Form 10-Q
period 1999-03-31
EXTREME NETWORKS INC
filed 1999-05-14
CIK 1078271

________________________________________________________________________________
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31,1999  OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                       Commission file number 333-71921

                            EXTREME NETWORKS, INC.
            (Exact name of Registrant as specified in its charter)


            DELAWARE                                     77-0430270
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


          3585 Monroe Street
        Santa Clara, California                            95051
(Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code:  (408) 579-2800


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes       No  X
                                           ---

    The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at May 6, 1999 was 48,991,163


________________________________________________________________________________

                            EXTREME NETWORKS, INC.
                                   FORM 10-Q


                                     INDEX


                                                                         PAGE


PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets
         March 31, 1999 and June 30, 1998                                   3

         Condensed Consolidated Statements of Operations
         Three months ended and nine months ended
         March 31, 1999 and 1998                                            4

         Condensed Consolidated Statements of Cash Flows
         Nine months ended March 31, 1999 and 1998                          5

         Notes to Condensed Consolidated Financial
         Statements (Unaudited)                                             6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                        Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders              27

Item 5.  Other Information                                        Not Applicable

Item 6.  Exhibits and Reports on Form 8-K                                 27

Item 7A  Quantitative and Qualitative Disclosures about
         Market Risk                                              Not Applicable

Signatures                                                                28

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                           EXTREME NETWORKS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                March 31, 1999     June 30, 1998
                                                --------------     -------------
                                                  (Unaudited)           (1)
                        Assets

Current assets:
        Cash and cash equivalents               $       10,705     $      9,510
        Short-term investments                           4,322           10,995
        Accounts receivable, net                        11,368            7,808
        Inventories                                        414              123
        Other current assets                             1,437              588
                                                --------------     ------------
Total current assets                                    28,246           29,024
Property and equipment, net                              4,888            4,469
Other assets                                               213              238
                                                --------------     ------------
                                                $       33,347     $     33,731
                                                ==============     ============


         Liabilities and stockholders' equity

Current liabilities:
        Accounts payable                        $        6,257     $      9,993
        Accrued liabilities                              9,767            3,885
        Income tax liability                             1,125                -
        Notes payable, current portion                     666              834
        Capital lease obligations, current
          portion                                          599              516
                                                --------------     ------------
Total current liabilities                               18,414           15,228
Notes payable, net of current portion                    1,477            1,167
Capital lease obligations, net of current portion        1,196            1,467
Stockholders' equity:
        Convertible preferred stock                         29               29
        Common stock                                        12               12
        Additional paid-in capital                      38,816           38,056
        Deferred stock compensation                       (235)            (369)
        Accumulated deficit                            (26,362)         (21,859)
                                                --------------     ------------
Total stockholders' equity                              12,260           15,869
                                                --------------     ------------
                                                $       33,347     $     33,731
                                                ==============     ============

                (1) Derived from audited financial statements

   See accompanying notes to the unaudited condensed consolidated financial statements.

                            EXTREME NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited in thousands, except per share amounts)

                                           Three Months Ended              Nine Months Ended
                                        ------------------------       ------------------------
                                          March 31,   March 31,          March 31,  March 31,
                                            1999        1998               1999        1998
                                        ------------ -----------       -----------  -----------
Net revenue                             $     29,051 $     7,335       $    59,902  $    13,439
Cost of revenue                               14,235       5,490            29,840        9,047
                                        ------------ -----------       -----------  -----------
Gross profit                                  14,816       1,845            30,062        4,392

Operating expenses:
   Research and development                    4,761       2,752            11,341        7,300
   Selling and marketing                       7,482       2,457            17,685        5,907
   General and administrative                  1,809         670             4,602        1,712
                                        ------------ -----------       -----------  -----------

       Total operating expenses               14,052       5,879            33,628       14,919
                                        ------------ -----------       -----------  -----------

Operating income (loss)                          764      (4,034)           (3,566)     (10,527)
Other income (expense), net                      (31)         25                63           51
                                        ------------ -----------       -----------  -----------
Income (loss) before income taxes                733      (4,009)           (3,503)     (10,476)

Provision for income taxes                       300           -             1,000            -
                                        ------------ -----------       -----------  -----------
Net income (loss)                       $        433 $    (4,009)      $    (4,503)  $  (10,476)
                                        ============ ===========       ===========  ===========
Basic net income (loss) per
 common share                           $       0.05 $     (0.84)      $     (0.63) $     (2.69)
                                        ============ ===========       ===========  ===========
Diluted net income (loss) per
 common share                           $       0.03 $     (0.84)      $     (0.63) $     (2.69)
                                        ============ ===========       ===========  ===========
Weighted average shares outstanding
 used in computing basic net income
 (loss) per share                              7,923       4,760             7,185        3,899
                                        ============ ===========       ===========  ===========
Weighted average shares outstanding
 used in computing diluted net income
 (loss) per share                             14,656       4,760             7,185        3,899
                                        ============ ===========       ===========  ===========

Pro forma basic net income (loss) per
 share                                  $       0.01 $     (0.13)      $     (0.12) $     (0.37)
                                        ============ ===========       ===========  ===========
Pro forma diluted net income (loss)
 per share                              $       0.01 $     (0.13)      $     (0.12) $     (0.37)
                                        ============ ===========       ===========  ===========
Shares used in computing pro forma
 basic net income (loss) per common
 share                                        36,984      32,082            36,246       28,651
                                        ============ ===========       ===========  ===========
Shares used in computing pro forma
 diluted net income (loss) per common
 share                                        43,717      32,082            36,246       28,651
                                        ============ ===========       ===========  ===========


   See accompanying notes to the unaudited condensed consolidated financial statement

                            EXTREME NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited in thousands)


                                                            Nine Months Ended
                                                        ------------------------
                                                          March 31,  March 31,
                                                            1999        1998
                                                        -----------  -----------
Operating activities:
     Net loss                                           $    (4,503) $   (10,476)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
     Depreciation and amortization                            3,451          820
     Amortization of deferred stock compensation                134           17
     Changes in operating assets and liabilities:
          Accounts receivable                                (3,560)      (5,522)
          Inventories                                          (291)         (94)
          Other current and noncurrent assets                  (824)        (829)
          Accounts payable                                   (3,736)       1,018
          Accrued compensation                                2,106          418
          Accrued warranty                                      497        1,057
          Accrued purchase commitments                          197            -
          Other accrued liabilities                           3,082        6,994
          Income tax liability                                1,125          146
          Due to shareholder                                      -         (109)
                                                        -----------  -----------
     Net cash used in operating activities                   (2,322)      (6,560)
                                                        -----------  -----------

Investing activities:
     Property and equipment purchases, net                   (3,870)      (2,544)
     Purchases of short-term investments                          -       (2,495)
     Maturities of short-term investments                     6,673            -
                                                        -----------  -----------
     Net cash provided by (used in) investing
      activities                                              2,803       (5,039)
                                                        -----------  -----------

Financing activities:
     Proceeds from issuance of convertible preferred
      stock                                                       -       20,285
     Proceeds from issuance of common stock                     760          110
     Proceeds from notes payable                                783        1,827
     Principal payments on notes payable                       (641)        (222)
     Principal payments of capital lease obligations           (188)         630
                                                        -----------  -----------
     Net cash provided by financing activities                  714       22,630
                                                        -----------  -----------

Net increase in cash and cash equivalents                     1,195       11,031
Cash and cash equivalents at beginning of period              9,510       10,047
                                                        -----------  -----------
Cash and cash equivalents at end of period              $    10,705  $    21,078
                                                        ===========  ===========

   See accompanying notes to the unaudited condensed consolidated financial statements.

                            EXTREME NETWORKS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)


1. BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared by Extreme Networks, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Extreme Networks, Inc. and its wholly-owned subsidiaries ("Extreme" or collectively the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 1999 and the operating results and cash flows for the three months and nine months ended March 31, 1999 and 1998. The condensed balance sheet at June 30, 1998 has been derived from audited financial statements as of that date. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

     The results of operations for the three months and nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the future quarters or the year ending June 30, 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     Extreme was incorporated in the state of California on May 8, 1996 and is engaged in the design, development, manufacture, and sale of high performance LAN networking products based on Layer 3 switching and Quality of Service technology. Extreme has incurred operating losses through December 31, 1998 and recorded a small profit in the quarter ended March 31, 1999. The company has an accumulated deficit of $26.4 million at March 31, 1999.

Reincorporation, Amendment to the Articles of Incorporation

     During January 1999, Extreme's Board of directors authorized the reincorporation of the Company in the State of Delaware. This reincorporation was effective prior to Extreme's initial public offering. Upon reincorporation, Extreme will be authorized to issue 150,000,000 shares of Common Stock, $.001 par value and 2,000,000 shares of undesignated Preferred Stock, $.001 par value.

Principles of Consolidation

     The consolidated financial statements include the accounts of Extreme and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the financial statements. Actual results could differ materially from these estimates.

Cash Equivalents and Short-Term Investments

     Extreme considers all highly liquid investment securities with maturity from date of purchase of three months or less to be cash equivalents and investment securities with maturity from date of purchase of more than three months but less than one year, to be short-term investments.

     Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with material unrealized gains and losses, if any, included in stockholders' equity. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on specific identification. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends.

Inventories

     Inventories are stated at the lower of cost or market (on a first-in, first-out basis) and are comprised substantially of finished goods at March 31, 1999.

Concentration of Credit Risk and Significant Customers

     Financial instruments that potentially subject Extreme to concentration of credit risk consist principally of marketable investments and accounts receivable. Extreme has placed its investments with six high-credit quality issuers with no more than $2.0 million due from any one issuer. For the nine months ended March 31, 1999, sales to Compaq, Hitachi Cable and Tokyo Electron accounted for 19%, 16% and 11% of the Company's net revenue, respectively. For the three months ended March 31, 1999, sales to Tokyo Electron, Hitachi Cable and Compaq accounted for 19%, 19% and 16% of the Company's net revenues, respectively. No other customer accounts for more than 10% of Extreme's net revenues respectively. Extreme operates solely within one business segment, the development and marketing of end-to-end LAN switching solutions.

Accrued Liabilities

        Accrued liabilities consist of:
                                                March 31,      June 30,
                                                  1999           1998
                                               ----------     ----------
                                                     (In thousands)
      Accrued compensation and benefits        $    3,041     $      935
      Accrued warranty                              1,570          1,073
      Accrued purchase commitments                  1,090            893
      Other accrued liabilities                     4,066            984
                                               ----------     ----------
                                               $    9,767     $    3,885
                                               ==========     ==========


Revenue Recognition

     Extreme generally recognizes product revenue at the time of shipment, unless Extreme has future obligations for installation or has to obtain customer acceptance in which case revenue is deferred until these obligations are met. Revenue from service obligations is deferred and recognized on a straight-line basis over the contractual period. Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets. Extreme has established a program which enables third party resellers to return up to 15% of their previous month's purchases in exchange for a purchase order of equal or greater dollar value. The amount of estimated product returns is provided for in the period of the sale.

     Upon shipment to its customers, Extreme provides for the estimated cost to repair or replace products to be returned under warranty. Extreme's warranty period is typically 12 months from the date of shipment to the end user.

Foreign Operations

     Extreme's foreign offices consist of sales, marketing and support activities through its foreign subsidiaries and an overseas reseller network. Operating income generated by the foreign operations of Extreme and their corresponding identifiable assets were not material in any period presented.

     Extreme's export sales represented 57% and 64% of net revenue in the nine-month period ended March 31, 1999 and March 31, 1998, respectively. All of the export sales to date have been denominated in U.S. dollars and were derived from sales to Europe and Asia.

Net Income (Loss) Per Share

     Basic net income (loss) per share and diluted net income (loss) per share are presented in conformity with Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," for all periods presented. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to the effective date of the initial public offering must be included in the calculation of basic and diluted net income (loss) per common share as if they had been outstanding for all periods presented. To date, Extreme has not had any issuances or grants for nominal consideration.

     In accordance with SFAS No. 128, basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Basic and diluted pro forma net income (loss) per share, as presented in the consolidated statements of operations, have been computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

     The following table presents the calculation of basic and diluted and pro forma basic and diluted net income (loss) per common share (in thousands, except per share data):

                                                        Three Months Ended           Nine Months Ended
                                                             March 31,                    March 31,
                                                        1999          1998           1999         1998
                                                        ----          ----           ----         ----
                                                                          (Unaudited)
Net income (loss)                                     $    433      $ (4,009)      $ (4,503)    $(10,476)
                                                      ========      ========       ========     ========
    Weighted-average shares of common stock
     outstanding                                        11,855        11,442         11,725       11,094

    Less: Weighted-average shares subject to
     repurchase                                         (3,932)       (6,682)        (4,540)      (7,195)
                                                      --------      --------       --------     --------
    Weighted-average shares used in computing basic
     net income (loss) per common share                  7,923         4,760          7,185        3,899
                                                      ========      ========       ========     ========
    Weighted-average shares used in computing diluted
     net income (loss) per common share                 14,656         4,760          7,185        3,899
                                                      ========      ========       ========     ========
Basic net income (loss) per common share              $   0.05      $  (0.84)      $  (0.63)    $  (2.69)
                                                      ========      ========       ========     ========
Diluted net income (loss) per common share            $   0.03      $  (0.84)      $  (0.63)    $  (2.69)
                                                      ========      ========       ========     ========
Pro forma:
    Net income (loss)                                 $    433      $ (4,009)      $ (4,503)    $(10,476)
                                                      ========      ========       ========     ========
    Shares used above                                    7,923         4,760          7,185        3,899
    Pro forma adjustment to reflect weighted
     effect of assumed conversion of convertible
     preferred stock                                    29,061        27,322         29,061       24,752
                                                      --------      --------       --------     --------
    Shares used in computing pro forma basic net
     income (loss) per common share (unaudited)         36,984        32,082         36,246       28,651
                                                      ========      ========       ========     ========
    Shares used in computing pro forma diluted net
     income (loss) per common share (unaudited)         43,717        32,082         36,246       28,651
                                                      ========      ========       ========     ========
    Pro forma basic net income (loss) per common
     share (unaudited)                                $   0.01      $  (0.13)      $  (0.12)    $  (0.37)
                                                      ========      ========       ========     ========
    Pro forma diluted net income (loss) per common
     share (unaudited)                                $   0.01      $  (0.13)      $  (0.12)    $  (0.37)
                                                      ========      ========       ========     ========


Comprehensive Income (Loss)

     Extreme adopted Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income," at December 31, 1998. Under SFAS 130, Extreme is required to display comprehensive income and its components as part of the financial statements. Other comprehensive income includes certain changes in equity that are excluded from net income. Specifically, SFAS 130 requires unrealized holding gains and losses on available-for-sale securities, to be included in accumulated other comprehensive income. Comprehensive income (loss) for the three and nine months ended March 31, 1999 and 1998 approximated net income (loss).

Recently Issued Accounting Standard

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to shareholders. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. Extreme will adopt SFAS No. 131 effective June 30, 1999. Extreme expects that the implementation of this standard will not have a material effect on its financial statement disclosures.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Extreme is required to adopt SFAS No. 133 for the year ending June 30, 2002. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because Extreme currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on Extreme's financial condition or results of operations.

     In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal use software once certain criteria have been met. Extreme is required to implement SOP 98-1 for the year ending June 30, 2000. Adoption of SOP 98-1 is expected to have no material impact on Extreme's financial condition or results of operations.

3. COMMITMENTS

     Extreme has outstanding purchase order commitments for materials of approximately $4.4 million and $19.2 million at June 30, 1998 and March 31, 1999, respectively. Extreme expects these purchase orders to be fulfilled and the related invoices to be paid in fiscal year 1999. Of this amount, the Company has accrued and expensed approximately $1.1 million of the outstanding purchase order commitments for materials due to obligations to suppliers as of March 31, 1999. This expense is included within cost of revenue for the nine months ended March 31, 1999.

Facility Lease

     In February 1999, Extreme agreed to lease 77,000 square feet for the purpose of being its primary facility in Santa Clara, California. The related cost of this lease is approximately $120,000 per month. The lease expires in December 2002. Extreme commenced occupancy in March 1999.

4. INCOME TAXES

     The Company has recorded a tax provision of $1.0 million for the nine month period ended March 31, 1999. The provision for income taxes consists primarily of foreign taxes, state income taxes and federal alternative minimum taxes.

     FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis.

5. SUBSEQUENT EVENT (unaudited)

     The Company completed its initial public offering of approximately 8 million common shares (including the underwriters over-allotment provision) on April 13, 1999 and raised approximately $127 million net of offering costs. Extreme Networks is listed on the Nasdaq National Market under the symbol "EXTR."


Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     When used in this discussion, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the timing of availability and functionality of products under development, product mix, trends in average selling prices, the percentage of export sales and sales to strategic customers and the availability and cost of products from the Company's suppliers, are subject to risks and uncertainties, including those set forth below under "Factors That May Affect Results," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

     The following information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Operating Results" on pages 22 through 30 of the Company's prospectus filed April 8, 1999 and "Factor's That May Affect Results" in this document.

Overview

     From our inception in May 1996 through September 1997, our operating activities related primarily to developing a research and development organization, testing prototype designs, building an ASIC design infrastructure, commencing the staffing of our marketing, sales and field service and technical support organizations, and establishing relationships with resellers and OEMs. We commenced volume shipments of our Summit1 and Summit2, the initial products in our Summit stackable product family, in October 1997, and we began shipping our BlackDiamond modular product family in September 1998. Since inception, we have incurred significant losses and as of March 31, 1999, we had an accumulated deficit of $26.4 million.

     Our revenue is derived primarily from sales of our Summit and BlackDiamond product families and fees for services relating to our products, including maintenance and training. The level of sales to any customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. See "Factors That May Affect Results-If a Key Reseller, OEM or Other Significant Customer Cancels or Delays a Large Purchase, Extreme's Revenues May Decline and the Price of Its Stock May Fall." Extreme recorded sales to customers greater than 10% as follows:

  ------------------------------------------------------------------------------
  Customer                            3Com  Compaq  Hitachi Cable Tokyo Electron
  ------------------------------------------------------------------------------
  Three months ended March 31, 1998    -      31%          15%         -
  ------------------------------------------------------------------------------
  Three months ended March 31, 1999    -      16%          19%        19%
  ------------------------------------------------------------------------------
  Nine months ended March 31, 1998    28%     17%          10%         -
  ------------------------------------------------------------------------------
  Nine months ended March 31, 1999     -      19%          16%        11%
  ------------------------------------------------------------------------------

     We market and sell our products through resellers and, to a lesser extent, OEMs and our field sales organization. We sell our products through more than 105 resellers in 39 countries. In the nine-month period ended March 31, 1999, sales to customers outside of North America accounted for approximately 57% of our net revenue. Currently, all of our international sales are denominated in U.S. dollars. We generally recognize product revenue at the time of shipment, unless we have future obligations for installation or have to obtain customer acceptance, in which case revenue is deferred until such obligations have been satisfied. We have established a program which, under specified conditions, enables third party resellers to return products to us. The amount of potential product returns is estimated and provided for in the period of the sale. Service revenue is recognized ratably over the term of the contract period, which is typically 12 months.

     We expect to experience rapid erosion of average selling prices of our products due to a number of factors, including competitive pricing pressures and rapid technological change. Our gross margins will be affected by such declines and by fluctuations in manufacturing volumes, component costs and the mix of product configurations sold. In addition, our gross margins may fluctuate due to the mix of distribution channels through which our products are sold, including the potential effects of our development of a two-tier distribution channel. We generally realize higher gross margins on sales to resellers than on sales through our OEMs. Any significant decline in sales to our OEMs or resellers, or the loss of any of our OEMs or resellers could materially adversely affect our business, operating results and financial condition. In addition, the introduction of new products can cause product transitions and result in excess or obsolete inventories. Any excess or obsolete inventories may also reduce our gross margins.

     We outsource the majority of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, documentation control and repairs at our facility in Santa Clara, California. Accordingly, a significant portion of our cost of revenue consists of payments to our contract manufacturers, Flextronics and MCMS. We expect to realize lower per unit product costs as a result of volume efficiencies. However, we cannot assure you when or if such price reductions will occur. The failure to obtain such price reductions could materially adversely affect our gross margins and operating results.

     Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of our ASICs and software. We expense all research and development expenses as incurred. We believe that continued investment in research and development is critical to attaining our strategic product and cost-reduction objectives and, as a result, we expect these expenses to increase in absolute dollars in the future.

     Selling and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and field service support functions, as well as trade shows, advertising and promotional expenses. We intend to pursue selling and marketing campaigns aggressively and therefore expect these expenses to increase significantly in absolute dollars in the future. In addition, we expect to substantially expand our field sales operations to support and develop leads for our resellers, which would also result in an increase in selling and marketing expenses.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, recruiting expenses, professional fees and other general corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and operation as a public company.

     During the year ended June 30, 1998, in connection with the grant of certain stock options to employees, Extreme recorded deferred stock compensation of $437,000 representing the difference between the exercise price and the deemed fair value of Extreme's common stock on the date such stock options were granted. Such amount is included as a reduction of stockholders' equity and is being amortized by charges to operations on a graded vesting method. Extreme recorded amortization of deferred stock compensation expense of approximately $68,000 and $134,000 for the year ended June 30, 1998 and the nine-month period ended March 31, 1999, respectively. At March 31, 1999, Extreme had a total of approximately $235,000 remaining to be amortized over the corresponding vesting period of each respective option, generally four years. The amortization expense relates to options awarded to employees in all operating expense categories. This amount has not been separately allocated to these categories.

     Despite growing revenues, we have only been profitable for the quarter ended March 31, 1999. Our net losses have not decreased proportionately with the increase in our revenue primarily because of increased expenses relating to our growth in operations. Because of the lengthy sales cycle of our products, there is often a significant delay between the time we incur expenses and the time we realize the related revenue. See "Factors That May Affect

Results - The Sales Cycle for Extreme's Products is Long and Extreme May Incur Substantial Non-Recoverable Expenses or Devote Significant Resources to Sales that Do Not Occur When Anticipated." In addition, we moved to a 77,000 square foot facility located in Santa Clara, California in March 1999. The rent for this new facility will be significantly greater than our rent obligations for our prior facility. To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, our operating results would be adversely affected. See "Factors That May Affect Results - A Number of Factors Could Cause Extreme's Quarterly Financial Results to Be Worse Than Expected, Resulting in a Decline in Its Stock Price."

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items reflected in our Condensed Consolidated Financial Statements:

                                             Three Months Ended       Nine Months Ended
                                                 March 31,                March 31,
                                                 ---------                ---------
                                              1999        1998          1999       1998
                                              ----        ----          ----       ----
Net revenue                                  100.0 %     100.0 %       100.0 %    100.0 %
Cost of revenue                               49.0        74.8          49.8       67.3
                                             -----       -----         -----      -----
Gross profit                                  51.0        25.2          50.2       32.7
Operating expenses:
    Research and development                  16.4        37.5          18.9       54.3
    Selling and marketing                     25.8        33.5          29.5       44.0
    General and administrative                 6.2         9.1           7.7       12.7
                                             -----       -----         -----      -----
        Total operating expenses              48.4        80.1          56.1      111.0
                                             -----       -----         -----      -----
Operating income (loss)                        2.6       (54.9)         (5.9)     (78.3)
Other income (expense), net                   (0.1)        0.3           0.1        0.4
                                             -----       -----         -----      -----
Income (loss) before income taxes              2.5       (54.6)         (5.8)     (77.9)
Provision for income taxes                     1.0           -           1.7          -
                                             -----       -----         -----      -----
Net income (loss)                              1.5 %     (54.6)%        (7.5)%    (77.9)%
                                             =====       =====         =====      =====

     Net revenue. Net revenue increased from $7.3 million for the three-month period ended March 31, 1998 to $29.1 million for the three-month period ended March 31, 1999, an increase of $21.8 million. Net revenue increased from $13.4 million for the nine-month period ended March 31, 1998 to $59.9 million for the nine-month period ended March 31, 1999, an increase of $46.5 million. This increase resulted primarily from increased sales of our Summit stackable products and the introduction of our BlackDiamond modular product family in September 1998.

     North America sales increased from $4.8 million for the nine-month period ended March 31, 1998 to $25.8 million for the nine-month period ended March 31, 1999, an increase of $21.0 million. Sales outside North America increased from $8.6 million for the nine-month period ended March 31, 1998 to $34.1 million for the nine-month period ended March 31, 1999, an increase of $25.5 million. The overall increase in sales outside North America reflected the growth in demand for our Summit and BlackDiamond products and an increase in the number of resellers, offset in part by a decrease in OEM sales.

     Gross profit. Gross profit increased from $1.8 million for the three-month period ended March 31, 1998 to $14.8 million for the three-month period ended March 31, 1999, an increase of $13.0 million. Gross profit increased from $4.4 million for the nine-month period ended March 31, 1998 to $30.1 million for the nine-month period ended March 31, 1999, an increase of $25.7 million. The increase in gross margin resulted primarily from improved manufacturing efficiencies, reductions in component costs and a shift in our channel mix from OEMs to resellers, which were offset in part by lower average selling prices due to increased competition.

     Research and development expenses. Research and development expenses increased from $2.8 million for the three-month period ended March 31, 1998 to $4.8 million for the three-month period ended March 31, 1999, an increase of $2.0 million. Research and development expenses increased from $7.3 million for the nine-month period ended March 31, 1998 to $11.3 million for the nine-month period ended March 31, 1999, an increase of $4.0 million.

The increase was primarily due to nonrecurring engineering and initial product verification expenses, additions to the Company's engineering staff and an increase in depreciation charges due to increases in capital spending on design and simulation software and test equipment. This percentage decrease was primarily the result of an increase in our net revenue.

     Selling and marketing expenses. Selling and marketing expenses increased from $2.5 million for the three-month period ended March 31, 1998 to $7.5 million for the three-month period ended March 31, 1999, an increase of $5.0 million. Selling and marketing expenses increased from $5.9 million for the nine-month period ended March 31, 1998 to $17.7 million for the nine-month period ended March 31, 1999, an increase of $11.8 million. This increase was primarily due to the hiring of additional sales and customer support personnel, increased commissions and advertising and promotional campaigns in support of the introduction of our BlackDiamond modular product family in September 1998 and the establishment of new sales offices. This percentage decrease was primarily the result of an increase in our net revenue.

     General and administrative expenses. General and administrative expenses increased from $0.7 million for the three-month period ended March 31, 1998 to $1.8 million for the three-month period ended March 31, 1999, an increase of $1.1 million. General and administrative expenses increased from $1.7 million for the nine-month period ended March 31, 1998 to $4.6 million for the nine-month period ended March 31, 1999, an increase of $2.9 million. This increase was due primarily to the hiring of additional finance, information technology and legal and administrative personnel, and increased spending on information systems. This percentage decrease was primarily the result of an increase in our net revenue.

     Provision for income taxes. The Company has recorded a tax provision of $1.0 million for the nine month period ending March 31, 1999. The provision for income taxes consists primarily of foreign taxes, state income taxes and federal alternative minimum taxes.

     FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

     Since inception, we have financed our operations and capital expenditures primarily through the sale of preferred stock, capital leases and other debt financing. Cash used in operations for the nine-month periods ended March 31, 1998 and 1999 was $6.6 million and $2.3 million, respectively. As of March 31, 1999, we had $15.0 million in cash, cash equivalents and short-term investments. We expect that accounts receivable and inventories will continue to increase to the extent our revenues continue to rise. Any such increase can be expected to reduce cash, cash equivalents and short-term investments.

     We have a revolving line of credit for $5.0 million with Silicon Valley Bank. Borrowings under this line of credit bear interest at the bank's prime rate. As of March 31, 1999, there were no outstanding borrowings under this line of credit. We also have a capital equipment line with Silicon Valley Bank for $4.0 million. Borrowings under this capital equipment line bear interest at the bank's prime rate. This agreement requires that we maintain certain financial ratios and levels of tangible net worth, profitability and liquidity. As of March 31, 1999, borrowings under this capital equipment line were approximately $800,000. In addition, we have a $5.0 million subordinated loan and security agreement with Comdisco, Inc. Borrowings under this loan bear interest at a rate of 9.75% per annum and are secured by all of our tangible assets. As of March 31, 1999, borrowings under this loan were approximately $1.8 million.

     Capital expenditures were $3.9 million for the nine months ended March 31, 1999 and $2.5 million for the nine months ended March 31, 1998. We expect capital expenditures to increase in the last quarter of fiscal 1999 primarily due to costs of moving to a new facility and capital expenditures for information systems and manufacturing test fixtures.

     In February 1999, we agreed to lease a 77,000 square foot facility in Santa Clara, California. The related cost of this lease is expected to be approximately $120,000 per month. The lease has a term of 47 months.

     The Company completed its initial public offering of approximately 8 million common shares (including the underwriters over-allotment provision) on April 13, 1999 and raised approximately $127 million net of offering costs. Extreme Networks is listed on the Nasdaq National Market under the symbol "EXTR."

     We require substantial capital to fund our business, particularly to finance inventories and accounts receivable and for capital expenditures. In order to build a sustainable business in the LAN switching market, the trend of using cash in our operations may continue over the next several quarters. We are working toward a business model that will allow us to achieve profitability, which is necessary to generate cash from operations. Achieving this model will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. As a result, we could be required to raise substantial additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities would have rights, preferences and privileges senior to holders of common stock and the term of such debt could impose restrictions on our operations. We cannot assure you that such additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which would materially adversely affect our business, financial condition and operating results.

     We believe that our cash balances, and cash available from credit facilities and future operations will enable us to meet our working capital requirements for at least the next 12 months.

Year 2000 Readiness Disclosure

     Some computers, software, and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "year 2000 problem."

     Assessment. The year 2000 problem affects the computers, software and other equipment that we use, operate or maintain for our operations. Accordingly, we have organized a program team responsible for monitoring the assessment and remediation status of our year 2000 projects and reporting such status to our board of directors. This project team is currently assessing the potential effect and costs of remediating the year 2000 problem for our internal systems. To date, we have not obtained verification or validation from any independent third parties of our processes to assess and correct any of our year 2000 problems or the costs associated with these activities.

     Internal infrastructure. We believe that we have identified approximately 250 personal computers and servers, six software applications, including Microsoft Windows 95, Microsoft Office 97 and Outlook 98 and Microsoft Mail Server, and our enterprise resource planning system, and related equipment used in connection with our internal operations that will need to be evaluated to determine if they must be modified, upgraded or replaced to minimize the possibility of a material disruption to our business. Upon completion of such evaluation, which we expect to occur by the end of April 1999, we expect to commence the process of modifying, upgrading, and replacing major systems that have been assessed as adversely affected, and expect to complete this process before the occurrence of any material disruption of our business.

     Systems other than information technology systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, telephone switches, security systems, and other common devices, of which there are approximately 15, may be affected by the year 2000 problem. We are currently assessing the potential effect and costs of remediating the year 2000 problem on our office, equipment and our new facilities in Santa Clara, California.

     Products and software programs. We have tested and intend to continue to test all of our products and software programs for year 2000 problems. To date, we have been able to correct any problems with our products and software programs relating to year 2000 prior to releasing them to our customers. We currently do not expect any significant problems to arise with our products and software programs relating to the year 2000.

     We estimate the total cost to us of completing any required modifications, upgrades or replacements of our internal systems will not exceed $200,000, almost all of which we believe will be incurred during calendar 1999. This estimate is being monitored and we will revise it as additional information becomes available.

     Based on the activities described above, we do not believe that the year 2000 problem will have a material adverse effect on our business or operating results. In addition, we have not deferred any material information technology projects as a result of our year 2000 problem activities.

     Suppliers. We are checking the web sites of third-party suppliers of components used in the manufacture of our products to determine if these suppliers are certifying that the components they provide us are year 2000 compliant. To date, we believe all critical components that we obtain from third party suppliers are year 2000 compliant, except that Microsoft has not indicated that Windows 95 and its office mail programs are year 2000 compliant. We expect that we will be able to resolve any significant year 2000 problems with Microsoft and any other third-party suppliers of components; however, there can be no assurance that these suppliers will resolve any or all year 2000 problems before the occurrence of a material disruption to the operation of our business. Any failure of these third parties to timely resolve year 2000 problems with their systems could have a material adverse effect on our business, operating results and financial condition.

     Most likely consequences of year 2000 problems. We expect to identify and resolve all year 2000 problems that could materially adversely affect our business operations. However, we believe that it is not possible to determine with complete certainty that all year 2000 problems affecting us have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many year 2000 problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, we believe that the following consequences are possible:

 .   a significant number of operational inconveniences and inefficiencies for us, our contract manufacturers and our customers that will divert management's time and attention and financial and human resources from ordinary business activities;

 .   several business disputes and claims for pricing adjustments or penalties due to year 2000 problems by our customers, which we believe will be resolved in the ordinary course of business; and

 .   a few serious business disputes alleging that we failed to comply with the terms of contracts or industry standards of performance, some of which could result in litigation or contract termination.

Contingency plans. We are currently developing contingency plans to be implemented if our efforts to identify and correct year 2000 problems affecting our internal systems are not effective. We expect to complete our contingency plans by the end of June 1999. Depending on the systems affected, these plans could include:

 .   accelerated replacement of affected equipment or software;

 .   short to medium-term use of backup equipment and software;

 .   increased work hours for our personnel; and

 .   use of contract personnel to correct on an accelerated schedule any year
2000 problems that arise or to provide manual workarounds for information systems.

     Our implementation of any of these contingency plans could have a material adverse effect on our business, operating results and financial condition.

Disclaimer. The discussion of our efforts and expectations relating to year 2000 compliance are forward-looking statements. Our ability to achieve year 2000 compliance and the level of incremental costs associated therewith, could be adversely affected by, among other things, the availability and cost of programming and testing resources, third party suppliers' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

Factors That May Affect Results

Extreme Has a History of Losses, Expects Future Losses and Cannot Assure You that It Will Achieve Profitability

     In the three months ended March 31, 1999, we achieved a marginal profit. Prior to this time, we had not achieved profitability and although our revenue has grown in recent quarters, we cannot be certain that we will continue to realize sufficient revenue to achieve profitability. As of March 31, 1999, we had an accumulated deficit of $26.4 million. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate significantly higher revenue to achieve and sustain profitability.


A Number of Factors Could Cause Extreme's Quarterly Financial Results to Be Worse Than Expected, Resulting in a Decline in Its Stock Price

     We plan to significantly increase our operating expenses to expand our sales and marketing activities, broaden our customer support capabilities, develop new distribution channels, fund increased levels of research and development and build our operational infrastructure. We base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, any delay in generating or recognizing revenue could cause our quarterly operating results to be below the expectations of public market analysts or investors, which could cause the price of our common stock to fall.

     We may experience a delay in generating or recognizing revenue because of a number of reasons. Orders at the beginning of each quarter typically do not equal expected revenue for that quarter and are generally cancelable at any time. Accordingly, we are dependent upon obtaining orders in a quarter for shipment in that quarter to achieve our revenue objectives. In addition, the timing of product releases, purchase orders and product availability could result in significant product shipments at the end of a quarter. Failure to ship these products by the end of a quarter may adversely affect our operating results. Furthermore, our customer agreements typically provide that the customer may delay scheduled delivery dates and cancel orders within specified time frames without significant penalty.

     Our quarterly revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

 .    fluctuations in demand for our products and services, including seasonality, particularly in Asia;

 .    unexpected product returns or the cancellation or rescheduling of significant orders;

 .    our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

 .    announcements and new product introductions by our competitors;

 .    our ability to achieve required cost reductions;

 .    our ability to obtain sufficient supplies of sole or limited sourced components for our products;

 .    unfavorable changes in the prices of the components we purchase;

 .    our ability to attain and maintain production volumes and quality levels for our products;

 .    the mix of products sold and the mix of distribution channels through which they are sold; and

 .    costs relating to possible acquisitions and integration of technologies or businesses.

     Due to the foregoing factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.


Intense Competition in the Market for Enterprise LAN Equipment Could Prevent Extreme From Increasing Revenue and Prevent Extreme From Achieving or Sustaining Profitability

     The market for enterprise LAN switches is intensely competitive. Our principal competitors include Alcatel, Bay Networks, Cabletron Systems, Cisco Systems, Ericsson, FORE Systems, IBM, Lucent Technologies, Nokia, Nortel Networks, Siemens, 3Com and Xylan. Many of our current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger installed customer bases, than we do. These competitors may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete.

     To remain competitive, we believe we must, among other things, invest significant resources in developing new products and enhancing our current products and maintaining customer satisfaction. If we fail to do so, our products may not compete favorably with those of our competitors and our revenue and future profitability could be materially adversely affected.


Extreme Expects the Average Selling Prices of Its Products to Decrease Rapidly Which May Reduce Gross Margins or Revenue

     The enterprise LAN equipment industry has experienced rapid erosion of average selling prices due to a number of factors, including competitive pricing pressures and rapid technological change. We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors or other factors. Therefore, to maintain our gross margins, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. Our failure to do so would cause our revenue and gross margins to decline, which could materially adversely affect our operating results and cause the price of our common stock to decline.


Extreme's Market is Subject to Rapid Technological Change and to Compete, Extreme Must Continually Introduce New Products that Achieve Broad Market Acceptance

     The enterprise LAN equipment market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. If we do not address these changes by regularly introducing new products, our product line will become obsolete. Developments in routers and routing software could also significantly reduce demand for our product. Alternative technologies, including asynchronous transfer mode, or ATM, could achieve widespread market acceptance and displace Ethernet technology on which our product lines and architecture are based. We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or devices will not supplant our approach.

     When we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. These actions could materially adversely affect our operating results by unexpectedly decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. The market for enterprise LAN switching products is evolving and we believe our ability to compete successfully in this market is dependent upon the continued compatibility and interoperability of our products with products and architectures offered by other vendors. In particular, the networking industry has been characterized by the successive introduction of new technologies or standards that have dramatically reduced the price and increased the performance of enterprise LAN equipment. To remain competitive we need to introduce products in a timely manner that incorporate or are compatible with these new technologies as they emerge. We have experienced delays in releasing new products and product enhancements in the past which delayed sales and resulted in lower quarterly revenue than anticipated. We may experience similar delays in product development in the future and any delay in product introduction could adversely affect our ability to compete and cause our operating results to be below our expectations or the expectations of public market analysts or investors.


Continued Rapid Growth Will Strain Extreme's Operations and Will Require Extreme to Incur Costs to Upgrade Its Infrastructure

    Since the introduction of our product line, we have experienced a period of rapid growth and expansion which has placed, and continues to place, a significant strain on our resources. Unless we manage such growth effectively, we may make mistakes in operating our business such as inaccurate sales forecasting, incorrect material planning or inaccurate financial reporting, which may result in unanticipated fluctuations in our operating results. Our net revenue increased significantly for the nine months ended March 31, 1999, and from June 30, 1998 to March 31, 1999, the number of our employees increased from 119 to 193. We expect our anticipated growth and expansion to strain our management, operational and financial resources. Our management team has had limited experience managing such rapidly growing companies on a public or private basis. In January 1999, we hired a new Chief Financial Officer. To accommodate this anticipated growth, we will be required to:

 .   improve existing and implement new operational and financial systems, procedures and controls;

 .   hire, train and manage additional qualified personnel, including in the near future sales and marketing personnel; and

 .   effectively manage multiple relationships with our customers, suppliers and other third parties.

    We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned personnel systems, procedures and controls may not be adequate to support our future operations. For example, in the quarter ended June 30, 1998, our operating results were adversely impacted due to a provision of approximately $900,000 that we recorded for purchase order commitments for certain components that exceeded our estimated requirements at the end of that quarter. This was due primarily to an engineering change in certain of our Summit family of products and a reduced demand forecast from one of our customers. In August 1998, we installed a new management information system, but we have not fully implemented its functionality. The difficulties associated with installing and implementing these new systems, procedures and controls may place a significant burden on our management and our internal resources. In addition, if we grow internationally, we will have to expand our worldwide operations and enhance our communications infrastructure. Any delay in the implementation of such new or enhanced systems, procedures or controls, or any disruption in the transition to such new or enhanced systems, procedures or controls, could adversely affect our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis.

    As a result of our rapid growth, we moved our entire operations in March 1999 to an approximately 77,000 square foot facility located in Santa Clara, California. This move may disrupt our business and materially adversely affect our operating results.

Extreme Must Develop and Expand Its Indirect Distribution Channels to Increase Revenues and Improve Its Operating Results

    Our distribution strategy focuses primarily on developing and expanding indirect distribution channels through resellers and, to a lesser extent, OEMs, as well as expanding our field sales organization. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer. Many of our resellers also sell products that compete with our products. We are developing a two-tier distribution structure which would require us to enter into agreements with a small number of stocking distributors. We cannot assure you that we will be able to enter into such agreements or successfully develop a two-tier distribution structure. Our failure to do so could limit our ability to grow or sustain revenue. In addition, our operating results will likely fluctuate significantly depending on the timing and amount of orders from our resellers. We cannot assure you that our resellers will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support.

    In order to support and develop leads for our indirect distribution channels, we plan to expand our field sales and support staff significantly. We cannot assure you that this internal expansion will be successfully completed, that the cost of this expansion will not exceed the revenues generated or that our expanded sales and support staff will be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors. Our inability to effectively establish our distribution channels or manage the expansion of our sales and support staff would materially adversely affect our ability to grow and increase revenue.


Because Substantially All of Extreme's Revenue is Derived From Sales of Two Product Families, Extreme is Dependent on Widespread Market Acceptance of These Products

    We currently derive substantially all of our revenue from sales of our Summit and BlackDiamond product families. We expect that revenue from these product families will account for a substantial portion of our revenue for the foreseeable future. Accordingly, widespread market acceptance of our product families is critical to our future success. Factors that may affect the market acceptance of our products include market acceptance of enterprise LAN switching products, and Gigabit Ethernet and Layer 3 switching technologies in particular, the performance, price and total cost of ownership of our products, the availability and price of competing products and technologies, and the success and development of our resellers, OEMs and field sales channels. Many of these factors are beyond our control. Our future performance will also depend on the successful development, introduction and market acceptance of new and enhanced products that address customer requirements in a cost-effective manner. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. We have in the past experienced delays in product development and such delays may occur in the future. Therefore, to the extent customers defer or cancel orders in the expectation of any new product release, any delay in development or introduction could cause our operating results to suffer. Failure of our existing or future products to maintain and achieve widespread levels of market acceptance may significantly impair our revenue growth.


If a Key Reseller, OEM or Other Significant Customer Cancels or Delays a Large Purchase, Extreme's Revenues May Decline and the Price of Its Stock May Fall

    To date, a limited number of resellers, OEMs and other customers have accounted for a significant portion of our revenue. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, a substantial reduction or delay in sales of our products to, or the loss of any significant reseller, OEM or other customer, or unexpected returns from resellers could materially adversely affect our business, operating results and financial condition. Although our largest customers may vary from period-to-period, we anticipate that our operating

Extreme recorded sales to customers greater than 10% as follows:

  ------------------------------------------------------------------------------
  Customer                            3Com  Compaq  Hitachi Cable Tokyo Electron
  ------------------------------------------------------------------------------
  Three months ended March 31, 1998    -      31%          15%         -
  ------------------------------------------------------------------------------
  Three months ended March 31, 1999    -      16%          19%        19%
  ------------------------------------------------------------------------------
  Nine months ended March 31, 1998    28%     17%          10%         -
  ------------------------------------------------------------------------------
  Nine months ended March 31, 1999     -      19%          16%        11%
  ------------------------------------------------------------------------------
results for any given period will continue to depend to a significant extent on large orders from a small number of customers, particularly in light of the high sales price per unit of our products and the length of our sales cycles.

    While our financial performance depends on large orders from a few key resellers, OEMs and other significant customers, we do not have binding commitments from any of them. For example:

 .   our customers can stop purchasing and our resellers and OEMs can stop marketing our products at any time;

 .   our reseller agreements generally are not exclusive and are for one year terms, with no obligation of the resellers to renew the agreements;

 .   our reseller agreements provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period; and

 .   our reseller and OEM agreements generally do not require minimum purchases.

    We have established a program which, under specified conditions, enables some third party resellers to return products to us. The amount of potential product returns is estimated and provided for in the period of the sale. Some of our OEM agreements also provide manufacturing rights and access to our source code upon the occurrence of specified conditions of default. If we were to default on these agreements, our OEMs could use our source code to develop and manufacture competing products, which would materially adversely affect our performance and ability to compete.

The Sales Cycle for Extreme's Products is Long and Extreme May Incur Substantial Non-Recoverable Expenses or Devote Significant Resources to Sales that Do Not Occur When Anticipated

    The timing of our sales revenue is difficult to predict because of our reliance on indirect sales channels and the length and variability of our sales cycle. Our products have a relatively high sales price per unit, and often represent a significant and strategic decision by an enterprise regarding its communications infrastructure. Accordingly, the purchase of our products typically involves significant internal procedures associated with the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, typically ranging from three months to longer than a year, and subjects the sales cycle associated with the purchase of our products to a number of significant risks, including budgetary constraints and internal acceptance reviews. The length of our sales cycle also may vary substantially from customer to customer. While our customers are evaluating our products and before they may place an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, we may be unable to compensate for the shortfall, which could materially adversely affect our operating results.

Extreme Purchases Several Key Components for Products From Single or Limited Sources and Could Lose Sales if These Sources Fail to Fill Its Needs

    We currently purchase several key components used in the manufacture of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. We are likely to encounter shortages and delays in obtaining components in the future which could materially adversely affect our ability to meet customer orders. Our principal sole sourced components include:

 .   ASICs;

 .   microprocessors;

 .   programmable integrated circuits;

 .   selected other integrated circuits;

 .   cables; and

 .   custom-tooled sheet metal.

Our principal limited sourced components include:

 .   flash memories;

 .   dynamic and static random access memories, commonly known as DRAMs and
SRAMs, respectively; and

 .   printed circuit boards.

    We use a rolling six-month forecast based on anticipated product orders to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If orders do not match forecasts, we may have excess or inadequate inventory of certain materials and components, which could materially adversely affect our operating results and financial condition. From time to time we have experienced shortages and allocations of certain components, resulting in delays in filling orders. In addition, during the development of our products we have experienced delays in the prototyping of our ASICs, which in turn has led to delays in product introductions.

Extreme Needs to Expand Its Manufacturing Operations and Depends on Contract Manufacturers for Substantially All of Its Manufacturing Requirements

    If the demand for our products grows, we will need to increase our material purchases, contract manufacturing capacity and internal test and quality functions. Any disruptions in product flow could limit our revenue, adversely affect our competitive position and reputation and result in additional costs or cancellation of orders under agreements with our customers.

    We rely on third party manufacturing vendors to manufacture our products. We currently subcontract substantially all of our manufacturing to two companies-Flextronics International, Ltd., located in San Jose, California, which manufactures our Summit1, Summit2 and Summit4 and BlackDiamond products, and MCMS, Inc., located in Boise, Idaho, which manufactures our Summit24 and Summit48 products. We have experienced a delay in product shipments from a contract manufacturer in the past, which in turn delayed product shipments to our customers. We may in the future experience similar or other problems, such as inferior quality and insufficient quantity of product, any of which could materially adversely affect our business and operating results. There can be no assurance that we will effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. We intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the loss of either of our contract manufacturers would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and would have a material adverse effect on our business, operating results and financial condition.

    As part of our cost-reduction efforts, we will need to realize lower per unit product costs from our contract manufacturers as a result of volume efficiencies. However, we cannot be certain when or if such price reductions will occur. The failure to obtain such price reductions would adversely affect our gross margins and operating results.

If Extreme Loses Key Personnel or is Unable to Hire Additional Qualified Personnel as Necessary, It May Not Be Able to Successfully Manage Its Business or Achieve Its Objectives

    Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing and manufacturing personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on Gordon Stitt, Chairman, President and Chief Executive Officer, Stephen Haddock, Vice President and Chief Technical Officer, and Herb Schneider, Vice President of Engineering. We neither have employment contracts with nor key person life insurance on any of our key personnel.

    We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, finance and manufacturing personnel. Competition for these personnel is intense, especially in the San Francisco Bay Area, and we have had difficulty hiring employees in the timeframe we desire, particularly software engineers. There can be no assurance that we will be successful in attracting and retaining such personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as product introductions, on time. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. We have from time to time received claims like this from other companies and, although to date they have not resulted in material litigation, we cannot assure you that we will not receive additional claims in the future as we seek to hire qualified personnel or that such claims will not result in material litigation. We could incur substantial costs in defending ourselves against any such claims, regardless of the merits of such claims.

Extreme's Products Must Comply With Evolving Industry Standards and Complex Government Regulations or Its Products May Not Be Widely Accepted, Which May Prevent Extreme From Sustaining Its Revenues or Achieving Profitability.

    The market for enterprise LAN equipment products is characterized by the need to support industry standards as different standards emerge, evolve and achieve acceptance. We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards. In the past, we have introduced new products that were not compatible with certain technological changes, and in the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. In addition, in the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop may be required to comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunication Union. If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates we would not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our revenues or achieving profitability.

Extreme Needs to Expand Its Sales and Support Organizations to Increase Market Acceptance of Its Products and If It Fails to Do So, Extreme Will Not Be Able to Increase Revenues

    Our products and services require a sophisticated sales effort targeted at several levels within a prospective customer's organization. Unless we expand our sales force we will not be able to increase revenues. We have recently expanded our sales force and plan to hire additional sales personnel. However, competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting.

    We currently have a small customer service and support organization and will need to increase our staff to support new customers and the expanding needs of existing customers. The design and installation of networking products can be complex; accordingly, we need highly-trained customer service and support personnel. Hiring customer service and support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of our products.

Extreme Depends Upon International Sales for Much of Its Revenue and Extreme's Ability to Sustain and Increase Its International Sales Depends on Successfully Expanding Its International Operations

    Our ability to grow will depend in part on the expansion of international sales and operations which have and are expected to constitute a significant portion of our sales. Sales to customers outside of North America accounted for approximately 62% and 57% of our net revenue in fiscal 1998 and the nine-months ended March 31, 1999, respectively. Our international sales primarily depend on our resellers and OEMs. The failure of our resellers and OEMs to sell our products internationally would limit our ability to sustain and grow our revenue. In addition, there are a number of risks arising from our international business, including:

 .   longer accounts receivable collection cycles;

 .   difficulties in managing operations across disparate geographic areas;

 .   difficulties associated with enforcing agreements through foreign legal systems;

 .   import or export licensing requirements;

 .   potential adverse tax consequences; and

 .   unexpected changes in regulatory requirements.

    Our international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. In the future, we may elect to invoice some of our international customers in local currency. Doing so will subject us to fluctuations in exchange rates between the U.S. dollar and the particular local currency. Because we currently denominate sales in U.S. dollars, we do not anticipate that the adoption of the Euro as a functional legal currency of certain European countries will materially affect our business.

Extreme May Engage in Future Acquisitions that Dilute the Ownership Interests of Our Stockholders, Cause Us to Incur Debt and Assume Contingent Liabilities

    As part of our business strategy, we expect to review acquisition prospects that would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. While we have no current agreements or negotiations underway with respect to any such acquisitions, we may acquire businesses, products or technologies in the future. In the event of any future acquisitions, we could:

 .   issue equity securities which would dilute current stockholders' percentage ownership;

 .   incur substantial debt; or

 .   assume contingent liabilities.

    Such actions by us could materially adversely affect our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, including:

 .   difficulties in the assimilation of acquired operations, technologies or products;

 .   unanticipated costs associated with the acquisition;

 .   diversion of management's attention from other business concerns;

 .   adverse effects on existing business relationships with suppliers and customers;

 .   risks associated with entering markets in which we have no or limited prior experience; and

 .   potential loss of key employees of acquired organizations.

    We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could materially adversely affect our business, operating results and financial condition.

Extreme May Need Additional Capital to Fund Its Future Operations Which, If It Is Not Available When Needed, Extreme May Need to Reduce Its Planned Development and Marketing Efforts, Which May Reduce Its Revenues and Prevent Extreme From Achieving Profitability

    We believe that our existing working capital proceeds from this offering and cash available from credit facilities and future operations will enable us to meet our working capital requirements for at least the next 12 months. However, if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we may need additional capital. The development and marketing of new products and the expansion of reseller channels and associated support personnel is expected to require a significant commitment of resources. In addition, if the market for enterprise Layer 3 LAN switches were to develop more slowly than anticipated or if we fail to establish significant market share and achieve a meaningful level of revenues, we may continue to incur significant operating losses and utilize significant amounts of capital. As a result, we could be required to raise substantial additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, such securities would have rights, preferences and privileges senior to holders of common stock and the term of such debt could impose restrictions on our operations. We cannot assure you that such additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which would materially adversely affect our business, financial condition and operating results.

If Extreme's Products Contain Undetected Software or Hardware Errors, Extreme Could Incur Significant Unexpected Expenses and Lost Sales

    Network products frequently contain undetected software or hardware errors when first introduced or as new versions are released. We have experienced such errors in the past in connection with new products and product upgrades. We expect that such errors will be found from time to time in new or enhanced products after commencement of commercial shipments. These problems may materially adversely affect our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from our product development efforts and causing significant customer relations problems.

    Our products must successfully interoperate with products from other vendors. As a result, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our products or another vendor's products, could result in the delay or loss of market acceptance of our products and any necessary revisions may result in the incurrence of significant expenses. The occurrence of any such problems would likely have a material adverse effect on our business, operating results and financial condition.

Extreme's Limited Ability to Protect Its Intellectual Property May Adversely Affect Its Ability to Compete

    We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, we cannot assure you that the actions we have taken will adequately protect our intellectual property rights.

    We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology.

If Extreme or Its Key Suppliers and Customers Fail to Be Year 2000 Compliant, Extreme's Business May Be Severely Disrupted And Its Revenues May Decline

    The year 2000 computer issue creates a risk for us. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on our operations. The risk exists in four areas:

 .   potential warranty or other claims from our customers;

 .   systems we use to run our business;

 .   systems used by our suppliers; and

 .   the potential reduced spending by other companies on networking solutions as a result of significant information systems spending on year 2000 remediation.

    We are currently evaluating our exposure in all of these areas.

    We are in the process of conducting an inventory and evaluation of the information systems used to run our business. Systems which are identified as non-compliant will be upgraded or replaced. For the year 2000 non-compliance issues identified to date, the cost of remediation is not expected to be material to our operating results. However, if implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, our operating results or financial condition could be materially adversely affected.

    We intend to contact our critical suppliers to determine that the suppliers' operations and the products and services they provide are year 2000 compliant. Where practicable, we will attempt to mitigate our risks with respect to the failure of suppliers to be year 2000 ready. However, failures remain a possibility and could have an adverse impact on our operating results or financial condition.

    Since all customer situations cannot be anticipated, we may see an increase in warranty and other claims as a result of the year 2000 transition. In addition, litigation regarding year 2000 compliance issues is expected to escalate. For these reasons, the impact of customer claims could have a material adverse impact on our operating results or financial condition.

    Businesses that face year 2000 compliance issues may require significant hardware and software upgrades or modifications to their computer systems and applications. These companies may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from networking solutions. This change in customers' spending patterns could materially adversely impact our business, operating results or financial condition.

Provisions in Extreme's Charter or Agreements May Delay or Prevent a Change of Control

    Provisions in our certificate of incorporation and bylaws may delay or prevent a change of control or changes in our management. These provisions include:

 .   the division of the board of directors into three separate classes;

 .   the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

 .   the ability of the board of directors to alter our bylaws without getting stockholder approval; and

 .   the requirement that at least 10% of the outstanding shares are needed to call a special meeting of stockholders.

    Furthermore, we are subject to the provisions of section 203 of the Delaware General Corporation Law. These provisions prohibit large stockholders, in particular those owning 15% or more of the outstanding voting stock, from consummating a merger or combination with a corporation unless this stockholder receives board approval for the transaction or 662/3% of the shares of voting stock not owned by the stockholder approve the merger or combination. Further, we have investor agreements with Compaq, Siemens and 3Com which require us to give these companies notice if we receive an acquisition offer or if we intend to pursue one.

Substantial Future Sales of Extreme's Common Stock in the Public Market Could Cause Its Stock Price to Fall

    The market price of our common stock could drop as a result of sales of a large number of shares in the market after the offering or in response to the perception that these sales could occur. All of the 8,050,000 shares sold in the offering are freely tradeable, with the 40,940,905 other shares outstanding, based on the number of shares outstanding as of March 31, 1999, being "restricted securities" as defined in Rule 144 of the Securities Act of 1933, and tradable in the near future.

Extreme's Stock Price May Be Extremely Volatile and You May Not Be Able to Resell Your Shares at or Above the Offering Price

    There was no public market for Extreme shares prior to the offering. The offering price for the shares was determined through negotiations between the representatives of the underwriters and us. You may not be able to resell your shares at or above the initial public offering price due to a number of factors, including:

 .   actual or anticipated fluctuations in our operating results;

 .   changes in expectations as to our future financial performance or changes in financial estimates of securities analysts;

 .   announcements of technological innovations; and

 .   the operating and stock price performance of other comparable companies.

    In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 4.   Submission of Matters to a Vote of Security Holders

1. Extreme solicited the consent of its shareholders as of March 30, 1999 to approve the following:

          (1) An amendment to its 1996 Stock Option Plan to increase the number of shares reserved for issuance under the Option Plan from 9,014,309 shares of our common stock to 17,014,309 shares of our common stock.

                       For                    Against                  Abstain
                       ---                    -------                  -------
                   34,662,012                    0                        0

          (2) The 1999 Employee Stock Purchase Plan with a share reserve of 1,000,000 shares of our common stock.

                       For                    Against                  Abstain
                       ---                    -------                  -------
                   34,662,012                    0                        0

          (3)  Our reincorporation into the state of Delaware.

                       For                    Against                  Abstain
                       ---                    -------                  -------
                   34,662,012                    0                        0


          (4) The form of Indemnity agreement to be entered into by Extreme and certain of our officers and directors.

                       For                    Against                  Abstain
                       ---                    -------                  -------
                   34,662,012                    0                        0


Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements)

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the three months ended March 31, 1999.

Item 7A   Quantitative and Qualitative Disclosures about Market Risk - None

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                            EXTREME NETWORKS, INC.
                                 (Registrant)



                              /S/ VITO E. PALERMO
                          --------------------------


                                VITO E. PALERMO
                    Vice President, Chief Financial Officer
                                 And Secretary

                                 May 14, 1999