Form 10-K
period 1999-06-30
EXTREME NETWORKS INC
filed 1999-09-24
CIK 1078271

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------
                                   Form 10-K

                               ----------------
(Mark One)

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                    For the fiscal year ended June 30, 1999

                                       OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the transition period from      to      .

                        Commission file number 333-71921

                             Extreme Networks, Inc.
             (Exact name of Registrant as specified in its charter)

                Delaware                                77-0430270
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)


                                                          95051
           3585 Monroe Street                           (Zip Code)
        Santa Clara, California
    (Address of principal executive
                offices)

       Registrant's telephone number, including area code: (408) 579-2800

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common stock, $.001 par value

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $2,883,549,982 as of September 20, 1999, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

   49,716,379 shares of the Registrant's Common stock, $.001 par value, were outstanding at September 20, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Items 10 (as to directors), 11 and 12 of Part III incorporate by reference information from the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 1999 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             EXTREME NETWORKS, INC.

                                   FORM 10-K
                                     INDEX

                                                                           Page
                                                                           ----
                                      PART I

 Item 1.  Business......................................................     3
 Item 2.  Properties....................................................    16
 Item 3.  Legal Proceedings.............................................    16
 Item 4.  Submission of Matters to a Vote of Security holders...........    16

                                      PART II

          Market For Registrant's Common Equity and Related Stockholder
 Item 5.  Matters.......................................................    18
 Item 6.  Selected Consolidated Financial Data..........................    18
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    19
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....    36
 Item 8.  Financial Statements and Supplementary Data...................    37
 Item 9.  Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure......................................    56

                                     PART III

 Item 10. Directors and Executive Officers of the Registrant............    56
 Item 11. Executive Compensation........................................    56
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................    56
 Item 13. Certain Relationships and Related Transactions................    56

                                      PART IV

          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14. K.............................................................    56
 SIGNATURES..............................................................   59

                                     PART I

Item 1. Business.

   When used in this Report, the words "may," "should," "believes," "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the availability and functionality of products under development, product mix, pricing trends, the mix of export sales, sales to significant customers and the availability and cost of products from the Company's suppliers, are subject to risks and uncertainties, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Our Results." Our actual results could differ materially from those projected in these forward-looking statements which could have a material adverse effect on our business, operating results and financial condition. These forward-looking statements speak only as of the date hereof and there may be events in the future that we are not able to predict accurately or over which we have no control.

Overview

   Extreme Networks, Inc. ("Extreme" or "the Company") is a leading provider of a next generation of switching solutions that meet the increasing needs of enterprise local area networks, or LANs, internet service providers, or ISPs, and content providers. The key advantages of our Layer 3 switching solutions are increased performance, the ability to easily grow, or "scale," in size as customer needs change, flexible allocation of network resources, ease of use and lower cost of ownership. These advantages are obtained through the use of custom semiconductors, known as ASICs, in our products and through hardware and software designs that are common and uniform across our product line. The routing of network traffic, a function referred to as Layer 3 switching, is done primarily with ASICs in our products, and consequently, is faster than the software implementations used in many competing products. Traditional Layer 3 products rely primarily on software which can slow traffic speeds below those which could otherwise be achieved and result in message packets being lost when network traffic is high. Our products incorporate an ASIC-based, wire-speed architecture and are designed to avoid the loss of message packets in the switch, or "non-blocking." As a result, our products are less expensive than software-based routers, yet offer improved performance throughout the network from the core to the desktop. The Dell'Oro Group, a research and consulting firm, estimates in an independently prepared market report dated July 1999, that the market for Layer 3 switching totaled $637 million in 1998 and is expected to increase to approximately $3.8 billion in 2001.

Industry Background

   Businesses and other organizations have become increasingly dependent on networks as their central communications infrastructure to provide connectivity for internal and external communications. New mission-critical computing applications, such as enterprise resource planning, large enterprise databases and sophisticated on-line connections with vendors, as well as the increased use of traditional applications, such as e-mail, require significant information technology resources. The emergence of the desktop browser as a user interface has enabled bandwidth-intensive applications that contain voice, video and graphics to be used extensively through intranets and externally through extranets. These new applications, combined with the growth in business-to-business e-commerce and other on-line transactions, are further burdening the network infrastructure.

 Today's Networking Environments

   LANs. LANs have traditionally been designed for client/server applications, where traffic patterns were predictable and traffic loads are relatively stable. In this environment, the majority of traffic remained within a given workgroup, with only a small percentage traveling across the high traffic portion of a LAN which interconnects all or a large part of the LAN. The increased use of data-intensive, mission-critical applications, the widespread implementations of intranets and extranets, and the ubiquity of Internet technologies have created unpredictable traffic patterns, and unpredictable traffic loads within the LAN. In addition, as users utilize the desktop browser and Internet technologies to access significant amounts of information from servers located inside and outside of the organization, a much higher percentage of traffic crosses the enterprise LAN backbone. For example, an employee can make a simple request that may require data to be downloaded and analyzed from multiple data warehouses outside his or her local workgroup, resulting in increased traffic across the LAN. Similarly, multiple users could request a multimedia presentation from a company intranet or from the Internet consuming tremendous amounts of network capacity. Either of these situations could result in users overwhelming a company's enterprise LAN unknowingly. As a result, the increased traffic, bandwidth-intensive applications and unpredictable traffic patterns are straining traditional LAN environments and reducing the performance of mission-critical applications.

   Early LANs supported limited numbers of users and used a variety of protocols to organize the transmission of data, including Ethernet, Token Ring or AppleTalk technologies. As the number of users and the amount of traffic on a network grew, network performance began to decline. In this shared environment, each desktop received and was burdened by the communication of every other desktop. The need to improve network performance was initially addressed by adding network devices known as bridges or hubs that separated the entire LAN into smaller workgroups. This arrangement was effective in supporting the traditional client/server environment where the majority of traffic remained within the workgroup. As applications became more bandwidth-intensive and users increasingly communicated outside of their workgroup, bridges and hubs were unable to process this traffic effectively. To mitigate this problem, Layer 2 switches were developed to provide a dedicated link for each desktop and eliminate the unnecessary flow of information to every desktop. In addition to the evolution of new devices, the need for increased backbone speeds led to the development of new and faster technologies such as FDDI, Fast Ethernet and ATM. However, each of these technologies employs different protocols, further complicating the LAN by requiring software-based routers that use expensive CPUs and software tables to route this multi-protocol traffic. Today, it is not uncommon to find multiple protocols and devices across the four basic areas of the network:

   .  the desktop, which connects end users;

   .  the segment, which interconnects networking devices;

   .  the server, which connects servers to the network; and

   . the network core, which consists of the enterprise backbone that interconnects LAN segments.

   A network must be scalable in the following four dimensions:

   Speed. Speed refers to the number of bits per second that can be transmitted across the network. Today's network applications increasingly require speeds of up to 100 Mbps to the desktop. Hence, the backbone and server connections that aggregate traffic from desktops require speeds well in excess of 100 Mbps. Wire speed refers to the ability of a network device to process an incoming data stream at the highest possible rate without loss of packets. Wire speed routing refers to the ability to perform Layer 3 switching at the maximum possible rate.

   Bandwidth. Bandwidth refers to the volume of traffic that a network or a network device can handle before traffic is "blocked," or unable to get through without interruption. When traffic was more predictable, the amount of traffic across a network link or through a network device grew basically in line with the number of users on the network. With today's data-intensive applications accessed in random patterns from within and outside of the network, users can spike traffic unpredictably, consuming significant bandwidth to the detriment of other users.

   Network size. Network size refers to the number of users and servers that are connected to a network. Today's networks must be capable of connecting and supporting up to thousands, and even tens of thousands, of users and servers while providing performance and reliable connectivity.

   Quality of service. Quality of service refers to the ability to control the delivery of traffic based upon its level of importance. Mission-critical enterprise and delay-sensitive multimedia applications require specific performance minimums, while traffic such as general e-mail and Internet surfing may not be as critical. In addition to basic standards-based prioritization of traffic according to importance, true end-to-end quality of service would allocate bandwidth to specified applications.

 Opportunity for Next Generation Switching Solutions

   The emergence of several technology trends is enabling a new generation of networking equipment that can meet the four scalability dimensions of today's enterprise LANs, ISPs and content providers by accommodating new unpredictable traffic patterns and bandwidth-intensive, mission-critical applications. First, while many new and different technologies have been deployed in existing LANs, Ethernet has become the predominant LAN technology, with over 95% of the market in 1998 and total shipments of over 350 million ports from 1991 to 1998, according to the Dell'Oro Group. Ethernet has evolved from the original 10 Mbps Ethernet to 100 Mbps Fast Ethernet and, in 1998, to 1,000 Mbps Gigabit Ethernet. Gigabit Ethernet represents a viable network backbone protocol, enabling 100 Mbps Fast Ethernet connections to the desktop to be aggregated for network backbone transport across the network core. Second, growth of the Internet and the subsequent development of applications based on Internet technologies have increased the use of the Internet Protocol.

   With the wide acceptance of Ethernet and Internet Protocol-based technologies, the need to support a multi-protocol environment is diminished. As a result, the simplified routing functionality can be embedded in application specific integrated circuits, or ASICs, instead of in the software and CPUs used in multi-protocol software-based routers. The resulting device, called a Layer 3 switch, functions as a less expensive and significantly faster hardware-based router. The Dell'Oro Group estimates in an independently prepared July 1999 market report, that the market for Layer 3 switching totaled $637 million in 1998 and is expected to increase to approximately $3.8 billion in 2001. Layer 3 switches can operate at gigabit speeds and, as hardware routers, can support large networks. However, most Layer 3 switches still block traffic in high utilization scenarios and can only support standards-based traffic prioritization quality of service. While Layer 3 switching dramatically increases network performance, many of today's offerings fail to realize the potential of this technology because of the use of inconsistent hardware, software and management architectures.

   To effectively address the needs of today's enterprise LANs, ISPs and content providers customers need a solution that is easy to use and implement and can scale in terms of speed, bandwidth, network size and quality of service. Layer 3 switching represents the next critical step in addressing these requirements. However, enterprises need a Layer 3 solution that provides sufficient bandwidth to support unpredictable traffic spikes without impacting all other users connected to the network. In addition, enterprises require a quality of service solution that supports industry-standard prioritization and enables network administrators to offer quality of service that maps business processes and network policies. Finally, to simplify their networks, enterprises need a family of interoperable devices that utilize a consistent hardware, software and management architecture. Through an integrated family of products, network managers can effectively deploy the solution at any point in the network and follow a migration path to a network implemented with a consistent architecture from end-to-end.

The Extreme Networks Solution

   Extreme provides end-to-end network switching solutions that meet the requirements of enterprise LANs, ISPs and content providers by providing increased performance, scalability, policy-based quality of service, ease of use and lower cost of ownership. Our products share a common ASIC, software and network management architecture that enables Layer 3 switching at wire speed in each of the desktop, segment, server and core areas of the enterprise LAN. In addition, these products can be utilized by ISPs and content providers for their web-hosting and server co-location operations. Because our products are based on industry standard routing and network management protocols, they are interoperable with existing network infrastructures. We offer policy-based quality of service that controls the delivery of network traffic according to pre-set policies that specify priority and bandwidth limits. All of our switches include integrated web server software that allows the switch to be managed from any browser-equipped desktop. In addition, our Java-based enterprise management software utilizes integrated web server software that allows simplified management from any locally connected computer, or remotely over the Internet.

   The key benefits of Extreme's solutions are:

   High performance. Our products provide 1,000 Mbps Gigabit Ethernet to the network core and Fast Ethernet to the desktops, segments and servers, together with the non-blocking, wire-speed routing of our ASIC-based Layer 3 switching. Using our products, customers can achieve forwarding rates that are up to 100 times faster than with software-based routers.

   Ease of use and implementation. Our products share a common ASIC, software and network management architecture and offer consistent features for each of the key areas of the network. Our standard-based products can be integrated into and installed within existing networks. Customers can upgrade with Extreme products without needing additional training. ExtremeWare software simplifies network management by enabling customers to manage any of our products remotely through a browser interface.

   Scalability. Our solutions offer customers the speed and bandwidth they need today with the capability to scale their networks to support demanding applications in the future without the burden of additional training or software or system complexity. Customers who purchase our products can upgrade them to advanced Layer 3 capability because this functionality is built into our ASICs. ExtremeWare Enterprise Manager software simplifies software upgrades by allowing the network manager to upgrade all Extreme switches simultaneously.

   Quality of service. Extreme's policy-based quality of service enables customers to prioritize mission-critical applications by providing industry-leading tools for allocating network resources to specific applications. With our policy-based quality of service, customers can use a web-based interface to identify and control the delivery of traffic from specific applications in accordance with specific policies that are set by the customer. The quality of service functionality of our ASICs allows our policy-based quality of service to be performed at wire speed. In addition to providing priority, customers can allocate specified amounts of bandwidth to specific applications or users.

   Lower cost of ownership. Our products are less expensive than software-based routers, yet offer higher routing performance. Because they share a common hardware, software and management architecture, we believe our products can substantially reduce the cost and complexity of network management and administration. This uniform architecture creates a simpler network infrastructure which leverages the knowledge and resources businesses have invested in Ethernet and the Internet Protocol, thereby requiring fewer resources and less time to maintain.

The Extreme Networks Strategy

   Extreme's objective is to be the leading supplier of end-to-end network solutions. The key elements of our strategy include:

   Provide easy to use, high-performance, cost-effective switching solutions. We offer customers easy to use, powerful, cost-effective switching solutions that meet the specific demands of switching environments in enterprise LANs, ISPs and content providers. Our products provide customers with 1,000 Mbps Gigabit Ethernet and the wire speed, non-blocking routing capabilities of ASIC-based Layer 3 switching. We intend to capitalize on our expertise in Ethernet, IP and switching technologies to develop new products based on our common architecture that meet the future requirements of enterprise LANs, ISPs and content providers. These products will offer higher performance with more advanced functionality and features while continuing to reduce total cost of ownership for our customers.

   Expand market penetration. We are focused on product sales to new customers across market segments, including ISPs, content providers and metropolitan area networks, or MANs, and on extending our product penetration within existing customers' networks. Once a customer buys our products for one area of their network, our strategy is to then offer that customer products for other areas. As additional products are purchased, a customer obtains the increased benefits of our end-to-end solution by simplifying their networks, extending policy-based quality of service and reducing costs of ownership while increasing performance.

   Extend switching technology leadership. Our technological leadership is based on our custom ASICs and software and includes our wire-speed, Layer 3 switching, policy-based quality of service, routing protocols and ExtremeWare software. We intend to invest our engineering resources in ASIC and software development and provide leading edge technologies to increase the performance and functionality of our products. We also intend to maintain our active role in industry standards committees such as IEEE and IETF.

   Leverage and expand multiple distribution channels. We distribute our products primarily through resellers and selected OEMs and through our field sales team. To quickly reach a broad, worldwide audience, we have more than 130 resellers in 40 countries, including regional networking system resellers, network integrators and wholesale distributors, and have established relationships with select OEMs. We maintain a field sales force primarily to support our resellers and to focus on select strategic and large accounts. We intend to increase the size of our reseller programs and are developing two tier distribution channels in some regions. To complement and support our domestic and international reseller and OEM channels, we expect to increase our worldwide field sales force.

   Provide high-quality customer service and support. We seek to enhance customer satisfaction and build customer loyalty through the quality of our service and support. We offer a wide range of standard support programs that include emergency telephone support 24 hours a day, seven days a week and advanced replacement of products. In addition, we have designed our products to allow easy service and administration. For example, we can access all of our switches remotely through a standard web browser to configure, troubleshoot and help maintain our products. We intend to continue to enhance the ease of use of our products and invest in additional support services by increasing staffing and adding new programs for our OEMs and resellers. In addition, we also are committed to providing customer-driven product functionality through feedback from key prospects, consultants, channel and OEM partners and customer surveys.

Products

   Extreme provides end-to-end switching solutions that meet the requirements of enterprise LANs, ISPs and content providers by providing increased performance, scalability, policy-based quality of service, ease of use and lower cost of ownership. Our Summit and BlackDiamond switches share a common ASIC, software and management architecture that facilitates a relatively short product design and development cycle, thereby reducing the time-to-market for new products and features. This common architecture enables customers to build an end-to-end enterprise LAN switching solution that has consistent functionality, performance and management to each of the desktop, segment, server and core areas of the LAN. The common architecture and end-to-end functionality of our products also reduces the cost and complexity of network administration and management.

   Our products include two browser-based software application suites, ExtremeWare and ExtremeWare Policy Manager, that enable simple and efficient switch management and configuration. ExtremeWare is a standards-based software suite that delivers policy-based quality of service and enables interoperability with legacy switches and routers. ExtremeWare Policy Manager is an application suite that enables remote configuration and management of multiple switches from a single network station.

   The following table identifies our principal hardware products:

           Product name                                                 Forwarding speed
            and date of                                                   (packets per        Per port
          first shipment                       Configuration                 second)      list price range
          --------------                       -------------            ----------------  ----------------
The Summit Stackable product family
Summit1                              8 Gigabit Ethernet ports          11.9 million       $1,500 to $3,000
 October 1997
Summit4                              16 10/100 Mbps                    11.3 million       Ethernet:
 March 1998                          Ethernet ports                                       $250 to $550
                                                                                          Gigabit Ethernet:
                                     6 Gigabit Ethernet ports                             $1,400 to $3,000
Summit48                             48 10/100 Mbps                    10.1 million       Ethernet:
 April 1998                          Ethernet ports                                       $140 to $250
                                                                                          Gigabit Ethernet:
                                     2 Gigabit Ethernet ports                             $570 to $1,000
Summit24                             24 10/100 Mbps                    5.1 million        Ethernet:
 November 1998                       Ethernet ports                                       $195 to $375
                                                                                          Gigabit Ethernet:
                                     1 Gigabit Ethernet port                              $785 to $1,500
Summit Virtual                       Up to 64 Gbps of                  up to 48.0 million $1,125
 Chassis                             bandwidth
 July 1998
                                     8 SummitLink Channels
 The BlackDiamond Modular Chassis
BlackDiamondChassis                  Up to 256 10/100 Mbps             48.0 million       Ethernet:
 September 1998                      Ethernet ports or 48                                 $400 to $1,400
                                     Gigabit Ethernet ports in                            Gigabit Ethernet:
                                     one chassis                                          $2,475 to $11,250
                                     10 slots to accommodate
                                     a variety of up to 8 connectivity
                                     modules and 1 or 2 management
                                     modules

 Desktop Switches

   The enterprise desktop is the portion of the network where individual end-user workstations are connected to a hub or switch. Traditionally, a discrete group of desktop users, or a workgroup, shared a single hub, which connected their workgroup to the rest of the network. In this shared environment, each desktop in the workgroup receives and is burdened by the communication of every other desktop in the workgroup. This topology is effective so long as the majority of traffic remains within the workgroup. As applications have become more bandwidth intensive and as user traffic has migrated outside the workgroup via the Internet or an intranet or extranet, however, the hubs are unable to effectively process this traffic, resulting in diminished desktop performance. Replacing the hub with a Layer 3 switch alleviates this problem by providing a dedicated link for each desktop and eliminating unnecessary broadcasts of information to every desktop in the workgroup. Enterprise desktop switching provides the desktop with features typically found only at the network core, such as redundancy, greater speed and the ability to aggregate multiple switch ports into a single high-bandwidth connection.

   We became an industry leader in Layer 3 switching for the desktop with the introduction of our Summit48 and Summit24 desktop switching products. The Summit48 addresses high-density enterprise desktop connections. This switch features a non-blocking architecture to avoid the loss of data packets. The Summit24, with half the number of ports of the Summit48, is targeted at local wiring closets with moderately dense desktop connections.

 Segment Switches

   Enterprise segment switching involves the switching among workgroups of multiple network desktops. While enterprise segment switching faces the same challenges as desktop switching, it must also address increased congestion from traffic generated by hubs and other devices that enterprises use to connect multiple desktop computers. Our primary product for enterprise segment switching is the chassis-based BlackDiamond. The BlackDiamond chassis addresses the needs of enterprises that interconnect high-density 10/100 Mbps segments. It can also be equipped with switched Gigabit Ethernet connectivity modules to provide high-speed uplinks to servers and switches in the network core.

 Server Switches

   Servers run the applications and store the data needed by all network end-users. In a traditional LAN, most of the network resources needed by any given desktop user, such as printer servers, file servers or database servers, are on the same workgroup segment as the desktop user. The traditional network architecture has been shifting toward more centralized server clusters, or server farms, which require the physical deployment of multiple servers in a single central data center. This new architecture is easier to manage and can be configured in a redundant fashion, thereby reducing the risk of system failure. Additionally, remote offices and telecommuters can access the same server-based data as desktop users, increasing the flexibility of the network to support users wherever they may be located.

   As more people access the network and as server requests increasingly involve more bandwidth-intensive applications, network traffic to and from servers has increased dramatically, causing bandwidth to be consumed by traffic. Servers also communicate with each other, creating a high volume of server-to-server traffic within the server farm. Recent technology developments allow enterprises to install network interface cards that enable connections using Gigabit Ethernet or the aggregation of multiple 100 Mbps ports on a single card. This development increases the communication speed of the servers. In turn, these servers have created the need for switches that can support their higher server-to-server and server-to-end-user communications speeds. Our Summit 4 product addresses server switching constraints by providing switched Gigabit Ethernet and multiple 100 Mbps links to the servers, thereby delivering sufficient bandwidth between servers and to clients on attached segments. The BlackDiamond may also be configured to address the needs of a server switching environment that requires higher port density and modular configuration flexibility.

 Core Switches

   The network core is the most critical point in the network, as it is where the majority of network traffic, including desktop, segment and server traffic, converges. Network core switching involves switching traffic from the desktops, segments and servers within the network. Because of the high-traffic nature of the network core, wire-speed Layer 3 switching, scalability, a non-blocking hardware architecture, fault-tolerant mission-critical features, redundancy, link aggregation, the ability to support a variety of high-density "speeds and feeds" and the ability to accommodate an increasing number of high-capacity backbone connections are critical in core switching. Our network core products satisfy these criteria and include the BlackDiamond, the Summit1 and the Summit Virtual Chassis.

   The BlackDiamond switch includes the fault-tolerant features associated with mission-critical enterprise-class Layer 3 switching, including redundant system management and switch fabric modules, hot-swappable modules and chassis components, load-sharing power supplies and management modules, up to four 10 Mbps, 100 Mbps, or 1,000 Mbps aggregated links, dual software images and system configurations, spanning tree and multipath routing, and redundant router protocols for enhanced system reliability. In addition, our Summit1 switch, which interconnects multiple Gigabit Ethernet backbones from various parts of the network, is well-suited for network core applications that require lower density backbone connections. The Summit Virtual Chassis is a high-speed external backplane that interconnects multiple Summit or BlackDiamond switches. The Summit Virtual Chassis enables network flexibility by interconnecting geographically dispersed or co-located Summit and BlackDiamond switches, thereby creating a distributed core.

 ExtremeWare

   Our ExtremeWare software suite is pre-installed on every Summit and BlackDiamond switch. For Extreme switches that are Layer 3 enabled, ExtremeWare delivers policy-based quality of service capabilities and supports a range of routing protocols that enable interoperability with legacy switches and routers. Our policy-based quality of service also enables network managers to define numerous levels of control, or policies, that determine the amount of bandwidth available to a group of users or network devices at a given time. The policies can describe traffic based on port number, protocol type, VLAN, or Layer 2, Layer 3 or Layer 4 information. Using 802.1p and 802.1Q for VLAN tagging, policy-based quality of service is passively signaled across the network to enable standards-based interoperability. For Extreme switches that are Layer 2 enabled, ExtremeWare provides policy-based quality of service and supports a range of standards-based management and Layer 2 protocols. In addition, the basic Layer 3 version of ExtremeWare can be upgraded to advanced Layer 3 via software that may be downloaded from the web.

 ExtremeWare Policy Manager

   ExtremeWare Policy Manager simplifies the task of managing and configuring groups of our switches. With ExtremeWare Policy Manager, an entire network of our switches can be managed from a single management console using a standard web browser. This enterprise-wide management enables VLANs and policy-based quality of service to be established and managed for the entire LAN. ExtremeWare Policy Manager can also manage centralized and distributed stacks of Summit switches and the Summit Virtual Chassis as aggregated entities. ExtremeWare Policy Manager can be accessed using any Java-enabled browser. The ExtremeWare Policy Manager application and database support both Microsoft Windows NT and Sun Microsystems' Solaris. The ExtremeWare Policy Manager client can be launched from within the HP OpenView Network Node Manager application. In May 1999, we introduced our Enterprise Policy System, a multi-vendor policy system providing layer independent policy enforcement, address mapping capability and multi-vendor support.

Sales, Marketing and Distribution

   Extreme's sales and marketing strategy is focused on domestic and international resellers, OEMs and field sales.

   Resellers. We have entered into agreements to sell our products through more than 130 resellers in 40 countries. Our resellers include regional networking system resellers, resellers who focus on specific vertical markets, network integrators and wholesale distributors. We provide training and support to our resellers and our resellers generally provide the first level of support to end users of our products. We intend to increase the number of our reseller relationships, to target vertical markets and support a two-tier distribution channel.

   OEMs. We have established four key OEM relationships with leaders in the telecommunications, personal computer and computer networking industries. For fiscal 1999, sales to our OEMs accounted for 20% of our net revenue. Compaq, which is both an OEM and an end-user customer, accounted for 21% of our net revenue in fiscal 1999. We intend to maintain a limited number of relationships with key strategic OEMs who may offer products or distribution channels that compliment ours. Each of our OEMs resells our products under its own name. We believe that our OEM relationships enhance our ability to sell and provide support to large organizations because certain end-user organizations may prefer to do business with very large suppliers. We anticipate that OEM sales will decline as a percentage of net revenue as we expand our reseller and fields sales efforts.

   Field sales. We have designed and established our field sales organization to support and develop leads for our resellers and to establish and maintain a limited number of key accounts and strategic customers. To support these objectives, our field sales force:

   . assists end-user customers in finding solutions to complex network system and architecture problems;

   . differentiates the features and capabilities of our products from competitive offerings;

   . continually monitors and understands the evolving networking needs of enterprise customers;

   . promotes our products and ensures direct contact with current and potential customers; and

   .  monitors the changing requirements of our customers.

   As of June 30, 1999, Extreme's worldwide sales and marketing organization included 116 individuals, including managers, sales representatives, and technical and administrative support personnel. We have domestic sales offices located in major metropolitan areas, including Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, New York, San Jose, Seattle and Washington DC. In addition, we have international sales offices located in France, Germany, Hong Kong, Italy, Japan, The Netherlands, Sweden and United Kingdom.

 International sales

   We believe that there is a strong international market for our switching products. Our international sales are conducted primarily through our overseas offices and foreign resellers. Sales to customers outside of North America accounted for approximately 53% of our net revenue in fiscal 1999.

 Marketing

   We have a number of marketing programs to support the sale and distribution of our products and to inform existing and potential enterprise customers and our resellers and OEMs about the capabilities and benefits of our products. Our marketing efforts include participation in industry tradeshows, technical conferences and technology seminars, preparation of competitive analyses, sales training, publication of technical and educational articles in industry journals, maintenance of our web site, advertising and public relations. In addition, we have begun to develop an e-commerce business directed at resellers. We also participate in third-party, independent product tests.

Customer Support and Service

   Our customer service and support organization maintains and supports products sold by our field sales force to end users, and provides technical support to our resellers and OEMs. Generally, our resellers and OEMs provide installation, maintenance and support services to their customers and we assist our resellers and OEMs in providing such support.

   In addition to designing custom maintenance programs to satisfy specific customer requirements, we also offer several standard maintenance programs to our resellers and customers, including ExtremeAssist1 and ExtremeAssist2.

   ExtremeAssist1. This program is designed for customers which have strong technical networking skills and are interested in keeping service and support costs to a minimum. With ExtremeAssist1, the customers' information technology organizations provide first-level support for configuration, hardware and trouble shooting, while our technical assistance center provides advanced second-level support on an essential need basis. The ExtremeAssist1 program includes 2 hour telephone response time, 10 e-mail inquiries per month and responses within 24 hours, rapid-response emergency telephone support 24 hours a day, seven days a week and 72-hour advanced replacement of hardware.

   ExtremeAssist2. This program is designed for mission-critical environments that require the highest degree of network availability, data integrity and end-user productivity. The ExtremeAssist2 program includes 1 hour telephone response time, unlimited e-mail inquiries and next business-day responses, rapid-response emergency/ network down telephone support 24 hours a day, seven days a week and next business-day advance replacement of hardware.

   With the ExtremeAssist1 and ExtremeAssist2 programs, our customers are able to access our web-based database to immediately obtain software updates, bug lists, technical support alerts and on-line documentation. We typically provide end users with a one-year hardware and 90-day software warranty. We also offer various training courses for their third-party resellers or end-user customers.

Manufacturing

   We outsource the majority of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, documentation control and repairs at our facility in Santa Clara, California. This approach enables us to reduce fixed costs and to provide flexibility in meeting market demand. Where cost-effective, we may begin to perform certain of our non-manufacturing outsourced operations in-house.

   Currently, we use two contract manufacturers--Flextronics, located in San Jose, California, to manufacture our Summit1, Summit2 and Summit4 and BlackDiamond products and MCMS, located in Boise, Idaho, to manufacture our Summit24 and Summit48 products. Each of these manufacturing processes and procedures is ISO 9002 certified. We design and develop the key components of our products, including ASICs, printed circuit boards and software. In addition, we determine the components that are incorporated in our products and select the appropriate suppliers of such components. Product testing and burn-in is performed by our contract manufacturers using tests we specify and automated testing equipment. We also use comprehensive inspection testing and statistical process controls to assure the quality and reliability of our products. We intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. See "Factors That May Affect Our Results--Extreme Needs to Expand Its Manufacturing Operations and Depends on Contract Manufacturers for Substantially All of Its Manufacturing Requirements."

   Although we use standard parts and components for our products where possible, we currently purchase several key components used in the manufacture of our products from single or limited sources. Our principal single-sourced components include:

   .  ASICs;

   .  microprocessors;

   .  programmable integrated circuits;

   .  selected other integrated circuits;

   .  cables; and

   .  custom-tooled sheet metal.

Our principal limited-source components include:

   .  flash memories;

   .  DRAMs;

   .  SRAMs; and

   .  printed circuit boards.

   Generally, purchase commitments with our single or limited source suppliers are on a purchase order basis. LSI Logic manufacturers all of our ASICs which are used in all of our switches. Any interruption or delay in the supply of any of these components, or the inability to procure these components from alternate sources at acceptable prices and within a reasonable time, would materially adversely affect our business, operating results and financial condition. In addition, qualifying additional suppliers can be time-consuming and expensive and may increase the likelihood of errors.

   We use a rolling six-month forecast based on anticipated product orders to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. See "Factors That May Affect Our Results--Extreme Purchases Several Key Components for Products From Single or Limited Sources and Could Lose Sales if These Sources Fail to Fill Its Needs" and "--Extreme Needs To Expand Its Manufacturing Operations and Depends on Contract Manufacturers for Substantially All of Its Manufacturing Requirements."

Research and Development

   We believe that our future success depends on our ability to continue to enhance our existing products and to develop new products that maintain technological competitiveness. We focus our product development activities on solving the needs of enterprise LANs, ISPs and content providers. We monitor changing customer needs and work closely with users, value-added resellers and distributors, and market research organizations to monitor changes in the marketplace. We design our products around current industry standards and will continue to support emerging standards that are consistent with our product strategy.

   Our products have been designed to incorporate the same core ASICs and software and system architecture, facilitating a relatively short product design and development cycle and reducing the time to market for new products and features. We have utilized this architectural design to develop and introduce other product models and enhancements since the introduction of our first products in 1997. We intend to continue to utilize this architectural design to develop and introduce additional products and enhancements in the future.

   We are undertaking development efforts for our family of products with emphasis on increasing reliability, performance and scalability and reducing the overall network operating costs to end users. We are developing a new chipset which will be compatible with our existing architecture. We expect to ship new products that incorporate the new chipset in this fiscal year. We are also focusing on cost reduction engineering to reduce the cost of our products. There can be no assurance that our product development efforts will result in commercially successful products, or that our products will not be rendered obsolete by changing technology or new product announcements by other companies. See "Factors That May Affect Our Results--Extreme's Market is Subject to Rapid Technological Change and to Compete, Extreme Must Continually Introduce New Products that Achieve Broad Market Acceptance."

Competition

   The market for network switches is part of the broader market for enterprise LAN equipment, which is dominated by a few large companies, particularly Cabletron Systems, Cisco Systems, Nortel and 3Com. Each of these companies has introduced, or has announced its intention to develop, switches that are or may be competitive with our products. For example, in January 1999, Cisco announced its Catalyst 6000 family of chassis-based switches. In addition, there are a number of large telecommunications equipment providers, including Alcatel, Ericsson, Lucent Technologies, Nokia, Nortel Networks and Siemens, which have entered the market for network equipment, particularly through acquisitions of public and privately held companies. For example, in January 1998, Lucent acquired Prominet, a private switching company. We expect to face increased competition, particularly price competition, from these and other telecommunications equipment providers. We also expect to compete with other public and private companies that offer switching solutions, such as Alteon Web Systems and Foundry Networks. These vendors may develop products with functionality similar to our products or provide alternative network solutions. Our OEMs may compete with us with their current products or products they may develop, and with the products they purchase from us. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to develop and offer competitive products. Furthermore, we compete with numerous companies that offer routers and other technologies and devices that traditionally have managed the flow of traffic on the enterprise LAN or in ISP networks.

   Many of our current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than we do. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, competitors with a large installed customer base may have a significant competitive advantage over us. We have encountered, and expect to continue to encounter, many potential customers who are extremely confident in and committed to the product offerings of our principal competitors, including Cisco Systems, Nortel Networks and 3Com. Accordingly, such potential customers may not consider or evaluate our products. When such potential customers have considered or evaluated our products, we have in the past lost, and expect in the future to lose, sales to some of these customers as large competitors have offered significant price discounts to secure such sales.

   We believe the principal competitive factors in the network switching market are:

   . expertise and familiarity with network protocols, network switching and network management;

   .  product performance, features, functionality and reliability;

   .  price/performance characteristics;

   .  timeliness of new product introductions;

   .  adoption of emerging industry standards;

   .  customer service and support;

   .  size and scope of distribution network;

   .  brand name;

   .  access to customers; and

   .  size of installed customer base.

   We believe we compete favorably with our competitors with respect to each of the foregoing factors. However, because many of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, technical, sales, marketing and other resources, they may have larger distribution channels, stronger brand names, access to more customers and a larger installed customer base than we do. Such competitors may, among other things, be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to distribution partners than we can. To remain competitive, we believe we must, among other things, invest significant resources in developing new products and enhancing our current products and maintain customer satisfaction worldwide. If we fail to do so, our products will not compete favorably with those of our competitors which will materially adversely affect our business. See "Factors That May Affect Our Results-- Intense Competition in the Market for Networking Equipment Could Prevent Extreme From Increasing Revenue and Prevent Extreme From Achieving or Sustaining Profitability."

Intellectual Property

   We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have been issued one patent in the U.S. We have filed twelve patent applications in the U.S. and selected countries abroad relating to the architecture of our network switches and quality of service features. There can be no assurance that these applications will be approved, that any issued patents will protect our intellectual property or that they will not be challenged by third parties. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued. We also have six pending trademark applications in the U.S.

   We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. In addition, we provide our software products to end-users primarily under "shrink-wrap" license agreements included within the packaged software. These agreements are not negotiated with or signed by the licensee, and thus these agreements may not be enforceable in some jurisdictions. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. There can be no assurance that these precautions will prevent misappropriation or infringement of our intellectual property. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

   The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the data communications and networking markets have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to us. We expect that we may increasingly be subject to infringement claims as the numbers of products and competitors in the market for network switches grow and the functionality of products overlaps. In this regard, in February 1999, we received verbal communications from one of our OEM customers that one of these companies believes that our products may infringe patents pertaining to a Gigabit Ethernet industry standard, which standard was developed by committees and includes contributions from numerous parties. As such, it is not currently known whether a license is necessary; however, if it is determined to be necessary, we believe that a license would be made available in a timely and non-discriminatory manner and on reasonable terms.

   Although we have not been a party to any litigation asserting claims that allege infringement of intellectual property rights, we cannot assure you that we will not be a party to litigation in the future. In addition, we cannot assure you that third parties will not assert additional claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to existing or future products.

   We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights to determine the scope and validity of our proprietary rights. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis, our business, operating results and financial condition could be materially adversely affected.

Employees

   As of June 30, 1999, we employed 249 persons, including 116 in sales and marketing, 62 in research and development, 33 in operations and 38 in finance and administration. We have never had a work stoppage and no personnel are represented under collective bargaining agreements. We consider our employee relations to be good.

   We believe that our future success will depend on our continued ability to attract, integrate, retain, train and motivate highly qualified personnel, and upon the continued service of our senior management and key personnel. None of our personnel is bound by an employment agreement. Competition for qualified personnel is intense, particularly in the San Francisco Bay Area, where our headquarters is located. At times we have experienced difficulties in attracting new personnel. There can be no assurance that we will successfully attract, integrate, retain and motivate a sufficient number of qualified personnel to conduct our business in the future. See "Factors That May Affect Our Results--If Extreme Loses Key Personnel or is Unable to Hire Additional Qualified Personnel as Necessary, It May Not Be Able to Successfully Manage Its Business or Achieve Its Objectives."

Item 2. Properties.

   Our principal administrative, sales, marketing and research development facilities are located in an approximately 77,000 square feet facility located in Santa Clara, California which we moved to in March 1999. The Company believes that suitable additional space will be available as needed to accommodate any further physical expansion of corporate operations and for any additional sales offices. We also lease office space in Connecticut, Florida, Georgia, Illinois, Massachusetts, New Jersey, Texas, Washington, Washington D.C. and Wisconsin and in Germany, Hong Kong, The Netherlands and United Kingdom.

Item 3. Legal Proceedings.

   We are not aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse effect on our business, operating results or financial condition. We may in the future be party to litigation arising in the course of our business, including claims that we allegedly infringe third-party trademarks and other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 4. Submission of Matters to a Vote of Security Holders.

   Not applicable.

Executive Officers of the Registrant

   The following table sets forth information regarding the executive officers of Extreme as of August 31, 1999:

Name                  Age                       Position
----                  --- -----------------------------------------------------
Gordon L. Stitt...... 43  President, Chief Executive Officer and Chairman
Stephen Haddock...... 41  Vice President and Chief Technical Officer
Herb Schneider....... 40  Vice President of Engineering
June Hull............ 44  Vice President of Human Resources
William Kelly........ 48  Vice President of Corporate Development
Vito E. Palermo...... 35  Vice President, Chief Financial Officer and Secretary
George Prodan........ 46  Vice President of Marketing
Paul Romeo........... 50  Vice President of Operations
Harry Silverglide.... 53  Vice President of Sales

   Gordon L. Stitt. Mr. Stitt co-founded Extreme in May 1996 and has served as President, Chief Executive Officer and a director of Extreme since its inception. From 1989 to 1996, Mr. Stitt worked at another company he co-founded, Network Peripherals, a designer and manufacturer of high-speed networking technology. He served first as its Vice President of Marketing, then as Vice President and General Manager of the OEM Business Unit. Mr. Stitt holds an MBA from the Haas School of Business of the University of California, Berkeley and a BSEE/CS from Santa Clara University.

   Stephen Haddock. Mr. Haddock co-founded Extreme in May 1996 and has served as Vice President and Chief Technical Officer of Extreme since its inception. From 1989 to 1996, Mr. Haddock worked as Chief Engineer at Network Peripherals. Mr. Haddock is a member of IEEE, an editor of the Gigabit Ethernet Standard and Chairman of the IEEE 802.3ad link aggregation committee. Mr. Haddock holds an MSEE and a BSME from Stanford University.

   Herb Schneider. Mr. Schneider co-founded Extreme in May 1996 and has served as Vice President of Engineering of Extreme since its inception. From 1990 to 1996, Mr. Schneider worked as Engineering Manager at Network Peripherals and was responsible for the development of LAN switches. From 1981 to 1990, Mr. Schneider held various positions at National Semiconductor, a developer and manufacturer of semiconductor products, where he was involved in the development of early Ethernet chipsets and FDDI chipsets. Mr. Schneider holds a BSEE from the University of California, Davis.

   June Hull. Ms. Hull has served as Vice President of Human Resources since September 1999. From October 1996 to August 1999, she served as Regional Director of Human Resources and Corporate Director of Human Resources at Netscape Communications, an e-commerce company. From April 1989 to September 1996, she served in a variety of senior Human Resource management positions for Apple Computer, Inc.

   William Kelly. Mr. Kelly has served as Vice President of Corporate Development of Extreme since January 1999. From October 1996 to January 1999, he served as Vice President of Finance and Chief Financial Officer of Extreme. From August 1995 to October 1996, he served as Vice President of Worldwide Finance and Chief Financial Officer at SCM Microsystems, a manufacturer of personal computer smart-card technology. From March 1991 to June 1995, Mr. Kelly served in various positions at Network Peripherals, most recently as Vice President, Controller and Treasurer. Mr. Kelly holds a BBA in accounting from Loyola University, Chicago and is a Certified Public Accountant.

   Vito E. Palermo. Mr. Palermo has served as Vice President, Chief Financial Officer and Secretary of Extreme since January 1999. From January 1997 to January 1999, he served as Senior Vice President, Chief Financial Officer and Secretary of Metawave Communications, a wireless communications company. From 1992 to 1996, Mr. Palermo served in various financial management positions at Bay Networks, a networking communications company, most recently serving as Vice President and Corporate Controller and previously serving as Director of Technology Finance, Corporate Financial and Planning Manager, and Manufacturing and Customer Service Controller. Mr. Palermo holds an MBA from St. Mary's College and a BS in Business Administration from California State University.

   George Prodan. Mr. Prodan has served as Vice President of Marketing of Extreme since February 1997. From January 1994 to January 1997, he served as Director of Marketing and Senior Director of Worldwide Channels at FORE Systems, a networking equipment company. From April 1991 to December 1993, he served as a product line manager for a division of 3Com, a networking company. He holds an MS in Instructional Communications from Shippensburg State University and a BS in Industrial Arts Education from California State University.

   Paul Romeo. Mr. Romeo has served as Vice President of Operations of Extreme since April 1997. From 1989 to 1997, he served as Vice President of Operations at Compression Labs, a videoconferencing company. Mr. Romeo holds an MBA from Santa Clara University and a BS in Engineering/Production Management from the University of Illinois.

   Harry Silverglide. Mr. Silverglide has served as Vice President of Sales of Extreme since January 1997. From May 1995 to January 1997, he served as Vice President of Western Region Sales for Bay Networks. From July 1994 to May 1995, he served as Vice President of Sales for Centillion Networks, a provider of LAN switching products which was acquired by Bay Networks in 1995. From April 1984 to July 1994, he worked in sales and senior sales management positions at Ungermann Bass, a network communications company.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   The Company's common stock commenced trading on the Nasdaq National Market on April 9, 1999 under the symbol "EXTR." See "Item 6--Selected Consolidated Financial Data" below for the range of the high and low closing prices as reported by Nasdaq.

   At June 30, 1999, there were approximately 277 stockholders of record of the Company's common stock and approximately 8,500 beneficial stockholders. The Company has never declared or paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings for the development of its business.

Item 6. Selected Consolidated Financial Data.

                                                              For the Period
                                                             from May 8, 1996
                                      Years Ended June 30, (Date of Inception)
                                      --------------------        through
                                         1999       1998       June 30, 1997
                                      ---------  ---------  -------------------
                                           (In thousands, except per share
                                                      amounts)
Consolidated Statement of Operations
 Data:
Net revenue........................... $ 98,026  $ 23,579        $   256
Gross profit (loss)...................   49,506     8,682           (132)
Total operating expenses..............   50,951    22,709          7,928
Operating loss........................   (1,445)  (14,027)        (8,060)
Net loss..............................   (1,617)  (13,936)        (7,923)
Basic and diluted net loss per common
 share................................ $  (0.17) $  (3.18)       $ (4.51)
Weighted average shares outstanding
 used in computing basic and
 diluted net loss per share...........    9,462     4,379          1,758
Pro forma basic and diluted net loss
 per share (unaudited)................ $  (0.04) $  (0.44)
Shares used in computing pro forma
 basic and diluted net loss per share
 (unaudited)..........................   38,523    31,701
                                                   As of June 30,
                                        ----------------------------------------
                                          1999      1998           1997
                                        --------  --------  --------------------
                                                   (In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents............. $107,143  $  9,510        $10,047
Short-term investments................   16,422    10,995            --
Working capital.......................  119,039    13,796          8,251
Total assets..........................  171,803    33,731         11,942
Long-term debt and capital lease
 obligations, net of current portion..      --      2,634            502
Total stockholders' equity............ $141,876  $ 15,869        $ 9,305


                                                                  High     Low
Stock Prices                                                     ------- -------
1999
Fourth quarter 1................................................ $ 58.06 $ 38.31

--------
(1) The Company's common stock commenced trading on the Nasdaq National Market on April 9, 1999 under the symbol "EXTR". The table indicates the range of the high and low closing prices, as reported by Nasdaq.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   When used in this discussion and elsewhere in this Form 10-K, the words "may," "should," "believes," "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the availability and functionality of products under development, product mix, pricing trends, the mix of export sales, sales to significant customers and the availability and cost of products from the Company's suppliers, are subject to risks and uncertainties, including those set forth below under "Factors That May Affect Our Results." Our actual results could differ materially from those projected in these forward-looking statements which could have a material adverse effect on our business, operating results and financial condition. These forward-looking statements speak only as of the date hereof and there may be events in the future that we are not able to predict accurately or over which we have no control.

Overview

   From our inception in May 1996 through September 1997, our operating activities related primarily to developing a research and development organization, testing prototype designs, building an ASIC design infrastructure, commencing the staffing of our marketing, sales and field service and technical support organizations, and establishing relationships with resellers and OEMs. We commenced volume shipments of our Summit1 and Summit2, the initial products in our Summit stackable product family, in October 1997, and we began shipping our BlackDiamond modular product family in September 1998. Since inception, we have incurred significant losses and as of June 30, 1999, we had an accumulated deficit of $23.5 million.

   Our revenue is derived primarily from sales of our Summit and BlackDiamond product families and fees for services relating to our products, including maintenance and training. The level of sales to any customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. See "Factors That May Affect Our Results--If a Key Reseller, OEM or Other Significant Customer Cancels or Delays a Large Purchase, Extreme's Revenues May Decline and the Price of Its Stock May Fall." Significant customer concentration in fiscal 1999 and fiscal 1998 as a percentage of net revenue is summarized below:

                                               Year Ended
                                                June 30,
                                               ----------
                                               1999  1998
                                               ----  ----
            Customer
              3Com............................  --    25%
              Compaq..........................  21%   21%
              Hitachi Cable...................  13%   --

   We market and sell our products primarily through resellers and, to a lesser extent, OEMs and our field sales organization. We sell our products through more than 130 resellers in 40 countries. In fiscal 1999, sales to customers outside of North America accounted for approximately 53% of our net revenue. Currently, all of our international sales are denominated in U.S. dollars. We generally recognize product revenue at the time of shipment, unless we have future obligations for installation or have to obtain customer acceptance, in which case revenue is deferred until such obligations have been satisfied. We have established a program which, under specified conditions, enables third party resellers to return products to us. The amount of potential product returns is estimated and provided for in the period of the sale. Service revenue is recognized ratably over the term of the contract period, which is typically 12 months.

   We expect to experience rapid erosion of average selling prices of our products due to a number of factors, including competitive pricing pressures, promotional pricing and rapid technological change. Our gross margins will be affected by such declines and by fluctuations in manufacturing volumes, component costs and the mix of product configurations sold. In addition, our gross margins may fluctuate due to the mix of distribution channels through which our products are sold, including the potential effects of our development of a two-tier distribution channel. We generally realize higher gross margins on sales to resellers than on sales through our OEMs. Any significant decline in sales to our OEMs or resellers, or the loss of any of our OEMs or resellers, could materially adversely affect our business, operating results and financial condition. In addition, new product introduction may result in excess or obsolete inventories. Any excess or obsolete inventories may also reduce our gross margins.

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

   Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of our ASICs and software. We expense all research and development expenses as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect these expenses to increase in absolute dollars in the future.

   Selling and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and field service support functions, as well as trade shows and promotional expenses. We intend to pursue selling and marketing campaigns aggressively and therefore expect these expenses to increase significantly in absolute dollars in the future. In addition, we expect to substantially expand our field sales operations to support and develop leads for our resellers, which would also result in an increase in selling and marketing expenses.

   General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, recruiting expenses, professional fees and other general corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we add personnel, increase spending on our information systems and incur additional costs related to the growth of our business and operation as a public company.

   During fiscal 1998, in connection with the grant of certain stock options to employees, we recorded deferred stock compensation of $437,000 representing the difference between the exercise price and the deemed fair value of our common stock on the date such stock options were granted. Such amount is included as a reduction of stockholders' equity and is being amortized by charges to operations on a graded vesting method. We recorded amortization of deferred stock compensation expense of approximately $172,000 and $68,000 for fiscal 1999 and fiscal 1998, respectively. At June 30, 1999, we had a total of approximately $197,000 remaining to be amortized over the corresponding vesting period of each respective option, generally four years. The amortization expense relates to options awarded to employees in all operating expense categories.

   Despite growing revenues, we have only been profitable for the quarters ended June 30, 1999 and March 31, 1999. Our net losses have not decreased proportionately with the increase in our revenue primarily because of increased expenses relating to our growth in operations. Because of the lengthy sales cycle of our products, there is often a significant delay between the time we incur expenses and the time we realize the related revenue. See "Factors That May Affect Our Results--The Sales Cycle for Extreme's Products is Long and Extreme May Incur Substantial Non-Recoverable Expenses or Devote Significant Resources to Sales that Do Not Occur When Anticipated." To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, our operating results would be adversely affected. See "Factors That May Affect Our Results--A Number of Factors Could Cause Extreme's Quarterly Financial Results to Be Worse Than Expected, Resulting in a Decline in Its Stock Price."

Results of Operations

   The following table sets forth for the years indicated certain financial data as a percentage of net revenue:

                                            Years ended June 30,
                                           -----------------------
                                           1999    1998     1997
                                           -----   -----   -------
        Net revenue......................  100.0%  100.0%    100.0%
        Cost of revenue..................   49.5    63.2     151.6
                                           -----   -----   -------
        Gross profit (loss)..............   50.5    36.8     (51.6)
        Operating expenses:
          Research and development.......   17.4    45.2    2090.2
          Selling and marketing..........   27.6    40.7     607.0
          General and administrative.....    7.0    10.4     399.6
                                           -----   -----   -------
            Total operating expenses.....   52.0    96.3    3096.8
                                           -----   -----   -------
        Operating loss...................   (1.5)  (59.5)  (3148.4)
        Interest income..................    1.9     2.6      91.4
        Interest expense.................    (.4)   (1.4)    (30.9)
        Other income (loss), net.........     .0     (.8)     (7.0)
                                           -----   -----   -------
        Income (loss) before income
         taxes...........................     .0   (59.1)  (3094.9)
        Provision for income taxes.......   (1.7)    --        --
                                           -----   -----   -------
        Net loss.........................   (1.7)% (59.1)% (3094.9)%
                                           =====   =====   =======

Net Revenue

   Net revenue increased from $23.6 million in fiscal 1998 to $98.0 million in fiscal 1999, an increase of $74.4 million. The increase in net revenue for fiscal 1999 resulted primarily from increased sales of our Summit stackable products and the introduction of our BlackDiamond modular product family in September 1998.

   Net revenue increased from $256,000 in fiscal 1997 to $23.6 million in fiscal 1998, an increase of $23.3 million. The increase in net revenue for fiscal 1998 reflected the commencement of shipments by our OEMs in the quarter ending September 30, 1997 and the introduction of our Summit stackable product family in the quarter ending December 31, 1997. Net revenue for fiscal 1997 was negligible as we were in the start-up stage of development.

   Export sales accounted for 53% and 61% of net revenue in fiscal 1999 and fiscal 1998, respectively. The overall increase in export sales reflected the growth in demand for our Summit and BlackDiamond products and an increase in the number of resellers, offset in part by a decrease in OEM sales. We expect that export sales will continue to represent a significant portion of net revenue, although we cannot assure you that export sales as a percentage of net revenue will remain at current levels. All sales transactions are denominated in U.S. dollars.

Gross Profit

   Gross profit increased from $8.7 million in fiscal 1998 to $49.5 million in fiscal 1999, an increase of $40.8 million. Gross margins increased from 36.8% in fiscal 1998 to 50.5% in fiscal 1999. The increase in gross margin resulted primarily from reductions in component costs, improved manufacturing efficiencies and a shift in our channel mix from OEMs to resellers, which were offset in part by lower average selling prices due to increased competition.

   Gross profit increased from a loss of ($132,000) in fiscal 1997 to a profit of $8.7 million in fiscal 1998, an increase of $8.8 million. Gross margins increased from (51.6%) in fiscal 1997 to 36.8% in fiscal 1998. The increase resulted from a shift from primarily research and development activities to production and sales of our products.

Research and Development Expenses

   Research and development expenses increased from $10.7 million in fiscal 1998 to $17.0 million in fiscal 1999, an increase of $6.3 million. The increase was primarily due to nonrecurring engineering and initial product verification expenses, the hiring of additional engineers and an increase in depreciation charges due to increases in capital spending on design and simulation software and test equipment. For fiscal 1998 and fiscal 1999, research and development expenses decreased as a percentage of net revenue from 45.2% to 17.4%. This percentage decrease was primarily the result of an increase in our net revenue.

   Research and development expenses increased from $5.4 million in fiscal 1997 to $10.7 million in fiscal 1998, an increase of $5.3 million. The increase resulted primarily from the hiring of additional engineers and an increase in prototype material expenses for new product development. For fiscal 1997 and fiscal 1998, research and development expenses decreased as a percentage of net revenue from 2090.2% to 45.2%. This percentage decrease was primarily the result of an increase in our net revenue.

Selling and Marketing Expenses

   Selling and marketing expenses increased from $9.6 million in fiscal 1998 to $27.1 million in fiscal 1999, an increase of $17.5 million. This increase was primarily due to the hiring of additional sales and customer support personnel, tradeshow and promotional expenses, increased commission expenses resulting from higher sales, and the establishment of new sales offices. For fiscal 1998 and fiscal 1999, selling and marketing expenses decreased as a percentage of net revenue from 40.7% to 27.6%. This percentage decrease was primarily the result of an increase in our net revenue.

   Selling and marketing expenses increased from $1.6 million in fiscal 1997 to $9.6 million in fiscal 1998, an increase of $8.0 million. This increase was primarily due to the hiring of additional sales and customer support personnel, advertising and promotional campaigns in support of the introduction of our Summit stackable product family. For fiscal 1997 and fiscal 1998, selling and marketing expenses decreased as a percentage of net revenue from 607.0% to 40.7%. This percentage decrease was primarily the result of an increase in our net revenue.

General and Administrative Expenses

   General and administrative expenses increased from $2.4 million in fiscal 1998 to $6.9 million in fiscal 1999, an increase of $4.5 million. This increase was due primarily to the hiring of additional finance, information technology and legal and administrative personnel, recruiting expenses, professional fees and increased spending on information systems. For fiscal 1998 and fiscal 1999, general and administrative expenses decreased as a percentage of net revenue from 10.4% to 7.0%. This percentage decrease was primarily the result of an increase in our net revenue.

   General and administrative expenses increased from $1.0 million in fiscal 1997 to $2.4 million in fiscal 1998, an increase of $1.4 million. This increase reflected primarily additional finance, information technology and legal and administrative personnel, recruiting expenses, professional fees and increased spending on our information systems. For fiscal 1997 and fiscal 1998, general and administrative expenses decreased as a percentage of net revenue from 399.6% to 10.4%. This percentage decrease was primarily the result of an increase in our net revenue.

Interest Income

   Interest income increased from $.6 million in fiscal 1998 to $1.9 million in fiscal 1999, an increase of $1.3 million. The increase is due to the increased amount of cash and cash equivalents, short-term investments and long-term investments from the proceeds we received from our initial public offering in April 1999.

Income Taxes

   We incurred significant operating losses for all fiscal years from inception through June 30, 1999. We recorded a tax provision of $1,650,000 for the year ended June 30, 1999. The provision for income taxes consists primarily of foreign taxes, federal alternative minimum taxes and state income taxes. FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets as the future realization of the tax benefit is not sufficiently assured. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

   Cash and cash equivalents and short-term investments increased from $20.5 million at June 30, 1998 to $123.6 million at June 30, 1999, an increase of $103.1 million. The increase is primarily a result of our initial public offering of common stock in April 1999, which generated net proceeds of $125.3 million. Cash provided by operating activities was $2.8 million in fiscal 1999, as compared to cash used for operating activities of $8.3 million in fiscal 1998. The decrease was primarily due to increases in accounts receivable, inventories and other current and noncurrent assets, offset by our operating loss, depreciation and increases in accounts payable and accrued liabilities. We expect that accounts receivable will continue to increase to the extent our revenues continue to rise. We expect our inventory levels to increase in connection with our development of a two-tier distribution system. Any such increase can be expected to reduce cash, cash equivalents and short-term investments.

   Investing activities used cash of $29.1 million in fiscal 1999 due to capital expenditures of $7.5 million and net purchases of short-term investments of $21.6 million. Our investing activities used cash of $13.5 million in fiscal 1998 for purchases of short-term investments of $11.0 million and capital expenditures of $2.5 million. Our investing activities used cash of $1.2 million in fiscal 1997 for capital expenditures. We expect capital expenditures of approximately $20.0 million in fiscal 2000.

   Financing activities provided cash of $124.0 million in fiscal 1999, arising primarily from proceeds from the issuance of common stock in conjunction with our initial public offering, partially offset by principal payments on notes payable and capital lease obligations. Financing activities provided cash of $21.2 million in fiscal 1998, primarily from the issuance of convertible preferred stock and proceeds from notes payable, partially offset by principal payments on notes payable and capital lease obligations. Financing activities provided cash of $17.8 million in fiscal 1997, primarily from the issuance of convertible preferred stock and proceeds from notes payable.

   We have a revolving line of credit for $5.0 million with Silicon Valley Bank. Borrowings under this line of credit bear interest at the bank's prime rate. As of June 30, 1999, there were no outstanding borrowings under this line of credit. We also have a capital equipment line with Silicon Valley Bank for $4.0 million. Borrowings under this capital equipment line bear interest at the bank's prime rate. This agreement requires that we maintain certain financial ratios and levels of tangible net worth, profitability and liquidity. We were in compliance with the financial statement covenants as of June 30, 1999. As of June 30, 1999, there were no outstanding borrowings under this capital equipment line. In addition, we have a $2.0 million capital equipment line with Comdisco, Inc. As of June 30, 1999, there were no outstanding borrowings under this capital equipment line.

   In February 1999, we agreed to lease a 77,000 square foot facility in Santa Clara, California. The related cost of this lease is expected to be approximately $120,000 per month. The lease has a term of 47 months.

   We require substantial capital to fund our business, particularly to finance inventories and accounts receivable and for capital expenditures. In order to build a sustainable business, the trend of using cash in our operations is expected to continue over the next several quarters. We are working toward a business model that will allow us to consistently generate cash from operations. Achieving this model will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. As a result, we could be required to raise substantial additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the term of such debt could impose restrictions on our operations. We cannot assure you that such additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which would materially adversely affect our business, financial condition and operating results.

   We believe that our current cash and cash equivalents, short-term investments and cash available from credit facilities and future operations will enable us to meet our working capital requirements for at least the next 12 months.

Year 2000 Readiness Disclosure

   Some computers, software and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "year 2000 problem."

   Assessment. The year 2000 problem affects the computers, software and other equipment that we use, operate or maintain for our operations. Accordingly, we have organized a program team responsible for monitoring the assessment and remediation status of our year 2000 projects and reporting such status to our board of directors. This program team has assessed the potential effect and costs of remediating the year 2000 problem for our internal systems. To date, we have not obtained verification or validation from any independent third parties of our processes to assess and correct any of our year 2000 problems or the costs associated with these activities.

   Internal infrastructure. We have identified and evaluated approximately 250 personal computers and servers, six software applications, including Microsoft Windows 95, Microsoft Office 97 and Outlook 98 and Microsoft Mail Server, and our enterprise resource planning system, and related equipment used in connection with our internal operations to determine if they must be modified, upgraded or replaced to minimize the possibility of a material disruption to our business. We have commenced the process of modifying, upgrading, and replacing major systems that have been assessed as adversely affected, and expect to complete this process before the occurrence of any material disruption of our business.

   Systems other than information technology systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, telephone switches, security systems, and other common devices may be affected by the year 2000 problem. To date, we have been able to correct any problems with our systems other than information technology systems relating to year 2000. We currently do not expect any significant problems to arise with our systems other than information technology systems relating to the year 2000.

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

   Contingency plans. We have developed contingency plans to be implemented if our efforts to identify and correct year 2000 problems affecting our internal systems are not effective. Depending on the systems affected, these plans could include:

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

Factors That May Affect Our Results

Extreme Has a General History of Losses, and Limited History of Profitability and Cannot Assure You that it Will Continue to Achieve Profitability

   We have not achieved profitability on an annual basis and although our revenue has grown in recent quarters, we cannot be certain that we will realize sufficient revenue to achieve profitability on an annual basis. Extreme has incurred net losses of $7.9 million from inception through June 30, 1997, $13.9 million for fiscal 1998 and $1.6 million for fiscal 1999. As of June 30, 1999, we had an accumulated deficit of $23.5 million. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate significantly higher revenue to sustain profitability. Although our revenues have grown in recent quarters and we have recently achieved quarterly profitability, we cannot be certain that we will continue to realize sufficient revenue to sustain profitability.

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

   Our quarterly revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

  . fluctuations in demand for our products and services, including seasonality, particularly in Asia and Europe;

  . unexpected product returns or the cancellation or rescheduling of significant orders;

  . our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

  . announcements and new product introductions by our competitors;

  . our ability to develop and support customer relationships with ISPs and other potential large customers;

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

Intense Competition in the Market for Networking Equipment Could Prevent Extreme From Increasing Revenue and Prevent Extreme From Sustaining Profitability

   The market for network switches is intensely competitive. Our principal competitors include Alcatel, Cabletron Systems, Cisco Systems, Ericsson, Foundry Networks, Lucent Technologies, Nokia, Nortel Networks, Siemens and 3Com. Many of our current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger installed customer bases, than we do. These competitors may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete.

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

Extreme Expects the Average Selling Prices of Its Products to Decrease Rapidly Which May Reduce Gross Margins or Revenue

   The network equipment industry has experienced rapid erosion of average selling prices due to a number of factors, including competitive pricing pressures and rapid technological change. We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors, including, for example, competitive products manufactured with low cost merchant silicon, or other factors. Therefore, to maintain our gross margins, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. Our failure to do so would cause our revenue and gross margins to decline, which could materially adversely affect our operating results and cause the price of our common stock to decline.

Extreme's Market is Subject to Rapid Technological Change and to Compete, Extreme Must Continually Introduce New Products that Achieve Broad Market Acceptance

   The network equipment market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. If we do not address these changes by regularly introducing new products, our product line will become obsolete. Developments in routers and routing software could also significantly reduce demand for our product. Alternative technologies could achieve widespread market acceptance and displace Ethernet technology on which our product lines and architecture are based. We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or devices will not supplant our approach.

   When we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. These actions could materially adversely affect our operating results by unexpectedly decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. The market for switching products is evolving and we believe our ability to compete successfully in this market is dependent upon the continued compatibility and interoperability of our products with products and architectures offered by other vendors. In particular, the networking industry has been characterized by the successive introduction of new technologies or standards that have dramatically reduced the price and increased the performance of switching equipment. To remain competitive we need to introduce products in a timely manner that incorporate or are compatible with these new technologies as they emerge. We have experienced delays in releasing new products and product enhancements in the past which delayed sales and resulted in lower quarterly revenue than anticipated. We may experience similar delays in product development in the future and any delay in product introduction could adversely affect our ability to compete and cause our operating results to be below our expectations or the expectations of public market analysts or investors.

Continued Rapid Growth Will Strain Extreme's Operations and Will Require Extreme to Incur Costs to Upgrade Its Infrastructure

   Since the introduction of our product line, we have experienced a period of rapid growth and expansion which has placed, and continues to place, a significant strain on our resources. Unless we manage such growth effectively, we may make mistakes in operating our business such as inaccurate sales forecasting, incorrect material planning or inaccurate financial reporting, which may result in unanticipated fluctuations in our operating results. Our net revenue increased significantly during the last year, and from June 30, 1998 to June 30, 1999, the number of our employees increased from 119 to 249. We expect our anticipated growth and expansion to strain our management, operational and financial resources. Our management team has had limited experience managing such rapidly growing companies on a public or private basis. To accommodate this anticipated growth, we will be required to:

  . improve existing and implement new operational, information and financial systems, procedures and controls;

  . hire, train and manage additional qualified personnel, including in the near future sales and marketing personnel; and

  . effectively manage multiple relationships with our customers, suppliers and other third parties.

   We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned personnel systems, procedures and controls may not be adequate to support our future operations. For example, in the quarter ended June 30, 1998, our operating results were adversely impacted due to a provision of approximately $900,000 that we recorded for purchase order commitments for certain components that exceeded our estimated requirements at the end of that quarter. This was due primarily to an engineering change in certain of our Summit family of products and a reduced demand forecast from one of our customers. In August 1998, we installed a new management information system, which we may continue to modify and improve to meet the increasing needs associated with our expected growth. The difficulties associated with installing and implementing these new systems, procedures and controls may place a significant burden on our management and our internal resources. In addition, as we grow internationally, we will have to expand our worldwide operations and enhance our communications infrastructure. Any delay in the implementation of such new or enhanced systems, procedures or controls, or any disruption in the transition to such new or enhanced systems, procedures or controls, could adversely affect our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis.

Extreme Must Develop and Expand Its Indirect Distribution Channels to Increase Revenues and Improve Its Operating Results

   Our distribution strategy focuses primarily on developing and expanding indirect distribution channels through resellers and, to a lesser extent, original equipment manufacturers, or OEMs, as well as expanding our field sales organization. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer. Many of our resellers also sell products that compete with our products. We are developing a two-tier distribution structure in Europe and the United States which has and will require us to enter into agreements with a small number of stocking distributors. We cannot assure you that we will continue to be able to enter into such agreements or that we will be able to successfully manage our resellers and distributors. Our failure to do so could limit our ability to grow or sustain revenue. In addition, our operating results will likely fluctuate significantly depending on the timing and amount of orders from our resellers. We cannot assure you that our resellers will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support.

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

Because Substantially All of Extreme's Revenue is Derived From Sales of Two Product Families, Extreme is Dependent on Widespread Market Acceptance of These Products; Future Performance will Depend on the Introduction and Acceptance of New Products

   We currently derive substantially all of our revenue from sales of our Summit and BlackDiamond product families. We expect that revenue from these product families will account for a substantial portion of our revenue for the foreseeable future. Accordingly, widespread market acceptance of our product families is critical to our future success. Factors that may affect the market acceptance of our products include market acceptance of switching products, and Gigabit Ethernet and Layer 3 switching technologies in particular in the enterprise LAN, ISP and content provider markets, the performance, price and total cost of ownership of our products, the availability and price of competing products and technologies, and the success and development of our resellers, OEMs and field sales channels. Many of these factors are beyond our control. Our future performance will also depend on the successful development, introduction and market acceptance of new and enhanced products that address customer requirements in a cost-effective manner. We are developing products which we expect to introduce this fiscal year which are based on a new chip set under development. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. We have in the past experienced delays in product development and such delays may occur in the future. Therefore, to the extent customers defer or cancel orders in the expectation of any new product release, any delay in development or introduction could cause our operating results to suffer. Failure of our existing or future products to maintain and achieve widespread levels of market acceptance may significantly impair our revenue growth.

If a Key Reseller, OEM or Other Significant Customer Cancels or Delays a Large Purchase, Extreme's Revenues May Decline and the Price of Its Stock May Fall

   To date, a limited number of resellers, OEMs and other customers have accounted for a significant portion of our revenue. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected. For fiscal 1998, 3Com and Compaq accounted for 25% and 21% of our net revenue, respectively, and for fiscal 1999, Compaq and Hitachi Cable accounted for 21% and 13% of our net revenue, respectively. Compaq is both an OEM and an end-user customer. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, a substantial reduction or delay in sales of our products to, or the loss of any significant reseller, OEM or other customer, or unexpected returns from resellers could harm our business, operating results and financial condition. Although our largest customers may vary from period-to-period, we anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a small number of customers, particularly in light of the high sales price per unit of our products and the length of our sales cycles.

   While our financial performance depends on large orders from a few key resellers, OEMs and other significant customers, we do not have binding commitments from any of them. For example:

  . our ISP and enterprise network customers can stop purchasing and our resellers and OEMs can stop marketing our products at any time;

  . our reseller agreements generally are not exclusive and are for one year terms, with no obligation of the resellers to renew the agreements;

  . our reseller agreements provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period; and

  . our reseller and OEM agreements generally do not require minimum purchases.

   We have established a program which, under specified conditions, enables some third party resellers to return products to us. The amount of potential product returns is estimated and provided for in the period of the sale. Some of our OEM agreements also provide manufacturing rights and access to our source code upon the occurrence of specified conditions of default. If we were to default on these agreements, our OEMs could use our source code to develop and manufacture competing products, which would negatively affect our performance and ability to compete.

The Sales Cycle for Extreme's Products is Long and Extreme May Incur Substantial Non-Recoverable Expenses or Devote Significant Resources to Sales that Do Not Occur When Anticipated

   The timing of our sales revenue is difficult to predict because of our reliance on indirect sales channels and the length and variability of our sales cycle. Our products have a relatively high sales price per unit, and often represent a significant and strategic decision by an enterprise regarding its communications infrastructure. Accordingly, the purchase of our products typically involves significant internal procedures associated with the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, typically ranging from three months to longer than a year, and subjects the sales cycle associated with the purchase of our products to a number of significant risks, including budgetary constraints and internal acceptance reviews. The length of our sales cycle also may vary substantially from customer to customer. While our customers are evaluating our products and before they may place an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, we may be unable to compensate for the shortfall, which could harm our operating results.

Extreme Purchases Several Key Components for Products From Single or Limited Sources and Could Lose Sales if These Sources Fail to Fill Its Needs

   We currently purchase several key components used in the manufacture of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. Certain components such as gigabit interface converter transceivers, or GBICs, are currently in short supply. While we have been able to meet our needs to date, we are likely to encounter shortages and delays in obtaining these or other components in the future which could materially adversely affect our ability to meet customer orders. Our principal sole sourced components include:

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

   We rely on third party manufacturing vendors to manufacture our products. We currently subcontract substantially all of our manufacturing to two companies-- Flextronics International, Ltd., located in San Jose, California, which manufactures our Summit1, Summit2 and Summit4 and BlackDiamond products, and MCMS, Inc., located in Boise, Idaho, which manufactures our Summit24 and Summit48 products. We have experienced a delay in product shipments from a contract manufacturer in the past, which in turn delayed product shipments to our customers. We may in the future experience similar or other problems, such as inferior quality and insufficient quantity of product, any of which could materially adversely affect our business and operating results. There can be no assurance that we will effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. We intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the loss of either of our contract manufacturers would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and would have a material adverse effect on our business, operating results and financial condition.

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

Extreme's Products Must Comply With Evolving Industry Standards and Complex Government Regulations or Its Products May Not Be Widely Accepted, Which May Prevent Extreme From Sustaining Its Revenues or Achieving Profitability

   The market for network equipment products is characterized by the need to support industry standards as different standards emerge, evolve and achieve acceptance. We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards. In the past, we have introduced new products that were not compatible with certain technological changes, and in the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. In addition, in the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop may be required to comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunication Union. If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates we would not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our revenues or achieving profitability.

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

   We currently have a small customer service and support organization and will need to increase our staff to support new customers and the expanding needs of existing customers. The design and installation of networking products can be complex; accordingly, we need highly-trained customer service and support personnel particularly for large ISP and enterprise network customers. Hiring customer service and support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of our products.

Extreme Depends Upon International Sales for Much of Its Revenue and Extreme's Ability to Sustain and Increase Its International Sales Depends on Successfully Expanding Its International Operations

   Our ability to grow will depend in part on the expansion of international sales and operations which have and are expected to constitute a significant portion of our sales. Sales to customers outside of North America accounted for approximately 61% and 53% of our net revenue in fiscal 1998 and fiscal 1999, respectively. Our international sales primarily depend on our resellers and OEMs. The failure of our resellers and OEMs to sell our products internationally would limit our ability to sustain and grow our revenue. In addition, there are a number of risks arising from our international business, including:

  . longer accounts receivable collection cycles;

  . difficulties in managing operations across disparate geographic areas;

  . difficulties associated with enforcing agreements through foreign legal systems;

  . payment of operating expenses in local currencies, which subjects us to risks of currency fluctuations;

  . import or export licensing requirements;

  . potential adverse tax consequences; and

  . unexpected changes in regulatory requirements.

   Our international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. In the future, we may elect to invoice some of our international customers in local currency which will subject us to fluctuations in exchange rates between the U.S. dollar and the particular local currency. If we do so, we may determine to engage in hedging transactions to minimize the risk of such fluctuations. However, if we are not successful in managing such hedging transactions, we could incur losses from hedging activities. Because we currently denominate sales in U.S. dollars, we do not anticipate that the adoption of the Euro as a functional legal currency of certain European countries will materially affect our business.

Extreme May Engage in Future Acquisitions that Dilute the Ownership Interests of Our Stockholders, Cause Us to Incur Debt and Assume Contingent Liabilities

   As part of our business strategy, we expect to review acquisition and strategic investment prospects that would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. While we have no current agreements or negotiations underway with respect to any such acquisitions, we are reviewing investments in new businesses and we may acquire businesses, products or technologies in the future. In the event of any future acquisitions, we could:

  . issue equity securities which would dilute current stockholders' percentage ownership;

  . incur substantial debt; or

  . assume contingent liabilities.

   These actions by us could materially adversely affect our operating results and/or the price of our common stock. Acquisitions and investment activities also entail numerous risks, including:

  . difficulties in the assimilation of acquired operations, technologies or products;

  . unanticipated costs associated with the acquisition or investment transaction;

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

Extreme May Need Additional Capital to Fund Its Future Operations Which, If It Is Not Available When Needed, Extreme May Need to Reduce Its Planned Development and Marketing Efforts, Which May Reduce Its Revenues and Prevent Extreme From Achieving Profitability

   We believe that our existing working capital, proceeds from the initial public offering in April 1999 and cash available from credit facilities and future operations will enable us to meet our working capital requirements for at least the next 12 months. However, if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we may need additional capital. The development and marketing of new products and the expansion of our reseller and distribution channels and associated support personnel is expected to require a significant commitment of resources. In addition, if the market for Layer 3 switches were to develop more slowly than anticipated or if we fail to establish significant market share and achieve a meaningful level of revenues, we may continue to utilize significant amounts of capital. As a result, we could be required to raise substantial additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, such securities may have rights, preferences and privileges senior to holders of common stock and the term of such debt could impose restrictions on our operations. We cannot assure you that such additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which would harm our business, financial condition and operating results.

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

   We are conducting an inventory and evaluation of the information systems used to run our business. Systems which have been and may be identified as non-compliant have been or will be upgraded or replaced. For the year 2000 non-compliance issues identified to date, the cost of remediation is not expected to be material to our operating results. However, if implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, our operating results or financial condition could be materially adversely affected.

   We are checking the websites of our suppliers to determine if these suppliers are certifying that the components they provide us are year 2000 compliant. To date, we believe all critical components that we obtain from third party suppliers are year 2000 compliant, except that Microsoft has not indicated that Windows 95 and its office mail programs are year 2000 compliant. We expect that we will be able to resolve any significant year 2000 problems with Microsoft and any other third-party suppliers of components; however, there can be no assurance that these suppliers will resolve any or all year 2000 problems before the occurrence of a material disruption to the operation of our business. Any failure of these third parties to timely resolve year 2000 problems with their systems could have a material adverse effect on our business, operating results and financial condition.

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

   Furthermore, we are subject to the provisions of section 203 of the Delaware General Corporation Law. These provisions prohibit large stockholders, in particular those owning 15% or more of the outstanding voting stock, from consummating a merger or combination with a corporation unless this stockholder receives board approval for the transaction or 66 2/3% of the shares of voting stock not owned by the stockholder approve the merger or combination. Further, we have investor agreements with Compaq, Siemens and 3Com which require us to give these companies notice if we receive an acquisition offer or if we intend to pursue one.

Substantial Future Sales of Extreme's Common Stock in the Public Market Could Cause Its Stock Price to Fall

   The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. All of the 8,050,000 shares sold in the initial public offering are freely tradeable, with the 41,295,230 other shares outstanding, based on the number of shares outstanding as of June 30, 1999, are "restricted securities" as defined in Rule 144 of the Securities Act of 1933, and tradable in the near future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

   The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investment that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 30, 1999. This table does not include money market funds because those funds are not subject to market risk.

                                              Maturing in
                         ------------------------------------------------------
                         Three months Three months Greater than          Fair
                           or less    to one year    one year    Total   Value
                         ------------ ------------ ------------ ------- -------
                                             (In thousands)
Included in cash and
 cash equivalents.......   $93,819                              $93,819 $93,819
Weighted average
 interest rate..........      5.12%
Included in short-term
 investments............                $16,422                 $16,422 $16,422
Weighted average
 interest rate..........                   5.04%
Included in
 investments............                $   300      $15,797    $16,097 $16,097
Weighted average
 interest rate..........                   6.02%        6.36%

Exchange Rate Sensitivity

   Currently, the majority of our sales and expenses are denominated in U.S. dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the year ended June 30, 1999 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date, however, we may do so in the future.

Item 8. Financial Statements and Supplementary Data.

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF EXTREME NETWORKS, INC.

                                                                         Page(s)
                                                                         -------
Report of Ernst & Young LLP, Independent Auditors.......................    38
Consolidated Balance Sheets.............................................    39
Consolidated Statements of Operations...................................    40
Consolidated Statement of Stockholders' Equity..........................    41
Consolidated Statements of Cash Flows...................................    42
Notes to Consolidated Financial Statements..............................    43

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Extreme Networks, Inc.

   We have audited the accompanying consolidated balance sheets of Extreme Networks, Inc. as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception, May 8, 1996 to June 30, 1997 and for each of the two years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Extreme Networks, Inc. at June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for the period from inception, May 8, 1996 to June 30, 1997, and for each of the two years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Palo Alto, California
July 20, 1999

                             EXTREME NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                June 30,
                                                           -------------------
                                                             1999       1998
                                                           ---------  --------
                          ASSETS
Current assets:
 Cash and cash equivalents................................ $ 107,143  $  9,510
 Short-term investments...................................    16,422    10,995
 Accounts receivable, net of allowance for doubtful
  accounts of $1,374
  in 1999 and $433 in 1998)...............................    20,797     7,808
 Inventories..............................................     2,626       123
 Other current assets.....................................     1,978       588
                                                           ---------  --------
  Total current assets....................................   148,966    29,024
Property and equipment, net...............................     6,506     4,469
Investments...............................................    16,097       --
Other assets..............................................       234       238
                                                           ---------  --------
                                                           $ 171,803  $ 33,731
                                                           =========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable......................................... $  13,418  $  9,993
 Accrued compensation.....................................     2,500       462
 Accrued commissions......................................     1,600       473
 Accrued warranty.........................................     1,400     1,073
 Accrued purchase commitments.............................     1,111       893
 Deferred revenue.........................................     1,717       283
 Other accrued liabilities................................     4,883       701
 Income tax liability.....................................     1,650       --
 Notes payable, current portion...........................       --        834
 Capital lease obligations, current portion...............     1,648       516
                                                           ---------  --------
  Total current liabilities...............................    29,927    15,228
Notes payable, net of current portion.....................       --      1,167
Capital lease obligations, net of current portion.........       --      1,467
Commitments
Stockholders' equity:
 Convertible preferred stock, $.001 par value, issuable in
  series: 2,000,000 shares authorized at June 30, 1999
  (29,900,000 shares authorized at June 30, 1998); no
  shares and 29,061,315 shares issued and outstanding at
  June 30, 1999 and 1998, respectively....................       --         29
 Common stock, $.001 par value; 150,000,000 shares
  authorized at June 30, 1999, (50,000,000 shares
  authorized at June 30, 1998); 49,345,230 and 11,534,525,
  shares issued and outstanding at June 30, 1999 and 1998,
  respectively............................................        49        12
 Additional paid-in capital...............................   165,618    38,056
 Deferred stock compensation..............................      (197)     (369)
 Accumulated other comprehensive loss.....................      (118)      --
 Accumulated deficit......................................   (23,476)  (21,859)
                                                           ---------  --------
  Total stockholders' equity..............................   141,876    15,869
                                                           ---------  --------
                                                           $ 171,803  $ 33,731
                                                           =========  ========

          See accompanying notes to consolidated financial statements.

                             EXTREME NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                       Year Ended June
                                             30,
                                      -------------------
                                                              For the Period
                                                             from May 8, 1996
                                                            (Date of Inception)
                                        1999      1998     through June 30, 1997
                                      --------  ---------  ---------------------
Net revenue.........................  $ 98,026  $  23,579         $   256
Cost of revenue.....................    48,520     14,897             388
                                      --------  ---------         -------
Gross profit (loss).................    49,506      8,682            (132)
Operating expenses:
  Research and development..........    17,036     10,668           5,351
  Selling and marketing.............    27,056      9,601           1,554
  General and administrative........     6,859      2,440           1,023
                                      --------  ---------         -------
    Total operating expenses........    50,951     22,709           7,928
                                      --------  ---------         -------
Operating loss......................    (1,445)   (14,027)         (8,060)
Interest income.....................     1,855        613             234
Interest expense....................      (398)      (326)            (79)
Other income (loss), net............        21       (196)            (18)
                                      --------  ---------         -------
Income (loss) before income taxes...        33    (13,936)         (7,923)
Provision for income taxes..........     1,650        --              --
                                      --------  ---------         -------
Net loss............................  $ (1,617) $ (13,936)        $(7,923)
                                      ========  =========         =======
Basic and diluted net loss per
 common share.......................  $  (0.17) $   (3.18)        $ (4.51)
Weighted average shares outstanding
 used in computing
 basic and diluted net loss per
  share.............................     9,462      4,379           1,758
Pro forma basic and diluted net loss
 per share (unaudited)..............  $  (0.04) $   (0.44)
Shares used in computing pro forma
 basic and diluted net loss per
 share (unaudited)..................    38,523     31,701




          See accompanying notes to consolidated financial statements.

                             EXTREME NETWORKS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)

                            Convertible                                             Accumulated
                          Preferred Stock    Common Stock  Additional   Deferred       Other                     Total
                          -----------------  -------------  Paid-In      Stock     Comprehensive Accumulated Stockholders'
                           Shares   Amount   Shares Amount  Capital   Compensation     Loss        Deficit      Equity
                          --------  -------  ------ ------ ---------- ------------ ------------- ----------- -------------
Issuance of common stock
 to founders............       --   $  --     4,725  $ 4    $     12     $ --          $ --       $    --      $     16
Issuance of Series A
 convertible preferred
 stock to investors for
 cash (less issuance
 costs of $5)...........    14,580      14      --   --        4,841       --            --            --         4,855
Issuance of common stock
 to the former share-
 holders of Mammoth
 Technology.............       --      --       675    1          12       --            --            --            13
Issuance of Series B
 convertible preferred
 stock to investors for
 cash (less issuance
 costs of $27)..........     8,886       9      --   --       12,227       --            --            --        12,236
Exercise of options to
 purchase common stock..       --      --     5,410    6         102       --            --            --           108
Net loss................       --      --       --   --          --        --            --         (7,923)      (7,923)
                          --------  ------   ------  ---    --------     -----         -----      --------     --------
Balances at June 30,
 1997...................    23,466      23   10,810   11      17,194       --            --         (7,923)       9,305
Issuance of warrant for
 48,347 shares of Series
 B convertible preferred
 stock..................       --      --       --   --           28       --            --            --            28
Issuance of Series C
 convertible preferred
 stock to investors for
 cash (less issuance
 costs of $416).........     5,595       6      --   --       20,111       --            --            --        20,117
Issuance of warrant for
 70,176 shares of Series
 C convertible preferred
 stock..................       --      --       --   --          140       --            --            --           140
Exercise of options to
 purchase common stock..       --      --       725    1         146       --            --            --           147
Deferred stock compensa-
 tion...................       --      --       --   --          437      (437)          --            --           --
Amortization of deferred
 stock compensation.....       --      --       --   --          --         68           --            --            68
Net loss................       --      --       --   --          --        --            --        (13,936)     (13,936)
                          --------  ------   ------  ---    --------     -----         -----      --------     --------
Balances at June 30,
 1998...................    29,061      29   11,535   12      38,056      (369)          --        (21,859)      15,869
Comprehensive loss:
Net loss................       --      --       --   --          --        --            --         (1,617)      (1,617)
Other comprehensive
 loss, net of tax:
 Change in unrealized
  loss on investments...       --      --       --   --          --        --           (112)          --          (112)
 Foreign currency trans-
  lation adjustment.....       --      --       --   --          --        --             (6)          --            (6)
                                                                                                               --------
Other comprehensive
 loss...................       --      --       --   --          --        --            --            --          (118)
                                                                                                               --------
Comprehensive loss......       --      --       --   --          --        --            --            --        (1,735)
Issuance of warrants to
 purchase 40,000 shares
 of common stock........       --      --       --   --          948       --            --            --           948
Issuance of common stock
 in conjunction with
 initial public offering
 (less issuance costs of
 $1,948)................       --      --     8,050    8     125,314       --            --            --       125,322
Conversion of preferred
 stock to common stock
 in conjunction with
 initial public offer-
 ing....................   (29,061)    (29)  29,061   29         --        --            --            --           --
Exercise of warrants to
 purchase common stock..       --      --       132  --          --        --            --            --           --
Exercise of options to
 purchase common stock..       --      --       567  --        1,300       --            --            --         1,300
Amortization of deferred
 stock compensation.....       --      --       --   --          --        172           --            --           172
                          --------  ------   ------  ---    --------     -----         -----      --------     --------
Balances at June 30,
 1999...................       --   $  --    49,345  $49    $165,618     $(197)        $(118)     $(23,476)    $141,876
                          ========  ======   ======  ===    ========     =====         =====      ========     ========

          See accompanying notes to consolidated financial statements.

                             EXTREME NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             For the Period
                                   Year Ended June 30,       from May 8, 1996
                                   ---------------------   (Date of Inception)
                                     1999        1998     through June 30, 1997
                                   ---------  ----------  ---------------------
Operating activities
 Net loss......................... $  (1,617)  $ (13,936)       $ (7,923)
 Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
   Depreciation and amortization..     5,733       1,453             315
   Warrants issued to customer....       948         --              --
   Amortization of deferred stock
    compensation..................       172          68             --
   Changes in operating assets and
    liabilities:
     Accounts receivable..........   (12,989)     (7,545)           (262)
     Inventories..................    (2,503)        (86)            (37)
     Other current and noncurrent
      assets......................    (1,392)       (585)           (241)
     Accounts payable.............     3,425       9,244             749
     Accrued compensation.........     2,038         272             189
     Accrued commissions..........     1,127         473             --
     Accrued warranty.............       327       1,073             --
     Accrued purchase
      commitments.................       218         893             --
     Deferred revenue.............     1,434         283             --
     Other accrued liabilities....     4,182         237             464
     Income tax liability.........     1,650         --              --
     Due to shareholder...........       --         (109)            109
                                   ---------  ----------        --------
 Net cash provided by (used in)
  operating activities............     2,753      (8,265)         (6,637)
                                   ---------  ----------        --------
Investing activities
 Capital expenditures ............    (7,492)     (2,511)         (1,151)
 Purchases of short-term
  investments.....................   (35,685)    (10,996)            --
 Maturities of short-term
  investments.....................    14,049         --              --
                                   ---------  ----------        --------
 Net cash used in investing
  activities......................   (29,128)    (13,507)         (1,151)
                                   ---------  ----------        --------
Financing activities
 Proceeds from issuance of
  convertible preferred stock.....       --       20,285          17,091
 Proceeds from issuance of common
  stock...........................   126,622         147             124
 Proceeds from notes payable......       783       1,606             700
 Principal payments on notes
  payable.........................    (2,784)       (241)            (64)
 Principal payments of capital
  lease obligations...............      (613)       (562)            (16)
                                   ---------  ----------        --------
 Net cash provided by financing
  activities......................   124,008      21,235          17,835
                                   ---------  ----------        --------
 Net increase (decrease) in cash
  and cash equivalents............    97,633        (537)         10,047
Cash and cash equivalents at
 beginning of period..............     9,510      10,047             --
                                   ---------  ----------        --------
Cash and cash equivalents at end
 of period........................ $ 107,143  $    9,510        $ 10,047
                                   =========  ==========        ========
Supplemental disclosure of cash
 flow information:
 Interest paid.................... $     185  $      326        $     73
Supplemental schedule of noncash
 investing and financing
 activities:
 Property and equipment acquired
  under capital lease
  obligations..................... $     278  $    1,588        $    505
 Common stock issued for assets... $     --   $      --         $     14
 Warrants issued in connection
  with capital lease.............. $     --   $      168        $    --
 Warrants issued to customer...... $     948  $      --         $    --
 Deferred stock compensation...... $     --   $      437        $    --
 Conversion of preferred stock to
  common stock.................... $      29  $      --         $    --

          See accompanying notes to consolidated financial statements.

                             EXTREME NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Nature of Operations

   Extreme Networks, Inc. ("Extreme" or the "Company") was incorporated in the state of California on May 8, 1996 and was reincorporated in the state of Delaware on January 7, 1999. The Company is engaged in the design, development, manufacture and sale of high performance networking products based on Gigabit Ethernet technology. The financial operations for the period ended June 30, 1996 were insignificant (generating a net loss of approximately $94,000) and have been combined with Extreme's results for the year ended June 30, 1997. Through June 30, 1997, Extreme was in the development stage. Extreme has incurred operating losses to date and has an accumulated deficit of $23.5 million at June 30, 1999.

 Principles of Consolidation and Basis of Presentation

   The consolidated financial statements include the accounts of Extreme and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated. Assets and liabilities of foreign operations are translated to U.S. dollars at current rates of exchange, and revenues and expenses are translated using weighted average rates. Foreign currency transaction gains and losses have not been material. Gains and losses from foreign currency translation are included as a separate component of comprehensive income.

   Certain items previously reported in specific financial statement captions have been reclassified to conform with the 1999 presentation.

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

   Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses, when material, reported net-of-tax as a separate component of comprehensive income. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on specific identification. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends.

 Fair Value of Financial Instruments

   The estimated fair value amounts have been determined by Extreme using available market information and valuation methodologies considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Extreme could realize in a current market exchange.

   The fair value for marketable debt securities is based on quoted market prices. The carrying value of those securities approximates their fair value.

                             EXTREME NETWORKS, INC.

   The fair value of notes is estimated by discounting the future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying values of these obligations approximate their respective fair values.

   The fair value of short-term and long-term capital lease obligations is estimated based on current interest rates available to Extreme for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their respective fair values.

 Inventories

   Inventories are stated at the lower of cost or market (on a first-in, first-out basis) and are comprised substantially of finished goods.

 Concentration of Credit Risk, Product and Significant Customers and Supplier Information

   Financial instruments that potentially subject Extreme to concentration of credit risk consist principally of marketable investments and accounts receivable. Extreme has placed its investments with six high-credit quality issuers with no more than $2 million due from any one issuer. Extreme sells its products primarily to United States corporations in the technology marketplace. Extreme performs ongoing credit evaluations of its customers and generally does not require collateral. Credit losses have been immaterial and within management's expectations. Extreme operates solely within one business segment, the development and marketing of end-to-end LAN switching solutions. Significant customer concentration in the years ended June 30, 1999 and 1998 is summarized below. No other customer accounts for more than 10% of Extreme's net revenues.

                                             Year Ended
                                              June 30,
                                             -------------
                                             1999    1998
                                             -----   -----
            Customer........................
              3Com..........................    --      25%
              Compaq........................    21%     21%
              Hitachi Cable.................    13%     --

   One supplier currently manufacturers all of Extreme's ASICs which are used in all of Extreme's networking products. Any interruption or delay in the supply of any of these components, or the inability to procure these components from alternate sources at acceptable prices and within a reasonable time, would materially adversely affect Extreme's business, operating results and financial condition. In addition, qualifying additional suppliers can be time-consuming and expensive and may increase the likelihood of errors. Extreme attempts to mitigate these risks by working closely with its ASIC supplier regarding production planning and product introduction timing.

   Extreme currently derives substantially all of its revenue from sales of two product families. Extreme expects that revenue from these two product families will account for a substantial portion of its revenue for the foreseeable future. Accordingly, widespread market acceptance of Extreme's product families is critical to their future success.

 Property and Equipment

   Property and equipment are stated at cost, net of accumulated amortization and depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets of approximately three years or the applicable lease term, if shorter. Equipment acquired under capital lease obligations is amortized over the shorter of the lease term or the estimated useful lives of the related assets.

                             EXTREME NETWORKS, INC.

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

   Extreme's export sales represented 53% and 61% of net revenue in 1999 and 1998, respectively. All of the export sales to date have been denominated in U.S. dollars and were derived from sales to Europe and Asia. Extreme recorded export sales over 10% (as a percentage of total net revenue) to the following countries:

                                                  Years Ended
                                                    June 30,
                                                 -------------
                                                 1999    1998
                                                 -----   -----
           United Kingdom.......................     8%     30%
           Japan................................    29%     19%
           All other export sales to countries
            totaling less than 10% each.........    16%     12%

 Net Loss Per Share

   Basic net loss per share and diluted net loss per share are presented in conformity with Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," for all periods presented.

                             EXTREME NETWORKS, INC.

   In accordance with SFAS No. 128, basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Basic and diluted pro forma net loss per share for the two years ended June 30, 1999 and 1998, as presented in the consolidated statements of operations, has been computed as described above and also gives effect to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance. The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per common share (in thousands, except per share data):

                                        Years Ended June
                                              30,
                                       -------------------
                                                              For the Period
                                                             From May 8, 1996
                                                            (Date of Inception)
                                                                  through
                                         1999      1998        June 30, 1997
                                       --------  ---------  -------------------
Net loss.............................. $ (1,617) $ (13,936)       $(7,923)
                                       ========  =========        =======
Basic and diluted:
  Weighted-average shares of common
   stock outstanding..................   13,662     11,192          6,468
  Less: Weighted-average shares
   subject to repurchase..............   (4,200)    (6,813)        (4,710)
                                       --------  ---------        -------
Weighted-average shares used in
 computing basic and diluted net loss
 per common share.....................    9,462      4,379          1,758
                                       ========  =========        =======
Basic and diluted net loss per common
 share................................ $  (0.17) $   (3.18)       $ (4.51)
                                       ========  =========        =======
Pro forma:
  Net loss............................ $ (1,617) $ (13,936)
                                       ========  =========
  Shares used above...................    9,462      4,379
  Pro forma adjustment to reflect
   weighted effect of assumed
   conversion of convertible preferred
   stock..............................   29,061     27,322
                                       --------  ---------
  Shares used in computing pro forma
   basic and diluted net loss per
   common share (unaudited)...........   38,523     31,701
                                       ========  =========
  Pro forma basic and diluted net loss
   per common
   share (unaudited).................. $   (.04) $    (.44)
                                       ========  =========

   Extreme has excluded all convertible preferred stock, warrants for convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The total numbers of shares excluded from the calculations of diluted net loss per share was 37,927,370, 36,082,561 and 30,834,912 for the years ended June 30, 1999, 1998 and 1997, respectively. See Note 6 for further information on these securities.

 Accounting for Stock-Based Compensation

   Extreme's grants of stock options are for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. As permitted under SFAS Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), Extreme accounts for stock option grants to employees and directors in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and, accordingly, recognizes no compensation expense for stock option grants with an exercise price equal to the fair value of the shares at the date of grant.

                             EXTREME NETWORKS, INC.

 Recently Issued Accounting Standards

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") effective for financial statements for periods beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to shareholders. FAS 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. Extreme adopted FAS 131 effective for its fiscal year ending June 30, 1999. Extreme has determined that it has a single reportable segment. Management uses one measurement of profitability and does not disaggregate its business for internal reporting.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). Extreme is required to adopt FAS 133 for the year ending June 30, 2002. FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because Extreme currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of FAS 133 is expected to have no material impact on Extreme's financial condition or results of operations.

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

2. Financial Instruments

   The following is a summary of available-for-sale securities (in thousands) at June 30, 1999. Amortized cost at June 30, 1998 approximated market value:

                                           June 30, 1999
                             -----------------------------------------
                                                 Unrealized Unrealized  June
                             Amortized  Market    Holding    Holding     30,
                               Cost      Value     Gains      Losses    1998
                             --------- --------- ---------- ---------- -------
Money market fund........... $      2  $       2   $ --       $  --    $    99
Commercial paper............  110,265    110,241     --          (24)      --
U.S. corporate debt
 securities.................   15,885     15,797     --          (88)   12,410
U.S. government agencies....      300        300     --          --        --
Foreign corporate debt
 securities.................      --         --      --          --      6,938
                             --------  ---------   -----      ------   -------
                             $126,452  $ 126,340   $ --       $ (112)  $19,447
                             ========  =========   =====      ======   =======
Classified as:
  Cash equivalents.......... $ 93,840  $  93,821   $ --       $  (19)  $ 8,452
  Short-term investments....   16,427     16,422     --           (5)   10,995
  Investments...............   16,185     16,097     --          (88)      --
                             --------  ---------   -----      ------   -------
                             $126,452  $ 126,340   $ --       $ (112)  $19,447
                             ========  =========   =====      ======   =======

                             EXTREME NETWORKS, INC.

3. Property and Equipment

   Property and equipment are stated at cost, net of accumulated amortization and depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets of approximately three years or the applicable lease term, if shorter. Equipment acquired under capital lease obligations is amortized over the shorter of the lease term or the estimated useful lives of the related assets. Property and equipment consist of the following (in thousands):

                                                                  June 30,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
   Computer and other related equipment....................... $ 8,661  $ 3,465
   Office equipment, furniture and fixtures...................   1,090      522
   Software...................................................   3,146    2,106
   Leasehold improvements.....................................   1,111      145
                                                               -------  -------
                                                                14,008    6,238
   Less accumulated depreciation and amortization.............  (7,502)  (1,769)
                                                               -------  -------
   Property and equipment, net................................ $ 6,506  $ 4,469
                                                               =======  =======

   Included in property and equipment are assets acquired under capital lease obligations with a cost and related accumulated amortization of approximately $2,371,000 and $1,494,000, respectively, at June 30, 1999, and approximately $2,093,000 and $490,000, respectively, at June 30, 1998. The amortization expense on assets recorded under capital leases is included within depreciation expense.

4. Notes Payable

   In October 1996, Extreme entered into a note payable with a bank that allowed the Company to borrow up to $400,000. Interest was payable monthly based on an annual rate of 11%. The note was secured by Extreme's assets. The note was paid off during the fiscal year ended June 30, 1999.

   In November 1996, Extreme entered into a $300,000 note payable agreement with a leasing company. The note accrued interest monthly based on an annual rate of 9%. The note was secured by all of Extreme's fixed assets. The note was paid off during the fiscal year ended June 30, 1999.

   In November 1997, Extreme entered into a $2,000,000 note payable with a leasing company. The note accrued interest monthly based on an annual rate of 9.75%. The note was secured by all of Extreme's fixed assets. The note was paid off during the fiscal year ended June 30, 1999.

5. Commitments

   Extreme had outstanding purchase order commitments for materials of approximately $26.4 million and $4.4 million at June 30, 1999 and 1998, respectively. Extreme expects the 1999 purchase orders to be fulfilled and the related invoices to be paid in fiscal year 2000. Of this amount, the Company has accrued and expensed approximately $1.1 million of the outstanding purchase order commitments for materials due to obligations to suppliers as of June 30, 1999. This expense is included within cost of revenue in the year ended June 30, 1999.

   The Company has entered into capital equipment lease lines of credit for a total of $6.0 million, of which approximately $4.0 million remains available at June 30, 1999. These arrangements are secured by the property and equipment subject to the leases. Under the terms of these lines of credit, Extreme may not declare or pay any dividends without prior consent of the lenders.

                             EXTREME NETWORKS, INC.

   Extreme has entered into a revolving line of credit for $5.0 million. Borrowings under this line of credit bear interest at the bank's prime rate. At June 30, 1999 there were no outstanding borrowings under this line of credit.

   In February 1999, Extreme agreed to lease 77,000 square feet to house its primary facility in Santa Clara, California. The related cost of this lease is approximately $120,000 per month. The lease expires in December 2002. Extreme commenced occupancy in March 1999. Rent expense was approximately $759,000, $712,000 and $220,000 for the years ended June 30, 1999, 1998 and 1997, respectively.


   Future payments under all noncancelable leases at June 30, 1999 are as follows (in thousands):

                                                              Capital  Operating
                                                              Leases    Leases
                                                              -------  ---------
Years ending June 30:
  2000....................................................... $   721   $ 1,241
  2001.......................................................     709     1,456
  2002.......................................................     387     1,641
  2003.......................................................       8       859
                                                              -------   -------
Total minimum payments.......................................   1,825   $ 5,197
                                                                        =======
Less amount representing interest............................    (177)
                                                              -------
Present value of minimum payments............................   1,648
Less current portion.........................................  (1,648)
                                                              -------
Long-term portion............................................ $   --
                                                              =======

   The Company plans to pay off the capital lease obligations during the fiscal year ending June 30, 2000 and has therefore classified the total present value of the minimum payments of capital lease obligations as current at June 30, 1999.

6. Stockholders' Equity

 Common Stock Offering

   In April 1999, the Company completed an initial public offering of 8,050,000 shares of common stock (including the underwriters over-allotment provision) at a price of $17.00 per share. Concurrent with the initial public offering, each of the 14,579,999 shares of Series A convertible preferred stock outstanding, each of the 8,886,228 shares of Series B convertible preferred stock outstanding and each of the 5,595,088 shares of Series C convertible preferred stock outstanding were converted into one share of common stock, resulting in an issuance of 29,061,315 shares of common stock. Net proceeds from the offering were approximately $125.3 million net of offering costs.

 Convertible Preferred Stock

   A summary of convertible stock is as follows (in thousands):

                                       June 30, 1998
                             ----------------------------------
                                        Issued and  Liquidation
                             Authorized Outstanding Preference
                             ---------- ----------- -----------
            Series A........   15,000     14,580     $  5,249
            Series B........    9,000      8,886       12,263
            Series C........    5,900      5,595       20,534
                               ------     ------     --------
                               29,900     29,061     $ 38,046
                               ======     ======     ========

                             EXTREME NETWORKS, INC.

   In May 1996, under a stock purchase agreement, Extreme issued 14,579,999 Series A convertible preferred shares at a price of $.333 per share. In May and June 1997, under a stock purchase agreement, Extreme issued 8,886,228 Series B convertible preferred shares at a price of $1.38 per share. In January and March of 1998, under a stock purchase agreement, Extreme issued 5,595,088 Series C convertible preferred shares at a price of $3.67 per share.

   Each share of Series A, B, and C convertible preferred stock was convertible, at the option of the holder, into one share of common stock, subject to certain provisions. The outstanding shares of convertible preferred stock would automatically convert into common stock either upon the close of business on the day immediately preceding the closing of an underwritten public offering of common stock under the Securities Act of 1933 in which Extreme receives at least $10,000,000 in gross proceeds and the price per share is at least $5.00, or at the election of the holders of at least a majority of each series of the outstanding shares of preferred stock.

   Series A, B, and C convertible preferred stockholders were entitled to annual noncumulative dividends of $.0267, $.1104, and $.2936, respectively, per share if and when declared by the board of directors. No dividends were declared. All outstanding shares of preferred stock were converted to common shares in Extreme's Initial Public Offering in April 1999. Concurrent with the initial public offering, each of the 14,579,999 shares of Series A convertible preferred stock outstanding, each of the 8,886,228 shares of Series B convertible preferred stock outstanding and each of the 5,595,088 shares of Series C convertible preferred stock outstanding were converted into one share of common stock, resulting in an issuance of 29,061,315 shares of common stock.

 Preferred Stock

   The number of shares of preferred stock authorized to be issued is 2,000,000 with a par value of $0.001 per share. The preferred stock may be issued from time to time in one or more series. The board of directors is authorized to provide for the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions on these shares. As of June 30, 1999, no shares of preferred stock had been issued.

 Common Stock

   In May 1996, Extreme issued 4,725,000 shares of common stock to founders for cash. The common stock is subject to repurchase until vested; vesting with respect to 25% occurs on the first anniversary of the issuance date, with the balance vesting ratably over a period of three years as specified in the purchase agreements. At June 30, 1999 and 1998, approximately 591,000 and 1,772,000 shares, respectively, were subject to repurchase at their original issuance price.

 Warrants

   In November 1996, Extreme issued warrants to a lease financing company to purchase 210,000 shares of Series A convertible preferred stock with an exercise price of $.33 per share, in consideration for equipment leases and a loan. In July 1997, Extreme issued warrants to the same lease financing company to purchase 48,347 shares of Series B convertible preferred stock with an exercise price of $1.38 per share, in consideration for equipment leases. Concurrent with the initial public offering, these warrants converted into the right to purchase equivalent number of shares of common stock at the same exercise price per share. The warrants may be exercised at any time within a period of (i) 10 years or (ii) 5 years from the effective date of the initial public offering, whichever is longer. In May 1999, 147,000 of these warrants were exercised.

                             EXTREME NETWORKS, INC.

   In November 1997, the Company issued warrants to a lease financing company to purchase 79,051 shares of Series C convertible preferred stock with an exercise price of $2.53, in consideration for a loan. Concurrent with the initial public offering, these warrants converted into the right to purchase equivalent number of shares of common stock at the same exercise price per share. The warrants may be exercised at any time within a period which expires the sooner of (i) 10 years or (ii) 3 years from the effective date of the initial public offering.

   In June 1999, Extreme issued fully vested and exercisable warrants to a customer to purchase 40,000 shares of the Company's common stock with an exercise price of $58.063 per share. The value of these warrants was approximately $948,000. This value was expensed in fiscal 1999 as the warrants were issued in exchange for services rendered.

 Deferred Stock Compensation

   During the year ended June 30, 1998, in connection with the grant of certain stock options to employees, Extreme recorded deferred stock compensation of $437,000 representing the difference between the exercise price and the deemed fair value of Extreme's common stock on the date such stock options were granted. Such amount is included as a reduction of stockholders' equity and is being amortized by charges to operations on a graded vesting method. Extreme recorded amortization of deferred stock compensation expense of approximately $172,000 and $68,000 for the years ended June 30, 1999 and 1998, respectively. At June 30, 1999, Extreme had a total of approximately $197,000 remaining to be amortized over the corresponding vesting period of each respective option, generally four years. The amortization expense relates to options awarded to employees in all operating expense categories.

 Amended 1996 Stock Option Plan

   In January 1999, the board of directors approved an amendment to the 1996 Stock Option Plan (the "Plan") to (i) increase the share reserve by 5,000,000 shares, (ii) to remove certain provisions which are required to be in option plans maintained by California privately-held companies and (iii) to rename the Plan as the "Amended 1996 Stock Option Plan."

   Under the Plan, which was adopted in September 1996, options may be granted for common stock, pursuant to actions by the board of directors, to eligible participants. A total of 17,014,309 shares have been reserved under the Plan. Options granted are exercisable as determined by the board of directors. Options vest over a period of time as determined by the board of directors, generally four years. The term of the Plan is ten years. Options to purchase approximately 2,327,779 and 4,297,346 shares of common stock have been exercised as of June 30, 1999 and 1998, respectively, but are subject to repurchase until vested. As of June 30, 1999, 5,433,217 shares were available for future grant under the Plan.

                             EXTREME NETWORKS, INC.

   The following table summarizes stock options activity:

                                                                Weighted-Average
                                                    Number of    Exercise Price
                                                      Shares       Per Share
                                                    ----------  ----------------
 Granted...........................................  7,150,500      $   .03
 Exercised......................................... (5,409,750)     $   .02
 Canceled..........................................   (165,000)     $   .03
                                                    ----------      -------
Options outstanding at June 30, 1997...............  1,575,750      $   .05
 Granted...........................................  1,771,460      $  1.29
 Exercised.........................................   (724,775)     $   .21
 Canceled..........................................    (18,500)     $   .35
                                                    ----------      -------
Options outstanding at June 30, 1998...............  2,603,935      $   .84
 Granted...........................................  2,937,758      $ 10.09
 Exercised.........................................   (567,800)     $  1.86
 Canceled..........................................    (95,126)     $  6.68
                                                    ----------      -------
Options outstanding at June 30, 1999...............  4,878,767      $  6.08
                                                    ==========      =======

   Options to purchase 4,684,017, 2,603,935 and 1,575,750 shares were exercisable at June 30, 1999, 1998 and 1997, respectively, with a weighted-average exercise price of $4.44, $0.84 and $0.05, respectively.

 1999 Employee Stock Purchase Plan

   In January 1999, the board of directors approved the adoption of Extreme's 1999 Employee Stock Purchase Plan (the "1999 Purchase Plan"). A total of 1,000,000 shares of common stock has been reserved for issuance under the 1999 Purchase Plan. The 1999 Purchase Plan permits eligible employees to acquire shares of Extreme's common stock through periodic payroll deductions of up to 15% of total compensation. No more than 625 shares may be purchased on any purchase date per employee. Each offering period will have a maximum duration of 12 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of Extreme's common stock on the first day of the applicable offering period or on the last day of the respective purchase period. The initial offering period commenced on the effectiveness of the initial public offering and will end on April 30, 2000.

 Stock-Based Compensation

   The Company has elected to continue to follow APB 25 and related interpretations in accounting for its employee and director stock-based compensation plans. Because the exercise price of Extreme's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

   Pro forma information regarding net income has been determined as if Extreme had accounted for its stock-based awards to employees under the fair value method prescribed by FAS 123. The resulting effect on pro forma net income disclosed is not likely to be representative of the effects on net income on a pro forma basis in future years, due to subsequent years including additional grants and years of vesting.

                             EXTREME NETWORKS, INC.

   The following table summarizes significant ranges of outstanding and exercisable options at June 30, 1999:

                        Options Outstanding              Options Exercisable
                --------------------------------------  ------------------------
                               Weighted-
                                Average     Weighted-                 Weighted-
  Range of                     Remaining     Average                   Average
  Exercise        Number      Contractual   Exercise      Number      Exercise
   Prices       Outstanding      Life         Price     Exercisable     Price
  --------      -----------   -----------   ---------   -----------   ---------
                              (In years)
$ 0.02-- 0.40    1,263,179       7.14        $ 0.07      1,263,179     $ 0.07
$ 0.60-- 5.75    1,883,799       8.90        $ 3.76      1,883,799     $ 3.76
$ 6.50--10.00    1,528,039       9.37        $ 8.79      1,521,039     $ 8.79
$14.00--58.06      203,750       9.93        $44.40         16,000     $15.50
-------------    ---------                               ---------
$ 0.02--58.06    4,878,767       8.63        $ 6.08      4,684,017     $ 4.44
=============    =========                               =========

   Prior to the Company's initial public offering, the fair value of each option grant was determined on the date of grant using the minimum value method. Subsequent to the offering, the fair value of the Company's stock-based awards to employees was estimated using the Black-Scholes option pricing model. Except for the volatility assumption which was only used under the Black-Scholes model, the following weighted-average assumptions were used to perform the calculations:

                                     Stock Option Plan                    Employee Stock Option Plan
                         ----------------------------------------- -----------------------------------------
                                               For the Period From                       For the Period From
                                                   May 8, 1996                               May 8, 1996
                                               (Date of Inception)                       (Date of Inception)
                         Years Ended June 30,        through       Years Ended June 30,        through
                         --------------------- ------------------- --------------------  -------------------
                            1999       1998       June 30, 1997        1999       1998      June 30, 1997
                         ---------- ---------- ------------------- ------------ -------  -------------------
Expected life...........  3.5 yrs    6.0 yrs         6.0 yrs         0.7 yrs.       --           --
Volatility..............   55%         0%              0%             55%           --           --
Risk-free interest
 rate...................  5.1%       6.0%            6.7%            5.0%           --           --
Dividend yield..........    0%         0%              0%              0%           --           --

   The weighted-average estimated fair value of options granted in the years ended June 30, 1999, 1998 and 1997 was $4.41, $0.37 and $0.01, respectively.
The weighted-average estimated fair value of shares granted under the 1999 Purchase Plan in the year ended June 30, 1999 was $5.61.

   For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the options' vesting period. Pro forma information follows (in thousands, except per share amounts):

                                                           For the Period From
                                        Years Ended June       May 8, 1996
                                              30,          (Date of Inception)
                                        -----------------        through
                                         1999      1998       June 30, 1997
                                        -------  --------  -------------------
Pro forma net loss under FAS 123....... $(4,066) $(14,053)       $(7,935)
Net loss per common share--pro forma
 under FAS 123:
  Basic and diluted.................... $ (0.43) $  (3.21)

                             EXTREME NETWORKS, INC.

7. Income Taxes

   The provision for income taxes consists of the following (in thousands):

                                                                  June 30, 1999
                                                                  -------------
Current provision:
  Federal........................................................    $  350
  State..........................................................       200
  Foreign........................................................     1,100
                                                                     ------
Total current provision..........................................    $1,650
                                                                     ======

   The difference between the provision for income taxes and the amount computed by applying the Federal statutory income tax rate (35 percent) to income before taxes is explained below (in thousands):


                                                            For the Period From
                                                                May 8, 1996
                                     Years Ended June 30,   (Date of Inception)
                                     ---------------------        through
                                       1999        1998        June 30, 1997
                                     ---------- ----------  -------------------
Tax at federal statutory rate
 (benefit).........................  $      11  $   (4,878)       $(2,773)
State income tax...................        200         --             --
Federal alternative minimum taxes..        350         --             --
Foreign taxes......................      1,100         --             --
Unutilized (utilized) net operating
 losses............................        (11)      4,878          2,773
                                     ---------  ----------        -------
  Total............................  $   1,650  $      --         $   --
                                     =========  ==========        =======

   Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                         Years Ended June 30,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
      Deferred tax assets:
        Net operating loss carryforwards................ $    1,647  $    7,448
        Tax credit carryforwards........................      2,238       1,139
        Bad debt reserve................................        801         177
        Other reserves and accruals.....................      3,866         807
                                                         ----------  ----------
      Total deferred tax assets.........................      8,552       9,571
      Valuation allowance...............................     (8,552)     (9,571)
                                                         ----------  ----------
      Net deferred tax assets........................... $      --   $      --
                                                         ==========  ==========

   FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

   The net valuation allowance decreased by $ 1,019,000 during the year ended June 30, 1999 and increased by $6,242,000 during the year ended June 30, 1998.

                            EXTREME NETWORKS, INC.

   As of June 30, 1999, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $4,100,000 and $3,900,000, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $1,202,000 and $918,000, respectively. The federal and state net operating loss carryforwards will expire at various dates beginning in 2004 through 2019, if not utilized.

   Utilization of the net operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

8. Comprehensive Income (Loss)

   Extreme adopted SFAS No. 130, "Reporting Comprehensive Income" at December 31, 1998. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of the Statement had no impact on the Company's net income (loss) or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. Prior to adoption of SFAS 130, the Company had no unrealized gains or losses on available-for-sale securities or foreign currency translation adjustments.

   The following are the components of accumulated other comprehensive loss, net of tax (in thousands):

                                                            For the Period From
                                              Years Ended       May 8, 1996
                                                June 30,    (Date of Inception)
                                              -------------       through
                                               1999   1998     June 30, 1997
                                              ------  ----- -------------------
Unrealized gain (loss) on investments........ $ (112) $ --         $ --
Foreign currency translation adjustments.....     (6)   --           --
                                              ------  -----        -----
 Accumulated other comprehensive loss........ $ (118) $ --         $ --
                                              ======  =====        =====

   The following schedule of other comprehensive income (loss) shows the gross current-period gain (loss) and the reclassification adjustment (in thousands):

                                                             For the Period From
                                               Years Ended       May 8, 1996
                                                 June 30,    (Date of Inception)
                                               -------------       through
                                                1999   1998     June 30, 1997
                                               ------  ----- -------------------
Unrealized gain (loss) on investments:
 Unrealized gain (loss) on available-for-sale
  securities.................................. $ (112) $ --         $ --
 Less: reclassification adjustment for gain
  (loss) realized in net loss.................    --     --           --
                                               ------  -----        -----
Net unrealized gain (loss) on investments.....   (112)   --           --
Foreign currency translation adjustments......     (6)   --           --
                                               ------  -----        -----
Other comprehensive income (loss)............. $ (118) $ --         $ --
                                               ======  =====        =====

9. 401(k) Plan

   Extreme provides a tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan, which covers our eligible employees. Pursuant to the 401(k) plan, employees may elect to reduce their current annual compensation up to the lesser of 20% or the statutorily prescribed limit, which is $10,000 in calendar year 1999, and have the amount of the reduction contributed to the 401(k) plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                    PART III

   Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement").

Item 10. Directors and Executive Officers of the Registrant.

   The information required by this section is incorporated by reference from the information in the section entitled "Proposal 1-Election of Directors" in the Proxy Statement. The required information concerning executive officers of the Company is contained in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K.

   Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

   The information required by this section is incorporated by reference from the information in the sections entitled "Proposal 1-Election of Directors -- Directors' Compensation", "Executive Compensation" and "Stock Price Performance Graph" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information required by this section is incorporated by reference from the information in the section entitled "Proposal 1- Election of Directors-Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

   Not applicable.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) The following documents are filed as a part of this Form 10-K:

     (1) Financial Statements:

       Reference is made to the Index to Consolidated Financial Statements of Extreme Networks, Inc. under Item 8 in Part II of this Form 10-K.

     (2) Financial Statement Schedules:

       The following financial statement schedule of Extreme Networks, Inc. for the period from inception, May 8, 1996 to June 30, 1997 and for the years ended June 30, 1999 and 1998 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Extreme Networks, Inc.

                                                                       Reference
                                                                         Page
                                                                       ---------
     Schedule II--Valuation and Qualifying Accounts...................     58

   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) Exhibits:

       The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

 Exhibit
 Number  Notes Description of Document
 ------- ----- -----------------------
  2.1      (1) Form of Agreement and Plan of Merger between Extreme Networks, a
               California corporation, and Extreme Networks, Inc., a Delaware corporation.
               Certificate of Incorporation of Extreme Networks, Inc., a
  3.1      (1) Delaware Corporation.
  3.2      (1) Form of Amended and Restated Bylaws of Extreme Networks, Inc., a
               Delaware Corporation.
  4.1      (1) Second Amended and Restated Rights Agreement dated January 12,
               1998 between Extreme Network and certain stockholders.
 10.1      (1) Form of Indemnification Agreement for directors and officers.
               Amended 1996 Stock Option Plan and forms of agreements
 10.2      (1) thereunder.
 10.3      (1) 1999 Employee Stock Purchase Plan.
 10.4      (1) Sublease, dated June 5, 1997 between NetManage, Inc. and Extreme
               Networks, Inc., a California corporation, to Master Lease, dated
               September 30, 1994, between Cupertino Industrial Associates and
               NetManage, Inc.
 10.5      (1) Sublease, dated January 1, 1999 between Apple Computer, Inc., a
               California corporation, and Extreme Networks, Inc., a California corporation, to Lease Agreement, as amended.
 21.1          Subsidiaries of Registrant.
 23.1          Consent of Ernst and Young LLP, Independent Auditors.
 24.1          Power of Attorney (see page 59 of this Form 10-K).
 27.1          Financial Data Schedule (available in EDGAR format only).

--------
*  Indicates management contract or compensatory plan or arrangement.
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-71921).

   (b) Reports on Form 8-K:

     No reports on form 8-K were filed by the Company during the three months ended June 30, 1999.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
            THE PERIOD FROM INCEPTION, MAY 8, 1996 TO JUNE 30, 1997
                   AND THE YEARS ENDED JUNE 30, 1999 AND 1998
                                 (In thousands)

                                       Charged
                              Balance     to    Reversals              Balance
                                at      costs   to costs                 at
                             beginning   and       and                 end of
        Description          of period expenses expenses  (Deductions) period
        -----------          --------- -------- --------- ------------ -------
Allowance for doubtful
 accounts
  1999......................   $433     $1,364    $ --       $ (423)   $1,374
  1998......................    --         470      --          (37)      433
  1997......................    --         --       --          --        --

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 24, 1999.

                                          EXTREME NETWORKS, INC.
                                          (Registrant)

                                                   /s/ Gordon L. Stitt
                                          By: _________________________________
                                                      Gordon L. Stitt
                                                          President
                                                   Chief Executive Officer
                                                    Chairman of the Board
                                                     September 24, 1999

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gordon L. Stitt and Vito E. Palermo, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

             Signature                           Title                    Date
             ---------                           -----                    ----


      /s/ Gordon L. Stitt            President, Chief Executive    September 24, 1999
____________________________________  Officer Chairman of the
          Gordon L. Stitt             Board

      /s/ Vito E. Palermo            Vice President & Chief        September 24, 1999
____________________________________  Financial Officer
          Vito E. Palermo             (Principal Financial and
                                      Accounting Officer)

     /s/ Charles Carinalli           Director                      September 24, 1999
____________________________________
         Charles Carinalli

        /s/ Promod Haque             Director                      September 24, 1999
____________________________________
            Promod Haque

      /s/ Lawrence K. Orr            Director                      September 24, 1999
____________________________________
          Lawrence K. Orr

        /s/ Peter Wolken             Director                      September 24, 1999
____________________________________
            Peter Wolken

                                 EXHIBIT INDEX

 Exhibit
 Number  Notes Description of Document
 ------- ----- -----------------------
  2.1     (1)  Form of Agreement and Plan of Merger between Extreme Networks, a
               California corporation, and Extreme Networks, Inc., a Delaware corporation.
               Certificate of Incorporation of Extreme Networks, Inc., a
  3.1     (1)  Delaware Corporation.
  3.2     (1)  Form of Certificate of Amendment of Certificate of Incorporation
               of Extreme Networks, Inc., a Delaware Corporation.
  3.3     (1)  Form of Amended and Restated Bylaws of Extreme Networks, Inc., a
               Delaware Corporation.
  4.1     (1)  Second Amended and Restated Rights Agreement dated January 12,
               1998 between Extreme Network and certain stockholders.
 10.1     (1)  Form of Indemnification Agreement for directors and officers.
               Amended 1996 Stock Option Plan and forms of agreements
 10.2     (1)  thereunder.
 10.3     (1)  1999 Employee Stock Purchase Plan.
 10.4     (1)  Sublease, dated June 5, 1997 between NetManage, Inc. and Extreme
               Networks, Inc., a California corporation, to Master Lease, dated
               September 30, 1994, between Cupertino Industrial Associates and
               NetManage, Inc.
 10.5     (1)  Sublease, dated January 1, 1999 between Apple Computer, Inc., a
               California corporation, and Extreme Networks, Inc., a California corporation, to Lease Agreement, as amended.
 21.1          Subsidiaries of Registrant.
 23.1          Consent of Ernst and Young LLP, Independent Auditors.
 24.1          Power of Attorney (see page 59 of this Form 10-K).
 27.1          Financial Data Schedule (available in EDGAR format only).

--------
*  Indicates management contract or compensatory plan or arrangement.
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-71921).