Form 10-Q
period 1999-10-03
EXTREME NETWORKS INC
filed 1999-11-15
CIK 1078271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 3, 1999 OR

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-25711

EXTREME NETWORKS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	77-0430270
[State or other jurisdiction of incorporation or organization]	[I.R.S. Employment Identification No.]

3585 Monroe Street Santa Clara, California	95051
[Address of principal executive offices]	[Zip Code]

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

Yes	X	No

The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at
November 1, 1999 was 53,419,754

EXTREME NETWORKS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED OCTOBER 3, 1999

Part I. Financial Information
Item 1. Financial Statements

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 1999	June 30, 1999
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$109,657	$107,143
Short-term investments	6,792	16,422
Accounts receivable, net	22,391	20,797
Inventories	4,761	2,626
Other current assets	3,353	1,978

Total current assets	146,954	148,966
Property and equipment, net	10,050	6,506
Investments	26,915	16,097

	283	234
Other assets
	$184,202	$171,803

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 13,167	$ 13,418
Accrued compensation	3,814	4,100
Accrued warranty	2,720	1,400
Deferred revenue	5,814	1,717
Other accrued liabilities	6,307	5,994
Income tax liability	3,291	1,650
Capital lease obligations, current portion	1,498	1,648

Total current liabilities	36,611	29,927
Stockholders' equity:
Common stock	49	49
Additional paid-in capital	167,241	165,618
Deferred stock compensation	(162)	(197)
Accumulated other comprehensive loss	(108)	(118)
Accumulated deficit	(19,429)	(23,476)

Total stockholders' equity	147,591	141,876

	$184,202	$171,803

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30, 1999	September 30, 1998

Net revenue	$ 47,218	$ 12,892

Cost of revenue	22,617	6,536

Gross profit	24,601	6,356

Operating expenses:
Research and development	6,899	3,537
Selling and marketing	11,080	4,762
General and administrative	2,533	1,214

Total operating expenses	20,512	9,513

Operating income (loss)	4,089	(3,157)
Interest and other income, net	1,692	175

Income (loss) before income taxes	5,781	(2,982)

Provision for income taxes	1,734	—

Net income (loss)	$ 4,047	$ (2,982)

Basic net income (loss) per common share	$ 0.09	$ (0.46)

Diluted net income (loss) per common share	$ 0.08	$ (0.46)

Weighted average shares outstanding used in computing basic net income (loss) per share	47,026	6,450

Weighted average shares outstanding used in computing diluted net income (loss) per share	53,583	6,450

Pro forma basic and diluted net loss per share		$ (0.08)

Shares used in computing pro forma basic and diluted net loss per common share		35,511

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30, 1999	September 30, 1998

Operating activities:
Net income (loss)	$ 4,047	$ (2,982)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,677	765
Amortization of deferred stock compensation	35	48
Changes in assets and liabilities:
Accounts receivable	(1,594)	(665)
Inventories	(2,135)	(1,315)
Other current and noncurrent assets	(1,397)	(677)
Accounts payable	(251)	(3,948)
Accrued compensation	(286)	109
Accrued warranty	1,320	43
Deferred revenue	4,097	349
Other accrued liabilities	313	665
Income taxes payable	1,641	—

Net cash provided by (used for) operating activities	7,467	(7,608)

Investing activities:
Capital expenditures	(5,221)	(1,038)
Purchases of investments, net	(1,205)	(1,087)

Net cash used for investing activities	(6,426)	(2,125)

Financing activities:
Proceeds from issuance of common stock	1,623	123
Principal payments on notes payable	—	(210)
Principal payments of capital lease obligations	(150)	(180)

Net cash provided by (used for) financing activities	1,473	(267)

Net increase (decrease) in cash and cash equivalents	2,514	(10,000)
Cash and cash equivalents at beginning of period	107,143	9,510

Cash and cash equivalents at end of period	$ 109,657	$ (490)

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared by Extreme Networks, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Extreme Networks, Inc. and its wholly-owned subsidiaries (" Extreme" or collectively, the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 1999 and the operating results and cash flows for the three months ended September 30, 1999 and September 30, 1998. The condensed balance sheet at June 30, 1999 has been derived from audited financial statements as of that date. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended June 30, 1999, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

     The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the future quarters or the fiscal year ending June 30, 2000. Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2000 presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     Extreme was incorporated in California on May 8, 1996 and was reincorporated in Delaware on March 31, 1999. The Company is a leading provider of a next generation of switching solutions that meet the increasing needs of enterprise local area networks, or LANs, internet service providers and content providers. We have not achieved profitability on an annual basis and although our revenue has grown in recent quarters, we cannot be certain that we will realize sufficient revenue to achieve profitability on an annual basis. Extreme incurred net losses of $7.9 million from inception through June 30, 1997, $13.9 million for fiscal 1998 and $1.6 million for fiscal 1999. As of September 30, 1999, we had an accumulated deficit of $19.4 million.

Fiscal Year

     Effective July 1, 1999, Extreme changed its fiscal year from June 30th to a 52/53-week fiscal accounting year. The September 30, 1999 quarter closed on October 3, 1999 and comprised 13 weeks of revenue and expense activity.

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

     Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates this designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses, when material, reported net-of-tax as a separate component of comprehensive income. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on specific identification. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends.

Inventories

     Inventories consist of raw materials and finished goods and are stated at the lower of cost or market (on a first-in, first-out basis).

     Inventories consist of:

	September 30, 1999	June 30, 1999
Work in process	$ 1,771	$ 700
Finished goods	2,990	1,926

Total	$ 4,761	$ 2,626

Concentration of Credit Risk, Product and Significant Customers

     Financial instruments that potentially subject Extreme to concentration of credit risk consist principally of marketable investments and accounts receivable. Extreme has placed its investments with high-credit quality issuers. Extreme will not invest an amount exceeding 10% of the corporation's combined cash, cash equivalent, short-term and long-term investments, in the securities of any one obligor or maker, except for obligations of the United States, obligations of United States agencies and money market accounts. Extreme sells its products primarily to United States corporations in the technology marketplace. Extreme performs ongoing credit evaluations of its customers and generally does not require collateral. To date, credit losses have been immaterial and within management's expectations. Extreme operates solely within one business segment, the development and marketing of enterprise switching solutions. Significant customer concentration is summarized below. No other customer accounts for more than 10% of Extreme's net revenues.

	Three Months Ended
	September 30, 1999	September 30, 1998
Customer
Allied Telesis KK	-	11%
Compaq	23%	18%
Hitachi Cable	11%	-
Tokyo Electron Ltd	-	14%

Revenue Recognition

     Extreme generally recognizes product revenue at the time of shipment, unless Extreme has future obligations for installation or has to obtain customer acceptance, in which case revenue is deferred until these obligations have been satisfied. Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets. Extreme has established a program which, under specified conditions, enables third party resellers to return products to us. The amount of potential product returns is estimated and provided for in the period of the sale. Revenue from service obligations is recognized ratably over the term of the contract period, which is typically 12 months. The Company makes certain sales to partners in two-tier distribution channels. These customers are generally given privileges to return a portion of inventory and participate in various cooperative marketing programs. The Company defers recognition of revenue on such sales until the product is sold by the distributors and also maintains appropriate accruals and allowances for all other programs.

     Upon shipment of products to its customers, Extreme provides for the estimated cost to repair or replace products that may be returned under warranty. Extreme's warranty period is typically 12 months from the date of shipment to the end user.

Foreign Operations

     Extreme's foreign offices consist of sales, marketing and support activities through its foreign subsidiaries and an overseas reseller network. Operating income generated by the foreign operations of Extreme and their corresponding identifiable assets were not material in any period presented.

     Extreme's export sales represented 42% and 45% of net revenue in the three months ended September 30, 1999 and September 30, 1998, respectively. All of the export sales to date have been denominated in U.S. dollars and were derived from sales to Europe and Asia.

Net Income (Loss) Per Share

     Basic net income (loss) per share and diluted net income (loss) per share are presented in conformity with Financial Accounting Standards Board's ( "FASB") Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," for all periods presented. Basic net income (loss) was computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period ended September 30, 1999. Diluted net income (loss) reflects the potential dilution that would occur from any instrument or options, which could result in the issuance of additional common shares.

     In accordance with SFAS No. 128, proforma basic and diluted net income (loss) per share have been computed using the weighted-average number of shares of common stock outstanding during the period ended September 30, 1998, less shares subject to repurchase for the period ended September 30, 1998. Basic and diluted pro forma net income (loss) per share also gives effect to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

     The following table presents the calculation of basic and diluted and pro forma basic and diluted net income (loss) per common share (unaudited in thousands, except per share data):

	Three Months Ended September 30,
	1999	1998
	(Unaudited)

Net income (loss)	$ 4,047	$ (2,982)

Weighted-average shares of common stock outstanding	49,385	11,619

Less: Weighted-average shares subject to repurchase	(2,359)	(5,169)

Weighted-average shares used in computing basic net income (loss) per common share	47,026	6,450
Incremental shares using the treasury stock method	6,557	—

Weighted-average shares used in computing diluted net income (loss) per common share	53,583	6,450

Basic net income (loss) per common share	$ 0.09	$ (0.46)

Diluted net income (loss) per common share	$ 0.08	$ (0.46)

Pro forma:
Net income (loss)		$ (2,982)

Shares used above		6,450
Pro forma adjustment to reflect weighted effect of assumed conversion of convertible preferred stock		29,061

Shares used in computing pro forma basic net income(loss) per common share (unaudited)		35,511

Shares used in computing pro forma diluted net income (loss) per common share (unaudited)		35,511

Pro forma basic net income (loss) per common share (unaudited)		$ (0.08)

Pro forma diluted net income (loss) per common share (unaudited)		$ (0.08)

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

     In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal use software once certain criteria have been met. Extreme implemented SOP 98-1 for the year ending June 30, 2000. Adoption of SOP 98-1 had no material impact on Extreme's financial condition or results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Extreme is required to adopt SFAS No. 133 for the fiscal year ending June 30, 2002. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because Extreme currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on Extreme's financial condition or results of operations.

3. COMMITMENTS

     Extreme had outstanding purchase order commitments for materials of approximately $25.7 million and $26.4 million at September 30, 1999 and June 30, 1999, respectively. Extreme expects these purchase orders to be fulfilled and the related invoices to be paid in fiscal year 2000. Of the $25.7 million outstanding at September 30, 1999, the Company has accrued and expensed approximately $0.3 million of the outstanding purchase order commitments for materials due to obligations to suppliers as of September 30, 1999. This expense is included within cost of revenue for the three months ended September 30, 1999.

Facility Lease

     In February 1999, Extreme agreed to lease 77,000 square feet to house its primary facility in Santa Clara, California. The related cost of this lease is approximately $120,000 per month. The lease expires in December 2002. Extreme commenced occupancy in March 1999.

4. INCOME TAXES

     The Company has recorded a tax provision of $1.7 million for the three months ended September 30, 1999. The provision for income taxes consists primarily of foreign taxes, state income taxes and federal alternative minimum taxes.

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

5. COMPREHENSIVE INCOME (LOSS)

     Extreme adopted SFAS No. 130, "Reporting Comprehensive Income" at December 31, 1998. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, it had no impact on the Company's net income (loss) or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. Prior to adoption of SFAS 130, the Company had no unrealized gains or losses on available-for-sale securities or foreign currency translation adjustments.

     The following are the components of accumulated other comprehensive loss, net of tax (in thousands):

Three Months Ended
	September 30, 1999	September 30, 1998
Unrealized loss on investments	$ (129)	$ -
Foreign currency translation adjustments	21	-

Accumulated other comprehensive loss	$ (108)	$ -

     The following schedule of other comprehensive income shows the gross current-period gain (loss) and the reclassification adjustment (in thousands):

	Three Months Ended
	September 30, 1999	September 30, 1998
Unrealized gain (loss) on investments:
Unrealized loss on available-for-sale securities	$(41)	$ -
Less: reclassification adjustment for gain realized
in net income	24	-

Net unrealized loss on investments	(17)	-
Foreign currency translation adjustments	27	-

Other comprehensive income	$ 10	$ -

6. SECONDARY PUBLIC OFFERING

     On September 29, 1999, the Company filed a registration statement with the Securities and Exchange Commission for a proposed public offering of 6.5 million shares of common stock. On October 20, 1999, the Company announced the completion of the public offering of approximately 7.5 million shares (including the underwriters' over-allotment provision) of its common stock at a price of $77.00 per share. Of these shares, the Company sold 2,372,708 shares and existing stockholders sold 5,102,292 shares. The Company raised approximately $175 million net of offering costs.

Part I. Financial Information
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

     When used in this discussion and elsewhere in this Form 10-Q, the words "may, " "should," "believes," "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the availability and functionality of products under development, product mix, pricing trends, the mix of export sales, sales to significant customers and the availability and cost of products from the Company's suppliers, are subject to risks and uncertainties, including those set forth below under "Factors That May Affect Our Results." Our actual results could differ materially from those projected in these forward-looking statements which could have a material adverse effect on our business, operating results and financial condition. These forward-looking statements speak only as of the date hereof and there may be events in the future that we are not able to predict accurately or over which we have no control.

     The following information should be read in conjunction with the " Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's annual report on Form  10 - K for the fiscal year ended June 30, 1999.

Overview

     From our inception in May 1996 through September 1997, our operating activities related primarily to developing a research and development organization, testing prototype designs, building an ASIC design infrastructure, commencing the staffing of our marketing, sales and field service and technical support organizations, and establishing relationships with resellers and OEMs. We commenced volume shipments of our Summit1 and Summit2, the initial products in our Summit stackable product family, in October 1997, and we began shipping our BlackDiamond modular product family in September 1998. Since inception, we have incurred significant losses and as of September 30, 1999, we had an accumulated deficit of $19.4 million.

     Our revenue is derived primarily from sales of our Summit and BlackDiamond product families and fees for services relating to our products, including maintenance and training. The level of sales to any customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. See "Factors That May Affect Our Results-If a Key Reseller, OEM or Other Significant Customer Cancels or Delays a Large Purchase, Extreme's Revenues May Decline and the Price of Its Stock May Fall." Significant customer concentration as a percentage of net revenue is summarized below:

	Three Months Ended
	September 30, 1999	September 30, 1998
Customer
Allied Telesis KK	-	11%
Compaq	23%	18%
Hitachi Cable	11%	-
Tokyo Electron Ltd.	-	14%

     We market and sell our products primarily through resellers and, to a lesser extent, OEMs and our field sales organization. We sell our products through more than 140 resellers in 40 countries. In the three months ended September 30, 1999, sales to customers outside of North America accounted for approximately 42% of our net revenue. Currently, all of our international sales are denominated in U.S. dollars. We generally recognize product revenue at the time of shipment, unless we have future obligations for installation or have to obtain customer acceptance, in which case revenue is deferred until such obligations have been satisfied. We have established a program which, under specified conditions, enables third party resellers to return products to us. The amount of potential product returns is estimated and provided for in the period of the sale. Service revenue is recognized ratably over the term of the contract period, which is typically 12 months.

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

     During fiscal 1998, in connection with the grant of certain stock options to employees, we recorded deferred stock compensation of $437,000 representing the difference between the exercise price and the deemed fair value of our common stock on the date such stock options were granted. Such amount is included as a reduction of stockholders' equity and is being amortized by charges to operations on a graded vesting method. We recorded amortization of deferred stock compensation expense of approximately $35,000, $172,000 and $68,000 for the three months ended September 30, 1999 and the years ended June 30, 1999 and 1998, respectively. At September 30, 1999, we had a total of approximately $162,000 remaining to be amortized over the corresponding vesting period of each respective option, generally four years. The amortization expense relates to options awarded to employees in all operating expense categories.

     Despite growing revenues, we have only been profitable for the last three fiscal quarters. Our net losses have not decreased proportionately with the increase in our revenue primarily because of increased expenses relating to our growth in operations. Because of the lengthy sales cycle of our products, there is often a significant delay between the time we incur expenses and the time we realize the related revenue. See "Factors That May Affect Our Results-The Sales Cycle for Extreme's Products is Long and Extreme May Incur Substantial Non-Recoverable Expenses or Devote Significant Resources to Sales that Do Not Occur When Anticipated." To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, our operating results would be adversely affected. See "Factors That May Affect Our Results -A Number of Factors Could Cause Extreme's Quarterly Financial Results to Be Worse Than Expected, Resulting in a Decline in Its Stock Price. "

Results of Operations

The following table sets forth for the periods indicated certain financial data as a percentage of net revenue:

	Three Months Ended
	September, 1999	September 30, 1998

Net revenue	100.0%	100.0%
Cost of revenue	47.9	50.7

Gross profit	52.1	49.3

Operating expenses:

Research and development	14.6	27.4
Selling and marketing	23.4	37.0
General and administrative	5.4	9.4

Total operating expenses	43.4	73.8

Operating income (loss)	8.7	(24.5)
Interest and other income, net	3.6	1.4

Income (loss) before income taxes	12.3	(23.1)
Provision for income taxes	3.7	-

Net income (loss)	8.6%	(23.1)%

     Net revenue. Net revenue increased from $12.9 million for the three months ended September 30, 1998 to $47.2 million for the three months ended September 30, 1999, an increase of $34.3 million. Net revenue increased primarily from increased sales of our Summit stackable products and our BlackDiamond modular product family.

     North America sales increased from $7.0 million for the three months ended September 30, 1998 to $27.3 million for the three months ended September 30, 1999, an increase of $20.3 million. Sales outside North America increased from $5.9 million for the three months ended September 30, 1998 to $19.9 million for the three months ended September 30, 1999, an increase of $14.0 million. The increases in North America sales and sales outside North America reflect the growth in demand for our Summit and BlackDiamond products and an increase in the number of resellers, offset in part by a decrease in OEM sales. We expect that export sales will continue to represent a significant portion of net revenue, although we cannot assure you that export sales as a percentage of net revenue will remain at current levels. All sales transactions are denominated in U.S. dollars.

     Gross profit. Gross profit increased from $6.4 million for the three months ended September 30, 1998 to $24.6 million for the three months ended September 30, 1999, an increase of $18.2 million. Gross margins increased from 49.3% for the three months ended September 30, 1998 to 52.1% for the three months ended September 30, 1999. The increase in gross margin resulted primarily from reductions in component costs, improved manufacturing efficiencies and a shift in our channel mix from OEMs to resellers, but was offset in part by lower average selling prices due to increased competition.

     Research and development expenses. Research and development expenses increased from $3.5 million for the three months ended September 30, 1998 to $6.9 million for the three months ended September 30, 1999, an increase of $3.4 million. The increase was primarily due to nonrecurring engineering and initial product verification expenses and the hiring of additional engineers.

     Selling and marketing expenses. Selling and marketing expenses increased from $4.8 million for the three months ended September 30, 1998 to $11.1 million for the three months ended September 30, 1999, an increase of $6.3 million. This increase was primarily due to the hiring of additional sales, marketing and customer support personnel, increased commission expenses resulting from higher sales, tradeshow and promotional expenses, and the establishment of new sales offices.

     General and administrative expenses. General and administrative expenses increased from $1.2 million for the three months ended September 30, 1998 to $2.5 million for the three months ended September 30, 1999, an increase of $1.3 million. This increase was due primarily to the hiring of additional finance, information technology and legal and administrative personnel and professional fees.

     Interest and other income, net. Interest and other income, net increased from $0.2 million for the three months ended September 30, 1998 to $1.7 million for the three months ended September 30, 1999, an increase of $1.5 million. The increase was due to increased interest income earned as a result of the increased amount of cash and cash equivalents, short-term investments and long-term investments from the net proceeds we received from our initial public offering in April 1999.

     Provision for income taxes. We incurred significant operating losses for all fiscal years from inception through June 30, 1999. We recorded an effective tax rate of 30% for the three months ended September 30, 1999. The provision for income taxes consists primarily of foreign taxes, state income taxes and federal alternative minimum taxes. Our effective tax rate is lower than the combined federal and state statutory rates primarily due to the utilization of net operating loss carryforwards and other credit carryforwards offset by the impact of foreign taxes. FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets as the future realization of the tax benefit is not sufficiently assured. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

     At September 30, 1999, we had $109.7 million in cash and cash equivalents, $6.8 million in short-term investments and $26.9 million in long-term investments. We have primarily financed our operations through the sale of equity securities. We completed our initial public offering of approximately 8 million common shares (including the underwriters' over-allotment provision) in April 1999 and raised approximately $125.3 million net of offering costs. On October 20, 1999, the Company announced the completion of the public offering of approximately 7.5 million shares (including the underwriters' over-allotment provision) of its common stock at a price of $77.00 per share. Of these shares, the Company sold 2,372,708 shares and existing stockholders sold 5,102,292 shares. The Company raised approximately $175 million net of offering costs.

     Cash provided by operating activities was $7.5 million for the three months ended September 30, 1999, as compared to cash used for operating activities of $7.6 million for the three months ended September 30, 1998. The increase was primarily due to net income, depreciation and increases in accrued warranty, deferred revenue and income taxes payable, offset by increases in accounts receivable, inventories and other current and noncurrent assets. We expect that accounts receivable will continue to increase to the extent our revenues continue to rise. Any such increase can be expected to reduce cash, cash equivalents and short-term investments.

     Investing activities used cash of $6.4 million for the three months ended September 30, 1999 due to capital expenditures of $5.2 million and net purchases of investments of $1.2 million. Our investing activities used cash of $2.1 million for the three months ended September 30, 1998 for purchases of investments of $1.1 million, and capital expenditures of $1.0 million.

     Financing activities provided cash of $1.5 million for the three months ended September 30, 1999, arising primarily from proceeds from the issuance and sale of common stock, partially offset by principal payments on capital lease obligations. Financing activities used cash of $0.3 million for the three months ended September 30, 1998, primarily from principal payments on notes payable and capital lease obligations, partially offset by the issuance and sale of stock.

     We have a revolving line of credit for $5.0 million with Silicon Valley Bank. Borrowings under this line of credit bear interest at the bank's prime rate. As of September 30, 1999, there were no outstanding borrowings under this line of credit. We also have a capital equipment line with Silicon Valley Bank for $4.0 million. Borrowings under this capital equipment line bear interest at the bank's prime rate. This agreement requires that we maintain certain financial ratios and levels of tangible net worth, profitability and liquidity. We were in compliance with the financial statement covenants as of September 30, 1999. As of September 30, 1999, there were no outstanding borrowings under this capital equipment line. In addition, we have a $2.0 million capital equipment line with Comdisco, Inc. As of September 30, 1999, there were no outstanding borrowings under this capital equipment line.

     In February 1999, we agreed to lease a 77,000 square foot facility in Santa Clara, California. The related cost of this lease is expected to be approximately $120,000 per month. The lease has a term of 47 months.

     We require substantial capital to fund our business, particularly to finance inventories and accounts receivable and for capital expenditures. In order to build a sustainable business, we expect to use cash in our operations over the next several quarters. We are working toward a business model that will allow us to consistently generate cash from operations. Achieving this model will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. As a result, we could be required to raise substantial additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the term of such debt could impose restrictions on our operations. We cannot assure you that such additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which would materially adversely affect our business, financial condition and operating results.

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

     We estimate the total cost to us of completing any required modifications, upgrades or replacements of our internal systems will not exceed $200,000, almost all of which we believe will be incurred during calendar 1999. This estimate is being monitored and we will revise it, as additional information becomes available.

     Based on the activities described above, we do not believe that the year 2000 problem will have a material adverse effect on our business or operating results. In addition, we have not deferred any material information technology projects as a result of our year 2000 problem activities.

     Suppliers. We are checking the web sites of third-party suppliers of components used in the manufacture of our products to determine if these suppliers are certifying that the components they provide us are year 2000 compliant. To date, we believe all critical components that we obtain from third party suppliers are year 2000 compliant, except that Microsoft has not indicated that Windows 95 and its office mail programs is year 2000 compliant. We expect that we will be able to resolve any significant year 2000 problems with Microsoft and any other third-party suppliers of components; however, there can be no assurance that these suppliers will resolve any or all year 2000 problems before the occurrence of a material disruption to the operation of our business. Any failure of these third parties to timely resolve year 2000 problems with their systems could have a material adverse effect on our business, operating results and financial condition.

     Most likely consequences of year 2000 problems. We expect to identify and resolve all year 2000 problems that could materially adversely affect our business operations. However, we believe that it is not possible to determine with complete certainty that all year 2000 problems affecting us have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many year 2000 problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, we believe that the following consequences are possible:

·	a significant number of operational inconveniences and inefficiencies for us, our contract manufacturers and our customers that will divert management's time and attention and financial and human resources from ordinary business activities;

·	several business disputes and claims for pricing adjustments or penalties due to year 2000 problems by our customers, which we believe will be resolved in the ordinary course of business; and

·	a few serious business disputes alleging that we failed to comply with the terms of contracts or industry standards of performance, some of which could result in litigation or contract termination.

Contingency plans. We have developed contingency plans to be implemented if our efforts to identify and correct year 2000 problems affecting our internal systems are not effective. Depending on the systems affected, these plans could include:

·	accelerated replacement of affected equipment or software;

·	short to medium-term use of backup equipment and software;

·	increased work hours for our personnel; and

·	use of contract personnel to correct on an accelerated schedule any year 2000 problems that arise or to provide manual workarounds for information systems.

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

Factors That May Affect Our Results

Extreme Has a General History of Losses, and Limited History of Profitability and Cannot Assure You that it Will Continue to Achieve Profitability

     We have not achieved profitability on an annual basis and although our revenue has grown in recent quarters, we cannot be certain that we will realize sufficient revenue to achieve profitability on an annual basis. Extreme has incurred net losses of $7.9 million from inception through June 30, 1997, $13.9 million for fiscal 1998 and $1.6 million for fiscal 1999. As of September 30, 1999, we had an accumulated deficit of $19.4 million. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate significantly higher revenue to sustain profitability. Although our revenues have grown in recent quarters and we have recently achieved quarterly profitability, we cannot be certain that we will continue to realize sufficient revenue to sustain profitability.

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

     Our quarterly revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

·	fluctuations in demand for our products and services, including seasonality, particularly in Asia and Europe;

·	unexpected product returns or the cancellation or rescheduling of significant orders;
·	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

·	announcements and new product introductions by our competitors;

·	our ability to develop and support customer relationships with service providers and other potential large customers;

·	our ability to achieve required cost reductions;

·	our ability to obtain sufficient supplies of sole or limited sourced components for our products;

·	unfavorable changes in the prices of the components we purchase;

·	our ability to attain and maintain production volumes and quality levels for our products;

·	the mix of products sold and the mix of distribution channels through which they are sold; and

·	costs relating to possible acquisitions and integration of technologies or businesses.

     Due to the foregoing factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.

Intense Competition in the Market for Networking Equipment Could Prevent Extreme From Increasing Revenue and Prevent Extreme From Sustaining Profitability

     The market for internet switches is intensely competitive. Our principal competitors include Cabletron Systems, Cisco Systems, Foundry Networks, Lucent Technologies, Nortel Networks, and 3Com. Many of our current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger installed customer bases, than we do. These competitors may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete.

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

     When we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. These actions could materially adversely affect our operating results by unexpectedly decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. The market for switching products is evolving and we believe our ability to compete successfully in this market is dependent upon the continued compatibility and interoperability of our products with products and architectures offered by other vendors. In particular, the networking industry has been characterized by the successive introduction of new technologies or standards that have dramatically reduced the price and increased the performance of switching equipment. To remain competitive we need to introduce products in a timely manner that incorporate or are compatible with these new technologies as they emerge. For example, this fiscal year we expect to ship new products that will incorporate a new chipset we are currently developing, we cannot assure you that these new products will be commercially successful. We have experienced delays in releasing new products and product enhancements in the past which delayed sales and resulted in lower quarterly revenue than anticipated. We may experience similar delays in product development in the future and any delay in product introduction could adversely affect our ability to compete and cause our operating results to be below our expectations or the expectations of public market analysts or investors.

Continued Rapid Growth Will Strain Extreme's Operations and Will Require Extreme to Incur Costs to Upgrade Its Infrastructure

     Since the introduction of our product line, we have experienced a period of rapid growth and expansion which has placed, and continues to place, a significant strain on our resources. Unless we manage such growth effectively, we may make mistakes in operating our business such as inaccurate sales forecasting, incorrect material planning or inaccurate financial reporting, which may result in unanticipated fluctuations in our operating results. Our net revenue increased significantly during the last year, and from September 30, 1998 to September 30, 1999, the number of our employees increased from 137 to 317. We expect our anticipated growth and expansion to strain our management, operational and financial resources. Our management team has had limited experience managing such rapidly growing companies on a public or private basis. To accommodate this anticipated growth, we will be required to:

·	improve existing and implement new operational, information and financial systems, procedures and controls;

·	hire, train and manage additional qualified personnel, including in the near future sales and marketing personnel; and

·	effectively manage multiple relationships with our customers, suppliers and other third parties.

     We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned personnel systems, procedures and controls may not be adequate to support our future operations. For example, in the quarter ended June 30, 1998, our operating results were adversely impacted due to a provision of approximately $900,000 that we recorded for purchase order commitments for certain components that exceeded our estimated requirements at the end of that quarter. This was due primarily to an engineering change in certain of our Summit family of products and a reduced demand forecast from one of our customers. In August 1998, we installed a new management information system, which we may continue to modify and improve to meet the increasing needs associated with our growth. The difficulties associated with installing and implementing these new systems, procedures and controls may place a significant burden on our management and our internal resources. In addition, as we grow internationally, we will have to expand our worldwide operations and enhance our communications infrastructure. Any delay in the implementation of such new or enhanced systems, procedures or controls, or any disruption in the transition to such new or enhanced systems, procedures or controls, could adversely affect our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis.

Extreme Must Develop and Expand Its Indirect Distribution Channels to Increase Revenues and Improve Its Operating Results

     Our distribution strategy focuses primarily on developing and expanding indirect distribution channels through resellers and, to a lesser extent, original equipment manufacturers, or OEMs, as well as expanding our field sales organization. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer. Many of our resellers also sell products that compete with our products. We are developing a two-tier distribution structure in Europe and the United States which has and will require us to enter into agreements with a small number of stocking distributors. We have recently entered into three two-tier distribution agreements; however, we cannot assure you that we will continue to be able to enter into additional distribution agreements or that we will be able to successfully manage the transition of resellers to a two-tier distribution channel. Our failure to do so could limit our ability to grow or sustain revenue. In addition, our operating results will likely fluctuate significantly depending on the timing and amount of orders from our resellers. We cannot assure you that our resellers will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support.

     In order to support and develop leads for our indirect distribution channels, we plan to expand our field sales and support staff significantly. In addition, we need to continue to develop our field sales and support staff to expand our direct sales efforts to service providers and content providers. We cannot assure you that this internal expansion will be successfully completed, that the cost of this expansion will not exceed the revenues generated or that our expanded sales and support staff will be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors. Our inability to effectively establish our distribution channels or manage the expansion of our sales and support staff would materially adversely affect our ability to grow and increase revenue.

Because Substantially All of Extreme's Revenue is Derived From Sales of Two Product Families, Extreme is Dependent on Widespread Market Acceptance of These Products; Future Performance will Depend on the Introduction and Acceptance of New Products

     We currently derive substantially all of our revenue from sales of our Summit and BlackDiamond product families. We expect that revenue from these product families will account for a substantial portion of our revenue for the foreseeable future. Accordingly, widespread market acceptance of our product families is critical to our future success. Factors that may affect the market acceptance of our products include market acceptance of switching products, and Gigabit Ethernet and Layer 3 switching technologies in particular in the enterprise, service provider and content provider markets, the performance, price and total cost of ownership of our products, the availability and price of competing products and technologies, and the success and development of our resellers, OEMs and field sales channels. Many of these factors are beyond our control. Our future performance will also depend on the successful development, introduction and market acceptance of new and enhanced products that address customer requirements in a cost-effective manner. We are developing products which we expect to introduce this fiscal year which are based on a new chip set under development. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. We have in the past experienced delays in product development and such delays may occur in the future. Therefore, to the extent customers defer or cancel orders in the expectation of any new product release, any delay in development or introduction could cause our operating results to suffer. Failure of our existing or future products to maintain and achieve widespread levels of market acceptance may significantly impair our revenue growth.

If a Key Reseller, OEM or Other Significant Customer Cancels or Delays a Large Purchase, Extreme's Revenues May Decline and the Price of Its Stock May Fall

     To date, a limited number of resellers, OEMs and other customers have accounted for a significant portion of our revenue. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected. For the quarter ended September 30, 1998, Allied Telesis KK, Compaq and Tokyo Electron Ltd. accounted for 11%, 18% and 14% of our net revenue, respectively, and for the quarter ended September 30, 1999, Compaq and Hitachi Cable accounted for 23% and 11% of our net revenue, respectively. Compaq is both an OEM and an end-user customer. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, a substantial reduction or delay in sales of our products to, or the loss of any significant reseller, OEM or other customer, or unexpected returns from resellers could harm our business, operating results and financial condition. Although our largest customers may vary from period-to-period, we anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a small number of customers, particularly in light of the high sales price per unit of our products and the length of our sales cycles.

     While our financial performance depends on large orders from a few key resellers, OEMs and other significant customers, we do not have binding commitments from any of them. For example:

·	our service provider and enterprise network customers can stop purchasing and our resellers and OEMs can stop marketing our products at any time;

·	our reseller agreements generally are not exclusive and are for one year terms, with no obligation of the resellers to renew the agreements;

·	our reseller agreements provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period; and

·	our reseller and OEM agreements generally do not require minimum purchases.

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

Extreme Purchases Several Key Components for Products From Single or Limited Sources and Could Lose Sales if These Sources Fail to Fill Its Needs

     We currently purchase several key components used in the manufacture of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. Certain components such as gigabit interface converter transceivers, or GBICs, have been and may in the future be in short supply. While we have been able to meet our needs to date, we are likely to encounter shortages and delays in obtaining these or other components in the future which could materially adversely affect our ability to meet customer orders. Our principal sole sourced components include:

·	ASICs;

·	microprocessors;

·	programmable integrated circuits;

·	selected other integrated circuits;

·	cables; and

·	custom-tooled sheet metal.

Our principal limited sourced components include:

·	flash memories;

·	dynamic and static random access memories, commonly known as DRAMs and SRAMs, respectively; and

·	printed circuit boards

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

     We rely on third party manufacturing vendors to manufacture our products. We currently subcontract substantially all of our manufacturing to two companies -- Flextronics International, Ltd., located in San Jose, California, MCMS, Inc., located in Boise, Idaho. We have experienced a delay in product shipments from a contract manufacturer in the past, which in turn delayed product shipments to our customers. We may in the future experience similar or other problems, such as inferior quality and insufficient quantity of product, any of which could materially adversely affect our business and operating results. There can be no assurance that we will effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. We intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the loss of either of our contract manufacturers would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and would have a material adverse effect on our business, operating results and financial condition.

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

     We currently have a small customer service and support organization and will need to increase our staff to support new customers and the expanding needs of existing customers. The design and installation of networking products can be complex; accordingly, we need highly trained customer service and support personnel particularly for large service provider and enterprise network customers. Hiring customer service and support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of our products.

Extreme Depends Upon International Sales for Much of Its Revenue and Extreme's Ability to Sustain and Increase Its International Sales Depends on Successfully Expanding Its International Operations

     Our ability to grow will depend in part on the expansion of international sales and operations which have and are expected to constitute a significant portion of our sales. Sales to customers outside of North America accounted for approximately 42% and 45% of our net revenue in the three months ended September 30, 1999 and September 30, 1998, respectively. Our international sales primarily depend on our resellers and OEMs. The failure of our resellers and OEMs to sell our products internationally would limit our ability to sustain and grow our revenue. In addition, there are a number of risks arising from our international business, including:

·	longer accounts receivable collection cycles;

·	difficulties in managing operations across disparate geographic areas;

·	difficulties associated with enforcing agreements through foreign legal systems;

·	payment of operating expenses in local currencies, which subjects us to risks of currency fluctuations;

·	import or export licensing requirements;

·	potential adverse tax consequences; and

·	unexpected changes in regulatory requirements.

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

Extreme May Engage in Future Acquisitions that Dilute the Ownership Interests of Our Stockholders, Cause Us to Incur Debt and Assume Contingent Liabilities

     As part of our business strategy, we review acquisition and strategic investment prospects that would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. While we have no current agreements or negotiations underway with respect to any such material acquisitions, we are reviewing investments in new businesses and we may acquire businesses, products or technologies in the future. In the event of any future acquisitions, we could:

·	issue equity securities which would dilute current stockholders' percentage ownership;

·	incur substantial debt; or

·	assume contingent liabilities.

     These actions by us could materially adversely affect our operating results and/or the price of our common stock. Acquisitions and investment activities also entail numerous risks, including:

·	difficulties in the assimilation of acquired operations, technologies or products;

·	unanticipated costs associated with the acquisition or investment transaction;

·	diversion of management's attention from other business concerns;

·	adverse effects on existing business relationships with suppliers and customers;

·	risks associated with entering markets in which we have no or limited prior experience; and

·	potential loss of key employees of acquired organizations.

     We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could materially adversely affect our business, operating results and financial condition.

Extreme May Need Additional Capital to Fund Its Future Operations Which, If It Is Not Available When Needed, Extreme May Need to Reduce Its Planned Development and Marketing Efforts, Which May Reduce Its Revenues and Prevent Extreme From Achieving Profitability

     We believe that our existing working capital, proceeds from the initial public offering in April 1999, proceeds from the secondary offering in October 1999 and cash available from credit facilities and future operations will enable us to meet our working capital requirements for at least the next 12 months. However, if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we may need additional capital. The development and marketing of new products and the expansion of reseller and distribution channels and associated support personnel is expected to require a significant commitment of resources. In addition, if the market for Layer 3 switches were to develop more slowly than anticipated or if we fail to establish significant market share and achieve a meaningful level of revenues, we may continue to utilize significant amounts of capital. As a result, we could be required to raise substantial additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, such securities may have rights, preferences and privileges senior to holders of common stock and the term of such debt could impose restrictions on our operations. We cannot assure you that such additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which would harm our business, financial condition and operating results.

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

·	potential warranty or other claims from our customers;

·	systems we use to run our business;

·	systems used by our suppliers; and

·	the potential reduced spending by other companies on networking solutions as a result of significant information systems spending on year 2000 remediation.

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

     We are checking the websites of our suppliers to determine if these suppliers are certifying that the components they provide us are year 2000 compliant. To date, we believe all critical components that we obtain from third party suppliers are year 2000 compliant, except that Microsoft has not indicated that Windows 95 and its office mail programs is year 2000 compliant. We expect that we will be able to resolve any significant year 2000 problems with Microsoft and any other third-party suppliers of components; however, there can be no assurance that these suppliers will resolve any or all year 2000 problems before the occurrence of a material disruption to the operation of our business. Any failure of these third parties to timely resolve year 2000 problems with their systems could have a material adverse effect on our business, operating results and financial condition.

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

Provisions in Extreme's Charter or Agreements May Delay or Prevent a Change of Control

     Provisions in our certificate of incorporation and bylaws may delay or prevent a change of control or changes in our management. These provisions include:

·	the division of the board of directors into three separate classes;

· the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

· the ability of the board of directors to alter our bylaws without getting stockholder approval; and

· the requirement that at least 10% of the outstanding shares are needed to call a special meeting of stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents, short-term investments and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 30, 1999. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in
	Three months	Three months	Greater than		Fair
	or less	to one year	one year	Total	Value
	(In thousands)
Included in cash and cash equivalents	$ 97,291			$ 97,291	$97,291
Weighted average interest rate	5.41%
Included in short-term investments		$6,792		$ 6,792	$ 6,792
Weighted average interest rate		6.07%
Included in investments			$ 26,915	$26,915	$26,915
Weighted average interest rate			8.60%

Exchange Rate Sensitivity

     Currently, the majority of our sales and expenses are denominated in U.S. dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the three months ended September 30, 1999 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date, however, we may do so in the future.

PART II. Other Information

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

27 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements)

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the three months ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC.
(Registrant)

/S/VITO PALERMO

VITO PALERMO
Vice President, Chief Financial Officer
And Secretary

November 12, 1999