Form 10-Q
period 2000-01-02
EXTREME NETWORKS INC
filed 2000-02-15
CIK 1078271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 2, 2000 OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-25711

EXTREME NETWORKS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	77-0430270
[State or other jurisdiction of incorporation or organization]	[I.R.S. Employer Identification No.]

3585 Monroe Street Santa Clara, California	95051
[Address of principal executive offices]	[Zip Code]

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

Yes      X          No

           The number of shares of the Registrant ’s Common Stock, $.001 par value, outstanding at February 1, 2000 was 52,664,391.

EXTREME NETWORKS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JANUARY 2, 2000

INDEX

		PAGE

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets December 31, 1999 and June 30, 1999	3

	Condensed Consolidated Statements of Operations Three months ended and six months ended December 31, 1999 and December 31, 1998	4

	Condensed Consolidated Statements of Cash Flows Six months ended December 31, 1999 and December 31, 1998	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	Not Applicable

Item 2.	Changes in Securities	Not Applicable

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits and Reports on Form 8-K	28

Signatures		29

Part I. Financial Information
Item 1. Financial Statements

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 1999	June 30, 1999
	(Unaudited)	(Note 1)
Assets

Current assets:
Cash and cash equivalents	$ 108,447	$ 107,143
Short-term investments	122,818	16,422
Accounts receivable, net	28,861	20,797
Inventories	3,290	2,626
Other current assets	3,982	1,978

Total current assets	267,398	148,966
Property and equipment, net	11,010	6,506
Investments	89,064	16,097
Other assets	481	234

	$ 367,953	$ 171,803

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$ 14,150	$ 13,418
Accrued compensation	5,442	4,100
Accrued warranty	4,417	1,400
Deferred revenue	7,681	1,717
Other accrued liabilities	4,656	5,994
Income taxes payable	2,189	1,650
Capital lease obligations, current portion	—	1,648

Total current liabilities	38,535	29,927
Stockholders' equity:
Common stock	52	49
Additional paid-in capital	342,961	165,618
Deferred stock compensation	(131)	(197)
Accumulated other comprehensive loss	(390)	(118)
Accumulated deficit	(13,074)	(23,476)

Total stockholders' equity	329,418	141,876

	$ 367,953	$ 171,803

             See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 1999	December 31, 1998	December 31, 1999	December 31, 1998
Net revenue	$ 55,006	$ 17,959	$102,224	$ 30,851
Cost of revenue	26,160	9,069	48,777	15,605

Gross profit	28,846	8,890	53,447	15,246
Operating expenses:
Research and development	7,780	3,043	14,679	6,580
Sales and marketing	12,302	5,441	23,382	10,203
General and administrative	2,764	1,579	5,297	2,793

Total operating expenses	22,846	10,063	43,358	19,576

Operating income (loss)	6,000	(1,173)	10,089	(4,330)

Interest and other income, net	3,747	(81)	5,439	94

Income (loss) before income taxes	9,747	(1,254)	15,528	(4,236)

Provision for income taxes	3,392	700	5,126	700

Net income (loss)	$ 6,355	$(1,954)	$ 10,402	$(4,936)

Basic net income (loss) per common share	$ 0.13	$ (0.27)	$ 0.21	$ (0.72)

Diluted net income (loss) per common share	$ 0.11	$ (0.27)	$ 0.19	$ (0.72)

Weighted average shares outstanding used in computing basic net income (loss) per share	50,181	7,180	48,604	6,867

Weighted average shares outstanding used in computing diluted net income (loss) per share	55,863	7,180	54,704	6,867

Pro forma basic and diluted loss per share		$ (0.05)		$ (0.14)

Shares used in computing pro forma basic and diluted net loss per common share		36,242		35,929

         See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31, 1999	December 31, 1998
Operating activities:
Net income (loss)	$ 10,402	$(4,936)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	3,659	1,622
Amortization of deferred stock compensation	66	93
Changes in assets and liabilities:
Accounts receivable	(8,064)	(610)
Inventories	(664)	(236)
Other current and noncurrent assets	(2,226)	(234)
Accounts payable	732	(5,134)
Accrued compensation	1,342	399
Accrued warranty	3,017	(49)
Deferred revenue	5,964	—
Other accrued liabilities	(1,338)	1,790
Income taxes payable	539	700

Net cash provided by (used for) operating activities	13,429	(6,595)

Investing activities:
Capital expenditures	(8,163)	(2,325)
Purchases / Maturities of investments, net	(179,660)	4,174

Net cash provided by (used for) investing activities	(187,823)	1,849

Financing activities:
Proceeds from issuance of common stock	177,346	714
Proceeds from notes payable	—	505
Principal payments on notes payable	—	(147)
Principal payments of capital lease obligations	(1,648)	(44)

Net cash provided by financing activities	175,698	1,028

Net increase (decrease) in cash and cash equivalents	1,304	(3,718)
Cash and cash equivalents at beginning of period	107,143	9,510

Cash and cash equivalents at end of period	$ 108,447	$ 5,792

          See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

          The condensed consolidated financial statements have been prepared by Extreme Networks, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Extreme Networks, Inc. and its wholly-owned subsidiaries (“Extreme” or collectively, the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at December 31, 1999 and the operating results and cash flows for the six months ended December 31, 1999 and December 31, 1998. The condensed balance sheet at June 30, 1999 has been derived from audited financial statements as of that date. These financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended June 30, 1999, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

          The results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the future quarters or the fiscal year ending June 30, 2000. Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2000 presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

          Extreme was incorporated in California on May 8, 1996 and was reincorporated in Delaware on March 31, 1999. The Company is a leading provider of high-performance, multilayer network switching solutions for the Internet economy. We have not achieved profitability on a fiscal year basis and although our revenue has grown in recent quarters, we cannot be certain that we will realize sufficient revenue to achieve profitability on a fiscal year basis. Extreme incurred net losses of $7.9 million from inception through June 30, 1997, $13.9 million for fiscal 1998 and $1.6 million for fiscal 1999. As of December 31, 1999, we had an accumulated deficit of $13.1 million.

Fiscal Year

          Effective July 1, 1999, Extreme changed its fiscal year from June 30th to a 52/53-week fiscal accounting year. The December 31, 1999 quarter closed on January 2, 2000 and comprised 13 weeks of revenue and expense activity.

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

Inventories

           Inventories consist of raw materials and finished goods and are stated at the lower of cost or market (on a first-in, first-out basis).

           Inventories consist of:

	December 31, 1999	June 30, 1999

Raw materials	$1,782	$ 700
Finished goods	1,508	1,926

Total	$3,290	$2,626

Concentration of Credit Risk, Product and Significant Customers

          Financial instruments that potentially subject Extreme to concentration of credit risk consist principally of marketable investments and accounts receivable. Extreme has placed its investments with high-credit quality issuers. Extreme will not invest an amount exceeding 10% of the corporation’s combined cash, cash equivalent, short-term and long-term investments, in the securities of any one obligor or maker, except for obligations of the United States, obligations of United States agencies and money market accounts. Extreme sells its products primarily to United States corporations in the technology marketplace. Extreme performs ongoing credit evaluations of its customers and generally does not require collateral. To date, credit losses have been immaterial and within management’s expectations. Extreme operates solely within one business segment, the development and marketing of switching solutions for the Internet economy. Significant customer concentration is summarized below. No other customer accounts for more than 10% of Extreme’s net revenue.

	Three Months Ended		Six Months Ended
Customer	December 31, 1999	December 31, 1998	December 31, 1999	December 31, 1998
Compaq	—	22%	14%	17%
Hitachi Cable	10%	16%	11%	11%

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

          Upon shipment of products to its customers, Extreme provides for the estimated cost to repair or replace products that may be returned under warranty. Extreme ’s warranty period is typically 12 months from the date of shipment to the end user.

Foreign Operations

          Extreme’s foreign offices consist of sales, marketing and support activities through its foreign subsidiaries and an overseas reseller network. Operating income (loss) generated by the foreign operations of Extreme and their corresponding identifiable assets were not material in any period presented.

          Extreme’s export sales represented 47% and 56% of net revenue in the six months ended December 31, 1999 and December 31, 1998, respectively. All of the export sales to date have been denominated in U.S. Dollars and were derived from sales to Europe and Asia.

Net Income (Loss) Per Share

          Basic net income (loss) per share and diluted net income (loss) per share are presented in conformity with Financial Accounting Standards Board’s ( “FASB”) Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” for all periods presented. Basic net income (loss) was computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period ended December 31, 1999. Diluted net income (loss) reflects the potential dilution that would occur from any instrument or options, which could result in the issuance of additional common shares.

          In accordance with SFAS No. 128, proforma basic and diluted net income (loss) per share have been computed using the weighted-average number of shares of common stock outstanding during the period ended December 31, 1998, less shares subject to repurchase for the period ended December 31, 1998. Basic and diluted pro forma net income (loss) per share also gives effect to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

          The following table presents the calculation of basic and diluted and pro forma basic and diluted net income (loss) per common share (unaudited in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	1999	1998	1999	1998
Net income (loss)	$ 6,355	$(1,954)	$ 10,402	$(4,936)

Weighted-average shares of common stock outstanding
	51,994	11,700	50,772	11,599
Less: Weighted-average shares subject to repurchase	(1,813)	(4,520)	(2,168)	(4,732)

Weighted-average shares used in computing basic net income (loss) per common share	50,181	7,180	48,604	6,867

Incremental shares using the treasury stock method	5,682		6,100
Weighted-average shares used in computing diluted net income (loss) per common share	55,863	7,180	54,704	6,867

Basic net income (loss) per common share	$ 0.13	$ (0.27)	$ 0.21	$ (0.72)

Diluted net income (loss) per common share	$ 0.11	$ (0.27)	$ 0.19	$ (0.72)

Pro forma:
Net loss		$(1,954)		$(4,936)

Shares used above		7,180		6,867
Pro forma adjustment to reflect weighted effect of assumed conversion of convertible preferred stock		29,062		29,062

Shares used in computing pro forma basic and diluted net loss per common share (unaudited)		36,242		35,929

Pro forma basic and diluted net loss per common share (unaudited)		$ (0.05)		$ (0.14)

Recently Issued Accounting Standard

          In June 1997, the FASB issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to shareholders. SFAS No. 131 supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise,” but retains the requirement to report information about major customers. Extreme adopted FAS 131 effective for its fiscal year ending June 30, 1999. Extreme has determined that it has a single reportable segment. Management uses one measurement of profitability and does not disaggregate its business for internal reporting.

          In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Extreme is required to adopt SFAS No. 133 for the fiscal year ending June 30, 2002. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because Extreme currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on Extreme’s financial condition or results of operations.

3.	COMMITMENTS

          Extreme had outstanding purchase order commitments for materials of approximately $45.4 million and $26.4 million at December 31, 1999 and June 30, 1999, respectively. Extreme expects these purchase orders to be fulfilled and the related invoices to be paid in fiscal year 2000. Of the $45.4 million outstanding at December 31, 1999, the Company has accrued and expensed approximately $0.6 million of the outstanding purchase order commitments for materials due to obligations to suppliers as of December 31, 1999. This expense is included within cost of revenue for the six months ended December 31, 1999.

4.	INCOME TAXES

          The Company has recorded a tax provision of $5.1 million for the six months ended December 31, 1999. The provision for income taxes consists primarily of federal taxes, foreign taxes and state income taxes.

          FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

5.	COMPREHENSIVE INCOME (LOSS)

          Extreme adopted SFAS No. 130, “Reporting Comprehensive Income” at December 31, 1998. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, it had no impact on the Company’s net income (loss) or stockholders’ equity. SFAS 130 requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. Prior to adoption of SFAS 130, the Company had no unrealized gains or losses on available-for-sale securities or foreign currency translation adjustments.

          The following are the components of accumulated other comprehensive loss (in thousands):

	December 31, 1999	June 30, 1999
Unrealized loss on investments	$(409)	$(112)
Foreign currency translation adjustments	19	(6)

Accumulated other comprehensive loss	$(390)	$(118)

      The following schedule of other comprehensive loss shows the gross current-period loss and the reclassification adjustment (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 1999	December 31, 1998	December 31, 1999	December 31, 1998
Unrealized loss on investments:
Unrealized loss on available-for- sale securities	$ (317)	$ —	$ (358)	$ —
Less: reclassification adjustment for gain realized in net loss	37	—	61	—

Net unrealized loss on investments	(280)	—	(297)	—
Foreign currency translation adjustments	(2)	—	25	—

Other comprehensive loss	$ (282)	$ —	$ (272)	$ —

6.	TRANSFER OF FINANCIAL ASSETS

          The Company from time to time transfers specifically identified accounts receivable balances from customers to financing institutions, on a non-recourse basis. The Company records such transfers as sales of the related accounts receivable when it is considered to have surrendered control of such receivables under the provisions of Statement of Financial Accounting Standards No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The impact of the above transaction reduced receivables and increased cash flows from operating activities in the consolidated statements of cash flows.

7.	SECONDARY PUBLIC OFFERING

          On October 20, 1999, the Company announced the completion of a secondary public offering of approximately 7.5 million shares (including the underwriters’ over-allotment provision) of its common stock at a price of $77.00 per share. Of these shares, the Company sold 2,372,708 shares and existing stockholders sold 5,102,292 shares. The Company raised approximately $175 million net of offering costs.

Part I. Financial Information
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

           When used in this discussion and elsewhere in this Form 10-Q, the words “may,” “should,” “believes,” “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the availability and functionality of products under development, product mix, pricing trends, the mix of export sales, sales to significant customers and the availability and cost of products from the Company’s suppliers, are subject to risks and uncertainties, including those set forth below under “Factors That May Affect Our Results.” Our actual results could differ materially from those projected in these forward-looking statements which could have a material adverse effect on our business, operating results and financial condition. These forward-looking statements speak only as of the date hereof and actual outcomes will be affected by events in the future that we are not able to predict accurately or over which we have no control.

          The following information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations ” in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 1999.

Overview

          From our inception in May 1996 through September 1997, our operating activities related primarily to developing a research and development organization, testing prototype designs, building an ASIC design infrastructure, commencing the staffing of our marketing, sales and field service and technical support organizations, and establishing relationships with resellers and OEMs. We commenced volume shipments of our Summit1 and Summit2, the initial products in our Summit stackable product family, in October 1997, and we began shipping our BlackDiamond modular product family in September 1998. We incurred losses through fiscal 1999.

          Our revenue is derived primarily from sales of our Summit and BlackDiamond product families and fees for services relating to our products, including maintenance and training. The level of sales to any customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. See “Factors That May Affect Our Results —If a Key Reseller, OEM or Other Significant Customer Cancels or Delays a Large Purchase, Extreme’s Revenues May Decline and the Price of Its Stock May Fall.” Significant customer concentration as a percentage of net revenue is summarized below:

	Three Months Ended		Six Months Ended
Customer	December 31, 1999	December 31, 1998	December 31, 1999	December 31, 1998

Compaq	—	22%	14%	17%
Hitachi Cable	10%	16%	11%	11%

          We market and sell our products primarily through resellers, distributors and, to a lesser extent, OEMs and our field sales organization. We sell our products through more than 200 resellers in 40 countries. In the six months ended December 31, 1999, sales to customers outside of North America accounted for approximately 47% of our net revenue. Currently, all of our international sales are denominated in U.S. Dollars We generally recognize product revenue at the time of shipment, unless we have future obligations for installation or have to obtain customer acceptance, in which case revenue is deferred until such obligations have been satisfied. We have established a program which, under specified conditions, enables third party resellers to return products to us. The amount of potential product returns is estimated and provided for in the period of the sale. Service revenue is recognized ratably over the term of the contract period, which is typically 12 months.

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

          Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and field service support functions, as well as trade shows and promotional expenses. We intend to pursue sales and marketing campaigns aggressively and therefore expect these expenses to increase significantly in absolute dollars in the future. In addition, we expect to substantially expand our field sales operations to support and develop leads for our resellers and distributors, which would also result in an increase in sales and marketing expenses.

          General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we add personnel, increase spending on our information systems and incur additional costs related to the anticipated growth of our business and operation as a public company.

          During fiscal 1998, in connection with the grant of certain stock options to employees, we recorded deferred stock compensation of $437,000 representing the difference between the exercise price and the deemed fair value of our common stock on the date such stock options were granted. Such amount is included as a reduction of stockholders’ equity and is being amortized by charges to operations on a graded vesting method. We recorded amortization of deferred stock compensation expense of approximately $66,000, $172,000 and $68,000 for the six months ended December 31, 1999 and the years ended June 30, 1999 and 1998, respectively. At December 31, 1999, we had a total of approximately $131,000 remaining to be amortized over the corresponding vesting period of each respective option, generally four years. The amortization expense relates to options awarded to employees in all operating expense categories.

          Despite growing revenues, we have only been profitable for the last four fiscal quarters. Our income has not increased proportionately with the increase in our revenue primarily because of increased expenses relating to our growth in operations. Because of the lengthy sales cycle of our products, there is often a significant delay between the time we incur expenses and the time we realize any related revenue. See “Factors That May Affect Our Results —The Sales Cycle for Extreme’s Products is Long and Extreme May Incur Substantial Non-Recoverable Expenses or Devote Significant Resources to Sales that Do Not Occur When Anticipated.” To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, our operating results would be adversely affected. See “Factors That May Affect Our Results —A Number of Factors Could Cause Extreme’s Quarterly Financial Results to Be Worse Than Expected, Resulting in a Decline in Its Stock Price.”

Results of Operations

          The following table sets forth for the periods indicated certain financial data as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	December 31, 1999	December 31, 1998	December 31, 1999	December 31, 1998
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	47.6	50.5	47.7	50.6

Gross profit	52.4	49.5	52.3	49.4

Operating expenses:
Research and development	14.1	16.9	14.3	21.3
Sales and marketing	22.4	30.3	22.9	33.1
General and administrative	5.0	8.8	5.2	9.0

Total operating expenses	41.5	56.0	42.4	63.4

Operating income (loss)	10.9	(6.5)	9.9	(14.0)
Other income (expense), net	6.8	(0.5)	5.3	0.3

Income (loss) before income taxes	17.7	(7.0)	15.2	(13.7)
Provision for income taxes	6.1	3.9	5.0	2.3

Net income (loss)	11.6%	(10.9)%	10.2%	(16.0)%

          Net revenue. Net revenue increased from $18.0 million for the three months ended December 31, 1998 to $55.0 million for the three months ended December 31, 1999, an increase of $37.0 million. Net revenue increased from $30.9 million for the six months ended December 31, 1998 to $102.2 million for the six months ended December 31, 1999, an increase of $71.3 million. Net revenue increased primarily from increased sales of our Summit stackable products and our BlackDiamond modular product family.

          North America sales increased from $15.9 million for the six months ended December 31, 1998 to $54.7 million for the six months ended December 31, 1999, an increase of $38.8 million. Sales outside North America increased from $14.9 million for the six months ended December 31, 1998 to $47.5 million for the six months ended December 31, 1999, an increase of $32.6 million. The increases in North America sales and sales outside North America reflect the growth in demand for our Summit and BlackDiamond products and an increase in the number of resellers, offset in part by a decrease in OEM sales. We expect that export sales will continue to represent a significant portion of net revenue, although we cannot assure you that export sales as a percentage of net revenue will remain at current levels. All sales transactions are denominated in U.S. dollars.

          Gross profit. Gross profit increased from $8.9 million for the three months ended December 31, 1998 to $28.8 million for the three months ended December 31, 1999, an increase of $19.9 million. Gross profit increased from $15.2 million for the six months ended December 31, 1998 to $53.4 million for the six months ended December 31, 1999, an increase of $38.2 million, primarily due to the related increase in revenue. Gross margins increased from 49.5% for the three months ended December 31, 1998 to 52.4% for the three months ended December 31, 1999. Gross margins increased from 49.4% for the six months ended December 31, 1998 to 52.3% for the six months ended December 31, 1999. The increase in gross margin resulted primarily from reductions in component costs, improved manufacturing efficiencies, a shift in our channel mix from OEMs to resellers and a shift in product mix, offset in part by lower average selling prices due primarily to increased competition.

          Research and development expenses. Research and development expenses increased from $3.0 million for the three months ended December 31, 1998 to $7.8 million for the three months ended December 31, 1999, an increase of $4.8 million. Research and development expenses increased from $6.6 million for the six months ended December 31, 1998 to $14.7 million for the six months ended December 31, 1999, an increase of $8.1 million. The increase was primarily due to nonrecurring engineering and initial product verification expenses and salaries and related personnel expenses due to the hiring of additional engineers.

          Sales and marketing expenses. Sales and marketing expenses increased from $5.4 million for the three months ended December 31, 1998 to $12.3 million for the three months ended December 31, 1999, an increase of $6.9 million. Sales and marketing expenses increased from $10.2 million for the six months ended December 31, 1998 to $23.4 million for the six months ended December 31, 1999, an increase of $13.2 million. This increase was primarily due to the hiring of additional sales, marketing and customer support personnel, increased sales commission expenses resulting from higher sales, increased advertising, tradeshow and promotional expenses, and the establishment of new sales offices.

          General and administrative expenses. General and administrative expenses increased from $1.6 million for the three months ended December 31, 1998 to $2.8 million for the three months ended December 31, 1999, an increase of $1.2 million. General and administrative expenses increased from $2.8 million for the six months ended December 31, 1998 to $5.3 million for the six months ended December 31, 1999, an increase of $2.5 million. This increase was due primarily to the hiring of additional finance, information technology and legal and administrative personnel and increased professional fees.

          Interest and other income, net. Interest and other income, net increased from $81,000 of expense for the three months ended December 31, 1998 to $3.7 million of income for the three months ended December 31, 1999, an increase of $3.8 million. Interest and other income, net increased from $94,000 of income for the six months ended December 31, 1998 to $5.4 million of income for the six months ended December 31, 1999, an increase of $5.3 million. The increase was due to increased interest income earned as a result of the increased amount of cash and cash equivalents, short-term investments and long-term investments from the net proceeds we received from our initial public offering in April 1999 and our secondary public offering in October 1999 and due to decreased interest expense as a result of the payment in full of notes payable and capital lease obligations.

          Provision for income taxes. We incurred significant operating losses for all fiscal years from inception through June 30, 1999. We recorded effective tax rates of approximately 35% and 33% for the three and six months ended December 31, 1999, respectively. The provision for income taxes consists primarily of federal taxes, foreign taxes and state income taxes. Our effective tax rate is lower than the combined federal and state statutory rates primarily due to the utilization of net operating loss carryforwards and other credit carryforwards offset by the impact of foreign taxes. FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets as the future realization of the tax benefit is not sufficiently assured. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

          At December 31, 1999, we had $108.4 million in cash and cash equivalents, $122.8 million in short-term investments and $89.1 million in long-term investments. We have primarily financed our operations through the sale of equity securities. We completed our initial public offering of approximately 8 million common shares (including the underwriters’ over-allotment provision) in April 1999 and raised approximately $125.3 million net of offering costs. On October 20, 1999, we completed our secondary offering of approximately 7.5 million shares (including the underwriters’ over-allotment provision) of its common stock at a price of $77.00 per share. Of these shares, the Company sold 2,372,708 shares and existing stockholders sold 5,102,292 shares. The Company raised approximately $175 million net of offering costs.

          Cash provided by operating activities was $13.4 million for the six months ended December 31, 1999, as compared to cash used for operating activities of $6.6 million for the six months ended December 31, 1998. The increase was primarily due to net income, increases in deferred revenue, depreciation and accrued warranty, offset by increases in accounts receivable, other current and noncurrent assets and other accrued liabilities. We expect that accounts receivable will continue to increase to the extent our revenues continue to rise. Any such increase can be expected to reduce cash, cash equivalents, short-term investments and long-term investments.

          Investing activities used cash of $187.8 million for the six months ended December 31, 1999 due to capital expenditures of $8.2 million and net purchases of investments of $179.7 million. Investing activities provided cash of $1.8 million for the six months ended December 31, 1998 due to maturities of investments of $4.2 million offset by capital expenditures of $2.3 million.

          Financing activities provided cash of $175.7 million for the six months ended December 31, 1999, arising primarily from proceeds from the issuance and sale of common stock, partially offset by principal payments on capital lease obligations. Financing activities provided cash of $1.0 million for the six months December 31, 1998, primarily from the issuance and sale of stock and proceeds from notes payable, partially offset by principal payments on notes payable and capital lease obligations.

          We have a revolving line of credit for $0.5 million with Silicon Valley Bank and a $2.0 million capital equipment line with Comdisco, Inc. As of December 31, 1999, there were no outstanding borrowings under these facilities.

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

          We believe that our current cash and cash equivalents, short-term investments, long-term investments and cash available from credit facilities and future operations will enable us to meet our working capital requirements for at least the next 12 months.

Year 2000 Readiness Disclosure

          Some computers, software and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if “00” is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the “year 2000 problem.” the end of a quarter may adversely affect our operating results. Furthermore, our customer agreements typically provide that the customer may delay scheduled delivery dates and cancel orders within specified time frames without significant penalty.

          Our quarterly revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

•	fluctuations in demand for our products and services, including seasonality, particularly in Asia and Europe;
•	unexpected product returns or the cancellation or rescheduling of significant orders;
•	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;
•	announcements and new product introductions by our competitors;
•	our ability to develop and support customer relationships with Service providers and other potential large customers;
•	our ability to achieve required cost reductions;
•	our ability to obtain sufficient supplies of sole or limited sourced components for our products;
•	unfavorable changes in the prices of the components we purchase;
•	our ability to attain and maintain production volumes and quality levels for our products;
•	the mix of products sold and the mix of distribution channels through which they are sold; and
•	costs relating to possible acquisitions and integration of technologies or businesses.

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

          When we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. These actions could materially adversely affect our operating results by unexpectedly decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. The market for switching products is evolving and we believe our ability to compete successfully in this market is dependent upon the continued compatibility and interoperability of our products with products and architectures offered by other vendors. In particular, the networking industry has been characterized by the successive introduction of new technologies or standards that have dramatically reduced the price and increased the performance of switching equipment. To remain competitive we need to introduce products in a timely manner that incorporate or are compatible with these new technologies as they emerge. For example, this fiscal year we expect to ship new products that will incorporate a new chipset we are currently developing. We cannot assure you that these new products will be commercially successful. We have experienced delays in releasing new products and product enhancements in the past which delayed sales and resulted in lower quarterly revenue than anticipated. We may experience similar delays in product development in the future and any delay in product introduction could adversely affect our ability to compete and cause our operating results to be below our expectations or the expectations of public market analysts or investors.

Continued Rapid Growth Will Strain Extreme's Operations and Will Require Extreme to Incur Costs to Upgrade Its Infrastructure

          Since the introduction of our product line, we have experienced a period of rapid growth and expansion which has placed, and continues to place, a significant strain on our resources. Unless we manage such growth effectively, we may make mistakes in operating our business such as inaccurate sales forecasting, incorrect material planning or inaccurate financial reporting, which may result in unanticipated fluctuations in our operating results. Our net revenue increased significantly during the last year, and from December 31, 1998 to December 31, 1999, the number of our employees increased from 159 to 367. We expect our anticipated growth and expansion to strain our management, operational and financial resources. Our management team has had limited experience managing such rapidly growing companies on a public or private basis. To accommodate this anticipated growth, we will be required to:

•	improve existing and implement new operational, information and financial systems, procedures and controls;
•	hire, train and manage additional qualified personnel, including in the near future sales and marketing personnel; and
•	effectively manage multiple relationships with our customers, suppliers and other third parties.

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

Extreme Must Develop and Expand Its Indirect Distribution Channels to Increase Revenues and Improve Its Operating Results

          Our distribution strategy focuses primarily on developing and expanding indirect distribution channels through resellers, distributors and, to a lesser extent, original equipment manufacturers, or OEMs, as well as expanding our field sales organization. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer. Many of our resellers also sell products that compete with our products. We are developing a two-tier distribution structure in Europe and the United States which has and will require us to enter into agreements with a small number of stocking distributors. We have recently entered into two-tier distribution agreements; however, we cannot assure you that we will continue to be able to enter into additional distribution agreements or that we will be able to successfully manage the transition of resellers to a two-tier distribution channel. Our failure to do so could limit our ability to grow or sustain revenue. In addition, our operating results will likely fluctuate significantly depending on the timing and amount of orders from our resellers. We cannot assure you that our resellers will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support.

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

Because Substantially All of Extreme’s Revenue is Derived From Sales of Two Product Families, Extreme is Dependent on Widespread Market Acceptance of These Products; Future Performance will Depend on the Introduction and Acceptance of New Products

          We currently derive substantially all of our revenue from sales of our Summit and BlackDiamond product families. We expect that revenue from these product families will account for a substantial portion of our revenue for the foreseeable future. Accordingly, widespread market acceptance of our product families is critical to our future success. Factors that may affect the market acceptance of our products include market acceptance of switching products, and Gigabit Ethernet and Layer 3 switching technologies in particular in the enterprise, service provider and content provider markets, the performance, price and total cost of ownership of our products, the availability and price of competing products and technologies, and the success and development of our resellers, OEMs and field sales channels. Many of these factors are beyond our control. Our future performance will also depend on the successful development, introduction and market acceptance of new and enhanced products that address customer requirements in a cost-effective manner. We are developing products which we expect to introduce this fiscal year which are based on a new chip set under development. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. We have in the past experienced delays in product development and such delays may occur in the future. Therefore, to the extent customers defer or cancel orders in the expectation of any new product release, any delay in development or introduction could cause our operating results to suffer. Failure of our existing or future products to maintain and achieve widespread levels of market acceptance may significantly impair our revenue growth.

If a Key Reseller, OEM or Other Significant Customer Cancels or Delays a Large Purchase, Extreme's Revenues May Decline and the Price of Its Stock May Fall

          To date, a limited number of resellers, OEMs and other customers have accounted for a significant portion of our revenue. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected. For the six months ended December 31, 1998, Compaq and Hitachi Cable accounted for 17% and 11% of our net revenue, respectively, and for the six months ended December 31, 1999, Compaq and Hitachi Cable accounted for 14% and 11% of our net revenue, respectively. Compaq is both an OEM and an end-user customer. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, a substantial reduction or delay in sales of our products to, or the loss of any significant reseller, OEM or other customer, or unexpected returns from resellers could harm our business, operating results and financial condition. Although our largest customers may vary from period-to-period, we anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a small number of customers, particularly in light of the high sales price per unit of our products and the length of our sales cycles.

          While our financial performance depends on large orders from a few key resellers, OEMs and other significant customers, we do not have binding commitments from any of them. For example:

•	our service provider and enterprise network customers can stop purchasing and our resellers and OEMs can stop marketing our products at any time;
•	our reseller agreements generally are not exclusive and are for one year terms, with no obligation of the resellers to renew the agreements;
•	our reseller agreements provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period; and
•	our reseller and OEM agreements generally do not require minimum purchases.

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

Extreme Purchases Several Key Components for Products From Single or Limited Sources and Could Lose Sales if These Sources Fail to Fill Its Needs

          We currently purchase several key components used in the manufacture of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. Certain components such as gigabit interface converter transceivers, or GBICs, have been and may in the future be in short supply. While we have been able to meet our needs to date, we are likely to encounter shortages and delays in obtaining these or other components in the future which could materially adversely affect our ability to meet customer orders. Our principal sole sourced components include:

•	ASICs;
•	microprocessors;
•	programmable integrated circuits;
•	selected other integrated circuits;
•	cables; and
•	custom-tooled sheet metal.

          Our principal limited sourced components include:

•	flash memories;
•	dynamic and static random access memories, commonly known as DRAMs and SRAMs, respectively; and
•	printed circuit boards.

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

          We rely on third party manufacturing vendors to manufacture our products. We currently subcontract substantially all of our manufacturing to two companies —Flextronics International, Ltd., located in San Jose, California and MCMS, Inc., located in Boise, Idaho. We have experienced a delay in product shipments from a contract manufacturer in the past, which in turn delayed product shipments to our customers. We may in the future experience similar or other problems, such as inferior quality and insufficient quantity of product, any of which could materially adversely affect our business and operating results. There can be no assurance that we will effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. We intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the loss of either of our contract manufacturers would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and would have a material adverse effect on our business, operating results and financial condition.

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

Extreme’s Products Must Comply With Evolving Industry Standards and Complex Government Regulations or Its Products May Not Be Widely Accepted, Which May Prevent Extreme From Sustaining Its Revenues or Achieving Profitability.

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

Extreme Needs to Expand Its Sales and Support Organizations to Increase Market Acceptance of Its Products and If It Fails to Do So, Extreme Will Not Be Able to Increase Revenues

          Our products and services require a sophisticated sales effort targeted at several levels within a prospective customer’s organization. Unless we expand our sales force we will not be able to increase revenues. We have recently expanded our sales force and plan to hire additional sales personnel. However, competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting.

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

Extreme Depends Upon International Sales for Much of Its Revenue and Extreme's Ability to Sustain and Increase Its International Sales Depends on Successfully Expanding Its International Operations

          Our ability to grow will depend in part on the expansion of international sales and operations which have and are expected to constitute a significant portion of our sales. Sales to customers outside of North America accounted for approximately 47% and 56% of our net revenue in the six months ended December 31, 1999 and December 31, 1998, respectively. Our international sales primarily depend on our resellers and OEMs. The failure of our resellers and OEMs to sell our products internationally would limit our ability to sustain and grow our revenue. In addition, there are a number of risks arising from our international business, including:

•	longer accounts receivable collection cycles;
•	difficulties in managing operations across disparate geographic areas;
•	difficulties associated with enforcing agreements through foreign legal systems;
•	payment of operating expenses in local currencies, which subjects us to risks of currency fluctuations;
•	import or export licensing requirements;
•	potential adverse tax consequences; and
•	unexpected changes in regulatory requirements.

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

Extreme May Engage in Future Acquisitions that Dilute the Ownership Interests of Our Stockholders, Cause Us to Incur Debt and Assume Contingent Liabilities

          As part of our business strategy, we review acquisition and strategic investment prospects that would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. We are reviewing investments in new businesses and we expect to make investments in and may acquire businesses, products or technologies in the future. In the event of any future acquisitions, we could:

•	issue equity securities which would dilute current stockholders' percentage ownership;
•	incur substantial debt; or
•	assume contingent liabilities.

          These actions by us could materially adversely affect our operating results and/or the price of our common stock. Acquisitions and investment activities also entail numerous risks, including:

•	difficulties in the assimilation of acquired operations, technologies or products;
•	unanticipated costs associated with the acquisition or investment transaction;
•	diversion of management’s attention from other business concerns;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with entering markets in which we have no or limited prior experience; and
•	potential loss of key employees of acquired organizations.

          We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could materially adversely affect our business, operating results and financial condition.

Extreme May Need Additional Capital to Fund Its Future Operations And If It Is Not Available When Needed, Extreme May Need to Reduce Its Planned Development and Marketing Efforts, Which May Reduce Its Revenues and Prevent Extreme From Achieving Profitability

          We believe that our existing working capital, proceeds from the initial public offering in April 1999, proceeds from the secondary offering in October 1999 and cash available from credit facilities and future operations will enable us to meet our working capital requirements for at least the next 12 months. However, if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we may need additional capital. The development and marketing of new products and the expansion of reseller and distribution channels and associated support personnel is expected to require a significant commitment of resources. In addition, if the market for Layer 3 switches were to develop more slowly than anticipated or if we fail to establish significant market share and achieve a meaningful level of revenues, we may continue to utilize significant amounts of capital. As a result, we could be required to raise substantial additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, such securities may have rights, preferences and privileges senior to holders of common stock and the term of such debt could impose restrictions on our operations. We cannot assure you that such additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which would harm our business, financial condition and operating results.

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

          Our products must successfully interoperate with products from other vendors. As a result, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our products or another vendor’s products, could result in the delay or loss of market acceptance of our products and any necessary revisions may result in the incurrence of significant expenses. The occurrence of any such problems would likely have a material adverse effect on our business, operating results and financial condition.

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

•	potential warranty or other claims from our customers;
•	systems we use to run our business;
•	systems used by our suppliers; and
•	the potential reduced spending by other companies on networking solutions as a result of significant information systems spending on year 2000 remediation.

Provisions in Extreme's Charter or Agreements May Delay or Prevent a Change of Control

          Provisions in our certificate of incorporation and bylaws may delay or prevent a change of control or changes in our management. These provisions include:

•	the division of the board of directors into three separate classes;
•	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors; and
•	the ability of the board of directors to alter our bylaws without getting stockholder approval.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

          The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents, short-term investments and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 1999. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
Included in cash and cas equivalents	$ 84,229			$ 84,229	$ 84,229
Weighted average interest rate	6.08%
Included in short-term investments	$ 122,818			$122,818	$ 122,818
Weighted average interest rate	5.22%
Included in investments	$ 6,563	$ 82,501		$ 89,064	$ 89,064
Weighted average interest rate	7.39%	6.55%

Exchange Rate Sensitivity

          Currently, the majority of our sales and expenses are denominated in U.S. Dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the six months ended December 31, 1999 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date, however, we may do so in the future.

PART II. Other Information

Item 1.	Legal Proceedings - None
Item 2.	Changes in Securities - None
Item 3.	Defaults Upon Senior Securities - None
Item 4.	Submission of Matters to a Vote of Security Holders.

          The Company held its Annual Meeting of Shareholders on November 16, 1999 to elect one class 1 director, to amend the Company's 1996 Stock Option Plan to approve the Section 162(m) grant limit of 2,500,000 share per employee, per fiscal year, to approve an anti-takeover measure under the Company's Certificate of Incorporation and Bylaws by limiting the ability of stockholders to call special meetings, and to ratify the appointment of independent auditors of the Company.

          At the Annual Meeting, the following nominee was elected as follows:

	Votes
	For	Withheld
Gordon L. Stitt	36,848,070	219,372

          The shareholders voted in favor of amending the Company's 1996 Stock Option Plan to approve the Section 162(m) grant limit of 2,500,000 shares per employee, per fiscal year, with voting as follows: 35,213,114 for; 1,624,680 against; and 229,648 abstaining.

          The shareholders also approved an anti-takeover measure under the Company's Certificate of Incorporation and Bylaws by limiting the ability of stockholders to call special meetings, with voting as follows: 28,949,962 for; 4,250,104 against; and 773,678 abstaining.

          The shareholders also ratified the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending July 2, 2000, with voting as follows: 36,838,977 for; 5,640 against; and 222,825 abstaining.

Item 5.	Other Information - None
Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

27 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements)

(b) Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the three months ended December 31, 1999.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC.
(Registrant)

/S/ VITO PALERMO

VITO PALERMO
Vice President, Chief Financial Officer
And Secretary

February 15, 2000