Form 10-Q
period 2000-04-02
EXTREME NETWORKS INC
filed 2000-05-16
CIK 1078271

--------------------------------------------------------------------------------

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  Form 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 2, 2000  OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                      Commission file number 000-25711

                           EXTREME NETWORKS, INC.
           (Exact name of Registrant as specified in its charter)

              DELAWARE                              77-0430270
   ----------------------------        ------------------------------------
   [State or other jurisdiction        [I.R.S. Employer Identification No.]
  of incorporation or organization]


         3585 Monroe Street
       Santa Clara, California                           95051
 ----------------------------------------              ----------
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

                            Yes  [X]      No  [_]

   The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at May 1, 2000 was 53,056,793

--------------------------------------------------------------------------------

                           EXTREME NETWORKS, INC.
                                  FORM 10-Q
                    QUARTERLY PERIOD ENDED APRIL 2, 2000

                                    INDEX

                                                                        PAGE

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION


Item 1. Condensed Consolidated Financial Statements (Unaudited):

   Condensed Consolidated Balance Sheets
   March 31, 2000 and June 30, 1999                                       3

   Condensed Consolidated Statements of Operations
   Three months ended and nine months ended
   March 31, 2000 and March 31, 1999                                      4

   Condensed Consolidated Statements of Cash Flows
   Nine months ended March 31, 2000 and March 31, 1999                    5

   Notes to Unaudited Condensed Consolidated Financial Statements         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             11

Item 3. Quantitative and Qualitative Disclosures About Market Risk       26


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

Part I. Financial Information
  Item 1. Financial Statements

                           EXTREME NETWORKS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                  March 31,    June 30,
                                                                                    2000        1999
                                                                                  --------    --------
                                                                                 (Unaudited)  (Note 1)
                                     Assets
Current assets:
 Cash and cash equivalents                                                          $229,194    $107,143
 Short-term investments                                                                1,314      16,422
 Accounts receivable, net                                                             43,216      20,797
 Inventories                                                                           7,120       2,626
 Other current assets                                                                 11,619       1,978
                                                                                    --------    --------
Total current assets                                                                 292,463     148,966
Property and equipment,  net                                                          18,198       6,506
Investments                                                                           93,871      16,097
Other assets                                                                           2,844         234
                                                                                    --------    --------
                                                                                    $407,376    $171,803
                                                                                    ========    ========

                       Liabilities and stockholders' equity

Current liabilities:
 Accounts payable                                                                   $ 27,177    $ 13,418
 Accrued compensation                                                                  6,374       4,100
 Accrued warranty                                                                      3,797       1,400
 Deferred revenue                                                                     13,131       1,717
 Other accrued liabilities                                                             9,734       5,994
 Income taxes payable                                                                  6,582       1,650
 Capital lease obligations, current portion                                               --       1,648
                                                                                    --------    --------
Total current  liabilities                                                            66,795      29,927
Stockholders' equity:
 Common stock                                                                             52          49
 Additional paid-in capital                                                          345,538     165,618
 Deferred stock compensation                                                            (103)       (197)
 Accumulated other comprehensive loss                                                   (889)       (118)
 Accumulated deficit                                                                  (4,017)    (23,476)
                                                                                    --------    --------
Total stockholders' equity                                                           340,581     141,876
                                                                                    --------    --------
                                                                                    $407,376    $171,803
                                                                                    ========    ========

   See accompanying notes to the unaudited condensed consolidated financial statements.


                           EXTREME NETWORKS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                                 (Unaudited)


                                                     Three Months Ended    Nine Months Ended
                                                     ------------------    -------------------
                                                     March 31, March 31,   March 31,  March 31,
                                                       2000      1999        2000       1999
                                                     --------  --------    --------   --------
Net revenue                                          $67,310    $29,051    $169,534    $59,902
Cost of revenue                                       31,971     14,235      80,748     29,840
                                                     -------    -------    --------    -------
Gross profit                                          35,339     14,816      88,786     30,062

Operating expenses:
 Research and development                              8,102      4,761      22,781     11,341
 Sales and marketing                                  14,798      7,482      38,180     17,685
 General and administrative                            2,906      1,809       8,204      4,602
                                                     -------    -------    --------    -------
  Total operating expenses                            25,806     14,052      69,165     33,628
                                                     -------    -------    --------    -------
Operating income (loss)                                9,533        764      19,621     (3,566)
Interest and other income (expense), net               4,401        (31)      9,841         63
                                                     -------    -------    --------    -------
Income (loss) before income taxes                     13,934        733      29,462     (3,503)
Provision for income taxes                             4,877        300      10,003      1,000
                                                     -------    -------    --------    -------
Net income (loss)                                    $ 9,057    $   433    $ 19,459    $(4,503)
                                                     =======    =======    ========    =======
Basic net income (loss) per common share             $  0.18    $  0.05       $0.39     $(0.63)
                                                     =======    =======    ========    =======
Diluted net income (loss) per common share           $  0.16    $  0.03       $0.35     $(0.63)
                                                     =======    =======    ========    =======
Weighted average shares outstanding used
in computing basic net income (loss) per
share                                                 51,530      7,923      49,579      7,185
                                                     =======    =======    ========    =======
Weighted average shares outstanding used
in   computing diluted net income (loss)
per share                                             56,792     14,656      55,327      7,185
                                                     =======    =======    ========    =======
Pro forma basic net income (loss) per
 common share                                                   $  0.01                 $(0.12)
                                                                =======                =======
Pro forma diluted net income (loss) per
 common share                                                   $  0.01                 $(0.12)
                                                                =======                =======
Shares used in computing pro forma basic
 net income (loss) per common share                              36,984                 36,246
                                                                =======                =======
Shares used in computing pro forma diluted
 net income (loss) per common share                              43,717                 36,246
                                                                =======                =======

   See accompanying notes to the unaudited condensed consolidated financial statements.

                            EXTREME NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                Nine Months Ended
                                                                              ----------------------
                                                                              March 31,   March 31,
                                                                                2000        1999
                                                                              --------    --------
Operating activities:
 Net income (loss)                                                             $ 19,459     $(4,503)
 Adjustments  to reconcile  net income (loss) to net cash provided by (used for) operating activities:
   Depreciation and amortization                                                  4,853       3,451
  Amortization of deferred stock compensation                                        94         134
  Changes in assets and liabilities:
     Accounts receivable                                                        (22,419)     (3,560)
     Inventories                                                                 (4,494)       (291)
     Other current and noncurrent assets                                        (12,251)       (824)
     Accounts payable                                                            13,759      (3,736)
     Accrued compensation                                                         2,274       2,106
     Accrued warranty                                                             2,397         497
     Deferred revenue                                                            11,414          --
     Other accrued liabilities                                                    3,740       3,279
     Income taxes payable                                                         4,932       1,125
                                                                               --------     -------
 Net cash provided by (used for) operating activities                            23,758      (2,322)
                                                                               --------     -------
Investing activities:
 Capital expenditures                                                           (16,545)     (3,870)
 Purchases / Maturities of investments, net                                     (55,786)      6,673
 Minority investment                                                             (7,651)         --
                                                                               --------     -------
 Net cash provided by (used for) investing activities                           (79,982)      2,803
                                                                               --------     -------
Financing activities:
 Proceeds from issuance of common stock                                         179,923         760
 Proceeds from notes payable                                                         --         783
 Principal payments on notes payable                                                 --        (641)
 Principal payments of capital lease obligations                                 (1,648)       (188)
                                                                               --------     -------
 Net cash provided by financing activities                                      178,275         714
                                                                               --------     -------
Net increase in cash and cash equivalents                                       122,051       1,195
Cash and cash equivalents at beginning of period                                107,143       9,510
                                                                               --------     -------
Cash and cash equivalents at end of period                                     $229,194     $10,705
                                                                               ========     =======

   See accompanying notes to the unaudited condensed consolidated financial statements.

                            EXTREME NETWORKS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

  The condensed consolidated financial statements have been prepared by Extreme Networks, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Extreme Networks, Inc. and its wholly-owned subsidiaries ("Extreme" or collectively, the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2000 and the operating results and cash flows for the nine months ended March 31, 2000 and March 31, 1999. The condensed balance sheet at June 30, 1999 has been derived from audited financial statements as of that date. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended June 30, 1999, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

  The results of operations for the three and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the future quarters or the fiscal year ending June 30, 2000. Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2000 presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

  Extreme was incorporated in California on May 8, 1996 and was reincorporated in Delaware on March 31, 1999. The Company is a leading provider of high-performance, multilayer network switching solutions for the Internet economy. We have not achieved profitability on a fiscal year basis and although our revenue has grown in recent quarters, we cannot be certain that we will realize sufficient revenue to achieve profitability on a fiscal year basis. Extreme incurred net losses of $7.9 million from inception through June 30, 1997, $13.9 million for fiscal 1998 and $1.6 million for fiscal 1999. As of March 31, 2000, we had an accumulated deficit of $4.0 million.

Fiscal Year

  Effective July 1, 1999, Extreme changed its fiscal year from June 30th to a 52/53-week fiscal accounting year. The March 31, 2000 quarter closed on April 2, 2000 and comprised 13 weeks of revenue and expense activity.

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

Inventories

  Inventories consist of raw materials and finished goods and are stated at the lower of cost or market (on a first-in, first-out basis).


Inventories consist of:


                           March 31, 2000  June 30, 1999
                           --------------  -------------
      Raw materials                $5,347         $  700
      Finished goods                1,773          1,926
                                   ------         ------
            Total                  $7,120         $2,626
                                   ======         ======

Concentration of Credit Risk, Product and Significant Customers

  Financial instruments that potentially subject Extreme to concentration of credit risk consist principally of marketable investments and accounts receivable. Extreme has placed its investments with high-credit quality issuers. Extreme will not invest an amount exceeding 10% of the corporation's combined cash, cash equivalent, short-term and long-term investments, in the securities of any one obligor or maker, except for obligations of the United States, obligations of United States agencies and money market accounts. Extreme sells its products primarily to United States corporations in the technology marketplace. Extreme performs ongoing credit evaluations of its customers and generally does not require collateral. To date, credit losses have been immaterial and within management's expectations. Extreme operates solely within one business segment, the development and marketing of switching solutions for the Internet economy. Significant customer concentration is summarized below. No other customer accounts for more than 10% of Extreme's net revenue.

                                             Three Months Ended                Nine Months Ended
                                        -------------------------------  --------------------------------
                                        March 31, 2000   March 31, 1999   March 31, 2000   March 31, 1999
                                        --------------   --------------   --------------   --------------
Customer
    Compaq Computer Corporation                --               16%              11%              19%
    Hitachi Cable                              11%              19%              11%              16%
    Tokyo Electron                             --               19%              --               11%
    Tech Data Corporation                      12%              --               --               --

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

  Extreme's export sales represented 46% and 57% of net revenue in the nine months ended March 31, 2000 and 1999, respectively. All of the export sales to date have been denominated in U.S. dollars and were derived from sales to Europe and Asia.

Net Income (Loss) Per Share

  Basic net income (loss) per share and diluted net income (loss) per share are presented in conformity with Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," for all periods presented. Basic net income (loss) was computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period ended March 31, 2000. Diluted net income (loss) reflects the potential dilution that would occur from any instrument or options, which could result in the issuance of additional common shares.

  In accordance with SFAS No. 128, proforma basic and diluted net income
(loss) per share have been computed using the weighted-average number of shares of common stock outstanding during the period ended March 31, 1999, less shares subject to repurchase for the period ended March 31, 1999. Basic and diluted pro forma net income (loss) per share also gives effect to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

  The following table presents the calculation of basic and diluted and pro forma basic and diluted net income (loss) per common share (unaudited in thousands, except per share data):

                                                                    Three Months Ended   Nine Months Ended
                                                                       March 31,             March 31,
                                                                     2000      1999      2000       1999
                                                                    -------   -------   -------    --------
Net income (loss)                                                   $ 9,057   $   433   $ 19,459   $ (4,503)
                                                                    =======   =======   ========   ========
  Weighted-average shares of common stock outstanding                52,749    11,855     51,431     11,725
  Less: Weighted-average shares subject to repurchase                (1,219)   (3,932)    (1,852)    (4,540)
                                                                    -------   -------   --------   --------
    Weighted-average shares used in computing basic
       net income (loss) per common share                            51,530     7,923     49,579      7,185
                                                                    =======   =======   ========   ========
     Incremental shares using the treasury stock method               5,262     6,733      5,748
                                                                    -------   -------   --------
     Weighted-average shares used in computing diluted
       net income (loss) per common share                            56,792    14,656     55,327      7,185
                                                                    =======   =======   ========   ========
Basic net income (loss) per common share                            $  0.18   $  0.05   $   0.39   $  (0.63)
                                                                    =======   =======   ========   ========
Diluted net income (loss) per common share                          $  0.16   $  0.03   $   0.35   $  (0.63)
                                                                    =======   =======   ========   ========
Pro forma:
   Net loss                                                                   $   433              $ (4,503)
                                                                              =======              ========
   Shares used above                                                            7,923                 7,185
   Pro forma adjustment to reflect weighted effect of
      assumed conversion of convertible preferred stock                        29,061                29,061
                                                                              -------              --------
   Shares used in computing pro forma basic
       net loss per common share (unaudited)                                   36,984                36,246
                                                                              =======              ========
   Shares used in computing pro forma diluted
        net loss per common share (unaudited)                                  43,717                36,246
                                                                              =======              ========
   Pro forma basic and diluted net loss per
        common share (unaudited)                                              $  0.01              $  (0.12)
                                                                              =======              ========

Recently Issued Accounting Standard

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

3. BUSINESS COMBINATIONS AND INVESTMENTS

  On January 18, 2000, the Company acquired certain assets of Del Mar
Solutions, Inc., which the Company refers to as "Del Mar", for a total cost of approximately $2.5 million of which $1.1 million has been paid. The Company accounted for the acquisition using the purchase method of accounting, and incurs charges of approximately $157,000 per quarter related to the amortization of goodwill over the estimated useful life of four years. The entire purchase price was allocated to goodwill and is included in "Other assets" on the accompanying consolidated balance sheets. The Company recorded approximately $104,000 for amortization of goodwill related to this acquisition for the three and nine months ended March 31, 2000.

  The Company made additional investments during the nine months ended March
31, 2000 totaling $7.7 million which are reflected in "Investments" in the accompanying consolidated balance sheets. Equity-method investments totaled $3.7 million. Per the equity-method the revenue and costs of these ventures were not included in the Company's results from operations, however the Company's share of affiliates' losses have been included in other expense from the closing date of the related transactions forward. Pursuant to the terms of these agreements, the Company has certain rights and obligations to acquire the remaining shares of these ventures, under certain conditions for additional consideration. The remaining $4.0 million of investments was accounted for under the cost method.

4. COMMITMENTS

  Extreme had outstanding purchase order commitments for materials of approximately $59.6 million and $26.4 million at March 31, 2000 and June 30, 1999, respectively. Extreme expects these purchase orders to be fulfilled and the related invoices to be paid in fiscal year 2000. Of the $59.6 million outstanding at March 31, 2000, the Company has accrued and expensed approximately $2.0 million of the outstanding purchase order commitments for materials due to obligations to suppliers as of March 31, 2000. This expense is included within cost of revenue for the nine months ended March 31, 2000.

5. INCOME TAXES

  The Company has recorded a tax provision of $10.0 million for the nine months ended March 31, 2000. The provision for income taxes consists primarily of federal taxes, foreign taxes and state income taxes.

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

6. COMPREHENSIVE INCOME (LOSS)

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

   The following are the components of accumulated other comprehensive loss
                                (in thousands):

                                                                   March 31, 2000   June 30, 1999
                                                                   --------------   --------------
 Unrealized loss on investments                                             $(883)           $(112)
 Foreign currency translation adjustments                                      (6)              (6)
                                                                   --------------   --------------
   Accumulated other comprehensive loss                                     $(889)           $(118)
                                                                   ==============   ==============

     The following schedule of other comprehensive loss shows the gross current-period loss and the reclassification adjustment (in thousands):

                                                          Three Months Ended                Nine Months Ended
                                                   -------------------------------   -------------------------------
                                                   March 31, 2000   March 31, 1999   March 31, 2000   March 31, 1999
                                                   --------------   --------------   --------------   --------------
Unrealized loss on investments:
  Unrealized loss on available-for-
    sale securities                                $         (520)  $           --            $(878)  $           --
  Less: reclassification adjustment for
    gain realized in net loss                                  46               --              107               --
                                                   --------------   --------------   --------------   --------------

  Net unrealized loss on investments                         (474)              --             (771)              --
  Foreign currency translation
    adjustments                                               (25)              --               --               --
                                                   --------------   --------------   --------------   --------------

 Other comprehensive loss                          $         (499)  $           --            $(771)  $           --
                                                   ==============   ==============   ==============   ==============

7. SECONDARY PUBLIC OFFERING

  On October 20, 1999, the Company announced the completion of a secondary public offering of approximately 7.5 million shares (including the underwriters' over-allotment provision) of its common stock at a price of $77.00 per share. Of these shares, the Company sold 2,372,708 shares and existing stockholders sold 5,102,292 shares. The Company raised approximately $175 million net of offering costs.

8. SUBSEQUENT EVENT (unaudited)

  In April, 2000 the Company issued fully earned, nonforfeitable, exercisable warrants with a two year life to purchase 1.5 million shares of the Company's common stock with an exercise price of $79 per share to 3Com in consideration of 3Com's selection of Extreme Networks, Inc. as the preferred vendor of next generation core backbone switching products to 3Com's CoreBuilder Product customers. In addition, we have hired approximately 160 sales and marketing personnel from 3Com. The fair value of the warrants was approximately $54.3 million. This amount will be amortized over the useful life of the acquired intangibles, which is estimated to be approximately two years.

Part I. Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  When used in this discussion and elsewhere in this Form 10-Q, the words
"may," "should," "believes," "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the availability and functionality of products under development, product mix, pricing trends, the mix of export sales, sales to significant customers and the availability and cost of products from the Company's suppliers, are subject to risks and uncertainties, including those set forth below under "Factors That May Affect Our Results." Our actual results could differ materially from those projected in these forward-looking statements which could have a material adverse effect on our business, operating results and financial condition. These forward-looking statements speak only as of the date hereof and actual outcomes will be affected by events in the future that we are not able to predict accurately or over which we have no control.

  The following information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1999.

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

                                         Three Months Ended                Nine Months Ended
                                   -------------------------------   -------------------------------
                                   March 31, 2000   March 31, 1999   March 31, 2000   March 31, 1999
                                   --------------   --------------   --------------   --------------
Customer
    Compaq Computer Corporation            --               16%              11%              19%
    Hitachi Cable                          11%              19%              11%              16%
    Tokyo Electron                         --               19%              --               11%
    Tech Data Corporation                  12%              --               --               --

  We market and sell our products primarily through resellers, distributors and, to a lesser extent, OEMs and our field sales organization. We sell our products through more than 200 resellers in 40 countries. In the nine months ended March 31, 2000, sales to customers outside of North America accounted for approximately 46% of our net revenue. Currently, all of our international sales are denominated in U.S. dollars. We generally recognize product revenue at the time of shipment, unless we have future obligations for installation or have to obtain customer acceptance, in which case revenue is deferred until such obligations have been satisfied. We have established a program which, under specified conditions, enables third party resellers to return products to us. The amount of potential product returns is estimated and provided for in the period of the sale. Service revenue is recognized ratably over the term of the contract period, which is typically 12 months.

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

  Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and field service support functions, as well as trade shows and promotional expenses. We intend to pursue sales and marketing campaigns aggressively and therefore expect these expenses to increase significantly in absolute dollars in the future. In particular, we hired approximately 160 sales and marketing personnel subsequent to March 31, 2000. In addition, we expect to substantially expand our field sales operations to support and develop leads for our resellers and distributors, which would also result in an increase in sales and marketing expenses.

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

  During fiscal 1998, in connection with the grant of certain stock options to employees, we recorded deferred stock compensation of $437,000 representing the difference between the exercise price and the deemed fair value of our common stock on the date such stock options were granted. Such amount is included as a reduction of stockholders' equity and is being amortized by charges to operations on a graded vesting method. We recorded amortization of deferred stock compensation expense of approximately $94,000, $172,000 and $68,000 for the nine months ended March 31, 2000 and the years ended June 30, 1999 and 1998, respectively. At March 31, 2000, we had a total of approximately $103,000 remaining to be amortized over the corresponding vesting period of each respective option, generally four years. The amortization expense relates to options awarded to employees in all operating expense categories.

  Despite growing revenues, we have only been profitable for the last five fiscal quarters. Our income has not increased proportionately with the increase in our revenue primarily because of increased expenses relating to our growth in operations. Because of the lengthy sales cycle of our products, there is often a significant delay between the time we incur expenses and the time we realize any related revenue. See "Factors That May Affect Our Results--The Sales Cycle for Extreme's Products is Long and Extreme May Incur Substantial Non-Recoverable Expenses or Devote Significant Resources to Sales that Do Not Occur When Anticipated." To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, our operating results would be adversely affected. See "Factors That May Affect Our Results --A Number of Factors Could Cause Extreme's Quarterly Financial Results to Be Worse Than Expected, Resulting in a Decline in Its Stock Price."

  Subsequent to March 31, 2000 we hired approximately 160 sales and marketing personnel. As a result of this hiring and the expense charges related to the issuance of the warrants we expect to report a loss for at least the next two quarters, and will not return to profitability until we are able to increase revenue substantially above current levels. We expect that the hiring of such personnel will allow us to increase sales, however, we cannot assure you that this will occur.

Results of Operations

  The following table sets forth for the periods indicated certain financial data as a percentage of net revenue:

                                        Three Months Ended    Nine Months Ended
                                        -------------------  -------------------
                                        March 31, March 31,  March 31, March 31,
                                          2000      1999       2000      1999
                                        --------  --------   --------  --------
Net revenue                              100.0%    100.0%     100.0%     100.0%
Cost of revenue                           47.5      49.0       47.6       49.8
                                         ------   ------     ------     ------
Gross profit                              52.5      51.0       52.4       50.2
                                         ------   ------     ------     ------
Operating expenses:
 Research and development                  12.0     16.4       13.5       18.9
 Sales and marketing                       22.0     25.8       22.5       29.5
 General and administrative                 4.3      6.2        4.8        7.7
                                         ------   ------     ------     ------
  Total operating expenses                 38.3     48.4       40.8       56.1
                                         ------   ------     ------     ------
Operating income (loss)                    14.2      2.6       11.6       (5.9)
Other income (expense), net                 6.5     (0.1)       5.8        0.1
                                         ------   ------     ------     ------
Income (loss) before income taxes          20.7      2.5       17.4       (5.8)
Provision for income taxes                  7.2      1.0        5.9        1.7
                                         ------   ------     ------     ------
Net income (loss)                          13.5%     1.5%      11.5%      (7.5)%
                                         ======   ======     ======     ======

  Net revenue. Net revenue increased from $29.1 million for the three months ended March 31, 1999 to $67.3 million for the three months ended March 31, 2000, an increase of $38.2 million. Net revenue increased from $59.9 million for the nine months ended March 31, 1999 to $169.5 million for the nine months ended March 31, 2000, an increase of $109.6 million. Net revenue increased primarily from increased sales of our Summit stackable products and our BlackDiamond modular product family.

  Sales to customers outside of North America accounted for approximately
45% and 66% of our net revenue in the three months ended March 31, 2000 and 1999, respectively. Sales to customers outside of North America accounted for approximately 46% and 57% of our net revenue in the nine months ended March 31, 2000 and 1999, respectively. We expect that export sales will continue to represent a significant portion of net revenue, although we cannot assure you that export sales as a percentage of net revenue will remain at current levels. All sales transactions are denominated in U.S. dollars.

  Gross profit. Gross profit increased from $14.8 million for the three months ended March 31, 1999 to $35.3 million for the three months ended March 31, 2000, an increase of $20.5 million. Gross profit increased from $30.1 million for the nine months ended March 31, 1999 to $88.8 million for the nine months ended March 31, 2000, an increase of $58.7 million, primarily due to the related increase in revenue. Gross margins increased from 51.0% for the three months ended March 31, 1999 to 52.5% for the three months ended March 31, 2000. Gross margins increased from 50.2% for the nine months ended March 31, 1999 to 52.4% for the nine months ended March 31, 2000. The increase in gross margin resulted primarily from a shift in our channel mix from OEMs to resellers, a shift in product mix and improved manufacturing efficiencies, offset in part by lower average selling prices due to primarily increased competition.

  Research and development expenses. Research and development expenses increased from $4.8 million for the three months ended March 31, 1999 to $8.1 million for the three months ended March 31, 2000, an increase of $3.3 million. Research and development expenses increased from $11.3 million for the nine months ended March 31, 1999 to $22.8 million for the nine months ended March 31, 2000, an increase of $11.5 million. The increase was primarily due to nonrecurring engineering and initial product verification expenses and salaries and related personnel expenses due to the hiring of additional engineers.

  Sales and marketing expenses. Sales and marketing expenses increased from $7.5 million for the three months ended March 31, 1999 to $14.8 million for the three months ended March 31, 2000, an increase of $7.3 million. Sales and marketing expenses increased from $17.7 million for the nine months ended March 31, 1999 to $38.2 million for the nine months ended March 31, 2000, an increase of $20.5 million. This increase was primarily due to the hiring of additional sales, marketing and customer support personnel, increased sales commission expenses resulting from higher sales, tradeshow and promotional expenses and the establishment of new sales offices.

  General and administrative expenses. General and administrative expenses increased from $1.8 million for the three months ended March 31, 1999 to $2.9 million for the three months ended March 31, 2000, an increase of $1.1 million. General and administrative expenses increased from $4.6 million for the nine months ended March 31, 1999 to $8.2 million for the nine months ended March 31, 2000, an increase of $3.6 million. This increase was due primarily to the hiring of additional finance, information technology and legal and administrative personnel and increased professional fees.

  Interest and other income (expense), net. Interest and other income
(expense), net increased from $31,000 of expense for the three months ended March 31, 1999 to $4.4 million of income for the three months ended March 31, 2000, an increase of $4.4 million. Interest and other income (expense), net increased from $63,000 of income for the nine months ended March 31, 1999 to $9.8 million of income for the nine months ended March 31, 2000, an increase of $9.8 million. The increase was due to increased interest income earned as a result of the increased amount of cash and cash equivalents, short-term investments and long-term investments from the net proceeds we received from our initial public offering in April 1999 and our secondary public offering in October 1999 and due to decreased interest expense as a result of the payment in full of notes payable and capital lease obligations.

  Provision for income taxes. We incurred significant operating losses for all fiscal years from inception through June 30, 1999. We recorded effective tax rates of approximately 35% and 34% for the three and nine months ended March 31, 2000, respectively. The provision for income taxes consists primarily of federal taxes, foreign taxes and state income taxes. Our effective tax rate is lower than the combined federal and state statutory rates primarily due to the utilization of net operating loss carryforwards and other credit carryforwards offset by the impact of foreign taxes. FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets as the future realization of the tax benefit is not sufficiently assured. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

  At March 31, 2000, we had $229.2 million in cash and cash equivalents, $1.3 million in short-term investments and $93.9 million in long-term investments. We have primarily financed our operations through the sale of equity securities. We completed our initial public offering of approximately 8 million common shares (including the underwriters' over-allotment provision) in April 1999 and raised approximately $125.3 million net of offering costs. On October 20, 1999, we completed our secondary offering of approximately 7.5 million shares (including the underwriters' over-allotment provision) of its common stock at a price of $77.00 per share. Of these shares, the Company sold 2,372,708 shares and existing stockholders sold 5,102,292 shares. The Company raised approximately $175 million net of offering costs.

  Cash provided by operating activities was $23.8 million for the nine months ended March 31, 2000, as compared to cash used for operating activities of $2.3 million for the nine months ended March 31, 1999. The increase was primarily due to an increase in net income, increases in deferred revenue, accounts payable, depreciation and accrued warranty, offset by increases in accounts receivable, inventories, other current and noncurrent assets and other accrued liabilities. We expect that accounts receivable will continue to increase to the extent our revenues continue to rise. Any such increase can be expected to reduce cash, cash equivalents, short-term investments and long-term investments.

  Investing activities used cash of $80.0 million for the nine months ended March 31, 2000 due to capital expenditures of $16.5 million, net purchases of investments of $55.8 million and minority investment of $7.7 million. Investing activities provided cash of $2.8 million for the nine months ended March 31, 1999 due to net maturities of investments of $6.7 million offset by capital expenditures of $3.9 million.

  Financing activities provided cash of $178.3 million for the nine months ended March 31, 2000, arising primarily from proceeds from the issuance and sale of common stock, partially offset by principal payments on capital lease obligations. Financing activities provided cash of $1.0 million for the nine months March 31, 1999, primarily from the issuance and sale of stock and proceeds from notes payable, partially offset by principal payments on notes payable and capital lease obligations.

  We have a revolving line of credit for $0.5 million with Silicon Valley
Bank and a $2.0 million capital equipment line with Comdisco, Inc. As of March 31, 2000, there were no outstanding borrowings under these facilities.

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

Year 2000 Compliance

  The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products or services of third parties. The Company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 issues that may arise are addressed promptly.

Factors That May Affect Our Results

Extreme Has a General History of Losses, and Limited History of Profitability and Cannot Assure You that it Will Continue to Achieve Profitability

  We have not achieved profitability on a fiscal year basis and although our revenue has grown in recent quarters, we cannot be certain that we will realize sufficient revenue to achieve profitability on a fiscal year basis. As of March 31, 2000, we had an accumulated deficit of $4.0 million. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate significantly higher revenue to sustain profitability. Although our revenues have grown in recent quarters and we have recently achieved quarterly profitability, we cannot be certain that we will continue to realize sufficient revenue to sustain profitability.

  In particular, our recent extraordinary hiring will substantially increase expenses and we will not be able to achieve profitability until we are able to substantially increase revenue. We expect that the hiring of such personnel will allow us to increase sales, however, we cannot assure you that this will occur.

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

  Our quarterly revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

* fluctuations in demand for our products and services, including seasonality, particularly in Asia and Europe;

* unexpected product returns or the cancellation or rescheduling of significant orders;

* our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

* announcements and new product introductions by our competitors;

* our ability to develop and support customer relationships with Service providers and other potential large customers;

* our ability to achieve required cost reductions;

* our ability to obtain sufficient supplies of sole or limited sourced components for our products;

* unfavorable changes in the prices of the components we purchase;

* our ability to attain and maintain production volumes and quality levels for our products;

* the mix of products sold and the mix of distribution channels through which they are sold; and

* costs relating to possible acquisitions and integration of technologies or businesses.

  Due to the foregoing factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.

Intense Competition in the Market for Networking Equipment Could Prevent Extreme From Increasing Revenue and Prevent Extreme From Sustaining Profitability

  The market for internet switches is intensely competitive. Our principal competitors include Cabletron Systems, Cisco Systems, Foundry Networks, Lucent Technologies and Nortel Networks. Many of our current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger installed customer bases, than we do. These competitors may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete.

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

  When we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. These actions could materially adversely affect our operating results by unexpectedly decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. The market for switching products is evolving and we believe our ability to compete successfully in this market is dependent upon the continued compatibility and interoperability of our products with products and architectures offered by other vendors. In particular, the networking industry has been characterized by the successive introduction of new technologies or standards that have dramatically reduced the price and increased the performance of switching equipment. To remain competitive we need to introduce products in a timely manner that incorporate or are compatible with these new technologies as they emerge. For example, this fiscal year we introduced a new generation chipset which was incorporated in a new product family which began shipping in the quarter ended March 31, 2000. We cannot assure you that these new products will be commercially successful. We have experienced delays in releasing new products and product enhancements in the past which delayed sales and resulted in lower quarterly revenue than anticipated. We may experience similar delays in product development in the future and any delay in product introduction could adversely affect our ability to compete and cause our operating results to be below our expectations or the expectations of public market analysts or investors.

Continued Rapid Growth Will Strain Extreme's Operations and Will Require Extreme to Incur Costs to Upgrade Its Infrastructure

  Since the introduction of our product line, we have experienced a period of rapid growth and expansion which has placed, and continues to place, a significant strain on our resources. Unless we manage such growth effectively, we may make mistakes in operating our business such as inaccurate sales forecasting, incorrect material planning or inaccurate financial reporting, which may result in unanticipated fluctuations in our operating results. Our net revenue increased significantly during the last year, and from March 31, 1999 to March 31, 2000, the number of our employees increased from 193 to 404. We expect our anticipated growth and expansion to strain our management, operational and financial resources. Our management team has had limited experience managing such rapidly growing companies on a public or private basis. To accommodate this anticipated growth, we will be required to:

* improve existing and implement new operational, information and financial systems, procedures and controls;

* hire, train and manage additional qualified personnel, including in the near future sales and marketing personnel; and

* effectively manage multiple relationships with our customers, suppliers and other third parties.

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

Because Substantially All of Extreme's Revenue is Derived From Sales of Two Product Families, Extreme is Dependent on Widespread Market Acceptance of These Products; Future Performance will Depend on the Introduction and Acceptance of New Products

  We currently derive substantially all of our revenue from sales of our Summit and BlackDiamond product families. We expect that revenue from these product families will account for a substantial portion of our revenue for the foreseeable future. Accordingly, widespread market acceptance of our product families is critical to our future success. Factors that may affect the market acceptance of our products include market acceptance of switching products, and Gigabit Ethernet and Layer 3 switching technologies in particular in the enterprise, service provider and content provider markets, the performance, price and total cost of ownership of our products, the availability and price of competing products and technologies, and the success and development of our resellers, OEMs and field sales channels. Many of these factors are beyond our control. Our future performance will also depend on the successful development, introduction and market acceptance of new and enhanced products that address customer requirements in a cost-effective manner. We are developing products which we expect to introduce this fiscal year which are based on a new chip set. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. We have in the past experienced delays in product development and such delays may occur in the future. Therefore, to the extent customers defer or cancel orders in the expectation of any new product release, any delay in development or introduction could cause our operating results to suffer. Failure of our existing or future products to maintain and achieve widespread levels of market acceptance may significantly impair our revenue growth.

If a Key Reseller, OEM or Other Significant Customer Cancels or Delays a Large Purchase, Extreme's Revenues May Decline and the Price of Its Stock May Fall

  To date, a limited number of resellers, OEMs and other customers have accounted for a significant portion of our revenue. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected. For the nine months ended March 31, 1999, Compaq Computer Corporation ("Compaq"), Hitachi Cable and Tokyo Electron accounted for 19%, 16% and 11% of our net revenue, respectively, and for the nine months ended March 31, 2000, Compaq and Hitachi Cable accounted for 11% and 11% of our net revenue, respectively. Compaq is both an OEM and an end-user customer. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, a substantial reduction or delay in sales of our products to, or the loss of any significant reseller, OEM or other customer, or unexpected returns from resellers could harm our business, operating results and financial condition. Although our largest customers may vary from period-to-period, we anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a small number of customers, particularly in light of the high sales price per unit of our products and the length of our sales cycles.

  While our financial performance depends on large orders from a few key resellers, OEMs and other significant customers, we do not have binding commitments from any of them. For example:

* our service provider and enterprise network customers can stop purchasing and our resellers and OEMs can stop marketing our products at any time;

* our reseller agreements generally are not exclusive and are for one year terms, with no obligation of the resellers to renew the agreements;

* our reseller agreements provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period; and

* our reseller and OEM agreements generally do not require minimum purchases.

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

Extreme Purchases Several Key Components for Products From Single or Limited Sources and Could Lose Sales if These Sources Fail to Fill Its Needs

  We currently purchase several key components used in the manufacture of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. Certain components such as gigabit interface converter transceivers, or GBICs, have been and may in the future be in short supply. While we have been able to meet our needs to date, we have in the past and are likely in the future to encounter shortages and delays in obtaining these or other components in the future which could materially adversely affect our ability to meet customer orders. Our principal sole sourced components include:

* ASICs;

* microprocessors;

* programmable integrated circuits;

* selected other integrated circuits;

* cables; and

* custom-tooled sheet metal.

  Our principal limited sourced components include:

* flash memories;

* dynamic and static random access memories, commonly known as DRAMs and SRAMs, respectively; and

* printed circuit boards.

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

  We rely on third party manufacturing vendors to manufacture our products.
We currently subcontract substantially all of our manufacturing to two companies--Flextronics International, Ltd., located in San Jose, California and MCMS, Inc., located in Boise, Idaho. We have experienced a delay in product shipments from a contract manufacturer in the past, which in turn delayed product shipments to our customers. We may in the future experience similar or other problems, such as inferior quality and insufficient quantity of product, any of which could materially adversely affect our business and operating results. There can be no assurance that we will effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. We intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the loss of either of our contract manufacturers would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and would have a material adverse effect on our business, operating results and financial condition.

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

Extreme Depends Upon International Sales for Much of Its Revenue and Extreme's Ability to Sustain and Increase Its International Sales Depends on Successfully Expanding Its International Operations

  Our ability to grow will depend in part on the expansion of international sales and operations which have and are expected to constitute a significant portion of our sales. Sales to customers outside of North America accounted for approximately 46% and 57% of our net revenue in the nine months ended March 31, 2000 and 1999, respectively. Our international sales primarily depend on our resellers and OEMs. The failure of our resellers and OEMs to sell our products internationally would limit our ability to sustain and grow our revenue. In addition, there are a number of risks arising from our international business, including:

* longer accounts receivable collection cycles;

* difficulties in managing operations across disparate geographic areas;

* difficulties associated with enforcing agreements through foreign legal systems;

* payment of operating expenses in local currencies, which subjects us to risks of currency fluctuations;

* import or export licensing requirements;

* potential adverse tax consequences; and

* unexpected changes in regulatory requirements.

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

Extreme May Engage in Future Acquisitions that Dilute the Ownership Interests of Our Stockholders, Cause Us to Incur Debt and Assume Contingent Liabilities

  As part of our business strategy, we review acquisition and strategic investment prospects that would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. We are reviewing investments in new businesses and we expect to make investments in and acquire businesses, products or technologies in the future. In the event of any future acquisitions, we could:

* issue equity securities which would dilute current stockholders' percentage ownership;

* incur substantial debt; or

* assume contingent liabilities.

  These actions by us could materially adversely affect our operating results and/or the price of our common stock. Acquisitions and investment activities also entail numerous risks, including:

* difficulties in the assimilation of acquired operations, technologies or products;

* unanticipated costs associated with the acquisition or investment transaction;

* diversion of management's attention from other business concerns;

* adverse effects on existing business relationships with suppliers and customers;

* risks associated with entering markets in which we have n

* or limited prior experience; and

* potential loss of key employees of acquired organizations.

  We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could materially adversely affect our business, operating results and financial condition.

Extreme May Need Additional Capital to Fund Its Future Operations And, If It Is Not Available When Needed, Extreme May Need to Reduce Its Planned Development and Marketing Efforts, Which May Reduce Its Revenues and Prevent Extreme From Achieving Profitability

  We believe that our existing working capital, proceeds from the initial public offering in April 1999, proceeds from the secondary offering in October 1999 and cash available from credit facilities and future operations will enable us to meet our working capital requirements for at least the next 12 months. However, if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we may need additional capital. The development and marketing of new products and the expansion of reseller and distribution channels and associated support personnel is expected to require a significant commitment of resources. In addition, if the market for Layer 3 switches were to develop more slowly than anticipated or if we fail to establish significant market share and achieve a meaningful level of revenues, we may continue to utilize significant amounts of capital. As a result, we could be required to raise substantial additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, such securities may have rights, preferences and privileges senior to holders of common stock and the term of such debt could impose restrictions on our operations. We cannot assure you that such additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which would harm our business, financial condition and operating results.

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

* potential warranty or other claims from our customers;

* systems we use to run our business;

* systems used by our suppliers; and

* the potential reduced spending by other companies on networking solutions as a result of significant information systems spending on year 2000 remediation.

Provisions in Extreme's Charter or Agreements May Delay or Prevent a Change of Control

  Provisions in our certificate of incorporation and bylaws may delay or prevent a change of control or changes in our management. These provisions include:

* the division of the board of directors into three separate classes;

* the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

* the ability of the board of directors to alter our bylaws without getting stockholder approval; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents, short-term investments and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2000. This table does not include money market funds because those funds are not subject to market risk.


                                                                                 Maturing in
                                                      -------------------------------------------------------------
                                                      Three months   Three months  Greater than             Fair
                                                        or less       to one year    one year   Total      Value
                                                      ------------   -------------   --------  -------    ---------
                                                                              (In thousands)
Included in cash and cash equivalents...............      $173,957                             $173,957   $173,957
 Weighted average interest rate.....................          6.00%
Included in short-term investments..................      $  1,314                             $  1,314   $  1,314
 Weighted average interest rate.....................          6.00%
Included in investments ............................      $    302      $47,790       $38,128  $ 86,220   $ 86,220
 Weighted average interest rate ....................          6.03%        6.60%         6.67%

Exchange Rate Sensitivity

  Currently, the majority of our sales and expenses are denominated in U.S. dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the nine months ended March 31, 2000 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date, however, we may do so in the future.

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

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

27 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements)

(b) Reports on Form 8-K

  No reports on Form 8-K were filed by the Company during the three months ended March 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                EXTREME NETWORKS, INC.
                                (Registrant)


                                /s/ VITO PALERMO
                                -------------------------------
                                VITO PALERMO
                                Vice President, Chief Financial
                                Officer And Secretary

                                May 16, 2000