Form 10-K
period 2000-07-02
EXTREME NETWORKS INC
filed 2000-09-29
CIK 1078271

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                   Form 10-K
                                ----------------


   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 2, 2000

                                       OR

       [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from        to          .

                        Commission file number 333-71921

                             Extreme Networks, Inc.
             (Exact name of Registrant as specified in its charter)



           Delaware                                              77-0430270
(State or other jurisdiction of                     (I.R.S. Employer Identification No.)
 incorporation or organization)


          3585 Monroe Street                                       95051
         Santa Clara, California                                 (Zip Code)
(Address of principal executive offices)


      Registrant's telephone number, including area code: (408) 579-2800

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common stock, $.001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $9,892,125,000 as of September 15, 2000, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

     109,912,500 shares of the Registrant's Common stock, $.001 par value, were outstanding September 15, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Items 10 (as to directors), 11,12 and 13 of Part III incorporate by reference information from the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2000 Annual Meeting of Stockholders.

================================================================================

                            EXTREME NETWORKS, INC.
                                   FORM 10-K
                                     INDEX


                                                                                           Page
                                                                                           ----
                                     PART I

Item 1. Business                                                                             3

Item 2. Properties                                                                          14

Item 3. Legal Proceedings                                                                   14

Item 4. Submission of Matters to a Vote of Security holders                                 14

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder
         Matters                                                                            16

Item 6.  Selected Consolidated Financial Data                                               16

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                          17

Item7A.  Quantitative and Qualitative  Disclosures About Market Risk                        30

Item 8.  Financial Statements and Supplementary Data                                        32

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                               49

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                                 49

Item 11. Executive Compensation                                                             49

Item 12. Security Ownership of Certain Beneficial Owners and Management                     50

Item 13. Certain Relationships and Related Transactions                                     50

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                    50

SIGNATURES                                                                                  53

                                    PART I

Item 1. Business.

    When used in this Report, the words "may," "should," "believes," "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the availability and functionality of products under development, product mix, pricing trends, the mix of export sales, sales to significant customers and the availability and cost of products from the Company's suppliers, are subject to risks and uncertainties, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Our Results." Our actual results could differ materially from those projected in these forward-looking statements which could have a material adverse effect on our business, operating results and financial condition. These forward-looking statements speak only as of the date hereof and there may be events in the future that we are not able to predict accurately or over which we have no control.

Overview

     Extreme Networks, Inc. ("Extreme" or "the Company") is a leading provider of broadband ethernet networking solutions for the Internet economy. The key advantages of our ethernet switching solutions are increased performance, the ability to easily grow, or "scale," in size as customer needs change, flexible allocation of network resources, ease of use and lower cost of ownership. These advantages are obtained through the use of custom semiconductors, known as ASICs, in our products and through designs that are common and uniform across our product line. The routing of network traffic, a function referred to as Layer 3 switching, is done primarily with ASICs in our products, and consequently, is faster than the software implementations used in many competing products. Traditional Layer 3 products rely primarily on software which can slow traffic speeds below those which could otherwise be achieved and result in message packets being lost when network traffic is high. Our products incorporate an ASIC-based, wire-speed architecture and are designed to avoid the loss of message packets in the switch, or "non-blocking." As a result, our products are less expensive than software-based routers, yet offer improved performance throughout the network.

Industry Background

     Businesses and other organizations have become increasingly dependent on the internet as their central communications infrastructure to provide connectivity for internal and external communications. New mission-critical computing applications, such as enterprise resource planning, large enterprise databases and sophisticated on-line connections with vendors, as well as the increased use of traditional applications, such as e-mail, require significant information technology resources. The emergence of the desktop browser as a user interface has enabled bandwidth-intensive applications that contain voice, video and graphics to be used extensively through intranets and externally through extranets. These new applications, combined with the growth in business-to-business e-commerce and other on-line transactions, mobile communications and application service providers for example, are further burdening the network infrastructure.

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

     Early LANs supported limited numbers of users and used a variety of protocols to organize the transmission of data, including Ethernet, Token Ring or AppleTalk technologies. As the number of users and the amount of traffic on a network grew, network performance began to decline. In this shared environment, each desktop received and was burdened by the communication of every other desktop. The need to improve network performance was initially addressed by adding network devices known as bridges or hubs that separated the entire LAN into smaller workgroups. This arrangement was effective in supporting the traditional client/server environment where the majority of traffic remained within the workgroup. As applications became more bandwidth-intensive and users increasingly communicated outside of their workgroup, bridges and hubs were unable to process this traffic effectively. To mitigate this problem, Layer 2 switches were developed to provide a dedicated link for each desktop and eliminate the unnecessary flow of information to every desktop. In addition to the evolution of new devices, the need for increased backbone speeds led to the development of new and faster technologies such as FDDI, Fast Ethernet and ATM. However, each of these technologies employs different protocols, further complicating the LAN by requiring software-based routers that use expensive CPUs and software tables to route this multi-protocol traffic. Today, it is not uncommon to find multiple protocols and devices across the enterprise network.

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

Opportunity for Next Generation Switching Solutions

     The emergence of several technology trends is enabling a new generation of networking equipment that can meet the four scalability dimensions of today's enterprise ISPs and metropolitan area networks by accommodating new unpredictable traffic patterns and bandwidth-intensive, mission-critical applications. First, while many new and different technologies have been deployed in existing LANs, Ethernet has become the predominant LAN technology, with over 97% of the market in 1999 and total shipments of over 490 million ports from 1991 to 1999, according to the Dell'Oro Group. Ethernet has evolved from the original 10 Mbps Ethernet to 100 Mbps Fast Ethernet and, in 1998, to 1,000 Mbps Gigabit Ethernet. Today, Gigabit ethernet and 10 gigabit ethernet represent a viable network backbone protocol, enabling broadband connections to be aggregated for network backbone transport across the metropolitan core. Second, growth of the Internet and the subsequent development of application based on Internet technologies have increased the use of the Internet Protocol.

     With the wide acceptance of Ethernet and Internet Protocol-based technologies, the need to support a multi-protocol environment is diminished. As a result, the simplified routing functionality can be embedded in application specific integrated circuits, or ASICs, instead of in the software and CPUs used in multi-protocol software-based routers. The resulting device, called a Layer 3 switch, functions as a less expensive and significantly faster hardware-based router. Layer 3 switches can operate at multi-gigabit speeds and, as hardware routers, can support large networks. However, most Layer 3 switches still block traffic in high utilization scenarios and can only support standards-based traffic prioritization quality of service. While Layer 3 switching dramatically increases network performance, many of today's offerings fail to realize the potential of this technology because of the use of inconsistent hardware, software and management architectures.

     To effectively address the needs of today's enterprise ISPs and metro area networks, customers need a solution that is easy to use and implement an can scale in terms of speed, bandwidth, network size and quality of service. Layer 3 switching represents the next critical step in addressing these requirements. However, customers need a Layer 3 solution that provides sufficient bandwidth to support unpredictable traffic spikes without impacting all other users connected to the network. In addition, customers require a quality of service solution that supports industry-standard prioritization and enables network administrators to offer quality of service that maps business processes and network policies. Finally, to simplify their networks, customers need a family of interoperable devices that utilize a consistent hardware, software and management architecture. Through an integrated family of products, network managers can effectively deploy the solution at any point in the network and follow a migration path to a network implemented with a consistent architecture from end-to-end.

The Extreme Networks Solution

     Extreme provides broadband ethernet networking solutions that meet the requirements of enterprise,ISPs and Metropolitan Area Networks by providing increased performance, scalability, policy-based quality of service, ease of use and lower cost of ownership. Our products share a common ASIC, software and network management architecture that enables Layer 3 switching at wire speed in each major area of the network. In addition, these products can be utilized by ISPs and content providers for their web-hosting and server co-location operations. Because our products are based on industry standard routing and network management protocols, they are interoperable with existing network infrastructures. We offer policy-based quality of service that controls the delivery of network traffic according to pre-set policies that specify priority and bandwidth limits. All of our switches allow the switch to be managed from any browser-equipped desktop.

     The key benefits of Extreme's solutions are:

     High performance. Our products provide Broadband and IP services Ethernet together with the non-blocking, wire-speed routing of our ASIC-based Layer 3 switching. Using our products, customers can achieve forwarding rates that are up to 100 times faster than with software-based routers.

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

     Scalability. Our solutions offer customers the speed and bandwidth they need today with the capability to scale their networks to support demanding applications in the future without the burden of additional training or software or system complexity. Customers who purchase our products can upgrade them to advanced Layer 3 and Layer 4-7 capability because this functionality is built into our ASICs.

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

The Extreme Networks Strategy

     Extreme's objective is to be the leading supplier of end-to-end network solutions. The key elements of our strategy include:

     Provide easy to use, high-performance, cost-effective switching solutions. We offer customers easy to use, powerful, cost-effective switching solutions that meet the specific demands of switching environments in enterprise LANs, ISPs and content providers. Our products provide customers with 1,000 Mbps Gigabit Ethernet and the wire speed, non-blocking routing capabilities of ASIC-based Layer 3 switching. We intend to capitalize on our expertise in Ethernet, Internet protocol ("IP") and switching technologies to develop new products based on our common architecture that meet the future requirements of enterprise LANs, ISPs and content providers. These products will offer higher performance with more advanced functionality and features while continuing to reduce total cost of ownership for our customers.

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

     Extend switching technology leadership. Our technological leadership is based on our custom ASICs and software and includes our wire-speed, Layer 3 switching, policy-based quality of service, routing protocols and ExtremeWare software. We intend to invest our engineering resources in ASIC and other development areas and provide leading edge technologies to increase the performance and functionality of our products. We also intend to maintain our active role in industry standards committees such as IEEE and IETF.

     Leverage and expand multiple distribution channels. We distribute our products primarily through resellers and selected OEMs and through our field sales team. To quickly reach a broad, worldwide audience, we have more than 250 resellers in 50 countries, including regional networking system resellers, network integrators and wholesale distributors, and have established relationships with select OEMs. We maintain a field sales force primarily to support our resellers and to focus on select strategic and large accounts. We intend to increase the size of our reseller programs and are developing two tier distribution channels in some regions. To complement and support our domestic and international reseller and OEM channels, we expect to increase our worldwide field sales force.

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

Products

     Extreme provides broadband networking solutions that meet the requirements of enterprise, ISPs and IP carrier and Metropolitan Area Networks by providing increased performance, scalability, policy-based quality of service, ease of use and lower cost of ownership. Our Summit, BlackDiamond and Alpine switches share a common ASIC, software and management architecture that facilitates a relatively short product design and development cycle, thereby reducing the time-to-market for new products and features. This common architecture enables customers to build a broadband networking solution that has consistent functionality, performance and management. The common architecture and end-to-end functionality of our products also reduces the cost and complexity of network administration and management.

     The following table identifies our principal hardware and software products:

    Product name                                                   Product name
      and date of                                                  and date of
    first shipment   Configuration / Description                 first shipment   Configuration / Description
The Summit Stackable product family                         The BlackDiamond Modular Chassis
-----------------------------------                         --------------------------------
Summit-based products:                                       BlackDiamond 6808         Up to 576 10/100 Mbps
  Summit4                  16 10/100 Mbps                       September 1998         Ethernet ports or 96
    March 1998             Ethernet ports and                                          Gigabit Ethernet ports in
                           6 Gigabit Ethernet ports                                    one chassis

   Summit24                24 10/100 Mbps                                              10 slots to accommodate
    November 1998          Ethernet ports                                              a variety of up to 8 connectivity
                           and                                                         modules and 1 or 2 management
                           1 Gigabit Ethernet ports                                    modules

  Summit48                 48 10/100 Mbps                   The Alpine Chassis
    April 1998             Ethernet ports and               ------------------
                           2 Gigabit Ethernet ports           Alpine 3808              Up to 256 10/100 Mbps
                                                                 April 2000            Ethernet ports or 32
                                                                                       Gigabit Ethernet ports in
                                                                                       one chassis
Inferno-based products:

  Summit1i                  8 Gigabit Ethernet ports                                   9 slots to accommodate
    September 2000                                                                     a variety of up to 8 connectivity
                                                                                       modules and 1 management
                                                                                       module
  Summit5i                 16 Gigabit Ethernet ports
    September 2000

  Summit7i                 32 Gigabit Ethernet ports          Software
    December 1999                                             --------
                                                               ExtremeWare             Software suite that has standard
                                                                September 1997         protocols, web-based
                                                                                       configuration and Policy-Based
                                                                                       Quality of Service

                                                               ExtremeWare Enterprise  An integrated management
                                                                Manager                application suite that protects
                                                                August 1998            the delivery of provisioned
                                                                                       services and applications


     Summit Stackable Products

     Products in the Summit family of switches are designed to meet the demanding requirements emerging in intranet and Internet applications. All Summit switches share a common non-blocking switch architecture that provides scalability in four areas: speed, bandwidth, network size and quality of service
(QoS). The Summit product family supports a range of gigabit and 10/100 Mbps aggregation for enterprise desktops and servers, large Internet data centers, and broadband points of presence ("POP") in metropolitan area networks and multi-tenant buildings.

     The enterprise desktop is the portion of the network where individual end-user workstations are connected to a hub or switch. In this shared environment, each desktop in the workgroup receives and is burdened by the communication of every other desktop in the workgroup. As applications have become more bandwidth intensive and as user traffic has migrated outside the workgroup via the Internet or an intranet or extranet, the hubs are unable to effectively process this traffic, resulting in diminished desktop performance. Replacing the hub with a Layer 3 switch alleviates this problem by providing a dedicated link for each desktop and eliminating unnecessary broadcasts of information to every desktop in the workgroup. Enterprise desktop switching provides the desktop with features typically found only at the network core, such as redundancy, greater speed and the ability to aggregate multiple switch ports into a single high-bandwidth connection. Extreme became an industry leader in Layer 3 switching for the desktop with the introduction of our Summit48 and Summit24 desktop switching products. The Summit48 addresses high-density enterprise desktop connections. This switch features a non-blocking architecture to avoid the loss of data packets. The Summit24, with half the number of ports of the Summit48, is targeted at local wiring closets with moderately dense desktop connections.

     Servers run the applications and store the data needed by all network end-users. The traditional network architecture has been shifting toward more centralized server clusters, or server farms, which require the physical deployment of multiple servers in a single central data center. This new architecture is easier to manage and can be configured in a redundant fashion, thereby reducing the risk of system failure. Additionally, remote offices and telecommuters can access the same server-based data as desktop users, increasing the flexibility of the network to support users wherever they may be located. As more people access the network and as server requests increasingly involve more bandwidth-intensive applications, network traffic to and from servers has increased dramatically, causing bandwidth to be consumed by traffic. Servers also communicate with each other, creating a high volume of server-to-server traffic within the server farm. Recent technology developments allow enterprises to install network interface cards that enable connections using Gigabit Ethernet or the aggregation of multiple 100 Mbps ports on a single card. This development increases the communication speed of the servers. In turn, these servers have created the need for switches that can support their higher server-to-server and server-to-end-user communications speeds. Our Summit4 product addresses server switching constraints by providing switched Gigabit Ethernet and multiple 100 Mbps links to the servers, thereby delivering sufficient bandwidth between servers and to clients on attached segments. In server farms and data centers, the Summit7i maximizes server availability and performance by combining server load-balancing with wire-speed switching.

     As metropolitan area networks evolve to handle more data rather than voice, the POP must also progress from serving as a simple transport device to an application services tool. Today's broadband POPs are moving closer to the customer and need to offer services density and scalability without re-engineering discreet narrowband technologies. There is a growing need for consistent scalable services in the multi-tenant market, which according to Cahner's InStat Group will reach $2 billion by 2004. The new Summit1i and Summit5i Gigabit Ethernet switching systems eliminate the limitations associated with multiple narrowband aggregation technologies traditionally used in metropolitan POPs.

     BlackDiamond Modular Chassis

     The BlackDiamond modular chassis delivers scalability, redundancy and high reliability for core switching in high-density Ethernet/IP enterprise and service provider networks. The BlackDiamond switch includes the fault-tolerant features associated with mission-critical enterprise-class Layer 3 switching, including redundant system management and switch fabric modules, hot-swappable modules and chassis components, load-sharing power supplies and management modules, up to eight 10 Mbps, 100 Mbps, or 1,000 Mbps aggregated links, dual software images and system configurations, spanning tree and multipath routing, and redundant router protocols for enhanced system reliability.

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

     Alpine Chassis

     The Alpine 3808 chassis switch provides a simpler, more resilient broadband infrastructure for metropolitan area networks ("MANs"), service provider data centers, multi-tenant buildings and enterprise wiring closets. The Alpine 3808 is the industry's first broadband provisioning switch based on Ethernet and IP that enables MANs and carriers to deliver more infrastructure bandwidth, slice and dice that bandwidth for optimal usage, and guarantee fixed latency for delay-sensitive services such as video and voice.

     ExtremeWare

     The ExtremeWare software suite combines industry-standard protocols to provide interoperability with legacy switches and routers, plus Policy-Based Quality of Service (QoS) for bandwidth management and traffic prioritization in today's networks. With ExtremeWare, QoS policies are easy to define and assign to traffic groups. The range of QoS profiles includes minimum bandwidth, maximum bandwidth and relative priority. These QoS profiles are key to optimizing bandwidth management effectiveness. Our policy-based quality of service also enables network managers to define numerous levels of control, or policies, that determine the amount of bandwidth available to a group of users or network devices at a given time.

     ExtremeWare Enterprise Manager

     ExtremeWare Enterprise Manager is a value-added application suite that makes it easier to perform configuration, troubleshooting and status monitoring, and deploy multi-vendor policy-based management. ExtremeWare Enterprise Manager offers a comprehensive set of network management tools that are easy to use from a workstation with a Java-enabled web browser. ExtremeWare Enterprise Manager simplifies the task of managing and configuring groups of our switches. With ExtremeWare Enterprise Manager, an entire network of our switches can be managed from a single management console using a standard web browser.

     ExtremeWare ServiceWatch

     In August 2000 Extreme announced ExtremeWare ServiceWatch. This software is designed to help businesses avoid costly downtime and help to ensure that network services remain up and performing at peak levels. Just like the telephone dial tone that indicates the availability and quality of voice services, ServiceWatch delivers application dial tone to facilitate "always-on" Layer 7 network services. It monitors and manages the response time of mission-critical services such as e-mail, e-commerce and filer transfer activities. If response time starts to degrade, ServiceWatch can be configured to notify the network manager to take corrective action before a problem occurs. ServiceWatch is also used as a bandwidth-capacity planning tool and can help track ISP service level agreements (SLAs) using historical reporting and graphing of service availability and response time.

Sales, Marketing and Distribution

     Extreme's sales and marketing strategy is focused on domestic and international resellers, distributors, OEMs and field sales.

     Resellers. We have entered into agreements to sell our products through more than 250 resellers in 50 countries. Our resellers include regional networking system resellers, resellers who focus on specific vertical markets, network integrators and wholesale distributors. We provide training and support to our resellers and our resellers generally provide the first level of support to end users of our products. We intend to increase the number of our reseller relationships, to target vertical markets and support a two-tier distribution channel.

     OEMs. We have established several key OEM relationships with leaders in the telecommunications, personal computer and computer networking industries. We intend to maintain a limited number of relationships with key strategic OEMs who may offer products or distribution channels that compliment ours. Each of our OEMs resells our products under its own name. We believe that our OEM relationships enhance our ability to sell and provide support to large organizations because certain end-user organizations may prefer to do business with very large suppliers. We anticipate that OEM sales will decline as a percentage of net revenue as we expand our reseller and fields sales efforts.

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

     As of June 30, 2000, Extreme's worldwide sales and marketing organization included 376 individuals, including managers, sales representatives, and technical and administrative support personnel. We have domestic sales offices located in major metropolitan areas in Arizona, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Illinois, Kansas, Massachusetts, Maryland, Michigan, North Carolina, New Jersey, New York, Ohio, Oregon, Pennsylvania, Texas, Washington and Wisconsin. In addition, we have international sales offices located in Argentina, Australia, Brazil, Chile, Columbia, France, Germany, Hong Kong, Italy, Japan, Korea, The Netherlands, Sweden and United Kingdom.

International sales

     We believe that there is a strong international market for our switching products. Our international sales are conducted primarily through our overseas offices and foreign resellers. Sales to customers outside of North America accounted for approximately 45% of our net revenue in fiscal 2000.

Marketing

     We have a number of marketing programs to support the sale and distribution of our products and to inform existing and potential customers and our resellers, distributors and OEMs about the capabilities and benefits of our products. Our marketing efforts include participation in industry tradeshows, technical conferences and technology seminars, preparation of competitive analyses, sales training, publication of technical and educational articles in industry journals, maintenance of our web site, advertising and public relations. In addition, we have begun to develop an e-commerce business directed at resellers. We also participate in third-party, independent product tests.

Customer Support and Service

     Our customer service and support organization maintains and supports products sold by our field sales force to end users, and provides technical support to our resellers and OEMs. Generally, our resellers and OEMs provide installation, maintenance and support services to their customers and we assist our resellers and OEMs in providing such support.

     In addition to designing custom maintenance programs to satisfy specific customer requirements, we also offer several standard maintenance programs to our resellers and customers, including ExtremeAssist Basic, ExtremeAssist1, ExtremeAssist2, ExtremeAssist Premium and ExtremeAssist Elite.

     ExtremeAssist Basic. This program is designed for customers who are interested in keeping service and support costs to a minimum but want access to basic support services. Basic service includes access to Extreme's web-accessible knowledge database and software upgrades and bug fixes. The ExtremeAssist program includes eight-hour, five-day technical assistance center telephone support, e-mail inquiries and responses within 24 hours and rapid-response emergency/network down telephone support 24 hours a day, 7 days a week.

     ExtremeAssist1. This program is designed for customers who have strong technical networking skills and are interested in keeping service and support costs to a minimum. With ExtremeAssist1, the customers' information technology organizations provide first-level support for configuration, hardware and trouble shooting, while Extreme's technical assistance center provides advanced second-level support on an essential need basis. The ExtremeAssist1 program includes all the features in ExtremeAssist Basic plus 48-hour advanced replacement of hardware.

     ExtremeAssist2. This program is designed for network environments that require a high degree of network availability, data integrity and end-user productivity. The ExtremeAssist2 program includes all the features in ExtremeAssist1 plus twelve-hour, five-day technical assistance center telephone support and next business day replacement of hardware.

     As switched broadband infrastructures become more vital to a company's ability to compete, networks are doing much more than just sharing and distributing information. Networks have become the brains of day-to-day business operations and are the key to reducing time to market and sharpening a company's competitive edge. Extreme recognizes the critical nature of the switched broadband infrastructure in today's business environment and the ever-expanding demands that will be put on networks in the future. To meet these needs, Extreme has developed a series of comprehensive on-site support plans to fit the needs of the most demanding network environments.

     ExtremeAssist Premium. ExtremeAssist Premium is designed to meet and exceed all the essential requirements of supporting and maintaining enterprise LANs. Ideal for mission-critical network environments that require a high degree of network availability, data integrity and end-user productivity. The ExtremeAssist Premium plan includes faster on-site service and spares. The ExtremeAssist Premium program includes all the features in ExtremeAssist2 plus 24 hours a day, 7 days a week on-site emergency network down assistance within 4 hours.

     ExtremeAssist Elite. ExtremeAssist Elite is Extreme's most comprehensive support plan for mission-critical switched broadband networks. Elite is limited to the top 20% of Extreme's customer base to ensure a very individualized, flexible and focused approach to providing Elite support services. ExtremeWorks Elite adds dedicated level 3 technical support engineers and our fastest on-site service and spares response time.

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

     Currently, we use three contract manufacturers--Flextronics, located in San Jose, California, to manufacture our Summit1, Summit4, Summit RPS and BlackDiamond products, MCMS, located in Boise, Idaho, to manufacture our Summit24, Summit48, Summit1i, Summit5i and Summit7i products and Solectron, located in Milpitas, California, to manufacture our Alpine products. Each of these manufacturing processes and procedures is ISO 9002 certified. We design and develop the key components of our products, including ASICs and printed circuit boards. In addition, we determine the components that are incorporated in our products and select the appropriate suppliers of such components. Product testing and burn-in is performed by our contract manufacturers using tests we specify and automated testing equipment. We also use comprehensive inspection testing and statistical process controls to assure the quality and reliability of our products. We intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. See "Factors That May Affect Our Results--Extreme Needs to Expand Its Manufacturing Operations and Depends on Contract Manufacturers for Substantially All of Its Manufacturing Requirements."

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

     We use a rolling nine-month forecast based on anticipated product orders to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. See "Factors That May Affect Our Results--Extreme Purchases Several Key Components for Products From Single or Limited Sources and Could Lose Sales if These Sources Fail to Fill Its Needs" and "--Extreme Needs To Expand Its Manufacturing Operations and Depends on Contract Manufacturers for Substantially All of Its Manufacturing Requirements."

Research and Development

     We believe that our future success depends on our ability to continue to enhance our existing products and to develop new products that maintain technological competitiveness. We focus our product development activities on solving the needs of enterprise, service providers and IP carrier and Metropolitan Area Network markets. We monitor changing customer needs and work closely with users, value-added resellers and distributors, and market research organizations to monitor changes in the marketplace. We design our products around current industry standards and will continue to support emerging standards that are consistent with our product strategy.

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

     We are undertaking development efforts for our family of products with emphasis on increasing reliability, performance and scalability and reducing the overall network operating costs to end users. This fiscal year we introduced a new generation chipset which was incorporated in a new product family which began shipping in the quarter ended December 31. We are also focusing on cost reduction engineering to reduce the cost of our products. There can be no assurance that our product development efforts will result in commercially successful products, or that our products will not be rendered obsolete by changing technology or new product announcements by other companies. See "Factors That May Affect Our Results--Extreme's Market is Subject to Rapid Technological Change and to Compete, Extreme Must Continually Introduce New Products that Achieve Broad Market Acceptance."

Competition

     The market for internet switches is part of the broader market for networking equipment, which is dominated by a few large companies, particularly Cabletron Systems, Cisco Systems, Lucent Technologies and Nortel Networks. Each of these companies has introduced, or has announced its intention to develop, switches that are or may be competitive with our products. For example, in January 1999, Cisco announced its Catalyst 6000 family of chassis-based switches. In addition, there are a number of large telecommunications equipment providers, including Alcatel, Ericsson, Nokia, and Siemens, which have entered the market for network equipment, particularly through acquisitions of public and privately held companies. We expect to face increased competition, particularly price competition, from these and other telecommunications equipment providers. We also expect to compete with other public and private companies that offer switching solutions, such as Alteon Web Systems and Foundry Networks. These vendors may develop products with functionality similar to our products or provide alternative network solutions. Our OEMs may compete with us with their current products or products they may develop, and with the products they purchase from us. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to develop and offer competitive products. Furthermore, we compete with numerous companies that offer routers and other technologies and devices that traditionally have managed the flow of traffic on the enterprise or metropolitan area networks.

     Many of our current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than we do. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, competitors with a large installed customer base may have a significant competitive advantage over us. We have encountered, and expect to continue to encounter, many potential customers who are extremely confident in and committed to the product offerings of our principal competitors, including Cisco Systems and Nortel Networks. Accordingly, such potential customers may not consider or evaluate our products. When such potential customers have considered or evaluated our products, we have in the past lost, and expect in the future to lose, sales to some of these customers as large competitors have offered significant price discounts to secure such sales.

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

     We believe we compete favorably with our competitors with respect to each of the foregoing factors. However, because many of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, technical, sales, marketing and other resources, they may have larger distribution channels, stronger brand names, access to more customers and a larger installed customer base than we do. Such competitors may, among other things, be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to distribution partners than we can. To remain competitive, we believe we must, among other things, invest significant resources in developing new products and enhancing our current products and maintain customer satisfaction worldwide. If we fail to do so, our products will not compete favorably with those of our competitors which will materially adversely affect our business. See "Factors That May Affect Our Results--Intense Competition in the Market for Networking Equipment Could Prevent Extreme From Increasing Revenue and Prevent Extreme From Achieving or Sustaining Profitability."

Intellectual Property

     We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have been issued six patents in the U.S. We have filed eight patent applications in the U.S. and selected countries abroad relating to the architecture of our network switches and quality of service features. There can be no assurance that these applications will be approved, that any issued patents will protect our intellectual property or that they will not be challenged by third parties. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued. We also have five registered trademarks and four pending trademark applications in the U.S.

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

     The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the data communications and networking markets have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights against us. Indeed, a number of third parties, including leading companies, have asserted patent rights to technologies and related standards that are important to us. We expect to increasingly be subject to infringement claims asserted by third parties as the numbers of products and competitors in the market for network switches grow and the functionality of products overlaps. In this regard, since April, 2000, we have been in communication with one of these leading companies that believes certain of our products require a license under a number of their patents. The third party is willing to grant us a non-exclusive license under the identified patents as well as other patents or technology that we may require. We currently are reviewing the identified patents to examine whether we consider a license necessary. However, there can be no assurance that this license would be obtainable on commercially acceptable terms.

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

Employees

     As of June 30, 2000, we employed 680 persons, including 376 in sales and marketing, 110 in research and development, 67 in operations, 65 in technical support and 62 in finance and administration. We have never had a work stoppage and no personnel are represented under collective bargaining agreements. We consider our employee relations to be good.

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

Item 2. Properties.

     Our principal administrative, sales, marketing and research development facilities are located in an approximately 77,000 square feet facility located in Santa Clara, California. In June 2000, we entered into a five-year operating lease agreement to lease 275,000 square feet in Santa Clara, California to house further physical expansion of our principal operations. We also lease office space in various other geographic locations domestically and internationally for sales and service personnel.

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

Item 4. Submission of Matters to a Vote of Security Holders.

    Not applicable.

Executive Officers of the Registrant

     The following table sets forth information regarding the executive officers of Extreme as of August 31, 2000:

 Name                                                         Age                            Position
 ----                                                         ---                            --------
Gordon L. Stitt..........................................     44    President, Chief Executive Officer and Chairman
Stephen Haddock..........................................     42    Vice President and Chief Technical Officer
Herb Schneider...........................................     41    Vice President of Engineering
Sam Halabi...............................................     35    Vice President of IP Carrier Business Development
June Hull................................................     45    Vice President of Human Resources
Allan G. Miller..........................................     48    Vice President of Manufacturing Operations
Vito E. Palermo..........................................     36    Vice President, Chief Financial Officer and Secretary
George Prodan............................................     47    Vice President of Marketing
Harry Silverglide........................................     54    Vice President of Sales

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

     Sam Halabi. Mr. Halabi has served as Vice President of IP Carrier business development of Extreme since July 2000. Prior to joining Extreme Networks, Mr. Halabi held various marketing positions with leading data communications companies, including Cisco Systems. Mr. Halabi holds a MS in Computer Science from San Jose State University and a BS in Computer Engineering from American University-Beirut.

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

     Allan G. Miller. Mr. Miller has served as Vice President of Manufacturing Operations of Extreme since July 2000. Prior to joining Extreme Networks, Mr. Miller spent 22 years at Amdahl Corporation. He held several senior management positions in manufacturing operations and quality assurance, the most recent was Vice President of Operations. He holds a MS in Mechanical Engineering and a MBA from the University of California at Berkeley and a BS in Mechanical Engineering from California State University, Northridge.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

    The Company's common stock commenced trading on the Nasdaq National Market on April 9, 1999 under the symbol "EXTR." The following table sets forth the high and low closing prices as reported by Nasdaq. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions. All prices have been adjusted to reflect a 2-for-1 stock split effected in August 2000.


      Stock Prices                                                       High             Low
                                                                         ----             ---
      1999
      Fourth quarter (1)............................................$     29.03      $     19.16
      2000
      First quarter.................................................$     42.25      $     22.81
      Second quarter................................................$     49.03      $     30.66
      Third quarter.................................................$     59.50      $     38.00
      Fourth quarter................................................$     52.75      $     21.44

    --------------
    (1) Commencing April 9, 1999

    At September 14, 2000, there were approximately 284 stockholders of record of the Company's common stock and approximately 36,000 beneficial stockholders. The Company has never declared or paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings for the development of its business.

Item 6. Selected Consolidated Financial Data.

                                                                                                                   For the  Period
                                                                                                                      from May 8,
                                                                                                                         1996
                                                                                                                       (Date of
                                                                                     Years Ended June 30,             Inception)
                                                                                     --------------------
                                                                                2000         1999          1998      June 30, 1997
                                                                                ----         ----          ----      -------------
                                                                                   (In thousands, except per share amounts)
                                                                                   ----------------------------------------
Consolidated Statements of Operations Data:
Net revenue...................................................                $  261,956    $ 98,026     $ 23,579      $    256
Gross profit (loss)...........................................                   135,040      49,506        8,682          (132)
Total operating expenses......................................                   118,786      50,951       22,709         7,928
Operating income (loss).......................................                    16,254      (1,445)     (14,027)       (8,060)
Net income (loss).............................................                    20,048      (1,617)     (13,936)       (7,923)
Basic net income (loss) per share (1).........................                $     0.20    $  (0.09)    $  (1.59)     $  (2.26)
Diluted net income (loss) per share (1).......................                $     0.18    $  (0.09)    $  (1.59)     $  (2.26)
Weighted average shares outstanding used in
    computing basic  net income (loss) per share (1)...........                  100,516      18,924        8,758         3,516
Weighted average shares outstanding used in
    computing diluted net income (loss) per share (1).........                   111,168      18,924        8,758         3,516

                                                                                       As of June 30,
                                                                            -----------------------------------
                                                                                2000         1999          1998
                                                                                ----         ----          ----
                                                                                              (In thousands)
Consolidated Balance Sheets Data
Cash and cash equivalents.....................................                $116,721      $107,143     $  9,510
Short-term investments........................................                  66,640        16,422       10,995
Working capital...............................................                 205,881       119,039       13,796
Total assets..................................................                 515,930       171,803       33,731
Long-term debt, deposit and capital lease
 obligations, net of current portion..........................                     306         --           2,634
Total stockholders' equity....................................                $419,021      $141,876     $ 15,869

    ------------------
    (1) Share and per share data have been restated to give retroactive effect to a two-for-one stock split in the form of a stock dividend effected in August 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    When used in this discussion and elsewhere in this Form 10-K, the words "may," "should," "believes," "expects," "anticipates," "estimates" and similar expressions identify forward-looking statements. Such statements, which include statements concerning the availability and functionality of products under development, product mix, pricing trends, the mix of export sales, sales to significant customers and the availability and cost of products from the Company's suppliers, are subject to risks and uncertainties, including those set forth below under "Factors That May Affect Our Results." Our actual results could differ materially from those anticipated in these forward-looking statements which could have a material adverse effect on our business, operating results and financial condition. These forward-looking statements speak only as of the date hereof and there may be events in the future that we are not able to predict accurately or over which we have no control which would affect or alter our expectations.

Overview

     From our inception in May 1996 through September 1997, our operating activities related primarily to developing a research and development organization, testing prototype designs, building an ASIC design infrastructure, commencing the staffing of our marketing, sales and field service and technical support organizations, and establishing relationships with resellers and OEMs. We commenced volume shipments of our Summit1 and Summit2, the initial products in our Summit stackable product family, in October 1997, and we began shipping our BlackDiamond modular product family in September 1998. We introduced our new Alpine product family in fiscal 2000 which is based on a new generation chip set. In addition, we also introduced new products within our existing product lines that incorporate this new chip set.

     Our revenue is derived primarily from sales of our Summit and BlackDiamond product families and fees for services relating to our products, including maintenance and training. The level of sales to any customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. See "Factors That May Affect Our Results--If a Key Reseller, OEM or Other Significant Customer Cancels or Delays a Large Purchase, Extreme's Revenues May Decline and the Price of Its Stock May Fall." For fiscal 2000, there were no customers with sales greater than 10%. For fiscal 1999, Compaq and Hitachi Cable accounted for 21% and 13% of our net revenue, respectively.

     We market and sell our products primarily through resellers, distributors and, to a lesser extent, OEMs and our field sales organization. We sell our products through more than 250 resellers in 50 countries. In fiscal 2000, sales to customers outside of North America accounted for approximately 45% of our net revenue. Currently, all of our international sales are denominated in U.S. dollars. We generally recognize product revenue at the time of shipment, unless we have future obligations for installation or have to obtain customer acceptance, in which case revenue is deferred until such obligations have been satisfied. We have established a program which, under specified conditions, enables third party resellers to return products to us. The amount of potential product returns is estimated and provided for in the period of the sale. Service revenue is recognized ratably over the term of the contract period, which is typically 12 months.

     We expect to experience rapid erosion of average selling prices of our products due to a number of factors, including competitive pricing pressures, promotional pricing and rapid technological change. Our gross margins will be affected by such declines and by fluctuations in manufacturing volumes, component costs and the mix of product configurations sold. In addition, our gross margins may fluctuate due to the mix of distribution channels through which our products are sold, including the potential effects of our development of a two-tier distribution channel. We generally realize higher gross margins on sales to resellers and distributors than on sales through our OEMs. Any significant decline in sales to our OEMs or resellers or distributors, or the loss of any of our OEMs or resellers or distributors could materially adversely affect our business, operating results and financial condition. In addition, new product introductions may result in excess or obsolete inventories. Any excess or obsolete inventories may also reduce our gross margins.

     We outsource the majority of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, documentation control and repairs at our facility in Santa Clara, California. Accordingly, a significant portion of our cost of revenue consists of payments to our contract manufacturers, Flextronics, MCMS and Solectron. We expect to realize lower per unit product costs as a result of volume efficiencies. However, we cannot assure you when or if such price reductions will occur. The failure to obtain such price reductions could materially adversely affect our gross margins and operating results.

     Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products. We expense all research and development expenses as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect these expenses to increase in absolute dollars in the future.

     Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and field service support functions, as well as trade shows and promotional expenses. We intend to pursue sales and marketing campaigns aggressively and therefore expect these expenses to increase significantly in absolute dollars in the future. In addition, we recently hired approximately 200 sales and marketing personnel. We expect to continue to expand our field sales operations to support and develop leads for our resellers and distributors, which will also result in an increase in sales and marketing expenses.

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

     During fiscal 1998, in connection with the grant of certain stock options to employees, we recorded deferred stock compensation of $437,000 representing the difference between the exercise price and the deemed fair value of our common stock on the date such stock options were granted. Such amount is included as a reduction of stockholders' equity and is being amortized by charges to operations on a graded vesting method. We recorded amortization of deferred stock compensation expense of approximately $119,000, $172,000 and $68,000 for the years ended June 30, 2000, 1999 and 1998, respectively. At June 30, 2000, we had a total of approximately $78,000 remaining to be amortized over the corresponding vesting period of each respective option, generally four years. The amortization expense relates to options awarded to employees in all operating expense categories.

     Despite growing revenues in all fiscal years since our inception, fiscal 2000 was the first year we have achieved profitability in each of the four quarters. Our net income has not increased proportionately with the increase in our revenue primarily because of increased expenses relating to our growth in operations and in particular the recent accelerated hiring of sales and marketing personnel. Because of the lengthy sales cycle of our products, there is often a significant delay between the time we incur expenses and the time we realize any related revenue. See "Factors That May Affect Our Results--The Sales Cycle for Extreme's Products is Long and Extreme May Incur Substantial Non-Recoverable Expenses or Devote Significant Resources to Sales that Do Not Occur When Anticipated." To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, our operating results would be adversely affected. See "Factors That May Affect Our Results--A Number of Factors Could Cause Extreme's Quarterly Financial Results to Be Worse Than Expected, Resulting in a Decline in Its Stock Price."

    Due to the Company's issuance of warrants to a networking company as discussed in Note 3, future operating income will be reduced by $7.1 million per quarter for each quarter in fiscal 2001 and for three of the four fiscal quarters in fiscal 2002. Notwithstanding this charge the Company still anticipates being profitable in the first quarter of fiscal 2001.

Results of Operations

    The following table sets forth for the years indicated certain financial data as a percentage of net revenue:


                                                   Years ended June 30,
                                            ---------------------------------
                                               2000        1999        1998
                                               ----        ----        ----
Net revenue............................       100.0%      100.0%      100.0%
Cost of revenue........................        48.5        49.5        63.2
                                              -----       -----       -----
Gross profit ..........................        51.5        50.5        36.8
Operating expenses:
  Research and development.............        12.6        17.4        45.2
  Sales and marketing..................        25.6        27.6        40.7
  General and administrative...........         4.5         7.0        10.4
  Amortization of goodwill and
    purchased intangibles                       2.6         --           --
                                              -----       -----      ------
          Total operating expenses.....        45.3        52.0        96.3
                                              -----       -----      ------
Operating income (loss)................         6.2        (1.5)      (59.5)
Interest income........................         5.6         1.9         2.6
Interest expense.......................         (.2)        (.4)       (1.4)
Other income (loss), net...............          --          --         (.8)
                                              -----       -----      ------
Income (loss) before income taxes......        11.6          .0       (59.1)
Provision for income taxes.............         3.9         1.7          --
                                              -----       -----      ------
Net income (loss)......................         7.7%       (1.7)%     (59.1)%
                                              =====       =====      ======


Net Revenue

     Net revenue increased from $98.0 million in fiscal 1999 to $262.0 million in fiscal 2000, an increase of $164.0 million. The increase in net revenue for fiscal 2000 resulted primarily from increased sales of our Summit stackable products and our BlackDiamond modular product family, the market's growing acceptance of Extreme's existing and new product offerings, and a significant increase in our sales and marketing organizations.

     Net revenue increased from $23.6 million in fiscal 1998 to $98.0 million in fiscal 1999, an increase of $74.4 million. The increase in net revenue for fiscal 1999 resulted primarily from increased sales of our Summit stackable products and the introduction of our BlackDiamond modular product family in September 1998.

     Export sales accounted for 45% and 53% of net revenue in fiscal 2000 and fiscal 1999, respectively. We expect that export sales will continue to represent a significant portion of net revenue, although we cannot assure you that export sales as a percentage of net revenue will remain at current levels. All sales transactions are denominated in U.S. dollars.

Gross Profit

     Gross profit increased from $49.5 million in fiscal 1999 to $135.0 million in fiscal 2000, an increase of $85.5 million, primarily due to the related increase in revenue. Gross margins increased from 50.5% in fiscal 1999 to 51.5% in fiscal 2000. The increase in gross margin resulted primarily from a shift in product mix, a shift in our channel mix from OEMs to resellers and distributors and improved manufacturing efficiencies, offset in part by lower average selling prices due primarily to increased competition.

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

Research and Development Expenses

     Research and development expenses increased from $17.0 million in fiscal 1999 to $33.0 million in fiscal 2000, an increase of $16.0 million. The increase was primarily due to nonrecurring engineering and initial product verification expenses and increased salaries and related personnel expenses due to the hiring of additional engineers. For fiscal 1999 and fiscal 2000, research and development expenses decreased as a percentage of net revenue from 17.4% to 12.6%. This percentage decrease was primarily the result of an increase in our net revenue.

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

Sales and Marketing Expenses

     Sales and marketing expenses increased from $27.1 million in fiscal 1999 to $67.1 million in fiscal 2000, an increase of $40.0 million. This increase was primarily due to the hiring of additional sales, marketing and customer support personnel, increased sales commission expenses resulting from increased revenues, increased tradeshow and promotional expenses and the establishment of new sales offices. For fiscal 1999 and fiscal 2000, sales and marketing expenses decreased as a percentage of net revenue from 27.6% to 25.6%. This percentage decrease was primarily the result of an increase in our net revenue.

     We intend to pursue sales and marketing campaigns aggressively and therefore expect these expenses to increase significantly in absolute dollars in the future. In addition, we recently hired approximately 200 sales and marketing personnel. We expect to continue to expand our field sales operations to support and develop leads for our resellers and distributors, which will also result in an increase in sales and marketing expenses.

     Sales and marketing expenses increased from $9.6 million in fiscal 1998 to $27.1 million in fiscal 1999, an increase of $17.5 million. This increase was primarily due to the hiring of additional sales and customer support personnel, tradeshow and promotional expenses, increased commission expenses resulting from higher sales, and the establishment of new sales offices. For fiscal 1998 and fiscal 1999, sales and marketing expenses decreased as a percentage of net revenue from 40.7% to 27.6%. This percentage decrease was primarily the result of an increase in our net revenue.

General and Administrative Expenses

     General and administrative expenses increased from $6.9 million in fiscal 1999 to $11.9 million in fiscal 2000, an increase of $5.0 million. This increase was due primarily to the hiring of additional finance, information technology, legal and administrative personnel and increased professional fees and occupancy costs. For fiscal 1999 and fiscal 2000, general and administrative expenses decreased as a percentage of net revenue from 7.0% to 4.5%. This percentage decrease was primarily the result of an increase in our net revenue.

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

Amortization of Goodwill and Purchased Intangibles

     Amortization of goodwill and purchased intangibles was $7.1 million in fiscal 2000. This amount was due to the Company's issuance of fully earned, non-forfeitable, fully exercisable warrants with a two year life to purchase 3 million shares of the Company's common stock with an exercise price of $39.50 per share as discussed in Note 3 of notes to consolidated financial statements. Future operating income will be reduced by approximately $7.1 million per quarter for each quarter in fiscal 2001 and for three fiscal quarters in fiscal 2002.

Interest Income

     Interest income increased from $1.9 million in fiscal 1999 to $14.6 million in fiscal 2000, an increase of $12.7 million. The increase is due to the increased amount of cash and cash equivalents, short-term investments, restricted investments and long-term investments from the proceeds we received from our initial public offering in April 1999 and our secondary public offering in October 1999.

     Interest income increased from $.6 million in fiscal 1998 to $1.9 million in fiscal 1999, an increase of $1.3 million. The increase is due to the increased amount of cash and cash equivalents, short-term investments and long-term investments from the proceeds we received from our initial public offering in April 1999.

Income Taxes

     We recorded a tax provision of $10.3 million for the year ended June 30, 2000. The provision for fiscal 2000 results in an effective tax rate of 34% which consists primarily of federal taxes, state income taxes and foreign taxes, offset by the recognition of deferred tax assets. FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis. We incurred significant operating losses for all fiscal years from inception through June 30, 1999. We recorded a tax provision of $1.7 million for the year ended June 30, 1999, which consisted primarily of foreign taxes, federal taxes and state income taxes.

Liquidity and Capital Resources

     Cash and cash equivalents and short-term investments increased from $123.6 million at June 30, 1999 to $183.4 million at June 30, 2000, an increase of $59.8 million. The increase is primarily a result of our secondary public offering of common stock in October 1999, which generated net proceeds of $174.0 million, primarily offset by an increase in long-term investments and restricted investments of $108.0 million. Cash provided by operating activities was $24.8 million in fiscal 2000, as compared to cash provided by operating activities of $2.8 million in fiscal 1999. The increase was primarily due to net income, depreciation, amortization and increases in accounts payable, deferred revenue and accrued liabilities, offset by increases in accounts receivable, inventories and other current and noncurrent assets. We expect that accounts receivable will continue to increase to the extent our revenues continue to rise. We expect our inventory levels to increase in connection with our development of a two-tier distribution system, new product introductions and the need to maintain shorter lead times on certain products. Any such increase can be expected to reduce cash, cash equivalents, short-term investments and long-term investments.

     Investing activities used cash of $195.0 million in fiscal 2000 due to capital expenditures of $27.2 million, net purchases of investments of $158.8 million and minority investments of $9.0 million. Our investing activities used cash of $29.1 million in fiscal 1999 for net purchases of investments of $21.6 million and capital expenditures of $7.5 million. Our investing activities used cash of $13.5 million in fiscal 1998 for capital expenditures of $2.5 million and net purchases of investments of $11.0 million. We expect capital expenditures of approximately $30.0 million in fiscal 2001. Under the terms of a certain equity investment, upon the attainment of certain technological milestones, we will be obligated to purchase all of the outstanding capital stock in fiscal 2001, payable in any combination of cash or shares of Extreme common stock.

     Financing activities provided cash of $179.7 million in fiscal 2000, arising primarily from proceeds from the issuance of common stock in conjunction with our secondary public offering, partially offset by payments of capital lease obligations. Financing activities provided cash of $124.0 million in fiscal 1999, arising primarily from proceeds from the issuance of common stock in conjunction with our initial public offering, partially offset by principal payments on notes payable and capital lease obligations. Financing activities provided cash of $21.2 million in fiscal 1998, primarily from the issuance of convertible preferred stock and proceeds from notes payable, partially offset by principal payments on notes payable and capital lease obligations.

     In June 2000, we entered into an operating lease agreement to lease 275,000 square feet to house our primary facility in Santa Clara, California. Our lease payments will vary based on the LIBOR plus a spread which was 7.14% at June 30, 2000. Our lease payments are estimated to be approximately $5.7 million on an annual basis over the lease term. The lease is for five years and can be renewed for two five-year periods, subject to the approval of the lessor. At the expiration or termination of the lease, we have the option to either purchase the property for $80.0 million, or arrange for the sale of the property to a third party for at least $80.0 million with a contingent liability for any deficiency. If the property is not purchased or sold as described above, we will be obligated for an additional lease payment of approximately $68.0 million.

     As part of the above lease transaction, the Company restricted $80.0 million of its investment securities as collateral for specified obligations of the lessee under the lease. These investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations under the Company's investment policy. The lease also requires us to maintain specified financial covenants with which we were in compliance as of June 30, 2000.

     We require substantial capital to fund our business, particularly to finance inventories and accounts receivable and for capital expenditures. As a result, we could be required to raise substantial additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. We cannot assure you that such additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which would materially adversely affect our business, financial condition and operating results.

     We believe that our current cash and cash equivalents, short-term investments, long-term investments and cash available from credit facilities and future operations will enable us to meet our working capital requirements for at least the next 12 months.

New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which extended the deferral of the application of FAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 15, 2000 the FASB also issued FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities) an Amendment to FASB Statement No. 133". FAS 138 amends the accounting and reporting standards of Statement 133 for certain derivative instruments and certain hedging activities. The Company will be required to adopt these pronouncements for the year ending June 30, 2001. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of FAS 133 and 138 are expected to have no material impact on the Company's financial condition or results of operations.

     In December 1999, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101. "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The implementation of SAB 101 has recently been deferred to no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is presently evaluating the potential impact of the adoption of SAB 101.

     In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25" (Interpretation No. 44). Interpretation No. 44 is effective July 1, 2000. The interpretation clarifies the application of APB Opinion No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange or stock compensation awards in a business combination. We do not anticipate that the adoption of Interpretation No. 44 will have a material impact on our financial position or the results of our operations.


Factors That May Affect Our Results

Extreme Has a Limited History of Profitability and Cannot Assure You that it Will Continue to Achieve Profitability

      Although our revenue has grown in recent quarters, we cannot be certain that we will realize sufficient revenue to achieve continued profitability on a fiscal year basis. Fiscal 2000 was the first year in which Extreme achieved profitability in each of the four quarters. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate significantly higher revenue to sustain profitability. In particular, our recent hiring of approximately 200 sales and marketing personnel has substantially increased expenses. We expect that the hiring of such personnel will allow us to increase sales, however, we can not assure you that this will occur and we cannot assure you that operating margins will not be adversely affected by this or other hiring. In addition, the amortization of purchased intangibles and goodwill is estimated to be approximately $27.7 million and $21.0 million in fiscal 2001 and 2002, respectively.

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

 .    the affect of amortization of goodwill and purchased intangibles resulting from existing or new transactions.

     Due to the foregoing factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.

Intense Competition in the Market for Networking Equipment Could Prevent Extreme From Increasing Revenue and Prevent Extreme From Sustaining Profitability

     The market for Internet switches is intensely competitive. Our principal competitors include Cabletron Systems, Cisco Systems, Foundry Networks, Lucent Technologies and Nortel Networks. Many of our current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger installed customer bases, than we do. These competitors may have developed, or could in the future, develop new technologies that compete with our products or even render our products obsolete.

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

     When we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. These actions could materially adversely affect our operating results by unexpectedly decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. The market for switching products is evolving and we believe our ability to compete successfully in this market is dependent upon the continued compatibility and interoperability of our products with products and architectures offered by other vendors. In particular, the networking industry has been characterized by the successive introduction of new technologies or standards that have dramatically reduced the price and increased the performance of switching equipment. To remain competitive we need to introduce products in a timely manner that incorporate or are compatible with these new technologies as they emerge. For example, this fiscal year we introduced a new generation chipset which was incorporated in a new product family which began shipping in the quarter ended March 31, 2000. We cannot assure you that these new products will be commercially successful. We have experienced delays in releasing new products and product enhancements in the past which delayed sales and resulted in lower quarterly revenue than anticipated. We may experience similar delays in product development and release in the future and any delay in product introduction could adversely affect our ability to compete and cause our operating results to be below our expectations or the expectations of public market analysts or investors.

Continued Rapid Growth Will Strain Extreme's Operations and Will Require Extreme to Incur Costs to Upgrade Its Infrastructure

     We have experienced a period of rapid growth and expansion which has placed, and continues to place, a significant strain on our resources. Even if we manage this growth effectively, we may make mistakes in operating our business such as inaccurate sales forecasting, incorrect material planning or inaccurate financial reporting, which may result in unanticipated fluctuations in our operating results. Our net revenue increased significantly during the last fiscal year, and from June 30, 1999 to June 30, 2000, the number of our employees increased from 249 to 680. We expect our anticipated growth and expansion to strain our management, operational and financial resources. Our management team has had limited experience managing such rapidly growing companies on a public or private basis. To accommodate this anticipated growth, we will be required to:

 . improve existing and implement new operational, information and financial systems, procedures and controls;

 . hire, train and manage additional qualified personnel, including sales, marketing personnel and research and development personnel; and

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

Extreme Must Develop and Expand Its Indirect Distribution Channels to Increase Revenues and Improve Its Operating Results

     Our distribution strategy focuses primarily on developing and expanding indirect distribution channels through resellers, distributors and, to a lesser extent, original equipment manufacturers, or OEMs, as well as expanding our field sales organization. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer. Many of our resellers also sell products that compete with our products. We are developing a two-tier distribution structure in Europe and the United States which has and will require us to enter into agreements with a small number of stocking distributors. We have entered into two-tier distribution agreements; however, we cannot assure you that we will continue to be able to enter into additional distribution agreements or that we will be able to successfully manage the transition of resellers to a two-tier distribution channel. Our failure to do so could limit our ability to grow or sustain revenue. In addition, our operating results will likely fluctuate significantly depending on the timing and amount of orders from our resellers. We cannot assure you that our resellers will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support.

     To support and develop leads for our indirect distribution channels and to expand our direct sales effort, to service providers and content providers, we plan to continue to expand our field sales and support staff significantly. We cannot assure you that this internal expansion will be successfully completed, that the cost of this expansion will not exceed the revenues generated or that our expanded sales and support staff will be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors. Our inability to effectively establish our distribution channels or manage the expansion of our sales and support staff would materially adversely affect our ability to grow and increase revenue.

Because Substantially All of Extreme's Revenue is Derived From Sales of Two Product Families, Extreme is Dependent on Widespread Market Acceptance of These Products; Future Performance will Depend on the Introduction and Acceptance of New Products

     In fiscal 2000, we derived substantially all of our revenue from sales of our Summit and BlackDiamond product families. We expect that revenue from these product families will account for a substantial portion of our revenue for the foreseeable future. Accordingly, widespread market acceptance of our product families is critical to our future success. Factors that may affect the market acceptance of our products include market acceptance of switching products, and Gigabit Ethernet and Layer 3 switching technologies in particular in the enterprise, service provider and metropolitan area network markets, the performance, price and total cost of ownership of our products, the availability and price of competing products and technologies, and the success and development of our resellers, distributors, OEMs and field sales channels. Many of these factors are beyond our control. Our future performance will also depend on the successful development, introduction and market acceptance of new and enhanced products that address customer requirements in a cost-effective manner. We have in the past experienced delays in product development and such delays may occur in the future. We introduced a new product family in fiscal 2000 which is based on a new generation chip set. In addition, we also introduced new products within our existing product lines that incorporate this new chip set. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. Therefore, to the extent customers defer or cancel orders in the expectation of any new product release, any delay in development or introduction could cause our operating results to suffer. Failure of our existing or future products to maintain and achieve widespread levels of market acceptance may significantly impair our revenue growth.

If a Key Reseller, Distributor, OEM or Other Significant Customer Cancels or Delays a Large Purchase, Extreme's Revenues May Decline and the Price of Its Stock May Fall

     To date, a limited number of resellers, distributors, OEMs and other customers have accounted for a significant portion of our revenue. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected. For example, in fiscal 1999, Compaq and Hitachi Cable accounted for 21% and 13% of our net revenue, respectively. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, a substantial reduction or delay in sales of our products to, or the loss of any significant reseller, distributor, OEM or other customer, or unexpected returns from resellers could harm our business, operating results and financial condition. Although our largest customers may vary from period-to-period, we anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a small number of customers, particularly in light of the high sales price per unit of our products and the length of our sales cycles.

     While our financial performance depends on large orders from a few key resellers, distributors, OEMs and other significant customers, we do not have binding commitments from any of them. For example:

 .    our service provider and enterprise network customers can stop purchasing and our resellers, distributors and OEMs can stop marketing our products at any time;

 .    our reseller agreements generally are not exclusive and are for one year terms, with no obligation of the resellers to renew the agreements;

 .    our reseller agreements provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period; and

 .    our reseller, distributor and OEM agreements generally do not require minimum purchases.

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

Extreme Purchases Several Key Components for Products From Single or Limited Sources and Could Lose Sales if These Sources Fail to Fill Its Needs

     We currently purchase several key components used in the manufacture of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. Certain components such as tantalum capacitors, SRAM and printed circuit boards have been and may in the future be in short supply. While we have been able to meet our needs to date, we have in the past and are likely in the future to encounter shortages and delays in obtaining these or other components and this could materially adversely affect our ability to meet customer orders. Our principal sole sourced components include:

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

Extreme Needs to Expand Its Manufacturing Operations and Depends on Contract Manufacturers for Substantially All of Its Manufacturing Requirements

     If the demand for our products continues to grow, we will need to increase our material purchases, contract manufacturing capacity and internal test and quality functions. Any disruptions in product flow could limit our revenue, adversely affect our competitive position and reputation and result in additional costs or cancellation of orders under agreements with our customers.

     We rely on third party manufacturing vendors to manufacture our products. We currently subcontract substantially all of our manufacturing to three companies--Flextronics International, Ltd., located in San Jose, California, MCMS, Inc., located in Boise, Idaho and Solectron, located in Milpitas, California. We have experienced a delay in product shipments from contract manufacturers in the past, which in turn delayed product shipments to our customers. We may in the future experience similar or other problems, such as inferior quality and insufficient quantity of product, any of which could materially adversely affect our business and operating results. There can be no assurance that we will effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. We intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the loss of either of our contract manufacturers would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and would have a material adverse effect on our business, operating results and financial condition.

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

Failure to Successfully Integrate Extreme's Expanded Sales and Support Organizations into Its Operation or Educate Them About Its Product Families Will Hurt Its Operating Results.

     Our products and services require a sophisticated sales effort targeted at several levels within a prospective customer's organization. Unless we expand our sales force we will not be able to increase revenues. In April 2000, a significant number of former sales and system engineer employees of another networking company joined our operation. We cannot assure you that we will be able to educate these new employees about our product families or integrate these new employees into our company. A failure to do so will hurt our revenue growth and may hurt our operating results.

Extreme Depends Upon International Sales for Much of Its Revenue and Extreme's Ability to Sustain and Increase Its International Sales Depends on Successfully Expanding Its International Operations

     Our ability to grow will depend in part on the expansion of international sales and operations which have and are expected to constitute a significant portion of our sales. Sales to customers outside of North America accounted for approximately 53% and 45% of our net revenue in fiscal 1999 and fiscal 2000, respectively. Our international sales primarily depend on our resellers, distributors and OEMs. The failure of our resellers, distributors and OEMs to sell our products internationally would limit our ability to sustain and grow our revenue. In addition, there are a number of risks arising from our international business, including:

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

 .    incur substantial debt

 .    assume contingent liabilities; or

 .    expend significant cash.

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

 .    risks associated with entering markets in which we have no or limited prior experience

 .    potential loss of key employees of acquired organizations; and

 .    substantial charges for amortization of goodwill or purchased intangibles or similar items.

     We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could materially adversely affect our business, operating results and financial condition.

Extreme May Need Additional Capital to Fund Its Future Operations And, If It Is Not Available When Needed, Extreme May Need to Reduce Its Planned Development and Marketing Efforts, Which May Reduce Its Revenues and Prevent Extreme From Achieving Profitability

     We believe that our existing working capital, proceeds from the initial public offering in April 1999, proceeds from the secondary offering in October 1999 and cash available from credit facilities and future operations will enable us to meet our working capital requirements for at least the next 12 months. However, if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we may need additional capital. The development and marketing of new products and the expansion of reseller and distribution channels and associated support personnel is expected to require a significant commitment of resources. In addition, if the market for our products were to develop more slowly than anticipated or if we fail to establish significant market share and achieve a meaningful level of revenues, we may continue to utilize significant amounts of capital. As a result, we could be required to raise substantial additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, such securities may have rights, preferences and privileges senior to holders of common stock and the term of such debt could impose restrictions on our operations. We cannot assure you that such additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which would harm our business, financial condition and operating results.

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

 .    the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors; and

 .    the ability of the board of directors to alter our bylaws without getting stockholder approval

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 30, 2000 and June 30, 1999. This table does not include money market funds because those funds are not subject to market risk.

        June 30, 2000:                                                               Maturing in
                                                             ----------------------------------------------------------------
                                                             Three months  Three months  Greater than                    Fair
                                                               or less     to one year     one year       Total         Value
                                                               -------     -----------     --------       -----         -----
                                                                                        (In thousands)
        Included in cash and cash equivalents................. $ 100,696                                  $ 100,696     $ 100,696
          Weighted average interest rate......................     6.37%
        Included in short-term investments....................             $ 66,640                       $  66,640     $  66,640
          Weighted average interest rate......................                 6.50%
        Included in investments...............................                             $ 44,144       $  44,144     $  44,144
          Weighted average interest rate......................                                 7.29%


                                                                                         Maturing in
                                                             ---------------------------------------------------------------
        June 30, 1999:                                       Three months  Three months  Greater than                    Fair
                                                               or less     to one year     one year       Total         Value
                                                               -------     -----------     --------       -----         -----
                                                                                        (In thousands)
        Included in cash and cash equivalents................  $  93,819                                  $ 93,819      $ 93,819
          Weighted average interest rate.....................       5.12%
        Included in short-term investments...................              $ 16,422                       $ 16,422      $ 16,422
          Weighted average interest rate.....................                  5.04%
        Included in investments..............................                   300        $ 15,797       $ 16,097      $ 16,097
          Weighted average interest rate.....................                  6.02%           6.36%

Exchange Rate Sensitivity

    Currently, all of our sales and the majority of our expenses are denominated in U.S. dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the year ended June 30, 2000 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date, however, we may do so in the future.

Item 8. Financial Statements and Supplementary Data.

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF EXTREME NETWORKS, INC.

                                                                                                                           Page(s)
                                                                                                                          --------
Report of Ernst & Young LLP, Independent Auditors........................................................................    33

Consolidated Balance Sheets..............................................................................................    34

Consolidated Statements of Operations....................................................................................    35

Consolidated Statement of Stockholders' Equity...........................................................................    36

Consolidated Statements of Cash Flows....................................................................................    37

Notes to Consolidated Financial Statements...............................................................................    38

               Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Extreme Networks, Inc.

We have audited the accompanying consolidated balance sheets of Extreme Networks, Inc. as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Extreme Networks, Inc. at June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               Ernst & Young LLP

Palo Alto, California
July 18, 2000, except for Note 9, as to which the date is August 24, 2000

                            EXTREME NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)

                                     ASSETS

                                                                        June 30,
                                                                 ---------------------
                                                                    2000        1999
                                                                 ---------   ---------
Current assets:
  Cash and cash equivalents.................................     $ 116,721   $ 107,143
  Short-term investments....................................        66,640      16,422
  Accounts receivable,  net of allowance for doubtful
    accounts of $1,237 in 2000 and $1,374 in 1999...........        60,996      20,797
  Inventories...............................................        23,801       2,626
  Other current assets......................................        34,326       1,978
                                                                 ---------   ---------
          Total current assets..............................       302,484     148,966
Property and equipment, net.................................        26,750       6,506
Restricted investments......................................        80,000          --
Investments.................................................        44,144      16,097
Goodwill and purchased intangibles..........................        49,782          --
Other assets................................................        12,770         234
                                                                 ---------   ---------
                                                                 $ 515,930   $ 171,803
                                                                 =========   =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................     $  39,023   $  13,418
  Accrued compensation......................................         6,759       2,500
  Accrued commissions.......................................         4,282       1,600
  Leasehold improvements allowance..........................         8,424          --
  Deferred revenue..........................................        22,042       1,717
  Other accrued liabilities.................................        12,935       7,394
  Income tax liability......................................         3,138       1,650
  Capital lease obligations, current portion................            --       1,648
                                                                ----------  ----------
          Total current liabilities.........................        96,603      29,927
Long term deposit...........................................           306          --
Commitments (Note 4)
Stockholders' equity:
  Convertible preferred stock, $.001 par value, issuable
    in series: 2,000,000 shares authorized; no shares
    issued and outstanding..................................            --          --
  Common stock, $.001 par value; 150,000,000 shares
     authorized; 106,670,964 and 98,690,460 shares
     issued and June 30, 2000 and 1999, respectively........           106          98
  Additional paid-in capital................................       423,044     165,569
  Deferred stock compensation...............................           (78)       (197)
  Accumulated other comprehensive loss......................          (623)       (118)
  Accumulated deficit.......................................        (3,428)    (23,476)
                                                                 ---------   ---------
          Total stockholders' equity........................       419,021     141,876
                                                                 ---------   ---------
                                                                 $ 515,930   $ 171,803
                                                                 =========   =========

         See accompanying notes to consolidated financial statements.

                            EXTREME NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                            Years Ended June 30,
                                                    -----------------------------------
                                                        2000         1999         1998
                                                    -----------   ---------    --------
Net revenue.......................................    $261,956     $ 98,026    $ 23,579
Cost of revenue...................................     126,916       48,520      14,897
                                                      --------    ---------    --------
Gross profit......................................     135,040       49,506       8,682
Operating expenses:
  Research and development........................      32,737       17,036      10,668
  Sales and marketing.............................      67,146       27,056       9,601
  General and administrative......................      11,852        6,859       2,440
  Amortization of goodwill and purchased
   intangibles....................................       7,051           --          --
                                                      --------     --------    --------
       Total operating expenses...................     118,786       50,951      22,709
                                                      --------     --------    --------
Operating income (loss)...........................      16,254       (1,445)    (14,027)
Interest income...................................      14,638        1,855
Interest expense..................................        (490)        (398)       (326)
Other income (loss), net..........................         (33)          21        (196)
                                                      --------     --------    --------
Income (loss) before income taxes.................      30,369           33     (13,936)
Provision for income taxes........................      10,321        1,650          --
                                                      --------     --------    --------
Net income (loss).................................    $ 20,048     $ (1,617)   $(13,936)
                                                      ========     ========    ========

Basic net income (loss) per share.................    $   0.20     $  (0.09)   $  (1.59)
Diluted net income (loss) per share...............    $   0.18     $  (0.09)   $  (1.59)

Weighted average shares outstanding
 used in computing basic net income
 (loss) per share.................................     100,516       18,924       8,758
Weighted average shares outstanding
 used in computing diluted net
 income (loss) per share..........................     111,168       18,924       8,758

         See accompanying notes to consolidated financial statements.

                            EXTREME NETWORKS, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     (in thousands, except share amounts)


                                                  Convertible                                                Accumulated
                                                Preferred Stock     Common Stock    Additional    Deferred      Other
                                                ---------------     ------------     Paid-In       Stock     Comprehensive
                                                Shares   Amount   Shares     Amount  Capital   Compensation      Loss
                                                ------   ------   ------     ------  -------   ------------      ----
Balances at June 30, 1997 .................     46,932    $ 46    21,620     $ 22   $ 17,160     $  --        $  --
Issuance of warrant for 96,694 shares of
 Series B convertible preferred stock .....       --        --        --       --         28        --           --
Issuance of Series C convertible preferred
 stock to investors for cash (less
 issuance costs of $416)...................     11,190      12        --       --     20,105        --           --
Issuance of warrant for 140,352 shares of
 Series C convertible preferred stock .....         --      --        --       --        140        --           --
Exercise of options to purchase
 common stock .............................         --      --     1,450        2        145        --          --
Deferred stock compensation ...............         --      --        --       --        437      (437)         --
Amortization of deferred stock
 compensation .............................         --      --        --       --         --        68          --
Net loss ..................................         --      --        --       --         --        --          --
                                                ------    ----   -------     ----     ------     -----        ----
Balances at June 30, 1998 .................     58,122      58    23,070       24     38,015      (369)         --
Comprehensive loss:
 Net loss .................................         --      --        --       --         --        --          --
 Other comprehensive loss, net of tax:
  Change in unrealized loss on
   investments.............................         --      --        --       --         --        --        (112)
  Foreign currency translation adjustment..         --      --        --       --         --        --          (6)
 Other comprehensive loss .................         --      --        --       --         --        --          --
Comprehensive loss ........................         --      --        --       --         --        --          --
Issuance of warrants to purchase 80,000
 shares of common stock ...................         --      --        --       --        948        --          --
Issuance of common stock in conjunction
 with initial public offering (less
 issuance costs of $1,948).................         --      --    16,100       16    125,306        --          --
Conversion of preferred stock to common
 stock in conjunction with initial
 public offering ..........................    (58,122)    (58)   58,122       58         --        --          --
Exercise of warrants to purchase
 common stock .............................         --      --       264       --         --        --          --
Exercise of options to purchase
 common stock .............................         --      --     1,134       --      1,300        --          --
Amortization of deferred stock
 compensation .............................         --      --        --       --         --       172          --
                                                ------    ----   -------     ----     ------    ------        ----
Balances at June 30, 1999 .................         --      --    98,690       98    165,569      (197)       (118)
Comprehensive income:
 Net income ...............................         --      --        --       --         --        --          --
 Other comprehensive loss, net of tax:
  Change in unrealized loss on
   investments.............................         --      --        --       --         --        --        (503)
  Foreign currency translation adjustment..         --      --        --       --         --        --          (2)
 Other comprehensive loss .................         --      --        --       --         --        --          --
Comprehensive income ......................         --      --        --       --         --        --          --
Issuance of common stock in conjunction
 with secondary public offering(less
 issuance costs of $910) ..................         --      --     4,748        6    174,022        --          --
Exercise of warrants to purchase
 common stock .............................         --      --       370       --         --        --          --
Exercise of options to purchase
 common stock .............................         --      --     2,392        2      3,387        --          --
Issuance of common stock under employee
 stock purchase plan ......................         --      --       470       --      3,966        --          --
Issuance of warrants for goodwill and
 purchased intangibles ....................         --      --        --       --     54,324        --          --
Tax benefit from employee stock
 transactions .............................         --      --        --       --     21,600        --          --
Stock compensation for options granted to
 consultants ..............................         --      --        --       --        176        --          --
Amortization of deferred stock
 compensation .............................         --      --        --       --         --       119          --
                                                ------    ----  --------     ----   --------     -----       -----
Balances at June 30, 2000 .................         --    $ --  $106,670     $106   $423,044     $ (78)      $(623)
                                                ======    ====  ========     ====   ========     =====       =====

                                                                       Total
                                                       Accumulated  Stockholders'
                                                         Deficit       Equity
                                                         -------       ------
Balances at June 30, 1997 .................             $ (7,923)   $  9,305
Issuance of warrant for 96,694 shares of
 Series B convertible preferred stock .....                   --          28
Issuance of Series C convertible preferred
 stock to investors for cash (less
 issuance costs of $416)...................                   --      20,117
Issuance of warrant for 140,352 shares of
 Series C convertible preferred stock .....                   --         140
Exercise of options to purchase
 common stock .............................                   --         147
Deferred stock compensation ...............                   --          --
Amortization of deferred stock
 compensation .............................                   --          68
Net loss ..................................              (13,936)    (13,936)
                                                        --------    --------
Balances at June 30, 1998 .................              (21,859)     15,869
Comprehensive loss:
 Net loss .................................               (1,617)     (1,617)
 Other comprehensive loss, net of tax:
  Change in unrealized loss on
   investments.............................                   --        (112)
  Foreign currency translation adjustment..                   --          (6)
                                                                    --------
 Other comprehensive loss .................                   --        (118)
                                                                    --------
Comprehensive loss ........................                   --      (1,735)
Issuance of warrants to purchase 80,000
 shares of common stock ...................                   --         948
Issuance of common stock in conjunction
 with initial public offering (less .......
 issuance costs of $1,948).................                   --     125,322
Conversion of preferred stock to common
 stock in conjunction with initial
 public offering ..........................                   --          --
Exercise of warrants to purchase
 common stock .............................                   --          --
Exercise of options to purchase
 common stock .............................                   --       1,300
Amortization of deferred stock
 compensation .............................                   --         172
                                                        --------     -------
Balances at June 30, 1999 .................              (23,476)    141,876
Comprehensive income:
 Net income ...............................               20,048      20,048
 Other comprehensive loss, net of tax:
  Change in unrealized loss on
   investments.............................                   --        (503)
  Foreign currency translation adjustment..                   --          (2)
                                                                    --------
 Other comprehensive loss .................                   --        (505)
                                                                    --------
Comprehensive income ......................                   --      19,543
Issuance of common stock in conjunction
 with secondary public offering(less
 issuance costs of $910) ..................                   --     174,028
Exercise of warrants to purchase
 common stock .............................                   --          --
Exercise of options to purchase
 common stock .............................                   --       3,389
Issuance of common stock under employee
 stock purchase plan.......................                   --       3,966
Issuance of warrants for goodwill and
 purchased intangibles.....................                   --      54,324
Tax benefit from employee stock
 transactions..............................                   --      21,600
Stock compensation for options granted to
 consultants...............................                   --         176
Amortization of deferred stock
 compensation .............................                   --         119
                                                        --------    --------
Balances at June 30, 2000 .................             $ (3,428)   $419,021
                                                        ========    ========

         See accompanying notes to consolidated financial statements.

                            EXTREME NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                Years Ended June 30,
                                                                                --------------------
                                                                           2000          1999         1998
                                                                       --------      --------     --------
Operating activities
  Net income (loss)...............................................     $   20,048    $   (1,617)  $   (13,936)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
   Depreciation...................................................          6,992         5,733         1,453
   Amortization...................................................          7,052            --            --
   Warrants issued to a business partner..........................             --           948            --
   Amortization of deferred stock compensation....................            119           172            68
   Loss on equity investments.....................................            248            --            --
   Compensation expense for options granted to consultants........            176            --            --
   Changes in operating assets and liabilities:
       Accounts receivable........................................        (40,199)      (12,989)       (7,545)
       Inventories................................................        (21,175)       (2,503)          (86)
       Other current and noncurrent assets........................        (18,832)       (1,392)         (585)
       Accounts payable...........................................         25,605         3,425         9,244
       Accrued compensation.......................................          4,259         2,038           272
       Accrued commissions........................................          2,682         1,127           473
       Leasehold improvements allowance...........................          8,424            --            --
       Deferred revenue...........................................         20,325         1,434           283
       Other accrued liabilities..................................          4,101         4,727         2,203
       Income tax liability.......................................          4,688         1,650            --
       Long term deposit..........................................            306            --            --
       Due to shareholder.........................................             --            --          (109)
                                                                       ----------    ----------   -----------
  Net cash provided by (used in) operating activities.............         24,819         2,753        (8,265)
                                                                       ----------    ----------   -----------

Investing activities
  Capital expenditures............................................        (27,236)       (7,492)       (2,511)
  Purchases and maturities of investments.........................       (158,770)      (21,636)      (10,996)
  Minority investments............................................         (8,970)           --            --
                                                                       ----------    ----------   -----------
  Net cash used in investing activities...........................       (194,976)      (29,128)      (13,507)
                                                                       ----------    ----------   -----------

Financing activities
  Proceeds from issuance of convertible preferred stock...........             --            --        20,285
  Proceeds from issuance of common stock..........................        181,383       126,622           147
  Proceeds from notes payable.....................................             --           783         1,606
  Principal payments on notes payable.............................             --        (2,784)         (241)
  Principal payments of capital lease obligations.................         (1,648)         (613)         (562)
                                                                       ----------    ----------   -----------
  Net cash provided by financing activities.......................        179,735       124,008        21,235
                                                                       ----------    ----------   -----------

  Net increase (decrease) in cash and cash equivalents............          9,578        97,633          (537)
Cash and cash equivalents at beginning of period..................        107,143         9,510        10,047
                                                                       ----------    ----------   -----------
Cash and cash equivalents at end of period........................     $  116,721    $  107,143   $     9,510
                                                                       ==========    ==========   ===========

Supplemental disclosure of cash flow information:
  Interest paid...................................................     $      744    $      185   $       326
  Cash paid for taxes.............................................     $    5,828    $       --   $        --
Supplemental schedule of noncash investing and
    financing activities:
  Property and equipment acquired under capital lease
    obligations...................................................     $       --    $      278   $     1,588
  Warrants issued in connection with capital lease................     $       --    $       --   $       168
  Warrants issued for goodwill and purchased intangibles..........     $   54,324    $       --   $        --
  Warrants issued to a business partner...........................     $       --    $      948   $        --
  Deferred stock compensation.....................................     $       --    $       --   $       437
  Conversion of preferred stock to common stock...................     $       --    $       58   $        --
  Tax benefit from disqualifying dispositions.....................     $   21,600    $       --   $        --

         See accompanying notes to consolidated financial statements.

                            EXTREME NETWORKS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)   Summary of Significant Accounting Policies

Nature of Operations

     Extreme Networks, Inc. ("Extreme" or the "Company") was incorporated in California on May 8, 1996 and was reincorporated in Delaware on March 31, 1999. Extreme is a leading provider of broadband networking solutions for the Internet economy.

Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of Extreme and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated. Investments in which management intends to maintain more than a temporary 20% to 50% interest, or otherwise has the ability to exercise significant influence, are accounted for under the equity method. Investments in which we have less than a 20% interest and/or do not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value.

     Assets and liabilities of foreign operations are translated to U.S. dollars at current rates of exchange, and revenues and expenses are translated using weighted average rates. Foreign currency transaction gains and losses have not been material. Gains and losses from foreign currency translation are included as a separate component of other comprehensive income (loss).

     Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2000 presentation. Such reclassifications have not impacted previously reported operating income (loss).

Fiscal Year

     Effective July 1, 1999, Extreme changed its fiscal year from June 30/th/ to a 52/53-week fiscal accounting year. The June 30, 2000 year closed on July 2, 2000 and comprised 52 weeks of revenue and expense activity. All references herein to "fiscal 2000" or "2000" represent the fiscal year ended July 2, 2000. Quarterly results are based upon a 13-week reporting period.

Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for doubtful accounts, inventory reserves, depreciation and amortization, sales returns, warranty costs and income taxes. Actual results could differ from these estimates.

Cash Equivalents and Short-Term Investments

     Extreme considers cash and all highly liquid investment securities purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Extreme's investments comprise U.S., state and municipal government obligations and corporate securities. Investments with maturities of less than one year are considered short term and investments with maturities greater than one year are considered long term.

     To date, all marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses, when material, reported net-of-tax as a separate component of other comprehensive income. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on specific identification. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends.

Fair Value of Financial Instruments

     The carrying amounts of certain of Extreme's financial instruments, including cash and equivalents, approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments (see Note 2).

Transfer of Financial Assets

     The Company from time to time transfers specifically identified accounts receivable balances from customers to financing institutions, on a non-recourse basis. The Company records such transfers as sales of the related accounts receivable when it is considered to have surrendered control of such receivables under the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The impact of the above transaction reduced receivables and increased cash flows from operating activities in the consolidated statements of cash flows.

Inventories

     Inventories consist of raw materials and finished goods and are stated at the lower of cost or market (on a first-in, first-out basis).

          Inventories consist of:
                                          June 30, 2000           June 30, 1999
                                          -------------           -------------
               Raw materials                    $ 9,501                  $  700
               Finished goods                    14,300                   1,926
                                       ----------------        ----------------
                    Total                       $23,801                  $2,626
                                       ================        ================


Restricted Investments

     Extreme restricted $80.0 million of its investment securities as collateral for specified obligations of the lessee under the operating lease. These investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations under the Company's investment policy. (See
Note 4)

Concentration of Credit Risk, Product and Significant Customers and Supplier Information

     Financial instruments that potentially subject Extreme to concentration of credit risk consist principally of marketable investments and accounts receivable. Extreme places its investments only with high-credit quality issuers. Extreme will not invest an amount exceeding 10% of the corporation's combined cash, cash equivalent, short-term and long-term investments, in the securities of any one obligor or maker, except for obligations of the United States, obligations of United States agencies and money market accounts. Extreme performs ongoing credit evaluations of its customers and generally does not require collateral. To date, credit losses have been insignificant and within management's expectations. Extreme operates solely within one business segment, the development and marketing of switching solutions for the Internet economy. For fiscal 2000, there were no customers with sales greater than 10%. For fiscal 1999, Compaq and Hitachi Cable accounted for 21% and 13% of our net revenue, respectively.

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

Property and Equipment

Property and Equipment

     Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets of approximately three years. Property and equipment consist of the following (in thousands):

                                                                            June 30,
                                                                  -----------------------------
                                                                       2000          1999
                                                                       ----          ----
     Computer and other related equipment....................         $  27,257     $  8,661
     Office equipment, furniture and fixtures................             1,905        1,090
     Software................................................             4,956        3,146
     Leasehold improvements..................................             1,802        1,111
                                                                      ---------     --------
                                                                         35,920       14,008
     Less accumulated depreciation and amortization..........            (9,170)      (7,502)
                                                                      ---------     --------
     Property and equipment, net.............................         $  26,750     $  6,506
                                                                      =========     ========

Goodwill and Purchased Intangible Assets

     We record goodwill when the cost of net assets we acquire exceeds their fair value. Goodwill is amortized on a straight-line basis over lives ranging from 2 to 4 years. The cost of identified intangibles is generally amortized on a straight-line basis over periods ranging from 2 to 4 years. We regularly perform reviews to determine if the carrying value of assets is impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. If, in the future, management determines the existence of impairment indicators, we would use undiscounted cash flows to initially determine whether impairment should be recognized. If necessary, we would perform a subsequent calculation to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value would be calculated using the present value of estimated expected future cash flows. The cash flow calculations would be based on management's best estimates, using appropriate assumptions and projections at the time.

     The total purchase price of the goodwill and purchased intangible assets was allocated based on an independent appraisal obtained by the Company, to the tangible and intangible assets acquired based on their respective fair values on the date of acquisition as follows (in thousands):

          Customer list..............................      $ 4,169
          Acquired workforce.........................        4,615
          Goodwill...................................       48,050
                                                       -----------
                                                           $56,834
                                                       ===========


Revenue Recognition

     Extreme generally recognizes product revenue at the time of shipment, unless Extreme has future obligations such as installation or has to obtain customer acceptance. When significant obligations remain after products are delivered, revenue is only recognized after such obligations are fulfilled.

     Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets. Extreme has established a program which, under specified conditions, enables third party resellers to return products to us. The amount of potential product returns is estimated and provided for in the period of the sale. Revenue from service obligations is recognized ratably over the term of the contract period, which is typically 12 months. Extreme makes certain sales to partners in two-tier distribution channels. These customers are generally given privileges to return a portion of inventory and participate in various cooperative marketing programs. Extreme defers recognition of revenue on such sales until the product is sold by the distributors and also maintains appropriate accruals and allowances for all other programs.

     Upon shipment of products to its customers, Extreme provides for the estimated cost to repair or replace products that may be returned under warranty. Extreme's warranty period is typically 12 months from the date of shipment to the end user.

Advertising

Advertising

     We expense advertising costs as incurred. Advertising expenses for the years ended June 30, 2000, 1999 and 1998 were approximately $2.2 million, $1.1 million and $0.4 million, respectively.

Foreign Operations

     Extreme's foreign offices consist of sales, marketing and support activities through its foreign subsidiaries and overseas resellers and distributors. Operating income (loss) generated by Extreme's operating foreign subsidiaries and their corresponding identifiable assets were not material in any period presented.

     Extreme's export sales represented 45% and 53% of net revenue in 2000 and 1999, respectively. All of the export sales to date have been denominated in U.S. dollars and were derived from sales to Europe and Asia. Extreme recorded export sales over 10% (as a percentage of total net revenue) to the following countries:

                                                                                   Years Ended June 30,
                                                                                   --------------------
                                                                                   2000            1999
                                                                                   ----            ----
     Japan.....................................................................     19%             29%
     All other export sales to countries totaling less than 10% each...........     26%             24%

Net Income (Loss) Per Share

     Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per common share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per common share calculation plus the dilutive effect of options and warrants.

     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

                                                                                          Years Ended June 30,
                                                                                          --------------------
                                                                                     2000          1999          1998
                                                                                     ----          ----          ----
     Net income (loss)..................................................           $   20,048   $   (1,617)   $  (13,936)
                                                                                     ========     ========    ==========
          Weighted-average shares of common stock outstanding...........              103,734       27,324        22,384
          Less: Weighted-average shares subject to repurchase...........               (3,218)      (8,400)      (13,626)
                                                                                   ----------   ----------    ----------
     Weighted-average shares used in computing basic
        net income (loss) per common share..............................              100,516       18,924         8,758
                                                                                   ==========   ==========    ==========
     Incremental shares using the treasury stock method                                10,652           --            --
     Weighted-average shares used in computing diluted
        net income (loss) per common share..............................              111,168       18,924         8,758
                                                                                   ----------       ======         =====
     Basic net income (loss) per common share...........................           $     0.20   $    (0.09)   $    (1.59)
                                                                                   ==========   ==========    ==========
     Diluted net income (loss) per common share.........................           $     0.18   $    (0.09)   $    (1.59)
                                                                                   ==========   ==========    ==========

     Share and per-share data presented reflect the two-for-one stock split effective to stockholders of record on August 10, 2000.

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

Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") effective for financial statements for periods beginning after December 15, 1997.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which extended the deferral of the application of FAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 15, 2000 the FASB also issued FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities) an Amendment to FASB Statement No. 133". FAS 138 amends the accounting and reporting standards of Statement 133 for certain derivative instruments and certain hedging activities. The Company will be required to adopt these pronouncements for the year ending June 30, 2001. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of FAS 133 and 138 are expected to have no material impact on the Company's financial condition or results of operations.

     In December 1999, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No.101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The implementation of SAB 101 has recently been deferred to no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Extreme is presently evaluating the potential impact of the adoption of SAB 101.

     In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25" (Interpretation No. 44). Interpretation No. 44 is effective July 1, 2000. The interpretation clarifies the application of APB Opinion No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange or stock compensation awards in a business combination. We do not anticipate that the adoption of Interpretation No. 44 will have a material impact on our financial position or the results of our operations.

2)   Financial Instruments

     The following is a summary of available-for-sale securities (in thousands):

                                                                                            Unrealized    Unrealized
                                                                Amortized        Fair        Holding       Holding
                                                                  Cost          Value         Gains         Losses
                                                                  ----          -----         -----         ------
June 30, 2000:
     Money market fund........................................   $  12,372      $ 12,372      $  --       $     --
     Commercial paper.........................................      71,929        71,889         --            (40)
     U.S. corporate debt securities...........................     107,994       107,410         29           (613)
     U.S. government agencies.................................       9,800         9,809         11             (2)
     U.S. tax exempt securities...............................      10,000        10,000         --             --
                                                                 ---------      --------    -------       --------
                                                                 $ 212,095      $211,480      $  40       $   (655)
                                                                 =========      ========    =======       ========
     Classified as:
          Cash equivalents....................................   $ 100,736      $100,696      $  --       $    (40)
          Short-term investments..............................      66,976        66,640         26           (362)
          Investments.........................................      44,383        44,144         14           (253)
                                                                 ---------      --------    -------       --------
                                                                 $ 212,095      $211,480      $  40       $   (655)
                                                                 =========      ========    =======       ========

                                                                                            Unrealized    Unrealized
                                                                Amortized        Fair        Holding       Holding
                                                                  Cost          Value         Gains         Losses
                                                                  ----          -----         -----         ------
June 30, 1999:
     Money market fund......................................    $       2       $      2    $       -     $       --

     Commercial paper..........................     110,265       110,241         --         (24)
     U.S. corporate debt securities............      15,885        15,797         --         (88)
     U.S. government agencies..................         300           300         --          --
                                                   --------     ---------      -----      ------
                                                   $126,452      $126,340      $  --      $ (112)
                                                   ========     =========      =====      ======

     Classified as:
          Cash equivalents.....................    $ 93,840      $ 93,821      $  --      $  (19)
          Short-term investments...............      16,427        16,422         --          (5)
          Investments..........................      16,185        16,097         --         (88)
                                                   --------      --------      -----      ------
                                                   $126,452      $126,340      $  --      $ (112)
                                                   ========      ========      =====      ======

3)   Business Combinations and Investments

      During the fiscal year ended June 30, 2000, Extreme acquired certain assets of a Company for a total cost of approximately $2.5 million of which $1.1 million has been paid. Extreme accounted for the acquisition using the purchase method of accounting, and incurs charges of approximately $157,000 per quarter related to the amortization of goodwill over the estimated useful life of four years. The entire purchase price was allocated to goodwill and purchased intangibles. Extreme recorded approximately $261,000 for amortization related to this acquisition in the year ended June 30, 2000.

      In April 2000, Extreme issued fully earned, non-forfeitable, fully exercisable warrants with a two year life to purchase 3 million shares of Extreme's common stock with an exercise price of $39.50 per share to a networking company in consideration of the networking company's selection of Extreme as the preferred vendor of next generation core backbone switching products to a certain group of the networking company's customers. The fair value of the warrants was approximately $54.3 million. The warrants were valued under a Black-Scholes model, using a volatility assumption of 1.04% and a two-year term. The value of the warrants is being amortized over approximately two years, which is the estimated economic life of the acquired intangibles, comprising of customer list, workforce and goodwill.

      Extreme made several additional investments during the year ended June 30, 2000 totaling $7.7 million, which are reflected in "Other assets" in the accompanying consolidated balance sheets. Two investments were made in entities in which a related party of Extreme is also a significant investor. These investments totaled $3.4 million, net of Extreme's share of these affiliates' losses of $0.3 million. As these investments are being accounted for under the equity-method, the revenue and operating costs of these entities have not been included in Extreme's results from operations, however Extreme's share of these affiliates' losses have been included in other expense from the closing date of the related transactions forward. Pursuant to the terms of these two agreements, Extreme has certain rights to acquire the remaining shares of these entities under certain conditions for additional consideration. Under the terms of one of these equity investments, Extreme has been granted the right at any time prior to December 31, 2000 to purchase all of the outstanding capital stock and options for shares of Extreme common stock. Upon the attainment of certain technological milestones, the terms of one investment will obligate Extreme to purchase all the outstanding capital stock in fiscal 2001, payable in any combination of cash or shares of Extreme common stock. At June 30, 2000 the possibility of attainment of any of the technical milestones was remote. The remaining $4.3 million of investments at June 30, 2000 are being accounted for under the cost method. We expect to continue to make additional investments in the future.

4)   Commitments

      Extreme currently has outstanding fiscal year 2001 non-cancelable purchase order commitments for materials of approximately $73.3 million. The fiscal year 2000 purchase orders have been fulfilled and the related invoices have been accrued as of June 30, 2000. This expense is included within cost of revenue in the year ended June 30, 2000.

      In June 2000, we entered into an operating lease agreement to lease 275,000 square feet to house our primary facility in Santa Clara, California. Our lease payments will vary based on the LIBOR plus a spread which was 7.14% at June 30, 2000. Our lease payments are estimated to be approximately $5.7 million on an annual basis over the lease term. The lease is for five years and can be renewed for two five-year periods, subject to the approval of the lessor. At the expiration or termination of the lease, we have the option to either purchase the property for $80.0 million, or arrange for the sale of the property to a third party for at least $80.0 million with a contingent liability for any deficiency. If the property is not purchased or sold as described above, we will be obligated for an additional lease payment of approximately $68.0 million.

     As part of the above lease transaction, Extreme restricted $80.0 million of its investment securities as collateral for specified obligations of the lessor under the lease. These investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations under Extreme's investment policy. The lease also requires us to maintain specified financial covenants with which we were in compliance as of June 30, 2000.

     Future payments under all noncancelable leases (net of future committed sublease proceeds of $9,161) at June 30, 2000 are as follows (in thousands):

     Years ending June 30:

          2001......................................        $ 2,691
          2002......................................          2,758
          2003......................................          5,200
          2004......................................          6,504
          2005......................................          6,242
                                                            -------
     Total minimum payments.........................        $23,395
                                                            =======

    Rent expense was approximately $2.9 million, $0.7 million and $0.8 million for 2000, 1999 and 1998, respectively. Sublease income for the years ended 2001, 2002 and 2003 was $3.9 million, $3.9 million and $1.4 million, respectively. These amounts were netted from the amounts in the above schedule.

5)   Stockholders' Equity

Common Stock Offering

     In April 1999, Extreme completed an initial public offering of 16,100,000 shares of common stock (including the underwriters' over-allotment provision) at a price of $8.50 per share. Concurrent with the initial public offering, all outstanding shares of preferred stock were converted to a total of 58,122,630 shares of common stock. Net proceeds from the offering were approximately $125.3 million net of offering costs.

     On October 20, 1999, Extreme announced the completion of a secondary public offering of approximately 15 million shares (including the underwriters' over-allotment provision) of its common stock at a price of $38.50 per share. Of these shares, Extreme sold 4,745,416 shares and existing stockholders sold 10,204,584 shares. Extreme raised approximately $174.0 million net of offering costs.

Preferred Stock

     The number of shares of preferred stock authorized to be issued at June 30, 2000 is 2,000,000 with a par value of $0.001 per share. The preferred stock may be issued from time to time in one or more series. The board of directors is authorized to provide for the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions on these shares. As of June 30, 2000, no shares of preferred stock had been issued.

Common Stock

     In May 1996, Extreme issued 9,450,000 shares of common stock to founders for cash. The common stock is subject to repurchase until vested; vesting with respect to 25% occurs on the first anniversary of the issuance date, with the balance vesting ratably over a period of three years as specified in the purchase agreements. At June 30, 1999, approximately 1,182,000 shares were subject to repurchase at their original issuance price (none at June 30, 2000).

Warrants

     In November 1996, Extreme issued warrants to a lease financing company to purchase 420,000 shares of Series A convertible preferred stock with an exercise price of $.17 per share, in consideration for equipment leases and a loan. In July 1997, Extreme issued warrants to the same lease financing company to purchase 96,694 shares of Series B convertible preferred stock with an exercise price of $.69 per share, in consideration for equipment leases. Concurrent with the initial public offering, these warrants converted into the right to purchase equivalent number of shares of common stock at the same exercise price per share. The warrants may be exercised at any time within a period of (i) 10 years or (ii) 5 years from the effective date of the initial public offering, whichever is longer. In May 1999, 294,000 of these warrants were exercised. In August 1999, 222,694 of these warrants were exercised.

     In November 1997, Extreme issued warrants to a lease financing company to purchase 158,102 shares of Series C convertible preferred stock with an exercise price of $1.27, in consideration for a loan. Concurrent with the initial public offering, these warrants converted into the right to purchase equivalent number of shares of common stock at the same exercise price per share. The warrants may be exercised at any time within a period which expires the sooner of (i) 10 years or (ii) 3 years from the effective date of the initial public offering. In August 1999, all of the 158,102 warrants were exercised.

     In June 1999, Extreme issued fully vested, non-forfeitable and exercisable warrants to a business partner to purchase 80,000 shares of Extreme's common stock with an exercise price of $29.03 per share. The fair value of these warrants was approximately $948,000. This value was expensed in fiscal 1999 as the warrants were issued in exchange for services rendered.

     As discussed in Note 3, in April 2000, Extreme issued fully earned, non-forfeitable, fully exercisable warrants with a two year life to purchase 3 million shares of Extreme's common stock with an exercise price of $39.50 per share.

     In June 2000, Extreme issued fully vested, non-forfeitable and exercisable options to consultants to purchase 120,000 shares of Extreme's common stock with an exercise price of $14.02 per share. The fair value of these options was approximately $1.7 million. The options were valued under a Black-Scholes model, using a volatility assumption of 1.04%. This amount will be amortized over two years as the services are rendered. The compensation expense for the year ended June 30, 2000 was $176,000.

Deferred Stock Compensation

     During the year ended June 30, 1998, in connection with the grant of certain stock options to employees, Extreme recorded deferred stock compensation of $437,000 representing the difference between the exercise price and the deemed fair value of Extreme's common stock on the date such stock options were granted. Such amount is included as a reduction of stockholders' equity and is being amortized by charges to operations on a graded vesting method. Extreme recorded amortization of deferred stock compensation expense of approximately $119,000, $172,000 and $68,000 for the years ended June 30, 2000, 1999 and 1998, respectively. At June 30, 2000, Extreme had a total of approximately $78,000 remaining to be amortized over the corresponding vesting period of each respective option, generally four years. The amortization expense relates to options awarded to employees in all operating expense categories.

Amended 1996 Stock Option Plan

     In January 1999, the board of directors approved an amendment to the 1996 Stock Option Plan (the "Plan") to (i) increase the share reserve by 10,000,000 shares, (ii) to remove certain provisions which are required to be in option plans maintained by California privately-held companies and (iii) to rename the Plan as the "Amended 1996 Stock Option Plan."

     Under the Plan, which was originally adopted in September 1996, options may be granted for common stock, pursuant to actions by the board of directors, to eligible participants. A total of 34,028,618 shares have been reserved under the Plan. Options granted are exercisable as determined by the board of directors. Options vest over a period of time as determined by the board of directors, generally four years. The term of the Plan is ten years. Options to purchase approximately 1,470,286 and 4,655,558 shares of common stock have been exercised as of June 30, 2000 and 1999, respectively, but are subject to repurchase until vested. As of June 30, 2000, 3,834,388 shares were available for future grant under the Plan.

2000 Stock Option Plan

     In March 2000, the board of directors adopted the 2000 Nonstatutory Stock Option Plan (the "Plan"). Options may be granted for common stock, pursuant to actions by the board of directors, to eligible participants. A total of 4,000,000 shares have been reserved under the Plan. Options vest over a period of time as determined by the board of directors, generally four years. The term of the Plan is ten years.

     The following table summarizes stock option activity under all plans:

                                                                                         Weighted-
                                                                                          Average
                                                                          Number of    Exercise Price
                                                                            Shares        Per Share
                                                                            ------        ---------
     Options outstanding at June 30, 1997...........................       3,151,500     $   .03
        Granted.....................................................       3,542,920     $   .65
        Exercised...................................................      (1,449,550)    $   .11
        Canceled....................................................         (37,000)    $   .18
                                                                        ------------
     Options outstanding at June 30, 1998...........................       5,207,870     $   .42
        Granted.....................................................       5,875,516     $  5.05
        Exercised...................................................      (1,135,600)    $   .93
        Canceled....................................................        (190,252)    $  3.34
                                                                        ------------
     Options outstanding at June 30, 1999...........................       9,757,534     $  3.04
        Granted.....................................................      12,404,750     $ 33.99
        Exercised...................................................      (2,392,472)    $  1.23
        Canceled....................................................      (1,374,704)    $ 26.91
                                                                        ------------
     Options outstanding at June 30, 2000...........................      18,395,108     $ 22.74
                                                                        ============

     Options to purchase 6,721,582 and 9,368,034 shares were exercisable at June 30, 2000 and 1999, respectively, with a weighted-average exercise price of $3.75 and $2.22, respectively.

     The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2000:

                                             Options Outstanding                                 Options Exercisable
                          -----------------------------------------------------------  ----------------------------------------
                                                  Weighted-           Weighted-                                 Weighted-
       Range of                                    Average             Average                                   Average
       Exercise                 Number            Remaining           Exercise                Number            Exercise
        Prices                Outstanding      Contractual Life         Price              Exercisable            Price
        ------                -----------      ----------------         -----              -----------            -----
                                                  (In years)
  $  0.01 -   2.88              3,854,758            7.32              $  1.43               3,854,758          $   1.43
  $  3.25 -  28.00              3,869,580            8.63              $ 11.15               2,769,948          $   5.96
  $ 28.03 -  32.57              1,896,868            9.25              $ 29.97                   8,126          $  29.03
  $ 32.72 -  33.32              4,051,500            9.39              $ 33.30                  88,750          $  33.32
  $ 33.57 -  57.50              4,722,402            8.87              $ 37.66                      --          $     --
                              -----------                                                  -----------
  $  0.01 -  57.50             18,395,108            8.65              $ 22.74               6,721,582          $   3.75
                              ===========                                                  ===========

1999 Employee Stock Purchase Plan

     In January 1999, the board of directors approved the adoption of Extreme's 1999 Employee Stock Purchase Plan (the "1999 Purchase Plan"). A total of 2,000,000 shares of common stock have been reserved for issuance under the 1999 Purchase Plan. The 1999 Purchase Plan permits eligible employees to acquire shares of Extreme's common stock through periodic payroll deductions of up to 15% of total compensation. No more than 1,250 shares may be purchased on any purchase date per employee. Each offering period will have a maximum duration of 12 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of Extreme's common stock on the first day of the applicable offering period or on the last day of the respective purchase period. The initial offering period commenced on the effectiveness of the initial public offering and ended on April 30, 2000. Through June 30, 2000, 470,978 shares were purchased under the 1999 Purchase Plan.

Stock-Based Compensation

     Extreme has elected to continue to follow APB 25 and related interpretations in accounting for its employee and director stock-based compensation plans. Because the exercise price of Extreme's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

     Pro forma information regarding net income (loss) has been determined as if Extreme had accounted for its stock-based awards to employees under the fair value method prescribed by FAS 123. The resulting effect on pro forma net income
(loss) disclosed is not
likely to be representative of the effects on net income (loss) on a pro forma basis in future years, due to subsequent years including additional grants and years of vesting.

     Prior to Extreme's initial public offering, the fair value of each option grant was determined on the date of grant using the minimum value method. Subsequent to the offering, the fair value of Extreme's stock-based awards to employees has been estimated using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because Extreme's stock-based awards have characteristics significantly different from those in traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of Extreme's stock-based awards. The following weighted-average assumptions were used to estimate fair value:

                                                Stock Option Plan                        Employee Stock Purchase Plan
                                     ---------------------------------------        --------------------------------------
                                              Years Ended June 30,                           Years Ended June 30,
                                     ---------------------------------------        --------------------------------------
                                       2000           1999          1998               2000          1999          1998
                                     ---------     ----------    -----------        ----------    -----------    ---------
Expected life                          3.4 yrs        3.5 yrs        6.0 yrs           0.6yrs     0.7 yrs.            --
Volatility                             1.12%           55%            --               1.12%       55%                --
Risk-free interest rate                6.3%           5.1%           6.0%               5.4%      5.0%                --

     The weighted-average estimated fair value of options granted in the years ended June 30, 2000, 1999 and 1998 was $24.23 $2.21 and $0.19, respectively. The weighted-average estimated fair value of shares granted under the 1999 Purchase Plan in the years ended June 30, 2000 and 1999 was $7.51 and $2.81, respectively.

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the options' vesting period. Pro forma information follows (in thousands, except per share amounts):

                                                                                     Years Ended June 30,
                                                                                     --------------------
                                                                                2000          1999         1998
                                                                                ----          ----         ----
     Pro forma net loss under FAS 123...................................  $ (31,088)    $ (4,066)    $ (14,053)
     Net loss per common share - pro forma under FAS 123:
        Basic and diluted...............................................  $   (0.32)    $  (0.22)    $   (1.61)

6)   Income Taxes

      Due to operating losses and the inability to recognize the benefits therefrom, there was no tax provision for the year ended June 30, 1998.

     The provision for income taxes for the years ended June 30, 2000 and 1999 consists of the following (in thousands):

                                                                        Years Ended June 30,
                                                                        --------------------
                                                                     2000                 1999
                                                                     ----                 ----
          Current:
               Federal........................................     $  24,811              $    350
               State..........................................         2,026                   200
               Foreign........................................           306                 1,100
                                                                   ---------              --------
          Total current ......................................     $  27,143              $  1,650
                                                                   =========              ========

          Deferred:
               Federal                                             $(15,497)              $      -
               State                                                 (1,325)                     -
                                                                   --------               --------
          Total deferred                                           $(16,822)              $      -
                                                                   ========               ========

          Provision for income taxes                               $ 10,321               $  1,650
                                                                   ========               ========

     The tax benefit resulting from the exercise of nonqualified stock options and the disqualifying dispositions of shares acquired under Extreme's incentive stock option plans was $21,600,000 for the year ended June 30, 2000. Such benefit was credited to additional paid-in capital.

     Pretax loss from foreign operations was $10,663,288 and $7,021,204 in the years ended June 30, 2000 and 1999, respectively.

     The difference between the provision for income taxes and the amount computed by applying the Federal statutory income tax rate (35 percent) to income before taxes is explained below (in thousands):

                                                                                 Years Ended June 30,
                                                                                 --------------------
                                                                          2000          1999           1998
                                                                          ----          -----          ----
     Tax at federal statutory rate (benefit)........................   $   10,666     $     11       $(4,878)
     State income tax...............................................        1,018          200            --
     Federal alternative minimum taxes..............................           --          350            --
     Foreign taxes..................................................           69        1,100            --
     Unbenefited (utilized) net operating losses....................         (773)         (11)        4,878
     Tax credits....................................................       (1,576)          --            --
     Valuation allowance decrease...................................       (5,148)          --            --
     Unbenefited foreign loss.......................................        3,974           --            --
     Other..........................................................        2,091           --            --
                                                                       ----------     --------       -------
          Total.....................................................   $   10,321     $  1,650       $    --
                                                                       ==========     ========       =======

     Significant components of Extreme's deferred tax assets are as follows (in thousands):

                                                                                    Years Ended June 30,
                                                                                    --------------------
                                                                                     2000          1999
                                                                                     ----          ----
     Deferred tax assets:
          Net operating loss carryforwards.........................................  $    431     $  1,647
          Tax credit carryforwards.................................................     2,358        2,238
          Depreciation.............................................................     1,951          407
          Deferred revenue.........................................................     3,545          373
          Warrant amortization.....................................................     2,673           --
          Other reserves and accruals .............................................     7,500        3,887
                                                                                     --------     --------
     Total deferred tax assets.....................................................    18,458        8,552
     Valuation allowance...........................................................       --        (8,552)
                                                                                     --------     --------
     Net deferred tax assets.......................................................  $ 18,458     $     --
                                                                                     ========     ========

     The net valuation allowance decreased by $8,522,000 and $1,019,000 during the years ended June 30, 2000 and 1999, respectively.

     As of June 30, 2000, Extreme had net operating loss carryforwards for state tax purposes of approximately $7,500,000. Extreme also had federal and state research and development tax credit carryforwards of approximately $1,000,000 and $1,800,000, respectively. The state net operating loss carryforwards will expire in 2004, if not utilized.

     Utilization of the net operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

7)   Comprehensive Income (Loss)

     The following are the components of accumulated other comprehensive loss, net of tax (in thousands):

                                                                                          Years Ended June 30,
                                                                                          --------------------
                                                                                     2000         1999         1998
                                                                                     ----         -----        ----

     Unrealized gain (loss) on investments......................................     $  (615)     $  (112)     $   --
     Foreign currency translation adjustments...................................          (8)          (6)         --
                                                                                     -------      -------      ------
        Accumulated other comprehensive loss....................................     $  (623)     $  (118)     $   --
                                                                                     =======      =======      ======

     The following schedule of other comprehensive income (loss) shows the gross current-period gain (loss) and the reclassification adjustment (in thousands):

                                                                                          Years Ended June 30,
                                                                                          --------------------
                                                                                     2000         1999         1998
                                                                                     ----         -----        ----
     Unrealized gain (loss) on investments:
        Unrealized gain (loss) on available-for-sale securities.................    $ (508)      $ (112)      $   --
        Less: reclassification adjustment for gain (loss) realized in
               net income (loss)................................................         5           --           --
                                                                                    ------       ------       ------
     Net unrealized gain (loss) on investments..................................      (503)        (112)          --
     Foreign currency translation adjustments...................................        (2)          (6)          --
                                                                                    ------       ------       ------
     Other comprehensive income (loss)..........................................    $ (505)      $ (118)      $   --
                                                                                    ======       ======       ======

8)  401(k) Plan

     Extreme provides a tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan, which covers our eligible employees. Pursuant to the 401(k) plan, employees may elect to reduce their current annual compensation up to the lesser of 20% or the statutorily prescribed limit, which is $10,000 in calendar year 2000, and have the amount of the reduction contributed to the 401(k) plan.

9)  Subsequent Event

     On July 19, 2000 Extreme announced a two-for-one stock split in the form of a stock dividend to be paid on August 24, 2000 to stockholders of record on August 10, 2000. All share and per share data have been restated to give retroactive effect to this stock split.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                   PART III

     Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement").

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

Item 13. Certain Relationships and Related Transactions.

     The information required by this section is incorporated by reference from the information in the section titled "Certain relationships and related transactions" in the Proxy statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as a part of this Form 10-K:

     (1)  Financial Statements:

          Reference is made to the Index to Consolidated Financial Statements of Extreme Networks, Inc. under Item 8 in Part II of this Form 10-K.

     (2)  Financial Statement Schedules:

          The following financial statement schedule of Extreme Networks, Inc. for the years ended June 30, 2000, 1999 and 1998 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Extreme Networks, Inc.

                                                                       Reference
                                                                          Page

Schedule II-- Valuation and Qualifying Accounts.......................     52

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3)  Exhibits:

          The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

   Exhibit
   Number    Notes                      Description of Document
  ---------  -----                      -----------------------
    2.1       (1)     Form of Agreement and Plan of Merger between Extreme
                      Networks, a California corporation, and Extreme Networks,
                      Inc., a Delaware corporation.
    3.1       (1)     Certificate of Incorporation of Extreme Networks, Inc., a
                      Delaware Corporation.
    3.2       (1)     Form of Certificate of Amendment of Certificate of
                      Incorporation of Extreme Networks, Inc., a Delaware
                      Corporation.
    3.3       (1)     Form of Amended and Restated Bylaws of Extreme Networks,
                      Inc., a Delaware Corporation.
    4.1       (1)     Second Amended and Restated Rights Agreement dated January
                      12, 1998 between Extreme Network and certain stockholders.
   10.1       (1)     Form of Indemnification Agreement for directors and
                      officers.
   10.2       (1)     Amended 1996 Stock Option Plan and forms of agreements
                      thereunder.*
   10.3       (1)     1999 Employee Stock Purchase Plan.*
   10.4       (1)     Sublease, dated June 5, 1997 between NetManage, Inc. and
                      Extreme Networks, Inc., a California corporation, to
                      Master Lease, dated September 30, 1994, between Cupertino
                      Industrial Associates and NetManage, Inc.
   10.5       (1)     Sublease, dated January 1, 1999 between Apple Computer,
                      Inc., a California corporation, and Extreme Networks,
                      Inc., a California corporation, to Lease Agreement, as amended.

   10.6 Form of Warrant to Purchase Common Stock between 3Com Corporation and Extreme Networks, Inc.
   10.7               Form of 2000 Nonstatutory Stock Option Plan.*
   10.8 Form of Lease Agreement (Land) dated June 1, 2000 by and between BNP Leasing Corporation, a Delaware corporation ("BNPLC") and Extreme Networks, Inc. a Delaware corporation ("Extreme").
   10.9 Form of Lease Agreement (Improvements) dated June 1, 2000, executed by and between BNPLC and Extreme.
   10.10 Form of Purchase Agreement (Land) dated to be effective as of June 1, 2000, executed by and between BNPLC and Extreme.
   10.11 Form of Purchase Agreement (Improvements) dated to be effective as of June 1, 2000, executed by and between BNPLC and Extreme.
   10.12 Form of Pledge Agreement (Land) dated to be effective as of June 1, 2000, among BNPLC, BNP Paribas (as Agent), and Extreme.
   10.13 Form of Pledge Agreement (Improvements) dated to be effective as of June 1, 2000, among BNPLC, BNP Paribas (as Agent), and Extreme.
   21.1               Subsidiaries of Registrant.
   23.1               Consent of Ernst and Young LLP, Independent Auditors.
   24.1               Power of Attorney (see page 53 of this Form 10-K).
   27.1               Financial Data Schedule (available in EDGAR format only).

_____________

*    Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-71921).

(b)  Reports on Form 8-K:

     No reports on form 8-K were filed by the Company during the three months ended June 30, 2000.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                (In thousands)

                                                                Reversals
                                  Balance at     Charged to     to costs                      Balance at
                                   beginning      costs and        and                         end of
          Description              of period      expenses      expenses     (Deductions)      period
          -----------            ------------   ------------   ----------   --------------   -----------
Allowance for doubtful accounts
  2000.........................     $1,374         $   --         $ --         $ (137)        $  1,237
  1999.........................        433          1,364           --           (423)           1,374
  1998.........................         --            470           --            (37)             433

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2000.

                                        EXTREME NETWORKS, INC.
                                        (Registrant)

                                        By:         /s/ GORDON L. STITT
                                           -------------------------------------
                                                        Gordon L. Stitt
                                                          President
                                                    Chief Executive Officer
                                                     Chairman of the Board
                                                       September 28, 2000

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

          /s/ GORDON L. STITT                                      /s/ PROMOD HAQUE
-----------------------------------------------       -----------------------------------------------
              Gordon L. Stitt                                          Promod Haque
     President, Chief Executive Officer                                   Director
           Chairman of the Board                                     September 28, 2000
            September 28, 2000

         /s/ VITO E. PALERMO                                      /s/ LAWRENCE K. ORR
-----------------------------------------------       -----------------------------------------------
             Vito E. Palermo                                          Lawrence K. Orr
   Vice President & Chief Financial Officer                               Director
 (Principal Financial and Accounting Officer)                        September 28, 2000
            September 28, 2000

          /s/ CHARLES CARINALLI                                      /s/ PETER WOLKEN
-----------------------------------------------       -----------------------------------------------
              Charles Carinalli                                          Peter Wolken
                  Director                                                 Director
             September 28, 2000                                       September 28, 2000

                                 EXHIBIT INDEX

  Exhibit
  Number     Notes                   Description of Document
 ---------   -----                   -----------------------
    2.1       (1)     Form of Agreement and Plan of Merger between Extreme
                      Networks, a California corporation, and Extreme Networks,
                      Inc., a Delaware corporation.
    3.1       (1)     Certificate of Incorporation of Extreme Networks, Inc., a
                      Delaware Corporation.
    3.2               Form of Certificate of Amendment of Certificate of
                      Incorporation of Extreme Networks, Inc., a Delaware
              (1)     Corporation.
    3.3       (1)     Form of Amended and Restated Bylaws of Extreme Networks,
                      Inc., a Delaware Corporation.
    4.1       (1)     Second Amended and Restated Rights Agreement dated January
                      12, 1998 between Extreme Network and certain stockholders.
   10.1       (1)     Form of Indemnification Agreement for directors and
                      officers.
   10.2       (1)     Amended 1996 Stock Option Plan and forms of agreements
                      thereunder.*
   10.3       (1)     1999 Employee Stock Purchase Plan.*
   10.4       (1)     Sublease, dated June 5, 1997 between NetManage, Inc. and
                      Extreme Networks, Inc., a California corporation, to
                      Master Lease, dated September 30, 1994, between Cupertino
                      Industrial Associates and NetManage, Inc.
   10.5       (1)     Sublease, dated January 1, 1999 between Apple Computer,
                      Inc., a California corporation, and Extreme Networks,
                      Inc., a California corporation, to Lease Agreement, as amended.
   10.6               Form of Warrant to Purchase Common Stock between 3Com
                      Corporation and Extreme Networks, Inc.
   10.7               Form of 2000 Nonstatutory Stock Option Plan.*
   10.8               Form of Lease Agreement (Land) dated June 1, 2000 by and
                      between BNP Leasing Corporation, a Delaware corporation
                      ("BNPLC") and Extreme Networks, Inc. a Delaware corporation ("Extreme").
   10.9               Form of Lease Agreement (Improvements) dated June 1, 2000, executed by and between BNPLC and Extreme.
   10.10              Form of Purchase Agreement (Land) dated to be effective as of June 1, 2000, executed by and between BNPLC and Extreme.
   10.11              Form of Purchase Agreement (Improvements) dated to be
                      effective as of June 1, 2000, executed by and between BNPLC and Extreme.
   10.12              Form of Pledge Agreement (Land) dated to be effective as
                      of June 1, 2000, among BNPLC, BNP Paribas (as Agent), and
                      Extreme.
   10.13              Form of Pledge Agreement (Improvements) dated to be
                      effective as of June 1, 2000, among BNPLC, BNP Paribas (as
                      Agent), and Extreme.
   21.1               Subsidiaries of Registrant.
   23.1               Consent of Ernst and Young LLP, Independent Auditors.
   24.1               Power of Attorney (see page 53 of this Form 10-K).
   27.1               Financial Data Schedule (available in EDGAR format only).

____________

*    Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-71921).