Form 10-Q
period 2000-10-01
EXTREME NETWORKS INC
filed 2000-11-14
CIK 1078271

--------------------------------------------------------------------------------


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

     (Mark One)

     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     -
        EXCHANGE ACT OF 1934

     For the quarter ended October 1, 2000  OR

     _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                       Commission file number 000-25711

                            EXTREME NETWORKS, INC.
            (Exact name of Registrant as specified in its charter)


               DELAWARE                                  77-0430270
     ----------------------------           ------------------------------------
     [State or other jurisdiction           [I.R.S. Employer Identification No.]
   of incorporation or organization]

           3585 Monroe Street
        Santa Clara, California                            95051
---------------------------------------                  ----------
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

                                Yes   X      No
                                      -

    The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at November 1, 2000 was 107,609,207


--------------------------------------------------------------------------------

                            EXTREME NETWORKS, INC.
                                   FORM 10-Q
                    QUARTERLY PERIOD ENDED OCTOBER 1, 2000


                                     INDEX

                                                                                                 PAGE
PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited):

        Condensed Consolidated Balance Sheets
        September 30, 2000 and June 30, 2000                                                       3

        Condensed Consolidated Statements of Operations
        Three months ended September 30, 2000 and September 30, 1999                               4

        Condensed Consolidated Statements of Cash Flows
        Three months ended September 30, 2000 and September 30, 1999                               5

        Notes to Condensed Consolidated Financial Statements (Unaudited)                           6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                       12

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                  Not Applicable

Item 2. Changes in Securities                                                              Not Applicable

Item 3. Defaults Upon Senior Securities                                                    Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders                                Not Applicable

Item 5. Other Information                                                                  Not Applicable

Item 6. Exhibits and Reports on Form 8-K                                                          26

Signatures                                                                                        27

Part I. Financial Information
Item 1. Financial Statements

                            EXTREME NETWORKS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                          September 30,          June 30,
                                                                              2000                 2000
                                                                          -------------       -------------
                                                                          (Unaudited)            (Note 1)
                                              Assets
Current assets:
 Cash and cash equivalents                                                     $ 63,506            $116,721
 Short-term investments                                                          49,593              66,640
 Accounts receivable, net                                                        74,186              60,996
 Inventories                                                                     59,228              23,801
 Other current assets                                                            31,993              34,326
                                                                          -------------       -------------
Total current assets                                                            278,506             302,484
Property and equipment,  net                                                     37,585              26,750
Restricted investments                                                           80,000              80,000
Investments                                                                      73,165              44,144
Goodwill and purchased intangibles                                               43,704              49,782
Other assets                                                                     15,951              12,770
                                                                          -------------       -------------

                                                                               $528,911            $515,930
                                                                          =============       =============

                               Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                                              $ 33,062            $ 39,023
 Accrued compensation                                                            10,276              11,041
 Leasehold improvements allowance                                                 8,250               8,424
 Deferred revenue                                                                26,134              22,042
 Other accrued liabilities                                                       12,424              12,935
 Income tax liability                                                                 -               3,138
                                                                          -------------       -------------
Total current  liabilities                                                       90,146              96,603
Long term deposit                                                                   306                 306
Commitments (Note 4)
Stockholders' equity:
 Common stock                                                                       107                 106
 Additional paid-in capital                                                     437,373             423,044
 Deferred stock compensation                                                        (57)                (78)
 Accumulated other comprehensive loss                                               (68)               (623)
 Retained earnings (accumulated deficit)                                          1,104              (3,428)
Total stockholders' equity                                                      438,459             419,021
                                                                          -------------       -------------

                                                                               $528,911            $515,930
                                                                          =============       =============

   See accompanying notes to the unaudited condensed consolidated financial statements.

                            EXTREME NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)



                                                                                      Three Months Ended
                                                                            ------------------------------------
                                                                            September 30,          September 30,
                                                                                2000                   1999
                                                                            -------------          -------------
Net revenue                                                                    $  119,342             $   47,218

Cost of revenue                                                                    58,090                 22,617
                                                                            -------------          -------------
Gross profit                                                                       61,252                 24,601

Operating expenses:
 Research and development                                                          11,743                  6,899
 Sales and marketing                                                               35,115                 11,080
 General and administrative                                                         4,279                  2,533
 Amortization of goodwill and purchased intangibles                                 6,850                      -
                                                                            -------------          -------------
      Total operating expenses                                                     57,987                 20,512

Operating income                                                                    3,265                  4,089
Interest and other income, net                                                      3,709                  1,692
                                                                            -------------          -------------

Income before income taxes                                                          6,974                  5,781

Provision for income taxes                                                          2,441                  1,734
                                                                            -------------          -------------

Net income                                                                     $    4,533             $    4,047
                                                                            =============          =============

* Basic net income per share                                                   $     0.04             $     0.04
                                                                            =============          =============
* Diluted net income per share                                                 $     0.04             $     0.04
                                                                            =============          =============

* Weighted average shares outstanding used in computing basic net
  income per share                                                                105,990                 94,052
                                                                            =============          =============
* Weighted average shares outstanding used in computing diluted net
  income per share                                                                118,892                107,166
                                                                            =============          =============


   See accompanying notes to the unaudited condensed consolidated financial statements.


   * Share and per-share data presented reflect the two-for-one stock split effective August 24, 2000

                            EXTREME NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)



                                                                                      Three Months Ended
                                                                            ------------------------------------
                                                                            September 30,          September 30,
                                                                                2000                   1999
                                                                            -------------          -------------
Operating activities:
 Net income                                                                    $    4,533             $    4,047
 Adjustments to reconcile net income to net cash provided by
  (used for) operating activities:
    Depreciation                                                                    2,984                  1,677
    Amortization                                                                    6,955                      -
    Amortization of deferred stock compensation                                        21                     35
    Loss on equity investments                                                        750                      -
    Compensation expense for options granted to consultants                           210                      -
    Changes in assets and liabilities:
       Accounts receivable                                                        (13,190)                (1,594)
       Inventories                                                                (35,427)                (2,135)
       Other current and noncurrent assets                                            525                 (1,397)
       Accounts payable                                                            (5,961)                  (251)
       Accrued compensation                                                          (765)                  (286)
       Leasehold improvements allowance                                              (174)                     -
       Deferred revenue                                                             4,092                  4,097
       Other accrued liabilities                                                     (511)                 1,633
       Income taxes payable                                                         2,530                  1,641
                                                                            -------------          -------------
 Net cash provided by (used for) operating activities                             (33,428)                 7,467
                                                                            -------------          -------------

Investing activities:
 Capital expenditures                                                             (13,819)                (5,221)
 Purchases and maturities of investments, net                                     (11,418)                (1,205)
 Minority investments                                                              (3,000)                     -
                                                                            -------------          -------------
 Net cash used for investing activities                                           (28,237)                (6,426)
                                                                            -------------          -------------

Financing activities:
 Proceeds from issuance of common stock                                             8,450                  1,623
 Principal payments of capital lease obligations                                        -                   (150)
                                                                            -------------          -------------
 Net cash provided by financing activities                                          8,450                  1,473
                                                                            -------------          -------------

Net increase (decrease) in cash and cash equivalents                              (53,215)                 2,514
Cash and cash equivalents at beginning of period                                  116,721                107,143
                                                                            -------------          -------------
Cash and cash equivalents at end of period                                     $   63,506             $  109,657
                                                                            =============          =============

   See accompanying notes to the unaudited condensed consolidated financial statements.

                            EXTREME NETWORKS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared by Extreme Networks, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Extreme Networks, Inc. and its wholly-owned subsidiaries ("Extreme" or collectively, the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2000 and the operating results and cash flows for the three months ended September 30, 2000 and September 30, 1999. The condensed balance sheet at June 30, 2000 has been derived from audited financial statements as of that date. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended June 30, 2000, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

     The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the future quarters or the fiscal year ending June 30, 2001. Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2001 presentation. Such reclassifications have not impacted previously reported operating income (loss).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     Extreme Networks, Inc. ("Extreme" or the "Company") was incorporated in California on May 8, 1996 and was reincorporated in Delaware on March 31, 1999. Extreme is a leading provider of high-performance, broadband networking solutions designed for the Internet economy.

Fiscal Year

     Effective July 1, 1999, Extreme changed its fiscal year from June 30th to a 52/53-week fiscal accounting year. The September 30, 2000 quarter closed on October 1, 2000 and comprised 13 weeks of revenue and expense activity.

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

Cash Equivalents and Short-Term Investments

     Extreme considers cash and all highly liquid investment securities purchased with an original or remaining maturity of less than three months at date of purchase to be cash equivalents Extreme's investments comprise U.S., state and municipal government obligations and corporate securities. Investments with maturities of less than one year are considered short term and investments with maturities greater than one year are considered long term.

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

Fair Value of Financial Instruments

     The carrying amounts of certain of Extreme's financial instruments, including cash and equivalents, approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

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

Inventories

     Inventories consist of raw materials and finished goods and are stated at the lower of cost or market (on a first-in, first-out basis).

     Inventories consist of:

                                 September 30, 2000     June 30, 2000
                                 ------------------     -------------
     Raw materials                   $    24,561         $   9,501
     Finished goods                       34,667            14,300
                                 ------------------------------------
          Total                      $    59,228         $  23,801
                                 ====================================


Restricted Investments

     Extreme restricted $80.0 million of its investment securities as collateral for specified obligations of the lessee under an operating lease for its campus facility. These investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations under the Company's investment policy.

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

                                              Three Months Ended
                                              ------------------
        Customer                   September 30, 2000    September 30, 1999
                                   ------------------    ------------------
         Tech Data Corporation             13%                   -
         Compaq                             -                   23%
         Hitachi Cable                      -                   11%

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

     The total purchase price of the goodwill and purchased intangible assets was allocated based on an independent appraisal obtained by the Company, to the tangible and intangible assets acquired based on their respective fair values on the date of acquisition as follows (in thousands):

          Customer list............................................... $  4,169
          Acquired workforce..........................................    4,615
          Goodwill....................................................   48,927
                                                                       --------
          Amortization of goodwill and purchased intangibles assets...  (14,007)
                                                                       ========
                                                                       $ 43,704
                                                                       ========

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

Advertising

     We expense advertising costs as incurred. Advertising expenses for the quarter ended September 30, 2000 and September 30, 1999 were approximately $0.4 million and $0.6 million, respectively.

Foreign Operations

     Extreme's foreign offices consist of sales, marketing and support activities through its foreign subsidiaries and overseas resellers and distributors. Operating income (loss) generated by Extreme's operating foreign subsidiaries and their corresponding identifiable assets were not material in any period presented.

     Extreme's export sales represented 51% and 42% of net revenue in the three months ended September 30, 2000 and September 30, 1999, respectively. All of the export sales to date have been denominated in U.S. dollars and were derived from sales to Europe and Asia.

Net Income Per Share

     Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per common share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per common share calculation plus the dilutive effect of options and warrants.

     The following table presents the calculation of basic and diluted net income per share (unaudited in thousands, except per share data):

                                                                 Three Months Ended
                                                                     September 30,
                                                                 2000            1999
                                                                 ----            ----
                                                                     (Unaudited)
Net income                                                     $  4,533        $  4,047
                                                               ========        ========

  Weighted-average shares of common stock outstanding           107,151          98,770
  Less: Weighted-average shares subject to repurchase            (1,161)         (4,718)
                                                               --------        --------
     Weighted-average shares used in computing basic
      net income per share                                      105,990          94,052
                                                               ========        ========
     Incremental shares using the treasury stock method          12,902          13,114
     Weighted-average shares used in computing diluted
      net income per share                                      118,892         107,166
                                                               ========        ========

Basic net income per share                                     $   0.04        $   0.04
                                                               ========        ========
Diluted net income per share                                   $   0.04        $   0.04
                                                               ========        ========

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

Recently Issued Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which extended the deferral of the application of FAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 15, 2000 the FASB also issued FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities) an Amendment to FASB Statement No. 133". FAS 138 amends the accounting and reporting standards of Statement 133 for certain derivative instruments and certain hedging activities. The Company will be required to adopt these pronouncements for the year ending June 30, 2001. Extreme enters into foreign exchange forward contracts to offset the impact of currency fluctuations on certain nonfunctional currency liabilities, denominated in Japanese Yen, the Euro and British pound. The foreign exchange forward contracts we enter into have original maturities ranging from one to three months. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results (see Note 4 to the Consolidated Financial Statements). We did not hold any forward contracts at September 30, 2000.

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

3.   BUSINESS COMBINATIONS AND INVESTMENTS

     During the fiscal year ended June 30, 2000, Extreme acquired certain assets of a Company for a total cost of approximately $2.5 million of which $1.5 million has been paid as of September 30, 2000. During the quarter ended September 30, 2000, Extreme acquired certain assets of a Company for a total cost of $0.9 million. Extreme accounts for these acquisitions using the purchase method of accounting, and incurs charges of approximately $212,000 per quarter related to the amortization of goodwill over the estimated useful life of four years. The entire purchase prices were allocated to goodwill and purchased intangibles.

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

     Extreme has made several additional investments totaling $9.9 million, which are reflected in "Other assets" in the accompanying consolidated balance sheets. Two investments were made in entities in which a related party of Extreme is also a significant investor. These investments totaled $2.7 million, net of Extreme's share of these affiliates' losses of $1.0 million. As these investments are being accounted for under the equity-method, the revenue and operating costs of these entities have not been included in Extreme's results from operations, however Extreme's share of these affiliates' losses have been included in other expense from the closing date of the related transactions forward. Pursuant to the terms of these two agreements, Extreme has certain rights to acquire the remaining shares of these entities under certain conditions for additional consideration. Under the terms of one of these equity investments, Extreme has been granted the right at any time prior to December 31, 2000 to purchase all of the outstanding capital stock and options for shares of Extreme common stock. Upon the attainment of certain technological milestones, the terms of one investment will obligate Extreme to purchase all the outstanding capital stock in fiscal 2001, payable in any combination of cash or shares of Extreme common stock. At September 30, 2000 the possibility of attainment of any of the technical milestones was remote. The remaining $7.2 million of investments at September 30, 2000 are being accounted for under the cost method. We expect to continue to make additional investments in the future.

4. COMMITMENTS

     In June 2000, we entered into an operating lease agreement to lease 275,000 square feet to house our primary facility in Santa Clara, California. Our lease payments will vary based on the LIBOR plus a spread which was 7.08% at September 30, 2000. Our lease payments are estimated to be approximately $5.7 million on an annual basis over the lease term. The lease is for five years and can be renewed for two five-year periods, subject to the approval of the lessor. At the expiration or termination of the lease, we have the option to either purchase the property for $80.0 million, or arrange for the sale of the property to a third party for at least $80.0 million with a contingent liability for any deficiency. If the property is not purchased or sold as described above, we will be obligated for an additional lease payment of approximately $68.0 million.

     As part of the above lease transaction, Extreme restricted $80.0 million of its investment securities as collateral for specified obligations as the lessee under an operating lease for its campus facility. These investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations under Extreme's investment policy. The lease also requires us to maintain specified financial covenants with which we were in compliance as of September 30, 2000.

     Foreign Exchange Forward Contracts

     While sales of the Company's products are generally denominated in U.S. dollars, operating expenses of the Company's international subsidiaries are remitted in foreign currency. As such, it is exposed to adverse movements in foreign currency exchange rates. The Company enters into foreign exchange forward contracts to reduce the impact of certain currency exposures. These contracts hedge exposures associated with nonfunctional currency liabilities denominated in Japanese Yen, the Euro and British pound. The Company does not enter into foreign exchange forward contracts for trading purposes. Gains and losses on the contracts are included in interest and other income, net, and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets and liabilities denominated in currencies other than the functional currency of the reporting entity. The Company's foreign exchange forward contracts generally range from one to three months in original maturity.

5. INCOME TAXES

     The Company has recorded a tax provision of $2.4 million for the three months ended September 30, 2000. The provision for income taxes consists primarily of federal taxes and state income taxes.

6. COMPREHENSIVE INCOME (LOSS)

     The following are the components of accumulated other comprehensive loss, net of tax (in thousands):

                                                                         September 30, 2000       June 30, 2000
                                                                         ------------------       -------------
     Unrealized gain (loss) on investments                                             $ 13               $(615)
     Foreign currency translation adjustments                                           (81)                 (8)
                                                                                       ----               -----
       Accumulated other comprehensive loss                                            $(68)              $(623)
                                                                                       ====               =====

     The following schedule of other comprehensive income shows the gross current-period gain (loss) and the reclassification adjustment (in thousands):

                                                                                   Three Months Ended
                                                                                   ------------------
                                                                         September 30, 2000   September 30, 1999
                                                                         ------------------   ------------------
                                                                                      (Unaudited)
     Net income                                                                      $4,533              $4,047
     Other comprehensive income:
       Change in unrealized gain on investments, net                                    628                 (17)
       Change in accumulated translation adjustments                                    (73)                 27
                                                                                     ------              ------
     Total comprehensive income                                                      $5,088              $4,057
                                                                                     ======              ======


7. STOCKHOLDERS' EQUITY AND STOCK SPLIT

     On July 19, 2000 Extreme announced a two-for-one stock split in the form of a stock dividend paid on August 24, 2000 to stockholders of record on August 10, 2000. All share and per share data have been restated to give retroactive effect to this stock split.



Part I. Financial Information
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

     When used in this discussion and elsewhere in this Form 10-Q, the words "may," "should," "believes," "expects," "anticipates," "estimates" and similar expressions identify forward-looking statements. Such statements, which include statements concerning recent hiring, operating expenses, ability to compete, anticipated growth, planned expansion of sales and support staff, introduction of new products, working capital, the availability and functionality of products under development, product mix, pricing trends, the mix of export sales, sales to significant customers and the availability and cost of products from the Company's suppliers, are subject to risks and uncertainties, including those set forth below under "Factors That May Affect Our Results." Our actual results could differ materially from those projected in these forward-looking statements which could have a material adverse effect on our business, operating results and financial condition. These forward-looking statements speak only as of the date hereof and there may be events in the future that would alter our expectations but which we are not able to predict accurately or over which we have no control.

     The following information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2000.

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

     Our revenue is derived from sales of our Summit, BlackDiamond and Alpine product families and fees for services relating to our products, including maintenance and training. The level of sales to any customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. See "Factors That May Affect Our Results--If a Key Reseller, OEM or Other Significant Customer Cancels or Delays a Large Purchase, Extreme's Revenues May Decline and the Price of Its Stock May Fall." Significant customer concentration as a percentage of net revenue is summarized below:

                                                                  Three Months Ended
                                                                  ------------------
           Customer                                     September 30, 2000  September 30, 1999
                                                        ------------------  ------------------
               Tech Data Corporation                            13%                 -
               Compaq                                            -                 23%
               Hitachi Cable                                     -                 11%

     We market and sell our products primarily through resellers, distributors and, to a lesser extent, OEMs and our field sales organization. We sell our products through more than 250 resellers in approximately 50 countries. For the three months ended September 30, 2000, sales to customers outside of North America accounted for approximately 51% of our net revenue. Currently, all of our international sales are denominated in U.S. dollars. We generally recognize product revenue at the time of shipment, unless we have future obligations for installation or have to obtain customer acceptance, in which case revenue is deferred until such obligations have been satisfied. We have established a program which, under specified conditions, enables third party resellers to return products to us. The amount of potential product returns is estimated and provided for in the period of the sale. Service revenue is recognized ratably over the term of the contract period, which is typically 12 months.

     We expect to experience some erosion of average selling prices of our products due to a number of factors, including competitive pricing pressures, promotional pricing and rapid technological change. Our gross margins will be affected by such declines and by fluctuations in manufacturing volumes, component costs and the mix of product configurations sold. In addition, our gross margins may fluctuate due to the mix of distribution channels through which our products are sold, including the potential effects of our development of a two-tier distribution channel. We generally realize higher gross margins on sales to resellers than on sales through our OEMs. Any significant decline in sales to our OEMs, resellers or distributors, or the loss of any of our OEMs, resellers or distributors could materially adversely affect our business, operating results and financial condition. In addition, new product introductions may result in excess or obsolete inventories. Any excess or obsolete inventories may also reduce our gross margins.

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

     Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and field service support functions, as well as trade shows and promotional expenses. We intend to pursue sales and marketing campaigns aggressively and therefore expect these expenses to increase significantly in absolute dollars in the future. In addition, we recently hired approximately 200 sales and marketing personnel and expect to continue to expand our field sales operations to support and develop leads for our resellers and distributors, which will also result in an increase in sales and marketing expenses.

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

     Despite growing revenues in all fiscal quarters since our inception, fiscal 2000 was the first year we achieved profitability in each of the four quarters. Our net income has not increased proportionately with the increase in our revenue primarily because of increased expenses relating to our growth in operations and in particular the recent accelerated hiring of sales and marketing personnel. Because of the lengthy sales cycle of our products, there is often a significant delay between the time we incur expenses and the time we realize the related revenue. See "Factors That May Affect Our Results--The Sales Cycle for Extreme's Products is Long and Extreme May Incur Substantial Non-Recoverable Expenses or Devote Significant Resources to Sales that Do Not Occur When Anticipated." To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, our operating results would be adversely affected. See "Factors That May Affect Our Results --A Number of Factors Could Cause Extreme's Quarterly Financial Results to Be Worse Than Expected, Resulting in a Decline in Its Stock Price."

     Due to the Company's issuance of warrants to a networking company as discussed in Note 3, future operating income will be reduced by approximately $7.0 million per quarter for each of the remaining quarters in fiscal 2001 and for three of the four fiscal quarters in fiscal 2002.

Results of Operations

The following table sets forth for the periods indicated certain financial data as a percentage of net revenue:

                                                                                        Three Months Ended
                                                                               September,              September,
                                                                                  2000                    1999
                                                                          -----------------       -----------------
Net revenue                                                                      100.0%                  100.0%
Cost of revenue                                                                   48.7                    47.9
                                                                          -----------------       -----------------
Gross profit                                                                      51.3                    52.1
                                                                          -----------------       -----------------
Operating expenses:
 Research and development                                                          9.8                    14.6
 Sales and marketing                                                              29.5                    23.4
 General and administrative                                                        3.6                     5.4
 Amortization of goodwill and purchased intangibles                                5.7                       -
                                                                          -----------------       -----------------
         Total operating expenses                                                 48.6                    43.4
                                                                          -----------------       -----------------
Operating income (loss)                                                            2.7                     8.7
Interest and other income, net                                                     3.1                     3.6
                                                                          -----------------       -----------------
Income (loss) before income taxes                                                  5.8                    12.3

Provision for income taxes                                                       2.0                     3.7
                                                                          -----------------       -----------------
Net income (loss)                                                                3.8%                    8.6%
                                                                          =================       =================

     Net revenue. Net revenue increased from $47.2 million for the three months ended September 30, 1999 to $119.3 million for the three months ended September 30, 2000, an increase of $72.1 million. Net revenue increased primarily from increased sales of our Summit stackable products, BlackDiamond modular product family and our Alpine product family, the market's growing acceptance of Extreme's existing and new product offerings, and a significant increase in our sales and marketing organizations.

     Export sales accounted for 51% and 42% of net revenue in the three months ended September 30, 2000 and 1999, respectively. We expect that export sales will continue to represent a significant portion of net revenue, although we cannot assure you that export sales as a percentage of net revenue will remain at current levels. All sales transactions are denominated in U.S. dollars.

     Gross profit. Gross profit increased from $24.6 million for the three months ended September 30, 1999 to $61.3 million for the three months ended September 30, 2000, an increase of $36.7 million, primarily due to the related increase in revenue. Gross margins decreased from 52.1% for the three months ended September 30, 1999 to 51.3% for the three months ended September 30, 2000. The changes in gross margin were due to a shift in mix of products sold, a shift in our channel mix and lower average selling prices due primarily to increased competition.

     Research and development expenses. Research and development expenses increased from $6.9 million for the three months ended September 30, 1999 to $11.7 million for the three months ended September 30, 2000, an increase of $4.8 million. The increase was primarily due to increases in headcount to support the Company's multiple product development efforts, nonrecurring engineering and initial product verification expenses.

     Sales and marketing expenses. Sales and marketing expenses increased from $11.1 million for the three months ended September 30, 1999 to $35.1 million for the three months ended September 30, 2000, an increase of $24.0 million. This increase was primarily due to the hiring of additional sales, marketing and customer support personnel, increased sales commission expenses resulting from increased revenues, increased promotional expenses, and the establishment of new sales offices.

     General and administrative expenses. General and administrative expenses increased from $2.5 million for the three months ended September 30, 1999 to $4.3 million for the three months ended September 30, 2000, an increase of $1.8 million. This increase was due primarily to the hiring of additional finance, information technology and legal and administrative personnel and increased professional fees and occupancy costs.

     Amortization of Goodwill and Purchased Intangibles. Amortization of goodwill and purchased intangibles was $6.9 million for the three months ended September 30, 2000. This amount was due to the Company's issuance of fully earned, non-forfeitable, fully exercisable warrants with a two year life to purchase 3 million shares of the Company's common stock with an exercise price of $39.50 per share as discussed in Note 3 of notes to consolidated financial statements. Future operating income will be reduced by approximately $7.0 million per quarter for each of the remaining quarters in fiscal 2001 and for three fiscal quarters in fiscal 2002.

     Interest and other income, net. Interest and other income, net increased from $1.7 million for the three months ended September 30, 1999 to $3.7 million for the three months ended September 30, 2000, an increase of $2.0 million. The increase was due to increased interest income earned as a result of the increased amount of cash and cash equivalents, short-term investments, restricted investments and long-term investments from the net proceeds we received from our initial public offering in April 1999 and our secondary public offering in October 1999.

     Income taxes. We recorded a tax provision of $2.4 million for the three months ended September 30, 2000. The provision for the three months ended September 30, 2000 results in an effective tax rate of 35% which consists primarily of federal taxes, state income taxes and foreign taxes, offset by the recognition of deferred tax assets. FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

     Cash and cash equivalents, short-term investments, restricted investments and investments decreased from $307.5 million at June 30, 2000 to $266.3 million at September 30, 2000, a decrease of $41.2 million. The decrease is primarily due to increases in accounts receivable and inventories and capital expenditures, partially offset by proceeds from issuance of common stock and net income. Accounts receivable increased 21.7% from June 30, 2000 to September 30, 2000. Days sales outstanding in receivables decreased from 59 days at June 30, 2000 to 56 days at September 30, 2000. Inventory levels increased 149% from June 30, 2000 to September 30, 2000. We expect that accounts receivable will continue to increase to the extent our revenues continue to rise. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements. Any such increase can be expected to reduce cash, cash equivalents, short-term investments and long-term investments.

     In June 2000, we entered into an operating lease agreement to lease 275,000 square feet to house our primary facility in Santa Clara, California. Our lease payments will vary based on the LIBOR plus a spread, which was 7.08% at September 30, 2000. Our lease payments are estimated to be approximately $5.7 million on an annual basis over the lease term. The lease is for five years and can be renewed for two five-year periods, subject to the approval of the lessor. At the expiration or termination of the lease, we have the option to either purchase the property for $80.0 million, or arrange for the sale of the property to a third party for at least $80.0 million with a contingent liability for any deficiency. If the property is not purchased or sold as described above, we will be obligated for an additional lease payment of approximately $68.0 million.

     As part of the above lease transaction, the Company restricted $80.0 million of its investment securities as collateral for specified obligations of the lessee under an operating lease for its campus facility. These investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations under the Company's investment policy. The lease also requires us to maintain specified financial covenants with which we were in compliance as of September 30, 2000.

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

     Factors That May Affect Our Results

Extreme Has a Limited History of Profitability and Cannot Assure You that it Will Continue to Achieve Profitability

     Although our revenue has grown in recent quarters, we cannot be certain that we will realize sufficient revenue to achieve continued profitability on a fiscal year basis. Fiscal 2000 was the first year in which Extreme achieved profitability in each of the four quarters. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate significantly higher revenue to sustain profitability. In particular, our recent hiring of approximately 200 sales and marketing personnel has substantially increased expenses. We expect that the hiring of such personnel will allow us to increase sales, however, we can not assure you that this will occur and we cannot assure you that operating margins will not be adversely affected by this or other hiring. In addition, the amortization of purchased intangibles and goodwill is estimated to be approximately $28.0 million and $21.0 million in fiscal 2001 and 2002, respectively.

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

 .    costs relating to possible acquisitions and integration of technologies or businesses; and

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

Extreme Expects the Average Selling Prices of Its Products to Decrease Which May Reduce Gross Margins or Revenue

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

     When we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. These actions could materially adversely affect our operating results by unexpectedly decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. The market for switching products is evolving and we believe our ability to compete successfully in this market is dependent upon the continued compatibility and interoperability of our products with products and architectures offered by other vendors. In particular, the networking industry has been characterized by the successive introduction of new technologies or standards that have dramatically reduced the price and increased the performance of switching equipment. To remain competitive we need to introduce products in a timely manner that incorporate or are compatible with these new technologies as they emerge. For example, last fiscal year we introduced a new generation chipset which was incorporated in a new product family which began shipping in the quarter ended March 31, 2000. We cannot assure you that these new products will be commercially successful. We have experienced delays in releasing new products and product enhancements in the past which delayed sales and resulted in lower quarterly revenue than anticipated. We may experience similar delays in product development and release in the future and any delay in product introduction could adversely affect our ability to compete and cause our operating results to be below our expectations or the expectations of public market analysts or investors.

Continued Rapid Growth Will Strain Extreme's Operations and Will Require Extreme to Incur Costs to Upgrade Its Infrastructure

     We have experienced a period of rapid growth and expansion which has placed, and continues to place, a significant strain on our resources. Even if we manage this growth effectively, we may make mistakes in operating our business such as inaccurate sales forecasting, incorrect material planning or inaccurate financial reporting, which may result in unanticipated fluctuations in our operating results. Our net revenue increased significantly during the last fiscal year, and from September 30, 1999 to September 30, 2000, the number of our employees increased from 317 to 792. We expect our anticipated growth and expansion to strain our management, operational and financial resources. Our management team has had limited experience managing such rapidly growing companies on a public or private basis. To accommodate this anticipated growth, we will be required to:

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

Because Substantially All of Extreme's Revenue is Derived From Sales of Three Product Families, Extreme is Dependent on Widespread Market Acceptance of These Products; Future Performance will Depend on the Introduction and Acceptance of New Products

     In the quarter ended September 30, 2000, we derived substantially all of our revenue from sales of our Summit, BlackDiamond and Alpine product families. We expect that revenue from these product families will account for a substantial portion of our revenue for the foreseeable future. Accordingly, widespread market acceptance of our product families is critical to our future success. Factors that may affect the market acceptance of our products include market acceptance of switching products, and Gigabit Ethernet and Layer 3 switching technologies in particular in the enterprise, service provider and metropolitan area network markets, the performance, price and total cost of ownership of our products, the availability and price of competing products and technologies, and the success and development of our resellers, distributors, OEMs and field sales channels. Many of these factors are beyond our control. Our future performance will also depend on the successful development, introduction and market acceptance of new and enhanced products that address customer requirements in a cost-effective manner. We have in the past experienced delays in product development and such delays may occur in the future. We introduced a new product family in fiscal 2000 which is based on a new generation chip set. In addition, we also introduced new products within our existing product lines that incorporate this new chip set. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. Therefore, to the extent customers defer or cancel orders in the expectation of any new product release, any delay in development or introduction could cause our operating results to suffer. Failure of our existing or future products to maintain and achieve widespread levels of market acceptance may significantly impair our revenue growth.

If a Key Reseller, Distributor, OEM or Other Significant Customer Cancels or Delays a Large Purchase, Extreme's Revenues May Decline and the Price of Its Stock May Fall

     To date, a limited number of resellers, distributors, OEMs and other customers have accounted for a significant portion of our revenue. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected. For example, in the quarter ended September 30, 2000, Tech Data Corporation accounted for 13% of our net revenue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, a substantial reduction or delay in sales of our products to, or the loss of any significant reseller, distributor, OEM or other customer, or unexpected returns from resellers could harm our business, operating results and financial condition. Although our largest customers may vary from period-to-period, we anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a small number of customers, particularly in light of the high sales price per unit of our products and the length of our sales cycles.

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

Failure to Successfully Integrate Extreme's Expanded Sales and Support Organizations into Its Operation or Educate Them About Its Product Families Will Hurt Its Operating Results

     Our products and services require a sophisticated sales effort targeted at several levels within a prospective customer's organization. Unless we expand our sales force we will not be able to increase revenues. In April 2000, a significant number of former sales and system engineer employees of another networking company joined our operation. We cannot assure you that we will be able to educate these new employees about our product families or integrate these new employees into our company. A failure to do so will hurt our revenue growth and may hurt our operating results.

     Extreme Depends Upon International Sales for Much of Its Revenue and Extreme's Ability to Sustain and Increase Its International Sales Depends on Successfully Expanding Its International Operations

     Our ability to grow will depend in part on the expansion of international sales and operations which have and are expected to constitute a significant portion of our sales. Sales to customers outside of North America accounted for approximately 51% and 42% of our net revenue in the three months ended September 30, 2000 and September 30, 1999, respectively. Our international sales primarily depend on our resellers, distributors and OEMs. The failure of our resellers, distributors and OEMs to sell our products internationally would limit our ability to sustain and grow our revenue. In addition, there are a number of risks arising from our international business, including:

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

     Our international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. In the future, we may elect to invoice some of our international customers in local currency which will subject us to fluctuations in exchange rates between the U.S. dollar and the particular local currency. If we do so, we may determine to engage in hedging transactions to minimize the risk of such fluctuations. We have entered into foreign exchange forward contracts to offset the impact of payment of operating expenses in local currencies to some of our operating foreign subsidiaries. However, if we are not successful in managing these hedging transactions, we could incur losses from hedging activities. Because we currently denominate sales in U.S. dollars, we do not anticipate that the adoption of the Euro as a functional legal currency of certain European countries will materially affect our business.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents, short-term investments and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 30, 2000. This table does not include money market funds because those funds are not subject to market risk.

                                                                                      Maturing in
                                                    ---------------------------------------------------------------------------
                                                    Three months     Three months     Greater than                      Fair
                                                      or less        to one year        one year         Total          Value
                                                      -------        -----------        --------         -----          -----
                                                                                   (In thousands)
     Included in cash and cash equivalents........  $    50,547                                        $  50,547      $  50,547
       Weighted average interest rate.............         6.22%
     Included in short-term investments                              $     49,593                      $  49,593      $  49,593
       Weighted average interest rate.............                           6.17%
     Included in investments......................                                      $   73,165     $  73,165      $  73,165
       Weighted average interest rate.............                                            6.90%

Exchange Rate Sensitivity

     Currently, the majority of our sales and expenses are denominated in U.S. dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the three months ended September 30, 2000 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant.

Foreign Exchange Forward Contracts

     We enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain nonfunctional currency liabilities, denominated in Japanese Yen, the Euro and British pound. The foreign exchange forward contracts we enter into have original maturities ranging from one to three months. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results (see Note 4 to the Consolidated Financial Statements).

PART II. Other Information


Item 1.  Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibit 10.14 Lease agreement dated July 28, 2000 between San Tomas Properties LLC, a Delaware limited liability company, as Landlord, and Extreme Networks, Inc, a Delaware Corporation, as Tenant.

27 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements)

b)  Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the three months ended September 30, 2000.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the
     Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             EXTREME NETWORKS, INC.
                                  (Registrant)



                               /s/ VITO PALERMO
                             --------------------

                                 VITO PALERMO
                    Vice President, Chief Financial Officer
                                 And Secretary

                               November 14, 2000