Form 10-Q
period 2000-12-31
EXTREME NETWORKS INC
filed 2001-02-14
CIK 1078271

--------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

     (Mark One)

     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     -  EXCHANGE ACT OF 1934

     For the quarter ended December 31, 2000  OR

     ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           Yes     X         No
                                  ----

    The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at February 5, 2001 was 108,261,956

--------------------------------------------------------------------------------

                            EXTREME NETWORKS, INC.
                                   FORM 10-Q
                   QUARTERLY PERIOD ENDED DECEMBER 31, 2000


                                     INDEX

                                                                                       PAGE
PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited):
        Condensed Consolidated Balance Sheets
        December 31, 2000 and June 30, 2000                                              3

        Condensed Consolidated Statements of Operations
        Three months ended and six months ended December 31, 2000 and
        December 31, 1999                                                                4

        Condensed Consolidated Statements of Cash Flows
        Six months ended December 31, 2000 and December 31, 1999                         5

        Notes to Condensed Consolidated Financial Statements (Unaudited)                 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                             13

Item 3. Quantitative and Qualitative Disclosures About Market Risk                      28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                         Not Applicable

Item 2. Changes in Securities                                                     Not Applicable

Item 3. Defaults Upon Senior Securities                                           Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders                             29

Item 5. Other Information                                                         Not Applicable

Item 6. Exhibits and Reports on Form 8-K                                                29

Signatures                                                                              30

Part I. Financial Information
 Item 1. Financial Statements

                            EXTREME NETWORKS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                            December 31,             June 30,
                                                               2000                   2000
                                                            ------------          ------------
                                                            (Unaudited)             (Note 1)
                                             Assets
Current assets:
 Cash and cash equivalents                                    $ 126,078           $ 116,721
 Short-term investments                                          40,619              66,640
 Accounts receivable, net                                       106,605              60,996
 Inventories                                                     51,492              23,801
 Deferred tax assets                                             18,800                   -
 Other current assets                                            28,010              34,326
                                                              ---------           ---------
Total current assets                                            371,604             302,484
Property and equipment,  net                                     46,895              26,750
Restricted investments                                           80,000              80,000
Investments                                                      29,178              44,144
Goodwill and purchased intangibles                               36,692              49,782
Other assets                                                     28,373              12,770
                                                              ---------           ---------

                                                              $ 592,742           $ 515,930
                                                              =========           =========

                            Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                             $  41,183           $  39,023
 Accrued compensation                                            13,530              11,041
 Leasehold improvements allowance                                 8,217               8,424
 Deferred revenue                                                39,573              22,042
 Other accrued liabilities                                       12,038              12,935
 Income tax liability                                             1,451               3,138
                                                              ---------           ---------
Total current  liabilities                                      115,992              96,603
Long term deposit                                                   266                 306
Commitments (Note 4)
Stockholders' equity:
 Common stock                                                       107                 106
 Additional paid-in capital                                     466,887             423,044
 Deferred stock compensation                                        (39)                (78)
 Accumulated other comprehensive income (loss)                      363                (623)
 Retained earnings (accumulated deficit)                          9,166              (3,428)
                                                              ---------           ---------
Total stockholders' equity                                      476,484             419,021
                                                              ---------           ---------

                                                              $ 592,742           $ 515,930
                                                              =========           =========

   See accompanying notes to the unaudited condensed consolidated financial statements.

                            EXTREME NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                         Three Months Ended                           Six Months Ended
                                                  ---------------------------------         --------------------------------
                                                  December 31,         December 31,         December 31,        December 31,
                                                     2000                 1999                 2000                1999
                                                  ------------         ------------         ------------        ------------
Net revenue                                           $144,715             $ 55,006             $264,057            $102,224

Cost of revenue                                         69,774               26,160              127,864              48,777
                                                  ------------         ------------         ------------        ------------
Gross profit                                            74,941               28,846              136,193              53,447

Operating expenses:
  Research and development                              12,953                7,780               24,696              14,679
  Sales and marketing                                   40,499               12,302               75,614              23,382
  General and administrative                             4,879                2,764                9,158               5,297
  Amortization of goodwill and intangibles               7,012                    -               13,862                   -
                                                  ------------         ------------         ------------        ------------

       Total operating expenses                         65,343               22,846              123,330              43,358
                                                  ------------         ------------         ------------        ------------

Operating income                                         9,598                6,000               12,863              10,089
Interest and other income, net                           2,805                3,747                6,514               5,439
                                                  ------------         ------------         ------------        ------------
Income before income taxes                              12,403                9,747               19,377              15,528

Provision for income taxes                               4,341                3,392                6,782               5,126
                                                  ------------         ------------         ------------        ------------
Net income                                            $  8,062             $  6,355             $ 12,595            $ 10,402
                                                  ============         ============         ============        ============

*Basic net income per common share                    $   0.08             $   0.06             $   0.12            $   0.11
                                                  ============         ============         ============        ============
*Diluted net income per common share                  $   0.07             $   0.06             $   0.11            $   0.10
                                                  ============         ============         ============        ============

*Weighted average shares outstanding used in
computing basic net income per share                   107,283              100,362              106,636              97,208
                                                  ============         ============         ============        ============
*Weighted average shares outstanding used in
computing diluted net income per share                 118,745              111,726              118,382             109,408
                                                  ============         ============         ============        ============

   See accompanying notes to the unaudited condensed consolidated financial statements.
   * Share and per-share data presented reflect the two-for-one stock split effective August 24, 2000.

                             EXTREME NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                           Six Months Ended
                                                                    ------------------------------
                                                                      December 31,    December 31,
                                                                         2000            1999
                                                                    ------------------------------
Operating activities:
 Net income                                                           $  12,595       $  10,402
 Adjustments to reconcile net income to net cash provided by
     (used for) operating activities:
     Depreciation                                                         7,106           3,659
     Amortization                                                        13,966               -
     Amortization of deferred stock compensation                             39              66
     Loss on equity investments                                           1,797               -
     Compensation expense for options granted to consultants                420               -
     Changes in assets and liabilities:
           Accounts receivable                                          (45,609)         (8,064)
           Inventories                                                  (27,691)           (664)
           Other current and noncurrent assets                           (5,986)         (2,226)
           Accounts payable                                               2,160             732
           Accrued compensation                                           2,489           1,342
           Deferred revenue                                              17,531           5,964
           Other accrued liabilities                                     (1,105)          1,679
           Income tax liability                                           6,914             539
           Long term deposit                                                (40)              -
                                                                    -----------      ----------
 Net cash provided by (used for) operating activities                   (15,414)         13,429
                                                                    -----------      ----------
Investing activities:
 Capital expenditures                                                   (27,251)         (8,163)
 Purchases and maturities of investments, net                            41,973        (179,660)
 Minority investments                                                    (4,500)              -
                                                                    -----------      ----------
 Net cash provided by (used for) investing activities                    10,222        (187,823)
                                                                    -----------      ----------
Financing activities:
 Proceeds from issuance of common stock                                  14,549         177,346
 Principal payments of capital lease obligations                              -          (1,648)
                                                                    -----------      ----------
 Net cash provided by financing activities                               14,549         175,698
                                                                    -----------      ----------
Net increase in cash and cash equivalents                                 9,357           1,304
Cash and cash equivalents at beginning of period                        116,721         107,143
                                                                    -----------      ----------
Cash and cash equivalents at end of period                            $ 126,078       $ 108,447
                                                                    ===========      ==========


   See accompanying notes to the unaudited condensed consolidated financial statements.

                            EXTREME NETWORKS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared by Extreme Networks, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Extreme Networks, Inc. and its wholly-owned subsidiaries ("Extreme" or collectively, the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at December 31, 2000 and the operating results and cash flows for the three and six months ended December 31, 2000 and December 31, 1999. The condensed balance sheet at June 30, 2000 has been derived from audited financial statements as of that date. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended June 30, 2000, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

     The results of operations for the six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the future quarters or the fiscal year ending June 30, 2001. Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2001 presentation. Such reclassifications have not impacted previously reported operating income (loss).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     Extreme Networks, Inc. ("Extreme" or the "Company") was incorporated in California on May 8, 1996 and was reincorporated in Delaware on March 31, 1999. Extreme is a leading provider of high-performance, broadband networking solutions.

Fiscal Year

     Effective July 1, 1999, Extreme changed its fiscal year from June 30/th/ to a 52/53-week fiscal accounting year. The December 31, 2000 quarter closed on December 31, 2000 and comprised 13 weeks of revenue and expense activity.

Principles of Consolidation

     The consolidated financial statements include the accounts of Extreme and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated. Investments in which management intends to maintain 20% to 50% interest, or otherwise has the ability to exercise significant influence, are accounted for under the equity method. Investments in which we have less than a 20% interest and/or do not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value.

     Assets and liabilities of foreign operations are translated to U.S. dollars at current rates of exchange, and revenues and expenses are translated using weighted average rates. Foreign currency transaction gains and losses have not been material. Gains and losses from foreign currency translation are included as a separate component of other comprehensive income (loss).

Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but are not limited to, the accounting for doubtful accounts, inventory reserves, depreciation and amortization, sales returns, warranty costs and income taxes. Actual results could differ from these estimates.

Cash Equivalents and Short-Term Investments

     Extreme considers cash and all highly liquid investment securities purchased with an original or remaining maturity of less than three months at date of purchase to be cash equivalents. Extreme's investments are comprised of U.S., state and municipal government obligations and corporate securities. Investments with maturities of less than one year are considered short term and investments with maturities greater than one year are considered long term.

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

Inventories

     Inventories consist of raw materials and finished goods and are stated at the lower of cost or market (on a first-in, first-out basis).

     Inventories consist of:

                                           December 31, 2000   June 30, 2000
                                           -----------------   -------------
          Raw materials                          $ 17,923         $  9,501
          Finished goods                           33,569           14,300
                                           ----------------------------------
               Total                             $ 51,492         $ 23,801
                                           ==================================

Restricted Investments

     Extreme restricted $80.0 million of its investment securities as collateral for specified obligations of Extreme, as the lessee, under an operating lease for its campus facility. These investment securities are restricted as to the terms of withdrawal and are managed by a third party subject to certain limitations under the Company's investment policy.

Concentration of Credit Risk, Product and Significant Customers

     Extreme may be subject to concentration of credit risk as a result of certain financial interments consisting principally of marketable investments and accounts receivable. Extreme has placed its investments with high-credit quality issuers. Extreme will not invest an amount exceeding 10% of the corporation's combined cash, cash equivalents, short-term and long-term investments, in the securities of any one obligor or maker, except for obligations of the United States, obligations of United States agencies and money market accounts. Extreme performs ongoing credit evaluations of its customers and generally does not require collateral. To date, credit losses have been insignificant and within management's expectations. Extreme operates solely within one business segment, the development and marketing of switching solutions. Significant customer concentration is summarized below. No other customer accounts for more than 10% of Extreme's net revenues.

                                 Three Months Ended                       Six Months Ended
                                 ------------------                       -----------------
Customer                    December 31,      December 31,         December 31,        December 31,
                            ------------      ------------         ------------        ------------
                                2000              1999                 2000                 1999
                                ----              ----                 ----                 ----
 A                             14%              --                      13%                  --
 B                             --               --                      --                   14%
 C                             --               10%                     --                   11%

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

     The total purchase price of the goodwill and purchased intangible assets was allocated based on an independent appraisal obtained by the Company, to the tangible and intangible assets acquired based on their respective fair values on the date of acquisition as follows (in thousands):

                Customer list......................................................    $   4,169
                Acquired workforce.................................................        4,615
                Goodwill...........................................................       48,927
                                                                                       ----------
                Amortization of goodwill and purchased intangible assets                 (21,019)
                                                                                       ----------
                                                                                       $  36,692
                                                                                       ==========

Revenue Recognition

     Extreme generally recognizes product revenue at the time of shipment, unless Extreme has future obligations such as installation or is required to obtain customer acceptance. When significant obligations remain after products are delivered, revenue is only recognized after such obligations are fulfilled. Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets. Revenue from service obligations is deferred and recognized on a straight-line basis over the contractual period, which is typically 12 months.

     Extreme makes certain sales to partners in two-tier distribution channels. The first tier consists of a limited number of third-party distributors that sell primarily to resellers and on occasion to end-user customers. Distributors are generally given privileges to return a portion of inventory and participate in various cooperative marketing programs. Under specified conditions, we grant the right to distributors to return unsold products to us. The distributors are contractually limited in terms of the value of products that can be returned to Extreme (up to 15% of net purchases in the immediately preceding calendar quarter to be credited against future purchases). Extreme defers recognition of revenue on sales to distributors until the distributors sell the product. The second tier of the distribution channel consists of a large number of third-party resellers that sell directly to end-users and are not granted return privileges. Extreme generally records revenue to resellers upon shipment net allowances based on its experience.

Warranty Reserves

     Extreme's hardware warranty period is typically 12 months from the date of shipment to the end user. Software warranties are typically 90 days from date of shipment to end user. Extreme estimates expenses for the cost to repair or replace products that may be returned under warranty and accrues the amount as revenue is recognized.

Advertising

     We expense advertising costs as incurred. Advertising expenses for the three months ended December 31, 2000 and December 31, 1999 were approximately $1.4 million and $0.5 million, respectively. Advertising expenses for the six months ended December 31, 2000 and December 31, 1999 were approximately $1.8 million and $1.1 million, respectively.

Foreign Operations

     Extreme's foreign offices consist of sales, marketing and support activities. Operating income (loss) generated by Extreme's operating foreign subsidiaries and their corresponding identifiable assets were not material in any period presented.

     Extreme's export sales represented 57% and 47% of net revenue in the six months ended December 31, 2000 and December 31, 1999, respectively. All of the export sales to date have been denominated in U.S. dollars and were derived from sales primarily to customers located in Europe and Asia.

Net Income Per Share

     Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options, warrants and convertible securities. Dilutive earnings per common share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per common share calculation plus the dilutive effect of options and warrants.

     The following table presents the calculation of basic and diluted net income per share (unaudited in thousands, except per share data):

                                                                   Three Months Ended             Six Months Ended
                                                                      December 31,                  December 31,
                                                                   2000           1999           2000            1999
                                                                   ----           ----           ----            ----
Net income                                                        $  8,062       $  6,355      $ 12,595        $ 10,402
                                                                  ========       ========      ========        ========

  Weighted-average shares of common stock
       outstanding                                                 107,883        103,988       107,520         101,544
   Less: Weighted-average shares subject to repurchase                (600)        (3,626)         (884)         (4,336)
                                                                  --------       ---------     --------        --------
  Weighted-average shares used in computing basic
       net income per common share                                 107,283        100,362       106,636          97,208
                                                                  ========       ==========    ========        ========

 Incremental shares using the treasury stock method            11,462         11,364        11,746         12,200
 Weighted-average shares used in computing diluted
     net income per common share                              118,745        111,726       118,382        109,408
                                                             ========       ========      ========       ========

*Basic net income per common share                           $   0.08       $   0.06      $   0.12       $   0.11
                                                             ========       ========      ========       ========
*Diluted net income per common share                         $   0.07       $   0.06      $   0.11       $   0.10
                                                             ========       ========      ========       ========

     *Share and per-share data presented reflect the two-for-one stock split effective to stockholders of record on August 10, 2000.

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

Recently Issued Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which extended the deferral of the application of FAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 15, 2000 the FASB also issued FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment to FASB Statement No. 133". FAS 138 amends the accounting and reporting standards of Statement 133 for certain derivative instruments and certain hedging activities. The Company adopted these pronouncements for the year ending June 30, 2001. Extreme enters into foreign exchange forward contracts to offset the impact of currency fluctuations on certain nonfunctional currency liabilities, denominated in Japanese Yen, the Euro and British pound. The foreign exchange forward contracts we enter into have original maturities ranging from one to three months. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results (see Note 4 to the consolidated financial statements). We did not hold any forward contracts as of December 31, 2000.

     In December 1999, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No.101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. At this time, management does not expect the adoption of SAB 101 to have a material effect on the Company's operations or financial position. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001.

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

3.   BUSINESS COMBINATIONS AND INVESTMENTS

     During the fiscal year ended June 30, 2000, Extreme acquired certain assets of a Company for a total cost of approximately $2.5 million, of which $1.5 million has been paid as of December 31, 2000. During the quarter ended September 30, 2000, Extreme acquired certain assets of a Company for a total cost of $0.9 million. Extreme accounted for these acquisitions using the purchase method of accounting, and incurs charges of approximately $212,000 per quarter related to the amortization of goodwill over the estimated useful life of four years. The entire amount of the purchase prices was allocated to goodwill and purchased intangibles.

     In April 2000, Extreme issued to a certain networking company fully earned, non-forfeitable, fully exercisable warrants with a two-year life to purchase 3 million shares of Extreme's common stock with an exercise price of $39.50 per share. These warrants were issued as consideration for the networking company's selection of Extreme as the preferred vendor of next generation core backbone switching products to a certain group of the networking company's customers. The fair value of the warrants was approximately $54.3 million. The warrants were valued under a Black-Scholes model, using a volatility assumption of 1.04% and a two-year term. The value of the warrants is being amortized over approximately two years, which is the estimated economic life of the acquired intangibles, comprised of customer list, workforce and goodwill.

     Extreme has made several additional investments totaling $12.5 million, which are reflected in "Other assets" in the accompanying consolidated balance sheets. Two investments were made in entities in which a related party of Extreme is also a significant investor. These investments totaled $1.6 million, net of Extreme's share of these affiliates' losses of $2.1 million. As these investments are being accounted for under the equity-method, the revenue and operating costs of these entities have not been included in Extreme's results from operations, however Extreme's share of these affiliates' losses have been included in other expense from the closing date of the related transactions forward. On January 2, 2001 Extreme signed a definitive agreement to acquire one of these entities, privately held Optranet, for approximately two million shares of Extreme Networks common stock. (See note 8 to the consolidated financial statements). Pursuant to the terms of the other related party investment, Extreme has certain rights to acquire the remaining shares of this entity under certain conditions for additional consideration. Upon the attainment of certain technological milestones, the terms of this investment will obligate Extreme to purchase all the outstanding capital stock in fiscal 2001, payable in any combination of cash or shares of Extreme common stock. At December 31, 2000 the possibility of attainment of any of the technical milestones was remote. The remaining $8.8 million of investments at December 31, 2000 are being accounted for under the cost method. We expect to continue to make additional investments in the future.

4.   COMMITMENTS

     In June 2000, we entered into two operating lease agreements for approximately 24 acres of land and the accompanying 275,000 square feet of buildings to serve as our corporate headquarters in Santa Clara, California. Our lease payments will vary based on the LIBOR plus a spread, which was 6.4% at December 31, 2000. Our combined lease payments are estimated to be approximately $5.7 million on an annual basis over the lease terms. The leases are for five years and can be renewed for two five-year periods, subject to the approval of the lessor. At the expiration or termination of the leases, we have the option to either purchase these properties for $31.4 million and $48.6 million, respectively, or arrange for the sale of the properties to a third party for at least $31.4 million and $48.6 million, respectively, with a contingent liability for any deficiency. If the properties under these leases are not purchased or sold as described above, we will be obligated for additional lease payments of approximately $30.5 million and $41.3 million respectively.

     As part of the above lease transaction, Extreme restricted $80.0 million of its investment securities as collateral for specified obligations based on its position as the lessee under an operating lease for its campus facility. These investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations under Extreme's investment policy. The lease also requires us to maintain specified financial covenants with which we were in compliance as of December 31, 2000.

     Foreign Exchange Forward Contracts

     While sales of the Extreme's products are generally denominated in U.S. dollars, operating expenses of our foreign subsidiaries are remitted in foreign currency. As such, Extreme is exposed to adverse movements in foreign currency exchange rates. Extreme enters into foreign exchange forward contracts to reduce the impact of certain currency exposures. These contracts hedge exposures associated with nonfunctional currency liabilities denominated in Japanese Yen, the Euro and British pound. Extreme does not enter into foreign exchange forward contracts for trading purposes. Gains and losses on the contracts are included in interest and other income, net, and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets and liabilities denominated in currencies other than the functional currency of the reporting entity. Extreme's foreign exchange forward contracts generally range from one to three months in original maturity.

5.   INCOME TAXES

     The Company's income tax liability for federal and state purposes has been reduced by the tax benefits of employee stock option transactions. This benefit totaled $29 million in the first six months of fiscal 2001 and was credited directly to shareholders' equity.

6.   COMPREHENSIVE INCOME (LOSS)

     The following are the components of accumulated other comprehensive income
(loss), net of tax (in thousands):

                                                                 December 31,2000       June 30, 2000
                                                                 ----------------       -------------
        Unrealized gain (loss) on investments                          $ 443               $ (615)
        Foreign currency translation adjustments                         (80)                  (8)
                                                                       -----               ------
           Accumulated other comprehensive income (loss)               $ 363               $ (623)
                                                                       =====               ======

     The following schedule of other comprehensive income shows the gross current-period gain and the reclassification adjustment (in thousands):

                                                                 Three Months Ended                      Six Months Ended
                                                                 ------------------                      ----------------
                                                        December 31, 2000  December 31, 1999   December 31, 2000   December 31, 1999
                                                        -----------------  -----------------   -----------------   -----------------
  Net income                                                    $ 8,062            $ 6,355            $ 12,595            $ 10,402

  Other comprehensive income:
     Change in unrealized gain on investment, net                   430               (280)              1,058                (297)
     Change in accumulated translation adjustments                    1                 (2)                (72)                 25
                                                                -------            -------            --------            --------
   Total comprehensive income                                   $ 8,493            $ 6,073            $ 13,581            $ 10,130
                                                                =======            =======            ========            ========

7.   STOCKHOLDERS' EQUITY AND STOCK SPLIT

     On July 19, 2000 Extreme announced a two-for-one stock split in the form of a stock dividend paid on August 24, 2000 to stockholders of record on August 10, 2000. All share and per share data have been restated to give retroactive effect to this stock split.

8.   SUBSEQUENT EVENT

     On January 2, 2001 Extreme announced that it had signed a definitive agreement to acquire privately-held Optranet, Inc., a developer of broadband access equipment. The total purchase price is approximately $73 million, payable in common stock and options to acquire common. The transaction closed on January 31, 2001 and will be accounted for under the purchase method of accounting. Extreme will record a one-time charge for purchased in-process research and development expenses in its third fiscal quarter ending March 31, 2001, amortization of the related identified assets and good will over 5 years and amortization of deferred compensation over the vesting term of the related options. An independent appraisal is in process to determine the allocation of the purchase price.

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

Overview

     From our inception in May 1996 through September 1997, our operating activities related primarily to developing a research and development organization, testing prototype designs, building an application specific integrated circuit "ASIC" design infrastructure, commencing the staffing of our marketing, sales and field service and technical support organizations, and establishing relationships with resellers and original equipment manufactures "OEM"s. We commenced volume shipments of our initial products in our Summit stackable product family, in October 1997, and we began shipping our BlackDiamond modular product family in September 1998. We introduced our new Alpine product family in fiscal 2000 which is based on a new generation chip set. In addition, we also introduced new products within our existing product lines that incorporate this new chip set.

     Our revenue is derived from sales of our Summit, BlackDiamond and Alpine product families and fees for services relating to our products, including maintenance and training. The level of sales to any customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. See "Factors That May Affect Our Results--If a Key Reseller, Distributor or Other Significant Customer Cancels or Delays a Large Purchase, Extreme's Revenues May Decline and the Price of Its Stock May Fall." Significant customer concentration as a percentage of net revenue is summarized below:


                                                   Three Months Ended                      Six Months Ended
                                                   ------------------                      ----------------
Customer                                      December 31,      December 31,         December 31,       December 31,
                                              ------------      ------------         ------------       ------------
                                                  2000               1999                 2000               1999
                                                  ----               ----                 ----               ----
 A                                                  14%                --                   13%                --
 B                                                  --                 --                   --                 14%
 C                                                  --                 10%                  --                 11%

     We market and sell our products primarily through resellers, distributors and, to a lesser extent, OEMs and our field sales organization. We sell our products through more than 250 resellers in approximately 50 countries. For the six months ended December 31, 2000, sales to customers outside of North America accounted for approximately 57% of our net revenue. Currently, all of our international sales are denominated in U.S. dollars. We generally recognize product revenue at the time of shipment, unless we have future obligations for installation or have to obtain customer acceptance, in which case revenue is deferred until such obligations have been satisfied. Under specified conditions, we allow third-party distributors to return products to us. Extreme defers recognition of revenue on sales to distributors until the distributors sell the product. Service revenue is recognized ratably over the term of the contract period, which is typically 12 months.

     We expect to experience some erosion of average selling prices of our products due to a number of factors, including competitive pricing pressures, promotional pricing and rapid technological change. Our gross margins may be adversely affected by increases in material or labor costs, heightened price competition, and higher inventory balances. In addition, our gross margins may fluctuate due to the mix of distribution channels through which our products are sold, including the potential effects of our development of a two-tier distribution channel. Any significant decline in sales to our resellers, distributors, or end-user customers, or the loss of any of our resellers, distributors, or end-user customers, could materially adversely affect our business, operating results and financial condition. In addition, new product introductions may result in excess or obsolete inventories. Any excess or obsolete inventories may also reduce our gross margins. If product or related warranty costs associated with these new products are greater than we have experienced, gross margin may be adversely affected.

     We outsource the majority of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, documentation control and repairs at our facility in Santa Clara, California. Accordingly, a significant portion of our cost of revenue consists of payments to our contract manufacturers - Flextronics International, Ltd., MCMS, Inc., and Solectron Corporation. We expect to realize lower per unit product costs as a result of volume efficiencies if and as volumes increase. However, we cannot assure you when or if such price reductions will occur. The failure to obtain such price reductions could materially adversely affect our gross margins and operating results.

     Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products. We expense all research and development expenses as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect these expenses to increase in absolute dollars in the future. In addition, subsequent to the end of the quarter, we hired approximately 50 engineering personnel as part of the Optranet acquisition. See note 8 to the notes to the financial statements, subsequent event, for further discussion.

     Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and field service support functions, as well as trade shows and promotional expenses. We intend to pursue sales and marketing campaigns aggressively and therefore expect these expenses to increase significantly in absolute dollars in the future. In addition, we have significantly increased the number of our sales and marketing personnel and expect to continue to expand our field sales operations to support and develop leads for our resellers and distributors, which will also result in an increase in sales and marketing expenses.

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

     Due to the Company's issuance of warrants to a networking company as discussed in Note 3 to the Consolidated Financial Statements, future operating income will be reduced by approximately $7.0 million per quarter for each of the remaining quarters in fiscal 2001 and for three of the four fiscal quarters in fiscal 2002. In addition, the Optranet acquisition, see note 8 of the consolidated financial statements, will result in material charges for amortization of the goodwill and intangibles arising and from the deferred compensation charges.

Results of Operations

     The following table sets forth for the periods indicated certain financial data as a percentage of net revenue:

                                                           Three Months Ended                             Six Months Ended
                                                ------------------------------------------    --------------------------------------
                                                   December 31,           December 31,           December 31,           December 31,
                                                       2000                   1999                   2000                   1999
                                                -------------------    -------------------    -------------------     --------------
    Net revenue                                        100.0%                 100.0%                 100.0%                 100.0%
    Cost of revenue                                     48.2                   47.6                   48.4                   47.7
                                                -------------------    -------------------    -------------------     --------------
    Gross profit                                        51.8                   52.4                   51.6                   52.3
                                                -------------------    -------------------    -------------------     --------------
    Operating expenses:
       Research and development                          9.0                   14.1                    9.4                   14.3
       Sales and marketing                              28.0                   22.4                   28.6                   22.9
       General and administrative                        3.4                    5.0                    3.5                    5.2
       Amortization of goodwill and
       intangibles                                       4.8                      -                    5.2                      -
                                                -------------------    -------------------    -------------------     --------------
               Total operating expenses                 45.2                   41.5                   46.7                   42.4
                                                -------------------    -------------------    -------------------     --------------
    Operating income                                     6.6                   10.9                    4.9                    9.9

    Interest and other income, net                       2.0                    6.8                    2.5                    5.3
                                                -------------------    -------------------    -------------------     --------------
    Income before income taxes                           8.6                   17.7                    7.4                   15.2
    Provision for income taxes                           3.0                    6.1                    2.6                    5.0
                                                -------------------    -------------------    -------------------     --------------
    Net income                                           5.6%                  11.6%                   4.8%                  10.2%
                                                ===================    ===================    ===================     ==============


     Net revenue. Net revenue increased from $55.0 million for the three months ended December 31, 1999 to $144.7 million for the three months ended December 31, 2000, an increase of $89.7 million. Net revenue increased from $102.2 million for the six months ended December 31,1999 to $264.1 million for the six months ended December 31, 2000, an increase of $161.9 million. The increases in net revenues for both the three-month period and the six-month period in 2000 as compared to the comparable 1999 periods were primarily due to increased sales of our Summit stackable products, BlackDiamond modular product family and our Alpine product family, the market's growing acceptance of Extreme's existing and new product offerings, and a significant increase in our sales and marketing organizations.

     Export sales accounted for 57% and 47% of net revenue in the six months ended December 31, 2000 and 1999, respectively. As a result of a growing customer base abroad, we expect that export sales will continue to represent a significant portion of net revenue, although we cannot assure you that export sales as a percentage of net revenue will remain at current levels. All sales transactions are denominated in U.S. dollars.

     Gross profit. Gross profit increased from $28.8 million for the three months ended December 31, 1999 to $74.9 million for the three months ended December 31, 2000. Gross profit increased from $53.4 million for the six months ended December 31, 1999 to $136.2 million for the six months ended December 31, 2000. The increase in gross profit is primarily due to the related increase in revenue. Gross margins decreased from 52.4% for the three months ended December 31, 1999 to 51.8% for the three months ended December 31, 2000. Gross margins decreased from 52.3% for the six months ended December 31, 1999 to 51.6% for the six months ended December 31, 2000. The changes in gross margin were due to a shift in mix of products sold, a shift in our channel mix and lower average selling prices due primarily to increased competition.

     Research and development expenses. Research and development expenses increased from $7.8 million for the three months ended December 31, 1999 to $13.0 million for the three months ended December 31, 2000, an increase of $5.2 million. Research and development expenses increased from $14.7 million for the six months ended December 31, 1999 to $24.7 million for the six months ended December 31, 2000, an increase of $10.0 million. The increases in both the three-month and six-month periods ended December 31, 2000 as compared to the comparable fiscal 1999 periods were due to increases in headcount to support the Company's multiple product development efforts, nonrecurring engineering and initial product verification expenses. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect these expenses to increase in absolute dollars in the future. In addition, subsequent to the end of the quarter, we hired approximately 50 engineering personnel as part of the Optranet acquisition. See note 8 to the consolidated financial statements, subsequent event, for further discussion.

     Sales and marketing expenses. Sales and marketing expenses increased from $12.3 million for the three months ended December 31, 1999 to $40.5 million for the three months ended December 31, 2000, an increase of $28.2 million. Sales and marketing expenses increased from $23.4 million for the six months ended December 31, 1999 to $75.6 million for the six months ended December 31, 2000, an increase of $52.2 million. This increase was primarily due to the hiring of additional sales, marketing and customer support personnel, increased sales commission expenses resulting from increased revenues, increased promotional expenses and the establishment of new sales offices.

     General and administrative expenses. General and administrative expenses increased from $2.8 million for the three months ended December 31, 1999 to $4.9 million for the three months ended December 31, 2000, an increase of $2.1 million. General and administrative expenses increased from $5.3 million for the six months ended December 31, 1999 to $9.2 million for the six months ended December 31, 2000, an increase of $3.9 million. This increase was due primarily to the hiring of additional finance, information technology and legal and administrative personnel and increased professional fees and facilities costs.

     Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles was $14.0 million for the six months ended December 31, 2000. This amount was primarily due to the Company's issuance of fully earned, non-forfeitable, fully exercisable warrants with a two year life to purchase 3 million shares of the Company's common stock with an exercise price of $39.50 per share as discussed in Note 3 of notes to the Consolidated Financial Statements. Future operating income will be reduced by approximately $7.0 million per quarter for each of the remaining quarters in fiscal 2001 and for three fiscal quarters in fiscal 2002 related to this transaction. In addition, the Optranet acquisition, see note 8 of the consolidated financial statements, will result in material charges for amortization of the goodwill and intangibles arising and from the deferred compensation charges. We expect that future operating income may be reduced as a result of purchase accounting acquisitions, such as our recent Optranet acquisition.

     Interest and other income, net. Interest and other income, net decreased from $3.7 million for the three months ended December 31, 1999 to $2.8 million for the three months ended December 31, 2000, a decrease of $0.9 million. Interest and other income, net increased from $5.4 million for the six months ended December 31, 1999 to $6.5 million for the six months ended December 31, 2000, an increase of $1.1 million. The changes were due to increased interest income earned as a result of the increased amount of cash and cash equivalents, short-term investments, restricted investments and long-term investments from the net proceeds we received from our initial public offering in April 1999 and our secondary public offering in October 1999 offset by the losses from affiliates.

     Income taxes. We recorded a tax provision of $6.8 million for the six months ended December 31, 2000. The provision for the six months ended December 31, 2000 resulted in an effective tax rate of 35% which consists primarily of federal taxes, state income taxes and foreign taxes, offset by the recognition of deferred tax assets. FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

     Cash and cash equivalents, short-term investments, and investments decreased from $227.5 million at June 30, 2000 to $195.9 million at December 31, 2000, a decrease of $31.6 million. The decrease is primarily due to increases in accounts receivable and inventories and capital expenditures, partially offset by proceeds from issuance of common stock and net income.

     Accounts receivable increased 75% from June 30, 2000 to December 31, 2000. Days sales outstanding in receivables increased from 59 days at June 30, 2000 to 66 days at December 31, 2000. The increase in accounts receivable and days sales outstanding was due, in part, to growth in net sales combined with conditions in a number of markets resulting in longer payment terms. We expect that accounts receivable will continue to increase to the extent our revenues continue to rise. Inventory levels increased 116% from June 30, 2000 to December 31, 2000. Extreme has increased inventory in order to support revenue growth, develop distribution channels, and maintain shorter lead times on certain projects and to provide assurance to meet demand. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements. Any such increase can be expected to reduce cash, cash equivalents, short-term investments and long-term investments.

     In June 2000, we entered into two operating lease agreements for approximately 24 acres of land and the accompanying 275,000 square feet of buildings to house our primary facility in Santa Clara, California. Our lease payments will vary based on the LIBOR plus a spread, which was 6.4% at December 31, 2000. Our combined lease payments are estimated to be approximately $5.7 million on an annual basis over the lease terms. The leases are for five years and can be renewed for two five-year periods, subject to the approval of the lessor. At the expiration or termination of the leases, we have the option to either purchase these properties for $31.4 million and $48.6 million, respectively, or arrange for the sale of the properties to a third party for at least $31.4 million and $48.6 million, respectively, with a contingent liability for any deficiency. If the properties under these leases are not purchased or sold as described above, we will be obligated for additional lease payments of approximately $30.5 million and $41.3 million respectively.

     As part of the above lease transaction, the Company restricted $80.0 million of its investment securities as collateral for specified obligations as the lessee under an operating lease for its campus facility. These investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations under the Company's investment policy. The lease also requires us to maintain specified financial covenants with which we were in compliance as of December 31, 2000.

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

Factors That May Affect Our Results

Extreme Has a Limited History of Profitability and Cannot Assure You that it Will Continue to Achieve Profitability

     Although our revenue has grown in recent quarters, we cannot be certain that we will realize sufficient revenue in any period to achieve continued profitability. Fiscal 2000 was the first year in which Extreme achieved profitability in each of the four quarters. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate significantly higher revenue to sustain profitability. In particular, we have significantly increased the number of our sales and marketing personnel. In addition, the amortization of purchased goodwill and intangibles, and deferred compensation associated with acquisitions will result in material charges.

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

 .   the affect of amortization of goodwill and purchased intangibles resulting from existing or new transactions; and

 .   changes in general economic conditions and specific economic conditions in the networking industry.

     Due to the foregoing factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.

Intense Competition in the Market for Networking Equipment Could Prevent Extreme From Increasing Revenue and Prevent Extreme From Sustaining Profitability

     The market for switches is intensely competitive. Our principal competitors include Cisco Systems, Foundry Networks, Lucent Technologies and Nortel Networks. In addition, a number of private companies have announced plans for new products to address the same problems which the Company's products address. Many of our current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger installed customer bases, than we do. These competitors may have developed, or could in the future, develop new technologies that compete with our products or even render our products obsolete.

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

Continued Rapid Growth Will Strain Extreme's Operations and Will Require Extreme to Incur Costs to Upgrade Its Infrastructure

     We have experienced a period of rapid growth and expansion which has placed, and continues to place, a significant strain on our resources. Even if we manage this growth effectively, we may make mistakes in operating our business such as inaccurate sales forecasting, incorrect material planning or inaccurate financial reporting, which may result in unanticipated fluctuations in our operating results. Our net revenue increased significantly during the last fiscal year, and from December 31, 1999 to December 31, 2000, the number of our employees increased from 367 to 924. We expect our anticipated growth and expansion to strain our management, operational and financial resources. Our management team has had limited experience managing such rapidly growing companies on a public or private basis. To accommodate this anticipated growth, we will be required to:

 .    improve existing and implement new operational, information and financial systems, procedures and controls;

 .    hire, train and manage additional qualified personnel, including sales, marketing personnel and research and development personnel; and

 .    effectively manage multiple relationships with our customers, suppliers and other third parties.

     We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned personnel systems, procedures and controls may not be adequate to support our future operations. We may need to modify and improve our management information system to meet the increasing needs associated with our growth. The difficulties associated with installing and implementing these new systems, procedures and controls may place a significant burden on our management and our internal resources. In addition, as we grow internationally, we will have to expand our worldwide operations and enhance our communications infrastructure. Any delay in the implementation of such new or enhanced systems, procedures or controls, or any disruption in the transition to such new or enhanced systems, procedures or controls, could adversely affect our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis.

Extreme Must Develop and Expand Its Indirect Distribution Channels to Increase Revenues and Improve Its Operating Results

     Our distribution strategy focuses primarily on developing and expanding indirect distribution channels through resellers, and distributors in addition to expanding our field sales organization. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer. Many of our resellers also sell products that compete with our products. We are developing a two-tier distribution structure in Europe and the United States which has and will require us to enter into agreements with a number of stocking distributors. We have entered into two-tier distribution agreements; however, we cannot assure you that we will continue to be able to enter into additional distribution agreements or that we will be able to successfully manage the transition of resellers to a two-tier distribution channel. Our failure to do so could limit our ability to grow or sustain revenue. In addition, our operating results will likely fluctuate significantly depending on the timing and amount of orders from our resellers. We cannot assure you that our resellers will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support.

     To support and develop leads for our indirect distribution channels and to expand our direct sales effort, to service providers and content providers, we plan to continue to expand our field sales and support staff significantly. We cannot assure you that this internal expansion will be successfully completed, that the cost of this expansion will not exceed the revenues generated, or that our expanded sales and support staff will be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors. Our inability to effectively establish our distribution channels or manage the expansion of our sales and support staff would materially adversely affect our ability to grow and increase revenue.

Because Substantially All of Extreme's Revenue is Derived From Sales of Three Product Families, Extreme is Dependent on Widespread Market Acceptance of These Products; Future Performance will Depend on the Introduction and Acceptance of New Products

     In the quarter ended December 31, 2000, we derived substantially all of our revenue from sales of our Summit, BlackDiamond, and Alpine product families. We expect that revenue from these product families will account for a substantial portion of our revenue for the foreseeable future. Accordingly, widespread market acceptance of our product families is critical to our future success. Factors that may affect the market acceptance of our products include market acceptance of switching products, and Gigabit Ethernet and Layer 3 switching technologies in particular in the enterprise, service provider and metropolitan area network markets, the performance, price and total cost of ownership of our products, the availability and price of competing products and technologies, and the success and development of our resellers, distributors, and field sales channels. Many of these factors are beyond our control. Our future performance will also depend on the successful development, introduction and market acceptance of new and enhanced products that address customer requirements in a cost-effective manner. We have in the past experienced delays in product development and such delays may occur in the future. We introduced a new product family in fiscal 2000 which is based on a new generation chip set. In addition, we also introduced new products within our existing product lines that incorporate this new chip set. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. Therefore, to the extent customers defer or cancel orders in the expectation of any new product release, any delay in development or introduction could cause our operating results to suffer. Failure of our existing or future products to maintain and achieve widespread levels of market acceptance may significantly impair our revenue growth.

If a Key Reseller, Distributor, or Other Significant Customer Cancels or Delays a Large Purchase, Extreme's Revenues May Decline and the Price of Its Stock May Fall

     To date, a limited number of resellers, distributors, and other customers have accounted for a significant portion of our revenue. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected. For example, for the six months ended December 31, 2000, Tech Data Corporation accounted for 14% of our net revenue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, a substantial reduction or delay in sales of our products to, or the loss of any significant reseller, distributor, or other customer, or unexpected returns from resellers could harm our business, operating results and financial condition. Although our largest customers may vary from period-to-period, we anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a small number of customers, particularly in light of the high sales price per unit of our products and the length of our sales cycles.

     While our financial performance depends on large orders from a few key resellers, distributors, and other significant customers, we do not have binding commitments from any of them. For example:

 .    our service provider and enterprise network customers can stop purchasing and our resellers, and distributors can stop marketing our products at any time;

 .    our reseller agreements generally are not exclusive and are for one year terms, with no obligation of the resellers to renew the agreements;

 .    our reseller agreements provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period; and

 .    our reseller, distributor and end-user customer agreements generally do not require minimum purchases.

     Under specified conditions, some third-party distributors are allowed to return products to us. Extreme defers recognition of revenue on sales to distributors until the distributors sell the product.

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

     We rely on third party manufacturing vendors to manufacture our products. We currently subcontract substantially all of our manufacturing to three companies - Flextronics International, Ltd., located in San Jose, California, MCMS, Inc., located in Boise, Idaho, and Solectron Corporation, located in Milpitas, California. We have experienced a delay in product shipments from contract manufacturers in the past, which in turn delayed product shipments to our customers. We may in the future experience similar or other problems, such as inferior quality and insufficient quantity of product, any of which could materially adversely affect our business and operating results. There can be no assurance that we will effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. We intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the loss of either of our contract manufacturers would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and would have a material adverse effect on our business, operating results and financial condition.

     As part of our cost-reduction efforts, we will need to realize lower per unit product costs from our contract manufacturers as a result of volume efficiencies. However, we cannot be certain when or if such price reductions will occur. The failure to obtain such price reductions would adversely affect our gross margins and operating results.

We and Manufacturers of our Products Rely on a Continuous Power Supply to Conduct Operations, and California's Current Energy Crisis Could Disrupt Our Business and Increase Our Expenses

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for California fall below 1.5%, California has on some occasions implemented, an may in the future continue to implement, rolling blackouts throughout California. Two of the three manufacturers of our products, Flextronics and Solectron, are located in California. As a result of this crisis, Flextronics or Solectron may be unable to manufacture sufficient quantities of our products to meet our needs, or they may increase the fees they charge us for their services. We do not have long-term contracts with either Flextronics or Solectron. The inability of our contract manufacturers to provide us with adequate supplies of products would cause a delay in our ability to fulfill our customers' orders, which would hurt our business, and any increase in their fees could adversely affect our financial condition.

     In addition, virtually all of our operations are located in California. We currently do not have backup generators or alternate sources of power in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operation.

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

Extreme Depends Upon International Sales for Much of Its Revenue and Extreme's Ability to Sustain and Increase Its International Sales Depends on Successfully Expanding Its International Operations

     Our ability to grow will depend in part on the expansion of international sales and operations which have and are expected to constitute a significant portion of our sales. Sales to customers outside of North America accounted for approximately 57% and 47% of our net revenue in the six months ended December 31, 2000 and December 31, 1999, respectively. Our international sales primarily depend on our resellers, and distributors. The failure of our resellers, and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. In addition, there are a number of risks arising from our international business, including:

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

 .    incur substantial debt;

 .    incur goodwill that must be amortized over time, reducing our net income;

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

Extreme's Ability to Protect Its Intellectual Property and Defend Against Claims May be Limited and May Adversely Affect Its Ability to Compete

     We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, we cannot assure you that the actions we have taken will adequately protect our intellectual property rights. The networking industry in which Extreme operates is prone to intellectual property claims by and among competing parties. We cannot assure you that we will always successfully defend against such claims.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments, restricted investments and investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents, short-term investments and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2000. This table does not include money market funds because those funds are not subject to market risk.

                                                                     Maturing in
                                          -------------------------------------------------------------------
                                          Three months  Three months  Greater than                    Fair
                                            or less     to one year     one year       Total         Value
                                            -------     -----------     --------       -----         -----
                                                                    (In thousands)
     Included in cash and cash
      equivalents........................ $  84,794                                  $  84,794       $ 84,794
       Weighted average interest rate....      6.13%
     Included in short-term investments..                $ 40,619                    $  40,619       $ 40,619
       Weighted average interest rate....                    6.63%
     Included in investments.............                                $ 29,178    $  29,178       $ 29,178
       Weighted average interest rate....                                    7.46%

Exchange Rate Sensitivity

     Currently, the majority of our sales and expenses are denominated in U.S. dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the six months ended December 31, 2000 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant.

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

Item 1.      Legal Proceedings - None

Item 2.      Changes in Securities - None

Item 3.      Defaults Upon Senior Securities - None

Item 4.      Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of Shareholders on November 21, 2000 to elect two class II directors, to amend the Company's 1996 Stock Option Plan to increase automatically on the first trading day of December of this year and for three years thereafter, the maximum aggregate number of shares available for issuance under the plan by that number of shares of common stock equal to 4.9% of the number of shares of common stock issued and outstanding on the last trading day of the preceding November, to amend the 1999 Employee Stock Purchase Plan to increase the number of shares of common stock available for issuance from 2,000,000 to 4,000,000, to amend the Certificate of Incorporation to increase the authorized number of shares of common stock from 150,000,000 to 750,000,000 and to ratify the appointment of independent accountants of the Company.

     At the Annual Meeting the preceding proposals were voted on with the following results:

                                                                        Votes
                                                                        -----
                                                                For             Against               Withheld          Abstain
                                                                ---             -------               --------          -------
       Elect Lawrence K. Orr and Peter Wolken               90,895,304                  -              299,204                -
       Amend 1996 Stock Option Plan                         42,293,019         23,787,167                    -          598,613
       Amend 1999 Employee Stock Purchase Plan              64,616,409          1,976,658                    -           85,731
       Amend the Certificate of Incorporation               70,706,566         20,433,797                    -           54,145
       Ratify the appointment of independent
       accountants                                          90,759,050            410,719                    -           24,739

Item 5.      Other Information - None

Item 6.      Exhibits and Reports on Form 8-K

b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the three months ended December 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                            EXTREME NETWORKS, INC.
                                 (Registrant)

                                /S/ VITO PALERMO
                    --------------------------------------


                                 VITO PALERMO

                    Vice President, Chief Financial Officer
                                 And Secretary

                               February 14, 2001