Form 10-Q
period 2001-04-01
EXTREME NETWORKS INC
filed 2001-05-15
CIK 1078271

________________________________________________________________________________



               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

          (Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -    EXCHANGE ACT OF 1934

  For the quarter ended April 1, 2001  OR

  _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________ to __________


                       Commission file number 000-25711

                            EXTREME NETWORKS, INC.
            (Exact name of Registrant as specified in its charter)

           DELAWARE                                       77-0430270
---------------------------------            -----------------------------------
  [State or other jurisdiction               [I.R.S Employer Identification No.]
of incorporation or organization]

        3585 Monroe Street
     Santa Clara, California                                95051
---------------------------------------               -----------------
[Address of pricipal executive offices]                   [Zip Code]

      Registrant's telephone number, including area code:  (408) 579-2800


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes     X         No
                                 --------


    The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at
                          May 3, 2001 was 113,263,361


_______________________________________________________________________________

                            EXTREME NETWORKS, INC.
                                   FORM 10-Q
                     QUARTERLY PERIOD ENDED MARCH 31, 2001


                                    INDEX

                                                                                                 PAGE

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited):
        Condensed Consolidated Balance Sheets
        March 31, 2001 and June 30, 2000                                                           3

        Condensed Consolidated Statements of Operations
        Three months ended and nine months ended March 31, 2001 and March 31, 2000                 4

        Condensed Consolidated Statements of Cash Flows
        Nine months ended March 31, 2001 and March 31, 2000                                        5

        Notes to Condensed Consolidated Financial Statements (Unaudited)                           6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                       13

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                30

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                        30

Item 2.  Changes in Securities                                                             Not applicable

Item 3.  Defaults Upon Senior Securities                                                   Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders                               Not applicable

Item 5.  Other Information                                                                 Not applicable

Item 6.  Exhibits and Reports on Form 8-K                                                  Not applicable

Signatures                                                                                        32


Part I. Financial Information
 Item 1. Financial Statements


                             EXTREME NETWORKS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                    March 31,                 June 30,
                                                                                      2001                      2000
                                                                               -----------------        ------------------
                                                                                  (Unaudited)                 (Note 1)
                                  Assets
Current assets:
 Cash and cash equivalents                                                              $ 83,061                  $116,721
 Short-term investments                                                                   62,367                    66,640
 Accounts receivable, net                                                                 88,913                    60,996
 Inventories                                                                              63,186                    23,801
 Deferred tax assets                                                                      22,424                    13,800
 Other current assets                                                                     20,619                    20,526
                                                                               -----------------        ------------------
Total current assets                                                                     340,570                   302,484
Property and equipment, net                                                               52,258                    26,750
Restricted investments                                                                    80,000                    80,000
Investments                                                                               23,936                    44,144
Goodwill and purchased intangibles                                                       125,910                    49,782
Other assets                                                                              43,861                    12,770
                                                                               -----------------        ------------------

                                                                                        $666,535                  $515,930
                                                                               =================        ==================

                                               Liabilities and stockholders' equity

Current liabilities:
 Accounts payable                                                                       $ 37,731                  $ 39,023
 Accrued compensation                                                                     15,223                    11,041
 Leasehold improvements allowance                                                          7,611                     8,424
 Deferred revenue                                                                         46,328                    22,042
 Accrued purchase commitments                                                              7,669                     2,023
 Other accrued liabilities                                                                17,315                    14,050
                                                                               -----------------        ------------------
Total current  liabilities                                                               131,877                    96,603
Long term deposit                                                                            266                       306
Commitments (Note 4)
Stockholders' equity:
 Common stock                                                                                107                       106
 Additional paid-in capital                                                              618,396                   423,044
 Deferred stock compensation                                                             (23,920)                      (78)
 Accumulated other comprehensive income (loss)                                               758                      (623)
 Accumulated deficit                                                                     (60,949)                   (3,428)
Total stockholders' equity                                                               534,392                   419,021
                                                                               -----------------        ------------------

                                                                                        $666,535                  $515,930
                                                                               =================        ==================


                       See accompanying notes to the unaudited condensed consolidated financial statements.


                             EXTREME NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                         Three Months Ended                          Nine months Ended
                                              ----------------------------------------    --------------------------------------
                                                    March 31,             March 31,            March 31,            March 31,
                                                      2001                  2000                 2001                 2000
                                              -------------------    ------------------   -----------------    -----------------

Net revenue                                              $112,106              $ 67,310            $376,163             $169,534

Cost of revenue                                            97,864                31,971             225,728               80,748
                                              -------------------    ------------------   -----------------    -----------------
Gross profit                                               14,242                35,339             150,435               88,786

Operating expenses:
  Research and development                                 16,497                 8,102              41,193               22,781
  Sales and marketing                                      41,578                14,798             117,192               38,180
  General and administrative                               11,284                 2,906              20,442                8,204
  Goodwill, purchased intangibles and
     deferred stock compensation                            8,239                     -              22,101                    -
  Other operating expense                                  34,020                     -              34,020                    -
                                              -------------------    ------------------   -----------------    -----------------

       Total operating expenses                           111,618                25,806             234,948               69,165
                                              -------------------    ------------------   -----------------    -----------------

Operating income (loss)                                   (97,376)                9,533             (84,513)              19,621
Interest and other income, net                              2,005                 4,401               8,519                9,841
                                              -------------------    ------------------   -----------------    -----------------
Income (loss) before income taxes                         (95,371)               13,934             (75,994)              29,462

Provision (benefit) for income taxes                      (25,256)                4,877             (18,474)              10,003
                                              -------------------    ------------------   -----------------    -----------------
Net income (loss)                                        $(70,115)             $  9,057            $(57,520)            $ 19,459
                                              ===================    ==================   =================    =================

*Basic net income (loss) per common share                $  (0.64)             $   0.09            $  (0.54)            $   0.20
                                              ===================    ==================   =================    =================
*Diluted net income (loss) per common share              $  (0.64)             $   0.08            $  (0.54)            $   0.18
                                              ===================    ==================   =================    =================

*Weighted average shares outstanding used in
 computing basic net income (loss) per share              109,028               103,060             107,433               99,158
                                              ===================    ==================   =================    =================
*Weighted average shares outstanding used in
 computing diluted net income (loss) per share            109,028               113,584             107,433              110,654
                                              ===================    ==================   =================    =================


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

                             EXTREME NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                              Nine months Ended

                                                                               ---------------------------------------------
                                                                                    March 31,                 March 31,
                                                                                      2001                        2000
                                                                               -----------------        --------------------
Operating activities:
 Net income (loss)                                                                      $(57,520)                   $ 19,459
   Adjustments to reconcile net income (loss) to net cash provided by
     (used for) operating activities:
     Depreciation                                                                         13,046                       4,853
     Amortization                                                                         21,684                           -
     Provision for doubtful accounts                                                       4,621                           -
     Provision for inventory reserves                                                     31,288                           -
     In-process research and development                                                  30,142                           -
     Amortization of deferred stock compensation                                             575                          94
     Loss on equity investments                                                            3,708                           -
     Loss on retirement of assets                                                          2,014                           -
     Compensation expense for options granted to consultants                                 630                           -
     Changes in assets and liabilities:
           Accounts receivable                                                           (32,537)                    (22,419)
           Inventories                                                                   (70,673)                     (4,494)
           Other current and noncurrent assets                                           (20,968)                    (12,251)
           Accounts payable                                                               (1,422)                     13,759
           Accrued compensation                                                            4,182                       2,274
           Deferred income taxes                                                          (3,624)                          -
           Deferred revenue                                                               24,286                      11,414
           Accrued purchase commitments                                                    7,163                         912
           Other accrued liabilities                                                       9,111                      10,157
           Long term deposit                                                                 (40)                          -
                                                                               -----------------        --------------------
 Net cash provided by (used for) operating activities                                    (34,334)                     23,758
                                                                               -----------------        --------------------


Investing activities:
 Capital expenditures                                                                    (39,077)                    (16,545)
 Purchases and maturities of investments, net                                             25,861                     (55,786)
 Acquisition of business, net of cash assumed                                              2,291                           -
 Minority investments                                                                     (7,500)                     (7,651)
                                                                               -----------------        --------------------
 Net cash used for investing activities                                                  (18,425)                    (79,982)
                                                                               -----------------        --------------------


Financing activities:
 Proceeds from issuance of common stock                                                   19,099                     179,923
 Principal payments of capital lease obligations                                               -                      (1,648)
                                                                               -----------------        --------------------
 Net cash provided by financing activities                                                19,099                     178,275
                                                                               -----------------        --------------------


Net increase (decrease) in cash and cash equivalents                                     (33,660)                    122,051
Cash and cash equivalents at beginning of period                                         116,721                     107,143
                                                                               -----------------        --------------------
Cash and cash equivalents at end of period                                              $ 83,061                    $229,194
                                                                               =================        ====================


    See accompanying notes to the unaudited condensed consolidated financial statements.

                            EXTREME NETWORKS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared by Extreme Networks, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Extreme Networks, Inc. and its wholly-owned subsidiaries ("Extreme" or collectively, the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2001 and the operating results and cash flows for the three and nine months ended March 31, 2001 and March 31, 2000. The condensed balance sheet at June 30, 2000 has been derived from audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended June 30, 2000, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

     The results of operations for the nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for future quarters or the fiscal year ending June 30, 2001. Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2001 presentation. Such reclassifications have not impacted previously reported operating income (loss).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     Extreme Networks, Inc. ("Extreme" or the "Company") was incorporated in California on May 8, 1996 and was reincorporated in Delaware on March 31, 1999. Extreme is a leading provider of high-performance, broadband networking solutions.

Fiscal Year

     The Company's fiscal year is the 52-week or 53-week period ending on the last Sunday in June. Fiscal 2001 and 2000 are 52-week fiscal years. The March 31, 2001 quarter closed on April 1, 2001 and comprised 13 weeks of revenue and expense activity.

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

Inventories

     Inventories consist of raw materials and finished goods and are stated at the lower of cost or market (on a first-in, first-out basis).

     Inventories consist of (in thousands):


                                   March 31, 2001           June 30, 2000
                                   --------------           -------------
      Raw materials                $       22,751           $       9,501
      Finished goods                       40,435                  14,300
                                   --------------           -------------
            Total                  $       63,186           $      23,801
                                   ==============           =============


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

Concentration of Credit Risk, Product and Significant Customers

     Extreme may be subject to concentration of credit risk as a result of certain financial instruments consisting principally of marketable investments and accounts receivable. Extreme has placed its investments with high-credit quality issuers. Extreme will not invest an amount exceeding 10% of the corporation's combined cash, cash equivalents, short-term and long-term investments, in the securities of any one obligor or maker, except for obligations of the United States, obligations of United States agencies and money market accounts. Extreme performs ongoing credit evaluations of its customers and generally does not require collateral. To date, credit losses have been within management's expectations. Extreme operates solely within one business segment, the development and marketing of switching solutions. Significant customer concentration is summarized below. No other customer accounts for more than 10% of Extreme's net revenues.

                                       Three Months Ended                        Nine Months Ended
                               ------------------------------------    ------------------------------------
Customer                       March 31, 2001        March 31, 2000    March 31, 2001        March 31, 2000
                               --------------        --------------    --------------        --------------
A                                    --                     --                --                   11%
B                                    --                     11%               --                   11%
C                                    17%                    12%               15%                  --


Goodwill and Purchased Intangible Assets

     We record goodwill when the cost of net assets we acquire exceeds their fair value. Goodwill is amortized on a straight-line basis over lives ranging from 2 to 5 years. The cost of identified intangibles is generally amortized on a straight-line basis over periods ranging from 2 to 5 years. We regularly perform reviews to determine if the carrying value of assets is impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. If, in the future, management determines the existence of impairment indicators, we would use undiscounted cash flows to initially determine whether impairment should be recognized. If necessary, we would perform a subsequent calculation to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value would be calculated using the present value of estimated expected future cash flows. The cash flow calculations would be based on management's best estimates, using appropriate assumptions and projections at the time.

     The total purchase price of goodwill and purchased intangible assets was allocated based on independent appraisals obtained by the Company, to the tangible and intangible assets acquired based on their respective fair values on the dates of acquisition as follows (in thousands):


                                      March 31, 2001           June 30, 2000
                                      --------------           -------------

  Goodwill                            $      143,488           $      48,050
  Purchased intangible assets                 11,158                   8,784
                                      --------------           -------------
                                             154,646                  56,834
    Less: accumulated amortization           (28,736)                 (7,052)
                                      --------------           -------------
    Total                             $      125,910           $      49,782
                                      ==============           =============

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

     Extreme makes certain sales to partners in two-tier distribution channels. The first tier consists of a limited number of third-party distributors that sell primarily to resellers and on occasion to end-user customers. Distributors are generally given privileges to return a portion of inventory and participate in various cooperative marketing programs. Under specified conditions, we grant the right to distributors to return unsold products to us. The distributors are contractually limited in terms of the value of products that can be returned to Extreme (up to 15% of net purchases in the immediately preceding calendar quarter to be credited against future purchases). Extreme defers recognition of revenue on sales to distributors until the distributors sell the product. The second tier of the distribution channel consists of a large number of third-party resellers that sell directly to end-users and are not granted return privileges. Extreme generally records revenue to resellers upon shipment net of allowances based on its experience.

Warranty Reserves

     Extreme's hardware warranty period is typically 12 months from the date of shipment to the end user. Software warranties are typically 90 days from date of shipment to end user. Extreme estimates expenses for the cost to repair or replace products that may be returned under warranty and accrues the amount as revenue is recognized.

Advertising

     We expense advertising costs as incurred. Advertising expenses for the three months ended March 31, 2001 and March 31, 2000 were approximately $1.3 million and $0.5 million, respectively. Advertising expenses for the nine months ended March 31, 2001 and March 31, 2000 were approximately $3.2 million and $1.6 million, respectively.

Foreign Operations

     Extreme's foreign offices consist of sales, marketing and support activities. Operating income (loss) generated by Extreme's operating foreign subsidiaries and their corresponding identifiable assets were not material in any period presented.

     Extreme's export sales represented 54% and 46% of net revenue in the nine months ended March 31, 2001 and March 31, 2000, respectively. All of the export sales to date have been denominated in U.S. dollars and were derived from sales primarily to customers located in Europe and Asia.

Net Income Per Share

     Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options, warrants and convertible securities. Dilutive earnings per common share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the dilutive effect of options and warrants. Potentially dilutive securities have been excluded from the diluted earnings per share computations as they have an antidilutive effect due to the Company's net loss for the three months ended March 31, 2001.

     The following table presents the calculation of basic and diluted net income per share (unaudited in thousands, except per share data):

                                                   Three Months Ended March 31,         Nine Months Ended March 31,
                                                   ---------------------------          --------------------------
                                                      2001             2000                 2001           2000
                                                   ----------       ----------          ----------      ----------
Net income (loss)                                  $ (70,115)       $    9,057          $  (57,520)     $   19,459
                                                   ==========       ==========          ==========      ==========
Weighted-average shares of common stock
 outstanding                                         110,259           105,498             108,434         102,862
  Less: Weighted-average shares subject
   to repurchase                                      (1,231)           (2,438)             (1,001)         (3,704)
                                                   ----------       ----------          ----------      ----------
  Weighted-average shares used in
   computing basic net income (loss)
   per share                                         109,028           103,060             107,433          99,158
                                                   ==========       ==========          ==========      ==========
  Incremental shares using the treasury
   stock method                                           --            10,524                  --          11,496
  Weighted-average shares used in computing
   diluted net income (loss) per share               109,028           113,584             107,433         110,654
                                                   ==========       ==========          ==========      ==========
*Basic net income (loss) per share                 $    (0.64)      $     0.09          $    (0.54)     $     0.20
                                                   ==========       ==========          ==========      ==========
*Diluted net income (loss) per share               $    (0.64)      $     0.08          $    (0.54)     $     0.18
                                                   ==========       ==========          ==========      ==========

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

Recently Issued Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which extended the deferral of the application of FAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 15, 2000 the FASB also issued FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment to FASB Statement No. 133". FAS 138 amends the accounting and reporting standards of Statement 133 for certain derivative instruments and certain hedging activities. The Company adopted these pronouncements for the year ending June 30, 2001. Extreme enters into foreign exchange forward contracts to offset the impact of currency fluctuations on certain nonfunctional operating expenses, denominated in Japanese Yen, the Euro and British pound. The foreign exchange forward contracts we enter into have original maturities ranging from one to three months. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results (see Note 4). We did not hold any forward contracts as of March 31, 2001.

     In December 1999, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No.101, Revenue Recognition in Financial Statements', which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. At this time, management does not expect the adoption of SAB 101 to have a material effect on the Company's operations or financial position. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001.

3.   BUSINESS COMBINATIONS AND INVESTMENTS

     During the fiscal year ended June 30, 2000, Extreme acquired certain assets of a company for a total cost of approximately $2.5 million, of which $1.5 million has been paid as of March 31, 2001. During the quarter ended September 30, 2000, Extreme acquired certain assets of a company for a total cost of $0.9 million. Extreme accounted for these acquisitions using the purchase method of accounting, and incurs charges of approximately $212,000 per quarter related to the amortization of goodwill over the estimated useful life of four years. The entire amount of the purchase prices was allocated to goodwill and purchased intangibles.

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

     On January 31, 2001 Extreme acquired privately-held Optranet, Inc. ("Optranet"), a developer of broadband access equipment in which Extreme previously held a minority interest. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since January 31, 2001, Optranet's results of operations have been included in the Company's Consolidated Statements of Operations. The fair value of the intangible assets was determined based upon a valuation using a combination of methods, including an income approach for the technology and a cost approach for the assembled workforce.

     The purchase price of approximately $73.2 million consisted of an exchange of 1.4 million shares of the Company's common stock with a fair value of $50.5 million, assumed stock options with a fair value of $22.3 million, $0.2 million in acquisition related expenses and Extreme's net minority investment of $0.2 million. The purchase price was allocated, based on an independent valuation, to goodwill of $41.2 million, assembled workforce of $1.5 million, in-process research and development of $13.4 million, deferred compensation of $21.9 million and tangible net assets assumed of $2.6 million, net of deferred tax liabilities of $7.4 million.

     The value of the acquired in-process technology was computed using a discounted cash flow analysis rate of 30% on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues and operating expenses related to the products and technologies purchased from Optranet. The calculation of value was then adjusted to reflect only the value creation efforts of Optranet prior to the close of the acquisition. The acquired intangible assets and goodwill are being amortized using the straight-line method over their estimated useful lives of five years, resulting in an aggregate quarterly charge of $1.7 million during the amortization period. Amortization of acquired intangibles and goodwill associated with this acquisition totaled $0.6 million for the three months ended March 31, 2001. The Company recognized stock-based compensation expense associated with unvested stock options issued to employees in conjunction with the acquisition. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, resulting in an aggregate quarterly charge of $1.6 million. Amortization of stock-based compensation associated with this acquisition totaled $0.5 million for the three months ended March 31, 2001.

     On March 7, 2001 Extreme acquired privately-held Webstacks, Inc. ("Webstacks"), a developer of broadband access equipment in which Extreme previously held a minority interest. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since March 7, 2001, Webstack's results of operations have been included in the Company's Consolidated Statements of Operations. The fair value of the intangible assets was determined based upon a valuation using a combination of methods, including an income approach for the technology and a cost approach for the assembled workforce.

     The purchase price of approximately $74.7 million consisted of an exchange of 2.9 million shares of the Company's common stock with a fair value of $71.2 million, assumed stock options with a fair value of $2.8 million, $0.3 million in acquisition related expenses and Extreme's net minority investment of $0.4 million. The purchase price was allocated, based on an independent valuation, to goodwill of $53.1 million, assembled workforce of $0.9 million, in-process research and development of $16.8 million, deferred compensation of $2.5 million, tangible net assets assumed of $0.7 million and deferred tax assets of $0.7 million.

     The value of the acquired in-process technology was computed using a discounted cash flow analysis rate of 30% on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues and operating expenses related to the products and technologies purchased from Webstacks. The calculation of value was then adjusted to reflect only the value creation efforts of Webstacks prior to the close of the acquisition. The acquired intangible assets and goodwill are being amortized using the straight-line method over their estimated useful lives of five years, resulting in an aggregate quarterly resulting in an aggregate quarterly charge of $2.7 million during the amortization period. The Company recognized stock-based compensation expense associated with unvested stock options issued to employees in conjunction with the acquisition. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, resulting in an aggregate quarterly charge of $0.2 million. There was no amortization of goodwill or stock-based compensation associated with this acquisition for the three months ended March 31, 2001 due to the Company's policy of starting amortization in the following month for acquisitions.

     Extreme has made several additional investments totaling $10.9 million, which are reflected in "Other assets" in the accompanying consolidated balance sheets. These investments are being accounted for under the cost method. We expect to continue to make additional investments in the equity of companies developing technology, products or services related to our business.

4.   COMMITMENTS

     In June 2000, we entered into two operating lease agreements for approximately 16 acres of land and the accompanying 275,000 square feet of buildings to serve as our corporate headquarters in Santa Clara, California. Our lease payments will vary based on the LIBOR plus a spread, which was 5.5% at March 31, 2001. Our combined lease payments are estimated to be approximately $5.7 million on an annual basis over the lease terms. The leases are for five years and can be renewed for two five-year periods, subject to the approval of the lessor. At the expiration or termination of the leases, we have the option to either purchase these properties for $31.4 million and $48.6 million, respectively, or arrange for the sale of the properties to a third party for at least $31.4 million and $48.6 million, respectively, with a contingent liability for any deficiency. If the properties under these leases are not purchased or sold as described above, we will be obligated for additional lease payments of approximately $30.5 million and $41.3 million respectively.

     As part of the above lease transactions, Extreme restricted $80.0 million of its investment securities as collateral for specified obligations based on its position as the lessee. These investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations under Extreme's investment policy. The lease also requires us to maintain specified financial covenants with which we were in compliance as of March 31, 2001.

Foreign Exchange Forward Contracts

     While sales of the Extreme's products are generally denominated in U.S. dollars, operating expenses of our foreign subsidiaries are remitted in foreign currency. As such, Extreme is exposed to adverse movements in foreign currency exchange rates. Extreme enters into foreign exchange forward contracts to reduce the impact of certain currency exposures. These contracts hedge exposures associated with nonfunctional operating expenses denominated in Japanese Yen, the Euro and British pound. Extreme does not enter into foreign exchange forward contracts for trading purposes. Gains and losses on the contracts are included in interest and other income, net. Extreme's foreign exchange forward contracts generally range from one to three months in original maturity.

5.   INCOME TAXES

     The Company's income tax liability for federal and state purposes has been reduced and the deferred tax assets have been increased by the tax benefits of employee stock option transactions. This benefit totaled $29 million in the first nine months of fiscal 2001 and was credited directly to stockholders' equity.

6.   OTHER OPERATING EXPENSE

     Other operating expense in the three months ended March 31, 2001 includes a write-off of acquired technologies of $30.2 million and a restructuring charge of $3.8 million.

     The Company recorded non-recurring charges of $13.4 million related to the purchase of Optranet on January 31, 2001 and $16.8 related to the purchase of Webstacks on March 7, 2001. The value assigned to purchased in-process research and development was determined through valuation techniques generally used by appraisers in the high-technology industry and was immediately expensed in the period of acquisition because technological feasibility had not been established and no alternative use had been identified. The charges are discussed in more detail in Note 3.

     In March 2001, the Company implemented a restructuring plan in order to lower the Company's overall cost structure. In connection with the restructuring, the Company reduced its headcount and consolidated facilities. Restructuring charges included in other operating expenses were $3.8 million in the quarter ended March 31, 2001. The restructuring expense included $2.1 million in the write-off and write-down in carrying value of equipment, $1.7 million in facility closure expenses. In addition, the Company expects to record charges of approximately $4.0 million in the fourth quarter of fiscal 2001 for severance and benefits for terminated employees. The number of temporary employees and contractors used by the Company will also be reduced. The following analysis sets forth the significant components of the restructuring reserve at March 31, 2001 (in thousands):


                                              Facility Closure           Equipment               TOTAL
                                              ----------------           ---------             --------
Restructuring charge                          $          1,745           $   2,133             $  3,878
Cash charge                                                 --                  --                   --
Non-cash charge                                             --              (2,133)              (2,133)
                                              ----------------           ---------             --------
Reserve balance at March 31, 2001             $          1,745           $      --             $  1,745
                                              ================           =========             ========

7.   COMPREHENSIVE INCOME (LOSS)

     The following are the components of accumulated other comprehensive income
(loss), net of tax (in thousands):

                                                        March 31, 2001             June 30, 2000
                                                        --------------             -------------
Unrealized gain (loss) on investments                   $          932             $        (615)
Foreign currency translation adjustments                          (174)                       (8)
                                                        --------------             -------------
  Accumulated other comprehensive income (loss)         $          758             $        (623)
                                                        ==============             =============

     The following schedule of other comprehensive income shows the gross current-period gain and the reclassification adjustment (in thousands):

                                                          Three Months Ended                       Nine Months Ended
                                                 ------------------------------------    ------------------------------------
                                                 March 31, 2001        March 31, 2000    March 31, 2001        March 31, 2000
                                                 --------------        --------------    --------------        --------------
Net income (loss)                                $      (70,115)       $        9,057    $      (57,520)       $       19,459
Other comprehensive income:
  Change in unrealized gain on
   investment, net                                          489                  (474)            1,547                  (771)
  Change in accumulated translation
   adjustments                                              (94)                  (25)             (166)                   --
                                                 --------------        --------------    --------------        --------------
Total comprehensive income (loss)                $      (69,720)       $        8,558    $      (56,139)       $       18,688
                                                 ==============        ==============    ==============        ==============

8.   STOCKHOLDERS' EQUITY AND STOCK SPLIT

     On July 19, 2000 Extreme announced a two-for-one stock split in the form of a stock dividend paid on August 24, 2000 to stockholders of record on August 10, 2000. All share and per share data have been restated to give retroactive effect to this stock split.

9.   SUBSEQUENT EVENT

Stockholder Rights Plan

     On April 27, 2001, the board of directors adopted a Stockholder Rights Plan. Under the plan, rights will be distributed as a dividend at the rate of one right for each share of the Company's common stock held by stockholders of record as of the close of business on May 14, 2001. The plan calls for each right to entitle stockholders to purchase a fractional share of the Company's Series A preferred stock for $150.00. The rights may become exercisable if a person or group acquires beneficial ownership of 15 percent or more of the Company's common stock or begins a tender or exchange offer under which the party would own 15 percent or more of the Company's common stock and in such case are exercisable by all holders other than such person or group. When the Rights become exercisable, the board of directors has the right to authorize the issuance of one share of the Company's common stock in exchange for each right that is then exercisable.

Part I. Financial Information
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

     When used in this discussion and elsewhere in this Form 10-Q, the words "may," "should," "believes," "expects," "anticipates," "estimates" and similar expressions identify forward-looking statements. Such statements, which include statements concerning operating expenses, anticipated growth, potential expansion of research and development and sales and support staff, working capital, product mix, pricing trends, the mix of export sales are subject to risks and uncertainties, including those set forth below under "Factors That

May Affect Our Results." Our actual results could differ materially from those projected in these forward-looking statements which could have a material adverse effect on our business, operating results and financial condition. These forward-looking statements speak only as of the date hereof and there may be events in the future that would alter our expectations but which we are not able to predict accurately or over which we have no control.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with "Factors That May Affect Future Results" set forth on page 19 and in our other filings with the U.S. Securities and Exchange Commission. All dollar amounts in this Management's Discussion and Analysis are in millions.

Overview

     Our revenue is derived from sales of our Summit, BlackDiamond and Alpine product families and fees for services relating to our products, including maintenance and training. The level of sales to any customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. See "Factors That May Affect Our Results--If a Key Reseller, Distributor or Other Significant Customer Cancels or Delays a Large Purchase, Our Revenues May Decline and the Price of Our Stock May Fall." Significant customer concentration as a percentage of net revenue is summarized below:

                                                          Three Months Ended                       Nine Months Ended
                                                 ------------------------------------    ------------------------------------
Customer                                         March 31, 2001        March 31, 2000    March 31, 2001        March 31, 2000
                                                 --------------        --------------    --------------        --------------
A                                                      --                    --                --                     11%
B                                                      --                    11%               --                     11%
C                                                      17%                   12%               15%                    --

     We market and sell our products primarily through resellers, distributors and, to a lesser extent, OEMs and our field sales organization. We sell our products through more than 250 resellers in approximately 50 countries. For the nine months ended March 31, 2001, sales to customers outside of North America accounted for approximately 54% of our net revenue. Currently, all of our international sales are denominated in U.S. dollars. We generally recognize product revenue at the time of shipment, unless we have future obligations for installation or have to obtain customer acceptance, in which case revenue is deferred until such obligations have been satisfied. Under specified conditions, we allow third-party distributors to return products to us. Extreme defers recognition of revenue on sales to distributors until the distributors sell the product. Service revenue is recognized ratably over the term of the contract period, which is typically 12 months.

     We expect to experience some erosion of average selling prices of our products due to a number of factors, including competitive pricing pressures, promotional pricing and rapid technological change. Our gross margins may be adversely affected by increases in material or labor costs, heightened price competition, and higher inventory balances. In addition, our gross margins may fluctuate due to the mix of distribution channels through which our products are sold, including the effects of our two-tier distribution channel. Any significant decline in sales to our resellers, distributors, or end-user customers, or the loss of any of our resellers, distributors, or end-user customers, could have a material adverse effect on our business, operating results and financial condition. In addition, new product introductions may result in excess or obsolete inventories. Any excess or obsolete inventories may also reduce our gross margins. If product or related warranty costs associated with these new products are greater than we have experienced, gross margin may be adversely affected.

     We outsource the majority of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, documentation control and repairs at our facility in Santa Clara, California. Accordingly, a significant portion of our cost of revenue consists of payments to our contract manufacturers - Flextronics International, Ltd., MCMS, Inc., and Solectron Corporation. We expect to realize lower per unit product costs as a result of volume efficiencies if and as volumes increase. However, we cannot assure you when or if such price reductions will occur. The failure to obtain such price reductions could have a material adverse effect on our gross margins and operating results.

     Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products. We expense all research and development expenses as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect these expenses to increase in absolute dollars in the future. However, expenses may be flat or down in coming quarters as a result of our reorganization. In addition, during the quarter ended March 31, 2001, we hired approximately 64 engineering personnel as part of the Optranet and Webstacks acquisitions. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion.

     Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and field service support functions, as well as trade shows and promotional expenses. Our recent reorganization is expected to reduce sales and marketing expenses in the immediate future. However, in the longer term and assuming that market conditions improve, we intend to pursue sales and marketing campaigns aggressively and therefore expect these expenses to increase significantly in absolute dollars in the future. In addition, we expect to continue to expand our field sales operations to support and develop leads for our resellers and distributors, which will also result in an increase in sales and marketing expenses.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. Our recent reorganization is expected to reduce general and administrative expenses in the immediate future.

     We did not achieve profitability in the quarter ended March 31, 2001 due to impact on gross profit of $40.3 million for charges for excess and obsolete inventory and lower of cost or market reserves established for the Company's Summit based products. The Company also recorded non-recurring charges of $13.4 million related to the purchase of Optranet on January 31, 2001 and $16.8 related to the purchase of Webstacks on March 7, 2001 and a restructuring charge of $3.8 million. The lengthy sales cycle of our products often results in a significant delay between the time we incur expenses and the time we realize the related revenue. See "Factors That May Affect Future Results - The Sales Cycle for Our Products is Long and We May Incur Substantial Non-Recoverable Expenses or Devote Significant Resources to Sales that Do Not Occur When Anticipated." To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, our operating results would be adversely affected. See "Factors That May Affect Future Results - A Number of Factors Could Cause Our Quarterly Financial Results to Be Worse Than Expected, Resulting in a Decline in Our Stock Price."

     On January 31, 2001 Extreme acquired privately-held Optranet, Inc. ("Optranet"), a developer of broadband access equipment in which Extreme previously held a minority interest. On March 7, 2001 Extreme acquired privately-held Webstacks, Inc. ("Webstacks"), a developer of broadband access equipment in which Extreme previously held a minority interest. These transactions were accounted for as purchases and, accordingly, the results of operations of Optranet and Webstacks and the estimated fair value of assets acquired and liabilities assumed are included in the Company's consolidated financial statements as of the effective dates of the purchases through the end of the quarter ended March 31, 2001. See Note 3 of Notes to Condensed Consolidated Financial Statements.

    Due to the Company's issuance of warrants to a networking company as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, future operating income will be reduced by approximately $7.0 million per quarter for the remaining quarter in fiscal 2001 and for three of the four fiscal quarters in fiscal 2002. In addition, the Optranet and Webstacks acquisitions will result in material charges for amortization of the goodwill and intangibles arising and from the deferred compensation charges. See Note 3 of Notes to Condensed Consolidated Financial Statements.

Results of Operations

     The following table sets forth for the periods indicated certain financial data as a percentage of net revenue:

                                                          Three Months Ended                       Nine Months Ended
                                                 ------------------------------------    ------------------------------------
                                                 March 31, 2001        March 31, 2000    March 31, 2001        March 31, 2000
                                                 --------------        --------------    --------------        --------------
Net revenue                                               100.0%                100.0%            100.0%                100.0%
Cost of revenue                                            87.3                  47.5              60.0                  47.6
                                                 --------------        --------------    --------------        --------------
Gross margin                                               12.7                  52.5              40.0                  52.4
                                                 --------------        --------------    --------------        --------------
Operating expenses:
  Research and development                                 14.7                  12.0              11.0                  13.5
  Sales and marketing                                      37.1                  22.0              31.2                  22.5
  General and administrative                               10.1                   4.3               5.4                   4.8
  Goodwill, purchased intangibles
   and deferred stock compensation                          7.4                    --               5.9                    --
  Other operating expense                                  30.3                    --               9.0                    --
                                                 --------------        --------------    --------------        --------------
      Total operating expenses                             99.6                  38.3              62.5                  40.8
                                                 --------------        --------------    --------------        --------------
Operating income (loss)                                   (86.9)                 14.2             (22.5)                 11.6
Interest and other income, net                              1.8                   6.5               2.3                   5.8
                                                 --------------        --------------    --------------        --------------
Income (loss) before income taxes                         (85.1)                 20.7             (20.2)                 17.4
Provision (benefit) for income taxes                      (22.6)                  7.2              (4.9)                  5.9
                                                 --------------        --------------    --------------        --------------
Net income (loss)                                         (62.5)%                13.5%            (15.3)%                11.5%
                                                 ==============        ==============    ==============        ==============

     Net revenue. Net revenue increased from $67.3 million for the three months ended March 31, 2000 to $112.1 million for the three months ended March 31, 2001, an increase of $44.8 million. Net revenue increased from $169.5 million for the nine months ended March 31, 2000 to $376.2 million for the nine months ended March 31, 2001, an increase of $206.7 million. The increases in net revenues for both the three-month period and the nine-month period in 2001 as compared to the comparable 2000 periods were primarily due to increased sales of our Summit stackable products, BlackDiamond modular product family and our Alpine product family, the market growing acceptance of Extremes existing and new product offerings, and a significant increase in our sales and marketing organizations. Net revenue for the three months ended March 31, 2001 did not meet our expectations due to a general decline in demand for networking products.

     Export sales accounted for 54% and 46% of net revenue in the nine months ended March 31, 2001 and 2000, respectively. As a result of our growing customer base abroad, we expect that export sales will continue to represent a significant portion of net revenue, although we cannot assure you that export sales as a percentage of net revenue will remain at current levels. All sales transactions are denominated in U.S. dollars.

     Gross profit. The gross profit rate decreased from 52.5% for the three months ended March 31, 2000 to 12.7% for the three months ended March 31, 2001. The gross profit rate decreased from 52.4% for the nine months ended March 31, 2000 to 40.0% for the nine months ended March 31, 2001. The gross profit rates for the three and nine months ended March 31, 2001 were impacted by $40.3 million in charges for excess and obsolete inventory and lower of cost or market reserves established for the Company's Summit based products. Excluding the impact of these charges, gross profit rates would have been 48.7% and 50.7% for the three and nine months ended March 31, 2001, respectively. These decreases from the comparable periods in fiscal 2000 were due a shift in the mix of products sold, a shift in our channel mix and lower average selling prices due primarily to increased competition.

     Research and development expenses. Research and development expenses increased from $8.1 million for the three months ended March 31, 2000 to $16.5 million for the three months ended March 31, 2001, an increase of $8.4 million. Research and development expenses increased from $22.8 million for the nine months ended March 31, 2000 to $41.2 million for the nine months ended March 31, 2001, an increase of $18.4 million. The increases in both the three-month and nine-month periods ended March 31, 2001 as compared to the comparable fiscal 2000 periods were due to increases in headcount to support the Company's multiple product development efforts, nonrecurring engineering and initial product verification expenses. In addition, during the quarter ended March 31, 2001, we hired approximately 64 engineering personnel as part of the Optranet and Webstacks acquisitions. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion.

     Sales and marketing expenses. Sales and marketing expenses increased from $14.8 million for the three months ended March 31, 2000 to $41.6 million for the three months ended March 31, 2001, an increase of $26.8 million. Sales and marketing expenses increased from $38.2 million for the nine months ended March 31, 2000 to $117.2 million for the nine months ended March 31, 2001, an increase of $79.0 million. This increase was primarily due to the hiring of additional sales, marketing and customer support personnel, increased sales commission expenses resulting from increased revenues, increased promotional expenses and the establishment of new sales offices.

     General and administrative expenses. General and administrative expenses increased from $2.9 million for the three months ended March 31, 2000 to $11.3 million for the three months ended March 31, 2001, an increase of $8.4 million. General and administrative expenses increased from $8.2 million for the nine months ended March 31, 2000 to $20.4 million for the nine months ended March 31, 2001, an increase of $12.2 million. This increase was due primarily to an increase in bad debt expense, the hiring of additional finance, information technology and legal and administrative personnel and increased professional fees and facilities costs.

     Goodwill, Purchased Intangibles and Deferred Stock Compensation. Amortization of goodwill and intangibles was $22.1 million for the nine months ended March 31, 2001. This amount was primarily due to the Company's issuance of fully earned, non-forfeitable, fully exercisable warrants with a two year life to purchase 3 million shares of the Company's common stock with an exercise price of $39.50 per share as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements. Future operating income will be reduced by approximately $7.0 million per quarter for the remaining quarter in fiscal 2001 and for three fiscal quarters in fiscal 2002 related to this transaction. In addition, the Optranet and Webstacks acquisitions will result in material charges for amortization of the goodwill and intangibles arising and from the deferred compensation charges (see Note 3 of Notes to Condensed Consolidated Financial Statements). We expect that future operating income may be reduced as a result of purchase accounting acquisitions, such as our recent Optranet and Webstacks acquisitions.

     Other operating expense. Other operating expense in the three months ended March 31, 2001 includes a write-off of acquired technologies of $30.2 million and a restructuring charge of $3.8 million, as described below.

     The Company recorded non-recurring charges of $13.4 million related to the purchase of Optranet on January 31, 2001 and $16.8 related to the purchase of Webstacks on March 7, 2001. The value assigned to purchased in-process research and development was determined through valuation techniques generally used by appraisers in the high-technology industry and was immediately expensed in the period of acquisition because technological feasibility had not been established and no alternative use had been identified. The charges are discussed in more detail in Note 3 of Notes to Condensed Consolidated Financial Statements.

     In March 2001, the Company implemented a restructuring plan in order to lower the Company's overall cost structure. In connection with the restructuring, the Company reduced its headcount and consolidated facilities. Restructuring charges included in other operating expenses were $3.8 million in the quarter ended March 31, 2001. The restructuring expense included $2.1 million in the write-off and write-down in carrying value of equipment and $1.7 million in facility closure expenses. In addition, the Company expects to record charges of approximately $4.0 million in the fourth quarter of fiscal 2001 for severance and benefits for terminated employees. The number of temporary employees and contractors used by the Company will also be reduced.

     Interest and other income, net. Interest and other income, net decreased from $4.4 million for the three months ended March 31, 2000 to $2.0 million for the three months ended March 31, 2001, a decrease of $2.4 million. Interest and other income, net decreased from $9.8 million for the nine months ended March 31, 2000 to $8.5 million for the nine months ended March 31, 2001, a decrease of $1.3 million. The decreases were due to decreased interest income earned as a result of the decreased amount of cash and cash equivalents, short-term investments, restricted investments and long-term investments and the write-off of cost investments.

     Income taxes. We recorded tax benefits of $25.3 million for the three months ended March 31, 2001 and $18.5 million for the nine months ended March 31, 2001, which resulted in effective tax rates of 26.5% and 24.3%, respectively. The effective rates include the impact of nondeductible in-process R&D and other acquisition-related costs.

Liquidity and Capital Resources

     Cash and cash equivalents, short-term investments, and investments decreased from $227.5 million at June 30, 2000 to $169.4 million at March 31, 2001, a decrease of $58.1 million. The decrease is primarily due to increases in accounts receivable and inventories and capital expenditures, partially offset by proceeds from issuance of common stock.

     Accounts receivable increased 46% from June 30, 2000 to March 31, 2001. Days sales outstanding in receivables increased from 59 days at June 30, 2000 to 71 days at March 31, 2001. The increase in accounts receivable and days sales outstanding was due, in part, to growth in net sales combined with conditions in a number of markets resulting in longer payment terms. We expect that accounts receivable will continue to increase to the extent our revenues continue to rise. Inventory levels increased 165% from June 30, 2000 to March 31, 2001. Extreme has increased inventory in order to support revenue growth, develop distribution channels, maintain shorter lead times on certain projects and to provide assurance to our customers that we will be able to meet demand. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements. For example, as a result of the rapid change in the market for networking products, the Company recorded $40.3 million in charges for excess and obsolete inventory and lower of cost or market reserves established for the Company's Summit based products in the quarter ended March 31, 2001.

     In June 2000, we entered into two operating lease agreements for approximately 16 acres of land and the accompanying 275,000 square feet of buildings to house our primary facility in Santa Clara, California. Our lease payments will vary based on the LIBOR plus a spread, which was 5.5% at March 31, 2001. Our combined lease payments are estimated to be approximately $5.7 million on an annual basis over the lease terms. The leases are for five years and can be renewed for two five-year periods, subject to the approval of the lessor. At the expiration or termination of the leases, we have the option to either purchase these properties for $31.4 million and $48.6 million, respectively, or arrange for the sale of the properties to a third party for at least $31.4 million and $48.6 million, respectively, with a contingent liability for any deficiency.

If the properties under these leases are not purchased or sold as described above, we will be obligated for additional lease payments of approximately $30.5 million and $41.3 million respectively.

     As part of the above lease transactions, the Company restricted $80.0 million of its investment securities as collateral for specified obligations as the lessee. These investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations under the Company's investment policy. The lease also requires us to maintain specified financial covenants with which we were in compliance as of March 31, 2001.

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

Factors That May Affect Future Results

We Have a Limited History of Profitability and We Cannot Assure You that We Will Continue to Achieve Profitability

     Fiscal 2000 was the first year in which Extreme achieved profitability in each of the four quarters and we reported a loss for the quarter ended March 31, 2001. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate significantly higher revenue to return to and sustain profitability. In addition, the amortization of purchased goodwill and intangibles, and deferred compensation associated with acquisitions, will result in material charges.

A Number of Factors Could Cause Our Quarterly Financial Results to Be Worse Than Expected, Resulting in a Decline in Our Stock Price

     We plan to increase our operating expenses to expand our sales and marketing activities, broaden our customer support capabilities, develop new distribution channels, fund increased levels of research and development and build our operational infrastructure. We base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, any delay in generating or recognizing revenue, as such occurred in the quarter ended March 31, 2001, could cause our quarterly operating results to be below the expectations of public market analysts or investors, which could cause the price of our common stock to fall.

     We may experience a delay in generating or recognizing revenue for a number of reasons. Orders at the beginning of each quarter typically do not equal expected revenue for that quarter and are generally cancelable at any time. Accordingly, we are dependent upon obtaining orders in a quarter for shipment in that quarter to achieve our revenue objectives. In addition, the timing of product releases, purchase orders and product availability could result in significant product shipments at the end of a quarter. Failure to ship these products by the end of a quarter may adversely affect our operating results. Furthermore, our customer agreements typically provide that the customer may delay scheduled delivery dates and cancel orders within specified timeframes without significant penalty. Furthermore, some of our customer agreements include acceptance provisions that delay our ability to recognize revenue upon shipment.

     Our quarterly revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including, but not limited to, the following:

 . fluctuations in demand for our products and services, including seasonality, particularly in Asia and Europe;

 . unexpected product returns or the cancellation or rescheduling of orders;

 . our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

 . announcements and new product introductions by our competitors;

 . our ability to develop and support customer relationships with service providers and other potential large customers;

 . our ability to achieve targeted cost reductions;

 . our ability to obtain sufficient supplies of sole or limited source components for our products on a timely basis;

 . increases in the prices of the components we purchase;

 . our ability to achieve and maintain desired production volumes and quality levels for our products;

 . the mix of products sold and the mix of distribution channels through which products are sold;

 . costs relating to possible acquisitions and the integration of technologies or businesses;

 . the effect of amortization of goodwill, deferred compensation, and purchased intangibles resulting from existing or new transactions; and

 . changes in general and/or specific economic conditions in the networking industry.

     Due to the foregoing factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.

Intense Competition in the Market for Networking Equipment Could Prevent Us from Increasing Revenue and Prevent Us from Sustaining Profitability

     The market for networking switches is intensely competitive. Our principal competitors include Cisco Systems, Foundry Networks, Riverstone Networks, and Nortel Networks. In addition, a number of private companies have announced plans for new products that may compete with our own products. Many of our current and potential competitors have the advantages over us of longer operating histories and substantially greater financial, technical, sales, marketing, and other resources, in addition to greater name recognition and larger installed customer bases. These competitors may have developed, or could in the future, develop new competing products based on technologies that render our products obsolete.

     To remain competitive, we believe we must, among other things, invest significant resources in developing new products enhancing our current products and maintaining customer satisfaction. If we fail to do so, our products may not compete favorably with those of our competitors, which could have a material adverse effect on our revenue and future profitability.

We Expect the Average Selling Prices of Our Products to Decrease Which May Reduce Gross Margins or Revenue

     The network equipment industry has experienced rapid erosion of average selling prices due to a number of factors, including competitive pricing pressures and rapid technological change. We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, increased sales discounts, and new product introductions by us or our competitors, including, for example, competitive products manufactured with low cost merchant silicon.

Competitive pressures are expected to increase as a result of the industry slowdown that occurred in the first calendar quarter of 2001. Therefore, to maintain our gross margins, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. Our failure to do so would cause our revenue and gross margins to decline, which could have a material adverse effect on our operating results and cause the price of our common stock to decline.

The Market in Which We Compete is Subject to Rapid Technological Change and to Compete, We Must Continually Introduce New Products that Achieve Broad Market Acceptance

     The network equipment market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. If we do not address these changes by regularly introducing new products, our product line will become obsolete. Developments in routers and routing software could also significantly reduce demand for our product. Alternative technologies could achieve widespread market acceptance and displace the Ethernet technology on which our product lines and architecture are based. We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or devices will not supplant our own products and technology.

     When we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. These actions could have a material adverse effect on our operating results by unexpectedly decreasing sales, increasing inventory levels of older products, and exposing us to greater risk of product obsolescence. The market for switching products is evolving and we believe our ability to compete successfully in this market is dependent upon the continued compatibility and interoperability of our products with products and architectures offered by other vendors. In particular, the networking industry has been characterized by the successive introduction of new technologies or standards that have dramatically reduced the price and increased the performance of switching equipment. To remain competitive we need to introduce products in a timely manner that incorporate or are compatible with these emerging technologies. We cannot assure you that new products will be commercially successful. We have experienced delays in releasing new products and product enhancements in the past that has resulted in lower quarterly revenue than anticipated. We may experience similar delays in product development and release in the future and any delay in product introduction could adversely affect our ability to compete and cause our operating results to be below our expectations or the expectations of public market analysts or investors.

Continued Rapid Growth Will Strain Our Operations and Will Require Us to Incur Costs to Upgrade Our Infrastructure

     We have experienced a period of rapid growth and expansion that has placed, and continues to place, a significant strain on our resources. Even if we manage this growth effectively, we may make mistakes in operating our business such as inaccurate sales forecasting, incorrect material planning, or inaccurate financial reporting, which may result in unanticipated fluctuations in our operating results. Our net revenue increased significantly during the last fiscal year, and from March 31, 2000 to March 31, 2001, the number of our employees increased from 404 to 1,067. We expect our anticipated growth and expansion to strain our management, operational, and financial resources. Our management team has had limited experience managing such rapidly growing companies on a public or private basis. To accommodate this anticipated growth, we will be required to:

 . improve and update operational, information and financial systems, procedures and controls;

 . hire, train, and manage additional qualified personnel in the fields of engineering, sales, marketing, and networking technology; and

 . effectively manage multiple relationships with our customers, suppliers, and other third parties.

     We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned personnel systems, procedures, and controls may not be adequate to support our future operations. We may need to modify and improve our management information system to meet the increasing needs associated with our growth. The difficulties associated with installing and implementing these new systems, procedures, and controls may place a significant burden on our management and our internal resources. In addition, as we grow internationally, we need to expand our worldwide operations and enhance our communications infrastructure. Any delay in the implementation of such new or enhanced systems, procedures or controls, or any disruption in the transition to such new or enhanced systems, procedures or controls, could adversely affect our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis.

We Must Develop and Expand Our Indirect Distribution Channels to Increase Revenues and Improve Our Operating Results

     Our distribution strategy focuses primarily on developing and expanding indirect distribution channels through resellers and distributors, in addition to expanding our field sales organization. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer. Many of our resellers also sell products that compete with our products. We are developing a two-tier distribution structure in Europe and the United States which has and will require us to enter into agreements with a number of stocking distributors. We have entered into two-tier distribution agreements; however, we cannot assure you that we will continue to be able to enter into additional distribution agreements or that we will be able to successfully manage the transition of resellers to a two-tier distribution channel. Our failure to do so could limit our ability to grow or sustain revenue. In addition, our operating results will likely fluctuate significantly depending on the timing and amount of orders from our resellers. We cannot assure you that our resellers will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support.

     In an effort to support and develop leads for our indirect distribution channels and to expand our direct sales to customers, we plan to continue to expand our field sales and support staff. We cannot assure you that this internal expansion will be successfully completed, that the cost of this expansion will not exceed the revenues generated, or that our expanded sales and support staff will be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors. Our inability to effectively establish our distribution channels or manage the expansion of our sales and support staff would materially adversely affect our ability to grow and increase revenue.

Most of Our Revenue is Derived From Sales of Three Product Families, So We are Dependent on Widespread Market Acceptance of These Products; Future Performance will Depend on the Introduction and Acceptance of New Products

     In the quarter ended March 31, 2001, we derived substantially all of our revenue from sales of our Summit, BlackDiamond, and Alpine product families. We expect that revenue from these product families will account for a substantial portion of our revenue for the foreseeable future. Accordingly, widespread market acceptance of our product families is vital to our future success. Factors that may affect the sales of our products include:

 . the demand for switching products (Gigabit Ethernet and Layer 3 switching technologies in particular) in the enterprise, service provider and metropolitan area network markets;

 . the performance, price and total cost of ownership of our products;

 . the availability and price of competing products and technologies; and

 . the success and development of our resellers, distributors, and field sales channels.

     Some of these factors are beyond our control. Our future performance will also depend on the successful development, introduction, and market acceptance of new and enhanced products that address customer requirements in a cost-effective manner. In the past, we have experienced delays in product development and such delays may occur in the future. We introduced a new product family in fiscal 2000 that is based on a new generation chipset. We also introduced other products incorporating this chipset within our existing product lines. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. Therefore, to the extent customers defer or cancel orders in the expectation of any new product release, any delay in the development or introduction of new products could cause our operating results to suffer. The risk that we will be unable to achieve and maintain widespread levels of market acceptance for our current and future products may significantly impair our revenue growth.

If a Key Reseller, Distributor, or Other Significant Customer Cancels or Delays a Large Purchase, Our Revenues May Decline and the Price of Our Stock May Fall

     To date, a limited number of resellers, distributors, and other customers have accounted for a significant portion of our revenue. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected. For example, for the nine months ended March 31, 2001, Tech Data Corporation accounted for 15% of our net revenue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, a substantial reduction or delay in sales of our products to, or the loss of any significant reseller, distributor, or other customer, or unexpected returns from resellers could harm our business, operating results and financial condition. Although our largest customers may vary from period-to-period, we anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a small number of customers, particularly in view of the high sales price per unit of our products and the length of our sales cycles.

     While our financial performance depends on large orders from a few key resellers, distributors, and other significant customers, we do not have binding commitments from any of them. For example:

 . our service provider and enterprise network customers can stop purchasing and our resellers, and distributors can stop marketing our products at any time;

 . our reseller agreements generally are not exclusive and are for one-year terms, with no obligation of the resellers to renew the agreements;

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

Some of Our Customers Depend on the Internet and its Rapid Growth for All or Substantially All of Their Revenue and May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment

     Some of our customers depend on the Internet and its rapid growth for all or substantially all of their revenue. However, with the recent economic slowdown, these customers are forecasting that their revenue for the foreseeable future will generally be lower than anticipated, and some of these customers are experiencing, or are likely to experience, serious cash flow problems. As a result, if some of these customers are not successful in generating sufficient revenue or securing alternate financing arrangements, we may not be able to collect the receivables that they owe us. The inability of some of our potential customers to pay us for our products may adversely affect our timing of revenue recognition, which may cause our stock price to decline.

The Sales Cycle for Our Products is Long and We May Incur Substantial Non-Recoverable Expenses or Devote Significant Resources to Sales that Do Not Occur When Anticipated

     The timing of our sales revenue is difficult to predict because of our reliance on indirect sales channels and the length and variability of our sales cycle. Our products have a relatively high sales price per unit, and often represent a significant and strategic decision by an enterprise regarding its communications infrastructure. Accordingly, we point out that:

 . the decision by customers to purchase our products is often based on the results of a variety of internal procedures associated with the evaluation, testing, implementation and acceptance of new technologies;

 . the evaluation process frequently results in a lengthy sales process, typically ranging from three months to longer than a year, and as a result, our ability to sell products is subject to a number of significant risks, including budgetary constraints and internal acceptance reviews; and

 . the length of our sales cycle may also vary substantially from customer to customer. We may incur substantial sales and marketing expenses and expend significant management effort during the time that customers are evaluating products in consideration of a possible purchase; and

 . if a sales forecast from a specific customer for a particular quarter is not realized in that quarter, we may be unable to compensate for the shortfall, which could harm our operating results.

We Purchase Several Key Components for Products From Single or Limited Sources and Could Lose Sales if These Sources Fail to Meet Our Needs

     We currently purchase several key components used in the manufacture of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. Certain components such as tantalum capacitors, static random access memory, or SRAM, and printed circuit boards have been, and may be in the future, in short supply. While we have been able to meet our needs to date, we have in the past, and are likely in the future, to encounter shortages and delays in obtaining these or other components and this could have a material adverse effect on our ability to meet customer orders. Our principal sole-sourced components include:

 . application specific integrated circuits, referred to as ASICs;

 . microprocessors;

 . programmable integrated circuits;

 . selected other integrated circuits;

 . cables;

 . custom power supplies; and

 . custom-tooled sheet metal.

Our principal limited sourced components include:

 . flash memories;

 . dynamic and static random access memories, commonly known as DRAMs and SRAMs, respectively; and

 . printed circuit boards.

     We use a rolling six-month forecast based on anticipated product orders to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the specific supplier, contract terms, and demand for a component at a given time. If orders do not match forecasts, we may have excess or inadequate inventory of certain materials and components, which could have a material adverse effect on our operating results and financial condition. From time-to-time we have experienced shortages and allocations of certain components, resulting in delays in filling orders. In addition, during the development of our products we have experienced delays in the prototyping of our ASICs, which in turn has led to delays in product introductions.

We May Need to Expand Our Manufacturing Operations and We Depend on Contract Manufacturers for Substantially All of Our Manufacturing Requirements

     If the demand for our products grows, we will need to increase our material purchases, contract manufacturing capacity and internal test and quality functions. Any disruptions in product flow could limit our revenue, adversely affect our competitive position and reputation, and result in additional costs or cancellation of orders under agreements with our customers.

     We rely on third party contractors to manufacture our products. We currently subcontract our manufacturing to three companies - Flextronics International, Ltd., located in San Jose, California, MCMS, Inc., located in Boise, Idaho, and Solectron Corporation, located in Milpitas, California. We have experienced delays in product shipments from contract manufacturers in the past, which in turn delayed product shipments to our customers. We may in the future experience similar or other problems, such as inferior quality and insufficient quantity of product, any of which could have a material adverse effect on our business and operating results. There can be no assurance that we will effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. We intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the loss of any of our contract manufacturers would cause a delay in our ability to fulfill orders and would have a material adverse effect on our business, operating results and financial condition.

     As part of our cost-reduction efforts, we will need to realize lower per unit product costs from our contract manufacturers by means of volume efficiencies. However, we cannot be certain when or if such price reductions will occur. The failure to obtain such price reductions would adversely affect our gross margins and operating results.

We and Manufacturers of Our Products Rely on a Continuous Power Supply to Conduct Operations, and California's Current Energy Crisis Could Disrupt Our Business and Increase Our Expenses

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for California fall below 1.5%, electricity providers have on some occasions implemented, and may in the future continue to implement, rolling blackouts. Two of the three manufacturers of our products, Flextronics and Solectron, are located in California. As a result of this crisis, these contractors may be unable to manufacture sufficient quantities of our products to meet our needs, or they may increase the fees charged for their services. We do not have long-term contracts with either Flextronics or Solectron. The inability of our contract manufacturers to provide us with adequate supplies of products would cause a delay in our ability to fulfill our orders, which would hurt our business, and any increase in their fees could adversely affect our financial condition.

     In addition, the majority of our operations are located in California. We currently do not have backup generators or alternate sources of power in the event of a blackout. If blackouts interrupt our power supply, we would temporarily be unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operation.

If We Lose Key Personnel or are Unable to Hire Additional Qualified Personnel as Necessary, We May Not Be Able to Successfully Manage Our Business or Achieve Our Objectives

     Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing and operations personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on Gordon Stitt, chairman, president and chief executive officer, Stephen Haddock, vice president and chief technical officer, and Herb Schneider, vice president of engineering. We do not have employment contracts with these personnel nor do we carry life insurance on any of our key personnel.

     We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, finance, and operations personnel. Competition for these personnel is intense, especially in the San Francisco Bay Area, and we have had difficulty hiring employees, particularly software engineers, in the timeframe we desire. In addition, retention has become more difficult for us and other public technology companies as a result of the recent stock market decline, which has caused many of our employees' options to be "underwater." There can be no assurance that we will be successful in attracting and retaining such personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring desired personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as new product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. We have from time to time received claims like this from other companies and, although to date they have not resulted in material litigation, we cannot assure you that we will not receive additional claims in the future as we seek to hire qualified personnel or that such claims will not result in material litigation. We could incur substantial costs in defending ourselves against any such claims, regardless of the merits of such claims.

Our Products Must Comply With Evolving Industry Standards and Complex Government Regulations or Our Products May Not Be Widely Accepted, Which May Prevent Us From Sustaining Our Revenues or Achieving Profitability

     The market for network equipment products is characterized by the need to support industry standards as different standards emerge, evolve and achieve acceptance. We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards. In the past, we have introduced new products that were not compatible with certain technological changes, and in the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Our products must comply with various U.S. federal government regulations and standards defined by agencies such as the Federal Communications Commission, in addition to standards established by governmental authorities in various foreign countries and recommendations of the International Telecommunication Union. If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates we will not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our revenues or achieving profitability.

Failure to Successfully Integrate Our Expanded Sales and Support Organizations into Our Operation or Educate Them About Our Product Families May Hurt Our Operating Results

     Our products and services require a sophisticated sales effort targeted at several levels within a prospective customer's organization. Unless we expand our sales force we will not be able to increase revenues. We cannot assure you that we will be able to educate new employees about our product families or successfully integrate new employees into our company. A failure to do so may hurt our revenue growth and consequently hurt our operating results.

We Depend Upon International Sales for Much of Our Revenue and Our Ability to Sustain and Increase Our International Sales Depends on Successfully Expanding Our International Operations

     Our ability to grow will depend in part on the expansion of international sales that are expected to continue to constitute a significant portion of our sales. Sales to customers outside of North America accounted for approximately 54% and 46% of our net revenue in the nine months ended March 31, 2001 and March 31, 2000, respectively. Our international sales primarily depend on our resellers and distributors. The failure of our resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. In addition, there are a number of risks arising from our international business, including:

 . longer accounts receivable collection cycles;

 . difficulties in managing operations across disparate geographic areas;

 . difficulties associated with enforcing agreements through foreign legal systems;

 . the payment of operating expenses in local currencies, which exposes us to risks of currency fluctuations;

 . import or export licensing requirements;

 . potential adverse tax consequences; and

 . unexpected changes in regulatory requirements.

     Our international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. In the future, we may elect to invoice some of our international customers in local currency which will expose us to fluctuations in exchange rates between the U.S. dollar and the particular local currency. If we do so, we may decide to engage in hedging transactions to minimize the risk of such fluctuations. We have entered into foreign exchange forward contracts to offset the impact of payment of operating expenses in local currencies to some of our operating foreign subsidiaries. However, if we are not successful in managing these hedging transactions, we could incur losses from hedging activities. We currently denominate sales in U.S. dollars, so we do not anticipate that the adoption of the Euro as a functional legal currency of certain European countries will materially affect our business.

We May Engage in Future Acquisitions that Dilute the Ownership Interests of Our Stockholders, Cause Us to Incur Debt, and Assume Contingent Liabilities

     As part of our business strategy, we review acquisition and strategic investment prospects that would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. We are reviewing investments in new businesses and we expect to make investments in and to acquire businesses, products, or technologies in the future. In the event of any future acquisitions, we could:

 . issue equity securities which would dilute current stockholders' percentage ownership;

 . incur substantial debt;

 . incur goodwill that, under current accounting rules, must be amortized over time, reducing our net income;

 . assume contingent liabilities; or

 . expend significant cash.

     These actions by us could have a material adverse effect on our operating results and/or the price of our common stock. In addition, with any acquisition, we may be required to absorb the costs associated with the acquisition long before we are able to realize any benefits from the acquisition.

     Acquisitions and investment activities also entail numerous risks, including:

 . difficulties in the assimilation of acquired operations, technologies, or products;

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

     We cannot assure you that we will be able to successfully integrate any businesses, products, technologies, or personnel that we might acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results and financial condition. Moreover, even if the company does obtain benefits in the form of increased sales and earnings, often times there is a lag between the time when the expenses associated with an acquisition are incurred and the time when the company achieves such results. This is particularly relevant in cases where it is necessary to integrate new types of technology into our existing portfolio and new types of products may be targeted for potential customers with which we do not have pre-existing relationships.

We May Need Additional Capital to Fund Our Future Operations and, If It Is Not Available When Needed, We May Need to Reduce Our Planned Development and Marketing Efforts, Which May Reduce Our Revenues and Prevent Us From Achieving Profitability

     We believe that our existing working capital, proceeds from the initial public offering in April 1999, proceeds from the secondary offering in October 1999, and cash available from credit facilities and future operations will enable us to meet our working capital requirements for at least the next 12 months. However, if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we may need additional capital. The development and marketing of new products and the expansion of reseller and distribution channels and associated support personnel is expected to require a significant commitment of resources. In addition, if the market for our products were to develop more slowly than anticipated or if we fail to establish significant market share and achieve a meaningful level of revenues, we may continue to utilize significant amounts of capital. As a result, we could be required to raise substantial additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, such securities may have rights, preferences and privileges senior to holders of common stock and the term of such debt could impose restrictions on our operations. We cannot assure you that such additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which would harm our business, financial condition and operating results.

If Our Products Contain Undetected Software or Hardware Errors, We Could Incur Significant Unexpected Expenses and Lost Sales

     Network products frequently contain undetected software or hardware errors when first introduced upon the release of new versions. In the past, we have experienced such errors in connection with new products and product upgrades. We expect that such errors will be found from time to time in new or enhanced products after the commencement of commercial shipments. These problems may materially adversely affect our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from our product development efforts, and causing significant customer relations problems.

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

Our Ability to Protect Our Intellectual Property and Defend Against Claims May be Limited and May Adversely Affect Our Ability to Compete

     We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, we cannot assure you that the actions we have taken will adequately protect our intellectual property rights. The networking industry in which Extreme operates is prone to intellectual property claims by and among competing parties. We cannot assure you that we will always successfully defend against such claims.

     We also enter into confidentiality or license agreements with our employees, consultants, and corporate partners, and control access to and distribution of our software, documentation, and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology.

We Are Subject to a Claim and Could Enter Litigation Regarding Intellectual Property Rights, Which Could Seriously Harm Our Business and Require Us to Incur Significant Costs

     If we infringe the proprietary rights of others, we could be compelled to either obtain a license to those intellectual property rights or alter our products so that these no longer infringe upon the proprietary rights of a third party. Any license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. Litigation resulting from claims that we are infringing others propriety rights could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition, and results of operations.

     We have received notice from three companies alleging that we are infringing their patents. One of these companies, Nortel Networks, has filed a claim against us alleging patent infringement. We are examining this claim and believe it is without merit. However, we are continuing our investigation of the claim. If judgments by a court of law on this or any other claim received in the future were to be upheld, the consequences to us may be severe and could require us to, among other actions:

 . stop selling our products that incorporate the challenged intellectual property;

 . obtain a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all;

 . pay damages; or

 . redesign those products that use the disputed technology.

If we are forced to take any of the foregoing actions, our business could be severely harmed.

Provisions in Our Charter or Agreements May Delay or Prevent a Change of Control

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

     Furthermore, we are subject to the provisions of section 203 of the Delaware General Corporation Law. These provisions prohibit large stockholders, in particular those owning 15% or more of the outstanding voting stock, from consummating a merger or combination with a corporation unless this stockholder receives board approval for the transaction or 66 2/3% of the shares of voting stock not owned by the stockholder approve the merger or combination. In addition, we recently adopted a stockholder rights plan as described in Note 9 of Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments, restricted investments and investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents, short-term investments and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2001. This table does not include money market funds because those funds are not subject to market risk.

                                                                          Maturing in
                                       ---------------------------------------------------------------------------------
                                       Three months        Three months        Greater than
                                          or less          to one year           one year         Total       Fair Value
                                       ------------        ------------        ------------      --------     ----------
                                                                          (In thousands)
Included in cash and cash
equivalents..................          $     69,663                                              $ 69,663     $   69,663
  Weighted average interest
   rate......................                  5.16%
  Included in short-term
   investments..................                            $     62,367                         $ 62,367     $   62,367
  Weighted average interest
   rate.........................                                    6.08%
  Included in investments ......                                               $     23,936      $ 23,936     $   23,936
    Weighted average interest rate                                                     6.03%


Exchange Rate Sensitivity

     Currently, the majority of our sales and expenses are denominated in U.S. dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the nine months ended March 31, 2001 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant.

Foreign Exchange Forward Contracts

     We enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain nonfunctional operating expenses, denominated in Japanese Yen, the Euro and British pound. The foreign exchange forward contracts we enter into have original maturities ranging from one to three months. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results (see Note 4 of Notes to Condensed Consolidated Financial Statements).

PART II. Other Information

Item 1. Legal Proceedings

     On March 14, 2001, Nortel Networks, Inc. and Nortel Networks Limited (collectively, "Nortel") filed suit against the Company in the United States District Court for the District of Massachusetts, Civil Action No. 01-10443EFH. The complaint alleges infringement of U.S. Patent Nos. 5,790,554; 5,490,252; 5,408,469; 5,398,245;

5,159,595 and 4,736,363, and seeks unspecified damages and injunctive relief. The complaint has not been served. In the event that Nortel pursues the action, the Company intends to defend the action vigorously.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K - None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            EXTREME NETWORKS, INC.
                                 (Registrant)


                               /S/ VITO  PALERMO
                           -------------------------


                                 VITO  PALERMO
                   Vice President, Chief Financial Officer
                                 And Secretary

                                 May 15, 2001