Form 10-K
period 2001-07-01
EXTREME NETWORKS INC
filed 2001-09-26
CIK 1078271

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   Form 10-K

(Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the fiscal year ended July 1, 2001

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from         to        .

                        Commission file number 0-25711

                               -----------------

                            Extreme Networks, Inc.
            (Exact name of Registrant as specified in its charter)

                      Delaware                 77-0430270
                   (State or other          (I.R.S. Employer
                    jurisdiction           Identification No.)
                 of incorporation or
                    organization)

                 3585 Monroe Street               95051
               Santa Clara, California         (Zip Code)
                (Address of principal
                 executive offices)

      Registrant's telephone number, including area code: (408) 579-2800
       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                         Common stock, $.001 par value
                               -----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $1,728,241,385 as of September 6, 2001, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

   113,924,943 shares of the Registrant's Common stock, $.001 par value, were outstanding September 6, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information called for by Part III is incorporated by reference to specified portions of the Registrant's Definitive Proxy Statement to be issued in conjunction with the Registrant's 2001 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended July 1, 2001.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                            EXTREME NETWORKS, INC.
                                   FORM 10-K
                                     INDEX

                                                                                                  Page
                                                                                                  ----

                                                  PART I

Item 1.  Business................................................................................   3

Item 2.  Properties..............................................................................  19

Item 3.  Legal Proceedings.......................................................................  19

Item 4.  Submission of Matters to a Vote of Security Holders.....................................  20

                                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...................  22

Item 6.  Selected Consolidated Financial Data....................................................  22

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...  23

Item 7A. Quantitative and Qualitative Disclosures About Market Risk..............................  40

Item 8.  Financial Statements and Supplementary Data.............................................  42

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure....  68

                                                 PART III

Item 10. Directors and Executive Officers of the Registrant......................................  69

Item 11. Executive Compensation..................................................................  69

Item 12. Security Ownership of Certain Beneficial Owners and Management..........................  69

Item 13. Certain Relationships and Related Transactions..........................................  69

                                                 PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................  69

SIGNATURES.......................................................................................  74

                                    PART I

                          FORWARD LOOKING STATEMENTS

   This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These include forward-looking statements concerning expected changes in expense levels, the availability of products from suppliers and contract manufacturers, product costs and sales prices, liquidity and similar language based on the expectations of our management as of the date of this filing. However, there may be events in the future that we are not able to accurately predict or over which we have no control. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-K and other filings we have made with the Securities and Exchange Commission. More information about potential factors that could affect our business and financial results is set forth under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 1. Business

Overview

   Extreme Networks, Inc., together with its subsidiaries, (collectively referred to as Extreme or the Company and as we, us, and our) is a leading provider of network infrastructure equipment for business applications and services. We were established in 1996 to address the issues caused by slow and expensive networks. We set out to change the industry by replacing complex software-based routers with simple, fast, highly intelligent, hardware-based switches. The acceptance of this innovative, simplified approach to networking has enabled us to become an industry leader. Our goal is to realize our corporate vision of Ethernet Everywhere - a unifying network strategy that uses proven Ethernet technology to simplify each element of the network. Accordingly, our strategy is to lay the foundation for a future of easily deployable, highly scalable, ubiquitous bandwidth for networks, applications and users.

   Our Ethernet Everywhere switching products provide significant performance increases compared to legacy infrastructures, while allowing greater network flexibility and scalability, ease of use and lower cost of ownership than competitive products.

   We have achieved these advantages primarily by using application specific integrated circuits, or ASICs, in our products and creating designs that are common and uniform across our product lines. In our products, the routing of network traffic, a function referred to as Layer 3 switching, is done primarily with ASICs. ASICs generally provide faster processing of data than the software implementations used in many competing products and are more cost-effective, resulting in a higher return on investment.

   Traditional Layer 3 products route traffic primarily through the use of software. This method is much slower than routing with ASICs, and is less dependable in message packet delivery because slow traffic speeds can result in message packets being lost when network traffic is high. Our products incorporate an ASIC-based, wire-speed architecture and are designed to avoid the loss of message packets in the switch. As a result, we are able to offer our products at a lower cost than software-based alternatives while improving performance throughout the network.

Industry Background

   Businesses and other organizations have become increasingly dependent on the Internet as their central communications infrastructure to provide connectivity for internal and external communications. New computing applications, such as enterprise resource planning, large enterprise databases and sophisticated online connections with vendors, as well as the increased use of traditional applications, such as e-mail and streaming media, require significant information technology resources. The emergence of the desktop browser as a user interface has enabled bandwidth-intensive applications that contain voice, video and graphics to be used extensively through intranets and externally through extranets. These new applications, combined with the growth in e-commerce and online transactions, such as mobile communications and application service providers, demand a fast, flexible, and scalable network infrastructure.

   Networking environments can be segmented into Local Area Networks, or LANs, Wide Area Networks, or WANs, and Metropolitan Area Networks, or MANs.

   LANs. LANs are traditional networks designed for client/server applications within a confined geographical area, such as a building or a campus. The LAN consists of servers, clients, a networking operating system, and a communications link.

   In the past, LAN traffic patterns were predictable and traffic loads were relatively stable. The majority of traffic would remain within a given workgroup, with only a small percentage traveling across the high traffic portion of a LAN. With the increased use of data-intensive, mission-critical applications, the widespread implementation of intranets and extranets, and the widespread use of Internet technologies, LAN traffic has become highly unpredictable. In addition, users within a LAN have full access to the Internet, downloading significant amounts of information from servers located inside and outside the organization with a much higher percentage of traffic crossing the LAN backbone.

   The LAN market consists primarily of large and medium-sized enterprise customers.

   WANs. WANs are communication networks that span across large geographic areas, such as counties, states or countries.

   Recent technology developments such as very high-bit-rate digital subscriber lines, or VDSL, extend the reach of Ethernet WANs beyond current optical-based network infrastructures, into areas where only voice-grade wiring exists. The addition of WAN support to ASIC-based network switches permits Ethernet services to reach customers where only a limited fiber infrastructure is available.

   The WAN market includes building local exchange carriers, multiple tenant/dwelling unit service providers, and Internet Service Providers, or ISPs, as primary customers, though an enterprise may also utilize a private WAN.

   MANs. MANs are networks that link metropolitan geographic areas such as a city or an entire metropolitan area.

   Owing to the availability and deployment of Gigabit Ethernet, LANs have achieved geometric growth in bandwidth. The bandwidth in WANs has also grown, based on technology designed to accommodate the rapid annual growth in Internet traffic. The MAN is the key link between the LAN and the WAN.

   Over the last couple of years, MANs have emerged as a critical and dynamically evolving arena within the overall network infrastructure. In addition to the rising traffic demands, the underlying network architectures, protocols and technologies are also experiencing rapid change. The emergence of wavelength division multiplexing, the rise of higher speed optical connections, and the drive toward voice and data convergence are all combining to impose limits on the ability of existing network architectures to meet the need for increased capacity. In addition, the competitive landscape for MAN service providers is shifting, with the influx of new classes of carriers who do not necessarily depend upon existing infrastructure, such as Synchronous Optical Network/Synchronous Digital Hierarchy, or SONET/SDH.

   The MAN market includes metropolitan service providers, in addition to municipalities that utilize the network to connect locations, such as City Hall, the fire department, road and vehicle maintenance facilities, hospitals and emergency centers, social services, and public libraries.

  A network must be scalable in the following four dimensions:

      Speed. Speed refers to the number of bits per second that can be transmitted across the network. Today's network applications increasingly require speeds of up to 100 Mbps to the desktop. Therefore, the backbone and server connections that aggregate traffic from desktops require speeds in excess of 100 Mbps. Wire-speed refers to the ability of a network device to process an incoming data stream at the highest possible rate without loss of packets. Wire-speed routing refers to the ability to perform Layer 3 switching at the maximum possible rate.

      Bandwidth. Bandwidth refers to the volume of traffic that a network or a network device can handle before traffic is "blocked," or unable to get through without interruption. When traffic was more predictable, the amount of traffic across a network link or through a network device grew in line with the number of users on the network. With today's data-intensive applications accessed in random patterns from within and outside of the network, users can spike traffic unpredictably, consuming significant bandwidth to the detriment of other users.

      Network size. Network size refers to the number of users and servers that are connected to a network. Today's networks must be capable of connecting and supporting tens of thousands of users and servers while providing performance and reliable connectivity.

      Quality of service. Quality of service refers to the ability to control the delivery of traffic based upon its level of importance. Mission-critical enterprise and delay-sensitive multimedia applications require specific performance minimums, while traffic such as general e-mail and Internet surfing may not be as critical. In addition to basic standards-based prioritization of traffic according to importance, true quality of service would allocate bandwidth to specified applications.

  Opportunity for Next Generation Switching Solutions

   The emergence of several technology trends is enabling a new generation of networking equipment that can meet the four scalability dimensions required by today's enterprises and service providers by accommodating new unpredictable traffic patterns and bandwidth-intensive, mission-critical applications.

   While many different technologies have been deployed in existing LANs, Ethernet has become the predominant LAN technology, with over 99% of the market in 2000 and total shipments of over 700 million ports over the preceding ten-year period, according to the Dell'Oro Group, an independent research organization. Ethernet has evolved from the original 10 Mbps Ethernet to 100 Mbps Fast Ethernet and, in 1998, to 1,000 Mbps Gigabit Ethernet. Today, Gigabit Ethernet and 10 Gigabit Ethernet represent a viable network backbone protocol, enabling broadband connections to be aggregated for network backbone transport across the metropolitan core.

   With the widespread adoption of Ethernet and Internet Protocol, or IP, technologies, the need to support a multi-protocol environment is diminished. As a result, the simplified routing functionality can be embedded in ASICs, instead of in the software and CPUs used in multi-protocol software-based routers. The resulting device, called a Layer 3 switch, functions as a less expensive and significantly faster hardware-based router. Layer 3 switches can operate at multi-gigabit speeds and, as hardware routers, can support large networks. However, most Layer 3 switches still block traffic in high utilization scenarios and can only support standards-based traffic prioritization quality of service. While Layer 3 switching dramatically increases network performance, many other products fail to realize the potential of this technology because of the use of inconsistent hardware, software and management architectures.

   To effectively address the needs of today's enterprises and service providers, the network industry needs a solution that must be easy to use and implement and is scalable in terms of speed, bandwidth, network size and quality of service. Layer 3 switching represents the next critical step in addressing these requirements. Customers need a Layer 3 solution that provides sufficient speed and bandwidth to support unpredictable traffic spikes without impacting all other users connected to the network. In addition, customers require a quality of service solution that supports industry-standard prioritization and enables network administrators to offer quality of service that maps business processes and network policies. Finally, to simplify their networks, customers need a family of interoperable devices that utilize a consistent hardware, software and management architecture. Through an integrated family of products, network managers can effectively deploy the solution at any point in the network and follow a migration path to a network implemented with a consistent architecture.

The Extreme Networks Solution

   We provide Ethernet networking solutions that meet these requirements of the enterprise networkers and service providers by providing increased performance, scalability, policy-based quality of service, ease of use and lower cost of ownership. Our products share a common set of ASICs, software and network management architecture, enabling Layer 3 switching at wire-speed in each major area of the network. In addition, ISPs and content providers can use these products for their web-hosting and server co-location operations. Our products are based on industry standard routing and network management protocols that are interoperable with existing network infrastructures. We offer policy-based quality of service that controls the delivery of network traffic according to pre-set policies that specify priority and bandwidth limits. All of our switches can be managed from any browser-equipped desktop.

   The key benefits of our solutions are:

      Simplicity. Networks typically consist of many different technologies and equipment. This complexity often makes it expensive and difficult to effectively manage and scale networks. We attempt to meet these challenges by focusing on product consistency and simplicity. Our products share a common ASIC, software and network management architecture and offer consistent features for each of the key areas of the network. This allows customers to build a consistent network that shares a common set of features, performance and management capabilities.

      Ease of use and implementation. Our products are designed to make networks easy to manage and administer, thereby reducing the overall cost of network ownership. Through the use of a standards-based design approach, our products can readily be integrated into existing networks. Customers can usually upgrade with our products without the need for additional training. Moreover, our proprietary ExtremeWare software simplifies network management by enabling customers to manage any of our products remotely through a browser interface.

      High performance. Our products provide broadband Ethernet and IP services together with the non-blocking, wire-speed routing of our ASIC-based Layer 3 switching. Using our products, customers may achieve forwarding rates that are significantly faster than with software-based routers.

      Scalability. Our solutions offer customers the speed and bandwidth needed today with the capability to scale their networks to support demanding applications in the future without the burden of additional training or software or system complexity. Customers who purchase our products may upgrade to advanced Layer 3 and Layer 4 ~ Layer 7 capability because this functionality is designed into our ASICs.

      Quality of service. Our policy-based quality of service enables customers to prioritize mission-critical applications by providing industry-leading tools for allocating network resources to specific applications. With our policy-based quality of service, customers can use a web-based interface to identify and control the delivery of traffic from specific applications in accordance with specific policies that are set by the customer. The quality of service functionality of our ASICs allows our policy-based quality of service to be performed at wire-speed. In addition to providing priority, customers can allocate specified amounts of bandwidth to specific applications or users.

      Lower cost of ownership. Our products are less expensive than software-based routers, yet offer higher routing performance. We believe that by sharing a common hardware, software and management architecture, our products can substantially reduce the cost and complexity of network management and administration. This uniform architecture creates a simpler network infrastructure that leverages the knowledge and resources businesses have invested in Ethernet and Internet Protocol, or IP-based networks, thereby requiring fewer resources and less time to maintain.

The Extreme Networks Strategy

   Extreme's objective is to be the leading provider of the most effective network infrastructure for business applications and services. The key elements of our strategy include:

      Provide simple, easy to use, high-performance, cost-effective switching solutions. We offer customers easy to use, powerful, cost-effective switching solutions that meet the specific demands of switching environments in enterprise LANs, ISPs and content providers. Our products provide customers with Gigabit Ethernet and the wire-speed, non-blocking routing capabilities of ASIC-based Layer 3 switching. We intend to capitalize on our expertise in Ethernet, IP, and switching technologies to develop new products based on our common architecture that meet the future requirements of the enterprise service providers. These products will offer higher performance with more advanced functionality and features while continuing to reduce total cost of ownership for our customers.

      Expand market penetration. We are focused on product sales to new customers across market segments, including ISPs, content providers and MANs, and on extending our product penetration within existing customers' networks. Once a customer deploys our products in one area of its network, our strategy is then to offer products to the customer for other areas. As additional products are purchased, customers obtain the increased benefits of our solution by simplifying their networks, extending policy-based quality of service and reducing costs of ownership while increasing performance.

      Extend switching technology leadership. Our technological leadership is based on our custom ASICs and software and includes our wire-speed, Layer 3 switching, policy-based quality of service, routing protocols and ExtremeWare software. We intend to invest our engineering resources in ASIC and other development areas and provide leading-edge technologies to increase the performance and functionality of our products. We also intend to maintain our active role in industry standards committees such as the Institute for Electrical and Electronics Engineers, or IEEE, and the Internet Engineering Task Force, or IETF.

      Leverage and expand multiple distribution channels. We distribute our products primarily through selected distributors and a large number of resellers. To quickly reach a broad, worldwide audience, we have more than 250 resellers in approximately 50 countries, including regional networking system resellers, network integrators and wholesale distributors. We maintain a field sales force primarily to support our resellers and to focus on select strategic and large accounts. We intend to increase the size of our reseller programs while continuing to develop and refine our two-tier distribution channels.

      Provide high-quality customer service and support. We seek to enhance customer satisfaction and build customer loyalty through the quality of our service and support. This includes a wide range of standard support programs that are responsive to the level of service required by our customers, from standard business hours to global 24x7x365 real-time response support. We intend to continue to enhance the ease of use of our products and invest in additional support services by increasing staffing and adding new programs for our distributors and resellers. In addition, we are committed to providing customer-driven product functionality through feedback from key prospects, consultants, channel partners and end-user customers.

Products

   We deliver high-performance application and services infrastructure for enterprise, service provider and MANs based on award-winning technology that combines simplicity, high performance, intelligence and a low cost of ownership. Our family of Summit stackable, BlackDiamond and Alpine chassis switches share the same consistent hardware, software and management architecture, enabling businesses to build a network infrastructure that is simple, easy to manage and scalable to meet the demands of growing businesses. The Summit chipset is the original group of ASICs used in our products, whereas the Inferno chipset is the second-generation. Our third-generation chipset, known as Genesis, is currently under development.

   Our product solutions enable the delivery of broadband Ethernet and IP over current and legacy networks. Additionally, with fewer components and a consistent management system, fewer dedicated network resources are required to manage the network - thereby reducing the total cost of network ownership.

   Our principal hardware and software products are as follows:

Products                        Configuration/Description
------------------------------- -----------------------------------------------------------------------
Summit Stackable Product Family
------------------------------- -----------------------------------------------------------------------
 Inferno chip-based products:
 Summit1i                       8 Gigabit Ethernet ports
 Summit5i                       16 Gigabit Ethernet ports
 Summit7i                       32 Gigabit Ethernet ports
 Summit48i                      48 Ethernet ports and 2
                                Gigabit Ethernet ports
 Summit chip-based products:
 Summit24                       24 10/100 Mbps Ethernet ports and 1 Gigabit Ethernet port
 Summit48                       48 10/100 Mbps Ethernet ports and 2 Gigabit Ethernet ports
------------------------------- -----------------------------------------------------------------------
BlackDiamond Modular Chassis
------------------------------- -----------------------------------------------------------------------
 BlackDiamond 6808              Up to 672 10/100 Mbps Ethernet ports or 96 Gigabit Ethernet ports in one chasis

                                10 slots to accommodate a variety of up to 8 connectivity modules and 2 management modules
--------------------------------------------------------------------------------------------------------
 BlackDiamond 6816              Up to 1,440 Mbps Ethernet ports or 192 Gigabit Ethernet ports in one chassis
                                20 slots to accommodate a variety of up to 16 connectivity modules and
                                4 management modules
--------------------------------------------------------------------------------------------------------
Alpine Chassis
------------------------------- -----------------------------------------------------------------------
 Alpine 3808                    Up to 256 10/100 Mbps Ethernet ports or 32 Gigabit Ethernet ports in one chassis
                                9 slots to accommodate a variety of up to 8 connectivity modules and 1 management module
--------------------------------------------------------------------------------------------------------
 Alpine 3804                    Up to 128 Mbps Ethernet ports or 16 Gigabit Ethernet ports in one chassis
                                5 slots to accommodate a variety of up to 4 connectivity modules and 1 management module

Products                    Configuration/Description
--------------------------- ---------------------------------------------------------------------------
Software
--------------------------- ---------------------------------------------------------------------------
ExtremeWare                 Embedded switch management software suite featuring standard protocols, web-based configuration and policy-based quality of service
--------------------------------------------------------------------------------------------------------
Infrastructure and Services Next-generation network management software that manages Layer 2 ~ Layer
Management (ISM) Software,  7 application infrastructure
includes:
EPI Center                  Next-generation integrated application suite that simplifies configuration, troubleshooting, and status monitoring of IP-based networks
Service Watch               A monitoring and management software suite for mission-critical network services and applications

  Summit Stackable Products

   Products in the Summit family of switches are designed to meet the demanding requirements emerging in intranet and Internet applications. All Summit switches share a common switch architecture that provides scalability in four areas: speed, bandwidth, network size and policy-based quality of service, or QoS. The Summit product family supports a range of gigabit and 10/100 Mbps aggregation for enterprise desktops and servers, large Internet data centers, and broadband points of presence, or POP, in MANs and multi-tenant buildings.

   The enterprise desktop is the portion of the network where individual end-user workstations are connected to a hub or switch. In this shared environment, each desktop in the workgroup receives and is burdened by the communication of every other desktop in the workgroup. As applications have become more bandwidth intensive and as user traffic has migrated outside the workgroup via the Internet or an intranet or extranet, the hubs are unable to effectively process this traffic, resulting in diminished desktop performance. Replacing the hub with a Layer 3 switch alleviates this problem by providing a dedicated link for each desktop and eliminating unnecessary broadcasts of information to every desktop in the workgroup. Enterprise desktop switching provides the desktop with features typically found only at the network core, such as redundancy, greater speed and the ability to aggregate multiple switch ports into a single high-bandwidth connection. Extreme became an industry leader in Layer 3 switching for the desktop with the introduction of our Summit48, Summit24 and Summit48i desktop switching products. The Summit48 switch addresses high-density enterprise desktop connections. This switch features a non-blocking architecture to avoid the loss of data packets. The Summit24 switch, with half the number of ports of the Summit48 switch, is targeted at local wiring closets with moderately dense desktop connections. At the network edge, the Summit48i switch delivers an aggregation switching solution with physical and logical access, security and user mobility features.

   Servers run the applications and store the data needed by all network end-users. The traditional network architecture has been shifting toward more centralized server clusters, or server farms, which require the physical deployment of multiple servers in a single central data center. This new architecture is easier to manage and can be configured in a redundant fashion, thereby reducing the risk of system failure. Additionally, remote offices and telecommuters can access the same server-based data as desktop users, increasing the flexibility of the network to support users wherever they may be located. As more people access the network and as server requests increasingly involve more bandwidth-intensive applications, network traffic to and from servers has increased dramatically, causing bandwidth to be consumed by traffic. Servers also communicate with each other, creating a high volume of server-to-server traffic within the server farm. Recent technology developments allow enterprises to install network interface cards that enable connections using Gigabit Ethernet or the aggregation of multiple 100 Mbps ports on a single card. This development increases the communication speed of the servers. In turn, these servers have created the need for switches that can support their higher server-to-server and server-to-end-user communications speeds. A number of our products address server-switching constraints by providing switched Gigabit Ethernet and multiple 100 Mbps links to the servers, thereby delivering sufficient bandwidth between servers and to clients on attached segments. In server farms and data centers, the Summit7i maximizes server availability and performance by combining server load-balancing with wire-speed switching.

   As MANs evolve to handle more data rather than voice, the POP must also progress from serving as a simple transport device to an application services tool. Today's broadband POPs are moving closer to the customer and need to offer services density and scalability without re-engineering discreet narrow-band technologies. There is a growing need for consistent scalable services in the multi-tenant market, which, according to Cahner's InStat Group, an independent research organization, will reach $2 billion by 2004. The Summit1i and Summit5i Gigabit Ethernet switching systems are designed to eliminate the limitations associated with multiple narrow-band aggregation technologies traditionally used in metropolitan POPs. To keep up with the demands of the MAN provider, more sophisticated network features are required to help them deliver revenue-generating services by ensuring latency, reliability, and security. The Summit48i extends Ethernet service provisioning to the network edge, enabling control and management over bandwidth, service provisioning and usage-based billing.

  BlackDiamond 6800 Series

   The BlackDiamond 6800 series delivers carrier-class scalability, redundancy and high reliability for core switching in high-density Ethernet/IP enterprise and service provider networks. These modular switches include the fault-tolerant features associated with mission-critical enterprise-class Layer 3 core switching, including redundant system management and switch fabric modules, hot-swappable modules and chassis components, load-sharing power supplies and management modules, up to sixteen 10 Mbps, 100 Mbps, or 1,000 Mbps aggregated links, dual software images and system configurations, spanning tree and multipath routing, and redundant router protocols for enhanced system reliability.

   The network core is the most critical point in the network, as it is where the majority of network traffic, including desktop, segment and server traffic, converges. Network core switching involves switching traffic from the desktops, segments and servers within the network. Owing to the high-traffic nature of the network core, the critical elements in core switching include wire-speed Layer 3 switching, scalability, a non-blocking hardware architecture, fault-tolerant mission-critical features, redundancy, and link aggregation. The abilities to support a variety of high-density speeds and feeds and to accommodate an increasing number of high-capacity backbone connections are also important.

  Alpine 3800 Series

   The Alpine 3800 series provides a simple, resilient broadband infrastructure for MANs, ISPs and mid-range enterprise networks. The Alpine 3800 series provides total Ethernet coverage with support for both standard category 5 and fiber optic media as well as first mile technologies that extend the reach of Ethernet over VDSL and legacy WAN technologies. In addition, the Alpine platform can be deployed throughout a network infrastructure consistently, regardless of the building topology or type of cabling available.

   The Alpine 3800 series switches can be configured to scale from 8 to 56 Ethernet-over-VDSL ports. Even higher density can be achieved with a combination of Ethernet-over-VDSL and traditional copper or fiber Ethernet ports. The FM-8Vi module provides Ethernet-over-VDSL at 10 Mbps full-duplex on each port, up to 2500 feet.

   The four-port T1/E1 WAN, or WM-4T1, module for the Alpine 3800 series switches provides WAN connectivity for the Alpine chassis switch. The WM-4T1 module provides flexible WAN connectivity with T1 channel bonding that scales from 1.5 Mbps to 6 Mbps of uplink capacity. Coupled with the sophisticated bi-directional rate shaping and policy-based QoS capabilities of the Alpine chassis switch, the T1 module ensures delivery of real-time and mission-critical applications in the WAN. The WM-4T 1 module is ideal for supporting both switched Ethernet and IP-routed configurations across T1 links.

  ExtremeWare Software

   ExtremeWare software is the embedded operating system software that is provided on every one of our switches. It delivers the uncompromising switching and routing protocol support, management, control and security needed on today's most demanding enterprise, service provider and co-located networks. Its standards-based, multi-layer switching and policy-based QoS give network managers the tools they need to make the most of network capacity. The flexibility of ExtremeWare software is key in making network design decisions for switching, independent from QoS and security policies.

  Infrastructure and Services Management

   Extreme Infrastructure and Services Management, or ISM, is the next generation network management software platform that manages Layer 2 ~ Layer 7 application infrastructures. ISM is a total software portfolio that includes EPICenter software, an integrated application suite for network management, and ServiceWatch software, a Layer 4 ~ Layer 7 application monitoring suite, offering a unified management solution for a wide range of business sizes and demands. EPICenter software, the primary application in the ISM portfolio, is an integrated application suite that simplifies configuration, troubleshooting, inventorying and status monitoring of IP-based networks. EPICenter software offers a comprehensive set of network management applications, accessible from a workstation with a Java-enabled web browser.

   Our ServiceWatch software is a Layer 4 ~ Layer 7 monitoring and management software solution for mission-critical network services such as e-mail, e-commerce, and file transfer. The software is designed to give network managers a user's perspective with respect to the performance of their network services to ensure these are performing at peak levels. If service response time starts to degrade, the software notifies the network manager to take corrective action before a problem occurs. The software monitors web servers, such as HTTP, FTP servers, host and name servers, including DHCP and DNS, mail servers, including POP3, IMAP4 and SMTP, news servers, such as NNTP, and other protocols, and tests device availability and response time using ping, or ICMP, telnet and other protocols.

Sales, Marketing and Distribution

   We conduct our sales and marketing activities on a worldwide basis through distributors, resellers, and our field sales organization. A majority of our sales are made to partners in two-tier distribution channels. The first tier consists of a limited number of independent distributors that sell primarily to resellers and end-user customers. Distributors are generally given privileges to return a portion of inventory and participate in various cooperative marketing programs to promote the sale of our products and services. The second tier of the distribution channel is comprised of a large number of independent resellers that sell directly to end-user customers. Resellers do not stock inventory and therefore are not granted return privileges. We maintain a limited number of relationships with strategic original equipment manufacturer, or OEM accounts, but we anticipate that OEM sales will continue to decline as a percentage of net revenue as we focus on our two-tier distribution and field sales strategy.

   Distributors. We have established several key relationships with leading distributors in the electronics and computer networking industries. We intend to maintain these relationships with distributors who may offer products or distribution channels that complement our own channels. Each of our distributors resells our products to reseller and end-user customers. The distributors enhance our ability to sell and provide support to end-user customers, especially global accounts, who may benefit from the broad service and product fulfillment capabilities offered by these distributors. We anticipate that sales by distributors will increase as a percentage of net revenue in the future. Tech Data Corporation, a major electronics distributor and value-added services provider headquartered in Clearwater, Florida, accounted for 16% of our sales in fiscal 2001. No other customer accounted for greater than 10% of our revenue in fiscal 2001.

   Value-Added Resellers. We have entered into agreements to sell our products through more than 250 resellers in approximately 50 countries. Our value-added resellers include regional networking system resellers, resellers who focus on specific vertical markets, network integrators and wholesale distributors. We provide training and support to our resellers and our resellers generally provide the first level of support to end users of our products. Our relationships with resellers are generally on a non-exclusive basis and provide the resellers with discounts based upon the volume of their orders.

   Field sales. We have trained our field sales organization to support and develop leads for our resellers and to establish and maintain a limited number of key accounts and strategic customers. To support these objectives, our field sales force:

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

   As of June 30, 2001, Extreme's worldwide sales and marketing organization included 464 individuals, including directors, managers, sales representatives, and technical and administrative support personnel. We have domestic sales offices located in the states of Arizona, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Illinois, Kansas, Massachusetts, Maryland, Michigan, North Carolina, New Jersey, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. In addition, we have international sales offices located in Argentina, Australia, Brazil, Canada, Chile, France, Germany, Hong Kong, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, Sweden and the United Kingdom.

   We also maintain representative offices in the People's Republic of China located in the cities of Beijing, Chengdu, Shanghai and Wuhan.

  International sales

   International sales are an important and growing portion of our business. In fiscal 2001, sales to customers outside of North America accounted for 55% of our consolidated net revenue, compared to 43% in fiscal 2000 and 52% in fiscal 1999. These sales are conducted primarily through foreign-based distributors and resellers managed by our worldwide sales organization, in addition to direct sales to end-user customers, including large global accounts. The primary markets for sales outside of North America include the countries in Western Europe and Japan. We have also achieved growing sales to customers in the People's Republic of China and other countries throughout the Asia-Pacific region.

  Marketing

   We have a number of marketing programs to support the sale and distribution of our products and to inform existing and potential customers and our distributors and resellers about the features and performance of our products. Our marketing efforts include participation in industry tradeshows, technical conferences and technology seminars, preparation of competitive analyses, sales training, publication of technical and educational articles in industry journals, a publicly available website, web-based training courses, advertising and public relations. In addition, we have begun to develop an electronic-commerce business directed at resellers. We also submit our products for independent product testing and evaluation.

   Our consolidated net revenue for fiscal 2001, 2000 and 1999 was $491 million, $262 million and $98 million respectively. Although our annual growth rate has been substantial, we cannot assure you that we will be able to achieve similar rates of growth in the future. For further detail, see "Risk Factors--A Number of Factors Could Cause Our Quarterly Financial Results to Be Worse Than Expected, Resulting in a Decline in Our Stock Price."

Backlog

   Our products are often sold on the basis of standard purchase orders that are cancelable prior to shipment without significant penalties. In addition, purchase orders are subject to changes in quantities of products and delivery schedules in order to reflect changes in customer requirements and manufacturing capacity. Our business is characterized by seasonal variability in demand and short lead-time orders and delivery schedules. Actual shipments depend on the then-current capacity of our contract manufacturers and the availability of materials and components from our vendors. We believe that only a small portion of our order backlog is non-cancelable and that the dollar amount associated with the non-cancelable portion is immaterial. Accordingly, we do not believe that backlog at any given time is a meaningful indicator of future sales.

Customer Support and Service

   We offer modular and comprehensive ExtremeWorks service solutions to help protect our customers' network investments and support their business goals. The markets we address--including enterprises, service providers, and e-businesses--all demand continuous uptime to maximize productivity. Our goal is to serve as a knowledgeable and experienced service partner who can tailor service solutions to meet the specific business needs of our customers.

   Our service offerings are as follows:

       . ExtremeWorks Professional Services

       . ExtremeWorks Global Services Management

       . ExtremeWorks Support Programs

       . ExtremeWorks Education

   ExtremeWorks Professional Services. We specialize in providing solutions and consultative services to improve network productivity in all phases of the network lifecycle--evaluation, planning, design, implementation and management. The professional services include customized and packaged consulting services that assist customers in an effort to optimize their networks by meeting their objectives for applications support, uptime and cost control. Our network architects develop and execute customized hardware deployment plans to meet individualized network strategies. These activities include the management and coordination of the design and network configuration, resource planning, staging, logistics, migration and deployment. We also provide technical documentation and training to assist customers in the transition to a new network.

   We offer our customers a variety of technical consulting services, including:

       . Analysis--detailed audit and analysis of customer networks

       . Policy-Based QoS--analysis and recommendation for deploying advanced traffic management and bandwidth prioritization features to match actual traffic patterns

       . Multicasting--strategy for deploying PIM-DM, PIM-SM, or DVMRP to best suit streaming media requirements

       . Voice over IP--consulting strategy and recommendation to deploy voice-over-IP utilizing our technology

       . Load Balancing--design and implementation of our integrated load balancing features to help maximize server response while reducing equipment costs

       . Security--analysis of customer security needs and recommendations on how to implement advanced security features to meet those needs

       . Interoperability Lab--use of the lab to analyze deployment options, resolve integration concerns, and assess performance and application thresholds


   ExtremeWorks Global Services Management. Post-sales customer services are an integral component of our comprehensive service solution. Global Services Management delivers customer service by means of a service account manager who serves as single point of contact to manage account service needs including the coordination of activities with the Global Service Management team--the designated technical engineer, systems engineer and development engineer sponsor. Service account managers facilitate communications with cross-functional teams, escalate support issues to streamline issue resolution, and maintain documentation of customer network configurations and topology maps for access by customer-authorized staff.

   ExtremeWorks Support Programs. Our support programs are designed to support a broad range of customer service requirements. From standard business hours to 24x7x365 global support, we attempt to meet the service requirements of all our customers through Technical Assistance Centers, or TACs, located in Santa Clara, California, Utrecht, Holland, and Tokyo, Japan. Our technical engineers assist in diagnosing and troubleshooting technical issues regarding customer networks. This is part of our effort to ensure maximum network uptime and performance. Regional systems engineers serve as on-site engineering resources to provide consultative support and advice for network operation. Development engineers work with the TACs to resolve product functionality issues specific to each customer.

   We utilize the Internet to distribute and obtain information from our customer base as an integral part of our service solution. This allows us to keep customers informed of the latest updates and developments at Extreme Networks, and contains up-to-date information and technical documentation enabling customers to research issues and find answers to technical questions. Special features include a TAC database to obtain troubleshooting assistance and information for configuring software, diagnosing hardware, and researching network issues. On-site support services are available in most locations worldwide for customers who require a more comprehensive level of service and support.

   ExtremeWorks Education. Our technical experts offer certified classes on our products. The classes cover a wide range of topics such as switch configuration, optimization, management and operation, so customers can acquire the necessary knowledge and experience to successfully deploy and manage our products in various networking environments. Class sizes are generally small and lab-intensive to promote high retention in a hands-on learning environment, and are offered from time-to-time in the United States, Europe and Asia.

Manufacturing

   We outsource the majority of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, documentation control and repairs at our facility in Santa Clara, California. This approach enables us to reduce fixed costs and to flexibly respond to changes in market demand. Where cost-effective, we may begin to perform certain of our non-manufacturing operations, such as product testing, at our own facilities.

   Currently, we use three contract manufacturers--Flextronics International, Ltd., located in San Jose, California to manufacture our BlackDiamond and Summit products; Solectron Corporation, located in Milpitas, California, to manufacture our Alpine products; and MCMS, Inc., located in Nampa, Idaho, to manufacture selected Summit products. Each of these manufacturing processes and procedures is ISO 9002 certified. We design and develop the key components of our products, including ASICs and printed circuit boards. In addition, we determine the components that are incorporated in our products and select the appropriate suppliers of such components. Our contract manufacturers utilize automated testing equipment to perform product testing and burn-in with specified tests. We also use comprehensive inspection testing and statistical process controls to assure the quality and reliability of our products. We intend to regularly introduce new products and product enhancements that will require us to rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. See "Risk Factors--We May Need to Expand Our Manufacturing Capacity and We Depend on Contract Manufacturers for Substantially All of Our Manufacturing Requirements."

   Although we use standard parts and components for our products where possible, we currently purchase several key components used in the manufacture of our products from single or limited sources. Our principal single-source components include:

   . ASICs;

   . microprocessors;

   . programmable integrated circuits;

   . selected other integrated circuits;

   . cables;

   . custom power supplies; and

   . custom-tooled sheet metal.

   Our principal limited-source components include:

   . flash memories;

   . dynamic and static random access memories, or DRAMS and SRAMS respectively; and

   . printed circuit boards.

   Purchase commitments with our single- or limited-source suppliers are generally on a purchase order basis. LSI Logic Corporation is the sole source for the ASICs that are used in all of our switches, whereas a number of other vendors supply standard product integrated circuits and microprocessors for our products. Any interruption or delay in the supply of any of these components, or the inability to procure these components from alternate sources at acceptable prices and within a reasonable time, may have a material adverse effect on our business, operating results and financial condition. In addition, qualifying additional suppliers can be time-consuming and expensive and may increase the likelihood of errors.

   We use our forecast of expected demand to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. See "Risk Factors--We Purchase Several Key Components for Products From Single or Limited Sources and Could Lose Sales if These Suppliers Fail to Meet Our Needs" and "We May Need to Expand Our Manufacturing Capacity and We Depend on Contract Manufacturers for Substantially All of Our Manufacturing Requirements."

Research and Development

   The success of our products to date owes in large part to our focus on research and development. We believe that continued success in the marketplace will depend on our ability to develop new and enhanced products employing leading-edge technology. Accordingly, we are undertaking development efforts with an emphasis on increasing the reliability, performance and features of our family of products, and designing innovative products to reduce the overall network operating costs of customers.

   Our product development activities focus on solving the needs of enterprises, service providers, telecommunications carriers, and metropolitan area network markets. Current activities include the continuing development of a next-generation chipset aimed at extending the capabilities of our products. Our ongoing research activities cover a broad range of areas, including, in particular, 10 Gigabit Ethernet and SONET routers, metropolitan network and Internet routing software, ASIC design, and network management software. The scope of our research and development activities has expanded to include the development of broadband access equipment and content networking devices in connection with corporate acquisitions that we completed in fiscal 2001.

   Our products have been designed with a consistent system architecture across all product lines, enabling a relatively short product design and development cycle and reducing the time to market for new products and features. We have utilized this design approach to develop and introduce new products and enhancements following the introduction of our first- and second-generation products. We intend to continue with a simplified approach to architectural design to develop and introduce additional products and enhancements in the future.

   Our expenditures for research and development in fiscal 2001, 2000, and 1999 were $57.9 million, $33.0 million, and $17.0 million respectively. These amounts do not include in-process research and development charges in the amount of $30.2 million related to our acquisitions of Optranet, Inc. and Webstacks, Inc. in fiscal 2001.

   There can be no assurance that our product development efforts will result in commercially successful products, or that our products will not be rendered obsolete by changing technology or new product announcements by other companies. See "Risk Factors--The Market in Which We Compete is Subject to Rapid Technological Change and to Compete We Must Continually Introduce New Products that Achieve Broad Market Acceptance."

Competition

   The market for Internet switches is part of the broader market for networking equipment, which is dominated by a few large companies, particularly Cisco Systems and Nortel Networks. Each of these companies has introduced, or has announced its intention to develop, switches that are or may be competitive with our products, such as the Catalyst 6000 family of switches offered by Cisco Systems. In addition, there are a number of large telecommunications equipment providers, including Alcatel, Ericsson, Nokia and Siemens, which have entered the market for network equipment, particularly through acquisitions of public and privately held companies. We expect to face increased competition, particularly price competition, from these and other telecommunications equipment providers. We also compete with other public and private companies that offer switching solutions, including Enterasys Networks, Foundry Networks and Riverstone Networks. These vendors may develop products with functionality similar to our products or provide alternative network solutions. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to develop and offer competitive products. Furthermore, we compete with numerous companies that offer routers and other technologies and devices that traditionally have managed the flow of traffic on the enterprise or metropolitan area networks.

   Many of our current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than we do. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, competitors with a large installed customer base may have a significant competitive advantage over us. We have encountered, and expect to continue to encounter, many potential customers who are confident in and committed to the product offerings of our principal competitors, including Cisco Systems and Nortel Networks. Accordingly, these potential customers may not consider or evaluate our products. When such potential customers have considered or evaluated our products, we have in the past lost, and expect in the future to lose, sales to some of these customers as large competitors have offered significant price discounts to secure such sales.

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

   . brand name;

   . access to customers; and

   . size of installed customer base.

   We believe we compete favorably with our competitors with respect to each of the foregoing factors. However, because many of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, technical, sales, marketing and other resources, they may have larger distribution channels, stronger brand names, access to more customers and a larger installed customer base than we do. Such competitors may, among other things, be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to distribution partners than we can. To remain competitive, we believe we must, among other things, invest significant resources in developing new products and enhancing our current products and maintain customer satisfaction worldwide. If we fail to do so, our products will not compete favorably with those of our competitors and that may have a material adverse effect on our business. See "Risk Factors--Intense Competition in the Market for Networking Equipment Could Prevent Us from Increasing Revenue and Sustaining Profitability."

Intellectual Property

   We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have been issued seven patents in the United States and in addition have filed twenty-one patent applications in the United States. Based on our commitment to build a patent portfolio, we have in process a number of other patent applications relating to our proprietary technology. We have filed patents in selected countries abroad as deemed appropriate. There can be no assurance that these applications will be approved, that any issued patents will protect our intellectual property or that these patents or applications will not be challenged by third parties. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that we may obtain. With respect to trademarks, we have nine pending trademark applications and ten registered trademarks in the United States. In addition, we have a significant number of pending trademark applications and registered trademarks abroad.

   We enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. In addition, we provide our software products to end-user customers primarily under "shrink-wrap" license agreements included within the packaged software. These agreements are not negotiated with or signed by the licensee, and thus these agreements may not be enforceable in some jurisdictions. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. There can be no assurance that these precautions will prevent misappropriation or infringement of our intellectual property. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

   The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the data communications and networking markets have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights against us in regard to technologies and related standards that we consider to be important. We expect to increasingly be subject to infringement claims asserted by third parties as the numbers of products and competitors in the market for network switches grow and product functionality overlaps.

   As detailed below under "Legal Proceedings," we are currently engaged in litigation with Nortel Networks. Nortel Networks is asserting claims that allege infringement of certain patent rights, against which we are defending vigorously, but we cannot assure you that we will prevail in this litigation. See "Risk Factors--We Are Engaged in Litigation Regarding Intellectual Property Rights, and an Adverse Outcome Could Harm Our Business and Require Us to Incur Significant Costs."

   In addition to the litigation with Nortel Networks, since April 2000, we have been in communication with two other companies that assert certain of our products require a license under a number of their patents. These parties have indicated in the past that they are willing to grant us a non-exclusive license under the identified patents as well as other patents or technology that we may require. We are currently reviewing the identified patents to determine whether we consider a license necessary. However, there can be no assurance that these licenses would be obtainable on commercially acceptable terms. We also cannot assure you that these parties or other third parties will not assert additional claims or initiate litigation against us, our manufacturers, suppliers, or customers alleging infringement of their proprietary rights based on the technology in our current or future products.

   In the future, we may determine it is necessary to initiate claims or litigation against third parties for infringement of our proprietary rights.

   Any claims, whether asserted by us or a third party against us, could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop non-infringing technology or enter into royalty or licensing agreements. Royalty-bearing license agreements, if required, may not be available on acceptable terms, if at all. In the event a third party is successful in a claim of infringement, our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis may have a material, adverse effect on our business, operating results and financial condition. See "Risk Factors--Our Ability to Protect Our Intellectual Property and Defend Against Claims May be Limited and May Adversely Affect Our Ability to Compete."

Employees

   As of June 30, 2001, we employed a total of 970 people, including 464 in sales and marketing, 252 in engineering, 76 in operations, 84 in customer support, and 94 in finance and administration. We have never had a work stoppage and no personnel are represented under collective bargaining agreements. We consider our employee relations to be good.

   We believe that our future success will depend on our continued ability to attract, integrate, retain, train and motivate highly qualified personnel, and upon the continued service of our senior management and key personnel. None of our personnel is bound by an employment agreement. The market for qualified personnel is competitive, particularly in the San Francisco Bay Area, where our headquarters is located. At times we have experienced difficulties in attracting new personnel. There can be no assurance that we will successfully attract, integrate, retain and motivate a sufficient number of qualified personnel to conduct our business in the future. See "Risk Factors--If We Lose Key Personnel or are Unable to Hire Additional Qualified Personnel as Necessary, We May Not Be Able to Successfully Manage Our Business or Achieve Our Objectives."

Item 2. Properties

   Our principal administrative, sales, marketing and research and development facilities are located in Santa Clara, California. We also lease office space and executive suites in various other geographic locations domestically and internationally for sales and service personnel and engineering operations. Our aggregate lease expense for fiscal 2001 was approximately $11.7 million, net of sublease income of approximately $3.6 million. We believe our current facilities will adequately meet our growth needs for the foreseeable future. Our principal facilities are as follows:

# of
Bldgs Location                  Leased/Owned Square Footage Purpose
----- --------                  ------------ -------------- -------
  6   Santa Clara, CA.......... 6 Leased     Combined SF    6 bldgs. (leased) = Warehouse,
                                             295,764        R&D, Sales, Headquarters
  2   Pleasanton, CA........... Leased       84,428         Research & Development
  1   Herndon, VA.............. Leased       14,451         Sales and Research &
                                                            Development
  1   Durham, NC............... Leased       12,500         Research & Development
  2   Maarssen, the Netherlands Leased       12,000         Sales Office
  1   Dallas, TX............... Leased       11,574         Sales Office
  1   Oakbrook Terrace, IL..... Leased       11,430         Sales Office
  1   Westlake Village, CA..... Leased       10,027         Research & Development
  1   New York, NY............. Leased       9,185          Sales Office
  1   Tokyo, Japan............. Leased       7,755          Sales Office
  1   Sunnyvale, CA............ Leased       7,500          Research & Development
  1   Denver, CO............... Leased       7,277          Sales Office
  1   Houston, TX.............. Leased       6,347          Sales Office
  1   Westborough, MA.......... Leased       5,553          Sales Office

Item 3. Legal Proceedings

   On March 14, 2001, Nortel Networks, Inc. and Nortel Networks Limited (collectively, "Nortel") filed suit against us in the United States District Court for the District of Massachusetts, Civil Action No. 01-10443EFH. The complaint alleges willful infringement of U.S. Patent Nos. 5,790,554 (the "554 Patent"); 5,490,252; 5,408,469; 5,398,245; 5,159,595 and 4,736,363, and seeks a judgment: (a) determining that the Company has infringed each of the six patents; (b) permanently enjoining and restraining the Company from further infringement of each of the six patents; and (c) awarding unspecified amounts of trebled damages, together with interest, costs and attorneys' fees. We answered Nortel's complaint on May 17, 2001, denying that we have infringed any of the six patents and also asserting various affirmative defenses and counterclaims that seek judgment: (a) that Nortel's complaint be dismissed; (b) that each of the six patents be declared invalid; (c) declaring that we are not infringing any of the six patents; and (d) that Nortel pay our attorneys' fees and costs. On May 17, 2001, we also sought transfer of the action to the United States District Court for the Northern District of California. On June 28, 2001, the court denied our motion to transfer, and the action will thus proceed in Massachusetts. On July 9, 2001, the court granted a motion by F5 Networks, Inc. ("F5") to intervene in the action. F5 contends that it is the designer, developer, and manufacturer of the product accused of infringing the '554 Patent of Count VI of Nortel's complaint. F5 had also sought to sever and transfer Count VI in favor of an action concerning the '554 Patent pending between F5 and Nortel in the United States District Court for the Western District of Washington, but that motion was denied on July 9, 2001 without opinion. On July 13, 2001,

Nortel demanded $150 million in settlement of alleged past damages. Discovery is proceeding. As set forth above, we have denied Nortel's allegations and intend to defend the action vigorously. We cannot assure you, however, that we will prevail in this litigation, which could have a material, adverse effect on our business, financial condition and results of operations in the future.

   Other than the stated above and the multiple purported securities fraud class action complaints that were filed in the United States District Court for the Southern District of New York beginning on July 6, 2001 (see Note 10 to Consolidated Financial Statements), we are not aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse effect on our business, operating results or financial condition. We may in the future be party to litigation arising in the course of our business, including claims that we allegedly infringe third-party trademarks and other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 4. Submission of Matters to a Vote of Security Holders.

   Not applicable.

Executive Officers of the Registrant

   The following table sets forth information regarding the executive officers of Extreme as of August 31, 2001:

Name               Age                       Position
----               ---                       --------
Gordon L. Stitt... 45  President, Chief Executive Officer and Chairman
Stephen Haddock... 43  Vice President and Chief Technical Officer
Herb Schneider.... 42  Vice President of Engineering
Harold L. Covert.. 54  Vice President, Chief Financial Officer and Secretary
Harry Silverglide. 55  Vice President of Worldwide Sales
Darrell Scherbarth 45  Vice President/General Manager--Access Business Unit

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

   Herb Schneider. Mr. Schneider co-founded Extreme in May 1996 and has served as Vice President of Engineering of Extreme since its inception. From 1990 to 1996, Mr. Schneider worked as Engineering Manager at Network Peripherals and was responsible for the development of LAN switches. From 1981 to 1990, Mr. Schneider held various positions at National Semiconductor, a developer and manufacturer of semiconductor products, where he was involved in the development of early Ethernet chipsets and FDDI chipsets. Mr. Schneider holds a BSEE from the University of California--Davis.

   Harold L. Covert. Mr. Covert was appointed as Vice President, Chief Financial Officer and Secretary of Extreme Networks effective August 1, 2001. Prior to that Mr. Covert was with Silicon Graphics, Inc. from July 2000 until July 2001 where he served as President and Chief Financial Officer. Before that Mr. Covert was Vice

President and Chief Financial Officer of Red Hat, Inc. from March 2000 until July 2000. Prior to that Mr. Covert was Executive Vice President and Chief Financial Officer of Adobe Systems from March 1998 until March 2000. From December 1990 to March 1998, Mr. Covert was a partner in the firm of DHJ & Associates, Inc., Consultants and Certified Public Accountants and Interim Chief Financial Officer. During the last half of this period he acted in a full time capacity as interim Chief Financial Officer for several companies. Mr. Covert holds an MBA from Cleveland State University, a BSBA from Lake Erie College and is a Certified Public Accountant.

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

   Darrell Scherbarth. Mr. Scherbarth has served as Vice President/General Manager of the Access Business Unit of Extreme since February 2001. Mr. Scherbarth joined us as a result of our acquisition of Optranet, Inc., which he founded and where he served as president and CEO from November 1999 to January 2001. From April 1997 to September 1998, he was the Vice President of Engineering at Redback Networks, a leading developer and manufacturer of high performance broadband access systems. Mr. Scherbarth was also a co-founder and Vice President of R&D of Network Peripherals Inc., where he served from March 1989 to April 1996. Mr. Scherbarth holds a BSEE from California State University.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   Extreme's common stock commenced trading on the Nasdaq National Market on April 9, 1999 under the symbol "EXTR." The following table sets forth the high and low closing prices as reported by Nasdaq. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions. All prices have been adjusted to reflect a 2-for-1 stock split effected in August 2000.

Stock Prices                      High    Low
------------                     ------- ------
Fiscal year ended June 30, 2000:
First quarter................... $ 42.25 $22.81
Second quarter.................. $ 49.03 $30.66
Third quarter................... $ 59.50 $38.00
Fourth quarter.................. $ 52.75 $21.44

Fiscal year ended June 30, 2001:
First quarter................... $120.69 $46.25
Second quarter.................. $123.56 $31.13
Third quarter................... $ 50.38 $14.96
Fourth quarter.................. $ 39.50 $12.27

   At August 31, 2001, there were approximately 75,000 stockholders of record of Extreme's common stock and approximately 413 beneficial stockholders. Extreme has never declared or paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. Extreme currently intends to retain future earnings for the development of our business.

Item 6. Selected Consolidated Financial Data.

                                                                                     For the Period
                                                                                      from May 8,
                                                                                          1996
                                                                                        (Date of
                                                       Years Ended June 30,            Inception)
                                              -------------------------------------     through
                                                2001       2000    1999      1998    June 30, 1997
                                              ---------  -------- -------  --------  --------------
                                                    (In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenue.................................. $ 491,232  $261,956 $98,026  $ 23,579     $   256
Gross profit (loss)..........................   210,000   135,040  49,506     8,682        (132)
Total operating expenses(1)..................   311,893   118,786  50,951    22,709       7,928
Operating income (loss)......................  (101,893)   16,254  (1,445)  (14,027)     (8,060)
Net income (loss)............................   (68,883)   20,048  (1,617)  (13,936)     (7,923)
Net income (loss) per share--basic(2)........ $   (0.64) $   0.20 $ (0.09) $  (1.59)    $ (2.26)
Net income (loss) per share--diluted(2)...... $   (0.64) $   0.18 $ (0.09) $  (1.59)    $ (2.26)
Shares used in per share calculation--basic..   108,353   100,516  18,924     8,758       3,516
Shares used in per share calculation--diluted   108,353   111,168  18,924     8,758       3,516

                                                                     As of June 30,
                                                       ------------------------------------------
                                                         2001     2000     1999    1998    1997
                                                       -------- -------- -------- ------- -------
                                                                     (In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents............................. $ 87,722 $116,721 $107,143 $ 9,510 $10,047
Short-term investments................................   69,374   66,640   16,422  10,995      --
Working capital.......................................  211,432  205,881  119,039  13,796   8,251
Total assets..........................................  688,357  515,930  171,803  33,731  11,942
Long-term debt, deposit and capital lease obligations,
  net of current portion..............................      266      306       --   2,634     502
Total stockholders' equity............................ $548,762 $419,021 $141,876 $15,869 $ 9,305

--------
(1)Fiscal 2001 amount includes $37.5 million in amortization of goodwill, purchased intangible assets and deferred stock compensation, write-offs of $30.2 million of acquired in-process research and development and $5.9 million in restructuring charges. Fiscal 2000 amount includes $6.8 million in amortization of goodwill and purchased intangible assets.

(2)Share and per share data have been restated to give retroactive effect to a two-for-one stock split in the form of a stock dividend effected in August 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net Revenue

   Net revenue increased from $262.0 million in fiscal 2000 to $491.2 million in fiscal 2001, an increase of 87.5%. The increase in net revenue for fiscal 2001 resulted primarily from higher volume of sales of our Summit, BlackDiamond and Alpine products due to an increase in market acceptance of our products, which was partially offset by some price reductions.

   Net revenue increased from $98.0 million in fiscal 1999 to $262.0 million in fiscal 2000, an increase of 167.2%. The increase in net revenue for fiscal 2000 resulted primarily from increased sales of our Summit stackable products and our BlackDiamond modular products, the market's growing acceptance of Extreme's existing and new product offerings, and a significant increase in our sales and marketing organizations.

   Sales outside of North America accounted for 55%, 43% and 52% of net revenue in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. We expect that export sales will continue to represent a significant portion of net revenue, although we do not know whether export sales as a percentage of net revenue will remain at current levels. All sales transactions are currently denominated in U.S. dollars.

   We generally recognize product revenue at the time of shipment, assuming that collectibility is probable, unless we have future obligations such as installation or are required to obtain customer acceptance, in which case revenue and related costs are deferred until those obligations are met. We defer recognition of revenue on sales to distributors until the distributors sell the product. Revenue from service obligations under maintenance contracts, is deferred and recognized on a straight-line basis over the contractual period, which is typically 12 months. Amounts billed in excess of revenue recognized are included as deferred revenue, accounts receivable and current assets in the accompanying consolidated balance sheets of our financial statements. On a prospective basis as of July 2, 2001 we will report deferred revenue and accounts receivable on a net basis in the consolidated balance sheets. The increase in deferred revenue from fiscal 2000 to fiscal 2001 of $35.3 million was due to the increase in inventory held by distributors, deferred service revenue and other allowances for customer acceptance.

   Our products generally carry a one year warranty that includes factory repair services as needed for replacement parts. Estimated expenses for warranty obligations are accrued as revenue is recognized based on our best estimate of warranty costs for delivered products.

   We have experienced a rapid and increasingly severe downturn in the economy. This has adversely affected our product demand and made it increasingly difficult to accurately forecast future production requirements. We expect this economic downturn to continue for at least the remainder of calendar year 2001 and we do not know the extent, severity or length of this economic downturn in the United States or in the other geographic regions where we currently sell our products.

   We expect to experience some erosion of average selling prices of our products due to a number of factors, including competitive pricing pressures, promotional pricing and rapid technological change. Our revenue is derived primarily from sales of our Summit, BlackDiamond and Alpine products and fees for services relating to our products, including maintenance and training. The level of sales to any customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. See "Risk Factors--If a Key Reseller, Distributor or Other Significant Customer Cancels or Delays a Large Purchase, Our Net Revenue May Decline and the Price of Our Stock May Fall." One customer accounted for 16% of our net revenue in fiscal 2001; no customer accounted for more than 10% of our net revenue in fiscal 2000 and two customers accounted for 21% and 13 % of our net revenue in fiscal 1999.

Gross Profit

   Gross profit increased from $135.0 million in fiscal 2000 to $210.0 million in fiscal 2001, an increase of 55.5%, primarily due to the related increase in revenue. Gross margins decreased from 51.6% in fiscal 2000 to 42.7% in fiscal 2001. The decrease in gross margin in fiscal 2001 was primarily due to a $40.3 million charge for excess and obsolete inventory and non-cancelable purchase commitments.

   Gross profit increased from $49.5 million in fiscal 1999 to $135.0 million in fiscal 2000, an increase of 172.7%, primarily due to the related increase in revenue. Gross margins increased from 50.5% in fiscal 1999 to 51.6% in fiscal 2000. The increase in gross margin resulted primarily from a shift in product mix, a shift in our channel mix from OEMs to resellers and distributors and improved manufacturing efficiencies, this increase was offset in part by lower average selling prices due primarily to increased competition.

   We recorded a provision for excess and obsolete inventory, including non-cancelable purchase commitments, totaling $40.3 million in the third quarter of fiscal 2001. Inventory purchases and commitments are based upon our forecast of future sales. To mitigate the component supply constraints that have existed in the past, we built inventory levels for certain components with long lead times and entered into longer-term commitments for certain components. Due to a sudden and significant decrease in demand for our products that became apparent in the third quarter of fiscal 2001, inventory levels, including non cancelable purchase commitments, exceeded our requirements based on our forecast of expected demand. This additional excess inventory charge was calculated based on the inventory levels in excess of our forecast of expected demand for each specific product. We do not currently anticipate that the excess inventory subject to this provision will be used at a later date based on our future demand forecast. Furthermore, we may be required to take additional write-downs in the future related to excess inventory.

   Our gross margin is highly variable and dependent on many factors, some of which are outside of our control. Some of the primary factors affecting gross margin include demand for our products, changes in our pricing policies and those of our competitors and the mix of products sold. Our gross margins may be adversely affected by increases in material or labor costs, heightened price competition, obsolescence charges and higher inventory balances. In addition, our gross margins may fluctuate due to the mix of distribution channels through which our products are sold, including the effects of our two-tier distribution channel. Any significant decline in sales to our resellers, distributors or end-user customers, or the loss of any of our resellers, distributors or end-user customers, could have a material adverse effect on our business, operating results and financial condition. In addition, increasing third-party and indirect distribution channels generally result in greater difficulty in forecasting the mix of our products, and to a certain degree, the timing of orders from our customers. New product introductions may create excess or obsolete inventories, which may also reduce our gross margins. Furthermore, if product or related warranty costs associated with these new products are greater than we have experienced, gross margin may be adversely affected.

   Cost of revenue includes the cost of our manufacturing overhead. We outsource the majority of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, documentation control and repairs at our facility in Santa Clara, California. Accordingly, a significant portion of our cost of revenue consists of payments to our contract manufacturers: Flextronics International, MCMS and Solectron. See "Risk Factors--We May Need to Expand Our Manufacturing Capacity and We Depend on Contract Manufacturers for Substantially All of Our Manufacturing Requirements". As part of our business relationship with MCMS, we have entered into a $9.0 million equipment lease for manufacturing equipment with a third party financing company; we in turn sublease the equipment to MCMS. On September 18, 2001 MCMS announced that it had reached an agreement to sell substantially all of its operating assets to Manufacturers' Services Limited. Simultaneously, MCMS announced that it, and its two U.S. subsidiaries, have voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in Wilmington to implement the sale.

   We expect to realize lower per unit product costs as a result of volume efficiencies if and as volumes increase. However, we do not know if or when such price reductions will occur. The failure to obtain such price reductions could have a material adverse effect upon our gross margins and operating results.

Research and Development Expenses

   Research and development expenses increased from $33.0 million in fiscal 2000 to $57.9 million in fiscal 2001, an increase of 75.4%. The increase was primarily due to higher payroll and related personnel expenses due to the addition of new personnel, partly through acquisitions, to support our multiple product development efforts as well as non-recurring engineering charges, prototype costs and depreciation expense. Research and development expenses, as a percentage of net revenue, decreased to 11.8% in fiscal 2001, compared with 12.6% in fiscal 2000. The percentage decrease was primarily the result of an increase in our net revenue. We expense all research and development expenses as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect these expenses to increase in absolute dollars in the future.

   Research and development expenses increased from $17.0 million in fiscal 1999 to $33.0 million in fiscal 2000, an increase of 93.7%. The increase was primarily due to nonrecurring engineering and initial product verification expenses and higher payroll and related personnel expenses due to the hiring of additional engineers. From fiscal 1999 to fiscal 2000, research and development expenses decreased as a percentage of net revenue from 17.4% to 12.6%. This percentage decrease was primarily the result of an increase in our net revenue.

Sales and Marketing Expenses

   Sales and marketing expenses increased from $67.1 million in fiscal 2000 to $154.6 million in fiscal 2001, an increase of 130.2%. Sales and marketing expenses, as a percentage of net revenue, increased to 31.5% in fiscal 2001, compared with 25.6% in fiscal 2000. This increase was primarily due to the hiring of additional sales, marketing and customer support personnel, increased sales commission expenses resulting from increased net revenue and increased promotional expenses. The rate of future spending increases, if any, will be dependent on the speed with which the market recovers.

   Sales and marketing expenses increased from $27.1 million in fiscal 1999 to $67.1 million in fiscal 2000, an increase of 148.2%. This increase was primarily due to the hiring of additional sales, marketing and customer support personnel, increased sales commission expenses resulting from increased net revenue, increased tradeshow and promotional expenses and the establishment of new sales offices. From fiscal 1999 to fiscal 2000, sales and marketing expenses decreased as a percentage of net revenue from 27.6% to 25.6%. This percentage decrease was primarily the result of an increase in our net revenue.

General and Administrative Expenses

   General and administrative expenses increased from $11.9 million in fiscal 2000 to $25.8 million in fiscal 2001, an increase of 116.8%. General and administrative expenses, as a percentage of net revenue, increased to 5.2% in fiscal 2001, compared with 4.5% in fiscal 2000. This increase was due primarily to an increase in bad debt expense, the hiring of additional finance, information technology, legal and administrative personnel and increased professional fees. The rate of any future spending increases if any will be dependent on the speed with which the market recovers.

   General and administrative expenses increased from $6.9 million in fiscal 1999 to $11.9 million in fiscal 2000, an increase of 72.8%. This increase was due primarily to the hiring of additional finance, information technology, legal and administrative personnel and increased professional fees and occupancy costs. From fiscal 1999 to fiscal 2000, general and administrative expenses decreased as a percentage of net revenue from 7.0% to 4.5%. This percentage decrease was primarily the result of an increase in our net revenue.

Amortization of Goodwill, Purchased Intangible Assets and Deferred Stock Compensation

   Amortization of goodwill, purchased intangible assets and deferred stock compensation increased from $6.8 million in fiscal 2000 to $37.5 million in fiscal 2001, an increase of $30.7 million. In fiscal 2001, amortization of goodwill arising from warrants issued in April 2000 increased by $20.4 million to $27.2 million and amortization of goodwill, purchased intangible assets and deferred stock compensation related to the Optranet and Webstacks acquisitions was $9.6 million (see Note 3 of Notes to Consolidated Financial Statements). Anticipated amortization of goodwill, intangibles and deferred compensation for fiscal 2002, assuming no more acquisitions, will be $53.3 million. Amortization of purchased intangible assets and deferred stock compensation may continue to increase if we acquire companies and technologies. Amortization of goodwill will not increase in future periods because under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," any goodwill arising from business combinations closing after June 30, 2001 is not amortized, but rather is periodically evaluated for impairment. See "New Accounting Pronouncements."

   Amortization of goodwill, purchased intangible assets and deferred stock compensation was $6.8 million in fiscal 2000. This amount was due to our issuance in April 2000 of fully earned, non-forfeitable, fully exercisable warrants with a two year life to purchase 3,000,000 shares of our common stock with an exercise price of $39.50 per share (see Note 3 of Notes to Consolidated Financial Statements).

Other Operating Expense

   In fiscal 2001, other operating expense included a write-off of acquired in-process research and development of $30.2 million and a restructuring charge of $5.9 million, as described below.

   We recorded non-recurring charges of $13.4 million related to the purchase of Optranet in January 2001, and $16.8 million related to the purchase of Webstacks in March 2001. The value assigned to purchased in-process research and development was determined through valuation techniques generally used by appraisers in the high-technology industry and was immediately expensed in the period of acquisition because technological feasibility had not been established and no alternative use had been identified. The charges are discussed in more detail in Note 3 of Notes to Consolidated Financial Statements.

   In March 2001, we implemented a restructuring plan in order to lower our overall cost structure. In connection with the restructuring, we reduced our headcount and consolidated facilities. Restructuring charges included in other operating expenses were $3.8 million in the quarter ended March 31, 2001 and $2.1 million in the quarter ended June 30, 2001. The restructuring expense included $1.8 million for severance and benefits for terminated employees, $2.3 million for the write-off and write-down in carrying value of Summit based equipment and $1.8 million in facility closure expenses.

Interest Income

   Interest income increased from $14.6 million in fiscal 2000 to $15.5 million in fiscal 2001, an increase of $0.9 million. Interest income increased from $1.9 million in fiscal 1999 to $14.6 million in fiscal 2000, an increase of $12.7 million. The increases were due to the increased amount of cash and cash equivalents, short-term investments, restricted investments and long-term investments from the proceeds we received from our initial public offering in April 1999 and our secondary public offering in October 1999.

Other Income (Expense), net

   Other income (expense), net increased from $33,000 in expense in fiscal 2000 to $4.7 million in expense in fiscal 2001. This increase was primarily attributable to Extreme's share of affiliates' losses accounted for under the equity method of accounting of $2.9 million and write-downs of investments accounted for under the cost method of accounting of $1.8 million.

Income Taxes

   We recorded a tax benefit of $22.7 million for fiscal 2001. The benefit for fiscal 2001 results in an effective tax benefit rate of 24.8% which consists primarily of federal and state income tax benefits, offset by foreign taxes, nondeductible in-process research and development and goodwill. FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We evaluate the realizability of the deferred tax assets on a quarterly basis. We recorded a tax provision of $10.3 million for fiscal 2000, which consisted primarily of federal taxes, state income taxes and foreign taxes, offset by the recognition of deferred tax assets. We recorded a tax provision of $1.7 million for fiscal 1999, which consisted primarily of foreign taxes currently payable, federal alternative minimum taxes and state minimum and capital taxes.

Liquidity and Capital Resources

   Cash and cash equivalents and short-term investments decreased from $183.4 million at June 30, 2000 to $157.1 million at June 30, 2001, a decrease of $26.3 million. This decrease is primarily due to an increase in inventory, purchases of property and equipment and increases in accounts receivable and other current and noncurrent assets, partially offset by increases in deferred revenue and proceeds from issuance of common stock.

   Accounts receivable increased 24.2% from June 30, 2000 to June 30, 2001. The increase in accounts receivable was due to growth in net revenue. We expect that accounts receivable will continue to increase to the extent our net revenue continues to rise. Inventory levels increased 154.3% from June 30, 2000 to June 30, 2001. We have increased inventory in order to support revenue growth, develop distribution channels, maintain shorter lead times on certain projects and to provide assurance to our customers that we will be able to meet demand. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence because of recent declining demand, rapidly changing technology and customer requirements. As a result of the rapid change in the market for networking products, we recorded $40.3 million in charges for excess and obsolete inventory and non-cancelable purchase commitments in the quarter ended March 31, 2001.

   In June 2000, we entered into two operating lease agreements for approximately 16 acres of land and the accompanying 275,000 square feet of buildings to house our primary facility in Santa Clara, California. Our lease payments will vary based on LIBOR which was 4.3% at June 30, 2001, plus a spread. Our combined lease payments for this facility are estimated to be approximately $3.4 million on an annual basis over the lease terms. The leases are for five years and can be renewed for two five-year periods, subject to the approval of the lessor. At the expiration or termination of the leases, we have the option to either purchase these properties for $31.4 million and $48.6 million, respectively, or arrange for the sale of the properties to a third party for at least $31.4 million and $48.6 million, respectively, with a contingent liability for any deficiency. If the properties under these leases are not purchased or sold as described above, we will be obligated for additional lease payments of approximately $30.5 million and $41.3 million, respectively.

   As part of the above lease transactions, we restricted $80.0 million of our investment securities as collateral for specified obligations as the lessee. These investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations under our investment policy. The lease also requires us to maintain specified financial covenants with which we were in compliance as of June 30, 2001.

   Under the terms of the Merger Agreement with Webstacks, Extreme is obligated to pay $15.0 million of additional cash consideration on or before October 31, 2001 provided that certain technology milestones are met. At this time it is our expectation that these milestones will be met and the payment made.

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

New Accounting Pronouncements

   In December 1999, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Extreme adopted SAB 101 in the fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a material effect on our operations or financial position.

   In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises certain standards for accounting for securitization and other transfers of financial assets and collateral. In addition, SFAS No. 140 requires certain additional disclosures that were not previously required. The additional disclosure requirements were effective for financial statements for fiscal years ending after December 15, 2000 and have been adopted for the year ended June 30, 2001. The revised accounting standards of SFAS 140 are effective for transactions occurring after March 31, 2001. The application of the revised accounting standards of SFAS 140 has not had a material adverse effect on our business, results of operations or financial condition.

   In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("FAS 141"). FAS 141 establishes new standards for accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We will adopt this statement in fiscal 2002.

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which establishes new standards for goodwill and other intangible assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we will apply the new accounting rules beginning fiscal year 2003. We are currently assessing the financial impact SFAS No. 142 will have on our Consolidated Financial Statements. Goodwill and intangible assets from business combinations before July 1, 2001 will continue to be amortized prior to the adoption of FAS 142. Upon the adoption of FAS 142, we are required to evaluate our existing goodwill and intangible assets from business combinations completed before July 1, 2001 and make any necessary reclassifications in order to comply with the new criteria in FAS 141 for recognition of intangible assets.

   At June 30, 2001, we had goodwill and intangible assets of $113.9 million. Amortization expense for goodwill and intangible assets amounted to $33.4 million for fiscal 2001. Anticipated amortization of goodwill and intangible assets for fiscal 2002 assuming no more acquisitions will be $43.1 million.

Risk Factors

We Have a Limited History of Profitability, We Are Not Currently Profitable and We Cannot Assure You That We Will Return to Profitability in the Future

   Fiscal 2000 was the first year in which Extreme achieved profitability in each of the four quarters. We reported a loss for each of the quarters ended March 31, 2001 and June 30, 2001, and for the fiscal year ended June 30, 2001. In the foreseeable future, we anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate and sustain significantly higher revenue to return to and sustain profitability. In addition, the amortization of purchased goodwill and intangibles, and deferred compensation associated with acquisitions, will result in material charges that will reduce our profitability. Further, the impact of the current economic slowdown could result in additional one-time charges.

A Number of Factors Could Cause Our Quarterly Financial Results to Be Worse Than Expected, Resulting in a Decline in Our Stock Price

   We plan to increase our operating expenses to expand our sales and marketing activities, broaden our customer support capabilities, develop new distribution channels, fund increased levels of research and development, and expand our operational infrastructure. We base our operating expenses on anticipated revenue trends, and a high percentage of our expenses are fixed in the short term. As a result, any delay in generating or recognizing revenue, as occurred in the quarter ended March 31, 2001, could cause our quarterly operating results to fall below the expectations of public market analysts or investors, which could cause the price of our stock to fall.

   We may experience a delay in generating or recognizing revenue for a number of reasons. Orders at the beginning of each quarter typically do not equal expected revenue for that quarter and are generally cancelable at any time. Accordingly, we are dependent upon obtaining orders during a quarter for shipment in that quarter to achieve our revenue objectives. In addition, the timing of product releases, purchase orders and product availability could result in a majority of our product shipments to be scheduled for the end of a quarter. Failure to ship these products by the end of a quarter may adversely affect our operating results. Our customer agreements generally allow customers to delay scheduled delivery dates or to cancel orders within specified timeframes without significant charges to the customers. Furthermore, some of our customer agreements include acceptance provisions that delay our ability to recognize revenue upon shipment.

   Our quarterly revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including, but not limited to, the following:

   . changes in general and/or specific economic conditions in the networking industry;

   . seasonal fluctuations in demand for our products and services, particularly in Asia and Europe;

   . our ability to accurately forecast demand for our products, which in the case of lower-than-expected sales may result in excess and/or obsolete inventory on hand or under non cancelable purchase commitments;

   . unexpected product returns or the cancellation or rescheduling of orders;

   . our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

   . announcements and new product introductions by our competitors;

   . our ability to develop and support relationships with enterprise customers, service providers and other potential large customers;

   . our ability to achieve targeted cost reductions;

   . our ability to obtain sufficient supplies of sole or limited-source components for our products on a timely basis;

   . increases in the prices of the components that we purchase;

   . decreases in the prices of the products that we sell;

   . our ability to achieve and maintain desired production volumes and quality levels for our products;

   . the mix of products sold and the mix of distribution channels through which products are sold;

   . costs relating to possible acquisitions and the integration of technologies or businesses; and

   . the effect of amortization of goodwill, deferred compensation, and purchased intangibles resulting from existing or new transactions.

   Due to the foregoing factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.

   As a result of the September 11, 2001 events in New York City and Washington, D.C., U.S. and global economies may weaken, which may result in a decrease in our revenues and cause our stock price to decline. In addition, it is anticipated that in the wake of these events, U.S. and global capital markets will experience a period of extreme volatility.

Intense Competition in the Market for Networking Equipment Could Prevent Us from Increasing Revenue and Sustaining Profitability

   The market for networking equipment is intensely competitive. Our principal competitors include Cisco Systems, Enterasys Networks, Foundry Networks, Nortel Networks and Riverstone Networks. In addition, a number of private companies have announced plans for new products that may compete with our own products. Some of our current and potential competitors have superior market leverage, longer operating histories and substantially greater financial, technical, sales, and marketing resources, in addition to wider name recognition and larger installed customer bases. These competitors may have developed, or may in the future develop, new competing products based on technologies that compete with our own products or render our products obsolete. Furthermore, a number of these competitors may merge or form strategic partnerships that enable them to offer or bring to market competitive products.

   To remain competitive, we believe that we must, among other things, invest significant resources in developing new products, improve our current products and maintain customer satisfaction. If we fail to do so, we may not compete successfully with our competitors, which could have a material adverse effect on our revenue and future profitability.

We Expect the Average Selling Prices of Our Products to Decrease Which May Reduce Gross Margins or Revenue

   The network equipment industry has experienced rapid erosion of average selling prices due to a number of factors, including competitive pricing pressures, promotional pricing, rapid technological change and a slowdown in the economy that has resulted in excess inventory and lower prices as companies attempt to liquidate this inventory. We may experience substantial decreases in future operating results due to the erosion of our average selling prices. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions by us or our competitors, including, for example, competitive products manufactured with low-cost merchant silicon. Competitive pressures are expected to increase as a result of the industry slowdown that occurred in the first half of 2001 coupled with the recent downturn in the broader economy. To maintain our gross margins, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. Our failure to do so would cause our revenue and gross margins to decline, which could have a material adverse effect on our operating results and cause the price of our common stock to decline.

Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment

   With the recent economic slowdown, some of our customers are forecasting that their revenue for the foreseeable future will generally be lower than anticipated. Some of these customers are experiencing, or are likely to experience, serious cash flow problems and they are finding it increasingly difficult to obtain financing on attractive terms, if at all. As a result, if some of these customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment for the amounts that they owe us. Furthermore, they may not order as many products from us as originally forecast. The inability of some of our potential customers to pay us for our products may adversely affect our cash flow and the timing of our revenue recognition, which may cause our stock price to decline.

The Market in Which We Compete is Subject to Rapid Technological Change and to Compete We Must Continually Introduce New Products that Achieve Broad Market Acceptance

   The network equipment market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. If we do not address these changes by regularly introducing new products, our product line will become obsolete. Developments in routers and routing software could also significantly reduce demand for our products. Alternative technologies could achieve widespread market acceptance and displace the Ethernet technology on which we have based our product architecture. We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or devices will not supplant our own products and technology.

   When we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. These actions could have a material adverse effect on our operating results by unexpectedly decreasing sales, increasing inventory levels of older products and exposing us to greater risk of product obsolescence. The market for switching products is evolving and we believe our ability to compete successfully in this market is dependent upon the continued compatibility and interoperability of our products with products and architectures offered by other vendors. In particular, the networking industry has been characterized by the successive introduction of new technologies or standards that have dramatically reduced the price and increased the performance of switching equipment. To remain competitive we need to introduce products in a timely manner that incorporate or are compatible with these emerging technologies. We cannot assure you that new products will be commercially successful. We have experienced delays in releasing new products and product enhancements in the past that resulted in lower quarterly revenue than anticipated. We may experience similar delays in product development and releases in the future, and any delay in product introduction could adversely affect our ability to compete, causing our operating results to be below our expectations or the expectations of public market analysts or investors.

Continued Rapid Growth Will Strain Our Operations and Will Require Us to Incur Costs to Upgrade Our Infrastructure

   We have experienced a period of rapid growth and expansion that has placed, and continues to place, a significant strain on our resources. Even if we manage this growth effectively, we may make mistakes in operating our business such as inaccurate sales forecasting, incorrect material planning or inaccurate financial reporting. This may lead to unanticipated fluctuations in our operating results. Our net revenue increased significantly during the last fiscal year, and from June 30, 2000 to June 30, 2001, the number of our employees increased from 680 to 970. We expect our anticipated growth and expansion to strain our management, operational and financial resources. Our management team has had limited experience managing rapidly growing companies on a public or private basis. To accommodate this anticipated growth, we will be required to:

   . improve and update operational, information and financial systems, procedures and controls;

   . hire, train and manage additional qualified personnel in the fields of engineering, sales, marketing and networking technology; and

   . effectively manage multiple relationships with our customers, suppliers and other third parties.

   We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned personnel systems, procedures, and controls may not be adequate to support our future operations. We may need to modify and improve our management information system to meet the increasing needs associated with our growth. The difficulties associated with installing and implementing these new systems, procedures, and controls may place a significant burden on our management and our internal resources. In addition, as we grow internationally, we need to expand our worldwide operations and enhance our communications infrastructure. Any delay in the implementation of such new or enhanced systems, procedures or controls, or any disruption in the transition to such new or enhanced systems, procedures or controls, could adversely affect our ability to accurately forecast sales demand, manage our supply chain, and record and report financial and management information on a timely and accurate basis.

We Must Develop and Expand Our Indirect Distribution Channels to Increase Net Revenue and Improve Our Operating Results

   Our distribution strategy focuses primarily on developing and expanding indirect distribution channels through resellers and distributors, in addition to expanding our field sales organization. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer. Many of our resellers also sell products that compete with our products. We are developing a two-tier distribution structure in Europe and the United States that has required, and will in the future require, us to enter into agreements with a number of stocking distributors. We have entered into two-tier distribution agreements; however, we cannot assure you that we will be able to enter into additional distribution agreements or that we will be able to successfully manage the transition of resellers to a two-tier distribution channel. Our failure to do any of these could limit our ability to grow or sustain revenue. In addition, our operating results will likely fluctuate significantly depending on the timing and amount of orders from our resellers. We cannot assure you that our resellers will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support.

   In an effort to support and develop leads for our indirect distribution channels and to attempt to expand our direct sales to customers, we plan to continue to expand our field sales and support staff. We cannot assure you that this internal expansion will be successfully completed, that the cost of this expansion will not exceed the net revenue generated, or that our expanded sales and support staff will be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors. Our inability to effectively establish our distribution channels or manage the expansion of our sales and support staff may have a material adverse effect on our ability to grow our business and increase revenue.

Most of Our Revenue is Derived From Sales of Three Product Families, So We are Dependent on Widespread Market Acceptance of These Products

   In the year ended June 30, 2001, we derived substantially all of our revenue from sales of our Summit, BlackDiamond and Alpine products. We expect that revenue from these product families will account for a substantial portion of our revenue for the foreseeable future. Accordingly, widespread market acceptance of our product families is vital to our future success. Factors that may affect the sales of our products, some of which are beyond our control, include:

   . the demand for switching products (Gigabit Ethernet and Layer 3 switching technologies in particular) in the enterprise, service provider and MAN markets;

   . the performance, price and total cost of ownership of our products;

   . the availability and price of competing products and technologies;

   . our ability to match supply with demand for certain products; and

   . the success and development of our resellers, distributors and field sales channels.

Future Performance will Depend on the Introduction and Acceptance of New
Products

   Our future performance will also depend on the successful development, introduction, and market acceptance of new and enhanced products that address customer requirements in a cost-effective manner. In the past, we have experienced delays in product development and such delays may occur in the future. We introduced a new product family in fiscal 2000 that is based on a second-generation chipset. We also introduced other products incorporating this chipset within our existing product lines. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. Therefore, to the extent customers defer or cancel orders in the expectation of new product releases, any delay in the development or introduction of new products could cause our operating results to suffer. The risk that we will be unable to achieve and maintain widespread levels of market acceptance for our current and future products may significantly impair our revenue growth.

If a Key Reseller, Distributor, or Other Significant Customer Cancels or Delays a Large Purchase, Our Net Revenue May Decline and the Price of Our Stock May Fall

   To date, a limited number of resellers, distributors and other customers have accounted for a significant portion of our revenue. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected. For example, for the fiscal year ended June 30, 2001, Tech Data Corporation accounted for 16% of our net revenue. Our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, so a substantial reduction or delay in sales of our products to a significant reseller, distributor or other customer could harm our business, operating results and financial condition. Although our largest customers may vary from period-to-period, we anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a relatively small number of customers, particularly in view of the high per unit sales price of our products and the length of our sales cycles.

   While our financial performance depends on large orders from a limited number of key resellers, distributors and other significant customers, we do not have binding purchase commitments from any of them. For example:

   . our service provider and enterprise customers can stop purchasing and our resellers and distributors can stop marketing our products at any time;

   . our reseller agreements are non-exclusive and are for one-year terms, with no obligation upon the resellers to renew the agreements; and

   . our reseller, distributor and end-user customer agreements generally do not require minimum purchases.

   Under specified conditions, some third-party distributors are allowed to return products to us. We defer recognition of revenue on sales to distributors until the distributors sell the product.

The Sales Cycle for Our Products is Long and We May Incur Substantial Non-Recoverable Expenses or Devote Significant Resources to Sales that Do Not Occur When Anticipated

   The timing of our revenue is difficult to predict because of our reliance on indirect sales channels and the length and variability of our sales cycle. Our products have a relatively high per unit sales price, and the purchase of our products often constitutes a significant strategic decision by an enterprise regarding its communications infrastructure. The decision by customers to purchase our products is often based on the results of a variety of internal procedures associated with the evaluation, testing, implementation and acceptance of new technologies. Accordingly, the product evaluation process frequently results in a lengthy sales cycle, typically ranging from three months to longer than a year, and as a result, our ability to sell products is subject to a number of significant risks, including:

   . the risk that budgetary constraints and internal acceptance reviews by customers will result in the loss of potential sales;

   . the risk of substantial variation in the length of the sales cycle from customer to customer, making decisions on the expenditure of resources difficult to assess;

   . the risk that we may incur substantial sales and marketing expenses and expend significant management time in an attempt to initiate or increase the sale of products to customers, but not succeed; and

   . the risk that, if a sales forecast from a specific customer for a particular quarter is not achieved in that quarter, we may be unable to compensate for the shortfall, which could harm our operating results.

We Purchase Several Key Components for Products From Single or Limited Sources and Could Lose Sales if These Suppliers Fail to Meet Our Needs

   We currently purchase several key components used in the manufacture of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. Certain components such as tantalum capacitors, static random access memory, or SRAM, and printed circuit boards have been, and may be in the future, in short supply. While we have been able to meet our needs to date, we have in the past, and are likely in the future, to encounter shortages and delays in obtaining these or other components and this could have a material adverse effect on our ability to meet customer orders. Our principal sole-source components include:

   . ASICs;

   . microprocessors;

   . programmable integrated circuits;

   . selected other integrated circuits;

   . cables;

   . custom power supplies; and

   . custom-tooled sheet metal.

   Our principal limited-source components include:

   . flash memories;

   . dynamic and static random access memories, or DRAMs and SRAMs, respectively; and

   . printed circuit boards.

   We use our forecast of expected demand to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If orders exceed forecasts, we may have inadequate inventory of certain materials and components, which could have a material adverse effect on our operating results and financial condition. We do not have agreements fixing long-term prices or minimum volume requirements from these suppliers. From time to time we have experienced shortages and allocations of certain components, resulting in delays in filling orders. In addition, during the development of our products, we have experienced delays in the prototyping of our ASICs, which in turn has led to delays in product introductions. We cannot assure you that such delays will not occur in the future.

Our Dependence on Contract Manufacturers for Substantially All of Our Manufacturing Requirements Could Harm Our Operating Results

   If the demand for our products grows, we will need to increase our material purchases, contract manufacturing capacity, and internal test and quality functions. Any disruptions in product flow could limit our revenue, adversely affect our competitive position and reputation, and result in additional costs or cancellation of orders under agreements with our customers.

   We rely on independent contractors to manufacture our products. We do not have long-term contracts with any of these manufacturers. We currently utilize three companies - Flextronics International, Ltd., located in San Jose, California, Solectron Corporation, located in Milpitas, California, and MCMS, Inc., located in Nampa, Idaho. We have experienced delays in product shipments from contract manufacturers in the past, which in turn delayed product shipments to our customers. Similar or other problems may arise in the future, such as inferior quality, insufficient quantity of products, or the interruption or discontinuance of operations of any manufacturer, any of which could have a material adverse effect on our business and operating results.

   Specifically, as stated in their Form 10-Q filed with the Securities and Exchange Commission on July 16, 2001, MCMS faces severe near-term liquidity problems. In the wake of a significant deterioration in demand from nearly all of their customers, over-advances on a revolving credit facility and non-compliance with a covenant requirement have created events of default under the terms of the credit facility. It is not clear whether MCMS will be able to successfully reorganize its operations. Accordingly, we are addressing this situation by perfecting security interests in our personal property located on the premises of MCMS, obtaining a written acknowledgement from MCMS in regard to manufacturing equipment, products and materials owned and/or leased by us that are located on the premises of MCMS, and managing the orderly transition of production processes to other manufacturers. Our inability to execute this plan may cause a delay in our ability to fulfill orders and may have a material adverse effect on our business, operating results and financial condition. On September 18, 2001 MCMS announced that it had reached an agreement to sell substantially all of its operating assets to Manufacturers' Services Limited. Simultaneously, MCMS announced that it, and its two U.S. subsidiaries, have voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in Wilmington to implement the sale.

   We do not know whether we will effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. We intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve a critical mass of volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the loss of any of our contract manufacturers may cause a delay in our ability to fulfill orders and may have a material adverse effect on our business, operating results and financial condition.

   As part of our cost-reduction efforts, we will need to realize lower per unit product costs from our contract manufacturers by means of volume efficiencies. However, we cannot be certain when or if such price reductions will occur. The failure to obtain such price reductions would adversely affect our gross margins and operating results.

Our Limited Ability to Protect Our Intellectual Property and Defend Against Claims May Adversely Affect Our Ability to Compete

   We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, we cannot assure you that the actions we have taken will adequately protect our intellectual property rights or that other parties will not independently develop similar or competing products that do not infringe on our patents. Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We are actively involved in disputes and licensing discussions with others regarding their claimed proprietary rights. If we infringe the proprietary rights of others, we could be compelled to either obtain a license to those intellectual property rights or alter our products so that these no longer infringe upon such proprietary rights. Any license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. Litigation resulting from claims that we are infringing the propriety rights of others could result in substantial costs and a diversion of resources, and could have a material adverse effect on our business, financial condition and results of operations.

   The networking industry in which we operate is prone to intellectual property claims by and among competing parties. We cannot assure you that we will always successfully defend ourselves against such claims.

   We enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise misappropriate or use our products or technology.

We Are Engaged in Litigation Regarding Intellectual Property Rights, and an Adverse Outcome Could Harm Our Business and Require Us to Incur Significant Costs

   We have received notice from three major companies alleging that we are infringing their patents. One of these companies, Nortel Networks, filed a claim against us alleging patent infringement and we are in litigation as of the date of this filing. Following examination of this claim, we have denied Nortel's allegations and intend to defend the action vigorously. Without regard to the merits of this or any other claim, if judgments by a court of law on this or any other claim received in the future were to be upheld, the consequences to us may be severe and could require us to, among other actions:

   . stop selling our products that incorporate the challenged intellectual property;

   . obtain a license to sell or use the relevant technology, which license may not be available on reasonable terms or available at all;

   . pay damages; or

   . redesign those products that use the disputed technology.

   If we are compelled to take any of the foregoing actions, our business could be severely harmed.

We and Manufacturers of Our Products Rely on a Continuous Power Supply to Conduct Operations, and California's Current Energy Crisis Could Disrupt Our Business and Increase Our Expenses

   California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for California fall below 1.5%, electricity providers have on some occasions implemented, and may in the future continue to implement, rolling blackouts. Two of the three manufacturers of our products, Flextronics and Solectron, are located in California. As a result of this crisis, these contractors may be unable to manufacture sufficient quantities of our products to meet our needs, or they may increase the fees charged for their services. We do not have long-term contracts with either Flextronics or Solectron. The inability of our contract manufacturers to provide us with adequate supplies of products would cause a delay in our ability to fulfill our orders, which could harm our business, and any increase in their fees could adversely affect our financial condition.

   In addition, the majority of our operations are located in California. We currently do not have backup generators or alternate sources of power in the event of a blackout. If blackouts interrupt our power supply, we would temporarily be unable to continue operations at our facilities. Any such interruption in our ability to continue operations at these facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operation.

Our Headquarters Are Located in Northern California Where Disasters May Occur That Could Disrupt Our Operations and Harm Our Business

   Our corporate headquarters are located in Silicon Valley in Northern California. Northern California historically has been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economy and posed physical risks to our and our manufacturers' property.

   In addition, terrorist acts or acts of war targeted at the U.S and specifically Silicon Valley could cause damage or disruption to Extreme, our employees, facilities, partners, suppliers, distributors and resellers, and customers which could have a material adverse effect on our operations and financial results.

   We currently do not have redundant, multiple site capacity in the event of a natural disaster or catastrophic event. In the event of such an occurrence, our business would suffer.

If We Lose Key Personnel or are Unable to Hire Additional Qualified Personnel as Necessary, We May Not Be Able to Successfully Manage Our Business or Achieve Our Objectives

   Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing and operations personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on Gordon Stitt, chairman, president and chief executive officer; Stephen Haddock, vice president and chief technical officer; and Herb Schneider, vice president of engineering. We do not have employment contracts with these personnel nor do we carry life insurance on any of our key personnel.

   We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, finance and operations personnel. The market for these personnel is competitive, especially in the San Francisco Bay Area, and we have had difficulty hiring employees, particularly software engineers, in the timeframe we desire. In addition, retention has become more difficult for us and other public technology companies as a result of the recent stock market decline, which has caused many of our employees' options to be "under water." There can be no assurance that we will be successful in attracting and retaining such personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring desired personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as new product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. We have from time to time received claims like this from other companies and, although to date they have not resulted in material litigation, we do not know whether we will receive additional claims in the future as we seek to hire qualified personnel or that such claims will not result in material litigation. We could incur substantial costs in defending against any such claims, regardless of the merits of such claims.

Our Products Must Comply With Evolving Industry Standards and Complex Government Regulations or Else Our Products May Not Be Widely Accepted, Which May Prevent Us From Growing Our Net Revenue or Achieving Profitability

   The market for network equipment products is characterized by the need to support industry standards as different standards emerge, evolve and achieve acceptance. We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards. In the past, we have introduced new products that were not compatible with certain technological changes, and in the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Our products must comply with various U.S. federal government regulations and standards defined by agencies such as the Federal Communications Commission, in addition to standards established by governmental authorities in various foreign countries and recommendations of the International Telecommunication Union. If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates we will not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our net revenue or achieving profitability.

Failure to Successfully Expand Our Sales and Support Organizations or Educate Them About Our Product Families May Harm Our Operating Results

   The sale of our products and services requires a concerted effort targeted at several levels within a prospective customer's organization. We may not be able to increase net revenue unless we expand our sales force. We cannot assure you that we will be able to successfully integrate new employees into our company or to educate our employees about our rapidly evolving product families. A failure to do so may hurt our revenue growth and consequently hurt our operating results.

We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Increase Our International Sales Depends on Successfully Expanding Our International Operations

   International sales constitute a significant portion of our sales. Our ability to grow will depend in part on the continued expansion of international sales. Sales to customers outside of North America accounted for approximately 55% and 43% of our net revenue in fiscal 2001 and fiscal 2000, respectively. Our international sales primarily depend on our resellers and distributors. The failure of our resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. In addition, there are a number of risks arising from our international business, including:

   . longer accounts receivable collection cycles;

   . difficulties in managing operations across disparate geographic areas;

   . difficulties associated with enforcing agreements through foreign legal systems;

   . the payment of operating expenses in local currencies, which exposes us to risks of currency fluctuations;

   . import or export licensing requirements;

   . difficulty in safeguarding intellectual property;

   . political and economic turbulence;

   . potential adverse tax consequences; and

   . unexpected changes in regulatory requirements, including export restrictions.

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

We May Engage in Future Acquisitions that Dilute the Ownership Interests of Our Stockholders, Cause Us to Incur Debt and Assume Contingent Liabilities

   As part of our business strategy, we review acquisition and strategic investment prospects that would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. We are reviewing investments in new businesses and we expect to make investments in, and to acquire, businesses, products, or technologies in the future. In the event of any future acquisitions, we could:

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

   . the diversion of management's attention from other business concerns;

   . adverse effects on existing business relationships with suppliers and customers;

   . risks associated with entering markets in which we have no or limited prior experience;

   . the potential loss of key employees of acquired organizations;

   . substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items; and

   . impairment charges taken in the future for goodwill amounts that cannot be supported in future periods.

   We cannot assure you that we will be able to successfully integrate any businesses, products, technologies, or personnel that we might acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results and financial condition. Moreover, even if we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. This is particularly relevant in cases where it is necessary to integrate new types of technology into our existing portfolio and new types of products may be targeted for potential customers with which we do not have pre-existing relationships.

We May Need Additional Capital to Fund Our Future Operations and, If It Is Not Available When Needed, We May Need to Reduce Our Planned Development and Marketing Efforts, Which May Reduce Our Net Revenue and Prevent Us From Achieving Profitability

   We believe that our existing working capital, based on proceeds from the initial public offering in April 1999, proceeds from the secondary offering in October 1999, and cash available from credit facilities and future operations, will enable us to meet our working capital requirements for at least the next 12 months. However, if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we may need additional capital. The development and marketing of new products and the expansion of reseller and distribution channels and associated support personnel requires a significant commitment of resources. In addition, if the markets for our products develop more slowly than anticipated, or if we fail to establish significant market share and achieve sufficient net revenue, we may continue to consume significant amounts of capital. As a result, we could be required to raise additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution of the shares held by existing stockholders. If additional funds are raised through the issuance of debt securities, such securities may provide the holders certain rights, preferences, and privileges senior to those of common stockholders, and the terms of such debt could impose restrictions on our operations. We cannot assure you that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

If Our Products Contain Undetected Software or Hardware Errors, We Could Incur Significant Unexpected Expenses and Lose Sales

   Network products frequently contain undetected software or hardware errors when new versions are first released to the marketplace. In the past, we have experienced such errors in connection with new products and product upgrades. We expect that such errors will be found from time to time in new or enhanced products after the commencement of commercial shipments. These problems may have a material adverse effect on our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from new product development efforts, and causing significant customer relations problems.

   Our products must successfully interoperate with products from other vendors. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. The occurrence of hardware and software errors, whether caused by our products or another vendor's products, could result in the delay or loss of market acceptance of our products and any necessary revisions may cause us to incur significant expenses. The occurrence of any such problems would likely have a material adverse effect on our business, operating results and financial condition.

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

   Furthermore, we are subject to the provisions of section 203 of the Delaware General Corporation Law. These provisions prohibit large stockholders, in particular those owning 15% or more of the outstanding voting stock, from consummating a merger or combination with a corporation unless this stockholder receives board approval for the transaction or 66 2/3% of the shares of voting stock not owned by the stockholder approve the merger or combination. In addition, we recently adopted a stockholders' rights agreement as described in
Note 6 of Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

   The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 30, 2001 and June 30, 2000. This table does not include money market funds because those funds are not subject to market risk.

                                                       Maturing in
                                           ------------------------------------ -------
                                             Three     Three   Greater
                                           months or months to than one          Fair
                                             less    one year    year    Total   Value
                                           --------- --------- -------- ------- -------
             June 30, 2001:                               (In thousands)
   Included in cash and cash equivalents..  $36,846                     $36,846 $36,846
       Weighted average interest rate.....     4.53%
   Included in short-term investments.....            $69,374           $69,374 $69,374
       Weighted average interest rate.....               6.94%
   Included in investments................                     $34,406  $34,406 $34,406
       Weighted average interest rate.....                        4.72%

                                                       Maturing in
                                           ------------------------------------ -------
                                             Three     Three   Greater
                                           months or months to than one          Fair
                                             less    one year    year    Total   Value
                                           --------- --------- -------- ------- -------
             June 30, 2000:                               (In thousands)
   Included in cash and cash equivalents..  $88,324                     $88,324 $88,324
       Weighted average interest rate.....     6.37%
   Included in short-term investments.....            $66,640           $66,640 $66,640
       Weighted average interest rate.....               6.50%
   Included in investments................                     $44,144  $44,144 $44,144
       Weighted average interest rate.....                        7.29%

Exchange Rate Sensitivity

   Currently, all of our sales and the majority of our expenses are denominated in U.S. dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the year ended June 30, 2001 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant.

Foreign Exchange Forward Contracts

   We enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain nonfunctional operating expenses, denominated in Japanese Yen, the Euro, Swedish Krona and British pound. The foreign exchange forward contracts we enter into have original maturities ranging from one to three months. We do not enter into foreign exchange forward contracts for trading purposes. Extreme did not hold any foreign exchange forward contracts as of June 30, 2001 (see Note 5 of Notes to Consolidated Financial Statements).

Item 8. Financial Statements and Supplementary Data.

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF EXTREME NETWORKS, INC.

                                                  Page(s)
                                                  -------
Consolidated Balance Sheets......................   43
Consolidated Statements of Operations............   44
Consolidated Statements of Cash Flows............   45
Consolidated Statement of Stockholders' Equity...   46
Notes to Consolidated Financial Statements.......   47
Report of Ernst & Young LLP, Independent Auditors   67
Quarterly Financial Data (unaudited).............   68

                            EXTREME NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except par value and share amounts)


                                                                                            June 30,
                                                                                       ------------------
                                                                                         2001      2000
                                                                                       --------  --------
                                       ASSETS
Current assets:
   Cash and cash equivalents.......................................................... $ 87,722  $116,721
   Short-term investments.............................................................   69,374    66,640
   Accounts receivable, net of allowance for doubtful accounts of $1,942
     ($1,237 in 2000).................................................................   75,738    60,996
   Inventories........................................................................   60,529    23,801
   Deferred taxes.....................................................................   35,855    13,800
   Other current assets...............................................................   21,543    20,526
                                                                                       --------  --------
       Total current assets...........................................................  350,761   302,484
Property and equipment, net...........................................................   57,251    26,750
Restricted investments................................................................   80,000    80,000
Investments...........................................................................   34,406    44,144
Goodwill and purchased intangible assets, net.........................................  113,886    49,782
Deferred taxes........................................................................   40,028     4,600
Other assets..........................................................................   12,025     8,170
                                                                                       --------  --------
                                                                                       $688,357  $515,930
                                                                                       ========  ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable................................................................... $ 35,890  $ 39,023
   Accrued compensation and benefits..................................................   13,309    11,041
   Accrued purchase commitments.......................................................    9,926       506
   Leasehold improvements allowance...................................................    6,662     8,424
   Deferred revenue...................................................................   57,372    22,042
   Other accrued liabilities..........................................................   16,170    15,567
                                                                                       --------  --------
       Total current liabilities......................................................  139,329    96,603
Long-term deposit.....................................................................      266       306
Commitments and contingencies (Note 4)
Stockholders' equity:
   Convertible preferred stock, $.001 par value, issuable in series; 2,000,000 shares
     authorized; none issued..........................................................       --        --
   Common stock, $.001 par value; 750,000,000 shares authorized; 113,416,000 issued
     and outstanding (106,670,000 in 2000) and capital in excess of par value.........  640,655   423,150
   Deferred stock compensation........................................................  (20,351)      (78)
   Accumulated other comprehensive income (loss)......................................      769      (623)
   Accumulated deficit................................................................  (72,311)   (3,428)
                                                                                       --------  --------
       Total stockholders' equity.....................................................  548,762   419,021
                                                                                       --------  --------
                                                                                       $688,357  $515,930
                                                                                       ========  ========

         See accompanying notes to consolidated financial statements.

                            EXTREME NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                                 Years Ended June 30,
                                                                             ----------------------------
                                                                               2001       2000     1999
                                                                             ---------  --------  -------
Net revenue                                                                  $ 491,232  $261,956  $98,026
Costs and expenses:
   Cost of revenue..........................................................   281,232   126,916   48,520
   Research and development.................................................    57,876    32,998   17,036
   Sales and marketing......................................................   154,601    67,146   27,056
   General and administrative...............................................    25,789    11,852    6,859
   Amortization of goodwill, purchased intangible assets and deferred stock
     compensation...........................................................    37,530     6,790       --
   Other operating expenses.................................................    36,097        --       --
                                                                             ---------  --------  -------
       Total costs and expenses.............................................   593,125   245,702   99,471
                                                                             ---------  --------  -------
Operating income (loss).....................................................  (101,893)   16,254   (1,445)
Interest income.............................................................    15,474    14,638    1,855
Interest expense............................................................      (387)     (490)    (398)
Other income (expense), net.................................................    (4,745)      (33)      21
                                                                             ---------  --------  -------
Income (loss) before income taxes...........................................   (91,551)   30,369       33
Provision (benefit) for income taxes........................................   (22,668)   10,321    1,650
                                                                             ---------  --------  -------
Net income (loss)........................................................... $ (68,883) $ 20,048  $(1,617)
                                                                             =========  ========  =======
* Net income (loss) per share--basic........................................ $   (0.64) $   0.20  $ (0.09)
* Net income (loss) per share--diluted...................................... $   (0.64) $   0.18  $ (0.09)

* Shares used in per share calculation--basic...............................   108,353   100,516   18,924
* Shares used in per share calculation--diluted.............................   108,353   111,168   18,924

         See accompanying notes to consolidated financial statements.

* Share and per-share data presented reflect the two-for-one stock split effective August 24, 2000.

                            EXTREME NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                           Years Ended June 30,
                                                                      -----------------------------
                                                                        2001      2000       1999
                                                                      --------  ---------  --------
Operating activities
  Net income (loss).................................................. $(68,883) $  20,048  $ (1,617)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation.....................................................   19,328      6,992     5,733
    Amortization.....................................................   33,387      7,052        --
    Provision for doubtful accounts..................................    5,274         --     1,364
    Provision for inventory reserves.................................   32,753      1,144     1,087
    Deferred income taxes............................................  (64,173)   (18,400)       --
    In-process research and development..............................   30,142         --        --
    Tax benefits from employee stock transactions....................   45,020     21,600        --
    Warrants issued to a business partner............................       --         --       948
    Amortization of deferred stock compensation......................    4,143        119       172
    Equity share of affiliate losses and write-down of investments...    4,942        248        --
    Loss on retirement of assets.....................................    2,886         --        --
    Compensation expense for options granted to consultants..........      841        176        --
    Changes in operating assets and liabilities; excluding
     impact of acquisitions:
     Accounts receivable.............................................  (20,016)   (40,199)  (14,353)
     Inventories.....................................................  (69,481)   (22,319)   (3,590)
     Other current and noncurrent assets.............................   (2,950)   (18,832)   (1,392)
     Accounts payable................................................   (3,262)    25,605     3,425
     Accrued compensation and benefits...............................    2,268      6,941     3,165
     Accrued purchase commitments....................................    9,420         --        --
     Leasehold improvements allowance................................   (1,762)     8,424        --
     Deferred revenue................................................   35,330     20,325     1,434
     Other accrued liabilities.......................................      180      5,589     6,377
     Long term deposit...............................................      (40)       306        --
                                                                      --------  ---------  --------
  Net cash provided by (used in) operating activities................   (4,653)    24,819     2,753
                                                                      --------  ---------  --------
Investing activities
  Capital expenditures...............................................  (51,224)   (27,236)   (7,492)
  Purchases and maturities of investments............................    8,398   (158,770)  (21,636)
  Acquisition of business, net of cash assumed.......................    1,179         --        --
  Minority investments...............................................   (7,750)    (8,970)       --
                                                                      --------  ---------  --------
  Net cash used in investing activities..............................  (49,397)  (194,976)  (29,128)
                                                                      --------  ---------  --------
Financing activities
  Proceeds from issuance of common stock.............................   25,051    181,383   126,622
  Proceeds from notes payable........................................       --         --       783
  Principal payments on notes payable................................       --         --    (2,784)
  Principal payments of capital lease obligations....................       --     (1,648)     (613)
                                                                      --------  ---------  --------
  Net cash provided by financing activities..........................   25,051    179,735   124,008
                                                                      --------  ---------  --------
  Net increase (decrease) in cash and cash equivalents...............  (28,999)     9,578    97,633
Cash and cash equivalents at beginning of year.......................  116,721    107,143     9,510
                                                                      --------  ---------  --------
Cash and cash equivalents at end of year............................. $ 87,722  $ 116,721  $107,143
                                                                      ========  =========  ========
Supplemental disclosure of cash flow information:
  Interest paid...................................................... $    387  $     744  $    185
  Cash paid (refund received) for taxes.............................. $ (3,803) $   5,828        --
Supplemental schedule of noncash investing and financing activities:
  Property and equipment acquired under capital lease obligations.... $     --  $      --  $    278
  Warrants issued for goodwill and purchased intangibles............. $     --  $  54,324  $     --
  Warrants issued to a business partner.............................. $     --  $      --  $    948
  Conversion of preferred stock to common stock...................... $     --  $      --  $     58

         See accompanying notes to consolidated financial statements.

                            EXTREME NETWORKS, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                                                           Common Stock and
                                                           Convertible   capital in excess of               Accumulated
                                                         Preferred Stock      par value         Deferred       Other
                                                         --------------  --------------------    Stock     Comprehensive
                                                         Shares   Amount  Shares     Amount   Compensation Income (Loss)
                                                         -------  ------  -------   --------  ------------ -------------
Balances at June 30, 1998...............................  58,122   $ 58   23,070   $ 38,039     $   (369)     $   --
Components of comprehensive loss:
     Net loss...........................................      --     --       --         --           --          --
     Change in unrealized loss on investments...........      --     --       --         --           --        (112)
     Foreign currency translation adjustment............      --     --       --         --           --          (6)

     Total comprehensive loss...........................      --     --       --         --           --          --

Issuance of warrants to purchase common stock...........      --     --       --        948           --          --
Issuance of common stock in conjunction with initial
 public offering (less issuance costs of $1,948)........      --     --   16,100    125,322           --          --
Conversion of preferred stock to common stock
 in conjunction with initial public offering............ (58,122)   (58)  58,122         58           --          --
Exercise of warrants to purchase common stock...........      --     --      264         --           --          --
Exercise of options to purchase common stock,
 net of repurchases.....................................      --     --    1,134      1,300           --          --
Amortization of deferred stock compensation.............      --     --       --         --          172          --
                                                         -------   ----   -------   --------    --------      ------
Balances at June 30, 1999...............................      --     --   98,690    165,667         (197)       (118)
Components of comprehensive income:
     Net income.........................................      --     --       --         --           --          --
     Change in unrealized loss on investments...........      --     --       --         --           --        (503)
     Foreign currency translation adjustment............      --     --       --         --           --          (2)

     Total comprehensive income.........................      --     --       --         --           --          --

Issuance of common stock in conjunction with
 secondary public offering (less issuance costs of $910)      --     --    4,748    174,028           --          --
Exercise of warrants to purchase common stock...........      --     --      370         --           --          --
Exercise of options to purchase common stock,
 net of repurchases.....................................      --     --    2,392      3,389           --          --
Issuance of common stock under employee
 stock purchase plan....................................      --     --      470      3,966           --          --
Issuance of warrants for goodwill and purchased
 intangible assets......................................      --     --       --     54,324           --          --
Tax benefit from employee stock transactions............      --     --       --     21,600           --          --
Stock compensation for options granted to consultants...      --     --       --        176           --          --
Amortization of deferred stock compensation.............      --     --       --         --          119          --
                                                         -------   ----   -------   --------    --------      ------
Balances at June 30, 2000...............................      --     --  106,670    423,150          (78)       (623)
Components of comprehensive loss:
     Net loss...........................................      --     --       --         --           --          --
     Change in unrealized gain on investments...........      --     --       --         --           --       1,325
     Foreign currency translation adjustment............      --     --       --         --           --          67

     Total comprehensive loss...........................      --     --       --         --           --          --

Exercise of warrants to purchase common stock...........      --     --       58         --           --          --
Exercise of options to purchase common stock,
 net of repurchases.....................................      --     --    2,128     16,251           --          --
Issuance of common stock under employee
 stock purchase plan....................................      --     --      318      8,800           --          --
Issuance of common stock and assumption of stock
 options in connection with acquisitions................      --     --    4,242    146,593      (24,416)         --
Tax benefit from employee stock transactions............      --     --       --     45,020           --          --
Stock compensation for options granted to consultants...      --     --       --        841           --          --
Amortization of deferred stock compensation.............      --     --       --         --        4,143          --
                                                         -------   ----   -------   --------    --------      ------
Balances at June 30, 2001...............................      --   $ --  113,416   $640,655     $(20,351)     $  769
                                                         =======   ====   =======   ========    ========      ======


                                                                         Total
                                                         Accumulated Stockholders'
                                                           Deficit      Equity
                                                         ----------- -------------
Balances at June 30, 1998...............................  $(21,859)    $ 15,869
Components of comprehensive loss:
     Net loss...........................................    (1,617)      (1,617)
     Change in unrealized loss on investments...........        --         (112)
     Foreign currency translation adjustment............        --           (6)
                                                                       --------
     Total comprehensive loss...........................        --       (1,735)
                                                                       --------
Issuance of warrants to purchase common stock...........        --          948
Issuance of common stock in conjunction with initial
 public offering (less issuance costs of $1,948)........        --      125,322
Conversion of preferred stock to common stock
 in conjunction with initial public offering............        --           --
Exercise of warrants to purchase common stock...........        --           --
Exercise of options to purchase common stock,
 net of repurchases.....................................        --        1,300
Amortization of deferred stock compensation.............        --          172
                                                          --------     --------
Balances at June 30, 1999...............................   (23,476)     141,876
Components of comprehensive income:
     Net income.........................................    20,048       20,048
     Change in unrealized loss on investments...........        --         (503)
     Foreign currency translation adjustment............        --           (2)
                                                                       --------
     Total comprehensive income.........................        --       19,543
                                                                       --------
Issuance of common stock in conjunction with
 secondary public offering (less issuance costs of $910)        --      174,028
Exercise of warrants to purchase common stock...........        --           --
Exercise of options to purchase common stock,
 net of repurchases.....................................        --        3,389
Issuance of common stock under employee
 stock purchase plan....................................        --        3,966
Issuance of warrants for goodwill and purchased
 intangible assets......................................        --       54,324
Tax benefit from employee stock transactions............        --       21,600
Stock compensation for options granted to consultants...        --          176
Amortization of deferred stock compensation.............        --          119
                                                          --------     --------
Balances at June 30, 2000...............................    (3,428)     419,021
Components of comprehensive loss:
     Net loss...........................................   (68,883)     (68,883)
     Change in unrealized gain on investments...........        --        1,325
     Foreign currency translation adjustment............        --           67
                                                                       --------
     Total comprehensive loss...........................        --      (67,491)
                                                                       --------
Exercise of warrants to purchase common stock...........        --           --
Exercise of options to purchase common stock,
 net of repurchases.....................................        --       16,251
Issuance of common stock under employee
 stock purchase plan....................................        --        8,800
Issuance of common stock and assumption of stock
 options in connection with acquisitions................        --      122,177
Tax benefit from employee stock transactions............        --       45,020
Stock compensation for options granted to consultants...        --          841
Amortization of deferred stock compensation.............        --        4,143
                                                          --------     --------
Balances at June 30, 2001...............................  $(72,311)    $548,762
                                                          ========     ========

   See accompanying notes to consolidated financial statements.

                            EXTREME NETWORKS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Summary of Significant Accounting Policies

  Nature of Operations and Basis of Presentation

   Extreme Networks, Inc. ("Extreme" or the "Company") was incorporated in California on May 8, 1996 and was reincorporated in Delaware on March 31, 1999. Extreme is a leading provider of network infrastructure equipment for business applications and services.

   The consolidated financial statements include the accounts of Extreme and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated. Investments in which Extreme intends to maintain more than a temporary 20% to 50% interest, or otherwise has the ability to exercise significant influence, are accounted for under the equity method. Investments in which we have less than a 20% interest and/or do not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value.

   Assets and liabilities of foreign operations are translated to U.S. dollars at current rates of exchange, and revenues and expenses are translated using weighted average rates. Foreign currency transaction gains and losses have not been significant. Gains and losses from foreign currency translation are included as a separate component of other comprehensive income (loss).

   Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2001 presentation. Such reclassifications have not impacted previously reported operating income (loss) or net income (loss).

  Fiscal Year

   Effective July 1, 1999, Extreme changed its fiscal year from June 30/th/ to a 52/53-week fiscal accounting year. The June 30, 2001 year closed on July 1, 2001 and comprised 52 weeks of revenue and expense activity. All references herein to "fiscal 2001" or "2001" represent the fiscal year ended July 1, 2001. Quarterly results are based upon a 13-week reporting period.

  Accounting Estimates

   The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory reserves, depreciation and amortization, sales returns, warranty costs and income taxes. Actual results could differ materially from these estimates.

  Cash Equivalents and Short-Term and Long Term Investments

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

   To date, all marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses, when material, reported net-of-tax as a separate component of stockholders' equity. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on specific identification. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends.

                               EXTREME NETWORKS

   Extreme also has certain other minority investments in privately held companies. These investments are included in other assets on our balance sheet and are generally carried at cost. We monitor these investments for other than temporary impairment and make appropriate reductions in carrying values when necessary. Extreme recorded write-downs of $1.8 million during the year ended June 30, 2001 related to impairments of its privately held investments. No impairment write-downs were recorded in fiscal 2000 or 1999. A total of $9.9 million of carrying value remained as of June 30, 2001.

  Fair Value of Financial Instruments

   The carrying amounts of certain of Extreme's financial instruments, including cash and cash equivalents, approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

  Derivatives

   Extreme adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") for the year ending June 30, 2001. We enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain nonfunctional operating expenses, denominated in Japanese Yen, the Euro, Swedish Krona and the British pound. The foreign exchange forward contracts we enter into have original maturities ranging from one to three months. We do not enter into foreign exchange forward contracts for trading purposes. We did not hold any forward contracts upon adoption of FAS 133 and recorded no transition adjustments. Extreme did not hold any foreign exchange forward contracts as of June 30, 2001 (see Note 5).

  Transfer of Financial Assets

   From time to time, Extreme transfers specifically identified accounts receivable balances from customers to financing institutions, on a non-recourse basis. Extreme records such transfers as sales of the related accounts receivable when it is considered to have surrendered control of such receivables under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The impact of the above transactions reduced receivables and increased cash by approximately $9.4 million during fiscal 2001.

  Inventories

   Inventories consist of raw materials and finished goods and are stated at the lower of cost or market (on a first-in, first-out basis).

   Inventories consist of (in thousands):

               June 30, 2001 June 30, 2000
               ------------- -------------
Raw materials.    $20,671       $ 9,501
Finished goods     39,858        14,300
                  -------       -------
   Total......    $60,529       $23,801
                  =======       =======

  Restricted Investments

   Extreme restricted $80.0 million of its investment securities as collateral for specified obligations of Extreme, as the lessee, under an operating lease for its campus facility. These investment securities are restricted as to the terms of withdrawal and are managed by a third party subject to certain limitations under our investment policy (See Note 4).

                               EXTREME NETWORKS

  Concentration of Credit Risk, Product and Significant Customers and Supplier Information

   Extreme may be subject to concentration of credit risk as a result of certain financial instruments consisting principally of marketable investments and accounts receivable. Extreme has placed its investments with high-credit quality issuers. Extreme will not invest an amount exceeding 10% of Extreme's combined cash, cash equivalents, short-term and long-term investments in the securities of any one obligor or maker, except for obligations of the United States, obligations of United States agencies and money market accounts. Extreme performs ongoing credit evaluations of its customers and generally does not require collateral. One customer accounted for 16% of our net revenue in 2001, no customer accounted for more than 10% of our net revenue in 2000 and two customers accounted for 21% and 13 % of our net revenue in 1999.

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

   Extreme currently derives substantially all of its revenue from sales of our Summit, BlackDiamond and Alpine products. Extreme expects that revenue from these products will account for a substantial portion of our revenue for the foreseeable future. Accordingly, widespread market acceptance of Extreme's products is critical to our future success.

  Property and Equipment

   Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets of approximately three years. Property and equipment consist of the following (in thousands):

                                                  June 30, 2001 June 30, 2000
                                                  ------------- -------------
   Computer and other related equipment..........   $ 54,318       $27,257
   Office equipment, furniture and fixtures......      4,291         1,905
   Software......................................     18,613         4,956
   Leasehold improvements........................      3,927         1,802
                                                    --------       -------
                                                      81,149        35,920
   Less accumulated depreciation and amortization    (23,898)       (9,170)
                                                    --------       -------
   Property and equipment, net...................   $ 57,251       $26,750
                                                    ========       =======

                               EXTREME NETWORKS

  Goodwill and Purchased Intangible assets

   We record goodwill when the cost of net assets we acquire exceeds their fair value. Goodwill is amortized on a straight-line basis over lives ranging from 2 to 5 years. The cost of identified intangible assets is generally amortized on a straight-line basis over periods ranging from 2 to 4 years. Goodwill and purchased intangible assets consist of the following (in thousands):

                                          June 30, 2001 June 30, 2000
                                          ------------- -------------
           Goodwill......................   $143,325       $48,050
           Purchased intangible assets...     11,158         8,784
                                            --------       -------
                                             154,483        56,834
           Less: accumulated amortization    (40,597)       (7,052)
                                            --------       -------
                                            $113,886       $49,782
                                            ========       =======

  Income Taxes

   Income tax expense (benefit) is based on pre-tax financial accounting income
(loss). Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

  Valuation of Long-Lived Assets, Certain Identifiable Intangibles and Goodwill

   In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," we regularly perform reviews of the carrying value of long-lived assets and certain identifiable intangibles for impairment. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. If, in the future, management determines the existence of impairment indicators, we would use undiscounted cash flows to initially determine whether impairment should be recognized. If necessary, we would perform a subsequent calculation to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value would be calculated using the present value of estimated expected future cash flows. The cash flow calculations would be based on management's best estimates, using appropriate assumptions and projections at the time.

  Revenue Recognition

   Extreme generally recognizes product revenue at the time of shipment, assuming that collectibility is probable, unless we have future obligations such as installation or are required to obtain customer acceptance. When significant obligations remain after products are delivered, revenue and related costs are deferred until such obligations are fulfilled. Amounts billed in excess of revenue recognized are included as deferred revenue and accounts receivable in the accompanying consolidated balance sheets. On a prospective basis as of July 2, 2001 we will report deferred revenue and accounts receivable on a net basis in the consolidated balance sheets. Revenue from service obligations under maintenance contracts, is deferred and recognized on a straight-line basis over the contractual period, which is typically 12 months.

   Extreme makes certain sales to partners in two-tier distribution channels. The first tier consists of a limited number of third-party distributors that sell primarily to resellers and on occasion to end-user customers. Distributors are generally given privileges to return a portion of inventory. Under specified conditions, we grant

                               EXTREME NETWORKS
the right to distributors to return unsold products to us. The distributors are contractually limited in terms of the value of products that can be returned to Extreme (up to 15% of net purchases in the immediately preceding calendar quarter to be credited against future purchases). We defer recognition of revenue on sales to distributors until the distributors sell the product. The second tier of the distribution channel consists of a large number of third-party resellers that sell directly to end-users and are not granted return privileges. Extreme generally records revenue to resellers upon shipment net of returns allowances based on its experience.

   In certain cases, Extreme has guaranteed financial obligations for its customers for the purchase of Extreme equipment. In such cases, Extreme records revenue as payments are received by the financing party. The related equipment cost is amortized to cost of revenue over the financing term.

  Warranty Reserves

   Extreme's hardware warranty period is typically 12 months from the date of shipment to the end user. Upon shipment of products to its customers, Extreme estimates expenses for the cost to repair or replace products that may be returned under warranty and accrues the amount as revenue is recognized.

  Advertising

   Cooperative advertising obligations are accrued and the costs expensed at the same time the related revenue is recognized. All other advertising costs are expensed as incurred. Advertising expenses for the years ended June 30, 2001, 2000 and 1999 were approximately $11.0 million, $5.5 million and $2.6 million, respectively.

  Stock-Based Compensation

   Extreme accounts for its stock options and equity awards in accordance with the provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has elected to follow the "disclosure only" alternative prescribed by SFAS No. 123, "Accounting of Stock-Based Compensation" ("FAS 123"). For non-employees, Extreme computes the fair value of stock-based compensation in accordance with FAS No. 123 and Emerging Issues Task Force (EITF) 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

   In March 2000, the FASB issued Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions involving Stock Compensation--an Interpretation of Accounting Principles Board (APB) Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 and was effective July 1, 2000. The application of FIN 44 did not have a material effect on Extreme's financial position or results of operations.

  Disclosure about Segments of an Enterprise and Geographic Areas

   Extreme adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," (FAS 131), in 1999. FAS 131 establishes standards for reporting information about operating segments as well as geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                               EXTREME NETWORKS

   Extreme operates in one segment, the development and marketing of network infrastructure equipment. Extreme markets its products in the United States and in foreign countries through its sales personnel and subsidiaries. Extreme's foreign offices consist of sales, marketing and support activities. Operating income (loss) generated by Extreme's operating foreign subsidiaries and their corresponding identifiable assets were not material in any period presented.

   Information regarding geographic areas is as follows (in thousands):


                                                  Years Ended June 30,
                                                -------------------------
                                                  2001     2000    1999
                                                -------- -------- -------
      Net revenue:
         Americas (including North and South).. $231,001 $145,663 $46,186
         Europe, Middle East and Asia ("EMEA").  120,878   51,092  17,880
         Japan.................................   91,425   49,942  31,379
         Other.................................   47,928   15,259   2,581
                                                -------- -------- -------
                                                $491,232 $261,956 $98,026
                                                ======== ======== =======

   Revenue is attributed to regions based on the location of the customers.

  Net Income (Loss) Per Share

   Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the dilutive effect of options, warrants and convertible securities. Diluted net loss per share is the same as basic net loss per share in fiscal 2001 and fiscal 1999 because Extreme had net losses in those periods. Had Extreme been profitable in these years, diluted earnings per share would have been impacted by the calculated effect of outstanding stock options of 10,446,000 and 14,390,000, respectively and warrants of 3,000,000 and 0, respectively for fiscal 2001 and fiscal 1999.

   The following table presents the calculation of basic and diluted net income
(loss) per share (in thousands, except per share data):

                                                                   Years Ended June 30,
                                                               ---------------------------
                                                                 2001      2000     1999
                                                               --------  --------  -------
Net income (loss)............................................. $(68,883) $ 20,048  $(1,617)
                                                               ========  ========  =======
   Weighted-average shares of common stock outstanding........  109,655   103,734   27,324
   Less: Weighted-average shares subject to repurchase........   (1,302)   (3,218)  (8,400)
                                                               --------  --------  -------
Weighted-average shares used in per share calculation--basic..  108,353   100,516   18,924
Incremental shares using the treasury stock method............       --    10,652       --
                                                               --------  --------  -------
Weighted-average shares used in per share calculation--diluted  108,353   111,168   18,924
                                                               ========  ========  =======
Net income (loss) per share--basic............................ $  (0.64) $   0.20  $ (0.09)
                                                               ========  ========  =======
Net income (loss) per share--diluted.......................... $  (0.64) $   0.18  $ (0.09)
                                                               ========  ========  =======

                               EXTREME NETWORKS

   Share and per-share data presented reflect the two-for-one stock split effective to stockholders of record on August 10, 2000.

  Recently Issued Accounting Standards

   In December 1999, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No.101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Extreme adopted SAB 101 in the fourth quarter of fiscal 2001. The application of SAB 101 has not had a material impact on the business, results of operations or financial condition of Extreme.

   In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125" ("FAS 140"). FAS 140 revises certain standards for accounting for securitization and other transfers of financial assets and collateral. In addition, FAS No. 140 requires certain additional disclosures that were not previously required. The additional disclosure requirements were effective for financial statements for fiscal years ending after December 15, 2000 and have been adopted for the year ended June 30, 2001. The revised accounting standards of FAS 140 are effective for transactions occurring after March 31, 2001. The application of the revised accounting standards of FAS 140 has not had a material impact on the business, results of operations or financial condition of Extreme.

   In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("FAS 141"). FAS 141 establishes new standards for accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We will adopt this statement in fiscal 2002.

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which establishes new standards for goodwill and other intangible assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of FAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning fiscal year 2003. We are currently assessing the financial impact FAS No. 142 will have on our Consolidated Financial Statements. Goodwill and intangible assets from business combinations before July 1, 2001 will continue to be amortized prior to the adoption of FAS 142. Upon the adoption of FAS 142, we are required to evaluate our existing goodwill and intangible assets from business combinations completed before July 1, 2001 and make any necessary reclassifications in order to comply with the new criteria in FAS 141 for recognition of intangible assets.

                               EXTREME NETWORKS

2) Available-for-Sale Securities

   The following is a summary of available-for-sale securities (in thousands):

                                                      Unrealized Unrealized
                                   Amortized  Fair     Holding    Holding
                                     Cost     Value     Gains      Losses
                                   --------- -------- ---------- ----------
June 30, 2001:
   Money market fund.............. $    387  $    387    $ --      $  --
   Commercial paper...............   20,964    20,952       2        (14)
   U.S. corporate debt securities.   98,291    99,013     862       (140)
   U.S. government agencies.......    8,624     8,624      --         --
   Market auction preferreds......   12,037    12,037      --         --
                                   --------  --------    ----      -----
                                   $140,303  $141,013    $864      $(154)
                                   ========  ========    ====      =====
   Classified as:
       Cash equivalents........... $ 37,233  $ 37,233    $ 14      $ (14)
       Short-term investments.....   68,576    69,374     798         --
       Investments................   34,494    34,406      52       (140)
                                   --------  --------    ----      -----
                                   $140,303  $141,013    $864      $(154)
                                   ========  ========    ====      =====

                                                      Unrealized Unrealized
                                   Amortized  Fair     Holding    Holding
                                     Cost     Value     Gains      Losses
                                   --------- -------- ---------- ----------
June 30, 2000:
   Money market fund.............. $ 12,372  $ 12,372    $ --      $  --
   Commercial paper...............   71,929    71,889      --        (40)
   U.S. corporate debt securities.  107,994   107,410      29       (613)
   U.S. government agencies.......    9,800     9,809      11         (2)
   U.S. tax exempt securities.....   10,000    10,000      --         --
                                   --------  --------    ----      -----
                                   $212,095  $211,480    $ 40      $(655)
                                   ========  ========    ====      =====
   Classified as:
       Cash equivalents........... $100,736  $100,696    $ --      $ (40)
       Short-term investments.....   66,976    66,640      26       (362)
       Investments................   44,383    44,144      14       (253)
                                   --------  --------    ----      -----
                                   $212,095  $211,480    $ 40      $(655)
                                   ========  ========    ====      =====

3) Business Combinations and Investments

   During the fiscal year ended June 30, 2000, Extreme acquired certain assets of a company for a total cost of approximately $2.5 million. During the quarter ended September 30, 2000, Extreme acquired certain assets of a company for a total cost of $1.1 million. Extreme accounted for these acquisitions using the purchase method of accounting. The entire amount of the purchase prices was allocated to goodwill and purchased intangible assets. Extreme recorded approximately $829,000 and $261,000 for amortization related to these acquisitions in the years ended June 30, 2001 and 2000, respectively.

   In April 2000, Extreme issued fully earned, non-forfeitable, fully exercisable warrants with a two year life to purchase 3 million shares of Extreme's common stock with an exercise price of $39.50 per share to a networking company in consideration of the networking company's selection of Extreme as the preferred vendor of next generation core backbone switching products to a certain group of the networking company's customers. The fair value of the warrants was approximately $54.3 million. The warrants were valued under a Black-Scholes

                               EXTREME NETWORKS
model, using a volatility assumption of 104% and a two-year term. The value of the warrants is being amortized over approximately two years, which is the estimated economic life of the acquired intangibles, comprising of customer list, workforce and goodwill. Extreme recorded approximately $27.2 million and $6.8 million for amortization related to this acquisition in the years ended June 30, 2001 and 2000, respectively.

  Optranet

   On January 31, 2001 Extreme acquired privately-held Optranet, Inc. ("Optranet"), a developer of broadband access equipment in which Extreme previously held a minority interest. In addition, a related party of Extreme was a significant investor of Optranet at the time of Extreme's initial investment. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since January 31, 2001, Optranet's results of operations have been included in Extreme's Consolidated Statements of Operations. The fair value of the intangible assets was determined based upon a valuation using a combination of methods, including an income approach for the technology and a cost approach for the assembled workforce.

   The purchase price of approximately $73.2 million consisted of an exchange of 1.4 million shares of Extreme's common stock with a fair value of $50.5 million, assumed stock options with a fair value of $22.3 million, $0.2 million in acquisition related expenses and Extreme's net minority investment of $0.2 million. The purchase price was allocated, with the assistance of an independent valuation, to assembled workforce of $1.5 million, in-process research and development of $13.4 million, deferred compensation of $21.9 million and tangible net assets assumed of $2.6 million, net of deferred tax liabilities of $7.4 million resulting in goodwill of $41.2 million.

   The value of the acquired in-process technology was computed using a discounted cash flow analysis rate of 30% on the anticipated income stream of the related product revenue. The discounted cash flow analysis was based on management's forecast of future revenue, cost of revenue and operating expenses related to the products and technologies purchased from Optranet. The calculation of value was then adjusted to reflect only the value creation efforts of Optranet prior to the close of the acquisition. The acquired intangible assets and goodwill are being amortized using the straight-line method over their estimated useful lives of five years. Amortization of acquired intangibles and goodwill associated with this acquisition totaled $2.8 million for fiscal 2001. Extreme recognized deferred stock compensation associated with unvested stock options issued to employees that were assumed in conjunction with the acquisition. This amount is included as a component of stockholders' equity and is being amortized ratably by charges to operations over the vesting period of the options. Amortization of stock-based compensation associated with this acquisition totaled $3.8 million in fiscal 2001 and relates to options awarded to employees in research and development.

   As of January 31, 2001, Optranet had in-process research and development efforts under way for the design and development of printed circuit boards ("PCB"). These PCBs will deliver networking solutions that allow for high speed Ethernet Layer 3 switching and IP services over wide area T-1 and DS-3 network technologies, and VDSL modules over voice grade cabling. The development efforts for the products were at varying levels of completion estimated to be between 20% and 85%, had a fair value of $13.4 million as of January 31, 2001 and are expected to be completed during the first six months of fiscal 2002.

  Webstacks

   On March 7, 2001 Extreme acquired privately-held Webstacks, Inc. ("Webstacks"), a developer of broadband access equipment in which Extreme previously held a minority interest. In addition, a related party of Extreme was a significant investor of Webstacks at the time of Extreme's initial investment. The acquisition was

                               EXTREME NETWORKS
accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since March 7, 2001, Webstack's results of operations have been included in Extreme's Consolidated Statements of Operations. The fair value of the intangible assets was determined based upon a valuation using a combination of methods, including an income approach for the technology and a cost approach for the assembled workforce.

   The purchase price of approximately $74.7 million consisted of an exchange of 2.9 million shares of Extreme's common stock with a fair value of $71.2 million, assumed stock options with a fair value of $2.8 million, $0.3 million in acquisition related expenses and Extreme's net minority investment of $0.4 million. The purchase price was allocated, with the assistance of an independent valuation, to assembled workforce of $0.9 million, in-process research and development of $16.8 million, deferred compensation of $2.5 million, tangible and other net assets assumed of $1.4 million, resulting in goodwill of $53.1 million. Under the terms of the Merger Agreement with Webstacks, Extreme is obligated to pay $15.0 million of additional cash consideration on or before October 31, 2001 provided that certain technology milestones are met.

   The value of the acquired in-process technology was computed using a discounted cash flow analysis rate of 30% on the anticipated income stream of the related product revenue. The discounted cash flow analysis was based on management's forecast of future revenue, cost of revenue and operating expenses related to the products and technologies purchased from Webstacks. The calculation of value was then adjusted to reflect only the value creation efforts of Webstacks prior to the close of the acquisition. The acquired intangible assets and goodwill are being amortized using the straight-line method over their estimated useful lives of five years. Amortization of acquired intangibles and goodwill associated with this acquisition totaled $2.7 million for fiscal 2001. Extreme recognized deferred stock compensation associated with unvested stock options issued to employees that were assumed in conjunction with the acquisition. This amount is included as a component of stockholders' equity and is being amortized ratably by charges to operations over the vesting period of the options. Amortization of stock-based compensation associated with this acquisition totaled $0.3 million in fiscal 2001 and relates to options awarded to employees in research and development.

   As of March 7, 2001, Webstacks had in-process research and development efforts under way for the design and development of both stand alone proxy switches and PCBs. These switches and PCBs will extend Extreme's IP services to provide robust Layer 4 - 7 switching solutions required for building today's high-performance content aware networks. The development efforts for the products were at varying levels of completion estimated to be between 45% and 60%, had a fair value of $16.8 million as of March 7, 2001 and are expected to be completed by January 2002.

   Pro forma results of operations have not been presented for Optranet or Webstacks because the prior operating results of these entities were not material on either an individual or an aggregate basis.

4) Commitments and contingencies

Leases

   In June 2000, we entered into two operating lease agreements for approximately 16 acres of land and the accompanying 275,000 square feet of buildings to house our primary facility in Santa Clara, California. Our lease payments will vary based on LIBOR which was 4.3% at June 30, 2001, plus a spread. Our combined lease payments are estimated to be approximately $3.4 million on an annual basis over the lease terms. The leases are for five years and can be renewed for two five-year periods, subject to the approval of the lessor. At the expiration or termination of the leases, we have the option to either purchase these properties for $31.4 million

                               EXTREME NETWORKS
and $48.6 million, respectively, or arrange for the sale of the properties to a third party for at least $31.4 million and $48.6 million, respectively, with a contingent liability for any deficiency. If the properties under these leases are not purchased or sold as described above, we will be obligated for additional lease payments of approximately $30.5 million and $41.3 million respectively.

   As part of the above lease transaction, Extreme restricted $80.0 million of its investment securities as collateral for specified obligations of the lessor under the lease. These investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations under Extreme's investment policy. The lease also requires us to maintain specified financial covenants with which we were in compliance as of June 30, 2001.

   Extreme also leases office space for its various U.S. and international sales offices. Future payments under all noncancelable operating leases (net of future committed sublease proceeds of $6,869 under noncancelable subleases) at June 30, 2001 are as follows (in thousands):

Years ending June 30:
   2002............... $ 7,573
   2003...............   8,943
   2004...............  10,074
   2005...............  10,182
   2006...............   6,497
   Thereafter.........  17,205
                       -------
Total minimum payments $60,474
                       =======

   Rent expense was approximately $11.7 million, $2.9 million and $0.7 million for 2001, 2000 and 1999, respectively, net of sublease income of $3.6 million, $0.3 million and $ 0.0 in the respective periods. Sublease income netted from the amounts in the above schedule for the fiscal years 2002, 2003, 2004 and 2005 is projected to be $3.6 million, $2.1million, $0.7 million and $0.5 million, respectively.

   As part of our business relationship with MCMS, one of our contract manufacturers, we have entered into a $9.0 million equipment lease for manufacturing equipment with a third party financing company; we in turn sublease the equipment to MCMS.

Legal Proceedings

   On March 14, 2001, Nortel Networks, Inc. and Nortel Networks Limited (collectively, "Nortel") filed suit against us in the United States District Court for the District of Massachusetts, Civil Action No. 01-10443EFH. The complaint alleges willful infringement of U.S. Patent Nos. 5,790,554 (the "554 Patent"); 5,490,252; 5,408,469; 5,398,245; 5,159,595 and 4,736,363, and seeks a judgment: (a) determining that the Company has infringed each of the six patents; (b) permanently enjoining and restraining the Company from further infringement of each of the six patents; and (c) awarding unspecified amounts of trebled damages, together with interest, costs and attorneys' fees. We answered Nortel's complaint on May 17, 2001, denying that we have infringed any of the six patents and also asserting various affirmative defenses and counterclaims that seek judgment: (a) that Nortel's complaint be dismissed; (b) that each of the six patents be declared invalid; (c) declaring that we are not infringing any of the six patents; and (d) that Nortel pay our attorneys' fees and costs. On May 17, 2001, we also sought transfer of the action to the United States District Court for the Northern District of California. On June 28, 2001, the court denied our motion to transfer, and the action will thus proceed

                               EXTREME NETWORKS
in Massachusetts. On July 9, 2001, the court granted a motion by F5 Networks, Inc. ("F5") to intervene in the action. F5 contends that it is the designer, developer, and manufacturer of the product accused of infringing the '554 Patent of Count VI of Nortel's complaint. F5 had also sought to sever and transfer Count VI in favor of an action concerning the '554 Patent pending between F5 and Nortel in the United States District Court for the Western District of Washington, but that motion was denied on July 9, 2001 without opinion. On July 13, 2001, Nortel demanded $150 million in settlement of alleged past damages. Discovery is proceeding. As set forth above, we have denied Nortel's allegations and intend to defend the action vigorously. We cannot assure you, however, that we will prevail in this litigation, which could have a material, adverse effect on our business, financial condition and results of operations in the future.

   Extreme is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

5) Foreign Exchange Forward Contracts

   On July 2, 2000, Extreme adopted FAS 133, which requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges must be recognized currently in earnings. Upon adoption, we did not hold any derivative instruments.

   Extreme sells products around the globe in US dollars but has international operations with expenses in foreign currencies which are paid from Extreme's US dollar cash flows. Extreme has a foreign currency cash flow hedging program to minimize the foreign currency risk associated with the forecasted cash flows using forward contracts with a maximum term of 90 days. If the US dollar weakens against the foreign currencies (primarily Japanese Yen, the Euro, Swedish Krona and the British pound), the increase in the cost of the forecasted foreign currency denominated expenses is offset by the increase in value of the forward contracts designated as hedges. Conversely, when the US dollar strengthens, the decline in cost of the forecasted foreign currency cash flows offsets the losses in the value of the forward contracts. As the critical terms of the forward contract and the underlying exposure are matched at inception, forward contract effectiveness is calculated by comparing the change in the fair value of the contract to the change in fair value of the anticipated expense, with the effective portion of the hedge recorded in accumulated other comprehensive income (loss). Any residual change in fair value of the instruments is recognized immediately in other income (expense), net. No ineffectiveness was recognized in fiscal 2001. We did not hold any forward exchange forward contracts as of June 30, 2001.

6) Stockholders' Equity

  Common Stock Offerings

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

                               EXTREME NETWORKS

  Stock Split

   On July 19, 2000 Extreme announced a two-for-one stock split in the form of a stock dividend paid on August 24, 2000 to stockholders of record on August 10, 2000. All share and per share data have been restated to give retroactive effect to this stock split.

  Preferred Stock

   The number of shares of preferred stock authorized to be issued at June 30, 2001 is 2,000,000 with a par value of $0.001 per share. The preferred stock may be issued from time to time in one or more series. The board of directors is authorized to provide for the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions on these shares. As of June 30, 2001, no shares of preferred stock were outstanding.

  Warrants

   In November 1996, Extreme issued warrants to a lease financing company to purchase 420,000 shares of Series A convertible preferred stock with an exercise price of $0.17 per share, in consideration for equipment leases and a loan. In July 1997, Extreme issued warrants to the same lease financing company to purchase 96,694 shares of Series B convertible preferred stock with an exercise price of $0.69 per share, in consideration for equipment leases. Concurrent with the initial public offering, these warrants converted into the right to purchase an equivalent number of shares of common stock at the same exercise price per share. In May 1999, 294,000 of the shares under these warrants were exercised. In August 1999, the remaining 222,694 of the shares under these warrants were exercised.

   In November 1997, Extreme issued warrants to a lease financing company to purchase 158,102 shares of Series C convertible preferred stock with an exercise price of $1.27, in consideration for a loan. Concurrent with the initial public offering, these warrants converted into the right to purchase an equivalent number of shares of common stock at the same exercise price per share. In August 1999, all of the 158,102 warrants were exercised.

   In June 1999, Extreme issued fully vested, non-forfeitable and exercisable warrants to a business partner to purchase 80,000 shares of Extreme's common stock with an exercise price of $29.03 per share. The fair value of these warrants was approximately $948,000. This value was expensed in fiscal 1999 as the warrants were issued in exchange for services rendered. In fiscal 2001, all of these warrants were exercised.

   As discussed in Note 3, in April 2000 in connection with the acquisition of purchased intangibles and goodwill, Extreme issued fully earned, non-forfeitable, fully exercisable warrants with a two year life to purchase 3 million shares of Extreme's common stock with an exercise price of $39.50 per share. At June 30, 2001 all of these warrants were outstanding. These warrants will expire in April 2002 if unexercised at that date.

  Deferred Stock Compensation

   In June 2000, Extreme issued fully vested, non-forfeitable and exercisable options to consultants to purchase 120,000 shares of Extreme's common stock with an exercise price of $14.02 per share. The fair value of these options was approximately $1.7 million. The options were valued under a Black-Scholes model, using a volatility assumption of 104%. This amount will be amortized over two years as the services are rendered. The compensation expense for the years ended June 30, 2001 and 2000 was $841,000 and $176,000, respectively.

                               EXTREME NETWORKS

   During fiscal 2001, Extreme recognized stock-based compensation expense associated with unvested stock options issued to employees assumed in the acquisitions of Optranet and Webstacks of $21.9 million and $2.5 million, respectively (see Note 3). These amounts are included as a reduction of stockholders' equity and are being amortized ratably by charges to operations over the vesting period of the options.

   Extreme recorded amortization of deferred stock compensation expense of approximately $4.1 million, $119,000 and $172,000 for the years ended June 30, 2001, 2000 and 1999, respectively. At June 30, 2001, Extreme had a total of approximately $20.4 million remaining to be amortized over the corresponding vesting period of each respective option, generally four years.

  Stockholders' Rights Agreement

   In April 2001, the board of directors approved a Stockholders' Rights Agreement ("Rights Agreement"), declaring a dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.001 per share, of Extreme common stock. The Rights Agreement is intended to protect stockholders' rights in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover of Extreme on terms that are favorable and fair to all stockholders and will not interfere with a merger approved by the board of directors. In the event the rights become exercisable, each right entitles stockholders to buy, at an exercise price of $150 per right owned, a unit equal to a portion of a new share of Extreme Series A Preferred Stock. The rights will be exercisable only if a person or a group acquires or announces a tender or exchange offer to acquire 15% or more of the Extreme's common stock. The rights, which expire in April 2011, are redeemable for $0.001 per right at the approval of the board of directors.

  Comprehensive Income (Loss)

   The following are the components of accumulated other comprehensive income
(loss), net of tax (in thousands):

                                               June 30, June 30,
                                                 2001     2000
                                               -------- --------
Unrealized gain (loss) on investments.........   $710    $(615)
Foreign currency translation adjustments......     59       (8)
                                                 ----    -----
 Accumulated other comprehensive income (loss)   $769    $(623)
                                                 ====    =====

7) Employee Benefit Plans

  1999 Employee Stock Purchase Plan

   In January 1999, the board of directors approved the adoption of Extreme's 1999 Employee Stock Purchase Plan (the "1999 Purchase Plan"). A total of 4,000,000 shares of common stock have been reserved for issuance under the 1999 Purchase Plan. The 1999 Purchase Plan permits eligible employees to acquire shares of Extreme's common stock through periodic payroll deductions of up to 15% of total compensation. No more than 1,250 shares may be purchased on any purchase date per employee. Each offering period will have a maximum duration of 12 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of Extreme's common stock on the first day of the applicable offering period or on the last day of the respective purchase period. The initial offering period commenced on the effectiveness of the initial public offering and ended on April 30, 2000. Through June 30, 2001, 788,797 shares were purchased under the 1999 Purchase Plan.

                               EXTREME NETWORKS

  Amended 1996 Stock Option Plan

   In January 1999, the board of directors approved an amendment to the 1996 Stock Option Plan (the "1996 Plan") to (i) increase the share reserve by 10,000,000 shares, (ii) to remove certain provisions which are required to be in option plans maintained by California privately-held companies and (iii) to rename the 1996 Plan as the "Amended 1996 Stock Option Plan."

   Under the 1996 Plan, which was originally adopted in September 1996, options may be granted for common stock, pursuant to actions by the board of directors, to eligible participants. A total of 39,322,098 shares have been reserved under the 1996 Plan. Options granted are exercisable as determined by the board of directors. Options vest over a period of time as determined by the board of directors, generally four years. The term of the 1996 Plan is ten years. Options to purchase approximately 153,402, 1,470,286 and 4,655,558 shares of common stock have been exercised as of June 30, 2001, 2000 and 1999, respectively, but are subject to repurchase until vested. As of June 30, 2001, 445,483 shares were available for future grant under the 1996 Plan.

  2000 Stock Option Plan

   In March 2000, the board of directors adopted the 2000 Nonstatutory Stock Option Plan (the "2000 Plan"). Options may be granted for common stock, pursuant to actions by the board of directors, to eligible participants. Generally, only non-officer employees are eligible to participate in this stock plan, except that options may be granted to officers under this plan in connection with written offers of employment. A total of 4,000,000 shares have been reserved under the 2000 Plan. Options vest over a period of time as determined by the board of directors, generally four years. The term of the 2000 Plan is ten years. As of June 30, 2001, 453,414 shares were available for future grant under the 2000 Plan.

  2001 Stock Option Plan

   In May 2001, the board of directors adopted the 2001 Nonstatutory Stock Option Plan (the "2001 Plan"). Options may be granted for common stock, pursuant to actions by the board of directors, to eligible participants. Generally, only non-officer employees are eligible to participate in this stock plan, except that options may be granted to officers under this plan in connection with written offers of employment. A total of 4,000,000 shares have been reserved under the 2001 Plan. Options vest over a period of time as determined by the board of directors, generally four years. The term of the 2001 Plan is ten years. As of June 30, 2001, 4,000,000 shares were available for future grant under the 2001 Plan.

                               EXTREME NETWORKS

   The following table summarizes stock option activity under all plans:

                                                   Weighted-
                                                    Average
                                     Number of   Exercise Price
                                      Shares       Per Share
                                     ----------  --------------
Options outstanding at June 30, 1998  5,207,870      $  .42
   Granted..........................  5,875,516      $ 5.05
   Exercised........................ (1,135,600)     $  .93
   Canceled.........................   (190,252)     $ 3.34
                                     ----------
Options outstanding at June 30, 1999  9,757,534      $ 3.04
   Granted.......................... 12,404,750      $33.99
   Exercised........................ (2,392,472)     $ 1.23
   Canceled......................... (1,374,704)     $26.91
                                     ----------
Options outstanding at June 30, 2000 18,395,108      $22.74
   Granted.......................... 11,777,681      $33.27
   Exercised........................ (2,128,206)     $ 7.56
   Canceled......................... (3,067,210)     $33.35
                                     ----------
Options outstanding at June 30, 2001 24,977,373      $27.69
                                     ==========

   In connection with the acquisitions of Optranet and Webstacks, Extreme has assumed the stock option plans of each company. During fiscal 2001, a total of approximately 608,401 and 115,676 shares of Extreme's common stock have been reserved for issuance under the assumed plans of Optranet and Webstacks, respectively, and the related options have been included as granted in fiscal 2001 in the preceding table. Options to purchase approximately 368,358 and 987,119 shares of common stock have been exercised under the Optranet and Webstacks plans, respectively, as of June 30, 2001 but are subject to repurchase until vested.

   The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2001:

                                  Options Outstanding            Options Exercisable
                         -------------------------------------- ---------------------
                                        Weighted-     Weighted-             Weighted-
                                         Average       Average               Average
                           Number       Remaining     Exercise    Number    Exercise
Range of Exercise Prices Outstanding Contractual Life   Price   Exercisable   Price
------------------------ ----------- ---------------- --------- ----------- ---------
                                         (In years)
    $ 0.01 --   5.00      4,686,188        7.10        $ 2.80    4,679,771   $ 2.80
    $14.57 --  14.57      5,942,046        9.44        $14.57       16,664   $14.57
    $18.02 --  33.31      6,529,627        8.37        $30.20    2,200,205   $30.85
    $33.56 --  47.47      5,258,162        8.80        $39.86    1,131,190   $36.15
    $47.50 -- 100.69      2,561,350        9.02        $72.30      126,820   $52.85
                         ----------                              ---------
    $ 0.01 -- 100.69     24,977,373        8.54        $27.69    8,154,650   $15.80
                         ==========                              =========

   Options to purchase 6,721,582 and 9,368,034 shares were exercisable at June 30, 2000 and 1999, respectively, with a weighted-average exercise price of $3.75 and $2.22, respectively.

  Stock-Based Compensation

   Extreme has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of Extreme's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in Extreme's financial statements.

                               EXTREME NETWORKS

   Pro forma information regarding net income and earnings per share is required by FAS 123. This information is required to be determined as if Extreme had accounted for its employee stock options and shares issued under the 1999 Employee Stock Purchase Plan under the fair value method of that statement. The fair value of options granted in 2001, 2000 and 1999 reported below was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                             Stock Option Plan    Employee Stock Purchase Plan
                          ----------------------- ----------------------------
                           Years Ended June 30,       Years Ended June 30,
                          ----------------------- ----------------------------
                           2001    2000    1999     2001      2000     1999
                          ------- ------- -------  -------  -------  --------
  Expected life.......... 3.1 yrs 3.4 yrs 3.5 yrs 0.6 yrs   0.6 yrs  0.7 yrs.
  Risk-free interest rate    5.3%    6.3%    5.1%    4.1%      5.4%      5.0%
  Volatility.............    134%    112%     55%    134%      112%       55%
  Expected dividend yield    0.0%    0.0%    0.0%    0.0%      0.0%      0.0%

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Extreme's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. The weighted-average estimated fair value of options granted in the years ended June 30, 2001, 2000 and 1999 was $25.82 $24.23 and $2.21, respectively. The weighted-average estimated fair value of shares granted under the 1999 Purchase Plan in the years ended June 30, 2001, 2000 and 1999 was $18.91, $7.51 and $2.81,
respectively.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Pro forma information follows (in thousands, except per share amounts):

                                                    Years Ended June 30,
                                                ----------------------------
                                                  2001       2000     1999
                                                ---------  --------  -------
  Pro forma net loss under FAS 123............. $(216,018) $(31,088) $(4,066)
  Net loss per share - pro forma under FAS 123:
     Basic and diluted......................... $   (2.18) $  (0.32) $ (0.22)

   The pro forma impact of options on the net loss for the years ended June 30, 2001, 2000 and 1999 is not representative of the effects on net income (loss) for future years as future years will include the effects of additional years of stock option grants.

  401(k) Plan

   Extreme provides a tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan (the "Plan"), which covers our eligible employees. Pursuant to the Plan, employees may elect to reduce their current compensation up to the lesser of 20% or the statutorily prescribed limit of $10,500 for calendar years 2000 and 2001. The amount of the reduction is contributed to the 401(k) plan on a pre-tax basis.

                               EXTREME NETWORKS

   Extreme provides for discretionary matching contributions as determined by the board of directors for each calendar year. As of September 2000, the board of directors set the match at $0.25 for every dollar contributed by the employee up to the first 4% of pay. The same level of match was continued during the 2001 calendar year. All matching contributions vest immediately effective September 2000. In addition, the Plan provides for discretionary contributions as determined by the board of directors each year. Extreme's matching contributions to the Plan totaled $378,391 for the fiscal year ended June 30, 2001. No discretionary contributions were made in fiscal 2001, 2000, or 1999.

8) Income Taxes

   The provision for (benefit from) income taxes for the years ended June 30, 2001, 2000 and 1999 consists of the following (in thousands):

                                             Years Ended June 30,
                                          --------------------------
                                            2001      2000     1999
                                          --------  --------  ------
Current:
   Federal............................... $  5,234  $ 24,811  $  350
   State.................................      823     2,026     200
   Foreign...............................    1,560       306   1,100
                                          --------  --------  ------
Total current............................ $  7,617  $ 27,143  $1,650
                                          ========  ========  ======
Deferred:
   Federal............................... $(25,477) $(15,497) $   --
   State.................................   (4,808)   (1,325)     --
                                          --------  --------  ------
Total deferred........................... $(30,285) $(16,822) $   --
                                          ========  ========  ======
Provision for (benefit from) income taxes $(22,668) $ 10,321  $1,650
                                          ========  ========  ======

   The tax benefit resulting from the exercise of nonqualified stock options and the disqualifying dispositions of shares acquired under Extreme's incentive stock option plans was $45.0 million and $21.6 million for the fiscal years ended June 30, 2001 and 2000, respectively. Such benefit was credited to additional paid-in capital.

   Pretax income (loss) from foreign operations was $649,000, $(10.7 million) and $(7.0 million) in the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

                               EXTREME NETWORKS

   The difference between the provision (benefit) for income taxes and the amount computed by applying the Federal statutory income tax rate (35 percent) to income (loss) before taxes is explained below (in thousands):

                                               Years Ended June 30,
                                            -------------------------
                                              2001     2000     1999
                                            --------  -------  ------
Tax at federal statutory rate (benefit).... $(32,043) $10,666  $   11
State income tax...........................   (2,739)   1,018     200
Federal alternative minimum taxes..........       --       --     350
Foreign taxes..............................       --       69   1,100
Unbenefited (utilized) net operating losses       --     (773)    (11)
Tax credits................................   (1,209)  (1,576)     --
Valuation allowance decrease...............       --   (5,148)     --
Unbenefited foreign loss...................    1,187    3,974      --
Nondeductible goodwill.....................    1,894       --      --
Nondeductible in-process R&D...............   10,555       --      --
Other......................................     (313)   2,091      --
                                            --------  -------  ------
   Total................................... $(22,668) $10,321  $1,650
                                            ========  =======  ======

   Significant components of Extreme's deferred tax assets are as follows (in thousands):

                                                             As of June 30,
                                                            ----------------
                                                             2001     2000
                                                            -------  -------
   Deferred tax assets:
      Net operating loss carryforwards..................... $27,948  $   431
      Tax credit carryforwards.............................  10,183    2,358
      Depreciation.........................................   1,085    1,951
      Deferred revenue.....................................   8,859    3,545
      Warrant amortization.................................  13,200    2,673
      Inventory reserves...................................   9,799      734
      Other reserves and accruals..........................  13,484    6,708
                                                            -------  -------
   Total deferred tax assets...............................  84,558   18,400
   Deferred tax liability - acquisition related intangibles  (8,675)      --
                                                            -------  -------
   Net deferred tax assets................................. $75,883  $18,400
                                                            =======  =======

   The net valuation allowance decreased by $8.5 million during the year ended June 30, 2000.

   As of June 30, 2001, Extreme had net operating loss carryforwards for federal and state tax purposes of approximately $74.1 million and $38.0 million, respectively. Extreme also had federal and state tax credit carryforwards of approximately $6.6 million and $5.4 million, respectively. Unused net operating loss and tax credit carryforwards will expire at various dates beginning in the years 2004 and 2012, respectively.

   Utilization of the net operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

                               EXTREME NETWORKS

9) Other Operating Expenses

   Other operating expenses for fiscal 2001 consists of a write-off of acquired in-process research and development of $30.2 million and a restructuring charge of $5.9 million.

   Extreme recorded in-process research and development charges of $13.4 million related to the purchase of Optranet on January 31, 2001 and $16.8 million related to the purchase of Webstacks on March 7, 2001. The value assigned to purchased in-process research and development was determined through valuation techniques generally used by appraisers in the high-technology industry and was immediately expensed in the period of acquisition because technological feasibility had not been established and no alternative use had been identified. The charges are discussed in more detail in Note 3.

   In March 2001, we implemented a restructuring plan in order to lower our overall cost structure. In connection with the restructuring, we reduced our headcount and consolidated facilities. The restructuring expense included $2.3 million for the write-off and write-down in carrying value of Summit based equipment, $1.8 million for severance and benefits for approximately 100 terminated employees and $1.8 million in facility closure expenses. The number of temporary employees and contractors used by us was also reduced. The following analysis sets forth the significant components of the restructuring reserve at June 30, 2001 (in thousands):

                                               Severance   Facility
                                    Equipment and Benefits Closure   Total
                                    --------- ------------ -------- -------
   Restructuring charge............  $ 2,321    $ 1,848     $1,772  $ 5,941
   Cash charge.....................       --     (1,848)       (29)  (1,877)
   Non-cash charge.................   (2,321)        --         --   (2,321)
                                     -------    -------     ------  -------
   Reserve balance at June 30, 2001  $    --    $    --     $1,743  $ 1,743
                                     =======    =======     ======  =======

10) Subsequent Event

   Beginning on July 6, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. We are aware of at least two such complaints, Capuano v. Morgan Stanley & Co., Inc., et al, No. 01 CV 6148 (S.D.N.Y. July 6, 2001) (which does not name us or our officers or directors as defendants) and Hui v. Extreme Networks, Inc., et al., No. 01 CV 6700 (S.D.N.Y. July 23, 2001). The complaints are brought purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The Hui complaint names as defendants Extreme Networks and certain of our present and former officers; and several investment banking firms that served as underwriters of our initial public offering. It alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offering did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at pre-determined prices. We are aware that similar allegations have been made in lawsuits challenging over 140 other initial public offerings conducted in 1999 and 2000. No specific damages are claimed. We believe that the allegations against us and the officers are without merit, and intend to contest them vigorously. We cannot assure you, however, that we will prevail in this litigation. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

               Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Extreme Networks, Inc.

   We have audited the accompanying consolidated balance sheets of Extreme Networks, Inc. as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Extreme Networks, Inc. at June 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                           ERNST & YOUNG LLP

Palo Alto, California
July 16, 2001

                            EXTREME NETWORKS, INC.

                           QUARTERLY FINANCIAL DATA

              (In thousands, except share and per share amounts)
                                  (unaudited)

                                                  June 30,     Mar. 31,     Dec. 31,    Sept. 30,
                                                    2001         2001         2000        2000
                                                  --------     --------     --------    ---------
Net revenue...................................... $115,069     $112,106     $144,715    $119,342
Gross profit.....................................   59,565       14,242       74,941      61,252
Total operating expenses.........................   76,945      111,618       65,343      57,987
Operating income (loss)..........................  (17,380)     (97,376)       9,598       3,265
Net income (loss)................................  (11,363)(2)  (70,115)(3)    8,062(4)    4,533(4)
Net income (loss) per share--basic (1)........... $  (0.10)(2) $  (0.64)(3) $   0.08(4) $   0.04(4)
Net income (loss) per share--diluted (1)......... $  (0.10)(2) $  (0.64)(3) $   0.07(4) $   0.04(4)
Shares used in per share calculation--basic (1)..  111,114      109,028      107,283     105,990
Shares used in per share calculation--diluted (1)  111,114      109,028      118,745     118,892

                                                  June 30,     Mar. 31,     Dec. 31,    Sept. 30,
                                                    2000         2000         1999        1999
                                                  --------     --------     --------    ---------
Net revenue...................................... $ 92,422     $ 67,310     $ 55,006    $ 47,218
Gross profit.....................................   46,254       35,339       28,846      24,601
Total operating expenses.........................   49,621       25,806       22,846      20,512
Operating income (loss)..........................   (3,367)       9,533        6,000       4,089
Net income.......................................      589(5)     9,057        6,355       4,047
Net income per share--basic (1).................. $   0.01(5)  $   0.09     $   0.06    $   0.04
Net income per share--diluted (1)................ $   0.01(5)  $   0.08     $   0.06    $   0.04
Shares used in per share calculation--basic (1)..  104,590      103,060      100,362      94,052
Shares used in per share calculation--diluted (1)  112,532      113,584      111,726     107,166

--------
(1)Share and per share data have been restated to give retroactive effect to a two-for-one stock split in the form of a stock dividend effected in August 2000.
(2)Net loss and net loss per share include amortization of goodwill, purchased intangible assets and deferred stock compensation of $15.4 million and restructuring charges of $2.1 million.
(3)Net loss and net loss per share include certain inventory charges of $40.3 million, in-process research and development of $30.1 million, amortization of goodwill and purchased intangible assets of $8.2 million and restructuring charges of $3.8 million.
(4)Net income and net income per share include amortization of goodwill and purchased intangible assets of $6.9 million.
(5)Net income and net income per share include amortization of goodwill and purchased intangible assets of $6.8 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                   PART III

   Certain information required by Part III is incorporated by reference from Extreme's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for Extreme's 2001 Annual Meeting of Stockholders (the "Proxy Statement").

Item 10. Directors and Executive Officers of the Registrant.

   The information required by this section is incorporated by reference from the information in the section entitled "Proposal 1--Election of Directors" in the Proxy Statement. The required information concerning executive officers of Extreme is contained in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K.

   Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

   The information required by this section is incorporated by reference from the information in the sections entitled "Proposal 1--Election of Directors--Directors' Compensation", "Executive Compensation" and "Stock Price Performance Graph" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information required by this section is incorporated by reference from the information in the section entitled "Proposal 1--Election of Directors--Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as a part of this Form 10-K:

      (1) Financial Statements:

          Reference is made to the Index to Consolidated Financial Statements of Extreme Networks, Inc. under Item 8 in Part II of this Form 10-K.

      (2) Financial Statement Schedules:

   The following financial statement schedule of Extreme Networks, Inc. for the years ended June 30, 2001, 2000 and 1999 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Extreme Networks, Inc.

                                                 Reference
                                                   Page
                                                 ---------
Schedule II -- Valuation and Qualifying Accounts    73

   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      (3) Exhibits:

   The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

                                                                      Incorporated by
                                                                         Reference
Exhibit                                                           -----------------------  Filed
Number                   Description of Document                   Form     Date   Number Herewith
------  --------------------------------------------------------- ------- -------- ------ --------
  2.1   Form of Agreement and Plan of Merger between
        Extreme Networks, a California corporation, and
        Extreme Networks, Inc., a Delaware corporation........... S -1/A  03/11/99   2.1
  3.1   Certificate of Incorporation of Extreme Networks, Inc., a
        Delaware Corporation.....................................  S - 1  02/05/99   3.1
  3.2   Form of Certificate of Amendment of Certificate of
        Incorporation of Extreme Networks, Inc., a Delaware
        Corporation..............................................  S - 1  02/05/99   3.2
  3.4   Amended and Restated Bylaws of Extreme Networks,
        Inc...................................................... 8 - K/A 06/07/01   3.4
  3.5   Restated Certificate of Incorporation of Extreme
        Networks, Inc............................................                            X
  3.6   Certificate of Amendment of Restated Certificate of
        Incorporation of Extreme Networks, Inc...................                            X
  3.7   Certificate of Designation, Preferences and Rights of the
        Terms of the Series A Preferred Stock....................                            X
  4.1   Second Amended and Restated Rights Agreement dated
        January 12, 1998 between Extreme Network and certain
        stockholders.............................................  S - 1  02/05/99   4.1
  4.2   Registration Rights Agreement............................  S - 3  04/11/01   4.1
 10.1   Form of Indemnification Agreement for directors and
        officers.................................................  S - 1  02/05/99  10.1
 10.2*  Amended 1996 Stock Option Plan and forms of
        agreements thereunder....................................  S - 1  02/05/99  10.2
 10.3*  1999 Employee Stock Purchase Plan........................  S - 1  02/05/99  10.3
 10.4   Sublease, dated June 5, 1997 between NetManage, Inc.
        and Extreme Networks, Inc., a California corporation, to
        Master Lease, dated September 30, 1994, between
        Cupertino Industrial Associates and NetManage, Inc.......  S - 1  02/05/99  10.4
 10.5   Sublease, dated January 1, 1999 between Apple
        Computer, Inc., a California corporation, and Extreme
        Networks, Inc., a California corporation, to Lease
        Agreement, as amended.................................... S - 1/A 03/11/99  10.5
 10.6   Form of Warrant to Purchase Common Stock between
        3Com Corporation and Extreme Networks, Inc............... 10 - K  06/30/00  10.6
 10.7*  Form of 2000 Nonstatutory Stock Option Plan.............. 10 - K  06/30/00  10.7

                                                                    Incorporated by
                                                                       Reference
Exhibit                                                          ----------------------  Filed
Number                  Description of Document                   Form    Date   Number Herewith
------  -------------------------------------------------------- ------ -------- ------ --------
 10.8   Form of Lease Agreement (Land) dated June 1, 2000 by
        and between BNP Leasing Corporation, a Delaware
        corporation ("BNPLC") and Extreme Networks, Inc. a
        Delaware corporation ("Extreme")........................ 10 - K 06/30/00  10.8
 10.9   Form of Lease Agreement (Improvements) dated June
        1,2000, executed by and between BNPLC and Extreme....... 10 - K 06/30/00  10.9
 10.10  Form of Purchase Agreement (Land) dated to be effective as of June 1, 2000, executed by and between BNPLC and
        Extreme................................................. 10 - K 06/30/00 10.10
 10.11  Form of Purchase Agreement (Improvements) dated to be effective as of June 1, 2000, executed by and between
        BNPLC and Extreme....................................... 10 - K 06/30/00 10.11
 10.12  Form of Pledge Agreement (Land) dated to be effective as of June 1, 2000, among BNPLC, BNP Paribas (as Agent),
        and Extreme............................................. 10 - K 06/30/00 10.12
 10.13  Form of Pledge Agreement (Improvements) dated to be
        effective as of June 1, 2000, among BNPLC, BNP Paribas
        (as Agent), and Extreme................................. 10 - K 06/30/00 10.13
 10.14  Exhibit 10.14 Lease agreement dated July 28, 2000
        between San Tomas Properties LLC, a Delaware limited
        liability company, as Landlord, and Extreme Networks,
        Inc, a Delaware Corporation, as Tenant.................. 10 - Q 09/30/00 10.14
 21.1   Subsidiaries of Registrant..............................                           X
 23.1   Consent of Ernst and Young LLP, Independent Auditors....                           X
 24.1   Power of Attorney (see page 74 of this Form 10-K).......                           X

   * Indicates managment contract or compensatory plan or arrangement.

(b)Reports on Form 8-K:

   Extreme filed the following reports on Form 8-K during the three months ended June 30, 2001:

Date of Report: Item(s): Description:
--------------- -------- ------------
 April 6, 2001    5,7    EXTREME announced financial results for its third quarter
                         ended March 31, 2001 and included the press release relating thereto.

 May 14, 2001     5,7    EXTREME announced the adoption of a Stockholder Rights
                         Plan pursuant to which rights will be distributed as a dividend at the rate of one right for each share of the company's
                         common stock held by stockholders of record as of the close of business on May 14, 2001.

 May 15, 2001       5    EXTREME amended the Form 8-K filed on May 14, 2001 for
                         the purpose of filing certain exhibits to Exhibit 4.2.

 June 7, 2001     5,7    EXTREME amended and restated the Form 8-K filed on
                         May 14, 2001 for the purpose of correcting certain exhibit numbers.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                                (In thousands)

                                                                      Reversals
                                                Balance at Charged to to costs               Balance at
                                                beginning  costs and     and                   end of
                 Description                    of period   expenses  expenses  (Deductions)   period
                 -----------                    ---------- ---------- --------- ------------ ----------
Year Ended June 30, 1999:
   Allowance for doubtful accounts.............   $  433    $ 1,364      $--      $  (423)    $ 1,374
   Allowance for excess and obsolete inventory.   $  145    $ 1,087      $--      $  (292)    $   940

Year Ended June 30, 2000:
   Allowance for doubtful accounts.............   $1,374    $    --      $--      $  (137)    $ 1,237
   Allowance for excess and obsolete inventory.   $  940    $ 1,144      $--      $  (155)    $ 1,929

Year Ended June 30, 2001:
   Allowance for doubtful accounts.............   $1,237    $ 5,274      $--      $(4,569)    $ 1,942
   Allowance for excess and obsolete inventory.   $1,929    $32,753               $(9,771)    $24,911

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 2001.

                                          EXTREME NETWORKS, INC.
                                          (Registrant)

                                          By:/s/ HAROLD L. COVERT
                                             Harold L. Covert
                                             Vice President
                                             Chief Financial Officer
                                             September 26, 2001

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gordon L. Stitt and Harold L. Covert, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


                    /s/ GORDON L. STITT               /s/ PROMOD HAQUE
        -------------------------------------------- -------------------
                      Gordon L. Stitt                   Promod Haque
             President, Chief Executive Officer           Director
                   Chairman of the Board             September 26, 2001
                     September 26, 2001

                    /s/ HAROLD L. COVERT             /s/ LAWRENCE K. ORR
        -------------------------------------------- -------------------
                      Harold L. Covert                 Lawrence K. Orr
          Vice President & Chief Financial Officer        Director
        (Principal Financial and Accounting Officer) September 26, 2001
                     September 26, 2001

                   /s/ CHARLES CARINALLI              /s/ PETER WOLKEN
        -------------------------------------------- -------------------
                     Charles Carinalli                  Peter Wolken
                          Director                        Director
                     September 26, 2001              September 26, 2001

                                 EXHIBIT INDEX

                                                                         Incorporated By
                                                                            Reference
Exhibit                                                               ---------------------  Filed
Number                     Description of Document                    Form    Date   Number Herewith
-------                    -----------------------                    ----- -------- ------ --------
  2.1   Form of Agreement and Plan of Merger between Extreme          S-1/A 03/11/99   2.1
        Networks, a California corporation, and Extreme Networks,
        Inc., a Delaware corporation.
  3.1   Certificate of Incorporation of Extreme Networks, Inc., a     S-1   02/05/99   3.1
        Delaware Corporation.
  3.2   Form of Certificate of Amendment of Certificate of            S-1   02/05/99   3.2
        Incorporation of Extreme Networks, Inc., a Delaware
        Corporation.
  3.4   Amended and Restated Bylaws of Extreme Networks, Inc.         8-K/A 06/07/01   3.4
  3.5   Restated Certificate of Incorporation of Extreme Networks,                             X
        Inc.
  3.6   Certificate of Amendment of Restated Certificate of                                    X
        Incorporation of Extreme Networks, Inc.
  3.7   Certificate of Designation, Preferences and Rights of the                              X
        Terms of the Series A Preferred Stock
  4.1   Second Amended and Restated Rights Agreement dated            S-1   02/05/99   4.1
        January 12, 1998 between Extreme Network and certain
        stockholders.
  4.2   Registration Rights Agreement                                 S-3   04/11/01   4.1
 10.1   Form of Indemnification Agreement for directors and officers. S-1   02/05/99  10.1
 10.2*  Amended 1996 Stock Option Plan and forms of agreements        S-1   02/05/99  10.2
        thereunder.
 10.3*  1999 Employee Stock Purchase Plan.                            S-1   02/05/99  10.3
 10.4   Sublease, dated June 5, 1997 between NetManage, Inc. and      S-1   02/05/99  10.4
        Extreme Networks, Inc., a California corporation, to Master
        Lease, dated September 30, 1994, between Cupertino
        Industrial Associates and NetManage, Inc.
 10.5   Sublease, dated January 1, 1999 between Apple Computer,       S-1/A 03/11/99  10.5
        Inc., a California corporation, and Extreme Networks, Inc., a
        California corporation, to Lease Agreement, as amended.
 10.6   Form of Warrant to Purchase Common Stock between 3Com         10-K  06/30/00  10.6
        Corporation and Extreme Networks, Inc.
 10.7*  Form of 2000 Nonstatutory Stock Option Plan.                  10-K  06/30/00  10.7
 10.8   Form of Lease Agreement (Land) dated June 1, 2000 by and      10-K  06/30/00  10.8
        between BNP Leasing Corporation, a Delaware corporation
        ("BNPLC") and Extreme Networks, Inc. a Delaware
        corporation ("Extreme").
 10.9   Form of Lease Agreement (Improvements) dated June 1, 2000,    10-K  06/30/00  10.9
        executed by and between BNPLC and Extreme.
 10.10  Form of Purchase Agreement (Land) dated to be effective as of 10-K  06/30/00 10.10
        June 1, 2000, executed by and between BNPLC and Extreme.
 10.11  Form of Purchase Agreement (Improvements) dated to be         10-K  06/30/00 10.11
        effective as of June 1, 2000, executed by and between BNPLC and Extreme.
 10.12  Form of Pledge Agreement (Land) dated to be effective as of   10-K  06/30/00 10.12
        June 1, 2000, among BNPLC, BNP Paribas (as Agent), and
        Extreme.
 10.13  Form of Pledge Agreement (Improvements) dated to be           10-K  06/30/00 10.13
        effective as of June 1, 2000, among BNPLC, BNP Paribas (as
        Agent), and Extreme.
 10.14  Exhibit 10.14 Lease agreement dated July 28, 2000 between     10-Q  09/30/00 10.14
        San Tomas Properties LLC, a Delaware limited liability
        company, as Landlord, and Extreme Networks, Inc, a
        Delaware Corporation, as Tenant.
 21.1   Subsidiaries of Registrant.                                                            X
 23.1   Consent of Ernst and Young LLP, Independent Auditors.                                  X
 24.1   Power of Attorney (see page 74 of this Form 10-K).                                     X

--------
*  Indicates management contract or compensatory plan or arrangement.