Form 10-Q
period 2001-09-30
EXTREME NETWORKS INC
filed 2001-11-13
CIK 1078271

--------------------------------------------------------------------------------



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

                  (Mark One)

      X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      -
           EXCHANGE ACT OF 1934

      For the quarter ended September 30, 2001  OR

      -- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

                         Commission file number 0-25711

                             EXTREME NETWORKS, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                  77-0430270
        ------------------------            ------------------------------------
        [State of other jurisdiction        [I.R.S. Employer Identification No.]
     of incorporation or organization]

             3585 Monroe Street
          Santa Clara. California                           95051
    ----------------------------------------             -------------
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

                                    Yes   X    No
                                          -


    The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at November 1, 2001 was 114,173,331

--------------------------------------------------------------------------------

                             EXTREME NETWORKS, INC.
                                    FORM 10-Q
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                                      INDEX

                                                                                       PAGE
        PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

        Item 1. Condensed Consolidated Financial Statements (Unaudited):

                 Condensed Consolidated Balance Sheets
                 September 30, 2001 and June 30, 2001                                    3

                 Condensed Consolidated Statements of Operations
                 Three months ended September 30, 2001 and September 30, 2000            4

                 Condensed Consolidated Statements of Cash Flows
                 Three months ended September 30, 2001 and September 30, 2000            5

                 Notes to Condensed Consolidated Financial Statements                    6

        Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                               16

        Item 3. Quantitative and Qualitative Disclosures About Market Risk              30


        PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings                                                      31

        Item 2.  Changes in Securities                                                  31

        Item 3.  Defaults Upon Senior Securities                                        31

        Item 4.  Submission of Matters to a Vote of Security Holders                    31

        Item 5.  Other Information                                                      31

        Item 6.  Exhibits and Reports on Form 8-K                                       31

        Signatures                                                                      32

   Part I. Financial Information
   Item 1. Financial Statements

                             EXTREME NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   September 30,    June 30,
                                                                       2001           2001
                                                                   -------------  -----------
                                                                    (Unaudited)     (Note 1)
                                           Assets
Current assets:
   Cash and cash equivalents                                          $ 123,334    $  87,722
   Short-term investments                                                36,931       69,374
   Accounts receivable, net                                              52,077       63,211
   Inventories                                                           51,584       60,529
   Deferred taxes                                                        25,883       35,855
   Other current assets                                                     414        2,235
                                                                      ---------    ---------
          Total current assets                                          290,223      318,926
Property and equipment,  net                                             57,966       57,251
Restricted investments                                                   80,000       80,000
Investments                                                              45,145       34,406
Goodwill and purchased intangible assets, net                           102,034      113,886
Deferred taxes                                                           69,857       40,028
Other assets                                                              6,243       12,025
                                                                      ---------    ---------

                                                                      $ 651,468    $ 656,522
                                                                      =========    =========

                           Liabilities and stockholders' equity

Current liabilities:
   Accounts payable                                                   $  50,230    $  35,890
   Accrued compensation and benefits                                     11,526       13,309
   Accrued purchase commitments                                           9,500        9,926
   Deferred revenue                                                      30,860       25,537
   Other accrued liabilities                                             28,530       22,832
                                                                      ---------    ---------
          Total current  liabilities                                    130,646      107,494
Long-term deposit                                                           266          266
Commitments and contingencies (Note 4)
Stockholders' equity:

   Common stock and capital in excess of par value                      644,735      640,655
   Deferred stock compensation                                          (17,478)     (20,351)
   Accumulated other comprehensive income                                 1,618          769
   Accumulated deficit                                                 (108,319)     (72,311)
                                                                      ---------    ---------
Total stockholders' equity                                              520,556      548,762
                                                                      ---------    ---------

                                                                      $ 651,468    $ 656,522
                                                                      =========    =========


    See accompanying notes to the unaudited condensed consolidated financial statements.

                             EXTREME NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                               Three Months Ended September 30,
                                                                                         -------------------------------------------
                                                                                                2001                      2000
                                                                                         -----------------            --------------
      Net revenue                                                                        $         108,289            $     119,342

      Cost and expenses:
        Cost of revenue                                                                             83,312                   58,090
        Research and development                                                                    16,411                   11,743
        Sales and marketing                                                                         36,985                   35,115
        General and administrative                                                                   8,113                    4,279
        Amortization of goodwill, purchased intangible assets
         and deferred stock compensation                                                            14,726                    6,850
                                                                                         -----------------            --------------
          Total costs and expenses                                                                 159,547                  116,077

      Operating income (loss)                                                                      (51,258)                   3,265

      Loss on investments                                                                           (6,000)                       -
      Other income, net                                                                              2,422                    3,709
                                                                                         -----------------            --------------

      Income (loss) before income taxes                                                            (54,836)                   6,974

      Provision (benefit) for income taxes                                                         (18,828)                   2,441
                                                                                         -----------------            --------------

      Net income (loss)                                                                  $         (36,008)           $       4,533
                                                                                         =================            ==============

      Net income (loss) per share - basic                                                $           (0.32)           $        0.04
                                                                                         =================            ==============
      Net income (loss) per share - diluted                                              $           (0.32)           $        0.04
                                                                                         =================            ==============

      Shares used in per share calculation - basic                                                 111,953                  105,990
                                                                                         =================            ==============
      Shares used in per share calculation - diluted                                               111,953                  118,892
                                                                                         =================            ==============

    See accompanying notes to the unaudited condensed consolidated financial statements.

                             EXTREME NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                  Three Months Ended September 30,
                                                                                           -----------------------------------------
                                                                                                 2001                       2000
                                                                                           ---------------             -------------
      Operating activities:
        Net income (loss)                                                                  $       (36,008)            $      4,533
        Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
           Depreciation                                                                              7,747                    2,984
           Amortization of goodwill and purchased intangible assets                                 11,852                    6,955
           Provision for doubtful accounts                                                           2,700                        -
           Provision for inventory reserves                                                          5,000                        -
           Deferred income taxes                                                                   (19,857)                       -
           Amortization of deferred stock compensation                                               2,873                       21
           Equity share of affiliate losses and write-down of investments                            6,000                      750
           Compensation expense for options granted to consultants                                     210                      210
           Changes in operating assets and liabilities:
              Accounts receivable                                                                    8,434                  (13,190)
              Inventories                                                                            3,945                  (35,427)
              Other current and noncurrent assets                                                    1,604                      525
              Accounts payable                                                                      14,340                   (5,961)
              Accrued compensation and benefits                                                     (1,783)                    (765)
              Accrued purchase commitments                                                            (426)                       -
              Deferred revenue                                                                       5,323                    4,092
              Other accrued liabilities                                                              5,698                    1,845
                                                                                           ---------------             ------------
         Net cash provided by (used in) operating activities                                        17,652                  (33,428)
                                                                                           ---------------             ------------

      Investing activities:
         Capital expenditures                                                                       (8,462)                 (13,819)
         Purchases and maturities of investments, net                                               22,558                  (11,418)
         Minority investments                                                                            -                   (3,000)
                                                                                           ---------------             ------------
         Net cash provided by (used in) investing activities                                        14,096                  (28,237)
                                                                                           ---------------             ------------

      Financing activities:
         Proceeds from issuance of common stock                                                      3,864                    8,450
                                                                                           ---------------             ------------
         Net cash provided by financing activities                                                   3,864                    8,450
                                                                                           ---------------             ------------

      Net increase (decrease) in cash and cash equivalents                                          35,612                  (53,215)
      Cash and cash equivalents at beginning of period                                              87,722                  116,721
                                                                                           ---------------             ------------
      Cash and cash equivalents at end of period                                           $       123,334             $     63,506
                                                                                           ===============             ============

    See accompanying notes to the unaudited condensed consolidated financial statements.

                             EXTREME NETWORKS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Extreme Networks, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Extreme Networks, Inc. and its wholly-owned subsidiaries ("Extreme" or collectively, the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position at September 30, 2001 and the operating results and cash flows for the three months ended September 30, 2001 and September 30, 2000. The condensed balance sheet at June 30, 2001 has been derived from audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended June 30, 2001, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

     The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the future quarters or the fiscal year ending June 30, 2002. Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2002 presentation. Such reclassifications have not impacted previously reported operating income (loss) or net income (loss) amounts.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     Extreme was incorporated in California on May 8, 1996 and was reincorporated in Delaware on March 31, 1999. Extreme is a leading provider of network infrastructure equipment for business applications and services.

Fiscal Year

     The Company's fiscal year is a 52/53-week fiscal accounting year. Fiscal 2002 and 2001 are 52-week fiscal years. The September 30, 2001 quarter closed on September 30, 2001 and comprised 13 weeks of revenue and expense activity. All references herein to "fiscal 2001" or "2001" represent the year ended July 1, 2001.

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

Accounting Estimates

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but are not limited to, the accounting for the allowance for doubtful accounts, inventory reserves, depreciation and amortization, sales returns, warranty costs and income taxes. Actual results could differ materially from these estimates.

Accounting Reclassification

     Effective September 30, 2001, Extreme no longer reports deferred revenue associated with inventory at distributors in its deferred revenue account or accounts receivable account in its condensed consolidated balance sheet. Deferred revenue and accounts receivable balances for all previous periods have been reclassified to conform to the current year presentation. The reclassification made to the balance sheet at June 30, 2001, was a decrease in accounts receivable of $12.5 million, a decrease in other current assets of $19.3 million and a decrease in deferred revenue of $31.8 million. This reclassification had no impact on working capital or results of operations.

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

     Extreme also has certain other minority investments in privately held companies. These investments are included in other long term assets on our balance sheet and are generally carried at cost. We monitor these investments for other than temporary impairment and make appropriate reductions in carrying values when necessary. Extreme recorded write-downs of $6.0 million related to impairments of its privately held investments for the three months ended September 30, 2001. A total of $3.9 million of carrying value remained as of September 30, 2001. Extreme did not record any write-downs of its privately held investments for the three months ended September 30, 2000.

Fair Value of Financial Instruments

     The carrying amounts of certain of Extreme's financial instruments, including cash and equivalents, approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

Derivatives

     Extreme adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") for the year ending June 30, 2001. We enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain nonfunctional operating expenses, denominated in Japanese Yen, the Euro, Swedish Krona and the British pound. The foreign exchange forward contracts we enter into have original maturities ranging from one to three months. We do not enter into foreign exchange forward contracts for trading purposes. See Note 5.

Inventories

     Inventories consist of raw materials and finished goods and are stated at the lower of cost or market (on a first-in, first-out basis).

     Inventories consist of (in thousands):
                                             September 30, 2001    June 30, 2001
                                             ------------------    -------------
               Raw materials                 $           14,229    $      20,671
               Finished goods                            37,355           39,858
                                             ------------------    -------------
                      Total                  $           51,584    $      60,529
                                             ==================    =============

Restricted Investments

     Extreme restricted $80.0 million of its investment securities as collateral for specified obligations of Extreme, as the lessee, under two operating leases for its campus facility. These investment securities are restricted as to the terms of withdrawal and are managed by a third party subject to certain limitations under our investment policy. (See Note 4)

Concentration of Credit Risk, Product and Significant Customers and Supplier Information

     Extreme may be subject to concentration of credit risk as a result of certain financial instruments consisting principally of marketable investments and accounts receivable. Extreme has placed its investments with high-credit quality issuers. Extreme will not invest an amount exceeding 10% of the corporation's combined cash, cash equivalents, short-term and long-term investments, in the securities of any one obligor or maker, except for obligations of the United States, obligations of United States agencies and money market accounts. Extreme performs ongoing credit evaluations of its customers and generally does not require collateral. Two customers accounted for 18% and 11% of our revenue for the three months ended September 30, 2001 and one customer accounted for 13% of our revenue for the three months ended September 30, 2000.

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

Goodwill and Purchased Intangible Assets

     We record goodwill when the cost of net assets we acquire exceeds their fair value. Goodwill is amortized on a straight-line basis over lives ranging from 2 to 5 years. The cost of identified intangible assets is generally amortized on a straight-line basis over periods ranging from 2 to 5 years. Goodwill and purchased intangible assets consists of the following (in thousands):

                                             September 30, 2001    June 30, 2001
                                             ------------------    -------------
               Goodwill                      $          143,325    $     143,325

               Purchased intangible assets            11,158           11,158
                                                ------------      -----------
                                                     154,483          154,483
               Less: accumulated amortization        (52,449)         (40,597)
                                                ------------      -----------
                                                $    102,034      $   113,886
                                                ============      ===========

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

     Extreme makes certain sales to partners in two-tier distribution channels. The first tier consists of a limited number of third-party distributors that sell primarily to resellers and on occasion to end-user customers. Distributors are generally given privileges to return a portion of inventory. Under specified conditions, we grant the right to distributors to return unsold products to us. The distributors are contractually limited in terms of the value of products that can be returned to Extreme (up to 15% of net purchases in the immediately preceding calendar quarter to be credited against future purchases). We defer recognition of revenue on sales to distributors until the distributors sell the product. Extreme no longer reports deferred revenue associated with inventory at distributors in its deferred revenue account or accounts receivable account in its condensed consolidated balance sheet. Deferred revenue and accounts receivable balances for all previous periods have been reclassified to conform to the current year presentation. The second tier of the distribution channel consists of a large number of third-party resellers that sell directly to end-users and are not granted return privileges. Extreme generally records revenue to resellers upon shipment net of returns allowances based on its experience.

Warranty Reserves

     Extreme's hardware warranty period is typically 12 months from the date of shipment to the end user. Upon shipment of products to its customers, Extreme estimates expenses for the cost to repair or replace products that may be returned under warranty and accrues the amount as revenue is recognized.

Advertising

     Cooperative advertising obligations are accrued and the costs expensed at the same time the related revenue is recognized. All other advertising costs are expensed as incurred. Advertising expenses for the quarters ended September 30, 2001 and September 30, 2000 were approximately $2.0 million and $2.2 million, respectively.

Net Income (Loss) Per Share

     Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options, warrants and convertible securities. Dilutive earnings per common share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings per common share calculation plus the dilutive effect of options, warrants and convertible securities. Diluted net loss per share is the same as basic net loss per share for the three months ended September 30, 2001 because Extreme had a net loss for this period. Had Extreme been profitable during this period, diluted earnings per share would have been impacted by the calculated effect of outstanding stock options of 4,701,000.

     The following table presents the calculation of basic and diluted net income (loss) per share (unaudited in thousands, except per share data):

                                                                                      Three Months Ended
                                                                                      ------------------
                                                                                         September 30,
                                                                                         ------------
                                                                                   2001                 2000
                                                                                   ----                 ----
 Net income (loss)                                                              $   (36,008)         $     4,533
                                                                                ===========          ===========

  Weighted-average shares of common stock outstanding                               113,714              107,151
  Less: Weighted-average shares subject to repurchase                                (1,761)              (1,161)
                                                                                -----------          -----------
 Weighted-average shares used in per share calculation - basic                      111,953              105,990
 Incremental shares using the treasury stock method                                       -               12,902
                                                                                -----------          -----------
 Weighted-average shares used in per share calculation - diluted                    111,953              118,892
                                                                                ===========          ===========

 Net income (loss) per share - basic                                            $     (0.32)         $      0.04
                                                                                ===========          ===========
 Net income (loss) per share - diluted                                          $     (0.32)         $      0.04
                                                                                ===========          ===========

Recently Issued Accounting Standards

     In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("FAS 140"). SFAS 140 revises certain standards for accounting for securitization and other transfers of financial assets and collateral. In addition, FAS 140 requires certain additional disclosures that were not previously required. The additional disclosure requirements were effective for financial statements for fiscal years ending after December 15, 2000 and have been adopted for the year ended June 30, 2001. The revised accounting standards of FAS 140 are effective for transactions occurring after March 31, 2001. The application of the revised accounting standards of FAS 140 has not had a material impact on the business, results of operations or financial condition of Extreme.

     In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("FAS 141"). FAS 141 establishes new standards for accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We adopted this statement effective July 2001. The adoption of FAS 141 had no impact on our financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which establishes new standards for goodwill and other intangible assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning fiscal year 2003. We are currently assessing the financial impact FAS 142 will have on our Consolidated Financial Statements. Goodwill and intangible assets from business combinations before July 1, 2001 will continue to be amortized prior to the adoption of FAS 142. Upon the adoption of FAS 142, we are required to evaluate our existing goodwill and intangible assets from business combinations completed before July 1, 2001 and make any necessary reclassifications in order to comply with the new criteria in FAS 141 for recognition of intangible assets. Application of the nonamortization provisions of FAS 142 will eliminate approximately $23.2 million in amortization of goodwill and intangibles with indefinite lives for fiscal 2003.

     In October 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Extreme is currently evaluating the potential impact, if any, the adoption of FAS 144 will have its financial position and results of operation.

3.   BUSINESS COMBINATIONS AND INVESTMENTS

Acquisitions in Fiscal Year 2001

     During fiscal year 2001, Extreme acquired privately-held Optranet, Inc. ("Optranet"), a developer of broadband access equipment in which Extreme previously held a minority interest. In addition, a related party of Extreme was a significant investor of Optranet at the time of Extreme's initial investment. Also during fiscal year 2001, Extreme acquired privately-held Webstacks, Inc. ("Webstacks"), a developer of broadband access equipment in which Extreme previously held a minority interest. In addition, a related party of Extreme was a significant investor of Webstacks at the time of Extreme's initial investment. In connection with these acquisitions, Extreme acquired all outstanding stock and assumed all outstanding stock options of the respective acquirees. All acquisitions were accounted for as purchase business combinations. Accordingly, the results of operations of the acquired companies have been included with those of Extreme for periods subsequent to the respective dates of acquisition. The fair value of the intangible assets was determined based upon a valuation using a combination of methods, including an income approach for the technology and a cost approach for the assembled workforce.

     The value of the acquired in-process technology for the acquired companies was computed using a discounted cash flow analysis rate of 30% on the anticipated income stream of the related product revenue. The discounted cash flow analysis was based on management's forecast of future revenue, cost of revenue and operating expenses related to the products and technologies purchased from these companies. The calculation of value was then adjusted to reflect only the value creation efforts of these companies prior to the close of the acquisition. The acquired intangible assets and goodwill are being amortized using the straight-line method over their estimated useful lives of five years. Amortization of acquired intangibles and goodwill associated with the acquisitions of Optranet and Webstacks totaled $2.1 million and $2.7 million, respectively, for the three months ended September 30, 2001. Extreme recognized deferred stock compensation associated with unvested stock options issued to employees that were assumed in conjunction with these acquisitions. This amount is included as a component of stockholders' equity and is being amortized ratably by charges to operations over the vesting period of the options. Amortization of stock-based compensation associated with the acquisitions of Optranet and Webstacks totaled $2.6 million and $0.3 million, respectively, for the three months ended September 30, 2001 and relates to options awarded to employees in research and development.

          The following table presents the purchase price allocation of these acquisitions during fiscal year 2001 (in millions):

                                                                            Optranet          Webstacks
                                                                            --------          ---------
          In-process research and development                                $  13.4            $  16.8
          Assembled workforce                                                    1.5                0.9
          Deferred compensation                                                 21.9                2.5
          Net fair value of tangible assets acquired
          and liabilities assumed                                                2.6                1.4
          Deferred tax liabilities                                              (7.4)                --
          Excess of cost over fair value of net assets acquired
                                                                                41.2               53.1
                                                                             -------            -------
          Purchase price                                                     $  73.2            $  74.7
                                                                             =======            =======

          Acquisition date                                              January 2001         March 2001
          Shares of Company stock issued                                         1.4                2.9
          Employee stock options assumed                                         0.6                0.1
                                                                             -------            -------
          Total shares of Company stock issued and assumed
                                                                                 2.0                3.0
                                                                             =======            =======

          Cash received in the acquisition                                   $   1.6            $   0.7
                                                                             =======            =======


          Pursuant to the terms of the merger agreement with Webstacks, Extreme paid $13.2 million of additional cash consideration to the former shareholders of Webstacks in October 2001 as a result of the accomplishments of certain technology milestones. This amount has been recorded as additional goodwill.

          As of January 31, 2001, Optranet had in-process research and development efforts under way for the design and development of printed circuit boards ("PCB"). These PCBs will deliver networking solutions that allow for high speed Ethernet Layer 3 switching and IP services over wide area T-1 and DS-3 network technologies, and VDSL modules over voice grade cabling. The development efforts for the products were at varying levels of completion estimated to be between 20% and 85% complete, had a fair value of $13.4 million as of January 31, 2001 and are expected to be complete during the first six months of fiscal 2002.

          As of March 7, 2001, Webstacks had in-process research and development efforts under way for the design and development of both stand alone proxy switches and PCBs. These switches and PCBs will extend Extreme's IP services to provide robust Layer 4 - 7 switching solutions required for building today's high-performance content aware networks. The development efforts for the products were at varying levels of completion estimated to be between 45% and 60% complete, had a fair value of $16.8 million as of March 7, 2001 and are expected to be complete by January 2002.

          Pro forma results of operations have not been presented for Optranet or Webstacks because the prior operating results of these entities were not material on either an individual or an aggregate basis.

     4. COMMITMENTS AND CONTINGENCIES

     Leases

          In June 2000, we entered into two operating lease agreements for approximately 16 acres of land and the accompanying 275,000 square feet of buildings to house our primary facility in Santa Clara, California. Our lease payments will vary based on LIBOR which was 2.6% at September 30, 2001, plus a spread. Our combined lease payments are estimated to be approximately $2.5 million on an annual basis over the lease terms. The leases are for five years and can be renewed for two five-year periods, subject to the approval of the lessor. At the expiration or termination of the leases, we have the option to either purchase these properties for $31.4 million and $48.6 million, respectively, or arrange for the sale of the properties to a third party for at least $31.4 million and $48.6 million, respectively, with a contingent liability for any deficiency. If the properties under these leases are not purchased or sold as described above, we will be obligated for additional lease payments of approximately $30.5 million and $41.3 million, respectively.

          As part of the above lease transactions, Extreme restricted $80.0 million of its investment securities as collateral for specified obligations as the lessor under the leases. These investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations under Extreme's investment policy. The leases also require us to maintain specified financial covenants with which we were in compliance as of September 30, 2001.

          As part of our business relationship with MCMS, one of our contract manufacturers, we have entered into a $9.0 million equipment lease for manufacturing equipment with a third party financing company; we in turn sublease the equipment to MCMS. Due to the liquidity problems at MCMS and their voluntary filing for protection under Chapter 11 on September 18, 2001 (See "Risk Factors") we have recorded a charge of $9.0 million related to the equipment lease in the quarter ended September 30, 2001.

     Legal Proceedings

          On March 14, 2001, Nortel Networks, Inc. and Nortel Networks Limited (collectively, "Nortel") filed suit against us in the United States District Court for the District of Massachusetts, Civil Action No. 01-10443EFH. The complaint alleges willful infringement of U.S. Patent Nos. 5,790,554 (the "554 Patent") ; 5,490,252; 5,408,469; 5,398,245; 5,159,595
     and 4,736,363, and seeks a judgment: (a) determining that the Company has infringed each of the six patents; (b) permanently enjoining and restraining the Company from further infringement of each of the six patents; and (c) awarding unspecified amounts of trebled damages, together with interest, costs and attorneys' fees. We answered Nortel's complaint on May 17, 2001, denying that we have infringed any of the six patents and also asserting various affirmative defenses and counterclaims that seek judgment: (a) that Nortel's complaint be dismissed; (b) that each of the six patents be declared invalid; (c) declaring that we are not infringing any of the six patents; and (d) that Nortel pay our attorneys' fees and costs. On May 17, 2001, we also sought transfer of the action to the United States District Court for the Northern District of California. On June 28, 2001, the court denied our motion to transfer, and the action will thus proceed in Massachusetts. On July 9, 2001, the court granted a motion by F5 Networks, Inc. ("F5") to intervene in the action. F5 contends that it is the designer, developer, and manufacturer of the product accused of infringing the 554 Patent of Count VI of Nortel's complaint. F5 had also sought to sever and transfer Count VI in favor of an action concerning the 554 Patent pending between F5 and Nortel in the United States District Court for the Western District of Washington, but that motion was denied on July 9, 2001 without opinion. On July 13, 2001, Nortel demanded $150 million in settlement of alleged past damages. Discovery is proceeding. As set forth above, we have denied Nortel's allegations and intend to defend the action vigorously. We cannot assure you, however, that we will prevail in this litigation. Our failure to prevail in this litigation could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

          Beginning on July 6, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. We are aware of at least two such complaints, Capuano v. Morgan Stanley & Co., Inc., et al, No. 01 CV 6148 (S.D.N.Y. July 6, 2001) (which does not name us or our officers or directors as defendants) and Hui v. Extreme Networks, Inc., et al., No. 01 CV 6700 (S.D.N.Y. July 23, 2001). The complaints are brought purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The Hui complaint names as defendants Extreme Networks and certain of our present and former officers, as well as several investment banking firms that served as underwriters of our initial public offering. It alleges liability under Sections 11and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offering did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at pre-determined prices. We are aware that similar allegations have been made in lawsuits challenging over 140 other initial public offerings conducted in 1999 and 2000. No specific damages are claimed. We believe that the allegations against us and the officers are without merit, and intend to contest them vigorously. We cannot assure you, however, that we will prevail in this litigation. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

          Extreme is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

     5.   FOREIGN EXCHANGE FORWARD CONTRACTS

          On July 2, 2000, Extreme adopted FAS 133, which requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges must be recognized currently in earnings. Upon adoption, we did not hold any derivative instruments.

          Extreme sells product around the globe in US dollars but has international operations with expenses in foreign currencies which are paid from Extreme's US dollar cash flows. Extreme has a foreign currency cash flow hedging program to minimize the foreign currency risk associated with the forecasted cash flows using forward contracts with a maximum term of 90 days. If the US dollar weakens against the foreign currencies (primarily Japanese Yen, the Euro, Swedish Krona and British pound), the increase in the cost of the forecasted foreign currency denominated expenses is offset by the increase in value of the forward contracts designated as hedges. Conversely, when the US dollar strengthens, the decline in cost of the forecasted foreign currency cash flows offsets the losses in the value of the forward contracts. As the critical terms of the forward contract and the underlying exposure are matched at inception, forward contract effectiveness is calculated by comparing the change in the fair value of the contract to the change in fair value of the anticipated expense, with the effective portion of the hedge recorded in accumulated other comprehensive income (loss). Any residual change in fair value of the instruments is recognized immediately in other income (expense), net.

          At September 30, 2001, Extreme had forward foreign exchange contracts of less than three months duration, to exchange principally Japanese Yen, British pounds, Swedish Krona and Euros for U.S. dollars in the net amount of $7.1 million. Of these amounts, forward contracts to purchase foreign currency represented $7.3 million and forward contracts to sell foreign currency represented $0.2 million.

     6. INCOME TAXES

          The Company has recorded a tax benefit of $18.8 million for the three months ended September 30, 2001. The benefit for the three months ended September 30, 2001 results in an effective tax rate of 34% which consists primarily of federal and state income tax benefits, offset by foreign taxes and nondeductible goodwill.

     7. COMPREHENSIVE INCOME (LOSS)

          The following are the components of accumulated other comprehensive income, net of tax (in thousands):

                                                         September 30, 2001    June 30, 2001
                                                         ------------------    -------------
            Unrealized gain on investments                         $ 1,467             $ 710
            Change in fair value of derivatives                         (1)                -
            Foreign currency translation adjustments                   152                59
                                                         -----------------     -------------
               Accumulated other comprehensive income              $ 1,618             $ 769
                                                         =================     =============

          The following schedule of other comprehensive income (loss) shows the gross current-period gain (loss) and the reclassification adjustment (unaudited, in thousands):

                                                                        Three Months Ended
                                                                 ---------------------------------
                                                                   September 30,     September 30,
                                                                 ---------------     -------------
                                                                       2001               2000
                                                                 ---------------     -------------
            Net income (loss)                                      $    (36,008)      $      4,533
            Other comprehensive income (loss):
               Change in unrealized gain on investments, net                757                628
               Change in unrealized loss on derivatives                      (1)                 -
               Change in accumulated translation adjustments                 93                (73)
                                                                 ---------------------------------
            Total comprehensive income (loss)                      $    (35,159)      $      5,088
                                                                 =================================

     8. SUBSEQUENT EVENT

          On October 31, 2001, Extreme filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission related to a voluntary stock option exchange program for its employees. The Company's executive officers, directors and vice presidents are not eligible to participate in this program. Under the program, Extreme employees will be given the opportunity to voluntarily cancel unexercised vested and unvested stock options previously granted to them that have an exercise price of $10.00 or more. The cancelled options will be exchanged for replacement stock options to be granted at a future date. The replacement options will be for the same number of shares as the cancelled options. The replacement stock options will be granted with an exercise price equal to the fair market value of Extreme stock on the date of grant, which will be at least six months plus one day after the option cancellation date of December 4, 2001. The program will be open for at least twenty business days after the formal offering documents are filed with the Securities and Exchange Commission. Employees may change or withdraw their election to exchange options at any time prior to the end of the offering period. In order to receive new options, an employee must remain employed with Extreme or one of its subsidiaries until the date when the replacement options are granted.

     Part I. Financial Information
     Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations

         When used in this discussion and elsewhere in this Form 10-Q, the words "may," "should," "believes," "expects," "anticipates," "estimates" and similar expressions identify forward-looking statements. Such statements, which include statements concerning operating expenses, anticipated growth, potential expansion of research and development and sales and support staff, working capital, product mix, pricing trends and the mix of export sales are subject to risks and uncertainties, including those set forth below under "Risk Factors." Our actual results could differ materially from those projected in these forward-looking statements which could have a material adverse effect on our business, operating results and financial condition. These forward-looking statements speak only as of the date hereof and there may be events in the future that would alter our expectations but which we are not able to predict accurately or over which we have no control. We have no obligation, and expressly disclaim any such obligation, to update or alter any such forward looking statements whether as a result of new information, future events or otherwise.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with "Risk Factors" set forth on page 19 and in our other filings with the U.S. Securities and Exchange Commission. All dollar amounts in this Management's Discussion and Analysis are in millions.

     Results of Operations

         Net revenue. Net revenue decreased from $119.3 million for the three months ended September 30, 2000 to $108.3 million for the three months ended September 30, 2001, a decrease of $11.0 million. This decrease was due primarily to a decline in revenue from customers in North America, as our business was negatively impacted by the cautious purchasing behavior of customers in the current economic environment partially offset by an increase in revenues from customers in Japan.

         Our revenue is derived from sales of our Summit, BlackDiamond and Alpine product families and fees for services relating to our products, including maintenance and training. The level of sales to any customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. See "Risk Factors --If a Key Reseller, Distributor or Other Significant Customer Cancels or Delays a Large Purchase, Our Net Revenue May Decline and the Price of Our Stock May Fall." Two customers accounted for 18% and 11% of our revenue for the three months ended September 30, 2001 and one customer accounted for 13% of our revenue for the three months ended September 30, 2000.

         We market and sell our products primarily through resellers, distributors and, to a lesser extent, original equipment manufacturers and our field sales organization. We sell our products through more than 250 resellers in approximately 50 countries. For the three months ended September 30, 2001 and September 30, 2000, sales to customers outside of North America accounted for approximately 70% and 51% of our net revenue, respectively. We expect that export sales will continue to represent a significant portion of net revenue, although we cannot assure you that export sales as a percentage of net revenue will remain at current levels. Currently, all of our international sales are denominated in U.S. dollars.

         We have experienced a rapid and increasingly severe downturn in the economy. This downturn has adversely affected demand for our products and services and made it increasingly difficult to accurately forecast future production requirements. We expect this economic downturn to continue for at least the remainder of calendar year 2001 and we do not know the extent, severity or length of this economic downturn in the United States or in the other geographic regions where we currently sell our products.


         Gross profit. Gross profit decreased from $61.3 million for the three months ended September 30, 2000 to $25.0 million for the three months ended September 30, 2001, a decrease of $36.3 million. Gross margins decreased from 51.3% for the three months ended September 30, 2000 to 23.1% for the three months ended September 30, 2001. This decrease was primarily due to $31.4 million in charges related to our outsourced manufacturing activities including a charge for leased equipment with one contract manufacturer, the stocking of our service depots with inventory worldwide to meet customer support demands under contract and excess and obsolete inventory due to an aggressive product introduction cycle that we expect to roll-out over the next 12 months.

         Research and development expenses. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products. Research and development expenses increased from $11.7 million for the three months ended September 30, 2000 to $16.4 million for the three months ended September 30, 2001, an increase of $4.7 million. The increase was primarily due to higher payroll and related personnel expenses due to the addition of new personnel, partly through acquisitions, to support our multiple product development efforts as well as prototype costs. We expense all research and development expenses as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect these expenses to not change significantly in the near term.

         Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and field service support functions, as well as trade shows and promotional expenses. Sales and marketing expenses increased from $35.1 million for the three months ended September 30, 2000 to $37.0 million for the three months ended September 30, 2001, an increase of $1.9 million. This increase was primarily due to the hiring of additional personnel and marketing programs. We do not expect that sales and marketing expenses will change significantly in the near term.

         General and administrative expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased from $4.3 million for the three months ended September 30, 2000 to $8.1 million for the three months ended September 30, 2001, an increase of $3.8 million. This increase was primarily due to a $2.7 million charge for bad debt expense and increases in professional fees. We do not expect that general and administrative expenses will change significantly in the near term.

         Amortization of goodwill, purchased intangible assets and deferred stock compensation. Amortization of goodwill, purchased intangible assets and deferred stock compensation increased from $6.9 million for the three months ended September 30, 2000 to $14.7 million for the three months ended September 30, 2001, an increase of $7.8 million. This increase was due to the amortization related to the Optranet and Webstacks acquisitions (see
     Note 3 of Notes to Condensed Consolidated Financial Statements) that occurred in fiscal 2001. We are required under generally accepted accounting principles to review our intangibles assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. This review could result in a significant charge to earnings in the period any impairment is determined.

          Loss on investments. Loss on investments increased to $6.0 million for the three months ended September 30, 2001. Extreme monitors its minority equity investments for impairment and makes appropriate reductions in carrying values when necessary. No impairment write-downs were made during the three months ended September 30, 2000.

         Other income, net. Other income, net decreased from $3.7 million for the three months ended September 30, 2000 to $2.4 million for the three months ended September 30, 2001, a decrease of $1.3 million. This decrease was due to decreased interest income earned on investments due to lower interest rates.

         Income taxes. We recorded a tax benefit of $18.8 million for the three months ended September 30, 2001. The benefit for the three months ended September 30, 2001 results in an effective tax rate of 34% which consists primarily of federal and state income tax benefits, offset by foreign taxes and nondeductible goodwill. FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis.

     Liquidity and Capital Resources

         Cash and cash equivalents and short-term investments increased from $157.1 million at June 30, 2001 to $160.3 million at September 30, 2001, an increase of $3.2 million. This increase is primarily due to a decrease in accounts receivable and an increase in accounts payable; partially offset by a net loss. Extreme no longer reports deferred revenue associated with inventory at distributors in its deferred revenue account or accounts receivable account in its condensed consolidated balance sheet. Deferred revenue and accounts receivable balances for all previous periods have been reclassified to conform to the current year presentation.

           Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence because of recent declining demand, rapidly changing technology and customer requirements. Any significant increase in our inventory levels, can be expected to reduce cash, cash equivalents, short-term investments and long-term investments.

         In June 2000, we entered into two operating lease agreements for approximately 16 acres of land and the accompanying 275,000 square feet of buildings to house our primary facility in Santa Clara, California. Our lease payments vary based on LIBOR which was 2.6% at September 30, 2001, plus a spread. We estimate that our combined lease payments will be approximately $2.5 million on an annual basis over the lease terms. The leases are for five years and can be renewed for two five-year periods, subject to the approval of the lessor. At the expiration or termination of the leases, we have the option to either purchase these properties for $31.4 million and $48.6 million, respectively, or arrange for the sale of the properties to a third party for at least $31.4 million and $48.6 million, respectively, with a contingent liability for any deficiency. If the properties under these leases are not purchased or sold as described above, we will be obligated for additional lease payments of approximately $30.5 million and $41.3 million, respectively.

         As part of the above lease transactions, Extreme restricted $80.0 million of its investment securities as collateral for specified obligations as the lessor under the leases. These investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations under Extreme's investment policy. The leases also require us to maintain specified financial covenants with which we were in compliance as of September 30, 2001.

         As part of our business relationship with MCMS, one of our contract manufacturers, we have entered into a $9.0 million equipment lease for manufacturing equipment with a third party financing company; we in turn sublease the equipment to MCMS. Due to the liquidity problems at MCMS and their voluntary filing for protection under Chapter 11 on September 18, 2001 (See "Risk Factors") we have recorded a charge of $9.0 million related to the equipment lease in the quarter ended September 30, 2001.

         Pursuant to the terms of the merger agreement with Webstacks, Extreme paid $13.2 million of additional cash consideration to the former shareholders of Webstacks in October 2001 as a result of the accomplishments of certain technology milestones. This amount has been recorded as additional goodwill.

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

     Risk Factors

     We Have a Limited History of Profitability, We Are Not Currently Profitable and We Cannot Assure You That We Will Return to Profitability in the Future

           Fiscal 2000 was the first year in which Extreme achieved profitability. We reported a loss for fiscal 2001 and the quarter ended September 30, 2001. In the foreseeable future, we anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate and sustain significantly higher revenue to return to and sustain profitability. In addition, the amortization of purchased goodwill and intangibles, and deferred compensation associated with acquisitions, will result in material charges that will reduce our profitability. Further, the impact of the current economic slowdown could result in additional one-time charges.


     A Number of Factors Could Cause Our Quarterly Financial Results to Be Worse Than Expected, Resulting in a Decline in Our Stock Price

           Our failure to control our operating expenses at a level that is consistent with anticipated revenues may cause our financial results to be worse than expected. A high percentage of our expenses are fixed in the short term, so any delay in generating or recognizing revenue, as occurred in the quarter ended September 30, 2001, could cause our quarterly operating results to fall below the expectations of public market analysts or investors, which could cause the price of our stock to fall.


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


           Our quarterly revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including, but not limited to, the following:

          .    changes in general and/or specific economic conditions in the networking industry;
          .    seasonal fluctuations in demand for our products and services, particularly in Asia and Europe;
          .    our ability to accurately forecast demand for our products, which in the case of lower-than-expected sales may result in excess and/or obsolete inventory on hand or under non-cancelable
               purchase commitments;
          .    unexpected product returns or the cancellation or rescheduling of orders;
          .    our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;
          .    announcements and new product introductions by our competitors;
          .    our ability to develop and support relationships with enterprise customers, service providers and other potential large customers;
          .    our ability to achieve targeted cost reductions;
          .    our ability to obtain sufficient supplies of sole or
               limited-source components for our products on a timely basis;
          .    increases in the prices of the components that we purchase;

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

               As a result of the September 11, 2001 events in New York City and Washington, D.C., the United States and global economies have weakened and may continue to deteriorate, which may result in further decreases in our revenues and cause our stock price to decline. In addition, it is anticipated that in the wake of these events, the United States and global capital markets will experience a period of continuing volatility. These events contributed to a decline in revenue from our customers in North America for the quarter ended September 30, 2001, and they may continue to have a negative impact on our business as a result of the cautious purchasing behavior of customers.

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

     Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment

               With the recent economic slowdown, some of our customers are forecasting that their revenue for the foreseeable future will generally be lower than anticipated. Some of these customers are experiencing, or are likely to experience, serious cash flow problems and as a result find it increasingly difficult to obtain financing on attractive terms, if at all. As a result, if some of these customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment for the amounts that they owe us. Furthermore, they may not order as many products from us as originally forecast. The inability of some of our potential customers to pay us for our products may adversely affect our cash flow and the timing of our revenue recognition, which may cause our stock price to decline.

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

     Adjustments to the Size of Our Operations May Require Us to Incur Unanticipated Costs

               Prior to the quarter ended March 31, 2001, we experienced rapid growth and expansion that placed, and may in the future place, a significant strain on our resources. Subsequent to the quarter ended March 31, 2001, we incurred unanticipated costs to downsize our operations to a level consistent with the downward forecast in sales. Even if we manage periods of expansion and contraction effectively, we may make mistakes in operating our business such as inaccurate sales forecasting, incorrect material planning or inaccurate financial reporting. This may lead to unanticipated fluctuations in our operating results. Our net revenue increased significantly during the last fiscal year. Furthermore, from September 30, 2000 to September 30, 2001, the number of our employees increased from 792 to 999, notwithstanding a reduction in workforce of approximately 10% of our employees conducted in April 2001. We cannot assure you that we will continue to achieve a similar pattern of growth or that we will be able to size our operations in accordance with the potential growth or decline of our business in the future.

     Delays in the Implementation of New Management Information Systems May Cause a Significant Burden on Our Operations

               We are implementing additional management information systems and developing further operating, administrative, financial and accounting systems and controls to maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. In addition, we plan to transition to a new enterprise resource planning system. We may be unable to install adequate control systems in an efficient and timely manner, and our current or planned personnel systems, procedures, and controls may not be adequate to support our future operations. The difficulties associated with installing and implementing these new systems, procedures, and controls may place a significant burden on our management and our internal resources. In addition, as we grow internationally, we need to expand our worldwide operations and enhance our communications infrastructure. Any delay in the implementation of such new or enhanced systems, procedures or controls, or any disruption in the transition to such new or enhanced systems, procedures or controls, could adversely affect our ability to accurately forecast sales demand, manage our supply chain, and record and report financial and management information on a timely and accurate basis.

     We Must Continue to Develop and Increase Our Productivity Of Our Indirect Distribution Channels to Increase Net Revenue and Improve Our Operating Results

               Our distribution strategy focuses primarily on developing and increasing our productivity of our indirect distribution channels through resellers and distributors. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer. Many of our resellers also sell products that compete with our products. We are developing a two-tier distribution structure in Europe and the United States that has required, and will in the future require, us to enter into agreements with a number of stocking distributors. We have entered into two-tier distribution agreements; however, we cannot assure you that we will be able to enter into additional distribution agreements or that we will be able to successfully manage the transition of resellers to a two-tier distribution channel. Our failure to do any of these could limit our ability to grow or sustain revenue. In addition, our operating results will likely fluctuate significantly depending on the timing and amount of orders from our resellers. We cannot assure you that our resellers will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support.

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

     Future Performance will Depend on the Introduction and Acceptance of New Products

               Our future performance will also depend on the successful development, introduction, and market acceptance of new and enhanced products that address customer requirements in a cost-effective manner. In the past, we have experienced delays in product development and such delays may occur in the future. We are currently engaged in development of a third-generation chipset planned for use in future products. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. Therefore, to the extent customers defer or cancel orders in the expectation of new product releases, any delay in the development or introduction of new products could cause our operating results to suffer. The risk that we will be unable to achieve and maintain widespread levels of market acceptance for our current and future products may significantly impair our revenue growth.

     If a Key Reseller, Distributor, or Other Significant Customer Cancels or Delays a Large Purchase, Our Net Revenue May Decline and the Price of Our Stock May Fall

               To date, a limited number of resellers, distributors and other customers have accounted for a significant portion of our revenue. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected. For example, in the quarter ended September 30, 2001, two customers accounted for 18% and 11% of our net revenue. Our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, so a substantial reduction or delay in sales of our products to a significant reseller, distributor or other customer could harm our business, operating results and financial condition. Although our largest customers may vary from period-to-period, we anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a relatively small number of customers, particularly in view of the high per unit sales price of our products and the length of our sales cycles.

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

          We use our forecast of expected demand to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If forecasts exceed orders, we may have excess and/or obsolete inventory on hand or under non-cancelable purchase commitments which could have a material adverse effect on our operating results and financial condition. If orders exceed forecasts, we may have inadequate inventory of certain materials and components, which could have a material adverse effect on our operating results and financial condition. We do not have agreements fixing long-term prices or minimum volume requirements from these suppliers. From time to time we have experienced shortages and allocations of certain components, resulting in delays in filling orders. In addition, during the development of our products, we have experienced delays in the prototyping of our ASICs, which in turn has led to delays in product introductions. We cannot assure you that such delays will not occur in the future. Furthermore, we cannot assure you that the performance of the components as incorporated in our products will meet the quality requirements of our customers.

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

          Specifically, as stated in their Form 10-Q filed with the Securities and Exchange Commission on July 16, 2001, MCMS faces severe near-term liquidity problems. In addition, on September 18, 2001, as a result of severe liquidity problems, MCMS announced that it had reached an agreement to sell substantially all of its operating assets to Manufacturers' Services Limited. Simultaneously, MCMS announced that it, and its two U.S. subsidiaries, have voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in Wilmington to implement the sale. In response to this situation, we have perfected security interests in our personal property located on the premises of MCMS, obtained a written acknowledgement from MCMS in regard to manufacturing equipment, products and materials owned and/or leased by us that are located on the premises of MCMS, and are managing the orderly transition of production processes to other manufacturers. Our inability to execute this plan may cause a delay in our ability to fulfill orders and may have a material adverse effect on our business, operating results and financial condition.

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

     We and Manufacturers of Our Products Rely on a Continuous Power Supply to Conduct Operations, and an Energy Crisis Could Disrupt Our Business and Increase Our Expenses

               California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for California fall below 1.5%, electricity providers have on some occasions implemented, and may in the future continue to implement, rolling blackouts. Two of the three manufacturers of our products, Flextronics and Solectron, are located in California. As a result of this crisis, these contractors may be unable to manufacture sufficient quantities of our products to meet our needs, or they may increase the fees charged for their services. We do not have long-term contracts with either Flextronics or Solectron. The inability of our contract manufacturers to provide us with adequate supplies of products would cause a delay in our ability to fulfill our orders, which could harm our business, and any increase in their fees could adversely affect our financial condition.

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

               In addition, terrorist acts or acts of war targeted at the United States, and specifically Silicon Valley, could cause damage or disruption to Extreme, our employees, facilities, partners, suppliers, distributors and resellers, and customers which could have a material adverse effect on our operations and financial results.

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

               We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, finance and operations personnel. The market for these personnel is competitive, especially in the San Francisco Bay Area, and we have had difficulty-hiring employees, particularly software engineers, in the timeframe we desire. In addition, retention has become more difficult for us and other public technology companies as a result of the recent stock market decline, which has caused many of our employees' options to be "under water." There can be no assurance that we will be successful in attracting and retaining such personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring desired personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as new product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. We have from time to time received claims like this from other companies and, although to date they have not resulted in material litigation, we do not know whether we will receive additional claims in the future as we seek to hire qualified personnel or that such claims will not result in material litigation. We could incur substantial costs in defending against any such claims, regardless of the merits of such claims.

     Our Products Must Comply With Evolving Industry Standards and Complex Government Regulations or Else Our Products May Not Be Widely Accepted, Which May Prevent Us From Growing Our Net Revenue or Achieving Profitability

               The market for network equipment products is characterized by the need to support industry standards as different standards emerge, evolve and achieve acceptance. We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards. In the past, we have introduced new products that were not compatible with certain technological changes, and in the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Our products must comply with various United States federal government regulations and standards defined by agencies such as the Federal Communications Commission, in addition to standards established by governmental authorities in various foreign countries and recommendations of the International Telecommunication Union. If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates we will not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our net revenue or achieving profitability.

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

     We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Increase Our International Sales Depends on Successfully Expanding Our International Operations

               International sales constitute a significant portion of our sales. Our ability to grow will depend in part on the continued expansion of international sales. Sales to customers outside of North America accounted for approximately 70% and 55% of our net revenue for the three months ended September 30, 2001 and in fiscal 2001, respectively. Our international sales primarily depend on our resellers and distributors. The failure of our resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. In addition, there are a number of risks arising from our international business, including:

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

               Furthermore, we are subject to the provisions of section 203 of the Delaware General Corporation Law. These provisions prohibit large stockholders, in particular those owning 15% or more of the outstanding voting stock, from consummating a merger or combination with a corporation unless this stockholder receives board approval for the transaction or 66 2/3% of the shares of voting stock not owned by the stockholder approve the merger or combination. In addition, we adopted a stockholders' rights agreement in fiscal 2001.

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Sensitivity

         The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents, short-term investments and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 30, 2001. This table does not include money market funds because those funds are not subject to market risk.

                                                                                Maturing in
                                                     ---------------------------------------------------------------------
                                                     Three months  Three months   Greater than                     Fair
                                                        or less     to one year     one year       Total          Value
                                                        -------     -----------     --------       -----          -----
                                                                            (In thousands)
        Included in cash and cash equivalents ....   $     59,010                                 $ 59,010      $ 59,010
          Weighted average interest rate .........           4.58%
        Included in short-term investments .......                 $     36,931                   $ 36,931      $ 36,931
          Weighted average interest rate .........                         6.80%
        Included in investments ..................                                $     45,145    $ 45,145      $ 45,145
          Weighted average interest rate .........                                        4.67%

     Exchange Rate Sensitivity

          Currently, all of our sales and the majority of our expenses are denominated in U.S. dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the three months ended September 30, 2001 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant.

     Foreign Exchange Forward Contracts

         We enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain nonfunctional operating expenses, denominated in Japanese Yen, the Euro, Swedish Krona and British pound. The foreign exchange forward contracts we enter into have original maturities ranging from one to three months. We do not enter into foreign exchange forward contracts for trading purposes. See Note 5 of Notes to Condensed Consolidated Financial Statements.

     PART II. Other Information

     Item 1.   Legal Proceedings

         On March 14, 2001, Nortel Networks, Inc. and Nortel Networks Limited (collectively, "Nortel") filed suit against us in the United States District Court for the District of Massachusetts, Civil Action No. 01-10443EFH. The complaint alleges willful infringement of U.S. Patent Nos. 5,790,554 (the "554 Patent") ; 5,490,252; 5,408,469; 5,398,245; 5,159,595
     and 4,736,363, and seeks a judgment: (a) determining that the Company has infringed each of the six patents; (b) permanently enjoining and restraining the Company from further infringement of each of the six patents; and (c) awarding unspecified amounts of trebled damages, together with interest, costs and attorneys' fees. We answered Nortel's complaint on May 17, 2001, denying that we have infringed any of the six patents and also asserting various affirmative defenses and counterclaims that seek judgment: (a) that Nortel's complaint be dismissed; (b) that each of the six patents be declared invalid; (c) declaring that we are not infringing any of the six patents; and (d) that Nortel pay our attorneys' fees and costs. On May 17, 2001, we also sought transfer of the action to the United States District Court for the Northern District of California. On June 28, 2001, the court denied our motion to transfer, and the action will thus proceed in Massachusetts. On July 9, 2001, the court granted a motion by F5 Networks, Inc. ("F5") to intervene in the action. F5 contends that it is the designer, developer, and manufacturer of the product accused of infringing the 554 Patent of Count VI of Nortel's complaint. F5 had also sought to sever and transfer Count VI in favor of an action concerning the 554 Patent pending between F5 and Nortel in the United States District Court for the Western District of Washington, but that motion was denied on July 9, 2001 without opinion. On July 13, 2001, Nortel demanded $150 million in settlement of alleged past damages. Discovery is proceeding. As set forth above, we have denied Nortel's allegations and intend to defend the action vigorously. We cannot assure you, however, that we will prevail in this litigation. Our failure to prevail in this litigation could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

         Beginning on July 6, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. We are aware of at least two such complaints, Capuano v. Morgan Stanley & Co., Inc., et al, No. 01 CV 6148 (S.D.N.Y. July 6, 2001) (which does not name us or our officers or directors as defendants) and Hui v. Extreme Networks, Inc., et al., No. 01 CV 6700 (S.D.N.Y. July 23, 2001). The complaints are brought purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The Hui complaint names as defendants Extreme Networks and certain of our present and former officers, as well as several investment banking firms that served as underwriters of our initial public offering. It alleges liability under Sections 11and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offering did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at pre-determined prices. We are aware that similar allegations have been made in lawsuits challenging over 140 other initial public offerings conducted in 1999 and 2000. No specific damages are claimed. We believe that the allegations against us and the officers are without merit, and intend to contest them vigorously. We cannot assure you, however, that we will prevail in this litigation. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.


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









                                        EXTREME NETWORKS, INC.
                                        (Registrant)



                                        /S/HAROLD L. COVERT
                                        --------------------------------------


                                        HAROLD L. COVERT
                                        Vice President, Chief Financial Officer
                                        And Secretary

                                        November 13, 2001