Form 10-Q
period 2001-12-30
EXTREME NETWORKS INC
filed 2002-02-12
CIK 1078271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 30, 2001 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-25711

EXTREME NETWORKS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0430270 (I.R.S. Employer Identification No.)

3585 Monroe Street Santa Clara, California (Address of principal executive offices)	95051 (Zip Code)

(408) 579-2800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at February 1, 2002 was 114,591,626.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2001

Part I.    Condensed Consolidated Financial Information

Item 1.    Condensed Consolidated Financial Statements

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2001	June 30, 2001
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$273,531	$87,722
Short-term investments	39,563	69,374
Accounts receivable, net	54,010	63,211
Inventories	48,030	60,529
Deferred taxes	25,883	35,855
Other current assets	10,824	12,061

Total current assets	451,841	328,752

Property and equipment, net	62,342	57,251
Restricted investments	80,000	80,000
Long-term investments	71,591	34,406
Goodwill and purchased intangible assets, net	104,364	113,886
Deferred taxes	72,144	40,028
Other assets	12,348	12,025

	$854,630	$666,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,139	$35,890
Accrued compensation and benefits	11,143	13,309
Accrued purchase commitments	9,802	9,926
Deferred revenue	35,043	25,537
Other accrued liabilities	46,613	32,658

Total current liabilities	139,740	117,320

Long-term deposit	266	266
Convertible subordinated notes	200,000	—
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock and capital in excess of par value	647,653	640,655
Deferred stock compensation	(14,823)	(20,351)
Accumulated other comprehensive income	765	769
Accumulated deficit	(118,971)	(72,311)

Total stockholders’ equity	514,624	548,762

	$854,630	$666,348

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000
Net revenue	$109,066	$144,715	$217,355	$264,057
Costs and expenses:
Cost of revenue	51,450	69,774	134,762	127,864
Research and development	14,604	12,953	31,015	24,696
Sales, marketing and service	35,703	40,499	72,688	75,614
General and administrative	5,974	4,879	14,087	9,158
Amortization of goodwill, purchased intangible assets and deferred stock compensation	15,235	7,012	29,961	13,862

Total costs and expenses	122,966	135,117	282,513	251,194

Operating income (loss)	(13,900)	9,598	(65,158)	12,863
Loss on investments	—	—	(6,000)	—
Other income, net	1,701	2,805	4,123	6,514

Income (loss) before income taxes	(12,199)	12,403	(67,035)	19,377

Provision (benefit) for income taxes	(1,547)	4,341	(20,375)	6,782

Net income (loss)	$(10,652)	$8,062	$(46,660)	$12,595

Net income (loss) per share—basic	$(0.09)	$0.08	$(0.42)	$0.12

Net income (loss) per share—diluted	$(0.09)	$0.07	$(0.42)	$0.11

Shares used in per share calculation—basic	112,680	107,283	112,317	106,636

Shares used in per share calculation—diluted	112,680	118,745	112,317	118,382

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2001	2000
Operating activities:
Net income (loss)	$(46,660)	$12,595
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	15,543	7,106
Amortization of goodwill and purchased intangible assets	24,432	13,966
Provision for doubtful accounts	2,700	—
Deferred income taxes	(22,144)	(16,274)
Amortization of deferred stock compensation	5,528	39
Equity share of affiliate losses and write-down of investments	6,000	1,797
Compensation expense for options granted to consultants	420	420
Changes in operating assets and liabilities:
Accounts receivable	6,501	(45,609)
Inventories	12,499	(27,691)
Other current and noncurrent assets	1,015	10,288
Accounts payable	1,249	2,160
Accrued compensation and benefits	(2,166)	2,489
Accrued purchase commitments	(124)	—
Deferred revenue	9,506	17,531
Other accrued liabilities	13,955	5,809
Long term deposit	—	(40)

Net cash provided by (used in) operating activities	28,254	(15,414)

Investing activities:
Capital expenditures	(20,634)	(27,251)
Purchases and maturities of investments, net	(7,378)	41,973
Acquisition of business	(14,910)	—
Minority investments	—	(4,500)

Net cash provided by (used in) investing activities	(42,922)	10,222

Financing activities:
Proceeds from issuance of common stock	6,578	14,549
Proceeds from issuance of convertible subordinated notes, net	193,899	—

Net cash provided by financing activities	200,477	14,549

Net increase in cash and cash equivalents	185,809	9,357
Cash and cash equivalents at beginning of period	87,722	116,721

Cash and cash equivalents at end of period	$273,531	$126,078

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
(Unaudited)

1.    DESCRIPTION OF BUSINESS

Extreme Networks, Inc. (the “Company” or “Extreme”) is a leading provider of network infrastructure equipment for business applications and services. Extreme’s stackable Summit switches, modular Alpine Ethernet service provisioning switches and modular BlackDiamond core switches meet evolving business requirements by delivering scalable speed, bandwidth, network size and quality of service to today’s networks. Extreme delivers advanced networking solutions to a broad range of corporations, telecommunication carriers and public and private organizations.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Extreme’s fiscal year is a 52/53-week fiscal accounting year. Fiscal 2002 and 2001 are 52-week fiscal years. The December 31, 2001 quarter closed on December 30, 2001 and comprised 13 weeks of revenue and expense activity. All references herein to “fiscal 2001” or “2001” refer to the year ended July 1, 2001.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Extreme pursuant to the rules and regulations of the Securities and Exchange Commission. These statements include the accounts of Extreme Networks, Inc. and its wholly-owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position at December 31, 2001 and the operating results and cash flows for the three and six months ended December 31, 2001 and December 31, 2000. The condensed balance sheet at June 30, 2001 has been derived from audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with Extreme’s audited consolidated financial statements and notes thereto for the year ended June 30, 2001, included in Extreme’s Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the future quarters or the fiscal year ending June 30, 2002. Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2002 presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of Extreme and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated. Investments in which management intends to maintain more than a temporary 20% to 50% interest, or otherwise has the ability to exercise significant influence, are accounted for under the equity method. Investments in which management has less than a 20% interest and/or does not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value.

Assets and liabilities of foreign operations are translated to United States dollars at current rates of exchange, and revenues and expenses are translated using weighted average rates. Foreign currency transaction gains and losses have not been significant. Gains and losses from foreign currency translation are included as a separate component of accumulated other comprehensive income (loss).

Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but are not limited to, accounting for the allowance for doubtful accounts, inventory reserves, depreciation and amortization, sales returns, warranty costs and income taxes. Actual results could differ materially from these estimates.

Accounting Reclassification

Effective September 30, 2001, Extreme no longer reports deferred revenue associated with inventory at distributors in our deferred revenue account or accounts receivable account in our condensed consolidated balance sheet. Deferred revenue and accounts receivable balances for all previous periods have been reclassified to conform to the current year presentation. The reclassification made to the balance sheet dated June 30, 2001, resulted in a decrease in accounts receivable of $12.5 million, a decrease in other current assets of $9.5 million, an increase in other accrued liabilities of $9.8 million and a decrease in deferred revenue of $31.8 million. This reclassification had no impact on working capital or results of operations.

Cash Equivalents and Short-Term and Long Term Investments

Extreme considers cash and all highly liquid investment securities purchased with an original or remaining maturity of less than three months at date of purchase to be cash equivalents. Extreme’s investments comprise United States, state and municipal government obligations and corporate securities. Investments with maturities of less than one year are considered short term and investments with maturities greater than one year are considered long term.

To date, all marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses, when material, reported net-of-tax as a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on specific identification. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends.

Extreme also has certain other minority investments in privately held companies. These investments are included in other long term assets on our balance sheet and are generally carried at cost. We monitor these investments for other than temporary impairment and make appropriate reductions in carrying values when necessary. We recorded write-downs of $6.0 million related to impairments of our privately held investments for the three months ended September 30, 2001. The impairment charge was related to the decline in the fair value of our investment below the cost basis that was considered to be other than temporary. We did not record any write-downs of our privately held investments for the three months ended December 31, 2001 or for the six months ended December 31, 2000. A total of $3.9 million of carrying value of our privately held investments remained as of December 31, 2001.

Fair Value of Financial Instruments

The carrying amounts of certain of Extreme’s financial instruments, including cash and equivalents, approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

Derivatives

Extreme adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS 133”) for the fiscal year ending June 30, 2001. Extreme enters into foreign exchange forward contracts to offset the impact of currency fluctuations on certain operating expenses in nonfunctional currencies, denominated in Japanese Yen, the Euro, Swedish Krona and the British Pound. These foreign exchange forward contracts have original maturities ranging from one to three months. We do not enter into foreign exchange forward contracts for trading purposes. See Note 5.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market (on a first-in, first-out basis).

Inventories consist of the following (in thousands):

	December 31, 2001	June 30, 2001
Raw materials	$10,729	$20,671
Finished goods	37,301	39,858

Total	$48,030	$60,529

Restricted Investments

We restricted $80.0 million of our investment securities as collateral for specified obligations of Extreme, as the lessee, under two operating leases for our campus facility. These investment securities are restricted as to the terms of withdrawal and are managed by a third party subject to certain limitations under our investment policy. See Note 4.

Concentration of Credit Risk, Product and Significant Customers and Supplier Information

Extreme may be subject to concentration of credit risk as a result of certain financial instruments consisting principally of marketable investments and accounts receivable. We have placed our investments with high-credit quality issuers. Extreme will not invest an amount exceeding 10% of the corporation’s combined cash, cash equivalents, short-term and long-term investments, in the securities of any one obligor or maker, except for obligations of the United States, obligations of United States agencies and money market accounts. We perform ongoing credit evaluations of our customers and generally do not require collateral. One customer accounted for 15% of our net revenue for the three months ended December 31, 2001 and one customer accounted for 10% of our net revenue for the three months ended December 31, 2000. Two customers accounted for 16% and 10% of our net revenue for the six months ended December 31, 2001 and one customer accounted for 11% of our net revenue for the six months ended December 31, 2000.

One supplier currently manufacturers all of Extreme’s application specific integrated circuits, or ASICs, used in all of Extreme’s hardware products. Any interruption or delay in the supply of any of these components, or the inability to procure these components from alternate sources at acceptable prices and within a reasonable timeframe, would have a material, adverse effect on Extreme’s business, operating results and financial condition. In addition, qualifying additional suppliers can be time-consuming and expensive, and may increase the likelihood of design- or production-related errors. Extreme attempts to mitigate these risks by working closely with our ASIC supplier regarding production planning and the timing of new product introductions.

We currently derive most of our revenue from sales of our Summit, BlackDiamond and Alpine products. Extreme expects that revenue from these products will account for a substantial portion of our revenue for the foreseeable future. Accordingly, widespread market acceptance of these products is critical to our future success.

Goodwill and Purchased Intangible Assets

We record goodwill when the cost of net assets we acquire exceeds their fair value. Goodwill is amortized on a straight-line basis over asset lives ranging from two to five years. The cost of identified intangible assets is generally amortized on a straight-line basis over periods ranging from two to five years. Goodwill and purchased intangible assets, resulting primarily from our acquisitions completed in 2001, consist of the following (in thousands):

	December 31, 2001	June 30, 2001
Goodwill	$158,235	$143,325
Purchased intangible assets	11,158	11,158

	169,393	154,483
Less: accumulated amortization	(65,029)	(40,597)

	$104,364	$113,886

Income Taxes

Income tax expense (benefit) is based on pre-tax financial accounting income (loss). Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Valuation of Long-Lived Assets, Certain Identifiable Intangibles and Goodwill

In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” we regularly perform reviews of the carrying value of long-lived assets and certain identifiable intangibles for impairment. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. If, in the future, management confirms the existence of impairment indicators, we will use undiscounted cash flows to determine whether impairment should be recognized. If necessary, we will perform a subsequent calculation to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value will be calculated using the present value of estimated expected future cash flows. The cash flow calculations will be based on management’s best estimates, using appropriate assumptions and projections at that time.

Revenue Recognition

Extreme generally recognizes product revenue to non-distributors at the time of shipment, provided that pervasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is probable. When significant obligations remain after products are delivered, such as installation or customer acceptance, revenue and related costs are deferred until such obligations are fulfilled. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which is typically 12 months.

Extreme makes certain sales to partners in two-tier distribution channels. The first tier consists of a limited number of third-party distributors that sell primarily to resellers and on occasion to end-user customers. Under specified conditions, we grant the right to these distributors to return a portion of unsold inventory to us for the purpose of stock rotation. We defer recognition of revenue on sales to distributors until the distributors sell the product. Extreme no longer reports deferred revenue associated with inventory at distributors in our deferred revenue account or accounts receivable account in our condensed consolidated balance sheet. Deferred revenue and accounts receivable balances for all previous periods have been reclassified to conform to the current year presentation. The second tier of the distribution channel consists of a large number of third-party resellers that sell directly to end-users and are not granted return privileges. We generally record revenue to these third-party resellers upon shipment, net of a return allowance, which we determinebased on our experience.

Warranty Reserves

Extreme’s hardware warranty period is typically 12 months from the date of shipment to the end user and 14 months from the date of shipment to the reseller. Upon shipment of products to our customers, including both end users and resellers, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue the amount as revenue is recognized.

Advertising

Cooperative advertising obligations with customers are accrued and the costs expensed at the same time the related revenue is recognized. All other advertising costs are expensed as incurred. Advertising expenses for the three months ended December 31, 2001 and 2000 were approximately $1.8 million and $3.4 million, respectively. Advertising expenses for the six months ended December 31, 2001 and 2000 were approximately $3.8 million and $5.6 million, respectively.

Net Revenue by Geographic Area

Information regarding geographic areas is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Net revenue:
Americas (including North and South)	$36,829	$65,516	$70,028	$130,102
Europe, Middle East and Africa (“EMEA”)	23,365	38,547	48,014	67,418
Japan	38,232	29,592	75,384	44,734
Other	10,640	11,060	23,929	21,803

	$109,066	$144,715	$217,355	$264,057

Revenue is attributed to regions based on the location of the customers.

Net Income (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options, warrants and convertible securities. Dilutive earnings per common share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings per common share calculation plus the dilutive effect of options, warrants, convertible subordinated notes and convertible securities. Diluted net loss per share is the same as basic net loss per share for the three and six months ended December 31, 2001 because Extreme had a net loss for these periods. If Extreme had been profitable during these periods, diluted earnings per share would have been reduced by the calculated effect of outstanding stock options of 4,744,000 and 5,634,000, respectively. In addition, the impact of the assumed conversion of our subordinated notes that were issued in December 2001 was excluded from diluted earnings per share in the three and six months ended December 31, 2001 because their effect was anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share (unaudited in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Net income (loss)	$(10,652)	$8,062	$(46,660)	$12,595

Weighted-average shares of common stock outstanding	114,166	107,883	113,940	107,520
Less: Weighted-average shares subject to repurchase	(1,486)	(600)	(1,623)	(884)

Weighted-average shares used in per share calculation — basic	112,680	107,283	112,317	106,636

Incremental shares using the treasury stock method	—	11,462	—	11,746
Weighted-average shares used in per share calculation — diluted	112,680	118,745	112,317	118,382

Net income (loss) per share — basic	$(0.09)	$0.08	$(0.42)	$0.12

Net income (loss) per share — diluted	$(0.09)	$0.07	$(0.42)	$0.11

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from the goodwill. SFAS 141 became effective for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 resulted in no change to our financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill and intangible assets having indefinite lives to be reviewed annually for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires that purchased intangible assets other than goodwill are to be amortized over their useful lives unless these lives are determined to be indefinite. SFAS 142 applies to goodwill and intangible assets acquired after June 30, 2001. SFAS 142 also requires an evaluation of existing goodwill and intangible assets acquired from business combinations completed before June 30, 2001. Application of SFAS 142 to goodwill and intangible assets acquired from business combinations completed before June 30, 2001 will eliminate approximately $23.2 million in amortization of goodwill and intangibles with indefinite lives for fiscal 2003. We will adopt SFAS 142 effective July 1, 2002.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting for the impairment or disposal of long-lived assets. SFAS 144 provides guidance on issues relating to the implementation of SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and develops a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We are currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on our financial position and results of operations.

3.    BUSINESS COMBINATIONS AND INVESTMENTS

Acquisitions in Fiscal Year 2001

During fiscal year 2001, Extreme acquired privately-held Optranet, Inc. (“Optranet”), a developer of broadband access equipment in which Extreme previously held a minority interest. In addition, a related party of Extreme was a significant investor of Optranet at the time of Extreme’s initial investment. Also during fiscal year 2001, Extreme acquired privately-held Webstacks, Inc. (“Webstacks”), a developer of broadband access equipment in which Extreme previously held a minority interest. In addition, a related party of Extreme was a significant investor of Webstacks at the time of Extreme’s initial investment. In connection with these acquisitions, Extreme acquired all of the outstanding stock and assumed all of the outstanding stock options of the respective acquirees. Both acquisitions were accounted for as purchase business combinations. Accordingly, the results of operations of the acquired companies have been included with those of Extreme for periods subsequent to the respective dates of acquisition. The fair value of the intangible assets was determined using a combination of valuation methods, including an income approach for the technology and a cost approach for the assembled workforce.

The value of the acquired in-process technology for the acquired companies was computed using a discounted cash flow analysis rate of 30% on the anticipated income stream of the related product revenue. The discounted cash flow analysis was based on management’s forecast of future revenue, cost of revenue and operating expenses related to the products and technologies purchased from these companies. The calculation of value was then adjusted to reflect only the value creation efforts of these companies prior to the close of each acquisitions. The acquired intangible assets and goodwill are being amortized using the straight-line method over their estimated useful lives of five years. Amortization of acquired intangibles and goodwill associated with the acquisitions of Optranet and Webstacks totaled $4.3 million and $6.1 million, respectively, for the six months ended December 31, 2001. Extreme recognized deferred stock compensation associated with unvested stock options issued to employees that were assumed in conjunction with these acquisitions. This amount is included as a component of stockholders’ equity and is being amortized ratably by charges to operations over the vesting period of the options. Amortization of stock-based compensation associated with the acquisitions of Optranet and Webstacks totaled $5.0 million and $0.5 million, respectively, for the six months ended December 31, 2001 and relates to options awarded to employees in research and development.

The following table presents the purchase price allocation of these acquisitions during fiscal year 2001 (in millions):

	Optranet	Webstacks
In-process research and development	$13.4	$16.8
Assembled workforce	1.5	0.9
Deferred compensation	21.9	2.5
Net fair value of tangible assets acquired and liabilities assumed	2.6	1.4
Deferred tax liabilities	(7.4)	—
Excess of cost over fair value of net assets acquired	41.2	68.0

Purchase price	$73.2	$89.6

Acquisition date	January 2001	March 2001
Shares of Extreme stock issued	1.4	2.9
Employee stock options assumed	0.6	0.1

Total shares of Extreme stock issued and assumed	2.0	3.0

Cash received in the acquisition	$1.6	$0.7

Pursuant to the terms of the merger agreement with Webstacks, Extreme paid $14.9 million of additional cash consideration to the former shareholders of Webstacks during the second quarter of fiscal 2002 as a result of the accomplishments of certain technology milestones. This amount has been recorded as additional goodwill.

Pro forma results of operations have not been presented for Optranet or Webstacks because the prior operating results of these entities were not material on either an individual or an aggregate basis.

4.    COMMITMENTS AND CONTINGENCIES

Leases

In June 2000, we entered into two operating lease agreements for approximately 16 acres of land and the accompanying 275,000 square feet of buildings to house our primary facility in Santa Clara, California. Our lease payments will vary based on LIBOR which was 1.9% at December 31, 2001, plus a spread. The leases are for five-year terms and can be renewed for two consecutive five-year terms, subject to the approval of the lessor. At the expiration or termination of the leases, we have the option to either purchase these properties for $31.4 million and $48.6 million, respectively, or arrange for the sale of the properties with a contingent liability for any deficiency. In the event that it became probable that the value of the properties at the end of the lease term would be less than the values guaranteed by us, then the expected deficiency, for which we were responsible, would be accrued using the straight line method over the remaining term of the lease. Such accrual would be required regardless of whether we expected to exercise a purchase or renewal option at the end of the lease term. To date, it does not appear probable that there would be such a deficiency. If the properties under these leases are not purchased or sold as described above, we will be obligated for additional lease payments of approximately $30.5 million and $41.3 million, respectively.

As part of the above lease transactions, we restricted $80.0 million of our investment securities as collateral for specified obligations as the lessor under the leases. These investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations under Extreme’s investment policy. The leases also require us to maintain specified financial covenants, as defined in the leases, with which we were in compliance as of December 31, 2001.

As part of our business relationship with MCMS, one of our contract manufacturers, we entered into a $9.0 million equipment lease for manufacturing equipment with a third party financing company; we in turn subleased the equipment to MCMS. Due to the liquidity problems at MCMS and their voluntary bankruptcy filing for protection under Chapter 11 on September 18, 2001 (See “Risk Factors—Our Dependence on Contract Manufacturers for Substantially All of Our Manufacturing Requirements Could Harm Our Operating Results.”) we recorded a charge of $9.0 million related to the equipment lease in the quarter ended September 30, 2001.

Legal Proceedings

On March 14, 2001, Nortel Networks, Inc. and Nortel Networks Limited (collectively, “Nortel”) filed suit against us in the United States District Court for the District of Massachusetts, Civil Action No. 01-10443EFH. The complaint alleges willful infringement of U.S. Patent Nos. 5,790,554 (the “554 Patent”); 5,490,252; 5,408,469; 5,398,245; 5,159,595 and 4,736,363, and seeks a judgment: (a) determining that Extreme has infringed each of the six patents; (b) permanently enjoining and restraining Extreme from further infringement of each of the six patents; and (c) awarding unspecified amounts of trebled damages, together with interest, costs and attorneys’ fees. We answered Nortel’s complaint on May 17, 2001, denying that we have infringed any of the six patents and also asserting various affirmative defenses and counterclaims that seek judgment: (a) that Nortel’s complaint be dismissed; (b) that each of the six patents be declared invalid; (c) declaring that we are not infringing any of the six patents; and (d) that Nortel pay our attorneys’ fees and costs. On May 17, 2001, we also sought transfer of the action to the United States District Court for the Northern District of California. On June 28, 2001, the court denied our motion to transfer, and the action will thus proceed in Massachusetts. On July 9, 2001, the court granted a motion by F5 Networks, Inc. (“F5”) to intervene in the action. F5 contends that it is the designer, developer, and manufacturer of the product accused of infringing the 554 Patent of Count VI of Nortel’s complaint. F5 had also sought to sever and transfer Count VI in favor of an action concerning the 554 Patent pending between F5 and Nortel in the United States District Court for the Western District of Washington, but that motion was denied on July 9, 2001 without opinion. On July 13, 2001, Nortel demanded $150 million in settlement of alleged past damages. Discovery is proceeding. As set forth above, we have denied Nortel’s allegations and intend to defend the action vigorously. We cannot assure you, however, that we will prevail in this litigation. Our failure to prevail in this litigation could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. We are aware of at least three such complaints, Capuano v. Morgan Stanley & Co., Inc., et al, No. 01 CV 6148 (S.D.N.Y. July 6, 2001), Hui v. Extreme Networks, Inc., et al., No. 01 CV 6700 (S.D.N.Y. July 23, 2001) and Pond Equities, et al. v. Morgan Stanley & Co., et al. (December 5, 2001). The Hui and Capuano complaints are brought purportedly on behalf of all persons who purchased our common stock from April 8, 1999 through December 6, 2000. The Hui complaint names as defendants Extreme Networks, two of our present and former officers, and several investment banking firms that served as underwriters of our initial public offering. The Pond Equities amended complaint names Extreme Networks, eight present and former officers, four directors and several underwriters who acted as our investment bankers in our initial and secondary offerings. The Hui complaint was consolidated into the Pond Equities case. The Capuano complaint asserts claims against the underwriters only. The complaints allege liability under Sections 11and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offering did not disclose that the underwriters had: (1) agreed to allow certain customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters; and (2) arranged for certain customers to purchase additional shares in the aftermarket at pre-determined prices. In addition to the above claims asserted in connection with the initial public offering, the Pond Equities lawsuit also alleges the same claims in connection with our secondary offering. We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. No specific damages are claimed. We believe that the allegations against us and the officers and directors are without merit, and intend to contest them vigorously. We cannot assure you, however, that we will prevail in these lawsuits. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

On December 3, 2001, NVidia (“NVidia”) filed an action against Extreme Networks, seeking in effect to terminate a sublease agreement under which NVidia is the sublessee and we are the sublessor, for commercial office property located at 3535 Monroe Street, Santa Clara, California (the “Sublease”). By its terms, the Sublease does not terminate until December 2002. Preliminary discovery is underway. The net present value of rent owed under the Sublease through December 2002 is approximately $2 million. We believe the grounds asserted for early termination of the Sublease are without merit. We have directed our legal counsel to pursue a cross-complaint for breach of the Sublease and intend to contest this action vigorously. We cannot assure you, however, that we will prevail in this litigation, which could have a material, adverse effect on our consolidated financial position, results of operations and cash flows in the future.

We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

5.    FOREIGN EXCHANGE FORWARD CONTRACTS

On July 2, 2000, Extreme adopted SFAS 133, which requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges must be recognized currently in earnings. Upon adoption, we did not hold any derivative instruments.

Extreme sells all of its products in United States dollars but has international operations with expenses in foreign currencies that are paid from our United States dollar cash flows. Extreme has a foreign currency cash flow hedging program to minimize the foreign currency risk associated with the forecasted cash flows using forward contracts with a maximum term of 90 days. If the United States dollar weakens against the foreign currencies (primarily the Japanese Yen, the Euro, the Swedish Krona and the British Pound), the increase in the cost of the forecasted foreign currency denominated expenses is offset by the increase in value of the forward contracts designated as hedges. Conversely, when the United States dollar strengthens, the decline in cost of the forecasted foreign currency cash flows offsets the losses in the value of the forward contracts. As the critical terms of the forward contract and the underlying exposure are matched at inception, forward contract effectiveness is calculated by comparing the change in the fair value of the contract to the change in fair value of the anticipated expense, with the effective portion of the hedge recorded in accumulated other comprehensive income (loss). Any residual change in fair value of the instruments is recognized on a net basis immediately in other income (expense).

At December 31, 2001, Extreme had forward foreign exchange contracts of less than three months duration, to exchange principally Japanese Yen, British Pounds, Swedish Krona and Euros for United States dollars in the net amount of $8.8 million. Of these amounts, forward contracts to purchase foreign currency represented $9.6 million and forward contracts to sell foreign currency represented $0.8 million.

6.    INCOME TAXES

Extreme has recorded tax benefits of $1.5 million and $20.4 million for the three and six months ended December 31, 2001, respectively. The benefits for the three and six months ended December 31, 2001 result in effective tax rates of 12.7% and 30.4%, respectively, which consist primarily of federal and state income tax benefits, offset by foreign taxes and nondeductible goodwill.

7.    COMPREHENSIVE INCOME (LOSS)

The following are the components of accumulated other comprehensive income, net of tax (in thousands):

	December 31, 2001	June 30, 2001
Unrealized gain on investments	$1,122	$710
Change in fair value of derivatives	(159)	–
Foreign currency translation adjustments	(198)	59

Accumulated other comprehensive income	$765	$769

The following schedule of other comprehensive income (loss) shows the gross current-period gain (loss) and the reclassification adjustment (unaudited, in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Net income (loss)	$(10,652)	$8,062	$(46,660)	$12,595
Other comprehensive income (loss):
Change in unrealized gain on investment, net	(345)	430	412	1,058
Change in unrealized loss on derivatives	(158)	–	(159)	–
Change in accumulated translation adjustments	(350)	1	(257)	(72)

Total comprehensive income (loss)	$(11,505)	$8,493	$(46,664)	$13,581

8.    CONVERTIBLE SUBORDINATED NOTES

In December 2001, Extreme completed a private placement of $200.0 million of convertible subordinated notes. The notes mature in 2006. Interest is payable semi-annually at 3.5% per annum. The notes are convertible at the option of the holders into Extreme’s common stock at an initial conversion price of $20.96 per share, subject to adjustment. In lieu of issuing common shares, the notes are redeemable in cash at the option of Extreme at an initial redemption price of 101.4% of the principal amount on or after December 2004 if not converted to common stock prior to the redemption date Extreme has reserved 9,544,260 shares of common stock for the conversion of these notes. Offering costs of approximately $6.1 million are included in other assets and are amortized using the interest method. Each holder of the notes has the right to cause Extreme to repurchase all of such holder’s convertible notes at 100% of the principal amount plus accrued interest upon a change of control of ownership of Extreme, as defined in the notes.

9.    STOCK OPTION EXCHANGE PROGRAM

On October 31, 2001, Extreme filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission related to a voluntary stock option exchange program for its employees. Extreme’s executive officers, directors and vice presidents are not eligible to participate in this program. Under the program, Extreme employees were given the opportunity to voluntarily cancel unexercised vested and unvested stock options previously granted to them that have an exercise price of $10.00 or more. Participants who elected to exchange any options must also exchange any other options granted to him or her during the six months before the cancellation date of December 4, 2001. The canceled stock options will be exchanged for replacement stock options to be granted at a date at least six months plus one day after the option cancellation date of December 4, 2001. The replacement stock options will be for the same number of shares as the canceled options. The replacement stock options will be granted with an exercise price equal to the fair market value of Extreme stock on the date of grant, which is scheduled to be June 5, 2002. In order to receive new stock options, an employee must remain employed with Extreme or one of its subsidiaries until the date when the replacement stock options are granted. Approximately 5.8 million stock options were accepted for exchange under this program and accordingly, were canceled on December 4, 2001.

Part I.    Condensed Consolidated Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to, but not limited to, our expectations as to product demand and revenue, our expectations regarding results of operations, cash flows, product gross margins, our expectations to continue to develop new products and enhance existing products, our expectations regarding the amount of research and development expenses, our expectations relating to selling, general and administrative expenses, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expected effective income tax rate, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding the rationalization of our workforce and facilities, and our expectations regarding materials and inventory management. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the section entitled Risk Factors identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements.

Results of Operations

Net revenue.    Net revenue decreased from $144.7 million for the three months ended December 31, 2000 to $109.1 million for the three months ended December 31, 2001, a decrease of $35.6 million. Net revenue decreased from $264.1 million for the six months ended December 31, 2000 to $217.4 million for the six months ended December 31, 2001, a decrease of $46.7 million. These decreases were due primarily to a decline in revenue from customers in North America, as our business was negatively impacted by the cautious purchasing behavior of customers in the current economic environment, partially offset by an increase in revenues from customers in Japan.

Our revenue is derived from sales of our Summit, BlackDiamond and Alpine product families, in addition to service fees relating to our products, including installation, maintenance and training. The level of sales to any customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. See “Risk Factors—If a Key Reseller, Distributor or Other Significant Customer Cancels or Delays a Large Purchase, Our Net Revenue May Decline and the Price of Our Stock May Fall.” One customer accounted for 15% of our net revenue for the three months ended December 31, 2001 and one customer accounted for 10% of our net revenue for the three months ended December 31, 2000. Two customers accounted for 16% and 10% of our net revenue for the six months ended December 31, 2001 and one customer accounted for 11% of our net revenue for the six months ended December 31, 2000.

We market and sell our products primarily through resellers, distributors and, to a lesser extent, our field sales organization. We sell our products through more than 250 resellers in approximately 50 countries. For the six months ended December 31, 2001 and 2000, sales to customers outside of North America accounted for approximately 68% and 57% of our net revenue, respectively. We expect that export sales will continue to represent a significant portion of net revenue, although we cannot assure you that export sales as a percentage of net revenue will remain at current levels. Currently, all of our international sales are denominated in United States dollars. See “Risk Factors—We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Increase Our International Sales Depends on Successfully Expanding Our International Operations.”

We have experienced a rapid and severe downturn in the United States economy. This downturn has adversely affected demand for our products and services and made it increasingly difficult to accurately forecast future production requirements. We do not know the extent, severity or length of this economic downturn in the United States or in the other geographic regions where we currently sell our products.

Cost of Revenue.    Cost of revenue includes costs of raw materials, direct labor, manufacturing overhead and amounts paid to third-party contract manufacturers, and other costs related to warranty and contractual obligations. Net revenue less cost of revenue (gross profit) decreased from $74.9 million for the three months ended December 31, 2000 to $57.6 million for the three months ended December 31, 2001, a decrease of $17.3 million. Gross profit decreased from $136.2 million for the six months ended December 31, 2000 to $82.6 million for the six months ended December 31, 2001, a decrease of $53.6 million. Gross margins (gross profit as a percentage of net revenue) increased from 51.8% for the three months ended December 31, 2000 to 52.8% for the three months ended December 31, 2001. Gross margins decreased from 51.6% for the six months ended December 31, 2000 to 38.0% for the six months ended December 31, 2001. The decreases in gross profit were primarily due to $31.4 million in charges related to our outsourced manufacturing activities including a charge for leased equipment with one contract manufacturer, MCMS, the stocking of our service depots with inventory worldwide to meet customer support obligations under contracts and excess and obsolete inventory.

Gross margin may be adversely affected in the future by increases in material or labor costs, excess inventory, obsolescence charges, changes in shipment volume, loss of cost savings, increased price competition, geographic mix and changes in channels of distribution or in the mix of products sold. If product or related warranty costs associated with our products are greater than we have experienced, gross margin may also be adversely affected.

Research and development expenses.    Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products. Research and development expenses increased from $13.0 million for the three months ended December 31, 2000 to $14.6 million for the three months ended December 31, 2001, an increase of $1.6 million. Research and development expenses increased from $24.7 million for the six months ended December 31, 2000 to $31.0 million for the six months ended December 31, 2001, an increase of $6.3 million. These increases were primarily due to higher payroll and related personnel expenses associated with the addition of new personnel, partly as a result of recent corporate acquisitions by Extreme, to support our broad range of product development activities. We expense all research and development expenses as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect these expenses to remain at current levels in the near term.

Sales, marketing and service expenses.    Sales, marketing and service expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and field service support functions, as well as trade shows and promotional expenses. Sales, marketing and service expenses decreased from $40.5 million for the three months ended December 31, 2000 to $35.7 million for the three months ended December 31, 2001, a decrease of $4.8 million. Sales, marketing and service expenses decreased from $75.6 million for the six months ended December 31, 2000 to $72.7 million for the six months ended December 31, 2001, a decrease of $2.9 million. These decreases were primarily due to reductions in the headcount of our direct sales force and lower aggregate sales commissions. We do not expect that sales, marketing and service expenses will change significantly in the near term.

General and administrative expenses.    General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased from $4.9 million for the three months ended December 31, 2000 to $6.0 million for the three months ended December 31, 2001, an increase of $1.1 million. General and administrative expenses increased from $9.2 million for the six months ended December 31, 2000 to $14.1 million for the six months ended December 31, 2001, an increase of $4.9 million. These increases were primarily due to a $2.7 million charge for bad debt expense, recorded in the first quarter, and increases in professional fees. We do not expect that general and administrative expenses will change significantly in the near term.

Amortization of goodwill, purchased intangible assets and deferred stock compensation.    Amortization of goodwill, purchased intangible assets and deferred stock compensation increased from $7.0 million for the three months ended December 31, 2000 to $15.2 million for the three months ended December 31, 2001, an increase of $8.2 million. Amortization of goodwill, purchased intangible assets and deferred stock compensation increased from $13.9 million for the six months ended December 31, 2000 to $30.0 million for the six months ended December 31, 2001, an increase of $16.1 million. These increases were due to the amortization related to the Optranet and Webstacks acquisitions (see Note 3 of Notes to Condensed Consolidated Financial Statements) that occurred in fiscal 2001. We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. This review could result in a significant charge to earnings in the period any impairment is determined.

Loss on investments.    We monitor our minority equity investments for impairment and make appropriate reductions in carrying values when necessary. We recorded write-downs of $6.0 million related to impairments of our privately held investments for the three months ended September 30, 2001. We did not record any write-downs of our privately held investments for the three months ended December 31, 2001 or for the six months ended December 31, 2000.

Other income, net.    Other income, net decreased from $2.8 million for the three months ended December 31, 2000 to $1.7 million for the three months ended December 31, 2001, a decrease of $1.1 million. Other income, net decreased from $6.5 million for the three months ended December 31, 2000 to $4.1 million for the three months ended December 31, 2001, a decrease of $2.4 million. These decreases were due to reductions in interest income earned on investments due to lower interest rates and interest expense and amortization of debt issuance costs on the convertible subordinated notes issued in December 2001.

Income taxes.    We recorded tax benefits of $1.5 million and $20.4 million for the three and six months ended December 31, 2001, respectively. The benefits for the three and six months ended December 31, 2001 result in effective tax rates of 12.7% and 30.4%, respectively, which consist primarily of federal and state income tax benefits, offset by foreign taxes and nondeductible goodwill. SFAS No. 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments increased from $157.1 million at June 30, 2001 to $313.1 million at December 31, 2001, an increase of $156.0 million. This increase is primarily due to the net proceeds of $193.9 million from the issuance of convertible subordinated notes in December 2001, partially offset by a net loss, net purchases of investments and investments in property and equipment.

Extreme no longer reports deferred revenue associated with inventory at distributors in our deferred revenue account or accounts receivable account in our condensed consolidated balance sheet. Deferred revenue and accounts receivable balances for all previous periods have been reclassified to conform to the current year presentation.

Inventory levels decreased 20.6% from June 30, 2001 to December 31, 2001. Inventory management remains an area of focus as we balance the need to maintain proper inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence because of recent declining demand, rapidly changing technology and customer requirements. Any significant increase in our inventory levels, can be expected to reduce cash, cash equivalents, short-term investments and long-term investments.

In June 2000, we entered into two operating lease agreements for approximately 16 acres of land and the accompanying 275,000 square feet of buildings to house our primary facility in Santa Clara, California. Our lease payments will vary based on LIBOR which was 1.9% at December 31, 2001, plus a spread. The leases are for five-year terms and can be renewed for two consecutive five-year terms, subject to the approval of the lessor. At the expiration or termination of the leases, we have the option to either purchase these properties for $31.4 million and $48.6 million, respectively, or arrange for the sale of the properties with a contingent liability for any deficiency. In the event that it became probable that the value of the properties at the end of the lease term would be less than the values guaranteed by us, then the expected deficiency, for which we were responsible, would be accrued using the straight line method over the remaining term of the lease. Such accrual would be required regardless of whether we expected to exercise a purchase or renewal option at the end of the lease term. To date, it does not appear probable that there would be such a deficiency. If the properties under these leases are not purchased or sold as described above, we will be obligated for additional lease payments of approximately $30.5 million and $41.3 million, respectively.

As part of the above lease transactions, we restricted $80.0 million of our investment securities as collateral for specified obligations as the lessor under the leases. These investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations under Extreme’s investment policy. The leases also require us to maintain specified financial covenants, as defined in the leases, with which we were in compliance as of December 31, 2001.

As part of our business relationship with MCMS, one of our contract manufacturers, we entered into a $9.0 million equipment lease for manufacturing equipment with a third party financing company; we in turn subleased the equipment to MCMS. Due to the liquidity problems at MCMS and their voluntary bankruptcy filing for protection under Chapter 11 on September 18, 2001, we recorded a charge of $9.0 million related to the equipment lease in the quarter ended September 30, 2001. On January 8, 2002, MCMS completed an agreement to sell a majority of its assets to Plexus Corporation for $45.0 million. See “Risk Factors—Our Dependence on Contract Manufacturers for Substantially All of Our Manufacturing Requirements Could Harm Our Operating Results.”

We have a revolving line of credit for $1.5 million with Silicon Valley Bank. As of December 31, 2001, there were no outstanding borrowings under this facility.

Pursuant to the terms of the merger agreement with Webstacks, Extreme paid $14.9 million of additional cash consideration to the former shareholders of Webstacks during the second quarter of fiscal 2002 as a result of the accomplishments of certain technology milestones. This amount has been recorded as additional goodwill.

In December 2001, Extreme completed a private placement of $200.0 million of convertible subordinated notes. The notes mature in 2006. Interest is payable semi-annually at 3.5% per annum. The notes are convertible at the option of the holders into Extreme’s common stock at an initial conversion price of $20.96 per share, subject to adjustment. The notes are redeemable in cash at the option of Extreme at an initial redemption price of 101.4% of the principal amount on or after December 2004 if not converted to common stock prior to the redemption date. Each holder of the notes has the right to cause Extreme to repurchase all of such holder’s convertible notes at 100% of the principal amount plus accrued interest upon a change of control of ownership of Extreme, as defined in the offering circular. See “Risk Factors—We Significantly Increased Our Leverage as a Result of the Sale of Convertible Subordinated Notes.”

The following summarizes Extreme’s contractual obligations (including interest expense) at December 31, 2001, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	TOTAL	LESS THAN 1 YEAR	1 - 3 YEARS	AFTER THREE YEARS
Contractual Obligations:
Convertible subordinated notes	$235,000	$7,000	$14,000	$214,000
Non-cancelable operating lease obligations	56,686	8,258	19,636	28,792

Total contractual cash obligations	$291,686	$15,258	$33,636	$242,792

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

Pro Forma Consolidated Data

We provide pro forma net income and pro forma net income per share data as an alternative for understanding our operating results. These measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from pro forma measures used by other companies. Pro forma net income and pro forma net income per share – diluted are calculated as follows (in thousands, except per-share amounts):

	Three Months Ended		Six Months Ended
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000

Net income (loss)	$(10,652)	$8,062	$(46,660)	$12,595
Pro forma adjustments: Charges related to contract manufacturers and other costs associated with carrying value of inventory

	—	—	31,450	—
Goodwill and deferred stock compensation	15,235	7,012	29,961	13,862
Bad debt expense	—	—	2,700	—
Write-down of minority investments	—	—	6,000	—
Income tax effect	(2,610)	(2,426)	(21,452)	(4,823)

Pro forma net income	$1,973	$12,648	$1,999	$21,634

Pro forma net income per share — diluted	$0.02	$0.11	$0.02	$0.18

Shares used in per share calculation — diluted	117,424	118,745	117,951	118,382

Risk Factors

We Have a Limited History of Profitability, We Are Not Currently Profitable and We Cannot Assure You That We Will Return to Profitability in the Future

Fiscal 2000 was the first year in which Extreme achieved profitability. We reported a loss for fiscal 2001 and for the quarters ended December 31, 2001 and September 30, 2001. In the foreseeable future, we anticipate continuing to incur significant sales, marketing and service, product development and general and administrative expenses and, as a result, we will need to generate and sustain significantly higher revenue to return to and sustain profitability. In addition, the amortization of purchased goodwill and intangibles and deferred compensation associated with acquisitions will result in material charges that will reduce our profitability or increase our losses over coming quarters, and the review in the future of intangible assets for impairment could also reduce our profitability or increase our losses in the future. Further, the impact of the current economic slowdown could result in additional charges.

A Number of Factors Could Cause Our Quarterly Financial Results to Be Worse Than Expected, Resulting in a Decline in Our Stock Price

Our failure to control our operating expenses at a level that is consistent with anticipated revenues may cause our financial results to be worse than expected. A high percentage of our expenses are fixed in the short term, so any delay in generating or recognizing revenue could cause our quarterly operating results to fall below the expectations of public market analysts or investors, which could cause the price of our stock to fall.

We may experience a delay in generating or recognizing revenue for a number of reasons. Orders at the beginning of each quarter do not equal expected revenue for that quarter and are generally cancelable at any time. Accordingly, we are dependent upon obtaining orders during a quarter and shipping those orders in the same quarter to achieve our revenue objectives. In addition, the timing of product releases, purchase orders and product availability could result in a majority of our product shipments being scheduled for the end of a quarter. Failure to ship these products by the end of a quarter may adversely affect our operating results. Our customer agreements generally allow customers to delay scheduled delivery dates or to cancel orders within specified timeframes without significant charges to the customers. Furthermore, some of our customers require that we provide set-up or inspection services that may delay the recognition of revenue, and some of our customer agreements include acceptance provisions that prevent our ability to recognize revenue upon shipment.

Our quarterly revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including, but not limited to, the following:

•	changes in general and/or specific economic conditions in the networking industry;

•	seasonal fluctuations in demand for our products and services, particularly in Asia and Europe;

•
our ability to accurately forecast demand for our products, which in the case of lower-than-expected sales may result in excess or obsolete inventory in addition to non-cancelable purchase commitments for component parts;

•	unexpected product returns or the cancellation or rescheduling of orders;

•	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

•	announcements and new product introductions by our competitors;

•	our ability to develop and support relationships with enterprise customers, service providers and other potential large customers;

•	our ability to achieve targeted cost reductions;

•	our ability to obtain sufficient supplies of sole or limited-source components for our products on a timely basis;

•	increases in the prices of the components that we purchase;

•	decreases in the prices of the products that we sell;

•	our ability to achieve and maintain desired production volumes and quality levels for our products;

•	the mix of products sold and the mix of distribution channels through which products are sold;

•	costs relating to possible acquisitions and the integration of technologies or businesses; and

•	the effect of amortization of goodwill, deferred compensation, and purchased intangibles resulting from existing or new transactions.

Due to the foregoing factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.

Intense Competition in the Market for Networking Equipment Could Prevent Us from Increasing Revenue and Returning to Profitability

The market for networking equipment is intensely competitive. Our principal competitors include Cisco Systems, Enterasys Networks, Foundry Networks, Nortel Networks and Riverstone Networks. In addition, a number of private companies have announced plans for new products, or have introduced products, that may compete with our own products. Some of our current and potential competitors have superior market leverage, longer operating histories and substantially greater financial, technical, sales, and marketing resources, in addition to wider name recognition and larger installed customer bases. These competitors may have developed, or may in the future develop, new competing products based on technologies that compete with our own products or render our products obsolete. Furthermore, a number of these competitors may merge or form strategic partnerships that enable them to offer or bring to market competitive products.

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

We Expect the Average Selling Prices of Our Products to Decrease Which May Reduce Gross Margins or Revenue

The network equipment industry has experienced rapid erosion of average selling prices due to a number of factors, including competitive pricing pressures, promotional pricing, rapid technological change and a slowdown in the economy that has resulted in excess inventory and lower prices as companies attempt to liquidate this inventory. We may experience substantial decreases in future operating results due to the erosion of our average selling prices. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, excess inventories, increased sales discounts and new product introductions by us or our competitors, including, for example, competitive products manufactured with low-cost merchant silicon. Competitive pressures are expected to increase as a result of the industry slowdown that began in the first half of 2001 coupled with the recent downturn in the broader economy. These pressures contribute significantly in the reduction of our gross margins from 51.6% for the six months ended December 31, 2000 to 38.0% for the six months ended December 31, 2001. To maintain our gross margins, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. Our failure to do so would cause our revenue and gross margins to decline, which could have a material adverse effect on our operating results and cause the price of our common stock to decline.

Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment

With the recent economic slowdown, some of our customers are forecasting that their revenue for the foreseeable future will generally be lower than anticipated. Some of these customers are experiencing, or are likely to experience, serious cash flow problems and as a result, find it increasingly difficult to obtain financing on attractive terms, if at all. If some of these customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment for the amounts that they owe us. Furthermore, they may not order as many products from us as originally forecast or cancel orders with us entirely. The inability of some of our potential customers to pay us for our products may adversely affect our cash flow, the timing of our revenue recognition and amount of revenue, which may cause our stock price to decline.

The Market in Which We Compete is Subject to Rapid Technological Change and to Compete We Must Continually Introduce New Products that Achieve Broad Market Acceptance

The network equipment market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. If we do not address these changes by regularly introducing new products, our product lines will become obsolete. Developments in routers and routing software could also significantly reduce demand for our products. Alternative technologies could achieve widespread market acceptance and displace the Ethernet technology on which we have based our product architecture. We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or devices will not supplant our own products and technology.

When we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer or cancel orders for our existing products. These actions could have a material adverse effect on our operating results by unexpectedly decreasing sales, increasing inventory levels of older products and exposing us to greater risk of product obsolescence. The market for switching products is evolving and we believe our ability to compete successfully in this market is dependent upon the continued compatibility and interoperability of our products with products and architectures offered by other vendors. In particular, the networking industry has been characterized by the successive introduction of new technologies or standards that have dramatically reduced the price and increased the performance of switching equipment. To remain competitive we need to introduce products in a timely manner that incorporate or are compatible with these emerging technologies. We cannot assure you that any new products we introduce will be commercially successful. We have experienced delays in releasing new products and product enhancements in the past that resulted in lower quarterly revenue than anticipated. We may experience similar delays in product development and releases in the future, and any delay in product introduction could adversely affect our ability to compete, causing our operating results to be below our expectations or the expectations of public market analysts or investors.

Adjustments to the Size of Our Operations May Require Us to Incur Unanticipated Costs

Prior to the quarter ended March 31, 2001, we experienced rapid growth and expansion that placed, and may in the future place, a significant strain on our resources. Subsequent to the quarter ended March 31, 2001, we incurred unanticipated costs to downsize our operations to a level consistent with the downward forecast in sales. These downsizing efforts are not yet fully complete. Even if we manage the current period of contraction effectively, as well as possible expansion in the future, we may make mistakes in restructuring or operating our business such as inaccurate sales forecasting or incorrect material planning. Any of these mistakes may lead to unanticipated fluctuations in our operating results. Our net revenue increased significantly during the last fiscal year. Furthermore, from December 31, 2000 to December 31, 2001, the number of our employees increased from 924 to 994, notwithstanding a reduction in workforce of approximately 10% of our employees conducted in April 2001. We cannot assure you that we will continue to achieve a similar pattern of growth in fiscal 2002 or that we will be able to size our operations in accordance with the potential growth or decline of our business in the future.

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

We Must Continue to Develop and Increase the Productivity of Our Indirect Distribution Channels to Increase Net Revenue and Improve Our Operating Results

Our distribution strategy focuses primarily on developing and increasing the productivity of our indirect distribution channels through resellers and distributors. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer. Many of our resellers also sell products from other vendors that compete with our products. We are developing a two-tier distribution structure in Europe and the United States. The success of this structure depends upon our ability to enter into agreements with numerous resellers and stocking distributors. We have entered into two-tier distribution agreements; however, we cannot assure you that we will be able to enter into additional distribution agreements or that we will be able to successfully manage the transition of resellers to a two-tier distribution channel. Our failure to do any of these could limit our ability to grow or sustain revenue. In addition, our operating results will likely fluctuate significantly depending on the timing and amount of orders from our resellers. We cannot assure you that our resellers will continue to market or sell our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support.

Most of Our Revenue is Derived From Sales of Three Product Families, So We are Dependent on Widespread Market Acceptance of These Products

In the year ended June 30, 2001, we derived substantially all of our revenue from sales of our Summit, BlackDiamond and Alpine products. We expect that revenue from these product families will account for a substantial portion of our revenue for the foreseeable future. Accordingly, widespread market acceptance of our product families is vital to our future success. Factors that may affect the sales of our products, some of which are beyond our control, include:

•	the demand for switching products (Gigabit Ethernet and Layer 3 switching technologies in particular) in the enterprise, service provider and MAN markets;

•	the performance, price and total cost of ownership of our products;

•	the availability and price of competing products and technologies;

•	our ability to match supply with demand for certain products; and

•	the success and development of our resellers, distributors and field sales channels.

We may not be able to achieve widespread market acceptance of our product families, which could reduce our revenue and cause our stock price to fall.

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

If a Key Reseller, Distributor, or Other Significant Customer Cancels or Delays a Large Purchase, Our Net Revenue May Decline and the Price of Our Stock May Fall

To date, a limited number of resellers, distributors and other customers have accounted for a significant portion of our revenue. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected. For example, in the quarter ended December 31, 2001, one customer accounted for 15% of our net revenue and three customers each individually accounted for nearly 10% of our revenue. Our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, so a substantial reduction or delay in sales of our products to a significant reseller, distributor or other customer could harm our business, operating results and financial condition. Although our largest customers may vary from period-to-period, we anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a relatively small number of customers, particularly in view of the high per unit sales price of our products and the length of our sales cycles.

While our financial performance depends on large orders from a limited number of key resellers, distributors and other significant customers, we do not have binding purchase commitments from any of them. For example:

•	our service provider and enterprise customers can stop purchasing and our resellers and distributors can stop marketing our products at any time;

•	our reseller agreements are non-exclusive and are for one-year terms, with no obligation upon the resellers to renew the agreements; and

•	our reseller, distributor and end-user customer agreements generally do not require minimum purchases.

Under specified conditions, some third-party distributors are allowed to return products to us. We do not recognize revenue on sales to distributors until the distributors sell the product to their customers.

The Sales Cycle for Our Products is Long and We May Incur Substantial Non-Recoverable Expenses or Devote Significant Resources to Sales that Do Not Occur When Anticipated

The timing of our revenue is difficult to predict because of our reliance on indirect sales channels and the length and variability of our sales cycle. Our products have a relatively high per unit sales price, and the purchase of our products often constitutes a significant strategic decision by a customer regarding its communications infrastructure. The decision by customers to purchase our products is often based on the results of a variety of internal procedures associated with the evaluation, testing, implementation and acceptance of new technologies. Accordingly, the product evaluation process frequently results in a lengthy sales cycle, typically ranging from three months to longer than a year, and as a result, our ability to sell products is subject to a number of significant risks, including:

•	the risk that budgetary constraints and internal acceptance reviews by customers will result in the loss of potential sales;

•	the risk of substantial variation in the length of the sales cycle from customer to customer, making decisions on the expenditure of resources difficult to assess;

•
the risk that we may incur substantial sales, marketing and service expenses and expend significant management time in an attempt to initiate or increase the sale of products to customers, but not succeed; and

•
the risk that, if a sales forecast from a specific customer for a particular quarter is not achieved in that quarter, we may be unable to compensate for the shortfall, which could harm our operating results.

We Purchase Several Key Components for Products From Single or Limited Sources and Could Lose Sales if These Suppliers Fail to Meet Our Needs

We currently purchase several key components used in the manufacture of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. Certain components such as tantalum capacitors, static random access memory, or SRAM, and printed circuit boards have been, and may be in the future, in short supply. While we have been able to meet our needs to date, we have in the past, and are likely in the future, to encounter shortages and delays in obtaining these or other components and this could have a material adverse effect on our ability to meet customer orders. Our principal sole-source components include:

•	ASICs;

•	microprocessors;

•	programmable integrated circuits;

•	selected other integrated circuits;

•	cables;

•	custom power supplies; and

•	custom-tooled sheet metal.

Our principal limited-source components include:

•	flash memories;

•	dynamic and static random access memories, or DRAMs and SRAMs, respectively; and

•	printed circuit boards.

We use our forecast of expected demand to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If forecasts exceed orders, we may have excess and/or obsolete inventory on hand or under non-cancelable purchase commitments which could have a material adverse effect on our operating results and financial condition. If orders exceed forecasts, we may have inadequate inventory of certain materials and components, which could have a material adverse effect on our operating results and financial condition. We do not have agreements fixing long-term prices or minimum volume requirements from these suppliers. From time to time we have experienced shortages and allocations of certain components, resulting in delays in filling orders. In addition, during the development of our products, we have experienced delays in the prototyping of our ASICs, which in turn has led to delays in product introductions. We cannot assure you that similar delays will not occur in the future. Furthermore, we cannot assure you that the performance of the components as incorporated in our products will meet the quality requirements of our customers.

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

We rely on independent contractors to manufacture our products. We do not have long-term contracts with any of these manufacturers. We currently utilize three companies—Flextronics International, Ltd., located in San Jose, California, Solectron Corporation, located in Milpitas, California and Plexus Corporation, located in Neenah, Wisconsin. We have experienced delays in product shipments from contract manufacturers in the past, which in turn delayed product shipments to our customers. Similar or other problems may arise in the future, such as inferior quality, insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results.

On September 18, 2001, MCMS, a contract manufacturer we previously used to manufacture some of our products, announced that it, and its two United States subsidiaries, voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in Wilmington to implement the sale. In response to this situation, we perfected security interests in our personal property located on the premises of MCMS, obtained a written acknowledgement from MCMS in regard to manufacturing equipment, products and materials owned and/or leased by us that are located on the premises of MCMS, and managed the orderly transition of production processes to other manufacturers. On January 8, 2002, MCMS completed an agreement to sell a majority of its assets to Plexus Corporation for $45 million. As a result of this sale, our ability to obtain possession or properly dispose of any remaining equipment, products or materials may be impaired, which may have a material adverse effect on our business, operating results and financial condition.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We are actively involved in disputes and licensing discussions with others regarding their claimed proprietary rights and cannot assure you that we will always successfully defend ourselves against such claims. If we are found to infringe the proprietary rights of others, or if we otherwise settle such claims, we could be compelled to pay damages and either to obtain a license to those intellectual property rights or alter our products so that they no longer infringe upon such proprietary rights. Any license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. Litigation resulting from claims that we are infringing the proprietary rights of others could result in substantial costs and a diversion of resources, and could have a material adverse effect on our business, financial condition and results of operations.

We Are Engaged in Litigation Regarding Intellectual Property Rights, and an Adverse Outcome Could Harm Our Business and Require Us to Incur Significant Costs

We have received notice from three major companies alleging that we are infringing their patents. One of these companies, Nortel Networks, filed a claim against us alleging patent infringement and we are in litigation as of the date of this filing, as further explained in Part II, Item 1,Legal Proceedings below. Following examination of this claim, we have denied Nortel’s allegations and intend to defend the action vigorously. Without regard to the merits of this or any other claim, if judgments by a court of law on this or any other claim received in the future were to be upheld, or if we otherwise agree to the settlement of such claims, the consequences to us may be severe and could require us to, among other actions:

•	stop selling our products that incorporate the challenged intellectual property;

•	obtain a license to sell or use the relevant technology, which license may not be available on reasonable terms or available at all;

•	pay damages; or

•	redesign those products that use the disputed technology.

If we are compelled to take any of the foregoing actions, our business could be severely harmed.

We Have Been Named as a Defendant in Shareholder Class Action Lawsuits That Are Now Pending and Which Continue to Be Threatened to Be Filed Which Arise Out of Our Public Offering of Securities in 1999 and 2000. If We Do Not Prevail in Such Lawsuits, Our Business May Suffer

Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. We are aware of at least three such complaints, Capuano v. Morgan Stanley & Co., Inc., et al, No. 01 CV 6148 (S.D.N.Y. July 6, 2001), Hui v. Extreme Networks, Inc., et al., No. 01 CV 6700 (S.D.N.Y. July 23, 2001) and Pond Equities, et al. v. Morgan Stanley & Co., et al. (December 5, 2001). The Hui and Capuano complaints are brought purportedly on behalf of all persons who purchased our common stock from April 8, 1999 through December 6, 2000. The Hui complaint names as defendants Extreme Networks, two of our present and former officers, and several investment banking firms that served as underwriters of our initial public offering. The Pond Equities amended complaint names Extreme Networks, eight present and former officers, four directors and several underwriters who acted as our investment bankers in our initial and secondary offerings. The Hui complaint was consolidated into the Pond Equities case. The Capuano complaint asserts claims against the underwriters only. The complaints allege liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offering did not disclose that the underwriters had: (1) agreed to allow certain customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters; and (2) arranged for certain customers to purchase additional shares in the aftermarket at pre-determined prices. In addition to the above claims asserted in connection with the initial public offering, the Pond Equities lawsuit also alleges the same claims in connection with our secondary offering. We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. No specific damages are claimed. We believe that the allegations against us and the officers and directors are without merit, and intend to contest them vigorously. We cannot assure you, however, that we will prevail in these lawsuits. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

In addition, we may become subject to other types of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could materially and adversely affect our business.

We and Manufacturers of Our Products Rely on a Continuous Power Supply to Conduct Operations, and an Energy Crisis Could Disrupt Our Business and Increase Our Expenses

California experienced an energy crisis in 2001. The recurrence of an energy crisis could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for California fall below 1.5%, electricity providers have on some occasions implemented, and may in the future continue to implement, rolling blackouts. Two of these manufacturers of our products, Flextronics and Solectron, are located in California. In the event of an energy crisis, these contractors may be unable to manufacture sufficient quantities of our products to meet our needs, or they may increase the fees charged for their services. We do not have long-term contracts with either Flextronics or Solectron. The inability of our contract manufacturers to provide us with adequate supplies of products would cause a delay in our ability to fulfill our orders, which could harm our business, and any increase in their fees could adversely affect our financial condition.

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

Our Headquarters Are Located in Northern California Where Disasters May Occur That Could Disrupt Our Operations and Harm Our Business

Our corporate headquarters are located in Silicon Valley in Northern California. Historically, this region has been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economy and posed physical risks to our and our manufacturers’ property.

In addition, terrorist acts or acts of war targeted at the United States, and specifically Silicon Valley, could cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and resellers, and customers which could have a material adverse effect on our operations and financial results.

We currently do not have redundant, multiple site capacity in the event of a natural disaster or catastrophic event. In the event of such an occurrence, our business would suffer.

If We Lose Key Personnel or are Unable to Hire Additional Qualified Personnel as Necessary, We May Not Be Able to Successfully Manage Our Business or Achieve Our Objectives

Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales, marketing and service and operations personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on Gordon Stitt, chairman, president and chief executive officer; Stephen Haddock, vice president and chief technical officer; and Herb Schneider, vice president of engineering. We do not have employment contracts with these individuals nor do we carry life insurance on any of our key personnel.

We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales, marketing and service, finance and operations personnel. The market for these personnel is competitive, especially in the San Francisco Bay Area, and we have had difficulty-hiring employees, particularly software engineers, in the timeframe we desire. In addition, retention has become more difficult for us and other public technology companies as a result of the recent stock market decline, which caused many of our employees’ options to be “under water” and caused us to implement an option exchange program. There can be no assurance that we will be successful in attracting and retaining such personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring desired personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as new product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. We have from time to time received claims like this from other companies and, although to date they have not resulted in material litigation, we do not know whether we will receive additional claims in the future as we seek to hire qualified personnel or that such claims will not result in material litigation. We could incur substantial costs in defending against any such claims, regardless of the merits of such claims.

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

Failure to Successfully Expand Our Sales and Support Teams or Educate Them In Regard to Technologies and Our Product Families May Harm Our Operating Results

The sale of our products and services requires a concerted effort that is frequently targeted at several levels within a prospective customer’s organization. We may not be able to increase net revenue unless we expand our sales and support teams in order to address all of the customer requirements necessary to sell our products.

We cannot assure you that we will be able to successfully integrate employees into our company or to educate current and future employees in regard to rapidly evolving technologies and our product families. A failure to do so may hurt our revenue growth and operating results.

We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Grow Our International Sales Depends on Successfully Expanding Our International Operations

International sales constitute a significant portion of our sales. Our ability to grow will depend in part on the continued expansion of international sales. Sales to customers outside of North America accounted for approximately 66% and 70% of our net revenue for the quarters ended December 31, 2001 and September 30, 2001, respectively. Our international sales primarily depend on the success of our resellers and distributors. The failure of our resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. In addition, there are a number of risks arising from our international business, including:

•	longer accounts receivable collection cycles;

•	difficulties in managing operations across disparate geographic areas;

•	difficulties associated with enforcing agreements through foreign legal systems;

•	the payment of operating expenses in local currencies, which exposes us to risks of currency fluctuations;

•	import or export licensing requirements;

•	difficulty in safeguarding intellectual property;

•	political and economic turbulence;

•	potential adverse tax consequences; and

•	unexpected changes in regulatory requirements, including export restrictions.

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

We May Engage in Future Acquisitions that Dilute the Ownership Interests of Our Stockholders, Cause Us to Incur Debt and Assume Contingent Liabilities

As part of our business strategy, we review acquisition and strategic investment prospects that would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. From time to time we review investments in new businesses and we expect to make investments in, and to acquire, businesses, products, or technologies in the future. In the event of any future acquisitions, we could:

•	issue equity securities which would dilute current stockholders’ percentage ownership;

•	incur substantial debt;

•	assume contingent liabilities; or

•	expend significant cash.

These actions by us could have a material adverse effect on our operating results or the price of our common stock. Moreover, even if we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits.This is particularly relevant in cases where it is necessary to integrate new types of technology into our existing portfolio and new types of products may be targeted for potential customers with which we do not have pre-existing relationships.

Acquisitions and investment activities also entail numerous risks, including:

•	difficulties in the assimilation of acquired operations, technologies or products;

•	unanticipated costs associated with the acquisition or investment transaction;

•	the diversion of management’s attention from other business concerns;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience;

•	the potential loss of key employees of acquired organizations;

•	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items; and

•	impairment charges taken in the future for goodwill amounts that cannot be supported in future periods.

We cannot assure you that we will be able to successfully integrate any businesses, products, technologies, or personnel that we might acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

We May Need Additional Capital to Fund Our Future Operations and, If It Is Not Available When Needed, We May Need to Reduce Our Planned Development and Marketing Efforts, Which May Reduce Our Net Revenue and Prevent Us From Achieving Profitability

We believe that our existing working capital, based on proceeds from the initial public offering in April 1999, proceeds from the secondary offering in October 1999, proceeds from the convertible subordinated debt offering in December 2001 and cash available from credit facilities and future operations, will enable us to meet our working capital requirements for at least the next 12 months. However, if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we may need additional capital. The development and marketing of new products and the expansion of reseller and distribution channels and associated support personnel requires a significant commitment of resources. In addition, if the markets for our products develop more slowly than anticipated, or if we fail to establish significant market share and achieve sufficient net revenue, we may continue to consume significant amounts of capital. As a result, we could be required to raise additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution of the shares held by existing stockholders. If additional funds are raised through the issuance of debt securities, such securities may provide the holders certain rights, preferences, and privileges senior to those of common stockholders, and the terms of such debt could impose restrictions on our operations. We cannot assure you that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

If Our Products Contain Undetected Software or Hardware Errors, We Could Incur Significant Unexpected Expenses and Lose Sales

Network products frequently contain undetected software or hardware errors when new versions are first released to the marketplace. In the past, we have experienced such errors in connection with new products and product upgrades. We expect that such errors will be found from time to time in new or enhanced products including the components incorporated therein after the commencement of commercial shipments. These problems may have a material adverse effect on our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from new product development efforts, and causing significant customer relations problems.

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

We Significantly Increased Our Leverage as a Result of the Sale of Convertible Subordinated Notes

In connection with the sale of convertible subordinated notes in December 2001, we incurred $200 million of indebtedness. We will require substantial amounts of cash to fund scheduled payments of interest on the convertible notes, payment of the principal amount of the convertible notes, future capital expenditures, payments on our leases and any increased working capital requirements. If we are unable to meet our cash requirements out of cash flow from operations, there can be no assurance that we will be able to obtain alternative financing. The degree to which we are financially leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements would be significantly reduced. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control. If we do not generate sufficient cash flow from operations to repay the notes at maturity, we could attempt to refinance the notes; however, no assurance can be given that such a refinancing would be available on terms acceptable to us, if at all. Any failure by us to satisfy our obligations with respect to the notes at maturity (with respect to payments of principal) or prior thereto (with respect to payments of interest or required repurchases) would constitute a default under the indenture and could cause a default under agreements governing our other indebtedness.

Our Stock Price Has Been Volatile In the Past and Our Stock Price and the Price of the Notes May Significantly Fluctuate in the Future

In the past, our common stock price has fluctuated significantly. This could continue as we or our competitors announce new products, our customers’ results fluctuate, conditions in the networking or semiconductor industry change, or when investors change their sentiment toward stocks in the networking technology sector.

In addition, fluctuations in our stock price and our price-to-earnings multiple may make our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stock rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.

Securities We Issue to Fund Our Operations Could Dilute Your Ownership

We may decide to raise additional funds through public or private debt or equity financing to fund our operations. If we raise funds by issuing equity securities, the percentage ownership of current stockholders will be reduced and the new equity securities may have rights prior to those of our common stock, including the common stock issuable upon conversion of the notes. We may not obtain sufficient financing on terms that are favorable to you or us. We may delay, limit or eliminate some or all of our proposed operations if adequate funds are not available.

Provisions in Our Charter Documents and Delaware Law and Our Adoption of a Stockholder Rights Plan May Delay or Prevent Acquisition Of Us, Which Could Decrease the Value of Our Common Stock and, Therefore, the Notes

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Although we believe these provisions of our certificate of incorporation and bylaws and Delaware law and our stockholder rights plan will provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

Our board of directors adopted a stockholder rights plan, pursuant to which we declared and paid a dividend of one right for each share of common stock held by stockholders of record as of May 14, 2001. Under the plan, each right will entitle stockholders to purchase a fractional share of our preferred stock for $150.00. Each such fractional share of the new preferred stock has terms designed to make it substantially the economic equivalent of one share of common stock. Initially the rights will not be exercisable and will trade with our common stock. Generally, the rights may become exercisable if a person or group acquires beneficial ownership of 15% or more of our common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of our common stock. When the rights become exercisable, our board of directors has the right to authorize the issuance of one share of our common stock in exchange for each right that is then exercisable.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents, short-term investments and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2001. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
Included in cash and cash equivalents	$133,765			$133,765	$133,765
Weighted average interest rate	2.79%
Included in short-term investments		$39,563		$39,563	$39,563
Weighted average interest rate		4.98%
Included in investments			$71,591	$71,591	$71,591
Weighted average interest rate			4.06%

Exchange Rate Sensitivity

Currently, all of our sales and the majority of our expenses are denominated in United States dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the three and six months ended December 31, 2001 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant.

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain operating expenses in nonfunctional currencies, denominated in Japanese Yen, the Euro, Swedish Krona and British

pound. The foreign exchange forward contracts we enter into have original maturities ranging from one to three months. We do not enter into foreign exchange forward contracts for trading purposes. See Note 5 of Notes to Condensed Consolidated Financial Statements.

PART II.    Other Information

Item 1.    Legal Proceedings

On March 14, 2001, Nortel Networks, Inc. and Nortel Networks Limited (collectively, “Nortel”) filed suit against us in the United States District Court for the District of Massachusetts, Civil Action No. 01-10443EFH. The complaint alleges willful infringement of U.S. Patent Nos. 5,790,554 (the “554 Patent”); 5,490,252; 5,408,469; 5,398,245; 5,159,595 and 4,736,363, and seeks a judgment: (a) determining that Extreme has infringed each of the six patents; (b) permanently enjoining and restraining Extreme from further infringement of each of the six patents; and (c) awarding unspecified amounts of trebled damages, together with interest, costs and attorneys’ fees. We answered Nortel’s complaint on May 17, 2001, denying that we have infringed any of the six patents and also asserting various affirmative defenses and counterclaims that seek judgment: (a) that Nortel’s complaint be dismissed; (b) that each of the six patents be declared invalid; (c) declaring that we are not infringing any of the six patents; and (d) that Nortel pay our attorneys’ fees and costs. On May 17, 2001, we also sought transfer of the action to the United States District Court for the Northern District of California. On June 28, 2001, the court denied our motion to transfer, and the action will thus proceed in Massachusetts. On July 9, 2001, the court granted a motion by F5 Networks, Inc. (“F5”) to intervene in the action. F5 contends that it is the designer, developer, and manufacturer of the product accused of infringing the 554 Patent of Count VI of Nortel’s complaint. F5 had also sought to sever and transfer Count VI in favor of an action concerning the 554 Patent pending between F5 and Nortel in the United States District Court for the Western District of Washington, but that motion was denied on July 9, 2001 without opinion. On July 13, 2001, Nortel demanded $150 million in settlement of alleged past damages. Discovery is proceeding. As set forth above, we have denied Nortel’s allegations and intend to defend the action vigorously. We cannot assure you, however, that we will prevail in this litigation. Our failure to prevail in this litigation could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. We are aware of at least three such complaints, Capuano v. Morgan Stanley & Co., Inc., et al, No. 01 CV 6148 (S.D.N.Y. July 6, 2001), Hui v. Extreme Networks, Inc., et al., No. 01 CV 6700 (S.D.N.Y. July 23, 2001) and Pond Equities, et al. v. Morgan Stanley & Co., et al. (December 5, 2001). The Hui and Capuano complaints are brought purportedly on behalf of all persons who purchased our common stock from April 8, 1999 through December 6, 2000. The Hui complaint names as defendants Extreme Networks, two of our present and former officers, and several investment banking firms that served as underwriters of our initial public offering. The Pond Equities amended complaint names Extreme Networks, eight present and former officers, four directors and several underwriters who acted as our investment bankers in our initial and secondary offerings. The Hui complaint was consolidated into the Pond Equities case. The Capuano complaint asserts claims against the underwriters only. The complaints allege liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offering did not disclose that the underwriters had: (1) agreed to allow certain customers to purchase shares in the offering in exchange for excess commissions paid to the underwriters; and (2) arranged for certain customers to purchase additional shares in the aftermarket at pre-determined prices. In addition to the above claims asserted in connection with the initial public offering, the Pond Equities lawsuit also alleges the same claims in connection with our secondary offering. We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. No specific damages are claimed. We believe that the allegations against us and the officers and directors are without merit, and intend to contest them vigorously. We cannot assure you, however, that we will prevail in these lawsuits. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

On December 3, 2001, NVidia (“NVidia”) filed an action against Extreme Networks, seeking in effect to terminate a sublease agreement under which NVidia is the sublessee and we are the sublessor, for commercial office property located at 3535 Monroe Street, Santa Clara, California (the “Sublease”). By its terms, the Sublease does not terminate until December 2002. Preliminary discovery is underway. The net present value of rent owed under the Sublease through December 2002 is approximately $2 million. We believe the grounds asserted for early termination of the Sublease are without merit. We have directed our legal counsel to pursue a cross-complaint for breach of the Sublease and intend to contest this action vigorously. We cannot assure you, however, that we will prevail in this litigation, which could have a material, adverse effect on our consolidated financial position, results of operations and cash flows in the future.

Item 2.    Changes in Securities

On December 5, 2001, we completed an offering of $200 million in aggregate principal amount of our 3.5% convertible subordinated notes due 2006. The initial purchasers of the notes were Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Robertson Stephens, Inc. From the aggregate offering price of $200.0 million we received approximately $193.9 million in net proceeds after deducting the aggregate initial purchasers’ discount of approximately $6.0 million. We plan to use the net proceeds from the offering for general corporate purposes, including working capital. The notes are convertible, at the option of the holders, into shares of our common stock at a conversion price of $20.96 per share, which is equal to a conversion rate of approximately 47.7213 shares per $1,000 principal amount of the notes. The notes may be redeemed for cash, at our option, at any time on or after December 5, 2004 in whole or in part at the redemption price per $1,000 principal amount set forth below:

Period	Redemption Price
Beginning on December 5, 2004 and ending on November 30, 2005	101.40%
Beginning on December 1, 2005 and ending on November 30, 2006	100.70%
Thereafter	100.00%

Interest is payable on the notes on June 1 and December 1 beginning on June 1, 2002. The offer and sale of the notes was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 144A promulgated thereunder. We have agreed to file a registration statement for the resale of the notes and the shares of common stock issuable upon conversion of the notes within 90 days after the closing of the offering.

Item 3.    Defaults Upon Senior Securities—None

Item 4.    Submission of Matters to a Vote of Security Holders

Extreme held its Annual Meeting of Stockholders on November 20, 2001 to elect two class II directors and to ratify the appointment of independent accountants of Extreme.

At the Annual Meeting the preceding proposals were voted on with the following results:

	Votes
	For	Against	Withheld	Abstain
Elect Charles Carinalli	94,678,431	—	—	—
Elect Promod Haque	93,957,704	—	—	—
Ratify the appointment of independent accountants	94,162,316	817,745	—	29,947

Item 5.    Other Information—None

It em 6.    Exhibits and Reports on Form 8-K

Extreme filed the following reports on Form 8-K during the three months ended December 31, 2001:

DATE OF REPORT:	ITEM(S):	DESCRIPTION:
October 23, 2001	5,7	EXTREME announced financial results for its first quarter ended September 30, 2001 and included the press release relating thereto.
November 2, 2001	5	EXTREME announced a voluntary stock option exchange program.
November 30, 2001	5,7	EXTREME announced the issuance of $175 million convertible subordinated notes due 2006.
December 13, 2001	5,7	EXTREME filed a press release dated November 30, 2001 related to the pricing of convertible subordinated notes due 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC. (Registrant)

/S/ HAROLD L. COVERT
HAROLD L. COVERT Vice President, Chief Financial Officer And Secretary

February 12, 2002