Form 10-Q
period 2002-03-31
EXTREME NETWORKS INC
filed 2002-05-13
CIK 1078271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

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

Registrant’s telephone number, including area code: (408) 579-2800

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at
May 3, 2002 was 114,935,044

EXTREME NETWORKS, INC.

FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2002

I NDEX

		PAGE

PART I.	CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets March 31, 2002 and June 30, 2001	3

	Condensed Consolidated Statements of Operations Three months and nine months ended March 31, 2002 and March 31, 2001	4

	Condensed Consolidated Statements of Cash Flows Nine months ended March 31, 2002 and March 31, 2001	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 2.	Changes in Securities	Not Applicable

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits and Reports on Form 8-K	38

Signatures		39

Part I.    Condensed Consolidated Financial Information

Item 1.    Condensed Consolidated Financial Statements

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2002	June 30, 2001

	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$201,258	$87,722
Short-term investments	16,967	69,374
Accounts receivable, net	55,765	63,211
Inventories	35,889	60,529
Deferred taxes	34,458	35,855
Other current assets	11,813	12,061

Total current assets	356,150	328,752
Property and equipment, net	54,807	57,251
Restricted investments	80,000	80,000
Marketable securities	179,212	34,406
Goodwill and purchased intangible assets, net	1,090	113,886
Deferred taxes	97,347	40,028
Other assets	12,830	12,025

	$781,436	$666,348

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$36,740	$35,890
Accrued compensation and benefits	11,255	13,309
Accrued purchase commitments	9,444	9,926
Deferred revenue	41,412	25,537
Restructuring liabilities	63,957	1,745
Other accrued liabilities	40,243	30,913

Total current liabilities	203,051	117,320
Long-term deposit	333	266
Convertible subordinated notes	200,000	—
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock and capital in excess of par value	650,189	640,655
Deferred stock compensation	(12,386)	(20,351)
Accumulated other comprehensive income (loss)	(981)	769
Accumulated deficit	(258,770)	(72,311)

Total stockholders’ equity	378,052	548,762

	$781,436	$666,348

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2002	March 31, 2001	March 31, 2002	March 31, 2001
Net revenue	$111,132	$112,106	$328,487	$376,163
Costs and expenses:
Cost of revenue	47,219	97,864	181,981	225,728
Research and development	15,396	16,497	46,411	41,193
Sales, marketing and service	34,281	41,578	106,969	117,192
General and administrative	6,294	11,284	20,381	20,442
Impairment of acquired intangible assets	89,752	—	89,752	—
Amortization of goodwill, purchased intangible assets and deferred stock compensation	15,123	8,239	45,084	22,101
Restructuring and one-time charges	73,570	34,020	73,570	34,020

Total costs and expenses	281,635	209,482	564,148	460,676

Operating loss	(170,503)	(97,376)	(235,661)	(84,513)
Loss on investments	(3,657)	(859)	(9,657)	(859)
Other income, net	801	2,864	4,924	9,378

Loss before income taxes	(173,359)	(95,371)	(240,394)	(75,994)
Benefit for income taxes	(33,560)	(25,256)	(53,935)	(18,474)

Net loss	$(139,799)	$(70,115)	$(186,459)	$(57,520)

Net loss per share—basic and diluted	$(1.23)	$(0.64)	$(1.66)	$(0.54)

Shares used in per share calculation—basic and diluted	113,281	109,028	112,638	107,433

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2002	2001
Operating activities:
Net loss	$(186,459)	$(57,520)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	23,644	13,046
Amortization of goodwill and purchased intangible assets	37,119	21,684
Impairment of acquired intangible assets	89,752	—
Provision for doubtful accounts	2,700	5,000
Deferred income taxes	(55,077)	(25,416)
In-process research and development	—	30,142
Restructuring and one-time charges	73,095	—
Amortization of deferred stock compensation	7,965	575
Equity share of affiliate losses and writedown of investments	9,657	3,708
Loss on retirement of assets	—	2,014
Compensation expense for options granted to consultants	630	630
Changes in operating assets and liabilities:
Accounts receivable	4,746	(32,916)
Inventories	24,640	(39,385)
Other current and noncurrent assets	(3,751)	824
Accounts payable	850	(1,422)
Accrued compensation and benefits	(2,054)	4,182
Accrued purchase commitments	(482)	7,163
Deferred revenue	15,875	24,286
Other accrued liabilities	7,584	9,111
Long term deposit	67	(40)

Net cash provided by (used in) operating activities	50,501	(34,334)

Investing activities:
Capital expenditures	(30,337)	(39,077)
Purchases and maturities of investments, net	(94,149)	25,861
Acquisition of business	(14,920)	2,291
Minority investments	—	(7,500)

Net cash used in investing activities	(139,406)	(18,425)

Financing activities:
Proceeds from issuance of common stock	8,904	19,099
Proceeds from issuance of convertible subordinated notes, net	193,537	—

Net cash provided by financing activities	202,441	19,099

Net increase (decrease) in cash and cash equivalents	113,536	(33,660)
Cash and cash equivalents at beginning of period	87,722	116,721

Cash and cash equivalents at end of period	$201,258	$83,061

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    DESCRIPTION OF BUSINESS

Extreme Networks, Inc. (the “Company” or “Extreme”) provides an effective applications and service infrastructure by creating networks that are faster, less complex and more cost-effective than conventional solutions. Its family of Ethernet switching solutions are used by enterprises and metro service providers around the world.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Extreme’s fiscal year is a 52/53-week fiscal accounting year. Fiscal 2002 and 2001 are 52-week fiscal years. The March 31, 2002 quarter closed on March 31, 2002 and comprised 13 weeks of revenue and expense activity. All references herein to “fiscal 2001” or “2001” refer to the fiscal year ended July 1, 2001.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Extreme pursuant to the rules and regulations of the Securities and Exchange Commission. These statements include the accounts of Extreme Networks, Inc. and its wholly-owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position at March 31, 2002 and the operating results and cash flows for the three and nine months ended March 31, 2002 and March 31, 2001. The condensed balance sheet at June 30, 2001 has been derived from audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with Extreme’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2001, included in Extreme’s Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for future quarters or the fiscal year ending June 30, 2002. Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2002 presentation.

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

Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but are not limited to, accounting for the allowance for doubtful accounts, inventory reserves, depreciation and amortization, impairment of purchased intangible assets and minority investments, sales returns, warranty costs and income taxes. Actual results could differ materially from these estimates.

Accounting Reclassification

Effective in the first quarter of fiscal 2002, we no longer report deferred revenue associated with inventory at distributors in our deferred revenue account or accounts receivable account in our condensed consolidated balance sheet. Deferred revenue and accounts receivable balances for all previous periods have been reclassified to conform to the current year presentation. The reclassification made to the balance sheet dated June 30, 2001, resulted in a decrease in accounts receivable of $12.5 million, a decrease in other current assets of $9.5 million, an increase in other accrued liabilities of $9.8 million and a decrease in deferred revenue of $31.8 million. This reclassification had no impact on working capital or results of operations.

Cash Equivalents and Short-Term and Long Term Investments

Extreme considers cash and all highly liquid investment securities purchased with an original maturity of less than three months at date of purchase to be cash equivalents. Extreme’s investments comprise United States state and municipal government obligations and corporate securities. Investments with maturities of less than one year are considered short term and investments with maturities greater than one year are considered long term.

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

Extreme also has made minority investments in various privately held companies. These investments are included in other long term assets on our balance sheet and are generally carried at cost. We monitor these investments for other than temporary impairment and make appropriate reductions in carrying values when necessary. We recorded write-downs of $3.7 million and $9.7 million related to impairments of our privately held investments for the three and nine months ended March 31, 2002, respectively. The impairment charges were related to the decline in the fair value of our investment below the cost basis that was considered to be other than temporary. We recorded write-downs of $0.9 million related to impairments of our privately held investments for the three and nine months ended March 31, 2001. A total of $0.3 million of carrying value of our privately held investments remained as of March 31, 2002.

Fair Value of Financial Instruments

The carrying amounts of certain of Extreme’s financial instruments, including cash and equivalents, approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

Derivatives

Extreme adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS 133”) for the fiscal year ending July 1, 2001. Extreme enters into foreign exchange forward contracts to offset the impact of currency fluctuations on certain operating expenses in nonfunctional currencies, denominated in Japanese Yen, the Euro, Swedish Krona and the British Pound. These foreign exchange forward contracts have original maturities ranging from one to three months. We do not enter into foreign exchange forward contracts for trading purposes. See Note 5.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market (on a first-in, first-out basis). Inventories consist of the following (in thousands):

	March 31, 2002	June 30, 2001
Raw materials	$8,883	$20,671
Finished goods	27,006	39,858

Total	$35,889	$60,529

Restricted Investments

We restricted $80.0 million of our investment securities as collateral for specified obligations of Extreme, as the lessee, under two operating leases for our campus facility. These investment securities are restricted as to the terms of withdrawal and are managed by a third party subject to certain limitations under our investment policy. Effective May 7, 2002 we exercised the option to purchase these properties for an aggregate of $80.0 million. We used this cash collateral to make these payments and acquire the campus facility. See Note 4.

Concentration of Credit Risk, Product and Significant Customers and Supplier Information

Extreme may be subject to concentration of credit risk as a result of certain financial instruments consisting principally of marketable investments and accounts receivable. We have placed our investments with high-credit quality issuers. Extreme will not invest an amount exceeding 10% of the corporation’s combined cash, cash equivalents, short-term and long-term investments, in the securities of any one obligor or maker, except for obligations of the United States, obligations of United States agencies and money market accounts. We perform ongoing credit evaluations of our customers and generally do not require collateral. Two customers accounted for 14% and 13% of our net revenue for the three months ended March 31, 2002 and one customer accounted for 17% of our net revenue for the three months ended March 31, 2001. One customer accounted for 15% of our net revenue for each of the nine months ended March 31, 2002 and March 31, 2001.

One supplier currently manufacturers all of Extreme’s application specific integrated circuits, or ASICs, used in essentially all of Extreme’s hardware products. Any interruption or delay in the supply of any of these, or other single source components, or the inability to procure these components from alternate sources at acceptable prices and within a reasonable timeframe, would have a material adverse effect on Extreme’s ability to meet customer orders which would negatively impact its operating results and financial condition. In addition, qualifying additional suppliers can be time-consuming and expensive, and may increase the likelihood of design- or production-related errors. Extreme attempts to mitigate these risks by working closely with its ASIC supplier regarding production planning and the timing of new product introductions.

We currently derive most of our revenue from sales of our Summit, BlackDiamond and Alpine products. Extreme expects that revenue from these products will account for a substantial portion of its revenue for the foreseeable future. Accordingly, widespread market acceptance of these products is critical to our future success.

Goodwill and Purchased Intangible Assets

Goodwill and purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic life of the respective asset, generally two to five years. Goodwill and purchased intangible assets, consist of the following (in thousands):

	March 31, 2002	June 30, 2001
Goodwill	$158,245	$143,325
Purchased intangible assets	11,158	11,158

	169,403	154,483
Less: accumulated amortization	(78,561)	(40,597)
Less: impairment charge (Note 10)	(89,752)	—

	$1,090	$113,886

Income Taxes

Income tax expense (benefit) is based on pre-tax financial accounting income (loss). Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Impairment of Long-Lived Assets

Long-lived assets, including goodwill and purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

Extreme makes certain sales to partners in two-tier distribution channels. The first tier consists of a limited number of third-party distributors that sell primarily to resellers and on occasion to end-user customers. Under specified conditions, we grant the right to these distributors to return a portion of unsold inventory to us for the purpose of stock rotation. We defer recognition of revenue on sales to distributors until the distributors sell the product. Extreme no longer reports deferred revenue associated with inventory at distributors in our deferred revenue account or accounts receivable account in our condensed consolidated balance sheet. Deferred revenue and accounts receivable balances for all previous periods have been reclassified to conform to the current year presentation. The second tier of the distribution channel consists of a large number of third-party resellers that sell directly to end-users and are not granted return privileges. We generally record revenue to these third-party resellers upon shipment, net of a return allowance, which we determine based on our experience.

Warranty Reserves

Extreme’s hardware warranty period is typically 12 months from the date of shipment to the end user and 14 months from the date of shipment to the reseller. Upon shipment of products to our customers, including both end users and resellers, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue the amount as revenue is recognized. We also estimate expenses based upon actual experience, or for specific product warranty problems that may be identified after shipment, and adjust accruals based upon such experience.

Advertising

Cooperative advertising obligations with customers are accrued and the costs expensed at the same time the related revenue is recognized. All other advertising costs are expensed as incurred. Advertising expenses for the three months ended March 31, 2002 and 2001 were approximately $1.9 million and $3.2 million, respectively. Advertising expenses for the nine months ended March 31, 2002 and 2001 were approximately $5.7 million and $8.8 million, respectively.

Net Revenue by Geographic Area

Information regarding geographic areas is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net revenue:
Americas (including North and South)	$39,579	$49,948	$109,850	$180,056
Europe, Middle East and Africa (“EMEA”)	27,186	30,535	75,088	97,948
Japan	37,049	22,617	112,350	67,349
Other	7,318	9,006	31,199	30,810

	$111,132	$112,106	$328,487	$376,163

Revenue is attributed to regions based on the location of the customers.

Net Income (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options, warrants, convertible subordinated notes and convertible securities. Dilutive earnings per common share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings per common share calculation plus the dilutive effect of options, warrants, convertible subordinated notes and convertible securities. Diluted net loss per share is the same as basic net loss per share for the three and nine months ended March 31, 2002 and 2001 because Extreme had a net loss for each of these periods. If Extreme had been profitable during these periods, diluted earnings per share would have been reduced by the calculated effect of outstanding stock options of 4,130,000 and 5,776,000 for the three months ended March 31, 2002 and March 31, 2001, respectively, and of 5,017,000 and 10,658,000 for the nine months ended March 31, 2002 and March 31, 2001, respectively. In addition, the impact of the assumed conversion of our subordinated notes that were issued in December 2001 was excluded from diluted earnings per share for all periods because their effect was anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share (unaudited in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net loss	$(139,799)	$(70,115)	$(186,459)	$(57,520)

Weighted-average shares of common stock outstanding	114,535	110,259	114,138	108,434
Less: Weighted-average shares subject to repurchase	(1,254)	(1,231)	(1,500)	(1,001)

Weighted-average shares used in per share calculation – basic and diluted	113,281	109,028	112,638	107,433

Net loss per share – basic and diluted	$(1.23)	$(0.64)	$(1.66)	$(0.54)

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

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill and intangible assets having indefinite lives to be reviewed annually for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires that purchased intangible assets other than goodwill are to be amortized over their useful lives unless these lives are determined to be indefinite. SFAS 142 applies to goodwill and intangible assets acquired after June 30, 2001. SFAS 142 also requires an evaluation of existing goodwill and intangible assets acquired from business combinations completed before June 30, 2001. Application of SFAS 142 to goodwill and intangible assets acquired from business combinations completed before June 30, 2001 will eliminate approximately $0.3 million in amortization of goodwill and intangibles with indefinite lives for fiscal 2003. We intend to adopt SFAS 142 effective July 1, 2002.

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

In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, which addresses the accounting for consideration given by a vendor to a customer. Extreme has evaluated the impact of EITF No. 01-09 and believes its adoption will not have a material impact on its financial position or results of operations.

In November 2001, the FASB issued an announcement on the topic of “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred” (the “Announcement”). The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement. The Announcement should be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods should be reclassified to comply with the guidance in this announcement. Historically, the Company has netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations. Extreme adopted the Announcement beginning in the third quarter of fiscal 2002. The impact upon revenue and cost of revenue in this quarter was not material. The Announcement will have no impact on Extreme’s gross margin or net income (loss) but will increase its net revenue and cost of revenue. Prior periods are not anticipated to be materially affected.

3.    BUSINESS COMBINATIONS AND INVESTMENTS

Acquisitions in Fiscal Year 2001

During fiscal year 2001, Extreme acquired privately-held Optranet, Inc. (“Optranet”), a developer of broadband access equipment in which Extreme previously held a minority interest. In addition, a related party of Extreme was a significant investor of Optranet at the time of Extreme’s initial investment. Also during fiscal year

2001, Extreme acquired privately-held Webstacks, Inc. (“Webstacks”), a developer of broadband access equipment in which Extreme previously held a minority interest. In addition, a related party of Extreme was a significant investor of Webstacks at the time of Extreme’s initial investment. Prior to these acquisitions, Extreme accounted for Optranet and Webstacks under the equity method. In connection with these acquisitions, Extreme acquired all of the outstanding stock and assumed all of the outstanding stock options of the respective acquirees. Both acquisitions were accounted for as purchase business combinations. Accordingly, the results of operations of the acquired companies have been included with those of Extreme for periods subsequent to the respective dates of acquisition. The fair value of the intangible assets was determined using a combination of valuation methods, including an income approach for the technology and a cost approach for the assembled workforce.

The value of the acquired in-process technology for the acquired companies was computed using a discounted cash flow analysis rate of 30% on the anticipated income stream of the related product revenue. The discounted cash flow analysis was based on management’s forecast of future revenue, cost of revenue and operating expenses related to the products and technologies purchased from these companies. The calculation of value was then adjusted to reflect only the value creation efforts of these companies prior to the close of each acquisition. The acquired intangible assets and goodwill are being amortized using the straight-line method over their estimated useful lives of five years. Amortization of acquired intangibles and goodwill associated with the acquisitions of Optranet and Webstacks totaled $6.4 million and $9.7 million, respectively, for the nine months ended March 31, 2002. Extreme recognized deferred stock compensation associated with unvested stock options issued to employees that were assumed in conjunction with these acquisitions. This amount is included as a component of stockholders’ equity and is being amortized ratably by charges to operations over the vesting period of the options. Amortization of stock-based compensation associated with the acquisitions of Optranet and Webstacks totaled $2.2 million and $0.2 million, respectively, for the nine months ended March 31, 2002 and relates to options awarded to employees in research and development.

The following table presents the purchase price allocation of these acquisitions during fiscal year 2001 (in millions):

	Optranet	Webstacks
In-process research and development	$13.4	$16.8
Assembled workforce	1.5	0.9
Deferred compensation	21.9	2.5
Net fair value of tangible assets acquired and liabilities assumed	2.6	1.4
Deferred tax liabilities	(7.4)	—
Excess of cost over fair value of net assets acquired	41.2	67.6

Purchase price	$73.2	$89.2

Acquisition date	January 2001	March 2001
Shares of Extreme stock issued	1.4	2.9
Employee stock options assumed	0.6	0.1

Total shares of Extreme stock issued and assumed	2.0	3.0

Cash received in the acquisition	$1.6	$0.7

Pursuant to the terms of the merger agreement with Webstacks, Extreme paid $14.9 million of additional cash consideration to the former shareholders of Webstacks during the second quarter of fiscal 2002 as a result of the accomplishments of certain technology milestones. This amount was recorded as additional goodwill.

During the three months ended March 31, 2002, it was determined that there was an other than temporary impairment of some of the goodwill and other intangible assets related to the acquisitions of Optranet and Webstacks. See Note 11.

Pro forma results of operations have not been presented for Optranet or Webstacks because the prior operating results of these entities were not material on either an individual or an aggregate basis.

4.    COMMITMENTS AND CONTINGENCIES

Leases

In June 2000, we entered into two operating lease agreements for approximately 16 acres of land and the accompanying 275,000 square feet of buildings to house our primary facility in Santa Clara, California (the “Property”). The two lease agreements provided us with the option to purchase the Property at any time during the lease term. On April 22, 2002, we exercised the option to purchase the Property and title to the Property was transferred to us on May 7, 2002. We were obligated to pay a total of $80.0 million for the Property which consisted of $31.4 million under one lease agreement and $48.6 million under the other lease agreement. As part of the original lease transaction, we restricted $80.0 million of our investment securities as collateral for specified obligations under the lease agreements. We transferred the $80.0 million of investment securities held as security for the lease obligations to the lessor as our payment for the Property.

The current appraised value of the properties is $38.0 million and therefore we recognized a restructuring charge, net of a $3.0 million improvement allowance, of $39.0 million in the three months ended March 31, 2002. Upon completion of this transaction, which occurred in our fourth quarter, we will account for the assets under the leases as fixed assets on our balance sheet at fair market value.

As part of our business relationship with MCMS, a contract manufacturer we previously used, we entered into a $9.0 million equipment lease for manufacturing equipment with a third party financing company; we in turn subleased the equipment to MCMS. Due to the liquidity problems at MCMS and their voluntary bankruptcy filing for protection under Chapter 11 on September 18, 2001 (See “Risk Factors — Our Dependence on Contract Manufacturers for Substantially All of Our Manufacturing Requirements Could Harm Our Operating Results.”) we recorded a charge of $9.0 million related to the equipment lease in the quarter ended September 30, 2001.

Legal Proceedings

On March 14, 2001, Nortel Networks, Inc. and Nortel Networks Limited (collectively, “Nortel”) filed suit against us in the United States District Court for the District of Massachusetts, Civil Action No. 01-10443EFH. The complaint alleges willful infringement of U.S. Patent Nos. 5,790,554 (the “554 Patent”); 5,490,252; 5,408,469; 5,398,245; 5,159,595 and 4,736,363, and seeks a judgment: (a) determining that Extreme has infringed each of the six patents; (b) permanently enjoining and restraining Extreme from further infringement of each of the six patents; and (c) awarding unspecified amounts of trebled damages, together with interest, costs and attorneys’ fees. We answered Nortel’s complaint on May 17, 2001, denying that we have infringed any of the six patents and also asserting various affirmative defenses and counterclaims that seek judgment: (a) that Nortel’s complaint be dismissed; (b) that each of the six patents be declared invalid; (c) declaring that we are not infringing any of the six patents; and (d) that Nortel pay our attorneys’ fees and costs. On May 17, 2001, we also sought transfer of the action to the United States District Court for the Northern District of California. On June 28, 2001, the court denied our motion to transfer, and the action will thus proceed in Massachusetts. On July 9, 2001, the court granted a motion by F5 Networks, Inc. (“F5”) to intervene in the action. F5 contends that it is the designer, developer, and manufacturer of the product accused of infringing the 554 Patent of Count VI of Nortel’s complaint. F5 had also sought to sever and transfer Count VI in favor of an action concerning the 554 Patent pending between F5 and Nortel in the United States District Court for the Western District of Washington, but that motion was denied on July 9, 2001 without opinion. On July 13, 2001, Nortel demanded $150.0 million in settlement of alleged past damages. Discovery is proceeding. As set forth above, we have denied Nortel’s allegations and intend to defend the action vigorously. We cannot assure you, however, that we will prevail in this litigation. Our failure to prevail in this litigation could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The case were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from April 8, 1999 through December 6, 2000. It names as defendants the Company; six of the Company’s present and former officers; and several investment banking firms that served as underwriters of the Company’s initial public offering and November 1999 secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The Securities Act of 1933 allegations against the Company and its officers are made as to the secondary offering only. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed. We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. We believe that the allegations against us and the officers and directors are without merit, and intend to contest them vigorously. We cannot assure you, however, that we will prevail in these lawsuits. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

On December 3, 2001, NVidia (“NVidia”) filed an action against Extreme Networks, seeking in effect to terminate a sublease agreement under which NVidia is the sublessee and we are the sublessor, for commercial office property located at 3535 Monroe Street, Santa Clara, California (the “Sublease”). By its terms, the Sublease does not terminate until December 2002. Preliminary discovery is underway. The net present value of rent owed under the Sublease through December 2002 is approximately $2.0 million. We believe the grounds asserted for early termination of the Sublease are without merit. We have directed our legal counsel to pursue a cross-complaint for breach of the Sublease and intend to contest this action vigorously.

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

At March 31, 2002, Extreme had forward foreign exchange contracts of less than three months duration, to exchange principally Japanese Yen, British Pounds, Swedish Krona and Euros for United States dollars in the net amount of $11.4 million. Of these amounts, forward contracts to purchase foreign currency represented $11.6 million and forward contracts to sell foreign currency represented $0.2 million.

6.    INCOME TAXES

Extreme has recorded tax benefits of $33.6 million and $53.9 million for the three and nine months ended March 31, 2002, respectively. The benefits for the three and nine months ended March 31, 2002 result in effective tax rates of 19.4% and 22.4%, respectively, which consist primarily of federal and state income tax benefits, offset by foreign taxes and nondeductible goodwill.

7.    COMPREHENSIVE INCOME (LOSS)

The following are the components of accumulated other comprehensive income (loss), net of tax (in thousands):

	March 31, 2002	June 30, 2001
Unrealized gain (loss) on investments	$(728)	$710
Change in fair value of derivatives	15	—
Foreign currency translation adjustments	(268)	59

Accumulated other comprehensive income (loss)	$(981)	$769

The following schedule of other comprehensive income (loss) shows the gross current-period gain (loss) and the reclassification adjustment (unaudited, in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net loss	$(139,799)	$(70,115)	$(186,459)	$(57,520)

Other comprehensive income (loss):
Change in unrealized gain on investment, net	(1,850)	489	(1,438)	1,547
Change in unrealized loss on derivatives	174	—	15	—
Change in accumulated translation adjustments	(70)	(94)	(327)	(166)

Total comprehensive loss	$(141,545)	$(69,720)	$(188,209)	$(56,139)

8.    CONVERTIBLE SUBORDINATED NOTES

In December 2001, Extreme completed a private placement of $200.0 million of convertible subordinated notes. The notes mature in 2006. Interest is payable semi-annually at 3.5% per annum. The notes are convertible at the option of the holders into Extreme’s common stock at an initial conversion price of $20.96 per share, subject to adjustment. In lieu of issuing common shares, the notes are redeemable in cash at the option of Extreme at an initial redemption price of 101.4% of the principal amount on or after December 2004 if not converted to common stock prior to the redemption date. Extreme has reserved 9,544,260 shares of common stock for the conversion of these notes. Offering costs of approximately $6.5 million are included in other assets and are amortized using the interest method. Each holder of the notes has the right to cause Extreme to repurchase all of such holder’s convertible notes at 100% of the principal amount plus accrued interest upon a change of control of ownership of Extreme, as defined in the notes.

9.    STOCK OPTION EXCHANGE PROGRAM

On October 31, 2001, Extreme filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission related to a voluntary stock option exchange program for its employees. Extreme’s executive officers, directors and vice presidents are not eligible to participate in this program. Under the program, Extreme employees were given the opportunity to voluntarily cancel unexercised vested and unvested stock options previously granted to them that have an exercise price of $10.00 or more. Participants who elected to exchange any options must also exchange any other options granted to him or her during the six months before the cancellation date of December 4, 2001. The canceled stock options will be exchanged for replacement stock options to be granted at a date at least six months plus one day after the option cancellation date of December 4, 2001. The replacement stock options will be for the same number of shares as the canceled options. The replacement stock options will be granted with an exercise price equal to the fair market value of Extreme stock on the date of grant, which is scheduled to be June 5, 2002. In order to receive new stock options, an employee must remain employed with Extreme or one of its subsidiaries until the date when the replacement stock options are granted. Approximately 5.8 million stock options were accepted for exchange under this program and, accordingly, were canceled on December 4, 2001.

10.    RESTRUCTURING AND ONE-TIME CHARGES

During the three months ended March 31, 2002, Extreme recorded $73.6 million in restructuring and one-time charges as follows (in thousands):

	Charges for the nine months ended March 31, 2002	Cash payments and write-offs	Reserve balance at March 31, 2002
Synthetic lease	$39,000	$—	$39,000
Excess facilities	25,432	(475)	24,957
Asset impairments	9,138	(9,138)	—

Total	$73,570	$(9,613)	$63,957

A $39.0 million charge was taken in the three months ended March 31, 2002 related to a synthetic lease we entered into in June 2000, as described in Note 4 under the heading “Leases.” Effective May 7, 2002 we exercised the option to purchase the leased properties for an aggregate of $80.0 million to take title. Since the current appraised value of the properties is $38.0 million we recognized a restructuring charge, net of a $3.0 million improvement allowance, of $39.0 million. Upon completion of this transaction we will account for the assets under the leases as fixed assets on our balance sheet. These properties will be depreciated over an estimated life of 25 years.

Excess facilities charges for the nine months ended March 31, 2002 were $25.4 million. These costs are the result of our decision to reduce or exit certain domestic and international facilities. The estimated facilities costs are based on current comparable rates for leases in the respective markets or estimated termination fees. The actual loss could exceed this estimate if we are unsuccessful in negotiating affordable termination fees on certain facilities, if facility operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities, or if other estimates and assumptions change. We anticipate that we will continue to make cash outlays to meet lease obligations for these facilities through 2011 unless estimates and assumptions change or we are able to negotiate to exit the leases prior to 2011. Assets disposed of or removed from these excess facilities and not intended for use consisted primarily of computer equipment and software that will no longer be needed as a result of the decision to reduce or exit facilities. Asset impairments were $9.1 million for the nine months ended March 31, 2002. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon then current actual events and circumstances.

Restructuring and one-time charges in the three months ended March 31, 2001 includes a write-off of acquired technologies of $30.2 million and a restructuring charge of $3.8 million. The $30.2 million non-

recurring charges consist of $13.4 million related to the purchase of Optranet on January 31, 2001 and $16.8 million related to the purchase of Webstacks on March 7, 2001. The value assigned to purchased in-process research and development was determined through valuation techniques generally used by appraisers in the high-technology industry and was immediately expensed in the period of acquisition because technological feasibility had not been established and no alternative use had been identified.

In March 2001, the Company implemented a restructuring plan in order to lower the Company’s overall cost structure. Restructuring charges included in other operating expenses were $3.8 million in the quarter ended March 31, 2001. The restructuring expense included $2.1 million in the write-off and write-down in carrying value of equipment and $1.7 million in facility closure expenses.

11.    IMPAIRMENT OF ACQUIRED INTANGIBLE ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances occur that indicate the carrying amount of the assets may not be fully recoverable. The following indicators of potential impairment were observed in the three months ended March 31, 2002:

Webstacks

•	diminished revenue expectations in primary targeted markets due to negative economic conditions; and

•	slowdown in secondary targeted markets, although there continues to be potential for moderate growth

Optranet

•	diminished revenue expectations in primary targeted markets due to bankruptcy or dissolution of customers; and

•	limited potential in secondary targeted markets due to decreased information technology spending and competition with established competing products

Due to these identified impairment factors, with the assistance of independent valuation experts, Extreme performed asset impairment tests at the lowest operational level that had separately identifiable cash flows related to the Webstacks and Optranet intangible assets and goodwill. The tests were performed by comparing the expected undiscounted cash flows over 57 month periods for each of Webstacks and Optranet to the carrying amount of the long-lived assets resulting from the acquisitions. The conclusion of these tests was that the decline in value of the Webstacks and Optranet intangible assets and goodwill was significant and other than temporary. The impairment loss was measured as the amount by which the carrying values of such assets exceeded their fair value. Measurement of fair value was based on analyses of the discounted future cash flows at the Webstacks and Optranet level. In performing these analyses, Extreme used the best information available under the circumstances, including reasonable and supportable assumptions and projections of future operating results. The discount rates used in the analyses were 20% for each of Webstacks and Optranet, which were based on historical risk premiums required by investors for companies of Extreme’s size, industry and capital structure and included risk factors specific to the sectors in which the two companies operated. These amounts are based on management’s best estimate of future results. As a result of the assessment, the Company determined that an other than temporary impairment existed relating to the Company’s acquisitions of Optranet and Webstacks. As a result, the Company recorded a charge to reduce goodwill and purchased intangible assets of $89.8 million during the three months ended March 31, 2002.

Part I.    Condensed Consolidated Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to, but not limited to, our expectations as to product demand and revenue, our expectations regarding results of operations, cash flows and product gross margins, our expectations to continue to develop new products and enhance existing products, our expectations regarding the amount of research and development expenses, our expectations relating to selling, general and administrative expenses, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expected effective income tax rate, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding the rationalization of our workforce and facilities, and our expectations regarding materials and inventory management. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the section entitled Risk Factors identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements.

Results of Operations

Net revenue.    Net revenue decreased from $112.1 million for the three months ended March 31, 2001 to $111.1 million for the three months ended March 31, 2002, a decrease of $1.0 million. Net revenue decreased from $376.2 million for the nine months ended March 31, 2001 to $328.5 million for the nine months ended March 31, 2002, a decrease of $47.7 million. These decreases were due primarily to a decline in revenue from customers in North America, as our business was negatively impacted by the cautious purchasing behavior of customers in the current economic environment, partially offset by an increase in revenues from customers in Japan.

Our revenue is derived from sales of our Summit, BlackDiamond and Alpine product families, in addition to service fees relating to our products, including installation, maintenance and training. The level of sales to any customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. See “Risk Factors—If a Key Reseller, Distributor or Other Significant Customer Cancels or Delays a Large Purchase, Our Net Revenue May Decline and the Price of Our Stock May Fall.” Two customers accounted for 14% and 13% of our net revenue for the three months ended March 31, 2002 and one customer accounted for 17% of our net revenue for the three months ended March 31, 2001. One customer accounted for 15% of our net revenue for each of the nine months ended March 31, 2002 and March 31, 2001.

We market and sell our products primarily through resellers, distributors and, to a lesser extent, direct to end users. We sell our products through more than 250 resellers in approximately 50 countries. For the three months ended March 31, 2002 and 2001, sales to customers outside of North America accounted for approximately 64% and 55% of our net revenue, respectively. For the nine months ended March 31, 2002 and 2001, sales to customers outside of North America accounted for approximately 67% and 54% of our net revenue, respectively. We expect that export sales will continue to represent a significant portion of net revenue, although we cannot assure you that export sales as a percentage of net revenue will remain at current levels. Currently, all of our international sales are denominated in United States dollars. See “Risk Factors—We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Increase Our International Sales Depends on Successfully Expanding Our International Operations.”

Our business and results of operations have been negatively impacted by the severe and continued downturn in the United States economy. This downturn has adversely affected demand for our products and services and made it increasingly difficult to accurately forecast demand for products and future production requirements. We do not know the extent, severity or length of this economic downturn in the United States or in the other geographic regions where we currently sell our products.

Cost of Revenue.    Cost of revenue includes costs of raw materials, direct labor, manufacturing overhead and amounts paid to third-party contract manufacturers, and other costs related to warranty and contractual obligations. Net revenue less cost of revenue (gross profit) increased from $14.2 million for the three months ended March 31, 2001 to $63.9 million for the three months ended March 31, 2002, an increase of $49.7 million. Gross margin (gross profit as a percentage of net revenue) increased from 12.7% for the three months ended March 31, 2001 to 57.5% for the three months ended March 31, 2002. These increases in both the gross profit and the gross margin were primarily due to a one-time $40.3 million charge for excess and obsolete inventory and non-cancelable purchase commitments in the three months ended March 31, 2001, an excess inventory benefit taken in the three months ended March 31, 2002 of approximately $4.7 million and the capitalization of service inventory maintained at our service locations. Gross margins were adversely affected in the quarter ended March 31, 2002 by warranty reserve accruals for repair costs associated with a component problem, net of anticipated reimbursements from the component supplier. Gross profit decreased from $150.4 million for the nine months ended March 31, 2001 to $146.5 million for the nine months ended March 31, 2002, a decrease of $3.9 million, primarily due to the related decrease in revenue. Gross margin increased from 40.0% for the nine months ended March 31, 2001 to 44.6% for the nine months ended March 31, 2002, primarily due to shifts in product mix and a decrease in the net charges related to contract manufacturers and other costs associated with the carrying value of inventory.

Gross margin may be adversely affected in the future by increases in material or labor costs, excess inventory, obsolescence charges, changes in shipment volume, loss of cost savings, increased price competition, geographic mix and changes in channels of distribution or in the mix of products sold. We believe the accruals we have made for warranty costs are adequate to address known warranty issues, however, if product or related warranty costs associated with our products are greater than we have experienced, gross margin may also be adversely affected. We may not be able to predict the timing and cost of these additional warranty matters.

Research and development expenses.    Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products. Research and development expenses decreased from $16.5 million for the three months ended March 31, 2001 to $15.4 million for the three months ended March 31, 2002, a decrease of $1.1 million, primarily due to the timing of variable project expenses. Research and development expenses increased from $41.2 million for the nine months ended March 31, 2001 to $46.4 million for the nine months ended March 31, 2002, an increase of $5.2 million. These increases were primarily due to higher payroll and related personnel expenses associated with the addition of new personnel, partly as a result of recent corporate acquisitions by Extreme, to support our broad range of product development activities. We expense all research and development expenses as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect these expenses to remain at current levels in the near term.

Sales, marketing and service expenses.    Sales, marketing and service expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and field service support functions, as well as trade shows and promotional expenses. Sales, marketing and service expenses decreased from $41.6 million for the three months ended March 31, 2001 to $34.3 million for the three months ended March 31, 2002, a decrease of $7.3 million. Sales, marketing and service expenses decreased from $117.2 million for the nine months ended March 31, 2001 to $107.0 million for the nine months ended March 31, 2002, a decrease of $10.2 million. These decreases were primarily due to reductions in the headcount of our direct sales force and lower aggregate sales commissions. We do not expect that sales, marketing and service expenses will change significantly in the near term.

General and administrative expenses.    General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses decreased from $11.3 million for the three months ended March 31, 2001 to $6.3 million for the three months ended March 31, 2002, a decrease of $5.0 million.

This decrease was primarily due to a bad debt expense in the three months ended March 31, 2001. General and administrative expenses remained stable at $20.4 million for the nine months ended March 31, 2002 and 2001. We do not expect that general and administrative expenses will change significantly in the near term.

Impairment of acquired intangible assets.    During the three months ended March 31, 2002, we evaluated goodwill and purchased intangible assets associated with recent acquisitions for impairment. The assessment was performed in accordance with SFAS 121 as a result of weakening economic conditions and decreased current and expected future demand for certain categories of products in the markets in which we operate. As a result of the assessment, we recorded a charge to reduce goodwill and purchased intangible assets of $89.8 million.

Amortization of goodwill, purchased intangible assets and deferred stock compensation.    Amortization of goodwill, purchased intangible assets and deferred stock compensation increased from $8.2 million for the three months ended March 31, 2001 to $15.1 million for the three months ended March 31, 2002, an increase of $6.9 million. Amortization of goodwill, purchased intangible assets and deferred stock compensation increased from $22.1 million for the nine months ended March 31, 2001 to $45.1 million for the nine months ended March 31, 2002, an increase of $23.0 million. These increases were due to the amortization related to the Optranet and Webstacks acquisitions (see Note 3 of Notes to Condensed Consolidated Financial Statements) that occurred in fiscal 2001. We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. This review could result in a charge to earnings in the period any impairment is determined.

Restructuring and one-time charges.    Restructuring and one-time charges in the three months ended March 31, 2002 include a charge for the synthetic lease of $39.0 million, a write-off of excess facilities of $25.4 million and a write-off of fixed assets of $9.1 million, as described below. Restructuring and one-time charges in the three months ended March 31, 2001 include a write-off of acquired technologies of $30.2 million and a restructuring charge of $3.8 million, as described below.

We incurred a $39.0 million charge in the three months ended March 31, 2002 relating to a synthetic lease we entered into in June 2000. Effective May 7, 2002 we exercised the option to purchase the leased properties for an aggregate of $80.0 million. Since the current appraised value of the properties is $38.0 million we recognized a restructuring charge, net of a $3.0 million improvement allowance, of $39.0 million. Upon completion of this transaction we will account for the assets under the leases as fixed assets on our balance sheet at fair market value.

Excess facilities charges for the nine months ended March 31, 2002 were $25.4 million. These costs are the result of our decision to reduce or exit certain domestic and international facilities. The estimated facilities costs are based on current comparable rates for leases in the respective markets or estimated termination fees. If we are unsuccessful in negotiating affordable termination fees on certain facilities, if facility operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities, or if other estimates and assumptions change, the actual loss could exceed this estimate. We anticipate that we will continue to make cash outlays to meet lease obligations for these facilities through 2011 unless estimates and assumptions change or we are able to negotiate to exit the leases prior to 2011. Assets disposed of or removed from these excess facilities and not intended for use consisted primarily of computer equipment and software that will no longer be needed as a result of the decision to reduce or exit facilities. Asset impairments were $9.1 million for the nine months ended March 31, 2002. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon then current actual events and circumstances.

For the quarter ended March 31, 2001, we recorded non-recurring charges of $13.4 million related to the purchase of Optranet on January 31, 2001 and $16.8 million related to the purchase of Webstacks on March 7, 2001. The value assigned to purchased in-process research and development was determined through valuation techniques generally used by appraisers in the high-technology industry and was immediately expensed in the period of acquisition because technological feasibility had not been established and no alternative use had been identified. The charges are discussed in more detail in Note 3 of Notes to Condensed Consolidated Financial Statements.

In March 2001, we implemented a restructuring plan in order to lower our overall cost structure. Restructuring charges included in other operating expenses were $3.8 million in the three months ended March 31, 2001. The restructuring expense included $2.1 million in the write-off and write-down in carrying value of equipment and $1.7 million in facility closure expenses.

Loss on investments.    We monitor our minority equity investments for impairment and make appropriate reductions in carrying values when necessary. We recorded write-downs of $3.7 million and $9.7 million related to impairments of our privately held investments for the three and nine months ended March 31, 2002, respectively. We recorded write-downs of $0.9 million related to impairments of our privately held investments for the three and nine months ended March 31, 2001.

Other income, net.    Other income, net decreased from $2.9 million for the three months ended March 31, 2001 to $0.8 million for the three months ended March 31, 2002, a decrease of $2.1 million. Other income, net decreased from $9.4 million for the nine months ended March 31, 2001 to $4.9 million for the nine months ended March 31, 2002, a decrease of $4.5 million. These decreases were due to reductions in interest income earned on investments due to lower interest rates and interest expense and amortization of debt issuance costs on the convertible subordinated notes issued in December 2001.

Income taxes.    We recorded tax benefits of $33.6 million and $53.9 million for the three and nine months ended March 31, 2002, respectively. These tax benefits result in effective tax rates of 19.4% and 22.4%, respectively, which consist primarily of federal and state income tax benefits, offset by foreign taxes and nondeductible goodwill. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments increased from $157.1 million at June 30, 2001 to $218.2 million at March 31, 2002, an increase of $61.1 million. This increase is primarily due to the net proceeds of $193.5 million from the issuance of convertible subordinated notes in December 2001, partially offset by a net loss, net purchases of investments and capital expenditures.

Extreme no longer reports deferred revenue associated with inventory at distributors in our deferred revenue account or accounts receivable account in our condensed consolidated balance sheet. Deferred revenue and accounts receivable balances for all previous periods have been reclassified to conform to the current year presentation.

Inventory levels decreased 40.7% from June 30, 2001 to March 31, 2002. Inventory management remains an area of focus as we balance the need to maintain proper inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence because of recent declining demand, rapidly changing technology and customer requirements. Any significant increase in our inventory levels, can be expected to reduce cash, cash equivalents, short-term investments and long-term investments.

In June 2000, we entered into two operating lease agreements for approximately 16 acres of land and the accompanying 275,000 square feet of buildings to house our primary facility in Santa Clara, California (the “Property”). The two lease agreements provided us with the option to purchase the Property at any time during the lease term. On April 22, 2002, we exercised the option to purchase the Property and title to the Property was transferred to us on May 7, 2002. We were obligated to pay an aggregate of $80.0 million for the Property which consisted of $31.4 million under one lease agreement and $48.6 million under the other lease agreement. As part of the original lease transaction, we restricted $80.0 million of our investment securities as collateral for specified obligations under the lease agreements. We transferred the $80.0 million of investment securities held as security for the lease obligations to the lessor as our payment for the Property.

The current appraised value of the properties is $38.0 million and therefore we recognized a restructuring charge, net of a $3.0 million improvement allowance, of $39.0 million in the three months ended March 31, 2002. Upon completion of this transaction we will account for the assets under the leases as fixed assets on our balance sheet at fair market value.

As part of our business relationship with MCMS, a contract manufacturer we previously used, we entered into a $9.0 million equipment lease for manufacturing equipment with a third party financing company; we in turn subleased the equipment to MCMS. Due to the liquidity problems at MCMS and its voluntary bankruptcy filing for protection under Chapter 11 on September 18, 2001, we recorded a charge of $9.0 million related to the equipment lease in the quarter ended September 30, 2001. On January 8, 2002, MCMS completed an agreement to sell a majority of its assets to Plexus Corporation for $45.0 million. See “Risk Factors — Our Dependence on Contract Manufacturers for Substantially All of Our Manufacturing Requirements Could Harm Our Operating Results.”

We have a revolving line of credit for $1.5 million with Silicon Valley Bank. As of March 31, 2002, there were no outstanding borrowings under this facility.

Pursuant to the terms of the merger agreement with Webstacks, Extreme paid $14.9 million of additional cash consideration to the former shareholders of Webstacks during the second quarter of fiscal 2002 as a result of the accomplishments of certain technology milestones. This amount has been recorded as additional goodwill.

In December 2001, Extreme completed a private placement of $200.0 million of convertible subordinated notes. The notes mature in 2006. Interest is payable semi-annually at 3.5% per annum. The notes are convertible at the option of the holders into Extreme’s common stock at an initial conversion price of $20.96 per share, subject to adjustment. The notes are redeemable in cash at the option of Extreme at an initial redemption price of 101.4% of the principal amount on or after December 2004 if not converted to common stock prior to the redemption date. Each holder of the notes has the right to cause Extreme to repurchase all of such holder’s convertible notes at 100% of the principal amount plus accrued interest upon a change of control of ownership of Extreme, as defined in the offering circular. See “Risk Factors — We Significantly Increased Our Leverage as a Result of the Sale of Convertible Subordinated Notes.”

The following summarizes Extreme’s contractual obligations (including interest expense) at March 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	After Three Years
Contractual Obligations:
Convertible subordinated notes	$235,000	$7,000	$14,000	$214,000
Non-cancelable operating lease obligations	52,793	8,600	19,946	24,247

Total contractual cash obligations	$287,793	$15,600	$33,946	$238,247

We require substantial capital to fund our business, particularly to finance inventories and accounts receivable and for capital expenditures. We expect to be able to fund our business primarily from sales of our products and our available cash and cash equivalents. However, in the event that demand for our products declines, because current economic conditions worsen or for other reasons, we may be required to use more of our cash and cash equivalents than we expect. In that event, we may be required to raise substantial additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. We cannot assure you that such additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which would materially adversely affect our business, financial condition and operating results.

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

	Three Months Ended		Nine Months Ended
	March 31, 2002	March 31, 2001	March 31, 2002	March 31, 2001
Net loss	$(139,799)	$(70,115)	$(186,459)	$(57,520)
Pro forma adjustments:
Charges related to contract manufacturers and other costs associated with carrying value of inventory	(4,776)	40,330	26,674	40,330
Impairment of acquired intangible assets	89,752	—	89,752	—
Amortization of goodwill, purchased intangible assets and deferred stock compensation	15,123	8,239	45,084	22,101
In-process research and development	—	30,142	—	30,142
Restructuring and one-time charges	77,227	5,737	85,927	5,737
Income tax effect	(34,948)	(21,433)	(56,400)	(26,256)

Pro forma net income (loss)	$2,579	$(7,100)	$4,578	$14,534

Pro forma net income (loss) per share—diluted	$0.02	$(0.07)	$0.04	$0.12

Shares used in per share calculation—diluted	117,411	109,028	117,655	118,091

Risk Factors

We Have a Limited History of Profitability, We Are Not Currently Profitable and We Cannot Assure You That We Will Return to Profitability in the Future

Fiscal 2000 was the first year in which Extreme achieved profitability. We reported a loss for fiscal 2001 and for the quarters ended March 31, 2002, December 31, 2001 and September 30, 2001. In the foreseeable future, we anticipate continuing to incur significant sales, marketing and service, product development and general and administrative expenses and, as a result, we will need to generate and sustain significantly higher revenue to return to and sustain profitability. In addition, the amortization of deferred compensation associated with acquisitions will result in material charges that will reduce our profitability or increase our losses over coming quarters. Further, the impact of the current economic slowdown could result in additional charges.

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

If our Products Contain Undetected Software or Hardware Errors. We could Incur Significant Unexpected Expenses and Lose Sales

Network products frequently contain undetected software or hardware errors when new versions are first released to the marketplace. In the past, we have experienced such errors in connection with new products and product upgrades. We recently experienced a component problem that has now been identified and is in the process of being corrected, which caused us to incur unexpected costs and expenses and take an accrual for anticipated expenses. While these expenses will be offset at least in part by reimbursements we expect to received from the component supplier, such unanticipated expenses adversely affect our results. We expect that such errors or component failures will be found from time to time in new or enhanced products including the components incorporated therein after the commencement of commercial shipments. These problems may have a material adverse effect on our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from new product development efforts, and causing significant customer relations problems.

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

Adjustments to the Size of Our Operations May Require Us to Incur Unanticipated Costs

Prior to the quarter ended March 31, 2001, we experienced rapid growth and expansion that placed, and may in the future place, a significant strain on our resources. Subsequent to the quarter ended March 31, 2001, we incurred unanticipated costs to downsize our operations to a level consistent with the downward forecast in sales. Even if we manage the current period of instability effectively, as well as possible expansion in the future, we may make mistakes in restructuring or operating our business such as inaccurate sales forecasting or incorrect material planning. Any of these mistakes may lead to unanticipated fluctuations in our operating results. Our net revenue increased significantly during the last fiscal year. We cannot assure you that we will achieve a similar pattern of growth in fiscal 2002 or that we will be able to size our operations in accordance with the potential growth or decline of our business in the future.

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

We Must Continue to Develop and Increase the Productivity of Our Indirect Distribution Channels to Increase Net Revenue and Improve Our Operating Results

Our distribution strategy focuses primarily on developing and increasing the productivity of our indirect distribution channels through resellers and distributors. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer. Many of our resellers also sell products from other vendors that compete with our products. We cannot assure you that we will be able to enter into additional distribution agreements or that we will be able to successfully manage our distribution channels. Our failure to do any of these could limit our ability to grow or sustain revenue. In addition, our operating results will likely fluctuate significantly depending on the timing and amount of orders from our resellers. We cannot assure you that our resellers will continue to market or sell our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support.

Most of Our Revenue is Derived From Sales of Three Product Families, So We are Dependent on Widespread Market Acceptance of These Products

During the current fiscal year, we derived substantially all of our revenue from sales of our Summit, BlackDiamond and Alpine products. We expect that revenue from these product families will account for a substantial portion of our revenue for the foreseeable future. Accordingly, widespread market acceptance of our product families is vital to our future success. Factors that may affect the sales of our products, some of which are beyond our control, include:

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

If a Key Reseller, Distributor, or Other Significant Customer Cancels or Delays a Large Purchase, Our Net Revenue May Decline and the Price of Our Stock May Fall

To date, a limited number of resellers, distributors and other customers have accounted for a significant portion of our revenue. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected. For example, in the quarter ended March 31, 2002, two customers accounted for 14% and 13% of our net revenue. Our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, so a substantial reduction or delay in sales of our products to a significant reseller, distributor or other customer could harm our business, operating results and financial condition. Although our largest customers may vary from period-to-period, we anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a relatively small number of customers, particularly in view of the high per unit sales price of our products and the length of our sales cycles.

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

We use our forecast of expected demand to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If forecasts exceed orders, we may have excess and/or obsolete inventory on hand or under non-cancelable purchase commitments which could have a material adverse effect on our operating results and financial condition. If orders exceed forecasts, we may have inadequate inventory of certain materials and components, which could have a material adverse effect on our operating results and financial condition. We do not have agreements fixing long-term prices or minimum volume requirements from these suppliers. From time to time we have experienced shortages and allocations of certain components, resulting in delays in filling orders. Qualifying new suppliers to compensate for such shortages may be time-consuming and costly, and may increase the likelihood of errors in design or production. In addition, during the development of our products, we have experienced delays in the prototyping of our ASICs, which in turn has led to delays in product introductions. We cannot assure you that similar delays will not occur in the future. Furthermore, we cannot assure you that the performance of the components as incorporated in our products will meet the quality requirements of our customers.

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

We Are Engaged in Litigation Regarding Intellectual Property Rights, and an Adverse Outcome Could Harm Our Business and Require Us to Incur Significant Costs

We have received notice from three major companies alleging that we are infringing their patents. One of these companies, Nortel Networks, filed a claim against us alleging patent infringement and we are in litigation as of the date of this filing, as further explained in Part II, Item 1, Legal Proceedings below. Following examination of this claim, we have denied Nortel’s allegations and intend to defend the action vigorously. Without regard to the merits of this or any other claim, if judgments by a court of law on this or any other claim received in the future were to be upheld, or if we otherwise agree to the settlement of such claims, the consequences to us may be severe and could require us to, among other actions:

•	stop selling our products that incorporate the challenged intellectual property;

•	obtain a license to sell or use the relevant technology, which license may not be available on reasonable terms or available at all;

•	pay damages; or

•	redesign those products that use the disputed technology.

If we are compelled to take any of the foregoing actions, our business could be severely harmed.

We Have Been Named as a Defendant in Shareholder Class Action Lawsuits Arising Out of Our Public Offerings of Securities in 1999 and 2000. If We Do Not Prevail in Such Lawsuits, Our Business May Suffer

Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The case were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.).

On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from April 8, 1999 through December 6, 2000. It names as defendants the Company; six of the Company’s present and former officers; and several investment banking firms that served as underwriters of the Company’s initial public offering and November 1999 secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The Securities Act of 1933 allegations against the Company and its officers are made as to the secondary offering only. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

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

We and Manufacturers of Our Products Rely on a Continuous Power Supply to Conduct Operations, and an Energy Crisis Could Disrupt Our Business and Increase Our Expenses

California experienced an energy crisis in 2001. The recurrence of an energy crisis could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for California fall below 1.5%, electricity providers have on some occasions implemented, and may in the future continue to implement, rolling blackouts. Two of the manufacturers of our products, Flextronics and Solectron, are located in California. In the event of an energy crisis, these contractors may be unable to manufacture sufficient quantities of our products to meet our needs, or they may increase the fees charged for their services. We do not have long-term contracts with either Flextronics or Solectron. The inability of our contract manufacturers to provide us with adequate supplies of products would cause a delay in our ability to fulfill our orders, which could harm our business, and any increase in their fees could adversely affect our financial condition.

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

We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Grow Our International Sales Depends on Successfully Expanding Our International Operations

International sales constitute a significant portion of our sales. Our ability to grow will depend in part on the continued expansion of international sales. Sales to customers outside of North America accounted for approximately 64%, 66% and 70% of our net revenue for the quarters ended March 31, 2002, December 31, 2001 and September 30, 2001, respectively. Our international sales primarily depend on the success of our resellers and distributors. The failure of our resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. In addition, there are a number of risks arising from our international business, including:

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

In addition, conducting our business on a global basis subjects us to a number of frequently changing and complex trade protection measures and import or export regulatory requirements. Our failure to comply with these measures and regulatory requirements may result in the imposition of financial penalties and restrictions on our ability to conduct business in and with certain countries, which may harm our business and damage our reputation.

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

If Our Products Contain Undetected Software or Hardware Errors, We Could Incur Significant Unexpected Expenses and Lose Sales

Network products frequently contain undetected software or hardware errors when new versions are first released to the marketplace. In the past, we have experienced such errors in connection with new products and product upgrades. We recently experienced a component problem that has now been identified and is in the process of being corrected, but which caused us to incur unexpected costs and expenses and take an accrual for anticipated expenses. While these expenses will be offset at least in part by reimbursements we expect to received from the component supplier, such unanticipated expenses adversely affect our results. We expect that such errors or component failures will be found from time to time in new or enhanced products including the components incorporated therein after the commencement of commercial shipments. These problems may have a material adverse effect on our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from new product development efforts, and causing significant customer relations problems.

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

We Have Entered into Long-Term Lease Agreements for Several Facilities that are Currently Vacant and May be Difficult to Sublease on Account of Current Real Estate Market Conditions

We have certain long-term real estate lease commitments carrying future obligations for non-cancelable lease payments net of estimated sublease income. Reductions in our workforce and the restructuring of operations during fiscal year 2002 have resulted in the need to consolidate certain of these leased facilities, located primarily in Northern California. We intend to sublease certain of these facilities and may obtain sublease income to offset the carrying costs of these facilities. However, based on a recent deterioration of real estate market conditions in connection with a downturn in the economy, we may not be able to sublease these facilities, or if we do sublease these facilities, the terms may not be favorable to us. We will continue to be responsible for all carrying costs of these facilities until such time as we can sublease these facilities or terminate the applicable leases based on the contractual terms of the lease agreements, and these costs may have a material adverse effect on our business, operating results and financial condition. We recorded excess facilities charges of $25.4 million during the three months ended March 31, 2002. See Note 10 of Notes to Condensed Consolidated Financial Statements.

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

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents, short-term investments and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2002. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
Included in cash and cash equivalents	$139,744			$139,744	$139,744
Weighted average interest rate	1.93%
Included in short-term investments		$16,967		$16,967	$16,967
Weighted average interest rate		2.56%
Included in investments			$179,212	$179,212	$179,212
Weighted average interest rate			4.29%

Exchange Rate Sensitivity

Currently, all of our sales and the majority of our expenses are denominated in United States dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the three and nine months ended March 31, 2002 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant.

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

On March 14, 2001, Nortel Networks, Inc. and Nortel Networks Limited (collectively, “Nortel”) filed suit against us in the United States District Court for the District of Massachusetts, Civil Action No. 01-10443EFH. The complaint alleges willful infringement of U.S. Patent Nos. 5,790,554 (the “554 Patent”); 5,490,252; 5,408,469; 5,398,245; 5,159,595 and 4,736,363, and seeks a judgment: (a) determining that Extreme has infringed each of the six patents; (b) permanently enjoining and restraining Extreme from further infringement of each of the six patents; and (c) awarding unspecified amounts of trebled damages, together with interest, costs and attorneys’ fees. We answered Nortel’s complaint on May 17, 2001, denying that we have infringed any of the six patents and also asserting various affirmative defenses and counterclaims that seek judgment: (a) that Nortel’s complaint be dismissed; (b) that each of the six patents be declared invalid; (c) declaring that we are not infringing any of the six patents; and (d) that Nortel pay our attorneys’ fees and costs. On May 17, 2001, we also sought transfer of the action to the United States District Court for the Northern District of California. On June 28, 2001, the court denied our motion to transfer, and the action will thus proceed in Massachusetts. On July 9, 2001, the court granted a motion by F5 Networks, Inc. (“F5”) to intervene in the action. F5 contends that it is the designer, developer, and manufacturer of the product accused of infringing the 554 Patent of Count VI of Nortel’s complaint. F5 had also sought to sever and transfer Count VI in favor of an action concerning the 554 Patent pending between F5 and Nortel in the United States District Court for the Western District of Washington, but that motion was denied on July 9, 2001 without opinion. On July 13, 2001, Nortel demanded $150.0 million in settlement of alleged past damages. Discovery is proceeding. As set forth above, we have denied Nortel’s allegations and intend to defend the action vigorously.

Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The case were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from April 8, 1999 through December 6, 2000. It names as defendants the Company; six of the Company’s present and former officers; and several investment banking firms that served as underwriters of the Company’s initial public offering and November 1999 secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The Securities Act of 1933 allegations against the Company and its officers are made as to the secondary offering only. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed. We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. We believe that the allegations against us and the officers and directors are without merit, and intend to contest them vigorously.

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

We cannot assure you that we will prevail in any of these lawsuits. Failure to prevail in any of these suits could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

Item 2.	Changes in Securities—None

Item 3.	Defaults Upon Senior Securities—None

Item 4.	Submission of Matters to a Vote of Security Holders—None

Item 5.	Other Information—None

Item 6.	Exhibits and Reports on Form 8-K

Extreme filed the following reports on Form 8-K during the three months ended March 31, 2002:

DATE OF REPORT:	ITEM(S):	DESCRIPTION:
February 20, 2002	5,7	EXTREME announced financial results for its second quarter ended December 31, 2001 and included the press release relating thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC. (Registrant)

/s/ HAROLD L. COVERT
Harold L. Covert Vice President, Chief Financial Officer And Secretary

May 13, 2002