Form 10-K
period 2002-06-30
EXTREME NETWORKS INC
filed 2002-09-30
CIK 1078271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 000-25711

Extreme Networks, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0430270

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3585 Monroe Street Santa Clara, California	95051

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 579-2800
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $1,077,559,564 as of September 6, 2002, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

115,370,403 shares of the Registrant’s Common stock, $.001 par value, were outstanding September 6, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the Registrant’s Definitive Proxy Statement to be issued in conjunction with the Registrant’s 2002 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended June 30, 2002.

EXTREME NETWORKS, INC.
FORM 10-K

PART I

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations for the first quarter of fiscal 2003, our expectations regarding results of operations, product demand and revenue, cash flows, product gross margins, our expectations to continue to develop new products and enhance existing products, our expectations regarding the amount of research and development expenses, our expectations relating to selling, general and administrative expenses, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expectations concerning the availability of products from suppliers and contract manufacturers, anticipated product costs and sales prices, our expected effective income tax rate, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding the rationalization of our workforce and facilities, and our expectations regarding materials and inventory management. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the section entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-K and other filings we have made with the Securities and Exchange Commission. More information about potential factors that could affect our business and financial results is set forth under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1.    Business.

Overview

Extreme Networks, Inc., together with its subsidiaries, (collectively referred to as Extreme or the Company and as we, us and our) is a leading provider of network infrastructure equipment for corporate, government, education and health care enterprises and metropolitan service providers. We were established in 1996 to address the issues caused by slow and expensive legacy networks. We set out to change the industry by replacing complex software-based routers with simple, fast, highly intelligent, hardware-based switches. The broad acceptance of this innovative, simplified approach to networking has enabled us to become an industry leader. Our ultimate goal is to realize our technology vision of Ethernet Everywhere — a unifying network strategy that uses proven Ethernet technology to simplify each element of the network. We believe our Ethernet Everywhere vision is the foundation for a future of easily deployable, highly scalable, comprehensively managed, ubiquitous bandwidth for networks, applications and users.

Our family of switching products provides significant performance improvements compared to legacy infrastructures, while enabling greater network flexibility and scalability, ease of use and a lower cost of ownership.

We have achieved these advantages by utilizing application specific integrated circuits, or ASICs, in our products and by creating a common hardware, software and network management architecture for our products. In our products, the routing of network traffic, a function referred to as Layer 3 switching, is done primarily with our unique ASICs. ASICs provide faster processing of data than the CPU/software implementations used in many conventional networking products. We believe that our ASIC-based designs can also provide a better price/performance ratio, resulting in a higher return on investment for our customers. Since ASICs are built for specific purposes, a collection of ASICs, or chipset, allows for a lower cost structure with increased performance compared to other alternatives.

Industry Background

Businesses, governments, educational institutions and other organizations have become highly dependent on the Internet as their central communications infrastructure for providing connectivity for both internal and external communications. New computing applications, such as enterprise resource planning, or ERP, customer relationship management, or CRM, large enterprise data warehouses and sophisticated online transaction and other e-business applications, as well as the increased use of traditional applications such as e-mail and streaming media, require significant information technology resources for their support. The emergence of the desktop Internet browser as a standard user interface has enabled bandwidth-intensive applications that integrate voice, video and data to be deployed extensively throughout organizations. The steady rise in application sophistication and the associated bandwidth load demands a fast, flexible and scalable network infrastructure.

Networking environments can be segmented into local area networks, or LANs, wide area networks, or WANs, and metropolitan area networks, or MANs.

LANs.    LANs are traditional networks designed for connecting users to many types of application servers, which may be held locally or remotely through either private WANs or through such systems as the Internet. The LAN consists of servers, clients, a network operating system and a communications link to connect the LAN to other networks and to the Internet. The LAN market as Extreme participates consists primarily of large and medium-sized enterprise customers.

WANs.    WANs are communication networks that span across large geographic areas, such as counties, states or countries.

The addition of WAN support to ASIC-based network switches permits Ethernet services to reach customers where integration with existing Synchronous Optical Network/Synchronous Digital Hierarchy, or SONET/SDH, infrastructure is required.

The WAN market includes local exchange carriers, multiple tenant/dwelling unit service providers, and Internet service providers, or ISPs, as primary customers, though an enterprise may also utilize a private WAN.

MANs.    MANs are networks that link mid-sized geographic areas such as a city or an entire metropolitan area.

Due to wide deployment of Gigabit Ethernet, LANs have achieved geometric growth in bandwidth. Available bandwidth in WANs has also grown, as infrastructures are built out to accommodate the very rapid annual growth in Internet traffic. The MAN has emerged as the key link between the LAN and the WAN.

In recent years, the MAN has become a critical and dynamically evolving arena within the overall network infrastructure. In addition to steadily rising traffic load, the underlying network technologies, architectures and protocols are experiencing rapid change. The competitive landscape for MAN service providers is shifting, with an influx of new carriers who do not necessarily depend upon legacy infrastructure technologies such as SONET/SDH.

The MAN market includes both metropolitan service providers and municipalities that utilize a private MAN to connect multiple public facilities, such as city hall, fire departments, road and vehicle maintenance facilities, hospitals and emergency centers, social services and public libraries. The technologies and architectures associated with MANs are becoming popular within large and very large corporate enterprises, which can utilize private MANs to create a “super campus” network, connecting facilities spread over a city-size area.

A network must be scalable in the following four dimensions:

Speed.    Speed refers to the number of bits per second that can be transmitted across the network. Today’s network applications increasingly require speeds of up to 100 Mbps to the desktop. Therefore, the backbone and server connections that aggregate traffic from desktops require speeds in excess of 100 Mbps. “Wire-speed” refers to the ability of a network device to process an incoming data stream at the highest possible rate based on the full capability of the physical media, or wire without loss of packets. Wire-speed routing refers to the ability to perform Layer 3 switching at the maximum possible rate.

Bandwidth.    Bandwidth refers to the volume of traffic that a network or a network device can handle before traffic is “blocked,” or unable to get through without interruption. When traffic was more predictable, the amount of traffic across a network link or through a network device generally grew in line with the number of devices connected to the network. With today’s data-intensive applications accessed in random patterns from both within and outside the core network, traffic can spike unpredictably, consuming significant bandwidth to the detriment of the network’s overall performance.

Network size.    Network size refers to the number of users and servers that are connected to a network. Today’s networks must be capable of reliably connecting tens of thousands of users and servers while providing high performance and maximum application availability.

Quality of service.    Quality of service refers to the ability to control the forwarding of traffic based upon its level of importance. Mission-critical enterprise applications, such as voice-over-IP, or VOIP, require specific performance minimums, while traffic such as general e-mail and Internet surfing may not be as critical. In addition to basic standards-based prioritization of traffic according to importance, enhanced quality of service also allocates bandwidth to specific applications based on a user-defined policy.

Opportunity for Next Generation Switching Solutions

Several technology trends have enabled a new generation of networking equipment that can meet the four scalability dimensions required by today’s enterprises and service providers and the bandwidth-intensive, mission-critical applications on which they depend.

While many different technologies have been deployed in the LAN environment over the past 25 years, Ethernet has become the overwhelmingly dominant LAN technology. According to the Dell’Oro Group, an independent research organization, Ethernet is the technology used in over 99% of the LAN market in 2001 and over 800 million ports were shipped over the preceding ten-year period. Ethernet was evolved from its original 10 Mbps form into 100 Mbps Fast Ethernet, 1,000 Mbps, or “Gigabit” Ethernet and 10,000 Mbps or 10 Gigabit Ethernet, which became available during 2002. Today, Ethernet is moving beyond the LAN; Gigabit Ethernet and 10 Gigabit Ethernet represent a viable, high-capacity MAN backbone protocol, enabling broadband connections to be aggregated for transport across the core of the metropolitan network.

With the widespread adoption of Ethernet and Internet Protocol, or IP, networking technologies, the need to support a multi-transport, multi-protocol environment is diminishing. As a result, simplified routing functionality can be embedded in fast, inexpensive ASICs to replace complex software/CPU designs used in conventional multi-protocol routers. The resulting device, called a Layer 3 switch, functions as a less expensive and significantly faster hardware-based router. Layer 3 switches operate at multi-gigabit speeds and can support large networks. While Layer 3 switching dramatically increases network performance, many products fail to realize the potential of this technology as a result of inconsistent hardware, software and management architectures.

Customers require a quality of service solution that supports both industry-standard prioritization and user-defined quality of service that maps business processes and policies to network performance. In addition, to simplify the network, customers need a family of interoperable devices that utilize a consistent hardware, software and management architecture.

The Extreme Networks Solution

We provide Ethernet networking solutions that meet the requirements of today’s enterprises and service providers by providing increased performance, scalability, policy-based quality of service, simplicity of use and lower cost of ownership. Our products share a common hardware, software and network management architecture, are based on industry-standard routing and network management protocols and offer advanced policy-based quality of service features. Our switches can be managed from any browser-equipped desktop PC or the Telnet applet supported in almost all operating systems. The Telnet applet allows access to the Command Line Interface, or CLI, which a system administrator may prefer to use.

The key benefits of our solutions are:

Lower cost of ownership.    Our products are generally less expensive than software-based routers, yet offer higher routing performance. We believe that by sharing a common hardware, software and management architecture, our products can substantially reduce the cost and complexity of network management and administration. This uniform architecture creates a simpler network infrastructure that leverages the resources businesses have invested in Ethernet/IP-based networks, thereby requiring fewer resources and time to maintain the network.

Simplicity.    Networks typically consist of many different technologies and types of equipment. This complexity often makes it expensive and difficult to effectively manage and expand networks. We meet these challenges by focusing on product consistency and simplicity. Our products share a common hardware, software and network management architecture and enable Layer 3 switching at wire-speed in each key area of the network. This allows customers to build an integrated network environment that utilizes a consistent feature set, performance and management capabilities.

Ease of use and implementation.    Our products are designed to make networks easy to manage and administer, thereby reducing the overall cost of network ownership. Through the use of a standards-based design approach, our products can be readily integrated into existing networks. Customers can usually upgrade to our products without the need for additional training. Moreover, our ExtremeWare operating system software simplifies network management with a consistent, robust interface available in all product families.

High performance.    Our products provide broadband Ethernet and IP services with the non-blocking, wire-speed performance of an ASIC-based Layer 3 switching engine. With our switches, customers may achieve forwarding rates that are significantly faster than software-based routers.

Scalability.    Our solutions offer customers the speed and bandwidth needed today — and the capability to scale their networks to support demanding applications in the future — without the burden of additional training or software and system complexity. Customers who purchase standard Extreme products may later upgrade to advanced Layer 3 and Layer 4 features, such as server load balancing or intermediate-to-intermediate system routing protocol, or ISIS, as this upgraded functionality is designed into our products.

Quality of service.    Our policy-based quality of service enables customers to prioritize mission-critical applications. We provide industry-leading tools for allocating network resources to specific applications. With our policy-based quality of service, customers can use a web-based interface to identify and control the forwarding of traffic from specific applications, in accordance with policies that the customers define. The quality of service functionality of our ASICs allows policy-based quality of service to be performed at wire-speed. In addition to providing prioritization, customers can allocate specified amounts of bandwidth to specific applications or users.

The Extreme Networks Strategy

Our goal is to be the provider of the most effective applications and services infrastructure for large enterprises and service providers. We seek to provide our customers with a best-of-breed alternative to single-sourced, highly proprietary networking equipment from larger competitors. Key elements of our strategy include:

Provide simple, easy to use, high-performance, cost-effective switching solutions.    We offer customers easy to use, powerful, cost-effective switching solutions that meet the specific demands of enterprises, and service and content providers. Our products provide customers with scalability from 10 Mbps Ethernet to 10 Gigabit Ethernet combined with the wire-speed, non-blocked routing of ASIC-based Layer 3 switching. We intend to capitalize on our expertise in Ethernet, IP and hardware-based switching technologies to continuously develop new products that will meet the future requirements of a broad range of customers.

Expand market penetration.    We continue to market our products to new customers in multiple market segments. The majority of our business is with enterprise customers, including those in government, education and the health care sectors, in addition to large enterprises. Extreme has consistently focused on these markets since early in our history. Additionally, we aim to leverage our technology development, service and support and business infrastructure resources to address the metropolitan Ethernet market. These customers include ISPs, content providers and MAN service providers. While currently most of our service provider and MAN-related business is generated outside of the United States, we believe there is a long-term growth opportunity in the metropolitan Ethernet market on a worldwide basis. Once customers deploy our products in certain portions of their networks, we offer products for other areas. As additional products are deployed, customers obtain the increased benefits of our solution by simplifying their networks, extending policy-based quality of service and reducing costs of ownership, while increasing performance.

Extend switching technology leadership.    Our technological leadership is based on proprietary technology embedded in our ASICs, the ExtremeWare operating system and network management and software. We intend to invest our engineering resources in ASICs, software and other development areas to create leading-edge technologies that will increase the performance and functionality of our products. We also intend to maintain our active role in industry standards committees such as the Institute for Electrical and Electronics Engineers, or IEEE, and the Internet Engineering Task Force, or IETF.

Leverage and expand multiple distribution channels.    We distribute our products through select distributors and a large number of resellers. To quickly reach a broad, worldwide audience, we have more than 250 resellers in approximately 50 countries, including regional networking system resellers, network integrators and wholesale distributors. We maintain a field sales force to support our resellers and to focus on select strategic accounts. We are continually developing and refining our two-tier distribution channel strategy.

Provide high-quality customer service and support.    We seek to enhance customer satisfaction and build customer loyalty through high-quality service and support. This includes a wide range of standard support programs that provide the level of service our customers require, from standard business hours to global 24-hour-a-day, 7-day-a-week, 365-day-a-year real-time response support. We intend to continue to enhance the ease of use of our products, and to invest in additional support services by increasing staff and adding new support programs for our distributors and resellers. We are committed to providing customer-driven product functionality through feedback from key prospects, consultants, channel partners and end-user customers.

Products

We deliver effective application and services infrastructure for enterprises and service providers based on award-winning technology that combines simplicity, high performance, intelligence and a low cost of ownership. Our Layer 3 Summit, BlackDiamond and Alpine products share the same common hardware architecture and operating system, enabling businesses to build a network infrastructure that is simple, easy to manage and scalable to meet the demands of future growth.

Extreme’s award-winning Inferno ASIC chipset is incorporated in all i-series products, including the BlackDiamond, Alpine and high-end Summit switches.

Our principal hardware and software products are as follows:

Products	Configuration/Description

Summit Stackable Product Family

Summit1i Summit5i Summit7i Summit48i Summit48si Summit 24e3 Summit 24e2
8 Gigabit Ethernet ports
16 Gigabit Ethernet ports
32 Gigabit Ethernet ports
48 10/100 Mbps Ethernet ports and 2 Dual-PHY Gigabit Ethernet ports
48 10/100 Mbps Ethernet ports and 2 Gigabit Ethernet ports
24 10/100 Mbps Ethernet ports and 2 Gigabit Ethernet ports
24 10/100 Mbps Ethernet ports and 2 Gigabit Ethernet ports

BlackDiamond Modular Chassis

BlackDiamond 6804	Up to 384 10/100 Mbps Ethernet ports, 48 Gigabit Ethernet ports, or four 10 Gigabit Ethernet ports in one chassis

6 slots to accommodate a variety of up to 4 connectivity modules and 2 management modules

BlackDiamond 6808	Up to 768 10/100 Mbps Ethernet ports, 96 Gigabit Ethernet ports, or eight 10 Gigabit Ethernet ports in one chassis

10 slots to accommodate a variety of up to 8 connectivity modules and 2 management modules

BlackDiamond 6816	Up to 1,536 Mbps Ethernet ports, 192 Gigabit Ethernet ports, or sixteen 10 Gigabit Ethernet ports in one chassis

20 slots to accommodate a variety of up to 16 connectivity modules and 4 management modules

Alpine Modular Chassis

Alpine 3802	Up to 64 10/100 Mbps Ethernet ports or 8 Gigabit Ethernet ports in one chassis

3 slots to accommodate a variety of up to 2 connectivity modules and 1 WAN module.

Alpine 3804	Up to 128 10/100 Mbps Ethernet ports or 16 Gigabit Ethernet ports in one chassis

5 slots to accommodate a variety of up to 4 connectivity modules and 1 management module

Alpine 3808	Up to 256 10/100 Mbps Ethernet ports or 32 Gigabit Ethernet ports in one chassis

9 slots to accommodate a variety of up to 8 connectivity modules and 1 management module

Products	Configuration/Description

Application Switch

SummitPx1	A content-aware application switch to deliver Layer 4 ~ Layer 7 intelligence and consistent line-rate Gigabit Ethernet performance to Internet data centers, massive web sites and large enterprises

Software

ExtremeWare	An embedded switch operating system featuring standard protocols, web-based configuration and policy-based quality of service.

Infrastructure and Services Management (ISM) Software, including:	Network management software that manages Layer 2 ~ Layer 7 application infrastructure

EPICenter	An integrated application suite that simplifies configuration, troubleshooting and status monitoring of Extreme IP-based networks

ISM Provision	An offline device configuration and service provisioning application offering middleware capabilities and industry-standard northbound application programming interfaces, or APIs

GlobalPx Content Director	A software based load balancer application that enables the deployment of multiple SummitPx1 units

Summit Stackable Products

The Summit family of switches is designed to meet the demanding requirements of Enterprise and metropolitan-Ethernet-based applications. All inferno-chipset-based Summit switches share a common switch architecture that provides scalability in four areas: speed, bandwidth, network size and policy-based quality of service. The Summit product family supports Gigabit and 10/100 Mbps aggregation for enterprise desktops and servers, large Internet data centers, and broadband points of presence in MANs.

The Summit48i, Summit48si and the new Summit24e series switches allow us to remain an industry leader in Layer 3 switching for the desktop. The Summit24e2 and Summit24e3 switches offer low entry costs for sophisticated Layer 2 and Layer 3 services, respectively, at the network edge. Additionally the Summit48i switch delivers an aggregation switching solution with physical and logical access, security and user mobility features at the edge.

Other members of the Summit product line address server-switching constraints by providing switched Gigabit Ethernet ports and 100 Mbps links to servers, delivering required bandwidth between servers, and to clients on attached segments. In server farms and data centers, the Summit1i, Summit5i and Summit7i switches maximize server availability and performance by combining server load-balancing with wire-speed switching.

The Summit product family also includes the SummitPx1 Application Switch which delivers Layer 4 ~ Layer 7 intelligence to Internet data centers, massive web sites and large enterprises.

BlackDiamond 6800 Series

The BlackDiamond 6800 series delivers carrier-class scalability, redundancy and high reliability for core switching in high-density Ethernet/IP enterprise and service provider networks. These modular switches include the fault-tolerant features associated with mission-critical enterprise-class Layer 3 core switching, including redundant system management and switch fabric modules, hot-swappable modules and chassis components, load-sharing power supplies and management modules, up to eight 10 Mbps, 100 Mbps or Gigabit aggregated links, dual software images and system configurations, spanning tree and multipath routing, and redundant router protocols for enhanced system and network reliability. The BlackDiamond switch can accommodate up to 16 I/O blades, including 10/100 Mbps, Gigabit and 10 Gigabit WAN interfaces.

The network core is the most critical point in the network, serving as the convergence point for the majority of network traffic, including desktop, segment and server traffic. Network core switching involves switching traffic from desktops, segments and servers within the network. Owing to the high-traffic nature of the network core, the critical elements in core switching include wire-speed Layer 3 switching, scalability, non-blocking hardware architecture, fault-tolerant mission-critical features, redundancy and link aggregation. The ability to support a variety of high-density speeds and feeds and to accommodate an increasing number of high-capacity backbone connections is also important.

The BlackDiamond 6800 series is certified to be compliant with Network Equipment Building Systems, or NEBS Level 3, and offers an extensive range of modules, including legacy connections such as Packet-over-SONET, or PoS, OC-3 and OC-12, and Asynchronous Transfer Mode, or ATM, metropolitan connectivity through Multi-Protocol Label Switching, or MPLS, billing capabilities through Accounting and Routing Module, optical connectivity with Wave Division Multiplexing, or WDM, and industry-leading 10 Gigabit Ethernet connectivity.

Alpine 3800 Series

The Alpine 3800 series provides a simple, resilient broadband infrastructure for MANs, ISPs and mid-range enterprise networks. The Alpine 3800 series provides total Ethernet coverage with support for both standard category 5 and fiber optic media as well as first mile technologies that extend the reach of Ethernet-over-VDSL and legacy WAN technologies.

The Alpine 3800 series switches can be configured to scale from 8 to 56 Ethernet-over-VDSL ports. Even higher density can be achieved with a combination of Ethernet-over-VDSL and traditional copper or fiber Ethernet ports. The FM-8Vi module provides Ethernet-over-VDSL at 10 Mbps full-duplex on each port, up to 2,500 feet.

ExtremeWare Software

ExtremeWare software is the embedded operating system software that is featured on all of our switches. It delivers the robust switching and routing protocol support, management, control and security needed on current enterprise and service provider networks. Its standards-based, multi-layer switching and policy-based Quality of Service, or QoS, give network managers the tools needed to optimize network capacity with consistent fault-tolerant behavior.

Infrastructure and Services Management

Extreme Infrastructure and Services Management, or ISM, is a network management software platform that manages Layer 2 ~ Layer 7 application infrastructures. ISM is a total software portfolio that includes EPICenter software, an integrated application suite for network management, ISM Provision software for offline configuration and service provisioning and GlobalPx Content Director, a software based load balancer application that enables the deployment of multiple SummitPx1 units. EPICenter software, the primary application in the ISM portfolio, is an integrated application suite that simplifies configuration, troubleshooting, inventorying and status monitoring of IP-based networks. EPICenter software offers a comprehensive set of network management applications, accessible from a workstation with a Java-enabled web browser. To date, we have not generated significant revenue from this product.

ISM Provision

ISM Provision software is a system-wide provisioning tool for infrastructure deployments and service activation over Extreme’s products. This software simplifies and automates network operations for both enterprise and service provider customers. In Extreme-only environments, the application features an advanced graphical user interface, or GUI, allowing clients to manage network infrastructure and services. ISM Provision software’s open interface allows for deployment in multi-vendor environments and for flow-through provisioning in large, complex networks. ISM Provision software can operate on a stand-alone basis, or can be integrated into off-the-shelf network infrastructure management platforms.

GlobalPx Content Director

GlobalPx Content Director software directs client requests to the physical site best suited to respond to their request. This software uses metrics and policies such as site availability, response time, site load, persistence and directed traffic tables to determine the site best suited to respond to client requests. GlobalPx Content Director software’s scheduling capabilities and management console enable administrators to efficiently direct requests across multiple sites and to accommodate diverse company requirements.

Sales, Marketing and Distribution

We conduct our sales and marketing activities on a worldwide basis through distributors, resellers and our field sales organization. A majority of our sales are currently made to partners in our distributor and reseller channels. The first tier consists of a limited number of independent distributors that sell primarily to resellers and end-user customers. The second tier of the distribution channel is comprised of a large number of independent resellers that sell directly to end-user customers.

Distributors.    We have established several key relationships with leading distributors in the electronics and computer networking industries. We intend to maintain these relationships with distributors who may offer products or distribution channels that complement our own channels. Each of our distributors resells our products to reseller and end-user customers. The distributors enhance our ability to sell and provide support to end-user customers, especially global accounts, who may benefit from the broad service and product fulfillment capabilities offered by these distributors. One distributor accounted for 15% and 16% of our net revenue in fiscal 2002 and fiscal 2001, respectively. Distributors are generally given privileges to return a portion of inventory and participate in various cooperative marketing programs to promote the sale of our products and services.

Value-Added Resellers.    We have entered into agreements to sell our products through more than 250 resellers in approximately 50 countries. Our value-added resellers include regional networking system resellers, resellers who focus on specific vertical markets, network integrators and wholesale distributors. We provide training and support to our resellers and our resellers generally provide the first level of support to end users of our products. Our relationships with resellers are generally on a non-exclusive basis. Our resellers are not given privileges to return inventory and do not automatically participate in any cooperative marketing programs.

Field sales.    We have trained our field sales organization to support and develop leads for our resellers and to establish and maintain a limited number of key accounts and strategic customers. To support these objectives, our field sales force:

•	assists end-user customers in finding solutions to complex network system and architecture problems;

•	differentiates the features and capabilities of our products from competitive offerings;

•	continually monitors and understands the evolving networking needs of enterprise and service provider customers;

•	promotes our products and ensures direct contact with current and potential customers; and

•	monitors the changing requirements of our customers.

As of June 30, 2002, our worldwide sales and marketing organization consisted of 397 individuals, including directors, managers, sales representatives, and technical and administrative support personnel. We have domestic sales offices located in 23 states and international sales offices located in 19 countries.

International sales

International sales are an important and growing portion of our business. In fiscal 2002, sales to customers outside of the United States accounted for 67% of our consolidated net revenue, compared to 57% in fiscal 2001 and 44% in fiscal 2000. These sales are conducted primarily through foreign-based distributors and resellers managed by our worldwide sales organization, in addition to direct sales to end-user customers, including large global accounts. The primary markets for sales outside of the United States include the countries in Western Europe and Japan. Although not a significant component of total revenues to date, we have also achieved sales growth in the People’s Republic of China and other countries throughout the Asia-Pacific region.

Marketing

We have a number of marketing programs to support the sale and distribution of our products and to inform existing and potential customers and our distributors and resellers about the features and performance of our products. Our marketing efforts include participation in industry tradeshows, technical conferences and technology seminars, preparation of competitive analyses, sales training, publication of technical and educational articles in industry journals, a publicly available website, web-based training courses, advertising and public relations. In addition, we are developing e-commerce processes and systems for our resellers, distributors and end user customers. We also submit our products for independent product testing and evaluation.

Backlog

Our products are often sold on the basis of standard purchase orders that are cancelable prior to shipment without significant penalties. In addition, purchase orders are subject to changes in quantities of products and delivery schedules in order to reflect changes in customer requirements and manufacturing capacity. Our business is characterized by seasonal variability in demand and short lead-time orders and delivery schedules. Actual shipments depend on the then-current capacity of our contract manufacturers and the availability of materials and components from our vendors. We believe that only a small portion of our order backlog is non-cancelable and that the dollar amount associated with the non-cancelable portion is immaterial. Accordingly, we do not believe that backlog at any given time is a meaningful indicator of future revenue.

Customer Support and Service

We offer modular and comprehensive ExtremeWorks service solutions to help protect our customers’ network investments and support their business goals. The markets we address, including enterprises and service providers, all demand continuous uptime to maximize productivity. Our goal is to serve as a knowledgeable and experienced service partner who can tailor service solutions to meet the specific business needs of our customers. Accordingly, in fiscal year 2002 we entered into a global services agreement with International Business Machines, Inc. for the provision of on-site hardware support to customers. Expenses related to this agreement are recorded in sales, marketing and service expense on our consolidated statement of operations. We also maintain a relationship with Solectron Corporation for the handling of product returns and repairs in various locations worldwide. Expenses related to this relationship are recorded in cost of revenue on our consolidated statement of operations.

Our service offerings are as follows:

•	ExtremeWorks Professional Services

•	ExtremeWorks Global Services Management

•	ExtremeWorks Support Programs

•	ExtremeWorks Education

ExtremeWorks Professional Services.    We specialize in providing solutions and consultative services to improve network productivity in all phases of the network lifecycle — evaluation, planning, design, implementation and management. The professional services include customized and packaged consulting services that assist customers in an effort to optimize their networks by meeting their objectives for applications support, uptime and cost control. Our network architects develop and execute customized hardware deployment plans to meet individualized network strategies. These activities include the management and coordination of the design and network configuration, resource planning, staging, logistics, migration and deployment. We also provide technical documentation and training to assist customers in the transition to a new network.

We offer our customers a variety of technical consulting services, including:

•	Analysis — detailed audit and analysis of customer networks

•	Policy-Based QoS — analysis and recommendation for deploying advanced traffic management and bandwidth prioritization features to match actual traffic patterns

•	Multicasting — strategy for deploying PIM-DM, PIM-SM, or DVMRP to best suit streaming media requirements

•	Voice over IP — strategy and recommendations to deploy voice-over-IP utilizing our technology

•	Load Balancing — design and implementation of our integrated load balancing features to help maximize server response while reducing equipment costs

•	Security — analysis of customer security needs and recommendations on how to implement advanced security features to meet those needs

•	Interoperability Lab — use of the lab to analyze deployment options, resolve integration concerns, and assess performance and application thresholds

ExtremeWorks Global Services Management.    Post-sales customer services are an integral component of our comprehensive service solution. Global Services Management delivers customer service by means of a service account manager who serves as single point of contact to manage account service needs including the coordination of activities with the Global Service Management team – the designated technical engineer, systems engineer and development engineer sponsor. Service account managers facilitate communications with cross- functional teams, escalate support issues to streamline issue resolution, and maintain documentation of customer network configurations and topology maps for access by customer-authorized staff.

ExtremeWorks Support Programs.    Our support programs are designed to support a broad range of customer service requirements. From standard business hours to 24-hour-a-day, 7-day-a-week, 365-day-a-year global support, we attempt to meet the service requirements of all our customers through Technical Assistance Centers, or TACs, located in Santa Clara, California, Utrecht, Holland, and Tokyo, Japan. Our technical engineers assist in diagnosing and troubleshooting technical issues regarding customer networks. This is part of our effort to ensure maximum network uptime and performance. Regional systems engineers serve as on-site engineering resources to provide consultative support and advice for network operation. Development engineers work with the TACs to resolve product functionality issues specific to each customer.

We utilize the Internet to distribute and obtain information from our customer base as an integral part of our service solution. This allows us to keep customers informed of the latest updates and developments at Extreme Networks, and contains up-to-date information and technical documentation enabling customers to research issues and find answers to technical questions. Special features include a TAC database to obtain troubleshooting assistance and information for configuring software, diagnosing hardware, and researching network issues. On-

site support services are available in most locations worldwide for customers who require a more comprehensive level of service and support.

ExtremeWorks Education.    Certified technical experts teach classes dealing with all of our products. The classes cover a wide range of topics such as installation, configuration, operation, management and optimization — providing customers with the necessary knowledge and experience to successfully deploy and manage our products in various networking environments. Class sizes are limited and are lab-intensive to promote high retention in a hands-on learning environment. Classes are scheduled and available at numerous locations worldwide.

In addition to the traditional instructor-led courses, we offer a portfolio of self-paced eLearning courses available through the Internet. These courses allow learners to gain knowledge of our products and network technology at their own pace without leaving the home or office. We strive to deliver cost-effective training solutions to address the needs of all of our customers.

Manufacturing

We outsource the majority of our manufacturing and supply chain management operations as part of our strategy to maintain global manufacturing capabilities and to reduce costs. We conduct quality assurance, manufacturing engineering, document control and test development at our main campus in Santa Clara, California. This approach enables us to reduce fixed costs and to flexibly respond to changes in market demand.

Currently, we have strategic partnerships with three contract manufacturers — Flextronics International, Ltd. for the manufacture of our products in San Jose, California; Plexus Corp. for the manufacture of our products in Nampa, Idaho and Penang, Malaysia; and Solectron Corporation for the manufacture of our products in Milpitas, California. Each of these manufacturing processes and procedures is ISO 9002 certified. We design and develop the key components of our products, including ASICs and printed circuit boards. We determine the components that are incorporated in our products and select the appropriate suppliers of such components. Our contract manufacturers utilize automated testing equipment to perform product testing and burn-in with specified tests. Together with our contract manufacturers, we rely upon comprehensive inspection testing and statistical process controls to assure the quality and reliability of our products. We intend to regularly introduce new products and product enhancements that will require us to rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers.

Although we use standard parts and components for our products where it is appropriate, we currently purchase several key components used in the manufacture of our products from single or limited sources. Our principal single-source components include:

•	ASICs;

•	microprocessors;

•	programmable integrated circuits;

•	selected other integrated circuits;

•	custom power supplies; and

•	custom-tooled sheet metal.

Our principal limited-source components include:

•	flash memory;

•	dynamic and static random access memories, or DRAMs and SRAMs respectively; and

•	printed circuit boards.

Purchase commitments with our single- or limited-source suppliers are generally on a purchase order basis. LSI Logic Corporation is the sole source for the ASICs that are used in our switches, whereas a number of other vendors supply standard product integrated circuits and microprocessors for our products. Any interruption or delay in the supply of any of these components, or the inability to procure these components from alternate sources at acceptable prices and within a reasonable time, may have a material adverse effect on our business, operating results and financial condition. Qualifying additional suppliers can be time-consuming and expensive and may increase the likelihood of errors.

We use our forecast of expected demand to determine our material requirements. Lead times for materials and components vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. We order many of our materials and components on an indirect basis through our contract manufacturers.

Research and Development

The success of our products to date is due in large part to our focus on research and development. We believe that continued success in the marketplace will depend on our ability to develop new and enhanced products employing leading-edge technology. Accordingly, we are undertaking development efforts with an emphasis on increasing the reliability, performance and features of our family of products, and designing innovative products to reduce the overall network operating costs of customers.

Our product development activities focus on solving the needs of enterprises, service providers and metropolitan area network markets. Current activities include the continuing development of a next-generation chipset aimed at extending the capabilities of our products. Our ongoing research activities cover a broad range of areas, including, in particular, 10 Gigabit Ethernet and SONET, metropolitan network and Internet routing software, ASIC design, network management software, broadband access equipment and content networking devices.

Our products have been designed with a uniform system architecture for all products, that expedites our design and development cycle as well as the time to market for new products and features. We have utilized this design approach to develop and introduce new products and enhancements following the introduction of our first- and second-generation products. We intend to continue with a simplified approach to architectural design to develop and introduce additional products and enhancements in the future.

As of June 30, 2002, our research and development organization consisted of 249 individuals. Our expenditures for research and development in fiscal 2002, 2001 and 2000 were $61.5 million, $57.9 million and $33.0 million, respectively. These amounts do not include in-process research and development charges in the amount of $30.2 million related to our acquisitions in fiscal 2001.

Competition

The market for Internet switches is part of the broader market for networking equipment, which is dominated by a few large companies, particularly Cisco Systems. Each of these companies has introduced, or has announced its intention to develop, switches that are or may be competitive with our products, such as the Catalyst 6000 family of switches offered by Cisco Systems. In addition, there are a number of large telecommunications equipment providers, including Alcatel and Nortel Networks, which have entered the market for network equipment, particularly through acquisitions of public and privately held companies. We expect to face increased competition, particularly price competition, from these and other telecommunications equipment providers. We also compete with other public and private companies that offer switching solutions, including Dell Computer Corporation, Enterasys Networks, Foundry Networks, Huawei Technologies, Riverstone Networks and 3Com

Corporation. These vendors offer products with functionality similar to our products or provide alternative network solutions. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to develop and offer competitive products. Furthermore, we compete with numerous companies that offer routers and other technologies and devices that traditionally have managed the flow of traffic on the enterprise or metropolitan area networks.

Many of our current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than we do. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, competitors with a large installed customer base may have a significant competitive advantage over us. We have encountered, and expect to continue to encounter, many potential customers who are confident in and committed to the product offerings of our principal competitors, including Cisco Systems. Accordingly, these potential customers may not consider or evaluate our products. When such potential customers have considered or evaluated our products, we have in the past lost, and expect in the future to lose, sales to some of these customers as large competitors have offered significant price discounts to secure these sales.

We believe the principal competitive factors in the network switching market are:

•	expertise and familiarity with network protocols, network switching and network management;

•	product performance, features, functionality and reliability;

•	price/performance characteristics;

•	timeliness of new product introductions;

•	adoption of emerging industry standards;

•	customer service and support;

•	size and scope of distribution network;

•	brand name;

•	access to customers; and

•	size of installed customer base.

We believe that we compete favorably with our competitors with respect to each of the foregoing factors. However, because many of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, technical, sales, marketing and other resources, they may have larger distribution channels, stronger brand names, access to more customers and a larger installed customer base than we do. Such competitors may, among other things, be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to distribution partners than we can. To remain competitive, we believe that we must, among other things, invest significant resources in developing new products and enhancing our current products and maintain customer satisfaction worldwide. If we fail to do so, our products will not compete favorably with those of our competitors and that may have a material adverse effect on our business.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Based on our commitment to build a patent portfolio, we have in process a number of patents relating to our proprietary technology. We have filed patents in selected countries abroad as deemed appropriate. There can be no assurance that these applications will be approved, that any issued patents will protect our intellectual property, or that third parties will not challenge these patents or applications. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that we may obtain. With respect to trademarks, we have fourteen registered trademarks in the United States. In addition, we have a significant number of pending trademark applications and registered trademarks abroad.

We enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to, and distribution of, our software, documentation and other proprietary information. In addition, we provide our software products to end-user customers primarily under “shrink-wrap” license agreements included within the packaged software. These agreements are not negotiated with or signed by the licensee, and thus these agreements may not be enforceable in some jurisdictions. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. There can be no assurance that these precautions will prevent misappropriation or infringement of our intellectual property. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

We have been in communication with a number of major technology companies that assert certain of our products require a license under a number of their patents. These parties have indicated a willingness to grant us a non-exclusive license under the identified patents, as well as other patents that we may require. We are currently reviewing the identified patents to determine whether we consider a license necessary. However, there can be no assurance that these licenses would be obtainable on commercially acceptable terms.

In the future, we may determine it is necessary to initiate claims or litigation against third parties for infringement of our proprietary rights. Any such claims, whether asserted by us or a third party against us, could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop non-infringing technology or enter into royalty or licensing agreements. Royalty-bearing license agreements, if required, may not be available on acceptable terms, if at all. In the event a third party is successful in a claim of infringement, our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis may have a material, adverse effect on our business, operating results and financial condition.

Employees

As of June 30, 2002, we employed 987 people, including 397 in sales and marketing, 249 in engineering, 100 in operations, 115 in customer support and service, and 126 in finance and administration. We have never had a work stoppage and no personnel are represented under collective bargaining agreements. We consider our employee relations to be good.

We believe that our future success depends on our continued ability to attract, integrate, retain, train and motivate highly qualified personnel, and upon the continued service of our senior management and key personnel. None of our personnel is bound by an employment agreement. The market for qualified personnel is competitive, particularly in the San Francisco Bay Area, where our headquarters is located. At times, we have experienced difficulties in attracting new personnel.

Organization

We were incorporated in California in May 1996 and reincorporated in Delaware in March 1999. Our corporate headquarters are located at 3585 Monroe Street, Santa Clara, CA 95051 and our telephone number is (408) 579-2800. Our website can be found at www.extremenetworks.com.

Item 2.    Properties.

Our principal administrative, sales, marketing and research and development facilities are located in Santa Clara, California. We also lease office space and executive suites in various other geographic locations domestically and internationally for sales and service personnel and engineering operations. Our aggregate lease expense for fiscal 2002 was approximately $10.4 million, net of sublease income of approximately $2.0 million. We believe our current facilities will adequately meet our growth needs for the foreseeable future, and we are actively engaged in efforts to sublease excess space we acquired in prior years to meet the anticipated growth at that time. Our principal facilities are as follows:

# of Bldgs	Location	Leased/Owned	Square Footage	Purpose
6	Santa Clara, CA	2 Leased 4 Owned	Combined SF 295,764	Headquarters, Research & Development, Sales, Operations
2	Pleasanton, CA	Leased	84,428	Research & Development
1	Herndon, VA	Leased	14,451	Sales and Research & Development
1	Durham, NC	Leased	12,500	Research & Development
2	Maarssen, the Netherlands	Leased	12,000	Sales Office
1	Dallas, TX	Leased	11,574	Sales Office
1	Oakbrook Terrace, IL	Leased	11,430	Sales Office
1	Westlake Village, CA	Leased	12,140	Research & Development
1	Tokyo, Japan	Leased	7,755	Sales Office
1	Sunnyvale, CA	Leased	7,500	Research & Development
1	Denver, CO	Leased	7,277	Sales Office
1	Houston, TX	Leased	6,347	Sales Office
1	Westborough, MA	Leased	5,553	Sales Office

Item 3.    Legal Proceedings.

Other than the securities fraud class action lawsuit in the United States District Court for the Southern District of New York beginning on July 6, 2001 (see Note 4 of Notes to Consolidated Financial Statements), we are not aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse effect on our business, operating results or financial condition. We may in the future be party to litigation arising in the course of our business, including claims that we allegedly infringe third-party trademarks and other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of September 20, 2002:

Name	Age	Position
Gordon L. Stitt	46	President, Chief Executive Officer and Chairman
Stephen Haddock	44	Vice President and Chief Technical Officer
Herb Schneider	43	Vice President of Engineering
Harold L. Covert	55	Vice President, Chief Financial Officer and Secretary
Alexander J. Gray	45	Chief Operating Officer
Christopher N. Todd	39	Vice President of Worldwide Sales

Gordon L. Stitt.    Mr. Stitt co-founded Extreme in May 1996 and has served as President, Chief Executive Officer and a director of Extreme since its inception. From 1989 to 1995, Mr. Stitt worked at another company he co-founded, Network Peripherals, a designer and manufacturer of high-speed networking technology. He served first as its Vice President of Marketing, then as Vice President and General Manager of the OEM Business Unit. Mr. Stitt holds an M.B.A. from the Haas School of Business of the University of California, Berkeley and a B.S.E.E./C.S. from Santa Clara University.

Stephen Haddock.    Mr. Haddock co-founded Extreme in May 1996 and has served as Vice President and Chief Technical Officer of Extreme since its inception. From 1989 to 1996, Mr. Haddock worked as Chief Engineer at Network Peripherals. Mr. Haddock is a member of IEEE, an editor of the Gigabit Ethernet Standard and Chairman of the IEEE 802.3ad link aggregation committee and vice chairman of the 10 Gigabit committee. Mr. Haddock holds an M.S.E.E. and a B.S.M.E. from Stanford University.

Herb Schneider.    Mr. Schneider co-founded Extreme in May 1996 and has served as Vice President of Engineering of Extreme since its inception. From 1990 to 1996, Mr. Schneider worked as Engineering Manager at Network Peripherals and was responsible for the development of LAN switches. From 1981 to 1990, Mr. Schneider held various positions at National Semiconductor, a developer and manufacturer of semiconductor products, where he was involved in the development of early Ethernet chipsets and FDDI chipsets. Mr. Schneider holds a B.S.E.E. from the University of California, Davis.

Harold L. Covert.    Mr. Covert was appointed as Vice President, Chief Financial Officer and Secretary of Extreme Networks effective August 1, 2001. Prior to that Mr. Covert was with Silicon Graphics, Inc. from July 2000 until July 2001 where he served as President and Chief Financial Officer. Before that Mr. Covert was Vice President and Chief Financial Officer of Red Hat, Inc. from March 2000 until July 2000. Prior to that Mr. Covert was Executive Vice President and Chief Financial Officer of Adobe Systems from March 1998 until March 2000. From December 1990 to March 1998, Mr. Covert was a partner in the firm of DHJ & Associates, Inc., Consultants and Certified Public Accountants and Interim Chief Financial Officer. During the last half of this period he acted in a full time capacity as interim Chief Financial Officer for several companies. Mr. Covert holds an M.B.A. from Cleveland State University, a B.S.B.A. from Lake Erie College and is a Certified Public Accountant.

Alexander J. Gray.    Mr. Gray joined Extreme as Chief Operating Officer in September 2002. From January 2001 through August 2002, Mr. Gray was Chief Operating Officer at LGC Wireless. From November 1999 until January 2001, Mr. Gray worked for Replay TV as Executive Vice President of Business Operations. From December 1992 through October 1999, Mr. Gray held senior management positions with Lucent Technologies, Inc. and Octel Communications Corporation. Prior to that time, Mr. Gray held positions as Director of Information Services for American President Lines from September 1991 to November 1992 and NEXT Computer from July 1988 to August 1991. He also spent four years as a research and development engineer for Hewlett-Packard. Mr. Gray holds a B.S. and an M.S. in Electrical Engineering from Washington University in St. Louis, Missouri.

Christopher N. Todd.    Mr. Todd joined Extreme as Vice President of Worldwide Sales in October 2001. From July 1996 through August 2001, Mr. Todd held various executive and senior management sales positions with Cisco Systems. Mr. Todd’s last position with Cisco was as Vice President of Sales for Cisco’s largest service provider, enterprise and channel customers. From January 1990 through July 1996, Mr. Todd worked for Newbridge Networks as Vice President of Sales. Prior to that time, Mr. Todd held senior management positions with TIE Systems Inc., TeleConsultants and ICC. Mr. Todd holds a B.B.A. from Southern Methodist University. Mr. Todd is a member of the Executive Board of Directors of the Cox School of Business at Southern Methodist University.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock commenced trading on the Nasdaq National Market on April 9, 1999 under the symbol “EXTR.” The following table sets forth the high and low closing prices as reported by Nasdaq. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Stock Prices	High	Low
Fiscal year ended June 30, 2002:
First quarter	$30.97	$6.53
Second quarter	$18.25	$6.42
Third quarter	$16.96	$6.29
Fourth quarter	$12.13	$7.43

Fiscal year ended June 30, 2001:
First quarter	$120.69	$46.25
Second quarter	$123.56	$31.13
Third quarter	$50.38	$14.96
Fourth quarter	$39.50	$12.27

At August 15, 2002, there were approximately 402 stockholders of record of our common stock and approximately 66,000 beneficial stockholders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings for the development of our business.

Item 6.    Selected Consolidated Financial Data.

	Years Ended June 30,
	2002	2001	2000	1999	1998
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data: Net revenue	$441,609	$491,232	$261,956	$98,026	$23,579
Total costs and expenses(1)	$674,600	$593,125	$245,702	$99,471	$37,606
Operating income (loss)	$(232,991)	$(101,893)	$16,254	$(1,445)	$(14,027)
Net income (loss)	$(183,962)	$(68,883)	$20,048	$(1,617)	$(13,936)
Net income (loss) per share — basic	$(1.63)	$(0.64)	$0.20	$(0.09)	$(1.59)
Net income (loss) per share — diluted	$(1.63)	$(0.64)	$0.18	$(0.09)	$(1.59)
Shares used in per share calculation — basic	112,925	108,353	100,516	18,924	8,758
Shares used in per share calculation — diluted	112,925	108,353	111,168	18,924	8,758

	As of June 30,
	2002	2001	2000	1999	1998
	(In thousands)
Consolidated Balance Sheets Data: Cash and cash equivalents	$71,830	$87,722	$116,721	$107,143	$9,510
Short-term investments	$164,667	$69,374	$66,640	$16,422	$10,995
Working capital	$221,955	$211,432	$205,881	$119,039	$13,796
Marketable securities	$163,560	$34,406	$44,144	$16,097	$—
Total assets	$735,751	$666,348	$515,930	$171,803	$33,731
Long-term debt, deposit and capital lease obligations, net of current portion	$200,272	$266	$306	$—	$2,634
Total stockholders’ equity	$388,958	$548,762	$419,021	$141,876	$15,869

(1)
Fiscal 2002 amount includes $47.4 million in amortization of deferred stock compensation, goodwill and purchased intangible assets, $89.8 million in impairment of intangible assets and $73.6 million in restructuring and special charges. Fiscal 2001 amount includes $37.5 million in amortization of deferred stock compensation, goodwill and purchased intangible assets, $30.2 million in write-offs of acquired in-process research and development and $5.9 million in restructuring charges. Fiscal 2000 amount includes $6.8 million in amortization of goodwill and purchased intangible assets.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements included in this Form 10-K. The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We base our estimates and judgments on historical experience, market trends, and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the critical accounting policies stated below, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive the majority of our revenue from sales of our stackable and chassis-based networking equipment, with the remaining revenue generated from service fees relating to our products, including installation, maintenance and training. Our revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. We generally recognize product revenue from our end-user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility of sales proceeds is reasonably assured. When significant obligations remain after products are delivered, such as installation or customer acceptance, revenue and related costs are deferred until such obligations are fulfilled. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which is typically 12 months.

We make certain sales to partners in two-tier distribution channels. The first tier consists of a limited number of independent distributors that sell primarily to resellers and, on occasion, to end-user customers. Under specified conditions, we grant the right to these distributors to return a portion of unsold inventory to us for the purpose of stock rotation. Therefore, we defer recognition of revenue on sales to distributors until the distributors sell the product, as evidenced by a monthly sales-out report that each distributor provides us. The second tier of the distribution channel consists of a large number of third-party resellers that sell directly to end-users and are not granted return privileges, except for defective products.

We provide an allowance for sales returns based on our historical returns, analysis of credit memo data and return policies which has been netted against net revenue in the accompanying consolidated statements of operations. If the historical data used by us to calculate the estimated sales returns and allowances does not properly reflect future returns, these estimates would have to be modified, thus resulting in an impact to net revenue.

Inventories

The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, and evolving industry standards. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements, product lifecycle and product development plans and quality issues. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at net realizable value. In recent quarters, demand for our products has been adversely affected by the downturn in the United States economy and reduced telecommunications and infrastructure capital spending. Although we make every effort to ensure the accuracy of our forecasts of product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and we determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our operating margin in that period will be unusually favorable.

Warranty Reserves

Networking products can contain undetected software or hardware errors when new products or new versions or updates of existing products are released to the marketplace. We have experienced such errors in connection with new products and product upgrades. Our hardware warranty period is typically 12 months from the date of shipment to the end user and 14 months from the date of shipment to channel partners. Upon shipment of products to our customers, including both end users and channel partners, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue the amount as revenue is recognized. Our determination of our warranty requirements is based on our actual historical experience with the product or product family, the frequency of new product introductions and product upgrades anticipated during the period, an estimate of repair and replacement costs and any product warranty problems that are identified after shipment. We adjust these accruals at each balance sheet date in accordance with changes in these factors. While we believe that our warranty accrual is adequate and that the judgment applied in calculating this accrual is appropriate, the assumptions used are based on estimates and estimated amounts could differ materially from our actual warranty expenses in the future.

Allowance for Doubtful Accounts

We continually monitor and evaluate the collectibility of our trade receivables based on a combination of factors. We record specific allowances for bad debts in general and administrative expense when we become aware of a specific customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends in the length of time the receivables are past due and historical collection experience. We mitigate some collection risk by requiring most of our customers in the Asian region, excluding Japan, to secure letters of credit prior to placing an order with us. During the year ended June 30, 2002, we increased our allowance for doubtful accounts, reflecting the adverse economic conditions affecting our customer base. While we believe that our current allowance for doubtful accounts receivable is appropriate, a change in the financial condition of specific customers may result in further adjustment to our estimates of the recoverability of receivables.

Deferred Tax Asset Valuation Allowance

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not believed to be likely, a valuation allowance is established. For fiscal 2002 and 2001, we did not record a valuation allowance to reduce our deferred tax assets because we believed the amount was more likely than not to be realized. In the event we are unable to realize some or all of the deferred tax assets in the future, an adjustment to the deferred tax assets will be charged to income in the period such determination is made.

Purchase Commitments

Currently, we have strategic partnerships with three contract manufacturers for the manufacture of our products. Our agreements allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by us. We are contractually obligated to the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with the forecast, unless we give notice of order cancellation outside of applicable component leadtimes. As of June 30, 2002, we were committed to purchase approximately $1.0 million of such inventory over the next four months. If actual demand of our products is below these projections, we may have excess inventory as a result of our purchase commitments of long lead-time components with our contract manufacturers. As a consequence, we may then need to record a charge to cost of revenue to reflect the impact of such excess purchase commitments.

Legal Contingencies

We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals, if any, are based only on the most current and dependable information available at any given time. As additional information becomes available, we may reassess the potential liability from pending claims and litigation and the probability of claims being successfully asserted against us. As a result, we may revise our estimates related to these pending claims and litigation. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations, financial position and cash flows in the future. For further detail, see Note 4 of Notes to Consolidated Financial Statements for a description of legal proceedings.

First Quarter Fiscal 2003

On September 30, 2002, we announced that we expected revenue for the first quarter ended September 29, 2002 to be approximately $100 million. Based on this revenue level, we expect to report a loss of approximately $0.03 to $0.04 per share for the quarter on a GAAP basis.

Results of Operations

Net Revenue

Net revenue was $441.6 million in fiscal 2002, $491.2 million in fiscal 2001 and $262.0 million in fiscal 2000, representing a decrease of 10.1% in fiscal 2002 from fiscal 2001 and an increase of 87.5% in fiscal 2001 from fiscal 2000. The decrease in net revenue in fiscal 2002 compared to fiscal 2001 was primarily due to a decline in revenue in the United States, as our business was negatively impacted by the cautious purchasing behavior of customers in the difficult economic environment during fiscal 2002, offset in part by an increase in revenue from customers in Japan. The increase in net revenue for fiscal 2001 resulted primarily from a higher volume of sales due to an increase in market acceptance of our products.

Sales outside of the United States accounted for 67%, 57% and 44% of net revenue in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. The decrease in United States sales in fiscal 2002 as a percentage of total sales was primarily attributable to reduced sales within the United States in the first half of 2002 as a result of the events of September 11, 2001. Sales within the United States in the second half of fiscal 2002 steadily increased as a percentage of total sales. We expect that export sales will continue to represent a significant portion of net revenue, although export sales may decline as a percentage of net revenue. All sales transactions are currently denominated in United States dollars.

During fiscal 2002, the United States economy experienced a rapid and increasingly severe downturn. This adversely affected our product demand and made it increasingly difficult to accurately forecast future production requirements. Our revenue for the first quarter of fiscal 2003 will be adversely affected by the continuing weakness and uncertainty in the economies of the United States and other industrialized countries. While we expect this economic downturn to continue for the remainder of calendar year 2002, we cannot predict the extent, severity or length of this economic downturn in the United States or in the other geographic regions where we currently sell our products.

We expect to experience some erosion of average selling prices of our products due to a number of factors, including competitive pricing pressures, promotional pricing and rapid technological change. Our revenue is derived primarily from sales of our Summit, BlackDiamond and Alpine products and fees for services relating to our products, including installation maintenance and training. The level of sales to any customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. One customer, who is a distributor of our products, accounted for 15% and 16%, respectively, of our net revenue in fiscal 2002 and fiscal 2001. No customer accounted for more than 10% of our net revenue in fiscal 2000.

Cost of Revenue

Cost of revenue includes costs of raw materials, direct labor, manufacturing overhead and amounts paid to third-party contract manufacturers, and other costs related to warranty and contractual obligations. Net revenue less cost of revenue (gross profit) was $207.1 million in fiscal 2002, $210.0 million in fiscal 2001 and $135.0 million in fiscal 2000, representing a decrease of 1.4% in fiscal 2002 from fiscal 2001 and an increase of 55.5% in fiscal 2001 from fiscal 2000. The decrease in fiscal 2002 was primarily due to the related decrease in revenue, and the increase in fiscal 2001 was primarily due to an increase in revenue. Gross margin (gross profit as a percentage of net revenue) was 46.9% in fiscal 2002, 42.7% in fiscal 2001 and 51.6% in fiscal year 2000. The increase in gross margin in fiscal 2002 over fiscal 2001 resulted primarily from a shift in product mix and a decrease in the net charges related to contract manufacturers and other costs associated with the carrying value of inventory, including a benefit to cost of revenue in fiscal 2002 of $4.8 million relating to products sold that were written off in fiscal 2001. This increase in gross margin in fiscal 2002 over fiscal 2001 was adversely affected by a significant increase in warranty expense. During fiscal 2002 we experienced a higher than normal rate of warranty expense due to problems with various component parts within our products and our election, in some cases, to address those problems by replacing such products with new rather than refurbished replacements. We continued to experience higher than normal rates of warranty expense in the first quarter of fiscal 2003. We intend to reduce these expenses in the future, however our gross margin will continue to be adversely affected until we have completed the implementation of operational changes designed to reduce these expenses.

The decrease in gross margin in fiscal 2001 over fiscal 2000 was primarily due to a $40.3 million charge for excess and obsolete inventory, non-cancelable purchase commitments and warranty expenses.

Inventory purchases and commitments are based upon our forecast of future sales. To mitigate the component supply constraints that have existed in the past, we built inventory levels for certain components with long lead times and entered into long-term commitments for certain components. Due to a sudden and significant decrease in demand for our products that became apparent in the third quarter of fiscal 2001, inventory levels, including non-cancelable purchase commitments, exceeded our requirements based on our forecast of expected demand. This additional excess inventory charge was calculated based on the inventory levels in excess of our forecast of expected demand for each product. Based on our future demand forecast, we do not currently anticipate that the excess inventory subject to these provisions will be used at a later date. Furthermore, we may be required to take additional write-downs in the future related to excess inventory.

Our gross margin is variable and dependent on many factors, some of which are outside of our control. Some of the primary factors affecting gross margin include demand for our products, changes in our pricing policies and those of our competitors, and the mix of products sold. Our gross margin may be adversely affected by increases in material or labor costs, increases in warranty expense, heightened price competition, obsolescence charges and higher inventory balances. In addition, our gross margin may fluctuate due to the mix of distribution channels through which our products are sold, including the effects of our two-tier distribution model. Any significant decline in sales to our resellers, distributors or end-user customers, or the loss of any of our resellers, distributors or end-user customers could have a material adverse effect on our business, operating results and financial condition. In addition, an increase in distribution channels generally makes it more difficult to forecast the mix of products sold and the timing of orders from our customers. New product introductions may result in excess or obsolete inventories, which may also reduce our gross margin. Furthermore, if product or related warranty costs associated with these new products are greater than we have experienced, gross margin may be adversely affected.

Cost of revenue includes the cost of our manufacturing overhead. We outsource the majority of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, document control and repairs at our facility in Santa Clara, California. Accordingly, a significant portion of our cost of revenue consists of payments to our contract manufacturers: Flextronics International, Ltd., Plexus Corp. and Solectron Corporation. As part of our business relationship with MCMS, Inc., the predecessor-in-interest to Plexus Corp., in September 2000, we entered into a $9.0 million operating equipment lease for manufacturing equipment with a third-party financing company; we, in turn, subleased the equipment to MCMS. Due to the liquidity problems at MCMS and its voluntary bankruptcy filing for protection under Chapter 11 on September 18, 2001, we recorded a charge of $9.0 million related to the equipment lease in the first quarter of fiscal 2002. On January 8, 2002, MCMS completed an agreement to sell a majority of its assets to Plexus Corp. for $45.0 million.

We expect to realize lower per-unit product costs from our contract manufacturers as a result of volume efficiencies if and as volumes increase. However, we do not know if or when such price reductions will occur. The failure to obtain these price reductions could have a material adverse effect upon our gross margin and operating results.

Sales, Marketing and Service Expenses

Sales, marketing and service expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support and service functions, as well as trade shows and promotional expenses. Sales, marketing and service expenses were $141.0 million in fiscal 2002, $154.6 million in fiscal 2001 and $67.1 million in fiscal 2000, representing a decrease of 8.8% in fiscal 2002 from fiscal 2001 and an increase of 130.2% in fiscal 2001 from fiscal 2000. The decrease in fiscal 2002 was primarily due to lower aggregate sales commissions and a reduction of approximately 80 people in our sales, marketing and support organization. As a percentage of net revenue, sales, marketing and service expenses increased to 31.9% in fiscal 2002 from 31.5% in fiscal 2001. This percentage increase was primarily the result of a decrease in our net revenue in fiscal 2002. As a percentage of net revenue, sales, marketing and service expenses increased to 31.5% in fiscal 2001, compared with 25.6% in fiscal 2000. This increase was primarily due to the hiring of additional sales, marketing and customer support personnel, increased sales commission expenses resulting from increased net revenue and increased promotional expenses. Service expenses were $23.1 million, $17.4 million and $5.6 million in fiscal 2002, 2001 and 2000, respectively. These increases were due to increased staffing and new programs for our distributors and resellers. The rate of future spending increases in our sales, marketing and service expenses, if any, will depend on the pace of recovery in the market for networking products.

Research and Development Expenses

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products. Research and development expenses were $61.5 million in fiscal 2002, $57.9 million in fiscal 2001 and $33.0 million in fiscal 2000, representing an increase of 6.2% in fiscal 2002 from fiscal 2001 and an increase of 75.4% in fiscal 2001 from fiscal 2000. These increases were primarily due to higher payroll and related personnel expenses associated with the addition of new personnel, partly through acquisitions, to support our multiple product development efforts as well as non-recurring engineering charges and prototype costs. As a percentage of net revenue, research and development expenses increased to 13.9% in fiscal 2002 from 11.8% in fiscal 2001. This percentage increase was primarily the result of a decrease in our net revenue in fiscal 2002. As a percentage of revenue, research and development expenses decreased to 11.8% in fiscal 2001 from 12.6% in fiscal 2000. This percentage decrease was primarily the result of an increase in our net revenue in fiscal 2001. We expense all research and development expenses as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses were $26.9 million in fiscal 2002, $25.8 million in fiscal 2001 and $11.9 million in fiscal 2000, representing an increase of 4.3% in fiscal 2002 from fiscal 2001 and an increase of 116.8% in fiscal 2001 from fiscal 2000. The increase in fiscal 2002 was due primarily to increased professional fees and directors and officers insurance premiums. From fiscal 2001 to fiscal 2002, general and administrative expenses increased as a percentage of net revenue to 6.1% in fiscal 2002 from 5.2% in fiscal 2001 and 4.5% in fiscal 2000. The percentage increase in fiscal 2002 from fiscal 2001 was primarily the result of a decrease in our net revenue. The percentage increase in fiscal 2001 from fiscal 2000 was due primarily to an increase in bad debt expense, the hiring of additional finance, information technology, legal and administrative personnel and increased professional fees. The rate of any future spending increases in our general and administrative expenses, if any, will depend on the pace of recovery in the market for networking products.

Impairment of Acquired Intangible Assets

In the third quarter of fiscal 2002, we recorded in operating expenses asset impairment charges totaling $89.8 million against certain acquired intangible assets and goodwill. The acquired intangible assets and goodwill that were impaired originated primarily from the acquisitions of Optranet in January 2001 and Webstacks in March 2001.

Optranet’s products were originally targeted at the building local exchange carrier, or BLEC, and multi-tenant unit, or MTU, markets. It was believed that, by incorporating Optranet’s technology into our Alpine product family, we would be able to expand our presence in customer networks and give metropolitan service providers an advanced Ethernet service-provisioning platform for Ethernet access over several transport systems. We believed we would be able to exploit the synergies and growth opportunities of Optranet’s in-process products due to their complementary nature to our strategy and compatibility with our products. However, following the acquisition date, demand for Optranet’s products fell sharply, as the majority of Optranet’s targeted customers either entered into bankruptcy or dissolved. Based on industry analysis, the BLEC and MTU markets are not expected to recover in the next few years, and in the event that a recovery eventually occurs, BLEC and MTU service providers may likely require different solutions. As of the impairment valuation date of March 31, 2002, the Optranet products were repositioned to address the remote and branch office access needs of enterprise customers. However, this secondary market has also slowed due to decreased information technology spending and has largely been addressed by competing products based on legacy technologies.

Webstacks’ products were originally targeted at the e-business and hosting facility markets. We acquired Webstacks in an effort to expand our IP services to provide robust Layer 4 ~ Layer 7 switching solutions required for building high-performance content-aware networks. We believed that we would be able to exploit the growth opportunities of Webstacks’ products by complementing our Layer 3 product focus with high-end Layer 4 ~ Layer 7 networking devices. However, demand for higher-cost Layer 4 ~ Layer 7 switches in these markets did not materialize, largely due to worsening economic conditions. E-business customers continued to rely on slower speed networking devices and host facilities have not yet grown to a scale that necessitates data transfer at gigabit speeds. As of the impairment valuation date of March 31, 2002, the Webstacks products were repositioned to address enterprise data center needs, including security products. Although this market has slowed since the acquisition date, based on industry analysis, we believe there continues to be potential for moderate growth in this market.

Based on the foregoing impairment factors, we worked with valuation experts to perform asset impairment tests at the lowest operational level that had separately identifiable cash flows related to the Webstacks and Optranet intangible assets and goodwill. The tests were performed by comparing the expected undiscounted cash flows over 57-month periods for each of Webstacks and Optranet to the carrying amount of the long-lived assets resulting from the acquisitions. We found that the sum of the undiscounted cash flows attributable to the Webstacks and Optranet intangible assets and goodwill was less than their carrying value and thus we needed to record an impairment loss. The impairment loss was measured as the amount by which the carrying values of such assets exceeded their fair value. The fair value was calculated based on analyses of the discounted future cash flows for each of Webstacks and Optranet. In performing these analyses, we used the best information available under the circumstances, including reasonable and supportable assumptions and projections of future operating results. The discount rates used in the analyses were 20% for each of Webstacks and Optranet, which were based on historical risk premiums that investors required for companies of our size, industry and capital structure and included risk factors specific to the sectors in which the two companies operated. These amounts are based on our best estimate of future results. As a result of our analysis, we recorded a charge to reduce goodwill and purchased intangible assets by $89.8 million in the third quarter of fiscal 2002.

Amortization of Deferred Stock Compensation, Goodwill and Purchased Intangible Assets

Amortization of deferred stock compensation was $10.2 million in fiscal 2002, $4.1 million in fiscal 2001 and $0.1 million in fiscal 2000, representing an increase of $6.1 million in fiscal 2002 from fiscal 2001 and an increase of $4.0 million in fiscal 2001 from fiscal 2000. The amortization of deferred stock compensation relates primarily to options awarded to employees that were assumed in the Optranet and Webstacks acquisitions in fiscal 2001, primarily in research and development.

Amortization of goodwill and purchased intangible assets was $37.2 million in fiscal 2002, $33.4 million in fiscal 2001 and $6.7 million in fiscal 2000, representing an increase of $3.8 million in fiscal 2002 from fiscal 2001 and an increase of $26.7 million in fiscal 2001 from fiscal 2000. The increases in fiscal 2002 were due to the amortization related to the Optranet and Webstacks acquisitions in fiscal 2001. In fiscal 2001, amortization of goodwill arising from warrants issued in April 2000 increased by $20.4 million to $27.2 million and amortization of goodwill and purchased intangible assets related to the Optranet and Webstacks acquisitions was $5.5 million. See Note 3 of Notes to Consolidated Financial Statements.

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. This review could result in a charge to earnings in the period any impairment is determined. Amortization of purchased intangible assets and deferred stock compensation may continue to increase if we acquire companies and technologies. We will no longer record amortization of goodwill in future periods because under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but rather is periodically evaluated for impairment. See “New Accounting Pronouncements.”

Restructuring and Special Charges

During the third quarter of fiscal 2002, we implemented a restructuring plan to lower our overall cost structure. Restructuring and special charges in fiscal 2002 included a charge related to the purchase of leased properties of $39.0 million, a write-off of excess facilities of $25.4 million and a write-off related to asset impairments of $9.1 million, as described below.

We incurred a $39.0 million charge in fiscal 2002 relating to two property leases we entered into in June 2000, as described in Note 4 of Notes to Financial Statements. Effective May 7, 2002, we exercised the option to purchase the leased properties for an aggregate of $77.0 million, which represented the residual value guarantee under the lease arrangement of $80.0 million, net of a $3.0 million improvement allowance. The appraised fair value of the land and buildings at the time of the option exercise was $38.0 million. Accordingly, we recognized a charge of $39.0 million. Upon completion of this transaction the purchased land and buildings were categorized as property and equipment on our balance sheet and the buildings are being depreciated over their estimated useful lives of 25 years.

Excess facilities charges for fiscal 2002 were $25.4 million. These costs are the result of our decision to permanently reduce the space occupied or to vacate certain domestic and international facilities. The estimated facilities costs are based on current comparable rates for leases in the respective markets or estimated termination fees. The actual loss could differ from this estimate if we are unsuccessful in negotiating affordable termination fees on certain facilities, if facility operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities, or if other estimates and assumptions change. We anticipate that we will continue to make cash outlays to meet lease obligations for these facilities through 2011 unless estimates and assumptions change or we are able to negotiate to terminate the leases prior to 2011. The following is a summary of the excess facility charges (in millions):

Location	Reduced / Vacated	Amount
Santa Clara, CA	Reduced February 2001	$9.4
Pleasanton, CA	Never occupied — facility relates to Optranet acquisition	9.3
Pleasanton, CA	Reduced March 2002	4.6
Others	Various	2.1

		$25.4

Asset impairments were $9.1 million for fiscal 2002. This charge represented the unamortized amount of the assets at the date a decision was made to discontinue use and these assets were not utilized subsequently and were not held for sale. See Note 9 of Notes to Consolidated Financial Statements.

In fiscal 2001, restructuring and special charges included a write-off of acquired in-process research and development of $30.2 million and a restructuring charge of $5.9 million, as described below.

We recorded in-process research and development charges of $13.4 million related to the purchase of Optranet in January 2001 and $16.8 million related to the purchase of Webstacks in March 2001. The value assigned to purchased in-process research and development was determined through valuation techniques generally used by appraisers in the high-technology industry and was immediately expensed in the period of acquisition because technological feasibility had not been established and no alternative use had been identified. The charges are discussed in detail in Note 3 of Notes to Consolidated Financial Statements.

In March 2001, we implemented a restructuring plan in order to lower our overall cost structure. In connection with the restructuring, we reduced our headcount and consolidated facilities. Restructuring charges included in other operating expenses were $3.8 million in the quarter ended March 31, 2001 and $2.1 million in the quarter ended June 30, 2001. The restructuring expense included $1.8 million for severance and benefits for approximately 100 terminated employees, $2.3 million for the write-off and write-down in carrying value of Summit equipment and $1.8 million in facility closure expenses. As of June 30, 2002, all liabilities related to the restructuring plan have been paid.

Interest Income

Interest income was $11.7 million in fiscal 2002, $15.5 million in fiscal 2001 and $14.6 million in fiscal 2000, representing a decrease of $3.8 million in fiscal 2002 from fiscal 2001 and an increase of $0.9 million in fiscal 2001 from fiscal 2000. The decrease in fiscal 2002 from fiscal 2001 was due to lower interest rates, offset by an increase in our available investment balances due to the net proceeds we received from the issuance of convertible subordinated notes in December 2001. The increase in fiscal 2001 from fiscal 2000 was due to the increased amount of cash and cash equivalents, short-term investments, restricted investments and marketable securities from the net proceeds we received from our initial public offering in April 1999 and our secondary public offering in October 1999.

Interest Expense

Interest expense was $4.5 million in fiscal 2002, $0.4 million in fiscal 2001 and $0.5 million in fiscal 2000, representing an increase of $4.1 million in fiscal 2002 from fiscal 2001 and a decrease of $0.1 million in fiscal

2001 from fiscal 2000. The increase in fiscal 2002 from fiscal 2001 was due to interest expense on the convertible subordinated notes issued in December 2001.

Other Expense

Other expense was $11.1 million in fiscal 2002, $4.7 million in fiscal 2001 and $33,000 in fiscal 2000. The increase in fiscal 2002 from fiscal 2001 was primarily due to write-downs of investments in privately-held companies that are being accounted for under the cost method. The increase in fiscal 2001 from fiscal 2000 was primarily due to our share of losses from companies in which we had a minority interest which were accounted for under the equity method of accounting of $2.9 million and write-downs of investments accounted for under the cost method of accounting of $1.8 million.

Income Taxes

We recorded a tax benefit of $52.8 million for fiscal 2002. The benefit for fiscal 2002 results in an effective tax benefit rate of 22.3%, which consists primarily of federal and state income tax benefits offset by nondeductible goodwill. SFAS No. 109, Accounting for Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We evaluate the realizability of the deferred tax assets on a quarterly basis. We recorded a tax benefit of $22.7 million for fiscal 2001, which consisted primarily of federal and state income tax benefits, offset by foreign taxes, nondeductible in-process research and development and goodwill. We recorded a tax provision of $10.3 million for fiscal 2000, which consisted primarily of federal taxes, state income taxes and foreign taxes, offset by the recognition of deferred tax assets.

Liquidity and Capital Resources

Cash and cash equivalents and total investments were $400.1 million and $271.5 million at June 30, 2002 and 2001, respectively, representing an increase of $128.6 million. This increase was primarily due to the net proceeds of $193.5 million from the issuance of convertible subordinated notes in December 2001 and cash provided by operating activities of $20.5 million, offset by capital expenditures of $82.8 million and payments for acquisitions of $14.9 million.

We generated $20.5 million in cash from operations in fiscal 2002 despite a net loss of $184.0 million. The net loss included significant non-cash charges, offset somewhat by the effect of deferred taxes. The principal non-cash charges were for impairment of goodwill and purchased intangible assets of $89.8 million, restructuring and special charges of $73.1 million and depreciation and amortization of $68.6 million. Accounts receivable decreased from $63.2 million at June 30, 2001 to $51.3 million at June 30, 2002. Days sales outstanding in receivables decreased to 41 days at June 30, 2002 from 49 days at June 30, 2001. The decrease in accounts receivable and days sales outstanding were primarily due to shipment linearity and improved collections performance. Inventory levels decreased from $60.5 million at June 30, 2001 to $24.6 million at June 30, 2002. Inventory turns were 8.5 times for fiscal 2002 and 3.7 times for fiscal 2001. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence because of recent declining demand, rapidly changing technology and customer requirements. As a result of the rapid change in the market for networking products, we recorded $7.6 million and $39.2 million in charges for excess and obsolete inventory and non-cancelable purchase commitments in fiscal 2002 and 2001, respectively. Deferred revenue increased from $25.5 million at June 30, 2001 to $40.8 million at June 30, 2002. This increase was due primarily to increased service obligations under maintenance contracts.

In June 2000, we entered into two operating lease agreements for approximately 16 acres of land and the accompanying 275,000 square feet of buildings to house our main campus in Santa Clara, California (the “Property”). The two lease agreements provided us with the option to purchase the Property at any time during the lease term. In the fourth quarter of fiscal 2002, we exercised our option to purchase the Property for $80.0 million using our investment securities previously held as collateral to fund the purchase.

We have a revolving line of credit for $10.0 million with Silicon Valley Bank. As of June 30, 2002, there were no outstanding borrowings under this facility. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. At June 30, 2002, we had letters of credit totaling $0.3 million. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of June 30, 2002. The line of credit expires on November 30, 2002. It is our intention to renew this line of credit when it expires.

In December 2001, we completed a private placement of $200.0 million of convertible subordinated notes. The notes mature on December 1, 2006. Interest is payable semi-annually at 3.5% per annum. The notes are convertible at the option of the holders into our common stock at an initial conversion price of $20.96 per share, subject to adjustment. The notes are redeemable in cash at our option at an initial redemption price of 101.4% of the principal amount on or after December 2004 if not converted to common stock prior to the redemption date. Each holder of the notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of the principal amount plus accrued interest upon a change of control of ownership of Extreme, as defined in the offering circular.

The following summarizes our contractual obligations (including interest expense) at June 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	After Three Years
Contractual Obligations:
Convertible subordinated notes	$231,500	$7,000	$14,000	$210,500
Non-cancelable operating lease obligations	53,279	9,512	17,585	26,182

Total contractual cash obligations	$284,779	$16,512	$31,585	$236,682

We did not have any material commitments for capital expenditures or non-cancelable purchase commitments as of June 30, 2002.

We require substantial capital to fund our business, particularly to finance inventories and accounts receivable and for capital expenditures. As a result, we could be required to raise substantial additional capital at any time. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. If we are unable to obtain such additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which would materially adversely affect our business, financial condition and operating results.

We believe that our current cash and cash equivalents, short-term investments, marketable securities and cash available from credit facilities and future operations will enable us to meet our working capital requirements for at least the next 12 months.

New Accounting Pronouncements

Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations (“SFAS 141”), and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 provides guidance on the accounting for a business combination as of the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after

June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS 142 establishes guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will instead be tested for impairment at least annually and written down only when impaired. We adopted this statement beginning July 1, 2002. The effect of adopting SFAS 142 will not have a material impact on our financial position, results of operations or cash flows. As of June 30, 2002, the unamortized balance of acquired intangible assets was approximately $1.0 million, which is recorded in goodwill and purchased intangible assets in the accompanying consolidated balance sheets. This amount represents acquired technology and other identifiable intangibles, which will continue to be amortized upon adoption of SFAS 142.

Impairment of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (“SFAS 121”). Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The statement also supersedes certain provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period or periods in which the losses are incurred rather than as of the measurement date, as presently required. We adopted this statement on July 1, 2002, and do not believe the effect of adopting this statement will have a material impact on our financial position, results of operations, or cash flows.

Exit or Disposal Activities

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our operating results or financial position.

Consideration Granted to Vendors

In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, which addresses the accounting for consideration given by a vendor to a customer. We have evaluated the impact of EITF No. 01-09 and believe its adoption will not have a material impact on our financial position or results of operations.

Reimbursable Out-of-Pocket Expenses

On January 1, 2002, we adopted the consensus of Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred. EITF 01-14 requires that reimbursements received for out-of-pocket expenses be reflected as revenues and to reclassify prior period financial statements to conform to the current period presentation. Prior to the adoption of EITF 01-14, reimbursable out-of-pocket expenses were reflected as a reduction to “Cost of Revenue.” The impact upon revenue and cost of revenue in the six months ended June 30, 2002 was not material. The Announcement will have no impact on our gross margin or net income (loss) but will increase our net revenue and cost of revenue. Prior periods were not materially affected.

Risk Factors

We Have a Limited History of Profitability, We Are Not Currently Profitable and We Cannot Assure You That We Will Return to Profitability in the Future

Fiscal 2000 was the only year in which we have achieved profitability. We reported a loss for fiscal 2002 and fiscal 2001. Although we achieved profitability in the fourth quarter of fiscal 2002, our revenues will decline for the first quarter of fiscal 2003, and we expect to report a loss for the quarter. We anticipate continuing to incur significant sales, marketing and service, product development and general and administrative expenses and, as a result, we will need to rationalize expense levels and increase revenue levels to achieve profitability in future fiscal quarters.

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

We may experience a delay in generating or recognizing revenue for a number of reasons. Orders at the beginning of each quarter do not equal expected revenue for that quarter and are generally cancelable at any time. Accordingly, we are dependent upon obtaining orders during a quarter and shipping those orders in the same quarter to achieve our revenue objectives. In the first quarter of fiscal 2003 we did not receive product orders during the quarter sufficient to meet our revenue expectations for the quarter, and we will report a loss for the quarter. In addition, the timing of product releases and purchase orders, in addition to product availability, often results in a majority of our product shipments being scheduled near the end of a quarter. Failure to ship these products by the end of a quarter may adversely affect our operating results. Our customer agreements generally allow customers to delay scheduled delivery dates or to cancel orders within specified timeframes without significant charges to the customers. Furthermore, some of our customers require that we provide installation or inspection services that may delay the recognition of revenue for both products and services, and some of our customer agreements include acceptance provisions that prevent our ability to recognize revenue upon shipment.

Our quarterly revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including, but not limited to, the following:

•	changes in general and/or specific economic conditions in the networking industry;

•	seasonal fluctuations in demand for our products and services, particularly in Asia and Europe;

•
our ability to accurately forecast demand for our products, which in the case of lower-than-expected sales, may result in excess or obsolete inventory in addition to non-cancelable purchase commitments for component parts;

•	product returns or the cancellation or rescheduling of orders;

•	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

•	announcements and new product introductions by our competitors;

•	our ability to develop and support relationships with enterprise customers, service providers and other potential large customers;

•	our ability to achieve targeted cost reductions;

•	our ability to obtain sufficient supplies of sole- or limited-source components for our products on a timely basis;

•	increases in the prices of the components that we purchase;

•	decreases in the prices of the products that we sell;

•	our ability to achieve and maintain desired production volumes and quality levels for our products;

•	the mix of products sold and the mix of distribution channels through which products are sold;

•	costs relating to possible acquisitions and the integration of technologies or businesses; and

•	the effect of amortization of deferred compensation and purchased intangibles resulting from existing or new transactions.

Due to the foregoing factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.

Intense Competition in the Market for Networking Equipment Could Prevent Us from Increasing Revenue and Returning to Profitability

The market for networking equipment is intensely competitive. Our principal competitors include Cisco Systems, Enterasys Networks, Foundry Networks, Nortel Networks and Riverstone Networks. In addition, a number of private companies have announced plans for new products, or have introduced products, that may compete with our own products. Some of our current and potential competitors have superior market leverage, longer operating histories and substantially greater financial, technical, sales and marketing resources, in addition to wider name recognition and larger installed customer bases. These competitors may have developed, or may in the future develop, new competing products based on technologies that compete with our own products or render our products obsolete. Furthermore, a number of these competitors may merge or form strategic partnerships that enable them to offer or bring to market competitive products.

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

If Our Products Contain Undetected Software or Hardware Errors, We Could Incur Significant Unexpected Expenses and Lose Sales

Network products frequently contain undetected software or hardware errors when new products or new versions or updates of existing products are first released to the marketplace. In the past, we have experienced such errors in connection with new products and product upgrades. We recently experienced two component problems which caused us to incur unexpected costs and expenses and take an accrual for anticipated expenses and we have experienced such problems in prior periods. Our fiscal results for 2002 and for at least the first quarter of fiscal 2003 were adversely affected by such expenses. We expect that such errors or component failures will be found from time to time in the future in new or existing products, including the components incorporated therein, after the commencement of commercial shipments. These problems may have a material adverse effect on our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems. Further, if product is not accepted by customers due to defects, and such returns exceed the amount we accrued for defect returns based on our historical experience, our operating results would be adversely affected.

Our products must successfully interoperate with products from other vendors. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. The occurrence of hardware and software errors, whether or not caused by our products, could result in the delay or loss of market acceptance of our products and any necessary revisions may cause us to incur significant expenses. The occurrence of any such problems would likely have a material adverse effect on our business, operating results and financial condition.

We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Grow Our International Sales Depends on Successfully Expanding Our International Operations

International sales constitute a significant portion of our sales. Our ability to grow will depend in part on the continued expansion of international sales. Sales to customers outside of the United States accounted for approximately 67%, 57% and 44% of our net revenue for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. Our international sales primarily depend on the success of our resellers and distributors. The failure of our resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

•	longer accounts receivable collection cycles;

•	difficulties in managing operations across disparate geographic areas;

•	difficulties associated with enforcing agreements through foreign legal systems;

•	the payment of operating expenses in local currencies, which exposes us to risks of currency fluctuations;

•	difficulty in safeguarding intellectual property;

•	political and economic turbulence;

•	potential adverse tax consequences; and

•	unexpected changes in regulatory requirements, including compliance with U.S. and foreign export laws and regulations.

In addition, conducting our business on a global basis subjects us to a number of frequently changing and complex trade protection measures and import or export regulatory requirements. Our failure to comply with these measures and regulatory requirements may result in the imposition of financial penalties and restrictions on our ability to conduct business in and with certain countries, which may harm our business and damage our reputation. Pursuant to regulations of the U.S. Department of Commerce providing for voluntary disclosure, we have disclosed information regarding a possible violation of certain export regulations. Following such disclosures the Department of Commerce will determine whether to conduct an investigation. If an investigation is commenced, we believe that these matters will be resolved without a material adverse effect on our business, and we are implementing procedures to reduce the risk of violations in the future.

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

We Expect the Average Selling Prices of Our Products to Decrease, Which May Reduce Gross Margin or Revenue

The network equipment industry has traditionally experienced a rapid erosion of average selling prices due to a number of factors, including competitive pricing pressures, promotional pricing, technological progress and a slowdown in the economy that has resulted in excess inventory and lower prices as companies attempt to liquidate this inventory. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, excess inventories, increased sales discounts and new product introductions by us or our competitors, including, for example, competitive products manufactured with low-cost merchant silicon. We may experience substantial decreases in future operating results due to the erosion of our average selling prices. Competitive pressures are expected to increase as a result of the industry slowdown that began in the first half of 2001, coupled with the recent downturn in the broader economy. To maintain our gross margin, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. Our failure to do so would likely cause our revenue and gross margins to decline, which could have a material adverse effect on our operating results and cause the price of our common stock to decline.

Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment

With the current economic slowdown, some of our customers are forecasting that their revenue for the foreseeable future will generally be lower than originally anticipated. Some of these customers are experiencing, or are likely to experience, serious cash flow problems and, as a result, find it increasingly difficult to obtain financing, if at all. If some of these customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment for, the amounts that they owe us. Furthermore, they may not order as many products from us as originally forecast, or cancel orders with us entirely. The inability of some of our potential customers to pay us for our products may adversely affect our cash flow, the timing of our revenue recognition and the amount of revenue, which may cause our stock price to decline.

The Market in Which We Compete is Subject to Rapid Technological Progress and to Compete We Must Continually Introduce New Products that Achieve Broad Market Acceptance

The network equipment market is characterized by rapid technological progress, frequent new product introductions, changes in customer requirements and evolving industry standards. If we do not regularly introduce new products in this dynamic environment, our product lines will become obsolete. Developments in routers and routing software could also significantly reduce demand for our products. Alternative technologies could achieve widespread market acceptance and displace the Ethernet technology on which we have based our product architecture. We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or devices will not supplant our own products and technology.

When we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer or cancel orders for our existing products. These actions could have a material adverse effect on our operating results by unexpectedly decreasing sales, increasing inventory levels of older products and exposing us to greater risk of product obsolescence. The market for switching products is evolving and we believe our ability to compete successfully in this market is dependent upon the continued compatibility and interoperability of our products with products and architectures offered by other vendors. In particular, the networking industry has been characterized by the successive introduction of new technologies or standards that have dramatically reduced the price and increased the performance of switching equipment. To remain competitive, we need to introduce products in a timely manner that incorporate, or are compatible with, these emerging technologies. We cannot assure you that any new products we introduce will be commercially successful. We have experienced delays in releasing new products and product enhancements in the past that resulted in lower quarterly revenue than anticipated. We may experience similar delays in product development and releases in the future, and any delay in product introduction could adversely affect our ability to compete, causing our operating results to be below our expectations or the expectations of public market analysts or investors.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We are actively involved in disputes and licensing discussions with others regarding their claimed proprietary rights and cannot assure you that we will always successfully defend ourselves against such claims. If we are found to infringe the proprietary rights of others, or if we otherwise settle such claims, we could be compelled to pay damages or royalties and either obtain a license to those intellectual property rights or alter our products so that they no longer infringe upon such proprietary rights. Any license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. Litigation resulting from claims that we are infringing the proprietary rights of others could result in substantial costs and a diversion of resources, and could have a material adverse effect on our business, financial condition and results of operations.

We May Become Engaged in Litigation Regarding Intellectual Property Rights, and an Adverse Outcome Could Harm Our Business and Require Us to Incur Significant Costs

We have received notice from several major companies alleging that we are infringing their patents. Without regard to the merits of any of these claims, if judgments by a court of law on any claim received in the future were to be upheld, or if we otherwise agree to the settlement of such claims, the consequences to us may be severe and could require us to, among other actions:

•	stop selling our products that incorporate the challenged intellectual property;

•	obtain a royalty bearing license to sell or use the relevant technology, which license may not be available on reasonable terms or available at all;

•	pay damages; or

•	redesign those products that use the disputed technology.

If we are compelled to take any of the foregoing actions, our business could be severely harmed.

Adjustments to the Size of Our Operations May Require Us to Incur Unanticipated Costs

Prior to the quarter ended March 31, 2001, we experienced rapid growth and expansion that placed, and may in the future place, a significant strain on our resources. Subsequent to the quarter ended March 31, 2001, we have incurred unanticipated costs to downsize our operations to a level consistent with downward forecasts in sales. Even if we manage the current period of instability effectively, as well as possible expansion in the future, we may make mistakes in restructuring or operating our business such as inaccurate sales forecasting or incorrect material planning. Any of these mistakes may lead to unanticipated fluctuations in our operating results. We cannot assure you that we will be able to size our operations in accordance with growth or decline of our business in the future.

Delays in the Implementation of New Management Information Systems May Cause a Significant Burden on Our Operations

We are implementing additional management information systems and developing further operating, administrative, financial and accounting systems and controls to maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. In addition, we recently completed the transition to a new enterprise resource planning system. We may be unable to operate adequate control systems in an efficient manner, and our current or planned personnel systems, procedures and controls may not be adequate to support our future operations. The difficulties associated with designing and implementing these new systems, procedures and controls may place a significant burden on our management and our internal resources. In addition, as we grow internationally, we will need to expand our worldwide operations and enhance our communications infrastructure. Any delay in the implementation of such new or enhanced systems, procedures or controls, or any disruption in the transition to such new or enhanced systems, procedures or controls, could adversely affect our ability to accurately forecast sales demand, manage our supply chain, and record and report financial and management information on a timely and accurate basis.

We Must Continue to Develop and Increase the Productivity of Our Indirect Distribution Channels to Increase Net Revenue and Improve Our Operating Results

Our distribution strategy focuses primarily on developing and increasing the productivity of our indirect distribution channels through resellers and distributors. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products may decrease and our operating results could suffer. Many of our resellers also sell products from other vendors that compete with our products. We cannot assure you that we will be able to enter into additional reseller and/or distribution agreements or that we will be able to successfully manage our product sales channels. Our failure to do any of these could limit our ability to grow or sustain revenue. In addition, our operating results will likely fluctuate significantly depending on the timing and amount of orders from our resellers. We cannot assure you that our resellers and/or distributors will continue to market or sell our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support.

Most of Our Revenue is Derived From Sales of Three Product Families, So We are Dependent on Widespread Market Acceptance of These Products

During fiscal 2002, we derived substantially all of our revenue from sales of our Summit, BlackDiamond and Alpine products and related service. We expect that revenue from these product families will account for a substantial portion of our revenue for the foreseeable future. Accordingly, widespread market acceptance of our product families is vital to our future success. Factors that may affect the sales of our products, some of which are beyond our control, include:

•	the demand for switching products (Gigabit Ethernet and Layer 3 switching technologies in particular) in the enterprise and service provider markets;

•	the performance, price and total cost of ownership of our products;

•	the availability and price of competing products and technologies;

•	our ability to match supply with demand for certain products; and

•	the success and development of our resellers, distributors and field sales channels.

We may not be able to achieve widespread market acceptance of our product families, which could reduce our revenue and cause our stock price to fall.

Future Performance will Depend on the Introduction and Acceptance of New Products

Our future performance will also depend on the successful development, introduction and market acceptance of new and enhanced products that address customer requirements in a timely and cost-effective manner. In the past, we have experienced delays in product development and such delays may occur in the future. We are currently engaged in development of a third-generation chipset planned for use in future products. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. Therefore, to the extent customers defer or cancel orders in the expectation of new product releases, any delay in the development or introduction of new products could cause our operating results to suffer. The inability to achieve and maintain widespread levels of market acceptance for our current and future products may significantly impair our revenue growth.

If a Key Reseller, Distributor or Other Significant Customer Cancels or Delays a Large Purchase, Our Net Revenue May Decline and the Price of Our Stock May Fall

To date, a limited number of resellers, distributors and other customers have accounted for a significant portion of our revenue. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected. For example, in fiscal 2002 and 2001, one customer, who is a distributor of our products, accounted for 15% and 16%, respectively, of our net revenue. Our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, so a substantial reduction or delay in sales of our products to a significant reseller, distributor or other customer could harm our business, operating results and financial condition. Although our largest customers may differ from period-to-period, we anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a relatively small number of customers, particularly in view of the relatively high per unit sales price of our products and long sales cycles.

While our financial performance depends on large orders from a limited number of key resellers, distributors and other significant customers, we do not have binding purchase commitments from any of them. For example:

•	our service provider and enterprise customers can stop purchasing, and our resellers and distributors can stop marketing, our products at any time;

•	our reseller agreements are non-exclusive and are for one-year terms, with no obligation upon the resellers to renew the agreements; and

•	our reseller, distributor and end-user customer agreements generally do not require minimum purchases.

Under specified conditions, some third-party distributors are allowed to return products to us. We do not recognize revenue on sales to distributors until the distributors sell the product to their customers.

The Sales Cycle for Our Products is Long and We May Incur Substantial Non-Recoverable Expenses or Devote Significant Resources to Sales that Do Not Occur When Anticipated

The use of indirect sales channels may contribute to the length and variability of our sales cycle. Our products have a relatively high per unit sales price, and the purchase of our products often constitutes a significant strategic decision by a customer regarding its communications infrastructure. The decision by customers to purchase our products is often based on the results of a variety of internal procedures associated with the evaluation, testing, implementation and acceptance of new technologies. Accordingly, the product evaluation process frequently results in a lengthy sales cycle, typically ranging from three months to longer than a year, and as a result, our ability to sell products is subject to a number of significant risks, including:

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

We Purchase Several Key Components for Products From Single or Limited Sources and Could Lose Sales if These Suppliers Fail to Meet Our Needs

We currently purchase several key components used in the manufacture of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. Certain components such as tantalum capacitors, static random access memory, or SRAM, and printed circuit boards have been, and may be in the future, in short supply. We have in the past, and are likely in the future, to encounter shortages and delays in obtaining these or other components, and this could have a material adverse effect on our ability to meet customer orders. Our principal sole-source components include:

•	ASICs;

•	microprocessors;

•	programmable integrated circuits;

•	selected other integrated circuits;

•	custom power supplies; and

•	custom-tooled sheet metal.

Our principal limited-source components include:

•	flash memories;

•	dynamic and static random access memories, or DRAMs and SRAMs, respectively; and

•	printed circuit boards.

We use our forecast of expected demand to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If forecasts exceed orders, we may have excess and/or obsolete inventory on hand or under non-cancelable purchase commitments that could have a material adverse effect on our operating results and financial condition. If orders exceed forecasts, we may have inadequate inventory of certain materials and components, which could have a material adverse effect on our operating results and financial condition. We do not have agreements fixing long-term prices or minimum volume requirements from these suppliers. From time to time we have experienced shortages and allocations of certain components, resulting in delays in filling orders. Qualifying new suppliers to compensate for such shortages may be time-consuming and costly, and may increase the likelihood of errors in design or production. In addition, during the development of our products, we have experienced delays in the prototyping of our ASICs, which in turn has led to delays in product introductions. We cannot assure you that similar delays will not occur in the future. Furthermore, we cannot assure you that the performance of the components as incorporated in our products will meet the quality requirements of our customers.

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

We rely on independent contractors to manufacture our products. We do not have long-term contracts with any of these manufacturers. We currently utilize three companies for the manufacture of our products — Flextronics International, Ltd., located in San Jose, California, Solectron Corporation, located in Milpitas, California and Plexus Corp., located in Nampa, Idaho and Penang, Malaysia. We have experienced delays in product shipments from contract manufacturers in the past, which in turn delayed product shipments to our customers. Similar or other problems may arise in the future, such as inferior quality, insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results.

We do not know whether we will effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. We intend to transition the manufacture of some of our products from one contract manufacturer to another. We also intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or a reduction in the number of contract manufacturers may cause a delay in our ability to fulfill orders and may have a material adverse effect on our business, operating results and financial condition.

As part of our cost-reduction efforts, we will need to realize lower per unit product costs from our contract manufacturers by means of volume efficiencies and the utilization of manufacturing sites in lower-cost geographies. However, we cannot be certain when or if such price reductions will occur. The failure to obtain such price reductions would adversely affect our gross margins and operating results.

Legislative Actions, Higher Insurance Costs and Potential New Accounting Pronouncements are Likely to Impact Our Future Financial Position and Results of Operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be potential new accounting pronouncements or regulatory rulings, which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives are likely to increase general and administrative costs. In addition, insurers are likely to increase rates as a result of high claims rates over the past year and our rates for our various insurance policies are likely to increase. Further, proposed initiatives could result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

We Have Been Named as a Defendant in A Shareholder Class Action Lawsuit Arising Out of Our Public Offerings of Securities in 1999. If We Do Not Prevail in This Lawsuit, Our Business May Suffer

Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.).

On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased Extreme’s common stock from April 8, 1999 through December 6, 2000. It names as defendants Extreme; six of its present and former officers; and several investment banking firms that served as underwriters of Extreme’s initial public offering and October 1999 secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The Securities Act of 1933 allegations against Extreme and its officers are made as to the secondary offering only. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. On July 15, 2002, we (and the other issuer defendants) filed a motion to dismiss. We cannot assure you that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

In addition, we may become subject to other types of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could materially and adversely affect our business.

We and Manufacturers of Our Products Rely on a Continuous Supply of Power to Conduct Operations, and an Energy Crisis Could Disrupt Our Business and Increase Our Expenses

California experienced an energy crisis in 2001. The recurrence of an energy crisis could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for California fall below 1.5%, electricity providers have on some occasions implemented, and may in the future continue to implement, rolling blackouts. Two of the manufacturers of our products, Flextronics and Solectron, are located in

California. In the event of an energy crisis, these contractors may be unable to manufacture sufficient quantities of our products to meet our needs, or they may increase the fees charged for their services. We do not have long-term contracts with either Flextronics or Solectron. The inability of our contract manufacturers to provide us with adequate supplies of products would cause a delay in our ability to fulfill our orders, which could harm our business, and any increase in their fees could adversely affect our financial condition.

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

In addition, terrorist acts or acts of war targeted at the United States, and specifically Silicon Valley, could cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and resellers, and customers, which could have a material adverse effect on our operations and financial results.

We currently do not have redundant, multiple site capacity in the event of a natural disaster or catastrophic event. In the event of such an occurrence, our business would suffer.

If We Lose Key Personnel or are Unable to Hire Additional Qualified Personnel as Necessary, We May Not Be Able to Successfully Manage Our Business or Achieve Our Goals

Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales, marketing and service and operations personnel, many of whom would be difficult to replace. We do not have employment contracts with these individuals nor do we carry life insurance on any of our key personnel.

We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales, marketing and service, finance and operations personnel. The market for these personnel is competitive, especially in the San Francisco Bay Area, and we have had difficulty hiring employees, particularly engineers, in the timeframe we desire. In addition, retention has become more difficult for us and other public technology companies as a result of the recent stock market decline, which caused the price of many of our employees’ options to be above the current market price of our stock. There can be no assurance that we will be successful in attracting and retaining such personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring desired personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as new product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. We have from time to time received claims like this from other companies and, although to date they have not resulted in material litigation, we do not know whether we will receive additional claims in the future as we seek to hire qualified personnel or that such claims will not result in material litigation. We could incur substantial costs in defending against any such claims, regardless of the merits of such claims.

Our Products Must Comply With Evolving Industry Standards and Complex Government Regulations or Else Our Products May Not Be Widely Accepted, Which May Prevent Us From Growing Our Net Revenue or Achieving Profitability

The market for network equipment products is characterized by the need to support industry standards as different standards emerge, evolve and achieve acceptance. We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards. In the past, we have introduced new products that were not compatible with certain technological standards, and in the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Our products must comply with various United States federal government regulations and standards defined by agencies such as the Federal Communications Commission, in addition to standards established by governmental authorities in various foreign countries and recommendations of the International Telecommunication Union. If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates we will not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our net revenue or achieving profitability.

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

We May Engage in Future Acquisitions that Dilute the Ownership Interests of Our Stockholders, Cause Us to Incur Debt and Assume Contingent Liabilities

As part of our business strategy, we review acquisition and strategic investment prospects that would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. From time to time we review investments in new businesses and we expect to make investments in, and to acquire, businesses, products or technologies in the future. In the event of any future acquisitions, we could:

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

Acquisitions and investment activities also entail numerous risks, including:

•	difficulties in the assimilation of acquired operations, technologies and/or products;

•	unanticipated costs associated with the acquisition or investment transaction;

•	the diversion of management’s attention from other business concerns;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience;

•	the potential loss of key employees of acquired organizations;

•	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items; and

•	impairment charges taken in the future for goodwill amounts that cannot be supported in future periods.

We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

We May Need Additional Capital to Fund Our Future Operations and, If It Is Not Available When Needed, We May Need to Reduce Our Planned Development and Marketing Efforts, Which May Reduce Our Net Revenue and Prevent Us From Achieving Profitability

We believe that our existing working capital, based on proceeds from our initial public offering in April 1999, proceeds from our secondary offering in October 1999, proceeds from our convertible subordinated debt offering in December 2001 and cash available from credit facilities and future operations, will enable us to meet our working capital requirements for at least the next 12 months. However, if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we may need additional capital. The development and marketing of new products and the expansion of reseller and distribution channels and associated support personnel requires a significant commitment of resources. In addition, if the markets for our products develop more slowly than anticipated, or if we fail to establish significant market share and achieve sufficient net revenue, we may continue to consume significant amounts of capital. As a result, we could be required to raise additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution of the shares held by existing stockholders. If additional funds are raised through the issuance of debt securities, such securities may provide the holders certain rights, preferences and privileges senior to those of common stockholders, and the terms of such debt could impose restrictions on our operations. We cannot assure you that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

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

We Have Entered into Long-Term Lease Agreements for Several Facilities that are Currently Vacant and May be Difficult to Sublease due to Current Real Estate Market Conditions

We have certain long-term real estate lease commitments carrying future obligations for non-cancelable lease payments net of estimated sublease income. Reductions in our workforce and the restructuring of operations during fiscal year 2002 resulted in the need to consolidate certain of these leased facilities, located primarily in Northern California. We recorded excess facilities charges of $25.4 million during fiscal 2002. See Note 9 of Notes to Condensed Consolidated Financial Statements. We intend to sublease certain of these facilities and may obtain sublease income to offset the carrying costs of these facilities. However, based on a recent deterioration of real estate market conditions in connection with a downturn in the economy, we may not be able to sublease these facilities at the times or on the terms we anticipated when we took the excess facilities charge and therefore if the market does not improve, we may incur additional charges in the future. We will continue to be responsible for all carrying costs of these facilities until such time as we can sublease these facilities or terminate the applicable leases based on the contractual terms of the lease agreements, and these costs may have a material adverse effect on our business, operating results and financial condition.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 30, 2002 and June 30, 2001. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
June 30, 2002:
Included in cash and cash equivalents	$36,224			$36,224	$36,224
Weighted average interest rate	1.83%
Included in short-term investments		$164,667		$164,667	$164,667
Weighted average interest rate		2.73%
Included in marketable securities			$163,560	$163,560	$163,560
Weighted average interest rate			3.87%

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	FairValue
	(In thousands)
June 30, 2001:
Included in cash and cash equivalents	$36,846			$36,846	$36,846
Weighted average interest rate	4.53%
Included in short-term investments		$69,374		$69,374	$69,374
Weighted average interest rate		6.94%
Included in marketable securities			$34,406	$34,406	$34,406
Weighted average interest rate			4.72%

Exchange Rate Sensitivity

Currently, all of our sales and the majority of our expenses are denominated in United States dollars and, as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the year ended June 30, 2002 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant.

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, British Pounds, Swedish Krona and Euros. These derivatives are not designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). At June 30, 2002, these exposures amounted to $6.6 million and were partially offset by forward foreign currency contracts with a notional principal amount of $6.8 million (fair value of $6.8 million).

We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, Swedish Krona and British pound. These derivatives are designated as cash flow hedges under SFAS 133. At June 30, 2002, these exposures amounted to $6.2 million and were partially offset by forward foreign currency contracts with a notional principal amount of $6.2 million (fair value of $6.2 million).

Typically, changes in the fair value of foreign exchange forward contracts are offset largely by changes upon remeasurement of the underlying assets and liabilities. These contracts have original maturities ranging from one to three months. We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction losses from operations, including the impact of hedging, were $0.3 million, $0.6 million and $0.4 million in fiscal 2002, 2001 and 2000, respectively.

Investments in Equity Securities

We have historically made investments in several privately-held companies. These nonmarketable investments are accounted for under the cost method, as ownership is less than 20 percent and we do not have the ability to exercise significant influence over the operating, financing and investing activities of the investee companies. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. It is possible that we could lose our entire initial investment in these companies. As a part of management’s process of regularly reviewing these investments for impairment, we recorded write-downs of $9.7 million on certain investments, which were determined to be other than temporarily impaired in fiscal 2002. At June 30, 2002, the carrying value of our remaining investments was immaterial.

Item 8.    Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF EXTREME NETWORKS, INC.

Page(s)

Consolidated Balance Sheets	49

Consolidated Statements of Operations	50

Consolidated Statements of Cash Flows	51

Consolidated Statement of Stockholders’ Equity	52

Notes to Consolidated Financial Statements	53

Report of Ernst & Young LLP, Independent Auditors	76

Quarterly Financial Data (unaudited)	77

EXTREME NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	June 30,
	2002	2001
ASSETS

Current assets:
Cash and cash equivalents	$71,830	$87,722
Short-term investments	164,667	69,374
Accounts receivable, net of allowance for doubtful accounts of $2,736 ($1,942 in 2001)	51,344	63,211
Inventories, net	24,627	60,529
Deferred taxes	42,882	35,855
Other current assets	13,126	12,061

Total current assets	368,476	328,752
Property and equipment, net	99,551	57,251
Restricted investments	—	80,000
Marketable securities	163,560	34,406
Goodwill and purchased intangible assets, net	1,021	113,886
Deferred taxes	90,617	40,028
Other assets	12,526	12,025

	$735,751	$666,348

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$29,215	$35,890
Accrued compensation and benefits	12,082	13,309
Accrued facilities consolidation	23,421	1,743
Accrued purchase commitments	8,063	9,926
Accrued warranty	9,055	2,957
Deferred revenue	40,772	25,537
Other accrued liabilities	23,913	27,958

Total current liabilities	146,521	117,320
Long-term deposit	272	266
Convertible subordinated notes	200,000	—

Commitments and contingencies (Note 4)

Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series; 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 750,000,000 shares authorized; 115,030,000 issued and outstanding (113,416,000 in 2001) and capital in excess of par value	653,547	640,655
Deferred stock compensation	(10,167)	(20,351)
Accumulated other comprehensive income	1,851	769
Accumulated deficit	(256,273)	(72,311)

Total stockholders’ equity	388,958	548,762

	$735,751	$666,348

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended June 30,
	2002	2001	2000
Net revenue	$441,609	$491,232	$261,956
Costs and expenses:
Cost of revenue	234,497	281,232	126,916
Sales, marketing and service	140,997	154,601	67,146
Research and development	61,490	57,876	32,998
General and administrative	26,922	25,789	11,852
Impairment of goodwill and purchased intangible assets	89,752	—	—
Amortization of deferred stock compensation	10,184	4,143	119
Amortization of goodwill and purchased intangible assets	37,188	33,387	6,671
Purchased in-process research and development	—	30,142	—
Restructuring and special charges	73,570	5,955	—

Total costs and expenses	674,600	593,125	245,702

Operating income (loss)	(232,991)	(101,893)	16,254
Interest income	11,748	15,474	14,638
Interest expense	(4,509)	(387)	(490)
Other expense	(11,050)	(4,745)	(33)

Income (loss) before income taxes	(236,802)	(91,551)	30,369
Provision (benefit) for income taxes	(52,840)	(22,668)	10,321

Net income (loss)	$(183,962)	$(68,883)	$20,048

Net income (loss) per share — basic	$(1.63)	$(0.64)	$0.20
Net income (loss) per share — diluted	$(1.63)	$(0.64)	$0.18

Shares used in per share calculation — basic	112,925	108,353	100,516
Shares used in per share calculation — diluted	112,925	108,353	111,168

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,
	2002	2001	2000
Operating activities
Net income (loss)	$(183,962)	$(68,883)	$20,048
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	31,382	19,328	6,992
Amortization	37,188	33,387	7,052
Impairment of goodwill and purchased intangible assets	89,752	—	—
Provision for doubtful accounts	3,913	5,274	—
Provision for inventory	7,596	32,753	1,144
Deferred income taxes	(56,771)	(64,173)	(18,400)
Purchased in-process research and development	—	30,142	—
Tax benefits from employee stock transactions	1,055	45,020	21,600
Restructuring and special charges	73,095	5,941	—
Amortization of deferred stock compensation	10,184	4,143	119
Equity share of affiliate losses and write-down of investments	9,657	4,942	248
Loss on retirement of assets	—	565	—
Compensation expense for options granted to consultants	631	841	176
Changes in operating assets and liabilities; excluding impact of acquisitions:
Accounts receivable	7,954	(20,016)	(40,199)
Inventories	28,306	(69,481)	(22,319)
Other current and noncurrent assets	(4,760)	(2,950)	(18,832)
Accounts payable	(6,675)	(3,262)	25,605
Accrued compensation and benefits	(1,227)	420	6,941
Accrued facilities consolidation	(3,278)	(29)	—
Accrued purchase commitments	(1,863)	9,420	—
Accrued warranty	6,098	(243)	1,800
Deferred revenue	15,235	35,330	20,325
Other accrued liabilities	(43,047)	(3,082)	12,213
Long term deposit	6	(40)	306

Net cash provided by (used in) operating activities	20,469	(4,653)	24,819

Investing activities
Capital expenditures	(82,819)	(51,224)	(27,236)
Purchases of investments	(390,911)	(198,234)	(384,395)
Proceeds from sales and maturities of investments	247,546	206,632	225,625
Payments for acquisitions, net of cash acquired, and other investments	(14,920)	(6,571)	(8,970)

Net cash used in investing activities	(241,104)	(49,397)	(194,976)

Financing activities
Proceeds from issuance of common stock	11,206	25,051	181,383
Proceeds from issuance of convertible subordinated notes, net	193,537	—	—
Principal payments of capital lease obligations	—	—	(1,648)

Net cash provided by financing activities	204,743	25,051	179,735

Net increase (decrease) in cash and cash equivalents	(15,892)	(28,999)	9,578
Cash and cash equivalents at beginning of year	87,722	116,721	107,143

Cash and cash equivalents at end of year	$71,830	$87,722	$116,721

Supplemental disclosure of cash flow information:
Interest paid	$3,848	$387	$744
Cash paid (refund received) for taxes	$3,598	$(3,803)	$5,828
Supplemental schedule of noncash investing and financing activities:
Warrants issued for goodwill and purchased intangibles	$—	$—	$54,324

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock and capital in excess of par value		Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 1999	98,690	$165,667	$(197)	$(118)	$(23,476)	$141,876
Components of comprehensive income:
Net income	—	—	—	—	20,048	20,048
Change in unrealized loss on investments	—	—	—	(503)	—	(503)
Foreign currency translation adjustment	—	—	—	(2)	—	(2)

Total comprehensive income	—	—	—	—	—	19,543

Issuance of common stock in conjunction with secondary public offering (less issuance costs of $910)	4,748	174,028	—	—	—	174,028
Exercise of warrants to purchase common stock	370	—	—	—	—	—
Exercise of options to purchase common stock, net of repurchases	2,392	3,389	—	—	—	3,389
Issuance of common stock under employee stock purchase plan	470	3,966	—	—	—	3,966
Issuance of warrants for goodwill and purchased intangible assets	—	54,324	—	—	—	54,324
Tax benefit from employee stock transactions	—	21,600	—	—	—	21,600
Stock compensation for options granted to consultants	—	176	—	—	—	176
Amortization of deferred stock compensation	—	—	119	—	—	119

Balances at June 30, 2000	106,670	423,150	(78)	(623)	(3,428)	419,021
Components of comprehensive loss:
Net loss	—	—	—	—	(68,883)	(68,883)
Change in unrealized gain on investments	—	—	—	1,325	—	1,325
Foreign currency translation adjustment	—	—	—	67	—	67

Total comprehensive loss	—	—	—	—	—	(67,491)

Exercise of warrants to purchase common stock	58	—	—	—	—	—
Exercise of options to purchase common stock, net of repurchases	2,128	16,251	—	—	—	16,251
Issuance of common stock under employee stock purchase plan	318	8,800	—	—	—	8,800
Issuance of common stock and assumption of stock options in connection with acquisitions	4,242	146,593	(24,416)	—	—	122,177
Tax benefit from employee stock transactions	—	45,020	—	—	—	45,020
Stock compensation for options granted to consultants	—	841	—	—	—	841
Amortization of deferred stock compensation	—	—	4,143	—	—	4,143

Balances at June 30, 2001	113,416	640,655	(20,351)	769	(72,311)	548,762
Components of comprehensive loss:
Net loss	—	—	—	—	(183,962)	(183,962)
Change in unrealized gain on investments	—	—	—	1,091	—	1,091
Change in unrealized loss on derivatives	—	—	—	(113)	—	(113)
Foreign currency translation adjustment	—	—	—	104	—	104

Total comprehensive loss	—	—	—	—	—	(182,880)

Exercise of options to purchase common stock, net of repurchases	901	3,421	—	—	—	3,421
Issuance of common stock under employee stock purchase plan	713	7,785	—	—	—	7,785
Tax benefit from employee stock transactions	—	1,055	—	—	—	1,055
Stock compensation for options granted to consultants	—	631	—	—	—	631
Amortization of deferred stock compensation	—	—	10,184	—	—	10,184

Balances at June 30, 2002	115,030	$653,547	$(10,167)	$1,851	$(256,273)	$388,958

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Extreme Networks, Inc. (“Extreme” or the “Company”) was incorporated in California on May 8, 1996 and was reincorporated in Delaware on March 31, 1999. Extreme is a leading provider of network infrastructure equipment for large corporate enterprises and metropolitan service providers.

The consolidated financial statements include the accounts of Extreme and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated. Investments in which management intends to maintain more than a temporary 20% to 50% interest, or otherwise has the ability to exercise significant influence, are accounted for under the equity method. Investments in which management has less than a 20% interest and does not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value.

Assets and liabilities of foreign operations are translated to United States dollars at current rates of exchange, and revenues and expenses are translated using weighted average rates. Foreign currency transaction gains and losses have not been significant. Gains and losses from foreign currency translation are included as a separate component of other comprehensive income (loss).

Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2002 presentation. Such reclassifications have not impacted previously reported revenues, operating income (loss) or net income (loss).

Fiscal Year

Extreme’s fiscal year is a 52/53-week fiscal accounting year that closes on the Sunday closest to June 30th every year. Fiscal 2002, fiscal 2001 and fiscal 2000 were 52-week fiscal years. All references herein to “fiscal 2002” or “2002” represent the fiscal year ended June 30, 2002.

Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but are not limited to, the accounting for the allowance for doubtful accounts, inventory valuation, depreciation and amortization, impairment of purchased intangible assets and minority investments, sales returns, warranty accruals and income taxes. Actual results could differ materially from these estimates.

Accounting Reclassification

Effective in the first quarter of fiscal 2002, Extreme no longer reports deferred revenue associated with inventory at distributors in its deferred revenue account or accounts receivable account in its consolidated balance sheet. Deferred revenue and accounts receivable balances for all previous periods have been reclassified to conform to the current year presentation. The reclassification made to the balance sheet dated June 30, 2001 resulted in the following (in thousands):

Decrease in accounts receivable	$(12,527)
Decrease in other current assets	(9,482)

Net decrease in current assets	$(22,009)

Increase in other accrued liabilities	$9,826
Decrease in deferred revenue	(31,835)

Net decrease in current liabilities	$(22,009)

EXTREME NETWORKS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This reclassification had no impact on working capital or results of operations.

Cash Equivalents, Short-Term Investments and Marketable Securities

Extreme considers cash and all highly liquid investment securities purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Investment securities with original maturities greater than three months and remaining maturities of less than one year are classified as short-term investments. Investment securities with remaining maturities greater than one year are classified as marketable securities. Extreme’s investments comprise United States, state and municipal government obligations and corporate securities.

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

Extreme also has other minority equity investments in privately held companies. These investments are included in other assets on its balance sheet and are generally carried at cost. Extreme monitors these investments for other than temporary impairment and makes appropriate reductions in carrying values when necessary. Extreme recorded write-downs of $9.7 million, $1.8 million and $0 during the years ended June 30, 2002, 2001 and 2000, respectively, related to impairments of its privately held investments. A total of $0.2 million of carrying value of its investments in privately held companies remained as of June 30, 2002.

Fair Value of Financial Instruments

The carrying amount and estimated fair values of Extreme’s financial instruments were as follows (in thousands):

	June 30, 2002		June 30, 2001
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$71,830	$71,830	$87,722	$87,722
Short-term investments	$164,667	$164,667	$69,374	$69,374
Restricted investments	$—	$—	$80,000	$80,000
Marketable securities	$163,560	$163,560	$34,406	$34,406
Financial liabilities:
Convertible subordinated notes	$200,000	$167,626	$—	$—

The estimated fair value amounts have been determined by Extreme using available market information and appropriate valuation methodologies; however, judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented above are not necessarily indicative of the amount that Extreme could realize in a current market exchange.

For certain of Extreme’s financial instruments, including cash and cash equivalents and short-term investments, the carrying amounts approximate fair value due to their short maturities. The fair value of the subordinated notes is estimated using quoted market prices.

EXTREME NETWORKS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives

In the first quarter of fiscal 2001, Extreme adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments and hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Extreme did not hold any forward contracts upon adoption of SFAS 133 and, therefore, recorded no transition adjustments.

Extreme designates its derivatives based upon criteria established by SFAS 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in other expense in the period of change together with the offsetting gain or loss on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and is subsequently reclassified into other expense when the forecasted transaction occurs. The ineffective portion of the gain or loss is reported in other expense immediately.

Extreme uses derivatives to manage exposures to foreign currency. Extreme’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. Extreme does not enter into foreign exchange forward contracts for speculative or trading purposes.

Foreign Currency Hedging

Extreme’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts between the parent company in the United States and its foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. Extreme is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States dollars for consolidation purposes. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact overall financial results.

Extreme has a program to reduce the effect of foreign exchange transaction gains and losses from recorded foreign currency-denominated assets and liabilities. This program involves the use of foreign exchange forward contracts in Japanese Yen, the Euro, Swedish Krona and the British pound. A foreign exchange forward contract obligates Extreme to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent United States dollar payment equal to the value of such exchange. Under this program, increases or decreases in Extreme’s foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of significant foreign currency transaction gains and losses.

We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, Swedish Krona and the British pound. These derivatives are not designated as hedges under SFAS 133. At June 30, 2002, these exposures amounted to $6.6 million and were partially offset by forward foreign currency contracts with a notional principal amount of $6.8 million (fair value of $6.8 million).

We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, Swedish Krona and British pound. These

EXTREME NETWORKS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derivatives are designated as cash flow hedges under SFAS 133. At June 30, 2002, these exposures amounted to $6.2 million and were partially offset by forward foreign currency contracts with a notional principal amount of $6.2 million (fair value of $6.2 million).

Typically, changes in the fair value of foreign exchange forward contracts are offset largely by changes upon remeasurement of the underlying assets and liabilities. These contracts have original maturities ranging from one to three months. We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction losses from operations, including the impact of hedging, were $0.3 million, $0.6 million and $0.4 million in fiscal 2002, 2001 and 2000, respectively.

Transfers of Financial Assets

Prior to fiscal 2002, Extreme had from time to time transferred specifically identified accounts receivable balances from customers to financing institutions, on a non-recourse basis. Extreme recorded such transfers as sales of the related accounts receivable when it had surrendered control of such receivables under the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The impact of the above transactions reduced receivables and increased cash by approximately $9.4 million during fiscal 2001.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market (on a first-in, first-out basis). Inventories consist of (in thousands):

	June 30, 2002	June 30, 2001
Raw materials	$3,052	$20,671
Finished goods	21,575	39,858

Total	$24,627	$60,529

Restricted Investments

Pursuant to two operating leases for its campus facility, $80.0 million of Extreme’s investment securities were held as collateral for specified lease obligations. These investment securities were restricted as to the terms of withdrawal and were managed by a third party subject to certain limitations under Extreme’s investment policy. Effective May 7, 2002, Extreme exercised the option to purchase these properties for an aggregate of $80.0 million. Extreme used this cash collateral to acquire the campus facility. See Note 4.

Concentration of Credit Risk, Product and Significant Customers and Supplier Information

Extreme may be subject to concentration of credit risk as a result of certain financial instruments consisting principally of marketable investments and accounts receivable. Extreme has placed its investments with high-credit quality issuers. Extreme will not invest an amount exceeding 10% of the corporation’s combined cash, cash equivalents, short-term and marketable securities in the securities of any one obligor or maker, except for obligations of the United States, obligations of United States agencies and money market accounts. Extreme performs ongoing credit evaluations of its customers and does not require collateral. One distributor of Extreme’s products accounted for 15% and 16%, respectively, of Extreme’s net revenue in fiscal 2002 and fiscal 2001. No customer accounted for more than 10% of Extreme’s net revenue in fiscal 2000.

EXTREME NETWORKS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

One supplier currently manufacturers all of Extreme’s application specific integrated circuits, or ASICs, used in all of Extreme’s hardware products. Any interruption or delay in the supply of any of these or other single source components, or the inability to procure these components from alternate sources at acceptable prices and within a reasonable timeframe, would have a material adverse effect on Extreme’s ability to meet customer orders which would negatively impact its business, operating results and financial condition. In addition, qualifying additional suppliers can be time-consuming and expensive, and may increase the likelihood of design or production related errors. Extreme attempts to mitigate these risks by working closely with its ASIC supplier regarding production planning and timing of new product introductions.

Extreme currently derives substantially all of its revenue from sales of its Summit, BlackDiamond and Alpine products. Extreme expects that revenue from these products will account for a substantial portion of its revenue for the foreseeable future. Accordingly, widespread market acceptance of these products is critical to its future success.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, with the exception of land, which is not depreciated. Estimated useful lives of 25 years are used for buildings. Estimated useful lives of three to four years are used for computer equipment and software. Estimated useful lives of three years are used for office equipment, furniture and fixtures. Depreciation and amortization of leasehold improvements is computed using the lesser of the remaining lease terms or three years. Property and equipment consist of the following (in thousands):

	June 30, 2002	June 30, 2001
Computer equipment	$67,269	$54,318
Land	20,600	—
Buildings	17,400	—
Software	25,986	18,613
Office equipment, furniture and fixtures	5,841	4,291
Leasehold improvements	6,372	3,927

	143,468	81,149
Less accumulated depreciation and amortization	(43,917)	(23,898)

Property and equipment, net	$99,551	$57,251

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

EXTREME NETWORKS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Purchased Intangible assets

Goodwill and purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic life of the respective asset, generally two to five years. Goodwill and purchased intangible assets consist of the following (in thousands):

	June 30, 2002	June 30, 2001
Goodwill	$70,024	$143,325
Purchased intangible assets	8,782	11,158

	78,806	154,483
Less: accumulated amortization	(77,785)	(40,597)

	$1,021	$113,886

Revenue Recognition

Extreme derives the majority of its revenue from sales of its stackable and chassis-based networking equipment, with the remaining revenue generated from service fees relating to its products, including installation, maintenance and training. Extreme’s revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Extreme generally recognizes product revenue from end-user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility of sales proceeds is reasonably assured. When significant obligations remain after products are delivered, such as installation or customer acceptance, revenue and related costs are deferred until such obligations are fulfilled. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which is typically 12 months.

Extreme makes certain sales to partners in two-tier distribution channels. The first tier consists of a limited number of independent distributors that sell primarily to resellers and, on occasion, to end-user customers. Under specified conditions, Extreme grants the right to these distributors to return a portion of unsold inventory to it for the purpose of stock rotation. Therefore, Extreme defers recognition of revenue on sales to distributors until the distributors sell the product, as evidenced by a monthly sales-out report provided to it by each distributor. The second tier of the distribution channel consists of a large number of third-party resellers that sell directly to end-users and are not granted return privileges, except for defective products.

Warranty Reserves

Extreme’s hardware warranty period is typically 12 months from the date of shipment to the end user and 14 months from the date of shipment to channel partners. Upon shipment of products to its customers, including both end users and channel partners, Extreme estimates expenses for the cost to repair or replace products that may be returned under warranty and accrue the amount as revenue is recognized. Extreme’s determination of its warranty requirements is based on its actual historical experience with the product or product family, the frequency of new product introductions and product upgrades anticipated during the period, an estimate of repair and replacement costs and any product warranty problems that are identified after shipment. Extreme adjusts these accruals at each balance sheet date in accordance with changes in these factors.

EXTREME NETWORKS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

Cooperative advertising obligations with customers are accrued and the costs expensed in marketing expense at the same time the related revenue is recognized. All other advertising costs are expensed as incurred. Advertising expenses for the fiscal years ended June 30, 2002, 2001 and 2000 were $6.0 million, $11.0 million and $5.5 million, respectively.

Stock-Based Compensation

Extreme accounts for its stock options and equity awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has elected to follow the “disclosure only” alternative prescribed by SFAS No. 123, Accounting of Stock-Based Compensation (“SFAS 123”). For non-employees, Extreme computes the fair value of stock-based compensation in accordance with SFAS 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Disclosure about Segments of an Enterprise and Geographic Areas

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Extreme operates in one segment, the development and marketing of network infrastructure equipment. Extreme conducts business globally and is managed geographically. Revenue is attributed to a geographical area based on the location of the customers. Extreme does not allocate cost of revenue; research and development; sales, marketing and service; or general and administrative expenses to its geographic areas, as management does not use the information to measure the performance of the geographic areas. Management does not believe that allocating these expenses is significant in evaluating a geographic area’s performance.

Information regarding geographic areas is as follows (in thousands):

	Years Ended June 30,
	2002	2001	2000
Net revenue:
United States	$146,345	$212,032	$145,955
Europe, Middle East and Africa (“EMEA”)	97,774	121,691	47,191
Japan	145,203	92,046	49,825
Other	52,287	65,463	18,985

	$441,609	$491,232	$261,956

Substantially all of Extreme’s assets were attributable to United States operations at June 30, 2002 and 2001.

Net Income (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options, warrants, convertible subordinated notes and convertible securities. Dilutive earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic

EXTREME NETWORKS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earnings per share calculation plus the dilutive effect of options, warrants, convertible subordinated notes and convertible securities. Diluted net loss per share is the same as basic net loss per share in fiscal 2002 and fiscal 2001 because Extreme had net losses in those periods. If Extreme had been profitable during these years, diluted earnings per share would have been reduced by the calculated effect of outstanding stock options of 4,602,000 and 10,446,000 for fiscal 2002 and fiscal 2001, respectively, and warrants of 2,250,000 and 3,000,000 for fiscal 2002 and fiscal 2001, respectively. The computation of diluted net loss per share for fiscal 2002 also excludes the impact of the conversion of convertible subordinated notes due 2006, which were convertible into 5.6 million shares of common stock as of June 30, 2002, as such impact would be antidilutive for this period.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years Ended June 30,
	2002	2001	2000
Net income (loss)	$(183,962)	$(68,883)	$20,048

Weighted-average shares of common stock outstanding	114,321	109,655	103,734
Less: Weighted-average shares subject to repurchase	(1,396)	(1,302)	(3,218)

Weighted-average shares used in per share calculation — basic	112,925	108,353	100,516
Incremental shares from outstanding stock options using the treasury stock method	—	—	10,652

Weighted-average shares used in per share calculation — diluted	112,925	108,353	111,168

Net income (loss) per share — basic	$(1.63)	$(0.64)	$0.20

Net income (loss) per share — diluted	$(1.63)	$(0.64)	$0.18

Recently Issued Accounting Standards

Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (“SFAS 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 provides new guidance on the accounting for a business combination as of the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will instead be tested for impairment at least annually and written down only when impaired. Extreme adopted this statement beginning July 1, 2002. The effect of adopting SFAS 142 will not have a material impact on its financial position, results of operations or cash flows. As of June 30, 2002, the unamortized balance of acquired intangible assets was $1.0 million, which is recorded in goodwill and purchased intangible assets in the accompanying consolidated balance sheets. This amount represents acquired technology and other identifiable intangibles, which will no longer be amortized upon adoption of SFAS 142.

Impairment of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets

EXTREME NETWORKS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and for Long-Lived Assets to Be Disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The statement also supersedes certain provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period or periods in which the losses are incurred rather than as of the measurement date, as presently required. Extreme adopted this statement on July 1, 2002, and does not believe the effect of adopting this statement will have a material impact on its financial position, results of operations, or cash flows.

Exit or Disposal Activities

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Extreme does not expect the adoption of SFAS 146 to have a material impact on its operating results or financial position.

Consideration Granted to Vendors

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

Reimbursable Out-of-Pocket Expenses

On January 1, 2002, Extreme adopted the consensus of Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred. EITF 01-14 requires that reimbursements received for out-of-pocket expenses be reflected as revenues and to reclassify prior period financial statements to conform to the current period presentation. Prior to the adoption of EITF 01-14, reimbursable out-of-pocket expenses were reflected as a reduction to “Cost of Revenue.” The impact upon revenue and cost of revenue in the six months ended June 30, 2002 was not material. The announcement will have no impact on Extreme’s gross margin or net income (loss) but will increase its net revenue and cost of revenue. Prior periods were not materially affected.

EXTREME NETWORKS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Available-for-Sale Securities

The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
June 30, 2002:
Money market fund	$442	$442	$—	$—
Commercial paper	36,230	36,224	—	(6)
Foreign debt securities	12,584	12,636	53	(1)
U.S. corporate debt securities	148,591	149,864	1,291	(18)
U.S. government agencies	52,818	53,192	374	—
U.S. municipal bonds	63,505	63,586	81	—
Market auction preferreds	48,922	48,949	27	—

	$363,092	$364,893	$1,826	$(25)

Classified as:
Cash equivalents	$36,672	$36,666	$—	$(6)
Short-term investments	164,026	164,667	642	(1)
Marketable securities	162,394	163,560	1,184	(18)

	$363,092	$364,893	$1,826	$(25)

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
June 30, 2001:
Money market fund	$387	$387	$—	$—
Commercial paper	20,964	20,952	2	(14)
U.S. corporate debt securities	98,291	99,013	862	(140)
U.S. government agencies	8,624	8,624	—	—
Market auction preferreds	12,037	12,037	—	—

	$140,303	$141,013	$864	$(154)

Classified as:
Cash equivalents	$37,233	$37,233	$14	$(14)
Short-term investments	68,576	69,374	798	—
Marketable securities	34,494	34,406	52	(140)

	$140,303	$141,013	$864	$(154)

3.    Business Combinations and Investments

During the fiscal year ended June 30, 2000, Extreme acquired certain assets of a company for a total cost of approximately $2.5 million. During the fiscal year ended June 30, 2001, Extreme acquired certain assets of a company for a total cost of $1.4 million. Extreme accounted for these acquisitions using the purchase method of accounting. The entire amount of the purchase prices was allocated to goodwill and purchased intangible assets. Extreme recorded approximately $0.7 million, $0.8 million and $0.3 million for amortization related to these acquisitions in the years ended June 30, 2002, 2001 and 2000, respectively. During the third quarter of fiscal 2002, it was determined that there was an other than temporary impairment of the goodwill and purchased intangible assets related to these acquisitions and an impairment loss of $2.1 million was recognized.

EXTREME NETWORKS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2000, Extreme issued fully earned, non-forfeitable, fully exercisable warrants with a two year life to purchase 3 million shares of Extreme’s common stock with an exercise price of $39.50 per share to a networking company in consideration of the networking company’s selection of Extreme as the preferred vendor of next generation core backbone switching products to a certain group of the networking company’s customers. The fair value of the warrants was approximately $54.3 million. The warrants were valued under a Black-Scholes model, using a volatility assumption of 104% and a two-year term. The value of the warrants was amortized over approximately two years, which is the estimated economic life of the acquired intangible assets, comprising of customer list, workforce and goodwill. Extreme recorded approximately $20.3 million, $27.2 million and $6.8 million for amortization related to this acquisition in the years ended June 30, 2002, 2001 and 2000, respectively. These warrants were not exercised and expired in April 2002.

During fiscal 2001, Extreme acquired privately-held Optranet, Inc. (“Optranet”), a developer of broadband access equipment in which Extreme previously held a minority interest. In addition, a related party of Extreme was a significant investor of Optranet at the time of Extreme’s initial investment. Also during fiscal year 2001, Extreme acquired privately-held Webstacks, Inc. (“Webstacks”), a developer of content switching equipment in which Extreme previously held a minority interest. In addition, a related party of Extreme was a significant investor of Webstacks at the time of Extreme’s initial investment. Prior to these acquisitions, Extreme accounted for its investments in Optranet and Webstacks under the equity method. Extreme’s share of affiliates’ losses related to Optranet and Webstacks in fiscal 2001 prior to the acquisitions was $2.9 million. In connection with these acquisitions, Extreme acquired all of the outstanding stock and assumed all of the outstanding stock options of the respective acquirees. Both acquisitions were accounted for as purchase business combinations. Accordingly, the results of operations of the acquired companies have been included with those of Extreme for periods subsequent to the respective dates of acquisition. The fair value of the intangible assets was determined using a combination of valuation methods, including an income approach for the technology and a cost approach for the assembled workforce.

The value of the acquired in-process technology for the acquired companies was computed using a discounted cash flow analysis rate of 30% on the anticipated income stream of the related product revenue. The discounted cash flow analysis was based on management’s forecast of future revenue, cost of revenue and operating expenses related to the products and technologies purchased from these companies. The calculation of value was then adjusted to reflect only the value creation efforts of these companies prior to the close of each acquisition. The acquired intangible assets and goodwill are being amortized using the straight-line method over their estimated useful lives of five years. Amortization of acquired intangible assets and goodwill associated with the acquisition of Optranet totaled $6.4 million and $2.8 million for fiscal year 2002 and fiscal year 2001, respectively, and amortization of acquired intangibles and goodwill associated with the acquisition of Webstacks totaled $9.7 million and $2.7 million for fiscal year 2002 and fiscal year 2001, respectively. Extreme recognized deferred stock compensation associated with unvested stock options issued to employees that were assumed in conjunction with these acquisitions. This amount is included as a component of stockholders’ equity and is being amortized ratably by charges to operations over the vesting period of the options. Amortization of stock-based compensation associated with the acquisition of Optranet totaled $9.2 million and $3.8 million for fiscal year 2002 and fiscal year 2001, respectively, and amortization of stock-based compensation associated with the acquisition of Webstacks totaled $1.0 million and $0.3 million for fiscal year 2002 and fiscal year 2001, respectively. The amortization of stock-based compensation related to options awarded to employees primarily in research and development.

EXTREME NETWORKS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the third quarter of fiscal 2002, it was determined that there was an other than temporary impairment of some of the goodwill and other intangible assets related to the acquisitions of Optranet and Webstacks. See  Note 10.

Pro forma results of operations have not been presented for Optranet or Webstacks because the prior operating results of these entities were not material on either an individual or an aggregate basis.

4.    Commitments and contingencies

Line of credit

Extreme has entered into a revolving line of credit for $10.0 million. Borrowings under this line of credit bear interest at the bank’s prime rate. At June 30, 2002, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. At June 30, 2002, Extreme had letters of credit totaling $0.3 million. The line of credit requires Extreme to maintain specified financial covenants related to tangible net worth and liquidity with which Extreme was in compliance as of June 30, 2002. The line of credit expires on November 30, 2002.

Leases

In June 2000, Extreme entered into two operating lease agreements for approximately 16 acres of land and the accompanying 275,000 square feet of buildings to house its main campus in Santa Clara, California (the “Property”). The two lease agreements provided Extreme with the option to purchase the Property at any time during the lease term. In April 2002, Extreme exercised the option to purchase the Property and title to the Property was transferred to it in May 2002. Extreme was obligated to pay a total of $80.0 million for the Property. As part of the original lease transactions, $80.0 million of Extreme’s investment securities served as collateral for specified obligations under the lease agreements. Extreme transferred the $80.0 million of investment securities held as security for the lease obligations to the lessor as payment for the Property.

EXTREME NETWORKS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the time of the exercise of the option to purchase the Property, the appraised value of the land and buildings was $38.0 million and therefore Extreme recognized a charge, net of a $3.0 million improvement allowance, of $39.0 million. The land and buildings are now included on Extreme’s accompanying consolidated balance sheet.

Extreme also leases office space for its various United States and international sales offices. Future annual minimum lease payments under all noncancelable operating leases having initial or remaining lease terms in excess of one year at June 30, 2002 were as follows (in thousands):

Years ending June 30:
2003	$8,387
2004	7,795
2005	7,540
2006	6,300
2007	5,341
Thereafter	8,916

Total minimum payments	$44,279

Rent expense was approximately $10.4 million, $11.7 million and $2.9 million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively, net of sublease income of $2.0 million, $3.6 million and $0.3 million in the respective periods.

Legal Proceedings

Beginning on July 6, 2001, multiple purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.).

On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased Extreme’s common stock from April 8, 1999 through December 6, 2000. It names as defendants Extreme; six of the its present and former officers; and several investment banking firms that served as underwriters of Extreme’s initial public offering and November 1999 secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The Securities Act of 1933 allegations against Extreme and its officers are made as to the secondary offering only. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

Extreme is aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. On July 15, 2002, Extreme (and the other issuer defendants) filed a motion to dismiss. Extreme cannot assure you that it will prevail in the lawsuit. Failure to prevail could have a material adverse effect on its consolidated financial position, results of operations and cash flows in the future.

EXTREME NETWORKS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Extreme is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on Extreme’s consolidated financial position, results of operations or cash flows.

5.    Convertible Subordinated Notes

In December 2001, Extreme completed a private placement of $200.0 million of convertible subordinated notes. The notes mature in 2006. Interest is payable semi-annually at 3.5% per annum. The notes are convertible at the option of the holders into Extreme’s common stock at an initial conversion price of $20.96 per share, subject to adjustment. In lieu of issuing common shares, the notes are redeemable in cash at the option of Extreme at an initial redemption price of 101.4% of the principal amount on or after December 2004 if not converted to common stock prior to the redemption date. Extreme has reserved 9,544,260 shares of common stock for the conversion of these notes. Offering costs of $6.5 million are included in other assets and are amortized using the interest method. Each holder of the notes has the right to cause Extreme to repurchase all of such holder’s convertible notes at 100% of the principal amount plus accrued interest upon a change of control of ownership of Extreme, as defined in the notes.

6.    Stockholders’ Equity

Preferred Stock

In April 2001, in connection with its Stockholders’ Rights Agreement, Extreme authorized the issuance of preferred stock. The preferred stock may be issued from time to time in one or more series. The board of directors is authorized to provide for the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions on these shares. As of June 30, 2002, no shares of preferred stock were outstanding.

Warrants

As discussed in Note 3, in April 2000 in connection with the acquisition of purchased intangibles and goodwill, Extreme issued fully earned, non-forfeitable, fully exercisable warrants with a two-year life to purchase 3 million shares of its common stock with an exercise price of $39.50 per share. These warrants were not exercised and expired in April 2002.

Deferred Stock Compensation

In June 2000, Extreme issued fully vested, non-forfeitable and exercisable options to consultants to purchase 120,000 shares of its common stock with an exercise price of $14.02 per share. The fair value of these options was approximately $1.6 million. The options were valued under a Black-Scholes model, using a volatility assumption of 104%. This amount was amortized over two years as the services were rendered. The compensation expense for fiscal 2002, 2001 and 2000 was $0.6 million, $0.8 million and $0.2 million, respectively. Options to purchase 99,500 shares were not exercised and expired in June 2002.

During fiscal 2001, Extreme recorded deferred stock-based compensation expense associated with unvested stock options issued to employees assumed in the acquisitions of Optranet and Webstacks of $21.9 million and $2.5 million, respectively (see Note 3). These unamortized amounts are included as a reduction of stockholders’ equity and are being amortized ratably by charges to operations over the vesting period of the options, generally

EXTREME NETWORKS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

four years. Extreme recorded amortization of deferred stock compensation expense of $10.2 million, $4.1 million and $0.1 million for fiscal 2002, 2001 and 2000, respectively. At June 30, 2002, Extreme had a total of approximately $10.2 million remaining to be amortized over the corresponding vesting period of each respective option.

Stockholders’ Rights Agreement

In April 2001, the board of directors approved a Stockholders’ Rights Agreement (“Rights Agreement”), declaring a dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.001 per share, of Extreme common stock. The Rights Agreement is intended to protect stockholders’ rights in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover of Extreme on terms that are favorable and fair to all stockholders and will not interfere with a merger approved by the board of directors. In the event the rights become exercisable, each right entitles stockholders to buy, at an exercise price of $150 per right owned, a unit equal to a portion of a new share of Extreme Series A preferred stock. The rights will be exercisable only if a person or a group acquires or announces a tender or exchange offer to acquire 15% or more of the Extreme’s common stock. The rights, which expire in April 2011, are redeemable for $0.001 per right at the approval of the board of directors.

Stock Option Exchange Program

On October 31, 2001, Extreme filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission related to a voluntary stock option exchange program for its employees. Extreme’s executive officers, directors and vice presidents were not eligible to participate in this program. Under the program, Extreme’s employees were given the opportunity to voluntarily cancel unexercised vested and unvested stock options previously granted to them that have an exercise price of $10.00 or more. Participants who elected to exchange any options were also required to exchange any other options granted to him or her in the previous six months. The canceled stock options were exchanged for replacement stock options on June 5, 2002. The replacement stock options were for the same number of shares as the canceled options. The replacement stock options were granted with an exercise price equal to the fair market value of Extreme stock on the date of grant, June 5, 2002. The replacement stock options vested 25% on June 5, 2002 and the remaining 75% of the replacement stock options vest monthly over 24 to 36 months based on the original date of the grant. In order to receive new stock options, an employee was required to remain employed with Extreme or one of its subsidiaries until the date when the replacement stock options were granted. Options for approximately 5.8 million shares of common stock were accepted for exchange under this program and, accordingly, were canceled on December 4, 2001.

Comprehensive Income

The following are the components of accumulated other comprehensive income, net of tax (in thousands):

	June 30, 2002	June 30, 2001
Unrealized gain on investments	$1,801	$710
Change in fair value of derivatives	(113)	—
Foreign currency translation adjustments	163	59

Accumulated other comprehensive income	$1,851	$769

EXTREME NETWORKS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Employee Benefit Plans

1999 Employee Stock Purchase Plan

In January 1999, the board of directors approved the adoption of Extreme’s 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”). A total of 4,000,000 shares of common stock have been reserved for issuance under the 1999 Purchase Plan. The 1999 Purchase Plan permits eligible employees to acquire shares of Extreme’s common stock through periodic payroll deductions of up to 15% of total compensation. No more than 1,250 shares may be purchased on any purchase date per employee. Each offering period will have a maximum duration of 12 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of Extreme’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. The initial offering period commenced on the effectiveness of the initial public offering and ended on April 30, 2000. Through June 30, 2002, 1,501,647 shares had been purchased under the 1999 Purchase Plan.

Amended 1996 Stock Option Plan

In January 1999, the board of directors approved an amendment to the 1996 Stock Option Plan (the “1996 Plan”) to (i) increase the share reserve by 10,000,000 shares, (ii) to remove certain provisions which are required to be in option plans maintained by California privately-held companies and (iii) to rename the 1996 Plan as the “Amended 1996 Stock Option Plan.”

Under the 1996 Plan, which was originally adopted in September 1996, options may be granted for common stock, pursuant to actions by the board of directors, to eligible participants. A total of 44,923,875 shares have been reserved under the 1996 Plan. Options granted are exercisable as determined by the board of directors. Options vest over a period of time as determined by the board of directors, generally four years. The term of the 1996 Plan is ten years. Options to purchase approximately 12,201, 153,402 and 1,470,286 shares of common stock had been exercised as of June 30, 2002, 2001 and 2000, respectively, but are subject to repurchase until vested. As of June 30, 2002, 4,300,976 shares were available for future grant under the 1996 Plan.

2000 Stock Option Plan

In March 2000, the board of directors adopted the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”). Options may be granted for common stock, pursuant to actions by the board of directors, to eligible participants. Generally, only non-officer employees are eligible to participate in this stock plan, except that options may be granted to officers under this plan in connection with written offers of employment. A total of 4,000,000 shares have been reserved under the 2000 Plan. Options vest over a period of time as determined by the board of directors, generally four years. The term of the 2000 Plan is ten years. As of June 30, 2002, 1,804,810 shares were available for future grant under the 2000 Plan.

2001 Stock Option Plan

In May 2001, the board of directors adopted the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”). Options may be granted for common stock, pursuant to actions by the board of directors, to eligible participants. Generally, only non-officer employees are eligible to participate in this stock plan, except that options may be granted to officers under this plan in connection with written offers of employment. A total of 4,000,000 shares have been reserved under the 2001 Plan. Options vest over a period of time as determined by the board of directors, generally four years. The term of the 2001 Plan is ten years. As of June 30, 2002, 469,150 shares were available for future grant under the 2001 Plan.

EXTREME NETWORKS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under all plans:

	Number of Shares	Weighted- Average Exercise Price Per Share
Options outstanding at June 30, 1999	9,757,534	$3.04
Granted	12,404,750	$33.99
Exercised	(2,392,472)	$1.23
Canceled	(1,374,704)	$26.91

Options outstanding at June 30, 2000	18,395,108	$22.74
Granted	11,777,681	$33.27
Exercised	(2,128,206)	$7.56
Canceled	(3,067,210)	$33.35

Options outstanding at June 30, 2001	24,977,373	$27.69
Granted	13,029,329	$12.00
Exercised	(900,779)	$3.80
Canceled	(9,283,219)	$40.03

Options outstanding at June 30, 2002	27,822,704	$17.00

In connection with the acquisitions of Optranet and Webstacks, Extreme assumed the stock option plans of each company. During fiscal 2001, approximately 608,401 and 115,676 shares of Extreme’s common stock were reserved for issuance under the assumed plans of Optranet and Webstacks, respectively, and the related options have been included as granted in fiscal 2001 in the preceding table. Options to purchase approximately 198,925 and 368,358 shares of common stock have been exercised under the Optranet plan as of June 30, 2002 and 2001, respectively, but are subject to repurchase until vested. Options to purchase approximately 564,130 and 987,119 shares of common stock have been exercised under the Webstacks plan as of June 30, 2002 and 2001, respectively, but are subject to repurchase until vested.

The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
		(In years)
$ 0.01 – 11.55	6,019,875	7.84	$4.90	3,276,324	$2.70
$12.13 – 12.76	8,983,867	9.74	$12.41	1,992,076	$12.36
$12.90 – 24.06	5,786,970	8.70	$15.02	2,513,137	$15.02
$24.06 – 37.50	5,525,605	7.70	$31.29	2,999,006	$32.03
$38.00 – 91.38	1,506,387	7.95	$47.91	743,352	$47.16

$ 0.01 – 91.38	27,822,704	8.61	$17.00	11,523,895	$17.56

Options to purchase 8,154,650 shares were exercisable at June 30, 2001 with a weighted-average exercise price of $15.80.

EXTREME NETWORKS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

Extreme has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of Extreme’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in Extreme’s financial statements.

Pro forma information regarding net income and earnings per share is required by SFAS 123. This information is required to be determined as if Extreme had accounted for its employee stock options and shares issued under the 1999 Purchase Plan under the fair value method of that statement. The fair value of options granted in fiscal 2002, 2001 and 2000 reported below was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plan			Employee Stock Purchase Plan
	Years Ended June 30,			Years Ended June 30,
	2002	2001	2000	2002	2001	2000
Expected life	2.9 yrs	3.1 yrs	3.4 yrs	0.5 yrs	0.6 yrs	0.6 yrs
Risk-free interest rate	3.7%	5.3%	6.3%	2.1%	4.1%	5.4%
Volatility	111%	134%	112%	111%	134%	112%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Extreme’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. The weighted-average estimated fair value of options granted in fiscal 2002, 2001 and 2000 was $7.95, $25.82 and $24.23, respectively. The weighted-average estimated fair value of shares granted under the 1999 Purchase Plan in fiscal 2002, 2001 and 2000 was $5.55, $18.91 and $7.51, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Pro forma information follows (in thousands, except per share amounts):

	Years Ended June 30,
	2002	2001	2000
Pro forma net loss under SFAS 123	$(225,282)	$(216,018)	$(31,088)
Net loss per share — pro forma under SFAS 123:
Basic and diluted	$(2.24)	$(2.18)	$(0.32)

401(k) Plan

Extreme provides a tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan (the “Plan”), which covers its eligible employees. Pursuant to the Plan, employees may elect to reduce their current compensation up to the lesser of 80% or the statutorily prescribed limit of $11,000 for calendar year 2002. Effective January 1, 2002, employees age 50 or over may elect to contribute an additional $1,000. For

EXTREME NETWORKS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calendar years 2000 and 2001, employees were able to elect to reduce their current compensation up to the lesser of 20% or the statutorily prescribed limit of $10,500. The amount of the reduction is contributed to the Plan on a pre-tax basis.

Extreme provides for discretionary matching contributions as determined by the board of directors for each calendar year. As of September 2000, the board of directors set the match at $0.25 for every dollar contributed by the employee up to the first 4% of pay. The same level of match was continued during the 2001 calendar year. All matching contributions vest immediately effective September 2000. In addition, the Plan provides for discretionary contributions as determined by the board of directors each year. Extreme’s matching contributions to the Plan totaled $503,051 and $378,391 for fiscal 2002 and 2001, respectively. No discretionary contributions were made in fiscal 2002, 2001 or 2000.

8.    Income Taxes

The provision for (benefit from) income taxes for fiscal 2002, 2001 and 2000 consisted of the following (in thousands):

	Years Ended June 30,
	2002	2001	2000
Current:
Federal	$—	$5,234	$24,811
State	200	823	2,026
Foreign	2,876	1,560	306

Total current	3,076	7,617	27,143

Deferred:
Federal	(46,585)	(25,477)	(15,497)
State	(9,719)	(4,808)	(1,325)
Foreign	388	—	—

Total deferred	(55,916)	(30,285)	(16,822)

Provision for (benefit from) income taxes	$(52,840)	$(22,668)	$10,321

Pretax income (loss) from foreign operations was $8.9 million, $0.6 million and $(10.7) million in fiscal 2002, 2001 and 2000, respectively.

EXTREME NETWORKS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between the provision (benefit) for income taxes and the amount computed by applying the Federal statutory income tax rate (35 percent) to income (loss) before taxes is explained below (in thousands):

	Years Ended June 30,
	2002	2001	2000
Tax at federal statutory rate (benefit)	$(82,881)	$(32,043)	$10,666
State income tax	(6,196)	(2,739)	1,018
Foreign taxes	—	—	69
Unbenefited (utilized) net operating losses	—	—	(773)
Tax credits	(1,079)	(1,209)	(1,576)
Valuation allowance decrease	—	—	(5,148)
Foreign income at other than US rates/ Unbenefited foreign loss	232	1,187	3,974
Nondeductible goodwill	35,958	1,894	—
Nondeductible in-process R&D	—	10,555	—
Other	1,126	(313)	2,091

Total	$(52,840)	$(22,668)	$10,321

Significant components of Extreme’s deferred tax assets are as follows (in thousands):

	As of June 30,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$54,783	$31,741
Tax credit carryforwards	10,247	6,390
Depreciation	2,376	1,085
Deferred revenue	9,786	8,859
Warrant amortization	20,798	13,200
Inventory allowances	6,543	9,799
Other reserves and accruals	20,553	11,017
Other	12,318	2,467

Total deferred tax assets	137,404	84,558
Deferred tax liabilities — acquisition related intangibles	(3,905)	(8,675)

Net deferred tax assets	$133,499	$75,883

As of June 30, 2002, Extreme had net operating loss carryforwards for federal and state tax purposes of $153.3 million and $19.4 million, respectively. Extreme also had federal and state tax credit carryforwards of $6.5 million and $5.8 million, respectively. Unused net operating loss and tax credit carryforwards will expire at various dates beginning in the years 2004 and 2012, respectively.

Utilization of the net operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

Extreme’s income taxes payable for federal and state purposes have been reduced, and the deferred tax assets increased by the tax benefits associated with dispositions of employee stock options. Extreme receives an

EXTREME NETWORKS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income tax benefit calculated as the difference between the fair market value of the stock at the time of exercise and the option price, tax effected. These benefits were credited directly to the stockholders’ equity and amounted to $1.1 million and $45.0 million for fiscal 2002 and 2001, respectively. Benefits reducing taxes payable amounted to $8.6 million for fiscal 2001. Benefits increasing gross deferred tax assets amounted to $1.1 million and $36.4 million for fiscal 2002 and 2001, respectively.

9.    Restructuring and Special Charges and Provision for Inventory

During the third quarter of fiscal 2002, Extreme implemented a restructuring plan to lower its overall cost structure. Restructuring and special charges of $73.6 million were as follows (in thousands):

	Charges	Cash Payments	Write-offs	Reserve balance at June 30, 2002
Purchase of leased properties	$39,000	$(39,000)	$—	$—
Excess facilities	25,432	(2,011)	—	23,421
Asset impairments	9,138	—	(9,138)	—

Total	$73,570	$(41,011)	$(9,138)	$23,421

A $39.0 million charge was taken in the third quarter of fiscal 2002 related to two leases Extreme entered into in June 2000, as described in Note 4 under the heading “Leases.” The appraised value of the Property was $38.0 million, therefore Extreme recognized a charge, net of a $3.0 million improvement allowance, of $39.0 million. Extreme exercised the option to purchase the leased properties on May 7, 2002 for an aggregate of $80.0 million. Extreme transferred the $80.0 million of investment securities held as security for the lease obligations to the lessor as payment for the property.

Excess facilities charges for fiscal 2002 were $25.4 million. These costs are the result of Extreme’s decision to permanently reduce occupancy or vacate certain domestic and international facilities. The estimated facilities costs are based on current comparable rates for leases in the respective markets or estimated termination fees. The actual loss could differ from this estimate if Extreme is unsuccessful in negotiating affordable termination fees on certain facilities, if facility operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities, or if other estimates and assumptions change. Extreme anticipates that it will continue to make cash outlays to meet lease obligations for these facilities through 2011 unless estimates and assumptions change or Extreme is able to negotiate to terminate the leases prior to 2011. The following is a summary of the excess facility charges (in millions):

Location	Reduced/Vacated	Amount
Santa Clara, CA	Reduced February 2001	$9.4
Pleasanton, CA	Never occupied—facility relates to Optranet acquisition	9.3
Pleasanton, CA	Reduced March 2002	4.6
Others	Various	2.1

		$25.4

Asset impairments were $9.1 million for fiscal 2002. This charge represented the unamortized amount of the assets at the date a decision was made to discontinue use and these assets were not utilized subsequently and were not held for sale but were scrapped or abandoned.

EXTREME NETWORKS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2001, Extreme implemented a restructuring plan in order to lower its overall cost structure. In connection with the restructuring, Extreme reduced its headcount and consolidated facilities. The restructuring expense included $2.3 million for the write-off and write-down in carrying value of Summit based equipment, $1.8 million for severance and benefits for approximately 100 terminated employees and $1.8 million in facility closure expenses. The number of temporary employees and contractors that Extreme uses was also reduced.

Provision for Inventory

As a result of the rapid change in the market for networking products, Extreme recorded $7.6 million and $39.2 million in charges for excess and obsolete inventory and non-cancelable purchase commitments in fiscal 2002 and 2001, respectively. The following is a summary of the additional excess inventory allowance from the third quarter of fiscal 2001 to June 30, 2002 (in thousands):

	Excess Inventory Allowance	Excess Inventory Benefit
Initial additional excess inventory charge third quarter of fiscal 2001	$39,205	$—
Additional excess inventory charge first quarter of fiscal 2002	5,000	—

	44,205

Usage:
Inventory scrapped	(14,166)	—
Sale of inventory	(5,154)	4,776
Inventory utilized	(893)	—
Settlement of purchase commitments	(12,158)	—

	(32,371)	$4,776

Remaining excess inventory allowance as of June 30, 2002	$11,834

10.    Impairment of Acquired Intangible Assets

In the third quarter of fiscal 2002, Extreme recorded in operating expenses asset impairment charges totaling $89.8 million against certain acquired intangible assets and goodwill. The acquired intangible assets and goodwill that were impaired originated primarily from the acquisitions of Optranet in January 2001 and Webstacks in March 2001.

Optranet’s products were originally targeted at the building local exchange carrier (“BLEC”) and multi-tenant unit (“MTU”) markets. It was believed that, by incorporating Optranet’s technology into Extreme’s Alpine product family, Extreme would be able to expand our presence in customer networks and give metropolitan service providers an advanced Ethernet service-provisioning platform for Ethernet access over several transport systems. Extreme believed it would be able to exploit the synergies and growth opportunities of Optranet’s in-process products due to their complementary nature to its strategy and compatibility with its products. However, following the acquisition date, demand for Optranet’s products fell sharply as the majority of Optranet’s targeted customers either entered into bankruptcy or dissolved. Based on industry analysis, the BLEC and MTU markets are not expected to recover in the next few years, and in the event that a recovery eventually occurs, BLEC and MTU service providers will likely require different solutions. As of the impairment valuation date of March 31, 2002, the Optranet products were repositioned to address the remote and branch office access needs of enterprise customers. However, this secondary market has also slowed due to decreased information technology spending and has largely been addressed by competing products based on legacy technologies.

EXTREME NETWORKS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Webstacks’ products were originally targeted at the e-business and hosting facility markets. Extreme acquired Webstacks in an effort to expand Extreme’s IP services to provide robust Layer 4 ~ Layer 7 switching solutions required for building high-performance content aware networks. Extreme believed it would be able to exploit the growth opportunities of Webstacks’ products by complementing its Layer 3 product focus with high-end Layer 4 ~ Layer 7 networking devices. However, demand for higher-cost Layer 4 ~ Layer 7 switches in these markets did not materialize, largely due to worsening economic conditions. E-business customers continued to rely on slower speed networking devices and host facilities have not yet grown to a scale that necessitates data transfer at gigabit speeds. As of the impairment valuation date of March 31, 2002, the Webstacks products were repositioned to address enterprise data center needs, including security products. Although this market has slowed since the acquisition date, based on industry analysis, Extreme believes there continues to be potential for moderate growth in this market.

Based on the foregoing impairment factors, Extreme worked with valuation experts to perform asset impairment tests at the lowest operational level that had separately identifiable cash flows related to the Webstacks and Optranet intangible assets and goodwill. The tests were performed by comparing the expected undiscounted cash flows over 57-month periods for each of Webstacks and Optranet to the carrying amount of the long-lived assets resulting from the acquisitions. Extreme found that the sum of the undiscounted cash flows attributable to the Webstacks and Optranet intangible assets and goodwill was less than their carrying value and thus it needed to record an impairment loss. The impairment loss was measured as the amount by which the carrying values of such assets exceeded their fair value. The fair value was calculated based on analyses of the discounted future cash flows for each of Webstacks and Optranet. In performing these analyses, Extreme used the best information available under the circumstances, including reasonable and supportable assumptions and projections of future operating results. The discount rates used in the analyses were 20% for each of Webstacks and Optranet, which were based on historical risk premiums that investors required for companies of Extreme’s size, industry and capital structure and included risk factors specific to the sectors in which the two companies operated. These amounts are based on management’s best estimate of future results. As a result of this analysis, Extreme recorded a charge to reduce goodwill and purchased intangible assets by $89.8 million in the third quarter of fiscal 2002.

11.    Subsequent Event

On March 14, 2001, Nortel Networks, Inc. and Nortel Networks Limited (collectively, “Nortel”) filed suit against Extreme in the United States District Court for the District of Massachusetts, Civil Action No. 01-10443EFH (the “Case”). The complaint alleged willful infringement of U.S. Patent Nos. 5,790,554; 5,490,252; 5,408,469; 5,398,245; 5,159,595 and 4,736,363, and sought, among other findings, a judgment against Extreme for infringement of the six patents, which allegations Extreme vigorously opposed. Following limited pre-trial discovery and negotiation, Extreme and Nortel agreed on September 17, 2002 to a settlement of all claims. As part of the settlement, the parties agreed to a prospective five-year cross-license with respect to the patents covering technologies that were at issue in the Case. The Case was dismissed with prejudice on September 20, 2002.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Extreme Networks, Inc.

We have audited the accompanying consolidated balance sheets of Extreme Networks, Inc. as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Extreme Networks, Inc. at June 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

San Francisco, California
July 15, 2002

EXTREME NETWORKS, INC.

QUARTERLY FINANCIAL DATA

(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2002		Mar. 31, 2002		Dec. 31, 2001		Sept. 30, 2001
Net revenue	$113,122		$111,132		$109,066		$108,289
Total costs and expenses	$110,452		$281,635		$122,966		$159,547
Operating income (loss)	$2,670		$(170,503)		$(13,900)		$(51,258)
Net income (loss)	$2,497	(1)	$(139,799	)(2)	$(10,652	)(3)	$(36,008	)(4)
Net income (loss) per share — basic	$0.02	(1)	$(1.23	)(2)	$(0.09	)(3)	$(0.32	)(4)
Net income (loss) per share — diluted	$0.02	(1)	$(1.23	)(2)	$(0.09	)(3)	$(0.32	)(4)
Shares used in per share calculation — basic	113,785		113,281		112,680		111,953
Shares used in per share calculation — diluted	117,190		113,281		112,680		111,953

	June 30, 2001		Mar. 31, 2001		Dec. 31, 2000		Sept. 30, 2000
Net revenue	$115,069		$112,106		$144,715		$119,342
Total costs and expenses	$132,449		$209,482		$135,117		$116,077
Operating income (loss)	$(17,380)		$(97,376)		$9,598		$3,265
Net income (loss)	$(11,363	)(5)	$(70,115	)(6)	$8,062	(7)	$4,533	(8)
Net income (loss) per share — basic	$(0.10	)(5)	$(0.64	)(6)	$0.08	(7)	$0.04	(8)
Net income (loss) per share — diluted	$(0.10	)(5)	$(0.64	)(6)	$0.07	(7)	$0.04	(8)
Shares used in per share calculation — basic	111,114		109,028		107,283		105,990
Shares used in per share calculation — diluted	111,114		109,028		118,745		118,892

(1)	Net income and net income per share include amortization of deferred stock compensation, goodwill and purchased intangible assets of $2.3 million.
(2)
Net loss and net loss per share include amortization of deferred stock compensation, goodwill and purchased intangible assets of $15.1 million, an adjustment to certain inventory charges of $(4.8) million, impairment of acquired intangible assets of $89.8 million and restructuring and special charges of $77.2 million.

(3)	Net loss and net loss per share include amortization of deferred stock compensation, goodwill and purchased intangible assets of $15.2 million.
(4)
Net loss and net loss per share include amortization of deferred stock compensation, goodwill and purchased intangible assets of $14.7 million, certain inventory charges of $31.5 million and restructuring and special charges of $8.7 million.

(5)	Net loss and net loss per share include amortization of deferred stock compensation, goodwill and purchased intangible assets of $15.4 million and restructuring and special charges of $2.1 million.
(6)
Net loss and net loss per share include certain inventory charges of $40.3 million, in-process research and development of $30.1 million, amortization of purchased intangible assets and goodwill of $8.2 million and restructuring and special charges of $5.7 million.

(7)	Net income and net income per share include amortization of purchased intangible assets and goodwill of $7.0 million.
(8)	Net income and net income per share include amortization of purchased intangible assets and goodwill of $6.9 million.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from Extreme’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for Extreme’s 2002 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 10.    Directors and Executive Officers of the Registrant.

The information required by this section is incorporated by reference from the information in the section entitled “Proposal 1 — Election of Directors” in the Proxy Statement. The required information concerning executive officers of Extreme is contained in the section entitled “Executive Officers of the Registrant” in Part I of this Form 10-K.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation.

The information required by this section is incorporated by reference from the information in the sections entitled “Proposal 1 — Election of Directors — Directors’ Compensation”, “Executive Compensation” and “Stock Price Performance Graph” in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The information required by this section is incorporated by reference from the information in the section entitled “Proposal 1 — Election of Directors — Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions.

The information required by this section is incorporated by reference from the information in the section titled “Certain relationships and related transactions” in the Proxy statement.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)    The following documents are filed as a part of this Form 10-K:

(1)    Financial Statements:

Reference is made to the Index to Consolidated Financial Statements of Extreme Networks, Inc. under Item 8 in Part II of this Form 10-K.

(2)    Financial Statement Schedules:

The following financial statement schedule of Extreme Networks, Inc. for the fiscal years ended June 30, 2002, 2001 and 2000 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Extreme Networks, Inc.

Page
Schedule II—Valuation and Qualifying Accounts	82

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)    Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number			Incorporated by Reference			Filed Herewith
		Description of Document	Form	Date	Number
2.1		Form of Agreement and Plan of Merger between Extreme Networks, a California corporation, and Extreme Networks, Inc., a Delaware corporation	S-1/A	03/11/99	2.1

3.1		Certificate of Incorporation of Extreme Networks, Inc., a Delaware Corporation	S-1	02/05/99	3.1

3.2		Form of Certificate of Amendment of Certificate of Incorporation of Extreme Networks, Inc., a Delaware Corporation	S-1	02/05/99	3.2

3.4		Amended and Restated Bylaws of Extreme Networks, Inc.	8-K/A	06/07/01	3.4

3.5		Restated Certificate of Incorporation of Extreme Networks, Inc.	10-K	06/30/01	3.5

3.6		Certificate of Amendment of Restated Certificate of Incorporation of Extreme Networks, Inc.	10-K	06/30/01	3.6

3.7		Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock	10-K	06/30/01	3.7

4.1		Second Amended and Restated Rights Agreement dated January 12, 1998 between Extreme Network and certain stockholders	S-1	02/05/99	4.1

4.2		Registration Rights Agreement	S-3	04/11/01	4.1

4.3		Indenture, dated December 5, 2001 between Extreme Networks, Inc. and State Street Bank and Trust Company of California, N.A.	S-3	02/26/02	4.3

4.4		Registration Rights Agreement dated December 5, 2001 between Extreme Networks, Inc. and Goldman Sachs & Co., as representative	S-3	02/26/02	4.3

10.1		Form of Indemnification Agreement for directors and officers	S-1	02/05/99	10.1

10.2	*	Amended 1996 Stock Option Plan and forms of agreements thereunder	S-1	02/05/99	10.2

10.3	*	1999 Employee Stock Purchase Plan	S-1	02/05/99	10.3

10.4	*	Form of 2000 Nonstatutory Stock Option Plan	10-K	06/30/00	10.7

10.5		Exhibit 10.14 Lease agreement dated July 28, 2000 between San Tomas Properties LLC, a Delaware limited liability company, as Landlord, and Extreme Networks, Inc, a Delaware Corporation, as Tenant	10-Q	09/30/00	10.14

10.6		Purchase Agreement dated November 29, 2001 between Extreme Networks, Inc. and Goldman Sachs & Co., as representative	S-3	02/26/02	10.15

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Date	Number
21.1	Subsidiaries of Registrant				X

23.1	Consent of Ernst and Young LLP, Independent Auditors				X

24.1	Power of Attorney (see page 83 of this Form 10-K)				X

99.1	Certification of Chief Executive Officer (see page 84 of this Form 10-K)				X

99.2	Certification of Principal Accounting Officer (see page 84 of this Form 10-K)				X

*	Indicates management contract or compensatory plan or arrangement.

(b)    Reports on Form 8-K:

Extreme filed the following reports on Form 8-K during the three months ended June 30, 2002:

Date of Report	Item(s)	Description
April 29, 2002	5,7	EXTREME announced financial results for its third quarter ended March 31, 2002 and included the press release relating thereto.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
(In thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Reversals to costs and expenses	(Deductions)	Balance at end of period
Year Ended June 30, 2000:
Allowance for doubtful accounts	$1,374	$—	$—	$(137)	$1,237
Allowance for returns reserve	$638	$1,238	$—	$(65)	$1,811
Allowance for excess and obsolete inventory	$940	$1,144	$—	$(155)	$1,929

Year Ended June 30, 2001:
Allowance for doubtful accounts	$1,237	$5,274	$—	$(4,569)	$1,942
Allowance for returns reserve	$1,811	$9,841	$—	$(3,601)	$8,051
Allowance for excess and obsolete inventory	$1,929	$32,753	$—	$(9,771)	$24,911

Year Ended June 30, 2002:
Allowance for doubtful accounts	$1,942	$3,913	$—	$(3,119)	$2,736
Allowance for returns reserve	$8,051	$8,687	$—	$(7,776)	$8,962
Allowance for excess and obsolete inventory	$24,911	$7,596	$(4,776)	$(9,664)	$18,067

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 30, 2002.

EXTREME NETWORKS, INC. (Registrant)

By:	/s/ HAROLD L. Covert
Harold L. Covert Vice President Chief Financial Officer September 30, 2002

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ GORDON L. STITT Gordon L. Stitt President, Chief Executive Officer Chairman of the Board September 30, 2002	/s/ PROMOD HAQUE Promod Haque Director September 30, 2002

/s/ HAROLD L. COVERT Harold L. Covert Vice President & Chief Financial Officer (Principal Financial and Accounting Officer) September 30, 2002	/s/ LAWRENCE K. ORR Lawrence K. Orr Director September 30, 2002

/s/ CHARLES CARINALLI Charles Carinalli Director September 30, 2002	/s/ PETER WOLKEN Peter Wolken Director September 30, 2002

/s/ KENNETH LEVY Kenneth Levy Director September 30, 2002

CERTIFICATIONS

I, Gordon L. Stitt, President and Chief Executive Officer of Extreme Networks, Inc., the Registrant, do hereby certify that:

(1)  I have reviewed this annual report on Form 10-K of the Registrant;

(2)  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant, as of, and for, the periods presented in this annual report.

Dated: September 30, 2002	/s/ GORDON L. STITT
Gordon L. Stitt President and Chief Executive Officer

I, Harold L. Covert, the principal accounting officer of Extreme Networks, Inc., the Registrant, do hereby certify that:

(1)  I have reviewed this annual report on Form 10-K of the Registrant;

(2)  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

(3)  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant, as of, and for, the periods presented in this annual report.

Dated: September 30, 2002	/s/ HAROLD L. COVERT
Harold L. Covert Chief Financial Officer, Vice President & Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description of Document	Incorporated by Reference			Filed Herewith
			Form	Date	Number

2.1		Form of Agreement and Plan of Merger between Extreme Networks, a California corporation, and Extreme Networks, Inc., a Delaware corporation	S-1/A	03/11/99	2.1

3.1		Certificate of Incorporation of Extreme Networks, Inc., a Delaware Corporation	S-1	02/05/99	3.1

3.2		Form of Certificate of Amendment of Certificate of Incorporation of Extreme Networks, Inc., a Delaware Corporation	S-1	02/05/99	3.2

3.4		Amended and Restated Bylaws of Extreme Networks, Inc.	8-K/A	06/07/01	3.4

3.5		Restated Certificate of Incorporation of Extreme Networks, Inc.	10-K	06/30/01	3.5

3.6		Certificate of Amendment of Restated Certificate of Incorporation of Extreme Networks, Inc.	10-K	06/30/01	3.6

3.7		Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock	10-K	06/30/01	3.7

4.1		Second Amended and Restated Rights Agreement dated January 12, 1998 between Extreme Network and certain stockholders	S-1	02/05/99	4.1

4.2		Registration Rights Agreement	S-3	04/11/01	4.1

4.3		Indenture, dated December 5, 2001 between Extreme Networks, Inc. and State Street Bank and Trust Company of California, N.A.	S-3	02/26/02	4.3

4.4		Registration Rights Agreement dated December 5, 2001 between Extreme Networks, Inc. and Goldman Sachs & Co., as representative	S-3	02/26/02	4.3

10.1		Form of Indemnification Agreement for directors and officers	S-1	02/05/99	10.1

10.2	*	Amended 1996 Stock Option Plan and forms of agreements thereunder	S-1	02/05/99	10.2

10.3	*	1999 Employee Stock Purchase Plan	S-1	02/05/99	10.3

10.4	*	Form of 2000 Nonstatutory Stock Option Plan	10-K	06/30/00	10.7

10.5		Exhibit 10.14 Lease agreement dated July 28, 2000 between San Tomas Properties LLC, a Delaware limited liability company, as Landlord, and Extreme Networks, Inc, a Delaware Corporation, as Tenant	10-Q	09/30/00	10.14

10.6		Purchase Agreement dated November 29, 2001 between Extreme Networks, Inc. and Goldman Sachs & Co., as representative	S-3	02/26/02	10.15

21.1		Subsidiaries of Registrant				X

23.1		Consent of Ernst and Young LLP, Independent Auditors				X

24.1		Power of Attorney (see page 83 of this Form 10-K)				X

99.1		Certification of Chief Executive Officer (see page 84 of this Form 10-K)				X

99.2		Certification of Principal Accounting Officer (see page 84 of this Form 10-K)				X

*	Indicates management contract or compensatory plan or arrangement.