Form 10-Q
period 2002-09-29
EXTREME NETWORKS INC
filed 2002-11-12
CIK 1078271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 29, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at October 24, 2002 was 115,191,464

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2002	June 30, 2002
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$84,109	$71,830
Short-term investments	139,025	164,667
Accounts receivable, net	39,755	51,344
Inventories, net	34,198	24,627
Deferred taxes	42,890	42,882
Prepaid expenses and other current assets	10,835	13,126

Total current assets	350,812	368,476
Property and equipment, net	97,907	99,551
Marketable securities	185,593	163,560
Goodwill	1,021	1,021
Deferred taxes	92,875	90,617
Other assets	12,252	12,526

TOTAL ASSETS	$740,460	$735,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,951	$29,215
Accrued compensation and benefits	13,050	12,082
Restructuring liabilities	21,741	23,421
Accrued purchase commitments	5,008	8,063
Accrued warranty	12,104	9,055
Deferred revenue	45,187	40,772
Other accrued liabilities	18,239	23,913

Total current liabilities	151,280	146,521
Long-term deposit	272	272
Convertible subordinated notes	200,000	200,000
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock and capital in excess of par value	655,489	653,547
Deferred stock compensation	(8,166)	(10,167)
Accumulated other comprehensive income	2,589	1,851
Accumulated deficit	(261,004)	(256,273)

Total stockholders’ equity	388,908	388,958

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$740,460	$735,751

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2002	2001
Net revenue	$100,569	$108,289
Cost and expenses:
Cost of revenue	51,499	83,312
Sales, marketing and service	33,253	36,985
Research and development	14,509	16,411
General and administrative	6,935	8,113
Amortization of deferred stock compensation	2,001	2,873
Amortization of goodwill	—	10,646
Amortization of purchased intangible assets	—	1,207

Total costs and expenses	108,197	159,547

Operating loss	(7,628)	(51,258)
Loss on investments	—	(6,000)
Other income, net	880	2,422

Loss before income taxes	(6,748)	(54,836)
Benefit for income taxes	(2,017)	(18,828)

Net loss	$(4,731)	$(36,008)

Net loss per share—basic and diluted	$(0.04)	$(0.32)

Shares used in per share calculation—basic and diluted	114,420	111,953

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(4,731)	$(36,008)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,652	7,747
Amortization of goodwill	—	10,646
Amortization of purchased intangible assets	—	1,207
Provision for doubtful accounts	—	2,700
Provision for inventory	—	5,000
Deferred income taxes	(2,266)	(19,857)
Amortization of deferred stock compensation	2,001	2,873
Write-down of investments	—	6,000
Compensation expense for options granted to consultants	—	210
Changes in operating assets and liabilities:
Accounts receivable	11,589	8,434
Inventories	(9,571)	3,945
Prepaid expenses and other current and noncurrent assets	2,565	1,604
Accounts payable	6,736	14,340
Accrued compensation and benefits	968	(1,783)
Restructuring liabilities	(1,680)	—
Accrued purchase commitments	(3,055)	(426)
Accrued warranty	3,049	3,236
Deferred revenue	4,415	5,323
Other accrued liabilities	(5,674)	2,461

Net cash provided by operating activities	12,998	17,652

Cash flows from investing activities:
Capital expenditures	(7,008)	(8,462)
Purchases and maturities of investments, net	4,347	22,558

Net cash (used in) provided by investing activities	(2,661)	14,096

Cash flows from financing activities:
Proceeds from issuance of common stock	1,942	3,864

Net cash provided by financing activities	1,942	3,864

Net increase in cash and cash equivalents	12,279	35,612
Cash and cash equivalents at beginning of period	71,830	87,722

Cash and cash equivalents at end of period	$84,109	$123,334

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    DESCRIPTION OF BUSINESS

Extreme Networks, Inc. (“Extreme Networks” or the “Company) is a leading provider of network infrastructure equipment. Extreme Networks markets its products primarily to business, governmental and educational customers with a focus on large corporate enterprises and metropolitan service providers. Extreme Networks was incorporated in California in 1996 and reincorporated in Delaware in 1999.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Extreme Networks’ fiscal year is a 52/53-week fiscal accounting year that closes on the Sunday closest to June 30th every year. Fiscal 2003 and 2002 are 52-week fiscal years. The September 30, 2002 quarter closed on September 29, 2002 and comprised 13 weeks of revenue and expense activity. All references herein to “fiscal 2003” or “2003” represent the year ending June 29, 2003.

Basis of Presentation

The unaudited condensed consolidated financial statements of Extreme Networks have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at June 30, 2002 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with Extreme Networks’ audited consolidated financial statements and notes thereto included in Extreme Networks’ Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

The unaudited financial statements reflect all adjustments that are, in the opinion of management, consisting only of normal recurring accruals necessary to a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at September 30, 2002. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for future quarters or the fiscal year ending June 30, 2003.

Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2003 presentation. Such reclassifications have not impacted previously reported revenues, operating income (loss) or net income (loss).

Principles of Consolidation

The consolidated financial statements include the accounts of Extreme Networks and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Investments in which management intends to maintain more than a temporary 20% to 50% interest, or otherwise has the ability to exercise significant influence, are accounted for under the equity method. Investments in which Extreme Networks owns less than a 20% interest and does not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value.

Assets and liabilities of foreign operations are translated to United States dollars at current rates of exchange, and revenues and expenses are translated using weighted-average rates. Foreign currency transaction gains and losses during the interim periods reported have not been significant. Gains and losses from foreign currency translation are included as a separate component of other comprehensive income (loss).

Cash Equivalents, Short-Term Investments and Marketable Securities

Highly liquid investment securities with insignificant interest rate risk and with original maturities of three months or less at date of purchase are classified as cash equivalents. Investment securities with original maturities greater than three months and remaining maturities of less than one year are classified as short-term investments. Investment securities with remaining maturities greater than one year are classified as marketable securities. Extreme Networks’ investments are comprised solely of U.S., state and municipal government obligations and corporate securities.

To date, all marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses, when material, reported net-of-tax as a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in other income, net. The cost of securities sold is based on specific identification. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends.

Extreme Networks has certain other minority investments in privately held companies. These investments are included in other assets on the balance sheet and are carried at cost. Extreme Networks monitors these investments for other than temporary impairment and makes appropriate reductions in carrying values when necessary. Extreme Networks did not record any write-downs of its privately held investments for the three months ended September 30, 2002. Extreme Networks recorded write-downs of $6.0 million related to impairments of its privately held investments for the three months ended September 30, 2001. Investments in privately held companies with a carrying value of $0.2 million remained as of September 30, 2002.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market (on a first-in, first-out basis). Inventories consist of (in thousands):

	September 30, 2002	June 30, 2002
Raw materials	$2,762	$3,052
Finished goods	31,436	21,575

Total	$34,198	$24,627

Fair Value of Financial Instruments

The carrying amounts of certain of Extreme Networks financial instruments, including cash and cash equivalents, approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments. The fair value of the convertible subordinated notes due 2006 is estimated using quoted market prices.

Concentration of Credit Risk and Significant Customers

Extreme Networks may be subject to concentration of credit risk as a result of certain financial instruments consisting principally of marketable investments and accounts receivable. Extreme Networks has placed its investments with high-credit quality issuers. Extreme Networks will not invest an amount exceeding 10% of the corporation’s combined cash, cash equivalents, short-term investments and marketable securities in the securities of any one obligor or maker, except for obligations of the United States government, obligations of United States government agencies and money market accounts. Extreme Networks performs ongoing credit evaluations of its customers and does not require collateral in exchange for credit. Extreme Networks endeavors to keep pace with the networking industry by adopting credit policies and standards in view of assessable risks.

In regard to customer concentration, one distributor of Extreme Networks’ products and one end-user customer accounted for 15% and 11% of Extreme Networks’ net revenue, respectively, for the three months ended September 30, 2002. One distributor of Extreme Networks’ products and one end-user customer accounted for 18% and 11% of Extreme Networks’ net revenue, respectively, for the three months ended September 30, 2001.

Revenue Recognition

Extreme Networks derives the majority of its revenue from sales of its stackable and chassis-based networking equipment, with the remaining revenue generated from service fees relating to the maintenance and installation of, and training on, its products. Extreme Networks’ revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Extreme Networks generally recognizes product revenue from end-user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. When significant obligations or contingencies remain after products are delivered, such as installation or customer acceptance, revenue and related costs are deferred until such obligations or contingencies are satisfied. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which is typically 12 months. When Extreme Networks provides a combination of products and services to customers, revenue is allocated based on the relative fair values.

Extreme Networks makes certain sales to partners in two-tier distribution channels. The first tier consists of a limited number of independent distributors that sell primarily to resellers and, on occasion, to end-user customers. Under specified conditions, Extreme Networks grants the right to these distributors to return a portion of unsold inventory to it for the purpose of stock rotation. Therefore, Extreme Networks defers the recognition of revenue on sales to distributors until the distributors sell the product, as evidenced by a monthly sales-out report that the distributors provide to Extreme Networks. The second tier of the distribution channel consists of a large number of third-party resellers that sell directly to end-users and are not granted return privileges, except for defective products.

Warranty Reserves

Extreme Networks’ hardware warranty period is typically 12 months from the date of shipment to end users and 14 months from the date of shipment to channel partners, which include resellers and distributors. Upon shipment of products to its customers, including both end users and channel partners, Extreme Networks estimates expenses for the cost to repair or replace products that may be returned under warranty and accrues the amount as revenue is recognized. The determination of warranty requirements is based on actual historical experience with the product or product family, the frequency of new product introductions and product upgrades anticipated during the period, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. Extreme Networks adjusts these accruals at each balance sheet date in accordance with changes in these factors.

Disclosure about Segments of an Enterprise and Geographic Areas

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker with respect to the allocation of resources and performance.

Extreme Networks operates in one segment, the development and marketing of network infrastructure equipment. Extreme Networks conducts business globally and is managed geographically. Revenue is attributed to a geographical area based on the location of the customers. Extreme Networks does not allocate cost of revenue, research and development, sales, marketing and service, or general and administrative expenses to its geographic areas or measure the performance of geographic areas based on allocation of these costs and expenses. Management does not believe that allocating these expenses is significant in evaluating Extreme Networks performance on a geographic basis.

Information regarding geographic areas is as follows (in thousands):

	Three Months Ended September 30,
	2002	2001
Net revenue:
United States	$40,864	$32,610
Europe, Middle East and Africa (“EMEA”)	20,667	24,589
Japan	28,006	37,062
Other	11,032	14,028

	$100,569	$108,289

As of September 30, 2002, substantially all of Extreme Networks’ assets were attributable to its operations conducted in the United States.

Goodwill and Purchased Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Extreme Networks adopted this statement beginning July 1, 2002. In accordance with SFAS 142, Extreme Networks ceased amortizing goodwill as of July 1, 2002. Goodwill at July 1, 2002 was $1.0 million.

The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had the standard been in effect for fiscal 2002, fiscal 2001, fiscal 2000 and for the three months ended September 30, 2001 (in thousands, except per-share amounts):

	Year Ended June 30,			Three Months Ended September 30,
	2002	2001	2000	2002	2001
Net income (loss)—as reported	$(183,962)	$(68,883)	$20,048	$(4,731)	$(36,008)
Adjustments:
Amortization of goodwill	33,546	28,862	5,593	—	10,646
Income tax effect	(11,741)	(10,102)	(1,958)	—	(3,726)

Net adjustments	21,805	18,760	3,635	—	6,920

Net income (loss)—adjusted	$(162,157)	$(50,123)	$23,683	$(4,731)	$(29,088)

Basic net income (loss) per share—as reported	$(1.63)	$(0.64)	$0.20	$(0.04)	$(0.32)

Diluted net income (loss) per share—as reported	$(1.63)	$(0.64)	$0.18	$(0.04)	$(0.32)

Basic net income (loss) per share—adjusted	$(1.44)	$(0.46)	$0.24	$(0.04)	$(0.26)

Basic net income (loss) per share—adjusted	$(1.44)	$(0.46)	$0.21	$(0.04)	$(0.26)

Extreme Networks is required to perform a goodwill impairment test on an annual basis and between annual tests in certain circumstances. No impairment of goodwill was recognized as of September 30, 2002. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Income Taxes

Income tax expense (benefit) is based on pre-tax financial accounting income (loss). Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Computation of Net Income (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options, warrants, convertible subordinated notes and convertible securities. Dilutive earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings (loss) per share calculation plus the dilutive effect of options, warrants, convertible subordinated notes and convertible securities. Diluted net loss per share was the same as basic net loss per share for the three months ended September 30, 2002 and 2001 because Extreme Networks had net losses for those periods. If Extreme Networks had been profitable during these periods, diluted earnings per share would have been reduced by the calculated effect of outstanding stock options of 2,328,000 and 4,701,000 for the three months ended September 30, 2002 and 2001, respectively, and warrants of 3,000,000 for the three months ended September 30, 2001. The computation of diluted net loss per share for the three months ended September 30, 2002 also excludes the impact of the conversion of convertible subordinated notes due in December 2006, which were convertible into 5.6 million shares of common stock as of September 30, 2002, as such impact would be antidilutive for this period.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,
	2002	2001
Net loss	$(4,731)	$(36,008)

Weighted-average shares of common stock outstanding	115,247	113,714
Less: Weighted-average shares subject to repurchase	(827)	(1,761)

Weighted-average shares used in per share calculation—basic	114,420	111,953
Incremental shares from outstanding stock options using the treasury stock method	—	—

Weighted-average shares used in per share calculation—diluted	114,420	111,953

Net loss per share—basic and diluted	$(0.04)	$(0.32)

Derivatives

Extreme Networks uses derivative financial instruments to manage exposures to foreign currency. Extreme Networks’ objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. Extreme Networks does not enter into foreign exchange forward contracts for speculative or trading purposes. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a fair value hedge, the gain or loss is recognized in other expense in the period of change together with the offsetting gain or loss on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and is subsequently reclassified into other expense upon occurrence of the forecasted transaction. The ineffective portion of the gain or loss is reported in other expense immediately.

Foreign Currency Hedging

Extreme Networks’ exposure to foreign exchange rate fluctuations arises in part from intercompany accounts between the parent company in the United States and its foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. Extreme Networks is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States dollars for consolidation purposes. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact overall financial results.

Extreme Networks has a program to reduce the effect of foreign exchange transaction gains and losses from recorded foreign currency-denominated assets and liabilities. This program involves the use of foreign exchange forward contracts in Japanese Yen, the Euro, the Swedish Krona and the British Pound. A foreign exchange forward contract obligates Extreme Networks to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent United States dollar payment equal to the value of such exchange. Under this program, increases or decreases in Extreme Networks’ foreign currency transactions are substantially offset by gains and losses on the forward contracts, so as to mitigate the possibility of significant foreign currency transaction gains and losses.

Extreme Networks enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS 133. At September 30, 2002, these exposures amounted to $1.1 million and were partially offset by foreign currency forward contracts with a notional principal amount of $1.1 million (fair value of approximately $68,000). These contracts were traded in the last fiscal month of the quarter and have a final maturity of less than 45 days.

Extreme Networks also uses foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS 133. At September 30, 2002, these exposures amounted to $6.3 million and were partially offset by forward foreign currency contracts with a notional principal amount of $6.3 million (fair value of approximately $1,400). These contracts were traded in the last week of the quarter and have a final maturity of less than 60 days.

Typically, changes in the fair value of foreign exchange forward contracts are offset largely by changes upon remeasurement of the underlying assets and liabilities. These contracts have original maturities ranging from one to three months. Extreme Networks does not enter into foreign exchange forward contracts for speculative or trading purposes.

Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but are not limited to, accounting for the allowance for doubtful accounts, inventory valuation, depreciation and amortization, impairment of purchased intangible assets and minority investments, sales returns, warranty accruals and income taxes. Actual results could differ materially from these estimates.

Recently Issued Accounting Standards

Impairment of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (“SFAS 121”). Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The statement also supersedes certain provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period or periods in which the losses are incurred rather than as of the measurement date, as previously required. Extreme Networks adopted SFAS 144 on July 1, 2002. The adoption of SFAS 144 did not have a material impact on Extreme Networks’ consolidated financial position, results of operations or cash flows for the three months ended September 30, 2002.

SFAS 144 requires that long-lived assets be tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Factors that could trigger an impairment review include significant under-performance relative to the expected historical or projected future operating results, significant changes in the manner of use of the assets, significant negative industry or economic trends and significant changes in Extreme Networks’ market capitalization relative to net book value. In the event of one or more of the above indicators of impairment, Extreme Networks will test such assets for a potential impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cash flows are less than the asset’s carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to dispose of the affected assets.

Exit or Disposal Activities

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS addresses costs associated with restructuring activities that are currently accounted for under Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also covers termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement, costs related to terminating a contract that is not a capital lease and costs to consolidate facilities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Extreme Networks does not expect the adoption of SFAS 146 to have a material impact on its operating results or financial position.

Consideration Granted to Vendors

In November 2001, the EITF reached a consensus on EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-09”), which addresses the accounting for consideration given by a vendor to a customer. Extreme Networks has evaluated the impact of EITF 01-09 and believes its adoption will not have a material impact on its financial position or results of operations. Extreme Networks adopted EITF 01-09 during fiscal 2002.

Reimbursable Out-of-Pocket Expenses

On January 1, 2002, Extreme Networks adopted the consensus of EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred (“EITF 01-14”). EITF 01-14 requires that reimbursements received for out-of-pocket expenses be reflected as revenues and prior period financial statements be reclassified to conform to the current period presentation. Prior to the adoption of EITF 01-14, reimbursable out-of-pocket expenses were reflected as a reduction to “Cost of Revenue.” The impact upon revenue and cost of revenue in the three months ended September 30, 2002 was not material. EITF 01-14 will have no impact on Extreme Networks’ gross margin or net income (loss), but will increase its net revenue and cost of revenue.

3.    BUSINESS COMBINATIONS AND INVESTMENTS

During fiscal 2001, Extreme Networks acquired two privately held companies in which it previously held minority interests: Optranet, Inc. (“Optranet”), a developer of broadband access equipment, and Webstacks, Inc. (“Webstacks”), a developer of content switching equipment. A related party of Extreme Networks was a significant investor in Optranet at the time of Extreme Networks’ initial investment and the subsequent acquisition. In addition, a related party of Extreme Networks was a significant investor in Webstacks at the time of Extreme Networks’ initial investment and the subsequent acquisition. In connection with these acquisitions, Extreme Networks acquired all of the outstanding stock and assumed all of the outstanding stock options of the respective acquirees. Both acquisitions were accounted for as purchase business combinations.

Extreme Networks recognized deferred stock-based compensation associated with unvested stock options issued to employees that were assumed in conjunction with the acquisition of Optranet and Webstacks. This amount is included as a component of stockholders’ equity and is being amortized ratably by charges to operations over the vesting period of the options. The amortization of stock-based compensation associated with the acquisition of Optranet was $1.8 million and $2.6 million, respectively, for the three months ended September 30, 2002 and 2001, and amortization of stock-based compensation associated with the acquisition of Webstacks was $0.2 million and $0.3 million, respectively, for the three months ended September 30, 2002 and 2001. The amortization of stock-based compensation relates to options awarded to employees in research and development.

During the third quarter of fiscal 2002, Extreme Networks determined that there was an other than temporary impairment of some of the goodwill and purchased intangible assets related to these acquisitions. See Note 8.

4.    COMMITMENTS AND CONTINGENCIES

Line of Credit

Extreme Networks has entered into a revolving line of credit for $10.0 million with a major lending institution. Borrowings under this line of credit bear interest at the bank’s prime rate. As of September 30, 2002, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of September 30, 2002, Extreme Networks had letters of credit totaling $1.7 million. The line of credit requires Extreme Networks to maintain specified financial covenants related to tangible net worth and liquidity with which Extreme Networks was in compliance as of September 30, 2002. The line of credit expires on November 30, 2002.

Leases

In June 2000, Extreme Networks entered into two operating lease agreements for approximately 16 acres of land and the accompanying 275,000 square feet of buildings to house its primary facility in Santa Clara, California (the “Property”). The two lease agreements provided Extreme Networks with the option to purchase the Property at any time during the lease term and required the purchase at the end of the lease term. In April 2002, Extreme Networks exercised the option to purchase the Property and title to the Property was transferred to it in May 2002. Extreme Networks was obligated to pay a total of $80.0 million for the Property. As part of the original lease transactions, $80.0 million of Extreme Networks’ investment securities served as collateral for specified obligations under the lease agreements. Extreme Networks transferred the $80.0 million of investment securities held as security for the lease obligations to the lessor as payment for the Property.

At the time of exercise of the option to purchase the Property, the appraised value of the land and buildings was $38.0 million. Extreme Networks recognized a charge, net of a $3.0 million improvement allowance, of $39.0 million in the third quarter of fiscal 2002. The land and buildings are included on Extreme Networks’ consolidated balance sheet as of September 30, 2002 and June 30, 2002.

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

On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased Extreme Networks’ common stock from April 8, 1999 through December

6, 2000. It names as defendants Extreme Networks; six of the its present and former officers; and several investment banking firms that served as underwriters of Extreme Networks’ initial public offering and October 1999 secondary offering. Subsequently, plaintiffs and one of the individual defendants stipulated to a dismissal of that defendant without prejudice. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The Securities Act of 1933 allegations against Extreme Networks and its officers are made as to the secondary offering only. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

Extreme Networks is aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. On July 15, 2002, Extreme Networks (and the other issuer defendants) filed a motion to dismiss. That motion was heard on November 1, 2002. Extreme Networks cannot assure you that it will prevail in the lawsuit. Failure to prevail could have a material adverse effect on its consolidated financial position, results of operations and cash flows in the future.

On March 14, 2001, Nortel Networks, Inc. and Nortel Networks Limited (collectively, “Nortel”) filed suit against Extreme Networks in the United States District Court for the District of Massachusetts, Civil Action No. 01-10443EFH (the “Case”). The complaint alleged willful infringement of U.S. Patent Nos. 5,790,554; 5,490,252; 5,408,469; 5,398,245; 5,159,595 and 4,736,363, and sought, among other findings, a judgment against Extreme Networks for infringement of the six patents, which allegations Extreme Networks vigorously opposed. Following limited pre-trial discovery and negotiation, Extreme Networks and Nortel agreed on September 17, 2002 to a settlement of all claims. As part of the settlement, the parties agreed to a prospective five-year cross-license with respect to the patents covering technologies that were at issue in the Case. The Case was dismissed with prejudice on September 20, 2002.

Extreme Networks is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on Extreme Networks’ consolidated financial position, results of operations or cash flows.

5.    INCOME TAXES

Extreme Networks has recorded a tax benefit of $2.0 million for the three months ended September 30, 2002. The benefit for the three months ended September 30, 2002 reflects an effective tax rate of 30%, which differs from the statutory rate primarily due to the impact of research and experimentation credits and the tax impact of foreign operations.

6.    COMPREHENSIVE INCOME (LOSS)

The following are the components of accumulated other comprehensive income, net of tax (in thousands):

	September 30, 2002	June 30, 2002
Unrealized gain on investments	$2,472	$1,801
Change in fair value of derivatives	1	(113)
Foreign currency translation adjustments	116	163

Accumulated other comprehensive income	$2,589	$1,851

The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended September 30,
	2002	2001
Net loss	$(4,731)	$(36,008)
Other comprehensive income (loss):
Change in unrealized gain on investments, net	671	757
Change in unrealized gain (loss) on derivatives	114	(1)
Change in accumulated translation adjustments	(47)	93

Comprehensive loss	$(3,993)	$(35,159)

7.    RESTRUCTURING AND SPECIAL CHARGES AND PROVISION FOR INVENTORY

Restructuring and Special Charges

During the third quarter of fiscal 2002, Extreme Networks implemented a restructuring plan to lower its overall cost structure. Restructuring and special charges of $73.6 million were as follows (in thousands):

	Charges	Cash payments	Write-offs	Restructuring liabilities at September 30, 2002
Purchase of leased properties	$39,000	$(39,000)	$—	$—
Excess facilities	25,432	(3,691)	—	21,741
Asset impairments	9,138	—	(9,138)	—

Total	$73,570	$(42,691)	$(9,138)	$21,741

A $39.0 million charge was taken in the third quarter of fiscal 2002 related to two leases Extreme Networks entered into in June 2000, as described in Note 4 under the heading “Leases.” The appraised value of the Property was $38.0 million. Extreme Networks recognized a charge, net of a $3.0 million improvement allowance, of $39.0 million. Extreme Networks exercised the option to purchase the leased properties on May 7, 2002 for an aggregate of $80.0 million. Extreme Networks transferred the $80.0 million of investment securities held as security for the lease obligations to the lessor as payment for the Property.

Excess facilities charges for fiscal 2002 were $25.4 million. These costs are the result of Extreme Networks’ decision to permanently reduce occupancy or vacate certain domestic and international facilities. The estimated facilities costs are based on current comparable rates for leases in the respective markets or estimated termination fees. The actual cost could differ from this estimate, and additional facilities charges could be incurred, if Extreme Networks is unsuccessful in negotiating affordable termination fees on certain facilities, if facility operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities, or if other estimates and assumptions change. Extreme Networks anticipates that it will continue to make cash outlays to meet lease obligations for these facilities through 2011, unless estimates and assumptions change or Extreme Networks is able to negotiate to terminate the leases prior to 2011.

Asset impairments were $9.1 million for fiscal 2002. This charge represented the unamortized amount of the assets at the date a decision was made to discontinue use and these assets were not utilized subsequently and were not held for sale but were scrapped or abandoned.

Provision for Inventory

As a result of the rapid change in the market for networking products, Extreme Networks recorded $7.6 million and $39.2 million in charges for excess and obsolete inventory and non-cancelable purchase commitments in fiscal 2002 and 2001, respectively. The following is a summary of these charges and their disposition from the third quarter of fiscal 2001 to September 30, 2002 (in thousands):

	Inventory Allowance	Inventory Benefit Realized
Initial additional excess inventory charge third quarter of fiscal 2001	$39,205	$—
Additional excess inventory charge first quarter of fiscal 2002	5,000	—

	44,205

Usage:
Inventory scrapped	(14,746)	—
Sale of inventory	(5,154)	4,776
Inventory utilized	(893)	—
Settlement of purchase commitments	(14,162)	—

	(34,955)	$4,776

Remaining balance as of September 30, 2002	$9,250

8.    IMPAIRMENT OF ACQUIRED INTANGIBLE ASSETS

In the third quarter of fiscal 2002, Extreme Networks recorded in operating expenses asset impairment charges totaling $89.8 million against certain acquired intangible assets and goodwill. The acquired intangible assets and goodwill that were impaired originated primarily from the acquisitions of Optranet in January 2001 and Webstacks in March 2001.

Optranet’s products were originally targeted at the building local exchange carrier (“BLEC”) and multi-tenant unit (“MTU”) markets. It was believed that, by incorporating Optranet’s technology into Extreme Networks’ Alpine product family, Extreme Networks would be able to expand its presence in customer networks and give metropolitan service providers an advanced Ethernet service-provisioning platform for Ethernet access over several transport systems. Extreme Networks believed it would be able to exploit the synergies and growth opportunities of Optranet’s in-process products due to their complementary nature to its strategy and compatibility with its products. However, following the acquisition date, demand for Optranet’s products fell sharply as the majority of Optranet’s targeted customers either entered into bankruptcy or dissolved. Based on industry analysis, the BLEC and MTU markets are not expected to recover in the next few years, and in the event that a recovery eventually occurs, BLEC and MTU service providers will likely require different solutions. As of the impairment valuation date of March 31, 2002, the Optranet products were repositioned to address the remote and branch office access needs of enterprise customers. However, this secondary market has also slowed due to decreased information technology spending and has largely been addressed by competing products based on legacy technologies.

Webstacks’ products were originally targeted at the e-business and hosting facility markets. Extreme Networks acquired Webstacks in an effort to expand Extreme Networks’ IP services to provide robust Layer 4 ~ Layer 7 switching solutions required for building high-performance content aware networks. Extreme Networks believed it would be able to exploit the growth opportunities of Webstacks’ products by complementing its Layer 3 product focus with high-end Layer 4 ~ Layer 7 networking devices. However, demand for higher-cost Layer 4 ~ Layer 7 switches in these markets did not materialize, largely due to worsening economic conditions. E-business customers continued to rely on slower speed networking devices and host facilities have not yet grown to a scale that necessitates data transfer at gigabit speeds. As of the impairment valuation date of March 31, 2002, the Webstacks products were repositioned to address enterprise data center needs, including security products. Although this market has slowed since the acquisition date, based on industry analysis, Extreme Networks believes there continues to be potential for moderate growth in this market.

Based on the foregoing impairment factors, Extreme Networks worked with valuation experts to perform asset impairment tests at the lowest operational level that had separately identifiable cash flows related to the Webstacks and Optranet intangible assets and goodwill. The tests were performed by comparing the expected undiscounted cash flows over 57-month periods for each of Webstacks and Optranet to the carrying amount of the long-lived assets resulting from the acquisitions. Extreme Networks found that the sum of the undiscounted cash flows attributable to the Webstacks and Optranet intangible assets and goodwill was less than their carrying value and thus it needed to record an impairment loss. The impairment loss was measured as the amount by which the carrying values of such assets exceeded their fair value. The fair value was calculated based on analyses of the discounted future cash flows for each of Webstacks and Optranet. In performing these analyses, Extreme Networks used the best information available under the circumstances, including reasonable and supportable assumptions and projections of future operating results. The discount rates used in the analyses were 20% for each of Webstacks and Optranet, which were based on historical risk premiums that investors required for companies of Extreme Networks’ size, industry and capital structure and included risk factors specific to the sectors in which the two companies operated. These amounts are based on management’s best estimate of future results. As a result of this analysis, Extreme Networks recorded a charge to reduce goodwill and purchased intangible assets by $89.8 million in the third quarter of fiscal 2002. A total of $1.0 million of carrying value of goodwill remained as of June 30, 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations regarding results of operations, product demand and revenue, cash flows, product gross margins, our expectations to continue to develop new products and enhance existing products, our expectations regarding the amount of research and development expenses, our expectations relating to selling, general and administrative expenses, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expectations concerning the availability of products from suppliers and contract manufacturers, anticipated product costs and sales prices, our expected effective income tax rate, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding the rationalization of our workforce and facilities, and our expectations regarding materials and inventory management. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the section entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-Q and other filings we have made with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements included in our Form 10-K for the year ended June 30, 2002. The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We base our estimates and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the critical accounting policies stated below, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive the majority of our revenue from sales of our stackable and chassis-based networking equipment, with the remaining revenue generated from service fees relating to the maintenance and installation of, and training on, our products. Our revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. We generally recognize product revenue from our end-user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. When significant obligations or contingencies remain after products are delivered, such as installation or customer acceptance, revenue and related costs are deferred until such obligations or contingencies are satisfied. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which is typically 12 months. When we provide a combination of products and services to customers, revenue is allocated based on relative fair values.

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

We provide an allowance for sales returns based on our historical returns; analysis of credit memo data and our return policies. The allowance is netted against net revenue in the accompanying consolidated statements of operations. If the historical data used by us to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates would have to be modified, thus resulting in an impact to net revenue.

Inventories

The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements, product lifecycle and product development plans and quality issues. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at net realizable value. In recent quarters, demand for our products has been adversely affected by the downturn in the global economy and reduced telecommunications and infrastructure capital spending, particularly in the United States. Although we make every effort to ensure the accuracy of our forecasts of product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and we determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our operating margin in that period will be unusually favorable.

Warranty Reserves

Networking products can contain undetected software or hardware errors when new products or new versions or updates of existing products are released to the marketplace. We have experienced such errors in connection with products and product upgrades. Our hardware warranty period is typically 12 months from the date of shipment to end users and 14 months from the date of shipment to channel partners, which include resellers and distributors. Upon shipment of products to our customers, including both end users and channel partners, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue the amount as revenue is recognized. Our determination of our warranty requirements is based on our actual historical experience with the product or product family, the frequency of new product introductions and product upgrades anticipated during the period, estimates of repair and replacement costs, and any product warranty problems that are identified after shipment. We adjust these accruals at each balance sheet date in accordance with changes in these factors. While we believe that our warranty accrual is adequate and that the judgment applied in calculating this accrual is appropriate, the assumptions used are based on estimates and estimated amounts could differ materially from our actual warranty expenses in the future.

Allowance for Doubtful Accounts

We continually monitor and evaluate the collectibility of our trade receivables based on a combination of factors. We record specific allowances for bad debts in general and administrative expense when we become aware of a specific customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends in the length of time the receivables are past due and historical collection experience. We mitigate some collection risk by requiring most of our customers in the Asia-Pacific region, excluding Japan, to pay cash in advance or secure letters of credit when placing an order with us. During the year ended June 30, 2002, we increased our allowance for doubtful accounts, reflecting the adverse economic conditions affecting our customer base. While we believe that our current allowance for doubtful accounts receivable is appropriate, a change in the financial condition of specific customers may result in further adjustment to our estimates of the recoverability of receivables.

Deferred Tax Asset Valuation Allowance

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not believed to be likely, a valuation allowance is established. For fiscal 2002 and 2001, we did not record a valuation allowance to reduce our deferred tax assets because we believed the amount was more likely than not to be realized. In the event that we are unable to realize some or all of the deferred tax assets in the future, an adjustment to the deferred tax assets will be charged to income in the period such determination is made.

Purchase Commitments

We currently have arrangements with three contract manufacturers for the manufacture of our products. Our arrangements allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by us. We are obligated to the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with the forecast, unless we give notice of order cancellation outside of applicable component lead-times. As of September 30, 2002, we were committed to purchase approximately $1.0 million of such inventory over the next four months. If actual demand for our products is below these projections, we may have excess inventory as a result of our purchase commitments of long lead-time components with our contract manufacturers. As a consequence, we may then need to record a charge to cost of revenue to reflect the impact of such excess purchase commitments.

Valuation of Long-Lived Assets

We assess the carrying value of long-lived assets, which includes property and equipment, goodwill and intangible assets and deferred taxes, whenever events or changes in circumstances indicate that the carrying value of these long-lived assets may not be recoverable. Factors we consider important which could trigger an impairment review include significant under-performance relative to the expected historical or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends and significant changes in Extreme Networks’ market capitalization relative to net book value. In the event of one or more of the above indicators of impairment, we would test such assets for a potential impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cash flows are less than the asset’s carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to dispose of the affected assets.

Legal Contingencies

We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals, if any, are based only on the most current and dependable information available at any given time. As additional information becomes available, we may reassess the potential liability from pending claims and litigation and the probability of claims being successfully asserted against us. As a result, we may revise our estimates related to these pending claims and litigation. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations, financial position and cash flows in the future. For further detail, see Note 4 of Notes to Condensed Consolidated Financial Statements for a description of legal proceedings.

Results of Operations

Net revenue.    Net revenue decreased from $108.3 million for the three months ended September 30, 2001 to $100.6 million for the three months ended September 30, 2002, a decrease of $7.7 million. This decrease resulted from unfavorable global economic conditions and reduced levels of information technology-related capital spending compared with a year ago. Net service revenue was $9.3 million for the three months ended September 30, 2002 and $5.3 million for the three months ended September 30, 2001.

For the three months ended September 30, 2002 and September 30, 2001, sales to customers outside of the United States accounted for approximately 59% and 70% of our net revenue, respectively. Sales in the United States for the three months ended September 30, 2001 were adversely affected as a result of the events of September 11, 2001. We expect that export sales will continue to represent a significant portion of net revenue, although export sales may decline as a percentage of net revenue. All sales transactions are currently denominated in United States dollars.

During fiscal 2002, the United States economy experienced a rapid and increasingly severe downturn. This adversely affected demand for our products and made it increasingly difficult to accurately forecast future production requirements. Our revenue for the first quarter of fiscal 2003 was adversely impacted by the continuing weakness and uncertainty in the economies of the United States and other industrialized countries. While we expect this economic downturn to continue for the remainder of calendar year 2002, we cannot predict the extent, severity or length of this economic downturn in the United States or in the other geographic regions where we currently sell our products. As a result of the revenue decline in the first quarter of fiscal 2003, we are undertaking expense reduction efforts in the second quarter.

We are experiencing some erosion of average selling prices of our products due to a number of factors, including competitive pricing pressures, promotional pricing and rapid technological change. Our revenue is derived primarily from sales of our Summit, BlackDiamond and Alpine product families and fees for services relating to the installation and maintenance of, and training on, our products. The level of sales to any customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. One distributor of our products and one end-user customer accounted for 15% and 11% of our net revenue, respectively, for the three months ended September 30, 2002. One distributor of our products and one end-user customer accounted for 18% and 11% of our net revenue, respectively, for the three months ended September 30, 2001.

Cost of revenue.    Cost of revenue includes costs of raw materials, direct labor, manufacturing overhead and amounts paid to third-party contract manufacturers, and other costs related to warranty and contractual obligations. Net revenue less cost of revenue (gross profit) increased from $25.0 million for the three months ended September 30, 2001 to $49.1 million for the three months ended September 30, 2002, an increase of $24.1 million. Gross margin (gross profit as a percentage of net revenue) increased from 23.1% for the three months ended September 30, 2001 to 48.8% for the three months ended September 30, 2002. These increases in both the gross profit and the gross margin were primarily due to a one-time $31.4 million charge in the three months ended September 30, 2001 related to our outsourced manufacturing activities, including a charge for leased equipment with one contract manufacturer as described below and the stocking of our service depots on a worldwide basis with inventory intended to meet customer support demands under contract. The gross margin in the three months ended September 30, 2002 relative to the three months ended September 30, 2001 was adversely affected by a significant increase in warranty expense. During the three months ended September 30, 2002, we experienced a higher than normal rate of warranty expenses due to problems with various component parts within our products and our election, in some cases, to address these matters by replacing defective products with new products rather than refurbished replacements. We are in the process of implementing operational changes that are designed to reduce these expenses in the future, however, our gross margin will continue to be adversely affected until these new this processes are fully implemented.

Inventory purchases and commitments are based upon our forecast of future sales. To mitigate the component supply constraints that have existed in the past during fiscal 2001, we built inventory levels for certain components with long lead times and entered into long-term commitments with our suppliers for certain components. Due to a sudden and significant decrease in demand for our products that became apparent in the third quarter of fiscal 2001, inventory levels, including non-cancelable purchase commitments, exceeded our requirements based on our forecast of expected demand. The $31.4 million additional excess inventory charge was calculated based on the inventory levels in excess of our forecast of expected demand for each product. Based on our then determined future demand forecast, we did not, and we currently do not, anticipate that the excess inventory subject to these provisions will be used at a later date. Furthermore, we may be required to take additional write-downs in the future related to excess inventory.

Our gross margin is variable and dependent on many factors, some of which are outside of our control. Some of the primary factors affecting gross margin include demand for our products, changes in our pricing policies and those of our competitors, and the mix of products sold. Our gross margin may be adversely affected by increases in material or labor costs, increases in warranty expense, heightened price competition, obsolescence charges and higher inventory balances. In addition, our gross margin may fluctuate due to the mix of distribution channels through which our products are sold, including the effects of our two-tier distribution model. Any significant decline in sales to our resellers, distributors or end-user customers, or the loss of any of our key resellers, distributors or end-user customers could have a material adverse effect on our business, operating results and financial condition. In addition, an increase in distribution channels generally makes it more difficult to forecast the mix of products sold and the timing of orders from our customers. New product introductions may result in excess or obsolete inventories, which may also reduce our gross margin. Furthermore, if we are not able to reduce product or related warranty costs in future quarters, gross margin would continue to be adversely affected.

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

We expect to realize lower per-unit product costs from our contract manufacturers as a result of volume efficiencies if and as production volumes increase. However, we do not know if or when such price reductions will occur. The failure to obtain these price reductions could have a material adverse effect upon our gross margin and operating results.

Sales, marketing and service expenses.    Sales, marketing and service expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support and service functions, as well as trade shows and promotional expenses. Sales and marketing expenses decreased from $37.0 million for the three months ended September 30, 2001 to $33.3 million for the three months ended September 30, 2002, a decrease of $3.7 million. This decrease was primarily due to decreased payroll and related personnel expenses due to reduced headcount in sales and reduced spending for marketing programs and consultant fees. The rate of future spending increases in our sales, marketing and service expenses, if any, will depend on the pace of recovery in the market for networking products.

Research and development expenses.    Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products. Research and development expenses decreased from $16.4 million for the three months ended September 30, 2001 to $14.5 million for the three months ended September 30, 2002, a decrease of $1.9 million. The decrease was primarily due to decreases in prototype costs. We expense all research and development expenses as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and as a result we expect these expenses will continue to be significant in future periods.

General and administrative expenses.    General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses decreased from $8.1 million for the three months ended September 30, 2001 to $6.9 million for the three months ended September 30, 2002, a decrease of $1.2 million. This decrease was primarily due to a $2.7 million charge in the three months ended September 30, 2001 for bad debt expense, partially offset by increases in professional fees and insurance expense in the three months ended September 30, 2002. The rate of future spending increases in our general and administrative expenses, if any, will depend on the pace of recovery in the market for networking products.

Amortization of deferred stock compensation.    Amortization of deferred stock compensation decreased from $2.9 million for the three months ended September 30, 2001 to $2.0 million for the three months ended September 30, 2002, a decrease of $0.9 million. Amortization of deferred stock compensation is attributable to unvested stock options issued to employees that we assumed in conjunction with the acquisitions of Optranet and Webstacks and is being amortized ratably by charges to operations over the vesting period of the options.

Amortization of goodwill and purchased intangible assets.    We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), as of July 1, 2002. SFAS 142 requires that goodwill and certain other intangible assets will no longer be amortized and will instead be tested for impairment at least annually and written down only when impaired. Accordingly, as of July 1, 2002, we stopped amortizing goodwill of $1.0 million. The cessation of amortization reduced amortization of goodwill and amortization of purchased intangible assets by $10.6 million and $1.2 million, respectively, for the three months ended September 30, 2002 as compared with the three months ended September 30, 2001.

Loss on investments.    Loss on investments was $6.0 million for the three months ended September 30, 2001. Extreme Networks monitors its minority equity investments for impairment and makes appropriate reductions in carrying values when necessary. No impairment write-downs were made during the three months ended September 30, 2002.

Other income, net.    Other income, net decreased from $2.4 million for the three months ended September 30, 2001 to $0.9 million for the three months ended September 30, 2002, a decrease of $1.5 million. This decrease was due to increased interest expense on the convertible subordinated notes issued in December 2001 and amortization of costs associated with those notes.

Income taxes.    We recorded a tax benefit of $2.0 million for the three months ended September 30, 2002. The benefit for the three months ended September 30, 2002 results in an effective tax rate of 30%, which differs from the statutory rate primarily due to the impact of research and experimentation credits and the tax impact of foreign operations. SFAS No. 109, Accounting for Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities increased from $400.1 million at June 30, 2002 to $408.7 million at September 30, 2002, an increase of $8.6 million. This increase was primarily due to cash provided by operating activities of $13.0 million and proceeds from issuance of common stock of $1.9 million, partially offset by capital expenditures of $7.0 million.

We generated $13.0 million in cash from operations in the three months ended September 30, 2002 despite a net loss of $4.7 million. The net loss included non-cash charges, offset somewhat by the effect of deferred taxes. Accounts receivable decreased from $51.3 million at June 30, 2002 to $39.8 million at September 30, 2002. Days sales outstanding in receivables decreased to 36 days at September 30, 2002 from 41 days at June 30, 2002. The decreases in accounts receivable and days sales outstanding were primarily due to shipment linearity and improved collections performance. Inventory levels increased from $24.6 million at June 30, 2002 to $34.2 million at September 30, 2002. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence caused by, amount other things, declining demand, rapidly changing technology and customer requirements. Any significant increase in our inventory levels can be expected to reduce cash and cash equivalents, short-term investments and marketable securities.

In June 2000, we entered into two operating lease agreements for approximately 16 acres of land and the accompanying 275,000 square feet of buildings to house our main campus in Santa Clara, California (the “Property”). The two lease agreements provided us with the option to purchase the Property at any time during the lease term and required the purchase at the end of the lease term. In April 2002, we exercised our option to purchase the Property for $80.0 million using our investment securities previously held as collateral to fund the purchase.

We have a revolving line of credit for $10.0 million with Silicon Valley Bank. As of September 30, 2002, there were no outstanding borrowings under this facility. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line of credit. As of September 30, 2002, we had letters of credit totaling $1.7 million. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of September 30, 2002. The line of credit expires on November 30, 2002. It is our intention to renew this line of credit when it expires.

As part of our business relationship with MCMS, Inc., the predecessor-in-interest to Plexus Corp., we entered into a $9.0 million operating equipment lease for manufacturing equipment in September 2000 with a third-party financing company; we, in turn, subleased the equipment to MCMS. The equipment lease with the third-party financing company requires us to maintain specified financial covenants related to profitability and our cash to debt ratio. As of September 30, 2002, we were in default with the covenant regarding profitability. We obtained a waiver for this violation.

In December 2001, we completed a private placement of $200.0 million of convertible subordinated notes. The notes mature on December 1, 2006. Interest is payable semi-annually at 3.5% per annum. The notes are convertible at the option of the holders into our common stock at an initial conversion price of $20.96 per share, subject to adjustment. The notes are redeemable in cash at our option at an initial redemption price of 101.4% of the principal amount on or after December 2004 if not converted to common stock prior to the redemption date. Each holder of the notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of the principal amount plus accrued interest upon a change of control of ownership of Extreme Networks, as defined in the offering circular.

The following summarizes our contractual obligations (including interest expense) at September 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	After Three Years
Contractual Obligations:
Convertible subordinated notes	$231,500	$7,000	$14,000	$210,500
Non-cancelable operating lease obligations	50,901	9,364	17,212	24,325

Total contractual cash obligations	$282,401	$16,364	$31,212	$234,825

We did not have any material commitments for capital expenditures or non-cancelable purchase commitments as of September 30, 2002.

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

Risk Factors

We Have a Limited History of Profitability, We Are Not Currently Profitable and We Cannot Assure You That We Will Return to Profitability in the Future

Fiscal 2000 was the only year in which we have achieved profitability. We reported a loss for fiscal 2002, fiscal 2001 and for the first quarter of fiscal 2003. We anticipate continuing to incur significant sales, marketing and service, product development and general and administrative expenses and, as a result, we will need to rationalize expense levels and increase revenue levels to achieve profitability in future fiscal quarters.

A Number of Factors Could Cause Our Quarterly Financial Results to Be Worse Than Expected, Resulting in a Decline in Our Stock Price

Our failure to control our operating expenses at a level that is consistent with anticipated revenue may cause our financial results to be worse than expected. A high percentage of our expenses are fixed in the short term, so any delay in generating or recognizing revenue could cause our quarterly operating results to fall below the expectations of public market analysts or investors, which could cause the price of our stock to fall.

We may experience a delay in generating or recognizing revenue for a number of reasons. Orders at the beginning of each quarter do not equal expected revenue for that quarter and are generally cancelable at any time. Accordingly, we are dependent upon obtaining orders during a quarter and shipping those orders in the same quarter to achieve our revenue objectives. In the first quarter of fiscal 2003 we did not receive enough product orders during the quarter to meet our revenue expectations for the quarter, and we reported a loss for the quarter. In addition, the timing of product releases and purchase orders, in addition to product availability, often results in a majority of our product shipments being scheduled near the end of a quarter. Failure to ship these products by the end of a quarter may adversely affect our operating results. Our customer agreements generally allow customers to delay scheduled delivery dates or to cancel orders within specified timeframes without significant charges to the customers. Furthermore, some of our customers require that we provide installation or inspection services that may delay the recognition of revenue for both products and services, and some of our customer agreements include acceptance provisions that prevent our ability to recognize revenue upon shipment.

Our quarterly revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including, but not limited to, the following:

•	changes in general and/or specific economic conditions in the networking industry;

•	seasonal fluctuations in demand for our products and services, particularly in Asia-Pacific and Europe;

•	reduced visibility into the implementation cycles for our products and our customers’ spending plans;

•
our ability to accurately forecast demand for our products, which in the case of lower-than-expected sales, may result in excess or obsolete inventory in addition to non-cancelable purchase commitments for component parts;

•	product returns or the cancellation or rescheduling of orders;

•	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

•	announcements and new product introductions by our competitors;

•	our ability to develop and support relationships with enterprise customers, service providers and other potential large customers;

•	our ability to achieve targeted cost reductions;

•	our ability to obtain sufficient supplies of sole- or limited-source components for our products on a timely basis;

•	increases in the prices of the components that we purchase;

•	decreases in the prices of the products that we sell;

•	our ability to achieve and maintain desired production volumes and quality levels for our products;

•	the mix of products sold and the mix of distribution channels through which products are sold;

•	write-downs resulting from other-than-temporary declines in the carrying value of long-lived assets;

•	costs associated with adjustments to the size of our operations;

•	costs relating to possible acquisitions and the integration of technologies or businesses; and

•	the effect of amortization of deferred compensation and purchased intangibles resulting from existing or new transactions.

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

The pricing policies of our competitors impact the overall demand for our products and services. Some of our competitors are capable of operating at significant losses for extended periods of time, increasing pricing pressure on our products and services. If we do not maintain competitive pricing, the demand for our products and services, as well as our market share, may decline, having an adverse effect on our business. From time to time, in responding to competitive pressures, we lower the prices of our products and services. When this happens, if we are unable to reduce our component costs or improve operating efficiencies, our revenues and margins will be adversely affected.

To remain competitive, we believe that we must, among other things, invest significant resources in developing new products, improve our current products and maintain customer satisfaction. Such investment will increase our expenses and affect our profitability. In addition, if we fail to make this investment, we may not be able to compete successfully with our competitors, which could have a material adverse effect on our revenue and future profitability.

If Our Products Contain Undetected Software or Hardware Errors, We Could Incur Significant Unexpected Expenses and Lose Sales

Network products frequently contain undetected software or hardware errors when new products or new versions or updates of existing products are first released to the marketplace. In the past, we have experienced such errors in connection with new products and product upgrades. We recently experienced two component problems which caused us to incur unexpected costs and expenses and take an accrual for anticipated expenses and we have experienced such problems in prior periods. Our fiscal results for 2002 and for at least the first quarter of fiscal 2003 were adversely affected by such expenses. We expect that such errors or component failures will be found from time to time in the future in new or existing products, including in the components we incorporate in our products, after the commencement of commercial shipments. These problems may have a material adverse effect on our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems. Further, if product is not accepted by customers due to defects, and such returns exceed the amount we accrued for defect returns based on our historical experience, our operating results would be adversely affected.

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

We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Grow Our International Sales Depends on Successfully Expanding Our International Operations

International sales constitute a significant portion of our sales. Our ability to grow will depend in part on the continued expansion of international sales. Sales to customers outside of the United States accounted for approximately 59% and 70% of our net revenue, respectively, for the three months ended September 30, 2002 and 2001. Our international sales primarily depend on the success of our resellers and distributors. The failure of our resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

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

We Expect the Average Selling Prices of Our Products to Decrease, Which May Reduce Gross Margin or Revenue

The network equipment industry has traditionally experienced a rapid erosion of average selling prices due to a number of factors, including competitive pricing pressures, promotional pricing and technological progress . In addition, companies have lowered their prices in order to liquidate excess inventory that has accumulated as a result of the current economic slowdown. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, excess inventories, increased sales discounts and new product introductions by us or our competitors, including, for example, competitive products manufactured with low-cost merchant silicon. We may experience substantial decreases in future operating results due to the erosion of our average selling prices. Competitive pressures are expected to increase as a result of the industry slowdown that began in the first half of 2001, coupled with the recent downturn in the broader economy. To maintain our gross margin, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. Our failure to do so would likely cause our revenue and gross margins to decline, which could have a material adverse effect on our operating results and cause the price of our common stock to decline.

Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment

With the current economic slowdown, some of our customers are forecasting that their revenue for the foreseeable future will generally be lower than originally anticipated. Some of these customers are experiencing, or are likely to experience, serious cash flow problems and, as a result, find it increasingly difficult to obtain financing, if at all. If some of these customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment of, the amounts that they owe us. Furthermore, they may not order as many products from us as originally forecast, or cancel orders with us entirely. The inability of some of our potential customers to pay us for our products may adversely affect our cash flow, the timing of our revenue recognition and the amount of revenue, which may cause our stock price to decline.

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

Adjustments to the Size of Our Operations May Require Us to Incur Unanticipated Costs

Prior to the quarter ended March 31, 2001, we experienced rapid growth and expansion that placed, and may in the future place, a significant strain on our resources. Subsequent to that period, we have from time to time incurred unanticipated costs to downsize our operations to a level consistent with downward forecasts in sales. Even if we manage the current period of instability effectively, as well as possible expansion in the future, we may make mistakes in restructuring or operating our business such as inaccurate sales forecasting or incorrect material planning. Any of these mistakes may lead to unanticipated fluctuations in our operating results. We cannot assure you that we will be able to size our operations in accordance with growth or decline of our business in the future.

Delays in the Implementation of New Management Information Systems May Cause a Significant Burden on Our Operations

We are implementing additional management information systems and developing further operating, administrative, financial and accounting systems and controls to improve and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. In addition, we recently completed the transition to a new enterprise resource planning system. We may be unable to operate our control systems in an efficient manner, and our current or planned personnel systems, procedures, and controls may not be adequate to support our future operations. The difficulties associated with designing and implementing these new systems, procedures, and controls may place a significant burden on our management and our internal resources. In addition, as we grow internationally, we will need to expand our worldwide operations and enhance our communications infrastructure. Any delay in the implementation of such new or enhanced systems, procedures or controls, or any disruption in the transition to such new or enhanced systems, procedures or controls, could adversely affect our ability to accurately forecast sales demand, manage our supply chain, and record and report financial and management information on a timely and accurate basis.

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

Most of Our Revenue is Derived From Sales of Three Product Families, So We are Dependent on Widespread Market Acceptance of These Products

During the three months ended September 30, 2002, we derived substantially all of our revenue from sales of our Summit, BlackDiamond and Alpine products and related services. We expect that revenue from these product families will account for a substantial portion of our revenue for the foreseeable future. Accordingly, widespread market acceptance of our product families is vital to our future success. Factors that may affect the sales of our products, some of which are beyond our control, include:

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

We may not be able to achieve widespread market acceptance of our product families, which could reduce our revenue.

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

If a Key Reseller, Distributor, or Other Significant Customer Cancels or Delays a Large Purchase, Our Net Revenue May Decline and the Price of Our Stock May Fall

To date, a limited number of resellers, distributors and other customers have accounted for a significant portion of our revenue. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected. For example, one distributor of our products and one customer accounted for 15% and 11% of our revenue, respectively, for the three months ended September 30, 2002 and one distributor of our products and one customer accounted for 18% and 11% of our revenue, respectively, for the three months ended September 30, 2001. Our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, so a substantial reduction or delay in sales of our products to a significant reseller, distributor or other customer could harm our business, operating results and financial condition. Although our largest customers may differ from period-to-period, we anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a relatively small number of customers, particularly in view of the relatively high per unit sales price of our products and long sales cycles.

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

•
the risk that, if a sales forecast from a specific customer for a particular quarter is not achieved in that quarter, we may be unable to compensate for the shortfall, which could harm our operating results; and

•	the risk that downward pricing pressures could occur during this lengthy sales cycle.

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

We rely on independent contractors to manufacture our products. We do not have long-term contracts with any of these manufacturers. We currently utilize three companies for the manufacture of our products— Flextronics International, Ltd., located in San Jose, California, Solectron Corporation, located in Milpitas, California and Plexus Corp., located in Nampa, Idaho and Penang, Malaysia. We have experienced delays in product shipments from contract manufacturers in the past, which in turn delayed product shipments to our customers. Similar or other problems may arise in the future, such as products of inferior quality, insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results.

We do not know whether we will effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. We intend to transition the manufacture of some of our products from one contract manufacturer to another. We also intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products, or a reduction in the number of our contract manufacturers may cause a delay in our ability to fulfill orders and may have a material adverse effect on our business, operating results and financial condition.

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

Future Changes in Financial Accounting Standards May Cause Adverse Unexpected Revenue Fluctuations and Affect Our Reported Results of Operations

A change in accounting policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Compliance with Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased Extreme Networks’ common stock from April 8, 1999 through December 6, 2000. It names as defendants Extreme Networks; six of the its present and former officers; and several investment banking firms that served as underwriters of Extreme Networks’ initial public offering and October 1999 secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The Securities Act of 1933 allegations against Extreme Networks and its officers are made as to the secondary offering only. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

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

We and Manufacturers of Our Products Rely on a Continuous Supply of Power to Conduct Operations, and an Energy Crisis Could Disrupt Our Business and Increase Our Expenses

California experienced an energy crisis in 2001. The recurrence of an energy crisis could disrupt our operations and increase our expenses. In the event of an acute power shortage, which occurs when power reserves for California fall below 1.5%, electricity providers have on some occasions implemented, and may in the future continue to implement, rolling blackouts.

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

We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales, marketing and service, finance and operations personnel. The market for these personnel is competitive, especially in the San Francisco Bay Area, and we have had difficulty hiring employees, particularly engineers, in the timeframe we desire. In addition, retention has become more difficult for us and other public technology companies as a result of the recent stock market decline, which caused the price of many of our employees’ stock options to be above the current market price of our stock. There can be no assurance that we will be successful in attracting and retaining such personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring desired personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as new product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. We have from time to time received claims like this from other companies and, although to date they have not resulted in material litigation, we do not know whether we will receive additional claims in the future as we seek to hire qualified personnel or that such claims will not result in material litigation. We could incur substantial costs in defending against any such claims, regardless of the merits of such claims.

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

We May Engage in Future Acquisitions that Dilute the Ownership Interests of Our Stockholders, Cause Us to Incur Debt and Assume Contingent Liabilities

As part of our business strategy, we review acquisition and strategic investment prospects that we believe would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or otherwise offer growth opportunities. From time to time we review investments in new businesses and we expect to make investments in, and to acquire, businesses, products, or technologies in the future. In the event of any future acquisitions, we could:

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

We Have Entered into Long-Term Lease Agreements for Several Facilities that are Currently Vacant and May be Difficult to Sublease due to Current Real Estate Market Conditions

We have certain long-term real estate lease commitments carrying future obligations for non-cancelable lease payments net of estimated sublease income. Reductions in our workforce and the restructuring of operations during fiscal year 2002 resulted in the need to consolidate certain of these leased facilities, located primarily in Northern California. We recorded excess facilities charges of $25.4 million during fiscal 2002. For more information, see Note 7 of “Notes to Condensed Consolidated Financial Statements,” above. We intend to sublease certain of these facilities and may obtain sublease income to offset the carrying costs of these facilities. However, based on a recent deterioration of real estate market conditions in connection with a downturn in the economy, we will not be able to sublease these facilities at the times or on the terms we anticipated when we took the excess facilities charge and therefore if the market does not improve, we may incur additional charges in the future. In addition, we may incur additional charges for excess facilities as a result of additional reductions in our workforce or future restructuring of operations. We will continue to be responsible for all carrying costs of these facilities until such time as we can sublease these facilities or terminate the applicable leases based on the contractual terms of the lease agreements, and these costs may have an adverse effect on our business, operating results and financial condition.

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

Provisions in Our Charter Documents and Delaware Law and Our Adoption of a Stockholder Rights Plan May Delay or Prevent Acquisition Of Us, Which Could Decrease the Value of Our Common Stock and, Therefore, the Notes

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Although we believe these provisions of our certificate of incorporation and bylaws and Delaware law and our stockholder rights plan, which is described below, will provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some of our stockholders.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 30, 2002. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in
	Three month or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
Included in cash and cash equivalents	$42,928			$42,928	$42,928
Weighted average interest rate	1.77%
Included in short-term investments	$94,572	$44,453		$139,025	$139,025
Weighted average interest rate	2.37%	4.19%
Included in marketable securities			$185,593	$185,593	$185,593
Weighted average interest rate			3.75%

Exchange Rate Sensitivity

Currently, all of our sales and the majority of our expenses are denominated in United States dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the three months ended September 30, 2002 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant.

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). At September 30, 2002, these exposures amounted to $1.1 million and were partially offset by foreign currency forward contracts with a notional principal amount of $1.1 million (fair value of approximately $68,000). These contracts were traded in the last fiscal month of the quarter and have a final maturity of less than 45 days.

We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS 133. At September 30, 2002, these exposures amounted to $6.3 million and were partially offset by forward foreign currency contracts with a notional principal amount of $6.3 million (fair value of approximately $1,400). These contracts were traded in the last week of the quarter and have a final maturity of less than 60 days.

Typically, changes in the fair value of foreign exchange forward contracts are offset largely by changes upon remeasurement of the underlying assets and liabilities. These contracts have original maturities ranging from one to three months. We do not enter into foreign exchange forward contracts for speculative or trading purposes.

Investments in Equity Securities

We have historically made investments in several privately held companies. These nonmarketable investments are accounted for under the cost method, as ownership is less than 20 percent and we do not have the ability to exercise significant influence over the operating, financing and investing activities of the investee companies. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. It is possible that we could lose our entire initial investment in these companies. As a part of management’s process of regularly reviewing these investments for impairment, we recorded write-downs of $9.7 million in fiscal 2002 on certain investments, which were determined to be other than temporarily impaired. At September 30, 2002, the carrying value of our remaining investments was immaterial.

ITEM 4.     CONTROLS AND PROCEDURES

a)  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Other than the securities fraud class action lawsuit in the United States District Court for the Southern District of New York beginning on July 6, 2001, as described in Note 4 of “Notes to Condensed Consolidated Financial Statements,” we are not aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse effect on our business, operating results or financial condition. We may in the future be party to litigation arising in the course of our business, including claims that we allegedly infringe third-party trademarks and other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 2.     CHANGES IN SECURITIES—NONE

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES—NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—NONE

ITEM 5.    OTHER INFORMATION—NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits:

	99.1	Certification of Chief Executive Officer

	99.2	Certification of Principal Accounting Officer

b)	Reports on Form 8-K—None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC. (Registrant) /s/ HAROLD L. COVERT
HAROLD L. COVERT Vice President, Chief Financial Officer And Secretary

November 11, 2002

CERTIFICATIONS

I, Gordon L. Stitt, Chief Executive Officer of the registrant, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Extreme Networks, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 11, 2002	/s/ GORDON L. STITT
Gordon L. Stitt Chief Executive Officer

I, Harold L. Covert, Chief Financial Officer of the registrant, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Extreme Networks, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 11, 2002	/s/ HAROLD L. COVERT
Harold L. Covert Chief Financial Officer