Form 10-Q
period 2002-12-29
EXTREME NETWORKS INC
filed 2003-02-11
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended December 29, 2002 OR

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at

February 3, 2003 was 115,967,177.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2002

Part I.    Financial Information

Item 1.    Financial Statements

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2002	June 30, 2002
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$35,477	$71,830
Short-term investments	159,443	164,667
Accounts receivable, net	21,729	51,344
Inventories, net	28,039	24,627
Deferred income taxes	42,882	42,882
Prepaid expenses and other current assets	12,446	13,126

Total current assets	300,016	368,476
Property and equipment, net	82,282	99,551
Marketable securities	210,990	163,560
Deferred income taxes	105,817	90,617
Other assets	16,042	13,547

TOTAL ASSETS	$715,147	$735,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,331	$29,215
Accrued compensation and benefits	14,001	12,082
Restructuring liabilities	5,293	3,525
Accrued commitments	4,519	8,063
Accrued warranty	10,211	9,055
Deferred revenue	43,493	40,772
Other accrued liabilities	19,522	23,913

Total current liabilities	119,370	126,625
Long-term deposit	272	272
Restructuring liabilities, less current portion	23,968	19,896
Convertible subordinated notes	200,000	200,000

Total liabilities	343,610	346,793

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock and capital in excess of par value	655,572	653,547
Deferred stock compensation	(6,383)	(10,167)
Accumulated other comprehensive income	3,091	1,851
Accumulated deficit	(280,743)	(256,273)

Total stockholders’ equity	371,537	388,958

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$715,147	$735,751

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Net revenue	$90,216	$109,066	$190,785	$217,355

Costs and expenses:
Cost of revenue	44,926	51,450	96,425	134,762
Sales, marketing and service	30,397	35,703	63,650	72,688
Research and development	13,418	14,604	27,927	31,015
General and administrative	6,729	5,974	13,664	14,087
Amortization of deferred stock compensation	1,783	2,655	3,784	5,528
Amortization of goodwill	—	11,364	—	22,010
Amortization of purchased intangible assets	—	1,216	—	2,423
Restructuring charge	14,187	—	14,187	—
Property and equipment write-off	12,678	—	12,678	—

Total costs and expenses	124,118	122,966	232,315	282,513

Operating loss	(33,902)	(13,900)	(41,530)	(65,158)
Loss on investments	—	—	—	(6,000)
Other income, net	990	1,701	1,870	4,123

Loss before income taxes	(32,912)	(12,199)	(39,660)	(67,035)
Benefit for income taxes	(13,173)	(1,547)	(15,190)	(20,375)

Net loss	$(19,739)	$(10,652)	$(24,470)	$(46,660)

Net loss per share—basic and diluted	$(0.17)	$(0.09)	$(0.22)	$(0.42)

Shares used in per share calculation—basic and diluted	114,819	112,680	113,409	112,317

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(24,470)	$(46,660)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	14,282	15,543
Amortization of goodwill	—	22,009
Amortization of purchased intangible assets	—	2,423
Provision for doubtful accounts	—	2,700
Provision for inventory	—	5,596
Deferred income taxes	(15,200)	(22,144)
Restructuring charge and property and equipment write-off	26,865	—
Amortization of deferred stock compensation	3,784	5,528
Write-down of investments	—	6,000
Compensation expense for options granted to consultants	—	420
Changes in operating assets and liabilities:
Accounts receivable	29,615	6,501
Inventories	(3,412)	6,903
Prepaid expenses and other current and noncurrent assets	(1,815)	1,015
Accounts payable	(6,884)	1,249
Accrued compensation and benefits	(799)	(2,166)
Restructuring liabilities	(3,736)	—
Accrued commitments	(3,544)	(124)
Accrued warranty	1,156	3,290
Deferred revenue	2,721	9,506
Other accrued liabilities	(4,391)	10,665

Net cash provided by operating activities	14,172	28,254

Cash flows from investing activities:
Capital expenditures	(11,584)	(20,634)
Purchases and maturities of investments, net	(40,966)	(7,378)
Acquisition of business	—	(14,910)

Net cash used in investing activities	(52,550)	(42,922)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,025	6,578
Proceeds from issuance of convertible subordinated notes, net	—	193,899

Net cash provided by financing activities	2,025	200,477

Net increase (decrease) in cash and cash equivalents	(36,353)	185,809
Cash and cash equivalents at beginning of period	71,830	87,722

Cash and cash equivalents at end of period	$35,477	$273,531

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    DESCRIPTION OF BUSINESS

Extreme Networks, Inc. (“Extreme Networks” or the “Company”) is a leading provider of network infrastructure equipment and markets its products primarily to business, governmental and educational customers with a focus on large corporate enterprises and metropolitan service providers. Extreme Networks was incorporated in California in 1996 and reincorporated in Delaware in 1999.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Extreme Networks’ fiscal year is a 52/53-week fiscal accounting year that closes on the Sunday closest to June 30th every year. Fiscal 2003 is a 52-week fiscal year. The December 31, 2002 quarter closed on December 29, 2002 and comprised 13 weeks of revenue and expense activity. All references herein to “fiscal 2003” or “2003” represent the year ending June 29, 2003.

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

The unaudited financial statements reflect all adjustments that are, in the opinion of management, consisting only of normal recurring adjustments necessary to a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at December 31, 2002. The results of operations for the six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the remaining quarters or fiscal 2003.

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

Extreme Networks has certain other minority investments in privately held companies. These investments are included in other assets on the balance sheet and are carried at cost. Extreme Networks monitors these investments for other than temporary impairment and makes appropriate reductions in carrying values when necessary. Extreme Networks did not record any write-downs of its privately held investments for the three or six months ended December 31, 2002. Extreme Networks recorded write-downs of $6.0 million related to impairments of its privately held investments for the six months ended December 31, 2001. Investments in privately held companies with a carrying value of $0.2 million remained as of December 31, 2002.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market (on a first-in, first-out basis). Inventories consist of (in thousands):

	December 31, 2002	June 30, 2002
Raw materials	$3,474	$3,052
Finished goods	24,565	21,575

Total	$28,039	$24,627

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

In regard to customer concentration, one distributor of Extreme Networks’ products accounted for 10% and 15% of Extreme Networks’ net revenue for the three months ended December 31, 2002 and 2001, respectively. One distributor of Extreme Networks’ products accounted for 13% of Extreme Networks’ net revenue for the six months ended December 31, 2002. One distributor of Extreme Networks’ products and one end-user customer accounted for 16% and 10% of Extreme Networks’ net revenue, respectively, for the six months ended December 31, 2001.

Revenue Recognition

Extreme Networks derives the majority of its revenue from sales of its stackable and chassis-based networking equipment, with the remaining revenue generated from service fees relating to the maintenance and installation of, and training on, its products. Extreme Networks’ revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Extreme Networks generally recognizes product revenue from end-user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. When significant obligations or contingencies remain after products are delivered, such as installation or customer acceptance, revenue and related costs are deferred until such obligations or contingencies are satisfied. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which typically range from one to three years. When Extreme Networks provides a combination of products and services to customers, revenue is allocated based on the relative fair values.

Extreme Networks makes certain sales to partners in two-tier distribution channels. The first tier consists of a limited number of independent distributors that sell primarily to resellers and, on occasion, to end-user customers. Under specified conditions, Extreme Networks grants these distributors the right to return a portion of unsold inventory to it for the purpose of stock rotation. Therefore, Extreme Networks defers the recognition of revenue on sales to distributors until the distributors sell the product, as evidenced by a monthly sales-out report that the distributors provide to Extreme Networks. The second tier of the distribution channel consists of a large number of third-party resellers that sell directly to end users and are not granted return privileges, except for defective products.

Warranty Reserves

Extreme Networks’ hardware warranty period is typically 12 months from the date of shipment to end users and 14 months from the date of shipment to channel partners, which include resellers and distributors. Upon shipment of products to its customers, including both end users and channel partners, Extreme Networks estimates expenses for the cost to repair or replace products that may be returned under warranty and accrues the amount, as revenue is recognized. In addition, the Company estimates expenses for the cost to repair or replace products that may be returned under service agreements after the expiration of the warranty period as well as products returned or replaced at the discretion of the Company outside the warranty period and not covered by a separate service agreement. As a result, the charges to cost of revenue and expenses incurred include not only expenses associated with repairs or replacements during the warranty period but also amounts related to obligations under service contracts and amounts associated with discretionary repair or replacement programs. In future periods, these amounts will be more readily segregated as part of the implementation of our new enterprise resource planning (“ERP”) system.

The determination of warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. Extreme Networks adjusts these accruals at each balance sheet date in accordance with changes in these factors. Changes in Extreme Networks’ accrued warranty account for the three and six months ended December 31, 2002 and 2001 are as follows (in millions):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Balance beginning of period	$12.1	$6.2	$9.1	$3.0
Charges to cost of revenue for warranty and service contracts	5.9	5.7	15.5	16.8
Expenses incurred for warranty and service contracts	(7.8)	(5.6)	(16.4)	(13.5)
Change in estimate related to accrued warranty	—	—	2.0	—

Balance end of period	$10.2	$6.3	$10.2	$6.3

Disclosure about Segments of an Enterprise and Geographic Areas

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers with respect to the allocation of resources and performance.

Extreme Networks operates in one segment, the development and marketing of network infrastructure equipment. Extreme Networks conducts business globally and is managed geographically. Revenue is attributed to a geographical area based on the location of the customers. Extreme Networks does not allocate cost of revenue, research and development, sales, marketing and service, or general and administrative expenses to its geographic areas or measure the performance of geographic areas based on allocation of these costs and expenses. Management does not believe that allocating these expenses is significant in evaluating Extreme Networks’ performance on a geographic basis.

Information regarding geographic areas is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net revenue:
United States	$35,012	$36,829	$75,876	$70,028
Europe, Middle East and Africa (“EMEA”)	21,876	23,365	42,543	48,014
Japan	17,170	38,232	45,176	75,384
Other	16,158	10,640	27,190	23,929

	$90,216	$109,066	$190,785	$217,355

As of December 31, 2002, substantially all of Extreme Networks’ assets were attributable to its operations conducted in the United States.

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

The following table presents the impact of SFAS 142 on net loss and net loss per share had the standard been in effect for the three and six months ended December 31, 2001 (in thousands, except per-share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net loss—as reported	$(19,739)	$(10,652)	$(24,470)	$(46,660)
Adjustments:
Amortization of goodwill	—	11,364	—	22,010
Income tax effect	—	(3,977)	—	(7,704)

Net adjustments	—	7,387	—	14,306

Net loss—adjusted	$(19,739)	$(3,265)	$(24,470)	$(32,354)

Net loss per share—basic and diluted—as reported	$(0.17)	$(0.09)	$(0.22)	$(0.42)

Net loss per share—basic and diluted—adjusted	$(0.17)	$(0.03)	$(0.22)	$(0.29)

Extreme Networks is required to perform a goodwill impairment test on an annual basis and between annual tests in certain circumstances. No impairment of goodwill was recognized as of December 31, 2002. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Income Taxes

Income tax expense (benefit) is based on pre-tax financial accounting income (loss). Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Computation of Net Income (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options, warrants, convertible subordinated notes and convertible securities. Dilutive earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings (loss) per share calculation plus the dilutive effect of options, warrants, convertible subordinated notes and convertible securities. Diluted net loss per share was the same as basic net loss per share for the three and six months ended December 31, 2002 and 2001 because Extreme Networks had net losses for those periods. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net loss	$(19,739)	$(10,652)	$(24,470)	$(46,660)

Weighted-average shares of common stock outstanding	115,522	114,166	115,384	113,940
Less: Weighted-average shares subject to repurchase	(703)	(1,486)	(1,975)	(1,623)

Weighted-average shares used in per share calculation—basic and diluted	114,819	112,680	113,409	112,317

Net loss per share—basic and diluted	$(0.17)	$(0.09)	$(0.22)	$(0.42)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Stock options outstanding	1,082	3,259	1,741	4,011
Unvested common stock subject to repurchase	703	1,486	1,975	1,623
Convertible subordinated notes	9,542	3,181	9,542	1,590

Total potential shares of common stock excluded from the computation of earnings per share	11,327	7,926	13,258	7,224

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

Extreme Networks enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS 133. At December 31, 2002, these exposures amounted to $2.0 million and were partially offset by foreign currency forward contracts with a notional principal amount of $2.0 million (fair value of approximately $108,000). These contracts were traded in the last month of the quarter and have a final maturity of less than 45 days.

Extreme Networks also uses foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS 133. At December 31, 2002, these exposures amounted to $6.7 million and were partially offset by forward foreign currency contracts with a notional principal amount of $6.7 million (fair value of approximately $85,000). These contracts were traded in the last week of the quarter and have a final maturity of less than 60 days.

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

Recently Issued Accounting Standards

Impairment of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (“SFAS 121”). Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The statement also supersedes certain provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations —Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period or periods in which the losses are incurred rather than as of the measurement date, as previously required. Extreme Networks adopted SFAS 144 on July 1, 2002. The adoption of SFAS 144 did not have a material impact on Extreme Networks’ consolidated financial position, results of operations or cash flows for the six months ended December 31, 2002.

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

Consideration Granted by Vendors

In November 2001, the EITF reached a consensus on EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-09”), which addresses the accounting for consideration given by a vendor to a customer. Extreme Networks adopted EITF 01-09 during fiscal 2002 and its adoption did not have a material impact on its financial position or results of operations.

Guarantees

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15,

2002. Extreme Networks has determined that the requirements of FIN 45 apply to its accrued warranty, to a guarantee of a lease obligation of one of its contract manufacturers and to letters of credit issued under its line of credit. Extreme Networks has complied with the disclosure provisions of FIN 45 as of December 31, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. Extreme Networks has not yet determined the impact of the adoption of the recognition requirements criteria of FIN 45 on its results of operations or financial position.

3.     CHANGES IN ACCOUNTING POLICY

Effective July 1, 2002, Extreme Networks changed its capitalization policy for property and equipment from $1,000 to $3,000. Since the original policy was put into place, Extreme Networks has increased its scale of operations. As a result, tracking assets less than $3,000 became impracticable. The impact of the change on the accompanying financial statements was not material for all periods presented.

Extreme Networks purchases assets manufactured by its competitors in order to evaluate their products. Extreme Networks’ policy in the past has been to depreciate these assets over three years. Extreme Networks has changed its estimate of the useful life of these assets to one year to match with the currently anticipated use of this equipment. The new one-year life will be applied prospectively to any competitive equipment purchased on or after October 1, 2002. The impact of the change on results of operations was not material for all periods presented.

4.    BUSINESS COMBINATIONS AND INVESTMENTS

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

Extreme Networks recognized deferred stock-based compensation associated with unvested stock options issued to employees that were assumed in conjunction with the acquisition of Optranet and Webstacks. This amount is included as a component of stockholders’ equity and is being amortized ratably by charges to operations over the vesting period of the options. The amortization of stock-based compensation associated with the acquisition of Optranet was $1.6 million and $2.4 million for the three months ended December 31, 2002 and 2001, respectively, and was $3.4 million and $5.0 million for the six months ended December 31, 2002 and 2001, respectively. The amortization of stock-based compensation associated with the acquisition of Webstacks was $0.2 million and $0.3 million for the three months ended December 31, 2002 and 2001, respectively, and was $0.4 million and $0.5 million for the six months ended December 31, 2002 and 2001, respectively. The amortization of stock-based compensation relates to options awarded to employees in research and development.

During the third quarter of fiscal 2002, Extreme Networks determined that there was other than temporary impairment of some of the goodwill and purchased intangible assets related to these acquisitions. See Note 10.

5.     COMMITMENTS AND CONTINGENCIES

Line of Credit

Extreme Networks has entered into a revolving line of credit for $10.0 million with a major lending institution. Borrowings under this line of credit bear interest at the bank’s prime rate. As of December 31, 2002, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of December 31, 2002, Extreme Networks had letters of credit totaling $1.7 million. The line of credit requires Extreme Networks to maintain specified financial covenants related to tangible net worth and liquidity with which Extreme Networks was in compliance as of December 31, 2002. The line of credit expires on November 30, 2003.

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

At the time of exercise of the option to purchase the Property, the appraised value of the land and buildings was $38.0 million. Extreme Networks recognized a charge, net of a $3.0 million improvement allowance, of $39.0 million in the third quarter of fiscal 2002. The land and buildings are included on Extreme Networks’ consolidated balance sheet as of December 31, 2002 and June 30, 2002.

As part of our business relationship with MCMS, Inc., the predecessor-in-interest to Plexus Corp., we entered into a $9.0 million operating equipment lease for manufacturing equipment in September 2000 with a third-party financing company; we, in turn, subleased the equipment to MCMS. The equipment lease with the third-party financing company requires us to make monthly payments through June 2010 and to maintain specified financial covenants related to profitability and our cash to debt ratio. The liability related to this lease is included in accrued commitments on the balance sheet. As of December 31, 2002, we were not in compliance with the profitability covenant and obtained the necessary waiver and expect to be in compliance in future quarters.

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

Extreme Networks is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters, including the specific matters discussed above, is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on Extreme Networks’ consolidated financial position, results of operations or cash flows.

6.    INCOME TAXES

Extreme Networks has recorded tax benefits of $13.2 million and $15.2 million for the three and six months ended December 31, 2002, respectively. The benefits for the three and six months ended December 31, 2002 reflect effective tax rates of 40.0% and 38.3%, respectively, which differs from the statutory rate primarily due to the impact of research and experimentation credits and the tax impact of foreign operations.

7.     COMPREHENSIVE INCOME (LOSS)

The following are the components of accumulated other comprehensive income, net of tax (in thousands):

	December 31, 2002	June 30, 2002
Unrealized gain on investments	$2,956	$1,801
Change in fair value of derivatives	142	(113)
Foreign currency translation adjustments	(7)	163

Accumulated other comprehensive income	$3,091	$1,851

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net loss	$(19,739)	$(10,652)	$(24,470)	$(46,660)

Other comprehensive income (loss):
Change in unrealized gain on investment, net	484	(345)	1,155	412
Change in unrealized loss on derivatives	141	(158)	255	(159)
Change in accumulated translation adjustments	(123)	(350)	(170)	(257)

Total comprehensive loss	$(19,237)	$(11,505)	$(23,230)	$(46,664)

8.    RESTRUCTURING CHARGE AND PROPERTY AND EQUIPMENT WRITE-OFF

Restructuring

During the three months ended December 31, 2002, Extreme Networks recorded a restructuring charge of $14.2 million. The restructuring charge included excess facilities charges of $9.6 million, severance charges of $2.7 million and asset impairments of $1.9 million. The excess facilities charge represents an increase to the charge recognized during fiscal 2002 for the domestic and international facilities discussed below. The commercial real estate market has continued to deteriorate since the initial charge was recorded in the third quarter of fiscal 2002 necessitating an increase in reserves that take into consideration the unfavorable difference between lease obligation payments and projected sublease receipts. The severance charges related to a reduction in total staff during the quarter of approximately 100 people, or 10% of the total workforce, across all departments. The asset impairment charge relates to the write-off of leasehold improvements and office furniture related to excess facilities.

During the third quarter of fiscal 2002, Extreme Networks implemented a restructuring plan to lower its overall cost structure. Restructuring charges of $73.6 million included a $39.0 million charge related to the exit of two facility leases Extreme Networks entered into in June 2000, as described in Note 5 under the subheading “Leases.” The actual cost could differ from this estimate, and additional facilities charges could be incurred if Extreme Networks is unsuccessful in negotiating reasonable termination fees on certain facilities, if facility operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities, or if other estimates and assumptions change.

Excess facilities charges during the third quarter of fiscal 2002 were $25.4 million. These costs are the result of Extreme Networks’ decision to permanently reduce occupancy or vacate certain domestic and international facilities. The estimated facilities costs were based on current comparable rates for leases in the respective markets or estimated termination fees. Extreme Networks anticipates that it will continue to make cash outlays to meet lease obligations for these facilities in accordance with their terms, unless estimates and assumptions change or Extreme Networks is able to negotiate acceptable lease terminations prior to the anticipated termination dates for the applicable leases.

Asset impairments were $9.1 million for fiscal 2002. This charge represented the unamortized amount of the assets at the date a decision was made to discontinue use. These assets were not utilized subsequently or held for sale. They were either scrapped or abandoned.

Restructuring liabilities consist of (in thousands):

	Purchase of Leased Properties	Excess Facilities	Asset Impairments	Severance	Total
Charge in third quarter of fiscal 2002	$39,000	$25,432	$9,138	$—	$73,570
Write-offs	—	—	(9,138)	—	(9,138)
Cash payments	(39,000)	(2,011)	—	—	(41,011)

Balance at June 30, 2002	—	23,421	—	—	23,421
Charge in second quarter of fiscal 2003	—	9,576	1,893	2,718	14,187
Write-offs	—	—	(1,893)	—	(1,893)
Cash payments	—	(3,736)	—	(2,718)	(6,454)

Balance at December 31, 2002	$—	$29,261	$—	$—	$29,261

Property and equipment write-off

During the second quarter of fiscal 2003, Extreme Networks completed a property and equipment physical inventory in conjunction with the implementation of its new enterprise resource planning (“ERP”) system. The property and equipment physical inventory resulted in the identification of $12.7 million of property and equipment that was either no longer in service or not identifiable and therefore was written off during the second quarter of fiscal 2003.

9.    PROVISION FOR INVENTORY

As a result of the rapid change in the market for networking products, Extreme Networks recorded $7.6 million and $39.2 million in charges for excess and obsolete inventory and non-cancelable purchase commitments in fiscal 2002 and 2001, respectively. The following is a summary of these charges and their disposition from the third quarter of fiscal 2001 to December 31, 2002 (in thousands):

	Inventory Allowance	Inventory Benefit Realized
Initial excess inventory charge in the third quarter of fiscal 2001	$39,205	$—
Additional excess inventory charge in the first quarter of fiscal 2002	5,000	—

	44,205

Usage:
Inventory scrapped	(15,797)	—
Sale of inventory	(5,154)	4,776
Inventory internally utilized	(893)	—
Settlement of purchase commitments	(15,437)	—

	(37,281)	$4,776

Remaining balance as of December 31, 2002	$6,924

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

Webstacks’ products were originally targeted at the e-business and hosting facility markets. Extreme Networks acquired Webstacks in an effort to expand Extreme Networks’ IP services to provide robust Layer 4—Layer 7 switching solutions required for building high-performance content aware networks. Extreme Networks believed it would be able to exploit the growth opportunities of Webstacks’ products by complementing its Layer 3 product focus with high-end Layer 4—Layer 7 networking devices. However, demand for higher-cost Layer 4—Layer 7 switches in these markets did not materialize, largely due to worsening economic conditions. E-business customers continued to rely on slower speed networking devices and host facilities have not yet grown to a scale that necessitates data transfer at gigabit speeds. As of the impairment valuation date of March 31, 2002, the Webstacks products were repositioned to address enterprise data center needs, including security products. Although this market has slowed since the acquisition date, based on industry analysis, Extreme Networks believes there continues to be potential for moderate growth in this market.

Based on the foregoing impairment factors, Extreme Networks worked with valuation experts to perform asset impairment tests at the lowest operational level that had separately identifiable cash flows related to the Webstacks and Optranet intangible assets and goodwill. The tests were performed by comparing the expected undiscounted cash flows over 57-month periods for each of Webstacks and Optranet to the carrying amount of the long-lived assets resulting from the acquisitions. Extreme Networks found that the sum of the undiscounted cash flows attributable to the Webstacks and Optranet intangible assets and goodwill was less than their carrying value and thus it needed to record an impairment loss. The impairment loss was measured as the amount by which the carrying values of such assets exceeded their fair value. The fair value was calculated based on analyses of the discounted future cash flows for each of Webstacks and Optranet. In performing these analyses, Extreme Networks used the best information available under the circumstances, including reasonable and supportable assumptions and projections of future operating results. The discount rates used in the analyses were 20% for each of Webstacks and Optranet, which were based on historical risk premiums that investors required for companies of Extreme Networks’ size, industry and capital structure and included risk factors specific to the sectors in which the two companies operated. All of the assumptions used are based on management’s best estimate of future results. As a result of this analysis, Extreme Networks recorded a charge to reduce goodwill and purchased intangible assets by $89.8 million in the third quarter of fiscal 2002. A total of $1.0 million of carrying value of goodwill remained as of June 30, 2002 and December 31, 2002.

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

Revenue Recognition

We derive the majority of our revenue from sales of our stackable and chassis-based networking equipment, with the remaining revenue generated from service fees relating to the maintenance and installation of, and training on, our products. Our revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. We generally recognize product revenue from our end user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. When significant obligations or contingencies remain after products are delivered, such as installation or customer acceptance, revenue and related costs are deferred until such obligations or contingencies are satisfied. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which typically range from one to three years. When we provide a combination of products and services to customers, revenue is allocated based on relative fair values.

We make certain sales to partners in two-tier distribution channels. The first tier consists of a limited number of independent distributors that sell primarily to resellers and, on occasion, to end-user customers. Under specified conditions, we grant the right to these distributors to return a portion of unsold inventory to us for the purpose of stock rotation. Therefore, we defer recognition of revenue on sales to these distributors until the distributors sell the product, as evidenced by a monthly sales-out report that each distributor provides us. Our decision to defer revenue on these sales until the distributors sell the product required judgment. Others, in similar circumstances, may conclude it is appropriate to recognize revenue on such sales upon delivery to the distributor. The second tier of the distribution channel consists of a large number of third-party resellers that sell directly to end users and are not granted return privileges, except for defective products.

We provide an allowance for sales returns based on our historical returns, analysis of credit memo data and our return policies. The allowance is charged to net revenue in the accompanying consolidated statements of operations. If the historical data used by us to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates would have to be modified, thus resulting in an impact to net revenue.

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

Warranty Reserves

Networking products can contain undetected software or hardware errors when new products or new versions or updates of existing products are released to the marketplace. We have experienced such errors in connection with products and product upgrades. Our hardware warranty period is typically 12 months from the date of shipment to end users and 14 months from the date of shipment to channel partners, which include resellers and distributors. Upon shipment of products to our customers, including both end users and channel partners, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue the amount, as revenue is recognized. In addition, we estimate expenses for the cost to repair or replace products that may be returned under service agreements after the expiration of the warranty period as well as products returned or replaced at our discretion outside the warranty period and not covered by a separate service agreement. As a result, the charges to cost of revenue and expenses incurred include not only expenses associated with repairs or replacements during the warranty period but also amounts related to obligations under service contracts and amounts associated with discretionary repair or replacement programs. In future periods, these amounts will be more readily segregated as part of the implementation of our new enterprise resource planning (“ERP”) system.

Our determination of our warranty requirements is based on our actual historical experience with the product or product family, estimates of repair and replacement costs, and any product warranty problems that are identified after shipment. We adjust these accruals at each balance sheet date in accordance with changes in these factors. While we believe that our warranty accrual is adequate and that the judgments applied in calculating this accrual are appropriate, the assumptions used are based on estimates and estimated amounts could differ materially from our actual warranty expenses in the future. Changes in our accrued warranty account for the three and six months ended December 31, 2002 and 2001 are as follows (in millions):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Balance beginning of period	$12.1	$6.2	$9.1	$3.0
Charges to cost of revenue for warranty and service contracts	5.9	5.7	15.5	16.8
Expenses incurred for warranty and service contracts	(7.8)	(5.6)	(16.4)	(13.5)
Change in estimate related to accrual warranty	—	—	2.0	—

Balance end of period	$10.2	$6.3	$10.2	$6.3

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

Deferred Tax Asset Valuation Allowance

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not believed to be likely, a valuation allowance is established. For the six months ended December 31, 2002 and for fiscal 2002 and fiscal 2001, we did not record a valuation allowance to reduce our deferred tax assets because we believed the amount was more likely than not to be realized. In the event that we are unable to realize some or all of the deferred tax assets in the future, an adjustment to the deferred tax assets will be charged to income in the period such determination is made.

Purchase Commitments

We currently have arrangements with two contract manufacturers for the manufacture of our products. Our arrangements allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by us. We are obligated to the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with the forecast, unless we give notice of order cancellation outside of applicable component lead-times. As of December 31, 2002, we were committed to purchase approximately $1.0 million of such inventory over the next four months. If actual demand for our products is below these projections, we may have excess inventory as a result of our purchase commitments of long lead-time components with our contract manufacturers. As a consequence, we may then need to record a charge to cost of revenue to reflect the impact of such excess purchase commitments.

Valuation of Long-Lived Assets

We assess the carrying value of long-lived assets, which includes property and equipment, goodwill and intangible assets, whenever events or changes in circumstances indicate that the carrying value of these long-lived assets may not be recoverable. Factors we consider important which could trigger an impairment review include significant under-performance relative to the expected historical or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends and significant changes in Extreme Networks’ market capitalization relative to net book value. In the event of one or more of the above indicators of impairment, we would test such assets for a potential impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cash flows are less than the asset’s carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to dispose of the affected assets.

Legal Contingencies

We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals, if any, are based only on the most current and dependable information available at any given time. As additional information becomes available, we may reassess the potential liability from pending claims and litigation and the probability of claims being successfully asserted against us. As a result, we may revise our estimates related to these pending claims and litigation. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations, financial position and cash flows in the future. For further detail, see Note 5 of Notes to Condensed Consolidated Financial Statements for a description of legal proceedings.

Results of Operations

Net revenue.    Net revenue decreased from $109.1 million for the three months ended December 31, 2001 to $90.2 million for the three months ended December 31, 2002, a decrease of $18.9 million. Net revenue decreased from $217.4 million for the six months ended December 31, 2001 to $190.8 million for the six months ended December 31, 2002, a decrease of $26.6 million. These decreases resulted from a decrease in our Japanese service provider business, unfavorable global economic conditions, a shift in product mix and reduced pricing due to competitive pressures. Net service revenue was $9.7 million for the three months ended December 31, 2002 and $9.9 million for the three months ended December 31, 2001. Net service revenue was $19.1 million for the six months ended December 31, 2002 and $15.2 million for the six months ended December 31, 2001. The increase in service revenues in the six months ended December 31, 2002 compared to the six months ended December 31, 2001 was due to increased revenue related to service contracts offset partially by a decrease in revenue related to professional service contracts. Net service revenue is generally deferred and recognized ratably over the service period obligations, which typically range from one to three years.

For the six months ended December 31, 2002 and December 31, 2001, sales to customers outside of the United States accounted for approximately 60% and 68% of our net revenue, respectively. Sales in the United States for the six months ended December 31, 2001 were adversely affected as a result of the events of September 11, 2001. We experienced a decrease in our Japanese service provider business in the six months ended December 31, 2002. We expect that export sales will continue to represent a significant portion of net revenue, although export sales may decline as a percentage of net revenue. All sales transactions are currently denominated in United States dollars.

The United States economy has been experiencing a rapid and increasingly severe downturn during fiscal 2002 and fiscal 2003. This adversely affected demand for our products and made it increasingly difficult to accurately forecast future production requirements. Our revenue for the first and second quarters of fiscal 2003 was adversely impacted by the continuing weakness and uncertainty in the economies of the United States and other industrialized countries. While we expect this economic downturn to continue for the remainder of fiscal 2003, we cannot predict the extent, severity or length of this economic downturn in the United States or in the other geographic regions where we currently sell our products. Further, we expect that our revenue during calendar 2003 will be significantly affected by the timing and success of the introduction of new products during the calendar year.

We are experiencing some erosion of average selling prices of our products due to a number of factors, including competitive pricing pressures, promotional pricing and rapid technological change. Our revenue is derived primarily from sales of our Summit, BlackDiamond and Alpine product families and fees for services relating to the installation and maintenance of, and training on, our products. The level of sales to any customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. One distributor of Extreme Networks’ products accounted for 10% and 15% of our net revenue for the three months ended December 31, 2002 and 2001, respectively. One distributor of Extreme Networks’ products accounted for 13% of Extreme Networks’ net revenue for the six months ended December 31, 2002. One distributor of Extreme Networks’ products and one end-user customer accounted for 16% and 10% of Extreme Networks’ net revenue, respectively, for the six months ended December 31, 2001.

Cost of revenue.    Cost of revenue includes costs of raw materials, direct labor, manufacturing overhead and amounts paid to third-party contract manufacturers, and other costs related to warranty and contractual obligations. Net revenue less cost of revenue (gross profit) decreased from $57.6 million for the three months ended December 31, 2001 to $45.3 million for the three months ended December 31, 2002, a decrease of $12.3 million. Gross margin (gross profit as a percentage of net revenue) decreased from 52.8% for the three months ended December 31, 2001 to 50.2% for the three months ended December 31, 2002. These decreases in both the gross profit and gross margin were primarily due to unfavorable changes in gross margin contribution as a result of the decrease in our Japanese service provider business and a shift in product mix.

Gross profit increased from $82.6 million for the six months ended December 31, 2001 to $94.4 million for the six months ended December 31, 2002, an increase of $11.8 million. Gross margin increased from 38.0% for the six months ended December 31, 2001 to 49.5% for the six months ended December 31, 2002. These increases in both the gross profit and the gross margin were primarily due to a $31.4 million charge in the three months ended September 30, 2001 related to our outsourced manufacturing activities, including a charge for leased equipment with one contract manufacturer as described below and the stocking of our service depots on a worldwide basis with inventory intended to meet customer support demands under contract. The increase attributable to the charge was offset partially by unfavorable changes in geographic gross margin contribution as well as a significant increase in warranty expense. During the six months ended December 31, 2002, we experienced a higher than normal rate of warranty expenses due to problems with several component parts within our products and our election, in some cases, to address these matters by replacing defective products with new products rather than refurbished replacements. We are in the process of implementing operational changes that are designed to reduce these expenses in the future, however, our gross margin will continue to be adversely affected until these new this processes are fully implemented.

Inventory purchases and commitments are based upon our forecast of future sales. To mitigate the component supply constraints that existed in fiscal 2001, we built inventory levels for certain components with long lead times and entered into long-term commitments with our suppliers for certain components. Due to a sudden and significant decrease in demand for our products that became apparent in the third quarter of fiscal 2001, inventory levels, including non-cancelable purchase commitments, exceeded our requirements based on our forecast of expected demand. We recorded a provision for excess and obsolete inventory, including non-cancelable purchase commitments of $7.8 million, totaling $39.2 million in the third quarter of fiscal 2001. The $31.4 million excess inventory charge was calculated based on the inventory levels in excess of our forecast of expected demand for each product. Based on our then determined future demand forecast, we did not, and we currently do not, anticipate that the excess inventory subject to these provisions will be used at a later date. Furthermore, we may be required to take additional write-downs in the future related to excess inventory.

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

Cost of revenue includes the cost of our manufacturing overhead. We outsource the majority of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, document control and repairs at our facility in Santa Clara, California. Accordingly, a significant portion of our cost of revenue consists of payments to our contract manufacturers: Flextronics International, Ltd. located in San Jose, California and Guadalajara, Mexico and Plexus Corp. located in Nampa, Idaho and Penang, Malaysia. As part of our business relationship with MCMS, Inc., the predecessor-in-interest to Plexus Corp., in September 2000, we entered into a $9.0 million operating equipment lease for manufacturing equipment with a third-party financing company; we, in turn, subleased the equipment to MCMS. Due to the liquidity problems at MCMS and its voluntary bankruptcy filing for protection under Chapter 11 on September 18, 2001, we recorded a charge of $9.0 million related to the equipment lease in the first quarter of fiscal 2002. On January 8, 2002, MCMS completed an agreement to sell a majority of its assets to Plexus Corp. for $45.0 million.

We expect to realize lower per-unit product costs from our contract manufacturers as a result of volume efficiencies if and as production volumes increase. However, we do not know if or when such price reductions will occur. The failure to obtain these price reductions could have a material adverse effect upon our gross margin and operating results.

Sales, marketing and service expenses.    Sales, marketing and service expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support and service functions, as well as trade shows and promotional expenses. Sales and marketing expenses decreased from $35.7 million for the three months ended December 31, 2001 to $30.4 million for the three months ended December 31, 2002, a decrease of $5.3 million. Sales and marketing expenses decreased from $72.7 million for the six months ended December 31, 2001 to $63.7 million for the six months ended December 31, 2002, a decrease of $9.0 million. These decreases were primarily due to decreased payroll and related personnel expenses due to reduced headcount in sales and marketing, decreased depreciation and rent expense due to the restructuring charges and fixed asset write-offs in the three months ended December 31, 2002 and reduced spending for marketing programs. The rate of future spending increases in our sales, marketing and service expenses, if any, will depend on the pace of recovery in the market for networking products.

Research and development expenses.    Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products. Research and development expenses decreased from $14.6 million for the three months ended December 31, 2001 to $13.4 million for the three months ended December 31, 2002, a decrease of $1.2 million. Research and development expenses decreased from $31.0 million for the six months ended December 31, 2001 to $27.9 million for the six months ended December 31, 2002, a decrease of $3.1 million. These decreases were primarily due to decreased depreciation and rent expense due to the restructuring charges and fixed asset write-offs in the three months ended December 31, 2002. We expense all research and development expenses as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and as a result we expect these expenses will continue to be significant in future periods.

General and administrative expenses.    General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased from $6.0 million for the three months ended December 31, 2001 to $6.7 million for the three months ended December 31, 2002, an increase of $0.7 million. This increase was due to increases in professional fees and insurance expense. General and administrative expenses decreased from $14.1 million for the six months ended December 31, 2001 to $13.7 million for the six months ended December 31, 2002, a decrease of $0.4 million. This decrease was primarily due to a $2.7 million charge in the three months ended September 30, 2001 for bad debt expense and decreased rent expense in the six months ended December 31, 2002 as a result of the restructuring charges, partially offset by increases in professional fees and insurance expense in the six months ended December 31, 2002. The rate of future spending increases in our general and administrative expenses, if any, will depend on the pace of recovery in the market for networking products.

Amortization of deferred stock compensation.    Amortization of deferred stock compensation decreased from $2.7 million for the three months ended December 31, 2001 to $1.8 million for the three months ended December 31, 2002, a decrease of $0.9 million. Amortization of deferred stock compensation decreased from $5.5 million for the six months ended December 31, 2001 to $3.8 million for the six months ended December 31, 2002, a decrease of $1.7 million. Amortization of deferred stock compensation is attributable to unvested stock options issued to employees that we assumed in conjunction with the acquisitions of Optranet and Webstacks and is being amortized ratably by charges to operations over the vesting period of the options.

Amortization of goodwill and purchased intangible assets.    We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), as of July 1, 2002. SFAS 142 requires that goodwill and certain other intangible assets will no longer be amortized and will instead be tested for impairment at least annually and written down only when impaired. Accordingly, as of July 1, 2002, we stopped amortizing goodwill with a carrying value of $1.0 million. The cessation of amortization reduced amortization of goodwill and amortization of purchased intangible assets by $11.4 million and $1.2 million, respectively, for the three months ended December 31, 2002 as compared with the three months ended December 31, 2001. The cessation of amortization reduced amortization of goodwill and amortization of purchased intangible assets by $22.0 million and $2.4 million, respectively, for the six months ended December 31, 2002 as compared with the six months ended December 31, 2001.

Restructuring.    During the three months ended December 31, 2002, we recorded a restructuring charge of $14.2 million. The restructuring charge included excess facilities charges of $9.6 million, severance charges of $2.8 million and asset impairments of $1.8 million. The excess facilities charge represents an increase to the charge recognized during the third quarter of fiscal 2002. The commercial real estate market has continued to deteriorate since the initial charge was taken in the third quarter of fiscal 2002 necessitating an increase in reserves that take into consideration the unfavorable difference between lease obligation payments and projected sublease receipts. The severance charges were related to a reduction in total staff of approximately 100 people, or 10% of the total workforce, across all departments. The asset impairment charge relates to the write-off of leasehold improvements and office furniture related to excess facilities. As a result of these charges, our expense levels will be lowered in future quarters.

Property and equipment write-off.    During the second quarter of fiscal 2003, we completed a property and equipment inventory in conjunction with the implementation of our new enterprise resource planning (“ERP”) system. The property and equipment inventory resulted in the identification of $12.7 million of property and equipment that was written off during the second quarter of fiscal 2003. As a result of this charge, depreciation expense will be lower in future quarters.

Loss on investments.    Loss on investments was $6.0 million for the six months ended December 30, 2001. Extreme Networks monitors its minority equity investments for impairment and makes appropriate reductions in carrying values when necessary. No impairment write-downs were recorded during the six months ended December 31, 2002.

Other income, net.    Other income, net decreased from $1.7 million for the three months ended December 31, 2001 to $1.0 million for the three months ended December 31, 2002, a decrease of $0.7 million. Other income, net decreased from $4.1 million for the six months ended December 31, 2001 to $1.9 million for the six months ended December 31, 2002, a decrease of $2.2 million. This decrease was due to lower interest rates on our available investment balances and increased interest expense on the convertible subordinated notes issued in December 2001 and amortization of costs associated with those notes.

Income taxes.    We recorded tax benefits of $13.2 million and $15.2 million for the three and six months ended December 31, 2002, respectively. The benefits for the three and six months ended December 31, 2002 results in effective tax rates of 40.0% and 38.3%, respectively, which differ from the statutory rate primarily due to the impact of research and experimentation credits and the tax impact of foreign operations. SFAS No. 109, Accounting for Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities increased from $400.1 million at June 30, 2002 to $405.9 million at December 31, 2002, an increase of $5.8 million. This increase was primarily due to cash provided by operating activities of $14.2 million and proceeds from issuance of common stock of $2.0 million, partially offset by capital expenditures of $11.6 million.

We generated $14.2 million in cash from operations in the six months ended December 31, 2002 despite a net loss of $24.5 million. The net loss included non-cash charges, offset somewhat by the effect of deferred taxes. Accounts receivable decreased significantly from $51.3 million at June 30, 2002 to $21.7 million at December 31, 2002. Days sales outstanding in receivables decreased to a historical low of 22 days at December 31, 2002 from 41 days at June 30, 2002. The decreases in accounts receivable and days sales outstanding were primarily due to shipment linearity and improved collections performance. We do not believe this level of days sales outstanding is sustainable in the long term and expect days sales outstanding to increase toward more normal historical levels in the future. Inventory levels increased from $24.6 million at June 30, 2002 to $28.0 million at December 31, 2002. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence caused by, among other things, declining demand, rapidly changing technology and customer requirements. Any significant increase in our inventory levels can be expected to reduce cash and cash equivalents, short-term investments and marketable securities.

We have a revolving line of credit for $10.0 million with Silicon Valley Bank. As of December 31, 2002, there were no outstanding borrowings under this facility. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line of credit. As of December 31, 2002, we had letters of credit totaling $1.7 million. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of December 31, 2002. The line of credit expires on November 30, 2003. It is our intention to renew this line of credit when it expires.

As part of our business relationship with MCMS, Inc., the predecessor-in-interest to Plexus Corp., we entered into a $9.0 million operating equipment lease for manufacturing equipment in September 2000 with a third-party financing company; we, in turn, subleased the equipment to MCMS. The equipment lease with the third-party financing company requires us to make monthly payments through June 2010 and to maintain specified financial covenants related to profitability and our cash to debt ratio. The liability related to this lease is included in accrued commitments on the balance sheet. As of December 31, 2002, we were not in compliance with the profitability covenant and obtained the necessary waiver and expect to be in compliance in future quarters.

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

The following summarizes our contractual obligations (including interest payments) at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	After 3 Years
Contractual Obligations:
Convertible subordinated notes	$228,000	$7,000	$14,000	$207,000
Non-cancelable operating lease obligations	55,248	9,612	18,262	27,374

Total contractual cash obligations	$283,248	$16,612	$32,262	$234,374

We did not have any material commitments for capital expenditures or non-cancelable purchase commitments as of December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. We have determined that the requirements of FIN 45 apply to our accrued warranty, to a guarantee of a lease obligation of one of our contract manufacturers and to letters of credit issued under our line of credit. We have complied with the disclosure provisions of FIN 45 as of December 31, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. We have not yet determined the impact of the adoption of the recognition requirements criteria of FIN 45 on our results of operations or financial position.

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

Risk Factors

We Are Not Profitable and We Cannot Assure You That We Will Be Profitable in the Future

Fiscal 2000 was the only year in which we have achieved profitability. We reported a loss for fiscal 2002, fiscal 2001 and for the first and second quarters of fiscal 2003. We anticipate continuing to incur significant sales, marketing and service, product development and general and administrative expenses and, as a result, we will continue to need to rationalize expense levels and increase revenue levels to achieve profitability in future fiscal quarters.

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

Our quarterly revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including, but not limited to, the following:

•	changes in general and/or specific economic conditions in the networking industry;
•	seasonal fluctuations in demand for our products and services, particularly in Asia-Pacific and Europe;
•	linearity of quarterly sales have historically reflected a pattern in which a disproportionate percentage of such sales occur in the last month of the quarter;
•	reduced visibility into the implementation cycles for our products and our customers’ spending plans;
•	our ability to accurately forecast demand for our products, which in the case of lower-than-expected sales, may result in excess or obsolete inventory in addition to non-cancelable purchase commitments for component parts;
•	product returns or the cancellation or rescheduling of orders;
•	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;
•	announcements and new product introductions by our competitors;
•	our ability to develop and support relationships with enterprise customers, service providers and other potential large customers;
•	our ability to achieve targeted cost reductions;
•	our ability to obtain sufficient supplies of sole- or limited-source components for our products on a timely basis;
•	increases in the prices of the components that we purchase;
•	decreases in the prices of the products that we sell;
•	our ability to achieve and maintain desired production volumes and quality levels for our products;
•	the mix of products sold and the mix of distribution channels through which products are sold;

•	downward adjustments resulting from other-than-temporary declines in the carrying value of long-lived assets;
•	costs associated with adjustments to the size of our operations;
•	costs relating to possible acquisitions and the integration of technologies or businesses; and
•	the effect of amortization of deferred compensation and purchased intangibles resulting from existing or new transactions.

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

The pricing policies of our competitors impact the overall demand for our products and services. Some of our competitors are capable of operating at significant losses for extended periods of time, increasing pricing pressure on our products and services. If we do not maintain competitive pricing, the demand for our products and services, as well as our market share, may decline. From time to time, in responding to competitive pressures, we lower the prices of our products and services. When this happens, if we are unable to reduce our component costs or improve operating efficiencies, our revenues and margins are adversely affected.

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

If Our Products Contain Undetected Software or Hardware Errors, We Could Incur Significant Unexpected Expenses and Lose Sales

Network products frequently contain undetected software or hardware errors when new products or new versions or updates of existing products are first released to the marketplace. In the past, we have experienced such errors in connection with new products and product upgrades. We have experienced two component problems which caused us to incur unexpected costs and expenses and take an accrual for anticipated expenses. Our fiscal results for 2002 and for at least the first two quarters of fiscal 2003 were adversely affected by such expenses. In the future, we expect that, from time to time, such errors or component failures will be found in new or existing products after the commencement of commercial shipments including in the components we incorporate in our products. These problems may have a material adverse effect on our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems. Further, if product is not accepted by customers due to such defects, and such returns exceed the amount we accrued for defect returns based on our historical experience, our operating results would be adversely affected.

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

We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Grow Our International Sales Depends on Successfully Expanding Our International Operations

International sales constitute a significant portion of our net revenue. Our ability to grow will depend in part on the continued expansion of international sales. Sales to customers outside of the United States accounted for approximately 60% and 68% of our net revenue, respectively, for the six months ended December 31, 2002 and 2001. Our international sales primarily depend on the success of our resellers and distributors. The failure of our resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

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

Our international sales currently are U.S. dollar-denominated. As a result, increases in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. In the future, we may elect to invoice some of our international customers in local currency which will expose us to fluctuations in exchange rates between the U.S. dollar and the particular local currency.

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

We Expect the Average Selling Prices of Our Products to Decrease, Which May Reduce Gross Margin or Revenue

The network equipment industry has traditionally experienced a rapid erosion of average selling prices due to a number of factors, including competitive pricing pressures, promotional pricing and technological progress. In addition, companies have lowered their prices in order to liquidate excess inventory that has accumulated as a result of the current economic slowdown. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, excess inventories, increased sales discounts and new product introductions by us or our competitors, including, for example, competitive products manufactured with low-cost merchant silicon. We may experience substantial decreases in future operating results due to the erosion of our average selling prices. Competitive pressures are expected to increase as a result of the industry slowdown that began in the first half of 2001, coupled with the recent downturn in the broader economy. To maintain our gross margin, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. Our failure to do so would likely cause our revenue and gross margins to decline, which could have a material adverse effect on our operating results and cause the price of our common stock to decline.

Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment

With the current economic slowdown, some of our customers are forecasting that their revenue for the foreseeable future will generally be lower than originally anticipated. Some of these customers are experiencing, or are likely to experience, serious cash flow problems and, as a result, may find it increasingly difficult to obtain financing, if financing is available at all. If some of these customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment of, the amounts that they owe us. Furthermore, they may not order as many products from us as originally forecast, or cancel orders with us entirely. The inability of some of our potential customers to pay us for our products may adversely affect our cash flow, the timing of our revenue recognition and the amount of revenue, which may cause our stock price to decline.

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

When we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer or cancel orders for our existing products. These actions could have a material adverse effect on our operating results by unexpectedly decreasing sales, increasing inventory levels of older products and exposing us to greater risk of product obsolescence. The market for switching products is evolving and we believe our ability to compete successfully in this market is dependent upon the continued compatibility and interoperability of our products with products and architectures offered by other vendors. In particular, the networking industry has been characterized by the successive introduction of new technologies or standards that have dramatically reduced the price and increased the performance of switching equipment. To remain competitive, we need to introduce products in a timely manner that incorporate, or are compatible with, these emerging technologies. We are particularly dependent upon the successful introduction of new products in calendar year 2003. We cannot assure you that any new products we introduce will be commercially successful. We have experienced delays in releasing new products and product enhancements in the past that resulted in lower quarterly revenue than anticipated. We may experience similar delays in product development and releases in the future, and any delay in product introduction could adversely affect our ability to compete, causing our operating results to be below our expectations or the expectations of public market analysts or investors.

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

Most of Our Revenue is Derived From Sales of Three Product Families, So We are Dependent on Widespread Market Acceptance of These Products

During the three months ended December 31, 2002, we derived substantially all of our revenue from sales of our Summit, BlackDiamond and Alpine products and related services. We expect that revenue from these product families will account for a substantial portion of our revenue for the foreseeable future. Accordingly, widespread market acceptance of our product families is vital to our future success. Factors that may affect the sales of our products, some of which are beyond our control, include:

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

Future Performance will Depend on the Introduction and Acceptance of New Products

Our future performance will also depend on the successful development, introduction, and market acceptance of new and enhanced products that address customer requirements in a timely and cost-effective manner. In particular, we are dependent upon the successful introduction of new products in calendar year 2003. In the past, we have experienced delays in product development and such delays may occur in the future. We are currently engaged in development of a third-generation chipset planned for use in future products. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. Therefore, to the extent customers defer or cancel orders in the expectation of new product releases, any delay in the development or introduction of new products could cause our operating results to suffer. The inability to achieve and maintain widespread levels of market acceptance for our current and future products may significantly impair our revenue growth.

If a Key Reseller, Distributor, or Other Significant Customer Cancels or Delays a Large Purchase, Our Net Revenue May Decline and the Price of Our Stock May Fall

To date, a limited number of resellers, distributors and other customers have accounted for a significant portion of our revenue. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected. For example, one distributor of Extreme Networks’ products accounted for 13% of Extreme Networks’ net revenue for the six months ended December 31, 2002 and one distributor of Extreme Networks’ products and one end-user customer accounted for 16% and 10% of Extreme Networks’ net revenue, respectively, for the six months ended December 31, 2001. Our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, so a substantial reduction or delay in sales of our products to a significant reseller, distributor or other customer could harm our business, operating results and financial condition. Although our largest customers may differ from period-to-period, we anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a relatively small number of customers, particularly in view of the relatively high per unit sales price of our products and long sales cycles.

While our financial performance depends on large orders from a limited number of key resellers, distributors and other significant customers, we do not have binding purchase commitments from any of them. For example:

•	our service providers and enterprise customers can stop purchasing, and our resellers and distributors can stop marketing, our products at any time;
•	our reseller agreements are non-exclusive and are for one-year terms, with no obligation upon the resellers to renew the agreements; and
•	our reseller, distributor and end-user customer agreements generally do not require minimum purchases.

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

We rely on independent contractors to manufacture our products. We do not have long-term contracts with any of these manufacturers. We currently utilize two companies for the manufacture of our products – Flextronics International, Ltd., located in San Jose, California and Guadalajara, Mexico and Plexus Corp., located in Nampa, Idaho and Penang, Malaysia. We have experienced delays in product shipments from contract manufacturers in the past, which in turn delayed product shipments to our customers. Similar or other problems may arise in the future, such as products of inferior quality, insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results.

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

Our Headquarters Are Located in Northern California and Certain of Our Contract Manufacturers Are Located Where Disasters May Occur That Could Disrupt Our Operations and Harm Our Business

Our corporate headquarters are located in Silicon Valley in Northern California. Historically, this region has been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economy and posed physical risks to our property. We have contract manufacturers located in Northern California and in Mexico where similar natural disasters and other risks may disrupt the local economy and pose physical risks to our property and the property of our manufacturers.

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

We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales, marketing and service, finance and operations personnel. The market for these personnel is competitive, especially in the San Francisco Bay Area, and we have had difficulty hiring employees, particularly engineers, in the timeframe we desire. In addition, retention has become more difficult for us and other public technology companies as a result of the stock market decline, which caused the price of many of our employees’ stock options to be above the current market price of our stock. There can be no assurance that we will be successful in attracting and retaining such personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring desired personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as new product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. We have from time to time been involved in claims like this with other companies and, although to date they have not resulted in material litigation, we do not know whether we will be involved in additional claims in the future as we seek to hire and retain qualified personnel or that such claims will not result in material litigation. We could incur substantial costs in litigating any such claims, regardless of the merits.

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

We Have Entered into Long-Term Lease Agreements for Several Facilities that are Currently Vacant and May be Difficult to Sublease due to Current Real Estate Market Conditions

We have certain long-term real estate lease commitments carrying future obligations for non-cancelable lease payments net of estimated sublease income. Reductions in our workforce and the restructuring of operations during fiscal year 2002 resulted in the need to consolidate certain of these leased facilities, located primarily in Northern California. We recorded excess facilities charges of $9.6 million in the second quarter of fiscal 2003 and $25.4 million during fiscal 2002. For more information, see Note 8 of “Notes to Condensed Consolidated Financial Statements,” above. We intend to sublease certain of these facilities and may obtain sublease income to offset the carrying costs of these facilities. However, based on a recent deterioration of real estate market conditions in connection with a downturn in the economy, we will not be able to sublease these facilities at the times or on the terms we anticipated when we took the excess facilities charge and therefore if the market does not improve, we may incur additional charges in the future. In addition, we may incur additional charges for excess facilities as a result of additional reductions in our workforce or future restructuring of operations. We will continue to be responsible for all carrying costs of these facilities until such time as we can sublease these facilities or terminate the applicable leases based on the contractual terms of the lease agreements, and these costs may have an adverse effect on our business, operating results and financial condition.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We are exposed to interest rate risk, primarily on our investment portfolio and long-term debt obligations. The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Long-term debt consists of $200.0 million of 3.5% convertible subordinated notes. The nominal interest rate on these notes is fixed and the notes provide for semi-annual interest payments of $3.5 million each June 1 and December 1. The notes are convertible into our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, subject to adjustment in certain events.

The following table presents the amounts of our cash equivalents, short-term investments, marketable securities and long-term debt that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2002 (dollars in thousands). This table does not include money market funds because those funds are not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
Included in cash and cash equivalents	$2,850			$2,850	$2,850
Weighted average interest rate	1.77%
Included in short-term investments	$119,904	$39,539		$159,443	$159,443
Weighted average interest rate	1.92%	3.92%
Included in marketable securities			$210,990	$210,990	$210,990
Weighted average interest rate			3.61%
Long-term debt			$200,000	$200,000	$152,032
Average fixed rate			3.50%

Exchange Rate Sensitivity

Currently, all of our sales and the majority of our expenses are denominated in United States dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the three and six months ended December 31, 2002 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant, in part because of our foreign exchange risk management process discussed below.

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). At December 31, 2002, these exposures amounted to $2.0 million and were partially offset by foreign currency forward contracts with a notional principal amount of $2.0 million (fair value of approximately $108,000). These contracts were traded in the last fiscal month of the quarter and have a final maturity of less than 45 days.

We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS 133. At December 31, 2002, these exposures amounted to $6.7 million and were partially offset by forward foreign currency contracts with a notional principal amount of $6.7 million (fair value of approximately $85,000). These contracts were traded in the last week of the quarter and have a final maturity of less than 60 days.

Typically, changes in the fair value of foreign exchange forward contracts are offset largely by changes upon remeasurement of the underlying assets and liabilities. These contracts have original maturities ranging from one to three months. We do not enter into foreign exchange forward contracts for speculative or trading purposes.

Investments in Equity Securities

We have historically made investments in several privately held companies. These nonmarketable investments are accounted for under the cost method, as ownership is less than 20 percent and we do not have the ability to exercise significant influence over the operating, financing and investing activities of the investee companies. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. It is possible that we could lose our entire initial investment in these companies. As a part of management’s process of regularly reviewing these investments for impairment, we recorded write-downs of $9.7 million in fiscal 2002 on certain investments, which were determined to be other than temporarily impaired. At December 31, 2002, the carrying value of our remaining investments was immaterial.

Item 4.    Controls and Procedures

a)	Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended within the 90 day period prior to the filing date of this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of that date.

b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II.    Other Information

Item 1.    Legal Proceedings

Other than the securities fraud class action lawsuit in the United States District Court for the Southern District of New York beginning on July 6, 2001, as described in Note 5 of “Notes to Condensed Consolidated Financial Statements,” we are not aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse effect on our business, operating results or financial condition. We may in the future be party to litigation arising in the course of our business, including claims that we allegedly infringe third-party patents, trademarks and other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 2.    Changes in Securities — None

Item 3.    Defaults Upon Senior Securities — None

Item 4.    Submission of Matters to a Vote of Security Holders

Extreme Networks held its Annual Meeting of Stockholders on December 4, 2002 to elect two class I directors and to ratify the appointment of independent auditors of Extreme Networks.

At the Annual Meeting the preceding proposals were voted on with the following results:

	For	Votes Against	Withheld	Abstain
Elect Gordon L. Stitt	85,187,951	—	13,033,008	—
Elect Kenneth Levy	97,689,390	—	531,569	—
Ratify the appointment of independent auditors	92,457,166	5,147,075	—	616,717

Item 5.    Other Information — None

Item 6.    Exhibits and Reports on Form 8-K

a)	Exhibits:

99.1	Certification of Chief Executive Officer
99.2	Certification of Principal Accounting Officer

b)	Reports on Form 8-K — None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC.

(Registrant)

/s/    HAROLD L. COVERT

HAROLD L. COVERT

Vice President, Chief Financial Officer

and Secretary

February 11, 2003

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

Dated: February 11, 2003	/s/ GORDON L. STITT
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

Dated: February 11, 2003	/s/ HAROLD L. COVERT
Harold L. Covert Chief Financial Officer