Form 10-Q
period 2003-03-30
EXTREME NETWORKS INC
filed 2003-05-12
CIK 1078271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-25711

EXTREME NETWORKS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	77-0430270
[State or other jurisdiction of incorporation or organization]	[I.R.S Employer Identification No.]

3585 Monroe Street Santa Clara, California	95051
[Address of principal executive offices]	[Zip Code]

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at May 2, 2003 was 116,386,108.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 30, 2003

Part I. Financial Information

Item 1. Financial Statements

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 30, 2003	June 30, 2002
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$39,717	$71,830
Short-term investments	120,511	164,667
Accounts receivable, net	18,650	51,344
Inventories, net	23,994	24,627
Deferred income taxes	42,905	42,882
Prepaid expenses and other current assets	18,806	13,126

Total current assets	264,583	368,476
Property and equipment, net	78,391	99,551
Marketable securities	247,122	163,560
Deferred income taxes	109,979	90,617
Other assets	14,652	13,547

TOTAL ASSETS	$714,727	$735,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,232	$29,215
Accrued compensation and benefits	12,803	12,082
Restructuring liabilities	5,354	3,525
Lease commitments	6,386	8,063
Accrued warranty	10,173	9,055
Deferred revenue	47,495	40,772
Other accrued liabilities	18,238	23,913

Total current liabilities	123,681	126,625
Long-term deposit	272	272
Restructuring liabilities, less current portion	22,602	19,896
Convertible subordinated notes	200,000	200,000

Total liabilities	346,555	346,793
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock and capital in excess of par value	657,912	653,547
Deferred stock compensation	(4,819)	(10,167)
Accumulated other comprehensive income	3,454	1,851
Accumulated deficit	(288,375)	(256,273)

Total stockholders’ equity	368,172	388,958

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$714,727	$735,751

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002
Net revenue	$85,213	$111,132	$275,998	$328,487

Costs and expenses:
Cost of revenue	46,469	47,219	142,894	181,981
Sales, marketing and service	29,830	34,281	93,480	106,969
Research and development	13,749	15,396	41,676	46,411
General and administrative	6,328	6,294	19,992	20,381
Impairment of acquired intangible assets	—	89,752	—	89,752
Amortization of deferred stock compensation	1,564	2,437	5,348	7,965
Amortization of goodwill	—	11,468	—	33,478
Amortization of purchased intangible assets	—	1,218	—	3,641
Restructuring charge	—	73,570	14,187	73,570
Property and equipment write-off	—	—	12,678	—

Total costs and expenses	97,940	281,635	330,255	564,148

Operating loss	(12,727)	(170,503)	(54,257)	(235,661)
Loss on investments	—	(3,657)	—	(9,657)
Other income, net	990	801	2,860	4,924

Loss before income taxes	(11,737)	(173,359)	(51,397)	(240,394)

Benefit for income taxes	(4,105)	(33,560)	(19,295)	(53,935)

Net loss	$(7,632)	$(139,799)	$(32,102)	$(186,459)

Net loss per share—basic and diluted	$(0.07)	$(1.23)	$(0.28)	$(1.66)

Shares used in per share calculation—basic and diluted	115,501	113,281	114,913	112,638

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 30, 2003	March 31, 2002
Cash flows from operating activities:
Net loss	$(32,102)	$(186,459)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	20,227	23,644
Amortization of goodwill	—	33,478
Amortization of purchased intangible assets	—	3,641
Impairment of acquired intangible assets	—	89,752
Provision for doubtful accounts	—	2,700
Provision for inventory
Deferred income taxes	(19,385)	(55,077)
Restructuring charge and property and equipment write-off	26,865	73,095
Amortization of deferred stock compensation	5,348	7,965
Write-down of investments	—	9,657
Compensation expense for options granted to consultants	—	630
Changes in operating assets and liabilities:
Accounts receivable	32,694	4,746
Inventories	633	24,640
Prepaid expenses and other current and noncurrent assets	(6,785)	(3,751)
Accounts payable	(5,983)	850
Accrued compensation and benefits	(1,997)	(2,054)
Restructuring liabilities	(5,041)	—
Lease commitments	(1,677)	(482)
Accrued warranty	1,118	6,044
Deferred revenue	6,723	15,875
Other accrued liabilities	(5,675)	1540
Long term deposit	—	67

Net cash provided by operating activities	14,963	50,501

Cash flows from investing activities:
Capital expenditures	(13,638)	(30,337)
Purchases and maturities of investments, net	(37,803)	(94,149)
Acquisition of business	—	(14,920)

Net cash used in investing activities	(51,441)	(139,406)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,365	8,904
Proceeds from issuance of convertible subordinated notes, net	—	193,537

Net cash provided by financing activities	4,365	202,441

Net increase (decrease) in cash and cash equivalents	(32,113)	113,536
Cash and cash equivalents at beginning of period	71,830	87,722

Cash and cash equivalents at end of period	$39,717	$201,258

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Our fiscal year is a 52/53-week fiscal accounting year that closes on the Sunday closest to June 30th every year. Fiscal 2003 and 2002 are 52-week fiscal years. The third quarter of fiscal 2003 closed on March 30, 2003 and comprised 13 weeks of revenue and expense activity.

Basis of Presentation

The unaudited condensed consolidated financial statements of Extreme Networks have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at June 30, 2002 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

The unaudited financial statements reflect all adjustments that are, in the opinion of management, consisting only of normal recurring adjustments necessary to a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at March 30, 2003. The results of operations for the nine months ended March 30, 2003 are not necessarily indicative of the results that may be expected for fiscal 2003 or any future periods.

Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2003 presentation. Such reclassifications have not impacted previously reported revenues, operating income (loss) or net income (loss).

Principles of Consolidation

The consolidated financial statements include the accounts of Extreme Networks and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated. Investments in which management intends to maintain more than a temporary 20% to 50% interest, or otherwise has the ability to exercise significant influence, are accounted for under the equity method. Investments in which we own less than a 20% interest and do not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value.

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

Cash Equivalents, Short-Term Investments and Marketable Securities

Highly liquid investment securities with insignificant interest rate risk and with original maturities of three months or less at date of purchase are classified as cash equivalents. Investment securities with original maturities greater than three months and remaining maturities of less than one year are classified as short-term investments. Investment securities with remaining maturities greater than one year are classified as marketable securities. Our investments are comprised solely of U.S., state and municipal government obligations and corporate securities.

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

We have certain other minority investments in privately held companies. These investments are included in other assets on the balance sheet and are carried at cost. We monitor these investments for other than temporary impairment and make appropriate reductions in carrying values when necessary. We did not record any write-downs of our privately held investments for the three or nine months ended March 30, 2003. We recorded write-downs of $9.7 million related to impairments of our privately held investments for the nine months ended March 31, 2002. Investments in privately held companies with a carrying value of $0.2 million remained as of March 30, 2003.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market (on a first-in, first-out basis). Inventories consist of (in thousands):

	March 30, 2003	June 30, 2002
Raw materials	$2,203	$3,052
Finished goods	21,791	21,575

Total	$23,994	$24,627

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments. The fair value of the convertible subordinated notes due 2006 is estimated using quoted market prices.

Concentration of Credit Risk and Significant Customers

We may be subject to concentration of credit risk as a result of certain financial instruments consisting principally of marketable investments and accounts receivable. We have placed our investments with high-credit quality issuers. We will not invest an amount exceeding 10% of our combined cash, cash equivalents, short-term investments and marketable securities in the securities of any one obligor or maker, except for obligations of the United States government, obligations of United States government agencies and money market accounts. We perform ongoing credit evaluations of our customers and do not require collateral in exchange for credit. We endeavor to keep pace with the networking industry by adopting credit policies and standards in view of assessable risks.

In regard to customer concentration, two distributors of Extreme Networks’ products accounted for 13% and 11% of our net revenue and one reseller of our products accounted for 10% of our net revenue for the three months ended March 30, 2003. One distributor of Extreme Networks’ products and one end-user customer accounted for 13% and 14% of our net revenue for the three months ended March 31, 2002, respectively. One distributor of Extreme Networks’ products accounted for 12% and 15% of Extreme Networks’ net revenue for the nine months ended March 30, 2003 and March 31, 2002, respectively.

Revenue Recognition

We derive the majority of our revenue from sales of our stackable and chassis-based networking equipment, with the remaining revenue generated from service fees relating to the maintenance and installation of, and training on, our products. Our revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. We generally recognize product revenue from end-user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. When significant obligations or contingencies remain after products are delivered, such as installation or customer acceptance, revenue and related costs are deferred until such obligations or contingencies are satisfied. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which typically ranges from one to five years. When we provide a combination of products and services to customers, revenue is allocated based on the relative fair values.

We make certain sales to partners in two-tier distribution channels. The first tier consists of a limited number of independent distributors that sell primarily to resellers and, on occasion, to end-user customers. Under specified conditions, we grant these distributors the right to return a portion of unsold inventory to us for the purpose of stock rotation. Therefore, we defer the recognition of revenue on sales to distributors until the distributors sell the product, as evidenced by a monthly sales-out report that the distributors provide to us. The second tier of the distribution channel consists of a large number of third-party resellers that sell directly to end-users and are not granted return privileges, except for defective products.

Warranty Reserves

Our hardware warranty period is typically 12 months from the date of shipment to end users and 14 months from the date of shipment to channel partners, which include resellers and distributors. Upon shipment of products to our customers, including both end users and channel partners, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability for this amount.

The determination of warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust these accruals at each balance sheet date in accordance with changes in these factors. Changes in our accrued warranty liability account for the three and nine months ended March 30, 2003 are as follows (in millions):

	Three Months Ended March 30, 2003	Nine Months Ended March 30, 2003
Balance beginning of period	$10.2	$9.1
Warranties issued	4.1	12.2
Settlements made	(4.1)	(13.1)
Change in estimate related to accrued warranty	—	2.0

Balance end of period	$10.2	$10.2

Disclosure about Segments of an Enterprise and Geographic Areas

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers with respect to the allocation of resources and performance.

We operate in one segment, the development and marketing of network infrastructure equipment. We conduct business globally and are managed geographically. Revenue is attributed to a geographical area based on the location of the customers.

As of March 30, 2003, substantially all of our assets were attributable to our operations conducted in the United States.

Goodwill and Purchased Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. We adopted this statement July 1, 2002. In accordance with SFAS 142, we ceased amortizing goodwill as of July 1, 2002. Goodwill at July 1, 2002 was $1.0 million.

The following table presents the impact of SFAS 142 on net loss and net loss per share had the standard been in effect for the three and nine months ended March 31, 2002 (in thousands, except per-share amounts):

	Three Months Ended March 31, 2002	Nine Months Ended March 31, 2002
Net loss—as reported	$(139,799)	$(186,459)
Adjustments:
Amortization of goodwill	11,468	33,478
Income tax effect	(4,014)	(11,717)

Net adjustments	7,454	21,761

Net loss—adjusted	$(132,345)	$(164,698)

Net loss per share—basic and diluted—as reported	$(1.23)	$(1.66)

Net loss per share—basic and diluted—adjusted	$(1.17)	$(1.46)

We are required to perform a goodwill impairment test on an annual basis and between annual tests in certain circumstances. No impairment of goodwill was recognized as of March 30, 2003. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Income Taxes

Income tax expense (benefit) is based on pre-tax financial accounting income (loss). Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Computation of Net Income (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options, warrants, convertible subordinated notes and convertible securities. Dilutive earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings (loss) per share calculation plus the dilutive effect of options, warrants, convertible subordinated notes and convertible securities. Diluted net loss per share was the same as basic net loss per share for the three and nine months ended March 30, 2003 and March 31, 2002 because we had net losses for those periods. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002
Net loss	$(7,632)	$(139,799)	$(32,102)	$(186,459)

Weighted-average shares of common stock outstanding	115,887	114,535	115,552	114,138
Less: Weighted-average shares subject to repurchase	(386)	(1,254)	(639)	(1,500)

Weighted-average shares used in per share calculation—basic and diluted	115,501	113,281	114,913	112,638

Net loss per share—basic and diluted	$(0.07)	$(1.23)	$(0.28)	$(1.66)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002
Stock options outstanding	1,116	2,876	1,587	3,517
Unvested common stock subject to repurchase	386	1,254	639	1,500
Convertible subordinated notes	9,542	9,542	9,542	4,241

Total potential shares of common stock excluded from the computation of earnings per share	11,044	13,672	11,768	9,258

Stock Based Compensation

Extreme Networks has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Extreme Networks’ employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in Extreme Networks’ financial statements.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123. This information is required to be determined as if Extreme Networks had accounted for its employee stock options and shares issued under the 1999 Purchase Plan under the fair value method of that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The following pro forma information sets forth our net loss and net loss per share assuming that we had used the SFAS 123 fair value method in accounting for employee stock options and purchases (in thousands, except per share amounts):

	Three Months Ended March 30, 2003	Nine Months Ended March 30, 2003
Net loss—as reported	$(7,632)	$(32,102)
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(8,227)	(30,022)

Pro forma net loss	$(15,859)	$(62,124)

Basic and diluted net loss per share
As reported	$(0.07)	$(0.28)

Pro forma	$(0.15)	$(0.61)

Derivatives

We use derivative financial instruments to manage exposures to foreign currency. Our objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. We do not enter into foreign exchange forward contracts for speculative or trading purposes. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a fair value hedge, the gain or loss is recognized in other income, net in the period of change together with the offsetting gain or loss on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and is subsequently reclassified into sales, marketing and service expense upon occurrence of the forecasted transaction. The ineffective portion of the gain or loss is reported in other income, net immediately.

Foreign Currency Hedging

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts between the parent company in the United States and our foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States dollars for consolidation purposes. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact overall financial results.

We have a program to reduce the effect of foreign exchange transaction gains and losses from recorded foreign currency-denominated assets and liabilities. This program involves the use of foreign exchange forward contracts in Japanese Yen, the Euro, the Swedish Krona and the British Pound. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent United States dollar payment equal to the value of such exchange. Under this program, increases or decreases in our foreign currency transactions are substantially offset by gains and losses on the forward contracts, so as to mitigate the possibility of significant foreign currency transaction gains and losses. Typically, changes in the fair value of foreign exchange forward contracts are offset largely by changes upon remeasurement of the underlying assets and liabilities.

We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, (“SFAS 133”). At March 30, 2003, these exposures amounted to $4.3 million and were partially offset by foreign currency forward contracts with a notional principal amount of $4.3 million (fair value of approximately $178,000). These contracts were traded in the last month of the quarter and have a final maturity of less than 45 days.

We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS 133. At March 30, 2003, these exposures amounted to $6.6 million and were partially offset by forward foreign currency contracts with a notional principal amount of $6.6 million (fair value of approximately $43,000). These contracts were traded in the last week of the quarter and have a final maturity of less than 60 days.

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

Recently Issued Accounting Standards

Exit or Disposal Activities

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The scope of SFAS 146 also covers termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement, costs related to terminating a contract that is not a capital lease and costs to consolidate facilities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on Extreme Networks’ operating results or financial position.

Guarantor’s Accounting and Disclosure Requirements for Guarantees

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. We have determined that the requirements of FIN 45 apply to our standard product warranty, to a guarantee of a lease obligation of one of our contract manufacturers, to letters of credit issued under our line of credit and to indemnification obligations contained in commercial agreements, including customary intellectual property indemnification for our products contained in agreements with our resellers and end-users.

Accounting for Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure an Amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS 148 are effective for fiscal years ending after December 15, 2002. The disclosure provision of SFAS 148 is effective for interim periods beginning after December 15, 2002. Extreme Networks follows APB 25 in accounting for its employee stock options.

Revenue Arrangements with Multiple Deliverables

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Extreme Networks is currently evaluating the effect that the adoption of EITF 00-21 will have on its results of operations and financial condition.

3. CHANGES IN ACCOUNTING POLICY

Effective July 1, 2002, we changed our capitalization policy for property and equipment from $1,000 to $3,000. Since the original policy was put into place, we have increased our scale of operations. As a result, tracking assets less than $3,000 became impracticable. The impact of the change on the accompanying financial statements was not material for any periods presented.

We purchase assets manufactured by our competitors in order to evaluate their products. Our policy in the past has been to depreciate these assets over three years. We have changed our estimate of the useful life of these assets to one year to match with the currently anticipated use of this equipment. The new one-year life has been applied prospectively to any competitive equipment purchased on or after September 30, 2002. The impact of the change on results of operations was not material for any periods presented.

4. BUSINESS COMBINATIONS AND INVESTMENTS

During fiscal 2001, we acquired two privately held companies in which we previously held minority interests: Optranet, Inc. (“Optranet”), a developer of broadband access equipment, and Webstacks, Inc. (“Webstacks”), a developer of content switching equipment. A related party of ours was a significant investor in Optranet at the time of our initial investment and the subsequent acquisition. In addition, a related party of ours was a significant investor in Webstacks at the time of our initial investment and the subsequent acquisition. In connection with these acquisitions, we acquired all of the outstanding stock and assumed all of the outstanding stock options of the respective acquirees. Both acquisitions were accounted for as purchase business combinations.

We recognized deferred stock-based compensation associated with unvested stock options issued to employees that were assumed in conjunction with the acquisition of Optranet and Webstacks. This amount is included as a component of stockholders’ equity and is being amortized ratably by charges to operations over the vesting period of the options. The amortization of stock-based compensation associated with the acquisition of Optranet was $1.4 million and $2.2 million for the three months ended March 30, 2003 and March 31, 2002, respectively, and was $4.8 million and $7.2 million for the nine months ended March 30, 2003 and March 31, 2002, respectively. The amortization of stock-based compensation associated with the acquisition of Webstacks was $0.2 million and $0.2 million for the three months ended March 30, 2003 and March 31, 2002, respectively, and was $0.6 million and $0.8 million for the nine months ended March 30, 2003 and March 31, 2002, respectively. The amortization of stock-based compensation relates to options awarded to employees in research and development.

During the third quarter of fiscal 2002, Extreme Networks determined that there was other than temporary impairment of substantially all of the goodwill and purchased intangible assets related to these acquisitions. See Note 11.

5. COMMITMENTS AND CONTINGENCIES

Line of Credit

We have a revolving line of credit for $10.0 million with a major lending institution. Borrowings under this line of credit bear interest at the bank’s prime rate. As of March 30, 2003, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of March 30, 2003, we had letters of credit totaling $2.1 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of March 30, 2003. The line of credit expires on November 30, 2003.

Leases

In June 2000, we entered into two operating lease agreements for approximately 16 acres of land and the accompanying 275,000 square feet of buildings to house our primary facility in Santa Clara, California (the “Property”). The two lease agreements required the purchase of the Property at the end of the lease term and provided the option to purchase the Property at any time during the lease term. In April 2002, we exercised the option to purchase the Property and title to the Property was transferred to us in May 2002. We were obligated to pay a total of $80.0 million for the Property. As part of the original lease transactions, $80.0 million of our investment securities served as collateral for specified obligations under the lease agreements. We transferred the $80.0 million of investment securities held as security for the lease obligations to the lessor as payment for the Property.

At the time of exercise of the option to purchase the Property, the appraised value of the land and buildings was $38.0 million. We recognized a charge, net of a $3.0 million improvement allowance, of $39.0 million in the third quarter of fiscal 2002. The land and buildings are included in our consolidated balance sheet as of March 30, 2003 and June 30, 2002.

As part of our business relationship with MCMS, Inc., the predecessor-in-interest to Plexus Corp., we entered into a $9.0 million operating equipment lease for manufacturing equipment in September 2000 with a third-party financing company; we, in turn, subleased the equipment to MCMS. The equipment lease with the third-party financing company requires us to make monthly payments through June 2010 and to maintain specified financial covenants related to profitability and our cash to debt ratio with which we were in compliance as of March 30, 2003. The liability related to this lease is included in lease commitments on the balance sheet.

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

On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased our common stock from April 8, 1999 through December 6, 2000. It names as defendants Extreme Networks; six of our present and former officers; and several investment banking firms that served as underwriters of our initial public offering and October 1999 secondary offering. Subsequently, plaintiffs and one of the individual defendants stipulated to a dismissal of that defendant without prejudice. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The Securities Act of 1933 allegations against our officers and us are made as to the secondary offering only. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. On July 15, 2002, we (and the other issuer defendants) filed a motion to dismiss. On February 19, 2003, the Court ruled on the motions to dismiss. The Court denied the motions to dismiss claims under the Securities Act of 1933. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against Extreme Networks and 184 other issuer defendants, on the basis that the complaints alleged that the respective issuers had acquired companies or conducted follow-on offerings after their initial public offerings. The Court denied the motion to dismiss the claims under Section 10(a) and 20(a) of the Securities Exchange Act of 1934 against the remaining Extreme Networks individual defendants and 59 other individual defendants, on the basis that the respective amended complaints alleged that the individuals sold stock. We cannot assure you that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

On March 14, 2001, Nortel Networks, Inc. and Nortel Networks Limited (collectively, “Nortel”) filed suit against Extreme Networks in the United States District Court for the District of Massachusetts, Civil Action No. 01-10443EFH (the “Case”). The complaint alleged willful infringement of U.S. Patent Nos. 5,790,554; 5,490,252; 5,408,469; 5,398,245; 5,159,595 and 4,736,363, and sought, among other findings, a judgment against us for infringement of the six patents, which allegations we vigorously opposed. Following limited pre-trial discovery and negotiation, Nortel and we agreed on September 17, 2002 to a settlement of all claims. As part of the settlement, the parties agreed to a prospective five-year cross-license with respect to the patents covering technologies that were at issue in the Case. The Case was dismissed with prejudice on September 20, 2002.

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

6. EMPLOYEE STOCK PLANS

1999 Employee Stock Purchase Plan

In January 1999, the board of directors approved the adoption of Extreme Networks’ 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”). A total of 4,000,000 shares of common stock have been reserved for issuance under the 1999 Purchase Plan. The 1999 Purchase Plan permits eligible employees to acquire shares of Extreme Networks’ common stock through periodic payroll deductions of up to 15% of total compensation. No more than 1,250 shares may be purchased on any purchase date per employee. Each offering period will have a maximum duration of 12 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of Extreme Networks’ common stock on the first day of the applicable offering period or on the last day of the respective purchase period. Through March 30, 2003, 2,426,730 shares had been purchased under the 1999 Purchase Plan.

Amended 1996 Stock Option Plan

The Amended 1996 Stock Option Plan (the “1996 Plan”) was originally adopted in September 1996 and amended in January 1999. Under the Plan, options may be granted for common stock, pursuant to actions by the board of directors, to eligible participants. A total of 50,586,572 shares have been reserved under the 1996 Plan. Options granted are exercisable as determined by the board of directors. Options vest over a period of time as determined by the board of directors, generally four years. The term of the 1996 Plan is ten years. Options to purchase approximately 0 and 12,201 shares of common stock had been exercised as of March 30, 2003 and June 30, 2002, respectively, but are subject to repurchase until vested. As of March 30, 2003, 11,964,129 shares were available for future grant under the 1996 Plan.

2000 Stock Option Plan

In March 2000, the board of directors adopted the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”). Options may be granted for common stock, pursuant to actions by the board of directors, to eligible participants. Generally, only non-officer employees are eligible to participate in this stock plan, except that options may be granted to officers under this plan in connection with written offers of employment. A total of 4,000,000 shares have been reserved under the 2000 Plan. Options vest over a period of time as determined by the board of directors, generally four years. The term of the 2000 Plan is ten years. As of March 30, 2003, 2,246,595 shares were available for future grant under the 2000 Plan. In February 2003, the board of directors approved an amendment to the 2000 Plan to allow for the issuance of stock appreciation right awards, restricted stock and restricted stock units.

2001 Stock Option Plan

In May 2001, the board of directors adopted the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”). Options may be granted for common stock, pursuant to actions by the board of directors, to eligible participants. Generally, only non-officer employees are eligible to participate in this stock plan, except that options may be granted to officers under this plan in connection with written offers of employment. A total of 4,000,000 shares have been reserved under the 2001 Plan. Options vest over a period of time as determined by the board of directors, generally four years. The term of the 2001 Plan is ten years. As of March 30, 2003, 238,720 shares were available for future grant under the 2001 Plan. In February 2003, the board of directors approved an amendment to the 2001 Plan to allow for the issuance of stock appreciation right awards, restricted stock and restricted stock units.

The following table summarizes stock option activity under all plans:

	Number of Shares	Weighted- Average Exercise Price Per Share
Options outstanding at July 1, 2001	24,977,373	$27.69
Granted	13,029,329	$12.00
Exercised	(900,779)	$3.80
Canceled	(9,283,219)	$40.03

Options outstanding at June 30, 2002	27,822,704	$17.00
Granted	2,958,495	$5.91
Exercised	(282,194)	$2.39
Canceled	(5,176,855)	$21.45

Options outstanding at March 30, 2003	25,322,150	$14.96

In connection with the acquisitions of Optranet and Webstacks, Extreme Networks assumed the stock option plans of each company. During fiscal 2001, approximately 608,401 and 115,676 shares of Extreme Networks’ common stock were reserved for issuance under the assumed plans of Optranet and Webstacks, respectively. Options to purchase approximately 98,378 and 198,925 shares of common stock have been exercised under the Optranet plan as of March 30, 2003 and June 30, 2002, respectively, but are subject to repurchase until vested. Options to purchase approximately 203,309 and 564,130 shares of common stock have been exercised under the Webstacks plan as of March 30, 2003 and June 30, 2002, respectively, but are subject to repurchase until vested.

The following table summarizes significant ranges of outstanding and exercisable options at March 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
		(In years)
$ 0.01 – 7.97	6,977,840	7.75	$4.94	3,379,890	$3.30
$ 8.31 – 12.76	8,560,876	9.01	$11.96	3,453,127	$12.36
$ 12.90 – 30.28	6,302,718	7.79	$18.33	4,447,735	$18.20
$ 30.30 – 91.38	3,480,716	6.92	$37.21	2,696,892	$36.71

$ 0.01 – 91.38	25,322,150	8.07	$14.96	13,977,644	$16.72

Options to purchase 11,523,895 shares were exercisable at June 30, 2002 with a weighted-average exercise price of $17.56.

7. INCOME TAXES

We have recorded tax benefits of $4.1 million and $19.3 million for the three and nine months ended March 30, 2003, respectively. The benefits for the three and nine months ended March 30, 2003 reflect effective tax rates of 35.0% and 37.5%, respectively, which differ from the statutory rate primarily due to the impact of research and experimentation credits and the tax impact of foreign operations.

8. COMPREHENSIVE INCOME (LOSS)

The following are the components of accumulated other comprehensive income, net of tax (in thousands):

	March 30, 2003	June 30, 2002
Unrealized gain on investments	$2,987	$1,801
Change in fair value of derivatives	1	(113)
Foreign currency translation adjustments	466	163

Accumulated other comprehensive income	$3,454	$1,851

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002
Net loss	$(7,632)	$(139,799)	$(32,102)	$(186,459)

Other comprehensive income (loss):
Change in unrealized gain on investment, net	31	(1,850)	1,186	(1,438)
Change in unrealized loss on derivatives	(141)	174	114	15
Change in accumulated translation adjustments	473	(70)	303	(327)

Total comprehensive loss	$(7,269)	$(141,545)	$(30,499)	$(188,209)

9. RESTRUCTURING CHARGE AND PROPERTY AND EQUIPMENT WRITE-OFF

Restructuring

During the three months ended December 29, 2002, we recorded a restructuring charge of $14.2 million. The restructuring charge included excess facilities charges of $9.6 million, severance charges of $2.7 million and asset impairments of $1.9 million. The excess facilities charge represents an increase to the charge recognized during fiscal 2002 for the domestic and international facilities discussed below. The commercial real estate market has continued to deteriorate since the initial charge was recorded in the third quarter of fiscal 2002 necessitating an increase in reserves that takes into consideration the unfavorable difference between lease obligation payments and projected sublease receipts. The severance charges related to a reduction in total staff during the quarter ended December 29, 2002 of approximately 100 people, or 10% of the total workforce, across all departments. The asset impairment charge relates to the write-off of leasehold improvements and office furniture related to excess facilities.

During the third quarter of fiscal 2002, we implemented a restructuring plan to lower our overall cost structure. Restructuring charges of $73.6 million included a $39.0 million charge related to the exit of two facility leases we entered into in June 2000, as described in Note 5 under the subheading “Leases.” The actual cost could differ from this estimate, and additional facilities charges could be incurred if we are unsuccessful in negotiating reasonable termination fees on certain facilities, if facility operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities, or if other estimates and assumptions change.

Excess facilities charges during the third quarter of fiscal 2002 were $25.4 million. These costs are the result of our decision to permanently reduce occupancy or vacate certain domestic and international facilities. The estimated facilities costs were based on current comparable rates for leases in the respective markets or estimated termination fees. We anticipate that we will continue to make cash outlays to meet lease obligations for these facilities in accordance with their terms, unless estimates and assumptions change or we are able to negotiate acceptable lease terminations prior to the anticipated termination dates for the applicable leases.

Asset impairments were $9.1 million for fiscal 2002. This charge represented the unamortized amount of the assets at the date a decision was made to discontinue use. These assets were not utilized subsequently or held for sale. They were either scrapped or abandoned.

Restructuring liabilities consist of (in thousands):

	Purchase of Leased Properties	Excess Facilities	Asset Impairments	Severance	Total
Charge in third quarter of fiscal 2002	$39,000	$25,432	$9,138	$—	$73,570
Write-offs	—	—	(9,138)	—	(9,138)
Cash payments	(39,000)	(2,011)	—	—	(41,011)

Balance at June 30, 2002	—	23,421	—	—	23,421
Charge in second quarter of fiscal 2003	—	9,576	1,893	2,718	14,187
Write-offs	—	—	(1,893)	—	(1,893)
Cash payments	—	(5,041)	—	(2,718)	(7,759)

Balance at March 30, 2003	—	27,956	—	—	27,956
Less: current portion	—	5,354	—	—	5,354

Restructuring liabilities at March 30, 2003, less current portion	$—	$22,602	$—	$—	$22,602

Property and equipment write-off

During the second quarter of fiscal 2003, we completed a property and equipment physical inventory in conjunction with the implementation of our new ERP system. The property and equipment physical inventory resulted in the identification of $12.7 million of property and equipment that was either no longer in service or not identifiable and therefore was written off during the second quarter of fiscal 2003.

10. PROVISION FOR INVENTORY

As a result of the rapid change in the market for networking products, we recorded $7.6 million and $39.2 million in charges for excess and obsolete inventory and non-cancelable purchase commitments in fiscal 2002 and 2001, respectively. The following is a summary of these charges and their disposition from the third quarter of fiscal 2001 to March 30, 2003 (in thousands):

	Inventory Allowance	Inventory Benefit Realized
Initial excess inventory charge in the third quarter of fiscal 2001	$39,205	$—
Additional excess inventory charge in the first quarter of fiscal 2002	5,000	—

	44,205

Usage:
Inventory scrapped	(19,888)	—
Sale of inventory	(5,154)	4,776
Inventory internally utilized	(893)	—
Settlement of purchase commitments	(15,437)	—

	(41,372)	$4,776

Remaining balance as of March 30, 2003	$2,833

11. IMPAIRMENT OF ACQUIRED INTANGIBLE ASSETS

In the third quarter of fiscal 2002, we recorded in operating expenses asset impairment charges totaling $89.8 million against certain acquired intangible assets and goodwill. The acquired intangible assets and goodwill that were impaired originated primarily from the acquisitions of Optranet in January 2001 and Webstacks in March 2001. A total of $1.0 million of carrying value of goodwill remained as of June 30, 2002 and March 30, 2003.

12. STOCK OPTION EXCHANGE PROGRAM

On March 25, 2003, we filed a Tender Offer Statement on Schedule TO with the SEC related to a voluntary stock option exchange program for our employees. Extreme Networks’ executive officers, directors and sales executives who report directly to the Vice President, Worldwide Sales were not eligible to participate in this program. Under the program, eligible employees were given the opportunity to voluntarily cancel unexercised vested and unvested stock options previously granted to them that had an exercise price greater than $12.00. The cancelled options were exchanged for replacement stock options to be granted at a future date. For each option for five shares tendered for cancellation, a new option for three shares will be granted to employees who elected to participate in the option exchange program. The replacement stock options will be granted with an exercise price equal to the fair market value of Extreme Networks stock on the date of grant, which will be at least six months plus one day after the option cancellation date of April 22, 2003. In order to receive new options, an employee must remain employed with Extreme Networks or one of our subsidiaries until the date when the replacement options are granted.

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

Revenue Recognition

We derive the majority of our revenue from sales of our stackable and chassis-based networking equipment, with the remaining revenue generated from service fees relating to the maintenance and installation of, and training on, our products. Our revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. We generally recognize product revenue from our end-user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. When significant obligations or contingencies remain after products are delivered, such as installation or customer acceptance, revenue and related costs are deferred until such obligations or contingencies are satisfied. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which typically range from one to five years. When we provide a combination of products and services to customers, revenue is allocated based on relative fair values.

We make certain sales to partners in two-tier distribution channels. The first tier consists of a limited number of independent distributors that sell primarily to resellers and, on occasion, to end-user customers. Under specified conditions, we grant the right to these distributors to return a portion of unsold inventory to us for the purpose of stock rotation. Therefore, we defer recognition of revenue on sales to these distributors until the distributors sell the product, as evidenced by a monthly sales-out report that each distributor provides to us. Our decision to defer revenue on these sales until the distributors sell the product required judgment. Others, in similar circumstances, may conclude it is appropriate to recognize revenue on such sales upon delivery to the distributor. The second tier of the distribution channel consists of a large number of third-party resellers that sell directly to end-users and are not granted return privileges, except for defective products.

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

Warranty Reserves

Networking products can contain undetected software or hardware errors when new products or new versions or updates of existing products are released to the marketplace. We have experienced such errors in connection with products and product upgrades. Our hardware warranty period is typically 12 months from the date of shipment to end-users and 14 months from the date of shipment to channel partners, which include resellers and distributors. Upon shipment of products to our customers, including both end-users and channel partners, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability for this amount.

Our determination of our warranty requirements is based on our actual historical experience with the product or product family, estimates of repair and replacement costs, and any product warranty problems that are identified after shipment. We estimate and adjust these accruals at each balance sheet date in accordance with changes in these factors. While we believe that our warranty accrual is adequate and that the judgments applied in calculating this accrual are appropriate, the assumptions used are based on estimates and estimated amounts could differ materially from our actual warranty expenses in the future.

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

Deferred Tax Asset Valuation Allowance

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not believed to be likely, a valuation allowance is established. For the nine months ended March 30, 2003 and for fiscal 2002 and fiscal 2001, we did not record a valuation allowance to reduce our deferred tax assets because we believed the amount was more likely than not to be realized. In the event that we are unable to realize some or all of the deferred tax assets in the future, an adjustment to the deferred tax assets will be charged to income in the period such determination is made.

Purchase Commitments

We currently have arrangements with two contract manufacturers for the manufacture of our products. Our arrangements allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by us. We are obligated to the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with the forecast, unless we give notice of order cancellation outside of applicable component lead-times. As of March 30, 2003, we were committed to purchase approximately $1.0 million of such inventory over the next four months. If actual demand for our products is below these projections, we may have excess inventory as a result of our purchase commitments of long lead-time components with our contract manufacturers. As a consequence, we may then need to record a charge to cost of revenue to reflect the impact of such excess purchase commitments.

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

Results of Operations

Net revenue. Net revenue decreased to $85.2 million for the three months ended March 30, 2003 from $111.1 million for the three months ended March 31, 2002, a decrease of $25.9 million. Net revenue decreased to $276.0 million for the nine months ended March 30, 2003 from $328.5 million for the nine months ended March 31, 2002, a decrease of $52.5 million. These decreases resulted from a decrease in our Japanese business of $15 million and $45 million for the three and nine months ended March 30, 2003, respectively, unfavorable global economic conditions, a shift in product mix and reduced pricing due to competitive pressures. Net service revenue decreased to $8.9 million for the three months ended March 30, 2003 from $9.5 million for the three months ended March 31, 2002, a decrease of $0.6 million. This decrease was primarily due to a decrease in professional service contracts partially offset by increased revenue related to service contracts. Net service revenue increased to $28.0 million for the nine months ended March 30, 2003 from $24.6 million for the nine months ended March 31, 2002, an increase of $3.4 million. This increase was primarily due to increased revenue related to service contracts offset partially by a decrease in revenue related to professional service contracts. Net service revenue is generally deferred and recognized ratably over the service period obligations, which typically range from one to five years.

For the nine months ended March 30, 2003 and March 31, 2002, sales to customers outside of the Americas accounted for approximately 60% and 67% of our net revenue, respectively. Sales to customers in the Americas for the nine months ended March 31, 2002 were adversely affected as a result of the events of September 11, 2001. We experienced a decrease in our Japanese business in the nine months ended March 30, 2003. We expect that export sales will continue to represent a significant portion of net revenue, although export sales may decline as a percentage of net revenue. All sales transactions are currently denominated in United States dollars.

During our 2002 and 2003 fiscal years, the United States economy has experienced a prolonged downturn for information technology products generally. We believe this phenomenon has adversely affected demand for our products and has made it increasingly more difficult to accurately forecast future production requirements. Our revenue for the first nine months of fiscal 2003 was adversely impacted by the continuing weakness and uncertainty in the economies of the United States and other industrialized countries. While we expect this economic downturn to continue for the remainder of fiscal 2003, we cannot predict the extent, severity or length of this economic downturn in the United States or in the other geographic regions where we currently sell our products. Further, we expect that our revenue during calendar 2003 will be significantly affected by the timing and success of the introduction of new products during the calendar year.

We are experiencing some erosion of average selling prices of our products due to a number of factors, including competitive pricing pressures, promotional pricing and rapid technological change. Our revenue is derived primarily from sales of our Summit, BlackDiamond and Alpine product families and fees for services relating to the installation and maintenance of, and training on, our products. The level of sales to any customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. Two distributors of Extreme Networks’ products accounted for 13% and 11% of our net revenue and one reseller of our products accounted for 10% of our net revenue for the three months ended March 30, 2003. One distributor of Extreme Networks’ products and one end-user customer accounted for 13% and 14% of our net revenue for the three months ended March 31, 2002, respectively. One distributor of Extreme Networks’ products accounted for 12% and 15% of Extreme Networks’ net revenue for the nine months ended March 30, 2003 and March 31, 2002, respectively.

For the three months ended December 29, 2002 and March 30, 2003, service revenue was greater than 10% of total revenue. As a result, we are undertaking the actions necessary to report gross margin for our service line of business. In order to do so, we will reclassify elements of service expense from “sales, marketing and service expenses” where they have been historically classified to “cost of service revenue.” This reclassification to cost of service revenue will decrease total gross margin but will not impact operating loss. We expect to provide this level of reporting in our Form 10-K for the year ending June 29, 2003.

Cost of revenue. Cost of revenue includes costs of raw materials, direct labor, manufacturing overhead and amounts paid to third-party contract manufacturers, and other costs related to warranty and service contract obligations. Net revenue less cost of revenue (gross profit) decreased to $38.7 million for the three months ended March 30, 2003 from $63.9 million for the three months ended March 31, 2002, a decrease of $25.2 million. Gross margin (gross profit as a percentage of net revenue) decreased to 45.5% for the three months ended March 30, 2003 from 57.5% for the three months ended March 31, 2002. These decreases in both the gross profit and gross margin were primarily due to an increase in service expenses due to a number of programs that we implemented to improve service delivery productivity and enhance customer satisfaction and also due to the decrease in our Japanese business.

Gross profit decreased to $133.1 million for the nine months ended March 30, 2003 from $146.5 million for the nine months ended March 31, 2002, a decrease of $13.4 million. This decrease in gross profit was mainly due to the decrease in revenue. Gross margin increased to 48.2% for the nine months ended March 30, 2003 from 44.6% for the nine months ended March 31, 2002. The increase in gross margin was primarily due to a one-time $31.4 million charge taken in the three months ended September 30, 2001 that caused gross margin for the nine months ended March 31, 2002 to be significantly lower after such charge. This charge was related to our outsourced manufacturing activities, and included a charge for leased equipment with one contract manufacturer as described below. The increase in gross margin attributable to the charge was offset partially by unfavorable changes in geographic gross margin contribution as well as a significant increase in expenses associated with repair and replacement of products in the nine months ended March 30, 2003.

During the nine months ended March 30, 2003, we experienced a higher than normal rate of product warranty expenses due to problems with several component parts within our products and our election, in some cases, to address these matters by replacing defective products with new products rather than refurbished replacements. We are in the process of implementing operational changes that are designed to reduce these expenses in the future, however, our gross margin will continue to be adversely affected until these new processes are fully implemented. In addition, during the three months ended March 30, 2003, service expenses increased at a faster rate than normal due to a number of programs that we implemented to improve service delivery productivity and enhance customer satisfaction. These programs consisted of two primary initiatives. The first is an increase in the number of service depots needed to carry inventory to provide fast and consistent response time to customers of our advanced hardware replacement program. The second program is designed to provide our service depots with inventories of the latest revisions of hardware and software to improve the functionality of equivalent to new repair parts and products that are used in our advanced hardware replacement program that have been charged to cost of revenue. The advanced hardware replacement program is a service offering that enables our customers during the normal warranty period, or under an extended service contract, to request and receive replacement products before they send back their products for maintenance or repair. These initiatives are well underway, but will take additional time to fully implement. We expect these initiatives to significantly reduce service and warranty expenses beginning in the first quarter of fiscal 2004. Further, until these programs are complete, we expect that the gross margins for our service business will not meet our long term objectives resulting from a higher than normal rate of expenses associated with the service of our products.

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

Our gross margin is variable and dependent on many factors, some of which are outside of our control. Some of the primary factors affecting gross margin include demand for our products, changes in our pricing policies and those of our competitors, and the mix of products sold. Our gross margin may be adversely affected by increases in material or labor costs, increases in warranty expense or the cost of providing services under extended service contracts, heightened price competition, obsolescence charges and higher inventory balances. In addition, our gross margin may fluctuate due to the mix of distribution channels through which our products are sold, including the effects of our two-tier distribution model. Any significant decline in sales to our resellers, distributors or end-user customers, or the loss of any of our key resellers, distributors or end-user customers could have a material adverse effect on our business, operating results and financial condition. In addition, an increase in distribution channels generally makes it more difficult to forecast the mix of products sold and the timing of orders from our customers. New product introductions may result in excess or obsolete inventories, which may also reduce our gross margin. Furthermore, if we are not able to reduce product or related warranty costs in future quarters, gross margin would continue to be adversely affected.

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

Sales, marketing and service expenses.  Sales, marketing and service expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support and service functions, as well as trade shows and promotional expenses. Sales and marketing expenses decreased to $29.8 million for the three months ended March 30, 2003 from $34.3 million for the three months ended March 31, 2002, a decrease of $4.5 million. Sales and marketing expenses decreased to $93.5 million for the nine months ended March 30, 2003 from $107.0 million for the nine months ended March 31, 2002, a decrease of $13.5 million. These decreases were primarily due to decreased payroll and related personnel expenses due to reduced headcount in sales and marketing, decreased depreciation and rent expense due to the restructuring charges and fixed asset write-offs taken in the three months ended December 29, 2002 and reduced spending for marketing programs. The rate of future spending in our sales, marketing and service expenses will largely depend on the pace of recovery in the market for networking products.

Research and development expenses. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products. Research and development expenses decreased to $13.7 million for the three months ended March 30, 2003 from $15.4 million for the three months ended March 31, 2002, a decrease of $1.7 million. Research and development expenses decreased to $41.7 million for the nine months ended March 30, 2003 from $46.4 million for the nine months ended March 31, 2002, a decrease of $4.7 million. These decreases were primarily due to decreased depreciation and rent expense due to the restructuring charges and fixed asset write-offs taken in the three months ended December 29, 2002. We expense all research and development expenses as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and as a result we expect these expenses will continue to be significant in future periods.

General and administrative expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses remained constant at $6.3 million for the three months ended March 30, 2003 and March 31, 2002. General and administrative expenses decreased to $20.0 million for the nine months ended March 30, 2003 from $20.4 million for the nine months ended March 31, 2002, a decrease of $0.4 million. This decrease was primarily due to a $2.7 million charge in the three months ended September 30, 2001 for bad debt expense and decreased rent expense in the nine months ended March 30, 2003 as a result of the restructuring charges, partially offset by increases in professional fees and insurance expense in the nine months ended March 30, 2003. The rate of future spending in our general and administrative expenses will largely depend on the pace of recovery in the market for networking products.

Impairment of acquired intangible assets. During the third quarter of fiscal 2002, we evaluated goodwill and purchased intangible assets associated with recent acquisitions for impairment. The assessment was performed as a result of weakening economic conditions and decreased current and expected future demand for certain categories of products in the markets in which we operate. As a result of the assessment, we recorded a charge to reduce goodwill and purchased intangible assets of $89.8 million.

Amortization of deferred stock compensation. Amortization of deferred stock compensation decreased to $1.6 million for the three months ended March 30, 2003 from $2.4 million for the three months ended March 31, 2002, a decrease of $0.8 million. Amortization of deferred stock compensation decreased to $5.3 million for the nine months ended March 30, 2003 from $8.0 million for the nine months ended March 31, 2002, a decrease of $2.7 million. Amortization of deferred stock compensation is attributable to unvested stock options issued to employees that we assumed in conjunction with the acquisitions of Optranet and Webstacks and is being amortized ratably by charges to operations over the vesting period of the options.

Amortization of goodwill and purchased intangible assets. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), as of July 1, 2002. SFAS 142 requires that goodwill and certain other intangible assets will no longer be amortized and will instead be tested for impairment at least annually and written down only when impaired. Accordingly, as of July 1, 2002, we stopped amortizing goodwill with a carrying value of $1.0 million. The cessation of amortization reduced amortization of goodwill and amortization of purchased intangible assets by $11.5 million and $1.2 million, respectively, for the three months ended March 30, 2003 as compared with the three months ended March 31, 2002. The cessation of amortization reduced amortization of goodwill and amortization of purchased intangible assets by $33.5 million and $3.6 million, respectively, for the nine months ended March 30, 2003 as compared with the nine months ended March 31, 2002.

Restructuring. During the second quarter of fiscal 2003, we recorded a restructuring charge of $14.2 million. The restructuring charge included excess facilities charges of $9.6 million, severance charges of $2.8 million and asset impairments of $1.8 million. The excess facilities charge represents an increase to the charge recognized during the third quarter of fiscal 2002. The commercial real estate market has continued to deteriorate since the initial charge was taken in the third quarter of fiscal 2002 necessitating an increase in reserves that take into consideration the unfavorable difference between lease obligation payments and projected sublease receipts. The severance charges were related to a reduction in total staff of approximately 100 people, or 10% of the total workforce, across all departments. The asset impairment charge relates to the write-off of leasehold improvements and office furniture related to excess facilities. As a result of these charges, our expense levels will be lowered in future quarters.

During the third quarter of fiscal 2002, we implemented a restructuring plan to lower our overall cost structure. Restructuring charges of $73.6 million included a $39.0 million charge related to the exit of two facility leases we entered into in June 2000, excess facilities charges of $25.4 million and a write-off of fixed assets of $9.1 million. The excess facilities charges were the result of our decision to permanently reduce occupancy or vacate certain domestic and international facilities. The asset impairment charge represented the unamortized amount of the assets at the date a decision was made to discontinue use. These assets were not utilized subsequently or held for sale. They were either scrapped or abandoned.

Property and equipment write-off. During the second quarter of fiscal 2003, we completed a property and equipment inventory in conjunction with the implementation of our new ERP system. The property and equipment inventory resulted in the identification of $12.7 million of property and equipment that was written off during the second quarter of fiscal 2003. As a result of this charge, depreciation expense will be lower in future quarters.

Loss on investments. Loss on investments was $9.7 million for the nine months ended March 31, 2002. We monitor our minority equity investments for impairment and make appropriate reductions in carrying values when necessary. No impairment write-downs were recorded during the nine months ended March 30, 2003.

Other income, net. Other income, net increased to $1.0 million for the three months ended March 30, 2003 from $0.8 million for the three months ended March 31, 2002, an increase of $0.2 million. This increase was due to an increase in translation gains on foreign currencies partially offset by a decrease in interest income due to decreased interest rates. Other income, net decreased to $2.9 million for the nine months ended March 30, 2003 from $4.9 million for the nine months ended March 31, 2002, a decrease of $2.0 million. This decrease was due to lower interest rates on our available investment balances and increased interest expense on the convertible subordinated notes issued in December 2001 and amortization of costs associated with those notes.

Income taxes. We recorded tax benefits of $4.1 million and $19.3 million for the three and nine months ended March 30, 2003, respectively. The benefits for the three and nine months ended March 30, 2003 result in effective tax rates of 35.0% and 37.5%, respectively, which differ from the statutory rate primarily due to the impact of research and experimentation credits and the tax impact of foreign operations. SFAS No. 109, Accounting for Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities increased to $407.4 million at March 30, 2003 from $400.1 million at June 30, 2002, an increase of $7.3 million. This increase was primarily due to cash provided by operating activities of $15.0 million and proceeds from issuance of common stock of $4.4 million, partially offset by capital expenditures of $13.6 million.

We generated $15.0 million in cash from operations in the nine months ended March 30, 2003 despite a net loss of $32.1 million. Accounts receivable decreased significantly to $18.7 million at March 30, 2003 from $51.3 million at June 30, 2002. Days sales outstanding in receivables decreased to a historical low of 20 days at March 30, 2003, from 41 days at June 30, 2002. The decreases in accounts receivable and days sales outstanding were primarily due to shipment linearity and improved collections performance. We do not believe this level of days sales outstanding is sustainable in the long term and expect days sales outstanding to increase toward more normal historical levels in the future. Inventory levels decreased to $24.0 million at March 30, 2003 from $24.6 million at June 30, 2002. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence caused by, among other things, declining demand, rapidly changing technology and customer requirements. Any significant increase in our inventory levels can be expected to reduce cash and cash equivalents, short-term investments and marketable securities.

We have a revolving line of credit for $10.0 million with Silicon Valley Bank. As of March 30, 2003, there were no outstanding borrowings under this facility. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line of credit. As of March 30, 2003, we had letters of credit totaling $2.1 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of March 30, 2003. The line of credit expires on November 30, 2003. It is our intention to renew this line of credit when it expires.

As part of our business relationship with MCMS, Inc., the predecessor-in-interest to Plexus Corp., we entered into a $9.0 million operating equipment lease for manufacturing equipment in September 2000 with a third-party financing company; we, in turn, subleased the equipment to MCMS. The equipment lease with the third-party financing company requires us to make monthly payments through June 2010 and to maintain specified financial covenants related to profitability and our cash to debt ratio with which we were in compliance as of March 30, 2003. The liability related to this lease is included in lease commitments on the balance sheet.

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

The following summarizes our contractual obligations (including interest payments) at March 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	After Three Years
Contractual Obligations:
Convertible subordinated notes	$228,000	$7,000	$14,000	$207,000
Non-cancelable operating lease obligations	53,077	9,514	17,996	25,567

Total contractual cash obligations	$281,077	$16,514	$31,996	$232,567

We did not have any material commitments for capital expenditures or non-cancelable purchase commitments as of March 30, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. We have determined that the requirements of FIN 45 apply to our standard product warranty, to a guarantee of a lease obligation of one of our contract manufacturers, to letters of credit issued under our line of credit and to indemnification obligations contained in commercial agreements, including customary intellectual property indemnification for our products contained in agreements with our resellers and end-users.

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

Risk Factors

We Are Not Profitable and We Cannot Assure You That We Will Be Profitable in the Future

Fiscal 2000 was the only year in which we have achieved profitability. We reported a loss for fiscal 2002, fiscal 2001 and for the first three quarters of fiscal 2003. We anticipate continuing to incur significant sales, marketing and service, product development and general and administrative expenses and, as a result, we will continue to need to rationalize expense levels and increase revenue levels to achieve profitability in future fiscal quarters.

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

When Our Products Contain Undetected Software or Hardware Errors, We Incur Significant Unexpected Expenses and Could Lose Sales

Network products frequently contain undetected software or hardware errors when new products or new versions or updates of existing products are first released to the marketplace. In the past, we have experienced such errors in connection with new products and product upgrades. We have experienced component problems which caused us to incur higher than expected warranty and service costs and expenses and to take an accrual for anticipated expenses. Such expenses adversely affected our results for fiscal 2002 and for at least the first three quarters of fiscal 2003. We have undertaken extensive efforts to address these issues, however until these programs are completed, these expenses are expected to exceed normal levels. In the future, we expect that, from time to time, such errors or component failures will be found in new or existing products after the commencement of commercial shipments including in the components we incorporate in our products. These problems may have a material adverse effect on our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems. Further, if products are not accepted by customers due to such defects, and such returns exceed the amount we accrued for defect returns based on our historical experience, our operating results would be adversely affected.

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

We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Grow Our International Sales Depends on Successfully Expanding Our International Operations

International sales constitute a significant portion of our net revenue. Our ability to grow will depend in part on the continued expansion of international sales. Sales to customers outside of the Americas accounted for approximately 60% and 67% of our net revenue, respectively, for the nine months ended March 30, 2003 and March 31, 2002. Our international sales primarily depend on the success of our resellers and distributors. The failure of our resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

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

Adjustments to the Size of Our Operations May Require Us to Incur Unanticipated Costs

Prior to the quarter ended April 1, 2001, we experienced rapid growth and expansion that placed, and may in the future place, a significant strain on our resources. Subsequent to that period, we have from time to time incurred unanticipated costs to downsize our operations to a level consistent with downward forecasts in sales. Even if we manage the current period of instability effectively, as well as possible expansion in the future, we may make mistakes in restructuring or operating our business such as inaccurate sales forecasting or incorrect material planning. Any of these mistakes may lead to unanticipated fluctuations in our operating results. We cannot assure you that we will be able to size our operations in accordance with growth or decline of our business in the future.

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

Most of Our Revenue is Derived From Sales of Three Product Families, So We are Dependent on Widespread Market Acceptance of These Products

During the three months ended March 30, 2003, we derived substantially all of our revenue from sales of our Summit, BlackDiamond and Alpine products and related services. We expect that revenue from these product families will account for a substantial portion of our revenue for the foreseeable future. Accordingly, widespread market acceptance of our product families is vital to our future success. Factors that may affect the sales of our products, some of which are beyond our control, include:

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

Future Performance will Depend on the Introduction and Acceptance of New Products

Our future performance will also depend on the successful development, introduction, and market acceptance of new and enhanced products that address customer requirements in a timely and cost-effective manner. In particular, we are dependent upon the successful introduction of new products in calendar year 2003. In the past, we have experienced delays in product development and such delays may occur in the future. We have recently announced a third-generation chipset for use in future products. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. Therefore, to the extent customers defer or cancel orders in the expectation of new product releases, any delay in the development or introduction of new products could cause our operating results to suffer. The inability to achieve and maintain widespread levels of market acceptance for our current and future products may significantly impair our revenue growth.

If a Key Reseller, Distributor, or Other Significant Customer Cancels or Delays a Large Purchase, Our Net Revenue May Decline and the Price of Our Stock May Fall

To date, a limited number of resellers, distributors and other customers have accounted for a significant portion of our revenue. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected. For example, one distributor of Extreme Networks’ products accounted for 12% and 15% of Extreme Networks’ net revenue for the nine months ended March 30, 2003 and March 31, 2002, respectively. Our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, so a substantial reduction or delay in sales of our products to a significant reseller, distributor or other customer could harm our business, operating results and financial condition. Although our largest customers may differ from period-to-period, we anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a relatively small number of customers, particularly in view of the relatively high per unit sales price of our products and long sales cycles.

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

We rely on independent contractors to manufacture our products. We do not have long-term contracts with any of these manufacturers. We currently utilize two companies for the manufacture of our products—Flextronics International, Ltd., located in San Jose, California and Guadalajara, Mexico and Plexus Corp., located in Nampa, Idaho and Penang, Malaysia. We have experienced delays in product shipments from contract manufacturers in the past, which in turn delayed product shipments to our customers. Similar or other problems may arise in the future, such as products of inferior quality, insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results.

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

On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased Extreme Networks’ common stock from April 8, 1999 through December 6, 2000. It names as defendants Extreme Networks; six of our present and former officers; and several investment banking firms that served as underwriters of our initial public offering and October 1999 secondary offering. Subsequently, plaintiffs and one of the individual defendants stipulated to a dismissal of that defendant without prejudice. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The Securities Act of 1933 allegations against our officers and us are made as to the secondary offering only. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. On July 15, 2002, we (and the other issuer defendants) filed a motion to dismiss. On February 19, 2003, the Court ruled on the motions to dismiss. The Court denied the motions to dismiss claims under the Securities Act of 1933. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against Extreme Networks and 184 other issuer defendants, on the basis that the complaints alleged that the respective issuers had acquired companies or conducted follow-on offerings after their initial public offerings. The Court denied the motion to dismiss the claims under Section 10(a) and 20(a) of the Securities Exchange Act of 1934 against the remaining Extreme Networks individual defendants and 59 other individual defendants, on the basis that the respective amended complaints alleged that the individuals sold stock. We cannot assure you that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

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

We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales, marketing and service, finance and operations personnel. The market for these personnel is competitive, especially in the San Francisco Bay Area, and we have had difficulty in hiring employees, particularly engineers, in the timeframe we desire. In addition, retention has become more difficult for us and other public technology companies as a result of the stock market decline, which caused the price of many of our employees’ stock options to be above the current market price of our stock. There can be no assurance that we will be successful in attracting and retaining such personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring desired personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as new product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. We have from time to time been involved in claims like this with other companies and, although to date they have not resulted in material litigation, we do not know whether we will be involved in additional claims in the future as we seek to hire and retain qualified personnel or that such claims will not result in material litigation. We could incur substantial costs in litigating any such claims, regardless of the merits.

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

We May Need Additional Capital to Fund Our Future Operations and, If It Is Not Available When Needed, We May Need to Reduce Our Planned Development and Marketing Efforts, Which May Reduce Our Net Revenue and Prevent Us From Achieving Profitability

We believe that our existing working capital and cash available from credit facilities and future operations, will enable us to meet our working capital requirements for at least the next 12 months. However, if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we may need additional capital. The development and marketing of new products and the expansion of reseller and distribution channels and associated support personnel requires a significant commitment of resources. In addition, if the markets for our products develop more slowly than anticipated, or if we fail to establish significant market share and achieve sufficient net revenue, we may continue to consume significant amounts of capital. As a result, we could be required to raise additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution of the shares held by existing stockholders. If additional funds are raised through the issuance of debt securities, such securities may provide the holders certain rights, preferences, and privileges senior to those of common stockholders, and the terms of such debt could impose restrictions on our operations. We cannot assure you that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

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

We Have Entered into Long-Term Lease Agreements for Several Facilities that are Currently Vacant and May be Difficult to Sublease due to Current Real Estate Market Conditions

We have certain long-term real estate lease commitments carrying future obligations for non-cancelable lease payments net of estimated sublease income. Reductions in our workforce and the restructuring of operations during fiscal year 2002 resulted in the need to consolidate certain of these leased facilities, located primarily in Northern California. We recorded excess facilities charges of $9.6 million in the second quarter of fiscal 2003 and $25.4 million during fiscal 2002. For more information, see Note 8 of “Notes to Condensed Consolidated Financial Statements,” above. We intend to sublease certain of these facilities and may obtain sublease income to offset the carrying costs of these facilities. However, based on the continuing deterioration of commercial real estate market conditions in connection with a downturn in the economy, we will not be able to sublease these facilities at the times or on the terms we anticipated when we took the excess facilities charge and therefore if the market does not improve, we may incur additional charges in the future. In addition, we may incur additional charges for excess facilities as a result of additional reductions in our workforce or future restructuring of operations. We will continue to be responsible for all carrying costs of these facilities until such time as we can sublease these facilities or terminate the applicable leases based on the contractual terms of the lease agreements, and these costs may have an adverse effect on our business, operating results and financial condition.

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

The following table presents the amounts of our cash equivalents, short-term investments, marketable securities and long-term debt that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 30, 2003 (dollars in thousands). This table does not include money market funds because those funds are not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
Included in cash and cash equivalents	$1,526			$1,526	$1,526
Weighted average interest rate	1.22%
Included in short-term investments	$90,436	$30,075		$120,511	$120,511
Weighted average interest rate	2.28%	3.44%
Included in marketable securities			$247,122	$247,122	$247,122
Weighted average interest rate			3.81%
Long-term debt			$200,000	$200,000	$165,059
Average fixed rate			3.50%

Exchange Rate Sensitivity

Currently, all of our sales and the majority of our expenses are denominated in United States dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the three and nine months ended March 30, 2003 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant, in part because of our foreign exchange risk management process discussed below.

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). At March 30, 2003, these exposures amounted to $4.3 million and were partially offset by foreign currency forward contracts with a notional principal amount of $4.3 million (fair value of approximately $178,000). These contracts were traded in the last fiscal month of the quarter and have a final maturity of less than 45 days.

We also use foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS 133. At March 30, 2003, these exposures amounted to $6.6 million and were partially offset by forward foreign currency contracts with a notional principal amount of $6.6 million (fair value of approximately $43,000). These contracts were traded in the last week of the quarter and have a final maturity of less than 60 days.

Typically, changes in the fair value of foreign exchange forward contracts are offset largely by changes upon remeasurement of the underlying assets and liabilities. These contracts have original maturities ranging from one to three months. We do not enter into foreign exchange forward contracts for speculative or trading purposes.

Investments in Equity Securities

We have historically made investments in several privately held companies. These nonmarketable investments are accounted for under the cost method, as ownership is less than 20 percent and we do not have the ability to exercise significant influence over the operating, financing and investing activities of the investee companies. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. It is possible that we could lose our entire initial investment in these companies. As a part of management’s process of regularly reviewing these investments for impairment, we recorded write-downs of $9.7 million in fiscal 2002 on certain investments, which were determined to be other than temporarily impaired. At March 30, 2003, the carrying value of our remaining investments was immaterial.

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

Item 2. Changes in Securities—None

Item 3. Defaults Upon Senior Securities—None

Item 4. Submission of Matters to a Vote of Security Holders—None

Item 5. Other Information—None

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

99.1 Certification of Chief Executive Officer

99.2 Certification of Principal Accounting Officer

b)	Reports on Form 8-K

Extreme Networks filed the following reports on Form 8-K during the three months ended March 30, 2003:

DATE OF REPORT:	ITEM(S):	DESCRIPTION:

January 7, 2003	5, 7	Extreme Networks announced financial results for its second quarter ended December 29, 2002 and included the press release relating thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC. (Registrant)

/s/ HAROLD L. COVERT
HAROLD L. COVERT Vice President, Chief Financial Officer And Secretary

May 12, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003	/s/ GORDON L. STITT
Gordon L. Stitt Chief Executive Officer

I, Harold L. Covert, Chief Financial Officer of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Extreme Networks, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003	/s/ HAROLD L. COVERT
Harold L. Covert Chief Financial Officer