Form 10-K
period 2003-06-29
EXTREME NETWORKS INC
filed 2003-09-26
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2003

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

Common stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $384,829,509 as of December 27, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the closing price on The Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

117,026,277 shares of the Registrant’s Common stock, $.001 par value, were outstanding September 5, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the Registrant’s Definitive Proxy Statement to be issued in conjunction with the Registrant’s 2003 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended June 29, 2003.

EXTREME NETWORKS, INC.

FORM 10-K

PART I

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations for the first quarter of fiscal 2004, our expectations regarding results of operations, product demand and revenue, cash flows, product gross margins, our expectations to continue to develop new products and enhance existing products, our expectations regarding the amount of research and development expenses, our expectations relating to selling, general and administrative expenses, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expectations concerning the availability of products from suppliers and contract manufacturers, anticipated product costs and sales prices, our expected effective income tax rate, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding the rationalization of our workforce and facilities, and our expectations regarding materials and inventory management. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the section entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-K and other filings we have made with the Securities and Exchange Commission. More information about potential factors that could affect our business and financial results is set forth under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1. Business

Overview

Extreme Networks, Inc., together with its subsidiaries, (collectively referred to as Extreme or the Company and as we, us and our) is a leading provider of network infrastructure equipment for corporate, government, education and health care enterprises and metropolitan service providers. We were established in 1996 to address the issues caused by slow and expensive legacy networks. We endeavored to change the industry by replacing complex software-based routers with simple, fast, highly intelligent, hardware-based switches. The broad acceptance of this innovative, simplified approach to networking has enabled us to become an industry leader. Our ultimate goal is to realize our technology vision of Ethernet Everywhere – a unifying network strategy that uses proven Ethernet technology to simplify each element of the network. We believe our Ethernet Everywhere vision is the foundation for a future of easily deployable, highly scalable, comprehensively managed, ubiquitous bandwidth for networks, applications and users.

Our family of switching products provides significant performance improvements compared to legacy infrastructures, while enabling greater network flexibility and scalability, ease of use and a lower cost of ownership.

We have achieved these advantages by utilizing application specific integrated circuits, or ASICs, as well as merchant silicon in our products and by creating a common hardware, software and network management architecture for our products. In our products, the routing of network traffic, a function referred to as Layer 3 switching, is done primarily with our unique chipsets that provide faster processing of data than the CPU/software implementations used in many conventional networking products. We believe that our unique hardware and software designs can also provide a better price/performance ratio, resulting in a higher return on investment for our customers. Since chipsets are built for specific purposes, it allows for a lower cost structure with increased performance compared to other alternatives.

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

The addition of WAN support to ASIC-based or merchant silicon-based network switches permits Ethernet services to reach customers where integration with existing Synchronous Optical Network/Synchronous Digital Hierarchy, or SONET/SDH, infrastructure is required.

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

While many different technologies have been deployed in the LAN environment over the past 25 years, Ethernet has become the overwhelmingly dominant LAN technology. According to the Dell’Oro Group, an independent research organization, Ethernet is the technology used in over 99% of the LAN market in 2001 and over 800 million ports were shipped over the preceding ten-year period. Ethernet was evolved from its original 10 Mbps form into 100 Mbps Fast Ethernet, 1,000 Mbps, or “Gigabit” Ethernet and 10,000 Mbps or 10 Gigabit Ethernet, which became available during 2002. Today, Ethernet is moving beyond the LAN; Gigabit Ethernet and 10 Gigabit Ethernet represent a viable, high-capacity MAN backbone protocol, enabling broadband connections to be aggregated for transport across the core of the MAN.

With the widespread adoption of Ethernet and Internet Protocol, or IP, networking technologies, the need to support a multi-transport, multi-protocol environment is diminishing. As a result, simplified routing functionality can be embedded in fast, inexpensive chipsets to replace complex software/CPU designs used in conventional multi-protocol routers. The resulting device, called a Layer 3 switch, functions as a less expensive and significantly faster hardware-based router. Layer 3 switches operate at multi-gigabit speeds and can support large networks. While Layer 3 switching dramatically increases network performance, many products fail to realize the potential of this technology as a result of inconsistent hardware, software and management architectures.

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

The key benefits of our solutions are:

Lower cost of ownership. Our products are generally less expensive than software-based routers, yet offer higher routing performance. We believe that by sharing a common hardware, software and management architecture, our products can substantially reduce the cost and complexity of network management and administration. This uniform architecture creates a simpler network infrastructure that leverages the resources businesses have invested in Ethernet/IP-based networks, thereby requiring fewer resources and less time to maintain the network.

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

High performance. Our products provide broadband Ethernet and IP services with the non-blocking, wire-speed performance of an ASIC-based or merchant silicon-based Layer 3 switching engine. With our switches, customers may achieve forwarding rates that are significantly faster than software-based routers.

Scalability. Our solutions offer customers the speed and bandwidth needed today — and the capability to scale their networks to support demanding applications in the future—without the burden of additional training or software and system complexity. Customers who purchase standard Extreme products may later upgrade to advanced Layer 3 and Layer 4 features, such as server load balancing or intermediate-to-intermediate system routing protocol, or ISIS, as this upgraded functionality is designed into our products.

Quality of service. Our policy-based quality of service enables customers to prioritize mission-critical applications. We provide industry-leading tools for allocating network resources to specific applications. With our policy-based quality of service, customers can use a web-based interface to identify and control the forwarding of traffic from specific applications, in accordance with policies that the customers define. The quality of service functionality of our chipsets allows policy-based quality of service to be performed at wire-speed. In addition to providing prioritization, customers can allocate specified amounts of bandwidth to specific applications or users.

The Extreme Networks Strategy

Our goal is to be the provider of the most effective applications and services infrastructure for large enterprises and service providers. We seek to provide our customers with a best-of-breed alternative to single-sourced, highly proprietary networking equipment from larger competitors. Key elements of our strategy include:

Provide simple, easy to use, high-performance, cost-effective switching solutions. We offer customers easy to use, powerful, cost-effective switching solutions that meet the specific demands of enterprises, and service and content providers. Our products provide customers with scalability from 10 Mbps Ethernet to 10 Gigabit Ethernet combined with the wire-speed, non-blocked routing of ASIC-based or merchant silicon-based Layer 3 switching. We intend to capitalize on our expertise in Ethernet, IP and hardware-based switching technologies to continuously develop new products that will meet the future requirements of a broad range of customers.

Expand market penetration. We continue to market our products to new customers in multiple market segments. The majority of our business is with enterprise customers, including those in government, education and the health care sectors, in addition to large commercial enterprises. Extreme has consistently focused on these markets since early in our history. Additionally, we aim to leverage our technology development, service and support and business infrastructure resources to address the metropolitan Ethernet market. These customers include ISPs, content providers and MAN service providers. While currently most of our service provider and MAN-related business is generated outside of the United States, we believe there is a long-term growth opportunity in the metropolitan Ethernet market on a worldwide basis. Once customers deploy our products in certain portions of their networks, we offer products for other areas. As additional products are deployed, customers obtain the increased benefits of our solution by simplifying their networks, extending policy-based quality of service and reducing costs of ownership, while increasing performance.

Extend switching technology leadership. Our technological leadership is based on proprietary technology embedded in our chipsets, the ExtremeWare operating system and network management and software. We intend to invest our engineering resources in chipsets, software and other development areas to create leading-edge technologies that will increase the performance and functionality of our products. We also intend to maintain our active role in industry standards committees such as the Institute for Electrical and Electronics Engineers, or IEEE, and the Internet Engineering Task Force, or IETF.

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

Our award-winning 2nd Generation Inferno ASIC and 3rd Generation Triumph chipsets are incorporated in all i-series products, including the BlackDiamond and Alpine. Inferno provides the core technology for high-end Summit switches.

We have also recently announced the 4th Generation Networking Silicon System, or 4.G.N.S.S., also known by the code name “Genesis.” This technology provides very high performance capabilities for 10 Gigabit Ethernet and beyond as well as hardware-based support for advanced protocols such as IPv6 and MPLS. This technology also offers high levels of investment protection through the use of Extreme’s T-Flex technology that allows programmability of the chipset to allow changes in protocol support as new standards and protocols emerge.

Our principal hardware and software products are as follows:

Products	Configuration/Description
Summit Stackable Product Family

Summit1i	8 Gigabit Ethernet ports

Summit5i	16 Gigabit Ethernet ports

Summit7i	32 Gigabit Ethernet ports

Summit48i	48 10/100 Mbps Ethernet ports and 2 Dual-PHY Gigabit Ethernet ports

Summit48si	48 10/100 Mbps Ethernet ports and 2 Gigabit Ethernet ports

Summit 300	48 10/100 Mbps Ethernet ports, supporting Power over Ethernet, or PoE, and wireless functionality and 4 gigabit Ethernet ports

Summit 200	24 or 48 10/100 Mbps Ethernet ports and 2 Gigabit Ethernet ports

BlackDiamond Modular Chassis

BlackDiamond 6804	Up to 384 10/100 Mbps Ethernet ports, 96 Gigabit Ethernet ports, or four 10 Gigabit Ethernet ports in one chassis

6 slots to accommodate a variety of up to 4 connectivity modules and 2 management modules

BlackDiamond 6808	Up to 672 10/100 Mbps Ethernet ports, 168 Gigabit Ethernet ports, or eight 10 Gigabit Ethernet ports in one chassis

10 slots to accommodate a variety of up to 8 connectivity modules and 2 management modules

BlackDiamond 6816	Up to 1,440 10/100 Mbps Ethernet ports, 360 Gigabit Ethernet ports, or sixteen 10 Gigabit Ethernet ports in one chassis

20 slots to accommodate a variety of up to 16 connectivity modules and 4 management modules

Alpine Modular Chassis

Alpine 3802	Up to 64 10/100 Mbps Ethernet ports or 16 Gigabit Ethernet ports in one chassis

3 slots to accommodate a variety of up to 2 connectivity modules and 1 WAN module.

Alpine 3804	Up to 128 10/100 Mbps Ethernet ports or 64 Gigabit Ethernet ports in one chassis

5 slots to accommodate a variety of up to 4 connectivity modules and 1 management module

Alpine 3808	Up to 256 10/100 Mbps Ethernet ports or 128 Gigabit Ethernet ports in one chassis

9 slots to accommodate a variety of up to 8 connectivity modules and 1 management module

Software

ExtremeWare	An embedded switch operating system featuring standard protocols, web-based configuration and policy-based quality of service.

Summit Stackable Products

The Summit family of switches is designed to meet the demanding requirements of Enterprise and metropolitan-Ethernet-based applications. All inferno-chipset-based Summit switches share a common switch architecture that provides scalability in four areas: speed, bandwidth, network size and policy-based quality of service. The Summit product family supports Gigabit and 10/100 Mbps aggregation for enterprise desktops and servers, large Internet data centers and broadband points of presence in MANs.

The Summit48i, Summit48si and the new Summit 200 series switches allow us to remain an industry leader in Layer 3 switching for the desktop. The Summit200-24 and Summit200-48 switches offer low entry costs for sophisticated Layer 2 and Layer 3 services, respectively, at the network edge. Additionally the Summit48i switch delivers an aggregation switching solution with physical and logical access, security and user mobility features at the edge.

The Summit 300 provides a unique set of capabilities as Extreme’s first Unified Access Architecture product supporting both wired and wireless connectivity. The Unified Access Architecture capabilities simplify the deployment of wireless but providing simple to install access points (Altitude 300) that are managed from a single point, reducing the cost of ownership and providing uniform approaches to security, authentication, quality of services and resiliency irrespective of the media connectivity type in use.

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

The network core is the most critical point in the network, serving as the convergence point for the majority of network traffic, including desktop, segment and server traffic. Network core switching involves switching traffic from desktops, segments and servers within the network. Owing to the high-traffic nature of the network core, the critical elements in core switching include wire-speed Layer 3 switching, scalability, non-blocking hardware architecture, fault-tolerant mission-critical features, redundancy, and link aggregation. The ability to support a variety of high-density speeds and feeds and to accommodate an increasing number of high-capacity backbone connections is also important.

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

This product line has been significantly enhanced through the addition of Extreme’s 3rd Generation technology, Triumph, which adds market leading density/performance characteristics and sophisticated ingress based rate shaping as well as innovative streaming media replication. This is all fully hardware compatible with the existing “Inferno” chipset that has been deployed in this platform for several years ensuring excellent investment protection and continued low cost of ownership.

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

This product line has been significantly enhanced through the addition of Extreme’s 3rd Generation technology, Triumph, which adds market leading density/performance characteristics and sophisticated ingress based rate shaping commensurate with the Alpine’s positioning as a low cost high density edge device for both Metro and Enterprise deployment. This is all fully hardware compatible with the existing “Inferno” chipset that has been deployed in this platform for several years ensuring excellent investment protection and continued low cost of ownership

ExtremeWare Software

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

Distributors. We have established several key relationships with leading distributors in the electronics and computer networking industries. We intend to maintain these relationships with distributors who may offer products or distribution channels that complement our own channels. Each of our distributors resells our products to reseller and end-user customers. The distributors enhance our ability to sell and provide support to end-user customers, especially global accounts, who may benefit from the broad service and product fulfillment capabilities offered by these distributors. One distributor accounted for 11%, 15% and 16% of our net revenue in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Distributors are generally given privileges to return a portion of inventory and participate in various cooperative marketing programs to promote the sale of our products and services. We defer recognition of revenue on all sales to these distributors until the distributors sell the product, as evidenced by a monthly sales-out report that the distributors provide to us. (See “Revenue Recognition” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Value-Added Resellers. We have entered into agreements to sell our products through more than 250 resellers in approximately 50 countries. Our value-added resellers include regional networking system resellers, resellers who focus on specific vertical markets, network integrators and wholesale distributors. We provide training and support to our resellers and our resellers generally provide the first level of support to end users of our products. Our relationships with resellers are generally on a non-exclusive basis. Our resellers are not given privileges to return inventory and do not automatically participate in any cooperative marketing programs. We generally recognize product revenue from our end-user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. When significant obligations or contingencies remain after products are delivered, such as installation or customer acceptance, revenue and related costs are deferred until such obligations or contingencies are satisfied. (See “Revenue Recognition” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

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

As of June 29, 2003, our worldwide sales and marketing organization consisted of 335 individuals, including directors, managers, sales representatives, and technical and administrative support personnel. We have domestic sales offices located in 21 states and international sales offices located in 25 countries.

International sales

International sales are an important portion of our business. In fiscal 2003, sales to customers outside of the United States accounted for 60% of our consolidated net revenue, compared to 67% in fiscal 2002 and 57% in fiscal 2001. These sales are conducted primarily through foreign-based distributors and resellers managed by our worldwide sales organization, in addition to direct sales to end-user customers, including large global accounts. The primary markets for sales outside of the United States include the countries in Western Europe and Japan. Although not a significant component of total revenues to date, we have also achieved sales growth in the People’s Republic of China and other countries throughout the Asia-Pacific region.

Marketing

We have a number of marketing programs to support the sale and distribution of our products and to inform existing and potential customers and our distributors and resellers about the features and performance of our products. Our marketing efforts include participation in industry tradeshows, technical conferences and technology seminars, preparation of competitive analyses, sales training, publication of technical and educational articles in industry journals, a publicly available website, web-based training courses, advertising and public relations. In addition, we are developing e-commerce processes and systems for our resellers, distributors and end-user customers. We also submit our products for independent product testing and evaluation.

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

Customer Support and Service

We offer modular and comprehensive ExtremeWorks service solutions to help protect our customers’ network investments and support their business goals. The markets we address, including enterprises and service providers, all seek higher reliability and maximum uptime. Our goal is to serve as a knowledgeable and experienced service partner who can tailor service solutions to meet the specific business needs of our customers. Accordingly, in fiscal year 2002 we entered into a global services agreement with International Business Machines, Inc. for the provision of on-site hardware support to customers. Expenses related to this agreement are recorded in services cost of revenue on our consolidated statement of operations. We also maintain a relationship with Solectron Corporation for the handling of product returns and repairs covered by our warranty and service contracts in various locations worldwide. Warranty expenses related to this relationship are recorded in product cost of revenue on our consolidated statement of operations. Support contract expenses related to this relationship are recorded in services cost of revenue on our consolidated statement of operations.

Our service offerings are as follows:

•	ExtremeWorks Professional Services

•	ExtremeWorks Support Programs

•	ExtremeWorks Education

ExtremeWorks Professional Services. We specialize in providing solutions and consultative services to improve network productivity in all phases of the network lifecycle –planning, design, implementation, operation and optimization management. The professional services include customized and packaged consulting services that assist customers in meeting their objectives for applications support, uptime and cost control. Our network architects develop and execute customized hardware deployment plans to meet individualized network strategies. These activities include the management and coordination of the design and network configuration, resource planning, staging, logistics, migration and deployment. We also provide customized training and operational change management documentation to assist customers in the transition and sustaining of their networks.

We offer our customers a variety of technical consulting services, including:

•	Analysis – detailed audit and analysis of customer networks

•	Policy-Based QoS – analysis and recommendation for deploying advanced traffic management and bandwidth prioritization features to match actual traffic patterns

•	Multicasting – strategy for deploying PIM-DM, PIM-SM, or DVMRP to best suit streaming media requirements

•	Voice over IP – strategy and recommendations to deploy voice-over-IP utilizing our technology

•	Load Balancing – design and implementation of our integrated load balancing features to help maximize server response while reducing equipment costs

•	Security – analysis of customer security needs and recommendations on how to implement advanced security features to meet those needs

•	Interoperability Lab – use of the lab to analyze deployment options, resolve integration concerns, and assess performance and application thresholds

•	Resident engineering services – dedicated onsite technical engineering resources providing high level staff expertise

ExtremeWorks Support Programs. Our support programs are designed to support a broad range of customer service requirements. We meet the service requirements of all our customers through Technical Assistance Centers, or TACs, located in Santa Clara, California, Utrecht, Holland, and Tokyo, Japan. Our technical engineers assist in diagnosing and troubleshooting technical issues regarding customer networks. This is part of our effort to ensure maximum network uptime and performance. Regional systems engineers serve as on-site engineering resources to provide consultative support and advice for network operation on an as needed basis. Development engineers work with the TACs to resolve product functionality issues specific to each customer.

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

ExtremeWorks Education. Leveraging our Authorized Training Partner strategy, Extreme Networks licenses partners to provide education through certified technical experts that teach classes dealing with all of our products. The classes cover a wide range of topics such as installation, configuration, operation, management and optimization – providing customers with the necessary knowledge and experience to successfully deploy and manage our products in various networking environments. Classes are scheduled and available at numerous locations worldwide.

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

We have strategic partnerships with two contract manufacturers – Flextronics International, Ltd. for the manufacture of our products in San Jose, California and Guadalajara, Mexico and Plexus Corp. for the manufacture of our products in Nampa, Idaho and Penang, Malaysia. Each of these vendor’s manufacturing processes and procedures are ISO 9002 certified. Our commitments with our contract manufacturers are currently on a purchase order basis. We are currently negotiating a contract with Flextronics that will enhance and formalize our arrangement with them. We design and develop the key components of our products, including ASICs and printed circuit boards. We determine the components that are incorporated in our products and select the appropriate suppliers of such components. Our contract manufacturers utilize automated testing equipment to perform product testing and burn-in with specified tests. Together with our contract manufacturers, we rely upon comprehensive inspection testing and statistical process controls to assure the quality and reliability of our products. We intend to regularly introduce new products and product enhancements that will require us to rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers.

Although we use standard parts and components for our products where it is appropriate, we currently purchase several key components used in the manufacture of our products from single or limited sources. Our principal single-source components include:

•	ASICs;

•	merchant silicon;

•	microprocessors;

•	programmable integrated circuits;

•	selected other integrated circuits;

•	custom power supplies; and

•	custom-tooled sheet metal.

Our principal limited-source components include:

•	flash memory;

•	dynamic and static random access memories, or DRAMS and SRAMS respectively; and

•	printed circuit boards.

Purchase commitments with our single- or limited-source suppliers are generally on a purchase order basis. (See “Purchase Commitments” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.) A number of vendors supply standard product integrated circuits and microprocessors for our products. Any interruption or delay in the supply of any of these components, or the inability to procure these components from alternate sources at acceptable prices and within a reasonable time, may have a material adverse effect on our business, operating results and financial condition. Qualifying additional suppliers can be time-consuming and expensive and may increase the likelihood of errors.

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

Our product development activities focus on solving the needs of enterprises, service providers and metropolitan area network markets. Current activities include the continuing development of a next-generation chipset aimed at extending the capabilities of our products. Our ongoing research activities cover a broad range of areas, including, in particular, 10 Gigabit Ethernet and SONET, metropolitan network and Internet routing software, ASIC design, network management software, broadband access equipment, wireless networking equipment and content networking devices.

Our products have been designed with a uniform system architecture for all products, that expedites our design and development cycle as well as the time to market for new products and features. We have utilized this design approach to develop and introduce new products and enhancements and we intend to continue with this simplified approach to architectural design to develop and introduce additional products and enhancements in the future.

As of June 29, 2003, our research and development organization consisted of 244 individuals. Our expenditures for research and development in fiscal 2003, fiscal 2002 and fiscal 2001 were $58.0 million, $61.5 million and $57.9 million, respectively. These amounts do not include in-process research and development charges in the amount of $30.2 million related to our acquisitions in fiscal 2001.

Competition

The market for switches is part of the broader market for networking equipment, which is dominated by a few large companies, particularly Cisco Systems. Each of these companies has introduced, or has announced its intention to develop, switches that are or may be competitive with our products, such as the Catalyst 6000 family of switches offered by Cisco Systems. In addition, there are a number of large telecommunications equipment providers, including Alcatel and Nortel Networks, which have entered the market for network equipment, particularly through acquisitions of public and privately held companies. We expect to face increased competition, particularly price competition, from these and other telecommunications equipment providers. We also compete with other public and private companies that offer switching solutions, including Enterasys Networks, Foundry Networks, Inc., Huawei Technologies, Riverstone Networks, 3Com Corporation and Dell Computer Corporation. These vendors offer products with functionality similar to our products or provide alternative network solutions. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to develop and offer competitive products. Furthermore, we compete with numerous companies that offer routers and other technologies and devices that traditionally have managed the flow of traffic on the enterprise or metropolitan area networks.

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

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Based on our commitment to build a patent portfolio, we have in process a number of patent applications relating to our proprietary technology. We have filed patent applications in selected countries abroad as deemed appropriate. There can be no assurance that these applications will be approved, that any issued patents will protect our intellectual property, or that third parties will not challenge these patents or applications. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that we may obtain. With respect to trademarks, we have fourteen registered trademarks in the United States. In addition, we have a significant number of pending trademark applications and registered trademarks abroad.

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the data communications and networking markets have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may assert patent, copyright, trademark and other intellectual property rights against us in regard to technologies and related standards that we consider to be important. We expect to increasingly be subject to infringement claims asserted by third parties as the numbers of products and competitors in the market for network switches grow and product functionality overlaps.

As detailed below under “Legal Proceedings,” we are currently engaged in litigation with Lucent Technologies, Inc. (“Lucent”). Lucent is asserting claims that allege infringement of certain patent rights, against which we are defending vigorously, but we cannot assure you that we will prevail in this litigation. In addition to the litigation with Lucent, we have been in communication with a number of major technology companies that assert certain of our products require a license under a number of their patents. These parties have indicated a willingness to grant us a royalty-bearing, non-exclusive license under the identified patents, as well as other patents that we may require. We are currently reviewing the identified patents to determine whether we consider a license necessary. However, there can be no assurance that these licenses would be obtainable on commercially acceptable terms.

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

Employees

As of June 29, 2003, we employed 890 people, including 335 in sales and marketing, 244 in engineering, 92 in operations, 105 in customer support and service, and 114 in finance and administration. We have never had a work stoppage and no personnel are represented under collective bargaining agreements. We consider our employee relations to be good.

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

Organization

We were incorporated in California in May 1996 and reincorporated in Delaware in March 1999. Our corporate headquarters are located at 3585 Monroe Street, Santa Clara, CA 95051 and our telephone number is (408) 579-2800. Our website can be found at www.extremenetworks.com. Investors can obtain copies of our SEC filings from this website free of charge, or on the SEC’s website at www.sec.gov.

Item 2. Properties

Our principal administrative, sales, marketing and research and development facilities are located in Santa Clara, California. We also lease office space and executive suites in various other geographic locations domestically and internationally for sales and service personnel and engineering operations. Our aggregate lease expense for fiscal 2003 was approximately $6.3 million, net of sublease income of approximately $0.1 million. We believe our current facilities will adequately meet our growth needs for the foreseeable future, and we are actively engaged in efforts to sublease excess space we acquired in prior years to meet the anticipated growth at that time.

Item 3. Legal Proceedings

On May 27, 2003, Lucent filed suit against Extreme Networks and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Delaware, Civil Action No. 03-508. The complaint alleges willful infringement of U.S. Patent Nos. 4,769,810, 4,769,811, 4,914,650, 4,922,486 and 5,245,607 and seeks a judgment: (a) determining that we have willfully infringed each of the five patents; (b) determining that Foundry has willfully infringed four of the five patents; (c) permanently enjoining us from infringement, inducement of infringement and contributory infringement of each of the five patents; (d) permanently enjoining Foundry from infringement, inducement of infringement and contributory infringement of four of the five patents; and (e) awarding Lucent unspecified amounts of trebled damages, together with expenses, costs and attorneys’ fees.

We answered Lucent’s complaint on July 16, 2003, denying that we have infringed any of the five patents and also asserting various affirmative defenses and counterclaims that seek judgment: (a) that Lucent’s complaint be dismissed and Lucent be denied all requested relief; (b) declaring that we do not infringe, induce infringement or contribute to the infringement of any valid and enforceable claim of the five patents, (c) that each of the five patents be declared invalid; (d) finding the case exceptional within the definition of 35 U.S.C. § 285; and (e) that Lucent pay our attorneys’ fees and costs.

Discovery is proceeding. As set forth above, we have denied Lucent’s allegations and intend to defend the action vigorously. We cannot assure you, however, that we will prevail in this litigation, which could have a material, adverse effect on our financial position, results of operations and cash flows in the future.

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

The operative amended complaint is brought purportedly on behalf of all persons who purchased Extreme Networks’ common stock from April 8, 1999 through December 6, 2000. It names as defendants Extreme Networks; six of our present and former officers and/or directors, including our CEO (the “Extreme Networks Defendants”); and several investment banking firms that served as underwriters of our initial public offering and October 1999 secondary offering. Subsequently, plaintiffs and one of the individual defendants stipulated to a dismissal of that defendant without prejudice. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The Securities Act allegations against the Extreme Networks Defendants are made as to the secondary offering only. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The Court denied the motions to dismiss the claims in our case under the Securities Act of 1933. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against Extreme Networks and 184 other issuer defendants, on the basis that the complaints alleged that the respective issuers had acquired companies or conducted follow-on offerings after their initial public offerings. The Court denied the motion to dismiss the claims under Section 10(a) and 20(a) of the Securities Exchange Act of 1934 against the remaining Extreme Networks Defendants and 59 other individual defendants, on the basis that the respective amended complaints alleged that the individuals sold stock.

We have decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Extreme Network Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Extreme Networks Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. If the settlement is not approved, we cannot assure you that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

Other than the proceedings stated above, we are not aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse effect on our business, operating results or financial condition. We may in the future be party to litigation arising in the course of our business, including claims that we allegedly infringe third-party trademarks and other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of August 1, 2003:

Name	Age	Position
Gordon L. Stitt	47	President, Chief Executive Officer and Chairman
Stephen Haddock	45	Vice President and Chief Technical Officer
Herb Schneider	44	Vice President of Engineering
Harold L. Covert	56	Vice President, Chief Financial Officer and Secretary
Alexander J. Gray	46	Chief Operating Officer
Christopher N. Todd	40	Vice President of Worldwide Sales

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

Herb Schneider. Mr. Schneider co-founded Extreme in May 1996 and has served as Vice President of Engineering of Extreme since its inception. From 1990 to 1996, Mr. Schneider worked as Engineering Manager at Network Peripherals and was responsible for the development of LAN switches. From 1981 to 1990, Mr. Schneider held various positions at National Semiconductor, a developer and manufacturer of semiconductor products, where he was involved in the development of early Ethernet chipsets and FDDI chipsets. Mr. Schneider holds a B.S.E.E. from the University of California – Davis.

Harold L. Covert. Mr. Covert was appointed as Vice President, Chief Financial Officer and Secretary of Extreme Networks effective August 1, 2001. Prior to that Mr. Covert was with Silicon Graphics, Inc., a computer and equipment manufacturer, from July 2000 until July 2001 where he served as President and Chief Financial Officer. Before that Mr. Covert was Vice President and Chief Financial Officer of Red Hat, Inc., an open source and Linux software provider, from March 2000 until July 2000. Prior to that Mr. Covert was Executive Vice President and Chief Financial Officer of Adobe Systems, a desktop publishing software provider, from March 1998 until March 2000. From December 1990 to March 1998, Mr. Covert was a partner in the firm of DHJ & Associates, Inc., Consultants and Certified Public Accountants and Interim Chief Financial Officer. During the last half of this period he acted in a full time capacity as interim Chief Financial Officer for several companies. Mr. Covert holds an M.B.A. from Cleveland State University, a B.S.B.A. from Lake Erie College and is a Certified Public Accountant. Effective August 31, 2003, Mr. Covert resigned his post in order to pursue professional activities that will enable him to spend more time with his family. Mr. Covert will act as a consultant to Extreme Networks until February 28, 2004 to assist in an orderly transition of his duties.

Alexander J. Gray. Mr. Gray joined Extreme as Chief Operating Officer in September 2002. From January 2001 through August 2002, Mr. Gray was Chief Operating Officer at LGC Wireless, a telecommunications provider. From November 1999 until January 2001, Mr. Gray worked for Replay TV, a digital media provider, as Executive Vice President of Business Operations. From December 1992 through October 1999, Mr. Gray held senior management positions with Lucent Technologies, Inc. and Octel Communications Corporation, both telecommunications providers. Prior to that time, Mr. Gray held positions as Director of Information Services for American President Lines, a container shipping company, from September 1991 to November 1992 and NEXT Computer, a computer and equipment manufacturer, from July 1988 to August 1991. He also spent four years as a research and development engineer for Hewlett-Packard, a computer and equipment manufacturer. Mr. Gray holds a B.S. and an M.S. in Electrical Engineering from Washington University in St. Louis, Missouri.

Christopher N. Todd. Mr. Todd joined Extreme as Vice President of Worldwide Sales in October 2001. From July 1996 through August 2001, Mr. Todd held various executive and senior management sales positions with Cisco Systems, a network equipment manufacturer. Mr. Todd’s last position with Cisco was as Vice President of Sales for Cisco’s largest service provider, enterprise and channel customers. From January 1990 through July 1996, Mr. Todd worked for Newbridge Networks, a network equipment manufacturer. As Vice President of Sales. Prior to that time, Mr. Todd held senior management positions with TIE Systems Inc., TeleConsultants and ICC. Mr. Todd holds a B.B.A. from Southern Methodist University. Mr. Todd is a member of the Executive Board of Directors of the Cox School of Business at Southern Methodist University.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock commenced trading on The Nasdaq National Market on April 9, 1999 under the symbol “EXTR.” The following table sets forth the high and low sales prices as reported by Nasdaq. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Stock Prices	High	Low
Fiscal year ended June 29, 2003:
First quarter	$12.48	$3.64
Second quarter	$5.84	$2.33
Third quarter	$5.43	$3.05
Fourth quarter	$7.01	$3.79
Fiscal year ended June 30, 2002:
First quarter	$32.07	$5.85
Second quarter	$19.53	$6.01
Third quarter	$17.40	$6.25
Fourth quarter	$12.49	$7.40

At September 5, 2003, there were approximately 400 stockholders of record of our common stock and approximately 62,000 beneficial stockholders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings for the development of our business.

Securities authorized for issuance under equity compensation plans

The following table summarizes our equity compensation plans as of June 29, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(In thousands)
Equity compensation plans approved by security holders	8,461,371	(1)	$6.98	23,530,844	(2)
Equity compensation plans not approved by security holders	3,094,469	(3)	$8.37	4,797,184	(4)

Total	11,555,840		$7.35	28,328,028

(1)	These options were issued under the Amended 1996 Stock Option Plan.
(2)	Of this amount 22,340,159 shares were available for issuance under the Amended 1996 Stock Option Plan and 1,190,685 shares were available for issuance under the 1999 Employee Stock Purchase Plan.
(3)	Of this amount 255,301 shares were issued under the 2000 Nonstatutory Stock Option Plan and 2,839,168 shares were issued under the 2001 Nonstatutory Stock Option Plan. Excludes 351,702 outstanding options with an average exercise price of $1.38 that were assumed in connection with acquisitions and no additional options are available for future issuance under such plans.
(4)	Of this amount 3,721,599 shares were available for issuance under the 2000 Nonstatutory Stock Option Plan and 1,075,585 shares were available for issuance under the 2001 Nonstatutory Stock Option Plan.

Item 6. Selected Consolidated Financial Data

	Years Ended
	June 29, 2003	June 30, 2002	July 1, 2001	July 2, 2000	June 30, 1999
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenue	$363,276	$441,609	$491,232	$261,956	$98,026
Net income (loss) (1)	$(197,180)	$(183,962)	$(68,883)	$20,048	$(1,617)
Net income (loss) per share—basic	$(1.71)	$(1.63)	$(0.64)	$0.20	$(0.09)
Net income (loss) per share—diluted	$(1.71)	$(1.63)	$(0.64)	$0.18	$(0.09)
Shares used in per share calculation—basic	115,186	112,925	108,353	100,516	18,924
Shares used in per share calculation—diluted	115,186	112,925	108,353	111,168	18,924

	As of
	June 29, 2003	June 30, 2002	July 1, 2001	July 2, 2000	June 30, 1999
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents, short-term investments and marketable securities	$402,157	$400,057	$191,502	$227,505	$139,662
Total assets	$550,257	$736,344	$666,348	$515,930	$171,803
Convertible subordinated notes	$200,000	$200,000	$—	$—	$—
Other long-term liabilities	$21,248	$20,761	$266	$306	$—

(1)	Fiscal 2003 amount includes $0.7 million in amortization of deferred stock compensation, $15.9 million in restructuring charges, $12.7 million in property and equipment write-off and a $132.2 million charge included in our tax provision reflecting our provision of a full valuation allowance against deferred tax assets. Fiscal 2002 amount includes $47.4 million in amortization of deferred stock compensation, goodwill and purchased intangible assets, $89.8 million in impairment of intangible assets and $73.6 million in restructuring and special charges. Fiscal 2001 amount includes $37.5 million in amortization of deferred stock compensation, goodwill and purchased intangible assets, $30.2 million in write-offs of acquired in-process research and development and $5.9 million in restructuring charges. Fiscal 2000 amount includes $6.8 million in amortization of goodwill and purchased intangible assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements included in this Form 10-K. The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We base our estimates and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the critical accounting policies stated below, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive the majority of our revenue from sales of our stackable and chassis-based networking equipment, with the remaining revenue generated from service fees relating to the maintenance and installation of, and training on, our products. Our revenue recognition policy follows SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. We generally recognize product revenue from our end-user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. When significant obligations or contingencies remain after products are delivered, such as installation or customer acceptance, revenue and related costs are deferred until such obligations or contingencies are satisfied. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which typically range from one to five years. When we provide a combination of products and services to customers, revenue is allocated based on the relative fair values.

We make certain sales to partners in two-tier distribution channels. The first tier consists of a limited number of independent distributors that sell primarily to resellers and, on occasion, to end-user customers. Under specified conditions, we grant these distributors the right to return a portion of unsold inventory to us for the purpose of stock rotation. Therefore, we defer recognition of revenue on all sales to these distributors until the distributors sell the product, as evidenced by a monthly sales-out report that the distributors provide to us. Our decision to defer revenue on these sales until the distributors sell the product required judgment. Others, in similar circumstances, may conclude it is appropriate to recognize revenue on such sales upon delivery to the distributor. The second tier of the distribution channel consists of a large number of third-party resellers that sell directly to end-users and are not granted return privileges, except for defective products.

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

Inventories

The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements, product lifecycle and product development plans and quality issues. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at net realizable value. In fiscal 2003 and fiscal 2002, demand for our products was adversely affected by the downturn in the global economy and reduced telecommunications and infrastructure capital spending, particularly in the United States. Although we make every effort to ensure the accuracy of our forecasts of product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and we determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our operating margin in that period will be unusually favorable.

Warranty Reserves

Networking products can contain undetected hardware or software errors when new products or new versions or updates of existing products are released to the marketplace. We have experienced such errors in connection with products and product upgrades. Our standard hardware warranty period is 12 months from the date of shipment to end-users and 14 months from the date of shipment to channel partners, which include resellers and distributors. Upon shipment of products to our customers, including both end-users and channel partners, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability for this amount.

The determination of our warranty requirements is based on our actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust these accruals at each balance sheet date in accordance with changes in these factors. While we believe that our warranty accrual is adequate and that the judgments applied in calculating this accrual are appropriate, the assumptions used are based on estimates and these estimated amounts could differ materially from our actual warranty expenses in the future.

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

Deferred Tax Asset Valuation Allowance

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make an assessment of the likelihood that our net deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not believed to be likely, a valuation allowance is established. During fiscal 2003, we established a full valuation allowance for our net deferred tax assets.

The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”), which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain. Our net losses in recent periods represented sufficient negative evidence to require a full valuation allowance against our net deferred tax assets under SFAS 109. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

Purchase Commitments

We currently have arrangements with two contract manufacturers and other suppliers for the manufacture of our products. Our arrangements allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by us. We are obligated to the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with the forecast, unless we give notice of order cancellation outside of applicable component lead-times. As of June 29, 2003, we were committed to purchase approximately $22.8 million of such inventory during the first quarter of fiscal 2004. If actual demand of our products is below these projections, we may have excess inventory as a result of our purchase commitments of long lead-time components with our contract manufacturers. As a consequence, we may then need to record a charge to cost of revenue to reflect the impact of such excess purchase commitments.

Goodwill and Other Long-Lived Assets

We must test goodwill annually for impairment using a two-step process as required by SFAS No. 142, Goodwill and Other Intangible Assets. In addition, in certain circumstances, we must assess whether goodwill should be tested for impairment between annual tests. Intangible assets with definite useful lives and other long-lived assets must be tested for impairment in accordance with SFAS No. 144, Accounting for Impairment of Disposal of Long-Lived Assets. We assess the carrying value of long-lived assets, whenever events or changes in circumstances indicate that the carrying value of these long-lived assets may not be recoverable. Factors we consider important which could trigger an impairment review include significant under-performance relative to the expected historical or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends and significant changes in Extreme Networks’ market capitalization relative to net book value. Any changes in key assumptions about the business or prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse affect on our consolidated results of operations.

Legal Contingencies

We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals, if any, are based only on the most current and dependable information available at any given time. As additional information becomes available, we may reassess the potential liability from pending claims and litigation and the probability of claims being successfully asserted against us. As a result, we may revise our estimates related to these pending claims and litigation. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations, financial position and cash flows in the future. For further detail, see Note 5 of Notes to Consolidated Financial Statements for a description of legal proceedings.

Results of Operations

Net Revenue

Net revenue was $363.3 million in fiscal 2003, $441.6 million in fiscal 2002 and $491.2 million in fiscal 2001, representing a decrease of 17.7% in fiscal 2003 from fiscal 2002 and a decrease of 10.1% in fiscal 2002 from fiscal 2001. As a percentage of total net revenue, service revenue was 10.6% in fiscal 2003, 7.8% in fiscal 2002 and 5.6% in fiscal 2001. The decrease in net revenue in fiscal 2003 compared to fiscal 2002 was primarily due to a decline in revenue in Japan. The decrease in net revenue in fiscal 2002 compared to fiscal 2001 was primarily due to a decline in revenue in the United States, as our business was negatively impacted by the cautious purchasing behavior of customers in the difficult economic environment during fiscal 2002, offset in part by an increase in revenue from service provider customers in Japan.

Sales outside of the United States accounted for 60%, 67% and 57% of net revenue in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The decrease in net revenue outside the United States in fiscal 2003 compared to fiscal 2002 was due to a reduction of sales in Japan. The decrease in United States sales in fiscal 2002 compared to fiscal 2001 as a percentage of total sales was primarily attributable to reduced sales within the United States in the first half of 2002 as a result of the events of September 11, 2001. Sales within the United States in the second half of fiscal 2002 steadily increased as a percentage of total sales. We expect that export sales will continue to represent a significant portion of net revenue, although export sales may decline as a percentage of net revenue. All sales transactions are currently denominated in United States dollars.

During fiscal 2003 and fiscal 2002, the United States economy experienced a prolonged downturn for information technology products generally. We believe this phenomenon has adversely affected demand for our products and has made it increasingly more difficult to accurately forecast future production requirements. Our revenue for the first quarter of fiscal 2004 could be adversely impacted by the continuing weakness and uncertainty in the economies of the United States and other industrialized countries. While we expect this economic downturn to continue for some time, we cannot predict the extent, severity or length of this economic downturn in the United States or in the other geographic regions where we currently sell our products. Further, we expect that our revenue during fiscal 2004 will be significantly affected by the timing and success of the introduction of new products during the fiscal year.

We are experiencing some erosion of average selling prices of our products due to a number of factors, including competitive pricing pressures, promotional pricing and rapid technological change. Our revenue is derived primarily from sales of our Summit, BlackDiamond and Alpine product families and fees for services relating to the installation and maintenance of, and training on, our products. The level of sales to any customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. One customer, who is a distributor of our products, accounted for 11%, 15% and 16% of our net revenue in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

Cost of Revenue and Gross Margin

Cost of revenue includes costs of raw materials, direct labor, manufacturing overhead and amounts paid to third-party contract manufacturers, service operations and other costs related to warranty and contractual obligations. Gross margin was $150.4 million in fiscal 2003, $184.0 million in fiscal 2002 and $192.2 million in fiscal 2001, representing a decrease of 18.3% in fiscal 2003 from fiscal 2002 and a decrease of 4.3% in fiscal 2002 from fiscal 2001. These decreases were primarily due to the related decreases in revenue. As a percentage of net revenue, gross margin was 41.4% in fiscal 2003, 41.7% in fiscal 2002 and 39.1% in fiscal year 2001. The increase in gross margin percent in fiscal 2002 over fiscal 2001 resulted primarily from a shift in product mix and a decrease in the net charges related to contract manufacturers and other costs associated with the carrying value of inventory, including a benefit to cost of revenue in fiscal 2002 of $4.8 million relating to products sold that were written off in fiscal 2001. This increase in gross margin in fiscal 2002 over fiscal 2001 was adversely affected by a significant increase in warranty expense. During fiscal 2002 we experienced a higher than normal rate of warranty expense due to problems with various component parts within our products and our election, in some cases, to address those problems by replacing such products with new rather than refurbished replacements. We intend to reduce these expenses in the future, however our gross margin will continue to be adversely affected until we have completed the implementation of operational changes designed to reduce these expenses.

As a result of our increased service revenue as a percentage of net revenue for fiscal 2003, we have separately reported product and service gross margin. The fiscal 2003 service gross margin calculation includes all service related expenses. Gross margin for fiscal 2002 and fiscal 2001 is presented in total since we do not have records that detail product and service cost of revenue in separate categories. Furthermore, in the past, some service related expenses were included in operating expenses as part of the line item entitled sales, marketing and service expense. For fiscal 2003 and going forward, our new ERP system that was implemented at the beginning of fiscal 2003 enables us to record cost of product and service revenue in separate detail. We were able to identify the service expenses that had previously been included in operating expenses and, therefore, our fiscal 2002 and fiscal 2001 results reflect the reclassification of $23.1 million and $17.8 million, respectively, from operating expenses to cost of services revenue. Such amounts represented 5.3% and 5.7% of previously reported operating expenses for fiscal 2002 and fiscal 2001, respectively.

Our service line of business had a negative gross margin in fiscal 2003 due primarily to a number of programs that we implemented to improve service delivery productivity and enhance customer satisfaction. We have developed and implemented plans to improve our service gross margin going forward. These plans include increasing service revenue and reducing service infrastructure expenses and service outsourcing expenses. While we expect our service line of business to generate positive gross margin as a result of these plans we cannot predict the success or timing of the impact of these plans.

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

Our product and service gross margins are variable and dependent on many factors, some of which are outside of our control. Some of the primary factors affecting gross margin include demand for our products, changes in our pricing policies and those of our competitors, and the mix of products sold. Our gross margin may be adversely affected by increases in material or labor costs, increases in warranty expense or the cost of providing services under extended service contracts, heightened price competition, obsolescence charges and higher inventory balances. In addition, our gross margin may fluctuate due to the mix of distribution channels through which our products are sold, including the effects of our two-tier distribution model. Any significant decline in sales to our resellers, distributors or end-user customers, or the loss of any of our key resellers, distributors or end-user customers could have a material adverse effect on our business, operating results and financial condition. In addition, an increase in distribution channels generally makes it more difficult to forecast the mix of products sold and the timing of orders from our customers. New product introductions may result in excess or obsolete inventories, which may also reduce our gross margin. Furthermore, if we are not able to reduce product and warranty costs in future quarters and improve the gross margin of our service line of business, gross margin would continue to be adversely affected.

Cost of product revenue for fiscal 2003 and total cost of revenue in all periods includes the cost of our manufacturing overhead. We outsource the majority of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, document control and repairs at our facility in Santa Clara, California. Accordingly, a significant portion of our cost of revenue consists of payments to our contract manufacturers: Flextronics International, Ltd. located in San Jose, California and Guadalajara, Mexico and Plexus Corp. located in Nampa, Idaho and Penang, Malaysia. As part of our business relationship with MCMS, Inc. (“MCMS”), the predecessor-in-interest to Plexus Corp., in September 2000, we entered into a $9.0 million operating equipment lease for manufacturing equipment with a third-party financing company; we, in turn, subleased the equipment to MCMS. Due to the liquidity problems at MCMS and its voluntary bankruptcy filing for protection under Chapter 11 on September 18, 2001, we recorded a charge of $9.0 million related to the equipment lease in the first quarter of fiscal 2002. On January 8, 2002, MCMS completed an agreement to sell a majority of its assets to Plexus Corp. for $45.0 million.

We expect to realize lower per-unit product costs from our contract manufacturers as a result of volume efficiencies if and as production volumes increase. However, we do not know if or when such price reductions will occur. The failure to obtain these price reductions could have a material adverse effect upon our gross margin and operating results.

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses were $102.5 million in fiscal 2003, $117.9 million in fiscal 2002 and $136.8 million in fiscal 2001, representing a decrease of 12.9% in fiscal 2003 from fiscal 2002 and a decrease of 13.8% in fiscal 2002 from fiscal 2001. The decreases in fiscal 2003 and fiscal 2002 were primarily due to lower aggregate sales commissions and a reduction of 62 people in fiscal 2003 and 67 people in fiscal 2002 in our sales and marketing organization. As a percentage of net revenue, sales and marketing expenses were 28.2% in fiscal 2003, 26.7% in fiscal 2002 and 27.9% in fiscal 2001. We recently announced and implemented a reduction in force and other cost control measures which are intended to reduce our expenses, including sales and marketing expenses, in absolute dollars in the next few quarters. The rate of future spending increases in our sales and marketing expenses, if any, will depend on the pace of recovery in the market for networking products.

Research and Development Expenses

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products. Research and development expenses were $58.0 million in fiscal 2003, $61.5 million in fiscal 2002 and $57.9 million in fiscal 2001, representing a decrease of 5.7% in fiscal 2003 from fiscal 2002 and an increase of 6.2% in fiscal 2002 from fiscal 2001. The decrease in fiscal 2003 compared to fiscal 2002 was a result of tightening our focus on our core product lines. The increase in fiscal 2002 over fiscal 2001 was primarily due to higher payroll and related personnel expenses associated with the addition of new personnel, partly through acquisitions, to support our multiple product development efforts as well as non-recurring engineering charges and prototype costs. As a percentage of total net revenue, research and development expenses were 16.0% in fiscal 2003, 13.9% in fiscal 2002 and 11.8% in fiscal 2001. The increase in these percentages in fiscal 2003 and fiscal 2002 and fiscal 2001 was primarily the result of a decrease in our net revenue in fiscal 2003 and fiscal 2002. We expense all research and development expenses as incurred. While we recently implemented a reduction in force and other measures to reduce expenses, including research and development expenses, in the next few quarters, we believe that continued investment in research and development is critical to attaining our strategic objectives. We expect research and development expense to remain in the 12% to 14% range as a percentage of net revenue.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses were $25.7 million in fiscal 2003, $26.9 million in fiscal 2002 and $25.8 million in fiscal 2001, representing a decrease of 4.4% in fiscal 2003 from fiscal 2002 and an increase of 4.3% in fiscal 2002 from fiscal 2001. The decrease in fiscal 2003 from fiscal 2002 was primarily due to decreases in bad debt expense of $4.6 million and rent expense of $1.4 million offset by increases in professional fees of $3.3 million and salaries and benefits of $1.8 million. The increase in fiscal 2002 from fiscal 2001 was due primarily to increased professional fees and directors and officers insurance premiums. As a percentage of net revenue, general and administrative expenses were 7.1% in fiscal 2003, 6.1% in fiscal 2002 and 5.3% in fiscal 2001. The increase in these percentages in fiscal 2003 and fiscal 2002 was primarily the result of decreases in our net revenue in fiscal 2003 and fiscal 2002. In June 2003, we implemented a reduction in force and other expense control measures to reduce expenses, including general and administrative expenses, in the next few quarters. The rate of any future spending increases in our general and administrative expenses, if any, will depend on the pace of recovery in the market for networking products. Increased legal expenses related to intellectual property litigation may also cause general and administrative expenses to increase.

Impairment of Acquired Intangible Assets

During fiscal 2003, we performed our annual evaluation of goodwill for impairment in accordance with SFAS No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. This evaluation indicated decreased expected future demand for the products associated with the goodwill and, therefore, we recorded an impairment charge of $1.0 million. During the third quarter of fiscal 2002, we evaluated goodwill and purchased intangible assets associated with recent acquisitions for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The assessment was performed as a result of weakening economic conditions and decreased current and expected future demand for certain categories of products in the markets in which we operate. As a result of the assessment, we recorded a charge to reduce goodwill and purchased intangible assets of $89.8 million.

Amortization of Deferred Stock Compensation

Amortization of deferred stock compensation was $0.7 million in fiscal 2003, $10.2 million in fiscal 2002 and $4.1 million in fiscal 2001, representing a decrease of $9.5 million in fiscal 2003 from fiscal 2002 and an increase of $6.1 million in fiscal 2002 from fiscal 2001. Amortization of deferred stock compensation is attributable to unvested stock options subject to forfeiture issued to employees that we assumed in conjunction with the acquisitions of Optranet and Webstacks. Deferred stock compensation is amortized as charges to operations, using the graded method, over the vesting periods of the individual stock options, generally four years. Upon termination of an employee, the amount of expense recognized under the graded vesting method that is in excess of the amount actually earned is reversed. For the year ended June 29, 2003, we reversed $5.3 million of excess compensation expense related to terminated employees.

Amortization of Goodwill and Purchased Intangible Assets

We adopted SFAS 142 as of July 1, 2002. SFAS 142 requires goodwill and certain other intangible assets to be tested for impairment at least annually and written down only when impaired, rather than being amortized as previous accounting standards required. Accordingly, as of July 1, 2002, we stopped amortizing goodwill with a carrying value of $1.0 million. This amount was subsequently written off due to impairment in fiscal 2003.

Purchased In-Process Research and Development

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

Restructuring Charges

During fiscal 2003, we recorded restructuring charges of $15.9 million. The restructuring charges included excess facilities charges of $9.6 million, severance charges of $4.4 million and asset impairments of $1.9 million. The excess facilities charge represents an increase to the charge recognized during the third quarter of fiscal 2002. The commercial real estate market has continued to deteriorate since the initial charge was taken in the third quarter of fiscal 2002 necessitating an increase in reserves that take into consideration the unfavorable difference between lease obligation payments and projected sublease receipts. As a result of the excess facilities charges recorded in fiscal 2003 and fiscal 2002, rent expense in fiscal 2004 is expected to decrease by approximately $6.1 million from fiscal 2003 levels. Severance charges of $2.7 million related to a reduction in total staff during the second quarter of fiscal 2003 of approximately 100 people, or 10% of the total workforce, across all departments. Severance charges of $1.7 million related to a reduction in total staff announced at the end of the fiscal year of approximately 70 people, or 8% of the total workforce, across all departments. Compensation expense in fiscal 2004 is expected to decrease by approximately $17.4 million as a result of these reductions. The asset impairment charge relates to the write-off of leasehold improvements and office furniture related to excess facilities. Depreciation expense in fiscal 2004 is expected to decrease by approximately $0.8 million as a result of these facilities-related write-offs.

During fiscal 2002, we implemented a restructuring plan to lower our overall cost structure. Restructuring charges of $73.6 million included a $39.0 million charge related to the exit of two facility leases we entered into in June 2000, excess facilities charges of $25.4 million and a write-off of fixed assets of $9.1 million. The excess facilities charges were the result of our decision to permanently reduce occupancy or vacate certain domestic and international facilities. The asset impairment charge represented the unamortized amount of the assets at the date a decision was made to discontinue use. These assets were not utilized subsequently or held for sale. They were either scrapped or abandoned.

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

Property and Equipment Write-Off

During fiscal 2003, we completed a property and equipment physical inventory in conjunction with the implementation of our new ERP system. The property and equipment physical inventory resulted in the identification of $12.7 million of property and equipment whose fair value was determined to be zero because the assets were either no longer in service or were not identifiable. Therefore these assets were written off during the second quarter of fiscal 2003.

Interest Income

Interest income was $11.1 million in fiscal 2003, $11.7 million in fiscal 2002 and $15.5 million in fiscal 2001, representing a decrease of $0.6 million in fiscal 2003 from fiscal 2002 and a decrease of $3.8 million in fiscal 2002 from fiscal 2001. The decrease in fiscal 2003 from fiscal 2002 was due to lower interest rates. The decrease in fiscal 2002 from fiscal 2001 was due to lower interest rates, offset by an increase in our available investment balances due to the net proceeds we received from the issuance of convertible subordinated notes in December 2001.

Interest Expense

Interest expense was $7.1 million in fiscal 2003, $4.5 million in fiscal 2002 and $0.4 million in fiscal 2001, representing an increase of $2.6 million in fiscal 2003 from fiscal 2002 and an increase of $4.1 million in fiscal 2002 from fiscal 2001. In December 2001, we completed a private placement of $200.0 million of convertible subordinated notes maturing in 2006. Interest is payable semi-annually at 3.5% per annum. The increase in fiscal 2003 from fiscal 2002 was due to a full year of interest expense on these notes. The increase in fiscal 2002 from fiscal 2001 was due to interest expense on the notes from the date of their issuance through the end of fiscal 2002.

Other Expense

Other expense was $0.2 million in fiscal 2003, $11.1 million in fiscal 2002 and $4.7 million in fiscal 2001. Other expense in fiscal 2003 was primarily comprised of amortization of costs associated with the convertible subordinated notes of $1.2 million and a write-down of investments in privately-held companies of $0.2 million partially offset by translation gains of $1.3 million. The increase in fiscal 2002 from fiscal 2001 was primarily due to write-downs of investments in privately-held companies that are being accounted for under the cost method.

Provision (Benefit) for Income Taxes

The provision for income taxes of $134.8 million for fiscal 2003 is primarily attributable to a $132.2 million non-cash charge to income tax expense recorded in the fourth quarter of fiscal 2003, representing a full valuation allowance for our net deferred tax assets. We recorded this charge in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), which places greater weight on previous cumulative losses than the outlook for future profitability when determining whether deferred tax assets can be realized. Based upon our most recent three-year history of losses and relying on other guidance specified in SFAS 109, we determined that it was appropriate to establish a full valuation allowance against our deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets. We recorded a tax benefit of $52.8 million for fiscal 2002. The benefit for fiscal 2002 results in an effective tax benefit rate of 22.3%, which consists primarily of federal and state income tax benefits offset by nondeductible goodwill. We recorded a tax benefit of $22.7 million for fiscal 2001, which consisted primarily of federal and state income tax benefits, offset by foreign taxes, nondeductible in-process research and development and goodwill.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities were $402.2 million and $400.1 million at June 29, 2003 and June 30, 2002, respectively, representing an increase of $2.1 million. This increase was primarily due to cash provided by operating activities of $10.1 million and proceeds from issuance of common stock of $6.3 million, partially offset by capital expenditures of $14.7 million.

We generated $10.1 million in cash from operations in fiscal 2003 despite a net loss of $197.2 million. The net loss included significant non-cash charges including the deferred tax asset valuation allowance of $132.2 million, a restructuring charge of $15.9 million, a property and equipment write-off of $12.7 million and depreciation of $25.9 million. Accounts receivable decreased to $26.8 million at June 29, 2003 from $51.3 million at June 30, 2002. Days sales outstanding in receivables decreased to 28 days at June 29, 2003 from 41 days at June 30, 2002. The decrease in accounts receivable and days sales outstanding were primarily due to shipment linearity and improved collections performance. Inventory levels decreased to $18.7 million at June 29, 2003 from $24.6 million at June 30, 2002. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence because of recent declining demand, rapidly changing technology and customer requirements. As a result of the rapid change in the market for networking products, we recorded $5.0 million and $39.2 million in charges for excess and obsolete inventory and non-cancelable purchase commitments in fiscal 2002 and 2001, respectively. Deferred revenue increased to $48.3 million at June 29, 2003 from $40.8 million at June 30, 2002. This increase was due primarily to increased service obligations under maintenance contracts.

We have a revolving line of credit for $10.0 million with Silicon Valley Bank. As of June 29, 2003, there were no outstanding borrowings under this facility. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. At June 29, 2003, we had letters of credit totaling $2.1 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity. As of June 29, 2003, we were not in compliance with the tangible net worth covenant and obtained the necessary waiver and expect to be in compliance in future quarters. The line of credit expires on November 30, 2003. It is our intention to renew this line of credit when it expires.

As part of our business relationship with MCMS, Inc., the predecessor-in-interest to Plexus Corp., we entered into a $9.0 million operating equipment lease for manufacturing equipment in September 2000 with a third-party financing company; we, in turn, subleased the equipment to MCMS. The equipment lease with the third-party financing company requires us to make monthly payments through September 2005 and to maintain specified financial covenants related to profitability and our cash to debt ratio with which we were in compliance as of June 29, 2003. The liability related to this lease is included in lease commitments on the balance sheet.

In December 2001, we completed a private placement of $200.0 million of convertible subordinated notes. The notes mature on December 1, 2006. Interest is payable semi-annually at 3.5% per annum. The notes are convertible at the option of the holders into our common stock at an initial conversion price of $20.96 per share, subject to adjustment. The notes are redeemable in cash at our option at an initial redemption price of 101.4% of the principal amount on or after December 2004 if not converted to common stock prior to the redemption date. Each holder of the notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of the principal amount plus accrued interest upon a change of control of ownership of Extreme Networks, as defined in the offering circular. Instead of paying the repurchase price in cash, we may, if we satisfy certain conditions, elect to pay the repurchase price in common stock valued at 95% of the average of the closing prices of our common stock for the five trading days immediately preceding and including the third trading day prior to the repurchase date.

The following summarizes our contractual obligations (including interest payments) at June 29, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Convertible subordinated notes	$224,500	$7,000	$14,000	$203,500	$—
Non-cancelable operating lease obligations	46,689	10,488	17,784	10,103	8,314

Total contractual cash obligations	$271,189	$17,488	$31,784	$213,603	$8,314

We did not have any material commitments for capital expenditures or non-cancelable purchase commitments as of June 29, 2003.

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

New Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF 00-21 will have on our results of operations and financial condition.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. For arrangements entered into after January 31, 2003, FIN 46 is effective immediately. For arrangements entered into prior to January 31, 2003, FIN 46 is effective for the first interim or annual period beginning after June 15, 2003. We have no contractual relationships or other business relationships with any variable interest entities that were entered into after January 31, 2003 and, therefore, the initial adoption of FIN 46 did not have an effect on our results of operations or financial condition. We are currently evaluating whether we have any contractual relationships or other business arrangements prior to January 31, 2003 that will be subject to FIN 46 as of June 30, 2003.

Amendment of SFAS 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contacts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 149 also amends SFAS 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Provisions of SFAS 149 will be applied prospectively. We do not expect the adoption of SFAS 149 to have a material impact on our operating results or financial condition.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have a material effect on our results of operations or financial position.

More-Than Incidental Software

On July 31, 2003, EITF reached a consensus on its tentative conclusions on Issue No. 03-5, Applicability of AICPA Statement of Position 97-2, “Software Revenue Recognition,” to Non-Software Deliverables in an Arrangement Containing More-Than Incidental Software (“EITF 03-5”). EITF 03-5 discusses that software deliverables are within the scope of SOP 97-2 as are non-software deliverable(s) for which the related software is essential to the functionality of the non-software deliverable(s). Companies are required to adopt this consensus for fiscal periods beginning after August 2003. We believe the adoption of EITF 03-5 will not have a material impact on our financial position, results of operations or liquidity.

Risk Factors

We Are Not Profitable and We Cannot Assure You That We Will Be Profitable in the Future

Fiscal 2000 was the only year in which we have achieved profitability. We reported losses for fiscal 2003, fiscal 2002 and fiscal 2001. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will continue to need to rationalize expense levels and increase revenue levels to achieve profitability in future fiscal quarters.

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

Intense Competition in the Market for Networking Equipment Could Prevent Us from Increasing Revenue and Returning to Profitability

The market for networking equipment is intensely competitive. Our principal competitors include Cisco Systems, Enterasys Networks, Foundry Networks, Inc., Nortel Networks and Riverstone Networks. In addition, a number of private companies have announced plans for new products, or have introduced products, that may compete with our own products. Some of our current and potential competitors have superior market leverage, longer operating histories and substantially greater financial, technical, sales and marketing resources, in addition to wider name recognition and larger installed customer bases. These competitors may have developed, or may in the future develop, new competing products based on technologies that compete with our own products or render our products obsolete. Furthermore, a number of these competitors may merge or form strategic partnerships that enable them to offer or bring to market competitive products. Consolidation within our industry could lead to increased competition and could harm our operating results.

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

When Our Products Contain Undetected Software or Hardware Errors, We Incur Significant Unexpected Expenses and Could Lose Sales

Network products frequently contain undetected software or hardware errors when new products or new versions or updates of existing products are first released to the marketplace. In the past, we have experienced such errors in connection with new products and product upgrades. We have experienced component problems that caused us to incur higher than expected warranty and service costs and expenses and to take an accrual for anticipated expenses. Such expenses adversely affected our results for fiscal 2003 and fiscal 2002. We have undertaken extensive efforts to address these issues, however until these programs are completed, these expenses are expected to exceed normal levels. In the future, we expect that, from time to time, such errors or component failures will be found in new or existing products after the commencement of commercial shipments including the components we incorporate in our products. These problems may have a material adverse effect on our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems. Further, if products are not accepted by customers due to such defects, and such returns exceed the amount we accrued for defect returns based on our historical experience, our operating results would be adversely affected.

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

We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Grow Our International Sales Depends on Successfully Expanding Our International Operations

International sales constitute a significant portion of our net revenue. Our ability to grow will depend in part on the continued expansion of international sales. Sales to customers outside of the United States accounted for approximately 60%, 67% and 57% of our net revenue, respectively, for fiscal 2003, fiscal 2002 and fiscal 2001. Our international sales primarily depend on the success of our resellers and distributors. The failure of our resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

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

In addition, conducting our business on a global basis subjects us to a number of frequently changing and complex trade protection measures and import or export regulatory requirements. Our failure to comply with these measures and regulatory requirements may result in the imposition of financial penalties and restrictions on our ability to conduct business in and with certain countries, which may harm our business and damage our reputation. Pursuant to regulations of the U.S. Department of Commerce providing for voluntary disclosure, we have disclosed information regarding a possible violation of certain export regulations. Following such disclosures the Department of Commerce will determine whether to conduct an investigation. If an investigation is commenced, we believe that these matters will be resolved without a material adverse effect on our business, and we have implemented procedures to reduce the risk of violations in the future.

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

Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment

With the current economic slowdown, some of our customers are forecasting that their revenue for the foreseeable future will generally be lower than originally anticipated. Some of these customers are experiencing, or are likely to experience, serious cash flow problems and, as a result, may find it increasingly difficult to obtain financing, if financing is available at all. If some of these customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment of, the amounts that they owe us. In particular, sales to the service provider market are especially volatile and continued declines or delays in sale orders from this market may harm our financial condition. Furthermore, they may not order as many products from us as originally forecast, or cancel orders with us entirely. The inability of some of our potential customers to pay us for our products may adversely affect our cash flow, the timing of our revenue recognition and the amount of revenue, which may cause our stock price to decline.

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

We Are Engaged in Litigation Regarding Intellectual Property Rights, and an Adverse Outcome Could Harm Our Business and Require Us to Incur Significant Costs

We have received notice from several major companies alleging that we are infringing their patents. One of these companies, Lucent Technologies, Inc., filed a claim against us alleging patent infringement and we are in litigation as of the date of this filing. Following examination of this claim, we believe it is without merit and we have responded accordingly. Without regard to the merits of this or any other claim, if judgments by a court of law on this or any other claim received in the future were to be upheld, or if we otherwise agree to the settlement of such claims, the consequences to us may be severe and could require us to, among other actions:

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

Delays in the Implementation of New Management Information Systems May Cause a Significant Burden on Our Operations

We have implemented additional management information systems and are developing further operating, administrative, financial and accounting systems and controls to improve and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations. In addition, we recently completed the transition to a new enterprise resource planning system. We may be unable to operate our control systems in an efficient manner, and our current or planned personnel systems, procedures, and controls may not be adequate to support our future operations. The difficulties associated with designing and implementing these new systems, procedures, and controls may place a significant burden on our management and our internal resources. In addition, as we grow internationally, we will need to expand our worldwide operations and enhance our communications infrastructure. Any delay in the implementation of such new or enhanced systems, procedures or controls, or any disruption in the transition to such new or enhanced systems, procedures or controls, could adversely affect our ability to accurately forecast sales demand, manage our supply chain, and record and report financial and management information on a timely and accurate basis.

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

Most of Our Revenue is Derived From Sales of Three Product Families, So We are Dependent on Widespread Market Acceptance of These Products

During fiscal 2003, we derived substantially all of our revenue from sales of our Summit, BlackDiamond and Alpine products and related services. We expect that revenue from these product families will account for a substantial portion of our revenue for the foreseeable future. Accordingly, widespread market acceptance of our product families is vital to our future success. Factors that may affect the sales of our products, some of which are beyond our control, include:

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

If a Key Reseller, Distributor, or Other Significant Customer Cancels or Delays a Large Purchase, Our Net Revenue May Decline and the Price of Our Stock May Fall

To date, a limited number of resellers, distributors and other customers have accounted for a significant portion of our revenue. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected. For example, one distributor of Extreme Networks’ products accounted for 11%, 15% and 16% of Extreme Networks’ net revenue for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, so a substantial reduction or delay in sales of our products to a significant reseller, distributor or other customer could harm our business, operating results and financial condition. Although our largest customers may differ from period-to-period, we anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a relatively small number of customers, particularly in view of the relatively high per unit sales price of our products and long sales cycles.

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

•	the risk that budgetary constraints and internal acceptance reviews by customers will result in the loss of potential sales;

•	the risk of substantial variation in the length of the sales cycle from customer to customer, making decisions on the expenditure of resources difficult to assess;

•	the risk that we may incur substantial sales and marketing expenses and expend significant management time in an attempt to initiate or increase the sale of products to customers, but not succeed;

•	the risk that, if a sales forecast from a specific customer for a particular quarter is not achieved in that quarter, we may be unable to compensate for the shortfall, which could harm our operating results; and

•	the risk that downward pricing pressures could occur during this lengthy sales cycle.

We Purchase Several Key Components for Products From Single or Limited Sources and Could Lose Sales if These Suppliers Fail to Meet Our Needs

We currently purchase several key components used in the manufacture of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. Certain components such as tantalum capacitors, static random access memory, or SRAM, and printed circuit boards have been, and may be in the future, in short supply. We have in the past, and are likely in the future, to encounter shortages and delays in obtaining these or other components, and this could have a material adverse effect on our ability to meet customer orders. Our principal sole-source components include:

•	ASICs;

•	merchant silicon;

•	microprocessors;

•	programmable integrated circuits;

•	selected other integrated circuits;

•	custom power supplies; and

•	custom-tooled sheet metal.

Our principal limited-source components include:

•	flash memories;

•	dynamic and static random access memories, or DRAMs and SRAMs, respectively; and

•	printed circuit boards.

We use our forecast of expected demand to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If forecasts exceed orders, we may have excess and/or obsolete inventory on hand or under non-cancelable purchase commitments that could have a material adverse effect on our operating results and financial condition. If orders exceed forecasts, we may have inadequate inventory of certain materials and components, which could have a material adverse effect on our operating results and financial condition. We do not have agreements fixing long-term prices or minimum volume requirements from these suppliers. From time to time we have experienced shortages and allocations of certain components, resulting in delays in filling orders. Qualifying new suppliers to compensate for such shortages may be time-consuming and costly, and may increase the likelihood of errors in design or production. In addition, during the development of our products, we have experienced delays in the prototyping of our chipsets, which in turn has led to delays in product introductions. We cannot assure you that similar delays will not occur in the future. Furthermore, we cannot assure you that the performance of the components as incorporated in our products will meet the quality requirements of our customers.

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

In particular, if we are required to record stock option grants as compensation expense on our income statement, our profitability may be reduced significantly. The current methodology for expensing such stock options is based on, among other things, the historical volatility of the underlying stock. Our stock price has been historically volatile. Therefore, the adoption of an accounting standard requiring companies to expense stock options would negatively impact our profitability and may adversely impact our stock price. In addition, the adoption of such a standard could limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees.

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

We Have Been Named as a Defendant in a Shareholder Class Action Lawsuit Arising Out of Our Public Offerings of Securities in 1999

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

The operative amended complaint is brought purportedly on behalf of all persons who purchased Extreme Networks’ common stock from April 8, 1999 through December 6, 2000. It names as defendants Extreme Networks; six of our present and former officers and/or directors, including our CEO (the “Extreme Networks Defendants”); and several investment banking firms that served as underwriters of our initial public offering and October 1999 secondary offering. Subsequently, plaintiffs and one of the individual defendants stipulated to a dismissal of that defendant without prejudice. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The Securities Act allegations against the Extreme Networks Defendants are made as to the secondary offering only. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The Court denied the motions to dismiss the claims in our case under the Securities Act of 1933. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against Extreme Networks and 184 other issuer defendants, on the basis that the complaints alleged that the respective issuers had acquired companies or conducted follow-on offerings after their initial public offerings. The Court denied the motion to dismiss the claims under Section 10(a) and 20(a) of the Securities Exchange Act of 1934 against the remaining Extreme Networks Defendants and 59 other individual defendants, on the basis that the respective amended complaints alleged that the individuals sold stock.

We have decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Extreme Network Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Extreme Networks Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. If the settlement is not approved, we cannot assure you that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

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

These actions by us could have a material adverse effect on our operating results or the price of our common stock. Moreover, even if we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. This is particularly relevant in cases where it is necessary to integrate new types of technology into our existing portfolio and new types of products may be targeted for potential customers with which we do not have pre-existing relationships. Acquisitions and investment activities also entail numerous risks, including:

•	difficulties in the assimilation of acquired operations, technologies and/or products;

•	unanticipated costs associated with the acquisition or investment transaction;

•	the diversion of management’s attention from other business concerns;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience;

•	the potential loss of key employees of acquired organizations; and

•	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items.

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

We Have Entered into Long-Term Lease Agreements for Several Facilities that are Currently Vacant and May be Difficult to Sublease due to Current Real Estate Market Conditions

We have certain long-term real estate lease commitments carrying future obligations for non-cancelable lease payments net of estimated sublease income. Reductions in our workforce and the restructuring of operations during fiscal 2003 and 2002 resulted in the need to consolidate certain of these leased facilities, located primarily in Northern California. We recorded excess facilities charges of $9.6 million in fiscal 2003 and $25.4 million during fiscal 2002. For more information, see Note 13 of Notes to Condensed Consolidated Financial Statements. We intend to sublease certain of these facilities and may obtain sublease income to offset the carrying costs of these facilities. However, based on the continuing deterioration of commercial real estate market conditions in connection with a downturn in the economy, we will not be able to sublease these facilities at the times or on the terms we anticipated when we took the excess facilities charge and therefore if the market does not improve, we may incur additional charges in the future. In addition, we may incur additional charges for excess facilities as a result of additional reductions in our workforce or future restructuring of operations. We will continue to be responsible for all carrying costs of these facilities until such time as we can sublease these facilities or terminate the applicable leases based on the contractual terms of the lease agreements, and these costs may have an adverse effect on our business, operating results and financial condition.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 29, 2003 and June 30, 2002. This table does not include money market funds because those funds are not subject to market risk.

June 29, 2003:
	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
Included in cash and cash equivalents	$9,203			$9,203	$9,203
Weighted average interest rate	0.99%
Included in short-term investments	$98,445	$20,832		$119,277	$119,277
Weighted average interest rate	1.28%	2.77%
Included in marketable securities			$238,540	$238,540	$238,540
Weighted average interest rate			2.59%

June 30, 2002:
	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
Included in cash and cash equivalents	$36,224			$36,224	$36,224
Weighted average interest rate	1.83%
Included in short-term investments		$164,667		$164,667	$164,667
Weighted average interest rate		2.73%
Included in marketable securities			$163,560	$163,560	$163,560
Weighted average interest rate			3.87%

Exchange Rate Sensitivity

Currently, all of our sales and the majority of our expenses are denominated in United States dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the year ended June 29, 2003 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant, in part because of our foreign exchange risk management process discussed below.

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). At June 29, 2003, these forward foreign currency contracts had a notional principal amount of $5.4 million (fair value of $96,000). These contracts have maturities of less than 60 days.

Additionally, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS 133. At June 29, 2003, we held foreign currency forward contracts with a notional principal amount of $3.6 million (fair value of $25,000). These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction gains from operations, including the impact of hedging, were $0.4 million in fiscal 2003. Foreign currency transaction losses from operations, including the impact of hedging, were $0.3 million and $0.6 million in fiscal 2002 and fiscal 2001, respectively.

Investments in Equity Securities

We have historically made investments in several privately held companies. These nonmarketable investments are accounted for under the cost method, as ownership is less than 20 percent and we do not have the ability to exercise significant influence over the operating, financing and investing activities of the investee companies. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. It is possible that we could lose our entire initial investment in these companies. As a part of management’s process of regularly reviewing these investments for impairment, we recorded write-downs of $0.2 million and $9.7 million on certain investments, which were determined to be other than temporarily impaired in fiscal 2003 and fiscal 2002, respectively. At June 29, 2003, the carrying value of our remaining investments was zero.

Item 8. Financial Statements and Supplementary Data

EXTREME NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	June 29, 2003	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$44,340	$71,830
Short-term investments	119,277	164,667
Accounts receivable, net of allowance for doubtful accounts of $2,331 ($2,736 in fiscal 2002)	26,794	51,344
Inventories, net	18,710	24,627
Deferred income taxes	609	42,882
Prepaid expenses and other current assets	16,269	13,126

Total current assets	225,999	368,476
Property and equipment, net	73,767	99,551
Marketable securities	238,540	163,560
Deferred income taxes	—	91,210
Other assets	11,951	13,547

	$550,257	$736,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,020	$29,215
Accrued compensation and benefits	14,665	12,082
Restructuring liabilities	7,877	3,525
Lease commitments	4,396	8,063
Accrued warranty	10,200	9,055
Deferred revenue	48,298	40,772
Other accrued liabilities	25,317	23,913

Total current liabilities	129,773	126,625
Restructuring liabilities, less current portion	20,293	19,896
Deferred income taxes	673	593
Long-term deposit	282	272
Convertible subordinated notes	200,000	200,000

Commitments and contingencies (Note 5)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series; 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 750,000,000 shares authorized; 116,568,000 issued and outstanding (115,030,000 in fiscal 2002) and capital in excess of par value	652,091	653,547
Deferred stock compensation	(1,708)	(10,167)
Accumulated other comprehensive income	2,306	1,851
Accumulated deficit	(453,453)	(256,273)

Total stockholders’ equity	199,236	388,958

	$550,257	$736,344

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	June 29, 2003	June 30, 2002	July 1, 2001
Net revenue:
Product	$324,727	$407,394	$463,903
Services	38,549	34,215	27,329

Total net revenue	363,276	441,609	491,232

Cost of revenue:
Product	172,069	*	*
Services	40,852	*	*

Total cost of revenue	212,921	257,639	299,031

Gross margin:
Product	152,658	*	*
Services	(2,303)	*	*

Total gross margin	150,355	183,970	192,201

Operating expenses:
Sales and marketing	102,472	117,855	136,802
Research and development	58,004	61,490	57,876
General and administrative	25,733	26,922	25,789
Impairment of acquired intangible assets	1,021	89,752	—
Amortization of deferred stock compensation	723	10,184	4,143
Amortization of goodwill	—	33,546	28,862
Amortization of purchased intangible assets	—	3,642	4,525
Purchased in-process research and development	—	—	30,142
Restructuring charges	15,939	73,570	5,955
Property and equipment write-off	12,678	—	—

Total operating expenses	216,570	416,961	294,094

Operating loss	(66,215)	(232,991)	(101,893)
Interest income	11,069	11,748	15,474
Interest expense	(7,058)	(4,509)	(387)
Other expense	(190)	(11,050)	(4,745)

Loss before income taxes	(62,394)	(236,802)	(91,551)
Provision (benefit) for income taxes	134,786	(52,840)	(22,668)

Net loss	$(197,180)	$(183,962)	$(68,883)

Net loss per share—basic and diluted	$(1.71)	$(1.63)	$(0.64)

Shares used in per share calculation—basic and diluted	115,186	112,925	108,353

*	Cost of revenue and gross margin are presented in total for the years ended June 30, 2002 and July 1, 2001 since Extreme Networks did not track product and service cost of revenue separately in those years.

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	June 29, 2003	June 30, 2002	July 1, 2001
Cash flows from operating activities:
Net loss	$(197,180)	$(183,962)	$(68,883)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	25,929	31,382	19,328
Amortization of goodwill	—	33,546	28,862
Amortization of purchased intangible assets	—	3,642	4,525
Impairment of acquired intangible assets	1,021	89,752	—
Provision for doubtful accounts	—	3,913	5,274
Provision for excess and obsolete inventory	300	7,596	32,753
Deferred income taxes	133,563	(56,771)	(64,173)
Purchased in-process research and development	—	—	30,142
Tax benefits from employee stock transactions	—	1,055	45,020
Restructuring charges	15,939	73,095	5,941
Property and equipment write-off	12,678	—	—
Amortization of deferred stock compensation	723	10,184	4,143
Equity share of affiliate losses and write-down of investments	250	9,657	4,942
Loss on retirement of assets	—	—	565
Compensation expense for options granted to consultants	—	631	841
Changes in operating assets and liabilities; excluding impact of acquisitions:
Accounts receivable	24,550	7,954	(20,016)
Inventories	5,617	28,306	(69,481)
Prepaid expenses and other current and noncurrent assets	(2,818)	(4,760)	(2,950)
Accounts payable	(10,195)	(6,675)	(3,262)
Accrued compensation and benefits	(135)	(1,227)	420
Restructuring liabilities	(6,579)	(3,278)	(29)
Lease commitments	(3,667)	(1,863)	9,420
Accrued warranty	1,145	6,098	(243)
Deferred revenue	7,526	15,235	35,330
Other accrued liabilities	1,404	(43,047)	(3,082)
Long-term deposit	10	6	(40)

Net cash provided by (used in) operating activities	10,081	20,469	(4,653)

Cash flows from investing activities:
Capital expenditures	(14,716)	(82,819)	(51,224)
Purchases of investments	(582,910)	(390,911)	(198,234)
Proceeds from sales and maturities of investments	553,775	247,546	206,632
Payments for acquisitions, net of cash acquired, and other investments	—	(14,920)	(6,571)

Net cash used in investing activities	(43,851)	(241,104)	(49,397)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	6,280	11,206	25,051
Proceeds from issuance of convertible subordinated notes, net	—	193,537	—

Net cash provided by financing activities	6,280	204,743	25,051

Net increase (decrease) in cash and cash equivalents	(27,490)	(15,892)	(28,999)
Cash and cash equivalents at beginning of year	71,830	87,722	116,721

Cash and cash equivalents at end of year	$44,340	$71,830	$87,722

Supplemental disclosure of cash flow information:
Interest paid	$7,058	$3,848	$387
Cash paid (refund received) for income taxes	$3,696	$3,598	$(3,803)

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock and capital in excess of par value		Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at July 2, 2000	106,670	$423,150	$(78)	$(623)	$(3,428)	$419,021
Components of comprehensive loss:
Net loss	—	—	—	—	(68,883)	(68,883)
Change in unrealized gain on investments	—	—	—	1,325	—	1,325
Foreign currency translation adjustment	—	—	—	67	—	67

Total comprehensive loss						(67,491)

Exercise of warrants to purchase common stock	58	—	—	—	—	—
Exercise of options to purchase common stock, net of repurchases	2,128	16,251	—	—	—	16,251
Issuance of common stock under employee stock purchase plan	318	8,800	—	—	—	8,800
Issuance of common stock and assumption of stock options in connection with acquisitions	4,242	146,593	(24,416)	—	—	122,177
Tax benefit from employee stock transactions	—	45,020	—	—	—	45,020
Stock compensation for options granted to consultants	—	841	—	—	—	841
Amortization of deferred stock compensation	—	—	4,143	—	—	4,143

Balances at July 1, 2001	113,416	640,655	(20,351)	769	(72,311)	548,762
Components of comprehensive loss:
Net loss	—	—	—	—	(183,962)	(183,962)
Change in unrealized gain on investments	—	—	—	1,091	—	1,091
Change in unrealized loss on derivatives	—	—	—	(113)	—	(113)
Foreign currency translation adjustment	—	—	—	104	—	104

Total comprehensive loss						(182,880)

Exercise of options to purchase common stock, net of repurchases	901	3,421	—	—	—	3,421
Issuance of common stock under employee stock purchase plan	713	7,785	—	—	—	7,785
Tax benefit from employee stock transactions	—	1,055	—	—	—	1,055
Stock compensation for options granted to consultants	—	631	—	—	—	631
Amortization of deferred stock compensation	—	—	10,184	—	—	10,184

Balances at June 30, 2002	115,030	653,547	(10,167)	1,851	(256,273)	388,958
Components of comprehensive loss:
Net loss	—	—	—	—	(197,180)	(197,180)
Change in unrealized gain on investments, net of tax expense of $1,407	—	—	—	448	—	448
Change in unrealized gain on derivatives	—	—	—	114	—	114
Foreign currency translation adjustment	—	—	—	(107)	—	(107)

Total comprehensive loss						(196,725)

Exercise of options to purchase common stock, net of repurchases	230	783	—	—	—	783
Issuance of common stock under employee stock purchase plan	1,308	5,497	—	—	—	5,497
Forfeiture of stock options	—	(7,736)	7,736	—	—	—
Amortization of deferred stock compensation	—	—	723	—	—	723

Balances at June 29, 2003	116,568	$652,091	$(1,708)	$2,306	$(453,453)	$199,236

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is a 52/53-week fiscal accounting year that closes on the Sunday closest to June 30th every year. Fiscal 2003, fiscal 2002 and fiscal 2001 were 52-week fiscal years. All references herein to “fiscal 2003” or “2003” represent the fiscal year ended June 29, 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of Extreme Networks and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Investments in which management intends to maintain more than a temporary 20% to 50% interest, or otherwise has the ability to exercise significant influence, are accounted for under the equity method. Investments in which management has less than a 20% interest and does not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value.

Assets and liabilities of foreign operations are translated to United States dollars at current rates of exchange, and revenues and expenses are translated using average rates. Foreign currency transaction gains from operations, including the impact of hedging, were $0.4 million in fiscal 2003. Foreign currency transaction losses from operations, including the impact of hedging, were $0.3 million and $0.6 million in fiscal 2002 and fiscal 2001, respectively. Gains and losses from foreign currency translation are included as a separate component of other comprehensive income (loss).

Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but are not limited to, the accounting for the allowances for doubtful accounts and returns reserves, inventory valuation, depreciation and amortization, impairment of purchased intangible assets and minority investments, sales returns, warranty accruals and income taxes. Actual results could differ materially from these estimates.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2003 presentation. Such reclassifications have not impacted previously reported revenues, operating loss or net loss. During fiscal 2003, revenue from service arrangements increased to greater than 10% of total net revenues, requiring us to separately report product and service revenues. In order to separately state cost of revenues related to product and service revenues, we reclassified $23.1 million and $17.8 million of service expenses that had previously been included in operating expenses for fiscal 2002 and fiscal 2001, respectively.

Revenue Recognition

We derive the majority of our revenue from sales of our stackable and chassis-based networking equipment, with the remaining revenue generated from service fees relating to the maintenance and installation of, and training on, our products. Our revenue recognition policy follows SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. We generally recognize product revenue from our end-user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. When significant obligations or contingencies remain after products are delivered, such as installation or customer acceptance, revenue and related costs are deferred until such obligations or contingencies are satisfied. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which typically ranges from one to five years. When we provide a combination of products and services to customers, revenue is allocated based on the relative fair values.

We make certain sales to partners in two-tier distribution channels. The first tier consists of a limited number of independent distributors that sell primarily to resellers and, on occasion, to end-user customers. Under specified conditions, we grant these distributors the right to return a portion of unsold inventory to us for the purpose of stock rotation. Therefore, we defer recognition of revenue on all sales to distributors until the distributors sell the product, as evidenced by a monthly sales-out report that the distributors provide to us. The second tier of the distribution channel consists of a large number of third-party resellers that sell directly to end-users and are not granted return privileges, except for defective products.

Cash Equivalents, Short-Term Investments and Marketable Securities

Highly liquid investment securities with insignificant interest rate risk and with original maturities of three months or less at date of purchase are classified as cash equivalents. Investment securities with original maturities greater than three months and remaining maturities of less than one year are classified as short-term investments. Investment securities with remaining maturities greater than one year are classified as marketable securities. Our investments are primarily comprised of United States, state and municipal government obligations and corporate securities.

To date, all marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported net-of-tax as a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on specific identification. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends.

We have made minority investments in privately held companies. Our interest in these companies was significantly less than 20% and, as such, we did not have the ability to exercise significant influence. We monitor our minority investments for other than temporary impairment and make appropriate reductions in carrying values when necessary. We recorded write-downs of $0.2 million, $9.7 million and $1.8 million during fiscal 2003, fiscal 2002 and fiscal 2001, respectively, related to impairments of our privately held investments. The carrying value of investments in privately held companies was zero as of June 29, 2003.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments were as follows (in thousands):

	June 29, 2003		June 30, 2002
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$44,340	$44,340	$71,830	$71,830
Short-term investments	$119,277	$119,277	$164,667	$164,667
Marketable securities	$238,540	$238,540	$163,560	$163,560
Financial liabilities:
Convertible subordinated notes	$200,000	$180,056	$200,000	$167,626
Forward foreign currency contracts	$(121)	$(121)	$367	$367

The fair values of short-term investments and marketable securities are determined using quoted market prices for those securities or similar financial instruments. The fair value of the convertible subordinated notes due 2006 is estimated using quoted market prices.

Concentrations

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

We perform ongoing credit evaluations of our customers and do not require collateral in exchange for credit. One distributor of our products accounted for 11%, 15% and 16% of our net revenue in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. One customer accounted for 11% of our accounts receivable balance as of June 29, 2003 and two customers accounted for 20% and 15% of our accounts receivable balance as of June 30, 2002.

One supplier currently manufacturers all of our application specific integrated circuits, or ASICs, used in all of our hardware products. Any interruption or delay in the supply of any of these or other single source components, or the inability to procure these components from alternate sources at acceptable prices and within a reasonable timeframe, would have a material adverse effect on our ability to meet customer orders which would negatively impact our business, operating results and financial condition. In addition, qualifying additional suppliers can be time-consuming and expensive, and may increase the likelihood of design or production related errors. We attempt to mitigate these risks by working closely with our ASIC supplier regarding production planning and timing of new product introductions.

We currently derive substantially all of our revenue from sales of our Summit, BlackDiamond and Alpine products. We expect that revenue from these products will account for a substantial portion of our revenue for the foreseeable future. Accordingly, widespread market acceptance of these products is critical to our future success.

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

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market, on a first-in, first-out basis. We provide inventory allowances based on estimated excess and obsolete inventories determined primarily by future demand forecasts. Inventories consist of (in thousands):

	June 29, 2003	June 30, 2002
Raw materials	$3,600	$7,861
Finished goods	23,439	34,833

Total	27,039	42,694
Allowance for excess and obsolete inventory	(8,329)	(18,067)

Inventories, net	$18,710	$24,627

Included in the above allowance is $1.7 million and $11.8 million at June 29, 2003 and June 30, 2002, respectively, related to the restructuring reserve established in fiscal 2001 as discussed in Note 13.

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

	June 29, 2003	June 30, 2002
Computer equipment	$45,330	$67,269
Land	20,600	20,600
Buildings	17,400	17,400
Software	28,928	25,986
Office equipment, furniture and fixtures	4,374	5,841
Leasehold improvements	5,650	6,372

	122,282	143,468
Less accumulated depreciation and amortization	(48,515)	(43,917)

Property and equipment, net	$73,767	$99,551

Goodwill and Other Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. We adopted this statement July 1, 2002. In accordance with SFAS 142, we ceased amortizing goodwill as of July 1, 2002.

In accordance with the transition provisions of SFAS 142, we completed the first step of the transitional goodwill impairment test at July 1, 2002. The results of that test indicated that goodwill was not impaired and that a cumulative impairment loss did not have to be recognized.

In accordance with SFAS 142, we performed the annual impairment review of our goodwill at the end of fiscal 2003. During this evaluation, we noted indicators that the carrying value of our goodwill may not be recoverable due to the prolonged economic downturn affecting our operations and revenue forecasts.

Under the first step of the SFAS 142 analysis, the fair value was determined based on the income approach, which estimates the fair value based on the future discounted cash flows. Based on the first step analysis, we determined that the carrying amount of our goodwill was in excess of its fair value. As such, we were required to perform the second step analysis since it failed the first step test, to determine the amount of the impairment loss. We completed the second step analysis in connection with the impairment review for fiscal 2003 and recorded an impairment charge of $1.0 million. There was no goodwill remaining as of June 29, 2003.

The following table presents the impact of SFAS 142 on net loss and net loss per share had the standard been in effect in fiscal 2002 and fiscal 2001 (in thousands, except per-share amounts):

	Year Ended
	June 30, 2002	July 1, 2001
Net loss – as reported	$(183,962)	$(68,883)
Adjustments:
Amortization of goodwill	33,546	28,862
Income tax effect	(11,741)	(10,102)

Net adjustments	21,805	18,760

Net loss – adjusted	$(162,157)	$(50,123)

Net loss per share – basic and diluted – as reported	$(1.63)	$(0.64)

Net loss per share – basic and diluted – adjusted	$(1.44)	$(0.46)

Long-lived assets, including purchased intangible assets other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At June 29, 2003, there were no purchased intangible assets recorded in our consolidated balance sheet.

Guarantees and Product Warranties

Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. We have determined that the requirements of FIN 45 apply to our standard product warranty, to a guarantee of a lease obligation of one of our contract manufacturers, to letters of credit issued under our line of credit and to indemnification obligations contained in commercial agreements, including customary intellectual property indemnification for our products contained in agreements with our resellers and end-users.

Our standard hardware warranty period is 12 months from the date of shipment to end-users and 14 months from the date of shipment to channel partners, which include resellers and distributors. Upon shipment of products to our customers, including both end-users and channel partners, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability for this amount. The determination of our warranty requirements is based on our actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust these accruals at each balance sheet date in accordance with changes in these factors. Changes in our warranty accrual for fiscal 2003 and fiscal 2002 are as follows (in thousands):

	Year Ended
	June 29, 2003	June 30, 2002
Balance beginning of period	$9,055	$2,957
Warranties issued	15,496	10,319
Settlements made	(14,351)	(4,221)

Balance end of period	$10,200	$9,055

Stock-Based Compensation

We have elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for our employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in our financial statements.

Pro forma information regarding net income and earnings per share is required by SFAS 123. This information is required to be determined as if we had accounted for our employee stock options and shares issued under the 1999 Purchase Plan under the fair value method of that statement. The fair value of options granted in fiscal 2003, fiscal 2002 and fiscal 2001 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plan			Employee Stock Purchase Plan
	Year Ended			Year Ended
	June 29, 2003	June 30, 2002	July 1, 2001	June 29, 2003	June 30, 2002	July 1, 2001
Expected life	3.4 yrs	2.9 yrs	3.1 yrs	0.6 yrs	0.5 yrs	0.6 yrs
Risk-free interest rate	2.3%	3.7%	5.3%	1.1%	2.1%	4.1%
Volatility	97%	111%	134%	86%	111%	134%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. The weighted-average estimated fair value of options granted in fiscal 2003, fiscal 2002 and fiscal 2001 was $3.41, $7.95 and $25.82, respectively. The weighted-average estimated fair value of shares granted under the 1999 Purchase Plan in fiscal 2003, fiscal 2002 and fiscal 2001 was $1.92, $5.55 and $18.91, respectively. Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123. This information is required to be determined as if we had accounted for shares issued under all of our employee stock options and shares issued under the 1999 Purchase Plan under the fair value method of that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The following pro forma information sets forth our net loss and net loss per share assuming that we had used the SFAS 123 fair value method in accounting for employee stock options and purchases (in thousands, except per share amounts):

	Year Ended
	June 29, 2003	June 30, 2002	July 1, 2001
Net loss — as reported	$(197,180)	$(183,962)	$(68,883)
Add: APB 25 stock-based compensation expense, as reported	470	6,620	2,693
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(24,347)	(41,320)	(147,135)

Pro forma net loss	$(221,057)	$(218,662)	$(213,325)

Basic and diluted net loss per share:
As reported	$(1.71)	$(1.63)	$(0.64)

Pro forma	$(1.92)	$(1.94)	$(1.97)

Stock compensation expense for options granted to nonemployees has been determined in accordance with SFAS 123 and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to nonemployees is remeasured as the underlying options vest.

Derivatives

We use derivative financial instruments to manage exposures to foreign currency. Our objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. We do not enter into derivatives for speculative or trading purposes. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a fair value hedge, the gain or loss is recognized in other expense in the period of change together with the offsetting gain or loss on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates. The ineffective portion of the gain or loss is reported in other expense immediately.

Advertising

Cooperative advertising obligations with customers are accrued and the costs expensed in marketing expense at the same time the related revenue is recognized. All other advertising costs are expensed as incurred. Advertising expenses were $ 3.8 million, $6.0 million and $11.0 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

Recently Issued Accounting Standards

Revenue Arrangements with Multiple Deliverables

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF 00-21 will have on our results of operations and financial condition.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. For arrangements entered into after January 31, 2003, FIN 46 is effective immediately. For arrangements entered into prior to January 31, 2003, FIN 46 is effective for the first interim or annual period beginning after June 15, 2003. We have no contractual relationships or other business relationships with any variable interest entities that were entered into after January 31, 2003 and, therefore, the initial adoption of FIN 46 did not have an effect on our results of operations or financial condition. We are currently evaluating whether we have any contractual relationships or other business arrangements prior to January 31, 2003 that will be subject to FIN 46 as of June 30, 2003.

Amendment of SFAS 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contacts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 149 also amends SFAS 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Provisions of SFAS 149 will be applied prospectively. We do not expect the adoption of SFAS 149 to have a material impact on our operating results or financial condition.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have a material effect on our results of operations or financial position.

More-Than Incidental Software

On July 31, 2003, EITF reached a consensus on its tentative conclusions on Issue No. 03-5, Applicability of AICPA Statement of Position 97-2, “Software Revenue Recognition,” to Non-Software Deliverables in an Arrangement Containing More-Than Incidental Software (“EITF 03-5”). EITF 03-5 discusses that software deliverables are within the scope of SOP 97-2 as are non-software deliverable(s) for which the related software is essential to the functionality of the non-software deliverable(s). Companies are required to adopt this consensus for fiscal periods beginning after August 2003. We believe the adoption of EITF 03-5 will not have a material impact on our financial position, results of operations or liquidity.

3. Available-for-Sale Securities

The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
June 29, 2003:
Money market funds	$9,203	$9,203	$—	$—
Foreign debt securities	3,201	3,322	121	—
U.S. corporate debt securities	193,268	196,402	3,249	(115)
U.S. government agencies	54,465	54,716	295	(44)
U.S. municipal bonds	96,219	96,369	170	(20)
Market auction preferreds	7,008	7,008	—	—

	$363,364	$367,020	$3,835	$(179)

Classified as:
Cash equivalents	$9,203	$9,203	$—	$—
Short-term investments	119,022	119,277	255	—
Marketable securities	235,139	238,540	3,580	(179)

	$363,364	$367,020	$3,835	$(179)

June 30, 2002:
Money market funds	$442	$442	$—	$—
Commercial paper	36,230	36,224	—	(6)
Foreign debt securities	12,584	12,636	53	(1)
U.S. corporate debt securities	148,591	149,864	1,291	(18)
U.S. government agencies	52,818	53,192	374	—
U.S. municipal bonds	63,505	63,586	81	—
Market auction preferreds	48,922	48,949	27	—

	$363,092	$364,893	$1,826	$(25)

Classified as:
Cash equivalents	$36,672	$36,666	$—	$(6)
Short-term investments	164,026	164,667	642	(1)
Marketable securities	162,394	163,560	1,184	(18)

	$363,092	$364,893	$1,826	$(25)

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

During fiscal 2003 and fiscal 2002, we recorded in operating expenses asset impairment charges totaling $1.0 million and $89.8 million, respectively, against the acquired intangible assets and goodwill related to these acquisitions. There was no goodwill remaining as of June 29, 2003.

We recognized deferred stock-based compensation associated with unvested stock options subject to forfeiture issued to employees that were assumed in conjunction with the acquisition of Optranet and Webstacks. See Note 7.

5. Commitments, Contingencies and Leases

Line of Credit

We have a revolving line of credit for $10.0 million with a major lending institution. Borrowings under this line of credit bear interest at the bank’s prime rate. As of June 29, 2003, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of June 29, 2003, we had letters of credit totaling $2.1 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity. As of June 29, 2003, we were not in compliance with the tangible net worth covenant and obtained the necessary waiver and expect to be in compliance in future quarters. The line of credit expires on November 30, 2003.

Leases

As part of our business relationship with MCMS, Inc. (“MCMS”), the predecessor-in-interest to Plexus Corp., we entered into a $9.0 million operating equipment lease for manufacturing equipment in September 2000 with a third-party financing company; we, in turn, subleased the equipment to MCMS. The equipment lease with the third-party financing company requires us to make monthly payments through September 2005 and to maintain specified financial covenants related to profitability and our cash to debt ratio with which we were in compliance as of June 29, 2003. The liability related to this lease is included in lease commitments on the balance sheet.

We lease office space for our various United States and international sales offices. We sublease certain of our leased facilities to third party tenants. Future annual minimum lease payments under all noncancelable operating leases and future rental income under all noncancelable subleases having initial or remaining lease terms in excess of one year at June 29, 2003 were as follows (in thousands):

	Future Lease Payments	Future Rental Income
Fiscal 2004	$8,447	$1,101
Fiscal 2005	8,276	706
Fiscal 2006	7,153	—
Fiscal 2007	6,505	—
Fiscal 2008	3,598	—
Thereafter	8,314	—

Total minimum payments	$42,293	$1,807

Rent expense was approximately $6.3 million, $10.4 million and $11.7 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively, net of sublease income of $0.1 million, $2.0 million and $3.6 million in the respective periods.

Purchase Commitments

We currently have arrangements with two contract manufacturers and other suppliers for the manufacture of our products. Our arrangements allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by us. We are obligated to the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with the forecast, unless we give notice of order cancellation outside of applicable component lead-times. As of June 29, 2003, we were committed to purchase approximately $22.8 million of such inventory during the first quarter of fiscal 2004.

Legal Proceedings

On May 27, 2003, Lucent Technologies, Inc. (“Lucent”) filed suit against Extreme Networks and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Delaware, Civil Action No. 03-508. The complaint alleges willful infringement of U.S. Patent Nos. 4,769,810, 4,769,811, 4,914,650, 4,922,486 and 5,245,607 and seeks a judgment: (a) determining that we have willfully infringed each of the five patents; (b) determining that Foundry has willfully infringed four of the five patents; (c) permanently enjoining us from infringement, inducement of infringement and contributory infringement of each of the five patents; (d) permanently enjoining Foundry from infringement, inducement of infringement and contributory infringement of four of the five patents; and (e) awarding Lucent unspecified amounts of trebled damages, together with expenses, costs and attorneys’ fees.

We answered Lucent’s complaint on July 16, 2003, denying that we have infringed any of the five patents and also asserting various affirmative defenses and counterclaims that seek judgment: (a) that Lucent’s complaint be dismissed and Lucent be denied all requested relief; (b) declaring that we do not infringe, induce infringement or contribute to the infringement of any valid and enforceable claim of the five patents, (c) that each of the five patents be declared invalid; (d) finding the case exceptional within the definition of 35 U.S.C. § 285; and (e) that Lucent pay our attorneys’ fees and costs.

Discovery is proceeding. As set forth above, we have denied Lucent’s allegations and intend to defend the action vigorously. We cannot assure you, however, that we will prevail in this litigation, which could have a material, adverse effect on our financial position, results of operations and cash flows in the future.

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

The operative amended complaint is brought purportedly on behalf of all persons who purchased Extreme Networks’ common stock from April 8, 1999 through December 6, 2000. It names as defendants Extreme Networks; six of our present and former officers and/or directors, including our CEO (the “Extreme Networks Defendants”); and several investment banking firms that served as underwriters of our initial public offering and October 1999 secondary offering. Subsequently, plaintiffs and one of the individual defendants stipulated to a dismissal of that defendant without prejudice. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The Securities Act allegations against the Extreme Networks Defendants are made as to the secondary offering only. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The Court denied the motions to dismiss the claims in our case under the Securities Act of 1933. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against Extreme Networks and 184 other issuer defendants, on the basis that the complaints alleged that the respective issuers had acquired companies or conducted follow-on offerings after their initial public offerings. The Court denied the motion to dismiss the claims under Section 10(a) and 20(a) of the Securities Exchange Act of 1934 against the remaining Extreme Networks Defendants and 59 other individual defendants, on the basis that the respective amended complaints alleged that the individuals sold stock.

We have decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Extreme Network Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Extreme Networks Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. If the settlement is not approved, we cannot assure you that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

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

6. Convertible Subordinated Notes

In December 2001, we completed a private placement of $200.0 million of convertible subordinated notes. The notes mature in 2006. Interest is payable semi-annually at 3.5% per annum. The notes are convertible at the option of the holders into our common stock at an initial conversion price of $20.96 per share, subject to adjustment. In lieu of issuing common shares, the notes are redeemable in cash at the option of Extreme Networks at an initial redemption price of 101.4% of the principal amount on or after December 2004 if not converted to common stock prior to the redemption date. We have reserved 9,544,260 shares of common stock for the conversion of these notes. Offering costs of $6.5 million are included in other assets and are amortized using the interest method. Each holder of the notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of the principal amount plus accrued interest upon a change of control of ownership of Extreme Networks, as defined in the notes.

7. Stockholders’ Equity

Preferred Stock

In April 2001, in connection with our Stockholders’ Rights Agreement, we authorized the issuance of preferred stock. The preferred stock may be issued from time to time in one or more series. The board of directors is authorized to provide for the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions on these shares. As of June 29, 2003, no shares of preferred stock were outstanding.

Deferred Stock Compensation

During fiscal 2001, we recorded deferred stock-based compensation expense associated with unvested stock options subject to forfeiture issued to employees assumed in the acquisitions of Optranet and Webstacks with a value of $21.9 million and $2.5 million, respectively (see Note 4). These amounts are being amortized as charges to operations, using the graded method, over the vesting periods of the individual stock options, generally four years. Upon termination of an employee, the amount of expense recognized under the graded vesting method that is in excess of the amount actually earned is reversed. For the year ended June 29, 2003, we reversed $5.3 million of excess compensation expense (including $2.8 million related to forfeitures that occurred in prior years but which, due to oversight, were not accounted for until the fourth quarter of fiscal 2003) related to terminated employees. We do not believe the $2.8 million amount recorded in the fourth quarter of fiscal 2003 was material to the periods in which it should have been recorded. We recorded amortization of deferred stock compensation expense, net of reversals, of $0.7 million, $10.2 million and $4.1 million for fiscal 2003, 2002 and 2001, respectively. At June 29, 2003, Extreme had a total of approximately $1.7 million remaining to be amortized over the corresponding vesting period of each respective stock option.

Stockholders’ Rights Agreement

In April 2001, the board of directors approved a Stockholders’ Rights Agreement (“Rights Agreement”), declaring a dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.001 per share, of Extreme Networks common stock. The Rights Agreement is intended to protect stockholders’ rights in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover of Extreme Networks on terms that are favorable and fair to all stockholders and will not interfere with a merger approved by the board of directors. In the event the rights become exercisable, each right entitles stockholders to buy, at an exercise price of $150 per right owned, a unit equal to a portion of a new share of Extreme Networks Series A preferred stock. The rights will be exercisable only if a person or a group acquires or announces a tender or exchange offer to acquire 15% or more of our common stock. The rights, which expire in April 2011, are redeemable for $0.001 per right at the approval of the board of directors.

Stock Option Exchange Program

On March 25, 2003, we filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission related to a voluntary stock option exchange program for our employees. Our executive officers, directors and sales executives who report directly to the Vice President, Worldwide Sales were not eligible to participate in this program. Under the program, eligible employees were given the opportunity to voluntarily cancel unexercised vested and unvested stock options previously granted to them that had an exercise price greater than $12.00. The cancelled options were exchanged for replacement stock options to be granted at a future date. For each option for five shares tendered for cancellation, a new option for three shares will be granted to employees who elected to participate in the option exchange program. The replacement stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant, which is scheduled to be October 23, 2003. In order to receive new stock options, an employee must remain employed by us or by one of our subsidiaries until the date when the replacement options are granted. Participants who elected to exchange any options were required to exchange all eligible options and were also required to exchange any other options granted to him or her in the previous six months. The replacement stock options will vest 25% on October 23, 2003 and the remaining 75% of the replacement stock options vest monthly over 24 to 36 months based on the employee’s hire date. Options for approximately 9.3 million shares of common stock were accepted for exchange under this program and, accordingly, were canceled on April 22, 2003.

Comprehensive Income

The activity of other comprehensive income was as follows (in thousands):

	Year Ended
	June 29, 2003	June 30, 2002	July 1, 2001
Unrealized gain on investments:
Change in net unrealized gain on investments	$755	$1,292	$1,263
Less: Net gain (loss) on investments realized and included in net loss	307	201	(62)

Net unrealized gain on investments	448	1,091	1,325
Unrealized gain (loss) on derivatives	114	(113)	—
Foreign currency translation adjustments	(107)	104	67

Other comprehensive income	$455	$1,082	$1,392

The following are the components of accumulated other comprehensive income, net of tax (in thousands):

	June 29, 2003	June 30, 2002
Accumulated unrealized gain on investments, net of tax of $1,407 and $0 in 2003 and 2002, respectively	$2,249	$1,801
Accumulated unrealized gain (loss) on derivatives	1	(113)
Accumulated foreign currency translation adjustments	56	163

Accumulated other comprehensive income	$2,306	$1,851

8. Employee Benefit Plans

1999 Employee Stock Purchase Plan

In January 1999, the board of directors approved the adoption of Extreme Network’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 4,000,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to acquire shares of our common stock through periodic payroll deductions of up to 15% of total compensation. No more than 1,250 shares may be purchased on any purchase date per employee. Each offering period has a maximum duration of 12 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or on the last day of the respective purchase period. Through June 29, 2003, 2,809,315 shares had been purchased under the Purchase Plan.

Amended 1996 Stock Option Plan

In January 1999, the board of directors approved an amendment to the 1996 Stock Option Plan (the “1996 Plan”) to (i) increase the share reserve by 10,000,000 shares, (ii) to remove certain provisions which are required to be in option plans maintained by California privately-held companies and (iii) to rename the 1996 Plan as the “Amended 1996 Stock Option Plan.”

Under the 1996 Plan, which was originally adopted in September 1996, options may be granted for common stock, pursuant to actions by the board of directors, to eligible participants. A total of 50,586,572 shares have been reserved under the 1996 Plan. Options granted are exercisable as determined by the board of directors. Options vest over a period of time as determined by the board of directors, generally four years. The term of the 1996 Plan is ten years. As of June 29, 2003, 22,340,159 shares were available for future grant under the 1996 Plan.

2000 Stock Option Plan

In March 2000, the board of directors adopted the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”). Options may be granted for common stock, pursuant to actions by the board of directors, to eligible participants. Generally, only non-officer employees are eligible to participate in this stock plan, except that options may be granted to officers under this plan in connection with written offers of employment. A total of 4,000,000 shares have been reserved under the 2000 Plan. Options vest over a period of time as determined by the board of directors, generally four years. The term of the 2000 Plan is ten years. As of June 29, 2003, 3,721,599 shares were available for future grant under the 2000 Plan.

2001 Stock Option Plan

In May 2001, the board of directors adopted the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”). Options may be granted for common stock, pursuant to actions by the board of directors, to eligible participants. Generally, only non-officer employees are eligible to participate in this stock plan, except that options may be granted to officers under this plan in connection with written offers of employment. A total of 4,000,000 shares have been reserved under the 2001 Plan. Options vest over a period of time as determined by the board of directors, generally four years. The term of the 2001 Plan is ten years. As of June 29, 2003, 1,075,585 shares were available for future grant under the 2001 Plan.

During fiscal 2003, we granted restricted stock awards under the 2001 Plan for 85,000 shares of common stock to a number of technical employees. The shares were placed in an escrow account and will be released to the recipients as the shares vest over twenty-three months. If a participant terminates employment prior to the vesting dates, the unvested shares will be canceled and returned to the 2001 Plan. We will recognize compensation expense on the awards in research and development expense based on an intrinsic value calculation as the shares vest.

The following table summarizes stock option activity under all plans:

	Number of Shares	Weighted- Average Exercise Price Per Share
Options outstanding at July 2, 2000	18,395,108	$22.74
Granted	11,777,681	$33.27
Exercised	(2,128,206)	$7.56
Canceled	(3,067,210)	$33.35

Options outstanding at July 1, 2001	24,977,373	$27.69
Granted	13,029,329	$12.00
Exercised	(900,779)	$3.80
Canceled	(9,283,219)	$40.03

Options outstanding at June 30, 2002	27,822,704	$17.00
Granted	4,655,195	$5.37
Exercised	(229,701)	$4.02
Canceled	(20,340,656)	$20.24

Options outstanding at June 29, 2003	11,907,542	$7.18

In connection with the acquisitions of Optranet and Webstacks, we assumed the stock option plans of each company. During fiscal 2001, approximately 608,401 and 115,676 shares of our common stock were reserved for issuance under the assumed plans of Optranet and Webstacks, respectively, and the related options have been included as granted in fiscal 2001 in the preceding table. Options to purchase approximately 82,356 shares of common stock have been exercised under the Optranet plan as of June 29, 2003 but are subject to repurchase until vested. Options to purchase approximately 134,258 shares of common stock have been exercised under the Webstacks plan as of June 29, 2003 but are subject to repurchase until vested.

The following table summarizes significant ranges of outstanding and exercisable options at June 29, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
		(In years)
$ 0.01 – 3.86	2,899,008	6.46	$2.44	2,097,408	$2.03
$ 3.88 – 5.00	2,438,096	8.79	$4.38	598,951	$4.74
$ 5.23 – 7.22	2,433,366	8.74	$6.56	701,023	$6.43
$ 7.97 – 12.13	2,600,151	8.95	$9.94	815,697	$10.74
$ 12.56 – 64.66	1,536,921	7.90	$16.84	1,113,498	$17.52

$ 0.01 – 64.66	11,907,542	8.13	$7.18	5,326,577	$7.49

Options to purchase 11,523,895 shares were exercisable at June 30, 2002 with a weighted-average exercise price of $17.56.

401(k) Plan

We provide a tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan (the “Plan”), which covers our eligible employees. Pursuant to the Plan, employees may elect to reduce their current compensation up to the lesser of 80% or the statutorily prescribed limit of $12,000 for calendar year 2003. Effective January 1, 2003, employees age 50 or over may elect to contribute an additional $2,000. For calendar year 2002, employees were able to elect to reduce their current compensation up to the lesser of 80% or the statutorily prescribed limit of $11,000. For calendar year 2001, employees were able to elect to reduce their current compensation up to the lesser of 20% or the statutorily prescribed limit of $10,500. The amount of the reduction is contributed to the Plan on a pre-tax basis.

We provide for discretionary matching contributions as determined by the board of directors for each calendar year. As of September 2000, the board of directors set the match at $0.25 for every dollar contributed by the employee up to the first 4% of pay. The same level of match was continued during the 2001 and 2002 calendar years. All matching contributions vest immediately effective September 2000. In addition, the Plan provides for discretionary contributions as determined by the board of directors each year. Our matching contributions to the Plan totaled $484,010, $503,051 and $378,391 for fiscal 2003, fiscal 2002 and 2001, respectively. No discretionary contributions were made in fiscal 2003, 2002 or 2001.

9. Income Taxes

The provision for (benefit from) income taxes for fiscal 2003, fiscal 2002 and fiscal 2001 consisted of the following (in thousands):

	Year Ended
	June 29, 2003	June 30, 2002	July 1, 2001
Current:
Federal	$—	$—	$5,234
State	—	200	823
Foreign	2,631	2,876	1,560

Total current	2,631	3,076	7,617

Deferred:
Federal	109,517	(46,585)	(25,477)
State	23,167	(9,719)	(4,808)

Foreign	(529)	388	—

Total deferred	132,155	(55,916)	(30,285)

Provision for (benefit from) income taxes	$134,786	$(52,840)	$(22,668)

Pretax income (loss) from foreign operations was $2.5 million, $8.9 million and $0.6 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate (35 percent) to income (loss) before taxes is explained below (in thousands):

	Year Ended
	June 29, 2003	June 30, 2002	July 1, 2001
Tax at federal statutory rate (benefit)	$(21,838)	$(82,881)	$(32,043)
State income tax	15,059	(6,196)	(2,739)
Foreign taxes	2,102	—	—
Unbenefited net operating losses	21,322	—	—
Tax credits	—	(1,079)	(1,209)
Valuation allowance	117,626	—	—
Foreign income tax at other than US rates/unbenefited foreign loss	—	232	1,187
Nondeductible goodwill	357	35,958	1,894
Nondeductible in-process R&D	—	—	10,555
Other	158	1,126	(313)

Total	$134,786	$(52,840)	$(22,668)

Significant components of our deferred tax assets are as follows (in thousands):

	June 29, 2003	June 30, 2002
Deferred tax assets:
Net operating loss carryforwards	$68,706	$54,783
Tax credit carryforwards	13,926	10,247
Depreciation	16,135	2,376
Deferred revenue	8,711	9,786
Warrant amortization	21,408	20,798
Inventory allowances	3,173	6,543
Other reserves and accruals	19,521	20,553
Other	13,549	12,318

Total deferred tax assets	165,129	137,404
Valuation allowance	(163,127)	—

Total net deferred tax assets	2,002	137,404
Deferred tax liabilities—acquisition related intangibles and other	(2,066)	(3,905)

Net deferred tax assets (liabilities)	$(64)	$133,499

In fiscal 2003, our valuation allowance increased by $163.1 million to provide a valuation allowance against all of our federal and state deferred tax assets. The valuation allowance is determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (“SFAS 109”) which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Our losses in recent periods represented sufficient negative evidence to require a valuation allowance under SFAS 109. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

As of June 29, 2003, we had net operating loss carryforwards for federal and state tax purposes of $191.6 million and $28.7 million, respectively. We also had federal and state tax credit carryforwards of $8.6 million and $8.3 million, respectively. Unused net operating loss and tax credit carryforwards will expire at various dates beginning in the years 2004 and 2007, respectively.

Utilization of the net operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

Our income taxes payable for federal and state purposes have been reduced, and the deferred tax assets increased by the tax benefits associated with dispositions of employee stock options. We receive an income tax benefit calculated as the difference between the fair market value of the stock at the time of exercise and the option price, tax effected. These benefits were credited directly to the stockholders’ equity and amounted to $1.1 million and $45.0 million for fiscal 2002 and fiscal 2001, respectively. Benefits reducing taxes payable amounted to $8.6 million for fiscal 2001. Benefits increasing gross deferred tax assets amounted to $1.1 million and $36.4 million for fiscal 2002 and fiscal 2001, respectively.

10. Disclosure about Segments of an Enterprise and Geographic Areas

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

Information regarding geographic areas is as follows (in thousands):

	Year Ended
	June 29, 2003	June 30, 2002	July 1, 2001
Net revenue:
United States	$144,066	$146,345	$212,032
Europe, Middle East and Africa	90,303	97,774	121,691
Japan	82,916	145,203	92,046
Other	45,991	52,287	65,463

	$363,276	$441,609	$491,232

Substantially all of our assets were attributable to United States operations at June 29, 2003 and June 30, 2002.

11. Net Loss Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options, warrants, convertible subordinated notes and convertible securities. Dilutive earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings (loss) per share calculation plus the dilutive effect of options, warrants, convertible subordinated notes and convertible securities. Diluted net loss per share was the same as basic net loss per share in fiscal 2003, fiscal 2002 and fiscal 2001 because we had net losses in those periods. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended
	June 29, 2003	June 30, 2002	July 1, 2001
Net loss	$(197,180)	$(183,962)	$(68,883)

Weighted-average shares of common stock outstanding	115,742	114,321	109,655
Less: Weighted-average shares subject to repurchase	(556)	(1,396)	(1,302)

Weighted-average shares used in per share calculation—basic and diluted	115,186	112,925	108,353

Net income (loss) per share—basic and diluted	$(1.71)	$(1.63)	$(0.64)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods (in thousands):

	Year Ended
	June 29, 2003	June 30, 2002	July 1, 2001
Stock options outstanding	1,567	3,206	9,144
Warrants outstanding	—	2,250	3,000

Unvested common stock subject to repurchase	556	1,396	1,302
Convertible subordinated notes	9,542	5,566	—

Total potential shares of common stock excluded from the computation of earnings per share	11,665	12,418	13,446

12. Foreign Currency Hedging

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as amended and interpreted requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges must be recognized currently in earnings. Accordingly, we record the forward contracts used to manage foreign exchange exposures on the balance sheet at fair value.

Foreign Exchange Exposure Management – We denominate global sales in US dollars. International sales subsidiaries generate operating expenses in foreign currencies. In the first quarter of fiscal 2002, we initiated a program of hedging forecasted and actual foreign currency risk with forward contracts to eliminate, reduce or transfer selected foreign currency risks that can be confidently identified and quantified. Hedges of anticipated transactions are designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly. As the critical terms of the forward contract and the underlying are matched at inception, forward contract effectiveness is calculated by comparing the cumulative change in the contract (on a forward to forward basis) to the change in fair value of the anticipated expense, with the effective portion of the hedge recorded in accumulated other comprehensive income (“OCI”). Values accumulated in OCI are subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates in the period the anticipated expense is recognized in income. Any ineffectiveness is recognized immediately in other expense. No ineffectiveness was recognized in other expense in fiscal 2003 and fiscal 2002.

Forward contracts used to hedge the remeasurement of non-functional currency monetary assets and liabilities are recognized in other expense currently to mitigate reported foreign exchange gains and losses.

13. Restructuring Charges, Property and Equipment Write-Off and Provision for Inventory

Restructuring Charges

During fiscal 2003, we recorded restructuring charges of $15.9 million. The restructuring charges included excess facilities charges of $9.6 million, severance charges of $4.4 million and asset impairments of $1.9 million. The excess facilities charge represents an increase to the charge recognized during fiscal 2002 for the domestic and international facilities discussed below. The commercial real estate market has continued to deteriorate since the initial charge was recorded in the third quarter of fiscal 2002, necessitating an increase in reserves that takes into consideration the unfavorable difference between lease obligation payments and projected sublease receipts. The actual cost could differ from this estimate, and additional facilities charges could be incurred if we are unsuccessful in negotiating reasonable termination fees on certain facilities, if facility operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities or if other estimates and assumptions change. Severance charges of $2.7 million related to a reduction in total staff during the second quarter of fiscal 2003 of approximately 100 people, or 10% of the total workforce, across all departments. Severance charges of $1.7 million related to a reduction in total staff announced at the end of the fiscal year of approximately 70 people, or 8% of the total workforce, across all departments. The asset impairment charge relates to the write-off of leasehold improvements and office furniture related to excess facilities.

During fiscal 2002, we implemented a restructuring plan to lower our overall cost structure. Restructuring charges of $73.6 million included a $39.0 million charge related to the exit of two facility leases we entered into in June 2000, excess facilities charges of $25.4 million and asset impairments of $9.1 million.

In June 2000, we entered into two operating lease agreements for approximately 16 acres of land and the accompanying 275,000 square feet of buildings to house our primary facility in Santa Clara, California (the “Property”). The two lease agreements required the purchase of the Property for $80.0 million at the end of the lease term and provided the option to purchase the Property at any time during the lease term. In fiscal 2002, we exercised the option to purchase the Property and title to the Property was transferred to us. The charge of $39.0 million represented the difference between the purchase price and the appraised value of the land and buildings at the time of exercise of the option to purchase the Property.

The excess facility charges of $25.4 million in fiscal 2002 are the result of our decision to permanently reduce occupancy or vacate certain domestic and international facilities. The estimated facilities costs were based on current comparable rates for leases in the respective markets or estimated termination fees. We anticipate that we will continue to make cash outlays to meet lease obligations for these facilities in accordance with their terms, unless estimates and assumptions change or we are able to negotiate acceptable lease terminations prior to the anticipated termination dates for the applicable leases. The asset impairment charge of $ 9.1 million represented the unamortized amount of the assets at the date a decision was made to discontinue use. These assets were not utilized subsequently or held for sale. They were either scrapped or abandoned.

Restructuring liabilities consist of (in thousands):

	Purchase of Leased Properties	Excess Facilities	Asset Impairments	Severance	Total
Charge in third quarter of fiscal 2002	$39,000	$25,432	$9,138	$—	$73,570
Write-offs	—	—	(9,138)	—	(9,138)
Cash payments	(39,000)	(2,011)	—	—	(41,011)

Balance at June 30, 2002	—	23,421	—	—	23,421
Charge in second quarter of fiscal 2003	—	9,576	1,893	2,718	14,187
Charge in fourth quarter of fiscal 2003	—	—	—	1,752	1,752
Write-offs	—	—	(1,893)	—	(1,893)
Cash payments	—	(6,579)	—	(2,718)	(9,297)

Balance at June 29, 2003	—	26,418	—	1,752	28,170
Less: current portion	—	6,125	—	1,752	7,877

Restructuring liabilities at June 29, 2003, less current portion	$—	$20,293	$—	$—	$20,293

Property and Equipment Write-off

During the second quarter of fiscal 2003, we completed a property and equipment physical inventory in conjunction with the implementation of our new ERP system. The property and equipment physical inventory resulted in the identification of $12.7 million of property and equipment whose fair value was determined to be zero because the assets were either no longer in service or were not identifiable. Therefore these assets were written off during the second quarter of fiscal 2003.

Provision for Excess and Obsolete Inventory

As a result of the rapid change in the market for networking products, we recorded $5.0 million and $39.2 million in charges for excess and obsolete inventory and non-cancelable purchase commitments in fiscal 2002 and fiscal 2001, respectively. The following is a summary of the additional excess inventory allowance from the third quarter of fiscal 2001 to June 29, 2003 (in thousands)

	Excess Inventory Allowance	Excess Inventory Benefit
Initial additional excess inventory and non-cancelable purchase commitments charge in the third quarter of fiscal 2001	$39,205	$—
Additional excess inventory charge in the first quarter of fiscal 2002	5,000	—

	44,205

Usage:
Inventory scrapped	(20,712)	—
Sale of inventory	(5,154)	4,776
Inventory utilized	(893)	—
Settlement of purchase commitments	(15,649)	—

	(42,408)	$4,776

Remaining excess inventory allowance as of June 29, 2003	$1,797

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders

Extreme Networks, Inc.

We have audited the accompanying consolidated balance sheets of Extreme Networks, Inc. as of June 29, 2003 and June 30, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 29, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Extreme Networks, Inc. at June 29, 2003 and June 30, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 29, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2003, Extreme Networks, Inc. changed its method of accounting for goodwill and other intangible assets in accordance with guidance provided in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ Ernst & Young LLP

Palo Alto, California

September 19, 2003

QUARTERLY FINANCIAL DATA

(In thousands, except share and per share amounts)

(unaudited)

	June 29, 2003 (1)	Mar. 30, 2003 (2)	Dec. 29, 2002 (3)	Sept. 29, 2002 (4)
Net revenue	$87,278	$85,213	$90,216	$100,569
Gross margin	$32,676	$33,920	$40,470	$43,289
Provision (benefit) for income taxes	$154,081	$(4,105)	$(13,173)	$(2,017)
Net loss — as previously reported in Form 10-Q		$(7,632)	$(19,739)	$(4,731)
Basic and diluted net loss per share — as previously reported in Form 10-Q		$(0.07)	$(0.17)	$(0.04)
Net loss — restated (9)	$(167,090)	$(7,062)	$(18,995)	$(4,033)
Basic and diluted net loss per share — restated	$(1.44)	$(0.06)	$(0.17)	$(0.04)

	June 30, 2002 (5)	Mar. 31, 2002 (6)	Dec. 30, 2001 (7)	Sept. 30, 2001 (8)
Net revenue	$113,122	$111,132	$109,066	$108,289
Gross margin	$54,667	$58,153	$52,743	$18,407
Provision (benefit) for income taxes	$1,095	$(33,560)	$(1,547)	$(18,828)
Net income (loss)	$2,497	$(139,799)	$(10,652)	$(36,008)
Net income (loss) per share — basic	$0.02	$(1.23)	$(0.09)	$(0.32)
Net income (loss) per share — diluted	$0.02	$(1.23)	$(0.09)	$(0.32)

(1)	Net loss and net loss per share include amortization of deferred stock compensation of $0.7 million, impairment of acquired intangible assets of $1.0 million and a $132.2 million charge included in our tax provision reflecting our provision of a full valuation allowance against deferred tax assets. The net loss for the fourth quarter of fiscal 2003 includes a $2.8 million reversal of deferred stock compensation amortization related to forfeited unvested options that should have been reported in prior years.
(2)	Net loss and net loss per share as previously reported in Form 10-Q include amortization of deferred stock compensation of $1.6 million.
(3)	Net loss and net loss per share as previously reported in Form 10-Q include amortization of deferred stock compensation of $1.8 million, restructuring charges of $14.2 million and property and equipment write-off of $12.7 million.
(4)	Net loss and net loss per share as previously reported in Form 10-Q include amortization of deferred stock compensation of $2.0 million.
(5)	Net income and net income per share include amortization of deferred stock compensation, goodwill and purchased intangible assets of $2.3 million.
(6)	Net loss and net loss per share include amortization of deferred stock compensation, goodwill and purchased intangible assets of $15.1 million, an adjustment to certain inventory charges of $(4.8) million, impairment of acquired intangible assets of $89.8 million and restructuring and special charges of $77.2 million.
(7)	Net loss and net loss per share include amortization of deferred stock compensation, goodwill and purchased intangible assets of $15.2 million.
(8)	Net loss and net loss per share include amortization of deferred stock compensation, goodwill and purchased intangible assets of $14.7 million, certain inventory charges of $31.5 million and restructuring and special charges of $8.7 million.
(9)	The net loss for the first, second and third quarters of fiscal 2003 has been revised from the amounts presented in our Form 10-Q for each of the quarters to reflect the reduction in amortization of deferred stock compensation totaling $0.7 million, $0.7 million and $0.6 million, respectively. The total reduction in amortization of deferred stock compensation of $5.3 million for fiscal 2003 was properly recorded in the year to date net loss for fiscal 2003. The reason for these adjustments was to reduce amortization of deferred stock compensation expense for previously recognized compensation expense related to forfeited unvested options.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing reasonable assurance that information required to be disclosed by Extreme Networks in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to Extreme Networks’ internal controls during the registrant’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal controls over financial reporting.

PART III

Certain information required by Part III is incorporated by reference from Extreme’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for Extreme’s 2003 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 10. Directors and Executive Officers of the Registrant

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

Item 11. Executive Compensation

The information required by this section is incorporated by reference from the information in the sections entitled “Proposal 1 — Election of Directors — Directors’ Compensation”, “Executive Compensation” and “Stock Price Performance Graph” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this section is incorporated by reference from the information in the section entitled “Proposal 1 — Election of Directors — Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this section is incorporated by reference from the information in the section titled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this section is incorporated by reference from the information in the section titled “Principal Accountant Fees and Services” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as a part of this Form 10-K:

(1)	Financial Statements:

Reference is made to the Index to Consolidated Financial Statements of Extreme Networks, Inc. under Item 8 in Part II of this Form 10-K.

(2)	Financial Statement Schedules:

The following financial statement schedule of Extreme Networks, Inc. for the fiscal years ended June 29, 2003, June 30, 2002 and July 1, 2001 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Extreme Networks, Inc.

Page
Schedule II — Valuation and Qualifying Accounts	68

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number	Description of Document	INCORPORATED BY REFERENCE					Filed Herewith
		Form	Filing Date	Number
2.1	Form of Agreement and Plan of Merger between Extreme Networks, a California corporation, and Extreme Networks, Inc., a Delaware corporation.	S – 1/A	03/11/99	2.1

3.1	Certificate of Incorporation of Extreme Networks, Inc., a Delaware Corporation.	S – 1	02/05/99	3.1

3.2	Form of Certificate of Amendment of Certificate of Incorporation of Extreme Networks, Inc., a Delaware Corporation.	S – 1	02/05/99	3.2

3.4	Amended and Restated Bylaws of Extreme Networks, Inc.	8 – K/A	06/07/01	3.4

3.5	Restated Certificate of Incorporation of Extreme Networks, Inc.	10 – K	09/26/01	3.5

3.6	Certificate of Amendment of Restated Certificate of Incorporation of Extreme Networks, Inc.	10 – K	09/26/01	3.6

3.7	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock.	10 – K	09/26/01	3.7

4.1	Second Amended and Restated Rights Agreement dated January 12, 1998 between Extreme Network and certain stockholders.	S – 1	02/05/99	4.1

4.2	Rights Agreement dated April 27, 2001 between Extreme Networks, Inc. and Mellon Investor Services LLC.	8 – K/A	06/07/01	4.2

4.3	Indenture, dated December 5, 2001 between Extreme Networks, Inc. and State Street Bank and Trust Company of California, N.A.	S – 3	02/26/02	4.3

4.4	Registration Rights Agreement dated December 5, 2001 between Extreme Networks, Inc. and Goldman Sachs & Co., as representative.	S – 3	02/26/02	4.4

10.1	Form of Indemnification Agreement for directors and officers.	S – 1	02/05/99	10.1

10.2*	Amended 1996 Stock Option Plan and forms of agreements thereunder.	S – 1	02/05/99	10.2

10.3*	1999 Employee Stock Purchase Plan.	S – 1	02/05/99	10.3

10.4*	2000 Nonstatutory Stock Option Plan.	10 – K	09/24/00	10.7

10.5	Exhibit 10.14 Lease agreement dated July 28, 2000 between San Tomas Properties LLC, a Delaware limited liability company, as Landlord, and Extreme Networks, Inc, a Delaware Corporation, as Tenant.	10 – Q	11/14/00	10.14

10.6	Purchase Agreement dated November 29, 2001 between Extreme Networks, Inc. and Goldman Sachs & Co., as representative.	S – 3	02/26/02	10.15

10.7	2001 Nonstatutory Stock Option Plan.	Schedule TO	10/31/01	(d	)(9)

12.1	Statement re: Computation of Ratios.					X

21.1	Subsidiaries of Registrant.					X

23.1	Consent of Ernst and Young LLP, Independent Auditors.	X

24.1	Power of Attorney (see page 69 of this Form 10-K).	X

31.1	Section 302 Certification of Chief Executive Officer.	X

31.2	Section 302 Certification of Chief Financial Officer.	X

32.1	Section 906 Certification of Chief Executive Officer.	X

32.2	Section 906 Certification of Chief Financial Officer.	X

*	Indicates management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K:

Extreme filed the following reports on Form 8-K during the three months ended June 29, 2003:

DATE OF REPORT:	ITEM(S):	DESCRIPTION:
April 8, 2003	7,9	Extreme announced financial results for its third quarter ended March 30, 2003 and included the press release relating thereto.

April 11, 2003	7,12	Extreme filed a copy of the transcript of the conference call of April 7, 2003 related to the financial results for the third quarter ended March 30, 2003

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JUNE 29, 2003, JUNE 30, 2002 AND JULY 1, 2001

(In thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Reversals to costs and expenses	(Deductions)	Balance at end of period
Year Ended July 1, 2001:
Allowance for doubtful accounts	$1,237	$5,274	$—	$(4,569)	$1,942
Allowance for returns reserve	$1,811	$9,841	$—	$(3,601)	$8,051
Allowance for excess and obsolete inventory	$1,929	$32,753	$—	$(9,771)	$24,911

Year Ended June 30, 2002:
Allowance for doubtful accounts	$1,942	$3,913	$—	$(3,119)	$2,736
Allowance for returns reserve	$8,051	$8,687	$—	$(7,776)	$8,962
Allowance for excess and obsolete inventory	$24,911	$7,596	$(4,776)	$(9,664)	$18,067

Year Ended June 29, 2003:
Allowance for doubtful accounts	$2,736	$—	$(823)	$418 *	$2,331
Allowance for returns reserve	$8,962	$—	$—	$(5,358)	$3,604
Allowance for excess and obsolete inventory	$18,067	$300	$—	$(10,038)	$8,329

*	The amount for the year ended June 29, 2003 is an increase due to the fact that we had net recoveries of amounts that were previously written-off in excess of current year write-offs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 2003.

EXTREME NETWORKS, INC.
(Registrant)

By:	/s/ HAROLD L. COVERT
Harold L. Covert
Vice President
Chief Financial Officer
September 26, 2003

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ GORDON L. STITT	/s/ PROMOD HAQUE
Gordon L. Stitt	Promod Haque
President, Chief Executive Officer	Director
Chairman of the Board	September 26, 2003
September 26, 2003

/s/ HAROLD L. COVERT	/s/ LAWRENCE K, ORR
Harold L. Covert	Lawrence K. Orr
Vice President & Chief Financial Officer	Director
(Principal Financial and Accounting Officer)	September 26, 2003
September 26, 2003

/s/ CHARLES CARINALLI	/s/ PETER WOLKEN
Charles Carinalli	Peter Wolken
Director	Director
September 26, 2003	September 26, 2003

/s/ KENNETH LEVY
Kenneth Levy
Director
September 26, 2003

EXHIBIT INDEX

Exhibit Number	Description of Document	INCORPORATED BY REFERENCE					Filed Herewith
		Form	Filing Date	Number
2.1	Form of Agreement and Plan of Merger between Extreme Networks, a California corporation, and Extreme Networks, Inc., a Delaware corporation.	S – 1/A	03/11/99	2.1

3.1	Certificate of Incorporation of Extreme Networks, Inc., a Delaware Corporation.	S – 1	02/05/99	3.1

3.2	Form of Certificate of Amendment of Certificate of Incorporation of Extreme Networks, Inc., a Delaware Corporation.	S – 1	02/05/99	3.2

3.4	Amended and Restated Bylaws of Extreme Networks, Inc.	8 – K/A	06/07/01	3.4

3.5	Restated Certificate of Incorporation of Extreme Networks, Inc.	10 – K	09/26/01	3.5

3.6	Certificate of Amendment of Restated Certificate of Incorporation of Extreme Networks, Inc.	10 – K	09/26/01	3.6

3.7	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock.	10 – K	09/26/01	3.7

4.1	Second Amended and Restated Rights Agreement dated January 12, 1998 between Extreme Network and certain stockholders.	S – 1	02/05/99	4.1

4.2	Rights Agreement dated April 27, 2001 between Extreme Networks, Inc. and Mellon Investor Services LLC.	8 – K/A	06/07/01	4.2

4.3	Indenture, dated December 5, 2001 between Extreme Networks, Inc. and State Street Bank and Trust Company of California, N.A.	S – 3	02/26/02	4.3

4.4	Registration Rights Agreement dated December 5, 2001 between Extreme Networks, Inc. and Goldman Sachs & Co., as representative	S – 3	02/26/02	4.4

10.1	Form of Indemnification Agreement for directors and officers.	S – 1	02/05/99	10.1

10.2*	Amended 1996 Stock Option Plan and forms of agreements thereunder.	S – 1	02/05/99	10.2

10.3*	1999 Employee Stock Purchase Plan.	S – 1	02/05/99	10.3

10.4*	2000 Nonstatutory Stock Option Plan.	10 – K	09/24/00	10.7

10.5	Exhibit 10.14 Lease agreement dated July 28, 2000 between San Tomas Properties LLC, a Delaware limited liability company, as Landlord, and Extreme Networks, Inc, a Delaware Corporation, as Tenant.	10 – Q	11/14/00	10.14

10.6	Purchase Agreement dated November 29, 2001 between Extreme Networks, Inc. and Goldman Sachs & Co., as representative.	S – 3	02/26/02	10.15

10.7	2001 Nonstatutory Stock Option Plan.	Schedule TO	10/31/01	(d	)(9)

12.1	Statement re: Computation of Ratios.					X

21.1	Subsidiaries of Registrant.					X

23.1	Consent of Ernst and Young LLP, Independent Auditors.					X

24.1	Power of Attorney (see page 69 of this Form 10-K).					X

31.1	Section 302 Certification of Chief Executive Officer.					X

31.2	Section 302 Certification of Chief Financial Officer.					X

32.1	Section 906 Certification of Chief Executive Officer.					X

32.2	Section 906 Certification of Chief Financial Officer.					X

*	Indicates management contract or compensatory plan or arrangement.