Form 10-Q
period 2003-09-28
EXTREME NETWORKS INC
filed 2003-11-10
CIK 1078271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

  For the quarter ended September 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                      to

Commission file number 000-25711

EXTREME NETWORKS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	77-0430270
[State or other jurisdiction of incorporation or organization]	[I.R.S. Employer Identification No.]

3585 Monroe Street Santra Clara, California	95051
[Address of principal executive offices]	[Zip Code]

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

October 20, 2003 was 117,025,878.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 28, 2003

Part I. Financial Information

Item 1.	Financial Statements

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 28, 2003	June 29, 2003
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$46,192	$44,340
Short-term investments	110,431	119,277
Accounts receivable, net	27,358	26,794
Inventories, net	15,971	18,710
Prepaid expenses and other current assets	11,342	16,878

Total current assets	211,294	225,999
Property and equipment, net	70,639	73,767
Marketable securities	246,672	238,540
Other assets	10,493	11,951

TOTAL ASSETS	$539,098	$550,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,005	$19,020
Accrued compensation and benefits	13,930	14,665
Restructuring liabilities	6,180	6,812
Lease commitments	1,884	4,396
Accrued warranty	8,837	10,200
Deferred revenue	49,213	48,298
Other accrued liabilities	23,882	25,317

Total current liabilities	112,931	128,708
Restructuring and other long-term liabilities, less current portion	22,681	22,313
Convertible subordinated notes	200,000	200,000
Commitments and contingencies (Note 2)
Stockholders’ equity:
Common stock and capital in excess of par value	653,544	652,091
Deferred stock compensation	(1,151)	(1,708)
Accumulated other comprehensive income	1,931	2,306
Accumulated deficit	(450,838)	(453,453)

Total stockholders’ equity	203,486	199,236

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$539,098	$550,257

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 28, 2003	September 29, 2002
Net revenue:
Product	$76,756	$91,250
Services	10,615	9,319

Total net revenue	87,371	100,569

Cost of revenue:
Product	33,432	48,386
Services	9,036	8,894

Total cost of revenue	42,468	57,280

Gross margin:
Product	43,324	42,864
Services	1,579	425

Total gross margin	44,903	43,289

Operating expenses:
Sales and marketing	21,825	27,472
Research and development	13,297	14,509
General and administrative	7,031	6,935
Amortization of deferred stock compensation	552	1,303
Restructuring charges	962	—

Total operating expenses	43,667	50,219

Operating income (loss)	1,236	(6,930)
Other income, net	2,299	880

Income (loss) before income taxes	3,535	(6,050)
Provision (benefit) for income taxes	920	(2,017)

Net income (loss)	$2,615	$(4,033)

Net income (loss) per share — basic	$0.02	$(0.04)

Net income (loss) per share — diluted	$0.02	$(0.04)

Shares used in per share calculation — basic	116,621	114,420

Shares used in per share calculation — diluted	118,822	114,420

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 28, 2003	September 29, 2002
Cash flows from operating activities:
Net income (loss)	$2,615	$(4,033)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,301	8,652
Provision for doubtful accounts (reversal)	(200)	—
Deferred income taxes	—	(2,266)
Amortization of deferred stock compensation	552	1,303
Restructuring charges	962	—
Changes in operating assets and liabilities:
Accounts receivable	(364)	11,589
Inventories	2,739	(9,571)
Prepaid expenses and other current and noncurrent assets	6,994	2,565
Accounts payable	(10,015)	6,736
Accrued compensation and benefits	(735)	968
Restructuring liabilities	(2,996)	(1,680)
Lease commitments	(628)	(3,055)
Accrued warranty	(1,363)	3,049
Deferred revenue	915	4,415
Other accrued liabilities	(1,427)	(5,674)

Net cash provided by operating activities	2,350	12,998

Cash flows from investing activities:
Capital expenditures	(2,295)	(7,008)
Purchases of investments	(70,548)	(165,740)
Sales and maturities of investments	70,887	170,087

Net cash used in investing activities	(1,956)	(2,661)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,458	1,942

Net cash provided by financing activities	1,458	1,942

Net increase in cash and cash equivalents	1,852	12,279
Cash and cash equivalents at beginning of period	44,340	71,830

Cash and cash equivalents at end of period	$46,192	$84,109

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Extreme Networks included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at June 29, 2003 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2003.

The unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, consist only of normal recurring adjustments necessary to a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at September 28, 2003. The results of operations for the first quarter of fiscal 2004 are not necessarily indicative of the results that may be expected for fiscal 2004 or any future periods.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2004 presentation. Such reclassifications have not impacted previously reported revenues, operating income (loss) or net income (loss). During fiscal 2003, revenue from service fees increased to greater than 10% of total net revenues, requiring us to separately report product and service revenues. In connection with the revised presentation of service revenues and cost of service revenues for the first quarter of fiscal 2003, we reclassified $5.8 million of service expenses that had previously been included in operating expenses.

Revenue Recognition

We derive the majority of our revenue from sales of our stackable and chassis-based networking equipment, with the remaining revenue generated from service fees relating to the maintenance and installation of, and training on, our products. Our revenue recognition policy follows SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. We generally recognize product revenue from end-user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which typically ranges from one to five years. When we provide a combination of products and services to customers, we evaluate the arrangements under EITF 00-21, Revenue Arrangements with Multiple Deliverables, which is effective for transactions entered into after July 1, 2003. EITF 00-21 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. We do not believe the application of EITF 00-21 has had a material effect on our consolidated financial position or results of operations.

We make certain sales to partners in two-tier distribution channels. The first tier consists of a limited number of independent distributors that sell primarily to resellers and, on occasion, to end-user customers. Under specified conditions, we grant these distributors the right to return a portion of unsold inventory to us for the purpose of stock rotation. We defer recognition of revenue on all sales to these distributors until the distributors sell the product, as evidenced by a monthly sales-out report that the distributors provide to us. The second tier of the distribution channel consists of a large number of third-party resellers that sell directly to end-users and are generally not granted general return privileges, except for defective products. We reduce product revenue for certain price protection rights that may occur under contractual arrangements we have with our customers.

Inventories

Inventories consist of (in thousands):

	September 28, 2003	June 29, 2003
Raw materials	$2,866	$3,600
Finished goods	20,640	23,439

Total	23,506	27,039
Allowance for excess and obsolete inventory	(7,535)	(8,329)

Inventories, net	$15,971	$18,710

Guarantees and Product Warranties

Our standard hardware warranty period is typically 12 months from the date of shipment to end-users and 14 months from the date of shipment to channel partners, which include resellers and distributors. Upon shipment of products to our customers, including both end users and channel partners, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability for this amount. The determination of warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust these accruals at each balance sheet date in accordance with changes in these factors. Changes in our warranty accrual for the first quarter of fiscal 2004 and fiscal 2003 are as follows (in thousands):

	Three Months Ended
	September 28, 2003	September 29, 2002
Balance beginning of period	$10,200	$9,055
Warranties issued	1,491	7,467
Settlements made	(2,854)	(4,418)

Balance end of period	$8,837	$12,104

Stock Based Compensation

We issue stock options to our employees and outside directors and provide employees the right to purchase our stock pursuant to stockholder approved stock option and employee stock purchase programs. Currently we account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The following table depicts the effect on net income (loss) and net income (loss) per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under SFAS No. 123, Accounting for Stock Based Compensation:

	Three Months Ended
	September 28, 2003	September 29, 2002
Net income (loss) – as reported	$2,615	$(4,033)
Add: APB 25 stock-based employee compensation expense, as reported	408	847
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(7,380)	(12,589)

Pro forma net loss	$(4,357)	$(15,775)

Basic net income (loss) per share:
As reported	$0.02	$(0.04)

Pro forma	$(0.04)	$(0.14)

Diluted net income (loss) per share:
As reported	$0.02	$(0.04)

Pro forma	$(0.04)	$(0.14)

We estimated the fair value of our options using the Black-Scholes option valuation model, which is one of the several methods that can be used to estimate options values. The Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility, and changes in the subjective input assumptions can materially affect the fair value estimates. Weighted average stock price volatility for fiscal 2003 is 122% compared with the weighted average volatility for fiscal 2002 of 108%, which is consistent with high market fluctuations in value of our publicly traded stock.

	Stock Option Plan Three Months Ended		Employee Stock Purchase Plan Three Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Expected life	3.5 yrs	3.5 yrs	0.6 yrs	0.5 yrs
Risk-free interest rate	2.7%	2.8%	1.1%	1.6%
Volatility	83%	110%	83%	110%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Recently Issued Accounting Standards

Revenue Arrangements with Multiple Deliverables

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 in the first quarter of fiscal 2004 did not have a material effect on our results of operations or financial condition.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. For arrangements entered into after January 31, 2003, FIN 46 is effective immediately. For arrangements entered into prior to February 1, 2003, FIN 46 is effective at the end of the period ending after December 15, 2003. We have no contractual relationships or other business relationships with any variable interest entities that were entered into after January 31, 2003. We are currently evaluating whether we have entered into any contractual relationships or other business arrangements prior to January 31, 2003 that will be subject to FIN 46 upon its adoption at the end of the second quarter of our fiscal year which ends on December 28, 2003.

Amendment of SFAS 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 149 also amends SFAS 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 in the first quarter of fiscal 2004 did not have a material effect on our results of operations or financial condition.

More-Than Incidental Software

On July 31, 2003, EITF reached a consensus on its tentative conclusions on Issue No. 03-5, Applicability of AICPA Statement of Position 97-2, “Software Revenue Recognition,” to Non-Software Deliverables in an Arrangement Containing More-Than Incidental Software (“EITF 03-5”). EITF 03-5 discusses that software deliverables are within the scope of SOP 97-2 as are non-software deliverable(s) for which the related software is essential to the functionality of the non-software deliverable(s). Companies are required to adopt this consensus for fiscal periods beginning after August 2003. We believe the adoption of EITF 03-5 will not have a material impact on our results of operations or financial position.

2.	Commitments, Contingencies and Leases

Line of Credit

We have a revolving line of credit for $10.0 million with a major lending institution. Borrowings under this line of credit bear interest at the bank’s prime rate. As of September 28, 2003, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of

September 28, 2003, we had letters of credit totaling $2.1 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of September 28, 2003. The line of credit expires on November 30, 2003.

Leases

As part of our business relationship with MCMS, Inc. (“MCMS”), the predecessor-in-interest to Plexus Corp., we entered into a $9.0 million operating equipment lease for manufacturing equipment in September 2000 with a third-party financing company; we, in turn, loaned the equipment to MCMS. The equipment lease with the third-party financing company requires us to make monthly payments through September 2005 and to maintain specified financial covenants related to profitability and our cash to debt ratio with which we were in compliance as of September 28, 2003. The liability related to this lease is included in lease commitments on the balance sheet.

Purchase Commitments

We currently have arrangements with two contract manufacturers and other suppliers for the manufacture of our products. Our arrangements allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by us. We are obligated to the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with the forecast, unless we give notice of order cancellation outside of applicable component lead-times. As of September 28, 2003, we were committed to purchase approximately $26.4 million of such inventory during the second quarter of fiscal 2004.

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

3.	Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended
	September 28, 2003	September 29, 2002
Net income (loss)	$2,615	$(4,033)
Other comprehensive income (loss):
Unrealized gain (loss) on investments:
Change in net unrealized gain on investments	(522)	697
Less: Net gain (loss) on investments realized and included in net income (loss)	9	26

Net unrealized gain (loss) on investments	(531)	671
Unrealized gain on derivatives	—	114
Foreign currency translation adjustments	156	(47)

Total comprehensive income (loss)	$2,240	$(3,295)

4.	Income Taxes

We recorded an income tax provision (benefit) of $0.9 million and ($2.0) million for the first quarter of fiscal 2004 and the first quarter of fiscal 2003, respectively. The income tax provision for the first quarter of fiscal 2004 reflects an effective tax rate of 26%, which differs from the statutory tax rate primarily due to the tax impact of foreign operations. The income tax benefit for the first quarter of fiscal 2003 reflects an effective tax rate of 33%, which differs from the statutory tax rate primarily due to the impact of tax credits and the tax impact of foreign operations.

5.	Net Income (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options, warrants, convertible subordinated notes and convertible securities. Dilutive earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings (loss) per share calculation plus the dilutive effect of options, warrants, convertible subordinated notes and convertible securities. Diluted net loss per share was the same as basic net loss per share in the first quarter of fiscal 2003 because we had a net loss in that period. If Extreme Networks had been profitable during that period, diluted earnings per share would have been reduced by the calculated effect of outstanding stock options of 23,950,000 and shares subject to repurchase of 827,000 for the first quarter of fiscal 2003. The computation of diluted net loss per share for the first quarter of fiscal 2003 also excludes the impact of the conversion of convertible subordinated notes due in December 2006, which were convertible into 9.5 million shares of common stock as of September 29, 2002 as such impact would be antidilutive for this period. For the first quarter of fiscal 2004, options to purchase 4,893,000 shares of common stock were excluded from the computation of diluted net income per share, as the effect would have been antidilutive. The computation of diluted net earnings per share for the first quarter of fiscal 2004 also excludes the impact of the conversion of convertible subordinated notes due in December 2006, which were convertible into 9.5 million shares of common stock as of September 28, 2003, because the impact of adding back after tax interest expense associated with the convertible subordinated notes, and including common shares, would be antidilutive.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	September 28, 2003	September 29, 2002
Net income (loss)	$2,615	$(4,033)

Weighted-average shares of common stock outstanding	116,836	115,247
Less: Weighted-average shares subject to repurchase	(215)	(827)

Weighted-average shares used in per share calculation — basic	116,621	114,420
Incremental shares using the treasury stock method	2,201	—

Weighted-average shares used in per share calculation — diluted	118,822	114,420

Net income (loss) per share — basic	$0.02	$(0.04)

Net income (loss) per share — diluted	$0.02	$(0.04)

6.	Restructuring Charges

During the first quarter of fiscal 2004, we recorded restructuring charges of approximately $1.0 million, $0.9 million of which represented increases to the excess facilities charges recognized during fiscal 2003 and fiscal 2002 for domestic and international facilities discussed below. The commercial real estate market has continued to deteriorate since the previous charges were recorded and estimated sublease proceeds differed from our estimates.

During fiscal 2003, we recorded restructuring charges of $15.9 million. The restructuring charges included excess facilities charges of $9.6 million, severance charges of $4.4 million and asset impairments of $1.9 million. The excess facilities charge represents an increase to the charge recognized during fiscal 2002 for the domestic and international facilities discussed below. Severance charges of $2.7 million related to a reduction in total staff during the second quarter of fiscal 2003 of approximately 100 people, or 10% of the total workforce, across all departments. Severance charges of $1.7 million related to a reduction in total staff in the fourth quarter of fiscal 2003 of approximately 70 people, or 8% of the total workforce, across all departments. The asset impairment charge relates to the write-off of leasehold improvements and office furniture related to excess facilities.

During fiscal 2002, we implemented a restructuring plan to lower our overall cost structure. Restructuring charges of $73.6 million included a $39.0 million charge related to the exit of two facility leases we entered into in June 2000, excess facilities charges of $25.4 million and asset impairments of $9.1 million. In June 2000, we entered into two operating lease agreements for approximately 16 acres of land and the accompanying 275,000 square feet of buildings to house our primary facility in Santa Clara, California (the “Property”). The two lease agreements required the purchase of the Property for $80.0 million at the end of the lease term and provided the option to purchase the Property at any time during the lease term. In fiscal 2002, we exercised the option to purchase the Property and title to the Property was transferred to us. The charge of $39.0 million represented the difference between the purchase price and the appraised value of the land and buildings at the time of exercise of the option to purchase the Property. The excess facilities charges of $25.4 million in fiscal 2002 are the result of our decision to permanently reduce occupancy or vacate certain domestic and international facilities. The estimated facilities costs were based on current comparable rates for leases in the respective markets or estimated termination fees. We anticipate that we will continue to make cash outlays to meet lease obligations for these facilities in accordance with their terms, unless estimates and assumptions change or we are able to negotiate acceptable lease terminations prior to the anticipated termination dates for the applicable leases. The asset impairment charge of $9.1 million represented the unamortized amount of the assets at the date a decision was made to discontinue use. These assets were not utilized subsequently or held for sale. They were either scrapped or abandoned.

The actual costs and sublease recoveries could differ from these estimates, and additional facilities charges could be incurred if we are unsuccessful in negotiating reasonable termination fees on certain facilities, if facility operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities, or if other estimates and assumptions change.

Restructuring liabilities consist of (in thousands):

	Purchase of Leased Properties	Excess Facilities	Asset Impairments	Severance	Total
Charge in third quarter of fiscal 2002	$39,000	$25,432	$9,138	$—	$73,570
Write-offs	—	—	(9,138)	—	(9,138)
Cash payments	(39,000)	(2,011)	—	—	(41,011)

Balance at June 30, 2002	—	23,421	—	—	23,421
Charge in second quarter of fiscal 2003	—	9,576	1,893	2,718	14,187
Charge in fourth quarter of fiscal 2003	—	—	—	1,752	1,752
Write-offs	—	—	(1,893)	—	(1,893)
Cash payments	—	(6,579)	—	(2,718)	(7,759)

Balance at June 29, 2003	—	26,418	—	1,752	28,170
Charge in first quarter of fiscal 2004	—	876	122	(36)	962
Write-offs	—	—	(122)	—	(122)
Cash payments	—	(1,579)	—	(1,417)	(2,996)

Balance at September 28, 2003	—	25,715	—	299	26,014
Less: current portion	—	5,881	—	299	6,180

Restructuring liabilities at September 28, 2003, less current portion	$—	$19,834	$—	$—	$19,834

7.	Stock Option Exchange Program

On March 25, 2003, we filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission related to a voluntary stock option exchange program for our employees. Our executive officers, directors and sales executives who report directly to the Vice President, Worldwide Sales were not eligible to participate in this program. Under the program, eligible employees were given the opportunity to voluntarily cancel unexercised vested and unvested stock options previously granted to them that had an exercise price greater than $12.00. For each option for five shares tendered for cancellation, a new option for three shares was granted to employees who elected to participate in the option exchange program. In order to receive new stock options, an employee must have been employed by us or by one of our subsidiaries on October 23, 2003 when the replacement options were granted. Participants who elected to exchange any options were required to exchange all eligible options and were also required to exchange any other options granted to him or her in the previous six months. The replacement stock options vested 25% on October 23, 2003 and the remaining 75% of the replacement stock options vest monthly over 24 to 36 months based on the employee’s hire date. Options for approximately 9.3 million shares of common stock were accepted for exchange under this program and, accordingly, were canceled on April 22, 2003. Replacement options for approximately 5.1 million shares were issued at an exercise price equal to the fair market value of our common stock on October 23, 2003.

8.	Subsequent Event

On November 4, 2003, Extreme Networks and Avaya, Inc. issued a joint press release announcing that the two companies entered into a multi-year, multimillion-dollar strategic alliance. The arrangement includes an agreement to jointly develop and market converged communications solutions and a reseller agreement under which Avaya will resell Extreme Networks data products and will provide comprehensive planning, design, implementation and management services support through Avaya Global Services. Extreme will issue to Avaya a warrant to purchase up to 2.6 million shares of Extreme Networks common stock at a price of $0.01 per share, with Avaya having the right to exercise one third of such shares 90 days after the date of the agreements, and the remaining shares becoming exercisable under certain performance and timing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations regarding results of operations, product demand and revenue, cash flows, product gross margins, our expectations to continue to develop new products and enhance existing products, our expectations regarding the amount of research and development expenses, and selling, general and administrative expenses, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expectations concerning the availability of products from suppliers and contract manufacturers, anticipated product costs and sales prices, our expected effective income tax rate, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding the rationalization of our workforce and facilities, and our expectations regarding materials and inventory management. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the section entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-Q and other filings we have made with the Securities and Exchange Commission.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 of Notes to Condensed Consolidated Financial Statements included in our Form 10-K for the year ended June 29, 2003. The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We base our estimates and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the critical accounting policies stated below, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive the majority of our revenue from sales of our stackable and chassis-based networking equipment, with the remaining revenue generated from service fees relating to the maintenance and installation of, and training on, our products. Our revenue recognition policy follows SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. We generally recognize product revenue from our end-user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which typically range from one to five years. When we provide a combination of products and services to customers, we evaluate the arrangements under EITF 00-21, Revenue Arrangements with Multiple Deliverables, which is effective for transactions entered into after July 1, 2003. EITF 00-21 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. We do not believe the application of EITF 00-21 has had a material effect on our consolidated financial position or results of operations.

We make certain sales to partners in two-tier distribution channels. The first tier consists of a limited number of independent distributors that sell primarily to resellers and, on occasion, to end-user customers. Under specified conditions, we grant these distributors the right to return a portion of unsold inventory to us for the purpose of stock rotation. We defer recognition of revenue on all sales to these distributors until the distributors sell the product, as evidenced by a monthly sales-out report that the distributors provide to us. Our decision to defer revenue on these sales until the distributors sell the product required judgment. Others, in similar circumstances, may conclude it is appropriate to recognize revenue on such sales upon delivery to the distributor. The second tier of the distribution channel consists of a large number of third-party resellers that sell directly to end-users and are generally not granted return privileges, except for defective products. We reduce product revenue for certain price protection rights that may occur under contractual arrangements we have with our customers.

We provide an allowance for sales returns based on our historical returns, analysis of credit memo data and our return policies. The allowance is charged to net revenue in the accompanying condensed consolidated statements of operations. If the historical data used by us to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates would have to be modified, thus resulting in an impact to net revenue.

Inventories

The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements, product lifecycle and product development plans and quality issues. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at net realizable value. In fiscal 2003, demand for our products was adversely affected by the downturn in the global economy and reduced telecommunications and infrastructure capital spending, particularly in the United States. Although we make every effort to ensure the accuracy of our forecasts of product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and we determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our operating margin in that period will be favorably impacted.

We currently have arrangements with two contract manufacturers and other suppliers for the manufacture of our products. Our arrangements allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by us. We are obligated to purchase long lead-time component inventory that our contract manufacturers procure in accordance with the forecast, unless we give notice of order cancellation outside of applicable component lead-times. As of September 28, 2003, we were committed to purchase approximately $26.4 million of such inventory during the second quarter of fiscal 2004. If actual demand of our products is below these commitments, we may have excess inventory. As a consequence, we may then need to record a charge to cost of revenue to reflect the impact of such excess purchase commitments.

Warranty Reserves

Networking products may contain undetected hardware or software errors when new products or new versions or updates of existing products are released to the marketplace. We have experienced such errors in connection with products and product upgrades. Our standard hardware warranty period is typically 12 months from the date of shipment to end-users and 14 months from the date of shipment to channel partners, which include resellers and distributors. Upon shipment of products to our customers, including both end-users and channel partners, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability for this amount.

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

Deferred Tax Asset Valuation Allowance

We calculate deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make an assessment of the likelihood that our net deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not believed to be likely, a valuation allowance is established. During the fourth quarter of fiscal 2003, we established a full valuation allowance for our net deferred tax assets.

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

Legal Contingencies

We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals, if any, are based only on the most current and dependable information available at any given time. As additional information becomes available, we may reassess the potential liability from pending claims and litigation and the probability of claims being successfully asserted against us. As a result, we may revise our estimates related to these pending claims and litigation. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations, financial position and cash flows in the future. For further detail, see Note 2 of Notes to Condensed Consolidated Financial Statements for a description of legal proceedings.

Results of Operations

Net revenue. Our product revenue is derived primarily from sales of our Summit, BlackDiamond and Alpine product families. Service revenue comprises fees for services relating to the maintenance of our products and, to a lesser extent, from providing installation and training services. Maintenance billings are generally deferred and recognized ratably over the service period obligations, which typically range from one to five years. During fiscal 2003, revenue from service fees increased to greater than 10% of total net revenues, requiring us to separately report product and service revenues.

Product revenue decreased to $76.8 million for first quarter of fiscal 2004 from $91.3 million for the first quarter of fiscal 2003, a decrease of $14.5 million. This decrease was primarily due to decreases of $10.0 million and $4.8 million in our business in Japan and in the Americas, respectively. We are experiencing some erosion of average selling prices of our products due to a number of factors, including competitive pricing pressures, promotional pricing and rapid technological change.

Service revenue increased to $10.6 million for the first quarter of fiscal 2004 from $9.3 million for the first quarter of fiscal 2003, an increase of $1.3 million. This increase was primarily due to increases in our installed base of equipment and an increase in the number of service contracts outstanding.

Sales of products and services outside the United States accounted for approximately 58% of our business in the first quarter of fiscal 2004, compared to 59% in the first quarter of fiscal 2003. We expect that export sales will continue to represent a significant portion of net revenue, although export sales may fluctuate as a percentage of net revenue. Substantially all sales transactions are denominated in United States dollars.

The world economy in general, and the United States economy in particular have experienced a prolonged downturn for information technology products which we believe has adversely affected demand for our products and has made it increasingly difficult to accurately forecast future production requirements. While we are seeing indications that the economic outlook in no longer deteriorating, we cannot predict the extent, timing or duration of any improvement in the economies where we sell our products. Further, we expect that our revenue during fiscal 2004 will be significantly affected by the timing and success of the introduction of new products during the fiscal year.

No customer accounted for greater than 10% of our net revenue for the first quarter of fiscal 2004. One distributor and one end-user customer of Extreme products accounted for 15% and 11% of our net revenue, respectively, for the first quarter of fiscal 2003. The level of sales to any customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future.

Gross margin. Cost of product revenue includes costs of raw materials, direct labor, manufacturing overhead, amounts paid to third-party contract manufacturers and costs related to warranty. Product gross margin increased to 56% for the first quarter of fiscal 2004 from 47% for the first quarter of fiscal 2003. The increase in product gross margin was primarily due to improved product mix, and the effect of our cost reduction programs including lower warranty costs, lower overhead costs and lower excess and obsolete inventory charges.

During the first quarter of fiscal 2003, we experienced a higher than normal rate of product warranty expense due to problems with various component parts within our products and our election, in some cases, to address those problems by replacing such products with new rather than refurbished replacements. The lower warranty expense in the first quarter of 2004 is attributable to operational changes we implemented to reduce these expenses. The lower overhead costs are due to cost reduction plans we put in place since the first quarter of 2003.

We expect to realize lower per-unit product costs from our contract manufacturers as a result of volume and improved efficiencies as production matures. However, we do not know if or when such per unit cost reductions will occur. The failure to obtain these cost reductions could have a material adverse effect upon our gross margin and operating results. We anticipate some of these ongoing cost improvements will be offset by higher per unit costs of products we are currently introducing which are currently incurring higher costs during the pre-production phase of their manufacturing cycle.

Our cost of service consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts.

Service gross margin increased to 15% for the first quarter of fiscal 2004 from 5% for the first quarter of fiscal 2003. Service gross margin for the first quarter of fiscal 2003 was negatively impacted by a number of programs that we implemented to improve service delivery productivity and to enhance customer satisfaction. These plans included increasing service revenue and reducing service infrastructure expenses and service outsourcing expenses. The service margins in the first quarter of 2004 reflect the benefits we achieved from these programs.

Our gross margin is variable and dependent on many factors, some of which are outside of our control. Some of the primary factors affecting gross margin include demand for our products, changes in our pricing policies and those of our competitors, and the mix of products sold. Our gross margin may be adversely affected by increases in material or labor costs, increases in warranty expense or the cost of providing services under extended service contracts, heightened price competition and obsolescence charges. In addition, our gross margin may fluctuate due to the mix of distribution channels through which our products are sold, including the effects of our two-tier distribution model. Any significant decline in sales to our resellers, distributors or end-user customers, or the loss of any of our key resellers, distributors or end-user customers could have a material adverse effect on our business, operating results and financial condition. In addition, an increase in distribution channels generally makes it more difficult to forecast the mix of products sold and the timing of orders from our customers. New product introductions may result in excess or obsolete inventories, which may also reduce our gross margin. Furthermore, if we are not able to reduce product or related warranty costs in future quarters, gross margin would continue to be adversely affected.

Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses decreased to $21.8 million for the first quarter of fiscal 2004 from $27.5 million for the first quarter of fiscal 2003, a decrease of $5.7 million. This decrease was primarily due to decreased payroll and related personnel expenses of $2.1 million, reduced spending for advertising and marketing programs of $1.6 million, decreased depreciation expense of $1.1 million and reduced spending for travel and related expenses of $0.5 million. The decreases in payroll and related personnel expenses resulted from the reductions in staff in the second and fourth quarters of fiscal 2003 and reductions in commissions earned due to reduced net revenues. The decrease in depreciation is due to the restructuring charges and fixed asset write-offs recorded in the second quarter of fiscal 2003. The rate of future spending in our sales and marketing expenses will largely depend on the pace of recovery in the market for networking products.

Research and development expenses. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products. Research and development expenses decreased to $13.3 million for the first quarter of fiscal 2004 from $14.5 million for the first quarter of fiscal 2003, a decrease of $1.2 million. This decrease was primarily due to decreased payroll and related personnel expenses of approximately $1.1 million, decreased depreciation expense of $0.9 million and a decrease in non-recurring engineering of $0.9 million, partially offset by increased expenses for prototype materials of $1.3 million. The decreases in salaries and benefits resulted from the reductions in staff in the second and fourth quarters of fiscal 2003 and the decrease in depreciation is due to the restructuring charges and fixed asset write-offs recorded in the second quarter of fiscal 2003. We expense all research and development costs as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and as a result we expect these expenses will continue to be significant in future periods.

General and administrative expenses. General and administrative expenses consist principally of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased to $7.0 million for the first quarter of fiscal 2004 from $6.9 million for the first quarter of fiscal 2003, an increase of $0.1 million. This increase was primarily due to increases in professional fees of $1.7 million offset by decreased payroll and related personnel expenses of $0.6 million, decreased depreciation expense of $0.4 million and reduction in outside services of $1.1 million. The decreases in salaries and benefits resulted from the reductions in staff in the second and fourth quarters of fiscal 2003 and the decrease in depreciation is due to the restructuring charges and fixed asset write-offs recorded in the second quarter of fiscal 2003. The rate of future spending in our general and administrative expenses will largely depend on the pace of recovery in the market for networking products and upon the cost of outside services and professional fees, including legal fees relating to litigation.

Amortization of deferred stock compensation. Amortization of deferred stock compensation decreased to $0.6 million for the first quarter of fiscal 2004 from $1.3 million for the first quarter of fiscal 2003, a decrease of $0.7 million. Amortization of deferred stock compensation is attributable to unvested stock options subject to forfeiture issued to employees that we assumed in conjunction with the acquisitions of Optranet and Webstacks. Deferred stock compensation is amortized as charges to operations, using the graded method, over the vesting periods of the individual stock options, generally four years. Upon termination of an employee, the amount of expense recognized under the graded vesting method that is in excess of the amount actually earned is reversed. For the first quarter of fiscal 2003, we reversed $0.7 million of excess compensation expense related to terminated employees.

Other income, net. Other income, net increased to $2.3 million for the first quarter of fiscal 2004 from $0.9 million for the first quarter of fiscal 2003, an increase of $1.4 million. This increase was primarily due to the settlement of litigation net of related expenses of $2.2 million partially offset by a decrease in interest income of approximately $0.8 million due to decreased interest rates.

Income taxes. We recorded an income tax provision (benefit) of $0.9 million and ($2.0) million for the first quarter of fiscal 2004 and the first quarter of fiscal 2003, respectively. The income tax provision for the first quarter of fiscal 2004 reflects an effective tax rate of 26%, which differs from the statutory tax rate primarily due to the impact of foreign operations. The income tax benefit for the first quarter of fiscal 2003 reflects an effective tax rate of 33%, which differs from the statutory tax rate primarily due to the impact of tax credits and the tax impact of foreign operations.

We estimate our income taxes based on the various jurisdictions where we conduct business. We believe our quarterly tax rate of 26% is currently the most reliable estimate of our effective tax rate. Our quarterly tax rate for the remainder of fiscal 2004 will be largely dependent on our profitability in specific jurisdictions and could fluctuate significantly.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities increased to $403.3 million at September 28, 2003 from $402.2 million at June 29, 2003, an increase of $1.1 million. This increase was primarily due to cash provided by operating activities of $2.4 million and proceeds from issuance of common stock of $1.5 million, partially offset by capital expenditures of $2.3 million.

We generated $2.4 million in cash from operations in the first quarter of fiscal 2004. Accounts receivable increased to $27.4 million at September 28, 2003 from $26.8 million at June 29, 2003. Days sales outstanding in receivables remained constant at 28 days at September 28, 2003 and June 29, 2003. Inventory levels decreased to $16.0 million at September 28, 2003 from $18.7 million at June 29, 2003. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence caused by, among other things, declining demand, rapidly changing technology and customer requirements. Any significant increase in our inventory levels can be expected to reduce cash and cash equivalents, short-term investments and marketable securities.

We have a revolving line of credit for $10.0 million with Silicon Valley Bank. Borrowings under this line of credit bear interest at the bank’s prime rate. As of September 28, 2003, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of September 28, 2003, we had letters of credit totaling $2.1 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of September 28, 2003. The line of credit expires on November 30, 2003. It is our intention to renew this line of credit when it expires.

As part of our business relationship with MCMS, Inc. (“MCMS”), the predecessor-in-interest to Plexus Corp., we entered into a $9.0 million operating equipment lease for manufacturing equipment in September 2000 with a third-party financing company; we, in turn, loaned the equipment to MCMS. The equipment lease with the third-party financing company requires us to make monthly payments through September 2005 and to maintain specified financial covenants related to profitability and our cash to debt ratio with which we were in compliance as of September 28, 2003. The liability related to this lease is included in lease commitments on the balance sheet.

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

The following summarizes our contractual obligations (including interest payments) at September 28, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	After Three Years
Contractual Obligations:
Convertible subordinated notes	$224,500	$7,000	$14,000	$203,500	$—
Inventory purchase commitments	26,395	26,395	—	—	—
Non-cancelable operating lease obligations	43,950	10,288	16,852	9,263	7,547

Total contractual cash obligations	$294,845	$43,683	$30,852	$212,763	$7,547

We did not have any material commitments for capital expenditures or other non-cancelable purchase commitments as of September 28, 2003. We did not have any off-balance sheet arrangements as of September 29, 2003.

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

Risk Factors

We Have a Limited History of Profitability and We Cannot Assure You That We Will Be Profitable in the Future

We achieved profitability in the first quarter of fiscal 2004, after a long period of losses, and fiscal 2000 was the only year in which we achieved profitability for the full year. Our performance in the quarter was favorably impacted in part by other income, and our ability to maintain profitability will require us to increase revenue levels and continue to control expenses in future quarters.

A Number of Factors Could Cause Our Quarterly Financial Results to Be Worse Than Expected, Resulting in a Decline in Our Stock Price

Our ability to continue to control our operating expenses at a level that is consistent with anticipated revenue is significant to our financial results. A high percentage of our expenses are fixed in the short term, so any delay in generating or recognizing revenue could cause our quarterly operating results to fall below the expectations of public market analysts or investors, which could cause the price of our stock to fall.

Orders in our backlog at the beginning of each quarter do not equal expected revenue for that quarter and are generally cancelable at any time. Accordingly, we are dependent upon obtaining orders during a quarter and shipping those orders in the same quarter to achieve our revenue objectives. In addition, the timing of product releases and purchase orders, and product availability, often results in a majority of our product shipments being scheduled near the end of a quarter. Failure to ship these products by the end of a quarter may adversely affect our operating results. Our customer agreements generally allow customers to delay scheduled delivery dates or to cancel orders within specified timeframes without significant charges to the customers. Furthermore, some of our customers require that we provide installation or inspection services that may delay the recognition of revenue for both products and services, and some of our customer agreements include acceptance provisions that prevent our ability to recognize revenue upon shipment.

We may experience a delay in generating or recognizing revenue for a number of reasons and our quarterly revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including, but not limited to, the following:

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

Intense Competition in the Market for Networking Equipment Could Prevent Us from Increasing Revenue and Maintaining Profitability

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

We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Grow Our International Sales Depends on Successfully Expanding Our International Operations

International sales constitute a significant portion of our net revenue. Our ability to grow will depend in part on the continued expansion of international sales. Sales to customers outside of the United States accounted for approximately 58% and 59% of our net revenue, respectively, for the first quarter of fiscal 2004 and the first quarter of fiscal 2003. Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

•	longer accounts receivable collection cycles;

•	difficulties in managing operations across disparate geographic areas;

•	difficulties associated with enforcing agreements through foreign legal systems;

•	the payment of operating expenses in local currencies, which exposes us to risks of currency fluctuations;

•	higher credit risks requiring cash in advance or letters or credit;

•	difficulty in safeguarding intellectual property;

•	political and economic turbulence;

•	potential adverse tax consequences; and

•	unexpected changes in regulatory requirements, including compliance with U.S. and foreign export laws and regulations.

In addition, conducting our business on a global basis subjects us to a number of frequently changing and complex trade protection measures and import or export regulatory requirements. Our failure to comply with these measures and regulatory requirements may result in the imposition of financial penalties and restrictions on our ability to conduct business in and with certain countries, which may harm our business and damage our reputation. Pursuant to regulations of the U.S. Department of Commerce providing for voluntary disclosure, in the fourth quarter of fiscal 2002 we disclosed information regarding a possible violation of certain export regulations. Following such disclosures the Department of Commerce will determine whether to conduct an investigation. If an investigation is commenced, we believe that these matters will be resolved without a material adverse effect on our business, and we have implemented procedures to reduce the risk of violations in the future.

Our international sales currently are U.S. dollar-denominated. Recently the U.S. dollar exchange rate has fallen against foreign currencies, in particular the Euro. However, future increases in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. In the future, we may elect to invoice some of our international customers in local currency which will expose us to fluctuations in exchange rates between the U.S. dollar and the particular local currency. If we do so, we may decide to engage in hedging transactions to minimize the risk of such fluctuations.

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

Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment

At September 28, 2003, our accounts receivable contained five (5) customers with balances in excess of $2 million. With the current economic slowdown, some of our customers are forecasting that their revenue for the foreseeable future will generally be lower than originally anticipated. Some customers are experiencing, or are likely to experience, serious cash flow problems and, as a result, may find it increasingly difficult to obtain financing, if financing is available at all. If our customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment of, the amounts that they owe us. In particular, sales to the service provider market are especially volatile and continued declines or delays in sale orders from this market may harm our financial condition. Furthermore, they may not order as many products from us as originally forecast, or cancel orders with us entirely. The inability of some of our potential customers to pay us for our products may adversely affect our cash flow, the timing of our revenue recognition and the amount of revenue, which may cause our stock price to decline.

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

Adjustments to the Size of Our Operations May Require Us to Incur Unanticipated Costs

Prior to the quarter ended April 1, 2001, we experienced rapid growth and expansion that placed, a significant strain on our resources. Subsequent to that period, we have from time to time incurred unanticipated costs to downsize our operations to a level consistent with lower forecast sales. Even if we manage the current period of instability effectively, as well as possible expansion in the future, we may make mistakes in restructuring or operating our business, such as inaccurate sales forecasting or incorrect material planning. Any of these mistakes may lead to unanticipated fluctuations in our operating results. We cannot assure you that we will be able to size our operations in accordance with fluctuations of our business in the future.

We Must Continue to Develop and Increase the Productivity of Our Indirect Distribution Channels to Increase Net Revenue and Improve Our Operating Results

Our distribution strategy focuses primarily on developing and increasing the productivity of our indirect distribution channels. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products may decrease and our operating results could suffer. Many of our resellers also sell products from other vendors that compete with our products. We cannot assure you that we will be able to enter into additional reseller and/or distribution agreements or that we will be able to successfully manage our product sales channels. Our failure to do any of these could limit our ability to grow or sustain revenue. In addition, our operating results will likely fluctuate significantly depending on the timing and amount of orders from our resellers. We cannot assure you that our resellers and/or distributors will continue to market or sell our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support.

Most of Our Revenue is Derived From Sales of Three Product Families, So We are Dependent on Widespread Market Acceptance of These Products

We derive substantially all of our revenue from sales of our Summit, BlackDiamond and Alpine products and related services. We expect that revenue from these product families will account for a substantial portion of our revenue for the foreseeable future. Accordingly, widespread market acceptance of our product families is vital to our future success. Factors that may affect the sales of our products, some of which are beyond our control, include:

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

If a Key Reseller, Distributor, or Other Significant Customer Cancels or Delays a Large Purchase, Our Net Revenue May Decline and the Price of Our Stock May Fall

To date, a limited number of resellers, distributors and other customers have accounted for a significant portion of our revenue. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected. For example, customers whose net revenue exceeded 10% of our total net revenue was as follows:

	Three Months Ended September 28, 2003	Year Ended
		June 29, 2003	June 30, 2002
Tech Data Corporation	Less than 10%	11%	15%

Our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, so a substantial reduction or delay in sales of our products to a significant reseller, distributor or other customer could harm our business, operating results and financial condition. Although our largest customers may differ from period-to-period, we anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a relatively small number of customers.

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

The Sales Cycle for Our Products is Long and We May Incur Substantial Non-Recoverable Expenses or Devote Significant Resources to Sales that Do Not Occur When Anticipated

The use of indirect sales channels may contribute to the length and variability of our sales cycle. Our products represent a significant strategic decision by a customer regarding its communications infrastructure. The decision by customers to purchase our products is often based on the results of a variety of internal procedures associated with the evaluation, testing, implementation and acceptance of new technologies. Accordingly, the product evaluation process frequently results in a lengthy sales cycle, typically ranging from three months to longer than a year, and as a result, our ability to sell products is subject to a number of significant risks, including:

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

We Purchase Several Key Components for Products From Single or Limited Sources and Could Lose Sales if These Suppliers Fail to Meet Our Needs

We currently purchase several key components used in the manufacture of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. Certain components such as capacitors, static random access memory, or SRAM, dynamic random access memory, or DRAM, and printed circuit boards are not currently, but have been, and may in the future be, in short supply. We have in the past encountered, and are likely in the future to encounter, shortages and delays in obtaining these or other components, and this could have a material adverse effect on our ability to meet customer orders. Our principal sole-source components include:

•	ASICs;

•	microprocessors;

•	programmable integrated circuits;

•	selected other integrated circuits;

•	custom power supplies; and

•	custom-tooled sheet metal.

Our principal limited-source components include:

•	flash memories;

•	dynamic and static random access memories, or DRAMs and SRAMs, respectively; and

•	printed circuit boards.

We use our forecast of expected demand to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If forecasts exceed orders, we may have excess and/or obsolete inventory on hand or under non-cancelable purchase commitments that could have a material adverse effect on our operating results and financial condition. If orders exceed forecasts, we may have inadequate supplies of certain materials and components, which could have a material adverse effect on our operating results and financial condition. We do not have agreements fixing long-term prices or minimum volume requirements from suppliers. From time to time we have experienced shortages and allocations of certain components, resulting in delays in filling orders. Qualifying new suppliers to compensate for such shortages may be time-consuming and costly, and may increase the likelihood of errors in design or production. In addition, during the development of our products, we have experienced delays in the prototyping of our chipsets, which in turn has led to delays in product introductions. We cannot assure you that similar delays will not occur in the future. Furthermore, we cannot assure you that the performance of the components as incorporated in our products will meet the quality requirements of our customers.

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

We rely on independent contractors to manufacture our products. We do not have long-term contracts with any of these manufacturers. We currently utilize two companies for the manufacture of our products – Flextronics International, Ltd., located in San Jose, California and Guadalajara, Mexico and Plexus Corp., located in Nampa, Idaho and Penang, Malaysia. We have experienced delays in product shipments from contract manufacturers in the past, which in turn delayed product shipments to our customers. These or similar problems may arise in the future, such as products of inferior quality, insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results.

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

In addition, various accounting rules and regulations have been established over the recent past relating to revenue recognition, including SOP 97-2, SAB 101 and EITF 00-21. These regulations frequently require judgments in their application, and are subject to numerous subsequent clarifications and interpretations, some of which may require changes in the way we recognize revenue, and may require restatement or prior period revenue and results.

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

Our Headquarters and Some Significant Supporting Businesses Are Located in Northern California and Other Areas Subject to Natural Disasters That Could Disrupt Our Operations and Harm Our Business

Our corporate headquarters are located in Silicon Valley in Northern California. Historically, this region has been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economy and posed physical risks to our property. We have contract manufacturers located in Northern California and in Mexico where similar natural disasters and other risks may disrupt the local economy and pose physical risks to our property and the property of our manufacturers.

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

Failure of Our Products to Comply With Evolving Industry Standards and Complex Government Regulations May Cause Our Products to Not Be Widely Accepted, Which May Prevent Us From Growing Our Net Revenue or Achieving Profitability

The market for network equipment products is characterized by the need to support industry standards as different standards emerge, evolve and achieve acceptance. We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards. In the past, we have introduced new products that were not compatible with certain technological standards, and in the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Our products must comply with various United States federal government regulations and standards defined by agencies such as the Federal Communications Commission, in addition to standards established by governmental authorities in various foreign countries and recommendations of the International Telecommunication Union. If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates we will not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our net revenue or achieving profitability.

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

These actions could have a material adverse effect on our operating results and the price of our common stock. Moreover, even if we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. This is particularly relevant in cases where it is necessary to integrate new types of technology into our existing portfolio and new types of products may be targeted for potential customers with which we do not have pre-existing relationships. Acquisitions and investment activities also entail numerous risks, including:

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

We Have Entered into Long-Term Lease Agreements for Several Facilities that are Currently Vacant and May be Difficult to Sublease due to Current Real Estate Market Conditions

We have certain long-term real estate lease commitments carrying future obligations for non-cancelable lease payments. Reductions in our workforce and the restructuring of operations since fiscal 2002 have resulted in the need to consolidate certain of these leased facilities, located primarily in Northern California, for which we recorded excess facilities charges of approximately $1.0 million in the first quarter of fiscal 2004, $9.6 million in fiscal 2003 and $25.4 million during fiscal 2002. For more information, see Note 6 of Notes to Condensed Consolidated Financial Statements. We continue to attempt to sublease certain of these facilities and may obtain sublease income to offset the carrying costs of these facilities. However, we may not be able to sublease these facilities at the times or on the terms we anticipated when we took the excess facilities charge and therefore if the market does not improve, we may incur additional charges in the future. In addition, we may incur additional charges for excess facilities as a result of additional reductions in our workforce or future restructuring of operations. We will continue to be responsible for all carrying costs of these facilities until such time as we can sublease these facilities or terminate the applicable leases based on the contractual terms of the lease agreements, and these costs may have an adverse effect on our business, operating results and financial condition.

Our Stock Price Has Been Volatile In the Past and Our Stock Price and the Price of the Notes May Significantly Fluctuate in the Future

In the past, our common stock price has fluctuated significantly. This could continue as we or our competitors announce new products, our results or those of our customers or competition fluctuate, conditions in the networking or semiconductor industry change, or when investors change their sentiment toward stocks in the networking technology sector.

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

Provisions in Our Charter Documents and Delaware Law and Our Adoption of a Stockholder Rights Plan May Delay or Prevent Acquisition Of Us, Which Could Decrease the Value of Our Common Stock and, the Notes

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Although we believe these provisions of our certificate of incorporation and bylaws and Delaware law and our stockholder rights plan, which is described below, will provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some of our stockholders.

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

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 28, 2003. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
Included in cash and cash equivalents	$6,018			$6,018	$6,018
Weighted average interest rate	0.91%
Included in short-term investments	$50,506	$59,925		$110,431	$110,431
Weighted average interest rate	1.25%	2.78%
Included in marketable securities			$246,672	$246,672	$246,672
Weighted average interest rate			2.41%
Long-term debt			$200,000	$200,000	$175,260
Average fixed rate			3.50%

Exchange Rate Sensitivity

Currently, all of our sales and the majority of our expenses are denominated in United States dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the first quarter of fiscal 2004 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant, in part because of our foreign exchange risk management process discussed below.

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). At September 28, 2003, these forward foreign currency contracts had a notional principal amount of $5.4 million (fair value of $524). These contracts have maturities of less than 60 days.

Additionally, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS 133. At September 28, 2003, we held foreign currency forward contracts with a notional principal amount of $1.4 million (fair value of $4,921). These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction gains from operations, including the impact of hedging, were $0.1 million for the first quarter of fiscal 2004. Foreign currency transaction losses from operations, including the impact of hedging, were insignificant for the first quarter of fiscal 2003.

Investments in Equity Securities

We have historically made investments in several privately held companies. These nonmarketable investments are accounted for under the cost method, as ownership is less than 20 percent and we do not have the ability to exercise significant influence over the operating, financing and investing activities of the investee companies. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. It is possible that we could lose our entire initial investment in these companies. As a part of management’s process of regularly reviewing these investments for impairment, we recorded write-downs of $0.2 million and $9.7 million on certain investments, which were determined to be other than temporarily impaired in fiscal 2003 and fiscal 2002, respectively. At September 28, 2003, the carrying value of our remaining investments was zero.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer, who is also performing the functions of our chief financial officer until such time as a new chief financial officer is appointed, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing reasonable assurance that information required to be disclosed by Extreme Networks in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to Extreme Networks’ internal controls during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We did not have a chief financial officer or a full-time controller during parts of the quarter. However, we have identified a candidatee who will fill the position of chief financial officer shortly.

PART II. Other Information

Item 1.	Legal Proceedings

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

Item 2.	Changes in Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits:

31.1	Section 302 Certification of Gordon L. Stitt as Chief Executive Officer and as Officer Performing the Functions of Chief Financial Officer

32.1	Section 906 Certification of Gordon L. Stitt as Chief Executive Officer and as Officer Performing the Functions of Chief Financial Officer

b)	Reports on Form 8-K

Extreme Networks filed the following reports on Form 8-K during the first quarter of fiscal 2004:

DATE OF REPORT:	ITEM	(S):	DESCRIPTION:
July 25, 2003	9		Extreme Networks announced financial results for its fourth quarter ended June 29, 2003 and included the press release relating thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC. (Registrant)

/S/ GORDON L. STITT

GORDON L. STITT

President and Chief Executive Officer

November 7, 2003