Form 10-Q
period 2003-12-28
EXTREME NETWORKS INC
filed 2004-02-11
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 28, 2003

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

January 30, 2004 was 118,895,922.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 28, 2003

Part I. Financial Information

Item 1.	Financial Statements

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 28, 2003	June 29, 2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$59,544	$44,340
Short-term investments	104,811	119,277
Accounts receivable, net	24,388	26,794
Inventories, net	20,508	18,710
Prepaid expenses and other current assets	9,852	16,878

Total current assets	219,103	225,999
Property and equipment, net	67,193	73,767
Marketable securities	248,246	238,540
Other assets	31,092	11,951

TOTAL ASSETS	$565,634	$550,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,406	$19,020
Accrued compensation and benefits	14,583	14,665
Restructuring liabilities	5,686	6,812
Lease commitment	3,297	4,396
Accrued warranty	8,739	10,200
Deferred revenue	50,773	48,298
Other accrued liabilities	19,305	25,317

Total current liabilities	118,789	128,708
Restructuring and other long-term liabilities, less current portion	19,559	22,313
Convertible subordinated notes	200,000	200,000
Commitments and contingencies (Note 2)
Stockholders’ equity:
Common stock and capital in excess of par value	682,800	652,091
Deferred stock compensation	(581)	(1,708)
Accumulated other comprehensive income	1,511	2,306
Accumulated deficit	(456,444)	(453,453)

Total stockholders’ equity	227,286	199,236

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$565,634	$550,257

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Net revenue:
Product	$71,500	$80,470	$148,256	$171,720
Service	11,945	9,746	22,560	19,065

Total net revenue	83,445	90,216	170,816	190,785

Cost of revenue:
Product	34,105	40,109	67,537	88,495
Service	8,898	9,637	17,934	18,531

Total cost of revenue	43,003	49,746	85,471	107,026

Gross margin:
Product	37,395	40,361	80,719	83,225
Service	3,047	109	4,626	534

Total gross margin	40,442	40,470	85,345	83,759

Operating expenses:
Sales and marketing	23,611	25,577	45,436	53,049
Research and development	14,569	13,418	27,866	27,927
General and administrative	7,860	6,729	14,891	13,664
Amortization of deferred stock compensation	181	1,039	733	2,342
Restructuring charge	—	14,187	962	14,187
Property and equipment write-off	—	12,678	—	12,678

Total operating expenses	46,221	73,628	89,888	123,847

Operating loss	(5,779)	(33,158)	(4,543)	(40,088)
Other income, net	63	990	2,362	1,870

Loss before income taxes	(5,716)	(32,168)	(2,181)	(38,218)
Provision (benefit) for income taxes	(110)	(13,173)	810	(15,190)

Net loss	$(5,606)	$(18,995)	$(2,991)	$(23,028)

Net loss per share – basic and diluted	$(0.05)	$(0.17)	$(0.03)	$(0.20)

Shares used in per share calculation – basic and diluted	117,665	114,819	117,143	113,409

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 28, 2003	December 29, 2002
Cash flows from operating activities:
Net loss	$(2,991)	$(23,028)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	10,533	14,282
Provision for doubtful accounts (reversal)	(200)	—
Deferred income taxes	—	(15,200)
Amortization of deferred stock compensation	733	2,342
Amortization of warrant-related costs	1,261	—
Restructuring charge	962	26,865
Changes in operating assets and liabilities:
Accounts receivable	2,606	29,615
Inventories	(1,798)	(3,412)
Prepaid expenses and other current and noncurrent assets	9,323	(1,815)
Accounts payable	(2,614)	(6,884)
Accrued compensation and benefits	(82)	(799)
Restructuring liabilities	(4,735)	(3,736)
Lease commitment	(1,099)	(3,544)
Accrued warranty	(1,461)	1,156
Deferred revenue	2,475	2,721
Other accrued liabilities	(5,997)	(4,391)

Net cash provided by operating activities	6,916	14,172

Cash flows from investing activities:
Capital expenditures	(4,081)	(11,584)
Purchases of investments	(143,603)	(269,958)
Sales and maturities of investments	147,568	228,992

Net cash used in investing activities	(116)	(52,550)

Cash flows from financing activities:
Proceeds from issuance of common stock	8,404	2,025

Net cash provided by financing activities	8,404	2,025

Net increase (decrease) in cash and cash equivalents	15,204	(36,353)
Cash and cash equivalents at beginning of period	44,340	71,830

Cash and cash equivalents at end of period	$59,544	$35,477

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

The unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, consist only of normal recurring adjustments necessary to a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at December 28, 2003. The results of operations for the three and six months ended December 28, 2003 are not necessarily indicative of the results that may be expected for fiscal 2004 or any future periods.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2004 presentation. Such reclassifications have not impacted previously reported revenues, operating income (loss) or net income (loss). During fiscal 2003, revenue from service fees increased to greater than 10% of total net revenues, requiring us to separately report product and service revenues in our annual financial statements. In connection with the revised presentation of service revenues and cost of service revenues, we reclassified $4.8 million and $10.6 million, respectively, of service expenses for the three and six months ended December 29, 2002 that had previously been included in operating expenses.

Revenue Recognition

We derive the majority of our revenue from sales of our stackable and modular networking equipment, with the remaining revenue generated from service fees relating to the maintenance and training on our products. Our revenue recognition policy follows SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. We generally recognize product revenue from end-user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which typically ranges from one to five years. When sales arrangements contain multiple elements such as hardware, maintenance and other services, we allocate revenue to each element based on the guidance provided by Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. We adopted EITF 00-21 prospectively and the adoption of EITF 00-21 did not have a material impact on our results of operations or financial position.

We make certain sales to partners in two-tier distribution channels. The first tier consists of a limited number of independent distributors that sell primarily to resellers and, on occasion, to end-user customers. Under specified conditions, we grant these distributors the right to return a portion of unsold inventory to us for the purpose of stock rotation. We defer recognition of revenue on all sales to these distributors until the distributors sell the product, as evidenced by a monthly sales-out report that the distributors provide to us. The second tier of the distribution channel consists of a large number of third-party resellers that sell directly to end-users and are generally not granted general return privileges, except for defective products during the warranty period. We reduce product revenue for certain price protection rights that may occur under contractual arrangements we have with our customers.

We provide an allowance for sales returns based on our historical returns, analysis of credit memo data and our return policies. The allowance is charged to net revenue in the accompanying condensed unaudited consolidated statements of operations. If the historical data we use to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates are revised, thus resulting in an impact on future net revenue. We estimate and adjust this allowance at each balance sheet date.

Inventories

Inventories consist of (in thousands):

	December 28, 2003	June 29, 2003
Raw materials	$1,682	$3,600
Finished goods	25,544	23,439

Total	27,226	27,039
Allowance for excess and obsolete inventory	(6,718)	(8,329)

Inventories, net	$20,508	$18,710

Product Warranties

Our standard hardware warranty period is typically 12 months from the date of shipment to end-users and 14 months from the date of shipment to channel partners, which include resellers and distributors. Upon shipment of products to our customers, including both end users and channel partners, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability for this amount. The determination of warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust these accruals at each balance sheet date in accordance with changes in these factors. Changes in our warranty accrual are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Balance beginning of period	$8,837	$12,104	$10,200	$9,055
Warranties issued	3,137	1,238	4,628	8,705
Settlements made	(3,235)	(3,131)	(6,089)	(7,549)

Balance end of period	$8,739	$10,211	$8,739	$10,211

We offer renewable support arrangements, including extended warranty contracts, to our customers that range generally from one to five years. The change in our deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Six Months Ended
	December 28, 2003	December 29, 2002
Balance beginning of period	$44,223	$32,334
New support arrangements	22,651	22,053
Recognition of support revenue	19,964	(15,166)

Balance end of period	$46,910	$39,221

Stock Based Compensation

We issue stock options to our employees and outside directors and provide employees the right to purchase our stock pursuant to stockholder approved stock option and employee stock purchase programs. Currently we account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The following table depicts the effect on net loss and net loss per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under SFAS No. 123, Accounting for Stock Based Compensation:

	Three Months Ended		Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Net loss – as reported	$(5,606)	$(18,995)	$(2,991)	$(23,028)
Add: APB 25 stock-based employee compensation expense, as reported	177	675	585	1,522
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(5,387)	(8,779)	(12,767)	(21,368)

Pro forma net loss	$(10,816)	$(27,099)	$(15,173)	$(42,874)

Basic and diluted net loss per share:
As reported	$(0.05)	$(0.17)	$(0.03)	$(0.20)

Pro forma	$(0.09)	$(0.24)	$(0.13)	$(0.38)

We estimated the fair value of our options using the Black-Scholes option valuation model, which is one of the several methods that can be used to estimate options values. The Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility, and changes in the subjective input assumptions can materially affect the fair value estimates.

Recently Issued Accounting Standards

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity (“VIE”) should be included in the consolidated financial statements of the entity. For arrangements entered into after January 31, 2003, FIN 46 is effective immediately. For arrangements entered into prior to February 1, 2003, FIN 46 was scheduled to be effective at the end of the period ending after December 15, 2003. In December 2003, FIN 46 was revised (“Interpretation 46R”) to require application in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. For all other types of variable interest entities, application is required for periods ending after March 15, 2004. We do not believe the adoption of the remaining provisions of FIN 46 will have a material impact on our results of operations or financial condition.

2.	Commitments, Contingencies and Leases

Line of Credit

We have a revolving line of credit for $10.0 million with Silicon Valley Bank. Borrowings under this line of credit bear interest at the bank’s prime rate. As of December 28, 2003, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of December 28, 2003, we had letters of credit totaling $2.3 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of December 28, 2003. The line of credit expires on January 27, 2005.

Leases

As part of our business relationship with MCMS, Inc. (“MCMS”), the predecessor-in-interest to Plexus Corp., we entered into a $9.0 million operating equipment lease for manufacturing equipment in September 2000 with a third-party financing company; we, in turn, loaned the equipment to MCMS. The equipment lease with the third-party financing company requires us to make monthly payments through September 2005 and to maintain certain specified financial covenants with which we were in compliance as of December 28, 2003. During the first quarter of fiscal 2002, we recorded a charge of $9.0 million related to this lease and the liability, net of payments, related to this lease is included in lease commitments on the condensed consolidated balance sheets.

Purchase Commitments

We currently have arrangements with two contract manufacturers and other suppliers for the manufacture of our products. Our arrangements allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by us. We are obligated to the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with the forecast, unless we give notice of order cancellation outside of applicable component lead-times. As of December 28, 2003, we were committed to purchase approximately $24.3 million of such inventory during the third quarter of fiscal 2004.

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

We have decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Extreme Networks Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Extreme Networks Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. If the settlement is not approved, we cannot assure you that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

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

3.	Comprehensive Loss

Comprehensive loss was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Net loss	$(5,606)	$(18,995)	$(2,991)	$(23,028)
Other comprehensive income (loss):
Change in unrealized gain on investments:
Change in net unrealized gain on investments	(707)	500	(1,229)	1,197
Less: Net gain on investments realized and included in interest income	12	16	21	42

Change in unrealized gain on investments	(719)	484	(1,250)	1,155
Change in unrealized gain on derivatives	(1)	(8)	(1)	106
Foreign currency translation adjustments	300	26	456	(21)

Total comprehensive loss	$(6,026)	$(18,493)	$(3,786)	$(21,788)

4.	Income Taxes

For the second quarter and first half of fiscal 2004, we recorded an income tax (benefit) provision of $(0.1) million and $0.8 million, respectively, as compared with an income tax benefit of $(13.2) million and $(15.2) million for the corresponding periods of fiscal 2003. For fiscal 2004, this income tax (benefit) provision was recorded for taxes due on income generated in certain state and foreign tax jurisdictions. Income tax benefits have been recorded on the quarter and year-to-date fiscal 2004 pre-tax loss and we have provided a full valuation allowance against such benefits.

5.	Net Loss Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options, warrants, convertible subordinated notes and convertible securities. Dilutive earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings (loss) per share calculation plus the dilutive effect, if any, of options, warrants, convertible subordinated notes and convertible securities. Diluted net loss per share was the same as basic net loss per share for the three and six months ended December 28, 2003 and December 29, 2002 because we had net losses in those periods.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Net loss	$(5,606)	$(18,995)	$(2,991)	$(23,028)

Weighted-average shares of common stock outstanding	117,779	115,522	117,307	115,384
Less: Weighted-average shares subject to repurchase	(114)	(703)	(164)	(1,975)

Weighted-average shares used in per share calculation — basic and diluted	117,665	114,819	117,143	113,409

Net loss per share – basic and diluted	$(0.05)	$(0.17)	$(0.03)	$(0.20)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Stock options outstanding	3,207	1,082	2,418	1,741
Unvested common stock subject to repurchase	114	703	164	1,975
Warrants outstanding	1,716	—	859	—
Convertible subordinated notes	9,542	9,542	9,542	9,542

Total potential shares of common stock excluded from the computation of earnings per share	14,579	11,327	12,983	13,258

6.	Restructuring Charge

During the first quarter of fiscal 2004, we recorded a restructuring charge of approximately $1.0 million, $0.9 million of which represented increases to the initial excess facilities charges recognized during fiscal 2003 and fiscal 2002 for domestic and international facilities discussed below. The commercial real estate market has continued to deteriorate since the previous charges were recorded in the third quarter of fiscal 2002 and in the second quarter of fiscal 2003 and current estimated sublease proceeds differ from our initial estimates.

During fiscal 2003, we recorded a restructuring charge of $15.9 million. The restructuring charge included excess facilities charges of $9.6 million, severance charges of $4.4 million and asset impairments of $1.9 million. The excess facilities charge represents an increase to the charge recognized during fiscal 2002 for the domestic and international facilities discussed below. Severance charges of $2.7 million related to a reduction in total staff during the second quarter of fiscal 2003 of approximately 100 people, or 10% of the total workforce, across all departments. Severance charges of $1.7 million related to a reduction in total staff in the fourth quarter of fiscal 2003 of approximately 70 people, or 8% of the total workforce, across all departments. The asset impairment charge relates to the write-off of leasehold improvements and office furniture related to excess facilities.

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

The actual costs and sublease recoveries could differ from these estimates, and additional facilities charges could be incurred if we are unsuccessful in negotiating reasonable termination fees on certain facilities, if facility operating lease rental rates continue to decrease in the relevant real estate markets, if it takes longer than expected to find a suitable tenant to sublease these facilities, or if other estimates and assumptions change.

Restructuring liabilities consist of (in thousands):

	Purchase of Leased Properties	Excess Facilities	Asset Impairments	Severance	Total
Charge in third quarter of fiscal 2002	$39,000	$25,432	$9,138	$—	$73,570
Write-offs	—	—	(9,138)	—	(9,138)
Cash payments	(39,000)	(2,011)	—	—	(41,011)

Balance at June 30, 2002	—	23,421	—	—	23,421
Charge in second quarter of fiscal 2003	—	9,576	1,893	2,718	14,187
Charge in fourth quarter of fiscal 2003	—	—	—	1,752	1,752
Write-offs	—	—	(1,893)	—	(1,893)
Cash payments	—	(6,579)	—	(2,718)	(9,297)

Balance at June 29, 2003	—	26,418	—	1,752	28,170
Charge in first quarter of fiscal 2004	—	876	122	(36)	962
Write-offs	—	—	(122)	—	(122)
Cash payments	—	(3,156)	—	(1,579)	(4,735)

Balance at December 28, 2003	—	24,138	—	137	24,275
Less: current portion	—	5,549	—	137	5,686

Restructuring liabilities at December 28, 2003, less current portion	$—	$18,589	$—	$—	$18,589

7.	Stock Option Exchange Program

On March 25, 2003, we filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission related to a voluntary stock option exchange program for our employees. Our executive officers, directors and sales executives who report directly to the Vice President, Worldwide Sales were not eligible to participate in this program. Under the program, eligible employees were given the opportunity to voluntarily cancel unexercised vested and unvested stock options previously granted to them that had an exercise price greater than $12.00. For each option for five shares tendered for cancellation, a new option for three shares was granted to employees who elected to participate in the option exchange program. In order to receive new stock options, an employee must have been employed by us or by one of our subsidiaries on October 23, 2003 when the replacement options were granted. Participants who elected to exchange any options were required to exchange all eligible options and were also required to exchange any other options granted to him or her in the previous six months. The replacement stock options vested 25% on October 23, 2003 and the remaining 75% of the replacement stock options vest monthly over 24 to 36 months based on the employee’s hire date. Options for approximately 11.0 million shares of common stock held by 570 employees were eligible for exchange under the program. Options for approximately 9.3 million shares of common stock held by 435 employees were accepted for exchange under this program and, accordingly, were canceled on April 22, 2003. Replacement options for approximately 5.1 million shares of common stock were issued on October 23, 2003 at an exercise price of $7.07 per share, which was the fair market value of our common stock on October 23, 2003. The stock option exchange program did not result in any stock compensation expense or variable accounting for replacement awards.

8.	Alliance with Avaya Inc.

On October 30, 2003, Extreme Networks and Avaya, Inc. entered into a strategic alliance to jointly develop and market converged communications solutions, the joint development agreement, and a distribution agreement under which Avaya is entitled to resell Extreme Networks products. Extreme issued to Avaya a warrant with a ten-year expiration period to purchase up to 2.6 million shares of Extreme Networks common stock at a price of $0.01 per share, with Avaya having the right to exercise the warrant with respect to one third of such shares 90 days after the date of the agreements, and the remaining shares become exercisable based upon the completion of certain milestones by Avaya. Even if the milestones are not completed, however, the warrant will become fully exercisable for all shares 90 days prior to the expiration of the warrant.

Extreme Networks engaged an independent valuation firm to estimate the fair value of the warrant and to assist with the allocation of the fair value to the agreements entered into. The independent valuation firm estimated the fair value of the warrant at $22.7 million which has been allocated $17.9 million to the joint development agreement and $4.8 million to the distribution agreement based on the assumptions provided by management related to the projected revenues and expenses for the respective agreements.

The values assigned to the respective agreements will be amortized over a three-year period as the agreements span a three-year period. Management believes that it would not be prudent to assume there would be any benefit beyond the three-year period due to the nature of the industry it operates in. The amortization related to the joint development agreement will be charged as research and development expense, and the amortization related to the distribution agreement will be reported as contra-revenue.

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

Revenue Recognition

We derive the majority of our revenue from sales of our stackable and modular networking equipment, with the remaining revenue generated from service fees relating to the maintenance and training on our products. Our revenue recognition policy follows SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. We generally recognize product revenue from our end-user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which typically ranges from one to five years. When sales arrangements contain multiple elements such as hardware, maintenance and other services, we allocate revenue to each element based on the guidance provided by Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. We adopted EITF 00-21 prospectively and the adoption of EITF 00-21 did not have a material impact on our results of operations or financial position.

We make certain sales to partners in two-tier distribution channels. The first tier consists of a limited number of independent distributors that sell primarily to resellers and, on occasion, to end-user customers. Under specified conditions, we grant these distributors the right to return a portion of unsold inventory to us for the purpose of stock rotation. We defer recognition of revenue on all sales to these distributors until the distributors sell the product, as evidenced by a monthly sales-out report that the distributors provide to us. The second tier of the distribution channel consists of a large number of third-party resellers that sell directly to end-users and are generally not granted return privileges, except for defective products during the warranty period. We reduce product revenue for certain price protection rights that may occur under contractual arrangements we have with our customers.

We provide an allowance for sales returns based on our historical returns, analysis of credit memo data and our return policies. The allowance is charged to net revenue in the accompanying condensed unaudited consolidated statements of operations. If the historical data we use to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates are revised, thus resulting in an impact on future net revenue. We estimate and adjust this allowance at each balance sheet date.

Inventories

The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements, product lifecycle and product development plans and quality issues. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at net realizable value. In fiscal 2003, demand for our products was adversely affected by the downturn in the global economy and reduced telecommunications and infrastructure capital spending, particularly in the United States. Although we make every effort to ensure the accuracy of our forecasts of product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and we determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted.

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

Results of Operations

Net revenue. Our product revenue is derived primarily from sales of our Summit, BlackDiamond and Alpine product families. Service revenue comprises fees for services relating to the maintenance of our products and, to a lesser extent, from providing training services. Maintenance billings are deferred and recognized ratably over the service period obligations, which typically range from one to five years. During fiscal 2003, revenue from service fees increased to greater than 10% of total net revenues, requiring us to separately report product and service revenues.

Product revenue decreased to $71.5 million for the second quarter of fiscal 2004 from $80.5 million for the second quarter of fiscal 2003, a decrease of $9.0 million. This decrease was primarily due to a decrease of $12.3 million in our business in the United States, offset by an increase of $3.3 million in our business in Japan. Product revenue decreased to $148.3 million for the first six months of fiscal 2004 from $171.7 million for the first six months of fiscal 2003, a decrease of $23.4 million. This decrease was primarily due to decreases of $17.0 million and $6.7 million in our business in the United States and Japan, respectively. The decreases in the our business in the United States for the three and six months ended December 28, 2003 was primarily due to continued weakness in demand in the U.S. enterprise networking market overall. We are experiencing some erosion of average selling prices of our products due to a number of factors, including competitive pricing pressures, promotional pricing and rapid technological change. In addition, in the second quarter of fiscal 2004, we experienced modest constraints in delivery of products.

Service revenue increased to $11.9 million for the second quarter of fiscal 2004 from $9.7 million for the second quarter of fiscal 2003, an increase of $2.2 million. Service revenue increased to $22.6 million for the first six months of fiscal 2004 from $19.1 million for the first six months of fiscal 2003, an increase of $3.5 million. These increases were primarily due to increases in our installed base of equipment and renewal of our service contracts outstanding.

Sales of products and services outside the United States accounted for approximately 62% of our business in the first six months of fiscal 2004, compared to 60% in the first six months of fiscal 2003. We expect that export sales will continue to represent a significant portion of net revenue, although export sales may fluctuate as a percentage of net revenue. Substantially all sales transactions are denominated in United States dollars.

The world economy in general, and the United States economy in particular have experienced a prolonged downturn for information technology products which we believe has adversely affected demand for our products and has made it increasingly difficult to accurately forecast future production requirements. While we are seeing indications that the economic outlook is no longer deteriorating, we cannot predict the extent, timing or duration of any improvement in the economies where we sell our products. Further, we expect that our revenue during fiscal 2004 will be significantly affected by the timing and success of the introduction of new products during the fiscal year.

No customer accounted for greater than 10% of our net revenue for the three and six months ended December 28, 2003. One distributor, Tech Data Corporation, accounted for 10% and 13% of our net revenue, respectively, for the three and six months ended December 29, 2002. The level of sales to any customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future.

Gross margin. Cost of product revenue includes costs of raw materials, direct labor, manufacturing overhead, amounts paid to third-party contract manufacturers and costs related to warranty. Product gross margin increased to 52% for the second quarter of fiscal 2004 from 50% for the second quarter of fiscal 2003. Product gross margin increased to 54% for the first six months of fiscal 2004 from 48% for the first six months of fiscal 2003. The increase in product gross margin was primarily due to improved product mix, and the effect of our cost reduction programs including lower warranty costs and lower overhead costs.

During the first six months of fiscal 2003, we experienced a higher than normal rate of product warranty expense due to problems with various component parts within our products and our election, in some cases, to address those problems by replacing such products with new rather than refurbished replacements. The lower warranty expense in the first six months of fiscal 2004 was attributable to operational changes we implemented to reduce these expenses. The lower overhead costs were due to cost reduction plans we put in place beginning in the first quarter of 2003.

We expect to realize lower per-unit product costs from our contract manufacturers as a result of volume and improved efficiencies as production matures. However, we do not know if or when such per unit cost reductions will occur. The failure to obtain these cost reductions could have a material adverse effect upon our gross margin and operating results. We anticipate some of these ongoing cost improvements will be offset by higher per unit costs of products we are currently introducing which are incurring higher costs during the pre-production phase of their manufacturing cycle.

Our cost of service consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts.

Service gross margin increased to 26% for the second quarter of fiscal 2004 from 1% for the second quarter of fiscal 2003. Service gross margin increased to 21% for the first six months of fiscal 2004 from 3% for the first six months of fiscal 2003. Service gross margin for the three and six months ended December 29, 2002 was negatively impacted by a number of programs that we implemented to improve service delivery productivity and to enhance customer satisfaction. These programs included expenses incurred to increase service revenue and reduce service infrastructure, including outsourcing certain service functions. The service margins in the three and six months ended December 28, 2003 reflect the benefits we achieved from these programs.

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

Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses decreased to $23.6 million for the second quarter of fiscal 2004 from $25.6 million for the second quarter of fiscal 2003, a decrease of $2.0 million. This decrease was primarily due to decreased payroll and related personnel expenses of $0.6 million, reduced spending for advertising and marketing programs of $0.3 million, decreased depreciation expense of $0.1 million and decreases in other expenses consistent with a lower level of sales. Sales and marketing expenses decreased to $45.4 million for the first six months of fiscal 2004 from $53.0 million for the first six months of fiscal 2003, a decrease of $7.6 million. This decrease was primarily due to decreased payroll and related personnel expenses of $3.0 million, reduced spending for advertising and marketing programs of $2.0 million, decreased depreciation expense of $1.3 million and decreases in other expenses consistent with a lower level of sales. The decreases in payroll and related personnel expenses during the first six months of fiscal 2004 resulted from the reductions in staff in the second and fourth quarters of fiscal 2003 and reductions in commissions earned due to reduced net revenues. The decrease in depreciation was due to the fixed asset write-offs recorded in the second quarter of fiscal 2003. The rate of future spending in our sales and marketing expenses will largely depend on the pace of recovery in the market for networking products.

Research and development expenses. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products. Research and development expenses increased to $14.6 million for the second quarter of fiscal 2004 from $13.4 million for the second quarter of fiscal 2003, an increase of $1.2 million. This increase was primarily due to the amortization of $1.0 million of the $17.9 million allocated to the joint development agreement with Avaya. Research and development expenses remained flat at $27.9 million for the six months ended December 28, 2003 and December 29, 2002. This result was due to decreased payroll and related personnel expenses of approximately $1.7 million and decreased depreciation expense of $0.7 million, offset by increased amortization of $1.0 million related to the joint development agreement with Avaya, increased expenses for prototype materials of $0.9 million and increased fees for professional services of $0.3 million. The decreases in payroll and related personnel expenses resulted from the reductions in staff in the second and fourth quarters of fiscal 2003 and the decrease in depreciation is due to the fixed asset write-offs recorded in the second quarter of fiscal 2003. We expense all research and development costs as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and as a result we expect these expenses will continue to be significant in future periods.

General and administrative expenses. General and administrative expenses consist principally of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased to $7.9 million for the second quarter of fiscal 2004 from $6.7 million for the second quarter of fiscal 2003, an increase of $1.2 million. General and administrative expenses increased to $14.9 million for the first six months of fiscal 2004 from $13.7 million for the first six months of fiscal 2003, an increase of $1.2 million. The increases in both periods were primarily due to increases in legal fees relating to litigation. The rate of future spending in our general and administrative expenses will largely depend on the pace of recovery in the market for networking products and upon the cost of outside services and professional fees, including legal fees relating to litigation.

Amortization of deferred stock compensation. Amortization of deferred stock compensation decreased to $0.2 million for the second quarter of fiscal 2004 from $1.0 million for the second quarter of fiscal 2003, a decrease of $0.8 million. Amortization of deferred stock compensation decreased to $0.7 million for the first six months of fiscal 2004 from $2.3 million for the first six months of fiscal 2003, a decrease of $1.6 million. Amortization of deferred stock compensation is attributable to unvested stock options subject to forfeiture issued to employees that we assumed in conjunction with the acquisitions of Optranet and Webstacks. Deferred stock compensation is amortized as charges to operations, using the graded method, over the vesting periods of the individual stock options, generally four years. Upon termination of an employee, the amount of expense recognized under the graded vesting method that is in excess of the amount actually earned is reversed. We reversed $0.2 million and $0.7 million of excess compensation expense related to terminated employees for the second quarter of fiscal 2004 and fiscal 2003, respectively. We reversed $0.2 million and $1.4 million of excess compensation expense related to terminated employees for the first six months of fiscal 2004 and fiscal 2003, respectively.

Restructuring charge. During the first quarter of fiscal 2004, we recorded a restructuring charge of approximately $1.0 million, $0.9 million of which represented increases to the initial excess facilities charges recognized during fiscal 2003 and fiscal 2002 for domestic and international facilities discussed below. The commercial real estate market has continued to deteriorate since the previous charges were recorded in the third quarter of fiscal 2002 and in the second quarter of fiscal 2003 and current estimated sublease proceeds differ from our initial estimates.

During the three months ended December 31, 2002, we recorded a restructuring charge of $14.2 million. The restructuring charge included excess facilities charges of $9.6 million, severance charges of $2.7 million and asset impairments of $1.9 million. The excess facilities charge represents an increase to the charge recognized during the third quarter of fiscal 2002. Because the commercial real estate market continued to deteriorate since we took the initial charge in the third quarter of fiscal 2002, we were required to increase our reserves to take into account the unfavorable difference between lease obligation payments and projected sublease receipts. The severance charges were related to a reduction in total staff of approximately 100 people, or 10% of the total workforce, across all departments. The asset impairment charge relates to the write-off of leasehold improvements and office furniture related to excess facilities. As a result of these charges, our expense levels will be lowered in future quarters.

Property and equipment write-off. During the second quarter of fiscal 2003, we completed a property and equipment inventory in conjunction with the implementation of our new enterprise resource planning, or ERP, system. The property and equipment inventory resulted in the identification of $12.7 million of property and equipment that was written off during the second quarter of fiscal 2003. As a result of this charge, depreciation expense is lower in fiscal 2004 and will be lower in future quarters.

Other income, net. Other income, net decreased to $0.1 million for the second quarter of fiscal 2004 from $1.0 million for the second quarter of fiscal 2003, a decrease of $0.9 million. This decrease was primarily due to a decrease in interest income due to lower interest rates. Other income, net increased to $2.4 million for the first six months of fiscal 2004 from $1.9 million for the first six months of fiscal 2003, an increase of $0.5 million. This increase was primarily due to the settlement of litigation net of related expenses of $2.2 million partially offset by a decrease in interest income of approximately $1.7 million due to lower interest rates.

Income taxes. For the second quarter and first half of fiscal 2004, we recorded an income tax (benefit) provision of $(0.1) million and $0.8 million, respectively as compared with an income tax benefit of $(13.2) million and $(15.2) million for the corresponding periods of fiscal 2003. For fiscal 2004, this income tax (benefit) provision was recorded for taxes due on income generated in certain state and foreign tax jurisdictions. Income tax benefits have been recorded on the quarter and year-to-date fiscal 2004 pre-tax loss and we have provided a full valuation allowance against such benefits.

We estimate our income taxes based on the various jurisdictions where we conduct business. Our tax provision for the remainder of fiscal 2004 and future years will be largely dependent on our profitability in specific jurisdictions and could fluctuate significantly. Tax benefits associated with operating losses and tax credits generated in the U.S. will be offset by full valuation allowances until such time as we are able to demonstrate a history of operating income in the U.S.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities increased to $412.6 million at December 28, 2003 from $402.2 million at June 29, 2003, an increase of $10.4 million. This increase was primarily due to cash provided by operating activities of $6.9 million and proceeds from issuance of common stock of $8.4 million, partially offset by capital expenditures of $4.1 million.

We generated $6.9 million in cash from operations in the first six months of fiscal 2004. Accounts receivable decreased to $24.4 million at December 28, 2003 from $26.8 million at June 29, 2003. Days sales outstanding in receivables decreased to 26 days at December 28, 2003 from 28 days at June 29, 2003. Inventory levels increased to $20.5 million at December 28, 2003 from $18.7 million at June 29, 2003. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence caused by, among other things, declining demand, rapidly changing technology and customer requirements. Any significant increase in our inventory levels can be expected to reduce cash and cash equivalents, short-term investments and marketable securities.

We have a revolving line of credit for $10.0 million with Silicon Valley Bank. Borrowings under this line of credit bear interest at the bank’s prime rate. As of December 28, 2003, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of December 28, 2003, we had letters of credit totaling $2.3 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of December 28, 2003. The line of credit expires on January 27, 2005. It is our intention to renew this line of credit when it expires.

As part of our business relationship with MCMS, Inc. (“MCMS”), the predecessor-in-interest to Plexus Corp., we entered into a $9.0 million operating equipment lease for manufacturing equipment in September 2000 with a third-party financing company; we, in turn, loaned the equipment to MCMS. The equipment lease with the third-party financing company requires us to make monthly payments through September 2005 and to maintain certain specified financial covenants with which we were in compliance as of December 28, 2003. During the first quarter of fiscal 2002, we recorded a charge of $9.0 million related to this lease and the liability, net of payments, related to this lease is included in lease commitment on the condensed consolidated balance sheet.

In December 2001, we completed a private placement of $200.0 million of convertible subordinated notes. The notes mature on December 1, 2006. Interest is payable semi-annually at 3.5% per annum. The notes are convertible at the option of the holders into our common stock at an initial conversion price of $20.96 per share, subject to adjustment. The notes are redeemable in cash at our option at an initial redemption price of 101.4% of the principal amount on or after December 2004 if not converted to common stock prior to the redemption date. Each holder of the notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of the principal amount plus accrued interest upon a change of control of ownership of Extreme Networks, as defined in the offering documents, however an acquisition of Extreme Networks for stock listed on U.S. exchanges would generally not qualify as a change of control.

The following summarizes our contractual obligations (including interest payments) at December 28, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	After Three Years
Contractual Obligations:
Convertible subordinated notes	$221,000	$7,000	$214,000	$—	$—
Inventory purchase commitments	24,329	24,329	—	—	—
Non-cancelable operating lease obligations	41,367	10,246	15,953	8,268	6,900

Total contractual cash obligations	$286,696	$41,575	$229,953	$8,268	$6,900

We did not have any material commitments for capital expenditures or other non-cancelable purchase commitments as of December 28, 2003. We did not have any off-balance sheet arrangements as of December 28, 2003.

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

Alliance with Avaya Inc.

On October 30, 2003, Extreme Networks and Avaya, Inc. entered into a strategic alliance to jointly develop and market converged communications solutions, the joint development agreement, and a distribution agreement under which Avaya is entitled to resell Extreme Networks products. Extreme issued to Avaya a warrant with a ten-year expiration period to purchase up to 2.6 million shares of Extreme Networks common stock at a price of $0.01 per share, with Avaya having the right to exercise the warrant with respect to one third of such shares 90 days after the date of the agreements, and the remaining shares become exercisable based upon the completion of certain milestones by Avaya. Even if the milestones are not completed, however, the warrant will become fully exercisable for all shares 90 days prior to the expiration of the warrant.

Extreme Networks engaged an independent valuation firm to estimate the fair value of the warrant and to assist with the allocation of the fair value to the agreements entered into. The independent valuation firm estimated the fair value of the warrant at $22.7 million which has been allocated $17.9 million to the joint development agreement and $4.8 million to the distribution agreement based on the assumptions provided by management related to the projected revenue and expenses for the respective agreements.

The values assigned to the respective agreements will be amortized over a three-year period as the agreements span a three-year period. Management believes that it would not be prudent to assume there would be any benefit beyond the three-year period due to the nature of the industry it operates in. The amortization related to the joint development agreement will be charged as research and development expense, and the amortization related to the distribution agreement will be reported as contra-revenue.

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

A Number of Factors Could Cause Our Quarterly Financial Results to Be Worse Than Expected, Resulting in a Decline in Our Stock Price

Our ability to control our operating expenses at a level that is consistent with anticipated revenue is significant to our financial results. A high percentage of our expenses are fixed in the short term, so any delay in generating or recognizing revenue could cause our quarterly operating results to fall below the expectations of public market analysts or investors, which could cause the price of our stock to fall.

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

When Our Products Contain Undetected Software or Hardware Errors, We Incur Significant Unexpected Expenses and Could Lose Sales

Network products frequently contain undetected software or hardware errors when new products or new versions or updates of existing products are first released to the marketplace. In the past, we have experienced such errors in connection with new products and product upgrades. We have experienced component problems that caused us to incur higher than expected warranty and service costs and expenses and to take an accrual for anticipated expenses. Such expenses adversely affected our recent results. We have undertaken extensive efforts to address these issues, however until these programs are completed, these expenses are expected to exceed normal levels. In the future, we expect that, from time to time, such errors or component failures will be found in new or existing products after the commencement of commercial shipments including the components we incorporate in our products. These problems may have a material adverse effect on our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems. Further, if products are not accepted by customers due to such defects, and such returns exceed the amount we accrued for defect returns based on our historical experience, our operating results would be adversely affected.

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

We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Grow Our International Sales Depends on Successfully Expanding Our International Operations

International sales constitute a significant portion of our net revenue. Our ability to grow will depend in part on the continued expansion of international sales. Sales to customers outside of the United States accounted for approximately 62% and 60% of our net revenue, respectively, for the first six months of fiscal 2004 and the first six months of fiscal 2003. Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

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

Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment

At December 28, 2003, our accounts receivable contained three customers with balances in excess of $2 million. With the current economic slowdown, some of our customers are forecasting that their revenue for the foreseeable future will generally be lower than originally anticipated. Some customers are experiencing, or are likely to experience, serious cash flow problems and, as a result, may find it increasingly difficult to obtain financing, if financing is available at all. If our customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment of, the amounts that they owe us. In particular, sales to the service provider market are especially volatile and continued declines or delays in sale orders from this market may harm our financial condition. Furthermore, they may not order as many products from us as originally forecast, or cancel orders with us entirely. The inability of some of our potential customers to pay us for our products may adversely affect our cash flow, the timing of our revenue recognition and the amount of revenue, which may cause our stock price to decline.

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

In particular, the networking industry has been characterized by the successive introduction of new technologies or standards that have dramatically reduced the price and increased the performance of switching equipment. To remain competitive, we need to introduce products in a timely manner that incorporate, or are compatible with, these emerging technologies. We are particularly dependent upon the successful introduction of new products. We cannot assure you that any new products we introduce will be commercially successful. We have experienced delays in releasing new products and product enhancements in the past that resulted in lower quarterly revenue than anticipated. We may experience similar delays in product development and releases in the future, and any delay in product introduction could adversely affect our ability to compete, causing our operating results to be below our expectations or the expectations of public market analysts or investors.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We are actively involved in disputes and licensing discussions with, and have received notices from, others regarding their claimed proprietary rights and cannot assure you that we will always successfully defend ourselves against such claims. If we are found to infringe the proprietary rights of others, or if we otherwise settle such claims, we could be compelled to pay damages or royalties and either obtain a license to those intellectual property rights or alter our products so that they no longer infringe upon such proprietary rights. Any license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. Litigation resulting from claims that we are infringing the proprietary rights of others has resulted and could in the future result in substantial costs and a diversion of resources, and could have a material adverse effect on our business, financial condition and results of operations.

We Are Engaged in Litigation Regarding Intellectual Property Rights, and an Adverse Outcome Could Harm Our Business and Require Us to Incur Significant Costs

We have received notice from several companies alleging that we are infringing their patents. One of these companies, Lucent Technologies, Inc., filed a claim against us alleging patent infringement and we are in litigation as of the date of this filing. Following examination of this claim, we believe it is without merit and we have responded accordingly. Without regard to the merits of this or any other claim, if judgments by a court of law on this or any other claim received in the future were to be upheld, or if we otherwise agree to the settlement of such claims, the consequences to us may be severe and could require us to, among other actions:

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

Adjustments to the Size of Our Operations May Require Us to Incur Unanticipated Costs

Prior to the quarter ended April 1, 2001, we experienced rapid growth and expansion that placed a significant strain on our resources. Subsequent to that period, we have from time to time incurred unanticipated costs to downsize our operations to a level consistent with lower forecast sales. Even if we manage the current period of instability effectively, as well as possible expansion in the future, we may make mistakes in restructuring or operating our business, such as inaccurate sales forecasting or incorrect material planning. Any of these mistakes may lead to unanticipated fluctuations in our operating results. We cannot assure you that we will be able to size our operations in accordance with fluctuations of our business in the future.

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

Future Performance Will Depend on the Introduction and Acceptance of New Products

Our future performance will also depend on the successful development, introduction, and market acceptance of new and enhanced products that address customer requirements in a timely and cost-effective manner. In particular, we are dependent upon the successful introduction of new products. In the past, we have experienced delays in product development and such delays may occur in the future. We have recently announced a third-generation chipset for use in future products. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. Therefore, to the extent customers defer or cancel orders in the expectation of new product releases, any delay in the development or introduction of new products could cause our operating results to suffer. The inability to achieve and maintain widespread levels of market acceptance for our current and future products may significantly impair our revenue growth.

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

	Three Months Ended		Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Tech Data Corporation	Less than 10%	10%	Less than 10%	13%

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

In addition, various accounting rules and regulations have been established over the recent past relating to revenue recognition. These regulations frequently require judgments in their application, and are subject to numerous subsequent clarifications and interpretations, some of which may require changes in the way we recognize revenue, and may require restatement of prior period revenue and results.

Compliance with Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we are investing all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of additional management time and attention from revenue-generating activities to compliance activities.

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

We Have Entered into Long-Term Lease Agreements for Several Facilities that are Currently Vacant and May be Difficult to Sublease due to Current Real Estate Market Conditions

We have certain long-term real estate lease commitments carrying future obligations for non-cancelable lease payments. Reductions in our workforce and the restructuring of operations since fiscal 2002 have resulted in the need to consolidate certain of these leased facilities, located primarily in Northern California, for which we recorded excess facilities charges of approximately $0.9 million in the first quarter of fiscal 2004, $9.6 million in fiscal 2003 and $25.4 million during fiscal 2002. For more information, see Note 6 of Notes to Condensed Consolidated Financial Statements. We continue to attempt to sublease certain of these facilities and may obtain sublease income to offset the carrying costs of these facilities. However, we may not be able to sublease these facilities at the times or on the terms we anticipated when we took the excess facilities charge and therefore if the market does not improve, we may incur additional charges in the future. In addition, we may incur additional charges for excess facilities as a result of additional reductions in our workforce or future restructuring of operations. We will continue to be responsible for all carrying costs of these facilities until such time as we can sublease these facilities or terminate the applicable leases based on the contractual terms of the lease agreements, and these costs may have an adverse effect on our business, operating results and financial condition.

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

Provisions in Our Charter Documents and Delaware Law and Our Adoption of a Stockholder Rights Plan May Delay or Prevent Acquisition of Us, Which Could Decrease the Value of Our Common Stock and the Notes

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Although we believe these provisions of our certificate of incorporation and bylaws and Delaware law and our stockholder rights plan, which is described below, will provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some of our stockholders.

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

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 28, 2003. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
Included in cash and cash equivalents	$6,501			$6,501	$6,501
Weighted average interest rate	1.00%
Included in short-term investments	$39,525	$65,286		$104,811	$104,811
Weighted average interest rate	1.38%	2.93%
Included in marketable securities			$248,246	$248,246	$248,286
Weighted average interest rate			2.49%
Long-term debt			$200,000	$200,000	$192,625
Average fixed rate			3.50%

Exchange Rate Sensitivity

Currently, all of our sales and the majority of our expenses are denominated in United States dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the first six months of fiscal 2004 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant, in part because of our foreign exchange risk management process discussed below.

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). At December 28, 2003, these forward foreign currency contracts had a notional principal amount of $5.2 million (fair value of $300). These contracts have maturities of less than 60 days.

Additionally, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS 133. At December 28, 2003, we held foreign currency forward contracts with a notional principal amount of $1.5 million (fair value of $46,600). These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction losses from operations, including the impact of hedging, were $(0.1) million for the second quarter of fiscal 2004 and for the second quarter of fiscal 2003. Foreign currency transaction losses from operations, including the impact of hedging, were insignificant for the first six months of fiscal 2004. Foreign currency transaction losses from operations, including the impact of hedging, were $(0.1) million for the first six months of fiscal 2003.

Investments in Equity Securities

We have historically made investments in several privately held companies. These nonmarketable investments are accounted for under the cost method, as ownership is less than 20 percent and we do not have the ability to exercise significant influence over the operating, financing and investing activities of the investee companies. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. It is possible that we could lose our entire initial investment in these companies. As a part of management’s process of regularly reviewing these investments for impairment, we recorded write-downs of $0.2 million and $9.7 million on certain investments, which were determined to be other than temporarily impaired in fiscal 2003 and fiscal 2002, respectively. At December 28, 2003, the carrying value of our remaining investments was zero.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing reasonable assurance that information required to be disclosed by Extreme Networks in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to Extreme Networks’ internal controls during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Extreme Networks held its Annual Meeting of Stockholders on December 3, 2003 to:

Elect two Class II directors, Bob L. Corey and Peter Wolken;

To approve an amendment to the Extreme Networks, Inc. Employee Stock Purchase Plan to increase the maximum number of shares of common stock that may be issued under the Employee Stock Purchase Plan by three million (3,000,000) shares; and

To ratify the appointment of independent auditors of Extreme Networks.

At the Annual Meeting the preceding proposals were voted on with the following results:

	For	Votes Against	Withheld	Abstain
Elect Bob L. Corey	91,739,165	—	6,165,740	—
Elect Peter Wolken	88,872,572	—	9,032,333	—
Approve amendment to the Employee Stock Purchase Plan	53,148,634	11,785,086	—	105,194
Ratify the appointment of independent auditors	95,501,111	2,365,315	—	38,480

Item 5.	Other Information – None

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits:

INCORPORATED BY REFERENCE
		Form	Filing Date	Number	Filed Herewith
4.5	Warrant to Purchase Common Stock issued to Avaya, Inc.	S-3	1/28/04	4.1

31.1	Section 302 Certification of Gordon L. Stitt as Chief Executive Officer				X

31.2	Section 302 Certification of William R. Slakey as Chief Financial Officer				X

32.1	Section 906 Certification of Gordon L. Stitt as Chief Executive Officer				X

32.2	Section 906 Certification of William R. Slakey as Chief Financial Officer				X

b)	Reports on Form 8-K

Extreme Networks filed or furnished the following reports on Form 8-K during the second quarter of fiscal 2004:

DATE OF REPORT:	ITEM(S):	DESCRIPTION:
October 24, 2003	7 & 12	Extreme Networks announced financial results for its first quarter ended September 28, 2003 and included the press release relating thereto.

November 4, 2003	5 & 7	Extreme Networks, Inc. and Avaya Inc. announced that the two companies formed a strategic alliance to jointly develop and market converged communications solutions and included the press release relating thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC. (Registrant)

/S/ WILLIAM R. SLAKEY

WILLIAM R. SLAKEY
Chief Financial Officer

February 11, 2004

EXHIBIT INDEX

INCORPORATED BY REFERENCE
		Form	Filing Date	Number	Filed Herewith
4.5	Warrant to Purchase Common Stock issued to Avaya, Inc.	S-3	1/28/04	4.1

31.1	Section 302 Certification of Gordon L. Stitt as Chief Executive Officer				X

31.2	Section 302 Certification of William R. Slakey as Chief Financial Officer				X

32.1	Section 906 Certification of Gordon L. Stitt as Chief Executive Officer				X

32.2	Section 906 Certification of William R. Slakey as Chief Financial Officer				X