Form 10-Q
period 2004-03-28
EXTREME NETWORKS INC
filed 2004-05-12
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 28, 2004

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at April 26, 2004 was 119,962,046.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 28, 2004

Part I. Financial Information

Item 1. Financial Statements

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 28, 2004	June 29, 2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$64,395	$44,340
Short-term investments	115,922	119,277
Accounts receivable, net	30,748	26,794
Inventories, net	24,226	18,710
Prepaid expenses and other current assets	14,183	16,878

Total current assets	249,474	225,999
Property and equipment, net	63,736	73,767
Marketable securities	236,561	238,540
Other assets	28,804	11,951

TOTAL ASSETS	$578,575	$550,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,560	$19,020
Accrued compensation and benefits	14,358	14,665
Restructuring liabilities	5,200	6,812
Lease liability	2,826	4,396
Accrued warranty	8,936	10,200
Deferred revenue	54,693	48,298
Other accrued liabilities	22,580	25,317

Total current liabilities	131,153	128,708
Restructuring liabilities, less current portion	17,385	21,358
Other long-term liabilities	970	955
Convertible subordinated notes	200,000	200,000

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock	—	—
Common stock and capital in excess of par value	685,418	652,091
Deferred stock compensation	(260)	(1,708)
Accumulated other comprehensive income	1,459	2,306
Accumulated deficit	(457,550)	(453,453)

Total stockholders’ equity	229,067	199,236

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$578,575	$550,257

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Net revenues:
Product	$76,059	$76,356	$224,315	$248,076
Service	12,815	8,857	35,375	27,922

Total net revenues	88,874	85,213	259,690	275,998

Cost of revenues:
Product	34,422	41,315	101,959	129,810
Service	8,979	9,978	26,913	28,509

Total cost of revenues	43,401	51,293	128,872	158,319

Gross margin:
Product	41,637	35,041	122,356	118,266
Service	3,836	(1,121)	8,462	(587)

Total gross margin	45,473	33,920	130,818	117,679

Operating expenses:
Sales and marketing	23,343	25,006	68,779	78,055
Research and development	15,001	13,749	42,867	41,676
General and administrative	8,043	6,328	22,934	19,992
Amortization of deferred stock compensation	198	994	931	3,336
Restructuring charge	—	—	962	14,187
Property and equipment write-off	—	—	—	12,678

Total operating expenses	46,585	46,077	136,473	169,924

Operating loss	(1,112)	(12,157)	(5,655)	(52,245)
Other income, net	345	990	2,707	2,860

Loss before income taxes	(767)	(11,167)	(2,948)	(49,385)

Provision (benefit) for income taxes	339	(4,105)	1,149	(19,295)

Net loss	$(1,106)	$(7,062)	$(4,097)	$(30,090)

Net loss per share – basic and diluted	$(0.01)	$(0.06)	$(0.03)	$(0.26)

Shares used in per share calculation – basic and diluted	118,832	115,501	117,706	114,913

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 28, 2004	March 30, 2003
Cash flows from operating activities:
Net loss	$(4,097)	$(30,090)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	15,550	20,227
Provision for doubtful accounts (reversal)	(200)	—
Deferred income taxes	—	(19,385)
Amortization of deferred stock compensation	931	3,336
Amortization of warrant-related costs	3,153	—
Restructuring charge	962	26,865
Changes in operating assets and liabilities:
Accounts receivable	(3,754)	32,694
Inventories	(5,516)	633
Prepaid expenses and other current assets, and Other assets	5,388	(6,785)
Accounts payable	3,540	(5,983)
Accrued compensation and benefits	(307)	(1,997)
Restructuring liabilities	(6,425)	(5,041)
Lease liability	(1,570)	(1,677)
Accrued warranty	(1,264)	1,118
Deferred revenue	6,395	6,723
Other accrued liabilities	(2,722)	(5,675)

Net cash provided by operating activities	10,064	14,963

Cash flows from investing activities:
Capital expenditures	(5,641)	(13,638)
Purchases of investments	(215,027)	(392,005)
Sales and maturities of investments	219,514	354,202

Net cash used in investing activities	(1,154)	(51,441)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,145	4,365

Net cash provided by financing activities	11,145	4,365

Net increase (decrease) in cash and cash equivalents	20,055	(32,113)
Cash and cash equivalents at beginning of period	44,340	71,830

Cash and cash equivalents at end of period	$64,395	$39,717

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Extreme Networks, Inc. (referred to as “Extreme Networks” and as “we”, “us”, and “our”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at June 29, 2003 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2003.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at March 28, 2004. The results of operations for the three and nine months ended March 28, 2004 are not necessarily indicative of the results that may be expected for fiscal 2004 or any future periods.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2004 presentation. Such reclassifications have not impacted previously reported revenue, operating loss or net loss. During fiscal 2003, net revenue from service fees increased to greater than 10% of total net revenues, requiring us to separately report product and service revenues. In connection with the revised presentation of service revenue and cost of service revenue, we reclassified $4.8 million and $15.4 million, respectively, of service expenses for the three and nine months ended March 30, 2003 that had previously been included in operating expenses.

Revenue Recognition

We derive the majority of our revenue from sales of our modular and stackable networking equipment, with the remaining revenue generated from service fees relating to the maintenance and training on our products. Our revenue recognition policy follows SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. We generally recognize product revenue from end-user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period in accordance with FASB Technical Bulletin 90.1. Maintenance contracts typically range from one to five years. When sales arrangements contain multiple elements such as hardware, maintenance and other services, we allocate revenue to each element based on the guidance provided by Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. We adopted EITF 00-21 prospectively and the adoption of EITF 00-21 did not have a material impact on our results of operations or financial position.

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

Inventories

Inventories consist of (in thousands):

	March 28, 2004	June 29, 2003
Raw materials	$1,947	$3,600
Finished goods	28,843	23,439

Total	30,790	27,039
Allowance for excess and obsolete inventory	(6,564)	(8,329)

Inventories, net	$24,226	$18,710

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

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Balance beginning of period	$8,739	$10,211	$10,200	$9,055
Warranties issued	3,945	3,990	8,573	12,695
Settlements made	(3,748)	(4,001)	(9,837)	(11,550)

Balance end of period	$8,936	$10,200	$8,936	$10,200

Deferred Support Revenue

We offer renewable support arrangements, including extended warranty contracts, to our customers that range generally from one to five years. The change in our deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Nine Months Ended
	March 28, 2004	March 30, 2003
Balance beginning of period	$44,223	$32,334
New support arrangements	37,810	31,945
Recognition of support revenue	(31,681)	(22,577)

Balance end of period	$50,352	$41,702

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

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Net loss – as reported	$(1,106)	$(7,062)	$(4,097)	$(30,090)
Add: APB 25 stock-based employee compensation expense, as reported	111	646	696	2,168
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(2,912)	(7,126)	(15,679)	(28,494)

Pro forma net loss	$(3,907)	$(13,542)	$(19,080)	$(56,416)

Basic and diluted net loss per share:
As reported	$(0.01)	$(0.06)	$(0.03)	$(0.26)

Pro forma	$(0.03)	$(0.12)	$(0.16)	$(0.49)

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

Recently Issued Accounting Standards

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity (“VIE”) should be included in the consolidated financial statements of the entity. For arrangements entered into after January 31, 2003, FIN 46 was effective immediately. For arrangements entered into prior to February 1, 2003, FIN 46 was scheduled to be effective at the end of the period ending after December 15, 2003. In December 2003, FIN 46 was revised to require application in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. For all other types of variable interest entities, application is required for periods ending after March 15, 2004. The adoption of the remaining provisions of FIN 46, as revised, in our third quarter of fiscal 2004 did not have a material impact on our results of operations or financial condition.

2. Commitments, Contingencies and Leases

Line of Credit

We have a revolving line of credit for $10.0 million with Silicon Valley Bank. Borrowings under this line of credit bear interest at the bank’s prime rate. As of March 28, 2004, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of March 28, 2004, we had letters of credit totaling $0.9 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of March 28, 2004. The line of credit expires on January 27, 2005.

Lease Liability

As part of our business relationship with MCMS, Inc. (“MCMS”), the predecessor-in-interest to Plexus Corp., we entered into a $9.0 million operating equipment lease for manufacturing equipment in September 2000 with a third-party financing company; we, in turn, subleased the equipment to MCMS. The equipment lease with the third-party financing company requires us to make monthly payments through September 2005 and to maintain certain specified financial covenants with which we were in compliance as of March 28, 2004. During the first quarter of fiscal 2002, due to the liquidity problems at MCMS and its voluntary filing for protection under Chapter 11, we recorded a charge of $9.0 million related to this lease. The liability, net of payments, related to this lease is included in lease liability on the condensed consolidated balance sheets.

Purchase Commitments

We currently have arrangements with one contract manufacturer and other suppliers for the manufacture of our products. Our arrangements allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by us. We are obligated to the purchase of long lead-time component inventory that our contract manufacturer procures in accordance with our forecast, unless we give notice of order cancellation outside of applicable component lead-times. As of March 28, 2004, we were committed to purchase approximately $24.7 million of such inventory during the fourth quarter of fiscal 2004.

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

Discovery is proceeding. As set forth above, we have denied Lucent’s allegations and intend to defend the action vigorously. We cannot be certain, however, that we will prevail in this litigation, which could have a material, adverse effect on our financial position, results of operations and cash flows in the future.

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

We have decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Extreme Networks Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Extreme Networks Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. If the settlement is not approved, we cannot be certain that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

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

3. Comprehensive Loss

Comprehensive loss was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Net loss	$(1,106)	$(7,062)	$(4,097)	$(30,090)
Other comprehensive income (loss):
Change in unrealized gain on investments:
Change in net unrealized gain on investments	(66)	234	(1,295)	1,431
Less: Net gain on investments realized and included in interest income	6	203	27	245

Change in unrealized gain on investments	(72)	31	(1,322)	1,186
Change in unrealized gain on derivatives	—	8	(1)	114
Foreign currency translation adjustments	20	324	476	303

Total comprehensive loss	$(1,158)	$(6,699)	$(4,944)	$(28,487)

4. Income Taxes

For the third quarter and first nine months of fiscal 2004, we recorded an income tax provision of $0.3 million and $1.1 million, respectively, as compared with an income tax benefit of $4.1 million and $19.3 million for the corresponding periods of fiscal 2003. For fiscal 2004, this income tax provision was recorded for taxes due on income generated in certain state and foreign tax jurisdictions. Income tax benefits have been recorded on the quarter and year-to-date fiscal 2004 pre-tax loss and we have provided a full valuation allowance against such benefits.

5. Net Loss Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options, warrants and convertible subordinated notes. Dilutive earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings (loss) per share calculation plus the dilutive effect, if any, of shares subject to repurchase, options, warrants and convertible subordinated notes. Diluted net loss per share was the same as basic net loss per share for the three and nine months ended March 28, 2004 and March 30, 2003 because we had net losses in those periods.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Net loss	$(1,106)	$(7,062)	$(4,097)	$(30,090)

Weighted-average shares of common stock outstanding	118,896	115,887	117,837	115,552
Less: Weighted-average shares subject to repurchase	(64)	(386)	(131)	(639)

Weighted-average shares used in per share calculation — basic and diluted	118,832	115,501	117,706	114,913

Net loss per share – basic and diluted	$(0.01)	$(0.06)	$(0.03)	$(0.26)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Stock options outstanding	2,920	1,116	2,547	1,587
Unvested common stock subject to repurchase	64	386	131	639
Warrants outstanding	2,459	—	1,392	—
Convertible subordinated notes	9,542	9,542	9,542	9,542

Total potential shares of common stock excluded from the computation of diluted earnings per share	14,985	11,044	13,612	11,768

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

During the nine months ended March 30, 2003, we recorded a restructuring charge of $14.2 million. The restructuring charge included excess facilities charges of $9.6 million, severance charges of $2.7 million and asset impairments of $1.9 million. The excess facilities charge represents an increase to the charge recognized during the third quarter of fiscal 2002. Because the commercial real estate market continued to deteriorate since we took the initial charge in the third quarter of fiscal 2002, we were required to increase our reserves to take into account the unfavorable difference between lease obligation payments and projected sublease receipts. The severance charges were related to a reduction in total staff of approximately 100 people, or 10% of the total workforce, across all departments. The asset impairment charge relates to the write-off of leasehold improvements and office furniture related to excess facilities. As a result of these charges, our expense levels will be lowered in future quarters.

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

Restructuring liabilities consist of (in thousands):

	Purchase of Leased Properties	Excess Facilities	Asset Impairments	Severance	Total
Charge in third quarter of fiscal 2002	$39,000	$25,432	$9,138	$—	$73,570

Write-offs	—	—	(9,138)	—	(9,138)
Cash payments	(39,000)	(2,011)	—	—	(41,011)

Balance at June 30, 2002	—	23,421	—	—	23,421
Charge in second quarter of fiscal 2003	—	9,576	1,893	2,718	14,187
Charge in fourth quarter of fiscal 2003	—	—	—	1,752	1,752
Write-offs	—	—	(1,893)	—	(1,893)
Cash payments	—	(6,579)	—	(2,718)	(9,297)

Balance at June 29, 2003	—	26,418	—	1,752	28,170
Charge in first quarter of fiscal 2004	—	876	122	(36)	962
Write-offs	—	—	(122)	—	(122)
Cash payments	—	(4,806)	—	(1,619)	(6,425)

Balance at March 28, 2004	—	22,488	—	97	22,585
Less: current portion	—	5,103	—	97	5,200

Restructuring liabilities at March 28, 2004, less current portion	$—	$17,385	$—	$—	$17,385

7. Stock Option Exchange Program

On March 25, 2003, we filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission related to a voluntary stock option exchange program for our employees. Our executive officers, directors and sales executives who report directly to the Vice President, Worldwide Sales were not eligible to participate in this program. Under the program, eligible employees were given the opportunity to voluntarily cancel unexercised vested and unvested stock options previously granted to them that had an exercise price greater than $12.00. For each option for five shares tendered for cancellation, a new option for three shares was granted to employees who elected to participate in the option exchange program. In order to receive new stock options, an employee must have been employed by us or by one of our subsidiaries on October 23, 2003 when the replacement options were granted. Participants who elected to exchange any options were required to exchange all eligible options and were also required to exchange any other options granted to him or her in the previous six months. The replacement stock options vested 25% on October 23, 2003 and the remaining 75% of the replacement stock options vest monthly over 24 to 36 months based on the employee’s hire date. Options for approximately 11.0 million shares of common stock held by 570 employees were eligible for exchange under the program. Options for approximately 9.3 million shares of common stock held by 435 employees were accepted for exchange under this program and, accordingly, were canceled on April 22, 2003. Replacement options for approximately 5.1 million shares of common stock were issued on October 23,2003 at an exercise price of $7.07 per share, which was the fair market value of our common stock on October 23, 2003. The stock option exchange program did not result in any stock compensation expense or variable accounting for replacement awards.

8. Alliance with Avaya Inc.

On October 30, 2003, Extreme Networks and Avaya Inc. entered into a strategic alliance to jointly develop and market converged communications solutions, by executing a joint development agreement, and a distribution agreement under which Avaya is entitled to resell Extreme Networks products. Extreme issued to Avaya a warrant with a ten-year expiration period to purchase up to 2.6 million shares of Extreme Networks common stock at a price of $0.01 per share, with Avaya having the right to exercise the warrant with respect to one third of such shares 90 days after the date of the agreements, and the remaining shares become exercisable based upon the completion of certain milestones by Avaya. Even if the milestones are not completed, however, the warrant will become fully exercisable for all shares 90 days prior to the expiration of the warrant. Avaya exercised the warrant with respect to one third of the shares subject to the warrant on March 17, 2004 and, accordingly, approximately 859,000 shares of our common stock were issued to Avaya on that date.

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

The values assigned to the respective agreements will be amortized over a three-year period as the agreements span a three-year period. Management believes that it would not be prudent to assume there would be any benefit beyond the three-year period due to the nature of the industry it operates in. The amortization of the warrant cost related to the joint development agreement charged as research and development expense was $1.5 million and $2.5 million, respectively, in the three and nine month periods ending March 28, 2004. The amortization related to the distribution agreement included as contra-revenue in product net revenue was $0.4 million in the third quarter of fiscal 2004 and $0.7 million in the nine months ended March 28, 2004.

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

Revenue Recognition

We derive the majority of our revenue from sales of our modular and stackable networking equipment, with the remaining revenue generated from service fees relating to the maintenance and training on our products. Our revenue recognition policy follows SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. We generally recognize product revenue from our end-user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period in accordance with FASB Technical Bulletin 90.1. Maintenance contracts typically range from one to five years. When sales arrangements contain multiple elements such as hardware, maintenance and other services, we allocate revenue to each element based on the guidance provided by Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. We adopted EITF 00-21 prospectively and the adoption of EITF 00-21 did not have a material impact on our results of operations or financial position.

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

We provide an allowance for sales returns based on our historical returns, analysis of credit memo data and our return policies. The allowance is charged to net revenues in the accompanying condensed unaudited consolidated statements of operations. If the historical data we use to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates are revised, thus resulting in an impact on future net revenues. We estimate and adjust this allowance at each balance sheet date.

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

The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain. Our net losses in recent periods represented sufficient negative evidence to require a full valuation allowance against our net deferred tax assets under SFAS 109. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

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

Results of Operations

Net revenues. Our product revenue is derived primarily from sales of our Summit, BlackDiamond and Alpine product families. Service revenue comprises fees for services relating to the maintenance of our products and, to a lesser extent, from providing training services. Maintenance billings are deferred and recognized ratably over the service period obligations, which typically range from one to five years. During fiscal 2003, revenue from service fees increased to greater than 10% of total net revenues, requiring us to separately report product and service revenues.

Product revenue decreased to $76.1 million for the third quarter of fiscal 2004 from $76.4 million for the third quarter of fiscal 2003, a decrease of $0.3 million. This slight decrease was primarily due to decreases of $6.0 million in our revenue in international markets, offset by an increase of $5.7 million in our revenue in the United States. Product revenue decreased to $224.3 million for the first nine months of fiscal 2004 from $248.1 million for the first nine months of fiscal 2003, a decrease of $23.8 million. This decrease was primarily due to decreases of $11.3 million, $9.1 million and $3.6 million in our business in the United States, Japan and Asia, respectively. The decreases in our revenue in the United States for the nine months ended March 28, 2004 was primarily due to weakness in demand in the U.S. enterprise networking market in the first two quarters of the current fiscal year. We are experiencing some erosion of average selling prices of our products due to a number of factors, including competitive pricing pressures, promotional pricing and rapid technological change. The Avaya warrant amortization included as contra-revenue in product net revenue was $0.4 million in the third quarter of fiscal 2004 and $0.7 million in the nine months ended March 29, 2004.

Service revenue increased to $12.8 million for the third quarter of fiscal 2004 from $8.9 million for the third quarter of fiscal 2003, an increase of $3.9 million. Service revenue increased to $35.4 million for the first nine months of fiscal 2004 from $27.9 million for the first nine months of fiscal 2003, an increase of $7.5 million. These increases were primarily due to increases in our installed base of equipment and renewal of our service contracts outstanding.

Sales of products and services outside the United States accounted for approximately 60% of our business in the first nine months of fiscal 2004 and fiscal 2003. We expect that export sales will continue to represent a significant portion of net revenues, although export sales may fluctuate as a percentage of net revenues. Substantially all sales transactions are denominated in United States dollars.

The world economy in general, and the United States economy in particular have experienced a prolonged downturn for information technology products which we believe has adversely affected demand for our products and has made it increasingly difficult to accurately forecast future production requirements. While we are seeing indications that the economic outlook is no longer deteriorating, we cannot predict the extent, timing or duration of any improvement in the economies where we sell our products. Further, we expect that our net revenues during fiscal 2004 will be significantly affected by the timing and success of the introduction of new products during the fiscal year.

No customer accounted for greater than 10% of our net revenues for the three and nine months ended March 28, 2004. Two distributors, Westcon Corp and Tech Data Corporation, accounted for 13% and 11%, respectively, of our net revenues and one reseller, Hitachi Cable Ltd., accounted for 10% of our net revenues for the three months ended March 30, 2003. Tech Data Corporation accounted for 12% of our net revenues for the nine months ended March 30, 2003. The level of sales to any customer may vary from period to period; however, we expect that sales to a few key customers will represent a high percentage of revenue for the foreseeable future.

Gross margin. Cost of product revenues includes costs of raw materials, direct labor, manufacturing overhead, amounts paid to third-party contract manufacturers and costs related to warranty. Product gross margin increased to 54.7% for the third quarter of fiscal 2004 from 45.9% for the third quarter of fiscal 2003. Product gross margin increased to 54.5% for the first nine months of fiscal 2004 from 47.7% for the first nine months of fiscal 2003. The increase in product gross margin was primarily due to lower per-unit product costs and the effect of our cost reduction programs including lower warranty costs and lower overhead costs. The lower per-unit product cost was achieved as a result of our consolidation of all manufacturing to one contract manufacturer.

During the first nine months of fiscal 2003, we experienced a higher than normal rate of product warranty expense due to problems with various component parts within our products and our election, in some cases, to address those problems by replacing such products with new rather than refurbished replacements. The lower warranty expense in the first nine months of fiscal 2004 was attributable to operational changes we implemented to reduce these expenses. The lower overhead costs were due to cost reduction plans we put in place beginning in the first quarter of 2003.

We expect to realize lower per-unit product costs from our contract manufacturer as a result of volume and improved efficiencies as production matures. However, we do not know if or when such per unit cost reductions will occur. The failure to obtain these cost reductions could have a material adverse effect upon our gross margin and operating results. We anticipate some of these ongoing cost improvements will be offset by higher per unit costs of products we are currently introducing which are incurring higher costs during the pre-production phase of their manufacturing cycle.

Our cost of service consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts.

Service gross margin increased to 29.9% for the third quarter of fiscal 2004 from a negative 12.7% for the third quarter of fiscal 2003. Service gross margin increased to 23.9% for the first nine months of fiscal 2004 from a negative 2.1% for the first nine months of fiscal 2003. Service gross margin for the three and nine months ended March 30, 2003 was negatively impacted by a number of programs that we implemented to improve service delivery productivity and to enhance customer satisfaction. These programs included expenses incurred to increase service revenue and reduce service infrastructure, including outsourcing certain service functions. The service margins in the three and nine months ended March 28, 2004 reflect the benefits we achieved from these programs.

Our gross margin is variable and dependent on many factors, some of which are outside of our control. Some of the primary factors affecting gross margin include demand for our products, changes in our pricing policies and those of our competitors, and the mix of products sold. Our gross margin may be adversely affected by increases in material or labor costs, increases in warranty expense or the cost of providing services under extended service contracts, heightened price competition and obsolescence charges. In addition, our gross margin may fluctuate due to the mix of distribution channels through which our products are sold, including the effects of our two-tier distribution model. Any significant decline in sales to our resellers, distributors or end-user customers, or the loss of any of our key resellers, distributors or end-user customers could have a material adverse effect on our business, operating results and financial condition. In addition, an increase in distribution channels generally makes it more difficult to forecast the mix of products sold and the timing of orders from our customers. New product introductions may result in excess or obsolete inventories, which may also reduce our gross margin. Furthermore, if we are not able to reduce product or related warranty costs in future quarters, gross margin would be adversely affected.

Sales and marketing expenses. Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses decreased to $23.3 million for the third quarter of fiscal 2004 from $25.0 million for the third quarter of fiscal 2003, a decrease of $1.7 million. This decrease was primarily due to reduced spending for advertising and marketing programs of $1.7 million, decreased depreciation expense of $0.3 million and decreased travel expenses of $0.3 million, offset by an increase of outside professional services of $0.5 million. Sales and marketing expenses decreased to $68.8 million for the first nine months of fiscal 2004 from $78.1 million for the first nine months of fiscal 2003, a decrease of $9.3 million. This decrease was primarily due to decreased payroll and related personnel expenses of $2.6 million, reduced spending for advertising and marketing programs of $3.4 million, decreased depreciation expense of $1.6 million, decreased travel expenses of $1.0 million and decreases in other expenses consistent with a lower level of sales, offset by an increase of outside professional services of $0.9 million. The decreases in payroll and related personnel expenses during the first nine months of fiscal 2004 resulted from the reductions in staff in the second and fourth quarters of fiscal 2003 and reductions in commissions earned due to reduced net revenues. The decrease in depreciation was due to the fixed asset write-offs recorded in the second quarter of fiscal 2003. The rate of future spending in our sales and marketing expenses will largely depend on the pace of recovery in the market for networking products.

Research and development expenses. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products. Research and development expenses increased to $15.0 million for the third quarter of fiscal 2004 from $13.7 million for the third quarter of fiscal 2003, an increase of $1.3 million. This increase was primarily due to amortization expense of $1.5 million related to the $17.9 million of the fair value of the warrant allocated to the joint development agreement with Avaya. Research and development expenses increased to $42.9 million for the first nine months of fiscal 2004 from $41.7 million for the first nine months of fiscal 2003, an increase of $1.2 million. This result was due to increased amortization expense of $2.5 million related to the joint development agreement with Avaya and increased fees for outside professional services of $0.7 million, offset by decreased payroll and related personnel expenses of approximately $1.4 million and decreased depreciation expense of $0.6 million. The decreases in payroll and related personnel expenses resulted from the reductions in staff in the second and fourth quarters of fiscal 2003 and the decrease in depreciation is due to the fixed asset write-offs recorded in the second quarter of fiscal 2003. We expense all research and development costs as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and as a result we expect these expenses will continue to be significant in future periods.

General and administrative expenses. General and administrative expenses consist principally of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased to $8.0 million for the third quarter of fiscal 2004 from $6.3 million for the third quarter of fiscal 2003, an increase of $1.7 million. General and administrative expenses increased to $22.9 million for the first nine months of fiscal 2004 from $20.0 million for the first nine months of fiscal 2003, an increase of $2.9 million. The increases in both periods were primarily due to increases in legal fees relating to litigation. The rate of future spending in our general and administrative expenses will largely depend on the pace of recovery in the market for networking products and upon the cost of outside services and professional fees, including legal fees relating to litigation.

Amortization of deferred stock compensation. Amortization of deferred stock compensation decreased to $0.2 million for the third quarter of fiscal 2004 from $1.0 million for the third quarter of fiscal 2003, a decrease of $0.8 million. Amortization of deferred stock compensation decreased to $0.9 million for the first nine months of fiscal 2004 from $3.3 million for the first nine months of fiscal 2003, a decrease of $2.4 million. Deferred stock compensation is amortized as charges to operations, using the graded vesting method, over the vesting periods of the individual stock options, generally four years. Upon termination of an employee, the amount of expense recognized under the graded vesting method that is in excess of the amount actually earned is reversed. We reversed $0.1 million and $0.6 million of excess compensation expense related to terminated employees for the third quarter of fiscal 2004 and fiscal 2003, respectively. We reversed $0.3 million and $2.0 million of excess compensation expense related to terminated employees for the first nine months of fiscal 2004 and fiscal 2003, respectively.

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

During the nine months ended March 30, 2003, we recorded a restructuring charge of $14.2 million. The restructuring charge included excess facilities charges of $9.6 million, severance charges of $2.7 million and asset impairments of $1.9 million. The excess facilities charge represents an increase to the charge recognized during the third quarter of fiscal 2002. Because the commercial real estate market continued to deteriorate since we took the initial charge in the third quarter of fiscal 2002, we were required to increase our reserves to take into account the unfavorable difference between lease obligation payments and projected sublease receipts. The severance charges were related to a reduction in total staff of approximately 100 people, or 10% of the total workforce, across all departments. The asset impairment charge relates to the write-off of leasehold improvements and office furniture related to excess facilities. As a result of these charges, our expense levels will be lowered in future quarters.

Property and equipment write-off. During the second quarter of fiscal 2003, we completed a property and equipment inventory in conjunction with the implementation of our new enterprise resource planning, or ERP, system. The property and equipment inventory resulted in the identification of $12.7 million of property and equipment that was written off during the second quarter of fiscal 2003. As a result of this charge, depreciation expense is lower in fiscal 2004 and is expected to continue to be lower in future quarters.

Other income, net. Other income, net decreased to $0.3 million for the third quarter of fiscal 2004 from $1.0 million for the third quarter of fiscal 2003, a decrease of $0.7 million. This decrease was primarily due to a decrease in interest income due to lower interest rates. Other income, net decreased to $2.7 million for the first nine months of fiscal 2004 from $2.9 million for the first nine months of fiscal 2003, a decrease of $0.2 million. This decrease was primarily due to a decrease in interest income of approximately $2.2 million due to lower interest rates offset by the settlement of litigation, net of related expenses, of $2.2 million.

Income taxes. For the third quarter and first nine months of fiscal 2004, we recorded an income tax provision of $0.3 million and $1.1 million, respectively as compared with an income tax benefit of $4.1 million and $19.3 million for the corresponding periods of fiscal 2003. For fiscal 2004, this income tax provision was recorded for taxes due on income generated in certain state and foreign tax jurisdictions. Income tax benefits have been recorded on the quarter and year-to-date fiscal 2004 pre-tax loss and we have provided a full valuation allowance against such benefits.

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

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities increased to $416.9 million at March 28, 2004 from $402.2 million at June 29, 2003, an increase of $14.7 million. This increase was primarily due to cash provided by operating activities of $10.1 million and proceeds from issuance of common stock of $11.1 million, partially offset by capital expenditures of $5.6 million.

We generated $10.1 million in cash from operations in the first nine months of fiscal 2004. Accounts receivable increased to $30.7 million at March 28, 2004 from $26.8 million at June 29, 2003. Days sales outstanding (“DSO”) in receivables increased to 32 days at March 28, 2004 from 28 days at June 29, 2003. The increases in our accounts receivable balance, as well as the increase in DSO, was primarily due to shipment linearity, with more of our sales occurring at the end of the quarter. Inventory levels increased to $24.2 million at March 28, 2004 from $18.7 million at June 29, 2003. We increased our new product inventory levels in the current quarter after experiencing some modest product constraints in recent quarters. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence caused by, among other things, declining demand, rapidly changing technology and customer requirements. Any significant increase in our inventory levels can be expected to reduce cash and cash equivalents, short-term investments and marketable securities.

We have a revolving line of credit for $10.0 million with Silicon Valley Bank. Borrowings under this line of credit bear interest at the bank’s prime rate. As of March 28, 2004, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of March 28, 2004, we had letters of credit totaling $0.9 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of March 28, 2004. The line of credit expires on January 27, 2005. It is our intention to renew this line of credit when it expires.

As part of our business relationship with MCMS, Inc. (“MCMS”), the predecessor-in-interest to Plexus Corp., we entered into a $9.0 million operating equipment lease for manufacturing equipment in September 2000 with a third-party financing company; we, in turn, loaned the equipment to MCMS. The equipment lease with the third-party financing company requires us to make monthly payments through September 2005 and to maintain certain specified financial covenants with which we were in compliance as of March 28, 2004. During the first quarter of fiscal 2002, due to the liquidity problems at MCMS and its voluntary filing for protection under Chapter 11, we recorded a charge of $9.0 million related to this lease. The liability, net of payments, related to this lease is included in lease liability on the condensed consolidated balance sheet.

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

The following summarizes our contractual obligations, including interest payments, at March 28, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, in thousands:

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	After Three Years
Contractual Obligations:
Convertible subordinated notes	$221,000	$7,000	$214,000	$—	$—
Inventory purchase commitments	24,682	24,682	—	—	—
Non-cancelable operating lease obligations	38,785	10,203	15,039	7,293	6,250

Total contractual cash obligations	$284,467	$41,885	$229,039	$7,293	$6,250

We did not have any material commitments for capital expenditures or other non-cancelable purchase commitments as of March 28, 2004. We did not have any off-balance sheet arrangements as of March 28, 2004.

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

On April 14, 2004, we announced that our senior vice president of Worldwide Sales was leaving Extreme Networks. Our Chief Executive Officer will be responsible for sales as we conduct an active and accelerated-replacement search. While we believe we have significantly strengthened our executive team overall, a recent high level of attrition in our sales organization, including the departure of the senior vice president, could adversely affect sales until a successor is retained.

Due to the foregoing factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.

Intense Competition in the Market for Networking Equipment Could Prevent Us from Increasing Revenue and Maintaining Profitability

The market for networking equipment is intensely competitive. Our principal competitors include Cisco Systems, Enterasys Networks, Foundry Networks, Inc., Nortel Networks and 3Com Corporation. In addition, a number of private companies and foreign competitors have announced plans for new products, or have introduced products, that may compete with our own products. Some of our current and potential competitors have superior market leverage, longer operating histories and substantially greater financial, technical, sales and marketing resources, in addition to wider name recognition and larger installed customer bases. Foreign competitors may have competitive advantages due to significantly lower costs or strong ties to customers in their home countries. These competitors may have developed, or may in the future develop, new competing products based on technologies that compete with our own products or render our products obsolete. Furthermore, a number of these competitors may merge or form strategic partnerships that enable them to offer or bring to market competitive products. Consolidation within our industry could lead to increased competition and could harm our operating results.

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

When Our Products Contain Undetected Software or Hardware Errors, We Incur Significant Unexpected Expenses and Could Lose Sales

Network products frequently contain undetected software or hardware errors when new products or new versions or updates of existing products are first released to the marketplace. In the past, we have experienced such errors in connection with new products and product upgrades. We have experienced component problems that caused us to incur higher than expected warranty and service costs and expenses and to take an accrual for anticipated expenses. Such expenses adversely affected our recent results. We have undertaken extensive efforts to address these issues, however until these programs are completed, these expenses are expected to exceed normal levels. In the future, we expect that, from time to time, such errors or component failures will be found in new or existing products after the commencement of commercial shipments including the components we incorporate in our products. These problems have adversely affected our business and may have a material adverse effect on our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems. Further, if products are not accepted by customers due to such defects, and such returns exceed the amount we accrued for defect returns based on our historical experience, our operating results would be adversely affected.

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

We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Grow Our International Sales Depends on Successfully Expanding Our International Operations

International sales constitute a significant portion of our net revenues. Our ability to grow will depend in part on the continued expansion of international sales. Sales to customers outside of the United States accounted for approximately 60% of our net revenues for the first nine months of fiscal 2004 and fiscal 2003. Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

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

We Expect the Average Selling Prices of Our Products to Decrease, Which May Reduce Gross Margin and/or Revenue

The network equipment industry has traditionally experienced a rapid erosion of average selling prices due to a number of factors, including competitive pricing pressures, promotional pricing and technological progress. In addition, companies have lowered their prices in order to liquidate excess inventory that has accumulated as a result of the economic slowdown. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, excess inventories, increased sales discounts and new product introductions by us or our competitors, including, for example, competitive products manufactured with low-cost merchant silicon. We may experience substantial decreases in future operating results due to the erosion of our average selling prices. Competitive pressures are expected to increase as a result of the industry slowdown that began in the first half of 2001, coupled with the downturn in the broader economy. To maintain our gross margin, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. Our failure to do so would likely cause our revenue and gross margins to decline, which could have a material adverse effect on our operating results and cause the price of our common stock to decline.

Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment

At March 28, 2004, two customers, Hitachi Cable Ltd. and NextCom K.K., accounted for 18% and 12%, respectively, of our accounts receivable balance. Some of our customers are forecasting that their revenue for the foreseeable future will generally be lower than originally anticipated. Some customers are experiencing, or are likely to experience, serious cash flow problems and, as a result, may find it increasingly difficult to obtain financing, if financing is available at all. If our customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment of, the amounts that they owe us. In particular, sales to the service provider market are especially volatile and continued declines or delays in sale orders from this market may harm our financial condition. Furthermore, they may not order as many products from us as originally forecast, or cancel orders with us entirely. The inability of some of our potential customers to pay us for our products may adversely affect our cash flow, the timing of our revenue recognition and the amount of revenue, which may cause our stock price to decline.

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

We Must Continue to Develop and Increase the Productivity of Our Indirect Distribution Channels to Increase Net Revenues and Improve Our Operating Results

Our distribution strategy focuses primarily on developing and increasing the productivity of our indirect distribution channels. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products may decrease and our operating results could suffer. Many of our resellers also sell products from other vendors that compete with our products. We cannot assure you that we will be able to enter into additional reseller and/or distribution agreements or that we will be able to successfully manage our product sales channels. Our failure to do any of these could limit our ability to grow or sustain revenue. In addition, our operating results will likely fluctuate significantly depending on the timing and amount of orders from our resellers. We cannot assure you that our resellers and/or distributors will continue to market or sell our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support.

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

If a Key Reseller, Distributor, or Other Significant Customer Cancels or Delays a Large Purchase, Our Net Revenues May Decline and the Price of Our Stock May Fall

To date, a limited number of resellers, distributors and other customers have accounted for a significant portion of our revenue. While no customer has accounted for 10% or more of revenue in the current fiscal quarter and year to date period, sales to Westcon Corp, Tech Data Corporation, and Hitachi Cable Ltd, represent a high percentage of our sales and these customers have individually accounted for 10% or more of revenue in prior periods. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected.

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

We Purchase Several Key Components for Products From Single or Limited Sources and Could Lose Sales if These Suppliers Fail to Meet Our Needs

We currently purchase several key components used in the manufacture of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. Certain components such as capacitors, static random access memory, or SRAM, dynamic random access memory, or DRAM, and printed circuit boards are not currently, but have been, and may in the future be, in short supply. We have in the past encountered, and are likely in the future to encounter, shortages and delays in obtaining these or other components, and this could have a material adverse effect on our ability to meet customer orders. Our principal sole-source components include:

•	ASICs;

•	microprocessors;

•	programmable integrated circuits;

•	selected other integrated circuits;

•	custom power supplies; and

•	custom-tooled sheet metal.

Our principal limited-source components include:

•	flash memories;

•	DRAMs and SRAMs; and

•	printed circuit boards.

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

We rely on independent contractors to manufacture our products. We do not have long-term contracts with any of these manufacturers. We currently utilize one company for the manufacture of our products – Flextronics International, Ltd., located in San Jose, California and Guadalajara, Mexico. We have experienced delays in product shipments from contract manufacturers in the past, which in turn delayed product shipments to our customers. These or similar problems may arise in the future, such as products of inferior quality, insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results.

We do not know whether we will effectively manage our contract manufacturer or that this manufacturer will meet our future requirements for timely delivery of products of sufficient quality and quantity. We intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturer. The inability of our contract manufacturer to provide us with adequate supplies of high-quality products may cause a delay in our ability to fulfill orders and may have a material adverse effect on our business, operating results and financial condition.

As part of our cost-reduction efforts, we will need to realize lower per unit product costs from our contract manufacturer by means of volume efficiencies and the utilization of manufacturing sites in lower-cost geographies. However, we cannot be certain when or if such price reductions will occur. The failure to obtain such price reductions would adversely affect our gross margins and operating results.

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

We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales, marketing and service, finance and operations personnel. The market for these personnel is competitive, especially in the San Francisco Bay Area, and we have had difficulty in hiring employees, particularly engineers, in the timeframe we desire. In addition, retention has become more difficult for us and other public technology companies as a result of the stock market decline, which caused the price of many of our employees’ stock options to be above the current market price of our stock and we have recently experienced a high level of attrition, particularly in our sales personnel, including our senior vice president of Worldwide Sales and others. There can be no assurance that we will be successful in attracting and retaining our key personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring desired personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as new product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. We have from time to time been involved in claims like this with other companies and, although to date they have not resulted in material litigation, we do not know whether we will be involved in additional claims in the future as we seek to hire and retain qualified personnel or that such claims will not result in material litigation. We could incur substantial costs in litigating any such claims, regardless of the merits.

Failure of Our Products to Comply With Evolving Industry Standards and Complex Government Regulations May Cause Our Products to Not Be Widely Accepted, Which May Prevent Us From Growing Our Net Revenues or Achieving Profitability

The market for network equipment products is characterized by the need to support industry standards as different standards emerge, evolve and achieve acceptance. We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards. In the past, we have introduced new products that were not compatible with certain technological standards, and in the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Our products must comply with various United States federal government regulations and standards defined by agencies such as the Federal Communications Commission, in addition to standards established by governmental authorities in various foreign countries and recommendations of the International Telecommunication Union. If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates we will not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our net revenues or achieving profitability.

Failure to Successfully Expand Our Sales and Support Teams or Educate Them In Regard to Technologies and Our Product Families May Harm Our Operating Results

The sale of our products and services requires a concerted effort that is frequently targeted at several levels within a prospective customer’s organization. We may not be able to increase net revenues unless we expand our sales and support teams in order to address all of the customer requirements necessary to sell our products.

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

We May Need Additional Capital to Fund Our Future Operations and, If It Is Not Available When Needed, We May Need to Reduce Our Planned Development and Marketing Efforts, Which May Reduce Our Net Revenues and Prevent Us From Achieving Profitability

We believe that our existing working capital and cash available from credit facilities and future operations, will enable us to meet our working capital requirements for at least the next 12 months. However, if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we may need additional capital. The development and marketing of new products and the expansion of reseller and distribution channels and associated support personnel requires a significant commitment of resources. In addition, if the markets for our products develop more slowly than anticipated, or if we fail to establish significant market share and achieve sufficient net revenues, we may continue to consume significant amounts of capital. As a result, we could be required to raise additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution of the shares held by existing stockholders. If additional funds are raised through the issuance of debt securities, such securities may provide the holders certain rights, preferences, and privileges senior to those of common stockholders, and the terms of such debt could impose restrictions on our operations. We cannot assure you that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

We Have Substantial Debt Obligations

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 28, 2004. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
Included in cash and cash equivalents	$9,319			$9,319	$9,319
Weighted average interest rate	0.92%
Included in short-term investments	$29,097	$86,825		$115,922	$115,922
Weighted average interest rate	1.40%	2.77%
Included in marketable securities	$3,421		$233,140	$236,561	$236,561
Weighted average interest rate	2.10%		2.37%
Long-term debt			$200,000	$200,000	$181,900
Average fixed rate			3.50%

Exchange Rate Sensitivity

Currently, all of our sales and the majority of our expenses are denominated in United States dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the first nine months of fiscal 2004 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant, in part because of our foreign exchange risk management process discussed below.

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). At March 28, 2004, these forward foreign currency contracts had a notional principal amount of $5.1 million (fair value of $500). These contracts have maturities of less than 60 days.

Additionally, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British

Pound. These derivatives are not designated as hedges under SFAS 133. At March 28, 2004, we held foreign currency forward contracts with a notional principal amount of $1.2 million (fair value of $149,000). These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction losses from operations, including the impact of hedging, were not significant for the third quarter of fiscal 2004. Foreign currency transaction gains from operations, including the impact of hedging, were $0.2 million for the third quarter of fiscal 2003. Foreign currency transaction losses from operations, including the impact of hedging, were $(0.1) million for the first nine months of fiscal 2004. Foreign currency transaction gains from operations, including the impact of hedging, were $0.2 million for the first nine months of fiscal 2003.

Investments in Equity Securities

We have historically made investments in several privately held companies. These nonmarketable investments are accounted for under the cost method, as ownership is less than 20 percent and we do not have the ability to exercise significant influence over the operating, financing and investing activities of the investee companies. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. It is possible that we could lose our entire initial investment in these companies. As a part of management’s process of regularly reviewing these investments for impairment, we recorded write-downs of $0.2 million and $9.7 million on certain investments, which were determined to be other than temporarily impaired in fiscal 2003 and fiscal 2002, respectively. At March 28, 2004, the carrying value of our remaining investments was zero.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities – None

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders – None

Item 5. Other Information – None

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

		INCORPORATED BY REFERENCE			Filed Herewith
		Form	Filing Date	Number
31.1	Section 302 Certification of Gordon L. Stitt as Chief Executive Officer				X

31.2	Section 302 Certification of William R. Slakey as Chief Financial Officer				X

32.1	Section 906 Certification of Gordon L. Stitt as Chief Executive Officer				X

32.2	Section 906 Certification of William R. Slakey as Chief Financial Officer				X

b)	Reports on Form 8-K

Extreme Networks filed or furnished the following reports on Form 8-K during the third quarter of fiscal 2004:

DATE OF REPORT:	ITEM(S):	DESCRIPTION:
January 15, 2004	7 & 12	Extreme Networks announced financial results for its second quarter ended December 28, 2003 and included the press release and transcript of the conference call relating thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC.
(Registrant)

/S/ WILLIAM R. SLAKEY
WILLIAM R. SLAKEY
Chief Financial Officer

May 12, 2004

EXHIBIT INDEX

		INCORPORATED BY REFERENCE			Filed Herewith
		Form	Filing Date	Number
31.1	Section 302 Certification of Gordon L. Stitt as Chief Executive Officer				X

31.2	Section 302 Certification of William R. Slakey as Chief Financial Officer				X

32.1	Section 906 Certification of Gordon L. Stitt as Chief Executive Officer				X

32.2	Section 906 Certification of William R. Slakey as Chief Financial Officer				X