Form 10-K
period 2004-06-27
EXTREME NETWORKS INC
filed 2004-09-03
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $854,988,624 as of December 26, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the closing price on The Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

120,766,498 shares of the Registrant’s Common stock, $.001 par value, were outstanding August 10, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the Registrant’s Definitive Proxy Statement to be issued in conjunction with the Registrant’s 2004 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended June 27, 2004.

EXTREME NETWORKS, INC.

FORM 10-K

PART I

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations for the first quarter of fiscal 2005, our expectations regarding results of operations, our ability to expand our market penetration, our ability to expand our distribution channels, customer acceptance of our products, our ability to meet the expectations of our customers, product demand and revenue, cash flows, product gross margins, our expectations to continue to develop new products and enhance existing products, our expectations to reduce warranty expenses as a percentage of revenue, our expectations regarding the amount of our research and development expenses, our expectations relating to our selling, general and administrative expenses, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expectations concerning the availability of products from suppliers and contract manufacturers, anticipated product costs and sales prices, our expected effective income tax rate, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding the rationalization of our workforce and facilities, and our expectations regarding materials and inventory management. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the section entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-K and other filings we have made with the Securities and Exchange Commission. More information about potential factors that could affect our business and financial results is set forth under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1. Business

Overview

Extreme Networks, Inc., together with its subsidiaries, (collectively referred to as Extreme or the Company and as we, us and our) is a leading provider of network infrastructure equipment for corporate, government, education and health care enterprises and metropolitan telecommunications service providers. We were established in 1996 to address the issues caused by slow and expensive legacy networks. We endeavored to change the industry by replacing complex software-based routers with simple, fast, highly intelligent, hardware-based network switches. The broad acceptance of this innovative, simplified approach to networking has enabled us to become an industry leader. Our ultimate goal is to realize our technology vision of Ethernet Everywhere – a unifying network strategy that uses proven Ethernet technology to simplify each element of the network. We believe our Ethernet Everywhere vision is the foundation for a future of easily deployable, highly scalable, comprehensively managed, ubiquitous bandwidth for networks, applications and users.

Our family of switching products provides significant performance improvements compared to legacy network infrastructures, while enabling greater flexibility and scalability, ease-of-use and a lower cost of ownership.

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

Industry Background

Businesses, governments, educational institutions, health care enterprises and other organizations have become highly dependent on their internal networks and the Internet as their central communications infrastructure for providing connectivity for both internal and external communications. New computing applications, such as ERP or CRM, large enterprise data warehouses and sophisticated online transaction and other e-business applications, as well as the increased use of traditional applications such as e-mail and streaming media, require the support of significant information technology resources. The emergence of the desktop Internet browser as a standard user interface as well as the Internet Protocol, or IP, as a common, enabling network technology has enabled bandwidth-intensive applications that integrate voice, video and data over TCP/IP to be deployed extensively throughout organizations. The steady rise in application sophistication and the associated bandwidth load demands a fast, flexible and scalable network infrastructure.

Networking environments can be segmented into local area networks, or LANs, wide area networks, or WANs, and metropolitan area networks, or Metros.

LANs. LANs are traditional networks designed for connecting users to many types of application servers, which may be held locally or remotely through either private WANs or through such systems as the Internet. The LAN consists of servers, clients, a network operating system and a communications link to connect the LAN to other networks and to the Internet. The LAN market in which Extreme participates consists primarily of large and medium-sized enterprise customers.

WANs. WANs are communication networks that span across large geographic areas, such as counties, states or countries.

The addition of WAN support to ASIC-based or merchant silicon-based network switches permits encapsulated Ethernet services to reach customers where integration with existing Synchronous Optical Network/Synchronous Digital Hierarchy, or SONET/SDH, infrastructure is required.

The WAN market includes both incumbent local exchange carriers, or ILECs, and competitive local exchange carriers, or CLECs, multiple tenant/dwelling unit service providers, or MTUs, and Internet service providers, or ISPs, as primary customers, though an enterprise may also utilize a private WAN by using dark fiber, or unused fiber-optic cable, to connect their private LANs together.

Metros. Metros are networks that link mid-sized geographic areas such as a city or an entire metropolitan area.

Due to wide and steady deployment of increasingly scalable Ethernet technology, LAN traffic has achieved geometric growth in the aggregate amounts of data traffic delivered over networks and bandwidth rates, now delivered at Gigabit and 10 Gigabit speeds. Available bandwidth in WANs has also grown, as infrastructures are built out to accommodate the very rapid annual growth in Internet traffic. The Metro network has emerged as the key link between the LAN and the WAN.

In recent years, the Metro network has become a critical and dynamically evolving arena within the overall IP network infrastructure landscape. In addition to steadily rising traffic load, the underlying network technologies, architectures and protocols are experiencing incremental change. The competitive landscape for Metro service providers is shifting, with an influx of new carriers who do not necessarily depend upon legacy network transmission technologies such as SONET/SDH to deliver frame relay or ATM subscriber services.

The Metro market includes both ILECs and CLECs as well as alternative metropolitan service providers like utility companies, railroads and municipalities that provide Metro network services to connect multiple facilities. For example, a local government might build a Metro network to interconnect agencies, such as city hall, fire departments, road and vehicle maintenance facilities, hospitals and emergency centers, social services and public libraries. The same technologies and network architectures associated with Metros are becoming popular within large and very large corporate enterprises, which can utilize private Metros, by lighting “dark” fiber optic cabling, to create a “super campus” network, connecting facilities spread over a city-size area.

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

Network size. Network size refers to the number of users and servers or end points that are connected to a network. Today’s networks must be capable of reliably connecting tens of thousands of users and servers while providing high performance connectivity which results in maximum availability for both networked applications and services.

Quality of Service. Quality of Service refers to the ability to control the forwarding of traffic based upon its level of importance. Mission-critical enterprise applications, such as Voice-over-Internet Protocol, or VoIP, require specific performance minimums, while traffic such as general e-mail and Internet surfing may not be as critical. In addition to basic prioritization of traffic according to importance, enhanced Quality of Service also allocates bandwidth to specific applications based on a manager-defined policy.

Opportunity for Next Generation Switching Solutions

Several technology trends have enabled a new generation of networking equipment that can meet the four scalability dimensions required by today’s enterprises and service providers and the bandwidth-intensive, mission-critical applications on which they depend.

While many different network transmission technologies such as FDDI, Token Ring and ATM have been deployed in the LAN environment over the past 25 years, Ethernet has become the overwhelmingly dominant LAN technology. According to the Dell’Oro Group, an independent research organization, Ethernet is the technology used in over 99% of the LAN market in 2003 and over 1.1 billion ports were shipped over the preceding ten-year period. Ethernet was evolved from its original 10 Mbps form in continual and significant improvements, from 100 Mbps Fast Ethernet, to 1,000 Mbps, or “Gigabit” Ethernet to 10,000 Mbps or 10 Gigabit Ethernet, which became available during 2002. Today, Ethernet is moving beyond the LAN; Gigabit Ethernet and 10 Gigabit Ethernet technologies represent a viable, high-capacity transport technology option for Metro backbones based on IP, enabling broadband connections to be aggregated for transport across the core of the Metro.

With the widespread adoption of Ethernet and IP, the need to support a multi-transport, multi-protocol environment is diminishing. As a result, simplified routing functionality can be embedded in fast, inexpensive chipsets to replace complex software/CPU designs used in conventional multi-protocol routers. The resulting device, called a Layer 3 switch, functions as a less expensive and significantly faster hardware-based router.

Layer 3 switches operate at multi-gigabit speeds and can support large networks. While Layer 3 switching dramatically increases network performance, many products fail to realize the potential of this technology as a result of inconsistent hardware, software and management architectures.

Customers require a Quality of Service solution that supports both industry-standard bandwidth prioritization and manager-defined Quality of Service that maps business processes and policies to network performance. In addition, to simplify the network, customers need a family of interoperable devices that utilize a consistent hardware, software and management architecture.

The Extreme Networks Solution

We provide Ethernet networking solutions that meet the requirements of today’s enterprises and service providers by providing increased performance, scalability, policy-based Quality of Service, simplicity of use and lower cost of ownership. Our products share a common hardware, software and network management architecture, are based on industry-standard routing and network management protocols and offer advanced policy-based Quality of Service features. Our switches can be managed from any browser-equipped computer or the Telnet applet supported in almost all operating systems. The Telnet applet allows access to the Command Line Interface, or CLI, which a system administrator may prefer to use.

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

Ease-of-use and implementation. Our products are designed to make networks easy to manage and administer, thereby reducing the overall cost of network ownership. Through the use of a standards-based design approach, our products can be readily integrated into existing networks. Customers can usually upgrade to our products without the need for additional training. Moreover, our ExtremeWare® operating system software simplifies network management with a consistent, robust interface available in all product families.

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

The Extreme Networks Strategy

Our goal is to be the provider of the most innovative and effective network solutions that create an improved applications and services infrastructure for enterprises and service providers. We seek to provide our customers with a best-of-breed alternative to single-sourced, highly proprietary networking equipment from larger competitors.

Key elements of our strategy include:

Provide simple, easy-to-use, high-performance, cost-effective switching solutions. We offer customers easy to use, powerful, cost-effective switching solutions that meet the specific demands of enterprises, and service and content providers. Our products provide customers with scalability from 10 Mbps Ethernet to 10 Gigabit Ethernet combined with the wire-speed, non-blocked routing of ASIC-based or merchant silicon-based Layer 3 switching. We intend to capitalize on our expertise in Ethernet, IP and hardware-based switching technologies to continuously develop new products that will meet the future requirements of a broad range of customers.

Expand market penetration. We continue to market our products to new customers in multiple market segments. The majority of our business is with enterprise customers, including those in government, education and the health care sectors, in addition to middle to large commercial enterprises. Extreme has consistently focused on these markets since early in our history. Additionally, we aim to leverage our technology development, service and support and business infrastructure resources to address the metropolitan Ethernet market. These customers include ISPs, content providers and Metro service providers. While currently most of our service provider and Metro-related business is generated outside of the United States, we believe there is a long-term growth opportunity in the metropolitan Ethernet market on a worldwide basis. Once customers deploy our products they obtain the increased benefits of our solution by simplifying their networks, extending policy-based Quality of Service and reducing costs of ownership, while increasing performance.

Extend switching technology leadership. Our technological leadership is based on proprietary technology embedded in our chipsets, the ExtremeWare® operating system and network management and software. We intend to invest our engineering resources in chipsets, software and other development areas to create leading-edge technologies that will increase the performance and functionality of our products. We also intend to maintain our active role in industry standards committees such as the Institute for Electrical and Electronics Engineers, or IEEE, and the Internet Engineering Task Force, or IETF.

Leverage and expand multiple distribution channels. We distribute our products through select distributors and a large number of resellers. To quickly reach a broad, worldwide audience, we have more than 300 resellers in approximately 50 countries, including regional networking system resellers, network integrators and wholesale distributors. We maintain a field sales force to support our resellers and to sell directly to a small number of select strategic accounts. We are continually developing and refining our two-tier distribution channel strategy.

Provide high-quality customer service and support. We seek to enhance customer satisfaction and build customer loyalty through high-quality service and support. This includes a wide range of standard support programs that provide the level of service our customers require, from standard business hours to global 24-hour-a-day, 365-day-a-year real-time response support. We intend to continue to enhance the ease of use of our products, and to invest in additional support services by increasing staff and adding new support programs for our distributors and resellers. We are committed to providing customer-driven product functionality through feedback from key prospects, consultants, channel partners and end-user customers.

Products

We deliver effective applications and services infrastructure for enterprises and service providers based on award-winning technology that combines simplicity, high performance, intelligence and a low cost of ownership. Our Layer 3 Summit, BlackDiamond and Alpine products share the same common hardware and operating system, enabling businesses to build a network infrastructure that is simple, easy to manage and scalable to meet the demands of future growth.

Our award-winning 2nd Generation Inferno ASIC and 3rd Generation Triumph chipsets are incorporated in all i-series products, including the BlackDiamond and Alpine. Inferno provides the core technology for high-end Summit switches.

During the past fiscal year, three leading edge products were introduced by Extreme Networks: the Summit 300-48/Altitude 300, the Summit 400 series and the BlackDiamond 10K series, including our 4th generation 4GNSS chipset. Additionally, we rolled out our revolutionary new Network Platform, ExtremeWare® XOS, in conjunction with the BlackDiamond 10K introduction.

Our principal hardware and software products are as follows:

Products	Configuration/Description
Summit Stackable Product Family

Summit1i	6 100/1000 BaseT Ethernet ports and 2 1000BaseX Gigabit Ethernet ports

Summit5i	12 100/1000 BaseT Ethernet ports and 4 1000BaseX Gigabit Ethernet ports

Summit7i	28 100/1000 BaseT Ethernet ports and 4 1000BaseX Gigabit Ethernet ports

Summit48si	48 10/100 Mbps Ethernet ports and 2 Gigabit Ethernet ports

Summit 300	48 10/100 Mbps Ethernet ports, supporting Power over Ethernet, or PoE, and wireless functionality and 4 Gigabit Ethernet ports

Summit 200	24 or 48 10/100 Mbps Ethernet ports and 2 Gigabit Ethernet ports

Summit 400	48 10/100/1000 BaseT Ethernet ports, 4 Gigabit Ethernet 1000BaseX ports and an optional 2-port 10 Gigabit Ethernet Module

BlackDiamond Modular Chassis

BlackDiamond 6804	Up to 384 10/100 Mbps Ethernet ports, 96 Gigabit Ethernet ports, or four 10 Gigabit Ethernet ports in one chassis

6 slots to accommodate a variety of up to 4 connectivity modules and 2 management modules

Products	Configuration/Description
BlackDiamond 6808	Up to 672 10/100 Mbps Ethernet ports, 168 Gigabit Ethernet ports, or eight 10 Gigabit Ethernet ports in one chassis

10 slots to accommodate a variety of up to 8 connectivity modules and 2 management modules

BlackDiamond 6816	Up to 1,440 10/100 Mbps Ethernet ports, 360 Gigabit Ethernet ports, or sixteen 10 Gigabit Ethernet ports in one chassis

20 slots to accommodate a variety of up to 16 connectivity modules and 4 management modules

BlackDiamond 10808	480 Gigabit Ethernet ports, or 48 10 Gigabit Ethernet ports in one chassis

10 slots to accommodate a variety of up to 8 connectivity modules and 2 management modules

Alpine Modular Chassis

Alpine 3802	Up to 64 10/100 Mbps Ethernet ports or 20 Gigabit Ethernet ports in one chassis

3 slots to accommodate a variety of up to 2 connectivity modules and 1 WAN module.

Alpine 3804	Up to 128 10/100 Mbps Ethernet ports or 64 Gigabit Ethernet ports in one chassis

5 slots to accommodate a variety of up to 4 connectivity modules and 1 management module

Alpine 3808	Up to 256 10/100 Mbps Ethernet ports or 128 Gigabit Ethernet ports in one chassis

9 slots to accommodate a variety of up to 8 connectivity modules and 1 management module

Software

ExtremeWare®	An embedded switch operating system featuring standard protocols, web-based configuration and policy-based Quality of Service.

Summit Stackable Products

The Summit family of switches is designed to meet the demanding requirements of Enterprise and metropolitan-Ethernet-based applications. All Inferno-chipset-based Summit switches share a common switch architecture that provides scalability in four areas: speed, bandwidth, network size and policy-based Quality of Service. The Summit product family supports Gigabit and 10/100 Mbps aggregation for enterprise desktops and servers, large Internet data centers and broadband points of presence in Metros.

The Summit48si and the new Summit 200 series switches allow us to remain an industry leader in Layer 3 switching for the desktop. The Summit200-24 and Summit200-48 switches offer low entry costs for sophisticated Layer 2 and Layer 3 services, respectively, at the network edge. Additionally the Summit48si switch delivers an aggregation switching solution with physical and logical access, security and user mobility features at the edge.

Extreme recently introduced the Summit 400-48t, the first in a series of Summit 400 switches. Delivering the highest Gigabit Ethernet density in the industry and matching throughput performance, the Summit 400-48t (Summit 400) enables deployment of new intelligent services faster and more efficiently than ever before. The Summit 400 series is Extreme Networks’ latest addition to its Unified Access (UA) architecture for the enterprise edge. It enables users to avoid costly upgrades as they deploy gigabit to the edge and is the industry’s highest-performance, Layer 3, fixed-configuration switching platform with 101 Mbps throughput and 48 10/100/1000 ports. The new Extreme Networks offering is also the first and only switch on the market with optional 10 Gigabit Ethernet uplinks.

The Summit 300 provides a unique set of capabilities as Extreme’s first Unified Access Architecture product supporting both wired and wireless Ethernet connectivity. The Unified Access Architecture capabilities simplify the deployment of wireless by providing simple to install access points (Altitude 300) that are managed from a single point, reducing the cost of ownership and providing uniform approaches to security, authentication, Quality of Service and resiliency irrespective of the media connectivity type in use.

The Summit 300-48 and Altitude access points enable unified access for wired and wireless applications at the network edge with the seamless integration of 802.11 a/b/g type high performance wireless LAN connectivity, Power over Ethernet, and integrated Layer 3 routing intelligence. Unified Access Architecture is the industry’s most versatile solution for the integrated network edge where the network must progressively support an array of devices including IP phones, laptop and desktop PCs and emerging devices such as IP cameras. Using Unified Access-enabled switches (the Summit 300-48) and the Altitude 300 access points, enterprises can simplify the installation and secure the operation of wired and wireless applications within a single “unified” infrastructure.

Other members of the Summit product line address server-switching constraints by providing switched Fast Ethernet or Gigabit Ethernet ports and high speed Gigabit uplinks to servers, delivering required bandwidth between servers, and to clients on attached segments. In server farms and data centers, the Summit1i, Summit5i and Summit7i switches maximize server availability and performance by combining server load-balancing with wire-speed switching.

BlackDiamond 10808 (10K) Series

The BlackDiamond 10808, the first in the family of next-generation BlackDiamond 10K switches, represents the future of core Ethernet networking for both enterprises and metropolitan service providers. Based on Extreme Networks’ revolutionary 4th Generation Network Silicon System (4GNSS), the BlackDiamond 10K is the first product to deliver programmable T-Flex technology, which allows programmability of the chipset to allow changes in protocol support as new standards and protocols emerge.

BlackDiamond 6800 Series

The BlackDiamond 6800 series switch delivers carrier-class scalability, redundancy and high reliability for core switching in high-density Ethernet/IP enterprise and service provider networks. These modular switches include the fault-tolerant features associated with mission-critical enterprise-class Layer 3 core switching, including redundant system management and switch fabric modules, hot-swappable modules and chassis components, load-sharing power supplies and management modules, up to eight 10 Mbps, 100 Mbps or Gigabit aggregated links, dual software images and system configurations, spanning tree and multipath routing, and redundant router protocols for enhanced system and network reliability. The BlackDiamond switch can accommodate up to 16 I/O blades, including 10/100 Mbps, Gigabit and 10 Gigabit WAN interfaces.

The network core is the most critical point in the network, serving as the convergence point for the majority of network traffic, including desktop, aggregation and server traffic. Network core switching involves switching traffic from desktops, segments and servers within the network. Owing to the high-traffic nature of the network core, the critical elements in core switching include wire-speed Layer 3 switching and routing, scalability, non-blocking hardware architecture, fault-tolerant mission-critical features, redundancy, and link aggregation capabilities. The ability to support a variety of high-density port speeds and to accommodate an increasing number of high-capacity backbone connections is also important.

The BlackDiamond 6800 series switch is certified to be compliant with Network Equipment Building Systems, or NEBS Level 3, and offers an extensive range of modules, including legacy connections such as Packet-over-SONET, or PoS, OC-3 and OC-12, and Asynchronous Transfer Mode, or ATM, metropolitan connectivity through Multi-Protocol Label Switching, or MPLS, billing capabilities through Accounting and Routing Module, optical connectivity with Wave Division Multiplexing, or WDM, and industry-leading 10 Gigabit Ethernet connectivity.

This product line continues to be significantly enhanced through the addition of Extreme’s 3rd Generation technology, Triumph, which adds market leading density/performance characteristics and sophisticated ingress-based rate shaping as well as innovative streaming media replication. Triumph is fully hardware, or “backwards,” compatible with Extreme’s existing “Inferno” chipset that has been deployed in this platform for several years. This promotes excellent investment protection and continued low cost of ownership for the customer’s continued use of a single switching platform.

Alpine 3800 Series

The Alpine 3800 series switch provides a simple, resilient broadband infrastructure for Metros, ISPs and mid-range enterprise networks. The Alpine 3800 series provides total Ethernet coverage with support for both standard category 5 and fiber optic media as well as first mile technologies that extend the reach of Ethernet-over-VDSL and legacy WAN technologies.

The Alpine 3800 series switches can be configured to scale from 8 to 56 Ethernet-over-VDSL ports. Even higher density can be achieved with a combination of Ethernet-over-VDSL and traditional copper or fiber Ethernet ports. The FM-8Vi module provides Ethernet-over-VDSL at 10 Mbps full-duplex on each port, up to 2,500 feet.

This product line has been significantly enhanced through the addition of Extreme’s 3rd Generation technology, Triumph, which adds market leading density/performance characteristics and sophisticated ingress-based rate shaping commensurate with the Alpine’s positioning as a low cost high density edge device for both Metro and Enterprise deployment. Triumph is fully hardware, or “backwards,” compatible with Extreme’s existing “Inferno” chipset that has been deployed in this platform for several years. This promotes excellent investment protection and continued low cost of ownership. The Alpine switch can be an extension of Extreme’s Unified Access Architecture with a new 24 port module that delivers Power over Ethernet and management for integrated and secure wireless LAN connectivity.

ExtremeWare® Software

ExtremeWare® software is the embedded operating system software that is featured on all of our switches. It delivers the robust switching and routing protocol support, management, control and security needed on current enterprise and service provider networks. Its standards-based, multi-layer switching and policy-based Quality of Service give network managers the tools needed to optimize network capacity with consistent fault-tolerant behavior.

Extreme Networks recognized in early 2000 that a new software architecture would be needed as converged IP networks begin to drive more and more mission-critical traffic onto a single network infrastructure. Culminating more than 3 years of research and development efforts, ExtremeWare® XOS delivers revolutionary breakthroughs and industry leading capabilities that further the state-of-the-art in networking technology: Scalability, Resiliency, Security and Extensibility. ExtremeWare® XOS was made available to customers in December 2003. It provides a revolutionary software foundation that for the first time delivers adaptability, scalability and increased responsiveness for enterprise networks through its uniquely open, extensible architecture.

Sales, Marketing and Distribution

We conduct our sales and marketing activities on a worldwide basis through a two-tier distribution channel utilizing distributors, value-added resellers and our field sales organization. A majority of our sales are currently made to partners in our distributor and reseller channels. The first tier consists of a limited number of independent distributors that sell primarily to resellers and end-user customers. The second tier of the distribution channel is comprised of a large number of independent resellers that sell directly to end-user customers. In addition, Extreme utilizes its field sales organization to sell direct to end-user customers, including large global accounts.

Strategic Alliances. In November of this past fiscal year we entered into a mutual, non-exclusive, comprehensive strategic alliance with Avaya Inc. Avaya designs, builds and manages communications networks for more than one million businesses worldwide, including 90 percent of the Fortune 500. Focused on businesses large to small, Avaya is a world leader in secure and reliable IP telephony systems and communications software applications and services. Avaya and Extreme are jointly developing and marketing converged communications solutions as part of this multi-year, multimillion-dollar strategic alliance.

Avaya is also reselling Extreme Networks’ data networking products and will provide comprehensive planning, design, implementation and management services support through Avaya Global Services. Significant sales wins already garnered through this relationship include Radio Shack and Wynn Resorts.

Distributors. We have established several key relationships with leading distributors in the electronics and computer networking industries. We intend to maintain these relationships with distributors who may offer products or distribution channels that complement our own channels. Each of our distributors resells our products to reseller and end-user customers. The distributors enhance our ability to sell and provide support to end-user customers, especially global accounts, who may benefit from the broad service and product fulfillment capabilities offered by these distributors. No distributor or customer accounted for more than 10% of our net revenues in fiscal 2004. One distributor, Tech Data Corporation, accounted for 11% and 15% of our net revenues in fiscal 2003 and fiscal 2002, respectively. Distributors are generally given privileges to return a portion of inventory to us for the purpose of stock rotation and participate in various cooperative marketing programs to promote the sale of our products and services. We defer recognition of revenue on all sales to these distributors until the distributors sell the product, as evidenced by a monthly sales-out report that the distributors provide to us. (See “Revenue Recognition” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Value-Added Resellers, or VARs. We have entered into agreements to sell our products through more than 300 resellers in approximately 50 countries. Our value-added resellers include regional networking system resellers, resellers who focus on specific vertical markets, network integrators and wholesale distributors. We provide training and support to our resellers and our resellers generally provide the first level of support to end-users of our products. Our relationships with resellers are generally on a non-exclusive basis. Our resellers are not given privileges to return inventory and do not automatically participate in any cooperative marketing programs. We generally recognize product revenue from our reseller and end-user customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. When significant obligations or contingencies remain after products are delivered, such as installation or customer acceptance, revenue and related costs are deferred until such obligations or contingencies are satisfied. (See “Revenue Recognition” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Field sales. We have trained our field sales organization to support and develop leads for our value-added resellers and to establish and maintain a limited number of key accounts and strategic customers. To support these objectives, our field sales force:

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

As of June 27, 2004, our worldwide sales and marketing organization consisted of 328 individuals, including directors, managers, sales representatives, and technical and administrative support personnel. We have domestic sales offices located in 22 states and international sales offices located in 25 countries.

International sales

International sales are an important portion of our business. In fiscal 2004, sales to customers outside of the United States accounted for 61% of our consolidated net revenues, compared to 60% in fiscal 2003 and 67% in fiscal 2002. These sales are conducted primarily through foreign-based distributors and resellers managed by our worldwide sales organization, in addition to direct sales to end-user customers, including large global accounts. The primary markets for sales outside of the United States include the countries in Western Europe and Japan. Although not a significant component of total revenues to date, we have also achieved sales growth in the People’s Republic of China, countries throughout the Asia-Pacific region, South America, Canada and Mexico.

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

Backlog

Our products are often sold on the basis of standard purchase orders that are cancelable prior to shipment without significant penalties. In addition, purchase orders are subject to changes in quantities of products and delivery schedules in order to reflect changes in customer requirements and manufacturing capacity. Our business is characterized by seasonal variability in demand and short lead-time orders and delivery schedules. Actual shipments depend on the then-current capacity of our contract manufacturer and the availability of materials and components from our vendors. We believe that only a small portion of our order backlog is non-cancelable and that the dollar amount associated with the non-cancelable portion is immaterial. Accordingly, we do not believe that backlog at any given time is a meaningful indicator of future revenue.

Customer Support and Service

We offer modular and comprehensive extended warranty service contracts under our ExtremeWorks service solutions to help protect our customers’ network investments and support their business goals. The markets we address, including enterprises and service providers, all seek higher reliability and maximum uptime. Our goal is to serve as a knowledgeable and experienced service partner who can tailor service solutions to meet the specific business needs of our customers. For the provision of on-site hardware support to customers we have strategic partnerships in place with International Business Machines, Inc. and Equant N.V. Expenses related to these agreements are recorded in services cost of revenue on our consolidated statements of operations. We also maintain relationships with Flextronics International, Ltd. and Solectron Corporation for the handling of product returns and repairs covered by our warranty and service contracts in various locations worldwide. We provide our customers with our standard, limited hardware warranty, which is typically 12 months from the date of shipment to end-users and 14 months from the date of shipment to channel partners, and our 90-day software warranty. Warranty expenses related to these relationships are recorded in product cost of revenue on our consolidated statements of operations. Support contract expenses related to these relationships are recorded in services cost of revenue on our consolidated statements of operations.

Our service offerings are as follows:

•	ExtremeWorks Professional Services

•	ExtremeWorks and PartnerWorks Support Programs

•	ExtremeWorks Education

ExtremeWorks Professional Services. We specialize in providing solutions and consultative services to improve network productivity in all phases of the network lifecycle – planning, design, implementation, operation and optimization management. The professional services include customized and packaged consulting services that assist customers in meeting their objectives for applications support, uptime and cost control. Our network architects develop and execute customized hardware deployment plans to meet individualized network strategies. These activities include the management and coordination of the design and network configuration, resource planning, staging, logistics, migration and deployment. We also provide customized training and operational best practices documentation to assist customers in the transition and sustaining of their networks.

We offer our customers a variety of technical consulting services, including:

•	Analysis – detailed audit and analysis of customer networks

•	Policy-Based QoS – analysis and recommendation for deploying advanced traffic management and bandwidth prioritization features to match actual traffic patterns

•	Multicasting – strategy for deploying PIM-DM, PIM-SM, or DVMRP to best suit streaming media requirements

•	Voice over IP – strategy and recommendations to deploy voice-over-IP utilizing our technology

•	Wireless LAN – site surveys, WLAN design and implementation of Unified Access solutions

•	Load Balancing – design and implementation of our integrated load balancing features to help maximize server response while reducing equipment costs

•	Security – analysis of customer security needs and recommendations on how to implement advanced security features to meet those needs

•	Resident engineering services – dedicated on-site technical engineering resources providing high level staff expertise

ExtremeWorks and PartnerWorks Support Programs. Our support programs are designed to support a broad range of customer service requirements for our resale partners and direct customers. We meet the service requirements of our customers and channel partners through Technical Assistance Centers, or TACs, located in Santa Clara, California; Utrecht, Holland; Noida, India; and Tokyo, Japan. Our technical engineers assist in diagnosing and troubleshooting technical issues regarding customer networks. This is part of our effort to ensure maximum network uptime and performance. Regional systems engineers serve as on-site engineering resources to provide consultative support and advice for network operation on an as needed basis. Development engineers work with the TACs to resolve product functionality issues specific to each customer.

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

Manufacturing

We outsource the majority of our manufacturing and supply chain management operations as part of our strategy to maintain global manufacturing capabilities and to reduce our costs. We conduct quality assurance, manufacturing engineering, document control and test development at our main campus in Santa Clara, California. This approach enables us to reduce fixed costs and to flexibly respond to changes in market demand.

We have a strategic partnership with Flextronics International, Ltd. for the manufacture of our OEM products in San Jose, California and Guadalajara, Mexico. Flextronics’ manufacturing processes and procedures are ISO 9002 certified. Our commitment with Flextronics is formalized through a one-year contract. We design and develop the key components of our products, including ASICs and printed circuit boards. We determine the components that are incorporated in our products and select the appropriate suppliers of such components. Flextronics utilizes automated testing equipment to perform product testing and burn-in with specified tests. Together we rely upon comprehensive inspection testing and statistical process controls to assure the quality and reliability of our products. We intend to regularly introduce new products and product enhancements that will require us to rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturer.

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

We use our forecast of expected demand to determine our material requirements. Lead times for materials and components vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. We order many of our materials and components on an indirect basis through our contract manufacturer.

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

Our product development activities focus on solving the needs of enterprises, service providers and Metro markets. Current activities include the continuing development of a next-generation chipset aimed at extending the capabilities of our products. Our ongoing research activities cover a broad range of areas, including, in particular, 10 Gigabit Ethernet, Metro and Internet routing software, ASIC design, network management software, broadband access equipment and wireless networking equipment.

We have developed a new module operating system (ExtremeWare® XOS) which has been designed to provide high reliability and availability. This architecture allows us to leverage a common software architecture across different hardware and ASIC implementation. We have utilized our ongoing investment in this area to develop and introduce new products and enhancements, and we intend to continue with this approach for future products and enhancements.

As of June 27, 2004, our research and development organization consisted of 235 individuals. Our expenditures for research and development in fiscal 2004, fiscal 2003 and fiscal 2002 were $58.1 million, $58.0 million and $61.5 million, respectively.

Competition

The market for switches is part of the broader market for networking equipment, which is dominated by a few large companies, particularly Cisco Systems. In addition, there are a number of large telecommunications equipment providers, including Alcatel and Nortel Networks, which have entered the market for network equipment, particularly through acquisitions of public and privately held companies. We expect to face increased competition, particularly price competition, from these and other telecommunications equipment providers. We also compete with other public and private companies that offer switching solutions, including Enterasys Networks, Foundry Networks, Inc., Huawei Technologies, 3Com Corporation, Hewlett-Packard Company and Dell Computer Corporation. These vendors offer products with functionality similar to our products or provide alternative network solutions. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to develop and offer competitive products. Furthermore, we compete with numerous companies that offer routers and other technologies and devices that traditionally have managed the flow of traffic on the enterprise or Metro networks.

Some of our current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than we do. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, competitors with a large installed customer base may have a significant competitive advantage over us. We have encountered, and expect to continue to encounter, many potential customers who are confident in and committed to the product offerings of our principal competitors, including Cisco Systems. Accordingly, these potential customers may not consider or evaluate our products. When such potential customers have considered or evaluated our products, we have in the past lost, and expect in the future to lose, sales to some of these customers as large competitors have offered significant price discounts to secure these sales.

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

We believe that we compete favorably with our competitors with respect to each of the foregoing factors. However, because many of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources, they may have larger distribution channels, stronger brand names, access to more customers and a larger installed customer base than we do. Such competitors may, among other things, be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to distribution partners than we can. To remain competitive, we believe that we must, among other things, invest significant resources in developing new products and enhancing our current products and maintain customer satisfaction worldwide. If we fail to do so, our products will not compete favorably with those of our competitors and that may have a material adverse effect on our business.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Based on our commitment to build a patent portfolio, we have in process a number of patent applications relating to our proprietary technology. We have filed patent applications in selected countries abroad as deemed appropriate. There can be no assurance that these applications will be approved, that any issued patents will protect our intellectual property, or that third parties will not challenge these patents or applications. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that we may obtain. With respect to trademarks, we have a number of pending and registered trademarks in the United States and abroad.

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

As detailed below under “Legal Proceedings,” we are currently engaged in litigation with Lucent Technologies, Inc. (“Lucent”). Lucent is asserting claims that allege infringement of certain patent rights, against which we are defending vigorously, but we cannot assure you that we will prevail in this litigation. In addition to the litigation with Lucent, in the normal course of our business from time to time, we are in discussions with companies that assert certain of our products require a license under a number of patents. Due to the number of companies with extensive patent portfolios in our industry who are or may be actively involved in licensing programs, we believe that even if we do not infringe any patents, we may incur significant expenses in the future due to disputes or licensing negotiations, though the amounts and timing of such expenses cannot be determined with any reasonable certainty. As the functionality and features of our products expand, these disputes and discussions could increase or become harder to resolve.

Employees

As of June 27, 2004, we employed 831 people, including 328 in sales and marketing, 235 in engineering, 83 in operations, 76 in customer support and service, and 109 in finance and administration. We have never had a work stoppage and no personnel are represented under collective bargaining agreements. We consider our employee relations to be good.

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

Item 2. Properties

Our principal administrative, sales, marketing and research and development facilities are located in Santa Clara, California. We also lease office space and executive suites in various other geographic locations domestically and internationally for sales and service personnel and engineering operations. Our aggregate lease expense for fiscal 2004 was approximately $5.4 million, net of sublease income of approximately $0.3 million. We believe our current facilities will adequately meet our growth needs for the foreseeable future, and we are actively engaged in efforts to sublease excess space we acquired in prior years to meet the anticipated growth at that time.

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

We intend vigorously to defend against Lucent’s allegations. We answered Lucent’s complaint on July 16, 2003, denying infringement and asserting various affirmative defenses and counterclaims that seek judgment: (a) that Lucent’s complaint be dismissed and Lucent be denied all requested relief; (b) declaring that we do not infringe, induce infringement or contribute to the infringement of any valid and enforceable claim of the five patents, (c) that each of the five patents be declared invalid; (d) finding the case exceptional within the definition of 35 U.S.C. § 285; and (e) that Lucent pay our attorneys’ fees and costs.

The court has served the cases against Extreme Networks and Foundry. Discovery is proceeding. A claim construction hearing has been set for November 17, 2004. A pre-trial conference is set for January 14, 2005. No trial date has been set.

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

We have executed a settlement agreement presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Extreme Network Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Extreme Networks Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of the Court, which cannot be assured. If the settlement is not approved, we cannot assure you that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of August 1, 2004:

Name	Age	Position
Gordon L. Stitt	48	President, Chief Executive Officer and Chairman
Stephen Haddock	46	Vice President and Chief Technical Officer
Herb Schneider	45	Vice President of Engineering
William R. Slakey	46	Senior Vice President and Chief Financial Officer
Alexander J. Gray	47	Chief Operating Officer
Frank C. Carlucci	41	Senior Vice President of Worldwide Sales

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

William R. Slakey. Mr. Slakey has served as Senior Vice President and Chief Financial Officer of Extreme Networks since October 2003. From September 2002 to September 2003, Mr. Slakey served as Vice President and Chief Financial Officer at Handspring, Inc., a maker of wireless communication devices and PDA’s. From October 2001 to August 2002, Mr. Slakey was Executive Vice President and Chief Financial Officer at WJ Communications, a leading RF semiconductor company. From September 1999 to December 2000, he was Vice President and Chief Financial Officer at SnapTrack, a QUALCOMM company that pioneered a GPS-based system for pinpointing wireless devices. Prior to SnapTrack, Mr. Slakey held various financial roles at Palm Computing, 3Com Corporation and Apple Computer. Mr. Slakey holds a B.A. degree in economics from the University of California and an M.B.A. from the Harvard Graduate School of Business Administration.

Alexander J. Gray. Mr. Gray joined Extreme as Chief Operating Officer in September 2002. From January 2001 through August 2002, Mr. Gray was Chief Operating Officer at LGC Wireless, a telecommunications provider. From November 1999 until January 2001, Mr. Gray worked for Replay TV, a digital media provider, as Executive Vice President of Business Operations. From December 1992 through October 1999, Mr. Gray held senior management positions with Lucent Technologies, Inc. and Octel Communications Corporation, both telecommunications providers. Prior to that time, Mr. Gray held positions as Director of Information Services for American President Lines, a container shipping company, from September 1991 to November 1992 and NEXT Computer, a computer and equipment manufacturer, from July 1988 to August 1991. He also spent four years as a research and development engineer for Hewlett-Packard Company, a computer and equipment manufacturer. Mr. Gray holds a B.S. and an M.S. in Electrical Engineering from Washington University in St. Louis, Missouri.

Frank C. Carlucci. Mr. Carlucci joined Extreme as Senior Vice President of Worldwide Sales in July 2004. From April 2000 through June 2004, Mr. Carlucci held various executive positions with Avaya, Inc., a communications equipment and applications provider. Mr. Carlucci’s last position with Avaya was as Vice President of Global Outsourcing, prior to that role he had led Avaya’s largest sales region and operations for Avaya’s product group. From August 1998 to April 2000, Mr. Carlucci was the Sales Vice President for a venture of Lucent Technologies. From July 1996 to August 1998, Mr. Carlucci held various management positions at Federal Data Corporation, a systems integration company. From January 1993 to July 1996, Mr. Carlucci held various management positions at Nortel Networks, Inc., a telecommunication hardware manufacturer. From May 1991 through December 1992, Mr. Carlucci was a field sales manager for Ernest and Julio Gallo Winery. Mr. Carlucci served six years as an intelligence officer in the United States Navy following graduation from Georgetown University with a B.S. in International Politics.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock commenced trading on The Nasdaq National Market on April 9, 1999 under the symbol “EXTR.” The following table sets forth the high and low sales prices as reported by Nasdaq. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Stock Prices	High	Low
Fiscal year ended June 27, 2004:
First quarter	$8.98	$4.66
Second quarter	$10.46	$6.15
Third quarter	$10.60	$6.27
Fourth quarter	$8.20	$4.64
Fiscal year ended June 29, 2003:
First quarter	$12.48	$3.64
Second quarter	$5.84	$2.33
Third quarter	$5.43	$3.05
Fourth quarter	$7.01	$3.79

At August 10, 2004, there were approximately 360 stockholders of record of our common stock and approximately 58,000 beneficial stockholders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings for the development of our business.

Securities authorized for issuance under equity compensation plans

The following table summarizes our equity compensation plans as of June 27, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(In thousands)
Equity compensation plans approved by security holders	18,237,120(1)	$7.12	20,218,119(2)
Equity compensation plans not approved by security holders	3,035,608(3)	$8.38	4,268,111(4)

Total	21,272,728	$7.30	24,486,230

(1)	These options were issued under the Amended 1996 Stock Option Plan.
(2)	Of this amount 17,568,952 shares were available for issuance under the Amended 1996 Stock Option Plan and 2,649,167 shares were available for issuance under the 1999 Employee Stock Purchase Plan.
(3)	Of this amount 995,375 shares were issued under the 2000 Nonstatutory Stock Option Plan and 2,040,233 shares were issued under the 2001 Nonstatutory Stock Option Plan. Excludes 178,593 outstanding options with an average exercise price of $0.99 that were assumed in connection with acquisitions and no additional options are available for future issuance under such plans.
(4)	Of this amount 2,947,052 shares were available for issuance under the 2000 Nonstatutory Stock Option Plan and 1,321,059 shares were available for issuance under the 2001 Nonstatutory Stock Option Plan.

Item 6. Selected Consolidated Financial Data

	Year Ended
	June 27, 2004 (1)	June 29, 2003 (2)	June 30, 2002 (3)	July 1, 2001 (4)	July 2, 2000 (5)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$351,848	$363,276	$441,609	$491,232	$261,956
Net income (loss)	$(1,748)	$(197,180)	$(183,962)	$(68,883)	$20,048
Net income (loss) per share — basic	$(0.01)	$(1.71)	$(1.63)	$(0.64)	$0.20
Net income (loss) per share — diluted	$(0.01)	$(1.71)	$(1.63)	$(0.64)	$0.18
Shares used in per share calculation — basic	118,348	115,186	112,925	108,353	100,516
Shares used in per share calculation — diluted	118,348	115,186	112,925	108,353	111,168

	As of
	June 27, 2004	June 29, 2003	June 30, 2002	July 1, 2001	July 2, 2000
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents, short-term investments and marketable securities	$425,672	$402,157	$400,057	$191,502	$227,505
Total assets	$579,273	$550,257	$736,344	$666,348	$515,930
Convertible subordinated notes	$200,000	$200,000	$200,000	$—	$—
Other long-term liabilities	$21,561	$22,313	$20,761	$266	$306

(1)	Fiscal 2004 net loss includes $1.1 million in amortization of deferred stock compensation, $6.5 million in restructuring charges for excess facilities, other income of $7.9 million in cash settlements from vendors, net of related expenses and other income of $2.5 million in a refund of foreign consumption tax.
(2)	Fiscal 2003 net loss includes $0.7 million in amortization of deferred stock compensation, $15.9 million in restructuring charges, $12.7 million in property and equipment write-offs, $1.0 million in impairment of acquired intangible assets and a $132.2 million charge included in our tax provision reflecting our provision of a full valuation allowance against deferred tax assets.
(3)	Fiscal 2002 net loss includes $10.2 million in amortization of deferred stock compensation, $37.2 million in amortization of goodwill and purchased intangible assets, $73.6 million in restructuring charges and $89.8 million in impairment of intangible assets.
(4)	Fiscal 2001 net loss includes $4.1 million in amortization of deferred stock compensation, $33.4 million in amortization of goodwill and purchased intangible assets, $30.2 million in write-offs of acquired in-process research and development and $5.9 million in restructuring charges.
(5)	Fiscal 2000 net income includes $0.1 million in amortization of deferred stock compensation and $6.7 million in amortization of goodwill and purchased intangible assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We develop and sell a family of modular and stackable network infrastructure equipment and offer related service contracts for extended warranty and maintenance agreements. Substantially all of our revenue is derived from the sale of networking equipment and the related service contracts. We believe that understanding the following key developments is helpful to an understanding of our operating results for fiscal 2004.

Increased Product Breadth

We believe that continued success in the marketplace will depend on our ability to develop new and enhanced products employing leading-edge technology. In fiscal 2004 we introduced several new products including the Black Diamond 10K, the Summit 300-48/Altitude 300 and the Summit 400 series, plus a new network software platform ExtremeWare® XOS.

Convergence of Voice, Video and Data

We have a vision of providing customers with the systems to build a converged communications infrastructure that can easily accommodate voice, video and data on a seamless wired and wireless network. We believe that these two aspects of convergence: the convergence of voice, video and data, and the convergence of wired and wireless are important underlying demand creators in the Enterprise market.

In November 2003, we announced our comprehensive strategic alliance with Avaya, Inc. to jointly develop and market converged communications solutions. The alliance brings together Avaya’s global market leadership in IP voice and telephony with Extreme’s expertise in high performance IP data network infrastructure. Under the Joint Development Agreement the companies plan to develop next generation, standards-based technologies in the areas of network management and provisioning, Quality of Service, security, and network resilience. Additionally, Avaya will sell, service and support Extreme’s entire portfolio of data networking products through their worldwide sales organization and the Avaya Global Services organization.

Business Environment

In the late 1990’s and through 2000, enterprises deployed a large volume of networking equipment in anticipation of high network traffic growth. During this period, Extreme experienced a period of rapid revenue growth. Subsequent to 2000 the global economy entered a recessionary period and the demand for information technology products declined as enterprises reduced spending on technology. In particular enterprises cut their IT budgets for networking equipment due to overcapacity as the anticipated increase in network growth in the years 2002 through early 2003 did not materialize. We believe that this phenomenon adversely affected demand for our products and made it more difficult to accurately forecast demand for network equipment.

Expanded Focus on Service Offering

Extreme’s service offering is primarily the provision of service contracts for extended warranty and maintenance agreements related to our networking equipment. To a lesser extent, the service revenue includes professional services related to the design and installation of data networks and training. In fiscal 2004, we focused our service sales efforts on increasing the number of service contracts sold on new equipment and in the area of securing renewals on expiring contracts. Service revenue increased by 26.0% in fiscal 2004 compared to fiscal 2003 and represented 13.8% of total revenues in fiscal 2004 compared to 10.6% in fiscal 2003. Cost of service revenue decreased by $5.3 million in fiscal 2004 to $35.5 million and gross margins improved to 26.8% from a negative 6.0% in fiscal 2003 due to efforts to improve and optimize our service supply chain.

Results of Operations

Throughout fiscal 2002, 2003 and 2004, the primary factor that has impacted our operations and financial performance has been weak demand for networking equipment resulting from the continuing weakness of the global and U.S. economies. Weak economic conditions persisted through most of fiscal 2004, but beginning in the third quarter of fiscal 2004, we began to see early evidence of strengthening demand for our products. While it is too early to determine if this slow improvement in demand will continue, we believe that industry demand may be stabilizing and may be showing signs of returning to positive growth.

Although our operations and financial performance were directly and adversely impacted by the economic factors described above, and despite the difficult economic challenges we faced during fiscal 2004, we were able to achieve the following results:

•	We stabilized net revenues in fiscal 2004 of $351.8 million, a decrease of 3.1% from fiscal 2003 revenues of $363.3.

•	We recorded service revenue of $48.6 million, an increase of 26.0% from fiscal 2003 service revenue of $38.5 million.

•	Total gross margin in fiscal 2004 expanded to 50.9% of net revenues from 41.4% in fiscal 2003.

•	We reduced our net loss in fiscal 2004 to $1.7 million.

•	Cash and cash equivalents, short-term investments and marketable securities increased by $23.5 million in fiscal 2004 to $425.7 million as of June 27, 2004.

Net Revenues

The following table presents net product and service revenues for the fiscal years 2004, 2003 and 2002 (dollars in thousands):

	Year Ended
	June 27, 2004	% of Net Revenues	June 29, 2003	% of Net Revenues	June 30, 2002	% of Net Revenues
Net revenues:
Product	$303,293	86.2%	$324,727	89.4%	$407,394	92.3%
Service	48,555	13.8%	38,549	10.6%	34,215	7.7%

Total net revenues	$351,848	100.0%	$363,276	100.0%	$441,609	100.0%

Net revenues were $351.8 million in fiscal 2004, $363.3 million in fiscal 2003 and $441.6 million in fiscal 2002, representing a decrease of 3.1% in fiscal 2004 from fiscal 2003 and a decrease of 17.7% in fiscal 2003 from fiscal 2002. The decrease in revenues in fiscal 2004 and fiscal 2003 is generally due to weak demand for networking equipment resulting from the continuing weakness of the global and U.S. economies.

Product revenue was $303.3 million in fiscal 2004, $324.7 million in fiscal 2003, and $407.4 million in fiscal 2002, representing a decrease of 6.6% in fiscal 2004 from fiscal 2003 and a decrease of 20.3% in fiscal 2003 from fiscal 2002. The decrease in product revenue in fiscal 2004 from fiscal 2003 is primarily due to a change in mix in product demand, with both total units and average selling price remaining relatively stable. The decrease in product revenue in fiscal 2003 from fiscal 2002 was due primarily to a significant reduction in our business in Japan, along with a decline in units shipped and a decrease in average selling price. We experienced some erosion of average selling prices of our products in fiscal 2003 compared to fiscal 2002 due to a number of factors, including competitive pricing pressures, promotional pricing and rapid technological change. Our average selling price will continue to be subject to such competitive pressure and can be expected to change rapidly.

Service revenue was $48.6 million in fiscal 2004 representing an increase of 26.0% from fiscal 2003 service revenue of $38.5 million. The increase in service revenue in fiscal 2004 from fiscal 2003 is the result of our focus on increasing the number of service contracts purchased by customers, changes in our policies regarding service and increasing renewal rates. Service revenue in fiscal 2003 increased by 12.7% from fiscal 2002 service revenue of $34.2 million. This increase was primarily due to the expansion of our customer base purchasing service contracts. As a percentage of total net revenues, service revenue was 13.8% in fiscal 2004, 10.6% in fiscal 2003 and 7.7% in fiscal 2002.

The following table presents the total net revenues geographically for the fiscal years 2004, 2003 and 2002 (dollars in thousands):

	Year Ended
	June 27, 2004	% of Net Revenues	June 29, 2003	% of Net Revenues	June 30, 2002	% of Net Revenues
Net revenues:
United States	$136,622	38.8%	$144,066	39.7%	$146,345	33.1%
Europe, Middle East and Africa	93,700	26.6%	90,303	24.9%	97,774	22.1%
Japan	77,600	22.1%	82,916	22.8%	145,203	32.9%
Other	43,926	12.5%	45,991	12.6%	52,287	11.9%

	$351,848	100.0%	$363,276	100.0%	$441,609	100.0%

Revenue outside of the United States accounted for 61.2%, 60.3% and 66.9% of net revenues in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. Revenue outside the U.S. as a percentage of total net revenues in fiscal 2004 decreased by 0.9% compared to fiscal 2003 with revenue in Europe, the Middle East and Africa as a percentage of total net revenues increasing by 1.7%; revenue in Japan as a percentage of total net revenues decreasing by 0.7%; and revenue in other international regions, primarily Asia Pacific, as a percentage of total net revenues remaining flat as a percent of the total. The decrease in net revenues outside the United States in fiscal 2003 compared to fiscal 2002 was primarily due to a reduction of sales in Japan. We expect that export sales will continue to represent a significant portion of net revenues, although export sales will fluctuate as a percentage of net revenues. Substantially all sales transactions are currently denominated in United States dollars.

We rely upon our two-tiered distribution channel for the majority of our revenues. Revenue through the distributor channel was 33% of total product revenue in fiscal 2004 and 37% in fiscal 2003. The level of sales to any customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. No distributor or customer accounted for more than 10% of our net revenues in fiscal 2004. One customer, Tech Data Corporation, who is a distributor of our products, accounted for 11% and 15% of our net revenues in fiscal 2003 and fiscal 2002, respectively.

Cost of Revenues and Gross Margin

The following table presents the gross margin on product and service revenues and the gross margin percentage of net revenues for the fiscal years 2004, 2003 and 2002 (dollars in thousands):

	Year Ended
	June 27, 2004	% of Net Revenues	June 29, 2003	% of Net Revenues	June 30, 2002	% of Net Revenues
Gross margin:
Product	$166,187	54.8%	$152,658	47.0%	*	*
Service	13,009	26.8%	(2,303)	-6.0%	*	*

Total gross margin	$179,196	50.9%	$150,355	41.4%	$183,970	41.7%

*	Cost of revenues and gross margin are presented in total for the year ended June 30, 2002 since Extreme Networks did not track cost of product and service revenues separately in that year.

Gross margin was $179.2 million in fiscal 2004, $150.4 million in fiscal 2003 and $184.0 million in fiscal 2002, representing an increase of 19.2% in fiscal 2004 from fiscal 2003 and a decrease of 18.3% in fiscal 2003 from fiscal 2002. Gross margin as a percentage of net revenues was 50.9%, 41.4% and 41.7% in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

Cost of product revenue includes costs of raw materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, and internal costs associated with manufacturing overhead including management, manufacturing engineering, quality assurance, development of test plans, and document control. Product gross margin in fiscal 2004 was $166.2 million, representing 54.8% of product revenues as compared to $152.7 million in fiscal 2003, or 47.0% of product revenue. The increase in product gross margin in fiscal 2004 is due to a reduction in per-unit product costs resulting from a consolidation of volume at a single manufacturer. In addition, the fiscal 2004 gross margin was favorably impacted by a reduction in manufacturing overhead, warranty expense, reductions in scrap, rework, and was negatively impacted by increases in excess inventory expenses.

Cost of product revenue in all periods includes the cost of our manufacturing overhead. We outsource the majority of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, document control and repairs at our facility in Santa Clara, California. Accordingly, a significant portion of our cost of revenue consists of payments to our primary contract manufacturer, Flextronics International, Ltd. located in San Jose, California and Guadalajara, Mexico.

The total gross margin in fiscal 2003 of $150.4 million decreased by 18.3% from fiscal 2002 of $184.0 and was primarily due to the related decrease in revenue. As a percentage of net revenues, gross margin was 41.4% in fiscal 2003 and 41.7% in fiscal 2002. Fiscal 2003 gross margin was adversely affected by a higher than normal rate of warranty expense due to problems with various component parts within our products and our election, in some cases, to address those problems by replacing such products with new rather than refurbished replacements. Fiscal 2002 gross margin benefited by $4.8 million relating to products sold that were written off in fiscal 2001.

In the first quarter of fiscal 2002, we recorded a charge of $9.0 million related to an equipment lease in cost of revenues. As part of our business relationship with MCMS, Inc. (“MCMS”), a former contract manufacturer, in September 2000, we entered into a $9.0 million operating equipment lease for manufacturing equipment with a third-party financing company; we, in turn, subleased the equipment to MCMS. Due to the liquidity problems at MCMS it filed for protection under Chapter 11 on September 18, 2001. On January 8, 2002, MCMS completed an agreement to sell a majority of its assets to Plexus Corp. for $45.0 million.

Our cost of service consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross margin was $13.0 million in fiscal 2004, representing 26.8% of service net revenue as compared to a negative gross margin of $2.3 million in fiscal 2003, a negative 6.0% of service net revenue. Service gross margin in fiscal 2003 was negatively impacted by a number of programs that we implemented to improve service delivery productivity and to enhance customer satisfaction. These programs included expenses incurred to increase service revenue and reduce service infrastructure, including outsourcing certain service functions. The cost of service and gross margin in fiscal 2004 reflect the benefits we achieved from these programs.

As our service revenue represents more than 10% of total net revenues for fiscal 2004 and fiscal 2003, we have separately reported product and service gross margin. The fiscal 2004 and fiscal 2003 service gross margin calculations include all service related expenses. Gross margin for fiscal 2002 is presented in total since we do not have records that detail product and service cost of revenue in separate categories. Furthermore, in the past, some service related expenses were included in operating expenses as part of the line item titled sales, marketing and service expense. The ERP system we implemented at the beginning of fiscal 2003 enables us to record cost of product and service revenue in separate detail. We were able to identify the service expenses that had previously been included in operating expenses and, therefore, our fiscal 2002 results reflect the reclassification of $23.1 million from operating expenses to cost of revenue. Such amounts represented 5.3% of previously reported operating expenses for fiscal 2002.

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

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses were $93.2 million in fiscal 2004, $102.5 million in fiscal 2003 and $117.9 million in fiscal 2002, representing a decrease of 9.0% in fiscal 2004 from fiscal 2003 and a decrease of 13.1% in fiscal 2003 from fiscal 2002. The decrease in fiscal 2004 from fiscal 2003 was primarily due to a decrease in advertising and other promotional expenses of $4.2 million as a result of cost-cutting measures, a decrease in depreciation expense of $1.7 million, a decrease in occupancy expenses of $1.0 million, a decrease in salaries and related personnel expenses of $1.2 million primarily due to lower sales commissions and a decrease in travel expenses of $1.0 million. The decrease in fiscal 2003 from fiscal 2002 was primarily due to lower sales commissions and a reduction of 62 people in fiscal 2003 in our sales and marketing organization. As a percentage of net revenues, sales and marketing expenses were 26.5% in fiscal 2004, 28.2% in fiscal 2003 and 26.7% in fiscal 2002. The rate of future spending changes in our sales and marketing expenses, if any, will depend on the pace of recovery in the market for networking products.

Research and Development Expenses

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products. Research and development expenses were $58.1 million in fiscal 2004, $58.0 million in fiscal 2003 and $61.5 million in fiscal 2002, remaining flat in fiscal 2004 from fiscal 2003 and representing a decrease of 5.7% in fiscal 2003 from fiscal 2002. Fiscal 2004 includes amortization expense of $4.0 million related to the fair value of the warrant issued to Avaya as part of the Joint Development Agreement, offset in part by decreased payroll and personnel expenses of $1.6 million, decreased engineering project expenses of $1.2 million and decreased depreciation expense of $0.7 million. The fair value of the warrant allocated to the Joint Development Agreement with Avaya is $17.9 million and will be amortized over a three-year period beginning November 1, 2003 (see Note 13 of Notes to Consolidated Financial Statements). Amortization expense related to this agreement is approximately $1.5 million per fiscal quarter; the amortization expense related to this agreement in fiscal 2004 represents eight months of amortization. The decrease in fiscal 2003 compared to fiscal 2002 was a result of tightening our focus on our core product lines. As a percentage of total net revenues, research and development expenses were 16.5% in fiscal 2004, 16.0% in fiscal 2003 and 13.9% in fiscal 2002. The increase in these percentages in fiscal 2004 and fiscal 2003 was primarily the result of a decrease in our net revenues in fiscal 2004 and fiscal 2003. We expense all research and development expenses as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses were $29.6 million in fiscal 2004, $25.7 million in fiscal 2003 and $26.9 million in fiscal 2002, representing an increase of 15.0% in fiscal 2004 from fiscal 2003 and a decrease of 4.4% in fiscal 2003 from fiscal 2002. The increase in fiscal 2004 from fiscal 2003 was primarily due to increases in legal fees of $3.9 million relating to litigation and increases in other professional fees of $1.3 million, offset by decreases in insurance expense of $0.8 million and decreases in payroll and personnel expenses of $0.5 million. The decrease in fiscal 2003 from fiscal 2002 was primarily due to decreases in bad debt expense of $4.6 million and rent expense of $1.4 million offset by increases in professional fees of $3.3 million and salaries and benefits of $1.8 million. As a percentage of net revenues, general and administrative expenses were 8.4% in fiscal 2004, 7.1% in fiscal 2003 and 6.1% in fiscal 2002. The increase in the percentage in fiscal 2004 was primarily due to the increase in legal expense and the increase in the percentage in fiscal 2003 was primarily the result of decreases in our net revenues in fiscal 2003. In June 2003, we implemented a reduction in force and other expense control measures to reduce expenses, including general and administrative expenses. The rate of any future spending increases in our general and administrative expenses, if any, will depend on the pace of recovery in the market for networking products. Legal expenses related to intellectual property litigation are expected to continue and may also cause general and administrative expenses to increase. We increased expenses as a result of compliance with the Sarbanes-Oxley Act of 2002, including Section 404 thereof, and expect to incur additional expenses in fiscal 2005 as we implement procedures to meet the requirements of this act.

Impairment of Acquired Intangible Assets

During fiscal 2003, we performed our annual evaluation of goodwill for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. This evaluation indicated decreased expected future demand for the products associated with the goodwill and, therefore, we recorded an impairment charge of $1.0 million, representing the carrying value of goodwill at that time. There was no goodwill remaining as of June 27, 2004 or June 29, 2003. During the third quarter of fiscal 2002, we evaluated goodwill and purchased intangible assets associated with recent acquisitions for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The assessment was performed as a result of weakening economic conditions and decreased current and expected future demand for certain categories of products in the markets in which we operate. As a result of the assessment, we recorded a charge to reduce goodwill and purchased intangible assets of $89.8 million.

Amortization of Deferred Stock Compensation

Amortization of deferred stock compensation was $1.1 million in fiscal 2004, $0.7 million in fiscal 2003 and $10.2 million in fiscal 2002, representing an increase of $0.4 million in fiscal 2004 from fiscal 2003 and a decrease of $9.5 million in fiscal 2003 from fiscal 2002. Amortization of deferred stock compensation is attributable to unvested stock options subject to forfeiture issued to employees that we assumed in conjunction with acquisitions during fiscal 2001. Deferred stock compensation is amortized as charges to operations, using the graded method, over the vesting periods of the individual stock options, generally four years. Upon termination of an employee, the amount of expense recognized under the graded vesting method that is in excess of the amount actually earned is reversed. For fiscal 2004, fiscal 2003 and fiscal 2002, we reversed $0.4 million, $5.3 million and zero, respectively, of excess compensation expense related to terminated employees.

Amortization of Goodwill and Purchased Intangible Assets

We recorded amortization of goodwill of $33.5 million and amortization of purchased intangible assets of $3.6 million in fiscal 2002 primarily related to acquisitions in fiscal 2000 and fiscal 2001. We adopted SFAS 142 as of July 1, 2002. SFAS 142 requires goodwill and certain other intangible assets to be tested for impairment at least annually and written down only when impaired, rather than being amortized as previous accounting standards required. Accordingly, as of July 1, 2002, we stopped amortizing goodwill with a carrying value of $1.0 million. This amount was subsequently written off due to impairment in fiscal 2003.

Restructuring Charge

During fiscal 2004, we recorded restructuring charges of $962 thousand in the quarter ended September 28, 2003 and $5.5 million in the quarter ended June 27, 2004 related to excess facilities. The excess facilities charge represents an increase to the charge initially recognized during the third quarter of fiscal 2002. The commercial real estate market has continued to deteriorate in fiscal 2004 and we have not been able to find suitable tenants to sublease these facilities necessitating an additional charge due to lower projected sublease receipts. As a result of the excess facilities charges recorded in fiscal 2004, rent expense in fiscal 2005 is expected to remain approximately the same as the fiscal 2004 levels.

During fiscal 2003, we recorded restructuring charges of $15.9 million. The restructuring charges included excess facilities charges of $9.6 million, severance charges of $4.4 million and asset impairments of $1.9 million. The excess facility charge originally recognized in the third quarter of fiscal 2002 was increased due to lower projected sublease income caused by the deterioration of the commercial real estate market. Severance charges of $2.7 million related to a reduction in total staff during the second quarter of fiscal 2003 of approximately 100 people, or 10% of the total workforce, across all departments. Severance charges of $1.7 million related to a reduction in total staff announced at the end of fiscal 2003 of approximately 70 people, or 8% of the total workforce, across all departments. The asset impairment charge relates to the write-off of leasehold improvements and office furniture related to excess facilities.

During fiscal 2002, we implemented a restructuring plan to lower our overall cost structure. Restructuring charges of $73.6 million included a $39.0 million charge related to the exit of two facility leases we entered into in June 2000, excess facilities charges of $25.4 million and asset impairments of $9.1 million. The excess facilities charges of $25.4 million were the result of our decision to permanently reduce occupancy or vacate certain domestic and international facilities. The asset impairment charge represented the unamortized amount of the assets at the date a decision was made to discontinue use. These assets were not utilized subsequently or held for sale. They were either scrapped or abandoned.

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

Interest Income

Interest income was $8.6 million in fiscal 2004, $11.1 million in fiscal 2003 and $11.7 million in fiscal 2002, representing a decrease of $2.5 million in fiscal 2004 from fiscal 2003 and a decrease of $0.6 million in fiscal 2003 from fiscal 2002. The decrease in fiscal 2004 from fiscal 2003 is attributed to lower interest rates offset by an increase in available investment balances due to increased cash flow from operations. The decrease in fiscal 2003 from fiscal 2002 was due to lower interest rates.

Interest Expense

Interest expense was $7.0 million in fiscal 2004, $7.1 million in fiscal 2003 and $4.5 million in fiscal 2002, representing a decrease of $0.1 million in fiscal 2004 from fiscal 2003, and an increase of $2.6 million in fiscal 2003 from fiscal 2002. In December 2001, we completed a private placement of $200.0 million of convertible subordinated notes maturing in 2006. Interest is payable semi-annually at 3.5% per annum. The increase in fiscal 2003 from fiscal 2002 was due to a full year of interest expense on these notes.

Other Income (Expense), net

Other income (expense) was income of $9.1 million in fiscal 2004, expense of $0.2 million in fiscal 2003 and expense of $11.1 million in fiscal 2002. Other income in fiscal 2004 was primarily comprised of cash settlements from vendors, net of related expenses, of $2.2 million recorded in the first fiscal quarter and $5.7 million recorded in the fourth fiscal quarter. These settlements related to disputes regarding quality issues pertaining to components supplied for use in our products. In addition, other income in the fourth quarter of fiscal 2004 includes a foreign consumption tax refund in the amount of $2.5 million. Other expense in fiscal 2004 includes approximately $1.4 million of amortization of costs associated with the convertible subordinated notes. Other expense in fiscal 2003 was primarily comprised of amortization of costs associated with the convertible subordinated notes of $1.2 million and a write-down of investments in privately-held companies of $0.2 million partially offset by realized gains on marketable securities of $1.6 million. Other expense in fiscal 2002 was primarily comprised of write-downs of investments in privately-held companies that were accounted for under the cost method.

Provision (Benefit) for Income Taxes

The provision for income taxes of $3.2 million for fiscal 2004 was recorded for taxes due on income generated in certain states and foreign tax jurisdictions. Income tax benefits have been recorded on the fiscal 2004 pre-tax loss and we have provided a full valuation allowance against such tax benefits.

The provision for income taxes of $134.8 million for fiscal 2003 was attributable to $2.6 million for taxes due on income generated in foreign tax jurisdictions and a $132.2 million non-cash charge to income tax expense recorded in the fourth quarter of fiscal 2003, representing a full valuation allowance for our net deferred tax assets. We recorded this charge in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which places greater weight on previous cumulative losses than the outlook for future profitability when determining whether deferred tax assets can be realized. Based upon our most recent three-year history of losses and relying on other guidance specified in SFAS 109, we determined that it was appropriate to establish a full valuation allowance against our deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

We recorded a tax benefit of $52.8 million for fiscal 2002. The benefit for fiscal 2002 results in an effective tax benefit rate of 22.3%, which consists primarily of federal and state income tax benefits offset by nondeductible goodwill.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements included in Item 8 this annual report on Form 10-K. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. We believe the critical accounting policies stated below, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive the majority of our revenue from sales of our modular and stackable networking equipment, with the remaining revenue generated from service fees relating to the service contracts and training on our products. Our revenue recognition policy follows Securities Exchange Commission Staff (“SEC”) Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). We generally recognize product revenue from our Value-Added Resellers and end-user customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. In instances where the criteria for revenue recognition established by SAB 104 is not met, revenue is deferred until all criteria have been met. Our total deferred product revenue was $3.0 million and $3.3 million as of June 27, 2004 and June 29, 2003, respectively. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis. Our total deferred revenue for services was $50.7 million and $45.0 million as of June 27, 2004 and June 29, 2003, respectively. Service contracts typically range from one to five years.

When sales arrangements contain multiple deliverables such as hardware, service contracts and other services, we determine whether the deliverables represent separate units of accounting and then allocate revenue to each unit of accounting based on its relative fair value in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). We recognize revenue for each unit of accounting when the revenue recognition criteria for each unit of accounting are met in accordance with SAB 104. The amount of product revenue recognized is impacted by our judgments as to whether an arrangement includes multiple units of accounting and if so, whether vendor-specific objective evidence of fair value exists for those units of accounting. The ability to establish vendor specific objective evidence for any unit of accounting could affect the timing of the revenue recognition.

We make certain sales to partners in two-tier distribution channels. The first tier consists of a limited number of independent distributors that sell primarily to resellers and, on occasion, to end-user customers. We defer recognition of revenue on all sales to these distributors until the distributors sell the product, as evidenced by a monthly sales-out report that the distributors provide to us. We grant these distributors the right to return a portion of unsold inventory to us for the purpose of stock rotation, provide them with credits for changes in selling prices, and allow them to participate in cooperative marketing programs. We maintain estimated accruals and allowances for these exposures based upon our historical experience. If actual credits to distributors for inventory returns, changes in selling prices and cooperative marketing programs were to deviate significantly from our estimates, which are based on contractual arrangements and historical experience, our future revenue could be adversely affected.

The second tier of the distribution channel consists of a large number of third-party Value-Added Resellers that sell directly to end-users and are generally not granted return privileges, except for defective products during the warranty period. We reduce product revenue for certain price protection rights that may occur under contractual arrangements we have with our customers.

We provide an allowance for sales returns based on our historical returns, analysis of credit memo data and our return policies. The allowance for returns reserve was $2.2 million and $3.6 million as of June 27, 2004 and June 29, 2003, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. The allowance is charged to net revenues in the accompanying consolidated statements of operations. The allowance for returns reserve charged to net revenues was $1.8 million in fiscal 2004, zero in fiscal 2003 and $8.7 million in fiscal 2002. If the historical data we use to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates are revised, thus resulting in an impact on future net revenues. We estimate and adjust this allowance at each balance sheet date.

Inventory Valuation

Our inventory balance was $25.9 million as of June 27, 2004, compared with $18.7 million as of June 29, 2003. We value our inventory at lower of cost or market. The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements, product lifecycle and product development plans and quality issues. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at net realizable value. Inventory write-downs charged to cost of product revenue were $1.3 million in fiscal 2004, $0.4 million in fiscal 2003 and $2.8 million in fiscal 2002. Although we make every effort to ensure the accuracy of our forecasts of product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and we determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of product revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our operating margin in that period will be favorably impacted.

Accrued Warranty

Networking products may contain undetected hardware or software errors when new products or new versions or updates of existing products are released to the marketplace. We have experienced such errors in connection with products and product upgrades. Our standard hardware warranty period is typically 12 months from the date of shipment to end-users and 14 months from the date of shipment to channel partners, which include resellers and distributors, and 90 days for software. Upon shipment of products to our customers, including both end-users and channel partners, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability for this amount.

Our accrued warranty balance was $8.3 million as of June 27, 2004, compared with $10.2 million as of June 29, 2003. The determination of our warranty requirements is based on our actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust this accrual at each balance sheet date in accordance with changes in these factors. The cost of new warranties issued that was charged to cost of product revenue was $11.8 million in fiscal 2004, $15.5 million in fiscal 2003 and $10.3 million in fiscal 2002. While we believe that our warranty accrual is adequate and that the judgments applied in calculating this accrual are appropriate, the assumptions used are based on estimates and these estimated amounts could differ materially from our actual warranty expenses in the future. If actual expenses exceed those we have estimated, our future cost of product revenue would be adversely affected.

Allowance for Doubtful Accounts

Our accounts receivable balance, net of allowance for doubtful accounts, was $33.0 million and $26.8 million as of June 27, 2004 and June 29, 2003, respectively. The allowance for doubtful accounts as of June 27, 2004 was $1.4 million, compared with $2.3 million as of June 29, 2003. We continually monitor and evaluate the collectibility of our trade receivables based on a combination of factors. We record specific allowances for bad debts in general and administrative expense when we become aware of a specific customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends in the length of time the receivables are past due and historical collection experience. We mitigate some collection risk by requiring most of our customers in the Asia-Pacific region, excluding Japan, to pay cash in advance or secure letters of credit when placing an order with us. Our provision for doubtful accounts was a benefit of $0.2 million in fiscal 2004, a benefit of $0.8 million in fiscal 2003 and expense of $3.9 million in fiscal 2002. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required.

Deferred Tax Asset Valuation Allowance

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make an assessment of the likelihood that our net deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not believed to be likely, a valuation allowance is established. During fiscal 2003, we established a full valuation allowance for our net deferred tax assets in the amount of $163.1 million. In fiscal 2004, the valuation allowance increased by $6.8 million to $169.9 million.

The valuation allowance was calculated in accordance with the provisions of SFAS 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain. Our net losses in recent periods represented sufficient negative evidence to require a full valuation allowance against our net deferred tax assets under SFAS 109. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

Legal Contingencies

We are currently involved in various claims and legal proceedings, including negotiations regarding potential licenses from third parties who have notified us that they believe our products may infringe certain patents. Periodically, we review the status of each significant matter, whether litigation or licensing negotiation, and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals, if any, are based only on the most current and dependable information available at any given time. As additional information becomes available, we may reassess the potential liability from pending claims and litigation and the probability of claims being successfully asserted against us. As a result, we may revise our estimates related to these pending claims and litigation. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations, financial position and cash flows in the future. For further detail, see Note 4 of Notes to Consolidated Financial Statements for a description of legal proceedings.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities were $425.7 million and $402.2 million at June 27, 2004 and at June 29, 2003, respectively, representing an increase of $23.5 million. This increase was primarily due to cash provided by operating activities of $21.5 million and proceeds from issuance of common stock of $13.0 million, partially offset by capital expenditures of $6.3 million.

We generated $21.5 million in cash from operations in fiscal 2004 despite a net loss of $1.7 million. The net loss included significant non-cash charges including a restructuring charge of $6.5 million, depreciation of $20.1 million and amortization expense related to the warrant issued to Avaya of $5.0 million. Accounts receivable increased to $33.0 million at June 27, 2004 from $26.8 million at June 29, 2003. Days sales outstanding in receivables increased to 33 days at June 27, 2004 from 28 days at June 29, 2003. The increase in accounts receivable and days sales outstanding were primarily due to timing of collections and reductions in allowance for doubtful accounts and sales returns reserves. Inventory levels increased to $25.9 million at June 27, 2004 from $18.7 million at June 29, 2003. This increase was the result of an increase in inventory related to three new product introductions within the fiscal year. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence because of declining demand, rapidly changing technology and customer requirements. Deferred revenue increased to $53.7 million at June 27, 2004 from $48.3 million at June 29, 2003. This increase was due primarily to increased service obligations under service contracts.

We have a revolving line of credit for $10.0 million with a major lending institution. As of June 27, 2004, there were no outstanding borrowings under this facility. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. At June 27, 2004, we had letters of credit totaling $0.9 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of June 27, 2004. The line of credit expires on January 27, 2005. It is our intention to renew this line of credit when it expires.

As part of our business relationship with MCMS, Inc., a former contract manufacturer, we entered into a $9.0 million operating equipment lease for manufacturing equipment in September 2000 with a third-party financing company; we, in turn, subleased the equipment to MCMS. The equipment lease with the third-party financing company requires us to make monthly payments through September 2005 and to maintain specified financial covenants related to profitability and our cash to debt ratio with which we were in compliance as of June 27, 2004. The liability related to this lease is included in lease liability on the consolidated balance sheets.

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

The following summarizes our contractual obligations (including interest payments) at June 27, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Convertible subordinated notes	$217,500	$7,000	$210,500	$—	$—
Non-cancelable inventory purchase commitments	22,979	22,979	—	—	—
Non-cancelable operating lease obligations	35,982	9,753	14,272	6,318	5,639

Total contractual cash obligations	$276,461	$39,732	$224,772	$6,318	$5,639

We did not have any material commitments for capital expenditures or other non-cancelable purchase commitments as of June 27, 2004. We did not have any off-balance sheet arrangements as of June 27, 2004.

We require substantial capital to fund our business, particularly to finance inventories and accounts receivable and for capital expenditures. As a result, we could be required to raise substantial additional capital at any time. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. If we are unable to obtain such additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which would have a material adverse affect our business, financial condition and operating results.

We believe that our current cash and cash equivalents, short-term investments, marketable securities and cash available from credit facilities and future operations will enable us to meet our working capital requirements for at least the next 12 months.

New Accounting Pronouncements

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. For arrangements entered into after January 31, 2003, FIN 46 was effective immediately. For arrangements entered into prior to February 1, 2003, FIN 46 was effective at the end of the period ending after December 15, 2003. In December 2003, FIN 46 was revised to require application in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. For all other types of variable interest entities, application was required for periods ending after March 15, 2004. The adoption of the provisions of FIN 46, as revised, in fiscal 2004 did not have a material impact on our results of operations or financial condition.

Identification of Impaired Investments

In March 2004, the FASB approved the consensus reached on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). The objective EITF 03-1 is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. We have evaluated the impact of the adoption of EITF 03-1 and do not believe the impact will be significant to our overall results of operations or financial position.

Risk Factors

We Are Not Profitable and We Cannot Assure You That We Will Be Profitable in the Future

Fiscal 2000 was the only year in which we have achieved profitability for the full year. We reported losses for fiscal 2004, fiscal 2003, and fiscal 2002. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will continue to need to rationalize expense levels and increase revenue levels to achieve profitability in future fiscal quarters.

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

We may experience a delay in generating or recognizing revenue for a number of reasons and our quarterly revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including, but not limited to, the following:

•	changes in general and/or specific economic conditions in the networking industry;

•	seasonal fluctuations in demand for our products and services, particularly in Asia-Pacific and Europe;

•	linearity of quarterly sales have historically reflected a pattern in which a disproportionate percentage of such sales occur in the last month of the quarter;

•	reduced visibility into the implementation cycles for our products and our customers’ spending plans;

•	our ability to forecast demand for our products, which in the case of lower-than-expected sales, may result in excess or obsolete inventory in addition to non-cancelable purchase commitments for component parts;

•	product returns or the cancellation or rescheduling of orders;

•	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

•	announcements and new product introductions by our competitors;

•	our ability to develop and support relationships with enterprise customers, service providers and other potential large customers;

•	our ability to achieve targeted cost reductions;

•	our ability to obtain sufficient supplies of sole- or limited-source components for our products on a timely basis;

•	increases in the prices of the components that we purchase;

•	decreases in the prices of the products that we sell;

•	our ability to achieve and maintain desired production volumes and quality levels for our products;

•	the mix of products sold and the mix of distribution channels through which products are sold;

•	downward adjustments resulting from other-than-temporary declines in the carrying value of long-lived assets;

•	costs associated with adjustments to the size of our operations;

•	costs relating to possible acquisitions and the integration of technologies or businesses; and

•	the effect of amortization of deferred compensation and purchased intangibles resulting from existing or new transactions.

On July 12, 2004 we hired a new Senior Vice President of Worldwide Sales. While we believe we have strengthened our executive team and the overall organization, a recent high level of attrition in our sales group could adversely affect our sales. In addition, the integration of new personnel into our sales organization, including our new Senior Vice President, will take time and the impact of their addition to Extreme Networks may not be realized in the near term.

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

The pricing policies of our competitors impact the overall demand for our products and services. Some of our competitors are capable of operating at significant losses for extended periods of time, increasing pricing pressure on our products and services. If we do not maintain competitive pricing, the demand for our products and services, as well as our market share, may decline. From time to time, we may lower the prices of our products and services. When this happens, if we are unable to reduce our component costs or improve operating efficiencies, our revenues and margins are adversely affected.

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

When Our Products Contain Undetected Software or Hardware Errors, We Incur Significant Unexpected Expenses and Could Lose Sales

Network products frequently contain undetected software or hardware errors when new products or new versions or updates of existing products are released to the marketplace. In the past, we have experienced such errors in connection with new products and product upgrades. We have experienced component problems that caused us to incur higher than expected warranty and service costs and expenses, and to take an accrual for anticipated expenses. Such expenses adversely affected our recent results. We have undertaken extensive efforts to address these issues; however until these programs are completed, these expenses are expected to exceed normal levels. In the future, we expect that, from time to time, such errors or component failures will be found in new or existing products after the commencement of commercial shipments. These problems have adversely affected our business and may have a material adverse effect on our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems. Further, if products are not accepted by customers due to such defects, and such returns exceed the amount we accrued for defect returns based on our historical experience, our operating results would be adversely affected.

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

We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Grow Our International Sales Depends on Successfully Expanding Our International Operations

International sales constitute a significant portion of our net revenues. Our ability to grow will depend in part on the continued expansion of international sales. Sales to customers outside of the United States accounted for approximately 61%, 60% and 67% of our net revenues, respectively, for fiscal 2004, fiscal 2003 and fiscal 2002. Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

•	longer accounts receivable collection cycles;

•	difficulties in managing operations across disparate geographic areas;

•	difficulties associated with enforcing agreements through foreign legal systems;

•	the payment of operating expenses in local currencies, which exposes us to risks of currency fluctuations;

•	higher credit risks requiring cash in advance or letters of credit;

•	difficulty in safeguarding intellectual property;

•	political and economic turbulence;

•	potential adverse tax consequences; and

•	unexpected changes in regulatory requirements, including compliance with U.S. and foreign export laws and regulations.

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

Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment

At June 27, 2004, no customer accounted for more than 10% of our accounts receivable balance. Some of our customers are forecasting that their revenue for the foreseeable future will generally be lower than originally anticipated. Some of these customers are experiencing, or are likely to experience, serious cash flow problems and, as a result, may find it increasingly difficult to obtain financing, if financing is available at all. If our customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment of, the amounts that they owe us. In particular, sales to the service provider market are especially volatile and continued declines or delays in sale orders from this market may harm our financial condition. Furthermore, they may not order as many products from us as originally forecast, or cancel orders with us entirely. The inability of some of our potential customers to pay us for our products may adversely affect our cash flow, the timing of our revenue recognition and the amount of revenue, which may cause our stock price to decline.

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

In particular, the networking industry has been characterized by the successive introduction of new technologies or standards that have dramatically reduced the price and increased the performance of switching equipment. To remain competitive, we need to introduce products in a timely manner that incorporate, or are compatible with, these emerging technologies. We are particularly dependent upon the successful introduction of new products. We cannot ensure that any new products we introduce will be commercially successful. We have experienced delays in releasing new products and product enhancements in the past that resulted in lower quarterly revenue than anticipated. We may experience similar delays in product development and releases in the future, and any delay in product introduction could adversely affect our ability to compete, causing our operating results to be below our expectations or the expectations of public market analysts or investors.

Our Limited Ability to Protect Our Intellectual Property May Adversely Affect Our Ability to Compete

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, we cannot ensure that the actions we have taken will adequately protect our intellectual property rights or that other parties will not independently develop similar or competing products that do not infringe on our patents. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise misappropriate or use our products or technology, which would adversely affect our ability to compete.

Claims of Infringement by Others May Increase and the Resolution of such Claims May Adversely Affect our Ability to Compete and Our Operating Results

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the issuance of new patents as a rapid pace, it is not possible to determine in advance if a product or component might infringe the patent rights of others. Because of the potential for courts awarding substantial damages and the lack of predictability of such awards, it is not uncommon for companies in our and similar industries to settle even potentially unmeritorious claims with very substantial amounts. We expect to increasingly be subject to infringement claims asserted by third parties as the numbers of products and competitors in the market for network switches grow and product functionality overlaps.

We are actively involved in disputes and licensing discussions with, and have received notices from, others regarding their claimed proprietary rights, and as the functionality and features of our products expands, these disputes and discussions could increase or become harder to resolve. The corporations with whom we have or could have disputes or discussions include corporations with extensive patent portfolios and substantial financial assets who are actively engaged in programs to generate substantial revenues from their patent portfolios, and who are seeking or may seek significant payments or royalties from us and others in our industry. We cannot ensure that we will always be able successfully to defend ourselves against such claims or conclude licensing discussions on favorable terms. If we are found to infringe the proprietary rights of others, or if we otherwise settle such claims or enter into licensing arrangement to resolve potential disputes, we could be compelled to pay damages, royalties or other payments and either obtain a license to those intellectual property rights or alter our products so that they no longer infringe upon such proprietary rights. Any license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. Litigation resulting from claims that we are infringing the proprietary rights of others has resulted and could in the future result in substantial costs and a diversion of resources, and could have a material adverse effect on our business, financial condition and results of operations. Due to the number of companies with extensive patent portfolios in our industry who are or may be actively involved in licensing programs, we believe that even if we do not infringe any patents, we will incur significant expenses in the future due to disputes or licensing negotiations, though the amounts can not be determined. We cannot assure you that any such expenses will not be material or otherwise adversely affect our operating results.

We Are Engaged in Litigation Regarding Intellectual Property Rights, and an Adverse Outcome Could Harm Our Business and Require Us to Incur Significant Costs

We have received notice from several companies alleging that we may be infringing their patents. One of these companies, Lucent Technologies, Inc., filed a claim against us alleging patent infringement, and we are in litigation as of the date of this filing. Following examination of this claim, we believe it is without merit and we have responded accordingly. Without regard to the merits of this or any other claim, if judgments by a court of law on this or any other claim received in the future were to be upheld, or if we were otherwise to agree to the settlement of such claims, the consequences to us may be severe and could require us, among other actions to:

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

If a Key Reseller, Distributor, or Other Significant Customer Cancels or Delays a Large Purchase, Our Net Revenues May Decline and the Price of Our Stock May Fall

To date, a limited number of resellers, distributors and other customers have accounted for a significant portion of our revenue. While no distributor or customer has accounted for 10% or more of revenue in the current fiscal year, sales to Westcon Corp, Tech Data Corporation and Hitachi Cable Ltd., represent a high percentage of our sales and these customers have individually accounted for 10% or more of revenue in prior periods. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected.

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

We Purchase Several Key Components for Products From Single or Limited Sources and Could Lose Sales if These Suppliers Fail to Meet Our Needs

We currently purchase several key components used in the manufacture of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. Certain components such as tantalum capacitors, static random access memory, or SRAM, dynamic random access memory, or DRAM, and printed circuit boards, have been in the past, and may in the future be, in short supply. We have encountered, and are likely in the future to encounter, shortages and delays in obtaining these or other components, and this could have a material adverse effect on our ability to meet customer orders. Our principal sole-source components include:

•	ASICs;

•	microprocessors;

•	programmable integrated circuits;

•	selected other integrated circuits;

•	custom power supplies; and

•	custom-tooled sheet metal.

Our principal limited-source components include:

•	flash memories;

•	DRAMs and SRAMs; and

•	printed circuit boards.

We use our forecast of expected demand to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If forecasts exceed orders, we may have excess and/or obsolete inventory on hand or under non-cancelable purchase commitments that could have a material adverse effect on our operating results and financial condition. If orders exceed forecasts, we may have inadequate supplies of certain materials and components, which could have a material adverse effect on our operating results and financial condition. We do not have agreements fixing long-term prices or minimum volume requirements from suppliers. From time to time we have experienced shortages and allocations of certain components, resulting in delays in filling orders. Qualifying new suppliers to compensate for such shortages may be time-consuming and costly, and may increase the likelihood of errors in design or production. In addition, during the development of our products, we have experienced delays in the prototyping of our chipsets, which in turn has led to delays in product introductions. We cannot ensure that similar delays will not occur in the future. Furthermore, we cannot ensure that the performance of the components as incorporated in our products will meet the quality requirements of our customers.

Our Dependence on One Contract Manufacturer for All of Our Manufacturing Requirements Could Harm Our Operating Results

If the demand for our products grows, we will need to increase our material purchases, contract manufacturing capacity, and internal test and quality functions. Any disruptions in product flow could limit our revenue, adversely affect our competitive position and reputation, and result in additional costs or cancellation of orders under agreements with our customers.

We rely on an independent contractor to manufacture our products. The sole company we currently utilize for the manufacture of our products is Flextronics International, Ltd., located in San Jose, California and Guadalajara, Mexico. Our commitment with Flextronics is formalized through a one-year contract. We have experienced delays in product shipments from contract manufacturers in the past, which in turn delayed product shipments to our customers. These or similar problems may arise in the future, such as products of inferior quality, insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results.

We do not know whether we will effectively manage our contract manufacturer or that this manufacturer will meet our future requirements for timely delivery of products of sufficient quality and quantity. We intend to introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturer. The inability of our contract manufacturer to provide us with adequate supplies of high-quality products may cause a delay in our ability to fulfill orders and may have a material adverse effect on our business, operating results and financial condition. Moreover, our current dependence on a single manufacturer makes us particularly vulnerable to these risks.

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

If We Do Not Adequately Manage and Evolve Our Financial Reporting and Managerial Systems and Processes, Our Ability to Manage and Grow Our Business May Be Harmed

Our ability to successfully implement our business plan and comply with regulations requires an effective planning and management process. We need to continue improving our existing, and implement new, operational and financial systems, procedures and controls. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis, or to forecast future results. In addition, rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control systems, and attestation of these systems by our independent auditors. We are currently undergoing a review of our internal control systems and procedures and considering improvements that will be necessary in order for us to comply with the requirements of Section 404 by the end of 2004. This process will require us to hire additional personnel and retain outside advisory services and will result in additional accounting and legal expenses, which we has and may continue to cause our operating expenses to increase. In addition, the evaluation and attestation processes required by Section 404 are new and untested, and we may encounter problems or delays in completing the implementation of improvements and receiving a favorable review and attestation by our independent auditors.

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

In addition, various accounting rules and regulations have been established over the recent past relating to revenue recognition. These regulations frequently require judgments in their application, and are subject to numerous subsequent clarifications and interpretations, some of which may require changes in the way we recognize revenue and may require restatement of prior period revenue and results.

Our Business Substantially Depends Upon the Continued Growth of the Internet and Internet-Based Systems

A substantial portion of our business and revenue depends on growth of the Internet and on the deployment of our products by customers that depend on the continued growth of the Internet. As a result of the recent economic slowdown and reduction in capital spending, which have particularly affected telecommunications service providers, spending on Internet infrastructure has declined, which has materially harmed our business. To the extent that the recent economic slowdown and reduction in capital spending continue to adversely affect spending on Internet infrastructure, we could continue to experience material harm to our business, operating results, and financial condition.

Because of the rapid introduction of new products, and changing customer requirements related to matters such as cost-effectiveness and security, we believe that there could be certain performance problems with Internet communications in the future, which could receive a high degree of publicity and visibility. As we are a large supplier of networking products, our business, operating results, and financial condition may be materially adversely affected, regardless of whether or not these problems are due to the performance of our own products. Such an event could also result in a material adverse effect on the market price of our common stock independent of direct effects on our business.

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

We have executed a settlement agreement presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Extreme Network Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Extreme

Networks Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of the Court, which cannot be assured. If the settlement is not approved, we cannot assure you that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

In addition, we may become subject to other types of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could materially and adversely affect our business.

Our Headquarters and Some Significant Supporting Businesses Are Located in Northern California and Other Areas Subject to Natural Disasters That Could Disrupt Our Operations and Harm Our Business

Our corporate headquarters are located in Silicon Valley in Northern California. Historically, this region has been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economy and posed physical risks to our property. We have a contract manufacturer located in Northern California and in Mexico where similar natural disasters and other risks may disrupt the local economy and pose physical risks to our property and the property of our contract manufacturer.

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

If We Lose Key Personnel or are Unable to Hire Additional Qualified Personnel as Necessary, We May Not Be Able to Successfully Manage Our Business or Achieve Our Goals

Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, service and operations personnel, many of whom would be difficult to replace. We do not have employment contracts with these individuals nor do we carry life insurance on any of our key personnel.

We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, service, finance and operations personnel. The market for these personnel is competitive, especially in the San Francisco Bay Area, and we have had difficulty in hiring employees, particularly engineers, in the timeframe we desire. In addition, retention has become more difficult for us and other public technology companies as a result of the stock market decline, which caused the price of many of our employees’ stock options to be above the current market price of our stock and we have recently experienced a high level of attrition, particularly in our sales personnel, including our senior vice president of Worldwide Sales and others. There can be no assurance that we will be successful in attracting and retaining our key personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring desired personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as new product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. We have from time to time been involved in claims like this with other companies and, although to date they have not resulted in material litigation, we do not know whether we will be involved in additional claims in the future as we seek to hire and retain qualified personnel or that such claims will not result in material litigation. We could incur substantial costs in litigating any such claims, regardless of the merits.

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

These actions could have a material adverse effect on our operating results or the price of our common stock. Moreover, even if we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. This is particularly relevant in cases where it is necessary to integrate new types of technology into our existing portfolio and new types of products may be targeted for potential customers with which we do not have pre-existing relationships. Acquisitions and investment activities also entail numerous risks, including:

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

We cannot ensure that we will be able to successfully integrate any businesses, products, technologies, or personnel that we might acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

We Have Entered into Long-Term Lease Agreements for Several Facilities that are Currently Vacant and May be Difficult to Sublease due to Current Real Estate Market Conditions

We have certain long-term real estate lease commitments carrying future obligations for non-cancelable lease payments. Reductions in our workforce and the restructuring of operations since fiscal 2002 have resulted in the need to consolidate certain of these leased facilities, located primarily in Northern California, for which we recorded excess facilities charges of approximately $6.5 million in fiscal 2004, $9.6 million in fiscal 2003 and $25.4 million in fiscal 2002. For more information, see Note 12 of Notes to Consolidated Financial Statements. We continue to attempt to sublease certain of these facilities and have estimated the amount of sublease income to offset the carrying costs of these facilities when establishing our excess facilities charges. However, we may not be able to sublease these facilities at the times or on the terms we anticipated when we took the excess facilities charge and therefore if the market does not improve, we may incur additional charges in the future. In addition, we may incur additional charges for excess facilities as a result of additional reductions in our workforce or future restructuring of operations. We will continue to be responsible for all carrying costs of these facilities until such time as we can sublease these facilities or terminate the applicable leases based on the contractual terms of the lease agreements, and these costs may have an adverse effect on our business, operating results and financial condition.

Our Stock Price Has Been Volatile In the Past and Our Stock Price and the Price of the Notes May Significantly Fluctuate in the Future

In the past, our common stock price has fluctuated significantly. This could continue as we or our competitors announce new products, our results or those of our customers or competition fluctuate, conditions in the networking or semiconductor industry change, or when investors, change their sentiment toward stocks in the networking technology sector.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents, short-term investments, marketable securities and long-term debt that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 27, 2004 and June 29, 2003. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
June 27, 2004:
Included in cash and cash equivalents	$470			$470	$470
Weighted average interest rate	0.97%
Included in short-term investments	$71,355	$90,723		$162,078	$162,078
Weighted average interest rate	1.96%	2.71%
Included in marketable securities			$204,430	$204,430	$204,430
Weighted average interest rate			2.32%
Long-term debt			$200,000	$200,000	$181,900
Weighted average interest rate			3.50%

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
June 29, 2003:
Included in cash and cash equivalents	$9,203			$9,203	$9,203
Weighted average interest rate	0.99%
Included in short-term investments	$98,445	$20,832		$119,277	$119,277
Weighted average interest rate	1.28%	2.77%
Included in marketable securities			$238,540	$238,540	$238,540
Weighted average interest rate			2.59%
Long-term debt			$200,000	$200,000	$180,056
Weighted average interest rate			3.50%

Exchange Rate Sensitivity

Currently, substantially all of our sales and the majority of our expenses are denominated in United States dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the year ended June 27, 2004 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant, in part because of our foreign exchange risk management process discussed below.

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). At June 27, 2004, these forward foreign currency contracts had a notional principal amount of $5.2 million (fair value of $100). These contracts have maturities of less than 60 days.

Additionally, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS 133. At June 27, 2004, we held foreign currency forward contracts with a notional principal amount of $2.6 million (fair value of $115,000). These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction gains and losses from operations, including the impact of hedging, were a loss of $0.5 million in fiscal 2004, a gain of $0.4 million in fiscal 2003 and a loss of $0.3 million in fiscal 2002.

Investments in Equity Securities

We have historically made investments in several privately held companies. These nonmarketable investments are accounted for under the cost method, as ownership is less than 20 percent and we do not have the ability to exercise significant influence over the operating, financing and investing activities of the investee companies. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. It is possible that we could lose our entire initial investment in these companies. As a part of management’s process of regularly reviewing these investments for impairment, we recorded write-downs of $0.2 million and $9.7 million on certain investments, which were determined to be other than temporarily impaired in fiscal 2003 and fiscal 2002, respectively. At June 27, 2004, the carrying value of our remaining investments was zero.

Item 8. Financial Statements and Supplementary Data

EXTREME NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	June 27, 2004	June 29, 2003
ASSETS
Current assets:
Cash and cash equivalents	$59,164	$44,340
Short-term investments	162,078	119,277
Accounts receivable, net of allowance for doubtful accounts of $1,378 ($2,331 in fiscal 2003)	32,998	26,794
Inventories	25,889	18,710
Deferred income taxes	886	609
Prepaid expenses and other current assets	7,165	16,269

Total current assets	288,180	225,999
Property and equipment, net	59,767	73,767
Marketable securities	204,430	238,540
Other assets	26,896	11,951

Total assets	$579,273	$550,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,995	$19,020
Accrued compensation and benefits	15,827	14,665
Restructuring liabilities	6,085	6,812
Lease liability	2,355	4,396
Accrued warranty	8,297	10,200
Deferred revenue	53,674	48,298
Other accrued liabilities	22,921	25,317

Total current liabilities	128,154	128,708

Restructuring liabilities, less current portion	20,478	21,358
Deferred income taxes	762	673
Long-term deposit	321	282
Convertible subordinated notes	200,000	200,000

Commitments and contingencies (Note 4)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series; 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 750,000,000 shares authorized; 120,423,000 issued and outstanding (116,568,000 in fiscal 2003) and capital in excess of par value	687,216	652,091
Deferred stock compensation	(69)	(1,708)
Accumulated other comprehensive income (loss)	(2,388)	2,306
Accumulated deficit	(455,201)	(453,453)

Total stockholders’ equity	229,558	199,236

Total liabilities and stockholders’ equity	$579,273	$550,257

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	June 27, 2004	June 29, 2003	June 30, 2002
Net revenues:
Product	$303,293	$324,727	$407,394
Service	48,555	38,549	34,215

Total net revenues	351,848	363,276	441,609

Cost of revenues:
Product	137,106	172,069	*
Service	35,546	40,852	*

Total cost of revenues	172,652	212,921	257,639

Gross margin:
Product	166,187	152,658	*
Service	13,009	(2,303)	*

Total gross margin	179,196	150,355	183,970

Operating expenses:
Sales and marketing	93,220	102,472	117,855
Research and development	58,105	58,004	61,490
General and administrative	29,604	25,733	26,922
Impairment of acquired intangible assets	—	1,021	89,752
Amortization of deferred stock compensation	1,061	723	10,184
Amortization of goodwill	—	—	33,546
Amortization of purchased intangible assets	—	—	3,642
Restructuring charge	6,487	15,939	73,570
Property and equipment write-off	—	12,678	—

Total operating expenses	188,477	216,570	416,961

Operating loss	(9,281)	(66,215)	(232,991)
Interest income	8,584	11,069	11,748
Interest expense	(6,982)	(7,058)	(4,509)
Other income (expense), net	9,107	(190)	(11,050)

Income (loss) before income taxes	1,428	(62,394)	(236,802)
Provision for (benefit from) income taxes	3,176	134,786	(52,840)

Net loss	$(1,748)	$(197,180)	$(183,962)

Net loss per share — basic and diluted	$(0.01)	$(1.71)	$(1.63)

Shares used in per share calculation — basic and diluted	118,348	115,186	112,925

*	Cost of revenue and gross margin are presented in total for the year ended June 30, 2002 since Extreme Networks did not track product and service cost of revenue separately in that year.

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	June 27, 2004	June 29, 2003	June 30, 2002
Cash flows from operating activities:
Net loss	$(1,748)	$(197,180)	$(183,962)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	20,141	25,929	31,382
Amortization of goodwill	—	—	33,546
Amortization of purchased intangible assets	—	—	3,642
Impairment of acquired intangible assets	—	1,021	89,752
Provision for doubtful accounts	(200)	—	3,913
Provision for excess and obsolete inventory	1,252	300	7,596
Deferred income taxes	(188)	133,563	(56,771)
Tax benefits from employee stock transactions	—	—	1,055
Amortization of warrant	5,044	—	—
Restructuring charge	6,487	15,939	73,095
Property and equipment write-off	—	12,678	—
Amortization of deferred stock compensation	1,061	723	10,184
Equity share of affiliate losses and write-down of investments	—	250	9,657
Compensation expense for options granted to consultants	—	—	631
Changes in operating assets and liabilities; excluding impact of acquisitions:
Accounts receivable	(6,004)	24,550	7,954
Inventories	(8,431)	5,617	28,306
Prepaid expenses and other current assets, and Other assets	11,814	(2,818)	(4,760)
Accounts payable	(25)	(10,195)	(6,675)
Accrued compensation and benefits	1,162	(135)	(1,227)
Restructuring liabilities	(7,972)	(6,579)	(3,278)
Lease liability	(2,041)	(3,667)	(1,863)
Accrued warranty	(1,903)	1,145	6,098
Deferred revenue	5,376	7,526	15,235
Other accrued liabilities	(2,396)	1,404	(43,047)
Long-term deposit	39	10	6

Net cash provided by operating activities	21,468	10,081	20,469

Cash flows from investing activities:
Capital expenditures	(6,263)	(14,716)	(82,819)
Purchases of investments	(306,365)	(582,910)	(390,911)
Proceeds from sales and maturities of investments	292,980	553,775	247,546
Payments for acquisitions, net of cash acquired, and other investments	—	—	(14,920)

Net cash used in investing activities	(19,648)	(43,851)	(241,104)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	13,004	6,280	11,206
Proceeds from issuance of convertible subordinated notes, net	—	—	193,537

Net cash provided by financing activities	13,004	6,280	204,743

Net increase (decrease) in cash and cash equivalents	14,824	(27,490)	(15,892)
Cash and cash equivalents at beginning of year	44,340	71,830	87,722

Cash and cash equivalents at end of year	$59,164	$44,340	$71,830

Supplemental disclosure of cash flow information:
Interest paid	$7,060	$7,058	$3,848
Cash paid for income taxes	$2,612	$3,696	$3,598

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock and capital in excess of par value		Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at July 1, 2001	113,416	$640,655	$(20,351)	$769	$(72,311)	$548,762
Components of comprehensive loss:
Net loss	—	—	—	—	(183,962)	(183,962)
Change in unrealized gain on investments	—	—	—	1,091	—	1,091
Change in unrealized loss on derivatives	—	—	—	(113)	—	(113)
Foreign currency translation adjustment	—	—	—	104	—	104

Total comprehensive loss						(182,880)

Exercise of options to purchase common stock, net of repurchases	901	3,421	—	—	—	3,421
Issuance of common stock under employee stock purchase plan	713	7,785	—	—	—	7,785
Tax benefit from employee stock transactions	—	1,055	—	—	—	1,055
Stock compensation for options granted to consultants	—	631	—	—	—	631
Amortization of deferred stock compensation	—	—	10,184	—	—	10,184

Balances at June 30, 2002	115,030	653,547	(10,167)	1,851	(256,273)	388,958
Components of comprehensive loss:
Net loss	—	—	—	—	(197,180)	(197,180)
Change in unrealized gain on investments, net of tax expense of $1,407	—	—	—	448	—	448
Change in unrealized gain on derivatives	—	—	—	114	—	114
Foreign currency translation adjustment	—	—	—	(107)	—	(107)

Total comprehensive loss						(196,725)

Exercise of options to purchase common stock, net of repurchases	230	783	—	—	—	783
Issuance of common stock under employee stock purchase plan	1,308	5,497	—	—	—	5,497
Forfeiture of stock options	—	(7,736)	7,736	—	—	—
Amortization of deferred stock compensation	—	—	723	—	—	723

Balances at June 29, 2003	116,568	652,091	(1,708)	2,306	(453,453)	199,236
Components of comprehensive loss:
Net loss	—	—	—	—	(1,748)	(1,748)
Change in unrealized gain on investments, net of tax expense of $410	—	—	—	(5,160)	—	(5,160)
Change in unrealized gain on derivatives	—	—	—	(1)	—	(1)
Foreign currency translation adjustment	—	—	—	467	—	467

Total comprehensive loss						(6,442)

Exercise of options to purchase common stock, net of repurchases	1,455	7,452	—	—	—	7,452
Issuance of common stock under employee stock purchase plan	1,541	5,543	—	—	—	5,543
Issuance of warrant to Avaya	—	22,699	—	—	—	22,699
Exercise of warrant by Avaya	859	9	—	—	—	9
Forfeiture of stock options	—	(578)	578	—	—	—
Amortization of deferred stock compensation	—	—	1,061	—	—	1,061

Balances at June 27, 2004	120,423	$687,216	$(69)	$(2,388)	$(455,201)	$229,558

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Extreme Networks, Inc. (“Extreme Networks” or the “Company”) is a leading provider of network infrastructure equipment and markets its products primarily to business, governmental, health care and educational customers with a focus on large corporate enterprises and metropolitan service providers on a global basis. We conduct our sales and marketing activities on a worldwide basis through a two-tier distribution channel utilizing distributors, resellers and our field sales organization. Extreme Networks was incorporated in California in 1996 and reincorporated in Delaware in 1999.

2. Basis of Presentation and Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is a 52/53-week fiscal accounting year that closes on the Sunday closest to June 30th every year. Fiscal 2004, fiscal 2003 and fiscal 2002 were 52-week fiscal years. All references herein to “fiscal 2004” or “2004” represent the fiscal year ended June 27, 2004.

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

Assets and liabilities of foreign operations are translated to United States dollars at current rates of exchange, and revenues and expenses are translated using average rates. Foreign currency transaction losses from operations, including the impact of hedging, were $0.5 million in fiscal 2004. Foreign currency transaction gains from operations, including the impact of hedging, were $0.4 million in fiscal 2003. Foreign currency transaction losses from operations, including the impact of hedging, were $0.3 million in fiscal 2002. Gains and losses from foreign currency translation are included as a separate component of other comprehensive income (loss).

Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but are not limited to, the accounting for the allowances for doubtful accounts and returns reserves, inventory valuation, depreciation and amortization, impairment of purchased intangible assets and minority investments, warranty accruals, restructuring liabilities and income taxes. Actual results could differ materially from these estimates.

Reclassifications

We have reclassified $1.1 million of restructuring liabilities from current to long-term as of June 29, 2003 in order to conform to the fiscal 2004 presentation. This reclassification has not impacted previously reported revenues, operating loss or net loss. During fiscal 2003, revenue from service arrangements increased to greater than 10% of total net revenues, requiring us to separately report product and service revenues. In order to separately state cost of revenues related to product and service revenues, we reclassified $23.1 million of service expenses that had previously been included in operating expenses for fiscal 2002.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

We derive the majority of our revenue from sales of our modular and stackable networking equipment, with the remaining revenue generated from service fees relating to the service contracts and training on our products. Our revenue recognition policy follows SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). We generally recognize product revenue from our Value-Added Resellers and end-users at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis. Service contracts typically range from one to five years. When sales arrangements contain multiple deliverables such as hardware, service contracts and other services, we determine whether the deliverables represent separate units of accounting and then allocate revenue to each unit of accounting based on its relative fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). We recognize revenue for each unit of accounting when the revenue recognition criteria for each unit of accounting are met in accordance with SAB 104. EITF 00-21 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities and is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted EITF 00-21 prospectively and the adoption of EITF 00-21 did not have a material impact on our results of operations or financial position. Shipping costs are included in cost of product revenues.

We make certain sales to partners in two-tier distribution channels. The first tier consists of a limited number of independent distributors that sell primarily to resellers and, on occasion, to end-user customers. We defer recognition of revenue on all sales to these distributors until the distributors sell the product, as evidenced by a monthly sales-out report that the distributors provide to us. We grant these distributors the right to return a portion of unsold inventory to us for the purpose of stock rotation, provide them with credits for changes in selling prices, and allow them to participate in cooperative marketing programs. Cooperative advertising expenses are recorded as marketing expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. The second tier of the distribution channel consists of a large number of third-party resellers that sell directly to end-users and are not granted return privileges, except for defective products during the warranty period. We reduce product revenue for certain price protection rights that may occur under contractual arrangements we have with our customers.

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

To date, all marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported net-of-tax as a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are recorded in interest income. Declines in value on available-for-sale securities judged to be other than temporary are recorded in other income (expense), net. Marketable securities are presumed to be impaired if the fair value is less than the cost basis continuously for six months, absent compelling evidence to the contrary. The cost of securities sold is based on specific identification. Premiums and

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends.

We have made minority investments in privately held companies. Our interest in these companies was significantly less than 20% and, as such, we did not have the ability to exercise significant influence. We monitor our minority investments for other than temporary impairment and make appropriate reductions in carrying values when necessary. We recorded write-downs of $0.2 million, and $9.7 million during fiscal 2003 and fiscal 2002, respectively, related to impairments of our privately held investments. The carrying value of investments in privately held companies was zero as of June 27, 2004 and June 29, 2003.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments were as follows (in thousands):

	June 27, 2004		June 29, 2003
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$59,164	$59,164	$44,340	$44,340
Short-term investments	$162,078	$162,078	$119,277	$119,277
Marketable securities	$204,430	$204,430	$238,540	$238,540

Financial liabilities:
Convertible subordinated notes	$200,000	$181,900	$200,000	$180,056
Forward foreign currency contracts	$(115)	$(115)	$(121)	$(121)

The fair values of short-term investments and marketable securities are determined using quoted market prices for those securities or similar financial instruments. The fair value of the convertible subordinated notes due December 1, 2006 is estimated using quoted market prices.

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

We perform ongoing credit evaluations of our customers and generally do not require collateral in exchange for credit. We mitigate some collection risk by requiring most of our customers in the Asia-Pacific region, excluding Japan, to pay cash in advance or secure letters of credit when placing an order with us. No distributor or customer accounted for more than 10% of our net revenues in fiscal 2004. One distributor of our products, Tech Data Corporation, accounted for 11% and 15% of our net revenues in fiscal 2003 and fiscal 2002, respectively. No customer accounted for more than 10% of our accounts receivable balance at June 27, 2004 and one customer, Siemens Aktiengesellschaft, accounted for 11% of our accounts receivable balance as of June 29, 2003.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market, on a first-in, first-out basis. We write down our inventories based on estimated excess and obsolete inventories determined primarily by future demand forecasts. Inventories consist of (in thousands):

	June 27, 2004	June 29, 2003
Raw materials	$695	$100
Finished goods	25,194	18,610

Total	$25,889	$18,710

Sales to Distributors

We defer recognition of revenue on all sales to distributors until the distributor successfully resells the product, typically to an authorized Value-Added Reseller. Distributors regularly provide us with reporting of their sales-out for this purpose. Until it is sold, inventory held by distributors is included in our reported finished goods inventory and was $5.1 million and $3.9 million at June 27, 2004 and June 29, 2003, respectively. The accounts receivable owed us by distributors, net of the deferred revenue from sales to distributors, is recorded in other current assets, as reflected in the following table (in thousands):

	June 27, 2004	June 29, 2003
Accounts receivable, net of allowance for doubtful accounts of $724 (zero in fiscal 2003)	$20,350	$20,881
Deferred revenue	(20,151)	(15,799)

Other current assets	$199	$5,082

Property and Equipment, Net

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

improvements is computed using the lesser of the remaining lease terms or three years. Property and equipment consist of the following (in thousands):

	June 27, 2004	June 29, 2003
Computer equipment	$50,454	$45,330
Land	20,600	20,600
Buildings	17,400	17,400
Software	29,795	28,928
Office equipment, furniture and fixtures	4,115	4,374
Leasehold improvements	6,109	5,650

	128,473	122,282
Less accumulated depreciation and amortization	(68,706)	(48,515)

Property and equipment, net	$59,767	$73,767

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

In accordance with SFAS 142, we performed the annual impairment review of our goodwill at the end of fiscal 2003. During this evaluation, we noted indicators that the carrying value of our goodwill might not be recoverable due to the prolonged economic downturn affecting our operations and revenue forecasts.

Under the first step of the SFAS 142 analysis, the fair value was determined based on the income approach, which estimates the fair value based on the future discounted cash flows. Based on the first step analysis, we determined that the carrying amount of our goodwill was in excess of its fair value. As such, we were required to perform the second step analysis since it failed the first step test, to determine the amount of the impairment loss. We completed the second step analysis in connection with the impairment review for fiscal 2003 and recorded an impairment charge for the remaining $1.0 million of goodwill.

The following table presents the impact of SFAS 142 on net loss and net loss per share had the standard been in effect in fiscal 2002 (in thousands, except per-share amounts):

Year Ended June 30, 2002
Net loss – as reported	$(183,962)
Adjustments:
Amortization of goodwill	33,546
Income tax effect	(11,741)

Net adjustments	21,805

Net loss – adjusted	$(162,157)

Net loss per share – basic and diluted – as reported	$(1.63)

Net loss per share – basic and diluted – adjusted	$(1.44)

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-lived assets, including purchased intangible assets other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At June 27, 2004, there were no purchased intangible assets recorded in our consolidated balance sheets.

Guarantees and Product Warranties

Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. We have determined that the requirements of FIN 45 apply to our standard product warranty and to indemnification obligations contained in commercial agreements, including customary intellectual property indemnification for our products contained in agreements with our resellers and end-users, to a guarantee of a lease obligation of one of our former contract manufacturers and to letters of credit issued under our line of credit.

The following table summarizes the activity related to our product warranty liability during fiscal 2004, fiscal 2003 and fiscal 2002:

	Year Ended
	June 27, 2004	June 29, 2003	June 30, 2002
Balance beginning of period	$10,200	$9,055	$2,957
New warranties issued	11,791	15,496	10,319
Warranty expenditures	(13,694)	(14,351)	(4,221)

Balance end of period	$8,297	$10,200	$9,055

Our standard hardware warranty period is typically 12 months from the date of shipment to end-users and 14 months from the date of shipment to channel partners, which include resellers and distributors. Upon shipment of products to our customers, including both end-users and channel partners, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability in cost of product revenue for this amount. The determination of our warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust these accruals at each balance sheet date in accordance with changes in these factors. There have been no changes in these estimates for fiscal 2004, fiscal 2003 or fiscal 2002.

In the normal course of business to facilitate sales of our products, we indemnify our resellers and end-user customers with respect to certain matters. We have agreed to hold the customer harmless against losses arising from a breach of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material impact on our operating results or financial position.

Deferred Support Revenue

We offer renewable support arrangements, including extended warranty contracts, to our customers that range generally from one to five years. The change in our deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Year Ended
	June 27, 2004	June 29, 2003
Balance beginning of period	$44,220	$32,334
New support arrangements	49,918	43,012
Recognition of support revenue	(43,960)	(31,126)

Balance end of period	$50,178	$44,220

Other Accrued Liabilities

The following are the components of other accrued liabilities (in thousands):

	June 27, 2004	June 29, 2003
Accrued income taxes	$1,672	$1,197
Accrued indirect taxes	3,675	2,333
Accrued interest on subordinated debt	583	661
Other accrued liabilities	16,991	21,126

Total	$22,921	$25,317

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

Pro forma information regarding net income and earnings per share is required by SFAS 123. This information is required to be determined as if we had accounted for our employee stock options and shares issued under the 1999 Purchase Plan under the fair value method of that statement. The fair value of options granted in fiscal 2004, fiscal 2003 and fiscal 2002 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plan			Employee Stock Purchase Plan
	Year Ended			Year Ended
	June 27, 2004	June 29, 2003	June 30, 2002	June 27, 2004	June 29, 2003	June 30, 2002
Expected life	3.0 yrs	3.4 yrs	2.9 yrs	0.6 yrs	0.6 yrs	0.5 yrs
Risk-free interest rate	2.3%	2.3%	3.7%	1.3%	1.1%	2.1%
Volatility	77%	97%	111%	58%	86%	111%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. The weighted-average estimated per share fair value of options granted in fiscal 2004, fiscal 2003 and fiscal 2002 was $3.56, $3.41 and $7.95, respectively. The weighted-average estimated per share fair value of shares granted under the 1999 Purchase Plan in fiscal 2004, fiscal 2003 and fiscal 2002 was $2.17, $1.92 and $5.55, respectively. Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123. This information is required to be determined as if we had accounted for shares issued under all of our employee stock options and shares issued under the 1999 Purchase Plan under the fair value method of that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The following pro forma information sets forth our net loss and net loss per share assuming that we had used the SFAS 123 fair value method in accounting for employee stock options and purchases (in thousands, except per share amounts):

	Year Ended
	June 27, 2004	June 29, 2003	June 30, 2002
Net loss — as reported	$(1,748)	$(197,180)	$(183,962)
Add: APB 25 stock-based compensation expense, as reported	1,061	470	6,620
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(29,197)	(24,347)	(41,320)

Pro forma net loss	$(29,884)	$(221,057)	$(218,662)

Basic and diluted net loss per share:
As reported	$(0.01)	$(1.71)	$(1.63)

Pro forma	$(0.25)	$(1.92)	$(1.94)

Stock compensation expense for options granted to nonemployees has been determined in accordance with SFAS 123 and EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to nonemployees is remeasured as the underlying options vest.

Derivatives

We use derivative financial instruments to manage exposures to foreign currency. Our objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. We do not enter into derivatives for speculative or trading purposes. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates. The ineffective portion of the gain or loss is reported in other expense immediately. For a derivative not designated as a cash flow hedge, the gain or loss is recognized in other expense in the period of change together with the offsetting gain or loss on the hedged item attributed to the risk being hedged.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

Cooperative advertising obligations with customers are accrued and the costs expensed at the time the related revenue is recognized. All other advertising costs are expensed as incurred. Cooperative advertising expenses are recorded as marketing expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Advertising expenses were $1.4 million, $3.8 million and $6.0 million for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

Recently Issued Accounting Standards

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity (“VIE”) should be included in the consolidated financial statements of the entity. For arrangements entered into after January 31, 2003, FIN 46 was effective immediately. For arrangements entered into prior to February 1, 2003, FIN 46 was effective at the end of the period ending after December 15, 2003. In December 2003, FIN 46 was revised to require application in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. For all other types of variable interest entities, application was required for periods ending after March 15, 2004. The adoption of FIN 46, as revised, in fiscal 2004 did not have a material impact on our results of operations or financial condition.

Identification of Impaired Investments

In March 2004, the FASB approved the consensus reached on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). The objective EITF 03-1 is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. We have evaluated the impact of the adoption of EITF 03-1 and we do not believe the impact will be significant to our overall results of operations or financial position.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Available-for-Sale Securities

The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
June 27, 2004:
Money market funds	$470	$470	$—	$—
Foreign debt securities	9,124	9,129	45	(40)
U.S. corporate debt securities	222,416	221,420	507	(1503)
U.S. government agencies	74,715	73,824	14	(905)
U.S. municipal bonds	40,371	40,339	33	(65)
Market auction preferreds	21,796	21,796	—	—

	$368,892	$366,978	$599	$(2,513)

Classified as:
Cash equivalents	$470	$470	$—	$—
Short-term investments	161,654	162,078	525	(101)
Marketable securities	206,768	204,430	74	(2,412)

	$368,892	$366,978	$599	$(2,513)

June 29, 2003:
Money market funds	$9,203	$9,203	$—	$—
Foreign debt securities	3,201	3,322	121	—
U.S. corporate debt securities	193,268	196,402	3,249	(115)
U.S. government agencies	54,465	54,716	295	(44)
U.S. municipal bonds	96,219	96,369	170	(20)
Market auction preferreds	7,008	7,008	—	—

	$363,364	$367,020	$3,835	$(179)

Classified as:
Cash equivalents	$9,203	$9,203	$—	$—
Short-term investments	119,022	119,277	255	—
Marketable securities	235,139	238,540	3,580	(179)

	$363,364	$367,020	$3,835	$(179)

The amortized cost and estimated fair value of available-for-sale investments in debt securities at June 27, 2004, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$161,654	$162,078
Due in 1-2 years	116,155	115,123
Due in 2-5 years	90,613	89,307

Total investments in available for sale debt securities	$368,422	$366,508

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Commitments, Contingencies and Leases

Line of Credit

We have a revolving line of credit for $10.0 million with a major lending institution. Borrowings under this line of credit bear interest at the bank’s prime rate. As of June 27, 2004, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of June 27, 2004, we had letters of credit totaling $0.9 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of June 27, 2004. The line of credit expires on January 27, 2005.

Leases

As part of our business relationship with MCMS, Inc. (“MCMS”), a former contract manufacturer, we entered into a $9.0 million operating equipment lease for manufacturing equipment in September 2000 with a third-party financing company; we, in turn, subleased the equipment to MCMS. The equipment lease with the third-party financing company requires us to make monthly payments through September 2005 and to maintain specified financial covenants with which we were in compliance as of June 27, 2004. During the first quarter of fiscal 2002, due to the liquidity problems at MCMS and its voluntary filing for protection under Chapter 11, we recorded a charge of $9.0 million related to this lease. The liability, net of payments, related to this lease is included in lease liability on the consolidated balance sheets.

We lease office space for our various United States and international sales offices. We sublease certain of our leased facilities to third party tenants. Future annual minimum lease payments under all noncancelable operating leases and future rental income under all noncancelable subleases having initial or remaining lease terms in excess of one year at June 27, 2004 were as follows (in thousands):

	Future Lease Payments	Future Rental Income
Fiscal 2005	$9,753	$930
Fiscal 2006	7,767	57
Fiscal 2007	6,505	—
Fiscal 2008	3,598	—
Fiscal 2009	2,720
Thereafter	5,639	—

Total minimum payments	$35,982	$987

Rent expense was approximately $5.4 million, $6.3 million and $10.4 million for fiscal 2004, fiscal 2003 and fiscal 2002, respectively, net of sublease income of $0.3 million, $0.1 million and $2.0 million in the respective periods.

Purchase Commitments

We currently have arrangements with one contract manufacturer and other suppliers for the manufacture of our products. Our arrangements allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by us. We are obligated to the purchase of long lead-time component inventory that our contract manufacturer procures in accordance with the forecast, unless we give notice of order cancellation outside of applicable component lead-times. As of June 27, 2004, we had non-cancelable commitments to purchase approximately $23.0 million of such inventory during the first quarter of fiscal 2005.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We intend vigorously to defend against Lucent’s allegations. We answered Lucent’s complaint on July 16, 2003, denying infringement and asserting various affirmative defenses and counterclaims that seek judgment: (a) that Lucent’s complaint be dismissed and Lucent be denied all requested relief; (b) declaring that we do not infringe, induce infringement or contribute to the infringement of any valid and enforceable claim of the five patents, (c) that each of the five patents be declared invalid; (d) finding the case exceptional within the definition of 35 U.S.C. § 285; and (e) that Lucent pay our attorneys’ fees and costs.

The court has served the cases against Extreme Networks and Foundry. Discovery is proceeding. A claim construction hearing has been set for November 17, 2004. A pre-trial conference is set for January 14, 2005. No trial date has been set.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Section 10(a) and 20(a) of the Securities Exchange Act of 1934 against the remaining Extreme Networks Defendants and 59 other individual defendants, on the basis that the respective amended complaints alleged that the individuals sold stock.

We have executed a settlement agreement presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Extreme Network Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Extreme Networks Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of the Court, which cannot be assured. If the settlement is not approved, we cannot assure you that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters, including the specific matters discussed above, is currently not determinable, the ultimate costs to resolve these matters could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

6. Stockholders’ Equity

Preferred Stock

In April 2001, in connection with our Stockholders’ Rights Agreement, we authorized the issuance of preferred stock. The preferred stock may be issued from time to time in one or more series. The board of directors is authorized to provide for the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions on these shares. As of June 27, 2004, no shares of preferred stock were outstanding.

Warrants

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the warrant will become fully exercisable for all shares 90 days prior to the expiration of the warrant. Avaya exercised the warrant with respect to one third of the shares subject to the warrant on March 17, 2004 and, accordingly, approximately 859,000 shares of our common stock were issued to Avaya on that date.

Deferred Stock Compensation

During fiscal 2001, we recorded deferred stock-based compensation expense of $24.4 million associated with unvested stock options subject to forfeiture issued to employees assumed in acquisitions. These amounts are being amortized as charges to operations, using the graded method, over the vesting periods of the individual stock options, generally four years. Upon termination of an employee, the amount of expense recognized under the graded vesting method that is in excess of the amount actually earned is reversed. For the year ended June 29, 2003, we reversed $5.3 million of excess compensation expense (including $2.8 million related to forfeitures that occurred in prior years but which, due to oversight, were not accounted for until the fourth quarter of fiscal 2003) related to terminated employees. We do not believe the $2.8 million amount recorded in the fourth quarter of fiscal 2003 was material to the periods in which it should have been recorded. We recorded amortization of deferred stock compensation expense, net of reversals, of $1.1 million, $0.7 million and $10.2 million for fiscal 2004, 2003 and 2002, respectively. At June 27, 2004, Extreme had a total of approximately $0.1 million remaining to be amortized over the corresponding vesting period of each respective stock option.

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

Stock Option Exchange Program

On March 25, 2003, we filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission related to a voluntary stock option exchange program for our employees. Our executive officers, directors and sales executives who report directly to the Vice President, Worldwide Sales were not eligible to participate in this program. Under the program, eligible employees were given the opportunity to voluntarily cancel unexercised vested and unvested stock options previously granted to them that had an exercise price greater than $12.00. For each option for five shares tendered for cancellation, a new option for three shares was granted to employees who elected to participate in the option exchange program. In order to receive new stock options, an employee must have been employed by us or by one of our subsidiaries on October 23, 2003 when the replacement options were granted. Participants who elected to exchange any options were required to exchange all eligible options and were also required to exchange any other options granted to him or her in the previous six months. The replacement stock options vested 25% on October 23, 2003 and the remaining 75% of the replacement stock options vest monthly over 24 to 36 months based on the employee’s hire date. Options for approximately 11.0 million shares of common stock held by 570 employees were eligible for exchange under the program. Options for approximately 9.3 million shares of common stock held by 435 employees were accepted for exchange under this program and, accordingly, were canceled on April 22, 2003. Replacement options for approximately 5.1 million shares of commons stock were issued on October 23, 2003 at an exercise price of

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$7.07 per share, which was the fair market value of our common stock on October 23, 2003. The stock option exchange program did not result in any stock compensation expense or variable accounting for replacement awards.

Comprehensive Income (Loss)

The activity of other comprehensive income (loss) was as follows (in thousands):

	Year Ended
	June 27, 2004	June 29, 2003	June 30, 2002
Unrealized gain on investments:
Change in net unrealized gain on investments	$(5,127)	$755	$1,292
Less: Net gain (loss) on investments realized and included in net loss	33	307	201

Net unrealized gain on investments	(5,160)	448	1,091
Unrealized gain (loss) on derivatives	(1)	114	(113)
Foreign currency translation adjustments	467	(107)	104

Other comprehensive income (loss)	$(4,694)	$455	$1,082

The following are the components of accumulated other comprehensive income (loss), net of tax (in thousands):

	June 27, 2004	June 29, 2003
Accumulated unrealized gain (loss) on investments, net of tax of $997 in fiscal 2004 and $1,407 in fiscal 2003	$(2,911)	$2,249
Accumulated unrealized gain on derivatives	—	1
Accumulated foreign currency translation adjustments	523	56

Accumulated other comprehensive income (loss)	$(2,388)	$2,306

7. Employee Benefit Plans

1999 Employee Stock Purchase Plan

In January 1999, the board of directors approved the adoption of Extreme Network’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 7,000,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to acquire shares of our common stock through periodic payroll deductions of up to 15% of total compensation. No more than 625 shares may be purchased on any purchase date per employee. Each offering period has a maximum duration of 12 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or on the last day of the respective purchase period. Through June 27, 2004, 4,350,833 shares had been purchased under the Purchase Plan.

Amended 1996 Stock Option Plan

In January 1999, the board of directors approved an amendment to the 1996 Stock Option Plan (the “1996 Plan”) to (i) increase the share reserve by 10,000,000 shares, (ii) to remove certain provisions which are required to be in option plans maintained by California privately-held companies and (iii) to rename the 1996 Plan as the “Amended 1996 Stock Option Plan.”

Under the 1996 Plan, which was originally adopted in September 1996, options may be granted for common stock, pursuant to actions by the board of directors, to eligible participants. A total of 56,387,867 shares have been reserved under the 1996 Plan. Options granted are exercisable as determined by the board of directors. Options vest

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

over a period of time as determined by the board of directors, generally four years. The term of the 1996 Plan is ten years. As of June 27, 2004, 17,568,952 shares were available for future grant under the 1996 Plan.

2000 Stock Option Plan

In March 2000, the board of directors adopted the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”). Options may be granted for common stock, pursuant to actions by the board of directors, to eligible participants. Generally, only non-officer employees are eligible to participate in this stock plan, except that options may be granted to officers under this plan in connection with written offers of employment. A total of 4,000,000 shares have been reserved under the 2000 Plan. Options vest over a period of time as determined by the board of directors, generally four years. The term of the 2000 Plan is ten years. As of June 27, 2004, 2,947,052 shares were available for future grant under the 2000 Plan.

2001 Stock Option Plan

In May 2001, the board of directors adopted the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”). Options may be granted for common stock, pursuant to actions by the board of directors, to eligible participants. Generally, only non-officer employees are eligible to participate in this stock plan, except that options may be granted to officers under this plan in connection with written offers of employment. A total of 4,000,000 shares have been reserved under the 2001 Plan. Options vest over a period of time as determined by the board of directors, generally four years. The term of the 2001 Plan is ten years. As of June 27, 2004, 1,321,059 shares were available for future grant under the 2001 Plan.

During fiscal 2004 and fiscal 2003, we granted restricted stock awards under the 2001 Plan for 31,750 and 85,000 shares of common stock, respectively, to a number of employees. The shares were placed in an escrow account and will be released to the recipients as the shares vest over periods of up to twenty-three months. If a participant terminates employment prior to the vesting dates, the unvested shares will be canceled and returned to the 2001 Plan. We recognize compensation expense on the awards based on an intrinsic value calculation as the shares vest. During fiscal 2004, 50,813 shares of common stock vested under these awards at market values ranging from $5.53 to $7.43 and we recognized approximately $345,000 in research and development expense and approximately $12,000 in sales and marketing expense based on the market value of the shares on the vesting dates.

The following table summarizes stock option activity under all plans:

	Number of Shares	Weighted- Average Exercise Price Per Share
Options outstanding at July 1, 2001	24,977,373	$27.69
Granted	13,029,329	$12.00
Exercised	(900,779)	$3.80
Canceled	(9,283,219)	$40.03

Options outstanding at June 30, 2002	27,822,704	$17.00
Granted	4,655,195	$5.37
Exercised	(229,701)	$4.02
Canceled	(20,340,656)	$20.24

Options outstanding at June 29, 2003	11,907,542	$7.18
Granted	13,899,622	$7.25
Exercised	(1,518,076)	$4.78
Canceled	(2,837,767)	$8.31

Options outstanding at June 27, 2004	21,451,321	$7.25

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2001, approximately 724,077 shares of our common stock were reserved for issuance under stock option plans that we assumed in connection with acquisitions. Options to purchase approximately 11,009 shares of common stock have been exercised under these assumed stock option plans as of June 27, 2004 but are subject to repurchase until vested.

The following table summarizes significant ranges of outstanding and exercisable options at June 27, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
		(In years)
$ 0.01 – 4.08	3,244,832	6.32	$2.95	2,046,863	$2.62
$ 4.25 – 6.42	2,823,149	8.49	$5.30	916,952	$5.54
$ 6.73 – 7.07	6,968,484	9.32	$7.06	2,409,118	$7.07
$ 7.14 – 8.05	3,060,131	8.97	$7.76	835,736	$7.62
$ 8.07 – 9.40	3,174,429	9.22	$8.36	787,388	$8.53
$ 9.56 – 56.00	2,180,296	7.44	$14.41	1,644,339	$15.34

$ 0.01 – 56.00	21,451,321	8.50	$7.25	8,640,396	$7.61

Options to purchase 5,326,577 shares were exercisable at June 29, 2003 with a weighted-average exercise price of $7.49.

401(k) Plan

We provide a tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan (the “Plan”), which covers our eligible employees. Pursuant to the Plan, employees may elect to reduce their current compensation up to the lesser of 80% or the statutorily prescribed limit of $13,000 for calendar year 2004. Effective January 1, 2004, employees age 50 or over may elect to contribute an additional $3,000. The amount of the reduction is contributed to the Plan on a pre-tax basis.

We provide for discretionary matching contributions as determined by the board of directors for each calendar year. As of September 2000, the board of directors set the match at $0.25 for every dollar contributed by the employee up to the first 4% of pay. The same level of match was continued during the 2001, 2002 and 2003 calendar years. All matching contributions vest immediately effective September 2000. In addition, the Plan provides for discretionary contributions as determined by the board of directors each year. Our matching contributions to the Plan totaled $504,557, $484,010 and $503,051 for fiscal 2004, fiscal 2003 and 2002, respectively. No discretionary contributions were made in fiscal 2004, fiscal 2003 or fiscal 2002.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Income Taxes

The provision for (benefit from) income taxes for fiscal 2004, fiscal 2003 and fiscal 2002 consisted of the following (in thousands):

	Year Ended
	June 27, 2004	June 29, 2003	June 30, 2002
Current:
Federal	$—	$—	$—
State	50	—	200
Foreign	2,923	2,631	2,876

Total current	2,973	2,631	3,076

Deferred:
Federal	372	109,517	(46,585)
State	37	23,167	(9,719)
Foreign	(206)	(529)	388

Total deferred	203	132,155	(55,916)

Provision for (benefit from) income taxes	$3,176	$134,786	$(52,840)

Pretax income from foreign operations was $6.7 million, $2.5 million and $8.9 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate (35 percent) to income (loss) before taxes is explained below (in thousands):

	Year Ended
	June 27, 2004	June 29, 2003	June 30, 2002
Tax at federal statutory rate (benefit)	$500	$(21,838)	$(82,881)
State income tax, net of federal benefit	57	15,059	(6,196)
Unbenefited foreign taxes	1,070	2,102	—
Unbenefited net operating losses	—	21,322	—
Tax credits	—	—	(1,079)
Valuation allowance	1,749	117,626	—
Foreign earnings taxed at other than US rates/ unbenefited foreign loss	(702)	—	232
Nondeductible goodwill	—	357	35,958
Deferred compensation	371	—	—
Other	131	158	1,126

Provision for (benefit from) income taxes	$3,176	$134,786	$(52,840)

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our deferred tax assets are as follows (in thousands):

	June 27, 2004	June 29, 2003
Deferred tax assets:
Net operating loss carryforwards	$80,707	$68,706
Tax credit carryforwards	14,715	13,926
Depreciation	21,801	16,135
Deferred revenue	7,881	8,711
Warrant amortization	16,199	21,408
Inventory allowances	2,500	3,173
Other reserves and accruals	17,048	19,521
Other	10,184	13,549

Total deferred tax assets	171,035	165,129
Valuation allowance	(169,886)	(163,127)

Total net deferred tax assets	1,149	2,002
Deferred tax liabilities — acquisition related intangibles and other	(1,025)	(2,066)

Net deferred tax assets (liabilities)	$124	$(64)

In fiscal 2004, our valuation allowance increased by $6.8 million to provide a valuation allowance against all of our federal and state deferred tax assets. The valuation allowance is determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (“SFAS 109”) which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Our losses in recent periods represented sufficient negative evidence to require a valuation allowance under SFAS 109. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

As of June 27, 2004, approximately $3.5 million of the valuation allowance for deferred taxes was attributable to the tax benefits of stock option deductions which will be credited to equity when realized.

As of June 27, 2004, we had net operating loss carryforwards for federal and state tax purposes of $227.5 million and $14.2 million, respectively. We also had federal and state tax credit carryforwards of $9.1 million and $8.7 million, respectively. Unused net operating loss and tax credit carryforwards will expire at various dates beginning in the years 2005 and 2007, respectively.

Utilization of the net operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

9. Disclosure about Segments of an Enterprise and Geographic Areas

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding geographic areas is as follows (in thousands):

	Year Ended
	June 27, 2004	June 29, 2003	June 30, 2002
Net revenues:
United States	$136,622	$144,066	$146,345
Europe, Middle East and Africa	93,700	90,303	97,774
Japan	77,600	82,916	145,203
Other	43,926	45,991	52,287

	$351,848	$363,276	$441,609

Substantially all of our assets were attributable to United States operations at June 27, 2004 and June 29, 2003.

10. Net Loss Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options, warrants and convertible subordinated notes. Dilutive earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings (loss) per share calculation plus the dilutive effect of shares subject to repurchase, options, warrants and convertible subordinated notes. Diluted net loss per share was the same as basic net loss per share in fiscal 2004, 2003 and fiscal 2002 because we had net losses in those periods. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended
	June 27, 2004	June 29, 2003	June 30, 2002
Net loss	$(1,748)	$(197,180)	$(183,962)

Weighted-average shares of common stock outstanding	118,450	115,742	114,321
Less: Weighted-average shares subject to repurchase	(102)	(556)	(1,396)

Weighted-average shares used in per share calculation — basic and diluted	118,348	115,186	112,925

Net loss per share — basic and diluted	$(0.01)	$(1.71)	$(1.63)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods (in thousands):

	Year Ended
	June 27, 2004	June 29, 2003	June 30, 2002
Stock options outstanding	2,177	1,567	3,206
Warrants outstanding	1,493	—	2,250
Unvested common stock subject to repurchase	102	556	1,396
Convertible subordinated notes	9,542	9,542	5,566

Total potential shares of common stock excluded from the computation of earnings per share	13,314	11,665	12,418

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Foreign Currency Hedging

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as amended and interpreted requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges must be recognized currently in earnings. Accordingly, we record the forward contracts used to manage foreign exchange exposures in prepaid expenses and other current assets on the consolidated balance sheets at fair value.

Foreign Exchange Exposure Management - We denominate global sales in US dollars. International sales subsidiaries generate operating expenses in foreign currencies. In the first quarter of fiscal 2002, we initiated a program of hedging forecasted and actual foreign currency risk with forward contracts to eliminate, reduce or transfer selected foreign currency risks that can be confidently identified and quantified. Hedges of anticipated transactions are designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly. As the critical terms of the forward contract and the underlying are matched at inception, forward contract effectiveness is calculated by comparing the cumulative change in the contract (on a forward to forward basis) to the change in fair value of the anticipated expense, with the effective portion of the hedge recorded in accumulated other comprehensive income (“OCI”). Values accumulated in OCI are subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates in the period the anticipated expense is recognized in income. Any ineffectiveness is recognized immediately in other expense. No ineffectiveness was recognized in other expense in fiscal 2004, fiscal 2003 or fiscal 2002.

Forward contracts used to hedge the remeasurement of non-functional currency monetary assets and liabilities are recognized in other expense currently to mitigate reported foreign exchange gains and losses.

12. Restructuring Charges, Property and Equipment Write-Off and Provision for Excess and Obsolete Inventory

Restructuring Charges

During fiscal 2004, we recorded restructuring charges of $6.5 million related to excess facilities. The excess facilities charge represents an increase to the charge initially recognized during the third quarter of fiscal 2002 as discussed below. The commercial real estate market has continued to deteriorate in fiscal 2004 and we have not been able to find suitable tenants to sublease these facilities. The lower projected sublease income has necessitated an increase in reserves that takes into consideration the unfavorable difference between lease obligation payments and projected sublease receipts. The actual cost could differ from this estimate, and additional facilities charges could be incurred if we are unsuccessful in negotiating reasonable termination fees on certain facilities, if facility operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities or if other estimates and assumptions change.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The excess facility charges of $25.4 million in fiscal 2002 are the result of our decision to permanently reduce occupancy or vacate certain domestic and international facilities. The estimated facilities costs were based on comparable rates for leases in the respective markets or estimated termination fees at that time. We anticipate that we will continue to make cash outlays to meet lease obligations for these facilities in accordance with their terms, unless estimates and assumptions change or we are able to negotiate acceptable lease terminations prior to the anticipated termination dates for the applicable leases. The asset impairment charge of $ 9.1 million represented the unamortized amount of the assets at the date a decision was made to discontinue use. These assets were not utilized subsequently or held for sale. They were either scrapped or abandoned.

Restructuring liabilities consist of (in thousands):

	Purchase of Leased Properties	Excess Facilities	Asset Impairments	Severance	Total
Charge in third quarter of fiscal 2002	$39,000	$25,432	$9,138	$—	$73,570
Write-offs	—	—	(9,138)	—	(9,138)
Cash payments	(39,000)	(2,011)	—	—	(41,011)

Balance at June 30, 2002	—	23,421	—	—	23,421
Charge in second quarter of fiscal 2003	—	9,576	1,893	2,718	14,187
Charge in fourth quarter of fiscal 2003	—	—	—	1,752	1,752
Write-offs	—	—	(1,893)	—	(1,893)
Cash payments	—	(6,579)	—	(2,718)	(9,297)

Balance at June 29, 2003	—	26,418	—	1,752	28,170
Charge in first quarter of fiscal 2004	—	876	122	(36)	962
Charge in fourth quarter of fiscal 2004	—	5,622	—	(97)	5,525
Write-offs	—	—	(122)	—	(122)
Cash payments	—	(6,353)	—	(1,619)	(7,972)

Balance at June 27, 2004	—	26,563	—	—	26,563
Less: current portion	—	6,085	—	—	6,085

Restructuring liabilities at June 27, 2004, less current portion	$—	$20,478	$—	$—	$20,478

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Provision for Excess and Obsolete Inventory

As a result of the rapid change in the market for networking products, we recorded $5.0 million and $39.2 million in charges for excess and obsolete inventory and non-cancelable purchase commitments in fiscal 2002 and fiscal 2001, respectively. The following is a summary of the additional excess inventory allowance from the third quarter of fiscal 2001 to June 27, 2004 (in thousands)

	Excess Inventory Allowance	Excess Inventory Benefit
Initial additional excess inventory and non-cancelable purchase commitments charge in the third quarter of fiscal 2001	$39,205	$—
Additional excess inventory charge in the first quarter of fiscal 2002	5,000	—

	44,205

Usage:
Inventory scrapped	(22,509)	—
Sale of inventory	(5,154)	4,776
Inventory utilized	(893)	—
Settlement of purchase commitments	(15,649)	—

	(44,205)	$4,776

Remaining excess inventory as of June 27, 2004	$—

13. Alliance with Avaya

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

Extreme Networks engaged an independent valuation firm to estimate the fair value of the warrant and to assist with the allocation of the fair value to the two agreements entered into. The independent valuation firm estimated the fair value of the warrant at $22.7 million which has been allocated $17.9 million to the Joint Development Agreement and $4.8 million to the distribution agreement based on the assumptions by management related to the projected revenue and expenses for the respective agreements.

The values assigned to the respective agreements are being amortized over a three-year period as the agreements span a three-year period. Management believes that it would not be prudent to assume there would be any benefit beyond the three-year period due to the nature of the industry it operates in. The amortization of the warrant cost related to the Joint Development Agreement charged as research and development expense was $4.0 million in fiscal 2004. The amortization related to the distribution agreement included as contra-revenue in product net revenue was $1.1 million in fiscal 2004.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Extreme Networks, Inc.

We have audited the accompanying consolidated balance sheets of Extreme Networks, Inc. as of June 27, 2004 and June 29, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 27, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Extreme Networks, Inc. at June 27, 2004 and June 29, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 27, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2003, Extreme Networks, Inc. changed its method of accounting for goodwill and other intangible assets in accordance with guidance provided in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ Ernst & Young LLP

Palo Alto, California

July 15, 2004

QUARTERLY FINANCIAL DATA

(In thousands, except share and per share amounts)

(unaudited)

	June 27, 2004 (1)	Mar. 28, 2004 (2)	Dec. 28, 2003 (3)	Sept. 28, 2003 (4)
Net revenue	$92,158	$88,874	$83,445	$87,371
Gross margin	$48,378	$45,473	$40,442	$44,903
Provision for (benefit from) income taxes	$2,027	$339	$(110)	$920
Net income (loss)	$2,349	$(1,106)	$(5,606)	$2,615
Net income (loss) per share — basic	$0.02	$(0.01)	$(0.05)	$0.02
Net income (loss) per share — diluted	$0.02	$(0.01)	$(0.05)	$0.02

	June 29, 2003 (5)	Mar. 30, 2003 (6)	Dec. 29, 2002 (7)	Sept. 29, 2002 (8)
Net revenue	$87,278	$85,213	$90,216	$100,569
Gross margin	$32,676	$33,920	$40,470	$43,289
Provision for (benefit from) income taxes	$154,081	$(4,105)	$(13,173)	$(2,017)
Net loss	$(167,090)	$(7,062)	$(18,995)	$(4,033)
Basic and diluted net loss per share	$(1.44)	$(0.06)	$(0.17)	$(0.04)

(1)	Net income and net income per share include amortization of deferred stock compensation of $0.1 million, restructuring charges for excess facilities of $5.5 million, cash settlement from vendors, net of related expenses, of $5.7 million and a refund of foreign consumption tax of $2.5 million.
(2)	Net loss and net loss per share include amortization of deferred stock compensation of $0.2 million.
(3)	Net loss and net loss per share include amortization of deferred stock compensation of $0.2 million.
(4)	Net income and net income per share include amortization of deferred stock compensation of $0.6 million, restructuring charges for excess facilities of $1.0 million, and settlement of litigation, net of related expenses, of $2.2 million.
(5)	Net loss and net loss per share include a benefit related to amortization of deferred stock compensation of $2.6 million, impairment of acquired intangible assets of $1.0 million and a $132.2 million charge included in our tax provision reflecting our provision of a full valuation allowance against deferred tax assets.
(6)	Net loss and net loss per share include amortization of deferred stock compensation of $1.0 million.
(7)	Net loss and net loss per share include amortization of deferred stock compensation of $1.0 million, restructuring charges of $14.2 million and property and equipment write-off of $12.7 million.
(8)	Net loss and net loss per share include amortization of deferred stock compensation of $1.3 million.

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

As required by Section 404 of the Sarbanes Oxley Act of 2002, we continue to test and evaluate our internal control procedures to determine whether our controls are designed and operating effectively. The requirements of

Section 404 have caused most public companies to substantially increase the documentation of internal controls and to implement additional controls. As a result of our testing and evaluation performed to date, we have noted that improvements could be made in the design or operation of our internal control structure. We believe adequate compensating controls exist in these areas; however, we are developing plans to implement improvements or additional control procedures. We have disclosed these matters to the audit committee of our board of directors and to our independent auditors. There were no significant changes to our internal controls during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from Extreme’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for Extreme’s 2004 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 10. Directors and Executive Officers of the Registrant

The information required by this section is incorporated by reference from the information in the section entitled “Proposal 1—Election of Directors” in the Proxy Statement. The required information concerning executive officers of Extreme is contained in the section entitled “Executive Officers of the Registrant” in Part I of this Form 10-K.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

Information with respect to Item 406 of Regulation S-K is incorporated by reference to the information contained in the section captioned “Code of Ethics” in the Proxy Statement.

Item 11. Executive Compensation

The information required by this section is incorporated by reference from the information in the sections entitled “Directors’ Compensation”, “Executive Compensation”, “Report of the Compensation Committee on Executive Compensation” and “Stock Price Performance Graph” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this section is incorporated by reference from the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K:

(1) Financial Statements:

Reference is made to the Index to Consolidated Financial Statements of Extreme Networks, Inc. under Item 8 in Part II of this Form 10-K.

(2) Financial Statement Schedules:

The following financial statement schedule of Extreme Networks, Inc. for the fiscal years ended June 27, 2004, June 29, 2003, and June 30, 2002 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Extreme Networks, Inc.

Page
Schedule II — Valuation and Qualifying Accounts	87

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number	Description of Document	INCORPORATED BY REFERENCE			Filed Herewith
		Form	Filing Date	Number
2.1	Form of Agreement and Plan of Merger between Extreme Networks, a California corporation, and Extreme Networks, Inc., a Delaware corporation.	S – 1/A	03/11/99	2.1

3.1	Certificate of Incorporation of Extreme Networks, Inc., a Delaware Corporation.	S – 1	02/05/99	3.1

3.2	Form of Certificate of Amendment of Certificate of Incorporation of Extreme Networks, Inc., a Delaware Corporation.	S – 1	02/05/99	3.2

3.4	Amended and Restated Bylaws of Extreme Networks, Inc.	8 – K/A	06/07/01	3.4

3.5	Restated Certificate of Incorporation of Extreme Networks, Inc.	10 – K	09/26/01	3.5

3.6	Certificate of Amendment of Restated Certificate of Incorporation of Extreme Networks, Inc.	10 – K	09/26/01	3.6

3.7	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock.	10 – K	09/26/01	3.7

4.1	Second Amended and Restated Rights Agreement dated January 12, 1998 between Extreme Network and certain stockholders.	S – 1	02/05/99	4.1

Exhibit Number	Description of Document	INCORPORATED BY REFERENCE			Filed Herewith
		Form	Filing Date	Number

4.2	Rights Agreement dated April 27, 2001 between Extreme Networks, Inc. and Mellon Investor Services LLC.	8 – K/A	06/07/01	4.2

4.3	Indenture, dated December 5, 2001 between Extreme Networks, Inc. and State Street Bank and Trust Company of California, N.A.	S – 3	02/26/02	4.3

4.4	Registration Rights Agreement dated December 5, 2001 between Extreme Networks, Inc. and Goldman Sachs & Co., as representative.	S – 3	02/26/02	4.4

4.5	Warrant to Purchase Common Stock issued to Avaya, Inc.	S – 3	01/28/04	4.1

10.1	Form of Indemnification Agreement for directors and officers.	S – 1	02/05/99	10.1

10.2*	Amended 1996 Stock Option Plan and forms of agreements thereunder.	S – 1	02/05/99	10.2

10.3*	1999 Employee Stock Purchase Plan.	S – 1	02/05/99	10.3

10.4*	2000 Nonstatutory Stock Option Plan.	10 – K	09/24/00	10.7

10.5	Exhibit 10.14 Lease agreement dated July 28, 2000 between San Tomas Properties LLC, a Delaware limited liability company, as Landlord, and Extreme Networks, Inc, a Delaware Corporation, as Tenant.	10 – Q	11/14/00	10.14

10.6	Purchase Agreement dated November 29, 2001 between Extreme Networks, Inc. and Goldman Sachs & Co., as representative.	S – 3	02/26/02	10.15

10.7	2001 Nonstatutory Stock Option Plan.	Schedule TO	10/31/01	(d)(9)

12.1	Statement re: Computation of Ratios.				X

21.1	Subsidiaries of Registrant.				X

23.1	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (see page 88 of this Form 10-K).				X

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1	Section 906 Certification of Chief Executive Officer.				X

32.2	Section 906 Certification of Chief Financial Officer.				X

*	Indicates management contract or compensatory plan or arrangement.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JUNE 27, 2004, JUNE 29, 2003, AND JUNE 30, 2002

(In thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Reversals to costs and expenses	Charged to other accounts	(Deductions)	Balance at end of period
Year Ended June 30, 2002:
Allowance for doubtful accounts	$1,942	$3,913	$—	$—	$(3,119)	$2,736
Allowance for returns reserve	$8,051	$8,687	$—	$—	$(7,776)	$8,962
Inventory valuation	$24,911	$7,596	$(4,776)	$—	$(9,664)	$18,067

Year Ended June 29, 2003:
Allowance for doubtful accounts	$2,736	$—	$(823)	$—	$418 *	$2,331
Allowance for returns reserve	$8,962	$—	$—	$—	$(5,358)	$3,604
Inventory valuation	$18,067	$402	$—	$—	$(10,140)	$8,329
Allowance for net deferred tax assets	$—	$163,127	$—	$—	$—	$163,127

Year Ended June 27, 2004:
Allowance for doubtful accounts	$2,331	$—	$(200)	$(724)	$(29)	$1,378
Allowance for returns reserve	$3,604	$1,818	$—	$—	$(3,196)	$2,226
Allowance for distributor doubtful accounts	$—	$—	$—	$724	$—	$724
Inventory valuation	$8,329	$1,252	$—	$—	$(3,216)	$6,365
Allowance for net deferred tax assets	$163,127	$6,759	$—	$—	$—	$169,886

*	The amount for the year ended June 29, 2003 is an increase due to the fact that we had net recoveries of amounts that were previously written-off in excess of current year write-offs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 3, 2004.

EXTREME NETWORKS, INC.
(Registrant)

By:	/s/ WILLIAM R. SLAKEY
William R. Slakey
Senior Vice President Chief Financial Officer September 3, 2004

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gordon L. Stitt and William R. Slakey, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ GORDON L. STITT	/s/ PROMOD HAQUE
Gordon L. Stitt President, Chief Executive Officer Chairman of the Board September 3, 2004	Promod Haque Director September 3, 2004

/s/ WILLIAM R. SLAKEY	/s/ BOB L. COREY
William R. Slakey Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer) September 3, 2004	Bob L. Corey Director September 3, 2004

/s/ CHARLES CARINALLI	/s/ HARRY SILVERGLIDE
Charles Carinalli Director September 3, 2004	Harry Silverglide Director September 3, 2004

/s/ KENNETH LEVY
Kenneth Levy Director September 3, 2004

EXHIBIT INDEX

		INCORPORATED BY REFERENCE			Filed Herewith
Exhibit Number	Description of Document	Form	Filing Date	Number
2.1	Form of Agreement and Plan of Merger between Extreme Networks, a California corporation, and Extreme Networks, Inc., a Delaware corporation.	S – 1/A	03/11/99	2.1

3.1	Certificate of Incorporation of Extreme Networks, Inc., a Delaware Corporation.	S – 1	02/05/99	3.1

3.2	Form of Certificate of Amendment of Certificate of Incorporation of Extreme Networks, Inc., a Delaware Corporation.	S – 1	02/05/99	3.2

3.4	Amended and Restated Bylaws of Extreme Networks, Inc.	8 – K/A	06/07/01	3.4

3.5	Restated Certificate of Incorporation of Extreme Networks, Inc.	10 – K	09/26/01	3.5

3.6	Certificate of Amendment of Restated Certificate of Incorporation of Extreme Networks, Inc.	10 – K	09/26/01	3.6

3.7	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock.	10 – K	09/26/01	3.7

4.1	Second Amended and Restated Rights Agreement dated January 12, 1998 between Extreme Network and certain stockholders.	S – 1	02/05/99	4.1

4.2	Rights Agreement dated April 27, 2001 between Extreme Networks, Inc. and Mellon Investor Services LLC.	8 – K/A	06/07/01	4.2

4.3	Indenture, dated December 5, 2001 between Extreme Networks, Inc. and State Street Bank and Trust Company of California, N.A.	S – 3	02/26/02	4.3

4.4	Registration Rights Agreement dated December 5, 2001 between Extreme Networks, Inc. and Goldman Sachs & Co., as representative	S – 3	02/26/02	4.4

4.5	Warrant to Purchase Common Stock issued to Avaya, Inc.	S – 3	01/28/04	4.1

10.1	Form of Indemnification Agreement for directors and officers.	S – 1	02/05/99	10.1

10.2*	Amended 1996 Stock Option Plan and forms of agreements thereunder.	S – 1	02/05/99	10.2

10.3*	1999 Employee Stock Purchase Plan.	S – 1	02/05/99	10.3

10.4*	2000 Nonstatutory Stock Option Plan.	10 – K	09/24/00	10.7

10.5	Exhibit 10.14 Lease agreement dated July 28, 2000 between San Tomas Properties LLC, a Delaware limited liability company, as Landlord, and Extreme Networks, Inc, a Delaware Corporation, as Tenant.	10 – Q	11/14/00	10.14

		INCORPORATED BY REFERENCE			Filed Herewith
Exhibit Number	Description of Document	Form	Filing Date	Number
10.6	Purchase Agreement dated November 29, 2001 between Extreme Networks, Inc. and Goldman Sachs & Co., as representative.	S – 3	02/26/02	10.15

10.7	2001 Nonstatutory Stock Option Plan.	Schedule TO	10/31/01	(d)(9)

12.1	Statement re: Computation of Ratios.				X

21.1	Subsidiaries of Registrant.				X

23.1	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (see page 88 of this Form 10-K).				X

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1	Section 906 Certification of Chief Executive Officer.				X

32.2	Section 906 Certification of Chief Financial Officer.				X

*	Indicates management contract or compensatory plan or arrangement.