Form 10-Q
period 2004-09-26
EXTREME NETWORKS INC
filed 2004-11-04
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-25711

EXTREME NETWORKS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	77-0430270
[State or other jurisdiction of incorporation or organization]	[I.R.S.Employer Identification No.]

3585 Monroe Street Santa Clara, California	95051
[Address of principal executive offices]	[Zip Code

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at October 22, 2004 was 120,853,248.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 26, 2004

Part I. Financial Information

Item 1. Financial Statements

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 26, 2004	June 27, 2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$66,341	$59,164
Short-term investments	146,461	162,078
Accounts receivable, net	28,788	32,998
Inventories	23,946	25,889
Prepaid expenses and other current assets	9,670	8,051

Total current assets	275,206	288,180
Property and equipment, net	57,485	59,767
Marketable securities	227,078	204,430
Other assets	25,426	26,896

TOTAL ASSETS	$585,195	$579,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,444	$18,995
Accrued compensation and benefits	14,859	15,827
Restructuring liabilities	6,360	6,085
Lease liability	1,884	2,355
Accrued warranty	9,070	8,297
Deferred revenue	50,592	53,674
Other accrued liabilities	26,150	22,921

Total current liabilities	129,359	128,154
Restructuring liabilities, less current portion	18,527	20,478
Deferred income taxes	762	762
Long-term deposit	320	321
Convertible subordinated notes	200,000	200,000
Commitments and contingencies (Note 2)
Stockholders’ equity:
Common stock and capital in excess of par value	688,621	687,216
Deferred stock compensation	(7)	(69)
Accumulated other comprehensive loss	(1,312)	(2,388)
Accumulated deficit	(451,075)	(455,201)

Total stockholders’ equity	236,227	229,558

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$585,195	$579,273

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 26, 2004	September 28, 2003
Net revenues:
Product	$81,172	$76,756
Service	13,914	10,615

Total net revenues	95,086	87,371

Cost of revenues:
Product	36,302	33,432
Service	8,228	9,036

Total cost of revenues	44,530	42,468

Gross margin:
Product	44,870	43,324
Services	5,686	1,579

Total gross margin	50,556	44,903

Operating expenses:
Sales and marketing	23,230	21,825
Research and development	15,399	13,297
General and administrative	7,123	7,031
Amortization of deferred stock compensation	62	552
Restructuring charge	—	962

Total operating expenses	45,814	43,667

Operating income	4,742	1,236
Other income, net	138	2,299

Income before income taxes	4,880	3,535

Provision for income taxes	754	920

Net income	$4,126	$2,615

Net income per share — basic	$0.03	$0.02

Net income per share — diluted	$0.03	$0.02

Shares used in per share calculation — basic	120,636	116,621

Shares used in per share calculation — diluted	123,376	118,822

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 26, 2004	September 28, 2003
Cash flows from operating activities:
Net income	$4,126	$2,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,392	5,301
Provision for doubtful accounts (reversal)	—	(200)
Amortization of warrant	1,892	—
Amortization of deferred stock compensation	62	552
Restructuring charge	—	962
Loss on disposal of fixed asset	50	—
Changes in operating assets and liabilities:
Accounts receivable	4,210	(364)
Inventories	1,943	2,739
Prepaid expenses and other current assets and Other assets	(2,041)	6,994
Accounts payable	1,449	(10,015)
Accrued compensation and benefits	(968)	(735)
Restructuring liabilities	(1,676)	(2,996)
Lease liability	(471)	(628)
Accrued warranty	773	(1,363)
Deferred revenue	(3,082)	915
Other accrued liabilities	3,228	(1,427)

Net cash provided by operating activities	13,887	2,350

Cash flows from investing activities:
Capital expenditures	(2,160)	(2,295)
Purchases of investments	(130,162)	(70,548)
Sales and maturities of investments	124,207	70,887

Net cash used in investing activities	(8,115)	(1,956)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,405	1,458

Net cash provided by financing activities	1,405	1,458

Net increase in cash and cash equivalents	7,177	1,852
Cash and cash equivalents at beginning of period	59,164	44,340

Cash and cash equivalents at end of period	$66,341	$46,192

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Extreme Networks (referred to as “Extreme Networks” and as “we”, “us” and “our”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at June 27, 2004 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2004.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at September 26, 2004. The results of operations for the first quarter of fiscal 2005 are not necessarily indicative of the results that may be expected for fiscal 2005 or any future periods.

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

Inventories

Inventories consist of (in thousands):

	September 26, 2004	June 27, 2004
Raw materials	$298	$695
Finished goods	23,648	25,194

Total	$23,946	$25,889

Sales to Distributors

We defer recognition of revenue on all sales to distributors until the distributor successfully resells the product, typically to an authorized Value-Added Reseller. Distributors regularly provide us with reporting of their sales-out for this purpose. Until it is sold, inventory held by distributors is included in our reported finished goods inventory and was $3.8 million and $5.1 million at September 26, 2004 at June 27, 2004, respectively. The accounts receivable owed us by distributors, net of the deferred revenue from sales to distributors, is recorded in other current assets, as reflected in the following table (in thousands):

	September 26, 2004	June 27, 2004
Accounts receivable, net of allowance for doubtful accounts of $724	$16,896	$20,350
Deferred revenue	(15,602)	(20,151)

Other current assets	$1,294	$199

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

The following table summarizes the activity related to our product warranty liability during the first quarter of fiscal 2005 and fiscal 2004 are as follows (in thousands):

	Three Months Ended
	September 26, 2004	September 28, 2003
Balance beginning of period	$8,297	$10,200
New warranties issued	3,082	1,491
Warranty expenditures	(3,437)	(2,854)
Change in estimate	1,128	—

Balance end of period	$9,070	$8,837

Our standard hardware warranty period is typically 12 months from the date of shipment to end-users and 14 months from the date of shipment to channel partners, which include resellers and distributors. Upon shipment of products to our customers, including both end-users and channel partners, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability in cost of product revenue for this amount. The determination of our warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust these accruals at each balance sheet date in accordance with changes in these factors. There was no change in estimate for the first quarter of fiscal 2004. The change in estimate in the first quarter of fiscal 2005 results from a change in the method to accumulate the warranty return rates.

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

Deferred Support Revenue

We offer renewable support arrangements, including extended warranty contracts, to our customers that range generally from one to five years. The change in our deferred support revenue balance, which is a component of deferred revenue on the balance sheet, in relation to these arrangements was as follows (in thousands):

	Three Months Ended
	September 26, 2004	September 28, 2003
Balance beginning of period	$50,178	$44,220
New support arrangements	10,676	10,835
Recognition of support revenue	(12,315)	(9,193)

Balance end of period	$48,539	$45,862

Stock Based Compensation

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

Pro forma information regarding net income and earnings per share is required by SFAS 123. This information is required to be determined as if we had accounted for our employee stock options and shares issued under the Employee Stock Purchase Plan under the fair value method of that statement. The fair value of options granted in the first quarter of fiscal 2005 and fiscal 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Expected life	3.5 yrs	3.5 yrs	0.6 yrs	0.6 yrs
Risk-free interest rate	3.0%	2.7%	1.7%	1.1%
Volatility	53%	83%	53%	83%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models may not necessarily provide a reliable single measure of the fair value of employee stock options. The weighted-average estimated per share fair value of options granted in the first quarter of fiscal 2005 and fiscal 2004 was $2.06 and $3.27, respectively. The weighted-average estimated per share fair value of shares granted under the Employee Stock Purchase Plan in the first quarter of fiscal 2005 and fiscal 2004 was $1.69 and $2.47, respectively. Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123. This information is required to be determined as if we had accounted for shares issued under all of our employee stock options and shares issued under the Employee Stock Purchase Plan under the fair value method of that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The following pro forma information sets forth our net loss and net loss per share assuming that we had used the SFAS 123 fair value method in accounting for employee stock options and purchases (in thousands, except per share amounts):

	Three Months Ended
	September 26, 2004	September 28, 2003
Net income – as reported	$4,126	$2,615
Add: APB 25 stock-based employee compensation expense, as reported	62	408
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(6,931)	(7,380)

Pro forma net loss	$(2,743)	$(4,357)

Basic net income (loss) per share:
As reported	$0.03	$0.02

Pro forma	$(0.02)	$(0.04)

Diluted net income (loss) per share:
As reported	$0.03	$0.02

Pro forma	$(0.02)	$(0.04)

Recently Issued Accounting Standards

Identification of Impaired Investments

In March 2004, the FASB approved the consensus reached on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides new guidance for evaluating impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are determined to be other-than-temporarily impaired. In September 2004, the FASB approved the issuance of a FASB Staff Position to delay the requirement to record impairment losses under EITF 03-1. The approved delay applies to all securities within the scope of EITF 03-1 and is expected to end when new guidance is issued and comes into effect. Pending issuance of new guidance, we have not yet evaluated the requirements of EITF 03-1 nor determined its impact on our consolidated financial statements.

2. Commitments, Contingencies and Leases

Line of Credit

We have a revolving line of credit for $10.0 million with a major lending institution. Borrowings under this line of credit bear interest at the bank’s prime rate. As of September 26, 2004, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of September 26, 2004, we had letters of credit totaling $0.9 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of September 26, 2004. The line of credit expires on January 27, 2005.

Leases

As part of our business relationship with MCMS, Inc. (“MCMS”), a former contract manufacturer, we entered into a $9.0 million operating equipment lease for manufacturing equipment in September 2000 with a third-party financing company; we, in turn, subleased the equipment to MCMS. The equipment lease with the third-party financing company requires us to make monthly payments through September 2005 and to maintain specified financial covenants with which we were in compliance as of September 26, 2004. During the first quarter of fiscal 2002, due to the liquidity problems at MCMS and its voluntary filing for protection under Chapter 11, we recorded a charge of $9.0 million related to this lease. The liability, net of payments, related to this lease is included in lease liability on the condensed consolidated balance sheets.

Purchase Commitments

We currently have arrangements with one contract manufacturer and other suppliers for the manufacture of our products. Our arrangements allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by us. We are obligated to the purchase of long lead-time component inventory that our contract manufacturer procures in accordance with the forecast, unless we give notice of order cancellation outside of applicable component lead-times. As of September 26, 2004, we had non-cancelable commitments to purchase approximately $18.3 million of such inventory during the second quarter of fiscal 2005.

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

3. Comprehensive Income

Comprehensive income was as follows (in thousands):

	Three Months Ended
	September 26, 2004	September 28, 2003
Net income	$4,126	$2,615
Other comprehensive income (loss):
Unrealized gain (loss) on investments:
Change in net unrealized gain (loss) on investments	1,125	(522)
Less: Net gain on investments realized and included in net income	26	9

Net unrealized gain (loss) on investments	1,099	(531)
Unrealized gain on derivatives	1	—
Foreign currency translation adjustments	(24)	156

Total comprehensive income	$5,202	$2,240

4. Income Taxes

We recorded an income tax provision of $0.8 and $0.9 million for the first quarter of fiscal 2005 and the first quarter of fiscal 2004, respectively. The income tax provision for the first quarter of fiscal 2005 reflects an effective tax rate of 15%, which differs from the statutory tax rate due to benefits to U.S. taxes from net operating loss carryforwards and tax credits, offset by the tax impact on income of foreign operations. The income tax provision in the first quarter of fiscal 2004 reflects an effective tax rate of 26%, which differs from the statutory tax rate primarily due to the tax impact on income of foreign operations.

5. Net Income Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options, warrants and convertible subordinated notes. Dilutive earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the dilutive effect of shares subject to repurchase, options, warrants and convertible subordinated notes. The computation of diluted net income per share for the first fiscal quarter of 2005 and 2004 excludes the impact of the conversion of the convertible subordinated notes due in December 2006, which were convertible into 9.5 million shares of common stock, as the impact of adding back to income the after tax interest expense associated with the convertible subordinated notes, and including the impact of the common shares to be issued, would be anti-dilutive in these periods.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	September 26, 2004	September 28, 2003
Net income	$4,126	$2,615

Weighted-average shares of common stock outstanding	120,644	116,836
Less: Weighted-average shares subject to repurchase	(8)	(215)

Weighted-average shares used in per share calculation — basic	120,636	116,621
Incremental shares using the treasury stock method	2,740	2,201

Weighted-average shares used in per share calculation — diluted	123,376	118,822

Net income per share – basic	$0.03	$0.02

Net income per share – diluted	$0.03	$0.02

The following table sets forth potential shares of common stock that are not included in the diluted net income per share calculation above because to do so would be antidilutive for the periods (in thousands):

	Three Months Ended
	September 26, 2004	September 28, 2003
Stock options outstanding	17,687	4,893
Convertible subordinated notes	9,542	9,542

Total potential shares of common stock excluded from the computation of earnings per share	27,229	14,435

Stock options outstanding are considered to be antidilutive under the treasury stock method when the exercise price of the option exceeds the market value of the shares. The increase in antidilutive stock options outstanding from September 28, 2003 to September 26, 2004 is due to two factors; an increase in the number of options outstanding for approximately 9.6 million shares of common stock, which includes replacement options for approximately 5.1 million shares of common stock associated with the stock option exchange program that were issued in October 2003, and a decrease in the market value of the shares which has increased the number of stock options outstanding that are considered to be antidilutive.

6. Restructuring Charge

During fiscal 2004, we recorded restructuring charges of $6.5 million related to excess facilities. The excess facilities charge represents an increase to the charge initially recognized during fiscal 2002. The commercial real estate market has continued to deteriorate in fiscal 2004 and we have not been able to find suitable tenants to sublease these facilities. The lower projected sublease income has necessitated an increase in reserves that takes into consideration the unfavorable difference between lease obligation payments and projected sublease receipts. The actual cost could differ from this estimate, and additional facilities charges could be incurred if we are unsuccessful in negotiating reasonable termination fees on certain facilities, if facility operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities or if other estimates and assumptions change.

During fiscal 2003, we recorded restructuring charges of $15.9 million. The restructuring charges included excess facilities charges of $9.6 million, severance charges of $4.4 million and asset impairments of $1.9 million. The excess facilities charge represents an increase to the charge recognized during fiscal 2002 for the domestic and international facilities. Severance charges of $2.7 million related to a reduction in total staff during the second quarter of fiscal 2003 of approximately 100 people, or 10% of the total workforce, across all departments. Severance charges of $1.7 million related to a reduction in total staff announced at the end of the fiscal year of approximately 70 people, or 8% of the total workforce, across all departments. The asset impairment charge relates to the write-off of leasehold improvements and office furniture related to excess facilities.

Activity with respect to restructuring liabilities is as follows (in thousands):

	Excess Facilities	Asset Impairments	Severance	Total
Balance at June 29, 2003	$26,418	$—	$1,752	$28,170
Charge in first quarter of fiscal 2004	876	122	(36)	962
Charge in fourth quarter of fiscal 2004	5,622	—	(97)	5,525
Write-offs	—	(122)	—	(122)
Cash payments	(6,353)	—	(1,619)	(7,972)

Balance at June 27, 2004	26,563	—	—	26,563
Cash payments	(1,676)	—	—	(1,676)

Balance at September 26, 2004	24,887	—	—	24,887
Less: current portion	6,360	—	—	6,360

Restructuring liabilities at September 26, 2004, less current portion	$18,527	$—	$—	$18,527

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations regarding results of operations, our ability to expand our market penetration, our ability to expand our distribution channels, customer acceptance of our products, our ability to meet the expectations of our customers, product demand and revenue, cash flows, product gross margins, our expectations to continue to develop new products and enhance existing products, our expectations to reduce warranty expenses as a percentage of revenue, our expectations regarding the amount of our research and development expenses, our expectations relating to our selling, general and administrative expenses, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expectations concerning the availability of products from suppliers and contract manufacturers, anticipated product costs and sales prices, our expected income tax rate, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding the rationalization of our workforce and facilities, and our expectations regarding materials and inventory management. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the section entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-Q and other filings we have made with the Securities and Exchange Commission.

Business Overview

We develop and sell a family of modular and stackable network infrastructure equipment and offer related service contracts for extended warranty and maintenance agreements. Substantially all of our revenue is derived from the sale of networking equipment and the related service contracts. We believe that understanding the following key developments is helpful to an understanding of our operating results for the first quarter of fiscal 2005.

Increased Product Breadth

We believe that continued success in the marketplace will depend on our ability to develop new and enhanced products employing leading-edge technology. In fiscal 2004 we introduced several new products including the Black Diamond 10K, the Summit 300-48/Altitude 300 and the Summit 400 series, plus a new network software platform ExtremeWare® XOS.

Convergence of Voice, Video and Data

We have a vision of providing customers with the systems to build a converged communications infrastructure that can easily accommodate voice, video and data on a seamless wired and wireless network. We believe that these two aspects of convergence, the convergence of voice, video and data, and the convergence of wired and wireless, are important underlying demand creators in the Enterprise market.

In November 2003, we announced our comprehensive strategic alliance with Avaya, Inc. to jointly develop and market converged communications solutions. The alliance brings together Avaya’s global market leadership in IP voice and telephony with Extreme’s expertise in high performance IP data network infrastructure. Under the Joint Development Agreement the companies plan to develop next generation, standards-based technologies in the areas of network management and provisioning, Quality of Service, security and network resilience. Additionally, Avaya will sell, service and support Extreme’s entire portfolio of data networking products through their worldwide sales organization and the Avaya Global Services organization.

Expanded Focus on Service Offering

Extreme’s service offering is primarily the provision of service contracts for extended warranty and maintenance agreements related to our networking equipment. To a lesser extent, the service revenue includes professional services related to the design and installation of data networks and training. In the first quarter of fiscal 2005, we continued to focus our service sales efforts on increasing the number of service contracts sold on new equipment and on securing renewals on expiring contracts. Service revenue increased by 31.1% in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 and represented 14.6% of total revenues in the first quarter of fiscal 2005 compared to 12.1% in the first quarter of fiscal 2004. Cost of service revenue decreased by $0.8 million in the first quarter of fiscal 2005 to $8.2 million and service gross margin improved to 40.9% in the first quarter of fiscal 2005 from 14.9% in the first quarter of fiscal 2004 due to efforts to improve and optimize our service supply chain.

Results of Operations

We were able to achieve the following results in the first quarter of fiscal 2005:

•	We increased net product revenue to $81.2 million, an increase of 5.8% from net product revenue of $76.8 million in the first quarter of fiscal 2004.

•	We recorded service revenue of $13.9, an increase of 31.1% from service revenue of $10.6 million in the first quarter of fiscal 2004.

•	Total gross margin expanded to 53.2% of net revenues from 51.4% in the first quarter of fiscal 2004.

•	Total operating expenses were 48.2% of net revenue as compared to 50.0% in the first fiscal quarter of 2004.

•	We achieved net income of $4.1 million, an increase of 57.8% from net income of $2.6 million in the first quarter of fiscal 2004.

•	Cash flow from operations was $13.9 million in the first fiscal quarter of 2005. Cash and cash equivalents, short-term investments and marketable securities increased by $14.2 million in the first quarter of fiscal 2005 to $439.9 million as of September 26, 2004.

Net Revenues

The following table presents net product and service revenues for the first quarter of fiscal 2005 and fiscal 2004 (dollars in thousands):

	Three months ended
	September 26, 2004	% of Net Revenues	September 28, 2003	% of Net Revenues
Net Revenues:
Product	$81,172	85.4%	$76,756	87.9%
Service	13,914	14.6%	10,615	12.1%

Total net revenues	$95,086	100.0%	$87,371	100.0%

Net revenues were $95.1 million in the first quarter of fiscal 2005 and $87.4 million in the first quarter of fiscal 2004, representing an increase of 8.8% in the first quarter of fiscal 2005 from the first quarter of fiscal 2004.

Product revenue increased to $81.2 million for the first quarter of fiscal 2005 from $76.8 million for the first quarter of fiscal 2004, an increase of $4.4 million. This increase was primarily due to an increase in the volume of units sold.

Service revenue increased to $13.9 million for the first quarter of fiscal 2005 from $10.6 million for the first quarter of fiscal 2004, an increase of $2.9 million. This increase was primarily due to an increase in the number of service contracts outstanding resulting from a focused sales and marketing effort to increase the number of contracts sold with equipment and in obtaining contract renewals and also from increases in our installed base of equipment.

The following table presents the total net revenue geographically for the first quarter of fiscal 2005 and fiscal 2004 (dollars in thousands):

	Three months ended
	September 26, 2004	% of Net Revenues	September 28, 2003	% of Net Revenues
Net Revenues:
United States	$39,844	41.9%	$32,993	37.8%
Europe, Middle East and Africa	25,200	26.5%	20,800	23.8%
Japan	18,200	19.1%	18,700	21.4%
Other	11,842	12.5%	14,878	17.0%

Total net revenues	$95,086	100.0%	$87,371	100.0%

Sales of products and services outside the United States accounted for approximately 58% of our business in the first quarter of fiscal 2005, compared to 62% in the first quarter of fiscal 2004. We expect that export sales will continue to represent a significant portion of net revenue, although export sales may fluctuate as a percentage of net revenue. Substantially all sales transactions are denominated in United States dollars.

We rely upon our two-tiered distribution channel for the majority of our revenues. Revenue through the distributor channel as a percentage of total product revenue was 32% in the first quarter of fiscal 2005 and 35% in the first quarter of fiscal 2004. The level of sales to any customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. One distributor of Extreme products, Tech Data Corporation, accounted for 11% of our net revenue for the first quarter of fiscal 2005. No customer accounted for greater than 10% of our net revenue for the first quarter of fiscal 2004.

Cost of Revenues and Gross Margin

The following table presents the gross margin on product and service revenues and the gross margin percentage of product and service revenues for the first quarter of fiscal year 2005 and fiscal 2004 (dollars in thousands):

	Three months ended
	September 26, 2004	% of Revenue	September 28, 2003	% of Revenue
Gross margin:
Product	$44,870	55.3%	$43,324	56.4%
Service	5,686	40.9%	1,579	14.9%

Total gross margin	$50,556	53.2%	$44,903	51.4%

Gross margin was $50.6 million in the first quarter of fiscal 2005 and $44.9 million in the first quarter of fiscal 2004, representing an increase of 12.6% in the first quarter of fiscal 2005 from the first quarter of fiscal 2004. Gross margin as a percentage of net revenues was 53.2% and 51.4% in the first quarter of fiscal 2005 and the first quarter of fiscal 2004, respectively.

Cost of product revenue includes costs of raw materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory and internal costs associated with manufacturing overhead including management, manufacturing engineering, quality assurance, development of test plans and document control. Product gross margin in the first quarter of fiscal 2005 was $44.9 million, representing 55.3% of product revenues as compared to $43.3 million in the first quarter of fiscal 2004, or 56.4% of product revenue. The decrease in product gross margin as a percentage of product revenues was primarily due to higher warranty costs in the first quarter of fiscal 2005, including $1.1 million related to a change in the method to accumulate the warranty return rates.

Cost of product revenue in all periods includes the cost of our manufacturing overhead. We outsource the majority of our manufacturing and supply chain operations, and we conduct planning, supply chain management, quality assurance, manufacturing engineering, document control and repair operations and spares logistics management at our facility in Santa Clara, California. Accordingly, a significant portion of our cost of revenue consists of payments to our contract manufacturer, Flextronics International, Ltd. located in San Jose, California and Guadalajara, Mexico, which manufactures substantially all of our products.

Our cost of service consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross margin in the first quarter of fiscal 2005 was $5.7 million, representing 40.9% of service revenues as compared to $1.6 million in the first quarter of fiscal 2004, or 14.9% of service revenue. The increase in service gross margin resulted from a number of programs that we implemented during fiscal 2004 and fiscal 2003 to improve service delivery productivity and to enhance customer satisfaction. These programs included implementing a focused sales and marketing effort to increase the number of service contracts by increasing the attachment rate of service contract sales on new equipment and on increasing the rate of renewals on existing service contracts. In addition, these programs in fiscal 2004 and fiscal 2003 included expenses incurred to reduce service infrastructure, including outsourcing certain service functions. In recent quarters, including the first quarter of fiscal 2005, the benefits of the programs implemented in fiscal 2004 and fiscal 2003 are being realized in the form of lower cost of revenue on an increasing revenue base. Some of the costs of revenue components such as labor and overhead are of a fixed nature and have not increased as we have expanded our revenue base. Other costs, such as repairs, freight and cost of spares are of a variable nature and the per unit costs have declined as we have expanded our revenue base. The combination of maintaining fixed costs and lowering the per unit variable cost while increasing the revenue base has provided significant leverage in the growth of gross margins.

Our product and service gross margins are variable and dependent on many factors, some of which are outside of our control. Some of the primary factors affecting gross margin include demand for our products, changes in our pricing policies and those of our competitors, and the mix of products sold. Our gross margin may be adversely affected by increases in material or labor costs, increases in warranty expense, the cost of providing services under extended service contracts, heightened price competition, obsolescence charges and higher inventory balances. In addition, our gross margin may fluctuate due to the mix of distribution channels through which our products are sold, including the effects of our two-tier distribution model. Any significant decline in sales to our resellers, distributors or end-user customers, or the loss of any of our key resellers, distributors or end-user customers could have a material adverse effect on our business, operating results and financial condition. In addition, an increase in distribution channels generally makes it more difficult to forecast the mix of products sold and the timing of orders from our customers. New product introductions may result in excess or obsolete inventories, which may also reduce our gross margin.

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses increased to $23.2 million for the first quarter of fiscal 2005 from $21.8 million for the first quarter of fiscal 2004, an increase of $1.4 million. This increase was primarily due to increased payroll and related personnel expenses of $1.4 million, increased marketing and promotional expenses of $0.3 million and increased spending for travel and related expenses of $0.2 million, offset partially by a decrease in professional fees of $0.2 million, decreased depreciation expense of $0.2 million and reduced spending on contract labor of $0.1 million. The rate of future spending changes in our sales and marketing expenses, if any, will depend on the pace of recovery in the market for networking products.

Research and Development Expenses

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses increased to $15.4 million for the first quarter of fiscal 2005 from $13.3 million for the first quarter of fiscal 2004, an increase of $2.1 million. This increase was primarily due to increased payroll and related personnel expenses of approximately $0.5 million and amortization expense of $1.5 million related to the fair value of the warrant issued to Avaya as part of the Joint Development Agreement. The fair value of the warrant allocated to the Joint Development Agreement with Avaya is $17.9 million and is being amortized over a three-year period beginning November 1, 2003. Amortization expense related to this agreement is approximately $1.5 million per fiscal quarter. We expense all research and development costs as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased to $7.1 million for the first quarter of fiscal 2005 from $7.0 million for the first quarter of fiscal 2004, an increase of $0.1 million. This increase was primarily due to increases in payroll and related personnel expenses of $0.4 million, offset by decreased depreciation expense of $0.1 million and reductions in various other expenses. Legal expenses related to intellectual property litigation are expected to continue and may also cause general and administrative expenses to increase. We increased expenses as a result of compliance with the Sarbanes-Oxley Act of 2002, including Section 404 thereof, and expect to incur additional expenses throughout fiscal 2005 as we implement procedures to meet the requirements of this act.

Amortization of Deferred Stock Compensation

Amortization of deferred stock compensation decreased to $0.1 million for the first quarter of fiscal 2005 from $0.6 million for the first quarter of fiscal 2004, a decrease of $0.5 million. Amortization of deferred stock compensation is attributable to unvested stock options subject to forfeiture issued to employees that we assumed in conjunction with acquisitions during fiscal 2001. Deferred stock compensation is amortized as charges to operations, using the graded method, over the vesting periods of the individual stock options, generally four years. Upon termination of an employee, the amount of expense recognized under the graded vesting method that is in excess of the amount actually earned is reversed. For the first quarter of fiscal 2005 and fiscal 2004, there were no reversals of excess compensation expense related to terminated employees. As of September 26, 2004, we have expensed substantially all of the deferred stock compensation associated with the acquisitions in fiscal 2001.

Restructuring Charge

During the first quarter of fiscal 2004, we recorded restructuring charges of $1.0 million related to excess facilities. The excess facilities charge represents an increase to the charge initially recognized during the third quarter of fiscal 2002. The commercial real estate market continued to deteriorate in fiscal 2004 and we were not able to find suitable tenants to sublease these facilities necessitating an additional charge due to lower projected sublease receipts. As a result of the excess facilities charges recorded in fiscal 2004, rent expense in fiscal 2005 is expected to remain approximately the same as the fiscal 2004 levels.

Other Income, Net

Other income, net decreased to $0.1 million for the first quarter of fiscal 2005 from $2.3 million for the first quarter of fiscal 2004, a decrease of $2.2 million. This decrease was primarily due to the proceeds from the settlement of litigation net of related expenses in the first quarter of fiscal 2004 of $2.2 million.

Provision for Income Taxes

We recorded an income tax provision of $0.8 million and $0.9 million for the first quarter of fiscal 2005 and the first quarter of fiscal 2004, respectively. The effective tax rates were 15% and 26% in the first fiscal quarters of 2005 and 2004, respectively, which differ from the statutory tax rate due to benefits to U.S. taxes from net operating loss carryforwards and tax credits, offset by the tax impact on income of foreign operations. We have provided a full valuation allowance for our net deferred tax assets. We initially recorded this charge during fiscal 2003 in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which places greater weight on previous cumulative losses than the outlook for future profitability when determining whether deferred tax assets can be realized. Based upon our most recent three-year history of losses and relying on other guidance specified in SFAS 109, we determined that it was appropriate to establish a full valuation allowance against our deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements included in our Form 10-K for the year ended June 27, 2004. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. We believe the critical accounting policies stated below, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive the majority of our revenue from sales of our modular and stackable networking equipment, with the remaining revenue generated from service fees relating to the service contracts and training on our products. Our revenue recognition policy follows Securities Exchange Commission Staff (“SEC”) Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). We generally recognize product revenue from our Value-Added Resellers and end-user customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. In instances where the criteria for revenue recognition established by SAB 104 is not met, revenue is deferred until all criteria have been met. Our total deferred product revenue was $2.0 million and $3.0 million as of September 26, 2004 and June 27, 2004, respectively. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis. Our total deferred revenue for services was $48.6 million and $50.7 million as of September 26, 2004 and June 27, 2004, respectively. Service contracts typically range from one to five years.

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

We provide an allowance for sales returns based on our historical returns, analysis of credit memo data and our return policies. The allowance for returns reserve was $2.3 million and $2.2 million as of September 26, 2004 and June 27, 2004, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. The allowance is charged to net revenues in the accompanying consolidated statements of operations. The allowance for returns reserve charged to net revenues was $0.1 million in the first quarter of fiscal 2005 and was a benefit of $0.5 million in the first quarter of fiscal 2004. If the historical data we use to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates are revised, thus resulting in an impact on future net revenues. We estimate and adjust this allowance at each balance sheet date.

Inventory Valuation

Our inventory balance was $23.9 million as of September 26, 2004, compared with $25.9 million as of June 27, 2004. We value our inventory at lower of cost or market. The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements, product lifecycle and product development plans and quality issues. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at net realizable value. There were no inventory write-downs charged to cost of product revenue in the first quarter of fiscal 2005 and inventory write-downs charged to cost of product revenue was $0.3 million in the first quarter of fiscal 2004. Although we make every effort to accurately forecast product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and we determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of product revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our operating margin in that period will be favorably impacted.

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

Our accrued warranty balance was $9.1 million as of September 26, 2004, compared with $8.3 million as of June 27, 2004. The determination of our warranty requirements is based on our actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust this accrual at each balance sheet date in accordance with changes in these factors. In the first quarter of fiscal 2005, we charged $1.1 million to product cost of revenue related to a change in the method to accumulate the warranty return rates. The cost of new warranties issued that was charged to cost of product revenue was $3.1 million in the first quarter of fiscal 2005 and $1.5 million in the first quarter of fiscal 2004. While we believe that our warranty accrual is adequate and that the judgments applied in calculating this accrual are appropriate, the assumptions used are based on estimates and these estimated amounts could differ materially from our actual warranty expenses in the future. If actual expenses exceed those we have estimated, our future cost of product revenue would be adversely affected.

Allowance for Doubtful Accounts

Our accounts receivable balance, net of allowance for doubtful accounts, was $28.8 million and $33.0 million as of September 26, 2004 and June 27, 2004, respectively. The allowance for doubtful accounts was $1.4 million as of September 26, 2004 and June 27, 2004. We continually monitor and evaluate the collectibility of our trade receivables based on a combination of factors. We record specific allowances for bad debts in general and administrative expense when we become aware of a specific customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends in the length of time the receivables are past due and historical collection experience. We mitigate some collection risk by requiring most of our customers in the Asia-Pacific region, excluding Japan, to pay cash in advance or secure letters of credit when placing an order with us. There was no provision for doubtful accounts charged to operations in the first quarter of fiscal 2005 and the provision for doubtful accounts charged to operations was a benefit of $0.2 million in the first quarter of fiscal 2004. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required.

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

Legal Contingencies

We are currently involved in various claims and legal proceedings, including negotiations regarding potential licenses from third parties who have notified us that they believe our products may infringe certain patents. Periodically, we review the status of each significant matter, whether litigation or licensing negotiation, and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals, if any, are based only on the most current and dependable information available at any given time. As additional information becomes available, we may reassess the potential liability from pending claims and litigation and the probability of claims being successfully asserted against us. As a result, we may revise our estimates related to these pending claims and litigation. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations, financial position and cash flows in the future. For further detail, see Note 2 of Notes to these Condensed Consolidated Financial Statements for a description of legal proceedings.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities increased to $439.9 million at September 26, 2004 from $425.7 million at June 27, 2004, an increase of $14.2 million. This increase was primarily due to cash provided by operating activities of $13.9 million and proceeds from issuance of common stock of $1.4 million, partially offset by capital expenditures of $2.2 million.

We generated $13.9 million in cash from operations in the first quarter of fiscal 2005. Accounts receivable decreased to $28.8 million at September 26, 2004 from $33.0 million at June 27, 2004. Days sales outstanding (“DSO”) in receivables decreased to 28 days at September 26, 2004 from 33 days at June 27, 2004. The decrease in our accounts receivable balance, as well as the decrease in DSO, was primarily due to shipment linearity. Inventory levels decreased to $23.9 million at September 26, 2004 from $25.9 million at June 27, 2004. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence caused by, among other things, declining demand, rapidly changing technology and customer requirements. Any significant increase in our inventory levels can be expected to reduce cash and cash equivalents, short-term investments and marketable securities.

We have a revolving line of credit for $10.0 million with a major lending institution. Borrowings under this line of credit bear interest at the bank’s prime rate. As of September 26, 2004, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of September 26, 2004, we had letters of credit totaling $0.9 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of September 26, 2004. The line of credit expires on January 27, 2005. It is our intention to renew this line of credit when it expires.

As part of our business relationship with MCMS, Inc. (“MCMS”), the predecessor-in-interest to Plexus Corp., we entered into a $9.0 million operating equipment lease for manufacturing equipment in September 2000 with a third-party financing company; we, in turn, loaned the equipment to MCMS. The equipment lease with the third-party financing company requires us to make monthly payments through September 2005 and to maintain specified financial covenants related to profitability and our cash to debt ratio with which we were in compliance as of September 26, 2004. The liability related to this lease is included in lease commitments on the balance sheet.

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

The following summarizes our contractual obligations (including interest payments) at September 26, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	After Three Years
Contractual Obligations:
Convertible subordinated notes	$217,500	$7,000	$210,500	$—	$—
Non-cancelable inventory purchase commitments	18,302	18,302	—	—	—
Non-cancelable operating lease obligations	33,543	9,609	13,315	5,644	4,975

Total contractual cash obligations	$269,345	$34,911	$223,815	$5,644	$4,975

We did not have any material commitments for capital expenditures or other non-cancelable purchase commitments as of September 26, 2004. We did not have any off-balance sheet arrangements as of September 26, 2004.

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

Risk Factors

We Cannot Assure You That We Will Be Profitable in the Future

While we have reported profits for recent fiscal quarters, fiscal 2000 was the only year in which we have achieved profitability for the full year. We reported losses for fiscal 2004, fiscal 2003, and fiscal 2002. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will continue to need to rationalize expense levels and increase revenue levels to maintain profitability in future fiscal quarters.

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

Intense Competition in the Market for Networking Equipment Could Prevent Us from Increasing Revenue and Returning to Profitability on a Fiscal Year Basis

The market for networking equipment is intensely competitive. Our principal competitors include Cisco Systems, Enterasys Networks, Foundry Networks, Inc., Nortel Networks and 3Com Corporation. In addition, a number of private companies and foreign competitors have announced plans for new products, or have introduced products, that may compete with our own products. Some of our current and potential competitors have superior market leverage, longer operating histories and substantially greater financial, technical, sales and marketing resources, in addition to wider name recognition and larger installed customer bases. Foreign competitors may have competitive advantages due to significantly lower costs or strong ties to customers in their home countries. These competitors may have developed, or may in the future develop, new competing products based on technologies that compete with our own products or render our products obsolete. Furthermore, a number of these competitors may merge or form strategic partnerships that enable them to offer or bring to market competitive products. Consolidation within our industry could lead to increased competition and could harm our operating results.

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

We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Grow Our International Sales Depends on Successfully Expanding Our International Operations

International sales constitute a significant portion of our net revenues. Our ability to grow will depend in part on the continued expansion of international sales. Sales to customers outside of the United States accounted for approximately 58% and 62% of our net revenue, respectively, for the first quarter of fiscal 2005 and the first quarter of fiscal 2004. Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

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

Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment

At September 26, 2004, two customers, NextCom K.K. and Hitachi Cable Ltd. accounted for 21% and 11%, respectively, of our accounts receivable balance. Some of our customers are forecasting that their revenue for the foreseeable future will generally be lower than originally anticipated. Some of these customers are experiencing, or are likely to experience, serious cash flow problems and, as a result, may find it increasingly difficult to obtain financing, if financing is available at all. If our customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment of, the amounts that they owe us. In particular, sales to the service provider market are especially volatile and continued declines or delays in sale orders from this market may harm our financial condition. Furthermore, they may not order as many products from us as originally forecast, or cancel orders with us entirely. The inability of some of our potential customers to pay us for our products may adversely affect our cash flow, the timing of our revenue recognition and the amount of revenue, which may cause our stock price to decline.

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

Our Future Performance Will Depend on the Introduction and Acceptance of New Products

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

If a Key Reseller, Distributor, or Other Significant Customer Cancels or Delays a Large Purchase, Our Net Revenues May Decline and the Price of Our Stock May Fall

To date, a limited number of resellers, distributors and other customers have accounted for a significant portion of our revenue. One distributor of Extreme products accounted for 11% of our net revenue for the first quarter of fiscal 2005. No customer accounted for greater than 10% of our net revenue for the first quarter of fiscal 2004. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected.

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

If We Do Not Adequately Manage and Evolve Our Financial Reporting and Managerial Systems and Processes, Our Ability to Manage and Grow Our Business May Be Harmed

Our ability to successfully implement our business plan and comply with regulations requires an effective planning and management process. We need to continue improving our existing, and implement new, operational and financial systems, procedures and controls. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis, or to forecast future results. In addition, rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control systems, and attestation of these systems by our independent auditors. We are currently undergoing a review of our internal control systems and procedures and considering improvements that will be necessary in order for us to comply with the requirements of Section 404 by the end of fiscal 2005. This process will require us to hire additional personnel and retain outside advisory services and will result in additional accounting and legal expenses, which has and may continue to cause our operating expenses to increase.

If We Are Unable To Favorably Assess The Effectiveness Of Our Internal Control Over Financial Reporting, or If Our Independent Auditors Are Unable To Provide An Unqualified Attestation Report On Our Assessment, Our Stock Price Could Be Adversely Affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and beginning with our Annual Report on Form 10-K for the fiscal year ending July 3, 2005, our management will be required to report on, and our independent auditors to attest to, the effectiveness of our internal control over financial reporting as of the end of fiscal 2005. The rules governing the standards that must be met for management to assess our internal control over financial reporting are new and complex, and require significant documentation, testing and possible remediation. While we are in the process of reviewing, documenting and testing our internal control over financial reporting, we may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, in connection with the attestation process by our independent auditors, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, investor confidence and our stock price could be adversely affected.

Future Changes in Financial Accounting Standards May Cause Adverse Unexpected Revenue Fluctuations and Affect Our Reported Results of Operations

A change in accounting policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New pronouncements and varying interpretations of pronouncements have occurred with frequency and are likely to occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

In addition, various accounting rules and regulations have been established over the recent past relating to revenue recognition. These regulations frequently require judgments in their application, and are subject to numerous subsequent clarifications and interpretations, some of which may require changes in the way we recognize revenue and may require restatement of prior period revenue and results, either of which could adversely affect our reported results.

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

Compliance with Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we are investing all reasonably necessary resources to comply with evolving standards, and this investment has and may continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, service, finance and operations personnel. The market for these personnel is competitive, especially in the San Francisco Bay Area, and we have had difficulty in hiring employees, particularly engineers, in the timeframe we desire. In addition, retention has become more difficult for us and other public technology companies as a result of the stock market decline, which caused the price of many of our employees’ stock options to be above the current market price of our stock and we have recently experienced a high level of attrition, particularly in our sales personnel. There can be no assurance that we will be successful in attracting and retaining our key personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring desired personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as new product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. We have from time to time been involved in claims like this with other companies and, although to date they have not resulted in material litigation, we do not know whether we will be involved in additional claims in the future as we seek to hire and retain qualified personnel or that such claims will not result in material litigation. We could incur substantial costs in litigating any such claims, regardless of the merits.

Failure of Our Products to Comply With Evolving Industry Standards and Complex Government Regulations May Cause Our Products to Not Be Widely Accepted, Which May Prevent Us From Growing Our Net Revenues or Achieving Profitability on a Fiscal Year Basis

The market for network equipment products is characterized by the need to support industry standards as different standards emerge, evolve and achieve acceptance. We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards. In the past, we have introduced new products that were not compatible with certain technological standards, and in the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Our products must comply with various United States federal government regulations and standards defined by agencies such as the Federal Communications Commission, in addition to standards established by governmental authorities in various foreign countries and recommendations of the International Telecommunication Union. If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates we will not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our net revenue or achieving profitability on a fiscal year basis.

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

We May Need Additional Capital to Fund Our Future Operations and, If It Is Not Available When Needed, We May Need to Reduce Our Planned Development and Marketing Efforts, Which May Reduce Our Net Revenues and Prevent Us From Achieving Profitability on a Fiscal Year Basis

We believe that our existing working capital and cash available from credit facilities and future operations, will enable us to meet our working capital requirements for at least the next 12 months. However, if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we may need additional capital. The development and marketing of new products and the expansion of reseller and distribution channels and associated support personnel requires a significant commitment of resources. In addition, if the markets for our products develop more slowly than anticipated, or if we fail to establish significant market share and achieve sufficient net revenues, we may continue to consume significant amounts of capital. As a result, we could be required to raise additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution of the shares held by existing stockholders. If additional funds are raised through the issuance of debt securities, such securities may provide the holders certain rights, preferences, and privileges senior to those of common stockholders, and the terms of such debt could impose restrictions on our operations. We cannot assure you that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

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

We Have Entered into Long-Term Lease Agreements for Several Facilities that are Currently Vacant and May be Difficult to Sublease due to Current Real Estate Market Conditions

We have certain long-term real estate lease commitments carrying future obligations for non-cancelable lease payments. Reductions in our workforce and the restructuring of operations since fiscal 2002 have resulted in the need to consolidate certain of these leased facilities, located primarily in Northern California, for which we recorded excess facilities charges of approximately $6.5 million in fiscal 2004, $9.6 million in fiscal 2003 and $25.4 million in fiscal 2002. For more information, see Note 6 of Notes to these Condensed Consolidated Financial Statements. We continue to attempt to sublease certain of these facilities and have estimated the amount of sublease income to offset the carrying costs of these facilities when establishing our excess facilities charges. However, we may not be able to sublease these facilities at the times or on the terms we anticipated when we took the excess facilities charge and therefore if the market does not improve, we may incur additional charges in the future. In addition, we may incur additional charges for excess facilities as a result of additional reductions in our workforce or future restructuring of operations. We will continue to be responsible for all carrying costs of these facilities until such time as we can sublease these facilities or terminate the applicable leases based on the contractual terms of the lease agreements, and these costs may have an adverse effect on our business, operating results and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 26, 2004. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
Included in cash and cash equivalents	$11,711			$11,711	$11,711
Weighted average interest rate	1.57%
Included in short-term investments	$64,735	$81,726		$146,461	$146,461
Weighted average interest rate	1.93%	2.68%
Included in marketable securities			$227,078	$227,078	$227,078
Weighted average interest rate			2.45%
Long-term debt			$200,000	$200,000	$194,998
Average fixed rate			3.50%

Exchange Rate Sensitivity

Currently, substantially all of our sales and the majority of our expenses are denominated in United States dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the first quarter of fiscal 2005 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant, in part because of our foreign exchange risk management process discussed below.

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). At September 26, 2004, these forward foreign currency contracts had a notional principal amount of $5.9 million (fair value of $1,000). These contracts have maturities of less than 60 days.

Additionally, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS 133. At September 26, 2004, we held foreign currency forward contracts with a notional principal amount of $4.0 million (fair value of $38,000). These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction gains from operations, including the impact of hedging, were $0.1 million for the first quarter of fiscal 2005 and the first quarter of fiscal 2004.

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

As required by Section 404 of the Sarbanes Oxley Act of 2002, we continue to test and evaluate our internal control procedures to determine whether our controls are designed and operating effectively. The requirements of Section 404 have caused most public companies to substantially increase the documentation of internal controls and to implement additional controls. As a result of our testing and evaluation performed to date, we have noted that improvements could be made in the design or operation of our internal control structure. We believe adequate compensating controls exist in these areas; however, we are developing plans to implement improvements or additional control procedures. We have disclosed these matters to the audit committee of our board of directors and to our independent auditors. There were no significant changes to our internal controls during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders – None

Item 5. Other Information – None

Item 6. Exhibits

a)	Exhibits:

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC.
(Registrant)

/S/ WILLIAM R. SLAKEY
WILLIAM R. SLAKEY
Senior Vice President and Chief Financial Officer

November 4, 2004