Form 10-Q
period 2004-12-26
EXTREME NETWORKS INC
filed 2005-02-04
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 26, 2004 OR

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at February 1, 2005 was 121,455,932

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 26, 2004

Part I. Financial Information

Item 1. Financial Statements

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 26, 2004	June 27, 2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$72,542	$59,164
Short-term investments	143,365	162,078
Accounts receivable, net	30,837	32,998
Inventories	22,546	25,889
Prepaid expenses and other current assets	8,916	8,051

Total current assets	278,206	288,180
Property and equipment, net	54,462	59,767
Marketable securities	230,907	204,430
Other assets	24,772	26,896

TOTAL ASSETS	$588,347	$579,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,561	$18,995
Accrued compensation and benefits	17,244	15,827
Restructuring liabilities	6,094	6,085
Lease liability	1,413	2,355
Accrued warranty	8,093	8,297
Deferred revenue	48,062	53,674
Other accrued liabilities	19,588	22,921

Total current liabilities	123,055	128,154
Restructuring liabilities, less current portion	17,208	20,478
Deferred income taxes	912	762
Long-term deposit	322	321
Convertible subordinated notes	200,000	200,000
Commitments and contingencies (Note 2)
Stockholders’ equity:
Common stock and capital in excess of par value	690,088	687,216
Deferred stock compensation	(2)	(69)
Accumulated other comprehensive loss	(2,111)	(2,388)
Accumulated deficit	(441,125)	(455,201)

Total stockholders’ equity	246,850	229,558

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$588,347	$579,273

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Net revenues:
Product	$85,763	$71,500	$166,935	$148,256
Service	14,538	11,945	28,452	22,560

Total net revenues	100,301	83,445	195,387	170,816

Cost of revenues:
Product	37,957	34,105	74,259	67,537
Service	8,387	8,898	16,615	17,934

Total cost of revenues	46,344	43,003	90,874	85,471

Gross margin:
Product	47,806	37,395	92,676	80,719
Service	6,151	3,047	11,837	4,626

Total gross margin	53,957	40,442	104,513	85,345

Operating expenses:
Sales and marketing	23,766	23,611	46,996	45,436
Research and development	14,858	14,569	30,257	27,866
General and administrative	7,539	7,860	14,662	14,891
Amortization of deferred stock compensation	5	181	67	733
Restructuring charge	—	—	—	962

Total operating expenses	46,168	46,221	91,982	89,888

Operating income (loss)	7,789	(5,779)	12,531	(4,543)
Other income, net	3,616	63	3,754	2,362

Income (loss) before income taxes	11,405	(5,716)	16,285	(2,181)

Provision (benefit) for income taxes	1,455	(110)	2,209	810

Net income (loss)	$9,950	$(5,606)	$14,076	$(2,991)

Net income (loss) per share – basic	$0.08	$(0.05)	$0.12	$(0.03)

Net income (loss) per share –diluted	$0.08	$(0.05)	$0.11	$(0.03)

Shares used in per share calculation - basic	121,042	117,665	120,839	117,143

Shares used in per share calculation - diluted	124,390	117,665	123,853	117,143

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 26, 2004	December 28, 2003
Cash flows from operating activities:
Net income (loss)	$14,076	$(2,991)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,657	10,533
Provision for doubtful accounts (reversal)	—	(200)
Provision for excess and obsolete inventory	260	—
Deferred income taxes	150	—
Amortization of deferred stock compensation	67	733
Amortization of warrant-related costs	3,783	1,261
Restructuring charge	—	962
Loss on disposal of property and equipment	50	—
Changes in operating assets and liabilities:
Accounts receivable	2,161	2,606
Inventories	3,083	(1,798)
Prepaid expenses and other current and noncurrent assets	(2,524)	9,323
Accounts payable	3,566	(2,614)
Accrued compensation and benefits	1,417	(82)
Restructuring liabilities	(3,261)	(4,735)
Lease liability	(942)	(1,099)
Accrued warranty	(204)	(1,461)
Deferred revenue	(5,612)	2,475
Other accrued liabilities	(3,332)	(5,997)

Net cash provided by operating activities	21,395	6,916

Cash flows from investing activities:
Capital expenditures	(3,402)	(4,081)
Purchases of investments	(196,309)	(143,603)
Sales and maturities of investments	188,822	147,568

Net cash used in investing activities	(10,889)	(116)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,872	8,404

Net cash provided by financing activities	2,872	8,404

Net increase in cash and cash equivalents	13,378	15,204
Cash and cash equivalents at beginning of period	59,164	44,340

Cash and cash equivalents at end of period	$72,542	$59,544

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at December 26, 2004. The results of operations for the second quarter of fiscal 2005 are not necessarily indicative of the results that may be expected for fiscal 2005 or any future periods.

Revenue Recognition

We derive the majority of our revenue from sales of our modular and stackable networking equipment, with the remaining revenue generated from service fees relating to the service contracts and training on our products. We generally recognize product revenue from our Value-Added Resellers and end-users at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis. Service contracts typically range from one to five years. When sales arrangements contain multiple deliverables such as hardware, service contracts and other services, we determine whether the deliverables represent separate units of accounting and then allocate revenue to each unit of accounting based on its relative fair value. We recognize revenue for each unit of accounting when the revenue recognition criteria for each unit of accounting are met.

We make certain sales to partners in two-tier distribution channels. The first tier consists of a limited number of independent distributors that sell primarily to resellers and, on occasion, to end-user customers. We defer recognition of revenue on all sales to these distributors until the distributors sell the product, as evidenced by a monthly sales-out report that the distributors provide to us. We grant these distributors the right to return a portion of unsold inventory to us for the purpose of stock rotation, provide them with credits for changes in selling prices, and allow them to participate in cooperative marketing programs. Cooperative marketing expenses paid to distributors are recorded as a reduction in revenue. The second tier of the distribution channel consists of a large number of third-party resellers that sell directly to end-users and are not granted return privileges, except for defective products during the warranty period. We reduce product revenue for certain price protection rights that may occur under contractual arrangements we have with our customers.

Inventories

Inventories consist of (in thousands):

	December 26, 2004	June 27, 2004
Raw materials	$185	$695
Finished goods	22,361	25,194

Total	$22,546	$25,889

Sales to Distributors

We defer recognition of revenue on all sales to distributors until the distributor successfully resells the product, typically to an authorized Value-Added Reseller. Distributors regularly provide us with reporting of their sales-out for this purpose. Until it is sold, inventory held by distributors is included in our reported finished goods inventory and was $3.8 million and $5.1 million at December 26, 2004 and June 27, 2004, respectively. The accounts receivable owed us by distributors, net of the deferred revenue from sales to distributors, is recorded in other current assets, as reflected in the following table (in thousands):

	December 26, 2004	June 27, 2004
Accounts receivable from distributors, net of allowance for doubtful accounts of $627 ($724 at June 27, 2004)	$18,840	$20,350
Deferred revenue	(15,715)	(20,151)

Net	$3,125	$199

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

We have determined that the requirements of FIN 45 apply to our standard product warranty liability. The following table summarizes the activity related to our product warranty liability during the six months ended December 26, 2004 and December 28, 2003 (in thousands):

	Six Months Ended
	December 26, 2004	December 28, 2003
Balance beginning of period	$8,297	$10,200
Warranties issued	5,719	4,628
Settlements made	(7,051)	(6,089)
Change in estimate	1,128	—

Balance end of period	$8,093	$8,739

Our standard warranty period is typically 12 months from the date of purchase by end-users. Upon shipment of products to our customers, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability in cost of product revenue for this amount. The determination of our warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust these accruals at each balance sheet date in accordance with changes in these factors. There was no change in estimate for the first six months of fiscal 2004. The change in estimate in the first quarter of fiscal 2005 results from a change in the method to accumulate the warranty return rates.

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

The requirements of FIN 45 are applicable to a guarantee of a lease obligation of one of our former contract manufacturers and to letters of credit issued under our line of credit. As of December 26, 2004, the lease obligation in the amount of $1.4 has been recognized as a lease liability on the condensed consolidated balance sheet and the letters of credit totaled $1.0 million.

Deferred Service Revenue

We offer renewable service contracts, including extended warranty contracts, to our customers that range generally from one to five years. The change in our deferred service revenue balance in relation to these arrangements was as follows (in thousands):

	Six Months Ended
	December 26, 2004	December 28, 2003
Balance beginning of period	$50,178	$44,223
New service arrangements	21,695	22,651
Recognition of service revenue	(25,381)	(19,964)

Balance end of period	$46,492	$46,910

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

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123. This information is required to be determined as if we had accounted for our employee stock options and shares issued under the Employee Stock Purchase Plan under the fair value method of that statement. The fair value of options granted in the three and six months ended December 26, 2004 and December 28, 2003 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plan				Employee Stock Purchase Plan
	Three months ended		Six months ended		Three months ended		Six months ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Expected life	2.9 yrs	2.7 yrs	3.2 yrs	2.8 yrs	0.6 yrs	0.6 yrs	0.6 yrs	0.6 yrs
Risk-free interest rate	3.0%	2.2%	3.0%	2.2%	2.2%	1.1%	1.9%	1.1%
Volatility	42.0%	85.0%	46.0%	85.0%	42.0%	85.0%	48.0%	84.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models may not necessarily provide a reliable single measure of the fair value of employee stock options. The weighted-average estimated per share fair value of options granted in the second quarter of fiscal 2005 and fiscal 2004 was $1.64 and $3.67, respectively. The weighted-average estimated per share fair value of shares granted under the Employee Stock Purchase Plan in the second quarter of fiscal 2005 and fiscal 2004 was $1.65 and $3.49, respectively. Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123. This information is required to be determined as if we had accounted for shares issued under all of our employee stock options and shares issued under the Employee Stock Purchase Plan under the fair value method of that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The following pro forma information sets forth our net income (loss) and net income (loss) per share assuming that we had used the SFAS 123 fair value method in accounting for employee stock options and purchases (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Net income (loss) – as reported	$9,950	$(5,606)	$14,076	$(2,991)
Add: APB 25 stock-based employee compensation expense, as reported	5	177	67	585
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(5,234)	(5,387)	(12,165)	(12,767)

Pro forma net income (loss)	$4,721	$(10,816)	$1,978	$(15,173)

Basic net income (loss) per share:
As reported	$0.08	$(0.05)	$0.12	$(0.03)

Pro forma	$0.04	$(0.09)	$0.02	$(0.13)

Diluted net income (loss) per share:
As reported	$0.08	$(0.05)	$0.11	$(0.03)

Pro forma	$0.04	$(0.09)	$0.02	$(0.13)

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

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement is effective beginning with our first quarter of fiscal 2006. We are currently evaluating the requirements of SFAS 123(R) and we have not yet fully determined the impact on our consolidated financial statements. We believe the impact to our financial statements will result in a material increase in our stock-based employee compensation expense. The stock-based employee compensation expense presented in our pro forma financial results required to be disclosed under the current SFAS 123 was $5.2 million and $12.2 million in the three and six month periods ended December 26, 2004.

2. Commitments, Contingencies and Leases

Line of Credit

We have a revolving line of credit for $10.0 million with a major lending institution. Borrowings under this line of credit bear interest at the bank’s prime rate which was 5.25% at December 26, 2004. As of December 26, 2004, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of December 26, 2004, we had letters of credit totaling $1.0 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of December 26, 2004. The line of credit expires on January 26, 2006.

Lease Liability

As part of our business relationship with MCMS, Inc. (“MCMS”), a former contract manufacturer, we entered into a $9.0 million operating equipment lease for manufacturing equipment in September 2000 with a third-party financing company; we, in turn, subleased the equipment to MCMS. The equipment lease with the third-party financing company requires us to make monthly payments through September 2005 and to maintain specified financial covenants with which we were in compliance as of December 26, 2004. During the first quarter of fiscal 2002, due to the liquidity problems at MCMS and its voluntary filing for protection under Chapter 11, we recorded a charge of $9.0 million related to this lease. The liability, net of payments, related to this lease is included in lease liability on the condensed consolidated balance sheets.

Purchase Commitments

We currently have arrangements with one contract manufacturer and other suppliers for the manufacture of our products. Our arrangements allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by us. We are obligated to the purchase of long lead-time component inventory that our contract manufacturer procures in accordance with the forecast, unless we give notice of order cancellation outside of applicable component lead-times. As of December 26, 2004, we had non-cancelable commitments to purchase approximately $24.4 million of such inventory during the third quarter of fiscal 2005.

Legal Proceedings

On May 27, 2003, Lucent Technologies, Inc. (“Lucent”) filed suit against Extreme Networks and Foundry Networks, Inc. (“Foundry”). Foundry severed its case from the original case. The complaint against Extreme alleges willful infringement of U.S. Patent Nos. 4,769,810, 4,769,811, 4,914,650, 4,922,486 and 5,245,607 and seeks a judgment: (a) determining that we have willfully infringed each of the five patents; (b) permanently enjoining us from infringement, inducement of infringement and contributory infringement of each of the five patents; and (c) awarding Lucent unspecified amounts of trebled damages, together with expenses, costs and attorneys’ fees.

We intend vigorously to defend against Lucent’s allegations. We answered Lucent’s complaint on July 16, 2003, denying infringement and asserting various affirmative defenses and counterclaims.

The claim construction hearing was held January 14, 2005. The trial date has been set for April 26, 2005. While the outcome of this matter is currently not determinable, the ultimate costs to resolve it, whether through litigation or settlement, and whether we are successful or not, could have a material adverse effect on our consolidated financial statements, results of operations, and cash flows.

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

We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters, including the specific matters discussed above, is currently not determinable, the ultimate costs to resolve these matters or future matters could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

3. Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Net income (loss)	$9,950	$(5,606)	$14,076	$(2,991)
Other comprehensive income (loss):
Change in unrealized gain/loss on investments:
Net unrealized loss on investments	(1,149)	(707)	(24)	(1,229)
Less: Net gain on investments realized and included in interest income	13	12	39	21

Net unrealized loss on investments	(1,162)	(719)	(63)	(1,250)
Net unrealized loss on derivatives	(1)	(1)	—	(1)
Foreign currency translation adjustments	364	300	340	456

Total comprehensive income (loss)	$9,151	$(6,026)	$14,353	$(3,786)

4. Income Taxes

We recorded an income tax provision of $1.5 million and an income tax benefit of ($0.1) million for the three months ended December 26, 2004 and December 28, 2003, respectively. We recorded an income tax provision of $2.2 million and $0.8 million for the six months ended December 26, 2004 and December 28, 2003, respectively. The effective tax rates were 13% and (2%) for the three months ended December 26, 2004 and December 28, 2003, respectively, and 13% and (37%) for the six months ended December 26, 2004 and December 28, 2003, respectively, which differ from the statutory tax rate due to benefits to U.S. taxes from net operating loss carryforwards and tax credits, offset by the tax impact on income of foreign operations.

5. Net Income (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options, warrants and convertible subordinated notes. Dilutive earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings (loss) per share calculation plus the dilutive effect of shares subject to repurchase, options, warrants and convertible subordinated notes. The computation of diluted net income per share excludes the impact of the conversion of the convertible subordinated notes due in December 2006, which are convertible into approximately 9.5 million shares of common stock, as the impact of adding back to income the after tax interest expense associated with the convertible subordinated notes, and including the impact of the common shares to be issued, would be anti-dilutive in these periods. Diluted net loss per share was the same as basic net loss per share for the three and six months ended December 28, 2003 because we had net losses in those periods.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Net income (loss)	$9,950	$(5,606)	$14,076	$(2,991)

Weighted-average shares of common stock outstanding	121,045	117,779	120,844	117,307
Less: Weighted-average shares subject to repurchase	(3)	(114)	(5)	(164)

Weighted-average shares used in per share calculation — basic	121,042	117,665	120,839	117,143

Incremental shares using the treasury stock method	3,348	—	3,014	—

Weighted-average shares used in per share calculation — diluted	124,390	117,665	123,853	117,143

Net income (loss) per share — basic	$0.08	$(0.05)	$0.12	$(0.03)

Net income (loss) per share — diluted	$0.08	$(0.05)	$0.11	$(0.03)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be antidilutive for the periods (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Stock options outstanding	14,720	3,207	15,848	2,418
Unvested common stock subject to repurchase	—	114	—	164
Warrants outstanding	—	1,716	—	859
Convertible subordinated notes	9,542	9,542	9,542	9,542

Total potential shares of common stock excluded from the computation of diluted net income (loss) per share	24,262	14,579	25,390	12,983

Stock options outstanding are considered to be antidilutive under the treasury stock method when the exercise price of the option exceeds the market value of the shares. The increase in antidilutive stock options outstanding from December 28, 2003 to December 26, 2004 is due to two factors: an increase in the number of weighted options outstanding for approximately 4.8 million shares of common stock, which includes replacement options for approximately 5.1 million shares of common stock associated with the stock option exchange program that were issued in October 2003, and a decrease in the market value of the shares which has increased the number of stock options outstanding that are considered to be antidilutive.

6. Restructuring Charge

During fiscal 2004, we recorded restructuring charges of $6.5 million related to excess facilities. The excess facilities charge represented an increase to the charge initially recognized during fiscal 2002. The commercial real estate market continued to deteriorate in fiscal 2004 and we were not able to find suitable tenants to sublease these facilities. The lower projected sublease income necessitated an increase in reserves that takes into consideration the unfavorable difference between lease obligation payments and projected sublease receipts. The actual cost could differ from this estimate, and additional facilities charges could be incurred if we are unsuccessful in negotiating reasonable termination fees on certain facilities, if facility operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities or if other estimates and assumptions change.

During fiscal 2003, we recorded restructuring charges of $15.9 million. The restructuring charges included excess facilities charges of $9.6 million, severance charges of $4.4 million and asset impairments of $1.9 million. The excess facilities charge represented an increase to the charge recognized during fiscal 2002 for the domestic and international facilities. Severance charges of $2.7 million related to a reduction in total staff during the second quarter of fiscal 2003 of approximately 100 people, or 10% of the total workforce, across all departments. Severance charges of $1.7 million related to a reduction in total staff announced at the end of the fiscal year of approximately 70 people, or 8% of the total workforce, across all departments. The asset impairment charge relates to the write-off of leasehold improvements and office furniture related to excess facilities.

Activity with respect to restructuring liabilities is as follows (in thousands):

	Excess Facilities	Asset Impairments	Severance	Total
Balance at June 29, 2003	$26,418	$—	$1,752	$28,170
Charge in first quarter of fiscal 2004	876	122	(36)	962
Charge in fourth quarter of fiscal 2004	5,622	—	(97)	5,525
Write-offs	—	(122)	—	(122)
Cash payments	(6,353)	—	(1,619)	(7,972)

Balance at June 27, 2004	26,563	—	—	26,563
Cash payments	(3,261)	—	—	(3,261)

Balance at December 26, 2004	23,302	—	—	23,302
Less: current portion	6,094	—	—	6,094

Restructuring liabilities at December 26, 2004, less current portion	$17,208	$—	$—	$17,208

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations regarding results of operations, our ability to expand our market penetration, our ability to expand our distribution channels, customer acceptance of our products, our ability to meet the expectations of our customers, product demand and revenue, cash flows, product gross margins, our expectations to continue to develop new products and enhance existing products, our expectations to reduce warranty expenses as a percentage of revenue, our expectations regarding the amount of our research and development expenses, our expectations regarding the amount/level of our selling, general and administrative expenses, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expectations concerning the availability of products from suppliers and contract manufacturers, anticipated product costs and sales prices, our expected income tax rate, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding the rationalization of our workforce and facilities, and our expectations regarding materials and inventory management. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the section entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-Q and other filings we have made with the Securities and Exchange Commission.

Business Overview

We develop and sell a family of modular and stackable network infrastructure equipment and offer related service contracts for extended warranty and maintenance agreements. Substantially all of our revenue is derived from the sale of networking equipment and the related service contracts. We believe that understanding the following key developments is helpful to an understanding of our operating results for the second quarter and first six months of fiscal 2005.

Increased Product Breadth

We believe that continued success in the marketplace will depend on our ability to develop new and enhanced products employing leading-edge technology. In the second quarter of fiscal 2005, we began shipping our new high performance Aspen switch which provides true voice-class availability at the edge of the network. In fiscal 2004 we introduced several new products including the Black Diamond 10K, the Summit 300-48/Altitude 300 and the Summit 400 series.

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

In November 2003, we announced our comprehensive strategic alliance with Avaya, Inc. to jointly develop and market converged communications solutions. The alliance brings together Avaya’s global market leadership in IP voice and telephony with Extreme’s expertise in high performance IP data network infrastructure. Under the Joint Development Agreement the companies plan to develop next generation, standards-based technologies in the areas of network management and provisioning, Quality of Service, security and network resilience. Additionally, Avaya sells, services and supports Extreme’s entire portfolio of data networking products through their worldwide sales organization and the Avaya Global Services organization.

Expanded Focus on Service Offering

Extreme’s service offering is primarily the provision of service contracts for extended warranty and maintenance agreements related to our networking equipment. To a lesser extent, the service revenue includes professional services related to the design and installation of data networks and training. Service revenue increased by 21.7% in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 and represented 14.5% of total revenues in the second quarter of fiscal 2005 compared to 14.3% in the second quarter of fiscal 2004. Service revenue increased by 26.1% in the first six months of fiscal 2005 compared to the first six months of fiscal 2004 and represented 14.6% of total revenues in the first six months of fiscal 2005 compared to 13.2% in the first six months of fiscal 2004. Cost of service revenue decreased by $0.5 million in the second quarter of fiscal 2005 to $8.4 million and service gross margin improved to 42.3% in the second quarter of fiscal 2005 from 25.5% in the second quarter of fiscal 2004 due to efforts to improve and optimize our service supply chain. Cost of service revenue decreased by $1.3 million in the first six months of fiscal 2005 to $16.6 million and service gross margin improved to 41.6% in the first six months of fiscal 2005 from 20.5% in the first six months of fiscal 2004 due to efforts to improve and optimize our service supply chain.

Results of Operations

Net Revenues

The following table presents net product and service revenues for the three and six months ended December 26, 2004 and December 28, 2003 (dollars in thousands):

	Three months ended December 26, 2004		Three months ended December 28, 2003		Six months ended December 26, 2004		Six months ended December 28, 2003
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net Revenues:
Product	$85,763	85.5%	$71,500	85.7%	$166,935	85.4%	$148,256	86.8%
Service	14,538	14.5%	11,945	14.3%	28,452	14.6%	22,560	13.2%

Total net revenues	$100,301	100.0%	$83,445	100.0%	$195,387	100.0%	$170,816	100.0%

Net revenues were $100.3 million in the second quarter of fiscal 2005 and $83.4 million in the second quarter of fiscal 2004, representing an increase of 20.2% in the second quarter of fiscal 2005 from the second quarter of fiscal 2004. Net revenues were $195.4 million in the first six months of fiscal 2005 and $170.8 million in the first six months of fiscal 2004, representing an increase of 14.4% in the first six months of fiscal 2005 from the first six months of fiscal 2004.

Product revenue increased to $85.8 million for the second quarter of fiscal 2005 from $71.5 million for the second quarter of fiscal 2004, an increase of $14.3 million. Product revenue increased to $167.0 million for the first six months of fiscal 2005 from $148.3 million for the first six months of fiscal 2004, an increase of $18.7 million. These increases were primarily due to increases in the volume of units sold.

Service revenue increased to $14.5 million for the second quarter of fiscal 2005 from $11.9 million for the second quarter of fiscal 2004, an increase of $2.6 million. Service revenue increased to $28.5 million for the first six months of fiscal 2005 from $22.6 million for the first six months of fiscal 2004, an increase of $5.9 million. These increases were primarily due to implementing a focused sales and marketing effort to increase the number of service contracts by increasing the attachment rate of service contract sales on new equipment and on increasing the rate of renewals on existing service contracts.

The following table presents total net revenues geographically for the three and six months ended December 26, 2004 and December 28, 2003 (dollars in thousands):

	Three months ended December 26, 2004		Three months ended December 28, 2003		Six months ended December 26, 2004		Six months ended December 28, 2003
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net Revenues:
United States	$43,434	43.3%	$28,203	33.8%	$83,278	42.6%	$61,196	35.8%
Europe, Middle East and Africa	29,900	29.8%	24,700	29.6%	55,100	28.2%	45,500	26.6%
Japan	17,000	17.0%	19,700	23.6%	35,200	18.0%	38,400	22.5%
Other	9,967	9.9%	10,842	13.0%	21,809	11.2%	25,720	15.1%

Total net revenues	$100,301	100.0%	$83,445	100.0%	$195,387	100.0%	$170,816	100.0%

Sales of products and services outside the United States accounted for approximately 56.7% of our business in the second quarter of fiscal 2005, compared to 66.2% in the second quarter of fiscal 2004. Sales of products and services outside the United States accounted for approximately 57.4% of our business in the first six months of fiscal 2005, compared to 64.2% in the first six months of fiscal 2004. We expect that export sales will continue to represent a significant portion of net revenues, although export sales may fluctuate as a percentage of net revenues. Substantially all sales transactions are denominated in United States dollars.

We rely upon our two-tiered distribution channel for the majority of our revenues. Revenue through the distributor channel as a percentage of total product revenue was 31% in the second quarter of fiscal 2005 and 33% in the second quarter of fiscal 2004. Revenue through the distributor channel as a percentage of total product revenue was 31% in the first six months of fiscal 2005 and 34% in the first six months of fiscal 2004. The level of sales to any customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. No customer accounted for greater than 10% of our net revenues for the second quarter of fiscal 2005 or the second quarter of fiscal 2004. One distributor of our products, Tech Data Corporation, accounted for 10% of our net revenues for the first six months of fiscal 2005. No customer accounted for greater than 10% of our net revenues for the first six months of fiscal 2004.

Cost of Revenues and Gross Margin

The following table presents the gross margin on product and service revenues and the gross margin percentage of product and service revenues for the three and six months ended December 26, 2004 and December 28, 2003 (dollars in thousands):

	Three months ended December 26, 2004		Three months ended December 28, 2003		Six months ended December 26, 2004		Six months ended December 28, 2003
	$	Gross Margin %	$	Gross Margin %	$	Gross Margin %	$	Gross Margin %
Gross margin:
Product	$47,806	55.7%	$37,395	52.3%	$92,676	55.5%	$80,719	54.4%
Service	6,151	42.3%	3,047	25.5%	11,837	41.6%	4,626	20.5%

Total gross margin	$53,957	53.8%	$40,442	48.5%	$104,513	53.5%	$85,345	50.0%

Gross margin was $54.0 million in the second quarter of fiscal 2005 and $40.4 million in the second quarter of fiscal 2004, representing an increase of 33.4% in the second quarter of fiscal 2005 from the second quarter of fiscal 2004. Gross margin as a percentage of net revenues was 53.8% and 48.5% in the second quarter of fiscal 2005 and the second quarter of fiscal 2004, respectively. Gross margin was $104.5 million in the first six months of fiscal 2005 and $85.3 million in the first six months of fiscal 2004, representing an increase of 22.5% in the first six months of fiscal 2005 from the first six months of fiscal 2004. Gross margin as a percentage of net revenues was 53.5% and 50.0% in the first six months of fiscal 2005 and the first six months of fiscal 2004, respectively.

Cost of product revenue includes costs of raw materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory and internal costs associated with manufacturing overhead including management, manufacturing engineering, quality assurance, development of test plans and document control. Product gross margin in the second quarter of fiscal 2005 was $47.8 million, representing 55.7% of product revenues as compared to $37.4 million in the second quarter of fiscal 2004, or 52.3% of product revenue. Product gross margin in the first six months of fiscal 2005 was $92.7 million, representing 55.5% of product revenues as compared to $80.7 million in the first six months of fiscal 2004, or 54.4% of product revenue. The increases in product gross margin as a percentage of product revenues were primarily due to the increase in product revenue since some of the costs of revenue components such as the internal costs associated with certain manufacturing overhead are of a fixed nature and have not increased as we have expanded our revenue base. Other costs, such raw materials and amounts paid to third-party contract manufacturers are of a variable nature and the per-unit costs have declined as we have expanded our revenue base. The combination of maintaining fixed costs and lowering the per unit variable cost while increasing the revenue base has provided leverage in the growth of gross margins.

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

Our cost of service consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross margin in the second quarter of fiscal 2005 was $6.2 million, representing 42.3% of service revenues as compared to $3.0 million in the second quarter of fiscal 2004, or 25.5% of service revenue. Service gross margin in the first six months of fiscal 2005 was $11.8 million, representing 41.6% of service revenues as compared to $4.6 million in the first six months of fiscal 2004, or 20.5% of service revenue. The increase in service gross margin resulted from a number of programs that we implemented during fiscal 2004 and fiscal 2003 to improve service delivery productivity and to enhance customer satisfaction. These programs included implementing a focused sales and marketing effort to increase the number of service contracts by increasing the attachment rate of service contract sales on new equipment and on increasing the rate of renewals on existing service contracts. In addition, these programs in fiscal 2004 and fiscal 2003 included expenses incurred to reduce service infrastructure, including outsourcing certain service functions. In recent quarters, including the first and second quarters of fiscal 2005, the benefits of the programs implemented in fiscal 2004 and fiscal 2003 are being realized in the form of lower cost of revenue on an increasing revenue base. Some of the costs of revenue components such as labor and overhead are of a fixed nature and have not increased as we have expanded our revenue base. Other costs, such as repairs, freight and cost of spares are of a variable nature and the per unit costs have declined as we have expanded our revenue base. The combination of maintaining fixed costs and lowering the per unit variable cost while increasing the revenue base has provided significant leverage in the growth of gross margins.

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

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses increased to $23.8 million for the second quarter of fiscal 2005 from $23.6 million for the second quarter of fiscal 2004, an increase of $0.2 million. This increase was primarily due to increased payroll and related personnel expenses of $1.6 million due to compensation increases, increased commission expense of $1.1 million due to increased net revenues, offset partially by a reduction in marketing expenses of $1.3 million due to cost saving measures implemented in fiscal 2005 and by a reduction in meeting and conference expenses of $0.6 million. Sales and marketing expenses increased to $47.0 million for the first six months of fiscal 2005 from $45.4 million for the first six months of fiscal 2004, an increase of $1.6 million. This increase was primarily due to increased payroll and related personnel expenses of $3.2 million due to compensation increases, increased commission expense of $1.1 million due to increased net revenues, offset partially by reduced spending for advertising and marketing programs of $1.5 million, decreased depreciation expense of $0.4 million. The rate of future spending in our sales and marketing expenses will largely depend on the pace of recovery in the market for networking products.

Research and Development Expenses

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses increased to $14.9 million for the second quarter of fiscal 2005 from $14.6 million for the second quarter of fiscal 2004, an increase of $0.3 million. This increase was primarily due to an increase of $0.5 million in the amortization of the $17.9 million in warrant related costs allocated to the joint development agreement with Avaya which commenced on November 1, 2003 and an increase in payroll and related personnel expenses of $ 0.7 million offset by a reduction of $1.1 million in engineering project expenses associated with the recovery of costs under a third party development agreement that is not expected to recur. Research and development expenses increased to $30.3 million for the first six months of fiscal 2005 from $27.9 million for the first six months of fiscal 2004, an increase of $2.4 million. This result was due to increased payroll and related personnel expenses of approximately $1.3 million and increased amortization of $2.0 million of warrant related costs associated with the joint development agreement with Avaya, offset by lower engineering project expenses. We expense all research and development costs as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and as a result we expect these expenses will continue to be significant in future periods.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses decreased to $7.5 million for the second quarter of fiscal 2005 from $7.9 million for the second quarter of fiscal 2004, a decrease of $0.4 million. The decrease in the second quarter was due to $0.5 million in lower legal fees related to litigation offset by $0.1 million higher costs for compliance with the Sarbanes-Oxley Act of 2002. Legal expenses related to intellectual property litigation are expected to continue and may cause general and administrative expense to increase. Expenses as a result of compliance with the Sarbanes-Oxley Act of 2002, including Section 404 thereof, are expected to continue and are expected to increase throughout the remainder of fiscal 2005 as we implement procedures and activities to meet the requirements of this act. General and administrative expenses decreased to $14.7 million for the first six months of fiscal 2005 from $14.9 million for the first six months of fiscal 2004, a decrease of $0.2 million. The decrease in the six-month period was primarily due to decreases in legal fees relating to litigation, offset by higher costs for compliance with the Sarbanes-Oxley Act of 2002 and increased payroll and personnel expenses. The rate of future spending in our general and administrative expenses will largely depend upon the cost of outside services and professional fees, including legal fees relating to litigation, settlement negotiations or licensing transactions and fees associated with compliance with the Sarbanes-Oxley Act of 2002.

Amortization of deferred stock compensation

Amortization of deferred stock compensation decreased to $0.0 million for the second quarter of fiscal 2005 from $0.2 million for the second quarter of fiscal 2004, a decrease of $0.2 million. Amortization of deferred stock compensation decreased to $0.1 million for the first six months of fiscal 2005 from $0.7 million for the first six months of fiscal 2004, a decrease of $0.6 million. Amortization of deferred stock compensation is attributable to unvested stock options subject to forfeiture issued to employees that we assumed in conjunction with acquisitions during fiscal 2001. Deferred stock compensation is amortized as charges to operations, using the graded method, over the vesting periods of the individual stock options, generally four years. Upon termination of an employee, the amount of expense recognized under the graded vesting method that is in excess of the amount actually earned is reversed. For the second quarter and for the first six months of fiscal 2005, there were no reversals of excess compensation expense related to terminated employees. We reversed $0.2 million of excess compensation expense related to terminated employees for the second quarter and for the first six months of fiscal 2004. As of December 26, 2004, we have expensed substantially all of the deferred stock compensation associated with the acquisitions.

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

Other Income, Net

Other income, net increased to $3.6 million for the second quarter of fiscal 2005 from $0.1 million for the second quarter of fiscal 2004, an increase of $3.5 million. This increase was primarily due to the receipt of a foreign consumption tax refund of $3.9 million and increased interest income of $0.4 million, offset partially by foreign exchange losses of $0.6 million as a result of the decline of the U.S. Dollar relative to all other currencies. The tax holiday in the foreign tax jurisdiction that provided the consumption tax refund has expired, and no further benefits are expected. Other income, net increased to $2.2 million for the first six months of fiscal 2005 from $0.8 million for the first six months of fiscal 2004, an increase of $1.4 million. This increase was primarily due to the receipt of a foreign consumption tax refund of $3.9 million and increased interest income of $0.6 million, offset by foreign exchange losses of $0.8 million and the settlement of litigation, net of related expenses, of $2.2 million in the first six months of fiscal 2004.

Provision (Benefit) for Income Taxes

We recorded an income tax provision of $1.5 million and an income tax benefit of ($0.1) million for the three months ended December 26, 2004 and December 28, 2003, respectively. We recorded an income tax provision of $2.2 million and $0.8 million for the six months ended December 26, 2004 and December 28, 2003, respectively. The effective tax rates were 13%

and (2%) for the three months ended December 26, 2004 and December 28, 2003, respectively, and 13% and (37%) for the six months ended December 26, 2004 and December 28, 2003, respectively, which differ from the statutory tax rate due to benefits to U.S. taxes from net operating loss carryforwards and tax credits, offset by the tax impact on income of foreign operations. We have provided a full valuation allowance for our net deferred tax assets. We initially recorded this charge during fiscal 2003 in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which places greater weight on previous cumulative losses than the outlook for future profitability when determining whether deferred tax assets can be realized. Based upon our most recent three-year history of losses and relying on other guidance specified in SFAS 109, we determined that it was appropriate to establish a full valuation allowance against our deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

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

Revenue Recognition

We derive the majority of our revenue from sales of our modular and stackable networking equipment, with the remaining revenue generated from service fees relating to the service contracts and training on our products. We generally recognize product revenue from our Value-Added Resellers and end-user customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. In instances where the criteria for revenue recognition is not met, revenue is deferred until all criteria have been met. Our total deferred product revenue was $1.3 million and $3.0 million as December 26, 2004 and June 27, 2004, respectively. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis. Our total deferred revenue for services was $46.8 million and $50.7 million as of December 26, 2004 and June 27, 2004, respectively. Service contracts typically range from one to five years.

When sales arrangements contain multiple deliverables such as hardware, service contracts and other services, we determine whether the deliverables represent separate units of accounting and then allocate revenue to each unit of accounting based on its relative fair value. We recognize revenue for each unit of accounting when the revenue recognition criteria for each unit of accounting are met. The amount of product revenue recognized is impacted by our judgments as to whether an arrangement includes multiple units of accounting and if so, whether vendor-specific objective evidence of fair value exists for those units of accounting. The ability to establish vendor specific objective evidence for any unit of accounting could affect the timing of the revenue recognition.

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

We provide an allowance for sales returns based on our historical returns, analysis of credit memo data and our return policies. The allowance for returns reserve was $2.3 million and $2.2 million as of December 26, 2004 and June 27, 2004, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. The allowance is charged to net revenues in the accompanying consolidated statements of operations. There was no allowance for returns reserve charged to net revenues in the second quarter and first six months of fiscal 2005. If the historical data we use to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates are revised, thus resulting in an impact on future net revenues. We estimate and adjust this allowance at each balance sheet date.

Inventory Valuation

Our inventory balance was $22.5 million as of December 26, 2004, compared with $25.9 million as of June 27, 2004. We value our inventory at lower of cost or market. The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements, product lifecycle and product development plans and quality issues. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at net realizable value. Inventory write-downs charged to cost of product revenue were $0.3 million in the second quarter and first six months of fiscal 2005. Inventory write-downs charged to cost of product revenue were $0.3 million in the first six months of fiscal 2004. Although we make every effort to accurately forecast product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and we determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of product revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our operating margin in that period will be favorably impacted.

Accrued Warranty

Networking products may contain undetected errors when new products or new versions of existing products are released to the marketplace. We have experienced such errors in connection with products and product upgrades. Our standard warranty period is typically 12 months from the date of purchase by end-users. Upon shipment of products to our customers, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability for this amount.

Our accrued warranty balance was $8.1 million as of December 26, 2004, compared with $8.3 million as of June 27, 2004. The determination of our warranty requirements is based on our actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust this accrual at each balance sheet date in accordance with changes in these factors. In the first quarter of fiscal 2005, we charged $1.1 million to product cost of revenue related to a change in the method to accumulate the warranty return rates. The cost of new warranties issued that was charged to cost of product revenue was $2.6 million in the second quarter of fiscal 2005 and $3.1 million in the second quarter of fiscal 2004. The cost of new warranties issued that was charged to cost of product revenue was $6.8 million in the first six months of fiscal 2005 and $4.6 million in the first six months of fiscal 2004. While we believe that our warranty accrual is adequate and that the judgments applied in calculating this accrual are appropriate, the assumptions used are based on estimates and these estimated amounts could differ materially from our actual warranty expenses in the future. If actual expenses exceed those we have estimated, our future cost of product revenue would be adversely affected.

Allowance for Doubtful Accounts

Our accounts receivable balance, net of allowance for doubtful accounts, was $30.8 million and $33.0 million as of December 26, 2004 and June 27, 2004, respectively. The allowance for doubtful accounts was $1.3 million and $1.4 million as of December 26, 2004 and June 27, 2004, respectively. We continually monitor and evaluate the collectibility of our trade receivables based on a combination of factors. We record specific allowances for bad debts in general and administrative expense when we become aware of a specific customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends in the length of time the receivables are past due and historical collection experience. We mitigate some collection risk by requiring most of our customers in the Asia-Pacific region, excluding Japan, to pay cash in advance or secure letters of credit when placing an order with us. There was no provision for doubtful accounts charged to operations in the second quarter of fiscal 2005 or fiscal 2004. There was no provision for doubtful accounts charged to operations the first six months of fiscal 2005 and the provision for doubtful accounts charged to operations was a benefit of $0.2 million in the first six months of fiscal 2004. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required.

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

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities increased to $446.8 million at December 26, 2004 from $425.7 million at June 27, 2004, an increase of $21.1 million. This increase was primarily due to cash provided by operating activities of $21.4 million and proceeds from issuance of common stock of $2.9 million, partially offset by capital expenditures of $3.4 million.

We generated $21.4 million in cash from operations in the first six months of fiscal 2005. Accounts receivable decreased to $30.8 million at December 26, 2004 from $33.0 million at June 27, 2004. Days sales outstanding (“DSO”) in receivables decreased to 28 days at December 26, 2004 from 33 days at June 27, 2004. The decrease in our accounts receivable balance, as well as the decrease in DSO, was primarily due to shipment linearity and improvements in collecting past due balances. Inventory levels decreased to $22.5 million at December 26, 2004 from $25.9 million at June 27, 2004. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence caused by, among other things, declining demand, rapidly changing technology and customer requirements. Any significant increase in our inventory levels can be expected to reduce cash and cash equivalents, short-term investments and marketable securities.

We have a revolving line of credit for $10.0 million with a major lending institution. Borrowings under this line of credit bear interest at the bank’s prime rate which was 5.25% at December 26, 2004. As of December 26, 2004, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of December 26, 2004, we had letters of credit totaling $1.0 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of December 26, 2004. The line of credit expires on January 26, 2006. It is our intention to renew this line of credit when it expires.

As part of our business relationship with MCMS, Inc. (“MCMS”), the predecessor-in-interest to Plexus Corp., we entered into a $9.0 million operating equipment lease for manufacturing equipment in September 2000 with a third-party financing company; we, in turn, loaned the equipment to MCMS. The equipment lease with the third-party financing company requires us to make monthly payments through September 2005 and to maintain specified financial covenants related to profitability and our cash to debt ratio with which we were in compliance as of December 26, 2004. The liability related to this lease is included in lease liability on the balance sheet.

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

The following summarizes our contractual obligations (including interest payments) at December 26, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	After Five Years
Contractual Obligations:
Convertible subordinated notes	$214,000	$7,000	$207,000	$—	$—
Non-cancelable inventory purchase commitments	24,417	24,417	—	—	—
Non-cancelable operating lease obligations	31,105	8,995	12,241	5,568	4,301

Total contractual cash obligations	$269,522	$40,412	$219,241	$5,568	$4,301

We did not have any material commitments for capital expenditures or other non-cancelable purchase commitments not included above as of December 26, 2004. We did not have any off-balance sheet arrangements as of December 26, 2004.

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

When Our Products Contain Undetected Errors, We Incur Significant Unexpected Expenses and Could Lose Sales

Network products frequently contain undetected errors when new products or new versions or updates of existing products are released to the marketplace. In the past, we have experienced such errors in connection with new products and product updates. We have experienced component problems that caused us to incur higher than expected warranty and service costs and expenses, and to take an accrual for anticipated expenses. In the future, we expect that, from time to time, such errors or component failures will be found in new or existing products after the commencement of commercial shipments. These problems have adversely affected our business and may have a material adverse effect on our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems. Further, if products are not accepted by customers due to such defects, and such returns exceed the amount we accrued for defect returns based on our historical experience, our operating results would be adversely affected.

Our products must successfully interoperate with products from other vendors. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. The occurrence of errors, whether or not caused by our products, could result in the delay or loss of market acceptance of our products and any necessary revisions may cause us to incur significant expenses. The occurrence of any such problems would likely have a material adverse effect on our business, operating results and financial condition.

We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Grow Our International Sales Depends on Successfully Expanding Our International Operations

International sales constitute a significant portion of our net revenues. Our ability to grow will depend in part on the continued expansion of international sales. Sales to customers outside of the United States accounted for approximately 57% and 64% of our net revenues, respectively, for the first six months of fiscal 2005 and fiscal 2004. Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

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

Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment

At December 26, 2004, no customer accounted for greater than 10% of our accounts receivable balance. Some of our customers are forecasting that their revenue for the foreseeable future will generally be lower than originally anticipated. Some of these customers are experiencing, or are likely to experience, serious cash flow problems and, as a result, may find it increasingly difficult to obtain financing, if financing is available at all. If our customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment of, the amounts that they owe us. In particular, sales to the service provider market are especially volatile and continued declines or delays in sale orders from this market may harm our financial condition. Furthermore, they may not order as many products from us as originally forecast, or cancel orders with us entirely. The inability of some of our potential customers to pay us for our products may adversely affect our cash flow, the timing of our revenue recognition and the amount of revenue, which may cause our stock price to decline.

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

Our Limited Ability to Protect Our Intellectual Property May Adversely Affect Our Ability to Compete

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, we cannot ensure that the actions we have taken will adequately protect our intellectual property rights or that other parties will not independently develop similar or competing products that do not infringe on our patents. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our products, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise misappropriate or use our products or technology, which would adversely affect our ability to compete.

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

We are actively involved in disputes and licensing discussions with, and have received notices from, others regarding their claimed proprietary rights, and as the functionality and features of our products expands, these disputes and discussions could increase or become harder to resolve. The corporations with whom we have or could have disputes or discussions include corporations with extensive patent portfolios and substantial financial assets who are actively engaged in programs to generate substantial revenues from their patent portfolios, and who are seeking or may seek significant payments or royalties from us and others in our industry. We cannot ensure that we will always be able successfully to defend ourselves against such claims or conclude licensing discussions on favorable terms. If we are found to infringe the proprietary rights of others, or if we otherwise settle such claims or enter into licensing arrangements to resolve potential disputes, we could be compelled to pay damages, royalties or other payments and either obtain a license to those intellectual property rights or alter our products so that they no longer infringe upon such proprietary rights. Any license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. Litigation, licensing discussions or settlement negotiations resulting from claims that we are infringing the proprietary rights of others has resulted and could in the future result in substantial costs and a diversion of resources, and could have a material adverse effect on our business, financial condition and results of operations, in any particular period, or on an ongoing basis. Due to the number of companies with extensive patent portfolios in our industry who are or may be actively involved in licensing programs, we believe that even if we do not infringe any patents, we will incur significant expenses in the future due to disputes or licensing negotiations, though the amounts can not be determined. We cannot assure you that any such expenses will not be material or otherwise adversely affect our operating results.

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

If a Key Reseller, Distributor, or Other Significant Customer Cancels or Delays a Large Purchase, Our Net Revenues May Decline and the Price of Our Stock May Fall

To date, a limited number of resellers, distributors and other customers have accounted for a significant portion of our revenue. No customer accounted for greater than 10% of our net revenues for the second quarter of fiscal 2005 or the second quarter of fiscal 2004. One distributor of our products, Tech Data Corporation, accounted for 10% of our net revenues for the first six months of fiscal 2005. No customer accounted for greater than 10% of our net revenues for the first six months of fiscal 2004. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected.

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

If We Do Not Adequately Manage and Evolve Our Financial Reporting and Managerial Systems and Processes, Our Ability to Manage and Grow Our Business May Be Harmed

Our ability to successfully implement our business plan and comply with regulations requires an effective planning and management process. We need to continue improving our existing, and implement new, operational and financial systems, procedures and controls. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis, or to forecast future results. In addition, rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control systems, and attestation of these systems by our independent registered public accounting firm. We are currently undergoing a review of our internal control systems and procedures and considering improvements that will be necessary in order for us to comply with the requirements of Section 404 by the end of fiscal 2005. This process will require us to hire additional personnel and retain outside advisory services and will result in additional accounting and legal expenses, which has and may continue to cause our operating expenses to increase.

If We Are Unable To Favorably Assess The Effectiveness Of Our Internal Control Over Financial Reporting, or If Our Independent Registered Public Accounting Firm Is Unable To Provide An Unqualified Attestation Report On Our Assessment, Our Stock Price Could Be Adversely Affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and beginning with our Annual Report on Form 10-K for the fiscal year ending July 3, 2005, our management will be required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting as of the end of fiscal 2005. The rules governing the standards that must be met for management to assess our internal control over financial reporting are new and complex, and require significant documentation, testing and possible remediation. While we are in the process of reviewing, documenting and testing our internal control over financial reporting, we may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, in connection with the attestation process by our independent registered public accounting firm, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment, investor confidence and our stock price could be adversely affected.

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

In particular, in December 2004 the Financial Accounting Standards Board issued a statement requiring companies to record stock option grants as compensation expense on their income statements. This statement is effective beginning with our first quarter of fiscal 2006. The current methodology for expensing such stock options is based on, among other things, the historical volatility of the underlying stock. Our stock price has been historically volatile. Therefore, the adoption of this accounting standard will negatively impact our profitability and may adversely impact our stock price. In addition, the adoption of this standard could limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 26, 2004. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
Included in cash and cash equivalents	$10,751			$10,751	$10,751
Weighted average interest rate	2.17%
Included in short-term investments	$57,885	$85,480		$143,365	$143,365
Weighted average interest rate	2.57%	2.5%
Included in marketable securities			$230,907	$230,907	$230,907
Weighted average interest rate			2.55%
Long-term debt			$200,000	$200,000	$181,900
Average fixed rate			3.50%

Exchange Rate Sensitivity

Currently, substantially all of our sales and the majority of our expenses are denominated in United States dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the first six months of fiscal 2005 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant, in part because of our foreign exchange risk management process discussed below.

Significant variability in foreign currencies relative to the U.S. dollar can cause operating expenses to fluctuate. Approximately 25% of our operating expenses are non-U.S. dollar denominated. The decline in the U.S. dollar relative to other major currencies is expected to result in an increase in operating expenses when those non-U.S. dollar operating expenses are converted into U.S dollars.

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). At December 26, 2004, these forward foreign currency contracts had a notional principal amount of $5.2 million (fair value of zero). These contracts have maturities of less than 60 days.

Additionally, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS 133. At December 26, 2004, we held foreign currency forward contracts with a notional principal amount of $2.4 million (fair value of $20,000). These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction losses from operations, including the impact of hedging, were $(0.6) million for the second quarter of fiscal 2005 and $(0.8) million for the first six months of fiscal 2005. Foreign currency transaction gains from operations, including the impact of hedging, were insignificant for the second quarter of fiscal 2004 and for the first six months of fiscal 2004.

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

As required by Section 404 of the Sarbanes Oxley Act of 2002, we continue to test and evaluate our internal control procedures to determine whether our controls are designed and operating effectively. The requirements of Section 404 have caused most public companies to substantially increase the documentation of internal controls and to implement additional controls. As a result of our testing and evaluation performed to date, we have noted that improvements could be made in the design or operation of our internal control structure. We believe adequate compensating controls exist in these areas; however, we are developing plans to implement improvements or additional control procedures. We have disclosed these matters to the audit committee of our board of directors and to our independent registered public accounting firm. There were no changes to our internal controls during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

On May 27, 2003, Lucent filed suit against Extreme Networks and Foundry Networks, Inc. (“Foundry”). Foundry severed its case from the original case. The complaint against Extreme alleges willful infringement of U.S. Patent Nos. 4,769,810, 4,769,811, 4,914,650, 4,922,486 and 5,245,607 and seeks a judgment: (a) determining that we have willfully infringed each of the five patents; (b) permanently enjoining us from infringement, inducement of infringement and contributory infringement of each of the five patents; and (c) awarding Lucent unspecified amounts of trebled damages, together with expenses, costs and attorneys’ fees.

We intend vigorously to defend against Lucent’s allegations. We answered Lucent’s complaint on July 16, 2003, denying infringement and asserting various affirmative defenses and counterclaims.

The claim construction hearing was held January 14, 2005. The trial date has been set for April 26, 2005. While the outcome of this matter is currently not determinable, the ultimate costs to resolve it, whether through litigation or settlement, and whether we are successful or not, could have a material adverse effect on our consolidated financial statements, results of operations, and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders

Extreme Networks held its Annual Meeting of Stockholders on December 1, 2004 to:

Elect two Class III directors, Charles Carinalli and W. Michael West;

To ratify the appointment of independent registered public accounting firm of Extreme Networks.

At the Annual Meeting the preceding proposals were voted on with the following results:

	For	Votes Against	Withheld	Abstain
Elect Charles Carinalli	88,107,661	—	12,941,053	—
Elect W. Michael West	80,956,777	—	20,091,937	—
Ratify the appointment of independent registered public accounting firm	99,337,300	1,663,799	—	47,616

The terms of Messrs. Carinalli and West will expire at the 2007 annual meeting. The following directors’ terms of office continue as follows:

The terms of the Class I directors, Mr. Gordon L. Stitt and Mr. Kenneth Levy, expire at the 2005 annual meeting.

The terms of the Class II directors, Mr. Bob L. Corey and Mr. Harry Silverglide, expire at the 2006 annual meeting.

Item 5. Other Information – None

Item 6. Exhibits

a)	Exhibits:

31.1	Section 302 Certification of Gordon L. Stitt as Chief Executive Officer

31.2	Section 302 Certification of William R. Slakey as Chief Financial Officer

32.1	Section 906 Certification of Gordon L. Stitt as Chief Executive Officer

32.2	Section 906 Certification of William R. Slakey as Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC.
(Registrant)

/S/ WILLIAM R. SLAKEY
WILLIAM R. SLAKEY
Chief Financial Officer

February 4, 2005