Form 10-Q
period 2005-03-27
EXTREME NETWORKS INC
filed 2005-05-05
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 27, 2005

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

May 3, 2005 was 121,858,503.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 27, 2005

Part I. Financial Information

Item 1. Financial Statements

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 27, 2005	June 27, 2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$65,542	$59,164
Short-term investments	140,725	162,078
Accounts receivable, net	31,575	32,998
Inventories	22,104	25,889
Prepaid expenses and other current assets	17,383	8,051

Total current assets	277,329	288,180
Property and equipment, net	51,760	59,767
Marketable securities	237,057	204,430
Other assets	22,640	26,896

TOTAL ASSETS	$588,786	$579,273

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$22,040	$18,995
Accrued compensation and benefits	17,017	15,827
Restructuring liabilities	6,139	6,085
Lease liability	942	2,355
Accrued warranty	7,873	8,297
Deferred revenue	48,840	53,674
Other accrued liabilities	24,678	22,921

Total current liabilities	127,529	128,154
Restructuring liabilities, less current portion	15,459	20,478
Deferred income taxes	777	762
Long-term deposit	59	321
Convertible subordinated notes	200,000	200,000
Commitments and contingencies (Note 2 and 7)
Stockholders’ equity:
Common stock and capital in excess of par value	691,479	687,216
Deferred stock-based compensation	—	(69)
Accumulated other comprehensive loss	(4,135)	(2,388)
Accumulated deficit	(442,382)	(455,201)

Total stockholders’ equity	244,962	229,558

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$588,786	$579,273

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
Net revenues:
Product	$76,835	$76,059	$243,770	$224,315
Service	15,073	12,815	43,525	35,375

Total net revenues	91,908	88,874	287,295	259,690

Cost of revenues:
Product	35,692	34,422	109,951	101,959
Service	8,954	8,979	25,568	26,913

Total cost of revenues	44,646	43,401	135,519	128,872

Gross margin:
Product	41,143	41,637	133,819	122,356
Service	6,119	3,836	17,957	8,462

Total gross margin	47,262	45,473	151,776	130,818

Operating expenses:
Sales and marketing	23,946	23,343	70,941	68,779
Research and development	15,329	15,001	45,586	42,867
General and administrative	7,254	8,043	21,918	22,934
Amortization of deferred stock compensation	2	198	69	931
Restructuring charge	—	—	—	962
Technology agreement	2,000	—	2,000	—

Total operating expenses	48,531	46,585	140,514	136,473

Operating income (loss)	(1,269)	(1,112)	11,262	(5,655)
Other income, net	829	345	4,582	2,707

Income (loss) before income taxes	(440)	(767)	15,844	(2,948)

Provision for income taxes	817	339	3,025	1,149

Net income (loss)	$(1,257)	$(1,106)	$12,819	$(4,097)

Net income (loss) per share – basic	$(0.01)	$(0.01)	$0.11	$(0.03)

Net income (loss) per share –diluted	$(0.01)	$(0.01)	$0.10	$(0.03)

Shares used in per share calculation - basic	121,444	118,832	121,041	117,706

Shares used in per share calculation - diluted	121,444	118,832	124,211	117,706

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 27, 2005	March 28, 2004
Cash flows from operating activities:
Net income (loss)	$12,819	$(4,097)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	12,605	15,550
Provision for doubtful accounts (reversal)	—	(200)
Provision for excess and obsolete inventory	795	—
Deferred income taxes	15	—
Amortization of deferred stock-based compensation	69	931
Amortization of warrant-related costs	5,675	3,153
Restructuring charge	—	962
Loss on disposal of property and equipment	50	—
Net changes in operating assets and liabilities:
Accounts receivable	1,422	(3,754)
Inventories	2,990	(5,516)
Prepaid expenses and other current and noncurrent assets	(10,751)	5,388
Accounts payable	3,045	3,540
Accrued compensation and benefits	1,190	(307)
Restructuring liabilities	(4,965)	(6,425)
Lease liability	(1,413)	(1,570)
Accrued warranty	(424)	(1,264)
Deferred revenue	(4,834)	6,395
Other accrued liabilities	1,809	(2,722)

Net cash provided by operating activities	20,097	10,064

Cash flows from investing activities:
Capital expenditures	(4,647)	(5,641)
Purchases of investments	(247,516)	(215,027)
Sales and maturities of investments	234,180	219,514

Net cash used in investing activities	(17,983)	(1,154)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,264	11,145

Net cash provided by financing activities	4,264	11,145

Net increase in cash and cash equivalents	6,378	20,055
Cash and cash equivalents at beginning of period	59,164	44,340

Cash and cash equivalents at end of period	$65,542	$64,395

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Extreme Networks, Inc (referred to as “Extreme Networks” and as “we”, “us” and “our”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at June 27, 2004 was derived from audited financial statements as of that date but does not include all disclosures required by U.S. generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2004.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of our results of operations and cash flows for the interim periods presented and our financial condition at March 27, 2005. The results of operations for the third quarter of fiscal 2005 are not necessarily indicative of the results that may be expected for fiscal 2005 or any future periods.

Revenue Recognition

We derive the majority of our revenue from sales of our modular and stackable networking equipment, with the remaining revenue generated from service fees relating to the service contracts and training on our products. We generally recognize product revenue from our Value-Added Resellers and end-users at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis. Service contracts typically range from one to five years. When sales arrangements contain multiple deliverables, such as hardware, service contracts and other services, we determine whether the deliverables represent separate units of accounting and then allocate revenue to each unit of accounting based on their relative fair values. We recognize revenue for each unit of accounting when the revenue recognition criteria for each unit of accounting are met.

We make certain sales to partners in two-tier distribution channels. The first tier consists of a limited number of independent distributors that sell primarily to resellers and, on occasion, to end-user customers. We defer recognition of revenue on all sales to these distributors until the distributors sell the product, as evidenced by monthly “sales-out” reports that the distributors provide to us. We grant these distributors the right to return a portion of unsold inventory to us for the purpose of stock rotation, provide them with credits for changes in selling prices, and allow them to participate in cooperative marketing programs. Cooperative marketing expenses paid to distributors are recorded as a reduction of revenue. The second tier of the distribution channel consists of a large number of third-party resellers that sell directly to end-users and are not granted return privileges, except for defective products during the warranty period. We reduce product revenue for certain price protection rights that may occur under contractual arrangements we have with our customers.

Inventories

Inventories consist of (in thousands):

	March 27, 2005	June 27, 2004
Raw materials	$288	$695
Finished goods	21,816	25,194

Total	$22,104	$25,889

Sales to Distributors

We defer recognition of revenue on all sales to distributors until the distributor successfully resells the product, typically to an authorized Value-Added Reseller. Distributors regularly provide us with reporting of their “sales-out” for this purpose. Until it is sold, inventory held by distributors is included in our reported finished goods inventory and was $3.8 million and $5.1 million at March 27, 2005 and June 27, 2004, respectively. The accounts receivable owed us by distributors, net of the deferred revenue from sales to distributors, is recorded in other current assets, as reflected in the following table (in thousands):

	March 27, 2005	June 27, 2004
Accounts receivable from distributors, net of allowance for doubtful accounts of $97 at March 27, 2005 ($724 at June 27, 2004)	$26,050	$20,350
Deferred revenue	(16,068)	(20,151)

Net	$9,982	$199

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

We have determined that the requirements of FIN 45 apply to our standard product warranty liability. The following table summarizes the activity related to our product warranty liability during the nine months ended March 27, 2005 and March 28, 2004 (in thousands):

	Nine Months Ended
	March 27, 2005	March 28, 2004
Balance beginning of period	$8,297	$10,200
Warranties issued	8,779	8,573
Settlements made	(10,331)	(9,837)
Change in estimate	1,128	—

Balance end of period	$7,873	$8,936

Our standard warranty period is typically 12 months from the date of purchase by end-users. Upon shipment of products to our customers, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability in cost of product revenue for this amount. The determination of our warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust these accruals at each balance sheet date in accordance with changes in these factors. There was no change in estimate for the first nine months of fiscal 2004. The change in estimate in the first quarter of fiscal 2005 results from a change in the method to accumulate the warranty return rates.

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

The requirements of FIN 45 are applicable to a guarantee of a lease obligation of one of our former contract manufacturers and to letters of credit issued under our line of credit. As of March 27, 2005, the lease obligation in the amount of $0.9 million has been recognized as a lease liability on the condensed consolidated balance sheet and the letters of credit totaled $0.8 million.

Deferred Service Revenue

We offer renewable service contracts, including extended warranty contracts, to our customers that range generally from one to five years. The change in our deferred service revenue balance in relation to these arrangements was as follows (in thousands):

	Nine Months Ended
	March 27, 2005	March 28, 2004
Balance beginning of period	$50,178	$44,223
New service arrangements	36,066	37,810
Recognition of service revenue	(39,243)	(31,681)

Balance end of period	$47,001	$50,352

Stock-Based Compensation

As provided by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation (“SFAS 123”), we have elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), in accounting for our employee stock options. Under APB No. 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in our financial statements.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123. This information is required to be determined as if we had accounted for our employee stock options and shares issued under the Employee Stock Purchase Plan under the fair value method of that statement. The fair value of options and shares granted in the three and nine months ended March 27, 2005 and March 28, 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plan				Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
Expected life	3.3 yrs	3.3 yrs	3.2 yrs	2.9 yrs	0.6 yrs	0.6 yrs	0.6 yrs	0.6 yrs
Risk-free interest rate	3.5%	2.4%	3.1%	2.3%	2.4%	1.0%	2.1%	1.1%
Volatility	47%	63%	48%	78%	47%	63%	47%	78%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties. As a result, if other assumptions had been used, our pro forma stock-based compensation expense could have been materially different from that depicted above.

The weighted-average estimated per share fair values of options granted in the third quarter of fiscal 2005 and fiscal 2004 were $2.22 and $3.61, respectively. The weighted-average estimated per share fair values of shares issued under the Employee Stock Purchase Plan in the third quarter of fiscal 2005 and fiscal 2004 were $1.92 and $1.93, respectively. Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123. This information is required to be determined as if we had accounted for employee stock options and shares issued under the Employee Stock Purchase Plan under the fair value method of that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The following pro forma information sets forth our net income (loss) and net income (loss) per share assuming that we had used the SFAS 123 fair value method in accounting for employee stock options and share purchases (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
Net income (loss) – as reported	$(1,257)	$(1,106)	$12,819	$(4,097)
Add: APB 25 stock-based employee compensation expense, as reported	2	111	69	696
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(4,300)	(2,912)	(16,465)	(15,679)

Pro forma net loss	$(5,555)	$(3,907)	$(3,577)	$(19,080)

Basic net income (loss) per share:
As reported	$(0.01)	$(0.01)	$0.11	$(0.03)

Pro forma	$(0.05)	$(0.03)	$(0.03)	$(0.16)

Diluted net income (loss) per share:
As reported	$(0.01)	$(0.01)	$0.10	$(0.03)

Pro forma	$(0.05)	$(0.03)	$(0.03)	$(0.16)

See Recently Issued Accounting Standards for a discussion of SFAS 123R.

Recently Issued Accounting Standards

Share-Based Payment

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. We expect to adopt SFAS 123(R) at the beginning of our first quarter of fiscal 2006.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: 1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date: or 2) a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We plan to adopt SFAS 123 (R) using the modified-prospective method.

We are currently evaluating the requirements of SFAS 123(R) and we have not yet fully determined the impact on our consolidated financial statements. We believe the impact to our financial statements will result in a material increase in our stock-based employee compensation expense recognized in our consolidated statements of operations, although it will have no impact on our overall financial position. The stock-based employee compensation expense presented in our pro forma financial results required to be disclosed under SFAS 123 was $4.3 million and $16.5 million in the three and nine month periods ended March 27, 2005. Additionally, SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Identification of Impaired Investments

In March 2004, the FASB approved the consensus reached on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides new guidance for evaluating impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are determined to be other-than-temporarily impaired. In September 2004, the FASB approved the issuance of a FASB Staff Position to delay the requirement to record impairment losses under EITF 03-1. The approved delay applies to all securities within the scope of EITF 03-1 and is expected to end when new guidance is issued and comes into effect. As substantially all of our investments are investment grade government and corporate debt securities that have maturities of less than 3 years, and we have both the ability and intent to hold the investments until maturity, we do not expect EITF 03-1, if and when the requirement to record impairment losses becomes effective, to have a material impact on our financial position and results of operations.

Inventory Costs

In November 2004, the FASB issued SFAS 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4, which requires companies to expense abnormal freight, handling costs, or spoilage in the period incurred and to allocate fixed overhead based on normal capacity, with adjustment if production is abnormally high. This standard becomes effective on July 1, 2005. We currently account for abnormal freight, handling costs, and spoilage consistent with this standard. We plan to adopt the provisions on a prospective basis in the first fiscal quarter of 2006. We are currently evaluating the effects of implementing this standard, however we do not expect it to have a material impact on our financial position and results of operations.

2. Commitments, Contingencies and Leases

Line of Credit

We have a revolving line of credit for $10.0 million with a major lending institution. Borrowings under this line of credit bear interest at the bank’s prime rate, which was 5.75% at March 27, 2005. As of March 27, 2005, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of March 27, 2005, we had letters of credit totaling $0.8 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity, with which we were in compliance as of March 27, 2005. The line of credit expires on January 26, 2006.

Lease Liability

As part of our business relationship with MCMS, Inc. (“MCMS”), a former contract manufacturer, we entered into a $9.0 million operating equipment lease for manufacturing equipment in September 2000 with a third-party financing company; we, in turn, subleased the equipment to MCMS. During the first quarter of fiscal 2002, due to the liquidity problems at MCMS and its voluntary filing for protection under Chapter 11, we recorded a charge of $9.0 million related to this lease. The liability, net of payments, related to this lease is included in lease liability on the condensed consolidated balance sheets. The equipment lease with the third-party financing company requires us to make monthly payments through September 2005 and to maintain specified financial covenants, which we were not in compliance as of March 27, 2005. As of March 31, 2005, we obtained a waiver from the third-party financing company, which allowed the lease to remain in effect.

Purchase Commitments

We currently have arrangements with one contract manufacturer and other suppliers for the manufacture of our products. Our arrangements allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by us. We are obligated to the purchase of long lead-time component inventory that our contract manufacturer procures in accordance with the forecast, unless we give notice of order cancellation outside of applicable component lead-times. As of March 27, 2005, we had non-cancelable commitments to purchase approximately $24.2 million of such inventory during the fourth quarter of fiscal 2005.

Legal Proceedings

On May 27, 2003, Lucent filed suit against Foundry Networks, Inc. (“Foundry”) and us. Foundry severed its case from the original case. The complaint against us alleges willful infringement of U.S. Patent Nos. 4,769,810, 4,769,811, 4,914,650, 4,922,486 and 5,245,607 and seeks a judgment: (a) determining that we have willfully infringed each of the five patents; (b) permanently enjoining us from infringement, inducement of infringement and contributory infringement of each of the five patents; and (c) awarding Lucent unspecified amounts of trebled damages, together with expenses, costs and attorneys’ fees.

We intend vigorously to defend against Lucent’s allegations. We answered Lucent’s complaint on July 16, 2003, denying infringement and asserting various affirmative defenses and counterclaims.

The claim construction hearing was held January 14, 2005. The trial has been separated into three parts by court order, with infringement, willfulness and damages to be heard first in a trail that commenced April 28, 2005, to be followed immediately before the same jury on the issue of invalidity, with the equitable defenses and counterclaims to be held in a third trial at a date to be determined. While the outcome of this matter is currently not determinable, the ultimate costs to resolve it, whether through litigation or settlement, and whether we are successful or not, has had, and could continue to have, a material adverse effect on our consolidated financial statements, results of operations, and cash flows.

Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re our Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.).

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

Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The Court denied the motions to dismiss the claims in our case under the Securities Act of 1933. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against us and 184 other issuer defendants, on the basis that the complaints alleged that the respective issuers had acquired companies or conducted follow-on offerings after their initial public offerings. The Court denied the motion to dismiss the claims under Section 10(a) and 20(a) of the Securities Exchange Act of 1934 against the remaining Extreme Networks Defendants and 59 other individual defendants, on the basis that the respective amended complaints alleged that the individuals sold stock.

We have executed a settlement agreement presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Extreme Network Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Extreme Networks Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of the Court, which cannot be assured. On February 15, 2005, the Court issued an order providing preliminary approval of the settlement, except insofar as the settlement would have cut off contractual indemnification claims that underwriters may have against securities issuers, such as the Company. The Court has scheduled a hearing for January 9, 2006 to consider final approval of the settlement. If the settlement is not approved, we cannot assure you that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

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

3. Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
Net income (loss)	$(1,257)	$(1,106)	$12,819	$(4,097)
Other comprehensive income (loss):
Change in unrealized gain/loss on investments:
Net unrealized loss on investments	(1,999)	(66)	(2,062)	(1,295)
Less: Net gain on investments realized and included in interest income	—	6	—	27

Net unrealized loss on investments	(1,999)	(72)	(2,062)	(1,322)
Net unrealized loss on derivatives	—	—	—	(1)
Foreign currency translation adjustments	(25)	20	315	476

Total comprehensive income (loss)	$(3,281)	$(1,158)	$11,072	$(4,944)

4. Income Taxes

We recorded an income tax provision of $0.8 million and $0.3 million for the three months ended March 27, 2005 and March 28, 2004, respectively. We recorded an income tax provision of $3.0 million and $1.1 million for the nine months ended March 27, 2005 and March 28, 2004, respectively. The effective tax rates were (186%) and (44%) for the three months ended March 27, 2005 and March 28, 2004, respectively, and 19% and (39%) for the nine months ended March 27, 2005 and March 28, 2004, respectively. The effective tax rates differ from the statutory tax rate due to benefits for U.S. taxes from net operating loss carryforwards and tax credits, offset by the tax impact on income from foreign operations. The change in the effective tax rate from 13% in the first six months of fiscal 2005 to 19% in the first nine months of fiscal 2005 is due primarily to lower projected income before tax, and projected tax expense from foreign operations that does not change in proportion to the consolidated income before tax. We have provided a full valuation allowance against all of our U.S. federal and state deferred tax assets in fiscal 2003 in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.

5. Net Income (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options, warrants and convertible subordinated notes. Dilutive earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings (loss) per share calculation plus the dilutive effect of shares subject to repurchase, options, warrants and convertible subordinated notes. The computation of diluted net income (loss) per share excludes the impact of the conversion of the convertible subordinated notes due in December 2006, which are convertible into approximately 9.5 million shares of common stock, as the impact of adding back to income the after tax interest expense associated with the convertible subordinated notes, and including the impact of the common shares to be issued, would be anti-dilutive in the periods presented. Diluted net loss per share was the same as basic net loss per share for the three months ended March 27, 2005, and the three and nine months ended March 28, 2004 because we had net losses in those periods.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
Net income (loss)	$(1,257)	$(1,106)	$12,819	$(4,097)

Weighted-average shares of common stock outstanding	121,444	118,896	121,046	117,837
Less: Weighted-average shares subject to repurchase	—	(64)	(5)	(131)

Weighted-average shares used in per share calculation — basic	121,444	118,832	121,041	117,706
Incremental shares using the treasury stock method	—	—	3,170	—

Weighted-average shares used in per share calculation — diluted	121,444	118,832	124,211	117,706

Net income (loss) per share — basic	$(0.01)	$(0.01)	$0.11	$(0.03)

Net income (loss) per share — diluted	$(0.01)	$(0.01)	$0.10	$(0.03)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculations above because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
Stock options outstanding	14,761	2,920	15,694	2,547
Unvested common stock subject to repurchase	—	64	—	131
Warrants outstanding	1,716	2,459	—	1,392
Convertible subordinated notes	9,542	9,542	9,542	9,542

Total potential shares of common stock excluded from the computation of diluted net income (loss) per share	26,019	14,985	25,236	13,612

Stock options outstanding are considered to be anti-dilutive under the treasury stock method when the exercise price of the option exceeds the market value of the shares. The increase in anti-dilutive stock options outstanding from March 28, 2004 to March 27, 2005 is due to two factors: an increase in the number of weighted options outstanding, and a decrease in the market value of the shares, which has increased the number of stock options outstanding that are considered to be anti-dilutive.

6. Restructuring Charges

During fiscal 2004, we recorded restructuring charges of $6.5 million related to excess facilities. The excess facilities charge represented an increase to the charge initially recognized during fiscal 2002. The commercial real estate market continued to deteriorate in fiscal 2004 and we were not able to find suitable tenants to sublease these facilities. The lower projected sublease income necessitated an increase in the related liability that takes into consideration the unfavorable difference between lease obligation payments and projected sublease receipts. The actual cost could differ from this estimate, and additional facilities charges could be incurred if we are unsuccessful in negotiating reasonable termination fees on certain facilities, if facility operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities or if other estimates and assumptions change.

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

Activity with respect to restructuring liabilities is as follows (in thousands):

	Excess Facilities	Asset Impairments	Severance	Total
Balance at June 29, 2003	$26,418	$—	$1,752	$28,170
Charge in first quarter of fiscal 2004	876	122	(36)	962
Charge in fourth quarter of fiscal 2004	5,622	—	(97)	5,525
Write-offs	—	(122)	—	(122)
Cash payments	(6,353)	—	(1,619)	(7,972)

Balance at June 27, 2004	26,563	—	—	26,563
Cash payments	(4,965)	—	—	(4,965)

Balance at March 27, 2005	21,598	—	—	21,598
Less: current portion	(6,139)	—	—	(6,139)

Restructuring liabilities at March 27, 2005, less current portion	$15,459	$—	$—	$15,459

7. Subsequent Event

Technology Agreement

On March 31, 2005, we entered into a Patent and Cross License Agreement (“Technology Agreement”) with IBM. The agreement provides for a release of prior claims and a cross license of patents extending into the future from the effective date of the agreement. We charged the estimated value of the release of prior claims of $2 million to operating expenses in the quarter ended March 27, 2005 under the caption “Technology agreement”. The remaining costs payable under this agreement will be charged to cost of product revenue over the license term. We expect these costs to have a small impact on the total cost of product revenue.

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

Business Overview

We develop and sell a family of modular and stackable network infrastructure equipment and offer related service contracts for extended warranty and maintenance agreements. Substantially all of our revenue is derived from the sale of networking equipment and the related service contracts. We believe that understanding the following key developments is helpful to an understanding of our operating results for the third quarter and first nine months of fiscal 2005.

Increased Product Breadth

We believe that continued success in the marketplace will depend on our ability to develop new and enhanced products employing leading-edge technology. In the second quarter of fiscal 2005, we began shipping our new high performance Black Diamond 8800 switch (previously referred to as Aspen), which provides true voice-class availability at the edge of the network. In fiscal 2004 we introduced several new products, including the Black Diamond 10K, the Summit 300-48/Altitude 300 and the Summit 400 series.

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

In November 2003, we announced our comprehensive strategic alliance with Avaya, Inc. to jointly develop and market converged communications solutions. The goal of the alliance is to bring together Avaya’s global market leadership in IP voice and telephony with our expertise in high performance IP data network infrastructure. Under the Joint Development Agreement, the companies plan to develop next generation, standards-based technologies in the areas of network management and provisioning, Quality of Service, security and network resilience. Additionally, Avaya sells, services and supports our entire portfolio of data networking products through its worldwide sales organization and the Avaya Global Services organization.

Expanded Focus on Service Offering

Our service offering is primarily the provision of service contracts for extended warranty and maintenance agreements related to our networking equipment. To a lesser extent, the service revenue includes professional services related to the design and installation of data networks and training. Service revenue increased by 18% in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 and represented 16% of total revenues in the third quarter of fiscal 2005 compared to 14% in the third quarter of fiscal 2004. Service revenue increased by 23% in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 and represented 15% of total revenues in the first nine months of fiscal 2005 compared to 14% in the first nine months of fiscal 2004. In fiscal 2004, we focused our service sales efforts on increasing the number of service contracts sold on new equipment and in the area of securing renewals on expiring contracts. Cost of service revenue remained flat in the third quarter of fiscal 2005 at $9.0 million and service gross margin improved to 41% in the third quarter of fiscal 2005 from 30% in the third quarter of fiscal 2004 due to efforts to improve and optimize our service supply chain. Cost of service revenue decreased by $1.3 million in the first nine months of fiscal 2005 to $25.6 million and service gross margin improved to 41% in the first nine months of fiscal 2005 from 24% in the first nine months of fiscal 2004 due to efforts to improve product reliability and optimize our service supply chain.

Results of Operations

Net Revenues

The following table presents net product and service revenues for the three and nine months ended March 27, 2005 and March 28, 2004 (dollars in thousands):

	Three Months Ended March 27, 2005		Three Months Ended March 28, 2004		Nine Months Ended March 27, 2005		Nine Months Ended March 28, 2004
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net revenues:
Product	$76,835	83.6%	$76,059	85.6%	$243,770	84.9%	$224,315	86.4%
Service	15,073	16.4%	12,815	14.4%	43,525	15.1%	35,375	13.6%

Total net revenues	$91,908	100.0%	$88,874	100.0%	$287,295	100.0%	$259,690	100.0%

Net revenues were $91.9 million in the third quarter of fiscal 2005 and $88.9 million in the third quarter of fiscal 2004, representing an increase of 3% in the third quarter of fiscal 2005 from the third quarter of fiscal 2004. Net revenues were $287.3 million in the first nine months of fiscal 2005 and $259.7 million in the first nine months of fiscal 2004, representing an increase of 11% in the first nine months of fiscal 2005 from the first nine months of fiscal 2004.

Product revenue increased to $76.8 million for the third quarter of fiscal 2005 from $76.1 million for the third quarter of fiscal 2004, an increase of $0.7 million. Product revenue increased by 1% in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. Product revenue increased to $243.8 million for the first nine months of fiscal 2005 from $224.3 million for the first nine months of fiscal 2004, an increase of $19.5 million. Product revenue increased by 9% in the nine months of fiscal 2005 compared to the same nine-month period in fiscal 2004. Revenues for our stackable products have increased slightly as a percentage of total product revenue, as have sales of recently introduced modular products, including the Black Diamond 10K and Black Diamond 8800. Revenue for some of our older modular products has declined.

Service revenue increased by 18% to $15.1 million for the third quarter of fiscal 2005 from $12.8 million for the third quarter of fiscal 2004, an increase of $2.3 million. Service revenue increased to $43.5 million for the first nine months of fiscal 2005 from $35.4 million for the first nine months of fiscal 2004, an increase of $8.1 million, or 23%. These increases were primarily due to implementing a focused sales and marketing effort to increase the number of service contracts by increasing the attachment rate of service contract sales on new equipment and on increasing the rate of renewals on existing service contracts.

The following table presents total net revenues geographically for the three and nine months ended March 27, 2005 and March 28, 2004 (dollars in thousands):

	Three Months Ended March 27, 2005		Three Months Ended March 28, 2004		Nine Months Ended March 27, 2005		Nine Months Ended March 28, 2004
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net revenues:
United States	$40,689	44.3%	$37,492	42.2%	$123,967	43.1%	$98,688	38.0%
Europe, Middle East and Africa	27,400	29.8%	23,500	26.4%	82,500	26.5%	69,000	26.6%
Japan	13,200	14.4%	20,000	22.5%	48,400	19.1%	58,400	22.5%
Other	10,619	11.5%	7,882	8.9%	32,428	11.3%	33,602	12.9%

Total net revenues	$91,908	100.0%	$88,874	100.0%	$287,295	100.0%	$259,690	100.0%

Sales of products and services outside the United States accounted for approximately 55.7% of our business in the third quarter of fiscal 2005, compared to 57.8% in the third quarter of fiscal 2004. Sales of products and services outside the United States accounted for approximately 56.9% of our business in the first nine months of fiscal 2005, compared to 62.0% in the first nine months of fiscal 2004. Net revenues in Japan declined by 34% and 17% in the three and nine months ended March 27, 2005, respectively, as compared to the same periods in the prior fiscal year primarily due to a decline in business with our service provider customer segment. We expect that export sales will continue to represent a significant portion of net revenues, although export sales may fluctuate as a percentage of net revenues. Substantially all sales transactions are denominated in United States dollars.

We rely upon our two-tiered distribution channel for the majority of our revenues. Revenue through the distributor channel as a percentage of total product revenue was 33.5% in the third quarter of fiscal 2005 and 30.6% in the third quarter of fiscal 2004. Revenue through the distributor channel as a percentage of total product revenue was 32.0% in the first nine months of fiscal 2005 and 32.9% in the first nine months of fiscal 2004. The level of sales to any customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. None of our customers accounted for greater than 10% of our net revenues for the third quarter of fiscal 2005 or fiscal 2004. None of our customers accounted for 10% of our net revenues for the first nine months of fiscal 2005 or fiscal 2004.

Cost of Revenues and Gross Margin

The following table presents the gross margin on product and service revenues and the gross margin percentage of product and service revenues for the three and nine months ended March 27, 2005 and March 28, 2004 (dollars in thousands):

	Three Months Ended March 27, 2005		Three Months Ended March 28, 2004		Nine Months Ended March 27, 2005		Nine Months Ended March 28, 2004
	$	Gross Margin %	$	Gross Margin %	$	Gross Margin %	$	Gross Margin %
Gross margin:
Product	$41,143	53.6%	$41,637	54.7%	$133,819	54.9%	$122,356	54.6%
Service	6,119	40.6%	3,836	29.9%	17,957	41.3%	8,462	23.9%

Total gross margin	$47,262	51.4%	$45,473	51.2%	$151,776	52.8%	$130,818	50.4%

Gross margin was $47.3 million in the third quarter of fiscal 2005 and $45.5 million in the third quarter of fiscal 2004, representing an increase of 4% in the third quarter of fiscal 2005 from the third quarter of fiscal 2004. Gross margin as a percentage of net revenues was 51.4% and 51.2% in the third quarter of fiscal 2005 and the third quarter of fiscal 2004, respectively. Gross margin was $151.8 million in the first nine months of fiscal 2005 and $130.8 million in the first nine months of fiscal 2004, representing an increase of 16% in the first nine months of fiscal 2005 from the first nine months of fiscal 2004. Gross margin as a percentage of net revenues was 52.8% and 50.4% in the first nine months of fiscal 2005 and the first nine months of fiscal 2004, respectively.

Cost of product revenue includes costs of raw materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans and document control. Product gross margin in the third quarter of fiscal 2005 was $41.1 million, representing 53.6% of product revenue as compared to $41.6 million in the third quarter of fiscal 2004, or 54.7% of product revenue. Product gross margin as a percentage of product revenue declined by 1.1 percentage points in the third quarter of fiscal 2005 as compared to the same quarter of the prior year primarily due to changes in the mix of revenue by geography and channel, as well as slightly higher sales discounts. Product gross margin in the first nine months of fiscal 2005 was $133.8 million, representing 54.9% of product revenue as compared to $122.4 million in the first nine months of fiscal 2004, or 54.6% of product revenue. Product gross margin as a percentage of product revenue increased by 30 basis points in the nine months of fiscal 2005 as compared to the same period of fiscal 2004 primarily as a result of a reduction in the average cost of product purchased from our contract manufacturer, offset by slightly higher warranty cost and technology license costs. Some of the costs of product revenue components such as the internal costs associated with certain manufacturing overhead are of a fixed nature and generally do not increase or decrease relative to our revenue base. Other costs, such raw materials and amounts paid to third-party contract manufacturers are of a variable nature and the per-unit costs have remained relatively flat corresponding to our revenue base. Our efforts to maintain fixed costs and lower the per unit variable cost should provide leverage in the growth of product gross margin if we are successful in increasing the product revenue base.

Cost of product revenue in all periods includes the cost of our manufacturing overhead. We outsource the majority of our manufacturing and supply chain operations, and we conduct planning, supply chain management, quality assurance, manufacturing engineering, document control and repair operations and spares logistics management at our facility in Santa Clara, California. Accordingly, a significant portion of our cost of product revenue consists of payments to our contract manufacturer, Flextronics International, Ltd. located in San Jose, California and Guadalajara, Mexico, which manufactures substantially all of our products.

Our cost of service consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross margin in the third quarter of fiscal 2005 was $6.1 million, representing 40.6% of service revenue as compared to $3.8 million in the third quarter of fiscal 2004, or 29.9% of service revenue. Service gross margin in the first nine months of fiscal 2005 was $18.0 million, representing 41.3% of service revenue as compared to $8.5 million in the first nine months of fiscal 2004, or 23.9% of service revenue. The increase in service gross margin resulted from a number of programs that we implemented during fiscal 2004 and fiscal 2003 to improve service delivery productivity and to enhance customer satisfaction. These programs included implementing a focused sales and marketing effort to increase the number of service contracts by increasing the attachment rate of service contract sales on new equipment and on increasing the rate of renewals on existing service contracts. In addition, these programs in fiscal 2004 and fiscal 2003 included expenses incurred to reduce service infrastructure, including outsourcing certain service functions. In recent quarters, including the first, second and third quarters of fiscal 2005, the benefits of the programs implemented in fiscal 2004 and fiscal 2003 are being realized in the form of lower cost of service revenue on an increasing revenue base. Some of the costs of service revenue components, such as labor and overhead, are of a fixed nature and have not increased as we have expanded our revenue base. Other costs, such as repairs, freight and cost of spares are of a variable nature and the per unit costs have declined as we have expanded our revenue base. The combination of maintaining fixed costs and lowering the per unit variable cost while increasing the revenue base has provided significant leverage in the growth of gross service margin.

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

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses increased to $23.9 million for the third quarter of fiscal 2005 from $23.3 million for the third quarter of fiscal 2004, an increase of $0.6 million. This increase was primarily due to increased payroll and related personnel expenses of $0.8 million and increased commission expense of $0.8 million, partially offset by a reduction in marketing expenses of $0.5 million due to cost saving measures implemented in fiscal 2005 and by a reduction in meeting and conference expenses of $0.7 million. Sales and marketing expenses increased to $70.9 million for the first nine months of fiscal 2005 from $68.8 million for the first nine months of fiscal 2004, an increase of $2.1 million. This increase was primarily due to increased payroll and related personnel expenses of $3.8 million due to compensation increases, plus increased commission expense of $1.9 million due to increased commission percentages and higher revenue, offset partially by reduced spending for advertising and marketing programs of $1.7 million. The rate of future spending in our sales and marketing expenses will largely depend on the pace of recovery in the market for networking products as well as new or additional programs or promotions we may choose to implement.

Research and Development Expenses

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses increased to $15.3 million for the third quarter of fiscal 2005 from $15.0 million for the third quarter of fiscal 2004, an increase of $0.3 million. This increase was primarily due to new programs related to corporate wide quality initiatives of $ 0.4 million and an increase of $0.3 million related to professional service costs, offset by a reduction of $0.3 million in depreciation costs. Research and development expenses increased to $45.6 million for the first nine months of fiscal 2005 from $42.9 million for the first nine months of fiscal 2004, an increase of $2.7 million. This result was due to increased payroll and related personnel expenses of approximately $1.1 million primarily from compensation increases, an increase of $2.0 million in the amortization of the warrant allocated to the joint development agreement with Avaya, which commenced on November 1, 2003, and approximately $1.4 million in costs associated with our quality initiative. These cost increases were offset by $1.9 million lower engineering project expenses. We expense all research and development costs as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect these expenses will continue to be significant in future periods. We expect research and development expenses to increase in the fourth quarter of fiscal 2005.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses decreased to $7.3 million for the third quarter of fiscal 2005 from $8.0 million for the third quarter of fiscal 2004, a decrease of $0.7 million. The decrease in the third quarter was due to $0.5 million in lower legal fees, $0.4 lower insurance costs, offset by higher expense associated with compliance with the Sarbanes-Oxley Act of 2002. Legal expenses related to intellectual property litigation with Lucent, which is expected to go to trial on April 26, 2005, are expected to continue and may cause general and administrative expenses to increase significantly in the fourth quarter of fiscal 2005. Expenses as a result of compliance with the Sarbanes-Oxley Act of 2002, including Section 404 thereof, are expected to continue and may increase in the remainder of fiscal 2005 as we implement procedures and activities to meet the requirements of this act. General and administrative expenses decreased to $21.9 million for the first nine months of fiscal 2005 from $22.9 million for the first nine months of fiscal 2004, a decrease of $1.0 million. The decrease in the nine-month period was primarily due to a $0.8 million of decreased legal fees and $1.0 million of lower insurance costs, offset by higher costs incurred associated with compliance with Sarbanes-Oxley and increases in payroll and personnel expenses associated with higher headcount and executive compensation. The rate of future spending in our general and administrative expenses is expected to increase. The increase will largely depend upon the cost of outside services and professional fees, including legal fees relating to the Lucent litigation expected to go to trial in the fourth quarter of fiscal 2005, settlement negotiations or licensing transactions and fees associated with compliance with the Sarbanes-Oxley Act of 2002.

Amortization of deferred stock-based compensation

Amortization of deferred stock-based compensation decreased to a nominal amount for the third quarter of fiscal 2005 from $0.2 million for the third quarter of fiscal 2004, a decrease of $0.2 million. Amortization of deferred stock-based compensation decreased to $0.1 million for the first nine months of fiscal 2005 from $0.9 million for the first nine months of fiscal 2004, a decrease of $0.8 million. Amortization of deferred stock-based compensation is attributable to unvested stock options subject to forfeiture issued to employees that we assumed in conjunction with acquisitions during fiscal 2001. Deferred stock-based compensation is amortized as charges to operations, using the graded vesting method, over the vesting periods of the individual stock options, generally four years. Upon termination of an employee, the amount of expense recognized under the graded vesting method that is in excess of the amount actually earned is reversed. For the third quarter and the first nine months of fiscal 2005, there were no reversals of excess compensation expense related to terminated employees. We reversed $0.1 million of excess compensation expense related to terminated employees for the third quarter and $0.3 million for the first nine months of fiscal 2004. As of March 27, 2005, we have expensed all of the deferred stock-based compensation associated with the acquisitions.

Restructuring Charge

There were no restructuring charges in the first nine months of fiscal 2005. During the first quarter of fiscal 2004, we recorded restructuring charges of $1.0 million related to excess facilities. The excess facilities charge represents an increase to the charge initially recognized during the third quarter of fiscal 2002. The commercial real estate market continued to deteriorate in fiscal 2004 and we were not able to find suitable tenants to sublease these facilities necessitating an additional charge due to lower projected sublease receipts. As a result of the excess facilities charges recorded in fiscal 2004, rent expense in fiscal 2005 is expected to remain approximately the same as the fiscal 2004 levels. We regularly evaluate the restructuring liability, and in particular our assumptions associated with sublease income on vacated real estate leases, and if our assumptions change, we will recognize the required changes in the restructuring liability in the period when our assumptions change.

Technology Agreement

On March 31, 2005, we entered into a Patent and Cross License Agreement (“Technology Agreement”) with IBM. The agreement provides for a release of prior claims and a cross license of patents extending into the future from the effective date of the agreement. We charged the estimated value of the release of prior claims of $2 million to operating expenses in the quarter ended March 27, 2005 under the caption “Technology agreement”. The remaining costs payable under this agreement will be charged to cost of product revenue over the license term. We expect these costs to have a small impact on the total product cost of revenue.

Other Income, Net

Other income, net increased to $0.8 million for the third quarter of fiscal 2005 from $0.3 million for the third quarter of fiscal 2004, an increase of $0.5 million. This increase was primarily due to increased interest income of $0.6 million due to higher average interest rates, offset partially by an increase in foreign exchange losses of $0.1 million. Other income, net increased to $4.6 million for the first nine months of fiscal 2005 from $2.7 million for the first nine months of fiscal 2004, an increase of $1.9 million. This increase was primarily due to the receipt of a foreign consumption tax refund of $3.9 million in the second quarter of fiscal 2005 and increased interest income of $1.2 million due to higher average interest rates, offset by increased foreign exchange losses of $0.9 million. The tax holiday in the foreign tax jurisdiction that provided the foreign consumption tax refund has expired, and no further benefits are expected. In the first nine months of fiscal 2004, we recorded other income of $2.2 million related to the settlement of litigation, net of related expenses.

Provision for Income Taxes

We recorded an income tax provision of $0.8 million and $0.3 million for the third quarter of fiscal 2005 and fiscal 2004, respectively. We recorded an income tax provision of $3.0 million and $1.1 million for the first nine months of fiscal 2005 and fiscal 2004, respectively. The effective tax rates were (186%) and 44% for the third quarter of fiscal 2005 and fiscal 2004, respectively, and 19% and (39%) for the first nine months of fiscal 2005 and fiscal 2004, respectively. The effective tax rates differ from the statutory tax rate due to benefits for U.S. taxes from net operating loss carryforwards and tax credits, offset by the tax impact from income of foreign operations. The change in the effective tax rate from 13% in the first six months of fiscal 2005 to 19% in the first nine months of fiscal 2005 is due primarily to lower projected income before tax, and projected tax expense from foreign operations that does not change in proportion to the consolidated income before tax. We have provided a full valuation allowance for our net U.S. deferred tax assets. We initially recorded this charge during fiscal 2003 in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which places greater weight on previous cumulative losses than the outlook for future profitability when determining whether deferred tax assets can be realized. Based upon our most recent three-year history of losses and relying on other guidance specified in SFAS 109, we continue to believe that it is appropriate to maintain a full valuation allowance against our deferred tax assets. This valuation allowance is evaluated periodically and may be reversed partially or totally if business results sufficiently improve to support realization of our deferred tax assets.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements included in our Form 10-K for the year ended June 27, 2004. The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to our critical accounting policies and estimates during the nine months ended March 27, 2005 compared to those discussed in our Annual Report on Form 10-K for the year ended June 27, 2004.

Share-Based Payment

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends FASB SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. We expect to adopt SFAS 123(R) at the beginning of our first quarter of fiscal 2006.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: 1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. 2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We plan to adopt SFAS 123 using the modified-prospective method.

We are currently evaluating the requirements of SFAS 123(R) and we have not yet fully determined the impact on our consolidated financial statements. We believe the impact to our financial statements will result in a material increase in our stock-based employee compensation expense recognized in our consolidated statements of operations, although it will have no impact on our overall financial position. The stock-based employee compensation expense presented in our pro forma financial results required to be disclosed under SFAS 123 was $4.3 million and $16.5 million in the three and nine month periods ended March 27, 2005. Additionally, SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Identification of Impaired Investments

In March 2004, the FASB approved the consensus reached on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides new guidance for evaluating impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are determined to be other-than-temporarily impaired. In September 2004, the FASB approved the issuance of a FASB Staff Position to delay the requirement to record impairment losses under EITF 03-1. The approved delay applies to all securities within the scope of EITF 03-1 and is expected to end when new guidance is issued and comes into effect. As substantially all of our investments are investment grade government and corporate debt securities that have maturities of less than 3 years, and we have both the ability and intent to hold the investments until maturity, we do not expect EITF 03-1, if and when the requirement to record impairment losses becomes effective, to have a material impact on our financial position and results of operations.

Inventory Costs

In November 2004, the FASB issued SFAS 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4, which requires companies to expense abnormal freight, handling costs, or spoilage in the period incurred and to allocate fixed overhead based on normal capacity, with adjustment if production is abnormally high. This standard becomes effective on July 1, 2005. We currently account for abnormal freight, handling costs, and spoilage consistent with this standard. We plan to adopt the provisions on a prospective basis in the first fiscal quarter of 2006. We are currently evaluating the effects of implementing this standard, however we do not expect it to have a material impact on our financial position and results of operations.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities increased to $443.3 million at March 27, 2005 from $425.7 million at June 27, 2004, an increase of $17.6 million. This increase was primarily due to cash provided by operating activities of $20.1 million and proceeds from issuance of common stock of $4.3 million, partially offset by capital expenditures of $4.6 million.

We generated $20.1 million in cash from operations in the first nine months of fiscal 2005. Accounts receivable decreased to $31.6 million at March 27, 2005 from $33.0 million at June 27, 2004. Days sales outstanding (“DSO”) in receivables decreased to 32 days at March 27, 2005 from 33 days at June 27, 2004. The decrease in our accounts receivable balance, as well as the decrease in DSO, was primarily due to shipment linearity and improvements in collecting past due balances. Inventory levels decreased to $22.1 million at March 27, 2005 from $25.9 million at June 27, 2004 as a result of shipment linearity where we experienced a higher shipment volume in the last four weeks of the third quarter of fiscal 2005 as compared to the fourth quarter of fiscal 2004. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of excess inventory or obsolescence.

We have a revolving line of credit for $10.0 million with a major lending institution. Borrowings under this line of credit bear interest at the bank’s prime rate, which was 5.75% at March 27, 2005. As of March 27, 2005, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of March 27, 2005, we had letters of credit totaling $0.8 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity, with which we were in compliance as of March 27, 2005. The line of credit expires on January 26, 2006. It is our intention to renew this line of credit when it expires.

As part of our business relationship with MCMS, Inc. (“MCMS”), the predecessor-in-interest to Plexus Corp., we entered into a $9.0 million operating equipment lease for manufacturing equipment in September 2000 with a third-party financing company; we, in turn, subleased the equipment to MCMS. During the first quarter of fiscal 2002, due to the liquidity problems at MCMS and its voluntary filing for protection under Chapter 11, we recorded a charge of $9.0 million related to this lease. The liability, net of payments, related to this lease is included in lease liability on the condensed consolidated balance sheets. The equipment lease with the third-party financing company requires us to make monthly payments through September 2005 and to maintain specified financial covenants related to profitability and our cash to debt ratio with which we were not in compliance as March 27, 2005. As of March 31, 2005, we obtained a waiver from the third-party financing company, which allowed the lease to remain in effect.

In December 2001, we completed a private placement of $200.0 million of convertible subordinated notes. The notes mature on December 1, 2006. Interest is payable semi-annually at 3.5% per annum. The notes are convertible at the option of the holders into our common stock at an initial conversion price of $20.96 per share, subject to adjustment. The notes are redeemable in cash at our option at an initial redemption price of 101.4% of the principal amount on or after December 1, 2004 through November 30, 2005, and at a redemption price of 100.7% of the principal amount on or after December 1, 2005 through November 30, 2006, if not converted to common stock prior to the redemption date. Each holder of the notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of the principal amount plus accrued interest upon a change of control of ownership of us, as defined in the offering circular.

The following summarizes our contractual obligations (including interest payments) at March 27, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	After Five Years
Contractual Obligations:
Convertible subordinated notes	$214,000	$7,000	$207,000	$—	$—
Non-cancelable inventory purchase commitments	24,182	24,182	—	—	—
Non-cancelable operating lease obligations	29,138	8,381	11,640	5,491	3,625
Other commitments	7,500	4,000	3,000	500

Total contractual obligations	$274,820	$43,564	$221,640	$5,991	$3,625

We did not have any material commitments for capital expenditures or other non-cancelable purchase commitments not included above as of March 27, 2005. Other commitments include multiple technology agreements. We did not have any off-balance sheet financing arrangements as of March 27, 2005.

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

Risk Factors

We Cannot Assure You That We Will Be Profitable in the Future

While we have reported a profit for the nine months ended March 27, 2005, we were not profitable in the current quarter. Fiscal 2000 was the only year in which we have achieved profitability for the full year. We reported losses for fiscal 2004, fiscal 2003, and fiscal 2002. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will continue to need to rationalize expense levels and increase revenue levels to return to profitability in future fiscal quarters.

A Number of Factors Could Cause Our Quarterly Financial Results to Be Worse Than Expected, Resulting in a Decline in Our Stock Price

Our ability to control our operating expenses at a level that is consistent with anticipated revenue is significant to our financial results. A high percentage of our expenses are fixed in the short term, so any delay in generating or recognizing revenue could cause our quarterly operating results to fall below the expectations of public market analysts or investors, which could cause the price of our stock to fall, as occurred upon our announcement of the results for the third quarter of fiscal 2005.

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

In the third quarter of fiscal 2005 we, and a number of our competitors, reported revenues below expectations. Our results were particularly impacted by lower sales in Japan compared to the prior quarter, offset in part by increased service revenue and increased product revenue in North America and Europe and the Middle East. We believe that revenues will increase in coming quarters, however our future results could be adversely affected if longer term economic or industry trends are unfavorable.

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

The pricing policies of our competitors impact the overall demand for our products and services. Some of our competitors are capable of operating at significant losses, or reducing margins on competitive products, for extended periods of time, increasing pricing pressure on our products and services. If we do not maintain competitive pricing, the demand for our products and services, as well as our market share, may decline. From time to time, we may lower the prices of our products and services. When this happens, if we are unable to reduce our component costs or improve operating efficiencies, our revenues and margins are adversely affected.

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

We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Grow Our International Sales Depends on Successfully Expanding Our International Operations

International sales constitute a significant portion of our net revenues. Our ability to grow will depend in part on the continued expansion of international sales. Sales to customers outside of the United States accounted for approximately 57% and 62% of our net revenues, respectively, for the first nine months of fiscal 2005 and fiscal 2004. Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. We have recently experienced a significant decline in revenue in our Japan market due to a decline in business with service provider customer segment. There are a number of risks arising from our international business, including:

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

In addition, conducting our business on a global basis subjects us to a number of frequently changing and complex trade protection measures and import or export regulatory requirements. Our failure to comply with these measures and regulatory requirements may result in the imposition of financial penalties and restrictions on our ability to conduct business in and with certain countries, which may harm our business and damage our reputation. Pursuant to regulations of the U.S. Department of Commerce providing for voluntary disclosure, in the fourth quarter of fiscal 2002 we disclosed information regarding a possible violation of certain export regulations. The Department of Commerce has completed an investigation of these transactions, but has not yet advised us of the action, if any, that it proposes to take in this matter. The company intends to work with the Department to resolve the matter. While it is possible that the Department will seek civil penalties and/or other administrative sanctions, we believe that these matters will be resolved without a material adverse affect on our business. We have also implemented procedures to reduce the risk of violations in the future.

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

We have entered into foreign exchange forward contracts to offset the impact of payment of operating expenses in local currencies to some of our operating foreign subsidiaries. However, if we are not successful in managing these hedging transactions, we could incur losses from hedging activities, or could incur higher than expected expenses from operations that are not covered by a forward contract.

We Expect the Average Selling Prices of Our Products to Decrease, Which May Reduce Gross Margin and/or Revenue

The network equipment industry has traditionally experienced a rapid erosion of average selling prices due to a number of factors, including competitive pricing pressures, promotional pricing and technological progress. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, excess inventories, increased sales discounts and new product introductions by us or our competitors, including, for example, competitive products manufactured with low-cost merchant silicon. We may experience substantial decreases in future operating results due to the erosion of our average selling prices. Competitive pressures increased as a result of the industry slowdown that began in the first half of 2001, and pressures could increase further as a result of lower than expected revenues in the third quarter of fiscal 2005, and a potential slow-down in the broader economy. To maintain our gross margin, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs.

Our failure to do so would likely cause our revenue and gross margins to decline, which could have a material adverse effect on our operating results and cause the price of our common stock to decline.

Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment

At March 27, 2005, one customer, Algol Deutschland, accounted for greater than 10% of our accounts receivable balance. Some of our customers are likely to experience serious cash flow problems and, as a result, may find it increasingly difficult to obtain financing, if financing is available at all. If our customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment of, the amounts that they owe us. In particular, sales to the service provider market are especially volatile and continued declines or delays in sale orders from this market may harm our financial condition. Furthermore, they may not order as many products from us as originally forecast, or cancel orders with us entirely. The inability of some of our potential customers to pay us for our products may adversely affect our cash flow, the timing of our revenue recognition and the amount of revenue, which may cause our stock price to decline.

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

We Are Engaged in Litigation Regarding Intellectual Property Rights, and an Adverse Outcome Could Harm Our Business and Require Us to Incur Significant Costs

We have received notice from several companies alleging that we may be infringing their patents. One of these companies, Lucent Technologies, Inc., filed a claim against us alleging patent infringement, and we are in litigation as of the date of this filing. A trial date has been set for April 26, 2005. Following examination of this claim, we believe it is without merit and we have responded accordingly. Without regard to the merits of this or any other claim, if judgments by a court of law on this or any other claim received in the future were to be upheld, or if we were otherwise to agree to the settlement of such claims, the consequences to us may be severe and could require us, among other actions to:

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

If a Key Reseller, Distributor, or Other Significant Customer Cancels or Delays a Large Purchase, Our Net Revenues May Decline and the Price of Our Stock May Fall

To date, a limited number of resellers, distributors and other customers have accounted for a significant portion of our revenue. None of our customers accounted for greater than 10% of our revenues for the third quarter of fiscal 2005 or fiscal 2004. None of our customers accounted for 10% of our net revenues for the first nine months of fiscal 2005 or fiscal 2004. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected.

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

If We Do Not Adequately Manage and Evolve Our Financial Reporting and Managerial Systems and Processes, Our Ability to Manage and Grow Our Business May Be Harmed

Our ability to successfully implement our business plan and comply with regulations requires an effective planning and management process. We need to continue improving our existing, and implement new, operational and financial systems, procedures and controls. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis, or to forecast future results. In addition, rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual review and evaluation of our internal control over financial reporting, and an annual audit of our internal control over financial reporting by our independent registered public accounting firm. We are currently undergoing a review of our internal control systems and procedures and implementing improvements that will be necessary in order for us to comply with the requirements of Section 404 by the end of fiscal 2005. This process has required and will continue to require us to hire additional personnel and retain outside advisory services and has resulted and will continue to result in additional accounting and legal expenses, which has and may continue to cause our operating expenses to increase.

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

Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The Court denied the motions to dismiss the claims in our case under the Securities Act of 1933. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against us and 184 other issuer defendants, on the basis that the complaints alleged that the respective issuers had acquired companies or conducted follow-on offerings after their initial public offerings. The Court denied the motion to dismiss the claims under Section 10(a) and 20(a) of the Securities Exchange Act of 1934 against the remaining Extreme Networks Defendants and 59 other individual defendants, on the basis that the respective amended complaints alleged that the individuals sold stock.

We have executed a settlement agreement presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Extreme Network Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Extreme Networks Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of the Court, which cannot be assured. On February 15, 2005, the Court preliminarily approved the settlement except insofar as the settlement would have cut off contractual indemnification claims that underwriters may have against securities issuers, such as us. The Court has scheduled a hearing for January 9, 2006, to consider final approval of the settlement. If the settlement is not approved, we cannot assure you that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

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

Failure of Our Products to Comply With Evolving Industry Standards and Complex Government Regulations May Cause Our Products to Not Be Widely Accepted, Which May Prevent Us From Growing Our Net Revenues or Achieving Profitability on a Fiscal Year Basis

The market for network equipment products is characterized by the need to support industry standards as different standards emerge, evolve and achieve acceptance. We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards. In the past, we have introduced new products that were not compatible with certain technological standards, and in the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Our products must comply with various United States federal government regulations and standards defined by agencies such as the Federal Communications Commission, in addition to standards established by governmental authorities in various foreign countries and recommendations of the International Telecommunication Union. If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates we will not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our net revenues or achieving profitability on a fiscal year basis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 27, 2005. This table does not include money market funds because those funds are not subject to market risk.

(in thousands)	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
Included in cash and cash equivalents	$7,552			$7,552	$7,552
Weighted average interest rate	2.61%
Included in short-term investments	$63,295	$77,429		$140,724	$140,724
Weighted average interest rate	2.67%	2.43%
Included in marketable securities			$237,057	$237,057	$237,057
Weighted average interest rate			2.78%
Long-term debt			$200,000	$200,000	$194,063
Average fixed rate			3.50%

Exchange Rate Sensitivity

Currently, substantially all of our sales and the majority of our expenses are denominated in United States dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the first nine months of fiscal 2005 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant, in part because of our foreign exchange risk management process discussed below.

Significant variability in foreign currencies relative to the U.S. dollar can cause operating expenses to fluctuate. Approximately 26% of our operating expenses are non-U.S. dollar denominated. The decline in the U.S. dollar relative to other major currencies is expected to result in an increase in operating expenses when those non-U.S. dollar-operating expenses are converted into U.S dollars.

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). At March 27, 2005, these forward foreign currency contracts had a notional principal amount of $5.8 million (fair value of zero). These contracts have maturities of less than 60 days.

Additionally, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS 133. At March 27, 2005, we held foreign currency forward contracts with a notional principal amount of $4.2 million (fair value of $2,000). These contracts have maturities of less than 90 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction gains from operations, including the impact of hedging, were $0.2 million for the third quarter of fiscal 2005 and a loss of ($0.6) million for the first nine months of fiscal 2005. Foreign currency transaction gains from operations, including the impact of hedging, were not significant for the third quarter of fiscal 2004 and were $0.3 million for the first nine months of fiscal 2004.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing reasonable assurance that information required to be disclosed by us in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II. Other Information

Item 1. Legal Proceedings

On May 27, 2003, Lucent filed suit against Foundry Networks, Inc. (“Foundry”) and us in the United States District Court for the District of Delaware. Foundry severed its case from the original case. The complaint against us alleges willful infringement of U.S. Patent Nos. 4,769,810, 4,769,811, 4,914,650, 4,922,486 and 5,245,607 and seeks a judgment: (a) determining that we have willfully infringed each of the five patents; (b) permanently enjoining us from infringement, inducement of infringement and contributory infringement of each of the five patents; and (c) awarding Lucent unspecified amounts of trebled damages, together with expenses, costs and attorneys’ fees.

We intend vigorously to defend against Lucent’s allegations. We answered Lucent’s complaint on July 16, 2003, denying infringement and asserting various affirmative defenses and counterclaims.

The claim construction hearing was held January 14, 2005. The trial date has been separated into three parts by court order, with infringement, willfulness and damages to be heard first in a trail that commenced April 28, 2005, to be followed immediately before the same jury on the issue of invalidity, with the equitable defenses and counterclaims to be held in a third trial at a date to be determined. While the outcome of this matter is currently not determinable, the ultimate costs to resolve it, whether through litigation or settlement, and whether we are successful or not, could have a material adverse effect on our consolidated financial statements, results of operations, and cash flows.

Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re our Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.).

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

Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The Court denied the motions to dismiss the claims in our case under the Securities Act of 1933. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against us and 184 other issuer defendants, on the basis that the complaints alleged that the respective issuers had acquired companies or conducted follow-on offerings after their initial public offerings. The Court denied the motion to dismiss the claims under Section 10(a) and 20(a) of the Securities Exchange Act of 1934 against the remaining Extreme Networks Defendants and 59 other individual defendants, on the basis that the respective amended complaints alleged that the individuals sold stock.

We have executed a settlement agreement presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Extreme Network Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Extreme Networks Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of the Court, which cannot be assured. On February 15, 2005, the Court issued an order providing preliminary approval of the settlement except insofar as the settlement would have cut off contractual indemnification claims that underwriters may have against securities issuers, such as the Company. The Court has scheduled a hearing for January 9, 2006 to consider final approval of the settlement. If the settlement is not approved, we cannot assure you that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

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

May 5, 2005