Form 10-K
period 2005-07-03
EXTREME NETWORKS INC
filed 2005-09-08
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2005

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $764,679,249 as of December 23, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the closing price on The Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

123,195,650 shares of the Registrant’s Common stock, $.001 par value, were outstanding August 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the Registrant’s Definitive Proxy Statement to be issued in conjunction with the Registrant’s 2005 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended July 3, 2005.

EXTREME NETWORKS, INC.

FORM 10-K

PART I

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations for the first quarter of fiscal 2006, our expectations regarding results of operations, our ability to expand our market penetration, our ability to expand our distribution channels, customer acceptance of our products, our ability to meet the expectations of our customers, product demand and revenue, cash flows, product gross margins, our expectations to continue to develop new products and enhance existing products, our expectations regarding the amount of our research and development expenses, our expectations relating to our selling, general and administrative expenses, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expectations concerning the availability of products from suppliers and contract manufacturers, anticipated product costs and sales prices, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding the rationalization of our workforce and facilities, and our expectations regarding materials and inventory management. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the section entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-K and other filings we have made with the Securities and Exchange Commission. More information about potential factors that could affect our business and financial results is set forth under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Industry Background

Businesses, governments, educational institutions, health care enterprises and other organizations have become highly dependent on their internal networks and the Internet as their central communications infrastructure for providing connectivity for both internal and external communications. New computing applications, such as enterprise resource planning or customer relationship management systems, large enterprise data warehouses and sophisticated online transaction and other e-business applications, as well as the increased use of traditional applications such as e-mail and streaming media, require the support of significant information technology resources. The emergence of the desktop Internet browser as a standard user interface as well as the Internet Protocol, or IP, as a common, enabling network technology has enabled bandwidth-intensive applications that integrate voice, video and data over TCP/IP to be deployed extensively throughout organizations. The steady rise in application sophistication and the associated bandwidth load demands a fast, flexible and scalable network infrastructure.

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

The WAN market includes service providers such as local exchange carriers, or ILECs, and competitive local exchange carriers, or CLECs, multiple tenant/dwelling unit service providers, or MTUs, and Internet service providers, or ISPs, as primary customers, though an enterprise may also utilize a private WAN by using dark fiber, or unused fiber-optic cable, to connect their private LANs together.

Metros. Metros are networks that link mid-sized geographic areas such as a city or an entire metropolitan area.

Due to wide and steady deployment of increasingly scalable Ethernet technology, LAN traffic has achieved geometric growth in the aggregate amounts of data traffic delivered over networks and bandwidth rates, now delivered at Gigabit and 10 Gigabit speeds. Available bandwidth in WANs has also grown, as infrastructures are built out to accommodate the annual growth in Internet traffic. The Metro network has emerged as the key link between the LAN and the WAN.

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

A variety of new requirements are now being placed on the enterprise LAN network. These requirements include seamless mobility within the enterprise, network and data security and IP Telephony support. These requirements offer great opportunity for next generation switching solutions. Switching solutions have to address the performance requirements, ease of deployment and ease of management of wireless LAN’s, security and IP Telephony.

The Extreme Networks Solution

We provide Ethernet networking solutions that meet the requirements of today’s enterprises and service providers by providing high performance, scalability, policy-based Quality of Service, simplicity of use and lower cost of ownership. Our products share a common hardware, software and network management architecture, are based on industry-standard routing and network management protocols and offer advanced policy-based Quality of Service features. Our switches can be managed from any browser-equipped computer or the Telnet applet supported in almost all operating systems. The Telnet applet allows access to the Command Line Interface, or CLI, which a system administrator may prefer to use.

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

Ease-of-use and implementation. Our wired LAN, wireless LAN, and security products are designed to make networks easy to manage and administer, thereby reducing the overall cost of network ownership. Through the use of a standards-based design approach, our products can be readily integrated into existing networks. Customers can usually upgrade to our products without the need for additional training. Moreover, our ExtremeWare® and ExtremeWare® XOS™ operating systems simplify network management with a consistent, robust interface available in all product families.

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

Expand market penetration. We continue to market our products to new customers in multiple market segments. The majority of our business is with enterprise customers, including those in government, education and the health care sectors, in addition to middle to large commercial enterprises. Extreme has consistently focused on these markets since early in our history. Additionally, we aim to leverage our technology development, service and support and business infrastructure resources to address the metropolitan Ethernet market. These service provider customers include ISPs, content providers and Metro service providers. While currently most of our service provider and Metro-related business is generated outside of the United States, we believe there is a long-term growth opportunity in the metropolitan Ethernet market on a worldwide basis. Once customers deploy our products they obtain the increased benefits of our solution by simplifying their networks, extending policy-based Quality of Service and reducing costs of ownership, while increasing performance.

Extend switching technology leadership. Our technological leadership is based on proprietary technology embedded in our chipsets, the ExtremeWare® and ExtremeWare® XOS™ operating systems and network management and software. We intend to invest our engineering resources in chipsets, software and other development areas to create leading-edge technologies that will increase the performance and functionality of our products. We also intend to maintain our active role in industry standards committees such as the Institute for Electrical and Electronics Engineers, or IEEE, and the Internet Engineering Task Force, or IETF.

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

Products

We deliver hardware-based network switches with a robust operating system and services infrastructure for enterprises and service providers based on award-winning technology that combines simplicity, high performance, intelligence and a low cost of ownership. Our Layer 3 Summit, BlackDiamond and Alpine products share the same common hardware and operating system, enabling businesses to build a network infrastructure that is simple, easy to manage and scalable to meet the demands of future growth.

Our award-winning 2nd Generation Inferno ASIC and 3rd Generation Triumph chipsets are incorporated in all i-series products, including the BlackDiamond and Alpine. Inferno provides the core technology for high-end Summit switches.

During the past fiscal year, Extreme Networks introduced key new products that allow for the continued deployment of secure, converged networks as well as the expansion of the ExtremeWare® XOS™ operating system from the core to the edge of the network. The following products were introduced: the BlackDiamond 8800 modular switch, a next generation Layer 3 chassis switch for converged networks; the Summit 400-24p fixed switch featuring Power over Ethernet (PoE) Gigabit ports to support IP phones as well as UniStack stacking capabilities to manage multiple devices as one; the Summit 300-24 switch, a Unified Access switch designed for the edge of the network with lower port densities and support for Wireless LANs; and the Summit X450 fixed switch, the first fixed device featuring the ExtremeWare® XOS™ operating system and IPv6 capabilities. Extreme also announced its first network security product, the CLEAR-Flow network security rules engine and the accompanying Sentriant Virtualized Security Resource (VSR), an automated threat detection, containment and mitigation device.

Our principal products are as follows:

Products	Configuration/Description
Summit Stackable Product Family

Summit1i	6 100/1000 BaseT Ethernet ports and 2 1000BaseX Gigabit Ethernet ports

Summit5i	12 100/1000 BaseT Ethernet ports and 4 1000BaseX Gigabit Ethernet ports

Summit7i	28 100/1000 BaseT Ethernet ports and 4 1000BaseX Gigabit Ethernet ports

Summit48si	48 10/100 Mbps Ethernet ports and 2 Gigabit Ethernet ports

Summit 300	48 or 24 10/100 Mbps Ethernet ports, supporting Power over Ethernet, or PoE, and wireless functionality and 4 Gigabit Ethernet ports

Summit WM 100/1000	Wireless switch controller supporting 2 Gigabit Ethernet ports or 4 fast 10/100 ports and up to 200 wireless Access Points

Products	Configuration/Description
Summit 200	48 or 24 10/100 Mbps Ethernet ports and 2 Gigabit Ethernet ports

Summit 400	48 or 24 10/100/1000 BaseT Ethernet ports, 4 Gigabit Ethernet 1000BaseX ports and an optional 2-port 10 Gigabit Ethernet Module. The 24 port model supports Power over Ethernet.

Summit X450	24 10/100/1000 BaseT Ethernet ports or 24 Gigabit Ethernet fiber ports, including 4 dual personality (fiber or copper) Gigabit Ethernet ports and an optional 2-port 10 Gigabit Ethernet Module

BlackDiamond Modular Chassis

BlackDiamond 6804	Up to 384 10/100 Mbps Ethernet ports, 96 Gigabit Ethernet ports, or four 10 Gigabit Ethernet ports in one chassis

6 slots to accommodate a variety of up to 4 connectivity modules and 2 management modules

BlackDiamond 6808	Up to 672 10/100 Mbps Ethernet ports, 168 Gigabit Ethernet ports, or eight 10 Gigabit Ethernet ports in one chassis

10 slots to accommodate a variety of up to 8 connectivity modules and 2 management modules

BlackDiamond 6816	Up to 1,440 10/100 Mbps Ethernet ports, 360 Gigabit Ethernet ports, or sixteen 10 Gigabit Ethernet ports in one chassis

20 slots to accommodate a variety of up to 16 connectivity modules and 4 management modules

BlackDiamond 8810	432 10/100/1000 Gigabit Ethernet ports, or 36 10 Gigabit Ethernet ports in one chassis

10 slots to accommodate a variety of up to 8 connectivity modules and 2 management modules

BlackDiamond 10808	480 Gigabit Ethernet ports, or 48 10 Gigabit Ethernet ports in one chassis

10 slots to accommodate a variety of up to 8 connectivity modules and 2 management modules

Alpine Modular Chassis

Alpine 3802	Up to 64 10/100 Mbps Ethernet ports or 20 Gigabit Ethernet ports in one chassis

3 slots to accommodate a variety of up to 2 connectivity modules and 1 WAN module

Products	Configuration/Description
Alpine 3804	Up to 128 10/100 Mbps Ethernet ports or 64 Gigabit Ethernet ports in one chassis

5 slots to accommodate a variety of up to 4 connectivity modules and 1 management module

Alpine 3808	Up to 256 10/100 Mbps Ethernet ports or 128 Gigabit Ethernet ports in one chassis

9 slots to accommodate a variety of up to 8 connectivity modules and 1 management module

Operating Systems

ExtremeWare®	An embedded switch operating system featuring standard protocols, web-based configuration and policy-based Quality of Service.

ExtremeWare® XOS™	A scalable, Unix-based modular switch operating system supporting open APIs for device to device collaboration and support for XML type interfaces. ExtremeWare® XOS™ delivers automated process restart for highly available networks

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

Extreme has expanded the Summit 400 family of fixed switches which now includes the Summit 400-48t, the Summit 400-24p and Summit 400-24t. These switches serve the edge of high capacity networks while delivering high availability and connectivity enabling communications convergence. By delivering superior Gigabit Ethernet density and matching throughput performance, the Summit 400-48t (Summit 400) enables deployment of new intelligent services faster and more efficiently than ever before. The Summit 400 series is a part of Extreme Networks’ Unified Access (UA) architecture for the enterprise edge. The Summit 400-24p includes Power over Ethernet ports, Gigabit connectivity, and integrated stacking with optional 10 Gigabit uplinks which enables users to avoid costly upgrades as they deploy gigabit to the edge. The Summit 400-24p is the industry’s highest-performance, Layer 3, fixed-configuration switching platform with 101 Mbps throughput and 24 10/100/1000 ports.

The Summit 300 switch, available in 48 or 24 port models, provides a unique set of capabilities as Extreme’s first Unified Access Architecture product supporting both wired and wireless Ethernet connectivity. The Unified Access Architecture capabilities simplify the deployment of wireless by providing simple to install access points (Altitude 300) that are managed from a single point, reducing the cost of ownership and providing uniform approaches to security, authentication, Quality of Service and resiliency irrespective of the media connectivity type in use.

The Summit 300 and Altitude access points enable unified access for wired and wireless applications at the network edge with the seamless integration of 802.11 a/b/g type high performance wireless LAN connectivity, Power over Ethernet, and integrated Layer 3 routing intelligence. Unified Access Architecture is the industry’s most versatile solution for the integrated network edge where the network must progressively support an array of devices including IP phones, laptop and desktop PCs and emerging devices such as IP cameras. Using Unified Access-enabled switches (the Summit 300-48) and the Altitude 300 access points, enterprises can simplify the installation and secure the operation of wired and wireless applications within a single “unified” infrastructure.

The Summit 48si and the Summit 200 series switches allow us to remain an industry leader in Layer 3 switching for the desktop. The Summit 200-24 and Summit 200-48 switches offer low entry costs for sophisticated Layer 2 and Layer 3 services, respectively, at the network edge. Additionally the Summit48si switch delivers an aggregation switching solution with physical and logical access, security and user mobility features at the edge.

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

The Summit WM 100/1000 – Wireless LAN Products

Summit WM-series wireless LAN, or WLAN, controller delivers a high-performance wireless enterprise solution that is both secure and easy to manage. This allows Enterprise network managers to simplify the task of mobilizing their users without sacrificing features or performance. The Summit WM-series switch is ready to support the most advanced wireless applications and mobile voice and multimedia networking challenges. Examples include cross-subnet roaming and sophisticated multicast. With capacities of up to 200 access points per switch, the Summit WM-series can scale to support the largest WLAN installations while also providing centralized management for remote branch office installations.

Sentriant – Virtualized Security Resource (VSR)

The Sentriant VSR device, working with Extreme’s switch-based CLEAR-Flow security rules engine, delivers a dynamic network security system that works to proactively detect, contain and mitigate network threats including common denial of service attacks and harmful worm storms. The Sentriant appliance can be positioned at the core of the network where it eliminates threats in a matter of seconds with its ability to detect storm patterns and contain malicious traffic. Sentriant uses behavior-based threat detection methods to detect threats – including new threats for which no signatures exist at the time of attack. It also includes a sophisticated early warning system that employs unused IP space to identify threats. The Sentriant VSR and CLEAR-Flow promote higher network availability while reducing the need for numerous security devices across the edge of the network.

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

BlackDiamond 8800 Series

The BlackDiamond 8800 series switch is designed for full-scale IP telephony deployments and high performance 10 Gigabit Ethernet. The BlackDiamond 8800 modular switching solution enables users to address the critical requirements for voice production deployments: voice quality connectivity, increased uptime, better security and simple management. The BlackDiamond 8800 promotes higher network availability for data and converged communications with its redundant design which is enhanced by a modular, highly-available, operating system, ExtremeWare® XOS™. The BlackDiamond 8800 provides Power over Ethernet connectivity and the industry’s only LAN resiliency protocol for voice – Extreme Networks’ Ethernet Automatic Protection Switching (EAPS) protocol.

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

This product line has been significantly enhanced to support Extreme’s Unified Access Architecture with a new 24 port module that delivers Power over Ethernet and management for integrated and secure WLAN connectivity.

ExtremeWare®

ExtremeWare® is the embedded operating system software that is featured on all of our switches. It delivers the robust switching and routing protocol support, management, control and security needed on current enterprise and service provider networks. Its standards-based, multi-layer switching and policy-based Quality of Service give network managers the tools needed to optimize network capacity with consistent fault-tolerant behavior.

ExtremeWare® XOS™

Extreme Networks recognized in early 2000 that new operating system architecture would be needed as converged IP networks begin to drive more and more mission-critical traffic onto a single network infrastructure. Culminating more than 3 years of research and development efforts, ExtremeWare® XOS™ now delivers revolutionary breakthroughs and industry leading capabilities that further the state-of-the-art in networking technology: Scalability, Resiliency, Security and Extensibility. ExtremeWare® XOS™ provides a revolutionary software foundation that for the first time delivers adaptability, scalability and increased responsiveness for enterprise networks through its uniquely open, extensible architecture.

Sales, Marketing and Distribution

We conduct our sales and marketing activities on a worldwide basis through a two-tier distribution channel utilizing distributors, value-added resellers and our field sales organization. A majority of our sales are currently made to partners in our distributor and reseller channels. The first tier consists of a limited number of independent distributors that sell primarily to resellers. The second tier of the distribution channel is comprised of a large number of independent resellers that sell directly to end-user customers. In addition, Extreme utilizes its field sales organization to sell direct to end-user customers, including large global accounts.

Strategic Alliances. In October 2003 we entered into a mutual, non-exclusive, comprehensive strategic alliance with Avaya Inc. Avaya designs, builds and manages communications networks for more than one million businesses worldwide, including 90 percent of the Fortune 500. Focused on businesses large to small, Avaya is a world leader in secure and reliable IP telephony systems and communications software applications and services. Avaya and Extreme are jointly developing and marketing converged communications solutions as part of this multi-year, multimillion-dollar strategic alliance.

Avaya is also reselling Extreme Networks’ data networking products and will provide customers with comprehensive planning, design, implementation and management services support through Avaya Global Services.

Distributors. We have established several key relationships with leading distributors in the electronics and computer networking industries. We intend to maintain these relationships with distributors who may offer products or distribution channels that complement our own channels. Each of our distributors primarily resells our products to resellers. The distributors enhance our ability to sell and provide support, especially global accounts, who may benefit from the broad service and product fulfillment capabilities offered by these distributors. One distributor, Tech Data, accounted for 11% of our net revenues in fiscal 2005 and 2003. No distributor or customer accounted for more than 10% of our net revenues in fiscal 2004. Distributors are generally given privileges to return a portion of inventory to us for the purpose of stock rotation and participate in various cooperative marketing programs to promote the sale of our products and services. We defer recognition of revenue on all sales to these distributors until the distributors sell the product, as evidenced by monthly “sales-out” reports that the distributors provide to us. (See “Revenue Recognition” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

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

Field sales. We have trained our field sales organization to support and develop leads for our value-added resellers and to establish and maintain a limited number of key accounts and strategic end user customers. To support these objectives, our field sales force:

•	assists end-user customers in finding solutions to complex network system and architecture problems;

•	differentiates the features and capabilities of our products from competitive offerings;

•	continually monitors and understands the evolving networking needs of enterprise and service provider customers;

•	promotes our products and ensures direct contact with current and potential customers;

•	partner with our key resellers to drive closure of business opportunities; and

•	monitors the changing requirements of our customers.

As of July 3, 2005, our worldwide sales and marketing organization consisted of 309 individuals, including directors, managers, sales representatives, and technical and administrative support personnel. We have domestic sales offices located in 20 states and international sales offices located in 24 countries.

International sales

International sales are an important portion of our business. In fiscal 2005, sales to customers outside of the United States accounted for 56% of our consolidated net revenues, compared to 61% in fiscal 2004 and 60% in fiscal 2003. These sales are conducted primarily through foreign-based distributors and resellers managed by our worldwide sales organization, in addition to direct sales to end-user customers, including large global accounts. The primary markets for sales outside of the United States include the countries in Western Europe and Japan. Although not a significant component of total revenues to date, we have also achieved sales growth in the People’s Republic of China, countries throughout the Asia-Pacific region, South America, Canada and Mexico.

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

Backlog

Our products are often sold on the basis of standard purchase orders that are cancelable prior to shipment without significant penalties. In addition, purchase orders are subject to changes in quantities of products and delivery schedules in order to reflect changes in customer requirements and manufacturing capacity. Our business is characterized by seasonal variability in demand and short lead-time orders and delivery schedules. Actual shipments depend on the then-current capacity of our contract manufacturer and the availability of materials and components from our vendors. We believe that only a small portion of our order backlog is non-cancelable and that the dollar amount associated with the non-cancelable portion is not material. Accordingly, we do not believe that backlog at any given time is a meaningful indicator of future revenue.

Customer Support and Service

We offer modular and comprehensive extended warranty service contracts under our ExtremeWorks service solutions to help protect our customers’ network investments and support their business goals. The markets we address, including enterprises and service providers, all seek higher reliability and maximum uptime. Our goal is to serve as a knowledgeable and experienced service partner who can tailor service solutions to meet the specific business needs of our customers. For the provision of on-site hardware support to customers we have strategic partnerships in place with International Business Machines, Inc. and Equant N.V. Expenses related to these agreements are recorded in cost of service revenue on our consolidated statements of operations. We also maintain relationships with Flextronics International, Ltd. and Solectron Corporation for the handling of product returns and repairs covered by our warranty and service contracts in various locations worldwide. We provide our customers with our standard, limited hardware warranty, which is typically 12 months from the date of shipment to end-users and our 90-day software warranty. Warranty expenses related to these relationships are recorded in cost of product revenue on our consolidated statements of operations.

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

We continued to enhance the functionality of our modular operating system (ExtremeWare® XOS™) which has been designed to provide high reliability and availability. This architecture allows us to leverage a common operating system architecture across different hardware and ASIC implementation. We intend to continue with this approach for future products and enhancements.

As of July 3, 2005, our research and development organization consisted of 240 individuals. Research and development efforts are conducted in several locations in the U.S., including our headquarters in Santa Clara, California; Raleigh, North Carolina; and Westlake Village, California. In Fiscal 2005, we opened a research and development center in Chennai India focusing on the development and verification of our operating systems. Our research and development expenses in fiscal 2005, fiscal 2004 and fiscal 2003 were $61.3 million, $58.1 million, and $58.0 million, respectively.

Competition

The market for switches is part of the broader market for networking equipment, which is dominated by a few large companies, particularly Cisco Systems. In addition, there are a number of large telecommunications equipment providers, including Alcatel and Nortel Networks, which have entered the market for network equipment, particularly through acquisitions of public and privately held companies. We expect to face increased competition, particularly price competition, from these and other telecommunications equipment providers. We also compete with other public and private companies that offer switching solutions, including Enterasys

Networks, Inc., Foundry Networks, Inc., Huawei Technologies Corporation, 3Com Corporation, Hewlett-Packard Company and Dell Computer Corporation. These vendors offer products with functionality similar to our products or provide alternative network solutions. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to develop and offer competitive products. Furthermore, we compete with numerous companies that offer routers and other technologies and devices that traditionally have managed the flow of traffic on the enterprise or Metro networks.

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

As detailed below under “Legal Proceedings,” we are currently engaged in litigation with Lucent Technologies, Inc. (“Lucent”) and Enterasys Networks, Inc (“Enterasys”). Both Lucent and Enterasys are asserting claims that allege infringement of certain patent rights, against which we are defending vigorously, but we cannot assure you that we will prevail in this litigation. In addition to the litigation with Lucent and Enterasys, in the normal course of our business from time to time, we are in discussions with companies that assert certain of our products require a license under a number of patents. Due to the number of companies with extensive patent portfolios in our industry who are or may be actively involved in licensing programs, we believe that even if we do not infringe any patents, we may incur significant expenses in the future due to disputes or licensing negotiations, though the amounts and timing of such expenses cannot be determined with any reasonable certainty. As the functionality and features of our products expand, these disputes and discussions could increase or become harder to resolve.

Employees

As of July 3, 2005, we employed 834 people, including 309 in sales and marketing, 240 in engineering, 86 in operations, 88 in customer support and service, and 111 in finance and administration. We have never had a work stoppage and no personnel are represented under collective bargaining agreements. We consider our employee relations to be good.

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

Our corporate governance guidelines, the charters of our audit committee, our compensation committee and our nominating and corporate governance committee and our code of ethics policy (including code of ethics provisions that apply to our principal executive officer, principal financial officers, controller and senior financial officers) are available on our website at www.extremenetworks.com under “Corporate Governance.” These items are also available to any stockholder who requests them by calling (408) 579-2800.

Item 2. Properties

Our principal administrative, sales, marketing and research and development facilities are located in Santa Clara, California. We also lease office space and executive suites in various other geographic locations domestically and internationally for sales and service personnel and engineering operations. Our aggregate lease expense for fiscal 2005 was approximately $5.1 million, net of sublease income of approximately $0.4 million. We believe our current facilities will adequately meet our growth needs for the foreseeable future, and we are actively engaged in efforts to sublease excess space we acquired in prior years to meet the anticipated growth at that time.

Item 3. Legal Proceedings

On June 21, 2005, Enterasys filed suit against Extreme Networks and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Delaware, Civil Action No.05-11298 DPW. The complaint alleges willful infringement of U. S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560, 236, and seeks a judgment: (a) determining that we have willfully infringed each of the patents; (b) permanently enjoining us from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) awarding damages and a “reasonable royalty” to be determined at trial; (d) awarding trebled damages; (e) awarding attorneys fees, costs and interest; and (f) awarding equitable relief at the court’s discretion. We intend to evaluate the assertions, answer the complaint, and vigorously defend against Enterasys’ assertions which we believe to be without merit.

On May 27, 2003, Lucent filed suit against Extreme Networks and Foundry in the United States District Court for the District of Delaware, Civil Action No. 03-508. The complaint alleged willful infringement of U.S. Patent Nos. 4,769,810, 4,769,811, 4,914,650, 4,922,486 and 5,245,607. The judge split the case into three parts to be tried separately: phase 1 to cover infringement, willfulness and damages; phase 2 to cover invalidity; and phase 3 to cover equitable defenses and our counterclaims. On May 9, 2005, a jury in Delaware awarded us a verdict in the phase 1 trial of non-infringement on 18 out of the 19 claims asserted. The jury did award Lucent damages of approximately $275,000 on the remaining claim; which covers a feature that is not offered in our current product line. The parties each filed post-trial motions; and on August 16, 2005, the judge granted Lucent’s motion for a new trial, asserting that Extreme improperly disclosed evidence of a past relationship with Lucent to the jury, and denied both parties’ other motions as moot. The new trial on phase 1 and the remaining phases of the trial have not yet been scheduled. We intend to vigorously defend against Lucent’s claims and the judge’s current ruling, and to try the remainder of the case.

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

The operative amended complaint was brought purportedly on behalf of all persons who purchased Extreme Networks’ common stock from April 8, 1999 through December 6, 2000. It names as defendants Extreme Networks; six of our present and former officers and/or directors, including our CEO (the “Extreme Networks Defendants”); and several investment banking firms that served as underwriters of our initial public offering and October 1999 secondary offering. Subsequently, plaintiffs and one of the individual defendants stipulated to a dismissal of that defendant without prejudice. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The Securities Act allegations against the Extreme Networks Defendants are made as to the secondary offering only. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of August 1, 2005:

Name	Age	Position
Gordon L. Stitt	49	President, Chief Executive Officer
Stephen Haddock	47	Vice President and Chief Technical Officer
Herb Schneider	46	Vice President of Research and Development
William R. Slakey	47	Senior Vice President and Chief Financial Officer
Alexander J. Gray	48	Chief Operating Officer
Frank C. Carlucci	42	Senior Vice President of Worldwide Sales

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

Herb Schneider. Mr. Schneider co-founded Extreme in May 1996 and has served as Vice President of Research and Development of Extreme since its inception. From 1990 to 1996, Mr. Schneider worked as Engineering Manager at Network Peripherals and was responsible for the development of LAN switches. From 1981 to 1990, Mr. Schneider held various positions at National Semiconductor, a developer and manufacturer of semiconductor products, where he was involved in the development of early Ethernet chipsets and FDDI chipsets. Mr. Schneider holds a B.S.E.E. from the University of California – Davis.

William R. Slakey. Mr. Slakey has served as Senior Vice President and Chief Financial Officer of Extreme Networks since October 2003. From September 2002 to September 2003, Mr. Slakey served as Vice President and Chief Financial Officer at Handspring, Inc., a maker of wireless communication devices and PDA’s. From October 2001 to August 2002, Mr. Slakey was Executive Vice President and Chief Financial Officer at WJ Communications, a leading RF semiconductor company. From September 1999 to December 2000, he was Chief Financial Officer at SnapTrack, a QUALCOMM company that pioneered a GPS-based system for pinpointing wireless devices. Prior to SnapTrack, Mr. Slakey held various financial roles at Palm Computing, 3Com Corporation and Apple Computer. Mr. Slakey holds a B.A. degree in economics from the University of California and an M.B.A. from the Harvard Graduate School of Business Administration.

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

Stock Prices	High	Low
Fiscal year ended July 3, 2005:
First quarter	$5.66	$4.38
Second quarter	$7.22	$4.30
Third quarter	$6.64	$5.65
Fourth quarter	$5.91	$4.07
Fiscal year ended June 27, 2004:
First quarter	$8.98	$4.66
Second quarter	$10.46	$6.15
Third quarter	$10.60	$6.27
Fourth quarter	$8.20	$4.64

At August 15, 2005, there were approximately 348 stockholders of record of our common stock and approximately 40,000 beneficial stockholders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings for the development of our business.

Item 6. Selected Financial Data

	Year Ended
	July 3, 2005 (1)	June 27, 2004 (2)	June 29, 2003 (3)	June 30, 2002 (4)	July 1, 2001 (5)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$383,347	$351,848	$363,276	$441,609	$491,232
Net income (loss)	$12,942	$(1,748)	$(197,180)	$(183,962)	$(68,883)
Net income (loss) per share — basic	$0.11	$(0.01)	$(1.71)	$(1.63)	$(0.64)
Net income (loss) per share — diluted	$0.10	$(0.01)	$(1.71)	$(1.63)	$(0.64)
Shares used in per share calculation — basic	121,225	118,348	115,186	112,925	108,353
Shares used in per share calculation — diluted	124,219	118,348	115,186	112,925	108,353

	As of
	July 3, 2005	June 27, 2004	June 29, 2003	June 30, 2002	July 1, 2001
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents, short-term investments and marketable securities	$440,404	$425,672	$402,157	$400,057	$191,502
Total assets	$583,614	$579,273	$550,257	$736,344	$666,348
Convertible subordinated notes	$200,000	$200,000	$200,000	$200,000	$—
Other long-term liabilities	$30,698	$41,308	$22,313	$20,761	$266

(1)	Fiscal 2005 net income includes $0.1 million in amortization of deferred stock compensation, a $2.0 million expense related to the execution of a technology agreement, and other income of $3.9 million from the relief of a foreign consumption tax obligation.
(2)	Fiscal 2004 net loss includes $1.1 million in amortization of deferred stock compensation, $6.5 million in restructuring charges for excess facilities, other income of $7.9 million in cash settlements from vendors, net of related expenses and other income of $2.5 million from the relief of a foreign consumption tax obligation.

(3)	Fiscal 2003 net loss includes $0.7 million in amortization of deferred stock compensation, $15.9 million in restructuring charges, $12.7 million in property and equipment write-offs, $1.0 million in impairment of acquired intangible assets and a $132.2 million charge included in our tax provision reflecting our provision of a full valuation allowance against deferred tax assets.
(4)	Fiscal 2002 net loss includes $10.2 million in amortization of deferred stock compensation, $37.2 million in amortization of goodwill and purchased intangible assets, $73.6 million in restructuring charges and $89.8 million in impairment of intangible assets.
(5)	Fiscal 2001 net loss includes $4.1 million in amortization of deferred stock compensation, $33.4 million in amortization of goodwill and purchased intangible assets, $30.2 million in write-offs of acquired in-process research and development and $5.9 million in restructuring charges.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We develop and sell a family of modular and stackable network infrastructure equipment and offer related service contracts for extended warranty and maintenance agreements. Substantially all of our revenue is derived from the sale of networking equipment and the related service contracts. We believe that understanding the following key developments is helpful to an understanding of our operating results for fiscal 2005.

Increased Product Breadth

We believe that continued success in the marketplace will depend on our ability to develop new and enhanced products employing leading-edge technology. In fiscal 2005 we introduced several new products that allow for the continued deployment of secure, converged networks as well as the expansion of the ExtremeWare® XOS™ operating system from the core to the edge of the network. The following products were introduced in fiscal 2005: the BlackDiamond 8800 modular switch, a next generation Layer 3 chassis switch for converged networks; the Summit 400-24p fixed switch featuring Power over Ethernet (PoE) Gigabit ports to support IP phones as well as UniStack stacking capabilities to manage multiple devices as one; the Summit 300-24 switch, a Unified Access switch designed for the edge of the network with lower port densities and support for Wireless LANs; and the Summit X450 fixed switch, the first fixed device featuring the ExtremeWare® XOS™ operating system and IPv6 capabilities. Extreme also announced its first network security product, the CLEAR-Flow network security rules engine and the accompanying Sentriant Virtualized Security Resource (VSR), an automated threat detection, containment and mitigation device during the past fiscal year.

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

In October 2003, we announced our comprehensive strategic alliance with Avaya, Inc. to jointly develop and market converged communications solutions. The alliance brings together Avaya’s global market leadership in IP voice and telephony with Extreme’s expertise in high performance IP data network infrastructure. Under the Joint Development Agreement the companies plan to develop next generation, standards-based technologies in the areas of network management and provisioning, Quality of Service, security, and network resilience. Additionally, Avaya will sell, service and support Extreme’s entire portfolio of data networking products through their worldwide sales organization and the Avaya Global Services organization.

Business Environment

Throughout fiscal 2003 and early 2004, the primary factor that impacted our operations and financial performance was weak demand for networking equipment resulting from the continuing weakness of the global and U.S. economies. Weak economic conditions persisted through most of fiscal 2004, but beginning in the third quarter of fiscal 2004, we began to see evidence of strengthening demand for our products. In fiscal 2005, we continued to generate revenue growth, although not each and every quarter, and not in all geographic markets. While it is too early to determine if this improvement in demand will continue, we believe that industry demand has stabilized and is showing signs of returning to positive growth.

Expanded Focus on Service Offering

Extreme’s service offering is primarily the provision of service contracts for extended warranty and maintenance agreements related to our networking equipment. To a lesser extent, the service revenue includes professional services related to the design and installation of data networks and training. In fiscal 2005, we continued to focus our service sales efforts on increasing the number of service contracts sold with new equipment and on securing renewals on expiring contracts. Additionally, we improved the efficiency of our service supply chain and reduced the cost of service revenue. Service revenue increased by 21.7% in fiscal 2005 compared to fiscal 2004, and 26.0% in fiscal 2004 compared to fiscal 2003. Service revenue increased to 15.4% of total net revenue in fiscal 2005 from 13.8% in fiscal 2004. Cost of service revenue decreased by $1.3 million in fiscal 2005 to $34.2 million and service gross margins improved to 42.1% in fiscal 2005 compared to 26.8% in fiscal 2004.

Results of Operations

Our operations and financial performance have been affected by the economic factors described above, and given the strengthening demand for our products during fiscal 2005, we were able to achieve the following results:

•	Net revenues of $383.3 million, an increase of 9.0% over fiscal 2004 net revenues of $351.8 million.

•	Service revenue of $59.1 million, an increase of 21.7% from fiscal 2004 service revenue of $48.6 million.

•	Total gross margin of 52.9% of net revenues, up from 50.9% in fiscal 2004.

•	A return to profitability for the first year since fiscal 2000 with net income of $12.9 million.

•	Cash and cash equivalents, short-term investments and marketable securities increased by $14.7 million to $440.4 million as of July 3, 2005.

Net Revenues

The following table presents net product and service revenues for the fiscal years 2005, 2004 and 2003 (dollars in thousands):

	Year Ended
	July 3, 2005	% of Net Revenues	June 27, 2004	% of Net Revenues	June 29, 2003	% of Net Revenues
Net revenues:
Product	$324,256	84.6%	$303,293	86.2%	$324,727	89.4%
Service	59,091	15.4%	48,555	13.8%	38,549	10.6%

Total net revenues	$383,347	100.0%	$351,848	100.0%	$363,276	100.0%

Net revenues were $383.3 million in fiscal 2005, $351.8 million in fiscal 2004, and $363.3 million in fiscal 2003, representing an increase of 9.0% in fiscal 2005 from fiscal 2004, and a decrease of 3.1% in fiscal 2004 from fiscal 2003. The increase in revenues in fiscal 2005 as compared to the decrease in fiscal 2004 was generally due to an improvement in the demand for networking equipment after several years of weakness of the global and U.S. economies. Fiscal 2005 had 53 weeks, compared with 52 weeks in fiscal 2004, and we believe that this extra week may have had a positive impact on our sales. However, we are not able to quantify the effect of the slightly longer year on our revenue.

Product revenue was $324.3 million in fiscal 2005, $303.3 million in fiscal 2004, and $324.7 million in fiscal 2003, representing an increase of 7.0% in fiscal 2005 from fiscal 2004, and a decrease of 6.6% in fiscal 2004 from fiscal 2003. The increase in product revenue in fiscal 2005 from fiscal 2004 was primarily due to an increase in unit volume, slightly offset by higher level of discounting. The decrease in product revenue in fiscal 2004 from fiscal 2003 was primarily due to a change in mix in product demand, with both total units and average selling price remaining relatively stable. We expect that average selling prices across the industry will continue to be subject to competitive pressure and may decline somewhat going forward.

Service revenue was $59.1 million in fiscal 2005, or a 21.7% increase over fiscal 2004 service revenues of $48.6 million. Service revenue in fiscal 2004 increased by 26.0% from fiscal 2003 service revenue of $38.5 million. The increase in service revenue in each of the fiscal years was the result of our focus on increasing the number of service contracts initially sold with new products and increasing contract renewal rates, as well as changes in our pricing policies regarding service. As a percentage of total net revenues, service revenue was 15.4% in fiscal 2005, 13.8% in fiscal 2004, and 10.6% in fiscal 2003.

The following table presents the total net revenues geographically for the fiscal years 2005, 2004 and 2003 (dollars in thousands):

	Year Ended
	July 3, 2005	% of Net Revenues	June 27, 2004	% of Net Revenues	June 29, 2003	% of Net Revenues
Net revenues:
United States	$167,027	43.6%	$136,622	38.8%	$144,066	39.7%
Europe, Middle East and Africa	117,521	30.6%	93,700	26.6%	90,303	24.9%
Japan	58,100	15.2%	77,600	22.1%	82,916	22.8%
Other	40,699	10.6%	43,926	12.5%	45,991	12.6%

	$383,347	100.0%	$351,848	100.0%	$363,276	100.0%

Revenues outside of the United States accounted for 56.4%, 61.2%, and 60.3% of net revenues in fiscal 2005, fiscal 2004, and fiscal 2003, respectively. Revenues in the U.S. in fiscal 2005 increased by $30.4 million, or 22.3% over the fiscal 2004 results. Revenues outside the U.S., as a percentage of total net revenues, in fiscal 2005 decreased by 4.8% compared to fiscal 2004 due to a decrease of 6.9% and 1.9% in net revenues in Japan and other international regions, respectively, offset in part by an increase in net revenues in Europe, the Middle East and Africa of 4.0%. The decline in net revenue in Japan was a result of lower demand for networking products within the service provider customer segment. Revenue in Europe, the Middle East, and Africa increased by $23.8 million, or 25.4%, in fiscal 2005 as compared to fiscal 2004. The 0.9% increase in net revenues outside the United States in fiscal 2004 compared to fiscal 2003 was due to an increase of 1.7% in net revenue in Europe, the Middle East and Africa; a decrease of 0.7% in net revenues in Japan; and revenues in other international regions, primarily Asia Pacific, as a percentage of total net revenues remaining flat as a percent of the total. We expect that export sales will continue to represent a significant portion of net revenues, although export sales will fluctuate as a percentage of net revenues. Substantially all sales transactions are currently denominated in United States dollars.

We rely upon multiple channels of distribution, including two-tiered distribution in which large distributors purchase our product and make it available to resellers. Revenue through our distributor channel was 38% of total product revenue in both fiscal 2005 and fiscal 2004. The level of sales to any one customer, including a distributor, may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. One customer, Tech Data Corporation, who is a distributor of our products, accounted for 11% of our net revenues in fiscal 2005 and fiscal 2003. No distributor or customer accounted for more than 10% of our net revenues in fiscal 2004.

Cost of Revenues and Gross Margin

The following table presents the gross margin on product and service revenues and the gross margin percentage of net revenues for the fiscal years 2005, 2004 and 2003 (dollars in thousands):

	Year Ended
	July 3, 2005	% of Net Revenues	June 27, 2004	% of Net Revenues	June 29, 2003	% of Net Revenues
Gross margin:
Product	$177,780	54.8%	$166,187	54.8%	$152,658	47.0%
Service	24,872	42.1%	13,009	26.8%	(2,303)	-6.0%

Total gross margin	$202,652	52.9%	$179,196	50.9%	$150,355	41.4%

Gross margin was $202.7 million in fiscal 2005, $179.2 million in fiscal 2004, and $150.4 million in fiscal 2003, representing an increase of 13.1% in fiscal 2005 from fiscal 2004, and an increase of 19.2% in fiscal 2004 from fiscal 2003. Gross margin as a percentage of net revenues was 52.9%, 50.9%, and 41.4% in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

Cost of product revenue includes costs of raw materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans, and document control. Product gross margin in fiscal 2005 was $177.8 million, representing 54.8% of product revenues as compared to $166.2 million in fiscal 2004, or 54.8% of product revenue. Product gross margin percentage in fiscal 2005 was flat with fiscal 2004 although we experienced a reduction in per-unit product costs, offset by increases in royalties paid to third parties for technology licenses, and $1.1 million higher warranty expense due to a change in the method we use to estimate warranty return rates.

Cost of product revenue in all periods includes the cost of our manufacturing overhead. We outsource substantially all of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, document control and repairs at our facility in Santa Clara, California. Accordingly, a significant portion of our cost of product revenue consists of payments to our primary contract manufacturer, Flextronics International, Ltd. located in San Jose, California and Guadalajara, Mexico.

Product gross margin in fiscal 2004 was $166.2 million, representing 54.8% of product revenues as compared to $152.7 million in fiscal 2003, or 47.0% of product revenue. The increase in product gross margin percentage in fiscal 2004 was due to a reduction in per-unit product costs resulting from a consolidation of volume at a single manufacturer. In addition, fiscal 2004 product gross margin was favorably impacted by a reduction in manufacturing overhead, warranty expense, reductions in scrap, rework, and was negatively impacted by increases in excess inventory expenses.

Our cost of service revenue consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross margin in fiscal 2005 was $24.9 million, an increase of $11.9 million from fiscal 2004 gross margin of $13.0 million. Service gross margin was 42.1% in fiscal 2005 as compared to 26.8% in fiscal 2004. Service gross margin in fiscal 2005 was favorably impacted by the increase in service revenue and reduction in cost of service revenue, due primarily to a reduction in the costs associated with processing repairs and replacements.

Service gross margin was $13.0 million in fiscal 2004, representing 26.8% of service net revenue as compared to a negative gross margin of $2.3 million in fiscal 2003. Service gross margin in fiscal 2003 was negatively impacted from the costs incurred by a number of programs that we implemented to improve service delivery productivity and to enhance customer satisfaction. These programs included expenses incurred to increase service revenue and reduce service infrastructure, including outsourcing certain service functions.

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

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses were $96.8 million in fiscal 2005, $93.2 million in fiscal 2004, and $102.5 million in fiscal 2003, representing an increase of 3.8% in fiscal 2005 from fiscal 2004, and a decrease of 9.0% in fiscal 2004 from fiscal 2003. The increase in fiscal 2005 was primarily due to increases of $7.8 million in payroll and related personnel expenses, including sales commissions due to higher revenues, higher travel expenses of $0.9 million offset in part by lower marketing and promotional expenses of $2.7 million, lower meeting expenses of $0.3 million, lower information technology costs of $1.1 million and lower depreciation of $1.1 million. The decrease in fiscal 2004 from fiscal 2003 was primarily due to a decrease in marketing and promotional expenses of $4.2 million as a result of cost-cutting measures, a decrease in depreciation expense of $1.7 million, a decrease in occupancy expenses of $1.0 million, a decrease in salaries and related personnel expenses of $1.2 million primarily due to lower sales commissions and a decrease in travel expenses of $1.0 million. As a percentage of net revenues, sales and marketing expenses were 25.3% in fiscal 2005, 26.5% in fiscal 2004 and 28.2% in fiscal 2003. The level of our sales and marketing spending in the future, in dollars and as a percentage of net revenues will depend on many factors, including most importantly the rate at which we expand our sales force and the rate at which our net revenues increase.

Research and Development Expenses

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products. Research and development expenses were $61.3 million in fiscal 2005, $58.1 million in fiscal 2004, and $58.0 million in fiscal 2003. Research and development expenses in fiscal 2005 include $6.0 million in amortization expense related to the fair value of the warrant issued to Avaya as part of the Joint Development Agreement, an increase of $2.0 million as compared to fiscal 2004. The fair value of the warrant allocated to the Joint Development Agreement with Avaya is $17.9 million and is being amortized over the term of the agreement (see Note 13 of Notes to Consolidated Financial Statements). Research and development costs also include an increase of $1.8 million related to our corporate quality initiative, offset by a reduction of $1.7 million in engineering project expenses associated with the recovery of costs under a third party development agreement that is not expected to recur. Research and development expenses remained flat at $58 million in fiscal 2004 from fiscal 2003. Fiscal 2004 includes amortization expense of $4.0 million related to the fair value of the warrant issued to Avaya, offset in part by decreased payroll and personnel expenses of $1.6 million, decreased engineering project expenses of $1.2 million and decreased depreciation expense of $0.7 million. As a percentage of total net revenues, research and development expenses were 16.0% in fiscal 2005, 16.5% in fiscal 2004, and 16.0% in fiscal 2003. We expense all research and development expenses as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and as a result, we expect research and development expenses to increase in absolute dollars.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, legal fees, professional fees and other general corporate expenses. General and administrative expenses were $31.8 million in fiscal 2005, $29.6 million in fiscal 2004, and $25.7 million in fiscal 2003, representing an increase of 7.3% in fiscal 2005 from fiscal 2004, and an increase of 15.0% in fiscal 2004 from fiscal 2003. The increase in fiscal 2005 from fiscal 2004 of $2.2 million was primarily due to a $1.8 million increase in legal expenses due to the litigation with Lucent, an increase in professional services expenses of $1.1 million, including audit fees, related to compliance with the Sarbanes-Oxley Act of 2002, an increase in payroll and personnel related expenses of $1.1 million, partially offset by a $1.1 million decrease in insurance costs and a reduction in information technology costs of $0.7 million. Legal expenses related to intellectual property litigation with Lucent are expected to continue but at lower levels than in fiscal 2005. Expenses as a result of compliance with the Sarbanes-Oxley Act of 2002, and section 404 thereof, are expected to continue at similar or slightly lower levels than fiscal 2005. The increase in fiscal 2004 from fiscal 2003 was primarily due to increases in legal fees of $3.9 million relating to litigation and increases in other professional fees of $1.3 million, offset by decreases in insurance expense of $0.8 million and decreases in payroll and personnel expenses of $0.5 million. As a percentage of net revenues, general and administrative expenses were 8.3% in fiscal 2005, 8.4% in fiscal 2004, and 7.1% in fiscal 2003. The rate of any future spending increases in our general and administrative expenses, if any, will depend on the level of legal expenses related to intellectual property litigation, including the Lucent and Enterasys actions, and expenses associated with complying with the Sarbanes-Oxley Act of 2002.

Technology Agreement

On March 31, 2005, we entered into a Patent and Cross License Agreement (“Technology Agreement”) with IBM. The agreement provides for a release of prior claims and a cross license of patents extending into the future from the effective date of the agreement. We charged the estimated value of the release of prior claims of $2.0 million to operating expenses in the quarter ended March 27, 2005 under the caption “Technology agreement”. The remaining costs payable under the Technology Agreement will be charged to cost of product revenue over the license term. We expect these costs to have a small impact on the total product cost of revenue.

Impairment of Acquired Intangible Assets

During fiscal 2003, we performed our annual evaluation of goodwill for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. This evaluation indicated decreased expected future demand for the products associated with the goodwill and, therefore, we recorded an impairment charge of $1.0 million, representing the carrying value of goodwill at that time. There was no goodwill remaining as of July 3, 2005 or June 27, 2004.

Amortization of Deferred Stock Compensation

Amortization of deferred stock compensation was $0.1 million in fiscal 2005, $1.1 million in fiscal 2004, and $0.7 million in fiscal 2003, representing a decrease of $1.0 million in fiscal 2005 from fiscal 2004 and an increase of $0.4 million in fiscal 2004 from fiscal 2003. Amortization of deferred stock compensation is attributable to unvested stock options subject to forfeiture issued to employees that we assumed in conjunction with acquisitions during fiscal 2001. Deferred stock compensation is amortized as charges to operations, using the graded method, over the vesting periods of the individual stock options, generally four years. Upon termination of an employee, the amount of expense recognized under the graded vesting method that is in excess of the amount actually earned is reversed. For fiscal 2005, fiscal 2004, and fiscal 2003, we reversed zero, $0.4 million, and $5.3 million, respectively, of excess compensation expense related to terminated employees.

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

During fiscal 2003, we recorded restructuring charges of $15.9 million. The restructuring charges included excess facilities charges of $9.6 million, severance charges of $4.4 million and asset impairments of $1.9 million. The excess facility charge originally recognized in the third quarter of fiscal 2002 was increased due to lower projected sublease income caused by the deterioration of the commercial real estate market. Severance charges of $4.4 million were recognized upon two separate reductions in total staff of approximately 170 people, or 18% of the total workforce, across all departments. The asset impairment charge relates to the write-off of leasehold improvements and office furniture related to excess facilities.

Property and Equipment Write-Off

During fiscal 2003, we completed a property and equipment physical inventory in conjunction with the implementation of our new ERP system. The property and equipment physical inventory resulted in the identification of $12.7 million of property and equipment whose fair value was determined to be zero because the assets were either no longer in service or were not identifiable. Therefore, these assets were written off during the second quarter of fiscal 2003.

Interest Income

Interest income was $10.7 million in fiscal 2005, $8.6 million in fiscal 2004, and $11.1 million in fiscal 2003, representing an increase of $2.1 million in fiscal 2005 from fiscal 2004, and a decrease of $2.5 million in fiscal 2004 from fiscal 2003. The increase in interest income in fiscal 2005 from fiscal 2004 was due primarily to an increase in average interest rates and to a lessor extent, an increase in available investment balances due to positive cash flow from operations. The decrease in fiscal 2004 from fiscal 2003 was attributed to lower interest rates offset in part by an increase in available investment balances due to increased cash flow from operations.

Interest Expense

Interest expense was $7.0 million, $7.0 million, and $7.1 million in fiscal 2005, fiscal 2004, and fiscal 2003, respectively. Interest expense in each of the fiscal years presented is attributable to the $200.0 million of convertible subordinated notes. The notes mature in December 2006 and interest is payable semi-annually at 3.5% per annum.

Other Income (Expense), net

Other income (expense), net was income of $2.1 million in fiscal 2005, income of $9.1 million in fiscal 2004, and expense of $0.2 million in fiscal 2003. Other income in fiscal 2005 includes income of $3.9 million from the relief of a foreign consumption tax obligation, expense of $1.3 million for amortization of the costs associated with the $200.0 million convertible subordinated notes, and $0.6 million of foreign exchange losses due primarily to the decline in the U.S. dollar relative to the Yen and the Euro. The tax holiday that generated the foreign consumption tax relief expired in fiscal 2005, and no further benefits are expected.

Other income of $9.1 million in fiscal 2004 was primarily comprised of cash settlements from vendors, net of related expenses, of $7.9 million, relief of a foreign consumption tax obligation of $2.5 million, and gains on the sale of investments $0.6 million, offset by other expenses of $1.4 million for amortization of costs associated with the convertible subordinated notes, and foreign exchange losses of $0.5 million. The cash settlements from vendors related to disputes regarding quality issues pertaining to components supplied for use in our products.

Other expense in fiscal 2003 was primarily comprised of amortization of costs associated with the convertible subordinated notes of $1.2 million and a write-down of investments in privately-held companies of $0.2 million, partially offset by realized gains on marketable securities of $1.6 million.

Provision (Benefit) for Income Taxes

The provisions for income taxes of $3.5 million and $3.2 million for fiscal 2005 and fiscal 2004, respectively, were recorded for taxes due on income generated in certain states and foreign tax jurisdictions. The effective tax rate in fiscal 2005 was 21.5% which differs from the statutory tax rate due to benefits for U.S. taxes from net operating loss carryforwards and tax credits, offset by the tax impact of income from foreign operations. As of July 3, 2005, we had net operating loss carryforwards for federal and state tax purposes of $248.1 million and $18.8 million, respectively. We also had federal and state tax credit carryforwards of $9.5 million and $12.1 million, respectively. Unused net operating loss and tax credit carryforwards will expire at various dates beginning in the years 2006 and 2008, respectively.

The provision for income taxes of $134.8 million for fiscal 2003 was attributable to $2.6 million for taxes due on income generated in foreign tax jurisdictions and a $132.2 million non-cash charge to income tax expense recorded in the fourth quarter of fiscal 2003, representing a full valuation allowance for our U.S. net deferred tax assets. We recorded this charge in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which places greater weight on previous cumulative losses than the outlook for future profitability when determining whether deferred tax assets can be realized. Based upon the three-year history of losses at the time the charge was incurred and relying on other guidance specified in SFAS 109, we determined that it was appropriate to establish a full valuation allowance against our deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies have been discussed with the audit committee of the board of directors. We believe the critical accounting policies stated below, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive the majority of our revenue from sales of our modular and stackable networking equipment, with the remaining revenue generated from service fees relating to the service contracts and training on our products. We generally recognize product revenue from our value-added resellers and end-user customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. In instances where the criteria for revenue recognition are not met, revenue is deferred until all criteria have been met. Our total deferred product revenue was $1.6 million and $3.0 million as of July 3, 2005 and June 27, 2004, respectively. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis over the contractual service period. Our total deferred revenue for services, primarily from service contracts, was $48.9 million and $50.7 million as of July 3, 2005 and June 27, 2004, respectively. Service contracts typically range from one to five years.

When sales arrangements contain multiple deliverables, such as hardware, service contracts and other services, we determine whether the deliverables represent separate units of accounting and then allocate revenue to each unit of accounting based on their relative fair values. We recognize revenue for each unit of accounting when the revenue recognition criteria for each unit of accounting are met. The amount of product revenue recognized is impacted by our judgments as to whether an arrangement includes multiple units of accounting and if so, whether fair value exists for those units of accounting. The ability to establish fair value for any unit of accounting could affect the timing of the revenue recognition.

We make certain sales to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that sell primarily to resellers and, on occasion, to end-user customers. We defer recognition of revenue on all sales to these distributors until the distributors sell the product, as evidenced by monthly “sales-out” reports that the distributors provide to us. We grant these distributors the right to return a portion of unsold inventory to us for the purpose of stock rotation. We also grant these distributors certain price protection rights. The distributor-related deferred revenue and receivables are adjusted at the time of the stock rotation return or price reduction. We also provide distributors with credits for changes in selling prices, and allow them to participate in cooperative marketing programs. We maintain estimated accruals and allowances for these exposures based upon our historical experience. If actual credits to distributors for changes in selling prices and cooperative marketing programs were to deviate significantly from our estimates, which are based on contractual arrangements and historical experience, our future revenue could be adversely affected.

The second tier of the distribution channel consists of a large number of third-party value-added resellers that sell directly to end-users and are generally not granted return privileges, except for defective products during the warranty period. We reduce product revenue for certain price protection rights that may occur under contractual arrangements we have with our resellers.

We provide an allowance for sales returns based on our historical returns, analysis of credit memo data and our return policies. The allowance for sales returns was $2.3 million and $2.2 million as of July 3, 2005 and June 27, 2004, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. The provision for returns is charged to net revenues in the accompanying consolidated statements of operations, and was $1.0 million in fiscal 2005, $1.8 million in fiscal 2004, and zero in fiscal 2003. If the historical data we use to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenues. We estimate and adjust this allowance at each balance sheet date.

Inventory Valuation

Our inventory balance was $25.9 million as of July 3, 2005, compared with $25.9 million as of June 27, 2004. We value our inventory at lower of cost (determined on a first-in, first-out basis) or market. The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements, product lifecycle and product development plans and quality issues. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at net realizable value. Inventory write-downs charged to cost of product revenue were $1.1 million in fiscal 2005, $1.3 million in fiscal 2004, and $0.4 million in fiscal 2003. Although we make every effort to ensure the accuracy of our forecasts of product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and we determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of product revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our operating margin in that period will be favorably impacted.

Accrued Warranty

Networking products may contain undetected hardware or software errors when new products or new versions or updates of existing products are released to the marketplace. We have experienced such errors in connection with products and product updates. Our standard hardware warranty period is typically 12 months from the date of shipment to end-users and 90 days for software. Upon shipment of products to our customers, including both end-users and channel partners, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability through charges to cost of product revenue for this amount.

Our accrued warranty balance was $7.5 million as of July 3, 2005, compared with $8.3 million as of June 27, 2004. The determination of our warranty requirements is based on our actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust this accrual at each balance sheet date in accordance with changes in these factors. The cost of new warranties issued that was charged to cost of product revenue was $12.3 million in fiscal 2005, $11.8 million in fiscal 2004, and $15.5 million in fiscal 2003. While we believe that our warranty accrual is adequate and that the judgments applied in calculating this accrual are appropriate, the assumptions used are based on estimates and these estimated amounts could differ materially from our actual warranty expenses in the future. In fiscal 2005, we recognized $1.1 million in additional warranty expense due to a change in the method we use to accumulate the warranty return rates. If actual expenses exceed those we have estimated, our future cost of product revenue would be adversely affected.

Allowance for Doubtful Accounts

Our accounts receivable balance, net of allowance for doubtful accounts, was $30.8 million and $33.0 million as of July 3, 2005 and June 27, 2004, respectively. The allowance for doubtful accounts as of July 3, 2005 was $1.2 million, compared with $1.4 million as of June 27, 2004. The distributor accounts receivable balance, net of allowance for doubtful accounts, recorded in prepaid expenses and other current assets, was $23.2 million and $20.4 million as of July 3, 2005 and June 27, 2004, respectively. The allowance for doubtful distributor accounts, also recorded in prepaid expenses and other current assets, as of July 3, 2005 was $0.6 million, compared with $0.7 million as of June 27, 2004. We continually monitor and evaluate the collectibility of our trade receivables based on a combination of factors. We record specific allowances for bad debts in general and administrative expense when we become aware of a specific customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends in the length of time the receivables are past due and historical collection experience. We mitigate some collection risk by requiring most of our customers in the Asia-Pacific region, excluding Japan, to pay cash in advance or secure letters of credit when placing an order with us. Our provision for doubtful accounts was an expense of $0.4 million in fiscal 2005, a benefit of $0.2 million in fiscal 2004, and a benefit of $0.8 million in fiscal 2003. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required. We write-off receivables to the allowance after all collection efforts are exhausted. In the fourth quarter of fiscal 2005, one large distributor in Europe became delinquent in its payments to us due to cash flow problems and difficulty in obtaining financing. Although this customer has committed to honor its obligations to us, we increased our allowance for doubtful accounts to cover a higher percentage of this customer’s outstanding balance. However, a complete default in payment by this customer would have an adverse affect on our results of operations and financial position.

Deferred Tax Asset Valuation Allowance

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Significant management judgment is required in determining our valuation allowance recorded against our net deferred tax assets. We make an assessment of the likelihood that our net deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not believed to be likely, a valuation allowance is established. We provided a full valuation allowance against all of our U.S. federal and state net deferred tax assets in fiscal 2003 in the amount of $163.1 million in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. In fiscal 2005, the valuation allowance increased by $3.1 million to $173.0 million, and in fiscal 2004, the valuation allowance increased by $6.8 million to $169.9 million.

The valuation allowance was calculated in accordance with the provisions of SFAS 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain. Our net losses in the three-year period at the time the charge was incurred represented sufficient negative evidence to require a full valuation allowance against our net deferred tax assets under SFAS 109. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

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

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities were $440.4 million and $425.7 million at July 3, 2005 and June 27, 2004, respectively, representing an increase of $14.7 million. This increase was primarily due to cash provided by operating activities of $16.5 million and proceeds from issuance of common stock of $5.9 million, partially offset by capital expenditures of $7.1 million, and an increase in the unrealized loss on investments of $0.5 million.

We generated $16.5 million in cash from operations in fiscal 2005. Net income was $12.9 million and included significant non-cash charges including depreciation of $16.2 million and amortization expense related to the warrant issued to Avaya of $7.6 million. Accounts receivable, net decreased to $30.8 million at July 3, 2005 from $33.0 million at June 27, 2004. Days sales outstanding in receivables decreased to 29 days at July 3, 2005 from 33 days at June 27, 2004. The decrease in accounts receivable and days sales outstanding were primarily due to timing of collections. Inventory levels remained flat at $25.9 million at July 3, 2005 and June 27, 2004. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence because of declining demand, rapidly changing technology and customer requirements. Deferred revenue decreased to $50.5 million at July 3, 2005 from $53.7 million at June 27, 2004. This decrease was due primarily to a change in the structure and pricing of our service contracts that resulted in a change in mix to increase the volume of one-year duration contracts relative to contracts over one-year in duration.

We have a revolving line of credit for $10.0 million with a major lending institution. As of July 3, 2005, there were no outstanding borrowings under this facility. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. At July 3, 2005, we had letters of credit totaling $0.8 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of July 3, 2005. The line of credit expires on January 26, 2006. It is our intention to renew this line of credit when it expires.

As part of our business relationship with MCMS, Inc., a former contract manufacturer, we entered into a $9.0 million equipment lease for manufacturing equipment in September 2000 with a third-party financing company; we, in turn, subleased the equipment to MCMS. The equipment lease with the third-party financing company requires us to make monthly payments through September 2005 and to maintain specified financial covenants related to profitability and our cash to debt ratio with which we were in compliance as of July 3, 2005. The liability related to this lease is included in lease liability on the consolidated balance sheets.

In December 2001, we completed a private placement of $200.0 million of convertible subordinated notes. The notes mature on December 1, 2006. Interest is payable semi-annually at 3.5% per annum. The notes are convertible at the option of the holders into our common stock at an initial conversion price of $20.96 per share, subject to adjustment. The notes are redeemable in cash at our option, if not converted to common stock prior to the redemption date, at an initial redemption price of 101.4% of the principal amount between December 2004 and November 2005; 100.7% of the principal amount between December 2005 and November 2006; and 100% thereafter. Each holder of the notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of the principal amount plus accrued interest upon a change of control of ownership of Extreme Networks, as defined in the offering circular. Instead of paying the repurchase price in cash, we may, if we satisfy certain conditions, elect to pay the repurchase price in common stock valued at 95% of the average of the closing prices of our common stock for the five trading days immediately preceding and including the third trading day prior to the repurchase date.

The following summarizes our contractual obligations (including interest payments) at July 3, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 –3 Years	3 –5 Years	More Than 5 Years
Contractual Obligations:
Convertible subordinated notes	$210,500	$7,000	$203,500	$—	$—
Non-cancelable inventory purchase commitments	15,090	15,090	—	—	—
Non-cancelable operating lease obligations	33,843	9,438	12,855	7,784	3,766
Other non-cancelable purchase commitments	8,000	3,500	4,000	500	—

Total contractual cash obligations	$267,433	$35,028	$220,355	$8,284	$3,766

We did not have any material commitments for capital expenditures as of July 3, 2005. Other non-cancelable purchase commitments represent OEM and technology agreements. We did not have any off-balance sheet arrangements as of July 3, 2005.

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

New Accounting Pronouncements

Share-Based Payment

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees (“APB 25”) and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. We expect to adopt SFAS 123(R) at the beginning of our first quarter of fiscal 2006.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: 1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date: or 2) a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We plan to adopt SFAS 123(R) using the modified-prospective method.

We are currently evaluating the requirements of SFAS 123(R) and we have not yet fully determined the impact on our consolidated financial statements. We believe the impact to our financial statements will result in a material increase in our stock-based employee compensation expense recognized in our consolidated statements of operations, although it will have no impact on our overall financial position. The stock-based employee compensation expense presented in our pro forma financial results required to be disclosed under SFAS 123 was $32.2 million, $29.2 million and $24.3 million in fiscal 2005, fiscal 2004, and fiscal 2003, respectively. The pro forma stock-based compensation in fiscal 2005 includes approximately $11.4 million associated with certain stock option modifications involving vesting accelerations and, as a result, is not indicative of future estimated stock-based compensation expense. Additionally, SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In March 2005, SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, which provides guidance on the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as on the valuation of share-based payments. SAB No. 107 does not modify any of the requirements under SFAS No. 123(R). SAB No. 107 provides interpretive guidance related to valuation methods (including assumptions such as expected volatility and expected term), first time adoption of SFAS 123(R) in an interim period, the classification of compensation expense and disclosures subsequent to adoption of SFAS No. 123(R). We are currently evaluating the impact of SAB No. 107 on our consolidated financial statements.

Inventory Costs

In November 2004, the FASB issued SFAS 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4, which requires companies to expense abnormal freight, handling costs, or spoilage in the period incurred and to allocate fixed overhead based on normal capacity, with adjustment if production is abnormally high. This standard becomes effective for the Company on July 1, 2005. We currently account for abnormal freight, handling costs, and spoilage consistent with this standard. We plan to adopt the provisions on a prospective basis in the first fiscal quarter of 2006. We are currently evaluating the effects of implementing this standard, however, we do not expect it to have a material impact on our financial position and results of operations.

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

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment under EITF 03-1. The FASB directed the staff to issue FASB Staff Position Paper (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”), superseding EITF 03-1. FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance. FSP 115-1 will be effective for other-than-temporary impairment analyses conducted in periods beginning after September 15, 2005.

As substantially all of our investments are investment grade government and corporate debt securities that have maturities of less than 3 years, and we have both the ability and intent to hold the investments until maturity, we do not expect FSP 115-1 to have a material impact on our financial position and results of operations.

Accounting for Income Taxes

In December 2004, the FASB issued FSP No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. On October 22, 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was signed into law. The AJCA provides a new deduction for certain qualified domestic production activities. FSP No. 109-1 is effective immediately and clarifies that such deduction should be accounted for as a special deduction, not as a tax rate reduction, under SFAS No. 109, Accounting for Income Taxes, no earlier than the year in which the deduction is reported on the tax return. We are currently evaluating whether such deduction may be available to us and its impact on our consolidated financial statements. We will recognize the tax benefit of such deductions, if any, beginning in fiscal 2006.

In December 2004, the FASB issued FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The AJCA provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, provided certain criteria are met. FSP No. 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP No. 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the “indefinite reversal criteria” under APB Opinion 23, Accounting for Income Taxes – Special Areas, and requires explanatory disclosures from companies that have not yet completed the evaluation. We are currently evaluating the effects of the repatriation provision and their impact on our consolidated financial statements; however, we do not believe that we will benefit from this provision of the AJCA.

Risk Factors

We Cannot Assure You That We Will Be Profitable in the Future

While we have reported a profit in fiscal 2005, we were not profitable in each quarter. In addition, we reported losses for fiscal 2004, fiscal 2003, and fiscal 2002. Fiscal 2000 was the only other year in which we have achieved profitability for the full year. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will continue to need to manage expense levels and increase revenue levels to achieve sustained profitability in future quarters.

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

We may experience a delay in generating or recognizing revenue for a number of reasons and our quarterly revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including, but not limited to, the following:

•	changes in general and/or specific economic conditions in the networking industry;

•	seasonal fluctuations in demand for our products and services, particularly in Asia-Pacific and Europe;

•	a disproportionate percentage of our sales occurring in the last month of the quarter;

•	reduced visibility into the implementation cycles for our products and our customers’ spending plans;

•	our ability to forecast demand for our products, which in the case of lower-than-expected sales, may result in excess or obsolete inventory in addition to non-cancelable purchase commitments for component parts;

•	product returns or the cancellation or rescheduling of orders;

•	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

•	announcements and new product introductions by our competitors;

•	our ability to develop and support relationships with enterprise customers, service providers and other potential large customers;

•	our ability to achieve targeted cost reductions;

•	fluctuations in warranty or other service expenses actually incurred;

•	our ability to obtain sufficient supplies of sole- or limited-source components for our products on a timely basis;

•	increases in the prices of the components that we purchase;

•	decreases in the prices of the products that we sell;

•	our ability to achieve and maintain desired production volumes and quality levels for our products;

•	the mix of products sold and the mix of distribution channels through which products are sold;

•	impairment charges associated with long-lived assets;

•	restructuring costs associated with adjustments to the size of our operations;

•	costs relating to possible acquisitions and the integration of technologies or businesses; and

•	the effect of amortization of deferred compensation and purchased intangibles resulting from existing or new transactions.

In the third quarter of fiscal 2005 we, and a number of our competitors, reported revenues below expectations. Our results were particularly impacted by lower sales in Japan compared to the prior quarter, offset in part by increased service revenue and increased product revenue in North America and Europe. We believe that revenues will increase in coming quarters; however, our future results could be adversely affected if longer term economic or industry trends are unfavorable.

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

When Our Products Contain Undetected Software or Hardware Errors, We Incur Significant Unexpected Expenses and Could Lose Sales

Network products frequently contain undetected software or hardware errors when new products or new versions or updates of existing products are released to the marketplace. In the past, we have experienced such errors in connection with new products and product upgrades. We have experienced component problems that caused us to incur higher than expected warranty and service costs and expenses, and to record an accrual for related anticipated expenses. We have undertaken extensive efforts to address these issues; however, until these programs are completed, these expenses are expected to exceed normal levels. In the future, we expect that, from time to time, such errors or component failures will be found in new or existing products after the commencement of commercial shipments. These problems may have a material adverse effect on our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems. Further, if products are not accepted by customers due to such defects, and such returns exceed the amount we accrued for defect returns based on our historical experience, our operating results would be adversely affected.

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

We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Grow Our International Sales Depends on Successfully Expanding Our International Operations

International sales constitute a significant portion of our net revenues. Our ability to grow will depend in part on the continued expansion of international sales. Sales to customers outside of the United States accounted for approximately 56%, 61%, and 60% of our net revenues for fiscal 2005, fiscal 2004, and fiscal 2003, respectively. Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

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

In addition, conducting our business on a global basis subjects us to a number of frequently changing and complex trade protection measures and import or export regulatory requirements. Our failure to comply with these measures and regulatory requirements may result in the imposition of financial penalties and restrictions on our ability to conduct business in and with certain countries, which may harm our business and damage our reputation. Pursuant to regulations of the U.S. Department of Commerce providing for voluntary disclosure, in the fourth quarter of fiscal 2002, we disclosed information regarding a possible violation of certain export regulations. The Department of Commerce has completed an investigation of these transactions, but has not yet advised us of the action, if any, that it proposes to take in this matter. We intend to work with the Department to resolve the matter. While it is possible that the Department will seek civil penalties and/or other administrative sanctions, we believe that these matters will be resolved without a material adverse effect on our business. We have also implemented procedures to reduce the risk of violations in the future.

Our international sales currently are U.S. dollar-denominated. Recently, the U.S. dollar exchange rate has fallen against foreign currencies, in particular the Euro. However, future increases in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. In the future, we may elect to invoice some of our international customers in local currency, which will expose us to fluctuations in exchange rates between the U.S. dollar and the particular local currency. If we do so, we may decide to engage in hedging transactions to minimize the risk of such fluctuations.

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

Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment

At July 3, 2005, no customer accounted for more than 10% of our accounts receivable balance. Some of our customers are likely to experience serious cash flow problems and, as a result, may find it difficult to obtain financing, if financing is available at all. If our customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment of, the amounts that they owe us. In the fourth quarter of fiscal 2005, one large distributor in Europe became delinquent in its payments to us due to cash flow problems and difficulty in obtaining financing. Although, this customer has committed to honor its obligations to us, we increased our receivable allowance to cover a higher percentage of this customer’s outstanding balance. However, a complete default in payment by this customer would have an adverse affect on our results of operations and financial position.

In addition, sales to the service provider market are especially volatile and continued declines or delays in sale orders from this market may harm our financial condition. Furthermore, they may not order as many products from us as originally forecast, or cancel orders with us entirely. The inability of some of our potential customers to pay us for our products may adversely affect our cash flow, the timing of our revenue recognition and the amount of revenue, which may cause our stock price to decline.

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

Claims of Infringement by Others May Increase and the Resolution of such Claims May Adversely Affect our Ability to Compete and Our Operating Results

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the issuance of new patents as a rapid pace, it is not possible to determine in advance if a product or component might infringe the patent rights of others. Because of the potential for courts awarding substantial damages and the lack of predictability of such awards, it is not uncommon for companies in our and similar industries to settle even potentially unmeritorious claims for very substantial amounts. We expect to increasingly be subject to infringement claims asserted by third parties as the numbers of products and competitors in the market for network switches grow and product functionality overlaps.

We are actively involved in disputes and licensing discussions with, and have received notices from, others regarding their claimed proprietary rights. As the functionality and features of our products expands, these disputes and discussions could increase or become harder to resolve. The corporations with whom we have or could have disputes or discussions include corporations with extensive patent portfolios and substantial financial assets who are actively engaged in programs to generate substantial revenues from their patent portfolios, and who are seeking or may seek significant payments or royalties from us and others in our industry. We cannot ensure that we will always be able successfully to defend ourselves against such claims or conclude licensing discussions on favorable terms. If we are found to infringe the proprietary rights of others, or if we otherwise settle such claims or enter into licensing arrangement to resolve potential disputes, we could be compelled to pay damages, royalties or other payments and either obtain a license to those intellectual property rights or alter our products so that they no longer infringe upon such proprietary rights. Any license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. Litigation resulting from claims that we are infringing the proprietary rights of others has resulted and could in the future result in substantial costs and a diversion of resources, and could have a material adverse effect on our business, financial condition and results of operations. Due to the number of companies with extensive patent portfolios in our industry who are or may be actively involved in licensing programs, we believe that even if we do not infringe any patents, we will incur significant expenses in the future due to disputes or licensing negotiations, though the amounts can not be determined. We cannot assure you that any such expenses will not be material or otherwise adversely affect our operating results.

We Are Engaged in Litigation Regarding Intellectual Property Rights, and an Adverse Outcome Could Harm Our Business and Require Us to Incur Significant Costs

We have received notice from several companies alleging that we may be infringing their patents. One of these companies, Lucent Technologies, Inc., filed a claim against us alleging patent infringement, and although we received a favorable verdict in the first phase of the trial, the judge granted Lucent’s post-trial motion for a new trial, and we continue in litigation. Another company, Enterasys Networks, Inc., also recently filed a claim against us alleging patent infringement. We are evaluating the merits of the claim and potential counter claims. Without regard to the merits of this or any other claim, if judgments by a court of law on this or any other claim received in the future were to be upheld, or if we were otherwise to agree to the settlement of such claims, the consequences to us may be severe and could require us, among other actions to:

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

Adjustments to the Size of Our Operations May Require Us to Incur Unanticipated Costs

Prior to the quarter ended April 1, 2001, we experienced rapid growth and expansion that placed a significant strain on our resources. Subsequent to that period, we have from time to time incurred unanticipated costs to downsize our operations to a level consistent with lower forecasted sales. We may make mistakes in structuring or operating our business, such as inaccurate sales forecasting or incorrect material planning. Any of these mistakes may lead to unanticipated fluctuations in our operating results. We cannot assure you that we will be able to size our operations in accordance with fluctuations of our business in the future.

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

Future Performance will Depend on the Introduction and Acceptance of New Products

Our future performance will also depend on the successful development, introduction, and market acceptance of new and enhanced products that address customer requirements in a timely and cost-effective manner. In particular, we are dependent upon the successful introduction of new products. In the past, we have experienced delays in product development and such delays may occur in the future. We have recently announced a number of new or enhanced products. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. Therefore, to the extent customers defer or cancel orders in the expectation of new product releases, any delay in the development or introduction of new products could cause our operating results to suffer. The inability to achieve and maintain widespread levels of market acceptance for our current and future products may significantly impair our revenue growth.

Our Reliance on Industry Standards, Technological Change in the Marketplace and New Product Initiatives May Cause our Sales to Fluctuate or Decline

The network equipment industry in which we compete is characterized by rapid changes in technology and customers requirements and evolving industry standards. As a result, our success depends on

•	the timely adoption and market acceptance of industry standards, and timely resolution of conflicting U.S. and international industry standards; and

•	our ability to influence the development of emerging industry standards and to introduce new and enhanced products that are compatible with such standards.

Slow market acceptance of new technologies, products or industry standards could adversely affect our sales or overall results of operations. In addition, if our technology is not included in an industry standard on a timely basis or if we fail to achieve timely certification of compliance to industry standards for our products, our sales of such products or our results of operations could be adversely affected.

If a Key Reseller, Distributor, or Other Significant Customer Cancels or Delays a Large Purchase, Our Net Revenues May Decline and the Price of Our Stock May Fall

To date, a limited number of resellers, distributors and other customers have accounted for a significant portion of our revenue. One distributor, Tech Data, accounted for 11% of our net revenues in fiscal 2005 and fiscal 2003. No distributor or customer accounted for more than 10% of our net revenues in fiscal 2004. In addition, while no other distributor or customer has accounted for 10% or more of revenue in the recent fiscal years, sales to several distributors represent a high percentage of our sales. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected.

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

We rely on one independent contractor, Flextronics International, Ltd., to manufacture our products. This company’s facilities are located in San Jose, California and Guadalajara, Mexico. Our commitment with Flextronics is formalized through a one-year contract. We have experienced delays in product shipments from contract manufacturers in the past, which in turn delayed product shipments to our customers. These or similar problems may arise in the future, such as products of inferior quality, insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results.

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

If, In The Future, We Are Unable To Favorably Assess The Effectiveness Of Our Internal Control Over Financial Reporting, or If Our Independent Registered Public Accounting Firm Is Unable To Provide An Unqualified Attestation Report On Our Assessment, Our Stock Price Could Be Adversely Affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We expect to incur significant expenses and dedicate significant management resources towards Section 404 compliance on an ongoing basis. In the event that our executive officers or independent registered public accounting firm determine in the future that our internal controls over financial reporting are not effective as defined under Section 404, investor confidence and our stock price could be adversely affected.

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

In particular, in December 2004 the Financial Accounting Standards Board issued a statement requiring companies to record stock option grants as compensation expense in their income statements. This statement is effective beginning with our first quarter of fiscal 2006. The current methodology for expensing such stock options is based on, among other things, the historical volatility of the underlying stock and the expected life of our stock options. Our stock price has been historically volatile. Therefore, the adoption this accounting standard will negatively impact our profitability and may adversely impact our stock price. In addition, the adoption of such standard could limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees.

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

Our Headquarters and Some Significant Supporting Businesses Are Located in Northern California and Other Areas Subject to Natural Disasters and Acts of Terrorism That Could Disrupt Our Operations and Harm Our Business

Our corporate headquarters are located in Silicon Valley in Northern California. Historically, this region has been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economy and posed physical risks to our property. We have a contract manufacturer located in Northern California and in Mexico where similar natural disasters and other risks may disrupt the local economy and pose physical risks to our property and the property of our contract manufacturer.

In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the U.S. and other countries. If such disruptions result in delays or cancellations of customer orders for our products, our business and operating results will suffer.

We currently do not have redundant, multiple site capacity in the event of a natural disaster, terrorist act or other catastrophic event. In the event of such an occurrence, our business would suffer.

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

We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, service, finance and operations personnel. The market for these personnel is competitive, especially in the San Francisco Bay Area, and we have had difficulty in hiring employees, particularly engineers, in the timeframe we desire. In addition, retention has become more difficult for us and other public technology companies as a result of the stock market decline, which caused the price of many of our employees’ stock options to be above the current market price of our stock and we have recently experienced a high level of attrition. There can be no assurance that we will be successful in attracting and retaining our key personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring desired personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as new product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. We have from time to time been involved in claims like this with other companies and, although to date they have not resulted in material litigation, we do not know whether we will be involved in additional claims in the future as we seek to hire and retain qualified personnel or that such claims will not result in material litigation. We could incur substantial costs in litigating any such claims, regardless of the merits.

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

Production and marketing of products in certain states and countries may subject us to environmental and other regulations including, in some instances, the requirement to provide customers the ability to return product at the end of its useful life, and place the responsibility for environmentally safe disposal or recycling with us. Additionally, certain states and countries may pass regulations requiring our products to meet certain requirements to use environmentally friendly components. Such laws and regulations have recently been passed in several jurisdictions in which we operate, including the European Union which issued a Directive 2002/96/EC Waste Electrical and Electronic Equipment (“WEEE”) to mandate funding, collection, treatment, recycling and recovery of WEEE by producers of electrical or electronic equipment into Europe. China is in the final approval stage of compliance programs which will harmonize with the European Union WEEE and RoHS directives. In the future, Japan and other countries are expected to adopt environmental compliance programs. If we fail to comply with these regulations, we may not be able to sell our products in jurisdictions where these regulations apply, which would have a material adverse affect on our results of operations.

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

We Have Substantial Debt Obligations

In connection with the sale of convertible subordinated notes in December 2001, we incurred $200 million of indebtedness. The convertible subordinated notes are scheduled for repayment in December 2006. We will require substantial amounts of cash to fund scheduled payments of interest on the convertible notes, payment of the principal amount of the convertible notes, future capital expenditures, payments on our leases and any increased working capital requirements. If we are unable to meet our cash requirements out of cash flow from operations, there can be no assurance that we will be able to obtain alternative financing. The degree to which we are financially leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements would be significantly reduced. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control. If we do not generate sufficient cash flow from operations to repay the notes at maturity, we could attempt to refinance the notes; however, no assurance can be given that such a refinancing would be available on terms acceptable to us, if at all. Any failure by us to satisfy our obligations with respect to the notes at maturity (with respect to payments of principal) or prior thereto (with respect to payments of interest or required repurchases) would constitute a default under the indenture and could cause a default under agreements governing our other indebtedness.

We Have Entered into Long-Term Lease Agreements for Several Facilities that are Currently Vacant and May be Difficult to Sublease due to Current Real Estate Market Conditions

We have certain long-term real estate lease commitments carrying future obligations for non-cancelable lease payments. Reductions in our workforce and the restructuring of operations since fiscal 2002 have resulted in the need to consolidate certain of these leased facilities, located primarily in Northern California, for which we recorded excess facilities charges of approximately $6.5 million in fiscal 2004, and $9.6 million in fiscal 2003. For more information, see Note 12 of Notes to Consolidated Financial Statements. We continue to attempt to sublease certain of these facilities and have estimated the amount of sublease income to offset the carrying costs of these facilities when establishing our excess facilities charges. However, we may not be able to sublease these facilities at the times or on the terms we anticipated when we took the excess facilities charge and therefore if the market does not improve, we may incur additional charges in the future. In addition, we may incur additional charges for excess facilities as a result of additional reductions in our workforce or future restructuring of operations. We will continue to be responsible for all carrying costs of these facilities until such time as we can sublease these facilities or terminate the applicable leases based on the contractual terms of the lease agreements, and these costs may have an adverse effect on our business, operating results and financial condition.

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

Provisions in Our Charter Documents and Delaware Law and Our Adoption of a Stockholder Rights Plan May Delay or Prevent Acquisition Of Extreme, Which Could Decrease the Value of Our Common Stock and the Notes

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Although we believe these provisions of our certificate of incorporation and bylaws and Delaware law and our stockholder rights plan, which is described below, will provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some of our stockholders.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents, short-term investments, marketable securities and long-term debt that are subject to market risk by range of expected maturity and weighted-average interest rates as of July 3, 2005 and June 27, 2004. This table does not include money market funds because those funds are generally not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
July 3, 2005:
Included in cash and cash equivalents	$66,512			$66,512	$66,512
Weighted average interest rate	3.01%
Included in short-term investments	$26,789	$101,100		$127,889	$127,889
Weighted average interest rate	2.35%	2.36%
Included in marketable securities			$185,045	$185,045	$185,045
Weighted average interest rate			2.99%
Long-term debt			$200,000	$200,000	$194,006
Weighted average interest rate			3.50%

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
June 27, 2004:
Included in cash and cash equivalents	$470			$470	$470
Weighted average interest rate	0.97%
Included in short-term investments	$71,355	$90,723		$162,078	$162,078
Weighted average interest rate	1.96%	2.71%
Included in marketable securities			$204,430	$204,430	$204,430
Weighted average interest rate			2.32%
Long-term debt			$200,000	$200,000	$181,900
Weighted average interest rate			3.50%

Exchange Rate Sensitivity

Currently, substantially all of our sales and the majority of our expenses are denominated in United States dollars and, as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some sales transactions and incurred certain operating expenses in foreign currencies during the year ended July 3, 2005 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant, in part because of our foreign exchange risk management process discussed below.

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). At July 3, 2005, these forward foreign currency contracts had a notional principal amount of $8.2 million (fair value of $12,000). These contracts have maturities of less than 60 days.

Additionally, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS 133. At July 3, 2005, we held foreign currency forward contracts with a notional principal amount of $11.3 million (fair value of $111,000). These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction gains and losses from operations, including the impact of hedging, were a loss of $0.6 million in fiscal 2005, a loss of $0.5 million in fiscal 2004, and a gain of $0.4 million in fiscal 2003.

Investments in Equity Securities

We have historically made investments in several privately held companies. These nonmarketable investments are accounted for under the cost method, as ownership is less than 20 percent and we do not have the ability to exercise significant influence over the operating, financing and investing activities of the investee companies. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. It is possible that we could lose our entire initial investment in these companies. As a part of management’s process of regularly reviewing these investments for impairment, we recorded a write-down of $0.2 million for an investment which was determined to be other than temporarily impaired in fiscal 2003. At July 3, 2005 and June 27, 2004, the carrying value of our remaining investments was zero.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Extreme Networks, Inc.

We have audited the accompanying consolidated balance sheets of Extreme Networks, Inc. as of July 3, 2005 and June 27, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 3, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Extreme Networks, Inc. at July 3, 2005 and June 27, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 3, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Extreme Networks, Inc.’s internal control over financial reporting as of July 3, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 6, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

September 6, 2005

EXTREME NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	July 3, 2005	June 27, 2004
ASSETS
Current assets:
Cash and cash equivalents	$127,470	$59,164
Short-term investments	127,889	162,078
Accounts receivable, net of allowances of $3,572 at July 3, 2005 ($3,604 at June 27, 2004)	30,778	32,998
Inventories, net	25,943	25,889
Deferred income taxes	430	886
Prepaid expenses and other current assets, net	11,980	7,165

Total current assets	324,490	288,180
Property and equipment, net	50,438	59,767
Marketable securities	185,045	204,430
Other assets, net	23,641	26,896

Total assets	$583,614	$579,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,283	$18,995
Accrued compensation and benefits	14,032	15,827
Restructuring liabilities	6,066	6,085
Lease liability	471	2,355
Accrued warranty	7,471	8,297
Deferred revenue	36,688	33,927
Other accrued liabilities	21,893	22,921

Total current liabilities	104,904	108,407

Restructuring liabilities, less current portion	13,890	20,478
Deferred revenue, less current portion	13,785	19,747
Deferred income taxes	757	762
Other long-term liabilities	2,266	321
Convertible subordinated notes	200,000	200,000

Commitments and contingencies (Note 4)

Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series; 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 750,000,000 shares authorized; 121,908,000 issued and outstanding at July 3, 2005 (120,423,000 at June 27, 2004) and capital in excess of par value	693,158	687,216
Deferred stock compensation	—	(69)
Accumulated other comprehensive loss	(2,887)	(2,388)
Accumulated deficit	(442,259)	(455,201)

Total stockholders’ equity	248,012	229,558

Total liabilities and stockholders’ equity	$583,614	$579,273

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	July 3, 2005	June 27, 2004	June 29, 2003
Net revenues:
Product	$324,256	$303,293	$324,727
Service	59,091	48,555	38,549

Total net revenues	383,347	351,848	363,276

Cost of revenues:
Product	146,476	137,106	172,069
Service	34,219	35,546	40,852

Total cost of revenues	180,695	172,652	212,921

Gross margin:
Product	177,780	166,187	152,658
Service	24,872	13,009	(2,303)

Total gross margin	202,652	179,196	150,355

Operating expenses:
Sales and marketing	96,804	93,220	102,472
Research and development	61,268	58,105	58,004
General and administrative	31,754	29,604	25,733
Technology agreement	2,000	—	—
Impairment of acquired intangible assets	—	—	1,021
Amortization of deferred stock compensation	69	1,061	723
Restructuring charge	—	6,487	15,939
Property and equipment write-off	—	—	12,678

Total operating expenses	191,895	188,477	216,570

Operating income (loss)	10,757	(9,281)	(66,215)
Interest income	10,713	8,584	11,069
Interest expense	(7,037)	(6,982)	(7,058)
Other income (expense), net	2,052	9,107	(190)

Income (loss) before income taxes	16,485	1,428	(62,394)
Provision for income taxes	3,543	3,176	134,786

Net income (loss)	$12,942	$(1,748)	$(197,180)

Net income (loss) per share — basic	$0.11	$(0.01)	$(1.71)
Net income (loss) per share — diluted	$0.10	$(0.01)	$(1.71)
Shares used in per share calculation — basic	121,225	118,348	115,186
Shares used in per share calculation — diluted	124,219	118,348	115,186

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock and capital in excess of par value		Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2002	115,030	$653,547	$(10,167)	$1,851	$(256,273)	$388,958
Components of comprehensive loss:
Net loss	—	—	—	—	(197,180)	(197,180)
Change in unrealized gain on investments, net of tax expense of $1,407	—	—	—	448	—	448
Change in unrealized gain on derivatives	—	—	—	114	—	114
Foreign currency translation adjustment	—	—	—	(107)	—	(107)

Total comprehensive loss						(196,725)

Exercise of options to purchase common stock, net of repurchases	230	783	—	—	—	783
Issuance of common stock under employee stock purchase plan	1,308	5,497	—	—	—	5,497
Forfeiture of stock options	—	(7,736)	7,736	—	—	—
Amortization of deferred stock compensation	—	—	723	—	—	723

Balances at June 29, 2003	116,568	652,091	(1,708)	2,306	(453,453)	199,236
Components of comprehensive loss:
Net loss	—	—	—	—	(1,748)	(1,748)
Change in unrealized loss on investments, net of tax expense of $998	—	—	—	(5,160)	—	(5,160)
Change in unrealized gain on derivatives	—	—	—	(1)	—	(1)
Foreign currency translation adjustment	—	—	—	467	—	467

Total comprehensive loss						(6,442)

Exercise of options to purchase common stock, net of repurchases	1,455	7,452	—	—	—	7,452
Issuance of common stock under employee stock purchase plan	1,541	5,543	—	—	—	5,543
Issuance of warrant to Avaya	—	22,699	—	—	—	22,699
Exercise of warrant by Avaya	859	9	—	—	—	9
Forfeiture of stock options	—	(578)	578	—	—	—
Amortization of deferred stock compensation	—	—	1,061	—	—	1,061

Balances at June 27, 2004	120,423	687,216	(69)	(2,388)	(455,201)	229,558
Components of comprehensive income:
Net income	—	—	—	—	12,942	12,942
Change in unrealized loss on investments, net of tax expense of $156	—	—	—	(540)	—	(540)
Change in unrealized gain on derivatives	—	—	—	12	—	12
Foreign currency translation adjustment	—	—	—	29	—	29

Total comprehensive income						12,443

Exercise of options to purchase common stock, net of repurchases	542	1,799	—	—	—	1,799
Issuance of common stock under employee stock purchase plan	943	4,143	—	—	—	4,143
Amortization of deferred stock compensation	—	—	69	—	—	69

Balances at July 3, 2005	121,908	$693,158	$—	$(2,887)	$(442,259)	$248,012

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	July 3, 2005	June 27, 2004	June 29, 2003
Cash flows from operating activities:
Net income (loss)	$12,942	$(1,748)	$(197,180)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,244	20,141	25,929
Impairment of acquired intangible assets	—	—	1,021
Provision for doubtful accounts	380	(200)	—
Provision for excess and obsolete inventory	1,061	1,252	300
Deferred income taxes	451	(188)	133,563
Amortization of warrant	7,566	5,044	—
Restructuring charge	—	6,487	15,939
Property and equipment write-off	—	—	12,678
Amortization of deferred stock compensation	69	1,061	723
Equity share of affiliate losses and write-down of investments	—	—	250
Loss on disposal of assets	212	—	—
Changes in operating assets and liabilities, net
Accounts receivable	2,271	(6,004)	24,550
Inventories	(1,114)	(8,431)	5,617
Prepaid expenses and other assets	(9,558)	11,814	(2,818)
Accounts payable	(712)	(25)	(10,195)
Accrued compensation and benefits	(1,795)	1,162	(135)
Restructuring liabilities	(6,607)	(7,972)	(6,579)
Lease liability	(1,884)	(2,041)	(3,667)
Accrued warranty	(825)	(1,903)	1,145
Deferred revenue	(3,201)	5,376	7,526
Other accrued liabilities	(987)	(2,396)	1,404
Other long-term liabilities	1,945	39	10

Net cash provided by operating activities	16,458	21,468	10,081

Cash flows from investing activities:
Capital expenditures	(7,127)	(6,263)	(14,716)
Purchases of investments	(297,051)	(306,365)	(582,910)
Proceeds from sales and maturities of investments	350,084	292,980	553,775

Net cash provided by (used) in investing activities	45,906	(19,648)	(43,851)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	5,942	13,004	6,280

Net cash provided by financing activities	5,942	13,004	6,280

Net increase (decrease) in cash and cash equivalents	68,306	14,824	(27,490)
Cash and cash equivalents at beginning of year	59,164	44,340	71,830

Cash and cash equivalents at end of year	$127,470	$59,164	$44,340

Supplemental disclosure of cash flow information:
Interest paid	$7,037	$7,060	$7,058
Cash paid for income taxes	$1,819	$2,612	$3,696

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is a 52/53-week fiscal accounting year that closes on the Sunday closest to June 30th every year. Fiscal 2005 was a 53-week fiscal year; fiscal 2004 and fiscal 2003 were 52-week fiscal years. All references herein to “fiscal 2005” or “2005” represent the fiscal year ended July 3, 2005.

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

We use the U.S. dollar predominately as our functional currency. The functional currency for certain of our foreign subsidiaries is the local currency based on the criteria of SFAS No. 52, Foreign Currency Translation. For those subsidiaries that operate in a local currency functional environment, all monetary assets and liabilities are translated to United States dollars at current rates of exchange; non-monetary assets and liabilities are translated at historical rates of exchange; and revenues and expenses are translated using average rates. Gains and losses from foreign currency translation are included as a separate component of other comprehensive income (loss). Foreign currency transaction losses from operations, including the impact of hedging, were $0.6 million in fiscal 2005 and $0.5 million in fiscal 2004. Foreign currency transaction gains from operations, including the impact of hedging, were $0.4 million in fiscal 2003.

Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but are not limited to, the accounting for the allowances for doubtful accounts and returns, inventory valuation, depreciation and amortization, impairment of long-lived assets, warranty accruals, restructuring liabilities and income taxes. Actual results could differ materially from these estimates.

Reclassifications

We have reclassified $19.7 million of deferred revenue from current to long-term as of June 27, 2004 in order to conform to the fiscal 2005 presentation. This reclassification has not impacted previously reported revenues, operating loss, net loss or net cash provided by operating activities.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

We derive the majority of our revenue from sales of our modular and stackable networking equipment, with the remaining revenue generated from service fees relating to the service contracts and training on our products. We generally recognize product revenue from our value-added resellers and end-users at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis over the contractual service period. Service contracts typically range from one to five years. When sales arrangements contain multiple deliverables, such as hardware, service contracts and other services, we determine whether the deliverables represent separate units of accounting and then allocate revenue to each unit of accounting based on their relative fair values. We recognize revenue for each unit of accounting when the revenue recognition criteria for each unit of accounting are met. Shipping costs are included in cost of product revenues.

We make certain sales to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that sell primarily to resellers and, on occasion, to end-user customers. We defer recognition of revenue on all sales to these distributors until the distributors sell the product, as evidenced by monthly “sales-out” reports that the distributors provide to us. We grant these distributors the right to return a portion of unsold inventory to us for the purpose of stock rotation. We also grant these distributors certain price protection rights. The distributor-related deferred revenue and receivables are adjusted at the time of the stock rotation return or price reduction. We also provide distributors with credits for changes in selling prices, and allow them to participate in cooperative marketing programs. Cooperative advertising expenses are recorded as marketing expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. We maintain estimated accruals and allowances for these exposures based upon our historical experience. The second tier of the distribution channel consists of a large number of third-party resellers that sell directly to end-users and are not granted return privileges, except for defective products during the warranty period. We reduce product revenue for certain price protection rights that may occur under contractual arrangements we have with our resellers.

Cash Equivalents, Short-Term Investments and Marketable Securities

Highly liquid investment securities with insignificant interest rate risk and with original maturities of three months or less at date of purchase are classified as cash equivalents. Investment securities with original maturities greater than three months and remaining maturities of less than one year are classified as short-term investments. Investment securities with remaining maturities greater than one year are classified as marketable securities. Our investments are primarily comprised of United States and municipal government obligations and corporate securities.

To date, all marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported net-of-tax as a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are recorded in interest income. Declines in value on available-for-sale securities judged to be other than temporary are recorded in other income (expense), net. None of our marketable securities are deemed impaired as of July 3, 2005, as substantially all of our investments are investment grade government and corporate debt securities that have maturities of less than 3 years, and we have both the ability and intent to hold the investments until maturity. The cost of securities sold is based on specific identification. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends.

We have made minority investments in privately held companies. Our interest in these companies was significantly less than 20% and, as such, we did not have the ability to exercise significant influence. We monitor

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our minority investments for other than temporary impairment and make appropriate reductions in carrying values when necessary. We recorded write-downs of $0.2 million during fiscal 2003 related to impairments of our privately held investments. The carrying value of investments in privately held companies was zero as of July 3, 2005 and June 27, 2004.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments were as follows (in thousands):

	July 3, 2005		June 27, 2004
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$127,470	$127,470	$59,164	$59,164
Short-term investments	$127,889	$127,889	$162,078	$162,078
Marketable securities	$185,045	$185,045	$204,430	$204,430

Financial liabilities:
Convertible subordinated notes	$200,000	$194,006	$200,000	$181,900
Forward foreign currency contracts	$(99)	$(99)	$(115)	$(115)

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

We perform ongoing credit evaluations of our customers and generally do not require collateral in exchange for credit. We mitigate some collection risk by requiring most of our customers in the Asia-Pacific region, excluding Japan, to pay cash in advance or secure letters of credit when placing an order with us. One distributor of our products, Tech Data Corporation, accounted for 11% of our net revenues in both fiscal 2005 and 2003. No distributor or customer accounted for more than 10% of our net revenues in fiscal 2004. No customer accounted for more than 10% of our accounts receivable balance at July 3, 2005 or June 27, 2004.

One supplier currently manufacturers all of our application specific integrated circuits, or ASICs, used in all of our hardware products. Any interruption or delay in the supply of any of these or other single source components, or the inability to procure these components from alternate sources at acceptable prices and within a reasonable timeframe, would have a material adverse effect on our ability to meet customer orders, which would negatively impact our business, operating results and financial condition. In addition, qualifying additional suppliers can be time-consuming and expensive, and may increase the likelihood of design or production related errors. We attempt to mitigate these risks by working closely with our ASIC supplier regarding production planning and timing of new product introductions.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We currently derive substantially all of our revenue from sales of our Summit, BlackDiamond and Alpine products. We expect that revenue from these products will account for a substantial portion of our revenue for the foreseeable future. Accordingly, widespread market acceptance of these products is critical to our future success.

Allowance for Doubtful Accounts

We continually monitor and evaluate the collectibility of our trade receivables based on a combination of factors. We record specific allowances for bad debts in general and administrative expense when we become aware of a specific customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings or deterioration of financial position. We write off receivables to the allowance after all collection efforts are exhausted. Estimates are used in determining our allowances for all other customers based on factors such as current trends in the length of time the receivables are past due and historical collection experience. We mitigate some collection risk by requiring most of our customers in the Asia-Pacific region, excluding Japan, to pay cash in advance or secure letters of credit when placing an order with us.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventories, net of allowances for excess and obsolete inventory (which we determine primarily based on future demand forecasts) of $4,790 and $6,365 at July 3, 2005 and June 27, 2004, respectively, consist of (in thousands):

	July 3, 2005	June 27, 2004
Raw materials	$369	$695
Finished goods	25,574	25,194

Total	$25,943	$25,889

Sales to Distributors

We defer recognition of revenue on all sales to distributors until the distributor successfully resells the product, typically to an authorized reseller. Distributors regularly provide us their “sales-out” reports for this purpose. Until it is sold, inventory held by distributors is included in our reported finished goods inventory and was $3.7 million and $5.1 million at July 3, 2005 and June 27, 2004, respectively. The accounts receivable owed us by distributors, net of the deferred revenue from sales to distributors, is recorded in prepaid expenses and other current assets, as reflected in the following table (in thousands):

	July 3, 2005	June 27, 2004
Accounts receivable, net of allowance for doubtful accounts of $619 ($724 in fiscal 2004)	$23,249	$20,350
Deferred revenue	(16,779)	(20,151)

Net, included in Prepaid expenses and other current assets	$6,470	$199

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, with the exception of land, which is not depreciated. Estimated useful lives of 25 years are used for buildings. Estimated useful lives of one to four years are used for computer equipment and software. Estimated useful lives of three years are used for office equipment, furniture and fixtures. Depreciation and amortization of leasehold improvements is computed using the lesser of the remaining lease terms or three years. Property and equipment consist of the following (in thousands):

	July 3, 2005	June 27, 2004
Computer equipment	$55,260	$50,454
Land	20,600	20,600
Buildings and improvements	17,493	17,400
Purchased software	31,122	29,795
Office equipment, furniture and fixtures	4,178	4,115
Leasehold improvements	6,175	6,109

	134,828	128,473
Less accumulated depreciation and amortization	(84,390)	(68,706)

Property and equipment, net	$50,438	$59,767

Goodwill and Other Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. We adopted this statement on July 1, 2002. In accordance with SFAS 142, we ceased amortizing goodwill as of July 1, 2002. In accordance with SFAS 142, we performed the annual impairment review of our goodwill at the end of fiscal 2003. During this evaluation, we noted indicators that the carrying value of our goodwill might not be recoverable due to the prolonged economic downturn affecting our operations and revenue forecasts, and recorded an impairment charge for the remaining $1.0 million of goodwill. At July 3, 2005 and June 27, 2004, there was no remaining goodwill in our consolidated balance sheets.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Other assets include technology agreements that are amortized over their contractual periods using the straight-line method of amortization. The related liability for the technology agreement is recorded in other accrued liabilities and other long-term liabilities.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have determined that the requirements of FIN 45 apply to our standard product warranty liability. The following table summarizes the activity related to our product warranty liability during fiscal 2005, fiscal 2004, and fiscal 2003:

	Year Ended
	July 3, 2005	June 27, 2004	June 29, 2003
Balance beginning of period	$8,297	$10,200	$9,055
New warranties issued	12,251	11,791	15,496
Warranty expenditures	(14,205)	(13,694)	(14,351)
Change in estimate	1,128	—	—

Balance end of period	$7,471	$8,297	$10,200

Our standard hardware warranty period is typically 12 months from the date of shipment to end-users. Upon shipment of products to our customers, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability in cost of product revenue for this amount. The determination of our warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust these accruals at each balance sheet date in accordance with changes in these factors. The change in estimate in fiscal 2005 results from a change in the method we use to accumulate warranty return rates. There have been no changes in these estimates for fiscal 2004 and fiscal 2003.

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

The requirements of FIN 45 are applicable to a guarantee of a lease obligation of one of our former contract manufacturers and to letters of credit issued under our line of credit. As of July 3, 2005, the lease obligation in the amount of $0.5 million has been recognized as a lease liability on the consolidated balance sheet and letters of credit totaled $0.8 million.

Deferred Support Revenue

We offer renewable support arrangements, including extended warranty contracts, to our customers that range generally from one to five years. The change in our deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Year Ended
	July 3, 2005	June 27, 2004
Balance beginning of period	$50,178	$44,220
New support arrangements	51,392	49,918
Recognition of support revenue	(53,721)	(43,960)

Balance end of period	47,849	50,178
Less current portion	34,064	30,431

Non-current deferred revenue	$13,785	$19,747

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Accrued Liabilities

The following are the components of other accrued liabilities (in thousands):

	July 3, 2005	June 27, 2004
Accrued income taxes	$2,034	$1,672
Accrued indirect taxes	2,344	3,386
Accrued interest on subordinated debt	583	583
Other accrued liabilities	16,932	17,280

Total	$21,893	$22,921

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

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123. This information is required to be determined as if we had accounted for our employee stock options and shares issued under the Employee Stock Purchase Plan under the fair value method of that statement. The fair value of options granted in fiscal 2005, fiscal 2004, and fiscal 2003 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plan			Employee Stock Purchase Plan
	Year Ended			Year Ended
	July 3, 2005	June 27, 2004	June 29, 2003	July 3, 2005	June 27, 2004	June 29, 2003
Expected life	2.5 yrs	3.0 yrs	3.4 yrs	0.8 yrs	0.6 yrs	0.6 yrs
Risk-free interest rate	2.9%	2.3%	2.3%	2.9%	1.3%	1.1%
Volatility	81%	77%	97%	47%	58%	86%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties. As a result, if other assumptions had been used, our pro forma stock-based compensation expense could have been materially different from that depicted below.

The weighted-average estimated per share fair value of options granted in fiscal 2005, fiscal 2004, and fiscal 2003 was $2.51, $3.56, and $3.41, respectively. The weighted-average estimated per share fair value of shares granted under the Employee Stock Purchase Plan in fiscal 2005, fiscal 2004, and fiscal 2003 was $1.49, $2.17, and $1.92, respectively. Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123. This information is required to be determined as if we had accounted for employee stock options and shares issued under the Employee Stock Purchase Plan under the fair value method of that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options’ vesting periods using the graded vested method. The following pro forma information sets forth our net loss and net loss per share assuming that we had used the SFAS 123 fair value method in accounting for employee stock options and purchases (in thousands, except per share amounts):

	Year Ended
	July 3, 2005	June 27, 2004	June 29, 2003
Net income (loss) — as reported	$12,942	$(1,748)	$(197,180)
Add: APB 25 stock-based compensation expense, as reported	339	1,061	470
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(32,496)	(29,197)	(24,347)

Pro forma net loss	$(19,215)	$(29,884)	$(221,057)

Basic net income (loss) per share:
As reported	$0.11	$(0.01)	$(1.71)
Pro forma	$(0.16)	$(0.25)	$(1.92)
Diluted net income (loss) per share:
As reported	$0.10	$(0.01)	$(1.71)
Pro forma	$(0.15)	$(0.25)	$(1.92)

On June 24, 2005, the Compensation Committee of the Company’s Board of Directors approved the acceleration of vesting of certain unvested stock options with exercise prices equal to or greater than $7.00 per share previously awarded to employees, including executive officers, and directors. Options to purchase approximately 4,544,000 shares of common stock were subject to acceleration. The stock-based employee compensation expense of approximately $11.4 million related to the accelerated vesting of these options is included in the pro forma information for the period ended July 3, 2005, and will not be recognized in our earnings after SFAS 123 (R) is adopted. In accordance with APB No. 25, as the exercise price of the employee stock options was higher than the market price of our stock on the date of the modification of the options, no compensation expense was recognized in our consolidated statement of operations.

Stock compensation expense for options granted to nonemployees has been determined in accordance with SFAS 123 and EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to nonemployees is remeasured as the underlying options vest. There were no options granted to non-employees in fiscal 2005.

Derivatives

We use derivative financial instruments to manage exposures to foreign currency. Our objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. We do not enter into derivatives for speculative or trading purposes. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates. The ineffective portion of the gain or loss is reported in other expense immediately. For a derivative not designated as a cash flow hedge, the gain or loss is recognized in other expense in the period of change together with the offsetting gain or loss on the hedged item attributed to the risk being hedged.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

Cooperative advertising obligations with customers are accrued and the costs expensed at the time the related revenue is recognized. All other advertising costs are expensed as incurred. Cooperative advertising expenses are recorded as marketing expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Otherwise, such cooperative advertising obligations with customers are recorded as a reduction of revenue. Advertising expenses were $0.5 million, $1.4 million, and $3.8 million for fiscal 2005, fiscal 2004, and fiscal 2003, respectively.

Recently Issued Accounting Standards

Share-Based Payment

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. We expect to adopt SFAS 123(R) at the beginning of our first quarter of fiscal 2006.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: 1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date: or 2) a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We plan to adopt SFAS 123(R) using the modified-prospective method.

We are currently evaluating the requirements of SFAS 123(R) and we have not yet fully determined the impact on our consolidated financial statements. We believe the impact to our financial statements will result in a material increase in our stock-based employee compensation expense recognized in our consolidated statements of operations, although it will have no impact on our overall financial position. The stock-based employee compensation expense presented in our pro forma financial results required to be disclosed under SFAS 123 was $32.2 million, $29.2 million and $24.3 million in fiscal 2005, fiscal 2004, and fiscal 2003, respectively. Additionally, SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In March 2005, SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, which provides guidance on the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as on the valuation of share-based payments. SAB No. 107 does not modify any of the requirements under SFAS No. 123(R). SAB No. 107 provides interpretive guidance related to valuation methods (including assumptions such as expected volatility and expected term), first time adoption of SFAS 123(R) in an interim period, the classification of compensation expense and disclosures subsequent to adoption of SFAS No. 123(R). We are currently evaluating the impact of SAB No. 107 on our consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory Costs

In November 2004, the FASB issued SFAS 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4, which requires companies to expense abnormal freight, handling costs, or spoilage in the period incurred and to allocate fixed overhead based on normal capacity, with adjustment if production is abnormally high. This standard becomes effective for the Company on July 1, 2005. We currently account for abnormal freight, handling costs, and spoilage consistent with this standard. We plan to adopt the provisions on a prospective basis in the first fiscal quarter of 2006. We are currently evaluating the effects of implementing this standard, however, we do not expect it to have a material impact on our financial position and results of operations.

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

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment under EITF 03-1. The FASB directed the staff to issue FASB Staff Position Paper (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”), superseding EITF 03-1. FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance. FSP 115-1 will be effective for other-than-temporary impairment analyses conducted in periods beginning after September 15, 2005.

As substantially all of our investments are investment grade government and corporate debt securities that have maturities of less than 3 years, and we have both the ability and intent to hold the investments until maturity, we do not expect FSP 115-1 to have a material impact on our financial position and results of operations.

Accounting for Income Taxes

In December 2004, the FASB issued FSP No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. On October 22, 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was signed into law. The AJCA provides a new deduction for certain qualified domestic production activities. FSP No. 109-1 is effective immediately and clarifies that such deduction should be accounted for as a special deduction, not as a tax rate reduction, under SFAS No. 109, Accounting for Income Taxes, no earlier than the year in which the deduction is reported on the tax return. We are currently evaluating whether such deduction may be available to us and its impact on our consolidated financial statements. We will recognize the tax benefit of such deductions, if any, beginning in fiscal 2006.

In December 2004, the FASB issued FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The AJCA provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, provided certain criteria are met. FSP No. 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP No. 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“indefinite reversal criteria” under APB Opinion 23, Accounting for Income Taxes – Special Areas, and requires explanatory disclosures from companies that have not yet completed the evaluation. The Company is currently evaluating the effects of the repatriation provision and their impact on our consolidated financial statements; however, we do not believe that we will benefit from this provision of the AJCA.

3. Available-for-Sale Securities

The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
July 3, 2005:
Money market funds	$66,512	$66,512	$—	$—
U.S. corporate debt securities	193,934	191,842	5	(2,097)
U.S. government agency securities	117,685	116,552	7	(1,140)
U.S. municipal bonds	4,610	4,540	—	(70)

	$382,741	$379,446	$12	$(3,307)

Classified as:
Cash equivalents	$66,512	$66,512	$—	$—
Short-term investments	128,927	127,889	1	(1,039)
Marketable securities	187,302	185,045	11	(2,268)

	$382,741	$379,446	$12	$(3,307)

June 27, 2004:
Money market funds	$470	$470	$—	$—
Foreign debt securities	9,124	9,129	45	(40)
U.S. corporate debt securities	222,416	221,420	507	(1,503)
U.S. government agency securities	74,715	73,824	14	(905)
U.S. municipal bonds	40,371	40,339	33	(65)
Market auction preferred securities	21,796	21,796	—	—

	$368,892	$366,978	$599	$(2,513)

Classified as:
Cash equivalents	$470	$470	$—	$—
Short-term investments	161,654	162,078	525	(101)
Marketable securities	206,768	204,430	74	(2,412)

	$368,892	$366,978	$599	$(2,513)

The amortized cost and estimated fair value of available-for-sale investments in debt securities at July 3, 2005, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$195,439	$194,401
Due in 1-2 years	147,222	145,143
Due in 2-5 years	40,080	39,902

Total investments in available for sale debt securities	$382,741	$379,446

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents our investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
July 3, 2005:
U.S. corporate debt securities	$77,386	$(706)	$102,800	$(1,391)	$180,186	$(2,097)
U.S. government agency securities	54,938	(321)	58,084	(819)	113,022	(1,140)
U.S. municipal bonds	919	(21)	3,621	(49)	4,540	(70)

	$133,243	$(1,048)	$164,505	$(2,259)	$297,748	$(3,307)

Municipal and corporate bonds. Unrealized losses as of July 3, 2005 on our investments in municipal and corporate bonds were caused by interest rate increases. The contractual terms of the debentures do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of our municipal bonds have a credit rating of AAA, and the issuers of our corporate bonds have a credit rating of AA (Moody’s and S&P).

Government agency securities. Unrealized losses as of July 3, 2005 on our investments in our government agency securities (i.e., Federal National Mortgage Association and Federal Home Loan Mortgage Corp.) were caused by interest rate increases. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of our government agency securities have a credit rating of AAA.

The unrealized losses on our investments were caused by interest rate increases. As substantially all of our investments are investment grade government and corporate debt securities that have maturities of less than 3 years, and we have both the ability and intent to hold the investments until maturity, we do not consider these investments to be other-than-temporarily impaired at July 3, 2005.

4. Commitments, Contingencies and Leases

Line of Credit

We have a revolving line of credit for $10.0 million with a major lending institution. Borrowings under this line of credit bear interest at the bank’s prime rate. As of July 3, 2005, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of July 3, 2005, we had letters of credit totaling $0.8 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of July 3, 2005. The line of credit expires on January 26, 2006.

Leases

As part of our business relationship with MCMS, Inc. (“MCMS”), a former contract manufacturer, we entered into a $9.0 million operating equipment lease for manufacturing equipment in September 2000 with a third-party financing company; we, in turn, subleased the equipment to MCMS. The equipment lease with the third-party financing company requires us to make monthly payments through September 2005 and to maintain specified financial covenants with which we were in compliance as of July 3, 2005. The liability, net of payments, related to this lease is included in lease liability on the consolidated balance sheets.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We lease office space for our various United States and international sales offices. Certain leases contain rent escalation clauses and renewal options. We sublease certain of our leased facilities to third party tenants. Future annual minimum lease payments under all noncancelable operating leases and future rental income under all noncancelable subleases having initial or remaining lease terms in excess of one year at July 3, 2005 were as follows (in thousands):

	Future Lease Payments	Future Rental Income
Fiscal 2006	$9,438	$474
Fiscal 2007	8,290	427
Fiscal 2008	4,565	73
Fiscal 2009	3,838	—
Fiscal 2010	3,946	—
Thereafter	3,766	—

Total minimum payments	$33,843	$974

Rent expense was approximately $5.1 million, $5.4 million, and $6.3 million for fiscal 2005, fiscal 2004, and fiscal 2003, respectively, net of sublease income of $0.4 million, $0.3 million, and $0.1 million in the respective periods.

Purchase Commitments

We currently have arrangements with one contract manufacturer and other suppliers for the manufacture of our products. Our arrangements allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by us. We are obligated to the purchase of long lead-time component inventory that our contract manufacturer procures in accordance with the forecast, unless we give notice of order cancellation outside of applicable component lead-times. As of July 3, 2005, we had non-cancelable commitments to purchase approximately $15.1 million of such inventory during the first quarter of fiscal 2006.

Legal Proceedings

On June 21, 2005, Enterasys Networks, Inc. filed suit against Extreme Networks and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Delaware, Civil Action No.05-11298 DPW. The complaint alleges willful infringement of U. S. Patent Nos.5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560, 236, and seeks a judgment: (a) determining that we have willfully infringed each of the patents; (b) permanently enjoining us from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) awarding damages and a “reasonable royalty” to be determined at trial; (d) awarding trebled damages; (e) awarding attorneys fees, costs and interest; and (f) awarding equitable relief at the court’s discretion. We intend to evaluate the assertions, answer the complaint, and vigorously to defend against Enterasys’ assertions that we believe to be without merit.

On May 27, 2003, Lucent filed suit against Extreme Networks and Foundry in the United States District Court for the District of Delaware, Civil Action No. 03-508. The complaint alleged willful infringement of U.S. Patent Nos. 4,769,810, 4,769,811, 4,914,650, 4,922,486 and 5,245,607. The Judge split the case into three parts to be tried separately: phase 1 to cover infringement, willfulness and damages; phase 2 to cover invalidity; and phase 3 to cover equitable defenses and Extreme’s counterclaims. On May 9, 2005, a jury in Delaware awarded Extreme a phase 1 verdict of non-infringement on 18 out of the 19 claims asserted. The jury did award Lucent damages of approximately $275,000 on the remaining claim; which covers a feature that is not offered in

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Extreme’s current product line. The parties each filed post-trial motions; and on August 16, 2005, the judge granted Lucent’s motion for a new trial, ruling that Extreme impermissibly introduced to the jury evidence of its prior relationship with Lucent. The new trial on phase 1 and the remaining phases have not yet been scheduled for trial. Extreme intends vigorously to defend against Lucent’s claims and the judge’s ruling, and to try the remainder of the case.

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

The operative amended complaint was brought purportedly on behalf of all persons who purchased Extreme Networks’ common stock from April 8, 1999 through December 6, 2000. It names as defendants Extreme Networks; six of our present and former officers and/or directors, including our CEO (the “Extreme Networks Defendants”); and several investment banking firms that served as underwriters of our initial public offering and October 1999 secondary offering. Subsequently, plaintiffs and one of the individual defendants stipulated to a dismissal of that defendant without prejudice. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The Securities Act allegations against the Extreme Networks Defendants are made as to the secondary offering only. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Convertible Subordinated Notes

In December 2001, we completed a private placement of $200.0 million of convertible subordinated notes. The notes mature on December 1, 2006. Interest is payable semi-annually at 3.5% per annum. The notes are convertible at the option of the holders into our common stock at an initial conversion price of $20.96 per share, subject to adjustment. In lieu of issuing common shares, the notes are redeemable in cash at the option of Extreme Networks, if not converted to common stock prior to the redemption date, at a redemption price of: 101.4% of the principal amount between December 2004 and November 2005; 100.7% of the principal amount between December 2005 and November 2006; and 100% thereafter. We have reserved 9,544,260 shares of common stock for the conversion of these notes. Offering costs of $6.5 million are included in other assets and are amortized using the interest method. Each holder of the notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of the principal amount plus accrued interest upon a change of control of ownership of Extreme Networks, as defined in the notes.

6. Stockholders’ Equity

Preferred Stock

In April 2001, in connection with our Stockholders’ Rights Agreement, we authorized the issuance of preferred stock. The preferred stock may be issued from time to time in one or more series. The board of directors is authorized to provide for the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions on these shares. As of July 3, 2005, no shares of preferred stock were outstanding.

Warrants

On October 30, 2003, Extreme Networks and Avaya, Inc. entered into a strategic alliance to jointly develop and market converged communications solutions, by executing a Joint Development Agreement, and a distribution agreement under which Avaya is entitled to resell Extreme Networks products. Extreme issued to Avaya a warrant with a ten-year expiration period to purchase up to 2,577,794 shares of Extreme Networks common stock at a price of $0.01 per share, with Avaya having the right to exercise the warrant with respect to one third of such shares 90 days after the date of the agreements, and the remaining shares become exercisable based upon the completion of certain milestones by Avaya. Even if the milestones are not completed, however, the warrant will become fully exercisable for all shares 90 days prior to the expiration of the warrant. Avaya exercised the warrant with respect to one third of the shares subject to the warrant on March 17, 2004 and, accordingly, approximately 859,000 shares of our common stock were issued to Avaya on that date.

Deferred Stock Compensation

During fiscal 2001, we recorded deferred stock-based compensation expense of $24.4 million associated with unvested stock options subject to forfeiture issued to employees assumed in acquisitions. These amounts are being amortized as charges to operations, using the graded method, over the vesting periods of the individual stock options, generally four years. Upon termination of an employee, the amount of expense recognized under the graded vesting method that is in excess of the amount actually earned is reversed. For the year ended June 29, 2003, we reversed $5.3 million of excess compensation expense (including $2.8 million related to forfeitures that occurred in prior years but which, due to oversight, were not accounted for until the fourth quarter of fiscal 2003) related to terminated employees. We do not believe the $2.8 million amount recorded in the fourth quarter of fiscal 2003 was material to the periods in which it should have been recorded. We recorded amortization of deferred stock compensation expense, net of reversals, of $0.1 million, $1.1 million, and $0.7 million for fiscal 2005, fiscal 2004, and 2003, respectively. As of July 3, 2005, we have expensed all of the deferred stock-based compensation associated with the acquisitions.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income (Loss)

The activity of other comprehensive income (loss) was as follows (in thousands):

	Year Ended
	July 3, 2005	June 27, 2004	June 29, 2003
Unrealized gain (loss) on investments:
Change in net unrealized gain (loss) on investments	$(441)	$(5,127)	$755
Less: Net gain on investments realized and included in net income (loss)	99	33	307

Net unrealized gain (loss) on investments	(540)	(5,160)	448
Unrealized gain (loss) on derivatives	12	(1)	114
Foreign currency translation adjustments	29	467	(107)

Other comprehensive income (loss)	$(499)	$(4,694)	$455

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are the components of accumulated other comprehensive income (loss), net of tax (in thousands):

	July 3, 2005	June 27, 2004
Accumulated unrealized loss on investments, net of tax of $156 in fiscal 2005 and $998 in fiscal 2004	$(3,451)	$(2,911)
Accumulated unrealized gain on derivatives	12	—
Accumulated foreign currency translation adjustments	552	523

Accumulated other comprehensive loss	$(2,887)	$(2,388)

Shares Reserved for Issuance

The following are shares reserved for issuance (in thousands);

	July 3, 2005	June 27, 2004
Convertible subordinated notes	9,544	9,544
Warrants	1,719	1,719
Employee stock purchase plan	1,707	2,649
Employee stock options	42,723	43,288

Total shares reserved for issuance	55,693	57,200

7. Employee Benefit Plans

1999 Employee Stock Purchase Plan

In January 1999, the board of directors approved the adoption of Extreme Network’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 7,000,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to acquire shares of our common stock through periodic payroll deductions of up to 15% of total compensation. No more than 625 shares may be purchased on any purchase date per employee. Each offering period has a maximum duration of 12 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or on the last day of the respective purchase period. Through July 3, 2005, 5,293,235 shares had been purchased under the Purchase Plan.

Amended 1996 Stock Option Plan

In January 1999, the board of directors approved an amendment to the 1996 Stock Option Plan (the “1996 Plan”) to (i) increase the share reserve by 10,000,000 shares, (ii) to remove certain provisions which are required to be in option plans maintained by California privately-held companies and (iii) to rename the 1996 Plan as the “Amended 1996 Stock Option Plan.”

Under the 1996 Plan, which was originally adopted in September 1996, options may be granted for common stock, pursuant to actions by the board of directors, to eligible participants. A total of 56,387,867 shares have been reserved under the 1996 Plan. Options granted are exercisable as determined by the board of directors. Options vest over a period of time as determined by the board of directors, generally four years. The term of the 1996 Plan is ten years, and the termination date for the plan is January 2006. As of July 3, 2005, 16,893,959 shares were available for future grant under the 1996 Plan.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000 Stock Option Plan

In March 2000, the board of directors adopted the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”). Options may be granted for common stock, pursuant to actions by the board of directors, to eligible participants. Generally, only non-officer employees are eligible to participate in this stock plan, except that options may be granted to officers under this plan in connection with written offers of employment. A total of 4,000,000 shares have been reserved under the 2000 Plan. Options vest over a period of time as determined by the board of directors, generally four years. The term of the 2000 Plan is ten years. As of July 3, 2005, 2,891,822 shares were available for future grant under the 2000 Plan.

2001 Stock Option Plan

In May 2001, the board of directors adopted the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”). Options may be granted for common stock, pursuant to actions by the board of directors, to eligible participants. Generally, only non-officer employees are eligible to participate in this stock plan, except that options may be granted to officers under this plan in connection with written offers of employment. A total of 4,000,000 shares have been reserved under the 2001 Plan. Options vest over a period of time as determined by the board of directors, generally four years. The term of the 2001 Plan is ten years. As of July 3, 2005, 1,799,790 shares were available for future grant under the 2001 Plan.

During fiscal 2005, 2004 and fiscal 2003, we granted restricted stock awards under the 2001 Plan for 27,000, 31,750 and 85,000 shares of common stock with a weighted average grant date fair value per share of $5.61, $7.33, and $4.08, respectively, to a number of employees. The shares were placed in an escrow account and will be released to the recipients as the shares vest over periods of up to twenty-three months. If a participant terminates employment prior to the vesting dates, the unvested shares will be canceled and returned to the 2001 Plan. We recognize compensation expense on the awards over the vesting period on the graded vested method based on an intrinsic value calculation as of the date of grant. During fiscal 2005, we recognized approximately $176,000 in research and development expense, approximately $32,000 in cost of revenues, and approximately $62,000 in sales and marketing expense.

The following table summarizes stock option activity under all plans:

	Number of Shares	Weighted- Average Exercise Price Per Share
Options outstanding at June 30, 2002	27,822,704	$17.00
Granted	4,655,195	$5.37
Exercised	(229,701)	$4.02
Canceled	(20,340,656)	$20.24

Options outstanding at June 29, 2003	11,907,542	$7.18
Granted	13,899,622	$7.25
Exercised	(1,518,076)	$4.78
Canceled	(2,837,767)	$8.31

Options outstanding at June 27, 2004	21,451,321	$7.25
Granted	3,884,300	$5.29
Exercised	(538,272)	$2.95
Canceled	(3,659,831)	$7.98

Options outstanding at July 3, 2005	21,137,518	$6.87

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes significant ranges of outstanding and exercisable options at July 3, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
		(In years)
$ 0.01 – 4.44	3,725,235	6.33	$3.40	2,461,609	$3.06
$ 4.45 – 6.09	3,508,645	8.47	$5.17	1,095,697	$5.19
$ 6.13 – 6.96	1,196,282	9.12	$6.61	192,067	$6.71
$ 7.07 – 7.07	5,547,277	8.31	$7.07	5,547,277	$7.07
$ 7.14 – 8.12	4,635,832	8.23	$7.89	4,635,832	$7.89
$ 8.16 – 56.00	2,524,247	6.84	$12.15	2,524,247	$12.15

$ 0.01 – 56.00	21,137,518	7.85	$6.87	16,456,729	$7.42

Options to purchase 8,640,396 shares were exercisable at June 27, 2004 with a weighted-average exercise price of $7.61.

401(k) Plan

We provide a tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan (the “Plan”), which covers our eligible employees. Pursuant to the Plan, employees may elect to reduce their current compensation up to the lesser of 80% or the statutorily prescribed limit of $14,000 for calendar year 2005. Effective January 1, 2005, employees age 50 or over may elect to contribute an additional $4,000. The amount of the reduction is contributed to the Plan on a pre-tax basis.

We provide for discretionary matching contributions as determined by the board of directors for each calendar year. The board of directors set the match at $0.25 for every dollar contributed by the employee up to the first 4% of pay. The same level of match was approved during the 2005, 2004 and 2003 calendar years. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the board of directors each year. Our matching contributions to the Plan totaled $543,061, $504,557, and $484,010 for fiscal 2005, fiscal 2004, and fiscal 2003, respectively. No discretionary contributions were made in fiscal 2005, fiscal 2004 or fiscal 2003.

8. Income Taxes

The provision for (benefit from) income taxes for fiscal 2005, fiscal 2004, and fiscal 2003 consisted of the following (in thousands):

	Year Ended
	July 3, 2005	June 27, 2004	June 29, 2003
Current:
Federal	$—	$—	$—
State	50	50	—
Foreign	2,199	2,923	2,631

Total current	2,249	2,973	2,631

Deferred:
Federal	766	372	109,517
State	76	37	23,167
Foreign	452	(206)	(529)

Total deferred	1,294	203	132,155

Provision for income taxes	$3,543	$3,176	$134,786

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pretax income from foreign operations was $14.4 million, $6.7 million, and $2.5 million in fiscal 2005, fiscal 2004, and fiscal 2003, respectively.

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (35 percent) to income (loss) before taxes is explained below (in thousands):

	Year Ended
	July 3, 2005	June 27, 2004	June 29, 2003
Tax at federal statutory rate (benefit)	$5,770	$500	$(21,838)
State income tax, net of federal benefit	81	57	15,059
Unbenefited foreign taxes	650	1,070	2,102
Unbenefited net operating losses	—	—	21,322
Valuation allowance	(128)	1,749	117,626
Foreign earnings taxed at other than U.S. rates/ unbenefited foreign loss	(3,026)	(702)	—
Nondeductible goodwill	—	—	357
Deferred compensation	22	371	—
Other	174	131	158

Provision for income taxes	$3,543	$3,176	$134,786

Significant components of our deferred tax assets are as follows (in thousands):

	July 3, 2005	June 27, 2004
Deferred tax assets:
Net operating loss carryforwards	$87,772	$80,707
Tax credit carryforwards	17,387	14,715
Depreciation	19,591	21,801
Deferred revenue	5,931	7,881
Warrant amortization	18,226	16,199
Inventory allowances	1,494	2,500
Other allowances and accruals	11,704	17,048
Other	11,483	10,946

Total deferred tax assets	173,588	171,797
Valuation allowance	(173,002)	(169,886)

Total net deferred tax assets	586	1,911

Deferred tax liabilities:
Acquisition related intangibles	—	(27)
Unrealized gain on investments	(156)	(998)
Deferred tax liability on foreign withholdings	(757)	(762)

Total deferred tax liabilities	(913)	(1,787)

Net deferred tax assets (liabilities)	$(327)	$124

Recorded as:
Net current deferred tax assets	$430	$886
Net non-current deferred tax liabilities	(757)	(762)

Net deferred tax assets (liabilities)	$(327)	$124

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our valuation allowance increased by $3.1 million in fiscal 2005 and increased by $6.8 million in fiscal 2004, to provide a valuation allowance against all of our U.S. federal and state deferred tax assets. The valuation allowance is determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (“SFAS 109”), which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Our losses in the three-year period at the time the charge was incurred represented sufficient negative evidence to require a valuation allowance under SFAS 109. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

As of July 3, 2005, approximately $4.2 million of the valuation allowance for deferred taxes was attributable to the tax benefits of stock option deductions, which will be credited to equity when realized.

As of July 3, 2005, we had net operating loss carryforwards for federal and state tax purposes of $248.1 million and $18.8 million, respectively. We also had federal and state tax credit carryforwards of $9.5 million and $12.1 million, respectively. Unused net operating loss and tax credit carryforwards will expire at various dates beginning in the years 2006 and 2008, respectively.

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

Information regarding geographic areas is as follows (in thousands):

	Year Ended
	July 3, 2005	June 27, 2004	June 29, 2003
Net revenues:
United States	$167,027	$136,622	$144,066
Europe, Middle East and Africa	117,521	93,700	90,303
Japan	58,100	77,600	82,916
Other	40,699	43,926	45,991

	$383,347	$351,848	$363,276

Substantially all of our assets were attributable to United States operations at July 3, 2005, and June 27, 2004.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Net Income (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options, warrants and convertible subordinated notes. Dilutive earnings (loss) per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings (loss) per share calculation plus the dilutive effect of shares subject to repurchase, options, warrants and convertible subordinated notes. Diluted net loss per share was the same as basic net loss per share in fiscal 2004 and fiscal 2003 because we had net losses in those periods. The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended
	July 3, 2005	June 27, 2004	June 29, 2003
Net income (loss)	$12,942	$(1,748)	$(197,180)

Weighted-average shares of common stock outstanding	121,225	118,450	115,742
Less: Weighted-average shares subject to repurchase	—	(102)	(556)

Weighted-average shares used in per share calculation — basic	121,225	118,348	115,186
Incremental shares using the treasury stock method	2,994	—	—

Weighted-average shares used in per share calculation — diluted	124,219	118,348	115,186

Net income (loss) per share — basic	$0.11	$(0.01)	$(1.71)

Net income (loss) per share — diluted	$0.10	$(0.01)	$(1.71)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods presented (in thousands):

	Year Ended
	July 3, 2005	June 27, 2004	June 29, 2003
Stock options outstanding:
In-the-money options	—	2,177	1,567
Out-of-the-money options	15,642	5,614	19,988
Warrants outstanding	—	1,493	—
Unvested common stock subject to repurchase	—	102	556
Convertible subordinated notes	9,542	9,542	9,542

Total potential shares of common stock excluded from the computation of earnings per share	25,184	18,928	31,653

The computation of diluted earnings (loss) per share excludes the impact of the conversion of the convertible subordinated notes, which are convertible into approximately 9.5 million shares of common stock, as the impact of adding back to income the after tax interest expense associated with the convertible subordinated notes, and including the impact of the common shares to be issued, would be anti-dilutive in the periods presented.

Stock options outstanding with an exercise price lower than the Company’s average stock price for the periods presented (“In-the-money options”) are excluded from the calculation of diluted net loss per share since the effect would have been anti-dilutive due to the net loss. Stock options outstanding with an exercise price higher than the Company’s average stock price for the periods presented (“Out-of-the-money options”) are excluded from the calculation of diluted net income (loss) per share since the effect would have been anti-dilutive under the treasury stock method.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Foreign Currency Hedging

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted, requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings. Accordingly, we record the forward contracts used to manage foreign exchange exposures in prepaid expenses and other current assets on the consolidated balance sheets at fair value.

Foreign Exchange Exposure Management - We denominate substantially all global sales in U.S. dollars. International sales subsidiaries generate operating expenses in foreign currencies. We have a program of hedging forecasted and actual foreign currency risk with forward contracts to eliminate, reduce or transfer selected foreign currency risks that can be confidently identified and quantified. Hedges of anticipated transactions are designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly. As the critical terms of the forward contract and the underlying are matched at inception, forward contract effectiveness is calculated by comparing the cumulative change in the contract (on a forward to forward basis) to the change in fair value of the anticipated expense, with the effective portion of the hedge recorded in accumulated other comprehensive income (“OCI”). Values accumulated in OCI are subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates in the period the anticipated expense is recognized in income. Any ineffectiveness is recognized immediately in other expense. No ineffectiveness was recognized in other expense in fiscal 2005, fiscal 2004, or fiscal 2003.

Forward contracts used to hedge the remeasurement of non-functional currency monetary assets and liabilities are recognized in other expense currently to mitigate reported foreign exchange gains and losses. Forward contracts generally have maturities of 60 days or less.

12. Restructuring Charges, Property and Equipment Write-Off and Technology Agreement

Restructuring Charges

As of July 3, 2005, restructuring liabilities were $19.9 million and consisted of obligations under excess facility operating leases, net of projected future sublease receipts. The excess facility charge was initially recognized during fiscal 2002 to permanently reduce occupancy or vacate certain domestic and international facilities. At several of the facilities, we have not yet been able to find suitable tenants to sublease the facilities. The commercial real estate market in these areas continues to be weak. The actual cost could differ from this estimate, and additional facilities charges could be incurred if we are unsuccessful in negotiating reasonable termination fees on certain facilities, if facility operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities or if other estimates and assumptions change.

During fiscal 2004, we recorded restructuring charges of $6.5 million due to lower projected sublease income related to excess facilities because the commercial real estate market continued to deteriorate in fiscal 2004 and we had not found suitable tenants to sublease these facilities. The lower projected sublease income necessitated an increase in the liability to take into consideration the unfavorable difference between lease obligation payments and projected sublease receipts.

During fiscal 2003, we recorded restructuring charges of $15.9 million. The restructuring charges included excess facilities charges of $9.6 million, severance charges of $4.4 million and asset impairments of $1.9 million. The excess facilities charge represents an increase to the charge recognized during fiscal 2002. Severance charges of $2.7 million related to a reduction in total staff during the second quarter of fiscal 2003 of approximately 100 people, or 10% of the total workforce, across all departments. Severance charges of

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1.7 million related to a reduction in total staff announced at the end of the fiscal year of approximately 70 people, or 8% of the total workforce, across all departments. The asset impairment charge relates to the write-off of leasehold improvements and office furniture related to excess facilities.

Restructuring liabilities consist of (in thousands):

	Excess Facilities	Asset Impairments	Severance	Total
Balance at June 30, 2002	$23,421	—	—	$23,421
Charge in second quarter of fiscal 2003	9,576	$1,893	$2,718	14,187
Charge in fourth quarter of fiscal 2003	—	—	1,752	1,752
Write-offs	—	(1,893)	—	(1,893)
Cash payments	(6,579)	—	(2,718)	(9,297)

Balance at June 29, 2003	26,418	—	1,752	28,170
Charge in first quarter of fiscal 2004	876	122	(36)	962
Charge in fourth quarter of fiscal 2004	5,622	—	(97)	5,525
Write-offs	—	(122)	—	(122)
Cash payments	(6,353)	—	(1,619)	(7,972)

Balance at June 27, 2004	26,563	—	—	26,563
Cash Payments	(6,607)	—	—	(6,607)

Balance at July 3, 2005	19,956	—	—	19,956
Less: current portion	6,066	—	—	6,066

Restructuring liabilities at July 3, 2005, less current portion	$13,890	$—	$—	$13,890

Property and Equipment Write-off

During the second quarter of fiscal 2003, we completed a property and equipment physical inventory in conjunction with the implementation of our new ERP system. The property and equipment physical inventory resulted in the identification of $12.7 million of property and equipment whose fair value was determined to be zero because the assets were either no longer in service or were not identifiable. Therefore these assets were written-off during the second quarter of fiscal 2003.

Technology Agreement

On March 31, 2005, we entered into a Patent and Cross License Agreement (“Technology Agreement”) with IBM. The agreement provides for a release of prior claims and a cross license of patents extending into the future from the effective date of the agreement. We charged the estimated value of the release of prior claims of $2.0 million to operating expenses in the quarter ended March 27, 2005 under the caption “Technology agreement”. The remaining value under this agreement has been recognized in other assets and is being amortized to cost of product revenue over its contractual period using the straight-line method of amortization.

13. Alliance with Avaya

On October 30, 2003, Extreme Networks and Avaya Inc. entered into a strategic alliance to jointly develop and market converged communications solutions, by executing a Joint Development Agreement, and a distribution agreement under which Avaya is entitled to resell Extreme Networks products. Extreme issued to

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Avaya a warrant with a ten-year expiration period to purchase up to 2,577,794 shares of Extreme Networks common stock at a price of $0.01 per share, with Avaya having the right to exercise the warrant with respect to one third of such shares 90 days after the date of the agreements, and the remaining shares become exercisable based upon the completion of certain milestones by Avaya. Even if the milestones are not completed, however, the warrant will become fully exercisable for all shares 90 days prior to the expiration of the warrant. Avaya exercised the warrant with respect to one third of the shares subject to the warrant on March 17, 2004 and, accordingly, approximately 859,000 shares of our common stock were issued to Avaya on that date.

We engaged an independent valuation firm to assist us in estimating the fair value of the warrant and to assist us with the allocation of the fair value to the two agreements entered into. The independent valuation firm estimated the fair value of the warrant at $22.7 million, which has been allocated $17.9 million to the Joint Development Agreement and $4.8 million to the distribution agreement based on the assumptions by management related to the projected revenue and expenses for the respective agreements. The fair value of the warrant, net of accumulated amortization, is recorded in other assets in our consolidated balance sheets.

The values assigned to the respective agreements are being amortized over the three-year term of the agreements. The amortization of the warrant cost related to the Joint Development Agreement charged as research and development expense was $6.0 million in fiscal 2005, and $4.0 million in fiscal 2004. The amortization related to the distribution agreement included as contra-revenue in product net revenue was $1.6 million and $1.1 million in fiscal 2005 and 2004, respectively.

14. Quarterly Financial Data (Unaudited)

(In thousands, except share and per share amounts)

	July 3, 2005	Mar. 27, 2005 (1)	Dec. 26, 2004 (2)	Sept. 26, 2004
Net revenues	$96,052	$91,908	$100,301	$95,086
Gross margin	$50,877	$47,262	$53,957	$50,556
Net income (loss)	$123	$(1,257)	$9,950	$4,126
Net income (loss) per share — basic	$0.00	$(0.01)	$0.08	$0.03
Net income (loss) per share — diluted	$0.00	$(0.01)	$0.08	$0.03

	June 27, 2004 (3)	Mar. 28, 2004 (4)	Dec. 28, 2003 (5)	Sept. 28, 2003 (6)
Net revenues	$92,158	$88,874	$83,445	$87,371
Gross margin	$48,378	$45,473	$40,442	$44,903
Net income (loss)	$2,349	$(1,106)	$(5,606)	$2,615
Net income (loss) per share — basic	$0.02	$(0.01)	$(0.05)	$0.02
Net income (loss) per share — diluted	$0.02	$(0.01)	$(0.05)	$0.02

(1)	Net loss and net loss per share include an operating expense of $2.0 million related to the execution of a technology agreement.
(2)	Net income and net income per share include other income of $3.9 million from the relief of a foreign consumption tax obligation.
(3)	Net income and net income per share include amortization of deferred stock compensation of $0.1 million, restructuring charges for excess facilities of $5.5 million, cash settlement from vendors, net of related expenses, of $5.7 million and other income from the relief of a foreign consumption tax obligation of $2.5 million.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	Net loss and net loss per share include amortization of deferred stock compensation of $0.2 million.
(5)	Net loss and net loss per share include amortization of deferred stock compensation of $0.2 million.
(6)	Net income and net income per share include amortization of deferred stock compensation of $0.6 million, restructuring charges for excess facilities of $1.0 million, and settlement of litigation, net of related expenses, of $2.2 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Extreme Networks Inc.’s management is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further because of changes in conditions, the effectiveness of internal control may vary over time.

We assessed the effectiveness of the company’s internal control over financial reporting as of July 3, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment using those criteria, we concluded that, as of July 3, 2005, Extreme Networks Inc.’s internal control over financial reporting is effective.

Extreme Networks Inc.’s independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued its report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of July 3, 2005. This report appears on page 88 of this Annual Report on Form 10-K.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 3, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Extreme Networks, Inc.

We have audited management’s assessment, included in the accompanying report entitled “Management’s Report on Internal Control over Financial Reporting,” that Extreme Networks, Inc. maintained effective internal control over financial reporting as of July 3, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Extreme Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Extreme Networks, Inc. maintained effective internal control over financial reporting as of July 3, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Extreme Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 3, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Extreme Networks, Inc. as of July 3, 2005 and June 27, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 3, 2005 of Extreme Networks, Inc. and our report dated September 6, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

September 6, 2005

PART III

Certain information required by Part III is incorporated by reference from Extreme’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for Extreme’s 2005 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

Item 10. Directors and Executive Officers of the Registrant

The information required by this section is incorporated by reference from the information in the section entitled “Proposal 1 – Election of Directors” in the Proxy Statement. The required information concerning executive officers of Extreme is contained in the section entitled “Executive Officers of the Registrant” in Part I of this Form 10-K.

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

The information required by this section regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the information in the section entitled “Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this section is incorporated by reference from the information in the section titled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this section is incorporated by reference from the information in the section titled “Principal Accounting Fees and Services” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K:

(1) Financial Statements:

Reference is made to the Index to Consolidated Financial Statements of Extreme Networks, Inc. under Item 8 in Part II of this Form 10-K.

(2) Financial Statement Schedules:

The following financial statement schedule of Extreme Networks, Inc. for the fiscal years ended July 3, 2005, June 27, 2004, and June 29, 2003 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Extreme Networks, Inc.

Page
Schedule II — Valuation and Qualifying Accounts	92

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number	Description of Document	INCORPORATED BY REFERENCE			Filed Herewith
		Form	Filing Date	Number
2.1	Form of Agreement and Plan of Merger between Extreme Networks, a California corporation, and Extreme Networks, Inc., a Delaware corporation.	S – 1/A	03/11/99	2.1

3.1	Certificate of Incorporation of Extreme Networks, Inc., a Delaware Corporation.	S – 1	02/05/99	3.1

3.2	Form of Certificate of Amendment of Certificate of Incorporation of Extreme Networks, Inc., a Delaware Corporation.	S – 1	02/05/99	3.2

3.4	Amended and Restated Bylaws of Extreme Networks, Inc.	8 – K/A	06/07/01	3.4

3.5	Restated Certificate of Incorporation of Extreme Networks, Inc.	10 – K	09/26/01	3.5

3.6	Certificate of Amendment of Restated Certificate of Incorporation of Extreme Networks, Inc.	10 – K	09/26/01	3.6

3.7	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock.	10 – K	09/26/01	3.7

4.1	Second Amended and Restated Rights Agreement dated January 12, 1998 between Extreme Network and certain stockholders.	S – 1	02/05/99	4.1

4.2	Rights Agreement dated April 27, 2001 between Extreme Networks, Inc. and Mellon Investor Services LLC.	8 – K/A	06/07/01	4.2

4.3	Indenture, dated December 5, 2001 between Extreme Networks, Inc. and State Street Bank and Trust Company of California, N.A.	S – 3	02/26/02	4.3

4.4	Registration Rights Agreement dated December 5, 2001 between Extreme Networks, Inc. and Goldman Sachs & Co., as representative.	S – 3	02/26/02	4.4

4.5	Warrant to Purchase Common Stock issued to Avaya, Inc.	S – 3	01/28/04	4.1

Exhibit Number	Description of Document	INCORPORATED BY REFERENCE			Filed Herewith
		Form	Filing Date	Number
10.1	Form of Indemnification Agreement for directors and officers.	S – 1	02/05/99	10.1

10.2*	Amended 1996 Stock Option Plan and forms of agreements thereunder.	S – 1	02/05/99	10.2

10.3*	1999 Employee Stock Purchase Plan.	S – 1	02/05/99	10.3

10.4*	2000 Nonstatutory Stock Option Plan.	10 – K	09/24/00	10.7

10.5	Exhibit 10.14 Lease agreement dated July 28, 2000 between San Tomas Properties LLC, a Delaware limited liability company, as Landlord, and Extreme Networks, Inc, a Delaware Corporation, as Tenant.	10 – Q	11/14/00	10.14

10.6	Purchase Agreement dated November 29, 2001 between Extreme Networks, Inc. and Goldman Sachs & Co., as representative.	S – 3	02/26/02	10.15

10.7	2001 Nonstatutory Stock Option Plan.	Schedule TO	10/31/01	(d)(9)

12.1	Statement re: Computation of Ratios.				X

21.1	Subsidiaries of Registrant.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (see page 93 of this Form 10-K).				X

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1	Section 906 Certification of Chief Executive Officer.				X

32.2	Section 906 Certification of Chief Financial Officer.				X

*	Indicates management contract or compensatory plan or arrangement.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JULY 3, 2005, JUNE 27, 2004, AND JUNE 29, 2003

(In thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Reversals to costs and expenses	Charged to other accounts		(Deductions)	Balance at end of period
Year Ended June 29, 2003:
Allowance for doubtful accounts	$2,736	$—	$(823)		$—	$418 *	$2,331
Allowance for sales returns	$8,962	$—	$—		$—	$(5,358)	$3,604
Inventory valuation	$18,067	$402	$—		$—	$(10,140)	$8,329
Allowance for net deferred tax assets	$—	$163,127	$—		$—	$—	$163,127

Year Ended June 27, 2004:
Allowance for doubtful accounts	$2,331	$—	$(200)		$(724)	$(29)	$1,378
Allowance for sales returns	$3,604	$1,818	$—		$—	$(3,196)	$2,226
Allowance for distributor doubtful accounts	$—	$—	$—		$724	$—	$724
Inventory valuation	$8,329	$1,252	$—		$—	$(3,216)	$6,365
Allowance for net deferred tax assets	$163,127	$6,759	$—		$—	$—	$169,886

Year Ended July 3, 2005:
Allowance for doubtful accounts	$1,378	$58	$(110)	$		$(79)	$1,247

Allowance for sales returns	$2,226	$1,344	$(300)		$—	$(945)	$2,325
Allowance for distributor doubtful accounts	$724	$532	$(100)	$		$(537)	$619
Inventory valuation	$6,365	$1,061	$—		$—	$(2,636)	$4,790
Allowance for net deferred tax assets	$169,886	$3,116	$—		$—	$—	$173,002

*	The amount for the year ended June 29, 2003 is an increase due to the fact that we had net recoveries of amounts that were previously written-off in excess of current year write-offs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 7, 2005.

EXTREME NETWORKS, INC.
(Registrant)

By:	/s/ WILLIAM R. SLAKEY
William R. Slakey
Senior Vice President Chief Financial Officer September 7, 2005

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ MIKE WEST	/s/ GORDON L. STITT
Mike West Chairman of the Board September 7, 2005	Gordon L. Stitt President, Chief Executive Officer September 7, 2005

/s/ WILLIAM R. SLAKEY	/s/ BOB L. COREY
William R. Slakey Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer) September 7, 2005	Bob L. Corey Director September 7, 2005

/s/ CHARLES CARINALLI	/s/ HARRY SILVERGLIDE
Charles Carinalli Director September 7, 2005	Harry Silverglide Director September 7, 2005

/s/ KENNETH LEVY
Kenneth Levy Director September 7, 2005

EXHIBIT INDEX

Exhibit Number	Description of Document	INCORPORATED BY REFERENCE			Filed Herewith
		Form	Filing Date	Number
2.1	Form of Agreement and Plan of Merger between Extreme Networks, a California corporation, and Extreme Networks, Inc., a Delaware corporation.	S – 1/A	03/11/99	2.1

3.1	Certificate of Incorporation of Extreme Networks, Inc., a Delaware Corporation.	S – 1	02/05/99	3.1

3.2	Form of Certificate of Amendment of Certificate of Incorporation of Extreme Networks, Inc., a Delaware Corporation.	S – 1	02/05/99	3.2

3.4	Amended and Restated Bylaws of Extreme Networks, Inc.	8 –K/A	06/07/01	3.4

3.5	Restated Certificate of Incorporation of Extreme Networks, Inc.	10 – K	09/26/01	3.5

3.6	Certificate of Amendment of Restated Certificate of Incorporation of Extreme Networks, Inc.	10 – K	09/26/01	3.6

3.7	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock.	10 – K	09/26/01	3.7

4.1	Second Amended and Restated Rights Agreement dated January 12, 1998 between Extreme Network and certain stockholders.	S – 1	02/05/99	4.1

4.2	Rights Agreement dated April 27, 2001 between Extreme Networks, Inc. and Mellon Investor Services LLC.	8 –K/A	06/07/01	4.2

4.3	Indenture, dated December 5, 2001 between Extreme Networks, Inc. and State Street Bank and Trust Company of California, N.A.	S – 3	02/26/02	4.3

4.4	Registration Rights Agreement dated December 5, 2001 between Extreme Networks, Inc. and Goldman Sachs & Co., as representative	S – 3	02/26/02	4.4

4.5	Warrant to Purchase Common Stock issued to Avaya, Inc.	S – 3	01/28/04	4.1

10.1	Form of Indemnification Agreement for directors and officers.	S – 1	02/05/99	10.1

10.2*	Amended 1996 Stock Option Plan and forms of agreements thereunder.	S – 1	02/05/99	10.2

10.3*	1999 Employee Stock Purchase Plan.	S – 1	02/05/99	10.3

10.4*	2000 Nonstatutory Stock Option Plan.	10 – K	09/24/00	10.7

10.5	Exhibit 10.14 Lease agreement dated July 28, 2000 between San Tomas Properties LLC, a Delaware limited liability company, as Landlord, and Extreme Networks, Inc, a Delaware Corporation, as Tenant.	10 – Q	11/14/00	10.14

Exhibit Number	Description of Document	INCORPORATED BY REFERENCE			Filed Herewith
		Form	Filing Date	Number
10.6	Purchase Agreement dated November 29, 2001 between Extreme Networks, Inc. and Goldman Sachs & Co., as representative.	S – 3	02/26/02	10.15

10.7	2001 Nonstatutory Stock Option Plan.	Schedule TO	10/31/01	(d)(9)

12.1	Statement re: Computation of Ratios.				X

21.1	Subsidiaries of Registrant.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (see page 93 of this Form 10-K).				X

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1	Section 906 Certification of Chief Executive Officer.				X

32.2	Section 906 Certification of Chief Financial Officer.				X

*	Indicates management contract or compensatory plan or arrangement.