Form 10-Q
period 2005-10-02
EXTREME NETWORKS INC
filed 2005-11-09
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended October 2, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at

October 21, 2005 was 123,275,904.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED OCTOBER 2, 2005

Part I. Financial Information

Item 1. Financial Statements

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 2, 2005	July 3, 2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$73,145	$127,470
Short-term investments	255,884	127,889
Accounts receivable, net	30,058	30,778
Inventories, net	21,373	25,943
Prepaid expenses and other current assets	7,377	12,410

Total current assets	387,837	324,490
Property and equipment, net	49,236	50,438
Marketable securities	121,256	185,045
Other assets	21,619	23,641

TOTAL ASSETS	$579,948	$583,614

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,815	$18,283
Accrued compensation and benefits	12,996	14,032
Restructuring liabilities	6,232	6,066
Lease liability	—	471
Accrued warranty	7,333	7,471
Deferred revenue	34,246	36,688
Other accrued liabilities	19,638	21,893

Total current liabilities	98,260	104,904
Restructuring liabilities, less current portion	12,242	13,890
Deferred revenue, less current portion	11,306	13,785
Deferred income taxes	757	757
Other long-term liabilities	2,266	2,266
Convertible subordinated notes	200,000	200,000
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock and capital in excess of par value	696,397	693,158
Accumulated other comprehensive loss	(3,374)	(2,887)
Accumulated deficit	(437,906)	(442,259)

Total stockholders’ equity	255,117	248,012

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$579,948	$583,614

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	October 2, 2005	September 26, 2004
Net revenues:
Product	$81,917	$81,172
Service	16,005	13,914

Total net revenues	97,922	95,086

Cost of revenues:
Product (1)	35,926	36,302
Service (1)	8,708	8,228

Total cost of revenues	44,634	44,530

Gross margin:
Product	45,991	44,870
Services	7,297	5,686

Total gross margin	53,288	50,556

Operating expenses:
Sales and marketing (1)	25,916	23,230
Research and development (1)	16,263	15,399
General and administrative (1)	7,175	7,123
Amortization of deferred stock compensation (1)	—	62
Total operating expenses	49,354	45,814

Operating income	3,934	4,742
Other income, net	929	138

Income before income taxes	4,863	4,880

Provision for income taxes	510	754

Net income	$4,353	$4,126

Net income per share — basic	$0.04	$0.03

Net income per share — diluted	$0.03	$0.03

Shares used in per share calculation — basic	123,018	120,636

Shares used in per share calculation — diluted	124,754	123,376

(1) Includes stock-based compensation expense as follows:

Cost of product revenue	$170	$—
Cost of service revenue	108	—
Sales and marketing	782	12
Research and development	525	3
General and administrative	285	—
Amortization of deferred stock compensation	—	62

Total stock-based compensation expense	$1,870	$77

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	October 2, 2005	September 26, 2004
Cash flows from operating activities:
Net income	$4,353	$4,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,165	4,392
Provision for doubtful accounts	614	—
Provision for excess and obsolete inventory	155	—
Amortization of warrant	1,892	1,892
Amortization of deferred stock compensation	—	62
Loss on disposal of assets	—	50
Stock-based compensation	1,870	—
Net changes in operating assets and liabilities:
Accounts receivable	1,336	4,210
Inventories	4,439	1,943
Prepaid expenses and other current assets and Other assets	3,933	(2,041)
Accounts payable	(468)	1,449
Accrued compensation and benefits	(1,065)	(968)
Restructuring liabilities	(1,482)	(1,676)
Lease liability	(471)	(471)
Accrued warranty	(138)	773
Deferred revenue	(4,921)	(3,082)
Other accrued liabilities	(2,391)	3,228

Net cash provided by operating activities	10,821	13,887

Cash flows from investing activities:
Capital expenditures	(1,963)	(2,160)
Purchases of investments	(91,841)	(130,162)
Sales and maturities of investments	27,282	124,207

Net cash used in investing activities	(66,522)	(8,115)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,376	1,405

Net cash provided by financing activities	1,376	1,405

Net increase (decrease) in cash and cash equivalents	(54,325)	7,177
Cash and cash equivalents at beginning of period	127,470	59,164

Cash and cash equivalents at end of period	$73,145	$66,341

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Extreme Networks (referred to as “Extreme Networks” and as “we”, “us” and “our”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at July 3, 2005 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2005.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at October 2, 2005. The results of operations for the first quarter of fiscal 2006 are not necessarily indicative of the results that may be expected for fiscal 2006 or any future periods.

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

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventories, which are net of an allowance for excess and obsolete inventory (which we determine primarily based on future demand forecasts) of $4.6 million and $4.8 million at October 3, 2005 and July 3, 2005, respectively, consist of (in thousands):

	October 3, 2005	July 3, 2005
Raw materials	$367	$369
Finished goods	21,006	25,574

Total	$21,373	$25,943

Sales to Distributors

We defer recognition of revenue on all sales to distributors until the distributor successfully resells the product, typically to an authorized reseller. Distributors regularly provide us their “sales-out” reports for this purpose. Until it is sold, inventory held by distributors is included in our reported finished goods inventory and was $3.1 million and $3.7 million at October 2, 2005 and July 3, 2005, respectively. The accounts receivable owed us by distributors, net of the deferred revenue from sales to distributors, is recorded in prepaid expenses and other current assets, as reflected in the following table (in thousands):

	October 2, 2005	July 3, 2005
Accounts receivable, net of allowance for doubtful accounts of $1,849 ($619 at July 3, 2005)	$15,302	$23,249
Deferred revenue	(13,787)	(16,779)

Net, included in Prepaid expenses and other current assets	$1,515	$6,470

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

We have determined that the requirements of FIN 45 apply to our standard product warranty liability. The following table summarizes the activity related to our product warranty liability during the first quarter of fiscal 2006 and fiscal 2005 (in thousands):

	Three Months Ended
	October 2, 2005	September 26, 2004
Balance beginning of period	$7,471	$8,297
New warranties issued	2,788	3,082
Warranty expenditures	(2,926)	(3,437)
Change in estimate	—	1,128

Balance end of period	$7,333	$9,070

Our standard hardware warranty period is typically 12 months from the date of shipment to end-users. Upon shipment of products to our customers, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability in cost of product revenue for this amount. The determination of our warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust these accruals at each balance sheet date in accordance with changes in these factors. The change in estimate in the first quarter of fiscal 2005 results from a change in the method we used to accumulate warranty return rates.

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

Deferred Support Revenue

We offer renewable support arrangements, including extended warranty contracts, to our customers that range generally from one to five years. The change in our deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended
	October 2, 2005	September 26, 2004
Balance beginning of period	$47,849	$50,178
New support arrangements	10,185	10,676
Recognition of support revenue	(14,478)	(12,315)

Balance end of period	43,556	48,539
Less current portion	32,250	30,697

Non-current deferred revenue	$11,306	$17,842

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

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment under EITF 03-1. The FASB directed the staff to issue FASB Staff Position Paper (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”), superseding EITF 03-1. FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance. FSP 115-1 will be effective for other-than-temporary impairment analyses conducted in periods beginning after December 15, 2005.

As substantially all of our investments are investment grade government and corporate debt securities that have maturities of less than 3 years, and we have both the ability and intent to hold the investments until maturity, we do not expect FSP 115-1 to have a material impact on our financial position and results of operations.

Accounting for Electronic Equipment Waste Obligations

In June 2005, the FASB issued FSP No FAS 143-1, Accounting for Electronic Equipment Waste Obligations (“FSP 143-1”). FSP 143-1 provides guidance in accounting for obligations associated with Directive 2002/96/EC (the “Directive”) on Waste Electrical and Electronic Equipment adopted by the European Union. FAS 143-1 is required to be applied to the later of the first reporting period ending after June 6, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which we have significant operations. The Directive distinguishes between “new” and “historical” waste. New waste relates to products put on the market after August 13, 2005. FSP 143-1 directs commercial users to apply the provisions of FASB Statement No. 143, Accounting for Asset Retirement Obligations, and the related FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, for the measurement and recognition of the liability and asset retirement obligation associated with the historical waste management requirements of the Directive. Additionally, FSP 143-1 provides guidance for the accounting by producers for the financing of the obligations of historical waste held by private households.

We adopted FAS 143-1 in the first quarter of fiscal 2006 and concluded that no significant liability had been incurred as of October 2, 2005. We are continuing to analyze the impact of the Directive, and FSP 143-1, on our financial position and results of operations as additional EU member countries adopt the Directive.

Separate from the requirements of FSP 143-1, we believe that the internal cost of compliance with the Directive, and the liability associated with new waste obligations, which according to the Directive is to be borne solely by the producers of the new equipment, was not significant for the quarter ended October 2, 2005, but could be significant in the future.

2. Stock-Based Compensation

On July 4, 2005, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”). Prior to July 4, 2005, we accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25 no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted FAS 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the quarter ended October 2, 2005 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 4, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and b) compensation cost for all share-based payments granted subsequent to July 4, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The results for the prior periods have not been restated.

As a result of adopting FAS 123R in the quarter ended October 2, 2005, our net income for the first quarter of fiscal 2006 is $1.9 million lower than if we had continued to account for share-based compensation under APB 25 as we did in the comparable prior year period. Basic and diluted earnings per share for the quarter ended October 2, 2005 would have been $0.05 and $0.05, respectively, if we had not adopted FAS 123R, compared to reported basic and diluted earnings per share of $0.04 and $0.03, respectively. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock based compensation cost as a result of the full valuation allowance on our net deferred tax assets and our net operating loss carryforwards. The total compensation cost capitalized in inventory was less than $0.1 million in the first quarter of fiscal 2006. Stock-based compensation cost of less than $0.1 million was recognized in expense for the three months ended September 26, 2004.

As of October 2, 2005, we have the following share-based compensation plans:

1999 Employee Stock Purchase Plan

In January 1999, the Board of Directors approved the adoption of Extreme Network’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 7,000,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to acquire shares of our common stock through periodic payroll deductions of up to 15% of total compensation. No more than 625 shares may be purchased on any purchase date per employee. Each offering period has a maximum duration of 12 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or on the last day of the respective purchase period. Through October 2, 2005, 5,530,479 shares had been purchased under the Purchase Plan. As of October 2, 2005, the total unrecognized compensation cost related to the Purchase Plan was $0.4 million and is expected to be recognized over a weighted average period of approximately six months.

Amended 1996 Stock Option Plan

In January 1999, the Board of Directors approved an amendment to the 1996 Stock Option Plan (the “1996 Plan”) to (i) increase the share reserve by 10,000,000 shares, (ii) to remove certain provisions which are required to be in option plans maintained by California privately-held companies and (iii) to rename the 1996 Plan as the “Amended 1996 Stock Option Plan.”

Under the 1996 Plan, which was originally adopted in September 1996, options may be granted for common stock, pursuant to actions by the Board of Directors, to eligible participants. A total of 56,387,867 shares have been reserved under the 1996 Plan. Options granted are exercisable as determined by the Board of Directors. Options vest over a period of time as determined by the Board of Directors, generally four years. Options have a contractual term of ten years. The term of the 1996 Plan is ten years, and the termination date for the plan is September 2006. As of October 2, 2005, 14,891,470 shares were available for future grant under the 1996 Plan.

2000 Stock Option Plan

In March 2000, the Board of Directors adopted the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”). Options may be granted for common stock, pursuant to actions by the Board of Directors, to eligible participants. Generally, only non-officer employees are eligible to participate in the 2000 Plan, except that options may be granted to officers under this plan in connection with written offers of employment. A total of 4,000,000 shares have been reserved under the 2000 Plan. Options vest over a period of time as determined by the Board of Directors, generally four years. Options have a contractual term of ten years. The term of the 2000 Plan is ten years. As of October 2, 2005, 2,942,822 shares were available for future grant under the 2000 Plan.

2001 Stock Option Plan

In May 2001, the Board of Directors adopted the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”). Options may be granted for common stock, pursuant to actions by the Board of Directors, to eligible participants. Generally, only non-officer employees are eligible to participate in the 2001 Plan, except that options may be granted to officers under this plan in connection with written offers of employment. A total of 4,000,000 shares have been reserved under the 2001 Plan. Options vest over a period of time as determined by the Board of Directors, generally four years. Options have a contractual term of ten years. The term of the 2001 Plan is ten years. As of October 2, 2005, 1,934,921 shares were available for future grant under the 2001 Plan.

The following table summarizes stock option activity during the first quarter of fiscal 2006 under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Options outstanding at July 3, 2005	21,138	$6.87
Granted	2,979	$4.47
Exercised	(121)	$3.85
Canceled	(1,224)	$7.62

Options outstanding at October 2, 2005	22,772	$6.53	7.87	$3,838

Exercisable at October 2, 2005	15,041	$7.22	7.80	$2,815

As of October 2, 2005, there was $7.4 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.5 years. The total intrinsic value of options exercised in the first quarter of fiscal 2006 and fiscal 2005 was $0.1 million and $0.4 million, respectively. The fair value of options vested in the first quarter of fiscal 2006 is $1.6 million.

A summary of the status of our non-vested shares as of October 2, 2005 and changes during the first quarter of fiscal 2006, is presented below.

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value
Non-vested shares at July 3, 2005	33	$6.28
Granted	105	4.89
Vested	(21)	5.73
Canceled	—	—

Non-vested shares at October 2, 2005	117	$5.13

During the first quarter of fiscal 2006, we granted non-vested stock awards under the 2001 Plan for 105,000 shares of common stock with a weighted average grant date fair value per share of $4.89. The shares were placed in an escrow account and will be released to the recipients as the shares vest over periods of up to twenty-four months. If a participant terminates employment prior to the vesting dates, the unvested shares will be canceled and returned to the 2001 Plan. We recognize compensation expense on the awards over the vesting period based on an intrinsic value calculation as of the date of grant. As of October 2, 2005, there was approximately $0.5 million in unrecognized compensation costs related to non-vested stock. This cost is expected to be recognized over a weighted-average period of approximately 1.25 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on both the implied volatilities from traded options on our stock and historical volatility on our stock.

For options granted prior to July 4, 2005, and valued in accordance with FAS 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility on our stock; we used the graded vested method for expense attribution; and we recognized option forfeitures as they occurred as allowed by FAS 123.

For options granted after July 3, 2005, and valued in accordance with FAS 123R, we used the straight-line method for expense attribution, and we estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rate in the first quarter of fiscal 2006, based on our historical forfeiture experience, is approximately 20%.

	Stock Option Plans		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Expected life	2.6 yrs	2.5 yrs	0.6 yrs	0.9 yrs
Risk-free interest rate	3.95%	2.50%	3.69%	1.65%
Volatility	62%	88%	45%	59%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The Black-Scholes-Merton option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been materially different from that depicted above and below. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

The weighted-average grant-date per share fair value of options granted in the first quarter of fiscal 2006 and fiscal 2005 was $1.86 and $2.58, respectively. The weighted-average estimated per share fair value of shares granted under the Purchase Plan in the first quarter of fiscal 2006 and fiscal 2005 was $1.45 and $1.89, respectively.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123 to options granted under our stock option plans, non-vested stock awards granted and shares issued under the Purchase Plan in the first quarter of fiscal 2005. For purposes of pro forma disclosures, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods; using the graded vested method. The following pro forma information sets forth our net income (loss) and net income (loss) per share assuming that we had used the FAS 123 fair value method in accounting for employee stock options and purchases during the first quarter of fiscal 2005 (in thousands, except per share amounts):

Three Months Ended
September 26, 2004
Net income – as reported	$4,126
Add: APB 25 stock-based employee compensation expense, as reported, net of tax	77
Less: Stock-based compensation expense determined under fair value based method, net of tax	(6,799)

Pro forma net loss	$(2,596)

Basic net income (loss) per share:
As reported	$0.03

Pro forma	$(0.02)

Diluted net income (loss) per share:
As reported	$0.03

Pro forma	$(0.02)

3. Commitments, Contingencies and Leases

Line of Credit

We have a revolving line of credit for $10.0 million with a major lending institution. Borrowings under this line of credit bear interest at the bank’s prime rate. As of October 2, 2005, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of October 2, 2005, we had letters of credit totaling $0.8 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of October 2, 2005. The line of credit expires on January 26, 2006.

Purchase Commitments

We currently have arrangements with one contract manufacturer and other suppliers for the manufacture of our products. Our arrangements allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by us. We are obligated to the purchase of long lead-time component inventory that our contract manufacturer procures in accordance with the forecast, unless we give notice of order cancellation outside of applicable component lead-times. As of October 2, 2005, we had non-cancelable commitments to purchase approximately $23.3 million of such inventory during the second quarter of fiscal 2006.

Legal Proceedings

On June 21, 2005, Enterasys Networks, Inc. filed suit against Extreme Networks and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Delaware, Civil Action No.05-11298 DPW. The complaint alleges willful infringement of U. S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560, 236, and seeks a judgment: (a) determining that we have willfully infringed each of the patents; (b) permanently enjoining us from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) awarding damages and a “reasonable royalty” to be determined at trial; (d) awarding trebled damages; (e) awarding attorneys fees, costs and interest; and (f) awarding equitable relief at the court’s discretion. We intend to vigorously defend against Enterasys’ assertions, which we believe to be without merit.

On May 27, 2003, Lucent filed suit against Extreme Networks and Foundry in the United States District Court for the District of Delaware, Civil Action No. 03-508. The complaint alleged willful infringement of U.S. Patent Nos. 4,769,810, 4,769,811, 4,914,650, 4,922,486 and 5,245,607. The Judge split the case into three parts to be tried separately: phase 1 to cover infringement, willfulness and damages; phase 2 to cover invalidity; and phase 3 to cover equitable defenses and Extreme’s counterclaims. On May 9, 2005, a jury in Delaware awarded Extreme a phase 1 verdict of non-infringement on 18 out of the 19 claims asserted. The jury did award Lucent damages of approximately $275,000 on the remaining claim; which covers a feature that is not offered in Extreme’s current product line. The parties each filed post-trial motions; and on August 16, 2005, the judge granted Lucent’s motion for a new trial, ruling that Extreme impermissibly introduced to the jury evidence of its prior relationship with Lucent. Extreme filed a motion for reconsideration, which is pending before the judge. The new trial on phase 1 and the remaining phases have not yet been scheduled for trial. Extreme intends vigorously to defend against Lucent’s claims and the judge’s ruling, and to try the remainder of the case.

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

4. Comprehensive Income

Comprehensive income was as follows (in thousands):

	Three Months Ended
	October 2, 2005	September 26, 2004
Net income	$4,353	$4,126
Other comprehensive income (loss):
Unrealized gain (loss) on investments:
Change in net unrealized gain (loss) on investments	(351)	1,125
Less: Net gain on investments realized and included in net income	—	26

Net unrealized gain (loss) on investments	(351)	1,099
Unrealized gain on derivatives	(1)	1
Foreign currency translation adjustments	(135)	(24)

Total comprehensive income	$3,866	$5,202

5. Income Taxes

We recorded an income tax provision of $0.5 million and $0.8 million for the first quarter of fiscal 2006 and the first quarter of fiscal 2005, respectively. The income tax provision for the first quarter of fiscal 2006 and 2005 reflects an effective tax rate of 10% and 15%, respectively, which differs from the statutory tax rate due to benefits to U.S. taxes from net operating loss carryforwards and tax credit carryforwards, offset by the tax impact of income from foreign operations.

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

The valuation allowance was calculated in accordance with the provisions of SFAS 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain. Our most recent three year history of losses, as of the date of the establishment of the valuation allowance, represented sufficient negative evidence to require a full valuation allowance against our net deferred tax assets under SFAS 109. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

6. Net Income Per Share

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	October 2, 2005	September 26, 2004
Net income	$4,353	$4,126

Weighted-average shares of common stock outstanding	123,018	120,644
Less: Weighted-average shares subject to repurchase	—	(8)

Weighted-average shares used in per share calculation — basic	123,018	120,636
Incremental shares using the treasury stock method	1,736	2,740

Weighted-average shares used in per share calculation — diluted	124,754	123,376

Net income per share – basic	$0.04	$0.03

Net income per share – diluted	$0.03	$0.03

The following table sets forth potential shares of common stock that are not included in the diluted net income per share calculation above because to do so would be antidilutive for the periods (in thousands):

	Three Months Ended
	October 2, 2005	September 26, 2004
Out-of-the-money stock options outstanding	19,785	17,687
Convertible subordinated notes	9,542	9,542

Total potential shares of common stock excluded from the computation of earnings per share	29,327	27,229

The computation of diluted net income per share for the first fiscal quarter of 2006 and 2005 excludes the impact of the conversion of the convertible subordinated notes, which are convertible into approximately 9.5 million shares of common stock, as the impact of adding back to income the after tax interest expense associated with the convertible subordinated notes, and including the impact of the common shares to be issued, would be anti-dilutive in these periods.

Stock options outstanding with an exercise price higher than our average stock price for the periods presented (“Out-of-the-money stock options”) are excluded from the calculation of diluted net income per share since the effect would have been anti-dilutive under the treasury stock method.

7. Restructuring Liabilities

As of October 2, 2005, restructuring liabilities were $18.5 million and consisted of obligations under excess facility operating leases, net of projected future sublease receipts. The excess facility charge was initially recognized during fiscal 2002 to permanently reduce occupancy or vacate certain domestic and international facilities. At several of the facilities, we have not yet been able to find suitable tenants to sublease the facilities. The commercial real estate market in these areas continues to be weak. The actual cost could differ from this estimate, and additional facilities charges could be incurred if we are unsuccessful in negotiating reasonable termination fees on certain facilities, if facility operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities or if other estimates and assumptions change.

Activity with respect to restructuring liabilities is as follows (in thousands):

October 2, 2005
Balance at July 3, 2005	$19,956
Cash payments	(1,482)

Balance at October 2, 2005	18,474
Less: current portion	6,232

Restructuring liabilities at October 2, 2005, less current portion	$12,242

8. Subsequent Event

On October 20, 2005 our Board of Directors authorized the repurchase of up to $50 million of our common stock. This authorization will expire in October 2007. The repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions as well as applicable legal and other considerations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations regarding results of operations, our ability to expand our market penetration, our ability to expand our distribution channels, customer acceptance of our products, our ability to meet the expectations of our customers, product demand and revenue, cash flows, product gross margins, our expectations to continue to develop new products and enhance existing products, our expectations on warranty expenses, our expectations regarding the amount of our research and development expenses, our expectations relating to our selling, general and administrative expenses, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expectations concerning the availability of products from suppliers and contract manufacturers, anticipated product costs and sales prices, our expected income tax rate, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding the estimates of excess facilities, and our expectations regarding materials and inventory management. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the section entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-Q and other filings we have made with the Securities and Exchange Commission.

Business Overview

We develop and sell a family of modular and stackable network infrastructure equipment and offer related service contracts for extended warranty and maintenance agreements. Substantially all of our revenue is derived from the sale of networking equipment and the related service contracts. We believe that understanding the following key developments is helpful to an understanding of our operating results for the first quarter of fiscal 2006.

Increased Product Breadth

We believe that continued success in the marketplace will depend on our ability to develop new and enhanced products employing leading-edge technology. We recently introduced several new products that allow for the continued deployment of secure, converged networks as well as the expansion of the ExtremeWare® XOS™ operating system from the core to the edge of the network. The following products have been introduced since the beginning of fiscal 2005: the BlackDiamond 8800 modular switch, a next generation Layer 3 chassis switch for converged networks; the Summit 400-24p fixed switch featuring Power over Ethernet (PoE) Gigabit ports to support IP phones as well as UniStack stacking capabilities to manage multiple devices as one; the Summit 300-24 switch, a Unified Access switch designed for the edge of the network with lower port densities and support for Wireless LANs; and the Summit X450 fixed switch, the first fixed device featuring the ExtremeWare® XOS™ operating system and IPv6 capabilities. Extreme also announced during fiscal 2005 its first network security device, Sentriant, an automated threat detection, containment and mitigation device utilizing the CLEAR-Flow network security rules engine.

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

Business Environment

Throughout fiscal 2003 and early 2004, the primary factor that impacted our operations and financial performance was weak demand for networking equipment resulting from the continuing weakness of the global and U.S. economies. Weak economic conditions persisted through most of fiscal 2004, but beginning in the third quarter of fiscal 2004, we began to see evidence of strengthening demand for our products. In fiscal 2005 and the first quarter of fiscal 2006, we continued to generate revenue growth, although not each and every quarter, and not in all geographic markets. While it is too early to determine if this slow improvement in demand will continue, we believe that industry demand is stabilizing and is showing signs of returning to positive growth.

Expanded Focus on Service Offering

Extreme’s service offering is primarily the provision of service contracts for extended warranty and maintenance agreements related to our networking equipment. To a lesser extent, the service revenue includes professional services related to the design and installation of data networks and training. In the first quarter of fiscal 2006, we continued to focus our service sales efforts on increasing the number of service contracts sold with new equipment and on securing renewals on expiring contracts. Service revenue increased by 15.0% in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005, and represented 16.3% of total revenues in the first quarter of fiscal 2006 compared to 14.6% in the first quarter of fiscal 2005. Cost of service revenue increased by $0.5 million in the first quarter of fiscal 2006 to $8.7 million and service gross margins improved to 45.6% in the first quarter of fiscal 2006 from 40.9% in the first quarter of fiscal 2005.

Stock-Based Compensation

On July 4, 2005, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”). As a result of adopting Statement 123R in the quarter ended October 2, 2005, our net income for the first fiscal quarter of 2006 is $1.9 million lower than if we had continued to account for share-based compensation under APB 25 as we did in the comparable prior year period. Basic and diluted earnings per share for the quarter ended October 2, 2005 would have been $0.05 and $0.05, respectively, if we had not adopted FAS123R, compared to reported basic and diluted earnings per share of $0.04 and $0.03, respectively. See Note 2 to Notes to the Condensed Consolidated Financial Statements.

Results of Operations

Our operations and financial performance have been affected by the economic factors described above, and given the strengthening demand for our products during the first quarter of fiscal 2006 and fiscal 2005, we were able to achieve the following results:

•	Net revenues of $97.9 million, an increase of 3% from net revenues of $95.1 million in the first quarter of fiscal 2005.

•	Service revenue of $16.0 million, an increase of 15.0% from service revenue of $13.9 million in the first quarter of fiscal 2005.

•	Total gross margin of 54.4% (54.7% of net revenues, excluding stock-based compensation of $0.3 million) of net revenues, up from 53.2% in the first quarter of fiscal 2005.

•	Net income of $4.4 million ($6.2 million, an increase of 51%, excluding stock-based compensation of $1.9 million), an increase of 5.5% from net income of $4.1 million in the first quarter of fiscal 2005.

•	Cash flow from operations was $10.8 million in the first fiscal quarter of 2006. Cash and cash equivalents, short-term investments and marketable securities increased by $9.9 million in the first quarter of fiscal 2006 to $450.3 million as of October 2, 2005.

Net Revenues

The following table presents net product and service revenues for the first quarter of fiscal 2006 and fiscal 2005 (dollars in thousands):

	Three months ended
	October 2, 2005	% of Net Revenues	September 26, 2004	% of Net Revenues
Net Revenues:
Product	$81,917	83.7%	$81,172	85.4%
Service	16,005	16.3%	13,914	14.6%

Total net revenues	$97,922	100.0%	$95,086	100.0%

Net revenues were $97.9 million in the first quarter of fiscal 2006 and $95.1 million in the first quarter of fiscal 2005, representing an increase of 3.0% in the first quarter of fiscal 2006 from the first quarter of fiscal 2005.

Product revenue increased to $81.9 million for the first quarter of fiscal 2006 from $81.2 million for the first quarter of fiscal 2005, an increase of $0.7 million. This increase was primarily due to an increase in the volume of units sold, offset by lower unit prices due to a change in the geographic mix of revenue.

Service revenue increased to $16.0 million for the first quarter of fiscal 2006 from $13.9 million for the first quarter of fiscal 2005, an increase of $2.1 million, or 15.0%. This increase was primarily due to an increase in the number of service contracts outstanding which resulted from a focused sales and marketing effort to increase the number of contracts sold with equipment and in obtaining contract renewals, and increases in our installed base of equipment.

The following table presents the total net revenue geographically for the first quarter of fiscal 2006 and fiscal 2005 (dollars in thousands):

	Three months ended
	October 2, 2005	% of Net Revenues	September 26, 2004	% of Net Revenues
Net Revenues:
United States	$45,116	46.1%	$39,844	41.9%
Europe, Middle East and Africa	30,073	30.7%	25,200	26.5%
Japan	10,729	11.0%	18,200	19.1%
Other	12,004	12.2%	11,842	12.5%

Total net revenues	$97,922	100.0%	$95,086	100.0%

Sales of products and services outside the United States accounted for approximately 54% of our business in the first quarter of fiscal 2006, compared to 58% in the first quarter of fiscal 2005. Revenue outside the U.S., as a percentage of total net revenue, in the first quarter of fiscal 2006 decreased by 4% compared to the year-ago quarter due primarily to a decrease in revenue in Japan as a result of lower demand for networking products within the service provider segment. Total net revenue in Europe, Middle East and Africa increased in the current quarter over the prior year quarter following the recent trend of improved demand in that geographic region. We expect that export sales will continue to represent a significant portion of net revenue, although export sales may fluctuate as a percentage of net revenue. Substantially all sales transactions are denominated in United States dollars.

We rely upon multiple channels of distribution, including two-tiered distribution in which large distributors purchase our product and make it available to resellers. Revenue through the distributor channel as a percentage of total product revenue was 33% in the first quarter of fiscal 2006 and 32% in the first quarter of fiscal 2005. The level of sales to any one customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. One customer, who is a distributor of our products, accounted for 11% of our net revenue for the first quarter of fiscal 2005. No customer accounted for greater than 10% of our net revenue for the first quarter of fiscal 2006.

Cost of Revenues and Gross Margin

The following table presents the gross margin on product and service revenues and the gross margin percentage of product and service revenues for the first quarter of fiscal year 2006 and fiscal 2005 (dollars in thousands):

	Three months ended
	October 2, 2005	% of Revenue	September 26, 2004	% of Revenue
Gross margin:
Product	$45,991	56.1%	$44,870	55.3%
Service	7,297	45.6%	5,686	40.9%

Total gross margin	$53,288	54.4%	$50,556	53.2%

Gross margin was $53.3 million in the first quarter of fiscal 2006 and $50.6 million in the first quarter of fiscal 2005, representing an increase of 5.4% in the first quarter of fiscal 2006 from the first quarter of fiscal 2005. Gross margin as a percentage of net revenues was 54.4% and 53.2% in the first quarter of fiscal 2006 and the first quarter of fiscal 2005, respectively. Gross margin included a $0.3 million charge for stock-based compensation in the first fiscal quarter of 2006, and excluding this charge, gross margin was $53.6 million, or 54.7% of net revenue.

Cost of product revenue includes costs of raw materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans and document control. Product gross margin in the first quarter of fiscal 2006 was $46.0 million, representing 56.1% of product revenues as compared to $44.9 million in the first quarter of fiscal 2005, or 55.3% of product revenue. The increase in product gross margin as a percentage of product revenues was primarily due to lower per-unit product costs due to a shift in product mix, lower warranty costs of $1.4 million primarily due to a $1.1 million charge in the first fiscal quarter of 2005 related to a change in the method used to estimate warranty return rates, offset by an increase of $0.6 million charge for the settlement of a contractual purchase commitment with a vendor. Stock-based compensation cost included in cost of product revenue in the first quarter of 2006 was approximately $0.2 million. The cost of product revenue in the first quarter of fiscal 2005 includes $0.5 million of expense related to product engineering. This department expense is classified as Research and Development expenses in the first quarter of fiscal 2006 to better align costs with functional activities.

Cost of product revenue in all periods includes the cost of our manufacturing overhead. We outsource substantially all of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, document control and repairs at our facility in Santa Clara, California. Accordingly, a significant portion of our cost of product revenue consists of payments to our contract manufacturer, Flextronics International, Ltd. located in San Jose, California, and Guadalajara, Mexico.

Our cost of service consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross margin in the first quarter of fiscal 2006 was $7.3 million, representing 45.6% of service revenues as compared to $5.7 million in the first quarter of fiscal 2005, or 40.9% of service revenue. The increase in service gross margin in the first quarter of fiscal 2006 was primarily due to an increase in service revenue, offset by a smaller increase in the cost of service revenue, due primarily to an increase in service operations overhead, including approximately $0.1 million of stock-compensation, while the costs associated with processing repairs and replacements remained constant.

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

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses increased to $25.9 million for the first quarter of fiscal 2006 from $23.2 million for the first quarter of fiscal 2005, an increase of $2.7 million. This increase was primarily due to increased payroll and related personnel expenses of $1.3 million, increased expenses of $0.3 million from the inclusion of an additional department to better align costs with functional activities (previously included under General & Administrative expenses in fiscal 2005), increased professional fees of $0.4 million, and stock-based compensation expense of $0.8 million, offset partially by a decrease in marketing and promotional expenses of $0.3 million. The level of our sales and marketing spending in the future, in dollars and as a percentage of net revenues will depend on many factors, including most importantly the rate at which we expand our sales force and the rate at which our net revenues increase.

Research and Development Expenses

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses increased to $16.3 million for the first quarter of fiscal 2006 from $15.4 million for the first quarter of fiscal 2005, an increase of $0.9 million. This increase was primarily due to increased expenses of $0.4 million from the inclusion of an additional department to better align costs with functional activities (previously included under Cost of Product Revenue in fiscal 2005) and stock compensation expense of $0.5 million. We expense all research and development costs as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and as a result, we expect research and development expenses to increase in absolute dollars.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, legal fees, professional fees and other general corporate expenses. General and administrative expenses increased to $7.2 million for the first quarter of fiscal 2006 from $7.1 million for the first quarter of fiscal 2005, an increase of $0.1 million. This increase was primarily due to increases in payroll and related personnel expenses of $0.4 million, increased bad debt expense of $0.6 million, higher professional fees of $0.4 million associated with compliance with the Sarbanes-Oxley Act of 2002 and stock compensation expense of $0.3 million, offset by decreased legal fees of $1.1 million associated with litigation in fiscal 2005, and decreased expenses of $0.3 million from the transfer of a department to Sales and Marketing in fiscal 2005. Legal expenses related to intellectual property litigation are expected to continue but at lower levels than in fiscal 2005. Expenses as a result of compliance with the Sarbanes-Oxley Act of 2002, and Section 404 thereof, are expected to continue at similar or slightly lower levels than fiscal 2005.

Amortization of Deferred Stock Compensation

Amortization of deferred stock compensation was zero in the first quarter of fiscal 2006 as compared to $0.1 million for the first quarter of fiscal 2005. Deferred stock compensation was fully amortized by the end of the third quarter of fiscal 2005. Amortization of deferred stock compensation was attributable to unvested stock options subject to forfeiture issued to employees that we assumed in conjunction with acquisitions during fiscal 2001. Deferred stock compensation was amortized as charges to operations, using the graded method, over the vesting periods of the individual stock options, generally four years. Upon termination of an employee, the amount of expense recognized under the graded vesting method that was in excess of the amount actually earned was reversed. For the first quarter of fiscal 2005, there were no reversals of excess compensation expense related to terminated employees.

Other Income, Net

Other income, net increased to $0.9 million for the first quarter of fiscal 2006 from $0.1 million for the first quarter of fiscal 2005, an increase of $0.8 million. This increase is attributed to increased interest income of $0.8 million due to an increase in average interest rates and to a lesser extent, an increase in available investment balances due to positive cash flow from operations.

Provision for Income Taxes

The provisions for income taxes of $0.5 million and $0.8 million for the first quarter of fiscal 2006 and the first quarter of fiscal 2005, respectively, were recorded for estimated taxes due on income generated in certain state and foreign tax jurisdictions. The estimated effective tax rates were 10% and 15% in the first fiscal quarters of 2006 and 2005, respectively, which differs from the statutory tax rate due to benefits to U.S. taxes from net operating loss carryforwards and tax credit carryforwards, offset by the tax impact on income from foreign operations. The effective tax rate is estimated based on estimated full year earnings, and may be subject to revision during fiscal 2006.

We have provided a full valuation allowance for our net deferred tax assets. We initially recorded this charge during fiscal 2003 in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which places greater weight on previous cumulative losses than the outlook for future profitability when determining whether deferred tax assets can be realized. Based upon our most recent three-year history of losses, as of the date of determining the charge, and relying on other guidance specified in SFAS 109, we determined that it was appropriate to establish a full valuation allowance against our deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements included in our Form 10-K for the year ended July 3, 2005. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies have been discussed with the audit committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three months ended October 2, 2005 compared to those discussed in our Annual Report of Form 10-K for the year ended July 3, 2005, except for the adoption of Financial Accounting Standards Board Statement No. 123(R), Share-based Payment.

Share-based Payments

On July 4, 2005, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”). Prior to July 4, 2005, we accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). . In accordance with APB 25 no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted FAS 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the quarter ended October 2, 2005 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 4, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to July 4, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The results for the prior periods have not been restated.

We have provided certain pro forma information excluding the effect of stock-based compensation expenses because such information may facilitate the comparison by investors of our results with companies that have not adopted FAS 123R, and of our current results with our results in prior periods. We use these pro forma comparisons in measuring and evaluating the results of our business, particularly in making comparisons to the performance of competitors and to our performance in prior periods. We believe that choices of valuation methodologies and the application of judgment required in applying any model will lead to disparities between companies in the effect of applying FAS 123R and that pro forma comparisons may provide an additional useful method of evaluating our results without such variability. We believe the use of GAAP measures as well as pro forma measures avoids these limitations.

As a result of adopting Statement 123R in the quarter ended October 2, 2005, our net income for the first fiscal quarter of 2006 is $1.9 million lower than if we had continued to account for share-based compensation under APB 25 as we did in the comparable prior year period. Basic and diluted earnings per share for the quarter ended October 2, 2005 would have been $0.05 and $0.05, respectively, if we had not adopted FAS 123R, compared to reported basic and diluted earnings per share of $0.04 and $0.03, respectively. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock based compensation cost as a result of the full valuation allowance on our net deferred tax assets and our net operating loss carryforwards. Total compensation cost capitalized in inventory was less than $0.1 million in the first quarter of fiscal 2006. Stock-based compensation cost of less than $0.1 million was recognized in the Statement of Operations for the three months ended September 26, 2004.

Share-based compensation recognized in the financial statements by line item caption is as follows (dollars in thousands):

	Three months ended
	October 2, 2005	September 26, 2004
Cost of product revenue	$170	$—
Cost of service revenue	108	—
Sales and marketing	782	12
Research and development	525	3
General and administrative	285	—
Amortization of deferred stock compensation	—	62

Total share-based compensation expense	1,870	77
Share-based compensation cost capitalized in inventory	24	—

Total share-based compensation cost	$1,894	$77

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the table in Note 2. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on both the implied volatilities from traded options on our stock and historical volatility on our stock.

For options granted prior to July 4, 2005, and valued in accordance with FAS 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility on our stock; we used the graded vested method for expense attribution, and we recognized option forfeitures as they occurred as allowed by FAS 123.

For options granted after July 3, 2005, and valued in accordance with FAS 123R, we used the straight-line method for expense attribution and, we estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rate in the first quarter of fiscal 2006, based on our historical forfeiture experience, is approximately 20%.

The Black-Scholes-Merton option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions used in calculating the fair value of share-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our stock-based compensation expense could have been materially different. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

In the fourth quarter of fiscal 2005, the compensation committee of the Board of Directors approved the acceleration of vesting of certain unvested stock options with exercise prices equal to or greater than $7.00 per share previously awarded to employees, including executive officers, and directors. Options to purchase approximately 4,544,000 shares of common stock were subject to acceleration. In accordance with APB 25, no compensation expense was required to be recorded in our consolidated statement of operations in fiscal 2005 in connection with the acceleration of the vesting of these options, as the exercise price of the employee stock options was higher than the market price of our stock on the date of the modification of the options. We believe that such options had limited economic value and were not offering sufficient incentive to the employees when compared to the potential future expense of approximately $11.4 million that would have been required to be recorded in future periods under FAS 123R had the options not been accelerated.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities increased to $450.3 million at October 2, 2005 from $440.4 million at July 3, 2005, an increase of $9.9 million. This increase was primarily due to cash provided by operating activities of $10.8 million and proceeds from issuance of common stock of $1.4 million, partially offset by capital expenditures of $2.0 million, and an increase in the unrealized loss on investments of $0.4 million.

We generated $10.8 million in cash from operations in the first quarter of fiscal 2006. Net income was $4.4 million and included significant non-cash charges including depreciation of $3.2 million, $1.9 million in stock-based compensation expense and warrant amortization expense of $1.9 million. Accounts receivable, net decreased to $30.1 million at October 2, 2005 from $30.8 million at July 3, 2005. Days sales outstanding (“DSO”) in receivables decreased to 28 days at October 2, 2005 from 29 days at July 3, 2005. The decrease in our accounts receivable and days sales outstanding were primarily due to improved linearity of shipments and timing of collections. Net inventory levels decreased to $21.4 million at October 2, 2005 from $25.9 million at July 3, 2005. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence because of declining demand, rapidly changing technology and customer requirements. Deferred revenue decreased to $45.6 million at October 2, 2005 from $50.5 million at July 3, 2005. This decrease was due primarily to the first quarter being a seasonally low quarter for service contract renewals.

We have a revolving line of credit for $10.0 million with a major lending institution. As of October 2, 2005, there were no outstanding borrowings under this facility. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of October 2, 2005, we had letters of credit totaling $0.8 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of October 2, 2005. The line of credit expires on January 26, 2006. It is our intention to renew this line of credit when it expires.

In December 2001, we completed a private placement of $200.0 million of convertible subordinated notes. The notes mature on December 1, 2006. Interest is payable semi-annually at 3.5% per annum. The notes are convertible at the option of the holders into our common stock at an initial conversion price of $20.96 per share, subject to adjustment. The notes are redeemable in cash at our option at an initial redemption price of 101.4% of the principal amount between December 2004 and November 2005; 100.7% of the principal amount between December 2005 and November 2006; and 100% thereafter. Each holder of the notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of the principal amount plus accrued interest upon a change of control of ownership of Extreme Networks, as defined in the offering circular. Instead of paying the repurchase price in cash, we may, if we satisfy certain conditions, elect to pay the repurchase price in common stock valued at 95% of the average of the closing prices of our common stock for the five trading days immediately preceding and including the third trading day prior to the repurchase date.

On October 20, 2005 our Board of Directors authorized the repurchase of up to $50 million of our common stock. This authorization will expire in October 2007. We expect to repurchase stock over the next twelve months, primarily through open market purchases. The repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions as well as applicable legal and other considerations.

We own our corporate headquarters in Santa Clara, California. The campus is located on approximately 16 acres of property in an area that may ultimately be suitable for residential development. In future periods we may explore marketing this property for sale. The feasibility of rezoning the property to residential, the timing of any potential sale, or whether we could obtain a satisfactory valuation of the property is uncertain. In the event that we were to conclude a sale of the property, we would be required to relocate to alternative facilities in the Santa Clara area.

The following summarizes our contractual obligations (including interest payments) at October 2, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	After Three Years
Contractual Obligations:
Convertible subordinated notes	$210,500	$7,000	$203,500	$—	$—
Non-cancelable inventory Purchase commitments	23,340	23,340	—	—	—
Non-cancelable operating lease obligations	32,735	8,646	12,724	7,684	3,681
Other non-cancelable purchase commitments	7,300	3,800	3,000	500	—

Total contractual cash obligations	$273,875	$42,786	$219,224	$8,184	$3,681

We did not have any material commitments for capital expenditures as of October 2, 2005. Other non-cancelable purchase commitments represent OEM and technology agreements. We did not have any off-balance sheet arrangements as of October 2, 2005.

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

We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Grow Our International Sales Depends on Successfully Expanding Our International Operations

International sales constitute a significant portion of our net revenues. Our ability to grow will depend in part on the continued expansion of international sales. Sales to customers outside of the United States accounted for approximately 54% and 58% of our net revenues for the first quarter of fiscal 2006 and the first quarter of fiscal 2005, respectively. Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

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

Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment

At October 2, 2005, two customers each accounted for more than 10% of our accounts receivable balance. Some of our customers are likely to experience serious cash flow problems and, as a result, may find it difficult to obtain financing, if financing is available at all. If our customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment of, the amounts that they owe us. In the fourth quarter of fiscal 2005, one large distributor in Europe became delinquent in its payments to us due to cash flow problems and difficulty in obtaining financing. Although, this customer has committed to honor its obligations to us, we increased our receivable allowance to fully cover this customer’s outstanding balance.

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

If a Key Reseller, Distributor, or Other Significant Customer Cancels or Delays a Large Purchase, Our Net Revenues May Decline and the Price of Our Stock May Fall

To date, a limited number of resellers, distributors and other customers have accounted for a significant portion of our revenue. One distributor of Extreme products accounted for 11% of our net revenue for the first quarter of fiscal 2005. No customer accounted for greater than 10% of our net revenue for the first quarter of fiscal 2006. In addition, while no other distributor or customer has accounted for 10% or more of revenue in the recent fiscal years, sales to several distributors represent a high percentage of our sales. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected.

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

We May Be Unable to Reasonably Anticipate Whether a Change in Our Process Will Have a Material Affect on Our Internal Control Over Financial Reporting

As we improve our controls and procedures in our ongoing effort to improve our business systems, we may be required to make changes to our internal control over financial reporting. We may be unable to reasonably anticipate, both during the period in which such changes are made and at the time we file the periodic reports covering such period, that such changes will have a material affect on our internal control over financial reporting. If we are unable to reasonably anticipate such material affect, it will have an adverse effect on our ability to accurately report our changes in internal control over financial reporting.

If In the Future We Are Unable To Favorably Assess The Effectiveness Of Our Internal Control Over Financial Reporting, or If Our Independent Registered Accounting Firm Is Unable To Provide An Unqualified Attestation Report On Our Assessment, Our Stock Price Could Be Adversely Affected

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We expect to incur significant expenses and dedicate significant management resources towards Section 404 compliance on an ongoing basis. In the event that our executive officers or independent registered public accounting firm determine in the future that our internal controls over financial reporting are not effective as defined under Section 404, investor confidence and our stock price could be adversely affected.

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

In particular, in December 2004 the Financial Accounting Standards Board issued a statement requiring companies to record stock option grants as compensation expense in their income statements. This statement was effective beginning with this first quarter of fiscal 2006. The methodology for expensing such stock options is based on, among other things, the historical volatility of the underlying stock and the expected life of our stock options. Our stock price has been historically volatile. Therefore, the adoption of this accounting standard has, and will continue to, negatively impact our profitability and may adversely impact our stock price. In addition, our adoption of this standard could limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees.

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

We Have Entered into Long-Term Lease Agreements for Several Facilities that are Currently Vacant and May be Difficult to Sublease due to Current Real Estate Market Conditions

We have certain long-term real estate lease commitments carrying future obligations for non-cancelable lease payments. Reductions in our workforce and the restructuring of operations since fiscal 2002 have resulted in the need to consolidate certain of these leased facilities, located primarily in Northern California, for which we recorded excess facilities charges of approximately $6.5 million in fiscal 2004, and $9.6 million in fiscal 2003. For more information, see Note 7 of Notes to Consolidated Financial Statements. We continue to attempt to sublease certain of these facilities and have estimated the amount of sublease income to offset the carrying costs of these facilities when establishing our excess facilities charges. However, we may not be able to sublease these facilities at the times or on the terms we anticipated when we took the excess facilities charge and therefore if the market does not improve, we may incur additional charges in the future. In addition, we may incur additional charges for excess facilities as a result of additional reductions in our workforce or future restructuring of operations. We will continue to be responsible for all carrying costs of these facilities until such time as we can sublease these facilities or terminate the applicable leases based on the contractual terms of the lease agreements, and these costs may have an adverse effect on our business, operating results and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents, short-term investments, marketable securities and long-term debt that are subject to market risk by range of expected maturity and weighted-average interest rates as of October 2, 2005. This table does not include money market funds because those funds are generally not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
Included in cash and cash equivalents	$4,649			$4,649	$4,649
Weighted average interest rate	3.80%
Included in short-term investments	$101,732	$153,965		$255,697	$255,697
Weighted average interest rate	3.50%	2.54%
Included in marketable securities			$122,037	$122,037	$122,037
Weighted average interest rate			3.26%
Long-term debt			$200,000	$200,000	$195,000
Weighted-average interest rate			3.50%

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

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). At October 2, 2005, these forward foreign currency contracts had a notional principal amount of $5.7 million (fair value of $11,000). These contracts have maturities of less than 60 days.

Additionally, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS 133. At October 2, 2005, we held foreign currency forward contracts with a notional principal amount of $9.7 million (fair value of $178,000). These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction gains and losses from operations, including the impact of hedging, were a loss of $0.1 million in the first quarter of fiscal 2006 and the first quarter of fiscal 2005.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that our disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, in order to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported by us within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Controls. We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout our organization. However, there has been no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

On June 21, 2005, Enterasys filed suit against Extreme Networks and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Delaware, Civil Action No.05-11298 DPW. The complaint alleges willful infringement of U. S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560, 236, and seeks a judgment: (a) determining that we have willfully infringed each of the patents; (b) permanently enjoining us from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) awarding damages and a “reasonable royalty” to be determined at trial; (d) awarding trebled damages; (e) awarding attorneys fees, costs and interest; and (f) awarding equitable relief at the court’s discretion. We intend to vigorously defend against Enterasys’ assertions, which we believe to be without merit.

On May 27, 2003, Lucent filed suit against Extreme Networks and Foundry in the United States District Court for the District of Delaware, Civil Action No. 03-508. The complaint alleged willful infringement of U.S. Patent Nos. 4,769,810, 4,769,811, 4,914,650, 4,922,486 and 5,245,607. The judge split the case into three parts to be tried separately: phase 1 to cover infringement, willfulness and damages; phase 2 to cover invalidity; and phase 3 to cover equitable defenses and our counterclaims. On May 9, 2005, a jury in Delaware awarded us a verdict in the phase 1 trial of non-infringement on 18 out of the 19 claims asserted. The jury did award Lucent damages of approximately $275,000 on the remaining claim; which covers a feature that is not offered in our current product line. The parties each filed post-trial motions; and on August 16, 2005, the judge granted Lucent’s motion for a new trial, ruling that Extreme impermissibly introduced to the jury evidence of its prior relationship with Lucent. Extreme filed a motion for reconsideration, which is pending before the judge. The new trial on phase 1 and the remaining phases of the trial have not yet been scheduled. We intend to vigorously defend against Lucent’s claims and the judge’s current ruling, and to try the remainder of the case.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders – None

Item 5. Other Information – None

Item 6. Exhibits

a)	Exhibits:

10.8	2006 Executive Incentive Bonus Plan

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC.
(Registrant)

/S/ WILLIAM R. SLAKEY
WILLIAM R. SLAKEY
Senior Vice President and Chief Financial Officer

November 9, 2005