Form 10-Q
period 2006-01-01
EXTREME NETWORKS INC
filed 2006-02-09
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 1, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at

January 20, 2006 was 121,718,688.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JANUARY 1, 2006

Part I. Financial Information

Item 1. Financial Statements

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 1, 2006	July 3, 2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$86,636	$127,470
Short-term investments	280,522	127,889
Accounts receivable, net	33,585	30,778
Inventories, net	21,935	25,943
Prepaid expenses and other current assets	6,529	12,410

Total current assets	429,207	324,490
Property and equipment, net	47,945	50,438
Marketable securities	89,117	185,045
Other assets	21,198	23,641

TOTAL ASSETS	$587,467	$583,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,244	$18,283
Accrued compensation and benefits	14,068	14,032
Restructuring liabilities	6,069	6,066
Lease liability	—	471
Accrued warranty	7,022	7,471
Deferred revenue	37,480	36,688
Convertible subordinated notes	200,000	—
Other accrued liabilities	19,656	21,893

Total current liabilities	306,539	104,904
Restructuring liabilities, less current portion	10,853	13,890
Deferred revenue, less current portion	9,873	13,785
Deferred income taxes	817	757
Other long-term liabilities	2,266	2,266
Convertible subordinated notes	—	200,000
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock and capital in excess of par value	699,317	693,158
Treasury stock	(6,809)	—
Accumulated other comprehensive loss	(3,133)	(2,887)
Accumulated deficit	(432,256)	(442,259)

Total stockholders’ equity	257,119	248,012

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$587,467	$583,614

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2006	December 26, 2004	January 1, 2006	December 26, 2004
Net revenues:
Product	$76,998	$85,763	$158,915	$166,935
Service	15,789	14,538	31,794	28,452

Total net revenues	92,787	100,301	190,709	195,387

Cost of revenues:
Product (1)	33,517	37,957	69,443	74,259
Service (1)	8,488	8,387	17,196	16,615

Total cost of revenues	42,005	46,344	86,639	90,874

Gross margin:
Product	43,481	47,806	89,472	92,676
Service	7,301	6,151	14,598	11,837

Total gross margin	50,782	53,957	104,070	104,513

Operating expenses:
Sales and marketing (1)	23,962	23,766	49,878	46,996
Research and development (1)	15,670	14,858	31,933	30,257
General and administrative (1)	6,052	7,539	13,227	14,662
Amortization of deferred stock compensation (1)	—	5	—	67

Total operating expenses	45,684	46,168	95,038	91,982

Operating income	5,098	7,789	9,032	12,531
Other income, net	1,427	3,616	2,356	3,754

Income before income taxes	6,525	11,405	11,388	16,285
Provision for income taxes	875	1,455	1,385	2,209

Net income	$5,650	$9,950	$10,003	$14,076

Net income per share – basic	$0.05	$0.08	$0.08	$0.12

Net income per share – diluted	$0.05	$0.08	$0.08	$0.11

Shares used in per share calculation - basic	123,007	121,042	123,013	120,839

Shares used in per share calculation - diluted	124,806	124,390	124,762	123,853

(1) Includes stock-based compensation expense as follows:

Cost of product revenue	$196	$—	$366	$—
Cost of service revenue	92	—	200	—
Sales and marketing	594	13	1,376	25
Research and development	442	91	967	94
General and administrative	250	—	535	—
Amortization of deferred stock compensation	—	5	—	67

Total stock-based compensation expense	$1,574	$109	$3,444	$186

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	January 1, 2006	December 26, 2004
Cash flows from operating activities:
Net income	$10,003	$14,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,097	8,657
Provision for doubtful accounts	716	—
Provision for excess and obsolete inventory	155	260
Deferred income taxes	60	150
Amortization of warrant	2,667	3,783
Amortization of deferred stock compensation	—	67
Loss on disposal of assets	—	50
Stock-based compensation	3,444	—
Net changes in operating assets and liabilities:
Accounts receivable	(2,298)	2,161
Inventories	3,854	3,083
Prepaid expenses and other current assets and other assets	4,431	(2,524)
Accounts payable	3,961	3,566
Accrued compensation and benefits	37	1,417
Restructuring liabilities	(3,034)	(3,261)
Lease liability	(471)	(942)
Accrued warranty	(449)	(204)
Deferred revenue	(3,120)	(5,612)
Other accrued liabilities	(2,550)	(3,332)

Net cash provided by operating activities	23,503	21,395

Cash flows from investing activities:
Capital expenditures	(3,604)	(3,402)
Purchases of investments	(167,590)	(196,309)
Sales and maturities of investments	110,951	188,822

Net cash used in investing activities	(60,243)	(10,889)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,715	2,872
Repurchase of common stock	(6,809)	—

Net cash provided by (used in) financing activities	(4,094)	2,872

Net increase (decrease) in cash and cash equivalents	(40,834)	13,378
Cash and cash equivalents at beginning of period	127,470	59,164

Cash and cash equivalents at end of period	$86,636	$72,542

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at January 1, 2006. The results of operations for the second quarter of fiscal 2006 are not necessarily indicative of the results that may be expected for fiscal 2006 or any future periods.

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

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventories, which are net of an allowance for excess and obsolete inventory (which we determine primarily based on future demand forecasts) of $4.5 million and $4.8 million at January 1, 2006 and July 3, 2005, respectively, consist of (in thousands):

	January 1, 2006	July 3, 2005
Raw materials	$7	$369
Finished goods	21,928	25,574

Total	$21,935	$25,943

Sales to Distributors

We defer recognition of revenue on all sales to distributors until the distributor successfully resells the product, typically to an authorized reseller. Distributors regularly provide us their “sales-out” reports for this purpose. Until it is sold, inventory held by distributors is included in our reported finished goods inventory and was $3.5 million and $3.7 million at January 1, 2006 and July 3, 2005, respectively. The accounts receivable owed us by distributors, net of the deferred revenue from sales to distributors, is recorded in prepaid expenses and other current assets, as reflected in the following table (in thousands):

	January 1, 2006	July 3, 2005
Accounts receivable, net of allowance for doubtful accounts of $1,844 ($619 at July 3, 2005)	$18,498	$23,249
Deferred revenue	(16,310)	(16,779)

Net, included in Prepaid expenses and other current assets	$2,188	$6,470

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

We have determined that the requirements of FIN 45 apply to our standard product warranty liability. The following table summarizes the activity related to our product warranty liability during the six months ended January 1, 2006 and December 26, 2004 (in thousands):

	Six Months Ended
	January 1, 2006	December 26, 2004
Balance beginning of period	$7,471	$8,297
New warranties issued	5,582	5,719
Warranty expenditures	(6,031)	(7,051)
Change in estimate	—	1,128

Balance end of period	$7,022	$8,093

Our standard hardware warranty period is typically 12 months from the date of shipment to end-users. Upon shipment of products to our customers, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability in cost of product revenue for this amount. The determination of our warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust these accruals at each balance sheet date in accordance with changes in these factors. The change in estimate in the six months of fiscal 2005 results from a change in the method we used to accumulate warranty return rates. There was no change in estimate for the first six months of fiscal 2006.

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

Deferred Support Revenue

We offer renewable support arrangements, including extended warranty contracts, to our customers that range generally from one to five years. The change in our deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Six Months Ended
	January 1, 2006	December 26, 2004
Balance beginning of period	$47,849	$50,178
New support arrangements	25,905	21,695
Recognition of support revenue	(29,014)	(25,381)

Balance end of period	44,740	46,492
Less current portion	34,867	30,537

Non-current deferred revenue	$9,873	$15,955

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

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment under EITF 03-1. In November 2005, the FASB issued FASB Staff Position Paper (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”), superseding EITF 03-1. FSP 115-1 replaced the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance. FSP 115-1 will be effective for other-than-temporary impairment analyses conducted in periods beginning after December 15, 2005.

As substantially all of our investments are investment grade government and corporate debt securities that have maturities of less than 3 years, and we have both the ability and intent to hold the investments until maturity, we do not expect FSP 115-1 to have a material impact on our financial position and results of operations.

Accounting for Electronic Equipment Waste Obligations

In June 2005, the FASB issued FSP No. FAS 143-1, Accounting for Electronic Equipment Waste Obligations (“FSP 143-1”). FSP 143-1 provides guidance in accounting for obligations associated with Directive 2002/96/EC (the “Directive”) on Waste Electrical and Electronic Equipment adopted by the European Union. FAS 143-1 is required to be applied to the later of the first reporting period ending after June 6, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which we have significant operations. The Directive distinguishes between “new” and “historical” waste. New waste relates to products put on the market after August 13, 2005. FSP 143-1 directs commercial users to apply the provisions of FASB Statement No. 143, Accounting for Asset Retirement Obligations, and the related FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, for the measurement and recognition of the liability and asset retirement obligation associated with the historical waste management requirements of the Directive. Additionally, FSP 143-1 provides guidance for the accounting by producers for the financing of the obligations of historical waste held by private households.

We adopted FAS 143-1 in the first quarter of fiscal 2006 and concluded that no significant liability had been incurred as of January 1, 2006. We are continuing to analyze the impact of the Directive, and FSP 143-1, on our financial position and results of operations as additional EU member countries adopt the Directive.

Separate from the requirements of FSP 143-1, we believe that the internal cost of compliance with the Directive, and the liability associated with new waste obligations, which according to the Directive is to be borne solely by the producers of the new equipment, was not significant for the quarter and six months ended January 1, 2006, but could be significant in the future.

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

We adopted FAS 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the six months ended January 1, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 4, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and b) compensation cost for all share-based payments granted subsequent to July 4, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The results for the prior periods have not been restated.

As a result of adopting FAS 123R on July 4, 2005 our net income for the second quarter and six months ended January 1, 2006 is $1.6 million and $3.4 million lower, respectively, than if we had continued to account for share-based compensation under APB 25 as we did in the comparable prior year periods. Diluted earnings per share for the quarter and six months ended January 1, 2006 would have been $0.06 and $0.11, respectively, if we had not adopted FAS 123R, compared to reported diluted earnings per share of $0.05 and $0.08, respectively. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock based compensation cost as a result of the full valuation allowance on our net deferred tax assets and our net operating loss carryforwards. The total compensation cost capitalized in inventory was less than $0.1 million as of January 1, 2006. Stock-based compensation cost of $0.1 million and $0.2 million was recognized in expense in accordance with APB 25 for the three and six month periods ended December 26, 2004, respectively.

As of January 1, 2006, we have the following share-based compensation plans:

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted by our Board of Directors on October 20, 2005, and approved by stockholders on December 2, 2005. The 2005 Plan replaces the 1996 Stock Option Plan (the “1996 Plan”), 2000 Stock Plan (the “2000 Plan”) and 2001 Stock Plan (the “2001 Plan”).

Under the 2005 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based or cash-based awards to employees and consultants. The 2005 Plan also authorizes the grant of awards of stock options, stock appreciation rights, restricted stock and restricted stock units to non-employee members of the board of directors and deferred compensation awards to officers, directors and certain management or highly compensated employees. The 2005 Plan authorizes the issuance of up to 12,000,000 shares of our common stock, and up to 11,000,000 shares subject to awards that remain outstanding under the 1996 Plan, 2000 Plan and 2001 Plan as of December 2, 2005 and which subsequently terminate without having been exercised or which are forfeited, will be added to the shares available under the 2005 Plan. As of January 1, 2006, 22,929,600 shares were available for future grant under the 2005 Plan.

1999 Employee Stock Purchase Plan

In January 1999, the Board of Directors approved the adoption of Extreme Network’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”). On December 2, 2005, the stockholders approved an amendment to the Purchase Plan to increase the maximum number of shares of common stock that may be issued under the plan by 5,000,000 to a total of 12,000,000 shares. The Purchase Plan permits eligible employees to acquire shares of our common stock through periodic payroll deductions of up to 15% of total compensation. No more than 625 shares may be purchased on any purchase date per employee. Each offering period has a maximum duration of 12 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or on the last day of the respective purchase period. Through January 1, 2006, 5,756,531 shares had been purchased under the Purchase Plan. As of January 1, 2006, the total unrecognized compensation cost related to the Purchase Plan was $0.2 million and is expected to be recognized over a weighted average period of approximately five months.

Amended 1996 Stock Option Plan

In January 1999, the Board of Directors approved an amendment to the 1996 Stock Option Plan (the “1996 Plan”) to (i) increase the share reserve by 10,000,000 shares, (ii) to remove certain provisions which are required to be in option plans maintained by California privately-held companies and (iii) to rename the 1996 Plan as the “Amended 1996 Stock Option Plan.”

Under the 1996 Plan, which was originally adopted in September 1996, options may be granted for common stock, pursuant to actions by the Board of Directors, to eligible participants. A total of 56,387,867 shares were reserved under the 1996 Plan. Options granted are exercisable as determined by the Board of Directors. Options vest over a period of time as determined by the Board of Directors, generally four years. Options have a contractual term of ten years. Effective December 2, 2005, the 1996 Plan was terminated.

2000 Stock Option Plan

In March 2000, the Board of Directors adopted the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”). Options may be granted for common stock, pursuant to actions by the Board of Directors, to eligible participants. Generally, only non-officer employees are eligible to participate in the 2000 Plan, except that options may be granted to officers under this plan in connection with written offers of employment. A total of 4,000,000 shares were reserved under the 2000 Plan. Options vest over a period of time as determined by the Board of Directors, generally four years. Options have a contractual term of ten years. Effective December 2, 2005, the 2000 Plan was terminated.

2001 Stock Option Plan

In May 2001, the Board of Directors adopted the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”). Options may be granted for common stock, pursuant to actions by the Board of Directors, to eligible participants. Generally, only non-officer employees are eligible to participate in the 2001 Plan, except that options may be granted to officers under this plan in connection with written offers of employment. A total of 4,000,000 shares were reserved under the 2001 Plan. Options vest over a period of time as determined by the Board of Directors, generally four years. Options have a contractual term of ten years. Effective December 2, 2005, the 2001 Plan was terminated.

A summary of the status of our non-vested shares as of January 1, 2006 and changes during the first six months of fiscal 2006, is presented below:

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value
Non-vested shares at July 3, 2005	33	$6.28
Granted	165	4.75
Vested	(27)	6.06
Canceled	(5)	5.82

Non-vested shares at January 1, 2006	166	$4.81

During the first six months of fiscal 2006, we granted non-vested stock awards under the 2001 Plan for 164,500 shares of common stock with a weighted average grant date fair value per share of $4.75. The shares were placed in an escrow account and will be released to the recipients as the shares vest over periods of up to twenty-four months. If a participant terminates employment prior to the vesting dates, the unvested shares will be canceled and returned to the 2001 Plan. We recognize compensation expense on the awards over the vesting period based on an intrinsic value calculation as of the date of grant. As of January 1, 2006, there was approximately $0.6 million in unrecognized compensation costs related to non-vested stock. This cost is expected to be recognized over a weighted-average period of approximately 1.0 years.

The following table summarizes stock option activity during the first six months of fiscal 2006 under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000’s)
Options outstanding at July 3, 2005	21,138	$6.87
Granted	4,252	$4.50
Exercised	(317)	$3.04
Canceled	(2,363)	$7.48

Options outstanding at January 1, 2006	22,710	$6.42	7.76	$5,300

Exercisable at January 1, 2006	14,739	$7.15	7.69	$3,417

As of January 1, 2006, there was $7.7 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.5 years. The total intrinsic value of options exercised in the first six months of fiscal 2006 and fiscal 2005 was $0.5 million and $0.8 million, respectively. The fair value of options vested in the first six months of fiscal 2006 is $2.6 million.

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

For options granted prior to July 4, 2005, and valued in accordance with FAS 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility on our stock; we used the graded vesting method for expense attribution; and we recognized option forfeitures as they occurred as allowed by FAS 123.

For options granted after July 3, 2005, and valued in accordance with FAS 123R, we use the straight-line method for expense attribution, and we estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rate in the first six months of fiscal 2006, based on our historical forfeiture experience, is approximately 20%.

	Stock Option Plans								Employee Stock Purchase Plan
	Three months ended				Six months ended				Three months ended				Six months ended
	January 1, 2006		December 26, 2004		January 1, 2006		December 26, 2004		January 1, 2006		December 26, 2004		January 1, 2006		December 26, 2004
Expected life	2.2	yrs	2.5	yrs	2.5	yrs	2.5	yrs	0.7	yrs	0.6	yrs	0.7	yrs	0.9	yrs
Risk-free interest rate	4.5%		2.8%		4.1%		2.7%		4.3%		2.3%		4.0%		1.8%
Volatility	58.0%		82.0%		61.0%		84.0%		43.0%		49.0%		44.0%		57.0%
Expected dividend yield	0.0%		0.0%		0.0%		0.0%		0.0%		0.0%		0.0%		0.0%

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

The weighted-average grant-date per share fair value of options granted in the second quarter of fiscal 2006 and fiscal 2005 was $1.69 and $2.53, respectively. The weighted-average estimated per share fair value of shares granted under the Purchase Plan in the second quarter of fiscal 2006 and fiscal 2005 was $1.41 and $1.78, respectively.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123 to options granted under our stock option plans, non-vested stock awards granted and shares issued under the Purchase Plan in the three and six month periods ended December 26, 2004. For purposes of pro forma disclosures, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods; using the graded vested method. The following pro forma information sets forth our net income and net income per share assuming that we had used the FAS 123 fair value method in accounting for employee stock options and purchases during the second quarter and six months of fiscal 2005 (in thousands, except per share amounts):

	Three Months Ended December 26, 2004	Six Months Ended December 26, 2004
Net income – as reported	$9,950	$14,076
Add: APB 25 stock-based employee compensation expense, as reported, net of tax	109	186
Less: Stock-based compensation expense determined under fair value based method, net of tax	(5,585)	(12,384)

Pro forma net income	$4,474	$1,878

Basic net income per share:
As reported	$0.08	$0.12

Pro forma	$0.04	$0.02

Diluted net income per share:
As reported	$0.08	$0.11

Pro forma	$0.04	$0.02

3. Commitments and Contingencies

Stock Repurchase Program

On October 20, 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock. This authorization will expire in October 2007. In the quarter ended January 1, 2006, we repurchased approximately 1.4 million shares for approximately $6.8 million. We expect to repurchase stock over the next twelve months, primarily through open market purchases. The repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions as well as applicable legal and other considerations.

Line of Credit

We have a revolving line of credit for $10.0 million with a major lending institution. Borrowings under this line of credit bear interest at the bank’s prime rate. As of January 1, 2006, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of January 1, 2006, we had letters of credit totaling $0.8 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of January 1, 2006. The line of credit expires on January 25, 2007.

Purchase Commitments

We currently have arrangements with one contract manufacturer and other suppliers for the manufacture of our products. Our arrangements allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by us. We are obligated to the purchase of long lead-time component inventory that our contract manufacturer procures in accordance with the forecast, unless we give notice of order cancellation outside of applicable component lead-times. As of January 1, 2006, we had non-cancelable commitments to purchase approximately $18.5 million of such inventory during the third quarter of fiscal 2006.

Legal Proceedings

On December 27, 2006, Broadband Office Inc. (“Broadband”) served an amended complaint, adding Extreme Networks as a defendant in its lawsuit against Technology Credit Corporation (“TCC”) and Key Equipment Finance, Inc., seeking recovery of an alleged preferential payment in the amount of approximately $0.8 million plus interest, purportedly paid by Broadband to TCC within ninety days prior to Broadband’s petition for bankruptcy protection. Extreme disputes that it owes any money to Broadband, and intends to vigorously defend against the claims.

On June 21, 2005, Enterasys filed suit against Extreme Networks and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Delaware, Civil Action No.05-11298 DPW. The complaint alleges willful infringement of U. S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560, 236, and seeks a judgment: (a) determining that we have willfully infringed each of the patents; (b) permanently enjoining us from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) awarding damages and a “reasonable royalty” to be determined at trial; (d) awarding trebled damages; (e) awarding attorneys fees, costs and interest; and (f) awarding equitable relief at the court’s discretion. The Markman hearing has been scheduled for January 2007. We intend to vigorously defend against Enterasys’ assertions, which we believe to be without merit.

On May 27, 2003, Lucent filed suit against Extreme Networks and Foundry in the United States District Court for the District of Delaware, Civil Action No. 03-508. The complaint alleged willful infringement of U.S. Patent Nos. 4,769,810, 4,769,811, 4,914,650, 4,922,486 and 5,245,607. The judge split the case into three parts to be tried separately: phase 1 to cover infringement, willfulness and damages; phase 2 to cover invalidity; and phase 3 to cover equitable defenses and our counterclaims. On May 9, 2005, a jury in Delaware awarded us a verdict in the phase 1 trial of non-infringement on 18 out of the 19 claims asserted. The jury did award Lucent damages of approximately $275,000 on the remaining claim; which covers a feature that is not offered in our current product line. The parties each filed post-trial motions; and on August 16, 2005, the judge granted Lucent’s motion for a new trial, ruling that Extreme impermissibly introduced to the jury evidence of its prior relationship with Lucent. Extreme’s motion for reconsideration was denied. The new trial on phase 1 has been scheduled for September 18, 2006 and the remaining phases of the trial have not yet been scheduled. We intend to vigorously defend against Lucent’s claims, which we continue to believe to be without merit.

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

4. Comprehensive Income

Comprehensive income was as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 1, 2006	December 26, 2004	January 1, 2006	December 26, 2004
Net income	$5,650	$9,950	$10,003	$14,076
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments:
Net unrealized gain (loss) on investments	435	(1,149)	83	(24)
Less: Net gain (loss) on investments realized and included in interest income	(17)	13	(17)	39

Net unrealized gain (loss) on investments	418	(1,162)	66	(63)
Net unrealized loss on derivatives	(11)	(1)	(12)	—
Foreign currency translation adjustments	(166)	364	(300)	340

Total comprehensive income	$5,891	$9,151	$9,757	$14,353

5. Income Taxes

We recorded an income tax provision of $0.9 million and $1.5 million for the second quarter of fiscal 2006 and the second quarter of fiscal 2005, respectively. We recorded an income tax provision of $1.4 million and $2.2 million for the six months ended January 1, 2006 and December 26, 2004, respectively. The effective tax rates were 13% and 13% for the three months ended January 1, 2006 and December 26, 2004, respectively, and 12% and 14% for the six months ended January 1, 2006 and December 26, 2004, respectively. The effective tax rates in all periods differ from the statutory tax rate due to benefits to U.S. taxes from net operating loss carryforwards and tax credit carryforwards, offset by the tax impact of income from foreign operations.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	January 1, 2006	December 26, 2004	January 1, 2006	December 26, 2004
Net income	$5,650	$9,950	$10,003	$14,076

Weighted-average shares of common stock outstanding	123,007	121,045	123,013	120,844
Less: Weighted-average shares subject to repurchase	—	(3)	—	(5)

Weighted-average shares used in per share calculation — basic	123,007	121,042	123,013	120,839
Incremental shares using the treasury stock method	1,799	3,348	1,749	3,014

Weighted-average shares used in per share calculation — diluted	124,806	124,390	124,762	123,853

Net income per share — basic	$0.05	$0.08	$0.08	$0.12

Net income per share — diluted	$0.05	$0.08	$0.08	$0.11

The following table sets forth potential shares of common stock that are not included in the diluted net income per share calculation above because to do so would be antidilutive for the periods (in thousands):

	Three Months Ended		Six Months Ended
	January 1, 2006	December 26, 2004	January 1, 2006	December 26, 2004
Out-of-the-money stock options outstanding	19,818	14,720	19,939	15,848
Convertible subordinated notes	9,542	9,542	9,542	9,542

Total potential shares of common stock excluded from the computation of earnings per share	29,360	24,262	29,481	25,390

The computation of diluted net income per share for the second fiscal quarter and first six months of fiscal 2006 and 2005 excludes the impact of the conversion of the convertible subordinated notes, which are convertible into approximately 9.5 million shares of common stock, as the impact of adding back to income the after tax interest expense associated with the convertible subordinated notes, and including the impact of the common shares to be issued, would be anti-dilutive in these periods.

Stock options outstanding with an exercise price higher than our average stock price for the periods presented (“Out-of-the-money stock options”) are excluded from the calculation of diluted net income per share since the effect would have been anti-dilutive under the treasury stock method.

7. Restructuring Liabilities

As of January 1, 2006, restructuring liabilities were $16.9 million and consisted of obligations under excess facility operating leases, net of projected future sublease receipts. The excess facility charge was initially recognized during fiscal 2002 to permanently reduce occupancy or vacate certain domestic and international facilities. At several of the facilities, we have not yet been able to find suitable tenants to sublease the facilities. The commercial real estate market in these areas continues to be weak. The actual cost could differ from this estimate, and additional facilities charges could be incurred if we are unsuccessful in negotiating reasonable termination fees on certain facilities, if facility operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities or if other estimates and assumptions change.

Activity with respect to restructuring liabilities is as follows (in thousands):

January 1, 2006
Balance at July 3, 2005	$19,956
Cash payments	(3,034)

Balance at January 1, 2006	16,922
Less: current portion	6,069

Restructuring liabilities at January 1, 2006, less current portion	$10,853

8. Alliance with Avaya

On October 30, 2003, Extreme Networks and Avaya Inc. entered into a strategic alliance to jointly develop and market converged communications solutions, by executing a Joint Development Agreement, and a Distribution Agreement under which Avaya is entitled to resell Extreme Networks products. Extreme issued to Avaya a warrant with a ten-year expiration period to purchase up to 2,577,794 shares of Extreme Networks common stock at a price of $0.01 per share, with Avaya having the right to exercise the warrant with respect to one third of such shares 90 days after the date of the agreements, and the remaining shares become exercisable based upon the completion of certain milestones by Avaya. Even if the milestones are not completed, however, the warrant will become fully exercisable for all shares 90 days prior to the expiration of the warrant. Avaya exercised the warrant with respect to one third of the shares subject to the warrant on March 17, 2004 and, accordingly, approximately 859,000 shares of our common stock were issued to Avaya on that date. Avaya exercised the warrant with respect to the second third of the shares subject to the warrant on August 8, 2005 and, accordingly, approximately 859,000 shares of our common stock were issued to Avaya on that date.

We engaged an independent valuation firm to assist us in estimating the fair value of the warrant and to assist us with the allocation of the fair value to the two agreements entered into. The independent valuation firm estimated the fair value of the warrant at $22.7 million, which has been allocated $17.9 million to the Joint Development Agreement and $4.8 million to the distribution agreement based on the assumptions by management related to the projected revenue and expenses for the respective agreements. The fair value of the warrant, net of accumulated amortization, is recorded in other assets in our consolidated balance sheets. The warrant values assigned to the respective agreements are being amortized over the terms of the agreements.

On October 31, 2005, the Joint Development Agreement was amended to, among other things, extend the term one additional year. The estimated amortization period was changed in the second quarter of fiscal 2006 to extend the amortization period over the remaining term of the amended Joint Development Agreement. The amortization of the warrant cost related to the Joint Development Agreement recorded as research and development expense was $1.0 million in the second quarter of fiscal 2006, as compared to $1.5 million in second quarter of fiscal 2005. On October 14, 2004, the Distribution Agreement was amended to, among other things, extend the term by one additional year. During the quarter ended January 1, 2006, we determined that the amortization period for the portion of the warrant value assigned to the Distribution Agreement should have been extended when the term of the Distribution Agreement was extended in October 2004. We recorded the cumulative adjustment to the amortization of approximately $0.5 million in the quarter ended January 1, 2006. We concluded that the effect of this adjustment was not material to the affected prior annual or interim periods. The adjustment increased our second quarter fiscal 2006 revenues and net income by approximately $0.5 million and $0.4 million (zero per diluted share), respectively. The amortization of the warrant value related to the Distribution Agreement, recorded as a reduction of product revenue, was $0.1 million in the second quarter of fiscal 2006 (excluding the impact of the adjustment described above), compared to $0.3 million in the second quarter of fiscal 2005.

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

Business Overview

We develop and sell a family of modular and stackable network infrastructure equipment and offer related service contracts for extended warranty and maintenance agreements. Substantially all of our revenue is derived from the sale of networking equipment and the related service contracts. We believe that understanding the following key developments is helpful to an understanding of our operating results for the second quarter of fiscal 2006.

Increased Product Breadth

We believe that continued success in the marketplace will depend on our ability to develop new and enhanced products employing leading-edge technology. In the past two years, we introduced several new products that allow for the continued deployment of secure, converged networks as well as the expansion of the ExtremeWare® XOS™ operating system from the core to the edge of the network. The following products have been introduced since the beginning of fiscal 2005: the BlackDiamond 8800 modular switch, a next generation Layer 3 chassis switch for converged networks; the Summit 400-24p fixed switch featuring Power over Ethernet (PoE) Gigabit ports to support IP phones as well as UniStack stacking capabilities to manage multiple devices as one; the Summit 300-24 switch, a Unified Access switch designed for the edge of the network with lower port densities and support for Wireless LANs; and the Summit X450 fixed switch, the first fixed device featuring the ExtremeWare® XOS™ operating system and IPv6 capabilities. Extreme also announced during fiscal 2005 its first network security device, Sentriant, an automated threat detection, containment and mitigation device utilizing the CLEAR-Flow network security rules engine.

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

In October 2003, we announced our comprehensive strategic alliance with Avaya, Inc. to jointly develop and market converged communications solutions. The alliance brings together Avaya’s global market leadership in IP voice and telephony with Extreme’s expertise in high performance IP data network infrastructure. Under the Joint Development Agreement the companies are developing next generation, standards-based technologies in the areas of network management and provisioning, Quality of Service, security, and network resilience. Additionally, Avaya is selling, servicing and supporting Extreme’s entire portfolio of data networking products through their worldwide sales organization and the Avaya Global Services organization.

Business Environment

Throughout fiscal 2003 and early 2004, the primary factor that impacted our operations and financial performance was weak demand for networking equipment resulting from the continuing weakness of the global and U.S. economies. Weak economic conditions persisted through most of fiscal 2004, but beginning in the third quarter of fiscal 2004, we began to see evidence of strengthening demand for our products. In fiscal 2005 we continued to generate revenue growth, although not each and every quarter, and not in all geographic markets. In fiscal 2006, we continue to experience inconsistent trends in revenue growth quarter to quarter and across geographic markets.

Expanded Focus on Service Offering

Extreme’s service offering is primarily the provision of service contracts for extended warranty and maintenance agreements related to our networking equipment. To a lesser extent, the service revenue includes professional services related to the design and installation of data networks and training. In the second quarter of fiscal 2006, we continued to focus our service sales efforts on increasing the number of service contracts sold with new equipment and on securing renewals on expiring contracts. Service revenue increased by 8.6% in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005, and represented 17.0% of total revenues in the second quarter of fiscal 2006 compared to 14.5% in the second quarter of fiscal 2005. Cost of service revenue increased by $0.1 million in the second quarter of fiscal 2006 to $8.5 million and service gross margins improved to 46.2% in the second quarter of fiscal 2006 from 42.3% in the second quarter of fiscal 2005.

Stock-Based Compensation

On July 4, 2005, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”). As a result of adopting Statement 123R in fiscal 2006, our net income for the quarter and six months ending January 1, 2006 is $1.6 million and $3.4 million lower, respectively, than if we had continued to account for share-based compensation under APB 25 as we did in the comparable prior year period. Diluted earnings per share for the quarter and six months ended January 1, 2006 would have been $0.06 and $0.11, respectively, if we had not adopted FAS123R, compared to reported basic and diluted earnings per share of $0.05 and $0.08, respectively. See Note 2 to Notes to the Condensed Consolidated Financial Statements.

Results of Operations

Our operations and financial performance have been affected by the economic factors described above, and during the second quarter of fiscal 2006 and fiscal 2005, we were able to achieve the following results:

•	Net revenues of $92.8 million, a decrease of 7.5% from net revenues of $100.3 million in the second quarter of fiscal 2005.

•	Service revenue of $15.8 million, an increase of 8.6% from service revenue of $14.5 million in the second quarter of fiscal 2005.

•	Total gross margin of 54.7% of net revenues (55.0% of net revenues, excluding stock-based compensation of $0.3 million), up from 53.8% in the second quarter of fiscal 2005.

•	Net income of $5.6 million ($7.2 million, a decrease of 27.4%, excluding stock-based compensation of $1.6 million), a decrease of 43.2% from net income of $10.0 million in the second quarter of fiscal 2005. During the second quarter of fiscal 2005, we recognized $3.9 million in other income from the relief of a foreign consumption tax obligation.

•	Cash flow from operating activities was $23.5 million in the six months ending January 1, 2006. Cash and cash equivalents, short-term investments and marketable securities increased by $15.9 million in the six months ending January 1, 2006 to $456.3 million. We began to implement our share repurchase program authorized by the board of directors in the first quarter of fiscal 2006 by repurchasing approximately 1.4 million shares for $6.8 million in the second quarter of fiscal 2006.

Net Revenues

The following table presents net product and service revenues for the three and six month periods of fiscal 2006 and fiscal 2005 (dollars in thousands):

	Three months ended January 1, 2006		Three months ended December 26, 2004		Six months ended January 1, 2006		Six months ended December 26, 2004
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net Revenues:
Product	$76,998	83.0%	$85,763	85.5%	$158,915	83.3%	$166,935	85.4%
Service	15,789	17.0%	14,538	14.5%	31,794	16.7%	28,452	14.6%

Total net revenues	$92,787	100.0%	$100,301	100.0%	$190,709	100.0%	$195,387	100.0%

Net revenues were $92.8 million in the second quarter of fiscal 2006 and $100.3 million in the second quarter of fiscal 2005, representing a decrease of 7.5% in the second quarter of fiscal 2006 from the second quarter of fiscal 2005. Net revenues were $190.7 million in the six month period ended January 1, 2006 and $195.4 million in the six-month period ended December 26, 2004, representing a decrease of 2.4%.

Product revenue was $77.0 million for the second quarter of fiscal 2006 compared to $85.8 million for the second quarter of fiscal 2005, a decrease of 10.2%. Product revenue was $158.9 million in the six-month period of fiscal 2006 compared to $166.9 million in fiscal 2005, a decrease of 4.8%. The decrease in product revenue in both the second quarter and six month periods of fiscal 2006 as compared to fiscal 2005 was primarily due to a decrease in the volume of units sold in the second quarter of fiscal 2006, primarily from a decline in sales in the United States. Product revenue in the second quarter of fiscal 2006 benefited by $0.6 million in lower amortization of the warrant, as compared to the prior year quarter, due to the change in the estimated amortization period resulting from the extension of the Avaya distribution agreement. The change in geographic mix of revenue, with a higher percentage of total revenue derived from sales in the Asia Pacific region where discounts are traditionally higher, has caused slightly lower average unit prices.

Service revenue increased to $15.8 million for the second quarter of fiscal 2006 from $14.5 million for the second quarter of fiscal 2005, an increase of $1.3 million, or 8.6%. Service revenue increased to $31.8 million for the six month period ended January 1, 2006 from $28.5 million for the six-month period ended December 26, 2004, an increase of 11.8%. These increases were primarily due to an increase in the number of service contracts outstanding which resulted from a focused sales and marketing effort to increase the number of contracts sold with equipment and in obtaining contract renewals, and increases in our installed base of equipment.

The following table presents the total net revenue geographically for the three and six month periods ending January 1, 2006 and December 26, 2004 (dollars in thousands):

	Three months ended January 1, 2006		Three months ended December 26, 2004		Six months ended January 1, 2006		Six months ended December 26, 2004
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net Revenues:
United States	$31,908	34.4%	$43,434	43.3%	$77,025	40.4%	$83,278	42.6%
Europe, Middle East and Africa	31,404	33.9%	29,900	29.8%	61,477	32.2%	55,100	28.2%
Japan	10,973	11.8%	17,000	17.0%	21,702	11.4%	35,200	18.0%
Other	18,501	19.9%	9,967	9.9%	30,504	16.0%	21,809	11.2%

Total net revenues	$92,786	100.0%	$100,301	100.0%	$190,708	100.0%	$195,387	100.0%

Sales of products and services outside the United States accounted for approximately 66% and 60% of our business in the three and six month periods ending January 1, 2006, respectively, compared to 57% in both the three and six month periods ending December 26, 2004. Revenue in the U.S. decreased by $11.5 million, or 9% of total net revenue, compared to the prior year quarter due to lower than expected demand from our customers in the enterprise networking market. Revenue outside the U.S., as a percentage of total net revenue, in the second quarter of fiscal 2006 increased by 9% compared to the year-ago quarter. Net revenue in the Other regions, primarily Asia Pacific, increased in the current quarter compared to the prior year quarter by $8.5 million or 10% of total net revenue due to a few large deals. Net revenue in Europe, Middle East and Africa increased in the current quarter over the prior year quarter following the recent trend of improved demand in that geographic region. Japan’s net revenue decreased in the current period as a result of lower demand for networking products within the service provider segment. Net revenue outside the United States, increased by 2% as a percentage to total net revenue in the six-month period ended January 1, 2006 as compared to the same prior year period due to the same trends noted above for the second quarter. We expect that export sales will continue to represent a significant portion of net revenue, although export sales may fluctuate as a percentage of net revenue. Substantially all sales transactions are denominated in United States dollars.

We rely upon multiple channels of distribution, including two-tiered distribution in which large distributors purchase our product and make it available to resellers. Revenue through the distributor channel as a percentage of total product revenue was 36% in the second quarter of fiscal 2006 and 31% in the second quarter of fiscal 2005. Revenue through the distributor channel as a percentage of total product revenue was 35% in the first six months of fiscal 2006 and 31% in the first six months of fiscal 2005. The level of sales to any one customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. One distributor accounted for 10% of our net revenues for the second quarter of fiscal 2006, but no customer accounted for greater than 10% of our net revenue for the second quarter of fiscal 2005. No customer accounted for greater than 10% of our net revenues for the first six months of fiscal 2006. One distributor of our products accounted for 10% of our net revenues for the first six months of fiscal 2005.

Cost of Revenues and Gross Margin

The following table presents the gross margin on product and service revenues and the gross margin percentage of product and service revenues for the second quarter and six month periods ending January 1, 2006 and December 26, 2004 (dollars in thousands):

	Three months ended January 1, 2006		Three months ended December 26, 2004		Six months ended January 1, 2006		Six months ended December 26, 2004
	$	Gross Margin %	$	Gross Margin %	$	Gross Margin %	$	Gross Margin %
Gross margin:
Product	$43,481	56.5%	$47,806	55.7%	$89,472	56.3%	$92,676	55.5%
Service	7,301	46.2%	6,151	42.3%	14,598	45.9%	11,837	41.6%

Total gross margin	$50,782	54.7%	$53,957	53.8%	$104,070	54.6%	$104,513	53.5%

Gross margin was $50.8 million in the second quarter of fiscal 2006 and $54.0 million in the second quarter of fiscal 2005, representing a decrease of 5.9%. Gross margin was $104.1 million in the first six months of fiscal 2006 compared to $104.5 million in the first six months of fiscal 2005. Gross margin as a percentage of net revenues was 54.7% and 53.8% in the second quarter of fiscal 2006 and the second quarter of fiscal 2005, respectively. Gross margin included a $0.3 million charge for stock-based compensation in the second fiscal quarter of 2006, and excluding this charge, gross margin was $51.1 million, or 55.0% of net revenue. Gross margin included a $0.6 million charge for stock-based compensation in the fiscal 2006 year to date period, and excluding this charge, gross margin was $104.6 million, or 54.9% of net revenue.

Cost of product revenue includes costs of raw materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans and document control. Product gross margin in the second quarter of fiscal 2006 was $43.5 million, representing 56.5% of product revenues as compared to $47.8 million in the second quarter of fiscal 2005, or 55.7% of product revenue. The increase in product gross margin as a percentage of product revenues was primarily due to lower per-unit product costs, and a decrease in manufacturing overhead. Product gross margin in the six months of fiscal 2006 was $89.5 million, representing 56.3% of product revenues as compared to $92.7 million in the same six month period of fiscal 2005, or 55.5% of product revenue. The increase in product gross margin as a percentage of product revenues was primarily due to lower per-unit product costs, a decrease in manufacturing overhead, lower warranty costs of $1.2 million primarily due to a $1.1 million charge in the first fiscal quarter of 2005 related to a change in the method used to estimate warranty return rates, offset by an increase of $0.6 million charge for the settlement of a contractual purchase commitment with a vendor in the first quarter of fiscal 2006. Stock-based compensation cost included in cost of product revenue was approximately $0.2 million in the second quarter of 2006, and approximately $0.4 million in the six month period ended January 1, 2006. The cost of product revenue in the second quarter and six months of fiscal 2005 includes $0.4 million and $0.9 million, respectively, of expense related to product engineering. This department expense is classified as Research and Development expenses in fiscal 2006 to better align costs with functional activities.

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

Our cost of service consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross margin in the second quarter of fiscal 2006 was $7.3 million, representing 46.2% of service revenues as compared to $6.2 million in the second quarter of fiscal 2005, or 42.3% of service revenue. Service gross margin in the six months of fiscal 2006 was $14.6 million, representing 45.9% of service revenue as compared to $11.8 million in the same six month period of fiscal 2005, or 41.6% of service revenue. The increase in service gross margin in the second quarter and year to date periods of fiscal 2006, compared to the prior year periods, was primarily due to an increase in service revenue, offset by a smaller increase in the cost of service revenue. The increase in the cost of service in the second quarter of fiscal 2006 is due to slightly higher costs associated with processing repairs and replacements. The increase in the cost of service in the six months of fiscal 2006 is due to an increase in service operations overhead and costs associated with processing repairs and replacements. Stock-based compensation expense included in the cost of service revenue was approximately $0.1 million, and $0.2 million in the three and six month periods ending January 1, 2006, respectively.

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

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in sales and marketing functions, as well as trade shows and promotional expenses. Sales and marketing expenses were $24.0 million for the second quarter of fiscal 2006 compared to $23.8 million for the second quarter of fiscal 2005, an increase of $0.2 million. The increase in the current quarterly period is due stock-based compensation of $0.6 million, $0.4 million in increased costs associated with sales conferences and increased expenses of $0.2 million from the inclusion of an additional department to better align costs with functional activities (previously included under General & Administrative expenses in fiscal 2005), offset by lower compensation costs due to lower headcount. Sales and marketing expenses were $49.9 million for the six month period of fiscal 2006 compared to $47.0 million for the six month period of fiscal 2005, an increase of $2.9 million. The increase in the six month period was primarily due to stock-based compensation of $1.4 million, increased expenses of $0.5 million from the inclusion of an additional department as described above, and increased professional fees of $0.8 million. The level of our sales and marketing spending in the future, in dollars and as a percentage of net revenues will depend on many factors, including most importantly the rate at which we expand our sales force and the rate at which our net revenues increase.

Research and Development Expenses

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses increased to $15.7 million for the second quarter of fiscal 2006 from $14.9 million for the second quarter of fiscal 2005, an increase of $0.8 million. This increase was due to an increase in engineering project expenses due to the recovery of $1.1 million of costs under a third party development agreement in the second quarter of fiscal 2005, increased expenses of $0.3 million from the inclusion of an additional department to better align costs with functional activities (previously included under Cost of Product Revenue in fiscal 2005), and stock compensation expense of $0.4 million, offset by lower information technology costs and a reduction in the amortization of the warrant issued to Avaya of $0.5 million due to the extension of the development agreement with Avaya. Research and development expenses increased to $31.9 million for the six months of fiscal 2006 from $30.3 million for the six months of fiscal 2005, an increase of $1.6 million. This increase was due to an increase in engineering project expenses due to the recovery of $1.1 million of costs under a third party development agreement in the second quarter of fiscal 2005, increased expenses of $0.7 million from the inclusion of an additional department as described above, and stock compensation expense of $1.0 million, offset by lower information technology costs and a reduction in the amortization of the warrant issued to Avaya of $0.5 million due to the extension of the agreement with Avaya. We expense all research and development costs as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and as a result, we expect research and development expenses to increase in absolute dollars.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, legal fees, professional fees and other general corporate expenses. General and administrative expenses decreased to $6.1 million for the second quarter of fiscal 2006 from $7.5 million for the second quarter of fiscal 2005, a decrease of $1.4 million. This decrease was primarily due to decreased legal fees of $1.1 million associated with litigation in fiscal 2005, decreases in payroll and related personnel expenses of $0.2 million, and decreased expenses of $0.3 million from the transfer of a department to Sales and Marketing in fiscal 2006, offset by increased stock compensation expense of $0.3 million. General and administrative expenses decreased to $13.2 million for the first six months of fiscal 2006 from $14.7 million for the first six months of fiscal 2005, a decrease of $1.5 million. This decrease was primarily due to decreased legal fees of $1.6 million associated with litigation in fiscal 2005, and decreased expenses of $0.6 million from the transfer of a department to Sales and Marketing in fiscal 2006, offset by stock compensation expense of $0.5 million. Legal expenses related to intellectual property litigation are expected to continue but at lower levels than in fiscal 2005. Expenses as a result of compliance with the Sarbanes-Oxley Act of 2002, and Section 404 thereof, are expected to continue at similar or slightly lower levels than fiscal 2005.

Amortization of Deferred Stock Compensation

Amortization of deferred stock compensation was zero in the second quarter and six months of fiscal 2006. Deferred stock compensation was fully amortized by the end of the third quarter of fiscal 2005. Amortization of deferred stock compensation was attributable to unvested stock options subject to forfeiture issued to employees that we assumed in conjunction with acquisitions during fiscal 2001. Deferred stock compensation was amortized as charges to operations, using the graded method, over the vesting periods of the individual stock options, generally four years. Upon termination of an employee, the amount of expense recognized under the graded vesting method that was in excess of the amount actually earned was reversed. For the six month period of fiscal 2005, there were no reversals of excess compensation expense related to terminated employees.

Other Income, Net

Other income, net was $1.4 million for the second quarter of fiscal 2006 compared to $3.6 million in the second quarter of fiscal 2005, a decrease of $2.2 million. In the second quarter of fiscal 2005, we recognized the receipt of a foreign consumption tax refund of $3.9 million. The second quarter of fiscal 2006 includes $1.2 million higher interest income due to higher interest rates. Other income, net was $2.4 million for the six month period of fiscal 2006 compared to $3.8 million in the six month period of fiscal 2005, a decrease of $1.4 million. This decrease is attributed to the $3.9 million relief of a foreign consumption tax obligation recognized in fiscal 2005, offset by higher interest income in the current period of approximately $2.0 million.

Provision for Income Taxes

The provisions for income taxes of $0.9 million and $1.5 million for the second quarter of fiscal 2006 and the second quarter of fiscal 2005, respectively, were recorded for estimated taxes due on income generated in certain state and foreign tax jurisdictions. The estimated effective tax rates were 13% and 13% in the second fiscal quarters of 2006 and 2005, respectively, which differs from the statutory tax rate due to benefits to U.S. taxes from net operating loss carryforwards and tax credit carryforwards, offset by the tax impact on income from foreign operations. The provisions for income taxes were

$1.4 million and $2.2 million for the second quarter of fiscal 2006 and the second quarter of fiscal 2005, respectively. The estimated effective tax rates were 12% and 14% in the six month periods of fiscal 2006 and 2005, respectively, The change in the effective tax rate from 10% in the first quarter of fiscal 2006 to 13% in the second quarter of fiscal 2006 is due to changes in estimates for both the full year earnings and full year taxes. Our tax provision is based primarily on taxes on income in foreign jurisdictions, as our U.S. income before tax benefits from net operating loss carryforwards and tax credit carryforwards. Our effective tax rate will be subject to revision during fiscal 2006 based on changes in estimated full year earnings.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements included in our Form 10-K for the year ended July 3, 2005. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies have been discussed with the audit committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the six months ended January 1, 2006 compared to those discussed in our Annual Report of Form 10-K for the year ended July 3, 2005, except for the adoption of Financial Accounting Standards Board Statement No. 123(R), Share-based Payment.

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

We adopted FAS 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the six months ended January 1, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 4, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to July 4, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The results for the prior periods have not been restated.

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

As a result of adopting Statement 123R in the three and six month periods ended January 1, 2006, our net income for the second quarter and the six months of fiscal 2006 is $1.6 million and $3.4 million, respectively, lower than if we had continued to account for share-based compensation under APB 25 as we did in the comparable prior year period. Basic and diluted earnings per share for the quarter ended January 1, 2006 would have been $0.06 and $0.06, respectively, if we had not adopted FAS 123R, compared to reported basic and diluted earnings per share of $0.05 and $0.05, respectively. Basic and diluted earnings per share for the six months ended January 1, 2006 would have been $0.11 and $0.11, respectively, if we had not adopted FAS 123R, compared to reported basic and diluted earnings per share of $0.08 and $0.08, respectively. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock based compensation cost as a result of the full valuation allowance on our net deferred tax assets and our net operating loss carryforwards. Total compensation cost capitalized in inventory was less than $0.1 million in the second quarter of fiscal 2006. Stock-based compensation cost of approximately $0.1 million and $0.2 million was recognized in the Statement of Operations for the three and six month periods ended December 26, 2004.

Share-based compensation recognized in the financial statements by line item caption is as follows (dollars in thousands):

	Three months ended		Six months ended
	January 1, 2006	December 26, 2004	January 1, 2006	December 26, 2004
Cost of product revenue	$196	$—	$366	$—
Cost of service revenue	92	—	200	—
Sales and marketing	594	13	1,376	25
Research and development	442	91	967	94
General and administrative	250	—	535	—
Amortization of deferred stock compensation	—	5	—	67

Total share-based compensation expense	1,574	109	3,444	186
Share-based compensation cost capitalized in inventory	1	—	25	—

Total share-based compensation cost	$1,575	$109	$3,469	$186

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the table in Note 2 of Notes to Condensed Consolidated Financial Statements. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on both the implied volatilities from traded options on our stock and historical volatility on our stock.

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

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment under EITF 03-1. In November 2005, the FASB issued FASB Staff Position Paper (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”), superseding EITF 03-1. FSP 115-1 replaced the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance. FSP 115-1 will be effective for other-than-temporary impairment analyses conducted in periods beginning after December 15, 2005.

As substantially all of our investments are investment grade government and corporate debt securities that have maturities of less than 3 years, and we have both the ability and intent to hold the investments until maturity, we do not expect FSP 115-1 to have a material impact on our financial position and results of operations.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities increased to $456.3 million at January 1, 2006 from $440.4 million at July 3, 2005, an increase of $15.9 million. This increase was primarily due to cash provided by operating activities of $23.5 million and proceeds from issuance of common stock of $2.7 million, partially offset by cash used to repurchase treasury stock of $6.8 million, and capital expenditures of $3.6 million.

We generated $23.5 million in cash from operations in the first quarter of fiscal 2006. Net income was $10.0 million and included significant non-cash charges including depreciation of $6.1 million, $3.4 million in stock-based compensation expense and warrant amortization expense of $2.7 million. Accounts receivable, net increased to $33.6 million at January 1, 2006 from $30.8 million at July 3, 2005. Days sales outstanding (“DSO”) in receivables increased to 33 days at January 1, 2006 from 29 days at July 3, 2005. The increase in our accounts receivable and days sales outstanding were primarily due to linearity of shipments and timing of collections. Net inventory levels decreased to $21.9 million at January 1, 2006 from $25.9 million at July 3, 2005. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence because of declining demand, rapidly changing technology and customer requirements. Deferred revenue decreased to $47.4 million at January 1, 2006 from $50.5 million at July 3, 2005.

We have a revolving line of credit for $10.0 million with a major lending institution. As of January 1, 2006, there were no outstanding borrowings under this facility. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of January 1, 2006, we had letters of credit totaling $0.8 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of January 1, 2006. The line of credit expires on January 25, 2007.

In December 2001, we completed a private placement of $200.0 million of convertible subordinated notes. The notes mature on December 1, 2006. Interest is payable semi-annually at 3.5% per annum. The notes are convertible at the option of the holders into our common stock at an initial conversion price of $20.96 per share, subject to adjustment. The notes are redeemable in cash at our option at a redemption price of 100.7% of the principal amount between December 2005 and November 2006; and 100% thereafter. Each holder of the notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of the principal amount plus accrued interest upon a change of control of ownership of Extreme Networks, as defined in the offering circular. Instead of paying the repurchase price in cash, we may, if we satisfy certain conditions, elect to pay the repurchase price in common stock valued at 95% of the average of the closing prices of our common stock for the five trading days immediately preceding and including the third trading day prior to the repurchase date.

On October 20, 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock. This authorization will expire in October 2007. In the quarter ended January 1, 2006, we repurchased approximately 1.4 million shares for approximately $6.8 million. We expect to repurchase stock over the next twelve months, primarily through open market purchases. The repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions as well as applicable legal and other considerations.

We own our corporate headquarters in Santa Clara, California. The campus is located on approximately 16 acres of property in an area that may ultimately be suitable for residential development. We are currently marketing this property for sale. The feasibility of rezoning the property to residential, the timing of any potential sales, or whether we could obtain a satisfactory valuation of the property is uncertain. In the event that we were to conclude a sale of the property, we would be required to relocate to alternative facilities in the Santa Clara area.

The following summarizes our contractual obligations (including interest payments) at January 1, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	After Five Years
Contractual Obligations:
Convertible subordinated notes	$207,000	$207,000	$—	$—	$—
Non-cancelable inventory
Purchase commitments	18,457	18,457	—	—	—
Non-cancelable operating lease obligations	29,474	8,453	11,318	7,841	1,862
Other non-cancelable purchase commitments	6,500	3,000	3,000	500	—

Total contractual cash obligations	$261,431	$236,910	$14,318	$8,341	$1,862

We did not have any material commitments for capital expenditures as of January 1, 2006. Other non-cancelable purchase commitments represent OEM and technology agreements. We did not have any off-balance sheet arrangements as of January 1, 2006.

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

In the second quarter of fiscal 2006 and in the third quarter of fiscal 2005, we reported revenues below expectations. Our results were particularly impacted by lower sales in the United States in the second quarter of fiscal 2006, offset in part by increased service revenue and increased product revenue in Asia Pacific. We believe that revenues will increase in coming quarters; however, our future results could be adversely affected if longer term economic or industry trends are unfavorable.

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

When Our Products Contain Undetected Software or Hardware Errors, We Incur Significant Unexpected Expenses and Could Lose Sales

Network products frequently contain undetected software or hardware errors when new products or new versions or updates of existing products are released to the marketplace. In the past, we have experienced such errors in connection with new products and product upgrades. We have experienced component problems in prior years that caused us to incur higher than expected warranty and service costs and expenses, and to record an accrual for related anticipated expenses. In the future, we expect that, from time to time, such errors or component failures will be found in new or existing products after the commencement of commercial shipments. These problems may have a material adverse effect on our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems. Further, if products are not accepted by customers due to such defects, and such returns exceed the amount we accrued for defect returns based on our historical experience, our operating results would be adversely affected.

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

We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Grow Our International Sales Depends on Successfully Expanding Our International Operations

International sales constitute a significant portion of our net revenues. Our ability to grow will depend in part on the continued expansion of international sales. Sales to customers outside of the United States accounted for approximately 66% and 57% of our net revenues for the second quarter of fiscal 2006 and 2005, respectively. Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

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

Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment

At January 1, 2006, one customer accounted for more than 10% of our accounts receivable balance. Some of our customers are likely to experience serious cash flow problems and, as a result, may find it difficult to obtain financing, if financing is available at all. If our customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment of, the amounts that they owe us. In the fourth quarter of fiscal 2005, one large distributor in Europe became delinquent in its payments to us due to cash flow problems and difficulty in obtaining financing. We increased our receivable allowance to fully cover this customer’s outstanding balance.

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

If a Key Reseller, Distributor, or Other Significant Customer Cancels or Delays a Large Purchase, Our Net Revenues May Decline and the Price of Our Stock May Fall

To date, a limited number of resellers, distributors and other customers have accounted for a significant portion of our revenue. One customer accounted for greater than 10% of our net revenue in the second quarter of fiscal 2006, but none in the second quarter of fiscal 2005. In addition, while no other distributor or customer has accounted for 10% or more of revenue in the recent fiscal years, sales to several distributors represent a high percentage of our sales. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected.

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

We have identified significant deficiencies in our internal controls over financial reporting. We are addressing such deficiencies by enhancing the controls and procedures in relation to these deficiencies. It is possible that additional significant deficiencies may be identified and, or the existing deficiencies may not be fully remediated, resulting in a material weakness in our internal control over financial reporting. In the event that our executive officers or independent registered public accounting firm determine in the future that our internal controls over financial reporting are not effective as defined under Section 404, investor confidence and our stock price could be adversely affected.

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

In particular, in December 2004 the Financial Accounting Standards Board issued a statement requiring companies to record stock option grants as compensation expense in their income statements. This statement was effective beginning with the first quarter of fiscal 2006. The methodology for expensing such stock options is based on, among other things, the historical volatility of the underlying stock and the expected life of our stock options. Our stock price has been historically volatile. Therefore, the adoption of this accounting standard has, and will continue to, negatively impact our profitability and may adversely impact our stock price. In addition, our adoption of this standard could limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees.

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

In addition, in the past, we have, and may in the future, become subject to other types of litigation, and may in the future become subject to other types of litigation. Litigation is often expensive and diverts management’s attention and resources, which could materially and adversely affect our business.

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

We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, service, finance and operations personnel. The market for these personnel is competitive, especially in the San Francisco Bay Area, and we have had difficulty in hiring employees, particularly engineers, in the timeframe we desire. In addition, retention has become more difficult for us and other public technology companies as a result of the stock market decline, which caused the price of many of our employees’ stock options to be above the current market price of our stock and we have experienced a high level of attrition. There can be no assurance that we will be successful in attracting and retaining our key personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring desired personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as new product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. We have from time to time been involved in claims like this with other companies and, although to date they have not resulted in material litigation, we do not know whether we will be involved in additional claims in the future as we seek to hire and retain qualified personnel or that such claims will not result in material litigation. We could incur substantial costs in litigating any such claims, regardless of the merits.

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

Production and marketing of products in certain states and countries may subject us to environmental and other regulations including, in some instances, the requirement to provide customers the ability to return product at the end of its useful life, and place the responsibility for environmentally safe disposal or recycling with us. Additionally, certain states and countries may pass regulations requiring our products to meet certain requirements to use environmentally friendly components. Such laws and regulations have recently been passed in several jurisdictions in which we operate, including the European Union which issued a Directive 2002/96/EC Waste Electrical and Electronic Equipment (“WEEE”) to mandate funding, collection, treatment, recycling and recovery of WEEE by producers of electrical or electronic equipment into Europe. China is in the final approval stage of compliance programs which will harmonize with the European Union WEEE. In the future, Japan and other countries are expected to adopt environmental compliance programs. If we fail to comply with these regulations, we may not be able to sell our products in jurisdictions where these regulations apply, which would have a material adverse affect on our results of operations.

In addition, the EU also adopted Directive 2002/95/EC on Restriction on the Certain Hazardous Substances in Electrical and Electronic Equipment (the “ RoHS Directive”). The RoHS Directive bans in the EU the use of certain hazardous materials in electrical and electronic equipment. The RoHS Directive goes into effect on July 1, 2006, the date by which each EU-member country is required to adopt legislation implementing the RoHS Directive in that country. Certain EU-member countries where we import products have adopted such implementing legislation to be effective on July 1, 2006, while other EU-member countries have either not yet adopted implementing legislation or have not yet adopted rules under their implementing legislation. It is therefore not yet possible for us to fully determine or estimate the impact on us of complying with the RoHS Directive, although we have a program underway to ensure compliance with the RoHS Directive. We might incur increased manufacturing costs, production delays and/or increased finished goods inventory and service spare parts inventory in complying with implementing legislation under the RoHS Directive, but we cannot currently estimate those costs because of uncertainty on how the RoHS Directive will be implemented in each EU-member country where we manufacture or import electrical or electronic equipment. To the extent those costs or delays are substantial, our financial condition or results of operations could be materially adversely affected. In addition, similar legislation has been or could be enacted in other countries outside the EU, the cumulative impact of which could similarly impact our financial condition or results of operations.

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

We Have Substantial Debt Obligations

In connection with the sale of convertible subordinated notes in December 2001, we incurred $200 million of indebtedness. The convertible subordinated notes are scheduled for repayment in December 2006. We will require substantial amounts of cash to fund repayment of the principal amount of the convertible notes at that time. If we are unable to repay the notes at maturity, or if management determines repayment is not the Company’s best financial alternative, we may attempt to refinance the notes; however, no assurance can be given that such a refinancing would be available on terms acceptable to us, if at all. Any failure by us to satisfy our obligations with respect to the notes at maturity would constitute a default under the indenture and could cause a default under agreements governing our other indebtedness.

We Have Entered into Long-Term Lease Agreements for Several Facilities that are Currently Vacant and May be Difficult to Sublease due to Current Real Estate Market Conditions

We have certain long-term real estate lease commitments carrying future obligations for non-cancelable lease payments. Reductions in our workforce and the restructuring of operations since fiscal 2002 have resulted in the need to consolidate certain of these leased facilities, located primarily in Northern California, for which we recorded excess facilities charges of approximately $6.5 million in fiscal 2004, and $9.6 million in fiscal 2003. For more information, see Note 7 of Notes to Condensed Consolidated Financial Statements. We continue to attempt to sublease certain of these facilities and have estimated the amount of sublease income to offset the carrying costs of these facilities when establishing our excess facilities charges. However, we may not be able to sublease these facilities at the times or on the terms we anticipated when we took the excess facilities charge and therefore if the market does not improve, we may incur additional charges in the future. In addition, we may incur additional charges for excess facilities as a result of additional reductions in our workforce or future restructuring of operations. We will continue to be responsible for all carrying costs of these facilities until such time as we can sublease these facilities or terminate the applicable leases based on the contractual terms of the lease agreements, and these costs may have an adverse effect on our business, operating results and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents, short-term investments, marketable securities and long-term debt that are subject to market risk by range of expected maturity and weighted-average interest rates as of January 1, 2006. This table does not include money market funds because those funds are generally not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
Included in cash and cash equivalents	$5,507			$5,507	$5,507
Weighted average interest rate	4.06%
Included in short-term investments	$124,141	$156,212		$280,353	$280,353
Weighted average interest rate	3.89%	2.77%
Included in marketable securities			$89,426	$89,426	$89,426
Weighted average interest rate			3.47%
Convertible subordinated notes		$200,000		$200,000	$193,000
Weighted-average interest rate		3.50%

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

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). At January 1, 2006, these forward foreign currency contracts had a notional principal amount of $5.6 million (fair value of zero). These contracts have maturities of less than 60 days.

Additionally, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS 133. At January 1, 2006, we held foreign currency forward contracts with a notional principal amount of $6.4 million (fair value of $40,000). These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction losses from operations, including the impact of hedging, were $(0.3) million for the second quarter of fiscal 2006 and $(0.5) million for the first six months of fiscal 2006. Foreign currency transaction losses from operations, including the impact of hedging, were $(0.6) million for the second quarter of fiscal 2005 and $(0.8) million for the first six months of fiscal 2005.

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

PART II. Other Information

Item 1. Legal Proceedings

On December 27, 2006, Broadband Office Inc. (“Broadband”) served an amended complaint, adding Extreme Networks as a defendant in its lawsuit against Technology Credit Corporation (“TCC”) and Key Equipment Finance, Inc., seeking recovery of an alleged preferential payment in the amount of $0.8 million plus interest, purportedly paid by Broadband to TCC within ninety days prior to Broadband’s petition for bankruptcy protection. Extreme disputes that it owes any money to Broadband, and intends to vigorously defend against the claims.

On June 21, 2005, Enterasys filed suit against Extreme Networks and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Delaware, Civil Action No.05-11298 DPW. The complaint alleges willful infringement of U. S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560, 236, and seeks a judgment: (a) determining that we have willfully infringed each of the patents; (b) permanently enjoining us from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) awarding damages and a “reasonable royalty” to be determined at trial; (d) awarding trebled damages; (e) awarding attorneys fees, costs and interest; and (f) awarding equitable relief at the court’s discretion. The Markman hearing has been scheduled for January 2007. We intend to vigorously defend against Enterasys’ assertions, which we believe to be without merit.

On May 27, 2003, Lucent filed suit against Extreme Networks and Foundry in the United States District Court for the District of Delaware, Civil Action No. 03-508. The complaint alleged willful infringement of U.S. Patent Nos. 4,769,810, 4,769,811, 4,914,650, 4,922,486 and 5,245,607. The judge split the case into three parts to be tried separately: phase 1 to cover infringement, willfulness and damages; phase 2 to cover invalidity; and phase 3 to cover equitable defenses and our counterclaims. On May 9, 2005, a jury in Delaware awarded us a verdict in the phase 1 trial of non-infringement on 18 out of the 19 claims asserted. The jury did award Lucent damages of approximately $275,000 on the remaining claim; which covers a feature that is not offered in our current product line. The parties each filed post-trial motions; and on August 16, 2005, the judge granted Lucent’s motion for a new trial, ruling that Extreme impermissibly introduced to the jury evidence of its prior relationship with Lucent. Extreme’s motion for reconsideration was denied. The new trial on phase 1 has been scheduled for September 18, 2006 and the remaining phases of the trial have not yet been scheduled. We intend to vigorously defend against Lucent’s claims, which we continue to believe to be without merit.

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

Other than the proceedings stated above, we are not aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse effect on our business, operating results or financial condition. We may from time to time be party to litigation arising in the course of our business, including, without limitation, allegations relating to commercial transactions or business relationships or intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 3, 2005 through October 30, 2005	—		$—		—		$50,000,000
October 31, 2005 through November 27, 2005	881,370		$4.96		—		$45,624,167
November 28, 2005 through January 1, 2006	501,411	(2)	$4.85		457,500	(2)	$43,191,115

Total	1,382,781		$4.92	(3)	457,500

(1)	We announced on October 26, 2005 that we have an ongoing authorization from the Board of Directors, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $50 million on the open market or in negotiated transactions through October 2007.
(2)	As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. During the second quarter of fiscal 2006, we repurchased 0.5 million shares of our common stock for $2.2 million under structured share repurchase transactions. These transactions required that we make up-front payments.
(3)	Represents average price paid per share during the second quarter of fiscal 2006.

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders

Extreme Networks held its Annual Meeting of Stockholders on December 2, 2005 to:

•	Elect two Class I directors, Gordon L. Stitt and Kenneth Levy;

•	Adopt the 2005 Equity Incentive Plan;

•	Amend the Employee Stock Purchase Plan to authorize the sale of an additional 5,000,000 shares;

•	Ratify the appointment of independent registered public accounting firm of Extreme Networks.

At the Annual Meeting the preceding proposals were voted on with the following results:

	For	Against	Withheld	Abstain
Elect Gordon L. Stitt	96,171,725		19,084,665
Elect Kenneth Levy	109,430,855		5,825,535
Adopt the 2005 Equity Incentive Plan	55,215,845	16,100,339		143,205
Amend the Employee Stock Purchase Plan	61,125,751	10,202,506		131,132
Ratify the appointment of independent registered public accounting firm	114,601,550	542,598		112,243

The terms of Messrs. Stitt and West will expire at the 2008 annual meeting. The following directors’ terms of office continue as follows:

•	The terms of the Class II directors, Mr. Bob L. Corey and Mr. Harry Silverglide, expire at the 2006 annual meeting.

•	The terms of the Class III directors, Mr. Charles Carinalli and Mr. W. Michael West, expire at the 2007 annual meeting.

Item 5. Other Information – None

Item 6. Exhibits

a)	Exhibits:

10.9	2005 Equity Incentive Plan (incorporated by reference from Exhibit No. 99.1 to our Current Report on Form 8-K filed on December 8, 2005)

10.10	Employee Stock Purchase Plan, as amended (incorporated by reference from Exhibit 99.2 to our Current Report on Form 8-K filed on December 8, 2005)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC.
(Registrant)

/S/ WILLIAM R. SLAKEY
WILLIAM R. SLAKEY
Senior Vice President and Chief Financial Officer

February 9, 2006