Form 10-Q
period 2006-04-02
EXTREME NETWORKS INC
filed 2006-05-09
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 2, 2006

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

April 21, 2006 was 119,191,970.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED APRIL 2, 2006

Part I. Financial Information

Item 1. Financial Statements

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 2, 2006	July 3, 2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$82,696	$127,470
Short-term investments	312,527	127,889
Accounts receivable, net	27,490	30,778
Inventories, net	20,583	25,943
Prepaid expenses and other current assets	13,713	12,410

Total current assets	457,009	324,490
Property and equipment, net	47,801	50,438
Marketable securities	49,489	185,045
Other assets	21,859	23,641

TOTAL ASSETS	$576,158	$583,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,562	$18,283
Accrued compensation and benefits	13,124	14,032
Restructuring liabilities	5,857	6,066
Lease liability	—	471
Accrued warranty	6,428	7,471
Deferred revenue	34,100	36,688
Convertible subordinated notes	200,000	—
Other accrued liabilities	23,802	21,893

Total current liabilities	304,873	104,904
Restructuring liabilities, less current portion	9,565	13,890
Deferred revenue, less current portion	9,026	13,785
Deferred income taxes	830	757
Other long-term liabilities	2,266	2,266
Convertible subordinated notes	—	200,000
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock and capital in excess of par value	701,977	693,158
Treasury stock	(20,606)	—
Accumulated other comprehensive loss	(2,358)	(2,887)
Accumulated deficit	(429,415)	(442,259)

Total stockholders’ equity	249,598	248,012

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$576,158	$583,614

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2006	March 27, 2005	April 2, 2006	March 27, 2005
Net revenues:
Product	$69,148	$76,835	$228,063	$243,770
Service	16,302	15,073	48,096	43,525

Total net revenues	85,450	91,908	276,159	287,295

Cost of revenues:
Product (1)	30,432	35,692	99,875	109,951
Service (1)	8,806	8,954	26,002	25,568

Total cost of revenues	39,238	44,646	125,877	135,519

Gross margin:
Product	38,716	41,143	128,188	133,819
Service	7,496	6,119	22,094	17,957

Total gross margin	46,212	47,262	150,282	151,776

Operating expenses:
Sales and marketing (1)	23,148	23,946	73,026	70,941
Research and development (1)	14,456	15,329	46,389	45,586
General and administrative (1)	6,505	7,254	19,732	21,918
Amortization of deferred stock compensation (1)	—	2	—	69
Technology agreement	—	2,000	—	2,000

Total operating expenses	44,109	48,531	139,147	140,514

Operating income (loss)	2,103	(1,269)	11,135	11,262
Other income, net	1,383	829	3,739	4,582

Income (loss) before income taxes	3,486	(440)	14,874	15,844
Provision for income taxes	645	817	2,030	3,025

Net income (loss)	$2,841	$(1,257)	$12,844	$12,819

Net income (loss) per share – basic	$0.02	$(0.01)	$0.11	$0.11

Net income (loss) per share – diluted	$0.02	$(0.01)	$0.10	$0.10

Shares used in per share calculation – basic	120,940	121,444	122,230	121,041

Shares used in per share calculation – diluted	122,818	121,444	124,050	124,211

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$147	$—	$513	$—
Cost of service revenue	77	—	277	—
Sales and marketing	500	14	1,876	39
Research and development	363	4	1,330	98
General and administrative	228	—	763	—
Amortization of deferred stock compensation	—	2	—	69

Total stock-based compensation expense	$1,315	$20	$4,759	$206

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	April 2, 2006	March 27, 2005
Cash flows from operating activities:
Net income	$12,844	$12,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,141	12,605
Provision for doubtful accounts	1,166	—
Provision for excess and obsolete inventory	929	795
Deferred income taxes	3	15
Amortization of warrant	3,679	5,675
Amortization of deferred stock compensation	—	69
Loss on disposal of assets	—	50
Stock-based compensation	4,759	—
Net changes in operating assets and liabilities:
Accounts receivable	3,533	1,422
Inventories	4,448	2,990
Prepaid expenses and other current assets and other assets	(4,542)	(10,751)
Accounts payable	3,279	3,045
Accrued compensation and benefits	(907)	1,190
Restructuring liabilities	(4,534)	(4,965)
Lease liability	(471)	(1,413)
Accrued warranty	(1,044)	(424)
Deferred revenue	(7,347)	(4,834)
Other accrued liabilities	1,739	1,809

Net cash provided by operating activities	26,675	20,097

Cash flows from investing activities:
Capital expenditures	(6,504)	(4,647)
Purchases of investments	(218,200)	(247,516)
Sales and maturities of investments	169,817	234,180

Net cash used in investing activities	(54,887)	(17,983)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,044	4,264
Repurchase of common stock	(20,606)	—

Net cash provided by (used in) financing activities	(16,562)	4,264

Net increase (decrease) in cash and cash equivalents	(44,774)	6,378
Cash and cash equivalents at beginning of period	127,470	59,164

Cash and cash equivalents at end of period	$82,696	$65,542

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at April 2, 2006. The results of operations for the third quarter of fiscal 2006 are not necessarily indicative of the results that may be expected for fiscal 2006 or any future periods.

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

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventories, which are net of an allowance for excess and obsolete inventory (which we determine primarily based on future demand forecasts) of $5.2 million and $4.8 million at April 2, 2006 and July 3, 2005, respectively, consist of (in thousands):

	April 2, 2006	July 3, 2005
Raw materials	$2,009	$369
Finished goods	18,574	25,574

Total	$20,583	$25,943

Sales to Distributors

We defer recognition of revenue on all sales to distributors until the distributor successfully resells the product, typically to an authorized reseller. Distributors regularly provide us their “sales-out” reports for this purpose. Until it is sold, inventory held by distributors is included in our reported finished goods inventory and was $2.8 million and $3.7 million at April 2, 2006 and July 3, 2005, respectively. The accounts receivable owed us by distributors, net of the deferred revenue from sales to distributors, is recorded in prepaid expenses and other current assets, as reflected in the following table (in thousands):

	April 2, 2006	July 3, 2005
Accounts receivable, net of allowance for doubtful accounts of $264 ($619 at July 3, 2005)	$19,663	$23,249
Deferred revenue	(11,865)	(16,779)

Net, included in Prepaid expenses and other current assets	$7,798	$6,470

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

We have determined that the requirements of FIN 45 apply to our standard product warranty liability. The following table summarizes the activity related to our product warranty liability during the nine months ended April 2, 2006 and March 27, 2005 (in thousands):

	Nine Months Ended
	April 2, 2006	March 27, 2005
Balance beginning of period	$7,471	$8,297
New warranties issued	8,376	8,779
Warranty expenditures	(9,419)	(10,331)
Change in estimate	—	1,128

Balance end of period	$6,428	$7,873

Our standard hardware warranty period is typically 12 months from the date of shipment to end-users. Upon shipment of products to our customers, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability in cost of product revenue for this amount. The determination of our warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust these accruals at each balance sheet date in accordance with changes in these factors. The change in estimate in the nine months of fiscal 2005 results from a change in the method we used to accumulate warranty return rates. There was no change in estimate for the first nine months of fiscal 2006.

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

Deferred Support Revenue

We offer renewable support arrangements, including extended warranty contracts, to our customers that range generally from one to five years. The change in our deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Nine Months Ended
	April 2, 2006	March 27, 2005
Balance beginning of period	$47,849	$50,178
New support arrangements	37,340	36,066
Recognition of support revenue	(43,767)	(39,243)

Balance end of period	41,422	47,001
Less current portion	32,396	32,560

Non-current deferred revenue	$9,026	$14,441

Recently Issued Accounting Standards

Identification of Impaired Investments

In November 2005, the FASB issued FASB Staff Position Paper (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”). FSP 115-1 provides new guidance for evaluating impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are determined to be other-than-temporarily impaired. FSP 115-1 is effective for other-than-temporary impairment analyses conducted in periods beginning after December 15, 2005.

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

We adopted FAS 143-1 in the first quarter of fiscal 2006 and concluded that no significant liability had been incurred as of April 2, 2006. We are continuing to analyze the impact of the Directive, and FSP 143-1, on our financial position and results of operations as additional EU member countries adopt the Directive.

Separate from the requirements of FSP 143-1, we believe that the internal cost of compliance with the Directive, and the liability associated with new waste obligations, which according to the Directive is to be borne solely by the producers of the new equipment, was not significant for the quarter and nine months ended April 2, 2006, but could be significant in the future.

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

We adopted FAS 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the nine months ended April 2, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 4, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and b) compensation cost for all share-based payments granted subsequent to July 4, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The results for the prior periods have not been restated.

As a result of adopting FAS 123R on July 4, 2005 our net income for the third quarter and nine months ended April 2, 2006 is $1.3 million and $4.8 million lower, respectively, than if we had continued to account for share-based compensation under APB 25 as we did in the comparable prior year periods. Diluted earnings per share for the quarter and nine months ended April 2, 2006 would have been $0.03 and $0.14, respectively, if we had not adopted FAS 123R, compared to reported diluted earnings per share of $0.02 and $0.10, respectively. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock based compensation cost as a result of the full valuation allowance on our net deferred tax assets and our net operating loss carryforwards. The total compensation cost capitalized in inventory was less than $0.1 million as of April 2, 2006. Stock-based compensation cost of less than $0.1 million and $0.2 million was recognized in expense in accordance with APB 25 for the three and nine month periods ended March 27, 2005, respectively.

As of April 2, 2006, we have the following share-based compensation plans:

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted by our Board of Directors on October 20, 2005, and approved by stockholders on December 2, 2005. The 2005 Plan replaces the 1996 Stock Option Plan (the “1996 Plan”), 2000 Stock Plan (the “2000 Plan”) and 2001 Stock Plan (the “2001 Plan”).

Under the 2005 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based or cash-based awards to employees and consultants. The 2005 Plan also authorizes the grant of awards of stock options, stock appreciation rights, restricted stock and restricted stock units to non-employee members of the board of directors and deferred compensation awards to officers, directors and certain management or highly compensated employees. The 2005 Plan authorizes the issuance of up to 12,000,000 shares of our common stock, and up to 11,000,000 shares subject to awards that remain outstanding under the 1996 Plan, 2000 Plan and 2001 Plan as of December 2, 2005 and which subsequently terminate without having been exercised or which are forfeited, will be added to the shares available under the 2005 Plan. As of April 2, 2006, 22,633,219 shares were available for future grant under the 2005 Plan.

1999 Employee Stock Purchase Plan

In January 1999, the Board of Directors approved the adoption of Extreme Network’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”). On December 2, 2005, the stockholders approved an amendment to the Purchase Plan to increase the maximum number of shares of common stock that may be issued under the plan by 5,000,000 to a total of 12,000,000 shares. The Purchase Plan permits eligible employees to acquire shares of our common stock through periodic payroll deductions of up to 15% of total compensation. No more than 625 shares may be purchased on any purchase date per employee. Each offering period has a maximum duration of 12 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or on the last day of the respective purchase period. Through April 2, 2006, 5,980,387 shares had been purchased under the Purchase Plan. As of April 2, 2006, the total unrecognized compensation cost related to the Purchase Plan was $0.1 million and is expected to be recognized over a weighted average period of approximately five months.

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

A summary of the status of our non-vested shares as of April 2, 2006 and changes during the first nine months of fiscal 2006, is presented below:

	Number of Shares (000’s)	Weighted-Average Grant-Date Fair Value
Non-vested shares at July 3, 2005	33	$6.28
Granted	165	4.75
Vested	(29)	6.26
Canceled	(6)	5.58

Non-vested shares at April 2, 2006	163	$4.75

During the first nine months of fiscal 2006, we granted non-vested stock awards under the 2001 Plan for 165,000 shares of common stock with a weighted average grant date fair value per share of $4.75. The shares were placed in an escrow account and will be released to the recipients as the shares vest over periods of up to twenty-four months. If a participant terminates employment prior to the vesting dates, the unvested shares will be canceled and returned to the 2001 Plan. We recognize compensation expense on the awards over the vesting period based on an intrinsic value calculation as of the date of grant. As of April 2, 2006, there was approximately $0.4 million in unrecognized compensation costs related to non-vested stock. This cost is expected to be recognized over a weighted-average period of approximately 1.0 year.

The following table summarizes stock option activity during the first nine months of fiscal 2006 under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000’s)
Options outstanding at July 3, 2005	21,138	$6.87
Granted	4,570	$4.52
Exercised	(466)	$3.13
Canceled	(3,270)	$7.11

Options outstanding at April 2, 2006	21,972	$6.42	7.53	$7,088

Exercisable at April 2, 2006	15,995	$7.03	6.98	$4,731

As of April 2, 2006, there was $7.1 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.4 years. The total intrinsic value of options exercised in the first nine months of fiscal 2006 and fiscal 2005 was $0.8 million and $1.2 million, respectively. The fair value of options vested in the first nine months of fiscal 2006 is $3.1 million.

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

For options granted after July 3, 2005, and valued in accordance with FAS 123R, we use the straight-line method for expense attribution, and we estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rate in the first nine months of fiscal 2006, based on our historical forfeiture experience, is approximately 20%.

	Stock Option Plans				Employee Stock Purchase Plan
	Three months ended		Nine months ended		Three months ended		Nine months ended
	April 2, 2006	March 27, 2005	April 2, 2006	March 27, 2005	April 2, 2006	March 27, 2005	April 2, 2006	March 27, 2005
Expected life	2.8 yrs	2.5 yrs	2.5 yrs	2.5 yrs	0.6 yrs	0.6 yrs	0.6 yrs	0.8 yrs
Risk-free interest rate	4.7%	3.4%	4.1%	2.8%	4.7%	2.8%	4.3%	1.9%
Volatility	58.0%	76.0%	61.0%	83.0%	40.0%	45.0%	42.0%	55.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

The weighted-average grant-date per share fair value of options granted in the third quarter of fiscal 2006 and fiscal 2005 was $1.97 and $2.83, respectively. The weighted-average estimated per share fair value of shares granted under the Purchase Plan in the third quarter of fiscal 2006 and fiscal 2005 was $1.60 and $1.81, respectively.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123 to options granted under our stock option plans, non-vested stock awards granted and shares issued under the Purchase Plan in the three and nine month periods ended March 27, 2005. For purposes of pro forma disclosures, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods; using the graded vested method. The following pro forma information sets forth our net income

(loss) and net income (loss) per share assuming that we had used the FAS 123 fair value method in accounting for employee stock options and purchases during the third quarter and nine months of fiscal 2005 (in thousands, except per share amounts):

	Three Months Ended March 27, 2005	Nine Months Ended March 27, 2005
Net income (loss) – as reported	$(1,257)	$12,819
Add: APB 25 stock-based employee compensation expense, as reported, net of tax	20	206
Less: Stock-based compensation expense determined under fair value based method, net of tax	(4,650)	(17,034)

Pro forma net loss	$(5,887)	$(4,009)

Basic net income (loss) per share:
As reported	$(0.01)	$0.11

Pro forma	$(0.05)	$(0.03)

Diluted net income (loss) per share:
As reported	$(0.01)	$0.10

Pro forma	$(0.05)	$(0.03)

3. Commitments and Contingencies

Stock Repurchase Program

On October 20, 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock. This authorization will expire in October 2007. In the quarter ended April 2, 2006, we repurchased approximately 2.8 million shares for approximately $13.8 million, bringing the year-to-date total to 4.2 million repurchased shares for approximately $20.6 million. We expect to repurchase stock over the next nine months, primarily through open market purchases. The repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions as well as applicable legal and other considerations.

Line of Credit

We have a revolving line of credit for $10.0 million with a major lending institution. Borrowings under this line of credit bear interest at the bank’s prime rate. As of April 2, 2006, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of April 2, 2006, we had letters of credit totaling $0.8 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of April 2, 2006. The line of credit expires on January 25, 2007.

Purchase Commitments

We currently have arrangements with one contract manufacturer and other suppliers for the manufacture of our products. Our arrangements allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by us. We are obligated to the purchase of long lead-time component inventory that our contract manufacturer procures in accordance with the forecast, unless we give notice of order cancellation outside of applicable component lead-times. As of April 2, 2006, we had non-cancelable commitments to purchase approximately $22.7 million of such inventory during the fourth quarter of fiscal 2006.

Legal Proceedings

On December 27, 2006, Broadband Office Inc. (“Broadband”) served an amended complaint, adding Extreme Networks as a defendant in its lawsuit against Technology Credit Corporation (“TCC”) and Key Equipment Finance, Inc., seeking recovery of an alleged preferential payment in the amount of $0.8 million plus interest, purportedly paid by Broadband to TCC within ninety days prior to Broadband’s petition for bankruptcy protection. Extreme disputes that it owes any money to Broadband, and intends vigorously to defend against the claims.

On June 21, 2005, Enterasys filed suit against Extreme Networks and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Delaware, Civil Action No.05-11298 DPW. The complaint alleges willful infringement of U. S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560, 236, and seeks: a) a judgment that Extreme willfully infringed each of the patents; (b) a permanent injunction from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) damages and a “reasonable royalty” to be determined at trial; (d) trebled damages; (e) attorneys fees, costs and interest; and (f) equitable relief at the court’s discretion. The Markman hearing has been scheduled for January 2007. We intend to vigorously defend against Enterasys’ assertions, which we believe to be without merit.

On May 27, 2003, Lucent filed suit against Extreme Networks and Foundry in the United States District Court for the District of Delaware, Civil Action No. 03-508. The complaint alleged willful infringement of U.S. Patent Nos. 4,769,810, 4,769,811, 4,914,650, 4,922,486 and 5,245,607. The judge split the case into three parts to be tried separately: phase 1 to cover infringement, willfulness and damages; phase 2 to cover invalidity; and phase 3 to cover equitable defenses and our counterclaims. On May 9, 2005, a jury in Delaware awarded a verdict to Extreme in the phase 1 trial of non-infringement on 18 out of the 19 claims asserted. The jury did award Lucent damages of approximately $275,000 on the remaining claim; which covers a feature that is not offered in our current product line. The parties each filed post-trial motions; and on August 16, 2005, the judge granted Lucent’s motion for a new trial, ruling that Extreme impermissibly introduced to the jury evidence of its prior relationship with Lucent. Extreme’s motion for reconsideration was denied. The new trial on phase 1 has been scheduled for September 18, 2006 and the remaining phases of the trial have not yet been scheduled. We intend to vigorously defend against Lucent’s claims, which we continue to believe to be without merit.

Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The operative amended complaint names as defendants Extreme Networks; six of our present and former officers and/or directors, including our CEO (the “Extreme Networks Defendants”); and several investment banking firms that served as underwriters of our initial public offering and October 1999 secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices.

Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. We have executed a settlement agreement in which plaintiffs will dismiss and release all claims against the Extreme Network Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Extreme Networks Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of the Court, which cannot be assured. If the settlement is not approved, we cannot assure you that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters, including the specific matters discussed above, is currently not determinable, the ultimate costs to resolve these matters could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

4. Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 2, 2006	March 27, 2005	April 2, 2006	March 27, 2005
Net income (loss)	$2,841	$(1,257)	$12,844	$12,819
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments:
Net unrealized gain (loss) on investments	633	(1,999)	716	(2,062)
Less: Net gain (loss) on investments realized and included in interest income	—	—	(17)	—

Net unrealized gain (loss) on investments	633	(1,999)	699	(2,062)
Net unrealized loss on derivatives	—	—	(12)	—
Foreign currency translation adjustments	142	(25)	(158)	315

Total comprehensive income (loss)	$3,616	$(3,281)	$13,373	$11,072

5. Income Taxes

We recorded an income tax provision of $0.6 million and $0.8 million for the third quarter of fiscal 2006 and the third quarter of fiscal 2005, respectively. We recorded an income tax provision of $2.0 million and $3.0 million for the nine months ended April 2, 2006 and March 27, 2005, respectively. The effective tax rates were 19% and (186%) for the three months ended April 2, 2006 and March 27, 2005, respectively, and 14% and 19% for the nine months ended April 2, 2006 and March 27, 2005, respectively. The effective tax rates in all periods differ from the statutory tax rate due to benefits to U.S. taxes from net operating loss carryforwards and tax credit carryforwards, offset by the tax impact of income from foreign operations.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	April 2, 2006	March 27, 2005	April 2, 2006	March 27, 2005
Net income (loss)	$2,841	$(1,257)	$12,844	$12,819

Weighted-average shares of common stock outstanding	120,940	121,444	122,230	121,046
Less: Weighted-average shares subject to repurchase	—	—	—	(5)

Weighted-average shares used in per share calculation – basic	120,940	121,444	122,230	121,041
Incremental shares using the treasury stock method	1,878	—	1,820	3,170

Weighted-average shares used in per share calculation – diluted	122,818	121,444	124,050	124,211

Net income (loss) per share – basic	$0.02	$(0.01)	$0.11	$0.11

Net income (loss) per share – diluted	$0.02	$(0.01)	$0.10	$0.10

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be antidilutive for the periods (in thousands):

	Three Months Ended		Nine Months Ended
	April 2, 2006	March 27, 2005	April 2, 2006	March 27, 2005
Stock options outstanding:
In-the-money options	—	1,668	—	—
Out-of-the-money options	18,687	14,761	19,463	15,694
Warrants outstanding	—	1,716	—	—
Convertible subordinated notes	9,542	9,542	9,542	9,542

Total potential shares of common stock excluded from the computation of earnings per share	28,229	27,687	29,005	25,236

The computation of diluted net income (loss) per share for the third fiscal quarter and first nine months of fiscal 2006 and 2005 excludes the impact of the conversion of the convertible subordinated notes, which are convertible into approximately 9.5 million shares of common stock, as the impact of adding back to income the after tax interest expense associated with the convertible subordinated notes, and including the impact of the common shares to be issued, would be anti-dilutive in these periods.

Stock options outstanding with an exercise price lower than our average stock price for the periods presented (“In-the-money options”) are excluded from the calculation of diluted net loss per share in the periods presented since the effect would have been anti-dilutive due to the net loss. Stock options outstanding with an exercise price higher than our average stock price for the periods presented (“Out-of-the-money stock options”) are excluded from the calculation of diluted net income per share since the effect would have been anti-dilutive under the treasury stock method.

7. Restructuring Liabilities

As of April 2, 2006, restructuring liabilities were $15.4 million and consisted of obligations under excess facility operating leases, net of projected future sublease receipts. The excess facility charge was initially recognized during fiscal 2002 to permanently reduce occupancy or vacate certain domestic and international facilities. At several of the facilities, we have not yet been able to find suitable tenants to sublease the facilities. The commercial real estate market in these areas continues to be weak. The actual cost could differ from this estimate, and additional facilities charges could be incurred if we are unsuccessful in negotiating reasonable termination fees on certain facilities, if facility operating lease rental rates continue to decrease in these markets, if it takes longer than expected to find a suitable tenant to sublease these facilities or if other estimates and assumptions change.

Activity with respect to restructuring liabilities is as follows (in thousands):

April 2, 2006
Balance at July 3, 2005	$19,956
Cash payments	(4,534)

Balance at April 2, 2006	15,422
Less: current portion	5,857

Restructuring liabilities at April 2, 2006, less current portion	$9,565

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

On October 31, 2005, the Joint Development Agreement was amended to, among other things, extend the term one additional year. The estimated amortization period was changed in the second quarter of fiscal 2006 to extend the amortization period over the remaining term of the amended Joint Development Agreement. The amortization of the warrant cost related to the Joint Development Agreement recorded as research and development expense was $0.7 million and $3.2 million in the three and nine months of fiscal 2006, respectively, as compared to $1.5 million and $4.5 million in the three and nine months of fiscal 2005, respectively. On October 14, 2004, the Distribution Agreement was amended to, among other things, extend the term by one additional year. During the quarter ended January 1, 2006, we determined that the amortization period for the portion of the warrant value assigned to the Distribution Agreement should have been extended when the term of the Distribution Agreement was extended in October 2004. We recorded the cumulative adjustment to the amortization of approximately $0.5 million in the quarter ended January 1, 2006. We concluded that the effect of this adjustment was not material to the affected prior annual or interim periods. The amortization of the warrant value related to the Distribution Agreement, recorded as a reduction of product revenue, was $0.3 million and $0.4 million in the three and nine months of fiscal 2006, respectively, compared to $0.4 million and $1.2 million in the three and nine months of fiscal 2005.

9. Subsequent Event - Campus Sale

In April 2006, we entered into a contract for the sale of our corporate headquarters campus in Santa Clara, California, at a price of $70 million. Completion of the transaction is contingent upon successful rezoning of the property for residential development and is expected to close in 15 to 21 months. When we are certain that a sale transaction will close, we intend to relocate our corporate headquarters to a separate campus in the Santa Clara area. We expect to continue to classify the corporate headquarters campus as an asset held for use until the purchase contingencies have been eliminated and we have identified a new corporate headquarters campus, and it is probable that the sale will be concluded within 12 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations regarding results of operations, our ability to expand our market penetration, our ability to expand our distribution channels, customer acceptance of our products, our ability to meet the expectations of our customers, product demand and revenue, cash flows, product gross margins, our expectations to continue to develop new products and enhance existing products, our expectations on warranty expenses, our expectations regarding the amount of our research and development expenses, our expectations relating to our selling, general and administrative expenses, our ability to successfully conclude the sale of our corporate campus, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expectations concerning the availability of products from suppliers and contract manufacturers, anticipated product costs and sales prices, our expected income tax rate, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding the estimates of excess facilities, and our expectations regarding materials and inventory management. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the section entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-Q and other filings we have made with the Securities and Exchange Commission.

Business Overview

We develop and sell a family of modular and stackable network infrastructure equipment and offer related service contracts for extended warranty and maintenance agreements. Substantially all of our revenue is derived from the sale of networking equipment and the related service contracts. We believe that understanding the following key developments is helpful to an understanding of our operating results for the third quarter of fiscal 2006.

Increased Product Breadth

We believe that continued success in the marketplace will depend on our ability to develop new and enhanced products employing leading-edge technology. In the past two years, we introduced several new products that allow for the continued deployment of secure, converged networks as well as the expansion of the ExtremeWare® XOS™ operating system from the core to the edge of the network. The following products have been introduced since the beginning of fiscal 2005: the BlackDiamond 8800 modular switch, a next generation Layer 3 chassis switch for converged networks; the Summit 400-24p fixed switch featuring Power over Ethernet (PoE) Gigabit ports to support IP phones as well as UniStack stacking capabilities to manage multiple devices as one; the Summit 300-24 switch, a Unified Access switch designed for the edge of the network with lower port densities and support for Wireless LANs; and the Summit X450 fixed switch, the first fixed device featuring the ExtremeWare® XOS™ operating system and IPv6 capabilities. Extreme also announced during fiscal 2005 its first network security device, Sentriant, an automated threat detection, containment and mitigation device utilizing the CLEAR-Flow network security rules engine. In the third quarter of fiscal 2006, we announced the introduction of our BlackDiamond® 12K carrier ethernet switch.

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

Business Environment

Throughout fiscal 2003 and early 2004, the primary factor that impacted our operations and financial performance was weak demand for networking equipment resulting from the continuing weakness of the global and U.S. economies. Weak economic conditions persisted through most of fiscal 2004, but beginning in the third quarter of fiscal 2004, we began to see evidence of strengthening demand for our products. In fiscal 2005 we continued to generate revenue growth, although not each and every quarter, and not in all geographic markets. In fiscal 2006, we continue to experience inconsistent trends in revenue quarter to quarter and across geographic markets.

Expanded Focus on Service Offering

Extreme’s service offering is primarily the provision of service contracts for extended warranty and maintenance agreements related to our networking equipment. To a lesser extent, the service revenue includes professional services related to the design and installation of data networks and training. In the third quarter of fiscal 2006, we continued to focus our service sales efforts on increasing the number of service contracts sold with new equipment and on securing renewals on expiring contracts. Service revenue increased by 8.2% in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005, and represented 19.1% of total revenues in the third quarter of fiscal 2006 compared to 16.4% in the third quarter of fiscal 2005. Cost of service revenue decreased by $0.1 million in the third quarter of fiscal 2006 to $8.8 million and service gross margins improved to 46.0% in the third quarter of fiscal 2006 from 40.6% in the third quarter of fiscal 2005.

Stock-Based Compensation

On July 4, 2005, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”). As a result of adopting Statement 123R in fiscal 2006, our net income for the quarter and nine months ending April 2, 2006 is $1.3 million and $4.8 million lower, respectively, than if we had continued to account for share-based compensation under APB 25 as we did in the comparable prior year period. Diluted earnings per share for the quarter and nine months ended April 2, 2006 would have been $0.03 and $0.14, respectively, if we had not adopted FAS123R, compared to reported basic and diluted earnings per share of $0.02 and $0.10, respectively. See Note 2 to Notes to the Condensed Consolidated Financial Statements.

Results of Operations

Our operations and financial performance have been affected by the economic factors described above, and during the third quarter of fiscal 2006 and fiscal 2005, we were able to achieve the following results:

•	Net revenues of $85.5 million, a decrease of 7.0% from net revenues of $91.9 million in the third quarter of fiscal 2005.

•	Service revenue of $16.3 million, an increase of 8.2% from service revenue of $15.1 million in the third quarter of fiscal 2005.

•	Total gross margin of 54.1% of net revenues (54.3% of net revenues, excluding stock-based compensation of $0.2 million), up from 51.4% in the third quarter of fiscal 2005.

•	Net income of $2.8 million ($4.2 million excluding stock-based compensation of $1.3 million), an increase from net loss of ($1.3) million in the third quarter of fiscal 2005.

•	Cash flow from operating activities was $26.7 million in the nine months ending April 2, 2006. Cash and cash equivalents, short-term investments and marketable securities increased by $4.3 million in the nine months ending April 2, 2006 to $444.7 million. We continued to buy back shares under our share repurchase program authorized by our board of directors in the first quarter of fiscal 2006 by repurchasing approximately 4.2 million shares for $20.6 million in the second and third quarter of fiscal 2006.

Net Revenues

The following table presents net product and service revenues for the three and nine month periods of fiscal 2006 and fiscal 2005 (dollars in thousands):

	Three months ended April 2, 2006		Three months ended March 27, 2005		Nine months ended April 2, 2006		Nine months ended March 27, 2005
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net Revenues:
Product	$69,148	80.9%	$76,835	83.6%	$228,063	82.6%	$243,770	84.9%
Service	16,302	19.1%	15,073	16.4%	48,096	17.4%	43,525	15.1%

Total net revenues	$85,450	100.0%	$91,908	100.0%	$276,159	100.0%	$287,295	100.0%

Net revenues were $85.5 million in the third quarter of fiscal 2006 and $91.9 million in the third quarter of fiscal 2005, representing a decrease of 7.0% in the third quarter of fiscal 2006 from the third quarter of fiscal 2005. Net revenues were $276.2 million in the nine-month period ended April 2, 2006 and $287.3 million in the nine-month period ended March 27, 2005, representing a decrease of 3.9%.

Product revenue was $69.1 million for the third quarter of fiscal 2006 compared to $76.8 million for the third quarter of fiscal 2005, a decrease of 10.0%. Product revenue was $228.1 million in the nine month period of fiscal 2006 compared to $243.8 million in fiscal 2005, a decrease of 6.4%. The decrease in product revenue in both the third quarter and nine month periods of fiscal 2006 as compared to fiscal 2005 was primarily due to a decrease in the volume of units sold in the third quarter of fiscal 2006, primarily from a decline in sales in the United States and Japan. In the third quarter of fiscal 2006, revenue was negatively impacted by higher than anticipated attrition of sales headcount, particularly in the U.S., reliance on a few large carrier customers in our Japan market, and, in some cases, longer than anticipated purchase decision cycles that impaired our forecasting and predictability.

Service revenue increased to $16.3 million for the third quarter of fiscal 2006 from $15.1 million for the third quarter of fiscal 2005, an increase of $1.2 million, or 8.2%. Service revenue increased to $48.1 million for the nine month period ended April 2, 2006 from $43.5 million for the nine month period ended March 27, 2005, an increase of 10.5%. These increases were primarily due to an increase in the number of service contracts outstanding which resulted from a focused sales and marketing effort to increase the number of contracts sold with equipment, obtaining contract renewals, and increases in our installed base of equipment.

The following table presents the total net revenue geographically for the three and nine-month periods ending April 2, 2006 and March 27, 2005 (dollars in thousands):

	Three months ended April 2, 2006		Three months ended March 27, 2005		Nine months ended April 2, 2006		Nine months ended March 27, 2005
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net Revenues:
United States	$33,882	39.7%	$40,689	44.3%	$110,906	40.2%	$123,967	43.1%
Europe, Middle East and Africa	33,513	39.2%	27,400	29.8%	94,990	34.4%	82,500	28.7%
Japan	7,712	9.0%	13,200	14.4%	29,414	10.6%	48,400	16.9%
Other	10,343	12.1%	10,619	11.5%	40,848	14.8%	32,428	11.3%

Total net revenues	$85,450	100.0%	$91,908	100.0%	$276,158	100.0%	$287,295	100.0%

Sales of products and services outside the United States accounted for approximately 60% of our business in both the three and nine month periods ending April 2, 2006, compared to 56% and 57% in the three and nine month periods ending March 27, 2005. Revenue in the U.S. decreased by $6.8 million, or 8% of total net revenue, compared to the prior year quarter due to lower than expected demand from our customers in the enterprise networking market. In the third quarter of fiscal 2006, revenue outside the U.S., as a percentage of total net revenue, increased by 4% compared to the year-ago quarter. Net revenue in Europe, Middle East and Africa increased in the current quarter over the prior year quarter following the recent trend of improved demand in that geographic region. Japan’s net revenue decreased in the current period as a result of lower demand for networking products within the service provider segment. Net revenue outside the United States, increased by 3% as a percentage to total net revenue in the nine-month period ended April 2, 2006 as compared to the same prior year period due to the same trends noted above for the third quarter. We expect that export sales will continue to represent a significant portion of net revenue, although export sales may fluctuate as a percentage of net revenue. Substantially all sales transactions are denominated in United States dollars.

We rely upon multiple channels of distribution, including two-tiered distribution in which large distributors purchase our product and make it available to resellers. Revenue through the distributor channel as a percentage of total product revenue was 45% in the third quarter of fiscal 2006 and 34% in the third quarter of fiscal 2005. Revenue through the distributor channel as a percentage of total product revenue was 38% in the first nine months of fiscal 2006 and 2005. The level of sales to any one customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. One distributor accounted for 10% of our net revenues for the third quarter of fiscal 2006 and 2005, as well as for the first nine months of fiscal 2006 and 2005

Cost of Revenues and Gross Margin

The following table presents the gross margin on product and service revenues and the gross margin percentage of product and service revenues for the third quarter and nine month periods ending April 2, 2006 and March 27, 2005 (dollars in thousands):

	Three months ended April 2, 2006		Three months ended March 27, 2005		Nine months ended April 2, 2006		Nine months ended March 27, 2005
	$	Gross Margin %	$	Gross Margin %	$	Gross Margin %	$	Gross Margin %
Gross margin:
Product	$38,716	56.0%	$41,143	53.5%	$128,188	56.2%	$133,819	54.9%
Service	7,496	46.0%	6,119	40.6%	22,094	45.9%	17,957	41.3%

Total gross margin	$46,212	54.1%	$47,262	51.4%	$150,282	54.4%	$151,776	52.8%

Gross margin was $46.2 million in the third quarter of fiscal 2006 and $47.3 million in the third quarter of fiscal 2005, representing a decrease of 2.2%. Gross margin was $150.3 million in the first nine months of fiscal 2006 compared to $151.8 million in the first nine months of fiscal 2005. Gross margin as a percentage of net revenues was 54.1% and 51.4% in the third quarter of fiscal 2006 and the third quarter of fiscal 2005, respectively. Gross margin included a $0.2 million charge for stock-based compensation in the third fiscal quarter of 2006, and excluding this charge, gross margin was $46.4 million, or 54.3% of net revenue. Gross margin included a $0.8 million charge for stock-based compensation in the fiscal 2006 year to date period, and excluding this charge, gross margin was $151.1 million, or 54.7% of net revenue.

Cost of product revenue includes costs of raw materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans and document control. Product gross margin in the third quarter of fiscal 2006 was $38.7 million, representing 56.0% of product revenues as compared to $41.1 million in the third quarter of fiscal 2005, or 53.5% of product revenue. The decrease in gross margin in the three and nine month periods of fiscal 2006 as compared to the prior year is directly attributable to the decline in product revenues, offset partially by reductions in the cost of product revenue. The increase in product gross margin as a percentage of product revenues was primarily due to lower per-unit product costs, and a decrease in manufacturing overhead and lower warranty costs. Product gross margin in the nine months of fiscal 2006 was $128.2 million, representing 56.2% of product revenues as compared to $133.8 million in the same nine month period of fiscal 2005, or 54.9% of product revenue. The increase in product gross margin as a percentage of product revenues was primarily due to lower per-unit product costs, a decrease in manufacturing overhead and lower warranty costs. Stock-based compensation cost included in cost of product revenue was approximately $0.1 million in the third quarter of 2006, and approximately $0.5 million in the nine month period ended April 2, 2006.

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

Our cost of service consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross margin in the third quarter of fiscal 2006 was $7.5 million, representing 46.0% of service revenues as compared to $6.1 million in the third quarter of fiscal 2005, or 40.6% of service revenue. Service gross margin in the nine months of fiscal 2006 was $22.1 million, representing 45.9% of service revenue as compared to $18.0 million in the same nine month period of fiscal 2005, or 41.3% of service revenue. The increase in service gross margin in the third quarter and year to date periods of fiscal 2006, compared to the prior year periods, was primarily due to an increase in service revenue as well as a slight decrease in the cost of service revenue. The decrease in the cost of service in the third quarter of fiscal 2006 is due to lower product replacement costs. The increase in the cost of service in the nine months of fiscal 2006 is due to an increase in service operations overhead and costs associated with processing repairs and replacements. Stock-based compensation expense included in the cost of service revenue was approximately $0.1 million, and $0.3 million in the three and nine month periods ending April 2, 2006, respectively.

Our product and service gross margins are variable and dependent on many factors, some of which are outside of our control. Some of the primary factors affecting gross margin include demand for our products, changes in our pricing policies and those of our competitors, and the mix of products sold. Our gross margin may be adversely affected by increases in material or labor costs, increases in warranty expense, the cost of providing services under extended service contracts, heightened price competition, obsolescence charges and higher inventory balances. In addition, our gross margin may fluctuate due to changes in our product mix, our geographic mix of sales and the mix of distribution channels through which our products are sold, including the effects of our two-tier distribution model. Any significant decline in sales to our resellers, distributors or end-user customers, or the loss of any of our key resellers, distributors or end-user customers could have a material adverse effect on our business, operating results and financial condition. In addition, an increase in distribution channels generally makes it more difficult to forecast the mix of products sold and the timing of orders from our customers. New product introductions may result in excess or obsolete inventories, which may also reduce our gross margin.

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in sales and marketing functions, as well as trade shows and promotional expenses. Sales and marketing expenses were $23.1 million for the third quarter of fiscal 2006 compared to $23.9 million for the third quarter of fiscal 2005, a decrease of $0.8 million. The decrease in the current quarterly period is due to lower compensation costs due to sales force attrition, lower commissions on lower revenue, offset by an increase from stock-based compensation of $0.5 million. Sales and marketing expenses were $73.0 million for the nine month period of fiscal 2006 compared to $70.9 million for the nine month period of fiscal 2005, an increase of $2.1 million. The increase in the nine month period was primarily due to stock-based compensation of $1.9 million, increased expenses of $0.6 million from the inclusion of an additional department to better align costs with functional activities, which in fiscal 2005 was included under General & Administrative expenses,, offset by lower compensation costs due to lower headcount and lower revenue. The level of our sales and marketing spending in the future, in dollars and as a percentage of net revenues will depend on many factors, including most importantly the rate at which we expand our sales force and the rate at which our net revenues increase.

Research and Development Expenses

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses decreased to $14.5 million for the third quarter of fiscal 2006 from $15.3 million for the third quarter of fiscal 2005, a decrease of $0.9 million. This decrease was due to a reduction in the amortization of the warrant issued to Avaya of $0.7 million due to the extension of the development agreement with Avaya, lower information technology costs and decreased engineering project expenses offset by increased expenses of $0.5 million from the inclusion of an additional department to better align costs with functional activities, which in fiscal 2005 was included under cost of product revenue, and stock compensation expense of $0.4 million. Research and development expenses increased to $46.4 million for the nine months of fiscal 2006 from $45.6 million for the nine months of fiscal 2005, an increase of $0.8 million. This increase was due to an increase in engineering project expenses due to the recovery of $1.1 million of costs under a third party development agreement in the second quarter of fiscal 2005, increased expenses of $0.7 million from the inclusion of an additional department as described above, and stock compensation expense of $1.3 million, offset by lower information technology costs and a reduction in the amortization of the warrant issued to Avaya of $1.2 million due to the extension of the agreement with Avaya. We expense all research and development costs as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and as a result, we expect research and development expenses to increase in absolute dollars.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, legal fees, professional fees and other general corporate expenses. General and administrative expenses decreased to $6.5 million for the third quarter of fiscal 2006 from $7.3 million for the third quarter of fiscal 2005, a decrease of $0.7 million. This decrease was primarily due to a decrease in legal fees of $1.0 million due to higher legal costs associated with litigation in fiscal 2005, decreases in payroll and related personnel expenses due to decreased headcount, and decreased expenses of $0.4 million from the transfer of a department to Sales and Marketing in fiscal 2006, offset by increased stock compensation expense of $0.2 million. General and administrative expenses decreased to $19.7 million for the first nine months of fiscal 2006 from $21.9 million for the first nine months of fiscal 2005, a decrease of $2.2 million. This decrease was primarily due to decreased legal fees of $3.0 million associated with litigation in fiscal 2005, and decreased expenses of $0.6 million from the transfer of a department to Sales and Marketing in fiscal 2006, offset by stock compensation expense of $0.8 million and increased provision for doubtful accounts of $1.2 million. Legal expenses related to intellectual property litigation are expected to increase in our fourth fiscal quarter but at lower levels than in fiscal 2005. Expenses as a result of compliance with the Sarbanes-Oxley Act of 2002, and Section 404 thereof, are expected to continue at similar or slightly lower levels than fiscal 2005.

Amortization of Deferred Stock Compensation

Amortization of deferred stock compensation was zero in the third quarter and nine months of fiscal 2006. Deferred stock compensation was fully amortized by the end of the third quarter of fiscal 2005. Amortization of deferred stock compensation was attributable to unvested stock options subject to forfeiture issued to employees that we assumed in conjunction with acquisitions during fiscal 2001. Deferred stock compensation was amortized as charges to operations, using the graded method, over the vesting periods of the individual stock options, generally four years. Upon termination of an employee, the amount of expense recognized under the graded vesting method that was in excess of the amount actually earned was reversed. For the nine month period of fiscal 2005, there were no reversals of excess compensation expense related to terminated employees.

Technology Agreement

In the third quarter of fiscal 2005, we entered into a Patent and Cross License Agreement (“Technology Agreement”) with IBM. The agreement provided for a release of prior claims and a cross license of patents extending into the future from the effective date of the agreement. We charged the estimated value of the release of prior claims of $2 million to operating expenses in the quarter ended March 27, 2005 under the caption “Technology agreement”. The remaining costs payable under this agreement are charged to cost of product revenue over the license term. We expect these costs to have a small impact on the total product cost of revenue.

Other Income, Net

Other income, net was $1.4 million for the third quarter of fiscal 2006 compared to $0.8 million in the third quarter of fiscal 2005, an increase of $0.6 million. The third quarter of fiscal 2006 includes $1.1 million higher interest income due to higher interest rates, offset by higher other expense, primarily foreign exchange losses, of $0.6 million. Other income, net was $3.7 million for the nine month period of fiscal 2006 compared to $4.6 million in the nine month period of fiscal 2005, a decrease of $0.8 million. This decrease is attributed to the $3.9 million relief of a foreign consumption tax obligation recognized in fiscal 2005, offset by higher interest income in the current period of approximately $3.1 million resulting from an increase in interest rates.

Provision for Income Taxes

The provisions for income taxes of $0.6 million and $0.8 million for the third quarter of fiscal 2006 and the third quarter of fiscal 2005, respectively, were recorded for estimated taxes due on income generated in certain state and foreign tax jurisdictions. The estimated effective tax rates were 19% and (186%) in the third fiscal quarters of 2006 and 2005, respectively, which differs from the statutory tax rate due to benefits to U.S. taxes from net operating loss carryforwards and tax credit carryforwards, offset by the tax impact on income from foreign operations. The provisions for income taxes were $2.0 million and $3.0 million for the nine months ended April 2, 2006 and March 27, 2005, respectively. The estimated effective tax rates were 14% and 19% in the nine month periods of fiscal 2006 and 2005, respectively, The change in the effective tax rate from 13% in the second quarter of fiscal 2006 to 19% in the third quarter of fiscal 2006 is due to changes in estimates for both the full year earnings and full year taxes. Our tax provision is based primarily on taxes on income in foreign jurisdictions, as our U.S. income before tax benefits from net operating loss carryforwards and tax credit carryforwards. Our effective tax rate will be subject to revision during fiscal 2006 based on changes in estimated full year earnings.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements included in our Form 10-K for the year ended July 3, 2005. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies have been discussed with the audit committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the nine months ended April 2, 2006 compared to those discussed in our Annual Report of Form 10-K for the year ended July 3, 2005, except for the adoption of Financial Accounting Standards Board Statement No. 123(R), Share-based Payment.

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

We adopted FAS 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the nine months ended April 2, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 4, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to July 4, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The results for the prior periods have not been restated.

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

As a result of adopting Statement 123R in the three and nine month periods ended April 2, 2006, our net income for the third quarter and the nine months of fiscal 2006 is $1.3 million and $4.8 million, respectively, lower than if we had continued to account for share-based compensation under APB 25 as we did in the comparable prior year period. Basic and diluted earnings per share for the quarter ended April 2, 2006 would have been $0.03 and $0.03, respectively, if we had not adopted FAS 123R, compared to reported basic and diluted earnings per share of $0.02 and $0.02, respectively. Basic and diluted earnings per share for the nine months ended April 2, 2006 would have been $0.14 and $0.14, respectively, if we had not adopted FAS 123R, compared to reported basic and diluted earnings per share of $0.11 and $0.10, respectively. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock based compensation cost as a result of the full valuation allowance on our net deferred tax assets and our net operating loss carryforwards. Total compensation cost capitalized in inventory was less than $0.1 million in the third quarter of fiscal 2006. Stock-based compensation cost of less than $0.1 million and approximately $0.2 million was recognized in the Statement of Operations for the three and nine month periods ended March 27, 2005.

Share-based compensation recognized in the financial statements by line item caption is as follows (dollars in thousands):

	Three months ended		Nine months ended
	April 2, 2006	March 27, 2005	April 2, 2006	March 27, 2005
Cost of product revenue	$147	$—	$513	$—
Cost of service revenue	77	—	277	—
Sales and marketing	500	14	1,876	39
Research and development	363	4	1,330	98
General and administrative	228	—	763	—
Amortization of deferred stock compensation	—	2	—	69

Total share-based compensation expense	1,315	20	4,759	206
Share-based compensation cost capitalized in inventory	(8)	—	17	—

Total share-based compensation cost	$1,307	$20	$4,776	$206

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

Recently Issued Accounting Standards

Identification of Impaired Investments

In November 2005, the FASB issued FASB Staff Position Paper (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”). FSP 115-1 provides new guidance for evaluating impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are determined to be other-than-temporarily impaired. FSP 115-1 is effective for other-than-temporary impairment analyses conducted in periods beginning after December 15, 2005.

As substantially all of our investments are investment grade government and corporate debt securities that have maturities of less than 3 years, and we have both the ability and intent to hold the investments until maturity, we do not expect FSP 115-1 to have a material impact on our financial position and results of operations.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities increased to $444.7 million at April 2, 2006 from $440.4 million at July 3, 2005, an increase of $4.3 million. This increase was primarily due to cash provided by operating activities of $26.6 million and proceeds from issuance of common stock of $4.1 million, partially offset by cash used to repurchase treasury stock of $20.6 million, and capital expenditures of $6.5 million.

We generated $26.7 million in cash from operations in the first nine months of fiscal 2006. Net income was $12.8 million and included significant non-cash charges including depreciation of $9.1 million, $4.7 million in stock-based compensation expense and warrant amortization expense of $3.7 million. Accounts receivable, net decreased to $27.5 million at April 2, 2006 from $30.8 million at July 3, 2005. Days sales outstanding (“DSO”) in receivables increased to 30 days at April 2, 2006 from 29 days at July 3, 2005. The decrease in our accounts receivable was primarily due to a decrease in shipments during the third quarter of fiscal 2006. Net inventory levels decreased to $20.6 million at April 2, 2006 from $25.9 million at July 3, 2005. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence because of declining demand, rapidly changing technology and customer requirements. Other assets increased by $2.5 million due to additional EMEA service spare parts inventory to comply with implementing legislation under the RoHS Directive. Deferred revenue decreased to $43.1 million at April 2, 2006 from $50.5 million at July 3, 2005, primarily due to a change in fiscal 2005 in the structure and pricing of our service contracts in our international locations that reduced the standard duration to 12 months.

We have a revolving line of credit for $10.0 million with a major lending institution. As of April 2, 2006, there were no outstanding borrowings under this facility. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of April 2, 2006, we had letters of credit totaling $0.8 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of April 2, 2006. The line of credit expires on January 25, 2007.

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

On October 20, 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock. This authorization will expire in October 2007. In the nine months ended April 2, 2006, we repurchased approximately 4.2 million shares for approximately $20.6 million. We expect to repurchase stock over the next twelve months, primarily through open market purchases. The repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions as well as applicable legal and other considerations.

We own our corporate headquarters in Santa Clara, California. The campus is located on approximately 16 acres of property in an area that may ultimately be suitable for residential development. We recently entered into a contract for the sale of our corporate headquarters campus in Santa Clara, California at a price of $70 million. Completion of the transaction is contingent upon successful rezoning of the property for residential development, and is expected to close in 15 to 21 months. When we are certain that a sale transaction will close, we intend to relocate our corporate headquarters to a separate campus in the Santa Clara area.

The following summarizes our contractual obligations (including interest payments) at April 2, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	After Five Years
Contractual Obligations:
Convertible subordinated notes	$207,000	$207,000	$—	$—	$—
Non-cancelable inventory
Purchase commitments	22,667	22,667	—	—	—
Non-cancelable operating lease obligations	19,923	5,743	8,381	4,724	1,075
Other non-cancelable purchase commitments	6,000	3,500	2,000	500	—

Total contractual cash obligations	$255,590	$238,910	$10,381	$5,224	$1,075

We did not have any material commitments for capital expenditures as of April 2, 2006. Other non-cancelable purchase commitments represent OEM and technology agreements. We did not have any off-balance sheet arrangements as of April 2, 2006.

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

We may experience a delay in generating or recognizing revenue for a number of reasons and our quarterly revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including, but not limited to, the following:

•	changes in general and/or specific economic conditions in the networking industry;

•	seasonal fluctuations in demand for our products and services, particularly in Asia-Pacific and Europe;

•	the level of attrition of our employees, and of our sales force in particular;

•	a disproportionate percentage of our sales occurring in the last month of the quarter;

•	reduced visibility into the implementation cycles for our products and our customers’ spending plans;

•	our ability to forecast demand for our products, which in the case of lower-than-expected sales, may result in excess or obsolete inventory in addition to non-cancelable purchase commitments for component parts;

•	product returns or the cancellation or rescheduling of orders;

•	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

•	announcements and new product introductions by our competitors;

•	our ability to develop and support relationships with enterprise customers, service providers and other potential large customers;

•	our ability to achieve targeted cost reductions;

•	fluctuations in warranty or other service expenses actually incurred;

•	our ability to obtain sufficient supplies of sole- or limited-source components for our products on a timely basis;

•	increases in the prices of the components that we purchase;

•	decreases in the prices of the products that we sell;

•	our ability to achieve and maintain desired production volumes and quality levels for our products;

•	the mix of products sold and the mix of distribution channels through which products are sold;

•	impairment charges associated with long-lived assets;

•	restructuring costs associated with adjustments to the size of our operations;

•	costs relating to possible acquisitions and the integration of technologies or businesses; and

•	the effect of amortization of deferred compensation and purchased intangibles resulting from existing or new transactions.

In the third quarter of fiscal 2006 and in the third quarter of fiscal 2005, we reported revenues below expectations. Our results were particularly impacted by lower sales in the United States in the third quarter of fiscal 2006, offset in part by increased service revenue and increased product revenue in Asia Pacific. We believe that revenues will increase in coming quarters; however, our future results could be adversely affected if longer term economic or industry trends are unfavorable.

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

Our Future Success Will Depend in Part Upon Increasing Our Revenue in the U.S. Market

Our recent revenues in the U.S. have not met our expectations. We believe a number of factors have contributed to a decline in our revenues in the U.S., including attrition in our sales and marketing personnel, intense competition, as well as the timing of customer purchase decisions. Our success will depend upon increasing our revenue in the United States. We are initiating a number of programs to improve retention and to compete more effectively in the U.S. market. If these efforts are not successful, our ability to sustain and grow our revenue and to achieve increased profitability would be adversely affected.

We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Grow Our International Sales Depends on Successfully Expanding Our International Operations

International sales constitute a significant portion of our net revenues. Our ability to grow will depend in part on the continued expansion of international sales. Sales to customers outside of the United States accounted for approximately 60% and 56% of our net revenues for the third quarter of fiscal 2006 and 2005, respectively. Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

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

Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment

At April 2, 2006, three customers accounted for more than 10% of our accounts receivable balance. Some of our customers are likely to experience serious cash flow problems and, as a result, may find it difficult to obtain financing, if financing is available at all. If our customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment of, the amounts that they owe us. In the fourth quarter of fiscal 2005, one large distributor in Europe became delinquent in its payments to us due to cash flow problems and difficulty in obtaining financing. We increased our receivable allowance to fully cover this customer’s outstanding balance.

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

We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, service, finance and operations personnel. The market for these personnel is competitive, especially in the San Francisco Bay Area, and we have had difficulty in hiring employees, particularly engineers, in the timeframe we desire. In addition, retention has become more difficult for us and other public technology companies as a result of the stock market decline, which caused the price of many of our employees’ stock options to be above the current market price of our stock and we are experiencing a high level of attrition. There can be no assurance that we will be successful in attracting and retaining our key personnel. We have and are initiating a number of employee retention programs, but we can not assure you that these will be successful. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring desired personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as new product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. We have from time to time been involved in claims like this with other companies and, although to date they have not resulted in material litigation, we do not know whether we will be involved in additional claims in the future as we seek to hire and retain qualified personnel or that such claims will not result in material litigation. We could incur substantial costs in litigating any such claims, regardless of the merits.

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

If a Key Reseller, Distributor, or Other Significant Customer Cancels or Delays a Large Purchase, Our Net Revenues May Decline and the Price of Our Stock May Fall

To date, a limited number of resellers, distributors and other customers have accounted for a significant portion of our revenue. One customer accounted for greater than 10% of our net revenue in the third quarter of both fiscal 2006 and 2005. In addition, while no other distributor or customer has accounted for 10% or more of revenue in the recent fiscal years, sales to several distributors represent a high percentage of our sales. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected.

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

In addition, the EU also adopted Directive 2002/95/EC on Restriction on the Certain Hazardous Substances in Electrical and Electronic Equipment (the “ RoHS Directive”). The RoHS Directive bans in the EU the use of certain hazardous materials in electrical and electronic equipment. The RoHS Directive goes into effect on July 1, 2006, the date by which each EU-member country is required to adopt legislation implementing the RoHS Directive in that country. Certain EU-member countries where we import products have adopted such implementing legislation to be effective on July 1, 2006, while other EU-member countries have either not yet adopted implementing legislation or have not yet adopted rules under their implementing legislation. It is therefore not yet possible for us to fully determine or estimate the impact on us of complying with the RoHS Directive, although we have a program underway to ensure compliance with the RoHS Directive. We have incurred higher manufacturing costs and increased our European service spare parts inventory by approximately $2.5 million in the third quarter of fiscal 2006 as a result of complying with the RoHS Directive. We might incur further increased manufacturing costs, production delays and/or increased finished goods inventory and service spare parts inventory in complying with implementing legislation under the RoHS Directive, but we cannot currently estimate those costs because of uncertainty on how the RoHS Directive will be implemented in each EU-member country where we manufacture or import electrical or electronic equipment. We may experience RoHS compliant product shortages during the initial implementation period that may cause product shipments and revenue to be below expectations. To the extent those costs or delays are substantial, our financial condition or results of operations could be materially adversely affected. In addition, similar legislation has been or could be enacted in other countries outside the EU, the cumulative impact of which could similarly impact our financial condition or results of operations.

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

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
Included in cash and cash equivalents	$17,048			$17,048	$17,048
Weighted average interest rate	4.61%
Included in short-term investments	$155,339	$156,656		$311,995	$311,995
Weighted average interest rate	4.05%	3.07%
Included in marketable securities			$49,965	$49,965	$49,965
Weighted average interest rate			3.91%
Convertible subordinated notes		$200,000		$200,000	$196,750
Weighted-average interest rate		3.50%

Exchange Rate Sensitivity

Currently, substantially all of our sales and the majority of our expenses are denominated in United States dollars and, as a result, we have experienced no significant foreign exchange gains and losses to date. While we conduct some sales transactions and incur certain operating expenses in foreign currencies and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant, in part because of our foreign exchange risk management process discussed below.

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). At April 2, 2006, these forward foreign currency contracts had a notional principal amount of $5.6 million (fair value of zero). These contracts have maturities of less than 60 days.

Additionally, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS 133. At April 2, 2006, we held foreign currency forward contracts with a notional principal amount of $10.0 million (fair value of $39,000). These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction losses from operations, including the impact of hedging, were ($0.4) million for the third quarter of fiscal 2006 and ($0.9) million for the first nine months of fiscal 2006. Foreign currency transaction losses from operations, including the impact of hedging, were $0.1 million for the third quarter of fiscal 2005 and a loss of ($0.7) million for the first nine months of fiscal 2005.

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

PART II. Other Information

Item 1. Legal Proceedings

On December 27, 2006, Broadband Office Inc. (“Broadband”) served an amended complaint, adding Extreme Networks as a defendant in its lawsuit against Technology Credit Corporation (“TCC”) and Key Equipment Finance, Inc., seeking recovery of an alleged preferential payment in the amount of $0.8 million plus interest, purportedly paid by Broadband to TCC within ninety days prior to Broadband’s petition for bankruptcy protection. Extreme disputes that it owes any money to Broadband, and intends vigorously to defend against the claims.

On June 21, 2005, Enterasys filed suit against Extreme Networks and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Delaware, Civil Action No.05-11298 DPW. The complaint alleges willful infringement of U. S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560, 236, and seeks: a) a judgment thatExtreme willfully infringed each of the patents; (b) a permanent injunction from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) damages and a “reasonable royalty” to be determined at trial; (d) trebled damages; (e) attorneys fees, costs and interest; and (f) equitable relief at the court’s discretion. The Markman hearing has been scheduled for January 2007. We intend to vigorously defend against Enterasys’ assertions, which we believe to be without merit.

On May 27, 2003, Lucent filed suit against Extreme Networks and Foundry in the United States District Court for the District of Delaware, Civil Action No. 03-508. The complaint alleged willful infringement of U.S. Patent Nos. 4,769,810, 4,769,811, 4,914,650, 4,922,486 and 5,245,607. The judge split the case into three parts to be tried separately: phase 1 to cover infringement, willfulness and damages; phase 2 to cover invalidity; and phase 3 to cover equitable defenses and our counterclaims. On May 9, 2005, a jury in Delaware awarded a verdict to Extreme in the phase 1 trial of non-infringement on 18 out of the 19 claims asserted. The jury did award Lucent damages of approximately $275,000 on the remaining claim; which covers a feature that is not offered in our current product line. The parties each filed post-trial motions; and on August 16, 2005, the judge granted Lucent’s motion for a new trial, ruling that Extreme impermissibly introduced to the jury evidence of its prior relationship with Lucent. Extreme’s motion for reconsideration was denied. The new trial on phase 1 has been scheduled for September 18, 2006 and the remaining phases of the trial have not yet been scheduled. We intend to vigorously defend against Lucent’s claims, which we continue to believe to be without merit.

Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.).The operative amended complaint names as defendants Extreme Networks; six of our present and former officers and/or directors, including our CEO (the “Extreme Networks Defendants”); and several investment banking firms that served as underwriters of our initial public offering and October 1999 secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices.

Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. We have executed a settlement agreement in which plaintiffs will dismiss and release all claims against the Extreme Network Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Extreme Networks Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of the Court, which cannot be assured. If the settlement is not approved, we cannot assure you that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2, 2006 through January 29, 2006	887,606	(2)	$4.78		887,606	(2)	$38,951,069
January 30, 2006 through February 26, 2006	853,105	(2)	$4.92		853,105	(2)	$34,754,656
February 27, 2006 through April 2, 2006	1,101,500	(2)	$4.87		1,101,500	(2)	$29,393,834

Total	2,842,211		$4.85	(3)	2,842,211

(1)	We announced on October 26, 2005 that we have an ongoing authorization from the Board of Directors, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $50 million on the open market or in negotiated transactions through October 2007.
(2)	As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. During the third quarter of fiscal 2006, we repurchased 2.8 million shares of our common stock for $13.8 million under structured share repurchase transactions. These transactions required that we make up-front payments.
(3)	Represents average price paid per share during the third quarter of fiscal 2006.

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders – None

Item 5. Other Information – None

Item 6. Exhibits

a) Exhibits:

10.11	Extreme Networks, Inc. Executive Change in Control Severance Plan

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC.
(Registrant)

/S/ WILLIAM R. SLAKEY

WILLIAM R. SLAKEY
Senior Vice President and Chief Financial Officer

May 9, 2006