Form 10-K
period 2006-07-02
EXTREME NETWORKS INC
filed 2007-06-28
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2006

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

Common stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $478.1 million as of December 29, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the closing price on The Nasdaq Global Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

114,037,984 shares of the Registrant’s Common stock, $.001 par value, were outstanding May 31, 2007.

EXTREME NETWORKS, INC.

FORM 10-K

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations for the first quarter of fiscal 2007, our expectations regarding results of operations, our ability to expand our market penetration, our ability to expand our distribution channels, customer acceptance of our products, our ability to meet the expectations of our customers, product demand and revenue, cash flows, product gross margins, our expectations to continue to develop new products and enhance existing products, our expectations regarding the amount of our research and development expenses, our expectations relating to our selling, general and administrative expenses, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expectations concerning the availability of products from suppliers and contract manufacturers, anticipated product costs and sales prices, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding the rationalization of our workforce and facilities, our ability to successfully conclude the sale of our corporate campus, and our expectations regarding materials and inventory management. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the section entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-K and other filings we have made with the Securities and Exchange Commission. More information about potential factors that could affect our business and financial results is set forth under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

EXPLANATORY NOTE

In this Annual Report on Form 10-K for the year ended July 2, 2006 (the “2006 Form 10-K”), Extreme Networks, Inc. is restating its consolidated balance sheet as of July 3, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended July 3, 2005 and June 27, 2004, as well as the “Selected Consolidated Financial Data” for the fiscal years ended July 3, 2005, June 27, 2004, June 29, 2003, and June 30, 2002 as a result of information developed through an independent investigation of our historical stock option grants conducted by a Special Committee of our Board of Directors (the “Special Committee”). On a voluntary basis, the Company is including its restated consolidated statements of operations and consolidated balance sheet data for the years ended July 1, 2001, and July 2, 2000 in Item 6. This restatement is more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2, “Restatement of Consolidated Financial Statements,” to the Consolidated Financial Statements. In addition, the Company is restating the unaudited quarterly financial information and unaudited consolidated financial statements for the interim periods of fiscal 2005 in Note 15, “Quarterly Financial Data (Unaudited)” to the Consolidated Financial Statements. This restatement had no impact on the Company’s consolidated statement of operations for the fiscal year ended July 2, 2006 or on the Company’s previously reported revenues for any fiscal year. The restatement also had no impact on the Company’s previously reported cash positions for any period.

The table below reflects the impact, by year, of the restatement:

	Restatement Adjustments
Fiscal Year Ended	Pre-Tax Non-Cash Charge	Income Tax (Benefit) Provision	After-Tax Non-Cash Charge
	(In thousands)
July 2, 2000	$12,202	$(4,759)	$7,443
July 1, 2001	89,733	(34,482)	55,251
June 30, 2002	96,707	(23,722)	72,985
June 29, 2003	22,356	62,635	84,991

Cumulative Effect at June 29, 2003	220,998	(328)	220,670

June 27, 2004	1,544	—	1,544
July 3, 2005	423	—	423

Total	$222,965	$(328)	$222,637

Financial information included in the Company’s reports on Form 10-K, Form 10-Q and Form 8-K filed by Extreme prior to September 15, 2006 and the related reports of its independent registered public accounting firm, included in the Forms 10-K, and all earnings press releases and similar communications issued by the Company prior to September 15, 2006 should not be relied upon and are superseded in their entirety by this Report and other reports on Forms 10-Q and Forms 8-K filed by the Company with the Securities and Exchange Commission on or after September 15, 2006.

PART I

Item 1. Business

Overview

Extreme Networks, Inc., together with its subsidiaries, (collectively referred to as Extreme or the Company and as we, us and our) is a leading provider of network infrastructure equipment for corporate, government, education and health care enterprises and metropolitan telecommunications service providers. We were established in 1996 to address the issues caused by slow and expensive legacy networks. We endeavored to change the industry by replacing complex software-based routers with simple, fast, highly intelligent, hardware-based network switches. The subsequent and broad acceptance of this innovative, simplified approach to networking has enabled us to become an industry leader. Our technology vision since the founding of the Company has been “Ethernet Everywhere” – a unifying network strategy that uses proven Ethernet technology to simplify each element of the network. Our vision of Ethernet Everywhere helped us deliver easily deployable, highly scalable, comprehensively managed networks with ubiquitous bandwidth for applications and users. The resulting proliferation of applications, users and devices on the network has lead to new opportunities, including securing the network infrastructure. This becomes more critical when voice and video converges on to the data network. An attack on a converged enterprise network brings down voice services within the company or in the case of a carrier brings down the voice services for their customers. Realizing the high availability requirement for converged Ethernet networks we have updated our vision of Ethernet Everywhere to Insight and Control. Our vision today is to provide meaningful insight into and greater control over the Ethernet infrastructure.

Extreme Networks recognized in early 2000 that new network operating systems would be needed by the industry as converged IP networks begin to drive more and more mission-critical traffic onto a single network infrastructure. Culminating more than 3 years of research and development efforts, ExtremeXOS™ now delivers revolutionary breakthroughs and industry leading capabilities that further the state-of-the-art in networking technology: Scalability, Resiliency, Security and Extensibility. ExtremeXOS™ provides a revolutionary foundation that for the first time delivers adaptability, scalability and increased responsiveness for Ethernet networks through its uniquely open, extensible architecture.

Our portfolio of networking products provides insight and control for the network, while enabling greater flexibility and scalability, ease-of-use and a lower cost of ownership. We have achieved these advantages by utilizing Application Specific Integrated Circuits (ASICs) as well as merchant silicon in our products and by creating a common hardware, operating systems and network management architecture for our products.

Industry Background

Businesses, governments, educational institutions and other enterprise organizations have become highly dependent on their internal networks and the Internet. These networks serve as a central communications infrastructure connecting both internal and external sites and hosting voice call traffic. Computing applications, such as Enterprise Resource Planning (ERP) or Customer Relationship Management (CRM) systems, large enterprise data warehouses and sophisticated online transaction and other e-business applications, require the support of significant network resources as does the increased use of converged communication applications like IP Telephony. The emergence of the desktop Internet browser as a standard user interface as well as the Internet Protocol, or IP, as a common, enabling network technology has enabled bandwidth-intensive applications that integrate voice, video and data over TCP/IP to be deployed extensively throughout organizations. The steady rise in application sophistication and the associated bandwidth load demands a fast, flexible and scalable network infrastructure.

Networking environments can be segmented into local area networks, or LANs, wide area networks, or WANs, and metropolitan area networks, or Metros.

LANs. LANs are traditional networks designed for connecting users to many types of application servers, which may be held locally or where they are remotely accessed through either private WANs or through such systems as the Internet. The LAN consists of servers, clients, a network operating system and a communications link to connect the LAN to other networks and to the Internet. The LAN market in which Extreme participates consists primarily of large and medium-sized enterprise customers.

WANs. WANs are communication networks that span across large geographic areas, such as counties, states or countries.

The addition of WAN support to ASIC-based or merchant silicon-based network switches permits encapsulated Ethernet services to reach customers where integration with existing Synchronous Optical Network/Synchronous Digital Hierarchy, or SONET/SDH, infrastructure is required.

The WAN market includes service providers such as local exchange carriers, or ILECs, and competitive local exchange carriers, or CLECs, multiple tenant/dwelling unit service providers, or MTUs, and Internet service providers, or ISPs, as primary customers.

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

In recent years, the Metro network has become a critical and dynamically evolving arena within the overall IP network infrastructure landscape. In addition to steadily rising traffic load, the underlying network technologies, architectures and protocols are experiencing incremental change. The Metro market includes ILECs and CLECs as well as alternative metropolitan service providers such as utility companies, railroads and municipalities that provide Metro network services to connect multiple facilities. For example, a local government might build a Metro network to interconnect agencies, such as city hall, fire departments, road and vehicle maintenance facilities, hospitals and emergency centers, social services and public libraries. The same technologies and network architectures associated with Metros are becoming popular within large and very large corporate enterprises, which can utilize private Metros, by lighting “dark” fiber optic cabling, to create a “super campus” network, connecting facilities spread over a city-size area.

A converged network must meet the following four key requirements:

High Availability. To avoid network outages hardware availability, network operating system availability and network-level availability have to be combined. Simply addressing just one of these is not sufficient to support a converged network. Switch hardware must support redundant management modules with hitless failover, hot swappable line cards and redundant power supplies for hardware high availability. High availability switches used to implement a converged network must have a modular operating system. Switches must also support variety of link-level resiliency protocols that allows customers to reroute IP Telephony calls in less than 50 milliseconds should a network link fail.

Quality of Service. Network users expect high-quality connections for all converged services, regardless of whether other bandwidth intensive applications are placing heavy demands on the network. Quality of Service (QoS) solutions that allow network administrators and carriers to assign the appropriate amount of bandwidth to the applications deemed most important is crucial in implementing a converged network. Switches must introduce only very low jitter and low latency if they are to be part of a converged network.

Comprehensive security. Trying to manage a secure environment in a world full of threats has consistently increased the demands on all IT organizations. Additionally, regulatory compliance has made enterprise security a critical component of meeting new legislation requirements. A comprehensive security implementation has to make sure that only the authorized users, authorized devices and authorized applications are allowed on the network. Identity based user access control, laptop and desktop scanning and authentication, and network wide coverage for rapidly propagating threats and intrusion prevention are key to achieving comprehensive security.

Ease of management. Proactive network monitoring and ease of network management are key ingredients in the design and successful operation of a converged network. IT administrators must be able to easily monitor converged applications like IP Telephony service and perform other critical operational tasks while accommodating changes quickly.

Opportunity for Next Generation Switching Solutions

Several technology trends have enabled a new generation of networking equipment that is built to meet the key requirements demanded by today’s enterprises and service providers.

A variety of new requirements are now being placed on the enterprise LAN network. The resulting proliferation of applications, users and devices on the network has lead to the challenge of securing the network infrastructure. This becomes more critical when voice and video converges on to the data network. An attack on a converged enterprise network brings down voice services within the company. Customers are demanding high availability switching solutions that are easy to install, secure and operate. These requirements offer great opportunity for next generation switching solutions in the enterprise LAN market.

Ethernet started as an enterprise technology and when Metro Ethernet took hold in 2000, Extreme Networks pioneered the market by enhancing Ethernet for service providers. We invented technologies such as EAPS and vMANs. Over the years, these technologies have been deployed widely to great success and are being used to deliver network services over fiber, to buildings or a residence. This was great for Internet access where carriers sold and subscribers essentially bought bulk data transfer. But today, individual subscribers – residential or businesses – want tailored services and guarantees driven by new applications such as voice and IPTV. Providing the opportunity for carriers to address individual subscribers through mass customization and deliver valuable services, in a low cost Ethernet network, opens up the market for Ethernet switches in carrier Ethernet market.

The Extreme Networks Solution

We provide Ethernet networking solutions that meet the requirements of today’s enterprises and service providers by providing high performance, scalability, policy-based Quality of Service, simplicity of use and lower cost of ownership. Our products share a common hardware, operating system and network management architecture, are based on industry-standard routing and network management protocols and offer advanced policy-based Quality of Service features. Our switches can be managed from any browser-equipped computer or the Telnet applet supported in almost all operating systems. The Telnet applet allows access to the Command Line Interface, or CLI, which a system administrator may prefer to use.

The key benefits of our solutions are:

High Availability: Customers can choose redundant management modules with hitless failover, hot swappable line cards and redundant power supplies for hardware high availability; a modular operating system (ExtremeXOSTM) for high availability; and a variety of link-level resiliency protocols, including Ethernet Automatic Protection Switching (EAPS). Developed by Extreme Networks, EAPS is a critical protocol in any converged network. This open protocol allows you to reroute IP Telephony calls in less than 50 milliseconds should a network link fail, allowing businesses to continue uninterrupted even if disaster strikes.

Quality of Service: Extreme Networks offers an excellent Quality of Service (QoS) solution that allows IT administrators and carriers to assign the appropriate amount of bandwidth to mission critical applications such as IP Telephony and voice over wireless LANs. Policy based QoS offered by Extreme Networks allows network operators to automate and simplify bandwidth control. The ability to precisely deliver the specified bandwidth to a large number of applications and users is a hallmark of our QoS solution.

Comprehensive Security: Extreme Networks’ security solution is truly innovative and delivers what all IT professionals seek – a network that has security in its heart, rather than added as an afterthought. Our security solution, which combines secure switches with our powerful security rules engine, enables customers to implement unified wired and wireless network access and IP Telephony in a secure environment. CLEAR-Flow, our security rules engine, helps detect and mitigate denial of service attacks. In the case of rapidly propagating Day-Zero threats, such as worm storms, CLEAR-Flow combined with Sentriant, our scalable, virtual security resource, can help protect the network.

Ease of Management: We offer a suite of network management tools that allow network operators to monitor and manage the network in an automated fashion. Using our tools, network administrators can quickly and easily monitor IP Telephony service, accommodate changes and perform other critical operational tasks. Also, software developers can interact directly with our products using a standards-based Application Programming Interface (API) to manage the network and optimize application performance.

The Extreme Networks Strategy

Our goal is to be the provider of the most innovative and effective network solutions that create an improved applications and services infrastructure for enterprises and service providers. We seek to provide our customers with a best-of-breed alternative to single-sourced, highly proprietary networking equipment from larger competitors.

Key elements of our strategy include:

Provide simple, easy-to-use, high-performance, cost-effective switching solutions. We offer customers easy-to-use, powerful, cost-effective switching solutions that meet the specific demands of enterprises, and service and content providers. Our products provide customers with scalability from 10 Mbps Ethernet to 10 Gigabit Ethernet combined with the wire-speed, non-blocked routing of ASIC-based or merchant silicon-based Layer 3 switching. We intend to capitalize on our expertise in Ethernet, IP and hardware-based switching technologies to continuously develop new products that will meet the future requirements of a broad range of customers.

Expand market penetration. We continue to market our products to new customers in multiple market segments. The majority of our business is with enterprise customers, including those in government and education sectors. Additionally, we aim to leverage our technology development, service and support and business infrastructure resources to address the metropolitan Ethernet market. These service provider customers include ISPs, content providers and Metro service providers. While currently most of our service provider and Metro-related business is generated outside of the United States, we believe there is a long-term growth opportunity in the metropolitan Ethernet market on a worldwide basis. Once customers deploy our products they obtain the increased benefits of our solution by simplifying their networks, extending policy-based Quality of Service and reducing costs of ownership, while increasing performance.

Extend switching technology leadership. Our technological leadership is based on proprietary technology embedded in our chipsets, and the ExtremeWare® and ExtremeXOS™ operating systems. We intend to invest our engineering resources in chipsets, software and other development areas to create leading-edge technologies that will increase the performance and functionality of our products. We also intend to maintain our active role in industry standards committees such as the Institute for Electrical and Electronics Engineers, or IEEE, and the Internet Engineering Task Force, or IETF.

Leverage and expand multiple distribution channels. We distribute our products through select distributors and a large number of resellers. To quickly reach a broad, worldwide audience, we have more than 800 resellers in approximately 70 countries, including regional networking system resellers, network integrators and wholesale distributors. We maintain a field sales force to support our resellers and to sell directly to a small number of select strategic accounts. We are continually developing and refining our two-tier distribution channel strategy.

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

Products

We deliver hardware-based network switches with a robust operating system and services infrastructure for enterprises and service providers based on award-winning technology that combines simplicity, high performance, intelligence and a low cost of ownership. Our Layer 3 Summit, BlackDiamond and Alpine products share the same management interface, enabling businesses to build a network infrastructure that is simple, easy to manage and scalable to meet the demands of future growth.

During the past fiscal year, Extreme Networks introduced key new products that allow for the continued deployment of secure, converged networks as well as the expansion of the ExtremeXOS™ operating system from the core to the edge of the network. Last year we introduced the following products: the BlackDiamond 8806 modular switch, the BlackDiamond 12804R modular switch purpose built for metro Ethernet carriers and the BlackDiamond 12804C for the enterprise core.

Our principal products are as follows:

Products	Configuration/Description
Summit Stackable Product Family

Summit5i	12 100/1000 BaseT Ethernet ports and 4 1000BaseX Gigabit Ethernet ports

Summit48si	48 10/100 Mbps Ethernet ports and 2 Gigabit Ethernet ports

Summit 300	48 or 24 10/100 Mbps Ethernet ports, supporting Power over Ethernet, and 2 or 4 Gigabit Ethernet ports

Summit WM 100/1000	Wireless switch controller supporting 4 fast 10/100 ports or 2 Gigabit Ethernet ports and up to 200 wireless Access Points

Summit 200	48 or 24 10/100 Mbps Ethernet ports and 2 Gigabit Ethernet ports

Summit 400	48 or 24 10/100/1000 BaseT Ethernet ports, 4 Gigabit Ethernet 1000BaseX ports and an optional 2-port 10 Gigabit Ethernet Module. One version of the 24 port model supports Power over Ethernet.

Summit X450	48 or 24 10/100/1000 BaseT Ethernet ports or 24 Gigabit Ethernet fiber ports, including 4 dual personality (fiber or copper) Gigabit Ethernet ports and an optional 2-port 10 Gigabit Ethernet Module

Products	Configuration/Description
BlackDiamond Modular Chassis

BlackDiamond 6808	Up to 672 10/100 Mbps Ethernet ports, 168 Gigabit Ethernet ports, or eight 10 Gigabit Ethernet ports in one chassis

10 slots to accommodate a variety of up to 8 connectivity modules and 2 management modules

BlackDiamond 8810	432 10/100/1000 Gigabit Ethernet ports, or 36 10 Gigabit Ethernet ports in one chassis

10 slots to accommodate a variety of up to 8 connectivity modules and 2 management modules

BlackDiamond 8806	192 10/100/1000 Gigabit Ethernet ports, or 18 10 Gigabit Ethernet ports in one chassis

6 slots to accommodate a variety of up to 4 connectivity modules and 2 management modules

BlackDiamond 10808	480 Gigabit Ethernet ports, or 48 10 Gigabit Ethernet ports in one chassis

10 slots to accommodate a variety of up to 8 connectivity modules and 2 management modules

BlackDiamond 12804C	80 Gigabit Ethernet ports, or 8 10 Gigabit Ethernet ports in one chassis for the enterprise core

6 slots to accommodate a variety of up to 4 connectivity modules and 2 management modules

BlackDiamond 12804R	80 Gigabit Ethernet ports, or 8 10 Gigabit Ethernet ports in one chassis for carrier Ethernet services

6 slots to accommodate a variety of up to 4 connectivity modules and 2 management modules

Alpine Modular Chassis

Alpine 3804	Up to 128 10/100 Mbps Ethernet ports or 64 Gigabit Ethernet ports in one chassis

5 slots to accommodate a variety of up to 4 connectivity modules and 1 management module

Alpine 3808	Up to 256 10/100 Mbps Ethernet ports or 128 Gigabit Ethernet ports in one chassis

9 slots to accommodate a variety of up to 8 connectivity modules and 1 management module

Operating Systems

ExtremeXOS™	A scalable, Unix-based modular switch operating system supporting open APIs for device to device collaboration and support for XML type interfaces. ExtremeXOS delivers automated process restart for highly available networks.

ExtremeWare®	An embedded switch operating system featuring standard protocols, web-based configuration and policy-based Quality of Service.

Summit Stackable Products

The Summit family of switches are stackable switches designed to meet the demanding requirements of Enterprise and metropolitan-Ethernet-based applications. The Summit product family supports Gigabit and 10/100 Mbps aggregation for enterprise desktops and servers, large Internet data centers and broadband points of presence in Metros.

Extreme Networks was the first networking company to introduce a modular operating system to stackable switches. This brings high availability and extensibility to this class of switches. We introduced ExtremeXOS™ to the Summit family of switches in 2005 when we announced the Summit 450 series of switches. These switches serve as the core of high performance networks delivering high availability and connectivity enabling communications convergence. The Summit 450 series of switches offer 10/100/1000 BaseT Ethernet ports or 24 Gigabit Ethernet fiber ports, including 4 dual personality (fiber or copper) Gigabit Ethernet ports and an optional 2-port 10 Gigabit Ethernet Module.

The Summit 400 product line now includes the Summit 400-24p which offers Power over Ethernet (PoE), integrated stacking, and optional 10 Gigabit uplinks.

The Summit 300 switch family supports an array of devices including IP phones, laptop and desktop PCs and emerging devices such as IP cameras.

The Summit 200 series switches offer low entry costs for sophisticated Layer 3 services. The Summit48si switch delivers an aggregation switching solution with physical and logical access, security and user mobility features.

Other members of the Summit product line address server-switching constraints by providing switched Fast Ethernet or Gigabit Ethernet ports and high speed Gigabit uplinks to servers, delivering required bandwidth between servers, and to clients on attached segments. In server farms and data centers, the Summit5i switches maximize server availability and performance by combining server load-balancing with wire-speed switching.

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

Sentriant – Virtualized Security Resource (VSR)

The Sentriant VSR device, working with Extreme Networks’ switch-based CLEAR-Flow security rules engine, delivers a dynamic network security system that works to proactively detect, contain and mitigate network threats including common denial of service attacks and harmful worm storms. The Sentriant appliance can be positioned at the core of the network where it eliminates threats in a matter of seconds with its ability to detect storm patterns and contain malicious traffic. Sentriant uses behavior-based threat detection methods to detect threats – including new threats for which no signatures exist at the time of attack. It also includes a sophisticated early warning system that employs unused IP space to identify threats. The Sentriant VSR and CLEAR-Flow promote higher network availability while reducing the need for numerous security devices across the edge of the network.

BlackDiamond 10808 Series

The BlackDiamond 10808, the first in the family of next-generation BlackDiamond 10K switches, represents the future of core Ethernet networking for both enterprises and metropolitan service providers. Based on Extreme Networks’ revolutionary 4th Generation Network Silicon System (4GNSS), the BlackDiamond 10808 is the first product to deliver programmable technology, which allows programmability of the chipset to allow changes in protocol support as new standards and protocols emerge.

BlackDiamond 12000 Series

The new BlackDiamond 12804R and 12804C modular switches deliver key functionality and performance for Metro Ethernet service providers and corporate enterprises. The switch assures the delivery of convergence applications, known as the “Triple Play” of voice, video and data with one network platform. The BlackDiamond 12804R allows Carriers to support tens of thousands of subscribers per I/O blade, control up to eight Quality of Service levels per subscriber and offers unique controls for business and residential subscribers with ASIC-based bandwidth management with an economical Ethernet network infrastructure. An Ethernet cross-connect allows service providers to connect subscribers easily to content networks. The BlackDiamond 12804C delivers deterministic performance for corporate enterprises, independent of what features are enabled and is capable of maintaining this performance under various failure conditions and/or under network attacks. The switch features the ExtremeXOS™ modular operating system, network security monitoring via the CLEAR-Flow security rules engine and network resiliency, all in a compact form factor. This enables enterprises to deliver secure convergence.

BlackDiamond 8800 Series

The BlackDiamond 8800 series switch is designed for full-scale IP telephony deployments and high performance 10 Gigabit Ethernet. The BlackDiamond 8800 modular switching solution enables users to address the critical requirements for voice production deployments: voice quality connectivity, increased uptime, better security and simple management. The BlackDiamond 8800 promotes higher network availability for data and converged communications with its redundant design which is enhanced by a modular, highly-available, operating system, ExtremeXOS™. The BlackDiamond 8800 provides Power over Ethernet connectivity and the industry’s only LAN resiliency protocol for voice – Extreme Networks’ Ethernet Automatic Protection Switching (EAPS) protocol.

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

The BlackDiamond 6800 series switch delivers carrier-class scalability, redundancy and high reliability for core switching in high-density Ethernet/IP enterprise and service provider networks. These modular switches include the fault-tolerant features associated with mission-critical enterprise-class Layer 3 core switching, including redundant system management and switch fabric modules, hot-swappable modules and chassis components, load-sharing power supplies and management modules, up to eight 10 Mbps, 100 Mbps or Gigabit aggregated links, dual software images and system configurations, spanning tree and multipath routing, and redundant router protocols for enhanced system and network reliability. The BlackDiamond 6800 series switch is certified to be compliant with Network Equipment Building Systems, or NEBS Level 3.

Alpine 3800 Series

The Alpine 3800 series switch provides a simple, resilient broadband infrastructure for Metros, ISPs and mid-range enterprise networks. The Alpine 3800 series provides total Ethernet coverage with support for both standard category 5 and fiber optic media.

ExtremeXOS™

ExtremeXOS™ provides a revolutionary foundation that for the first time delivers adaptability, scalability and increased responsiveness for enterprise networks through its uniquely open, extensible architecture. Culminating more than 3 years of research and development efforts, ExtremeXOS™ now delivers revolutionary breakthroughs and industry leading capabilities that further the state-of-the-art in networking technology: Scalability, Resiliency, Security and Extensibility. Functions for switching and routing within ExtremeXOS™ run as separate Operating System (OS) processes that are protected from each other. This provides increased system integrity and inherently protects switches against DoS attacks. ExtremeXOS™ also dramatically increases network availability using process monitoring and restart. Each independent OS process is monitored in real time. If a process becomes unresponsive or stops running, it can be automatically restarted. The modular design of ExtremeXOS™ allows the upgrading of individual modules, should this be necessary, leading to higher availability in the network. ExtremeXOS™ provides an infrastructure to dynamically load, start and gracefully stop new applications. The same infrastructure is also used to integrate third-party applications. We pioneered an innovative approach for communicating with the network control plane using an application programming interface or API. The extensible markup language or XML based APIs can be used by third parties to access processes within the switch in a secure fashion. For example, a security appliance can utilize ExtremeXOS™ to limit access, control bandwidth or redirect traffic from a client that is attempting to connect to the network. This XML infrastructure embraces the concept of open yet secure communications to allow business applications to easily interact with the network for security policy enforcement, regulatory compliance and performance management, and improved security.

ExtremeWare®

ExtremeWare® is the embedded operating system that is featured on all of our switches. It delivers the robust switching and routing protocol support, management, control and security needed on current enterprise and service provider networks. Its standards-based, multi-layer switching and policy-based Quality of Service give network managers the tools needed to optimize network capacity with consistent fault-tolerant behavior.

Sales, Marketing and Distribution

We conduct our sales and marketing activities on a worldwide basis through a two-tier product/solution distribution channel utilizing distributors, value-added resellers and our field sales organization. A majority of our sales are currently made to partners in our distributor and reseller channels. The first tier consists of a limited number of independent distributors that sell primarily to resellers. The second tier of the distribution channel is comprised of a large number of independent resellers that sell directly to end-user customers. In addition, Extreme utilizes its field sales organization to sell direct to end-user customers, including large global accounts.

Strategic Alliances. In October 2003 we entered into a mutual, non-exclusive, comprehensive strategic alliance with Avaya Inc. Avaya designs, builds and manages communications networks for more than one million businesses worldwide, including 90 percent of the Fortune 500. Focused on businesses large to small, Avaya is a world leader in secure and reliable IP telephony systems and communications software applications and services. Avaya and Extreme Networks are jointly developing and marketing converged communications solutions as part of this multi-year, multimillion-dollar strategic alliance.

Avaya is also reselling Extreme Networks’ data networking products and will provide customers with comprehensive planning, design, implementation and management services support through Avaya Global Services.

Distributors. We have established several key relationships with leading distributors in the electronics and computer networking industries. We intend to maintain these relationships with distributors who may offer products or distribution channels that complement our own channels. Each of our distributors primarily resells our products to resellers. The distributors enhance our ability to sell and provide support to resellers, especially global accounts, who may benefit from the broad service and product fulfillment capabilities offered by these distributors. One distributor, Tech Data, accounted for 12% and 11% of our net revenues in fiscal 2006 and 2005, respectively. No distributor or customer accounted for more than 10% of our net revenues in fiscal 2004. Distributors are generally given privileges to return a portion of inventory to us for the purpose of stock rotation and participate in various cooperative marketing programs to promote the sale of our products and services. We defer recognition of revenue on all sales to these distributors until the distributors sell the product, as evidenced by monthly “sales-out” reports that the distributors provide to us. (See “Revenue Recognition” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Value-Added Resellers, or VARs. We have entered into agreements to sell our products through more than 800 resellers in approximately 70 countries. Our value-added resellers include regional networking system resellers, resellers who focus on specific vertical markets, network integrators and wholesale distributors. We provide training and support to our resellers and our resellers generally provide the first level of support to end-users of our products. Our relationships with resellers are generally on a non-exclusive basis. Our resellers are not given privileges to return inventory and do not automatically participate in any cooperative marketing programs. We generally recognize product revenue from our reseller and end-user customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. When significant obligations or contingencies remain after products are delivered, such as installation or customer acceptance, revenue and related costs are deferred until such obligations or contingencies are satisfied. (See “Revenue Recognition” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Field sales. We have trained our field sales organization to support and develop leads for our value-added resellers and to establish and maintain a limited number of key accounts and strategic end user customers. To support these objectives, our field sales force:

•	assists end-user customers in finding solutions to complex network system and architecture problems;

•	differentiates the features and capabilities of our products from competitive offerings;

•	continually monitors and understands the evolving networking needs of enterprise and service provider customers;

•	promotes our products and ensures direct contact with current and potential customers;

•	partners with our key resellers to drive closure of business opportunities; and

•	monitors the changing requirements of our customers.

As of July 2, 2006, our worldwide sales and marketing organization consisted of 300 individuals, including directors, managers, sales representatives, and technical and administrative support personnel. We have domestic sales offices located in 19 states and international sales offices located in 24 countries.

International sales

International sales are an important portion of our business. In fiscal 2006, sales to customers outside of the United States accounted for 59% of our consolidated net revenues, compared to 56% in fiscal 2005 and 61% in fiscal 2004. These sales are conducted primarily through foreign-based distributors and resellers managed by our worldwide sales organization, in addition to direct sales to end-user customers, including large global accounts. The primary markets for sales outside of the United States include the countries in Western Europe, the Asia- Pacific region and Japan. Although not a significant component of total revenues to date, we have also achieved sales growth in South America, Canada and Mexico.

Marketing

We have a number of marketing programs to support the sale and distribution of our products and to inform existing and potential customers and our distributors and resellers about the features and performance of our products. Our marketing efforts include participation in industry tradeshows, technical conferences and technology seminars, preparation of competitive analyses, sales training, and publication of technical and educational articles in industry journals, a publicly available website, web-based training courses, advertising and public relations. In addition, we are developing e-commerce processes and systems for our resellers, distributors and end-user customers. We also submit our products for independent product testing and evaluation.

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

Customer Support and Service

We offer modular and comprehensive extended warranty service contracts under our ExtremeWorks service solutions to help protect our customers’ network investments and support their business goals. The markets we address, including enterprises and service providers, all seek high reliability and maximum uptime. Our goal is to serve as a knowledgeable and experienced service partner who can tailor service solutions to meet the specific business needs of our customers. For the provision of on-site hardware support to customers we have agreements in place with International Business Machines, Inc. and Equant N.V. Expenses related to these agreements are recorded in cost of service revenue on our consolidated statements of operations. We also maintain relationships with Flextronics International, Ltd. and Solectron Corporation for the handling of product returns and repairs covered by our warranty and service contracts in various locations worldwide. We provide our customers with our standard, limited hardware warranty, which is typically 12 months from the date of shipment to end-users and our 90-day software warranty. Warranty expenses related to these relationships are recorded in cost of product revenue on our consolidated statements of operations.

Our service offerings are as follows:

•	ExtremeWorks Professional Services

•	ExtremeWorks and PartnerWorks Support Programs

•	ExtremeWorks Education

ExtremeWorks Professional Services. We specialize in providing solutions and consultative services to improve network productivity in all phases of the network lifecycle – planning, design, implementation, operations and optimization management. The professional services include customized and packaged consulting services that assist customers in meeting their objectives for applications support, uptime and cost control. Our network architects develop and execute customized hardware deployment plans to meet individualized network strategies. These activities include the management and coordination of the design and network configuration, resource planning, staging, logistics, migration and deployment. We also provide customized training and operational best practices documentation to assist customers in the transition and sustaining of their networks.

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

ExtremeWorks and PartnerWorks Support Programs. Our support programs are designed to support a broad range of customer service requirements for our resale partners and direct customers. We meet the service requirements of our customers and channel partners through Technical Assistance Centers, or TACs, located in Santa Clara, California; Utrecht, Holland; Research Triangle Park, North Carolina; and Tokyo, Japan. Our technical engineers assist in diagnosing and troubleshooting technical issues regarding customer networks. This is part of our effort to ensure maximum network uptime and performance. Regional systems engineers serve as on-site engineering resources to provide consultative support and advice for network operation on an as needed basis. Development engineers work with the TACs to resolve product functionality issues specific to each customer.

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

ExtremeWorks Education. Leveraging our Authorized Training Partner strategy, Extreme Networks licenses partners to provide education through certified technical experts that teach classes dealing with all of our products. The classes cover a wide range of topics such as installation, configuration, operation, management and optimization – providing customers with the necessary knowledge and experience to successfully deploy and manage our products in various networking environments. Classes are scheduled and available at numerous locations worldwide. We also deliver customized training using Extreme Networks staff upon customer request.

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

We have a strategic partnership with Flextronics International, Ltd. for the manufacture of our OEM products in San Jose, California and Guadalajara, Mexico. Flextronics’ manufacturing processes and procedures are ISO 9001 certified. Our commitment with Flextronics is formalized through a one-year contract. We design and develop the key components of our products, including ASICs and printed circuit boards. We determine the components that are incorporated in our products and select the appropriate suppliers of such components. Flextronics utilizes automated testing equipment to perform product testing and burn-in with specified tests. Together we rely upon comprehensive inspection testing and statistical process controls to assure the quality and reliability of our products. We intend to regularly introduce new products and product enhancements that will require us to rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturer.

Although we use standard parts and components for our products where it is appropriate, we currently purchase several key components used in the manufacture of our products from single or limited sources. Our principal single-source components include:

•	ASICs;

•	merchant silicon;

•	microprocessors;

•	programmable integrated circuits;

•	selected other integrated circuits;

•	custom power supplies; and

•	custom-tooled sheet metal.

Our principal limited-source components include:

•	flash memory;

•	dynamic and static random access memories, or DRAMS and SRAMS respectively;

•	printed circuit boards; and

•	content addressable memories (CAMs).

Purchase commitments with our single or limited-source suppliers are generally on a purchase order basis. A number of vendors supply standard product integrated circuits and microprocessors for our products. Any interruption or delay in the supply of any of these components, or the inability to procure these components from alternate sources at acceptable prices and within a reasonable time, may have a material adverse effect on our business, operating results and financial condition. Qualifying additional suppliers can be time-consuming and expensive and may increase the likelihood of errors.

We use our forecast of expected demand to determine our material requirements. Lead times for materials and components vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. We order most of our materials and components on an indirect basis through our contract manufacturer.

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

Our product development activities focus on solving the needs of enterprises, service providers and Metro markets. Current activities include the continuing development of a next-generation chipset aimed at extending the capabilities of our products. Our ongoing research activities cover a broad range of areas, including, in particular, 10 Gigabit Ethernet, Metro and Internet routing software, ASIC design, network security, network management software, broadband access equipment and wireless networking equipment.

We continued to enhance the functionality of our modular operating system (ExtremeXOS™) which has been designed to provide high reliability and availability. This architecture allows us to leverage common operating system architecture across different hardware and ASIC implementation.

As of July 2, 2006, our research and development organization consisted of 271 individuals. Research and development efforts are conducted in several locations in the U.S., including our headquarters in Santa Clara, California; Raleigh, North Carolina; and Westlake Village, California. In Fiscal 2005, we opened a research and development center in Chennai, India focusing on the development and verification of our operating systems. Our research and development expenses in fiscal 2006, fiscal 2005 and fiscal 2004 were $62.0 million, $61.5 million, and $58.9 million, respectively.

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

As detailed below under “Legal Proceedings,” we are currently engaged in litigation with Enterasys Networks, Inc (“Enterasys”). Enterasys is asserting claims that allege infringement of certain patent rights, against which we are defending vigorously, but we cannot assure you that we will prevail in this litigation. In addition to the litigation with Enterasys, in the normal course of our business from time to time, we are in discussions with companies that assert certain of our products require a license under a number of patents. Due to the number of companies with extensive patent portfolios in our industry who are or may be actively involved in licensing programs, we believe that even if we do not infringe any patents, we may incur significant expenses in the future due to disputes or licensing negotiations, though the amounts and timing of such expenses cannot be determined with any reasonable certainty. As the functionality and features of our products expand, these disputes and discussions could increase or become harder to resolve.

Employees

As of July 2, 2006, we employed 847 people, including 300 in sales and marketing, 271 in engineering, 72 in operations, 99 in customer support and service, and 105 in finance and administration. We have never had a work stoppage and no personnel are represented under collective bargaining agreements. We consider our employee relations to be good.

We believe that our future success depends on our continued ability to attract, integrate, retain, train and motivate highly qualified personnel, and upon the continued service of our senior management and key personnel.

None of our personnel is bound by an employment agreement. The market for qualified personnel is competitive, particularly in the San Francisco Bay Area, where our headquarters is located. At times, we have experienced difficulties in attracting new personnel and we have experienced attrition that might affect our operating results.

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

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of May 31, 2007:

Name(1)	Age	Position
Mark Canepa	52	President, Chief Executive Officer, Director
Herb Schneider	47	Vice President of Research and Development
Karen M. Rogge	52	Senior Vice President, Chief Financial Officer
Alexander J. Gray	49	Senior Vice President and General Manager of Scalable Products
Helmut Wilke	55	Senior Vice President of Worldwide Sales

(1)	Our executive officers as of July 2, 2006, the end of the fiscal year to which this Report relates were:

Gordon Stitt	President and Chief Executive Officer
William R. Slakey	Senior Vice President and Chief Financial Officer
Alexander J. Gray	Senior Vice President and Chief Operating Officer
Frank Carlucci	Senior Vice President, Worldwide Sales
Herb Schneider	Senior Vice President, Research and Development

Mark Canepa. Mr. Canepa joined Extreme as President and Chief Executive Officer on August 30, 2006. Prior to joining Extreme, he was with Sun Microsystems where he served as Executive Vice President of the Network Storage Products Group. Prior to that role, he served in multiple vice president and general manager roles at Sun, after joining the company in 1996. Mr. Canepa’s prior experience also includes several general manager positions at Hewlett-Packard Company, including development and marketing of the firm’s workstation products. Mr. Canepa holds a B.S. and an M.S. in Electrical Engineering from Carnegie Mellon University, and he has also completed the University of Pennsylvania’s Advanced Management Program at the Wharton School.

Herb Schneider. Mr. Schneider co-founded Extreme in May 1996 and has served as Vice President of Research and Development of Extreme since its inception. From 1990 to 1996, Mr. Schneider worked as Engineering Manager at Network Peripherals and was responsible for the development of LAN switches. From 1981 to 1990, Mr. Schneider held various positions at National Semiconductor, a developer and manufacturer of semiconductor products, where he was involved in the development of early Ethernet chipsets and FDDI chipsets. Mr. Schneider holds a B.S.E.E. from the University of California – Davis. Mr. Schneider tendered his resignation as an officer of the Company on June 21, 2007.

Karen Rogge. Ms Rogge joined Extreme as Senior Vice President and Chief Financial Officer on April 2, 2007. Prior to joining Extreme, she was with Seagate Technology where she served as Vice President, Corporate

Finance and Treasurer from January 2004 to November 2006. From January 2001 to December 2003, Ms. Rogge was an independent consultant providing business strategy and interim executive management services to high-tech companies. From January 2000 to July 2000, Ms Rogge served as Vice President and General Manager for the internet search division at Inktomi Corporation. From November 1976 to February 2000, Ms. Rogge served in various executive roles at Hewlett-Packard Company in financial management, information technology management and general management. Ms. Rogge holds an M.B.A. from Santa Clara University and a Bachelor of Science in Business Administration, with a concentration in accounting from California State University Fresno.

Alexander J. Gray. Mr. Gray joined Extreme as Chief Operating Officer in September 2002, and has served as Senior Vice President and General Manager of Scalable Products since January 2007. From January 2001 through August 2002, Mr. Gray was Chief Operating Officer at LGC Wireless, a telecommunications provider. From November 1999 until January 2001, Mr. Gray worked for Replay TV, a digital media provider, as Executive Vice President of Business Operations. From December 1992 through October 1999, Mr. Gray held senior management positions with Lucent Technologies, Inc. and Octel Communications Corporation, both telecommunications providers. Prior to that time, Mr. Gray held positions as Director of Information Services for American President Lines, a container shipping company, from September 1991 to November 1992 and NEXT Computer, a computer and equipment manufacturer, from July 1988 to August 1991. He also spent four years as a research and development engineer for Hewlett-Packard Company, a computer and equipment manufacturer. Mr. Gray holds a B.S. and an M.S. in Electrical Engineering from Washington University in St. Louis, Missouri.

Helmut Wilke. Mr. Wilke joined Extreme as Senior Vice President of Worldwide Sales in April 2007. From May 2001 to March 2007, Mr. Wilke held various positions with Sun Microsystems where most recently he served as Senior Vice President of Operations and Support. His prior positions with Sun Microsystems include Vice President of Sales and President of Sun Microsystems, Germany. From 1997 to 2001, Mr. Wilke was the CEO and president of Software AG, a leading manufacturer of software and systems for large corporations. Mr. Wilke holds a PhD in Social Sciences from the University of Berlin, Germany.

Item 1A. Risk Factors

We are subject to a number of risks. Some of these risks are endemic to the networking industry and are the same or similar to those disclosed in our previous SEC filings. The following is a list of risks and uncertainties which may have a material and adverse effect on our business, financial condition or results of operations. The risks and uncertainties set out below are not the only risks and uncertainties we face.

The Special Committee investigation of our historical stock option practices and resulting restatements has been time consuming and expensive, and may have a material adverse effect on us.

The Special Committee investigation and restatement activities have required us to expend significant management time and to incur significant accounting, legal, and other expenses. Although the Special Committee has concluded its investigation, the Special Committee may continue to assist the Company with follow-up activities arising from the restatement or otherwise related to its investigation. The issues surrounding the historical stock option grant practices are complex and require substantial resources to resolve. The cost and time to complete the amendment of our financial reports and to conclude any follow-up activities by the Special Committee may have a material adverse effect on our operating results or our common stock price. The period of time necessary to resolve any such follow-up matters is uncertain, and these matters could require significant additional attention and resources.

The discovery that we had not accounted correctly for historical stock option grants has had, and may continue to have, a material adverse effect on our financial results.

We cannot predict the outcome of any government inquiry or the pending shareholder derivative lawsuits, and we may face future government actions, shareholder lawsuits and other legal proceedings related to our historical stock option practices. All of these events have required us, and will continue to require us, to expend significant management time and to incur significant accounting, legal, and other expenses. This has and could continue to divert attention and resources from the operation of our business and adversely affects our financial condition and results of operations.

Any government inquiry relating to our historical stock option practices may be time consuming and expensive and could result in injunctions, fines and penalties that may have a material adverse effect on our financial condition and results of operations.

The SEC issued an informal request to us for information relating to our historical stock option grant practices. We have responded to the SEC’s inquiry and will respond to inquiries from other government authorities if made. The SEC and/or other government authorities may conduct a formal investigation into our historical stock option grant practices. The period of time necessary to resolve any such inquiry is uncertain, and we cannot predict the outcome of any such inquiry or whether we will face additional government inquiries, investigations or other actions related to our historical stock option practices, or otherwise. These matters will likely require us to continue to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which may have a material adverse effect on our financial condition, results of operations and cash flow. A formal investigation by the SEC and/or other government authorities could adversely affect our business, results of operations, financial position and cash flows.

We have not been in compliance with SEC reporting requirements and Nasdaq listing requirements and may continue to face compliance issues with both. If we are unable to remain in compliance with SEC reporting requirements and Nasdaq listing requirements, there may be a material adverse effect on the Company and our stockholders.

Pending completion of our Special Committee investigation, we were delinquent in filing certain of our periodic reports with the SEC, and consequently we were not in compliance with Nasdaq’s Marketplace Rules. As a result, we underwent a review and hearing process with Nasdaq to determine our listing status. Nasdaq ultimately permitted our securities to remain listed on the Nasdaq Global Select Market, but our securities could be delisted in the future if we do not maintain compliance with applicable listing requirements. For example, due to the delinquency in filing our periodic reports, we will be unable to hold our annual meeting of stockholders within the time required under Nasdaq Marketplace Rules, and it is possible that further Nasdaq delisting proceedings could begin if we are unable to resolve that deficiency within the time allowed to do so. If this happens, the price of our stock, the ability of our stockholders to trade in our stock, and our ability to raise capital could be adversely affected. If we are unable to remain in compliance with the SEC reporting requirements, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws, and we may not be able to issue stock options or other equity awards to our employees or allow them to exercise their outstanding options, which would adversely affect our business and results of operations.

We have been named as a party to shareholder derivative lawsuits relating to our historical stock option practices, and we may be named in additional lawsuits in the future. This litigation could become time consuming and expensive and could result in the payment of significant judgments and settlements, which could have a material adverse effect on our financial condition and results of operations.

In connection with our historical stock option practices and resulting restatements, derivative actions were filed against certain of our current and former directors and officers purporting to assert claims on the Company’s behalf. There may be additional lawsuits including securities class action lawsuits and other derivative actions filed in the future. We cannot predict the outcome of these lawsuits, nor can we predict the amount of time and expense that will be required to resolve these lawsuits. If these lawsuits become time consuming and expensive, or if there are unfavorable outcomes in any of these cases, there could be a material adverse effect on our business, financial condition and results of operations.

Our insurance coverage will not cover all of our liabilities and expenses in these lawsuits, in part because we have a significant deductible on certain aspects of the coverage. In addition, subject to certain limitations, we may be obligated to indemnify our current and former directors, officers and employees. We currently hold insurance policies for the benefit of our directors and officers, however our insurance coverage may not be sufficient in some or all of these matters to cover all of the costs the Company may need to incur. Furthermore, the insurers may seek to deny or limit coverage in some or all of these matters, in which case we may have to self-fund all or a substantial portion of our indemnification obligations. If we need to self-fund, there is no assurance that we will prevail in our efforts to recover payment from our insurers.

Our efforts to correct a material weakness in our internal control over financial reporting may not have been sufficient, and we may discover additional material weaknesses in our internal control over financial reporting.

As a result of the Special Committee investigation and management’s internal review of our historical stock option practices and related matters, we identified a material weakness in our internal control over financial reporting related to our ability to retrospectively identify material accounting errors resulting from our historical stock option grants (see Item 9A – Controls and Procedures). A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected. We believe that we have subsequently remedied this material weakness in our internal control over financial reporting, but there can be no assurance that our corrections were sufficient or fully effective, or that we will not discover additional material weaknesses in our internal control over financial reporting in the future.

Failure to maintain effective internal control over financial reporting may cause us to delay filing our periodic reports with the SEC, affect our Nasdaq listing, and adversely affect our stock price.

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal control over financial reporting. Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent registered public accounting firm interprets the requirements, rules and/or regulations differently from our interpretation, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

Federal securities laws, rules and regulations, as well as Nasdaq rules and regulations, require companies to maintain extensive corporate governance measures, impose comprehensive reporting and disclosure requirements, set strict independence and financial expertise standards for audit and other committee members and impose civil and criminal penalties for companies and their chief executive officers, chief financial officers and directors for securities law violations. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations.

It may be difficult or costly to obtain director and officer insurance coverage as a result of our stock option related issues.

We expect that the issues arising from our previous historical stock option grant practices and related accounting will make it more difficult to obtain director and officer insurance coverage in the future. If we are able to obtain this coverage, it could be significantly more costly than in the past, which would have an adverse effect on our financial results and cash flow. As a result of this and related factors, our directors and officers could face increased risks of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified directors and officers, which could adversely affect our business.

We Cannot Assure You That We Will Be Profitable in the Future.

While we have reported profits in both fiscal 2006 and 2005, we were not profitable in each quarter during those years. In addition, we reported losses for fiscal 2004, 2003, 2002, and 2001 and our revenue declined in each of the four quarters of fiscal 2006. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will continue to need to rationalize expense levels and increase revenue levels to achieve sustained profitability in future fiscal periods.

A Number of Factors Could Cause Our Quarterly Financial Results to Be Worse Than Expected, Resulting in a Decline in Our Stock Price.

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

Orders in our backlog at the beginning of each quarter do not equal expected revenues for that quarter and are generally cancelable at any time. Accordingly, we are dependent upon obtaining orders during a quarter and shipping those orders in the same quarter to achieve our revenue objectives. In addition, the timing of product releases and purchase orders, and product availability, often results in a majority of our product shipments being scheduled near the end of a quarter. Failure to ship these products by the end of a quarter may adversely affect our operating results. Our customer agreements generally allow customers to delay scheduled delivery dates or to cancel orders within specified timeframes without significant charges to the customers. Furthermore, some of our customers require that we provide installation or inspection services that may delay the recognition of revenue for both products and services, and some of our customer agreements include acceptance provisions that prevent our ability to recognize revenue upon shipment.

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

•	product returns or the cancellation or rescheduling of orders;

•	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

•	announcements and new product introductions by our competitors;

•	our ability to develop and support relationships with enterprise customers, service providers and other potential large customers;

•	our ability to achieve targeted cost reductions;

•	fluctuations in warranty or other service expenses actually incurred;

•	our ability to obtain sufficient supplies of sole- or limited-source components for our products on a timely basis;

•	increases in the prices of the components that we purchase;

•	decreases in the prices of the products that we sell;

•	our ability to achieve and maintain desired production volumes and quality levels for our products;

•	the mix of products sold and the mix of distribution channels through which products are sold;

•	impairment charges associated with long-lived assets;

•	restructuring costs associated with adjustments to the size of our operations;

•	costs relating to possible acquisitions and the integration of technologies or businesses;

•	the effect of amortization of purchased intangibles resulting from new transactions; and

•	costs relating to the recognition of share-based payments.

In fiscal 2006 and fiscal 2005, we reported revenues below our expectations. Our results were particularly impacted by lower sales in the United States and Japan in fiscal 2006, offset in part by increased service revenue and increased product revenue in the Asia Pacific region. We believe that revenues will increase in coming quarters; however, our future results could be adversely affected if longer term economic or industry trends are unfavorable.

Due to the foregoing factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.

Intense Competition in the Market for Networking Equipment Could Prevent Us from Increasing Revenue and Retaining Profitability.

The market for networking equipment is intensely competitive. The market for switches is part of the broader market for networking equipment, which is dominated by a few large companies, particularly Cisco Systems. In addition, there are a number of large telecommunications equipment providers, including Alcatel and Nortel Networks, which have entered the market for network equipment, particularly through acquisitions of public and privately held companies. We expect to face increased competition, particularly price competition, from these and other telecommunications equipment providers. We also compete with other public and private companies that offer switching solutions, including Enterasys Networks, Inc., Foundry Networks, Inc., Huawei Technologies Corporation, 3Com Corporation, Hewlett-Packard Company and Dell Computer Corporation. These vendors offer products with functionality similar to our products or provide alternative network solutions. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to develop and offer competitive products. Furthermore, we compete with numerous companies that offer routers and other technologies and devices that traditionally have managed the flow of traffic on the enterprise or Metro networks.

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

When Our Products Contain Undetected Errors, We May Incur Significant Unexpected Expenses and Could Lose Sales.

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

Our products must successfully interoperate with products from other vendors. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. The occurrence of system errors, whether or not caused by our products, could result in the delay or loss of market acceptance of our products and any necessary revisions may cause us to incur significant expenses. The occurrence of any such problems would likely have a material adverse effect on our business, operating results and financial condition.

Our Future Success Will Depend in Part Upon Increasing Our Revenue in the U.S. Market.

Our recent revenues in the U.S. have not met our expectations. We believe a number of factors have contributed to a decline in our revenues in the U.S., including attrition in our sales and marketing personnel, intense competition, as well as the timing of customer purchase decisions. Our success will depend upon increasing our revenue in the United States and we may need to identify new strategies or markets to increase revenue. We are initiating a number of programs to increase sales personnel, improve retention and to compete more effectively in the U.S. market. If these efforts are not successful, our ability to sustain and grow our revenue and to achieve increased profitability would be adversely affected.

We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Grow Our International Sales Depends on Successfully Expanding Our International Operations.

International sales constitute a significant portion of our net revenues. Our ability to grow will depend in part on the expansion of international sales. Sales to customers outside of the United States accounted for approximately 59%, 56% and 61% of our net revenues for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

•	longer accounts receivable collection cycles;

•	difficulties in managing operations across disparate geographic areas;

•	difficulties associated with enforcing agreements through foreign legal systems;

•	the payment of operating expenses in local currencies, which exposes us to risks of currency fluctuations;

•	higher credit risks requiring cash in advance or letters of credit;

•	difficulty in safeguarding intellectual property;

•	political and economic turbulence;

•	potential adverse tax consequences; and

•	unexpected changes in existing regulatory requirements and the addition of new regulatory requirements.

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

Conducting our Business on a Global Basis Requires Us to Comply with Various Foreign and Domestic Regulatory Requirements.

Conducting our business on a global basis subjects us to a number of frequently changing and complex regulatory requirements, and as we expand our operations into new territories, we may become subject to an increasing number of such regulatory requirements. These regulatory requirements vary from jurisdiction to jurisdiction, and may be inconsistent with one another. Our efforts to comply with the new and differing requirements increases our costs of goods and other expenses and may delay the production and shipment of our products, which could adversely impact revenue recognition and harm our financial results. In addition, failure to comply with the requirements of a single jurisdiction may adversely impact our ability to do business in that jurisdiction as well as other jurisdictions, which would harm our financial results.

Trade measures, environmental and import and export requirements are among the regulations with which we must comply. Failure to comply with such requirements may result in the imposition of financial penalties and restrictions on our ability to conduct business in and with certain countries, which may harm our business and damage our reputation. In the past, we were subject to an investigation by the U.S. Department of Commerce in connection with the possible violation of certain export regulations. The Department of Commerce has completed an investigation and we were required to pay a fine of $35,000. While this matter was resolved and we have also implemented procedures to reduce the risk of violations in the future, there can be no assurances that we will not become subject to such investigations in the future.

In connection with compliance with regulatory requirements, from time to time, we have been and may in the future become subject to audit by various governmental agencies seeking to review the compliance of our products or business practices with their regulations. When such audits occur and whether or not we are in compliance with the particular regulation, we may be required to cease shipment or production of our product in that particular jurisdiction while we seek to show our compliance with such regulations and our business may be adversely affected as a result.

We Expect the Average Selling Prices of Our Products to Decrease, Which May Reduce Gross Margin and/or Revenue.

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

Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment.

As of July 2, 2006, no customers accounted for more than 10% of our accounts receivable balance. Some of our customers are likely to experience serious cash flow problems and, as a result, may find it difficult to obtain financing, if financing is available at all. If our customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment of, the amounts that they owe us. In the fourth quarter of fiscal 2005, one large distributor in Europe became delinquent in its payments to us due to cash flow problems and difficulty in obtaining financing. We increased our receivable allowance to substantially cover this customer’s outstanding balance in that period, and in fiscal 2006 we wrote off $1.8 million in receivables related to this distributor.

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

If We Lose Key Personnel or are Unable to Hire Additional Qualified Personnel as Necessary, We May Not Be Able to Successfully Manage Our Business or Achieve Our Goals.

Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, service and operations personnel, many of whom would be difficult to replace. We do not have employment contracts with these individuals nor do we carry life insurance on any of our key personnel and we have experienced significant turn over in our executive personnel.

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

The Market in Which We Compete is Subject to Rapid Technological Progress and to Compete We Must Continually Introduce New Products that Achieve Broad Market Acceptance.

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

Our Limited Ability to Protect Our Intellectual Property May Adversely Affect Our Ability to Compete.

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, we cannot ensure that the actions we have taken will adequately protect our intellectual property rights or that other parties will not independently develop similar or competing products that do not infringe on our patents. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our intellectual property and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise misappropriate or use our products or technology, which would adversely affect our ability to compete.

Claims of Infringement by Others May Increase and the Resolution of such Claims May Adversely Affect our Ability to Compete and Our Operating Results.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents, copyrights, including rights to “open source” software, and other intellectual property rights. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the issuance of new patents as a rapid pace, it is not possible to determine in advance if a product or component might infringe the patent rights of others. Because of the potential for courts awarding substantial damages and the lack of predictability of such awards, it is not uncommon for companies in our and similar industries to settle even potentially unmeritorious claims for very substantial amounts. We expect to increasingly be subject to infringement claims asserted by third parties as the numbers of products and competitors in the market for network switches grow and product functionality overlaps.

In addition, products or technologies acquired by us may include so-called “open source” software. Open source software is typically licensed for use at no initial charge, but imposes on the user of the open source software certain requirements to license to others both the open source software as well as the software that relates to, or interacts with, the open source software. Our use of open source software subjects us to certain additional risks for the following reasons:

•	open source license terms may be ambiguous and may result in unanticipated obligations regarding our products;

•	open source software cannot be protected under trade secret law; and

•	it may be difficult for us to accurately determine the developers of the open source code and whether the acquired software infringes third-party intellectual property rights.

We are actively involved in disputes and licensing discussions with, and have received notices from, third parties regarding their claimed proprietary rights. As the functionality and features of our products expands and as the functionality of our software increases, these disputes and discussions could increase or become harder to resolve. The corporations with whom we have or could have disputes or discussions include corporations with extensive patent portfolios and substantial financial assets who are actively engaged in programs to generate substantial revenues from their patent portfolios, and who are seeking or may seek significant payments or royalties from us and others in our industry. We cannot ensure that we will always be able successfully to defend ourselves against such claims or conclude licensing discussions on favorable terms. If we are found to infringe the proprietary rights of others, or if we otherwise settle such claims or enter into licensing arrangement to resolve potential disputes, we could be compelled to pay damages, royalties or other payments and either obtain a license to those intellectual property rights or alter our products so that they no longer infringe upon such proprietary rights. Any license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. Litigation resulting from claims that we are infringing the proprietary rights of others has resulted and could in the future result in substantial costs and a diversion of resources, and could have a material adverse effect on our business, financial condition and results of operations. Due to the number of companies with extensive patent portfolios in our industry who are or may be actively involved in licensing programs, as well as the increasing number of trade secret and “open source” disputes, we believe that even if we do not infringe the rights of others, we will incur significant expenses in the future due to disputes or licensing negotiations, though the amounts can not be determined. We cannot assure you that any such expenses will not be material or otherwise adversely affect our operating results.

We Are Engaged in Litigation Regarding Intellectual Property Rights, and an Adverse Outcome Could Harm Our Business and Require Us to Incur Significant Costs.

We have received notice from some companies alleging that we may be infringing their patents. One company, Enterasys Networks, Inc., recently filed a claim against us alleging patent infringement. We are evaluating the merits of the claim and have filed counter claims in the matter. Without regard to the merits of this or any other claim, if judgments by a court of law on this or any other claim received in the future were to be upheld, or if we were otherwise to agree to the settlement of such claims, the consequences to us may be severe and could require us, among other actions to:

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

Adjustments to the Size of Our Operations May Require Us to Incur Unanticipated Costs.

Prior to the quarter ended April 1, 2001, we experienced rapid growth and expansion that placed a significant strain on our resources. Subsequent to that period, we have from time to time incurred unanticipated costs to reduce the scope of our operations to a level consistent with lower forecasted sales. We may make mistakes in structuring or operating our business, such as inaccurate sales forecasting or incorrect material planning. Any of these mistakes may lead to unanticipated fluctuations in our operating results. We cannot assure you that we will be able to size our operations in accordance with fluctuations of our business in the future.

We Must Continue to Develop and Increase the Productivity of Our Indirect Distribution Channels to Increase Net Revenues and Improve Our Operating Results.

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

Most of Our Revenue is Derived From Sales of Three Product Families, So We are Dependent on Widespread Market Acceptance of These Products.

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

Future Performance Will Depend on the Introduction and Acceptance of New Products.

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

Our Reliance on Industry Standards, Technological Change in the Marketplace and New Product Initiatives May Cause our Sales to Fluctuate or Decline.

The network equipment industry in which we compete is characterized by rapid changes in technology and customers requirements and evolving industry standards. As a result, our success depends on:

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

If a Key Reseller, Distributor, or Other Significant Customer Cancels or Delays a Large Purchase, Our Net Revenues May Decline and the Price of Our Stock May Fall.

To date, a limited number of resellers, distributors and other customers have accounted for a significant portion of our revenue. One distributor, Tech Data, accounted for greater than 10% of our net revenue in both fiscal 2006 and 2005. In addition, while no other distributor or customer has accounted for 10% or more of revenue in the recent fiscal years, sales to several distributors represent a high percentage of our sales. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected.

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

The Sales Cycle for Our Products is Long and We May Incur Substantial Non-Recoverable Expenses or Devote Significant Resources to Sales that Do Not Occur When Anticipated.

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

We Purchase Several Key Components for Products From Single or Limited Sources and Could Lose Sales if These Suppliers Fail to Meet Our Needs.

We currently purchase several key components used in the manufacture of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. Certain components such as tantalum capacitors, static random access memory, or SRAM, dynamic random access memory, or DRAM, and printed circuit boards, have been in the past, and may in the future be, in short supply. We have encountered, and are likely in the future to encounter, shortages and delays in obtaining these or other components, and this could have a material adverse effect on our ability to meet customer orders. Our principal sole-source components include:

•	ASICs;

•	microprocessors;

•	programmable integrated circuits;

•	selected other integrated circuits;

•	custom power supplies; and

•	custom-tooled sheet metal.

Our principal limited-source components include:

•	flash memories;

•	DRAMs, SRAMs and CAMs; and

•	printed circuit boards.

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

Our Dependence on One Contract Manufacturer for All of Our Manufacturing Requirements Could Harm Our Operating Results.

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

If We Do Not Adequately Manage and Evolve Our Financial Reporting and Managerial Systems and Processes, Our Ability to Manage and Grow Our Business May Be Harmed.

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

We May Be Unable to Reasonably Anticipate Whether a Change in Our Process Will Have a Material Affect on Our Internal Control Over Financial Reporting.

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

Changes in Financial Accounting Standards May Cause Adverse Unexpected Revenue Fluctuations and Affect Our Reported Results of Operations.

A change in accounting policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New pronouncements and varying interpretations of existing pronouncements have occurred with frequency and may occur in the future. Changes to existing rules, or changes to the interpretations of existing rules could lead to the questioning of our accounting practices, which may cause us to reevaluate or change such practices, and such changes could adversely affect our reported financial results or the way we conduct our business.

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

Our Business Substantially Depends Upon the Continued Growth of the Internet and Internet-Based Systems.

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

Compliance with Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we are investing all reasonably necessary resources to comply with evolving standards and changing interpretations of existing standards and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities and efforts to evaluate current practices and achieve compliance.

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

Previously, we executed a settlement agreement presented to all issuer defendants. In that settlement, plaintiffs would dismiss and release all claims against the Extreme Network Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Extreme Networks Defendants would not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeded the amount of the insurance coverage. The Court gave preliminary approval to the settlement in February 2005 and held a hearing in April 2006 to consider final approval of the settlement. Before the Court issued a final decision on the settlement, on December 5, 2006 the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Thereafter, on December 14, 2006, the Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit Court of Appeals for a rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit Court of Appeals denied plaintiffs’ petition for a rehearing, but clarified that the plaintiffs may seek to certify a more limited class. Accordingly, the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the decision of the Second Circuit Court of Appeals. On April 30, 2007, plaintiffs stated that they intend to present a proposed redefined class to the Court. If the settlement is not amended or renegotiated and then approved by the Court, we cannot assure you that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

In addition, in the past, we have, and may in the future, become subject to other types of litigation, and may in the future become subject to other types of litigation. Litigation is often expensive and diverts management’s attention and resources, which could materially and adversely affect our business.

Our Headquarters and Some Significant Supporting Businesses Are Located in Northern California and Other Areas Subject to Natural Disasters That Could Disrupt Our Operations and Harm Our Business.

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

Failure of Our Products to Comply With Evolving Industry Standards and Complex Government Regulations May Cause Our Products to Not Be Widely Accepted, Which May Prevent Us From Growing Our Net Revenues or Achieving Profitability on a Fiscal Year Basis.

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

In addition, the EU also adopted Directive 2002/95/EC on Restriction on the Certain Hazardous Substances in Electrical and Electronic Equipment (the “ RoHS Directive”). The RoHS Directive bans in the EU the use of certain hazardous materials in electrical and electronic equipment. The RoHS Directive went into effect on July 1, 2006, the date by which each EU-member country was required to adopt legislation implementing the RoHS Directive in that country. Certain EU-member countries where we import products have adopted such implementing legislation effective July 1, 2006, while other EU-member countries have either not yet adopted implementing legislation or have not yet adopted rules under their implementing legislation. The manner of implementation of the RoHS Directive in each EU country will likely vary, and we will face challenges complying with the differing implementation of the RoHS Directive in each country. Failure to comply with the regulatory requirements in one jurisdiction may adversely impact our ability to do business in that jurisdiction as well as others. We have incurred higher manufacturing costs, experienced component part constraints in our supply chain in the fourth fiscal quarter of 2006, and increased our European service spare parts inventory by approximately $5.1 million as of July 2, 2006 as a result of complying with the RoHS Directive. We might incur further increased manufacturing costs, production delays and/or increased finished goods inventory and service spare parts inventory in complying with implementing legislation under the RoHS Directive, but we cannot currently estimate those costs because of uncertainty on how the RoHS Directive will be implemented in each EU-member country where we manufacture or import electrical or electronic equipment. We have experienced RoHS compliant product shortages during the initial implementation period that has caused, and may in the future cause, product shipments and revenue to be below expectations. To the extent those costs or delays are substantial, our financial condition or results of operations could be materially adversely affected. In addition, similar legislation has been or could be enacted in other countries outside the EU, the cumulative impact of which could similarly impact our financial condition or results of operations.

Failure to Successfully Expand Our Sales and Support Teams or Educate Them In Regard to Technologies and Our Product Families May Harm Our Operating Results.

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

We May Engage in Future Acquisitions that Dilute the Ownership Interests of Our Stockholders, Cause Us to Incur Debt and Assume Contingent Liabilities.

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

We May Need Additional Capital to Fund Our Future Operations and, If It Is Not Available When Needed, We May Need to Reduce Our Planned Development and Marketing Efforts, Which May Reduce Our Net Revenues and Prevent Us From Achieving Profitability on a Fiscal Year Basis.

We believe that our existing working capital and cash available from credit facilities and future operations will enable us to meet our working capital requirements for at least the next 12 months. However, if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we may need additional capital. The development and marketing of new products and the expansion of reseller and distribution channels and associated support personnel requires a significant commitment of resources. In addition, if the markets for our products develop more slowly than anticipated, or if we fail to establish significant market share and achieve sufficient net revenues, we may continue to consume significant amounts of capital. As a result, we could be required to raise additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution of the shares held by existing stockholders. If additional funds are raised through the issuance of debt securities, such securities may provide the holders certain rights, preferences, and privileges senior to those of common stockholders, and the terms of such debt could impose restrictions on our operations. We cannot assure you that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

We Have Entered into Long-Term Lease Agreements for Several Facilities that are Currently Vacant and May be Difficult to Sublease due to Current Real Estate Market Conditions.

We have certain long-term real estate lease commitments carrying future obligations for non-cancelable lease payments. Reductions in our workforce and the restructuring of operations since fiscal 2002 have resulted in the need to consolidate certain of these leased facilities, located primarily in Northern California, for which we recorded excess facilities charges of approximately $3.3 million in fiscal 2006, $6.5 million in fiscal 2004, and $9.6 million in fiscal 2003. For more information, see Note 13 of Notes to Consolidated Financial Statements. We may incur additional charges for excess facilities as a result of additional reductions in our workforce or future restructuring of operations. We will continue to be responsible for all carrying costs of these facilities until such time as we can sublease these facilities or terminate the applicable leases based on the contractual terms of the lease agreements, and these costs may have an adverse effect on our business, operating results and financial condition.

Our Stock Price Has Been Volatile In the Past and Our Stock Price May Significantly Fluctuate in the Future.

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

Securities We Issue to Fund Our Operations Could Dilute Your Ownership.

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

Provisions in Our Charter Documents and Delaware Law and Our Adoption of a Stockholder Rights Plan May Delay or Prevent an Acquisition of Extreme, Which Could Decrease the Value of Our Common Stock and the Notes.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal administrative, sales, marketing and research and development facilities are located in Santa Clara, California. We also lease office space and executive suites in various other geographic locations domestically and internationally for sales and service personnel and engineering operations. Our aggregate lease expense for fiscal 2006 was approximately $4.4 million, net of sublease income of approximately $0.1 million. We believe our current facilities will adequately meet our growth needs for the foreseeable future, and we are actively engaged in efforts to sublease excess space we acquired in prior years to meet the anticipated growth at that time.

Item 3. Legal Proceedings

Government Inquiries Relating to Historical Stock Option Practices

On June 27, 2006, the Company received an informal inquiry letter from the Staff of the SEC Enforcement Division requesting that the Company voluntarily provide documents related to its policies, practices and procedures for granting stock options for the period since its initial public offering on April 9, 1999 (“IPO”). The Company responded to the request, is cooperating fully with the SEC inquiry, and intends to continue to do so.

This inquiry likely will require the Company to expend significant management time and incur significant legal and other expenses, and could result in civil actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which may adversely affect the Company’s results of operations and cash flow.

The Company cannot predict how long it will take to or how much more time and resources the Company will have to expend to resolve this government inquiry, nor can we predict the outcome of this inquiry. Also, there can be no assurance that other inquiries, investigations or actions will not be started by other United States federal or state regulatory agencies or by foreign governmental agencies.

Late SEC Filing and Nasdaq Delisting Proceedings

Due to the Special Committee investigation and the resulting restatements, the Company did not timely file its Form 10-K for the fiscal year ending July 2, 2006 or the Quarterly Reports on Forms 10-Q for the quarters ended October 1, 2006, December 31, 2006 and April 1, 2007. As a result, the Company initially received two Nasdaq Staff Determination letters, dated September 22, 2006, and November 15, 2006, respectively, stating that the Company was not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that the Company’s stock was subject to delisting from the Nasdaq Global Select Market. The Company appealed the determination in the September 22, 2006 letter and requested a hearing before a Nasdaq Listing Qualifications Panel. On November 9, 2006, we attended a hearing, at which we simultaneously sought appropriate exceptions to the filing requirements from the Panel pending completion and filing of both our delinquent 10-K and 10-Q report for the quarter ended October 1, 2006. On January 8, 2007, the Panel granted our request for continued listing of our stock on the Nasdaq Global Select Market, subject to the condition that we file the 10-K annual report and our Quarterly Report on Form 10-Q for the quarter ended October 1, 2006 on or before March 21, 2007.

On February 20, 2007, we received another Nasdaq Staff Determination letter, stating that we were not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) because we did not timely file our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 and, therefore, that our stock was subject to delisting from the Nasdaq Global Select Market. Also on February 20, 2007, we were informed by the Nasdaq Listing and Hearings Review Council that at our request it had stayed the Panel’s determination and any future Panel determinations to suspend our securities from trading pending further action by the Listing Council. On June 22, 2007, the Listing Council issued a ruling exercising its authority under Marketplace Rule 4802(b) to grant the Company an extension until July 3, 2007 to file this Report and our Quarterly Reports on Forms 10-Q for the quarters ended October 1, 2006, December 31, 2006, and April 1, 2007 . On June 18, 2007, in anticipation of the Listing Council’s decision, the Company requested that the Nasdaq Board of Directors provide a further extension of time to allow the Company to come into compliance. The Nasdaq Board granted that request on June 25, 2007.

With the filing of this Report and our Quarterly Reports on Forms 10-Q for the quarters ended October 1, 2006, December 31, 2006, and April 1, 2007, the Company believes that it has returned to full compliance with SEC reporting requirements and Nasdaq listing requirements. The Company therefore expects that the Nasdaq delisting matter will be closed and will seek confirmation from Nasdaq of that result.

We cannot predict, however, whether the SEC will review these reports and, if so, whether the SEC will have comments on these reports (or other reports that we previously filed) that may require us to file amended reports with the SEC. In addition, we cannot predict whether the Nasdaq Listing Qualifications Panel or Listing Council will concur that we are in compliance with all relevant listing requirements. If either of those events occurs, we might be unable to remain in compliance with SEC reporting requirements and Nasdaq listing requirements, and, therefore, we might be unable to maintain an effective listing of our common stock on the Nasdaq Global Select Market or any other national securities exchange.

Shareholder Litigation Relating to Historical Stock Option Practices

On April 25, 2007, an individual identifying herself as a shareholder of the Company filed a derivative action in the United States District Court for the Northern District of California purporting to assert claims on behalf of and in the name of the Company against various of our current and former directors and officers relating to our stock option granting practices for stock options issued from 2000 to 2003. The complaint alleges that the individual defendants breached their fiduciary duties and other obligations to the Company and violated federal securities laws in connection with our historical stock option granting process and our accounting for past stock options.

The plaintiff has asserted claims for violations of Sections 10(b) (including Rule 10b-5 thereunder), 14(a), and 20(a) of the Securities Exchange Act of 1934, unjust enrichment, breach of fiduciary duty and aiding and abetting such breach, rescission, and a claim for an accounting of all stock option grants made to the named defendants. Extreme Networks, Inc. is named as a nominal defendant in these actions. On behalf of Extreme Networks, Inc., the plaintiff seeks unspecified monetary and other relief against the named defendants. The plaintiff is Yenna Wu. The individual named defendants are Gordon L. Stitt, Herb Schneider, Stephen Haddock, Paul Romeo, Vito Palermo, Harold Covert, Darrell Scherbarth, Christopher, N. Todd, Alexander J. Gray, Frank C. Carlucci, William R. Slakey, Charles Carinalli, Harry Silverglide, Michael West, Kenneth Levy, Robert L. Corey, Peter Wolken, and Promod Haque.

A similar derivative action was filed in the same court on May 2, 2007, by Linda Erikson, another individual identifying herself as a shareholder of the Company, alleging the same legal claims against the same individual defendants concerning the same subject matter.

A third derivative action was filed in the same court on May 31, 2007 by Frank A. Grucel, an individual identifying himself as a shareholder of the Company, purporting to assert claims on the Company’s behalf relating to the Company’s historic stock options granting practices. The complaint seeks unspecified monetary and injunctive relief and asserts claims for violations of Section 14(a) of the Securities Exchange Act of 1934, an accounting of all stock option grants made to the named defendants, breach of fiduciary duty and aiding and abetting such breach, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, rescission, violations of California Corporations Code Section 25402, and breach of fiduciary duties related to insider selling and alleged misappropriation of information. Extreme Networks, Inc. is named as a nominal defendant in this action, and the individual named defendants are Gordon L. Stitt, Herb Schneider, Stephen Haddock, Alexander J. Gray, Frank C. Carlucci, William R. Slakey, Charles Carinalli, Harry Silverglide, Michael West, Kenneth Levy, Robert L. Corey, Peter Wolken, Michael Palu, and Alicia Moore.

The foregoing actions have been related and assigned to the same judge. On June 15, 2007, Yenna Wu filed an amended complaint in her action. The amended complaint names one additional individual defendant, Mark Canepa, as well as the individual defendants named in the derivative complaints filed on April 25, 2007 and May 2, 2007, is purportedly brought both as a derivative action and as a class action on behalf of all current shareholders of the Company, and alleges a claim for violation of Delaware General Corporations Code Section 211(c), seeking an order compelling the Company to hold a shareholder’s meeting. The amended complaint otherwise alleges the same claims as the derivative complaints filed on April 25, 2007 and May 2, 2007 by plaintiffs Wu and Erikson, respectively.

The foregoing actions are at an early stage. Discovery has not commenced, and the defendants are not yet required to respond to the complaints. We cannot predict whether these actions are likely to result in any material recovery by or expense to the Company.

Indemnification Obligations

Subject to certain limitations, we may be obligated to indemnify our current and former directors, officers and employees. These obligations arise under the terms of our certificate of incorporation, our bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify, where applicable, generally means that we are required to pay or reimburse, and in certain circumstances we have paid or reimbursed, the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of these claims. The cost to defend the Company and the named individuals could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future. Recovery of such costs under our directors and officers insurance coverage is uncertain.

Other Legal Matters

On April 20, 2007, Extreme Networks filed suit against Enterasys in the United States District Court for the Western District of Wisconsin, Civil Action No. 07-C-0229-C. The complaint alleges willful infringement of U.S. patents Nos. 6,104,700, 6,678,248, and 6,859,438, and seeks injunctive relief against Enterasys’ continuing sale of infringing goods and monetary damages. Enterasys responded to the complaint on May 30, 2007. Enterasys also filed a counterclaim alleging infringement of three U.S. patents owned by Enterasys. The case is in its early stages, however a Markman Hearing has been scheduled for October 2007, and a trial date has been set for May 2008.

On December 27, 2005, Broadband Office Inc. (“Broadband”) served an amended complaint, adding Extreme Networks as a defendant in its lawsuit against Technology Credit Corporation (“TCC”) and Key Equipment Finance, Inc., seeking recovery of an alleged preferential payment in the amount of $0.8 million plus interest, purportedly paid by Broadband to TCC within ninety days prior to Broadband’s petition for bankruptcy protection. Extreme disputes that it owes any money to Broadband, and intends vigorously to defend against the claims.

On June 21, 2005, Enterasys filed suit against Extreme Networks and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Massachusetts, Civil Action No.05-11298 DPW. The complaint alleges willful infringement of U. S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560, 236, and seeks: a) a judgment that Extreme willfully infringes each of the patents; (b) a permanent injunction from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) damages and a “reasonable royalty” to be determined at trial; (d) trebled damages; (e) attorneys fees, costs and interest; and (f) equitable relief at the court’s discretion. The Markman hearing has been rescheduled for October 2007. We intend vigorously to defend against Enterasys’ assertions, which we believe to be without merit.

On May 27, 2003, Lucent filed suit against Extreme Networks and Foundry in the United States District Court for the District of Delaware, Civil Action No. 03-508. The complaint alleged willful infringement of U.S. Patent Nos. 4,769,810, 4,769,811, 4,914,650, 4,922,486 and 5,245,607. After the Markman hearing, Lucent dropped its claims relating to the 5,245,607 patent. The judge split the case into three parts to be tried separately: phase 1 to cover infringement, willfulness and damages; phase 2 to cover invalidity; and phase 3 to cover equitable defenses and our counterclaims. On May 9, 2005, a jury in Delaware awarded a verdict to Extreme in the phase 1 trial of non-infringement on 18 out of the 19 claims asserted. The jury did award Lucent damages of approximately $275,000 on the remaining claim; which covers a feature that is not offered in our current product line. The parties each filed post-trial motions; and on August 16, 2005, the judge granted Lucent’s motion for a new trial, ruling that Extreme impermissibly introduced to the jury evidence of its prior relationship with Lucent. Extreme’s motion for reconsideration was denied. On August 9, 2006, the parties entered into a settlement agreement to resolve all outstanding claims which includes the dismissal of all claims and a patent cross-license for a defined term.

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

Previously, we executed a settlement agreement presented to all issuer defendants. In that settlement, plaintiffs would dismiss and release all claims against the Extreme Network Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Extreme Networks Defendants would not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeded the amount of the insurance coverage. The Court gave preliminary approval to the settlement in February 2005 and held a hearing in April 2006 to consider final approval of the settlement. Before the Court issued a final decision on the settlement, on December 5, 2006 the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Thereafter, on December 14, 2006, the Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit Court of Appeals for a rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit Court of Appeals denied plaintiffs’ petition for a rehearing, but clarified that the plaintiffs may seek to certify a more limited class. Accordingly, the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the decision of the Second Circuit Court of Appeals. On April 30, 2007, Plaintiffs stated that they intend to present a proposed redefined class to the Court. If the settlement is not amended or renegotiated and then approved by the Court, there is no assurance that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

We may from time to time be party to litigation arising in the course of our business, including, without limitation, allegations relating to commercial transactions or business relationships or intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock commenced trading on The Nasdaq Global Market on April 9, 1999 under the symbol “EXTR.” The following table sets forth the high and low sales prices as reported by Nasdaq. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Stock Prices	High	Low
Fiscal year ended July 2, 2006:
First quarter	$5.14	$4.06
Second quarter	$5.26	$4.34
Third quarter	$5.22	$4.48
Fourth quarter	$5.09	$4.02
Fiscal year ended July 3, 2005:
First quarter	$5.66	$4.38
Second quarter	$7.22	$4.30
Third quarter	$6.64	$5.65
Fourth quarter	$5.91	$4.07

At August 15, 2006, there were approximately 397 stockholders of record of our common stock and approximately 34,000 beneficial stockholders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings for the development of our business.

Purchases of Our Stock

The following table sets forth certain information regarding purchases by us of shares of our common stock during the fourth quarter of fiscal 2006:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 3, 2006 through April 30, 2006	898,261	(2)	$4.69		898,261	(2)	$25,179,161
May 1, 2006 through May 28, 2006	872,506	(2)	$4.60		872,506	(2)	$21,161,440
May 29, 2006 through July 2, 2006	1,140,000	(2)	$4.26		1,140,000	(2)	$16,299,991
Total	2,910,767		$4.50	(3)	2,910,767		$62,640,592

(1)	We announced on October 26, 2005 that we have an ongoing authorization from the Board of Directors, subject to certain specifications, to repurchase shares of our common stock up to an aggregate maximum amount of $50 million on the open market or in negotiated transactions through October 2007.
(2)	As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. During the fourth quarter of fiscal 2006, we repurchased 2.9 million shares of our common stock for $13.1 million under structured share repurchase transactions. These transactions required that we make up-front payments.
(3)	Represents average price paid per share during the fourth quarter of fiscal 2006.

Item 6. Selected Financial Data

The Special Committee has completed its investigation, including review of all stock option grants made by the Company during the period commencing with our IPO on April 9, 1999 through September 30, 2006 (the “Review Period”). Based on the Special Committee’s investigation, the Company confirmed that it had correctly accounted for stock options granted on 310 out of 399 grant dates, or 78%, of its stock option grant dates during the Review Period, but that recognition of non-cash share-based compensation charges was necessary with respect to certain grants, for reasons that varied with the particular facts and circumstances of each affected grant, as described more fully in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Based on the Special Committee’s investigation, with the concurrence of management and the Audit Committee, the Company determined that Extreme should have recognized approximately $223.0 million of pre-tax share-based compensation expense that was not accounted for in the Company’s previously issued financial statements. In addition, the Company should have recorded approximately $0.3 million of income tax benefits. Therefore, the Company is restating financial information in this report for each of the fiscal years ended July 3, 2005, June 27, 2004, June 29, 2003, and June 30, 2002. On a voluntary basis, the Company is including its restated consolidated statements of operations and consolidated balance sheet data for the years ended July 1, 2001, and July 2, 2000 in Item 6. This restatement had no impact on the Company’s consolidated statement of operations for the fiscal year ended July 2, 2006 or on the Company’s previously reported revenues for any fiscal year. The restatement also had no impact on the Company’s previously reported cash positions for any period.

This restatement is more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

The table below reflects the impact, by year, of the restatement:

	Restatement Adjustments
Fiscal Year Ended	Pre-Tax Non-Cash Charge	Income Tax (Benefit) Provision	After-Tax Non-Cash Charge
	(in thousands)
July 2, 2000	$12,202	$(4,759)	$7,443
July 1, 2001	89,733	(34,482)	55,251
June 30, 2002	96,707	(23,722)	72,985
June 29, 2003	22,356	62,635	84,991

Cumulative Effect at June 29, 2003	220,998	(328)	220,670

June 27, 2004	1,544	—	1,544
July 3, 2005	423	—	423

Total	$222,965	$(328)	$222,637

The following table sets forth selected financial data for each of the fiscal years ended July 3, 2005, June 27, 2004, June 29, 2003, and June 30, 2002, as restated. These tables should be reviewed in conjunction with the Consolidated Financial Statements in Item 8 and related Notes, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended
	July 2, 2006	July 3, 2005(1)	June 27, 2004(2)	June 29, 2003(3)	June 30, 2002
		As Restated	As Restated	As Restated	As Restated
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues:
Product	$294,824	$324,256	$303,293	$324,727	$407,394
Service	63,777	59,091	48,555	38,549	34,215

Total net revenues	358,601	383,347	351,848	363,276	441,609

Cost of revenues:
Product	130,557	146,509	137,169	172,581	*
Service	34,168	34,259	35,632	40,846	*

Total cost of revenues	164,725	180,768	172,801	213,427	262,825

Gross margin:
Product	164,267	177,747	166,124	152,146	*
Service	29,609	24,832	12,923	(2,297)	*

Total gross margin	193,876	202,579	179,047	149,849	178,784

Operating expenses:
Sales and marketing	98,452	96,951	93,707	101,646	147,777
Research and development	61,966	61,516	58,900	74,077	103,598
General and administrative	25,498	31,709	29,717	32,336	46,413
Technology agreement	—	2,000	—	—	—
Impairment of acquired intangible assets	—	—	—	1,021	89,752
Amortization of deferred stock compensation	—	69	1,061	723	10,184
Amortization of goodwill	—	—	—	—	33,546
Amortization of purchased intangible assets	—	—	—	—	3,642
Restructuring charge	3,268	—	6,487	15,939	73,570
Property and equipment write-off	—	—	—	12,678	—

Total operating expenses	189,184	192,245	189,872	238,420	508,482

Operating income (loss)	4,692	10,334	(10,825)	(88,571)	(329,698)
Interest income	15,136	10,713	8,584	11,069	11,748
Interest expense	(7,252)	(7,037)	(6,982)	(7,058)	(4,509)
Other income (expense), net	(2,269)	2,052	9,107	(190)	(11,050)

Income (loss) before income taxes	10,307	16,062	(116)	(84,750)	(333,509)

Provision for income taxes	1,798	3,543	3,176	197,421	(76,562)

Net income (loss)	$8,509	$12,519	$(3,292)	$(282,171)	$(256,947)

Basic and diluted net loss per share:
Net income (loss) per share – basic	$0.07	$0.10	$(0.02)	$(2.45)	$(2.28)
Net income (loss) per share – diluted	$0.07	$0.10	$(0.02)	$(2.45)	$(2.28)
Shares used in per share calculation – basic	121,286	121,225	118,348	115,186	112,925
Shares used in per share calculation – diluted	123,049	124,166	118,348	115,186	112,925

(1)	Fiscal 2005 includes other income of $3.9 million from the relief of a foreign consumption tax obligation.
(2)	Fiscal 2004 includes other income of $7.9 million in cash settlements from vendors, net of related expenses, and other income of $2.5 million from the relief of a foreign consumption tax obligation.
(3)	Fiscal 2003 net loss includes a $194.8 million charge in our tax provision reflecting our provision of a full valuation allowance against deferred tax assets.
*	Cost of revenue and gross margin are presented in total for the year ended June 30, 2002 since Extreme Networks did not track product and service cost of revenue separately in this year.

	As of
	July 2, 2006	July 3, 2005	June 27, 2004	June 29, 2003	June 30, 2002
		As Restated	As Restated	As Restated	As Restated
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents, short-term investments and marketable securities	$433,105	$440,404	$425,672	$402,157	$400,057
Deferred tax asset	$500	$430	$886	$609	$196,727
Total assets	$558,718	$583,614	$579,273	$550,257	$798,979
Convertible subordinated notes	$200,000	$200,000	$200,000	$200,000	$200,000
Other long-term liabilities	$23,056	$30,698	$41,308	$22,313	$20,761
Common stock and capital in excess of par	$927,835	$915,945	$910,546	$876,186	$896,355
Accumulated deficit	$(656,387)	$(664,896)	$(677,415)	$(674,123)	$(391,952)

The impact of the restatement and a comparison to the amounts originally reported are detailed in the table below:

	Year Ended
	July 3, 2005(1)			June 27, 2004(2)
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues:
Product	$324,256	$—	$324,256	$303,293	$—	$303,293
Service	59,091	—	59,091	48,555	—	48,555

Total net revenues	383,347	—	383,347	351,848	—	351,848

Cost of revenues:
Product	146,476	33	146,509	137,106	63	137,169
Service	34,219	40	34,259	35,546	86	35,632

Total cost of revenues	180,695	73	180,768	172,652	149	172,801

Gross margin:
Product	177,780	(33)	177,747	166,187	(63)	166,124
Service	24,872	(40)	24,832	13,009	(86)	12,923

Total gross margin	202,652	(73)	202,579	179,196	(149)	179,047

Operating expenses:
Sales and marketing	96,804	147	96,951	93,220	487	93,707
Research and development	61,268	248	61,516	58,105	795	58,900
General and administrative	31,754	(45)	31,709	29,604	113	29,717
Technology agreement	2,000	—	2,000	—	—	—
Amortization of deferred stock compensation	69	—	69	1,061	—	1,061
Restructuring charge	—	—	—	6,487	—	6,487

Total operating expenses	191,895	350	192,245	188,477	1,395	189,872

Operating income (loss)	10,757	(423)	10,334	(9,281)	(1,544)	(10,825)
Interest income	10,713	—	10,713	8,584	—	8,584
Interest expense	(7,037)	—	(7,037)	(6,982)	—	(6,982)
Other income	2,052	—	2,052	9,107	—	9,107

Income before income taxes	16,485	(423)	16,062	1,428	(1,544)	(116)

Provision for income taxes	3,543	—	3,543	3,176	—	3,176

Net Income (loss)	$12,942	$(423)	$12,519	$(1,748)	$(1,544)	$(3,292)

Basic and diluted earnings per share
Net income (loss) per share – basic	$0.11	$(0.01)	$0.10	$(0.01)	$(0.01)	$(0.02)
Net income (loss) per share – diluted	$0.10	$(0.00)	$0.10	$(0.01)	$(0.01)	$(0.02)
Shares used in per share calculation – basic	121,225	121,225	121,225	118,348	118,348	118,348
Shares used in per share calculation – diluted	124,219	124,166	124,166	118,348	118,348	118,348

(1)	Fiscal 2005 includes other income of $3.9 million from the relief of a foreign consumption tax obligation.
(2)	Fiscal 2004 includes other income of $7.9 million in cash settlements from vendors, net of related expenses, and other income of $2.5 million from the relief of a foreign consumption tax obligation.

	As of
	July 3, 2005			June 27, 2004
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents, short-term investments and marketable securities	$440,404	$—	$440,404	$425,672	$—	$425,672
Deferred tax asset	$430	$—	$430	$886	$—	$886
Total assets	$583,614	$—	$583,614	$579,273	$—	$579,273
Convertible subordinated notes	$200,000	$—	$200,000	$200,000	$—	$200,000
Other long-term liabilities	$30,698	$—	$30,698	$41,308	$—	$41,308
Common stock and capital in excess of par	$693,158	$222,787	$915,945	$687,216	$223,330	$910,546
Accumulated deficit	$(442,259)	$(222,637)	$(664,896)	$(455,201)	$(222,214)	$(677,415)

	Year Ended
	June 29, 2003(1)			June 30, 2002
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues:
Product	$324,727	$—	$324,727	$407,394	$—	$407,394
Service	38,549	—	38,549	34,215	—	34,215

Total net revenues	363,276	—	363,276	441,609	—	441,609

Cost of revenues:
Product	172,069	512	172,581	*	*	*
Service	40,852	(6)	40,846	*	*	*

Total cost of revenues	212,921	506	213,427	257,639	5,186	262,825

Gross margin:
Product	152,658	(512)	152,146	*	*	*
Service	(2,303)	6	(2,297)	*	*	*

Total gross margin	150,355	(506)	149,849	183,970	(5,186)	178,784

Operating expenses:
Sales and marketing	102,472	(826)	101,646	117,855	29,922	147,777
Research and development	58,004	16,073	74,077	61,490	42,108	103,598
General and administrative	25,733	6,603	32,336	26,922	19,491	46,413
Impairment of acquired intangible assets	1,021	—	1,021	89,752	—	89,752
Amortization of deferred stock compensation	723	—	723	10,184	—	10,184
Amortization of goodwill	—	—	—	33,546	—	33,546
Amortization of purchased intangible assets	—	—	—	3,642	—	3,642
Restructuring charge	15,939	—	15,939	73,570	—	73,570
Property and equipment write-off	12,678	—	12,678	—	—	—

Total operating expenses	216,570	21,850	238,420	416,961	91,521	508,482

Operating loss	(66,215)	(22,356)	(88,571)	(232,991)	(96,707)	(329,698)
Interest income	11,069	—	11,069	11,748	—	11,748
Interest expense	(7,058)	—	(7,058)	(4,509)	—	(4,509)
Other expense	(190)	—	(190)	(11,050)	—	(11,050)

Loss before income taxes	(62,394)	(22,356)	(84,750)	(236,802)	(96,707)	(333,509)

Provision for income taxes	134,786	62,635	197,421	(52,840)	(23,722)	(76,562)

Net loss	$(197,180)	$(84,991)	$(282,171)	$(183,962)	$(72,985)	$(256,947)

Basic and diluted net loss per share:
Net loss per share – basic	$(1.71)	$(0.74)	$(2.45)	$(1.63)	$(0.65)	$(2.28)
Net loss per share – diluted	$(1.71)	$(0.74)	$(2.45)	$(1.63)	$(0.65)	$(2.28)
Shares used in per share calculation – basic	115,186	115,186	115,186	112,925	112,925	112,925
Shares used in per share calculation – diluted	115,186	115,186	115,186	112,925	112,925	112,925

*	Cost of revenue and gross margin are presented in total for the year ended June 30, 2002 since Extreme Networks did not track product and service revenue separately in this year.
(1)	Fiscal 2003 provision for income taxes includes a $194.8 million charge reflecting our provision of a full valuation allowance against deferred tax assets.

	As of
	June 29, 2003			June 30, 2002
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents, short-term investments and marketable securities	$402,157	$—	$402,157	$400,057	$—	$400,057
Deferred tax asset	$609	$—	$609	$134,092	$62,635	$196,727
Total assets	$550,257	$—	$550,257	$736,344	$62,635	$798,979
Convertible subordinated notes	$200,000	$—	$200,000	$200,000	$—	$200,000
Other long-term liabilities	$22,313	$—	$22,313	$20,761	$—	$20,761
Common stock and capital in excess of par	$652,091	$224,095	$876,186	$653,547	$242,808	$896,355
Accumulated deficit	$(453,453)	$(220,670)	$(674,123)	$(256,273)	$(135,679)	$(391,952)

	Year Ended
	July 1, 2001			July 2, 2000
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues:
Product	$463,903	$—	$463,903	$261,956	$—	$261,956
Service	27,329	—	27,329	—	—	—

Total net revenues	491,232	—	491,232	261,956	—	261,956

Cost of revenue	299,031	2,379	301,410	126,916	277	127,193

Gross margin	192,201	(2,379)	189,822	135,040	(277)	134,763

Operating expenses:
Sales and marketing	136,802	29,061	165,863	67,146	4,644	71,790
Research and development	57,876	33,364	91,240	32,998	6,568	39,566
General and administrative	25,789	24,929	50,718	11,852	713	12,565
Amortization of deferred stock compensation	4,143	—	4,143	119	—	119
Amortization of goodwill	28,862	—	28,862	6,671	—	6,671
Amortization of purchased intangible assets	4,525	—	4,525	—	—	—
Purchased in-process research and development	30,142	—	30,142	—	—	—
Restructuring charge	5,955	—	5,955	—	—	—

Total operating expenses	294,094	87,354	381,448	118,786	11,925	130,711

Operating income (loss)	(101,893)	(89,733)	(191,626)	16,254	(12,202)	4,052
Interest income	15,474	—	15,474	14,638	—	14,638
Interest expense	(387)	—	(387)	(490)	—	(490)
Other expense	(4,745)	—	(4,745)	(33)	—	(33)

Income (loss) before income taxes	(91,551)	(89,733)	(181,284)	30,369	(12,202)	18,167

Provision for income taxes	(22,668)	(34,482)	(57,150)	10,321	(4,759)	5,562

Net income (loss)	$(68,883)	$(55,251)	$(124,134)	$20,048	$(7,443)	$12,605

Basic and diluted net loss per share:
Net income (loss) per share – basic	$(0.64)	$(0.51)	$(1.15)	$0.20	$(0.07)	$0.13
Net income (loss) per share – diluted	$(0.64)	$(0.51)	$(1.15)	$0.18	$(0.07)	$0.11
Shares used in per share calculation – basic	108,353	108,353	108,353	100,516	100,516	100,516
Shares used in per share calculation – diluted	108,353	108,353	108,353	111,168	111,168	111,168

	As of
	July 1, 2001			July 2, 2000
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents, short-term investments and marketable securities	$191,502	$—	$191,502	$227,505	$—	$227,505
Deferred tax asset	$75,883	$38,913	$114,796	$18,400	$4,759	$23,159
Total assets	$666,348	$38,913	$705,261	$515,930	$4,759	$520,689
Other long-term liabilities	$266	$—	$266	$306	$—	$306
Common stock and capital in excess of par	$640,655	$261,136	$901,791	$423,150	$66,933	$490,083
Accumulated deficit	$(72,311)	$(62,694)	$(135,005)	$(3,428)	$(7,443)	$(10,871)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:

•

Forward-looking statements. This section discusses how forward-looking statements made by us in the MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•

Restatement of Previously Issued Financial Statements. This section provides information on the Special Committee’s review of the Company’s stock option granting practices and accounting, and the resulting restatement of the Company’s previously issued financial statements.

•	Business Overview. This section provides an introductory overview and context for the discussion and analysis that follows in the MD&A.

•

Results of operations. This section provides an analysis of the Company’s results of operations for the three fiscal years ended July 2, 2006, July 3, 2005, and June 27, 2004. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•

Critical accounting policies and estimates. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

Forward Looking Statements

The following discussion should be read together with the consolidated financial statements and notes thereto included in this annual report on Form 10-K. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements contained herein are based on current expectations and involve various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. See the risks and uncertainties identified in “Part I. Item 1A. Risk Factors” elsewhere in this report and in documents filed by us from time to time with the Securities and Exchange Commission. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Restatement of Previously Issued Financial Statements

In this Form 10-K for the year ended July 2, 2006 (the “2006 Form 10-K”), Extreme Networks, Inc. is restating its consolidated balance sheet as of July 3, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended July 3, 2005 and June 27, 2004 as a result of the Company’s review of information developed through an independent investigation of the Company’s historical stock option grants conducted by a Special Committee of the Company’s Board of Directors. This restatement is more fully described in Note 2, “Restatement of Consolidated Financial Statements,” to the Consolidated Financial Statements. In addition, the Company is restating the unaudited quarterly financial information and financial statements for the interim periods of fiscal 2005 in Note 15, “Quarterly Financial Data (Unaudited)”. This restatement had no impact on the Company’s consolidated statement of operations for the fiscal year ended July 2, 2006 or on the Company’s previously reported revenues for any fiscal year. The restatement also had no impact on the Company’s previously reported cash positions for any period.

Background of Special Committee Investigation

On June 27, 2006, the Company received an informal inquiry letter from the Staff of the SEC Enforcement Division requesting that the Company voluntarily provide documents related to its policies, practices and procedures for granting stock options for the period since its initial public offering on April 9, 1999 (“IPO”). The Company responded to the request and notified the Staff that the Company would continue to cooperate fully with the inquiry. On September 11, 2006, based on information developed by Company management and at the Audit Committee’s recommendation, the Board of Directors appointed a Special Committee of the Board (the “Special Committee”) to conduct an independent investigation of our historical practices for granting and accounting for stock options and to present findings and recommendations to the Board. On September 13, 2006, the Special Committee retained Fenwick & West, LLP (“Fenwick”) as independent counsel to assist the Special Committee in conducting a comprehensive internal investigation of the Company’s historical stock option grants and related accounting. Fenwick retained PricewaterhouseCoopers, LLP (“PWC”) to provide forensic accounting in connection with the investigation. All aspects of the investigation by the Special Committee and its advisors have been supervised directly and solely by the Special Committee.

The scope of the Special Committee’s investigation was extensive, and included the review of all stock option grants during the period commencing with our IPO on April 9, 1999 through September 30, 2006 (the “Review Period”). As the Review Period included all grants made while the Company was public, through the date of the appointment of the Special Committee, the Special Committee concluded that the Review Period covered the most appropriate period of time. The Special Committee and its advisors reviewed and tested over 8,000 grants, including all grants to Board members, officers and executive level employees. In addition, the Special Committee investigation involved testing and analysis of the Company’s hiring, termination, leave of absence, grant notification, and exercise practices regarding stock options during the Review Period.

Findings and Remedial Actions

The Special Committee found deficiencies in the Company’s processes for approving and documenting options grants, which resulted in the Company erroneously treating the stated grant date as the measurement date for financial accounting purposes with respect to certain options. These deficiencies occurred predominantly during 1999 through 2001 (fiscal years 2000 through 2002), but continued in some respects during fiscal years 2003 and 2004. The Special Committee found no issues with the accounting for options granted during fiscal years 2005 and 2006. The Special Committee found no evidence of fraud and concluded that none of the Company personnel involved intended to mislead investors or were aware that the Company’s stock option granting and documentation practices had resulted or would result in a material misstatement of the Company’s financial results. In this regard, the Special Committee found that, throughout the Review Period, the Company’s management, including the former CEO and Human Resources personnel, consulted with outside counsel with respect to certain matters relating to the option granting process, documentation and, in certain instances, specific grants. The Special Committee found no evidence of misconduct by current management, and specifically found no involvement by (among others) the current CEO, CFO, Controller, or Vice President, General Counsel in any of the grants for which inaccurate measurement dates were used.

Based on the Special Committee’s review, the Company confirmed that it had correctly accounted for the majority of its stock option grants during the Review Period, but that recognition of an additional $223.0 million in non-cash share-based compensation charges was necessary with respect to certain grants, as described in more detail below, for reasons that varied with the particular facts and circumstances of each affected grant, including: grants that were not approved until after the stated grant date; grants that were dated and priced at a time when lists of grant recipients and share allocations were not yet complete; grants that were not accurately and timely documented; grant dates that appeared to have been selected retrospectively, in some cases apparently due to price considerations; grants that pre-dated the effective date of employment of the grantee; and grants that were completed and subsequently modified. For more information on the specifics of the affected grants, see “Details of Restatement.”

With respect to grants that the Company determined had been completed and later modified, the Company applied variable accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25 (“FIN 44”). Because the market value of Extreme’s stock has declined since the affected options were awarded, the net result of such variable accounting treatment is that non-cash compensation expense recognized in initial periods was reversed in subsequent periods, resulting in zero non-cash compensation expense over the life of the grants.

None of the affected options granted to the Company’s officers or directors during the Review Period has ever been exercised. Only one such grant, to an outside Director, remains outstanding; all other affected grants to officers or Directors were surrendered or cancelled in accordance with their terms in the ordinary course of business, prior to the Special Committee review. With respect to all other affected options granted during the Review Period, only certain non-officer employees have exercised such options, and the Company determined that total gains on the date of exercise attributable to the use of incorrect grant dates were approximately $1.5 million. With respect to the affected grants that are still outstanding, the Special Committee found no evidence that any of the grantees was involved in the selection of, or was aware of errors in, the grant measurement date.

The Special Committee also noted that the grant process improved substantially during fiscal 2004 under the current Vice President of Human Resources (who joined the Company in May 2003) and the current Vice President, Corporate Business Development, General Counsel, and Secretary (who joined the Company in February 2004). Based on the Special Committee’s review, the Company concluded that there were no significant control deficiencies in fiscal years 2005 and 2006 related to stock options granted in those periods.

The revised option granting procedures that were implemented in fiscal 2004 were concluded by the Company to have been effective in enabling the Company to appropriately determine measurement date(s) for grants made in fiscal years 2005 and 2006, and that the Company’s controls during fiscal years 2005 and 2006 were effective in enabling the Company to properly account for stock option grants made during those fiscal years. Although the Special Committee found that the Company’s controls and procedures had substantially improved in recent periods, the Special Committee also recommended, and the Board adopted, additional new processes with regard to grants of equity compensation awards to Board members, Officers, and non-officer employees alike. These new processes adopted by the Board in April 2007, described below, are designed to ensure that the Company continues to employ best practices and procedures with respect to equity compensation awards:

•

The general practice for grants to all new hires, and for out of cycle promotions and merit purposes will be to make such grants once per quarter, during open trading windows only, on the second trading day following the public announcement of quarterly financial results, pursuant to a list to be circulated to the appropriate granting authority prior to the proposed approval date.

•	All grants to Officers, Vice Presidents and members of the Board of Directors are to be approved by the Board.

•	All other grants are to be approved by the Compensation Committee.

•	Grants are to be approved at Board or Compensation Committee meetings (not by unanimous written consent (“UWC”), except in extraordinary circumstances).

•	There is to be no delegated granting authority to management.

•	The Board and management are to continue monitoring processes and policies recommended by the SEC, self-regulatory authorities and outside advisors.

•

All Board and Committee minutes are to be circulated to the directors as soon as reasonably practicable (generally, within two weeks of meeting). Counsel should attend all Board and Compensation Committee meetings.

•	The Board has directed management to propose a mechanism for monitoring compliance with and reporting to the Board on the Company’s policies and procedures relating to options grants.

Restatement of Financial Statements

On January 8, 2007, the Company announced its preliminary conclusion, based on the Special Committee’s investigation to that point, that the measurement dates for financial accounting purposes differed from the recorded grant dates for certain stock option grants, with the result that the Company would be required to recognize additional non-cash charges for share-based compensation in amounts that would be material with respect to certain fiscal periods. The Company also advised that its previously issued financial statements, related notes and selected financial data and all financial press releases and similar communications issued by the Company and the related reports of our independent registered public accounting firm for the periods beginning with fiscal 2000 should no longer be relied upon.

Following the conclusion of the Special Committee’s investigation, and with the concurrence of management and the Audit Committee, the Company determined that it should have recognized approximately $223.0 million of pre-tax share-based compensation expense during the Review Period that was not accounted for in the Company’s previously issued financial statements. In addition, the Company should have recorded approximately $0.3 million of income tax benefits. Therefore, the Company is restating financial information in this report for each of the fiscal years ended July 3, 2005, June 27, 2004, June 29, 2003, June 30, 2002, July 1, 2001, and July 2, 2000.

To reflect this previously unrecognized non-cash expense the Company has recognized additional share-based compensation expense and tax benefits, that has the overall effect of increasing the accumulated deficit, and common stock and capital paid in excess of par value (“APIC”). The table below reflects the impact, by year, of the restatement:

	Restatement Adjustments
Fiscal Year Ended	Pre-Tax Non-Cash Charge	Income Tax (Benefit) Provision	After-Tax Non-Cash Charge
	(in thousands)
July 2, 2000	$12,202	$(4,759)	$7,443
July 1, 2001	89,733	(34,482)	55,251
June 30, 2002	96,707	(23,722)	72,985
June 29, 2003	22,356	62,635	84,991

Cumulative Effect at June 29, 2003	220,998	(328)	220,670

June 27, 2004	1,544	—	1,544
July 3, 2005	423	—	423

Total	$222,965	$(328)	$222,637

The cumulative effect of share-based compensation pre-tax adjustments was to increase APIC by $223.1 million and to increase accumulated deficit by $223.0 million on the Company’s consolidated balance sheet as of July 3, 2005. The restatement had no impact on the Company’s consolidated statements of operations or consolidated statements of cash flows for the fiscal year ended July 2, 2006. The restatement also had no impact on the Company’s previously reported cash positions or revenues.

The Company also recorded tax-related adjustments in connection with share-based compensation expense. The tax impact of the restatement for share-based compensation expense reduced the tax provision for fiscal years ended July 2, 2000, July 1, 2001, and June 30, 2002, by $4.8 million, $34.1 million and $23.7 million, respectively. In fiscal year ended June 29, 2003 the Company provided a full valuation allowance against all of the Company’s U.S. federal and state net deferred tax assets in accordance with the provisions of SFAS No 109, Accounting for Income Taxes (“FAS 109”), and therefore reversed all of the previously recognized tax benefits for the share-based compensation expense in the amount of $62.6 million.

Details of Restatement

Consistent with recent guidance from the SEC regarding determination of appropriate measurement dates, the Company analyzed evidence developed through the Special Committee’s investigation related to each grant including, but not limited to, physical documents, electronic documents, underlying electronic data about documents, and information provided through interviews of present and former company personnel. Based on the relevant facts and circumstances, we organized the option grants during the Review Period into categories based on the grant type and the process by which the grant was finalized, and applied the then appropriate accounting standards to determine, for every grant within each category, the proper measurement date. If the measurement date was not the originally assigned grant date, accounting adjustments were made as required, resulting in share-based compensation expense and related tax effects.

The grants giving rise to the $223.0 million in additional non-cash share-based compensation expense are categorized and summarized below:

New Hire, Promotional, and Bonus Grants Within the CEO’s Delegated Authority:

The Board of Directors delegated authority to the Company’s former Chief Executive Officer (“CEO”) to approve grants equal to or less than 40,000 shares per employee to persons who were not officers or directors of the Company. Upon review of all such grants made by the Company on 346 different grant dates during the Review Period, the Company determined that the correct measurement date for financial accounting purposes was different than the stated grant date for 72 of the 346 grant dates. For 59 of these 72 grant dates, the Company determined that insufficient contemporaneous documentation existed to support the recorded grant date. With respect to these grants, the Company had a stated policy during the time period of making weekly grants to newly hired employees, depending on the CEO’s availability, but did not appear to follow the policy in that no grants were made during approximately half of the weeks in which employees were hired during the relevant period. The grants were input into Equity Edge in batches, with grants for multiple weeks entered into Equity Edge, the Company’s stock plan management system, on the same day; analysis showed the grant dates generally reflected the lowest achievable price for the batch periods, which ranged from 1 to 60 days, and averaged 30 days. The Company also found that grants on 2 of these 72 grant dates were completed and then subsequently modified, and that certain grants pre-dated the effective date of employment of the grantee with respect to certain of the remaining 11 of the 72 grant dates. For 13 of these 72 grant dates, the market price of Extreme stock on the revised measurement date was lower than the option exercise price, with the result that there was no non-cash share-based compensation impact. For the remaining 59 grant dates, the market price of Extreme stock on the revised measurement date was higher than the option exercise price, with the result that the Company is recording a total of approximately $3.7 million in non-cash share-based compensation charges (representing 1.7% of the total restatement amount).

Broad-based Employee Grants:

As noted above, during the Review Period, the Company’s Board of Directors delegated authority to the former CEO to approve certain grants to non-officer employees, including determination of the number of options to be granted to each individual employee (the “employee allocations”) and the grant date. The Company periodically issued broad-based grants to its non-officer employees during the Review Period that were within the authority delegated to the CEO. On three of these occasions, for option grants covering approximately 8.5 million shares in total, the Company found that the employee allocations were not finalized until after the original grant dates. With respect to another three grant dates, for option grants covering approximately 0.5 million shares in total, the first documented approval occurred after the grant date. Since the market price of

Extreme stock on the revised measurement date was higher than the option exercise price for these grants, we are recording a total of approximately $136.5 million in non-cash share-based compensation charges (representing 61.2% of the total restatement amount).

Grants to Officers, Directors and Certain Individuals Within Board Authority:

The Company issued options bearing 43 different grant dates during the Review Period to officers, directors, other Company employees, and other individuals in amounts that required approval of the Board of Directors. Upon review of these grants, the Company found 11 instances on which the correct measurement date for financial accounting purposes was different than the grant date. For 7 of these 11 grant dates, the Company determined there was insufficient contemporaneous documentation to support the recorded grant date for reasons that varied according to the particular circumstances of each grant, including grants not approved until after the stated grant date, the lack of contemporaneous documentation of approvals by the Board and the lack of completed minutes or UWCs documenting approval by the Board until after the grant dates. The Company also found that grants on 2 of these 11 grant dates were completed and then subsequently modified, and that grants pre-dated the grantee’s start date with the Company on the remaining two of these 11 grant dates. For 2 of these 11 grant dates, the market price of Extreme stock on the revised measurement date was lower than the option exercise price, with the result that there was no non-cash share-based compensation impact. For the remaining 9 grants, the market price of our stock on the revised measurement date was higher than the option exercise price, with the result that the Company is recording a total of approximately $82.8 million in non-cash share-based compensation charges (representing 37.1% of the total restatement amount). Outside counsel generally attended all Board meetings and was responsible for preparing minutes and UWCs.

During its investigation of the Company’s historical stock option practices, the Special Committee did not observe any other financial reporting or accounting issues of concern, other than those identified above.

The additional share-based compensation expense by category and by fiscal year ($ in thousands) is provided in the following table:

	Year Ended
	July 2,	July 1,	June 30,	June 29,	June 27,	July 3,
	2000	2001	2002	2003	2004	2005	Total
New hire/promotional/ bonus grants within CEO authority	$376	$1,172	$156	$1,067	$769	$187	$3,727
Broad-based employee grants	11,776	44,348	63,025	16,566	644	104	136,463
Grants to Officers, Directors and certain individuals within Board Authority	50	44,213	33,526	4,723	131	132	82,775

Pre-tax stock-based compensation expense adjustments	12,202	89,733	96,707	22,356	1,544	423	222,965
Income tax (benefit)/expense	(4,759)	(34,482)	(23,722)	62,635	—	—	(328)

Net Stock-based compensation expense adjustments	$7,443	$55,251	$72,985	$84,991	$1,544	$423	$222,637

Impact of Judgments and Interpretations on Restatement Values

In a small number of instances on two grant dates, individual grants were added or modified after the grant date, and it was necessary to determine whether such actions suggested that the entire list of grants was still subject to change (and hence the requisite granting actions had not been completed), or alternatively whether the changes related to a limited number of so-called “stragglers” and did not affect the measurement date of those grants that were not modified. In making our determinations, we considered the guidance provided by the Office of the Chief Accountant of the SEC, pursuant to a letter dated September 19, 2006 (the “Chief Accountant’s letter”). In each of these instances, the Company found compelling documentary evidence that the “straggler” grants represented separate granting actions and were additions to previously completed broad-based granting actions and did not affect the finality of the previously completed grants. The Company accordingly treated the “stragglers” as separate grants. In making its determination, the Company considered the following factors, among others:

•	Whether the grantees with different fact patterns could be categorized in a particular group, e.g., whether all members were within a single department;

•

Whether apparent changes were additions to or modifications of a pre-existing list, e.g. whether the number of shares to an individual was being modified or whether a new name was being added to a list;

•	Documents, emails and other evidence relevant to the circumstances giving rise to the different fact patterns, e.g., an email requesting that an individual be added to a list;

•	Reconciling versions of a list to the final number of individuals receiving grants on a particular day, as reflected in Equity Edge;

•	Authorization for the grant; and

•	The proportion of so-called “stragglers” to the number of individuals receiving grants.

The Company considered and evaluated the measurement dates for all grants made during the Review Period. In determining the appropriate measurement dates, the Company considered all available relevant data, including data supplied by the Special Committee and its advisors. The Company evaluated this data and determined that some of the measurement dates were incorrect. The Company evaluated the evidence surrounding each grant at issue and determined whether there was conclusive or inconclusive evidence to support the grant measurement date. The specific circumstances surrounding each such grant were considered in determining the evidentiary level of support for a given grant measurement date. For all grants, the Company considered the best available evidence to determine the most appropriate measurement date. In some instances, the evidence was incomplete. In evaluating the quality of the available evidence, the Company considered a variety of factors, including the following:

•	Whether the evidence was written or oral, with written evidence given greater weight;

•	Written evidence to and from decision makers;

•	Board of Directors/Compensation Committee meeting minutes, with contemporaneous documentation indicating that a meeting, telephonic call, or other discussions occurred given greater weight;

•	Contemporaneous documentation or data establishing the date of the evidence;

•	Offer letters sent to employees in advance of the measurement date;

•	Hire dates per the human resources data base and employee files;

•	Senders and recipients of emails;

•	Metadata-data used to aid the identification, description and location of networked electronic resources;

•	Contemporaneous documentation reflecting significant discussions, but not approval of, grants;

•	The confluence of evidence indicating an appropriate chronology for a grant;

•	Whether any particular piece of evidence was contradicted by other conflicting evidence; and

•	Whether Equity Edge entry dates were consistent with grant dates.

In general, evidence was considered conclusive if it represented contemporaneous evidence of the date of approval of the option price and the number of option grants allocated to specific individuals. For example, an email from the CEO indicating approval of the option price and/or the number of shares was considered conclusive evidence for grants of options within his delegated authority. Evidence was also considered to be conclusive when it provided compelling support for the specific measurement date. For example, the date of a computer file identified as containing a “final” list of grants, together with contemporaneous e-mail indicating that the list of grants had been completed, was deemed conclusive evidence of the measurement date. Evidence was considered to be inconclusive where it suggested that there may be an alternative measurement date, or dates, or range of dates, but there was insufficient documentary evidence available to identify the specific date on which the granting actions were completed. Evidence of the measurement date was conclusive with respect to grants representing 69%, or $154.7 million, of the total non-cash compensation charges being recognized in connection with the restatement. For grants with inconclusive evidence of a measurement date, the Company identified one or more potential alternative measurement dates or a range of dates in which the granting actions appear to have been completed, and performed sensitivity analyses (discussed below) to assist in its examination of those alternatives.

The Company performed a sensitivity analysis to quantify the potential divergence in share-based compensation expenses associated with the alternative dates or ranges for those awards where:

(1) the Company identified one or more potential alternative measurement dates or a range of dates; and

(2) significant judgment was exercised in selecting a specific measurement date.

The Company believes that, in each instance, the proposed measurement dates for option awards that are being remeasured are the best alternative to the originally recorded grant date. The Company computed the range of potential share-based compensation expense by reviewing the Company’s stock prices on the relevant potential alternative measurement dates or ranges of dates. The Company evaluated those grants that had one or more potential alternative measurement dates, and for the purpose of the sensitivity analysis the Company calculated the potential charge using the alternative measurement date or dates. For the remaining grants as to which there was inconclusive evidence of the measurement date, the Company concluded that potential alternative measurement date could be any date within a time period, and for purposes of the sensitivity analysis the Company calculated the potential charge using the alternative measurement date that resulted in the highest and lowest market prices in the time period.

Based on the Company’s sensitivity analysis for certain grants, a review or assessment of the judgments and interpretations applied to the various items resulted in a possible range of pre-tax share-based compensation cost of $183.6 million to $242.8 million, with the Company’s final conclusion resulting in $223.0 million in additional pre-tax expense.

Tax Impact of Restatement Items

In connection with the restatement of the Company’s consolidated financial statements due to stock option adjustments, we recorded deferred tax benefits on the non-cash share-based compensation expense over the option vesting periods for grants to individuals who were employed in tax jurisdictions where a tax deduction was available. The tax impact of the restatement for share-based compensation expense reduced the tax provision for fiscal years ended July 2, 2000, July 1, 2001, and June 30, 2002, by $4.8 million, $34.1 million and $23.7 million, respectively. In fiscal year ended June 29, 2003 the Company provided a full valuation allowance against all of the Company’s U.S. federal and state net deferred tax assets in accordance with the provisions of FAS 109 and therefore reversed all of the previously recognized tax benefits for the share-based compensation expense in the amount of $62.6 million. The incremental share-based compensation recorded as part of the restatement did not change the Company’s analysis about the timing and recognition of the original valuation allowance.

Section 162(m) of the Internal Revenue Code provides limitations which affect the ultimate realization of tax benefits on non-cash share-based compensation expense for U.S. based executives. In accordance with

Section 162(m), non-performance based compensation in excess of $1 million paid to the Chief Executive Officer and the four other listed officers, whose salary is disclosed in the annual proxy for the year in which the salary is paid is not deductible. In order for the limitation to apply the executive must still be employed at the end of the year in which the payment occurs. Section 162(m) also provides that stock options that are in-the money at the time of grant do not qualify as performance based compensation and are potentially subject to the $1 million salary deduction limitation in the year in which the executive exercises the option. The executive’s status as a listed officer in the year of exercise, the amount of total non-performance based compensation received, and whether the executive is still employed at the end of the year of exercise determines whether the limitation applies. During the period of this restatement, there were no exercises by executives of stock options that were in-the-money on the revised measurement date.

Share-based compensation expense for non-qualified stock options was assumed to be deductible subject to limitations under Section 162(m) of the Internal Revenue Code and local country law. Share-based compensation expense for incentive stock options were assumed not to be deductible until the year in which the option was exercised and a disqualifying disposition occurred. In the period a disqualifying disposition occurred the income tax benefit was recognized as a credit to income tax expense to the extent the income tax deduction was equal to or less than the book share-based compensation expense recorded. Incentive stock options granted with an exercise price below fair market value on the date of grant are treated as non-qualified stock options under the Internal Revenue Code. The number of incentive stock options that were subject to remeasurement that resulted in the exercise price below fair market value on the revised measurement date, and subsequently exercised, is not material.

In the restated consolidated financial statements, the Company recorded deferred tax assets for non-cash share-based compensation expense attributable to non-qualified stock options. The deferred tax assets were recognized in the statement of operations in accordance with the applicable vesting periods of the non-qualified stock options. To the extent actual events were inconsistent with the initial assumption and tax benefits were not ultimately realized, the Company reversed the recorded tax benefits in the year in which such events occurred. When options were cancelled or expired unexercised, recorded tax benefits were reversed to additional paid in capital to the extent of previous credits to additional paid in capital for excess tax benefits, and then to the income tax provision. If a Section 162(m) limitation was later determined not to apply, the tax benefits was reflected by increasing previously disallowed tax benefits in the year that the Section 162(m) limitation no longer applied by recording a deferred tax asset to the income tax provision on the statement of operations.

Business Overview

We develop and sell a family of modular and stackable network infrastructure equipment and offer related service contracts for extended warranty and maintenance agreements. Substantially all of our revenue is derived from the sale of our networking equipment and the related service contracts. We believe that understanding the following key developments is helpful to an understanding of our operating results for fiscal 2006.

Increased Product Breadth

We believe that continued success in the marketplace will depend on our ability to develop new and enhanced products employing leading-edge technology. In fiscal 2006 we introduced several new products that allow for the continued deployment of secure, converged networks as well as the expansion of the ExtremeXOS™ operating system from the core to the edge of the network. The following products were introduced in fiscal 2006: the BlackDiamond 8806 enterprise edge modular switch, the Summit WM100 and WM1000 wireless network controllers, the Sentriant security appliance for the detection and mitigation of rapidly propagating threats, the BlackDiamond 12804 modular switch, a next generation Layer 3 chassis switch for metro Ethernet providers and enterprise converged networks and the Summit X450a 24t, Summit X450a 48t, Summit 450e 24p ExtremeXOS™-based fixed switches.

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

In October 2003, we announced our comprehensive strategic alliance with Avaya, Inc. to jointly develop and market converged communications solutions. The alliance brings together Avaya’s global market leadership in IP voice and telephony with Extreme’s expertise in high performance IP data network infrastructure. Under a joint development agreement, the companies develop next generation, standards-based technologies in the areas of network management and provisioning, Quality of Service, security, and network resilience. Additionally, Avaya sells services and supports Extreme’s entire portfolio of data networking products through their worldwide sales organization and the Avaya Global Services organization.

Business Environment

Throughout fiscal 2003 and early 2004, the primary factor that impacted our operations and financial performance was weak demand for networking equipment resulting from the continuing weakness of the global and U.S. economies. Weak economic conditions persisted through most of fiscal 2004, but beginning in the third quarter of fiscal 2004, we began to see evidence of strengthening demand for our products. In fiscal 2005, we continued to generate revenue growth, although not each and every quarter, and not in all geographic markets. In fiscal 2006, however, we experienced a significant decline in demand in the service provider segment in Japan and lower revenue in the enterprise segment in the U.S.

Expanded Focus on Service Offering

Extreme’s service offering is primarily the provision of service contracts for extended warranty and maintenance agreements related to our networking equipment. To a lesser extent, the service revenue includes professional services related to the design and installation of data networks and training. In fiscal 2006, we continued to focus our service sales efforts on increasing the number of service contracts sold with new equipment and on securing renewals on expiring contracts. Additionally, we improved the efficiency of our service supply chain and reduced the cost of service revenue. Service revenue increased by 7.9% in fiscal 2006 compared to fiscal 2005, and 21.7% in fiscal 2005 compared to fiscal 2004. Service revenue increased to 17.8% of total net revenue in fiscal 2006 from 15.4% in fiscal 2005. In fiscal 2006, cost of service revenue was $34.2 million as compared to $34.3 million for fiscal 2005 and service gross margins improved to 46.4% in fiscal 2006 compared to 42.0% in fiscal 2005.

Results of Operations

Our operations and financial performance have been affected by the economic factors described above, and during fiscal 2006, we achieved the following results:

•	Net revenues of $358.6 million, a decrease of 6.5% over fiscal 2005 net revenues of $383.3 million.

•	Service revenue of $63.8 million, an increase of 7.9% from fiscal 2005 service revenue of $59.1 million.

•	Total gross margin of 54.1% of net revenues (including stock based compensation of $1.1 million), an increase from 52.8% in fiscal 2005.

•	Net income of $8.5 million (including stock based compensation of $7.0 million), a decrease from $12.5 million in fiscal 2005.

•	Cash flow from operating activities was $28.0 in fiscal 2006, compared with $16.5 million in fiscal 2005, an increase of $11.5 million. Cash and cash equivalents, short-term investments and marketable securities were $433.1 million as of July 2, 2006. In the first quarter of fiscal 2006, our board of directors authorized a $50 million share repurchase program, and we repurchased 7.1 million shares for $33.7 million in fiscal 2006.

Net Revenues

The following table presents net product and service revenues for the fiscal years 2006, 2005 and 2004 (dollars in thousands):

	Year Ended
	July 2, 2006	% of Net Revenues	July 3, 2005	% of Net Revenues	June 27, 2004	% of Net Revenues
Net revenues:
Product	$294,824	82.2%	$324,256	84.6%	$303,293	86.2%
Service	63,777	17.8%	59,091	15.4%	48,555	13.8%

Total net revenues	$358,601	100.0%	$383,347	100.0%	$351,848	100.0%

Net revenues were $358.6 million in fiscal 2006, $383.3 million in fiscal 2005, and $351.8 million in fiscal 2004, representing a decrease of 6.5% in fiscal 2006 from fiscal 2005, and an increase of 9.0% in fiscal 2005 from fiscal 2004. Fiscal 2006 had 52 weeks, compared with 53 weeks in fiscal 2005, and we believe that the additional week in fiscal 2005 may have a negative impact on the comparison of our sales from fiscal 2005 to fiscal 2006. However, we are not able to quantify the effect of the additional week of sales on our revenue in fiscal 2005.

Product revenue was $294.8 million in fiscal 2006, $324.3 million in fiscal 2005, and $303.3 million in fiscal 2004, representing a decrease of 9.1% in fiscal 2006 from fiscal 2005, and an increase of 6.9% in fiscal 2005 from fiscal 2004. The decrease in product revenue in fiscal 2006 from fiscal 2005 was primarily due to a decline in volume and to a lesser extent, higher discounts caused by a slight shift in geographic mix of sales. The increase in product revenue in fiscal 2005 from fiscal 2004 was primarily due to an increase in unit volume, slightly offset by higher level of discounting. We expect that average selling prices across the industry will continue to be subject to competitive pressure and may decline somewhat going forward.

Service revenue was $63.8 million in fiscal 2006, or a 7.9% increase over fiscal 2005 service revenues of $59.1 million. Service revenue was $59.1 million in fiscal 2005, or a 21.7% increase over fiscal 2004 service revenues of $48.6 million. The increase in service revenue in each of the fiscal years was the result of our efforts to focus on increasing the number of service contracts initially sold with new products and increasing contract renewal rates. As a percentage of total net revenues, service revenue was 17.8% in fiscal 2006, 15.4% in fiscal 2005, and 13.8% in fiscal 2004.

The following table presents the total net revenues geographically for the fiscal years 2006, 2005 and 2004 (dollars in thousands):

	Year Ended
	July 2, 2006	% of Net Revenues	July 3, 2005	% of Net Revenues	June 27, 2004	% of Net Revenues
Net revenues:
United States	$145,870	40.7%	$167,027	43.6%	$136,622	38.8%
Europe, Middle East and Africa	124,768	34.8%	117,521	30.6%	93,700	26.6%
Japan	35,812	10.0%	58,100	15.2%	77,600	22.1%
Other	52,151	14.5%	40,699	10.6%	43,926	12.5%

	$358,601	100.0%	$383,347	100.0%	$351,848	100.0%

Revenues outside of the United States accounted for 59.3%, 56.4%, and 61.2% of net revenues in fiscal 2006, fiscal 2005, and fiscal 2004, respectively. In fiscal 2006, U.S. revenues were $145.9 million, a decrease of $21.2 million, or 12.7% over the fiscal 2005 results. The decline in revenue in the U.S. is primarily a result of lower sales volume, in part attributed to a smaller sales force. Revenues outside the U.S., as a percentage of total net revenues, in fiscal 2006 increased by 2.9% compared to fiscal 2005 due to an increase of 4.1% and 3.9% in net revenues in Europe, the Middle East and Africa and other international regions, respectively, offset in part by a decrease in net revenues in Japan of 5.2%. The decline in net revenue in Japan was a result of lower demand for networking products within the service provider customer segment. Revenue in Europe, the Middle East, and Africa increased by $7.2 million, or 6.2%, in fiscal 2006 as compared to fiscal 2005. Revenue in other international regions, primarily Asia Pacific, increased by $11.5 million in fiscal 2006 as compared to fiscal 2005 due to strong demand from enterprise customers in that region.

In fiscal 2005, U.S. revenues were $167.0 million, an increase of $30.4 million, or 22.2% over the fiscal 2004 results. Revenues outside the United States decreased by 4.8% of total revenue in fiscal 2005 compared to fiscal 2004 due to a decrease of 6.9% and 1.9% in net revenues in Japan and other international regions, respectively, offset in part by an increase in net revenues in Europe, the Middle East and Africa of 4.0%. We expect that export sales will continue to represent a significant portion of net revenues, although export sales will fluctuate as a percentage of net revenues. Substantially all sales transactions are currently denominated in United States dollars.

We rely upon multiple channels of distribution, including two-tiered distribution in which large distributors purchase our product and make it available to resellers. Revenue through our distributor channel was 40% of total product revenue in fiscal 2006 and 38% in fiscal 2005. The level of sales to any one customer, including a distributor, may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. One distributor, Tech Data, accounted for just over 10% of our net revenues in fiscal 2006 and fiscal 2005. No distributor or customer accounted for more than 10% of our net revenues in fiscal 2004.

Cost of Revenues and Gross Margin

The following table presents the gross margin on product and service revenues and the gross margin percentage of net revenues for the fiscal years 2006, 2005 and 2004 (dollars in thousands):

	Year Ended
	July 2, 2006	% of Net Revenues	July 3, 2005	% of Net Revenues	June 27, 2004	% of Net Revenues
			(Restated)		(Restated)
Gross margin:
Product	$164,267	55.7%	$177,747	54.8%	$166,124	54.8%
Service	29,609	46.4%	24,832	42.0%	12,923	26.6%

Total gross margin	$193,876	54.1%	$202,579	52.8%	$179,047	50.9%

Gross margin was $193.9 million in fiscal 2006, $202.6 million in fiscal 2005, and $179.0 million in fiscal 2004, representing a decrease of 4.3% in fiscal 2006 from fiscal 2005, and an increase of 13.1% in fiscal 2005 from fiscal 2004. Gross margin as a percentage of net revenues was 54.1%, 52.8%, and 50.9% in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Cost of product revenue includes costs of raw materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans, and document control. Product gross margin in fiscal 2006 was $164.3 million, representing 55.7% of product revenues as compared to $177.7 million in fiscal 2005, or 54.8% of product revenue. The increase in product gross margin percentage in fiscal 2006 was due to a reduction in per-unit product costs, a reduction in operations overhead and lower warranty expense on lower volume. The cost of product revenue in fiscal 2006 includes $0.7 million in stock based compensation compared with less than $0.1 million in fiscal 2005, as well as a decrease in expenses of $0.7 million from the transfer of a department to research and development to better align costs with current functional activities.

Cost of product revenue in all periods includes the cost of our manufacturing overhead. We outsource substantially all of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering and document control at our facility in Santa Clara, California. Accordingly, a significant portion of our cost of product revenue consists of payments to our primary contract manufacturer, Flextronics International, Ltd. located in San Jose, California and Guadalajara, Mexico.

Product gross margin in fiscal 2005 was $177.7 million, representing 54.8% of product revenues as compared to $166.1 million in fiscal 2004, or 54.8% of product revenue. Product gross margin percentage in fiscal 2005 was flat with fiscal 2004 although we experienced a reduction in per-unit product costs which was offset by increases in royalties paid to third parties for technology licenses, and $1.1 million higher warranty expense due to a change in the method we use to estimate warranty return rates.

Our cost of service revenue consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross margin in fiscal 2006 was $29.6 million, an increase of $4.8 million from fiscal 2005 gross margin of $24.8 million. Service gross margin was 46.4% in fiscal 2006 as compared to 42.0% in fiscal 2005. Service gross margin in fiscal 2006 was favorably impacted by the increase in service revenue and reduction in cost of service revenue, due primarily to a reduction in the costs associated with processing repairs and replacements. The cost of service revenue in fiscal 2006 includes $0.4 million in stock based compensation compared with zero in fiscal 2005.

Service gross margin was $24.8 million in fiscal 2005, an increase of $11.9 million from fiscal 2004 gross margin of $12.9 million. Service gross margin was 42.0% in fiscal 2005 as compared to 26.6% in fiscal 2004. Service gross margin in fiscal 2005 was favorably impacted by the increase in service revenue and reduction in cost of service revenue, due primarily to a reduction in the costs associated with processing repairs and replacements.

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

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses were $98.5 million in fiscal 2006, $97.0 million in fiscal 2005, and $93.7 million in fiscal 2004, representing an increase of 1.5% in fiscal 2006 from fiscal 2005, and an increase of 3.5% in fiscal 2005 from fiscal 2004. The increase in fiscal 2006 was primarily due to share-based compensation expense of $2.6 million, increased information technology costs of $1.0 million, increased outsourcing of the service contract renewal process expenses of $0.6 million, increased expenses of $1.0 million from the inclusion of an additional department to better align costs with current functional activities, which in fiscal 2005 were included under General & Administrative expenses, offset by $3.8 million lower compensation costs due to lower average headcount in our sales force. Sales and marketing costs may increase in future periods as we plan to increase the headcount of our sales force. The increase in fiscal 2005 was primarily due to increases of $7.8 million in payroll and related personnel expenses, including sales commissions due to higher revenues, higher travel expenses of $0.9 million offset in part by lower marketing and promotional expenses of $2.5 million, lower meeting expenses of $0.3 million, lower information technology costs of $1.1 million, lower depreciation of $1.1 million and lower in all other sales and marketing expenses of $0.4 million. As a percentage of net revenues, sales and marketing expenses were 27.5% in fiscal 2006, 25.3% in fiscal 2005 and 26.6% in fiscal 2004. The level of our sales and marketing spending in the future, in dollars and as a percentage of net revenues will depend on many factors, including the rate at which we expand our sales force and the rate at which our net revenues change.

Research and Development Expenses

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products. Research and development expenses were $62.0 million in fiscal 2006, $61.5 million in fiscal 2005, and $58.9 million in fiscal 2004. The increase in fiscal 2006 was primarily due to share-based compensation expense of $1.6 million and increased engineering project expenses of $2.6 million, offset by $2.0 million lower warrant amortization expense and $1.7 million related to all other research and development expenses. Research and development expenses include $4.0 million, $6.0 million and $4.0 million in fiscal 2006, 2005, and 2004, respectively, in amortization expense related to the fair value of the warrant issued to Avaya as part of the Joint Development Agreement. The fair value of the warrant allocated to the Joint Development Agreement with Avaya is $17.9 million and is being amortized over the term of the agreement (see Note 14 of Notes to Consolidated Financial Statements). The decrease in the warrant amortization in fiscal 2006 compared to fiscal 2005 is due to an extension of the development agreement with Avaya. Research and development costs in fiscal 2006 include $0.7 million from the inclusion of an additional department to better align costs with current functional activities, which in fiscal 2005 was included under cost of product revenue. The increase in research and development costs in fiscal 2005 over fiscal 2004 is principally due to an increase of $1.8 million related to our corporate quality initiative, increase of $2.0 million in warrant amortization and an increase of $1.0 million in professional service fees, offset by a reduction of $1.9 million in engineering project expenses associated with the recovery of costs under a third party development agreement that is not expected to recur and $0.3 million related to all other research and development expenses. As a percentage of total net revenues, research and development expenses were 17.3% in fiscal 2006, 16.1% in fiscal 2005, and 16.8% in fiscal 2004. We expense all research and development expenses as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and as a result, we expect research and development expenses to increase in absolute dollars.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, legal fees, professional fees and other general corporate expenses. General and administrative expenses were $25.5 million in fiscal 2006, $31.7 million in fiscal 2005, and $29.7 million in fiscal 2004, representing a decrease of 19.6% in fiscal 2006 from fiscal 2005, and an increase of 6.7% in fiscal 2005 from fiscal 2004. The decrease in fiscal 2006 from fiscal 2005 of $6.2 million was primarily due to a $5.9 million decrease in legal expenses as fiscal 2005 included litigation to defend our intellectual property rights. Fiscal 2006 general and administrative costs include $1.1 million of stock based compensation expense and a decrease in expenses of $1.0 million from the transfer of a department to sales and marketing to better align costs with current functional activities. The increase in fiscal 2005 from fiscal 2004 of $2.0 million was primarily due to a $1.8 million increase in legal expenses due to litigation, an increase in professional services expenses of $1.1 million, including audit fees, related to compliance with the Sarbanes-Oxley Act of 2002, an increase in payroll and personnel related expenses of $1.6 million, partially offset by a $1.1 million decrease in insurance costs and a reduction in information technology costs of $0.7 million and decrease of $0.7 million in all other general and administrative expenses. Legal expenses related to intellectual property litigation are expected to increase in fiscal 2007. Expenses as a result of compliance with the Sarbanes-Oxley Act of 2002, and section 404 thereof, are expected to continue at similar or slightly lower levels than fiscal 2006. As a percentage of net revenues, general and administrative expenses were 7.1% in fiscal 2006, 8.3% in fiscal 2005, and 8.5% in fiscal 2004. The rate of any future spending increases in our general and administrative expenses, if any, will depend on the level of legal expenses related to intellectual property litigation, including the Lucent and Enterasys actions, and expenses associated with complying with the Sarbanes-Oxley Act of 2002.

Technology Agreement

On March 31, 2005, we entered into a Patent and Cross License Agreement (“Technology Agreement”) with IBM. The agreement provides for a release of prior claims and a cross license of patents extending into the future from the effective date of the agreement. We charged the estimated value of the release of prior claims of $2.0 million to operating expenses in the year ended July 3, 2005 under the caption “Technology agreement”. The remaining costs payable under the Technology Agreement will be charged to cost of product revenue over the license term. We expect these costs to have a small impact on the total product cost of revenue.

Amortization of Deferred Stock Compensation

Amortization of deferred stock compensation in accordance with APB 25 was zero in fiscal 2006, $0.5 million in fiscal 2005, and $2.7 million in fiscal 2004, representing a decrease of $0.1 million in fiscal 2006 from fiscal 2005 and a decrease of $1.0 million in fiscal 2005 from fiscal 2004. Amortization of deferred stock compensation is attributable to unvested stock options subject to forfeiture issued to employees that we assumed in conjunction with acquisitions during fiscal 2001. Deferred stock compensation was amortized as charges to operations, using the graded method, over the vesting periods of the individual stock options, generally four years. Upon termination of an employee, the amount of expense recognized under the graded vesting method that is in excess of the amount actually earned is reversed. For fiscal 2006 and fiscal 2005 there was no reversal of excess compensation expense related to terminated employees, and for fiscal 2004 we reversed $0.4 million.

Restructuring Charge

During fiscal 2006 and 2004, we recorded restructuring charges of $3.3 million and $6.5 million, respectively, related to excess facilities. The excess facilities charge represents an increase to the charge initially recognized during the third quarter of fiscal 2002. The commercial real estate market continued to deteriorate in fiscal 2006 and we were not able to find suitable tenants to sublease these facilities necessitating an additional charge due to lower projected sublease receipts.

Interest Income

Interest income was $15.1 million in fiscal 2006, $10.7 million in fiscal 2005, and $8.6 million in fiscal 2004, representing an increase of $4.4 million in fiscal 2006 from fiscal 2005, and an increase of $2.1 million in fiscal 2005 from fiscal 2004. The increase in interest income in fiscal 2006 from fiscal 2005 was due primarily to an increase in average interest rates. The increase in interest income in fiscal 2005 from fiscal 2004 was due primarily to an increase in average interest rates and to a lesser extent, an increase in available investment balances due to positive cash flow from operations.

Interest Expense

Interest expense was $7.3 million, $7.0 million, and $7.0 million in fiscal 2006, fiscal 2005, and fiscal 2004, respectively. Interest expense in each of the fiscal years presented is primarily attributable to the $200.0 million of convertible subordinated notes. The notes mature in December 2006 and interest is payable semi-annually at 3.5% per annum.

Other Income (Expense), net

Other income (expense), net was expense of $2.3 million in fiscal 2006, income of $2.1 million in fiscal 2005, and income of $9.1 million in fiscal 2004. Other expense in fiscal 2006 was primarily comprised of amortization of costs associated with the $200 million convertible subordinated notes of $1.4 million and foreign currency losses of $0.9 million.

Other income in fiscal 2005 includes income of $3.9 million from the relief of a foreign consumption tax obligation, expense of $1.3 million for amortization of the costs associated with the convertible subordinated notes, and $0.7 million of foreign exchange losses due primarily to the decline in the U.S. dollar relative to the Yen and the Euro. The tax holiday that generated the foreign consumption tax relief expired in fiscal 2005, and no further benefits are expected.

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

Provision (Benefit) for Income Taxes

The provisions for income taxes of $1.8 million and $3.5 million for fiscal 2006 and fiscal 2005, respectively, were recorded for taxes due on income generated in certain states and foreign tax jurisdictions. The effective tax rate in fiscal 2006 was 17.4% which differs from the statutory tax rate of 35% due primarily due to the tax impact of income from foreign operations. The Company’s repatriation of $15.0 million from its foreign subsidiary was offset by current year temporary differences and previously unbenefited net operating losses. As of July 2, 2006, we had net operating loss carryforwards for federal and state tax purposes of $256.2 million and $34.4 million, respectively, of which $52.9 million and $21.2 million, respectively represent deductions from share-based compensation for which a benefit would be recorded in additional paid-in capital when realized. We also had federal and state tax credit carryforwards of $10.0 million and $13.6 million, respectively, as of July 2, 2006. Unused net operating loss and tax credit carryforwards will expire at various dates beginning in the years 2007 and 2012, respectively. Under FAS 123R, the deferred tax asset for net operating losses as of July 2, 2006 excludes deductions for excess tax benefits related to share-based compensation.

The provision for income taxes of $3.5 million and $3.2 million for fiscal 2005 and fiscal 2004, respectively, were recorded for taxes due on income generated in certain states and foreign tax jurisdictions. The effective tax rate in fiscal 2005 was 22.1% which differs from the statutory tax rate due to benefits for U.S. taxes from net operating loss carryforwards and tax credits, offset by the tax impact of income from foreign operations.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 3 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies have been discussed with the audit committee of the board of directors. We believe the critical accounting policies stated below, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We believe there have been no material changes to our critical accounting policies during the year ended July 2, 2006 compared to the prior years, except for the adoption of Financial Accounting Standards Board Statement No. 123(R), Share-based Payment.

Restatement of Consolidated Financial Statements

In calculating the amount of incremental share-based compensation expense to record, the Company made certain interpretations and assumptions and drew certain conclusions from and regarding the independent investigation findings by the Special Committee. There is the risk that the interpretations and assumptions the Company made could be disputed by others after the fact or that the Company did not draw the correct conclusions from the findings. There is a further risk that the investigation findings themselves were inaccurate or incomplete. All of these risks are particularly acute as to grants for which there was inconclusive evidence to support the grant measurement date. Where the Company had incomplete documentation, the Company considered the guidance provided by the Chief Accountant’s letter dated September 19, 2006. Specifically, the Company used all reasonably available relevant information to form reasonable conclusions as to the most likely option granting actions that occurred and the dates on which such actions occurred in determining the parameters of the restatement.

For grants with inconclusive evidence of a measurement date, the Company performed a sensitivity analysis to determine the potential accounting impact of alternative measurement dates. The sensitivity analysis showed that a decision by the Company to select an alternative measurement date in some cases would have made the restated compensation expense higher and in some cases would have made the restated compensation expense lower. This analysis resulted in a possible range of pre-tax share-based compensation cost of $183.6 million to $242.8 million, as compared with the Company’s final conclusion of $223.0 million in additional pre-tax expense. The possible range of pre-tax share-based compensation cost by year based on the sensitivity analysis is as follows:

	Sensitivity Analysis (In thousands)
Fiscal Year Ended	Low Estimate	Actual Adjustment	High Estimate
July 2, 2000	$12,202	$12,202	$12,334
July 1, 2001	65,550	89,733	90,850
June 30, 2002	86,911	96,707	104,182
June 29, 2003	17,565	22,356	31,660
June 27, 2004	1,054	1,544	2,993
July 3, 2005	300	423	767

Total	$183,582	$222,965	$242,786

Share-based Payments

On July 4, 2005, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”). Prior to July 4, 2005, we accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Share-based Compensation (“FAS 123”). In accordance with APB 25 no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted FAS 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the year ended July 2, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 4, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to July 4, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The results for the prior periods have not been restated.

As a result of adopting Statement 123R in the year ended July 2, 2006, our net income in fiscal 2006 is $7.0 million lower than if we had continued to account for share-based compensation under APB 25 as we did in the comparable prior year period. Basic and diluted earnings per share for the year ended July 2, 2006 were lower by $0.06 and $0.06, respectively, than if we had not adopted FAS 123R. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock based compensation cost as a result of the full valuation allowance on our net deferred tax assets and our net operating loss carryforwards. Total compensation cost capitalized in inventory was less than $0.1 million as of July 2, 2006. Share-based compensation cost of $0.8 million and $3.0 million was recognized in accordance with APB 25 for the years ended July 3, 2005 and June 27, 2004, respectively.

Share-based compensation recognized in the financial statements by line item caption is as follows (dollars in thousands):

	Year Ended
	July 2, 2006	July 3, 2005	June 27, 2004
		(Restated)	(Restated)
Cost of product revenue	$718	$65	$63
Cost of service revenue	417	40	86
Sales and marketing	2,764	195	499
Research and development	1,993	438	1,140
General and administrative	1,103	(45)	113
Amortization of deferred stock compensation	—	69	1,061

Total share-based compensation expense	6,995	762	2,962
Share-based compensation cost capitalized in inventory	25	—	—

Total share-based compensation cost	$7,020	$762	$2,962

In accordance with FAS 123R, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the table in Note 8 of Notes to Consolidated Financial Statements. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on both the implied volatilities from traded options on our stock and historical volatility on our stock.

For options granted prior to July 4, 2005, and valued (on a pro forma basis) in accordance with FAS 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility on our stock; we used the graded vesting method for expense attribution, and we recognized option forfeitures as they occurred as allowed by FAS 123.

For options granted after July 3, 2005, and valued in accordance with FAS 123R, the expected volatility used to estimate the fair value of the options was based on a combination of the historical volatility on our stock and the implied volatility; we used the straight-line method for expense attribution and we estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rate in fiscal 2006, based on our historical forfeiture experience, is approximately 10%. We modified our estimated forfeiture rate in the fourth quarter of fiscal 2006 and recognized the cumulative effect of the change, as an increase in compensation expense, in that quarter of approximately $0.6 million.

The Black-Scholes-Merton option valuation model requires the input of highly subjective assumptions, including the expected life of the share-based award and stock price volatility. The assumptions used in calculating the fair value of share-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our share-based compensation expense could have been materially different. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

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

Revenue Recognition

We derive the majority of our revenue from sales of our modular and stackable networking equipment, with the remaining revenue generated from service fees relating to the service contracts and training on our products. We generally recognize product revenue from our value-added resellers and end-user customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. In instances where the criteria for revenue recognition are not met, revenue is deferred until all criteria have been met. Our total deferred product revenue was $2.5 million and $1.6 million as of July 2, 2006 and July 3, 2005, respectively. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis over the contractual service period. Our total deferred revenue for services, primarily from service contracts, was $41.7 million and $47.8 million as of July 2, 2006 and July 3, 2005, respectively. Service contracts typically range from one to five years.

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

We provide an allowance for sales returns based on our historical returns, analysis of credit memo data and our return policies. The allowance for sales returns was $1.7 million and $2.3 million as of July 2, 2006 and July 3, 2005, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. The provision for returns is charged to net revenues in the accompanying consolidated statements of operations, and was $0.7 million in fiscal 2006, $1.0.million in fiscal 2005, and $1.8 million in fiscal 2004. If the historical data we use to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenues. We estimate and adjust this allowance at each balance sheet date.

Inventory Valuation

Our inventory balance was $19.3 million as of July 2, 2006, compared with $25.9 million as of July 3, 2005. We value our inventory at lower of cost (determined on a first-in, first-out basis) or market. The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements, product lifecycle and product development plans and quality issues. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at net realizable value. Inventory write-downs charged to cost of product revenue were $1.3 million in fiscal 2006, $1.1 million in fiscal 2005, and $1.3 million in fiscal 2004. Although we make every effort to ensure the accuracy of our forecasts of product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and we determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of product revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our operating margin in that period will be favorably impacted.

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

Our accrued warranty balance was $7.0 million as of July 2, 2006, compared with $7.5 million as of July 3, 2005. The determination of our warranty requirements is based on our actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust this accrual at each balance sheet date in accordance with changes in these factors. The cost of new warranties issued that was charged to cost of product revenue was $10.2 million in fiscal 2006, $12.3 million in fiscal 2005, and $11.8 million in fiscal 2004. While we believe that our warranty accrual is adequate and that the judgments applied in calculating this accrual are appropriate, the assumptions used are based on estimates and these estimated amounts could differ materially from our actual warranty expenses in the future. In fiscal 2005, we recognized $1.1 million in additional warranty expense due to a change in the method we use to accumulate the warranty return rates. If actual expenses exceed those we have estimated, our future cost of product revenue would be adversely affected.

Allowance for Doubtful Accounts

Our accounts receivable balance, net of allowance for doubtful accounts, was $27.7 million and $30.8 million as of July 2, 2006 and July 3, 2005, respectively. The allowance for doubtful accounts for trade accounts receivable as of July 2, 2006 was $0.7 million, compared with $1.2 million as of July 3, 2005. The distributor accounts receivable balance, net of allowance for doubtful accounts, recorded in prepaid expenses and other current assets, was $17.2 million and $23.2 million as of July 2, 2006 and July 3, 2005, respectively. The allowance for doubtful distributor accounts, also recorded in prepaid expenses and other current assets, as of July 2, 2006 was $0.3 million, compared with $0.6 million as of July 3, 2005. We continually monitor and evaluate the collectibility of our trade receivables based on a combination of factors. We record specific allowances for bad debts in general and administrative expense when we become aware of a specific customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends in the length of time the receivables are past due and historical collection experience. We mitigate some collection risk by requiring most of our customers in the Asia-Pacific region, excluding Japan and Australia, to pay cash in advance or secure letters of credit when placing an order with us. Our provision for doubtful accounts was an expense of $1.2 million in fiscal 2006, an expense of $0.4 million in fiscal 2005, and a benefit of $0.2 million in fiscal 2004. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required. We write-off receivables to the allowance after all collection efforts are exhausted. In the fourth quarter of fiscal 2005, one large distributor in Europe became delinquent in its payments to us due to cash flow problems and difficulty in obtaining financing. We increased our allowance for doubtful accounts to cover a higher percentage of this customer’s outstanding balance in fiscal 2005 and ultimately wrote off $1.8 million in receivables in fiscal 2006.

Deferred Tax Asset Valuation Allowance

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Significant management judgment is required in determining our valuation allowance recorded against our net deferred tax assets. We make an assessment of the likelihood that our net deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not believed to be likely, a valuation allowance is established. We provided a full valuation allowance against all of our U.S. federal and state net deferred tax assets in fiscal 2003 in the amount of $194.8 million in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. In fiscal 2006, the valuation allowance decreased by $17.2 million to $158.6 million, and in fiscal 2005, the valuation allowance increased by $1.1 million to $175.8 million.

The valuation allowance is determined in accordance with the provisions of SFAS 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence, such as operating results during the most recent three-year period at the time the charge was incurred, was given more weight than our expectations of future profitability, which is inherently uncertain. Our losses during those periods represented sufficient negative evidence to require a full valuation allowance against our net deferred tax assets under SFAS 109. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

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

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities were $433.1 million and $440.4 million at July 2, 2006 and July 3, 2005, respectively, representing a decrease of $7.3 million. This decrease was primarily due to cash used to repurchase treasury stock of $33.7 million and capital expenditures of $8.0 million, partially offset by cash provided by operating activities of $28.0 million, proceeds from issuance of common stock of $5.0 million, and a decrease in the unrealized loss on investments of $1.3 million.

We generated $28.0 million in cash from operations in fiscal 2006. Net income was $8.5 million and included significant non-cash charges, including depreciation of $11.9 million, share-based compensation expense of $7.0 million, amortization expense related to the warrant issued to Avaya of $4.7 million and restructuring related to changes in our sublease assumptions of $3.3 million. Accounts receivable, net, decreased to $27.7 million at July 2, 2006 from $30.8 million at July 3, 2005. Days sales outstanding in receivables increased to 30 days at July 2, 2006 from 29 days at July 3, 2005. The decrease in accounts receivable and increase in days sales outstanding were primarily due to the decrease in revenue. Inventories decreased to $19.3 million at July 2, 2006 from $25.9 million at July 3, 2005. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence because of declining demand, rapidly changing technology, environmental regulations and customer requirements. Deferred revenue decreased to $45.1 million at July 2, 2006 from $50.5 million at July 3, 2005. This decrease was due primarily to a change in the structure and pricing of our service contracts that resulted in a change in mix to increase the volume of one-year duration contracts relative to contracts exceeding one-year in duration. We increased our European service spare parts inventory, recorded on our consolidated balance sheet in Other assets, net, by approximately $5.1 million as of July 2, 2006 as a result of complying with the RoHS Directive.

We have a revolving line of credit for $10.0 million with a major lending institution. As of July 2, 2006, there were no outstanding borrowings under this facility. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. At July 2, 2006, we had letters of credit totaling $0.7 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of July 2, 2006. The line of credit was renewed on January 24, 2007 and expires on January 24, 2008. It is our intention to renew this line of credit when it expires.

In December 2001, we completed a private placement of $200.0 million of convertible subordinated notes. The notes mature on December 1, 2006, and therefore the principal amount has been classified as a current liability in our consolidated balance sheet as of July 2, 2006. Interest is payable semi-annually at 3.5% per annum. The notes are convertible at the option of the holders into our common stock at an initial conversion price of $20.96 per share, subject to adjustment. The notes are redeemable in cash at our option, if not converted to common stock prior to the redemption date, at a redemption price of 100.7% of the principal amount between December 2005 and November 2006; and at 100% of the principal amount thereafter. Each holder of the notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of the principal amount plus accrued interest upon a change of control of ownership of Extreme Networks, as defined in the offering circular. Instead of paying the repurchase price in cash, we may, if we satisfy certain conditions, elect to pay the repurchase price in common stock valued at 95% of the average of the closing prices of our common stock for the five trading days immediately preceding and including the third trading day prior to the repurchase date. The notes were paid off on their maturity date of December 1, 2006.

On October 20, 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock. This authorization will expire in October 2007. In fiscal 2006, we repurchased approximately 7.1 million shares for approximately $33.7 million. We expect to repurchase stock over the next twelve months, primarily through open market purchases. The repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions as well as applicable legal and other considerations.

We own our corporate headquarters in Santa Clara, California. The campus is located on approximately 16 acres of property in an area that may ultimately be suitable for residential development. On April 24, 2006 we entered into a contract for the sale of our corporate headquarters campus in Santa Clara, California at a price of $70 million. On October 31, 2006, the Company announced that the Campus Sale Agreement expired under its terms. Accordingly, the parties are no longer bound to proceed with the transaction, and the proposed purchaser has the right not to proceed with the transaction.

The following summarizes our contractual obligations (including interest payments) at July 2, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Contractual Obligations:
Convertible subordinated notes	$203,500	$203,500	$—	$—	$—
Non-cancelable inventory purchase commitments	27,376	27,376	—	—	—
Non-cancelable operating lease obligations	26,242	8,961	9,683	7,226	372
Other non-cancelable purchase commitments	4,500	2,000	2,500	—	—

Total contractual cash obligations	$261,618	$241,837	$12,183	$7,226	$372

We did not have any material commitments for capital expenditures as of July 2, 2006. Other non-cancelable purchase commitments represent OEM and technology agreements. We did not have any off-balance sheet arrangements as of July 2, 2006.

We require substantial capital to fund our business, particularly to finance inventories and accounts receivable and for capital expenditures. As a result, we could be required to raise substantial additional capital at any time. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. If we are unable to obtain such additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which would have a material adverse affect on our business, financial condition and operating results.

We believe that our current cash and cash equivalents, short-term investments, marketable securities and cash available from credit facilities and future operations will enable us to meet our working capital requirements for at least the next 12 months.

New Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently in the process of determining the impact of adopting the provisions of SFAS 157 on our financial position, results of operations and cash flows.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective for fiscal years beginning after November 15, 2007. We believe that the adoption of SFAS 159 will not have a material effect on our financial statements.

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

We adopted FAS 143-1 in the first quarter of fiscal 2006 and concluded that no significant liability had been incurred as of July 2, 2006. We are continuing to analyze the impact of the Directive, and FSP 143-1, on our financial position and results of operations as additional EU member countries adopt the Directive.

Separate from the requirements of FSP 143-1, we believe that the internal cost of compliance with the Directive, and the liability associated with new waste obligations, which according to the Directive is to be borne solely by the producers of the new equipment, was not significant for the year ended July 2, 2006, but could be significant in the future.

Accounting for Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) released its final Interpretation on uncertain tax positions, FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2006. The Company is currently assessing the impact of adopting this standard.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents, short-term investments, marketable securities and long-term debt that are subject to market risk by range of expected maturity and weighted-average interest rates as of July 2, 2006 and July 3, 2005. This table does not include money market funds because those funds are generally not subject to market risk.

	Maturing in
	Three Months or Less	Three Months to One Year	Greater Than One Year	Total	Fair Value
	(in thousands)
July 2, 2006:
Included in cash and cash equivalents	$31,830			$31,830	$31,830
Weighted average interest rate	4.76%
Included in short-term investments	$196,940	$100,786		$297,726	$297,726
Weighted average interest rate	4.41%	3.43%
Included in marketable securities			$42,781	$42,781	$42,781
Weighted average interest rate			3.99%
Long-term debt		$200,000		$200,000	$197,750
Weighted average interest rate		3.50%

	Maturing in
	Three Months or Less	Three Months to One Year	Greater Than One Year	Total	Fair Value
	(in thousands)
July 3, 2005:
Included in cash and cash equivalents	$66,512			$66,512	$66,512
Weighted average interest rate	3.01%
Included in short-term investments	$26,789	$101,100		$127,889	$127,889
Weighted average interest rate	2.35%	2.36%
Included in marketable securities			$185,045	$185,045	$185,045
Weighted average interest rate			2.99%
Long-term debt			$200,000	$200,000	$194,006
Weighted average interest rate			3.50%

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

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). At July 2, 2006, these forward foreign currency contracts had a notional principal amount of $5.6 million (fair value of $2,000). These contracts have maturities of less than 60 days.

Additionally, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS 133. At July 2, 2006, we held foreign currency forward contracts with a notional principal amount of $8.5 million (fair value of $173,000). These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction gains and losses from operations, including the impact of hedging, were a loss of $0.9 million in fiscal 2006, a loss of $0.6 million in fiscal 2005, and a loss of $0.5 million in fiscal 2004.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Extreme Networks, Inc.

We have audited the accompanying consolidated balance sheets of Extreme Networks, Inc. as of July 2, 2006 and July 3, 2005 (restated), and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 2, 2006 (restated). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Extreme Networks, Inc. at July 2, 2006 and July 3, 2005 (restated), and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 2, 2006 (restated), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its previously issued financial statements as of July 3, 2005 and for the years ended July 3, 2005 and June 27, 2004 to correct for errors in share-based compensation and related income tax effects.

As discussed in Note 8 to the consolidated financial statements, in fiscal 2006 the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Extreme Networks, Inc.’s internal control over financial reporting as of July 2, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 25, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of internal controls over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/    Ernst & Young LLP

Palo Alto, California

June 25, 2007

EXTREME NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	July 2, 2006	July 3, 2005
		(Restated) (Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$92,598	$127,470
Short-term investments	297,726	127,889
Accounts receivable, net of allowances of $2,387 at July 2, 2006 ($3,572 at July 3, 2005)	27,681	30,778
Inventories, net	19,303	25,943
Deferred income taxes	500	430
Prepaid expenses and other current assets, net	8,920	11,980

Total current assets	446,728	324,490
Property and equipment, net	46,499	50,438
Marketable securities	42,781	185,045
Other assets, net	22,710	23,641

Total assets	$558,718	$583,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,138	$18,283
Accrued compensation and benefits	11,758	14,032
Restructuring liabilities	5,571	6,066
Lease liability	—	471
Accrued warranty	7,027	7,471
Deferred revenue	35,406	36,688
Convertible subordinated notes	200,000	—
Other accrued liabilities	19,581	21,893

Total current liabilities	299,481	104,904
Restructuring liabilities, less current portion	11,471	13,890
Deferred revenue, less current portion	9,699	13,785
Deferred income taxes	579	757
Other long-term liabilities	1,307	2,266
Convertible subordinated notes	—	200,000

Commitments and contingencies (Note 5)

Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized;
124,469,000 issued and outstanding at July 2, 2006 (121,908,000 at July 3, 2005) and capital in excess of par value	927,835	915,945
Treasury stock, 7,135,759 shares at July 2, 2006	(33,700)	—
Deferred stock compensation	—	(150)
Accumulated other comprehensive loss	(1,567)	(2,887)
Accumulated deficit	(656,387)	(664,896)

Total stockholders’ equity	236,181	248,012

Total liabilities and stockholders’ equity	$558,718	$583,614

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	July 2, 2006	July 3, 2005	June 27, 2004
		(Restated) (Note 2)	(Restated) (Note 2)
Net revenues:
Product	$294,824	$324,256	$303,293
Service	63,777	59,091	48,555

Total net revenues	358,601	383,347	351,848

Cost of revenues:
Product(1)	130,557	146,509	137,169
Service(1)	34,168	34,259	35,632

Total cost of revenues	164,725	180,768	172,801

Gross margin:
Product	164,267	177,747	166,124
Service	29,609	24,832	12,923

Total gross margin	193,876	202,579	179,047

Operating expenses:
Sales and marketing(1)	98,452	96,951	93,707
Research and development(1)	61,966	61,516	58,900
General and administrative(1)	25,498	31,709	29,717
Technology agreement	—	2,000	—
Amortization of deferred stock compensation(1)	—	69	1,061
Restructuring charge	3,268	—	6,487

Total operating expenses	189,184	192,245	189,872

Operating income (loss)	4,692	10,334	(10,825)
Interest income	15,136	10,713	8,584
Interest expense	(7,252)	(7,037)	(6,982)
Other income (expense), net	(2,269)	2,052	9,107

Income before income taxes	10,307	16,062	(116)

Provision for income taxes	1,798	3,543	3,176

Net Income (loss)	$8,509	$12,519	$(3,292)

Basic and diluted net loss per share:
Net income (loss) per share – basic	$0.07	$0.10	$(0.02)
Net income (loss) per share – diluted	$0.07	$0.10	$(0.02)
Shares used in per share calculation – basic	121,286	121,225	118,348
Shares used in per share calculation – diluted	123,049	124,166	118,348

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$718	$65	$63
Cost of service revenue	417	40	86
Sales and marketing	2,764	195	499
Research and development	1,993	438	1,140
General and administrative	1,103	(45)	113
Amortization of deferred stock compensation	—	69	1,061

Total stock-based compensation expense	$6,995	$762	$2,962

See accompanying notes to consolidated financial statements

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock and Capital in Excess of Par Value		Treasury Stock		Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at June 29, 2003, As Previously Reported	116,568	$652,091	—	$—	$(1,708)	$2,306	$(453,453)	$199,236
Cumulative effect of restatement (see Note 2)	—	224,095	—	—	(3,425)	—	(220,670)	—
Balances at June 29, 2003, Restated (Note 2)	116,568	876,186	—	—	(5,133)	2,306	(674,123)	199,236
Components of comprehensive loss:
Net loss Restated (Note 2)	—	—	—	—	—	—	(3,292)	(3,292)
Change in unrealized loss on investments, net of tax expense of $998	—	—	—	—	—	(5,160)	—	(5,160)
Change in unrealized gain on derivatives	—	—	—	—	—	(1)	—	(1)
Foreign currency translation adjustment	—	—	—	—	—	467	—	467

Total comprehensive loss								(7,986)

Exercise of options to purchase common stock, net of repurchases	1,455	7,452			—	—	—	7,452
Issuance of common stock under employee stock purchase plan	1,541	5,543	—	—	—	—	—	5,543
Stock-based compensation expense-Restated (Note 2)	—	(765)	—	—	2,309	—	—	1,544
Issuance of warrant to Avaya	—	22,699	—	—	—	—	—	22,699
Exercise of warrant by Avaya	859	9	—	—	—	—	—	9
Forfeiture of stock options	—	(578)	—	—	578	—	—	—
Amortization of deferred stock compensation	—	—	—	—	1,061	—	—	1,061

Balances at June 27, 2004 – Restated (Note 2)	120,423	910,546	—	—	(1,185)	(2,388)	(677,415)	229,558
Components of comprehensive income:
Net income Restated (Note 2)	—	—	—	—	—	—	12,519	12,519
Change in unrealized loss on investments, net of tax expense of $156	—	—	—	—	—	(540)	—	(540)
Change in unrealized gain on derivatives	—	—	—	—	—	12	—	12
Foreign currency translation adjustment	—	—	—	—	—	29	—	29

Total comprehensive income								12,020

Exercise of options to purchase common stock, net of repurchases	542	1,799	—	—	—	—	—	1,799
Issuance of common stock under employee stock purchase plan	943	4,143	—	—	—	—	—	4,143
Stock-based compensation expense-Restated (Note 2)	—	(543)	—	—	966	—	—	423
Amortization of deferred stock compensation	—	—	—	—	69	—	—	69

Balances at July 3, 2005 – Restated (Note 2)	121,908	915,945	—	—	(150)	(2,887)	(664,896)	248,012
Components of comprehensive income:
Net income Restated (Note 2)	—	—	—	—	—	—	8,509	8,509
Change in unrealized gain on investments, net of tax expense of $0	—	—	—	—	—	1,313	—	1,313
Change in unrealized gain on derivatives	—	—	—	—	—	(10)	—	(10)
Foreign currency translation adjustment	—	—	—	—	—	17	—	17

Total comprehensive income								9,829

Exercise of options to purchase common stock, net of repurchases	795	1,566	—	—	—	—	—	1,566
Issuance of common stock under employee stock purchase plan	907	3,445	—	—	—	—	—	3,445
Exercise of warrant by Avaya	859	9	—	—	—	—	—	9
Share-based payments, net of repurchases	—	7,020	—	—	—	—	—	7,020
Repurchase of common stock	—	—	(7,136)	(33,700)	—	—	—	(33,700)
Amortization of deferred stock compensation	—	(150)	—	—	150	—	—	—

Balances at July 2, 2006	124,469	$927,835	(7,136)	$(33,700)	$—	$(1,567)	$(656,387)	$236,181

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	July 2, 2006	July 3, 2005	June 27, 2004
		(Restated) (Note 2)	(Restated) (Note 2)
Cash flows from operating activities:
Net income (loss)	$8,509	$12,519	$(3,292)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,899	16,244	20,141
Provision for doubtful accounts	1,166	380	(200)
Provision for excess and obsolete inventory	1,259	1,061	1,252
Deferred income taxes	(249)	451	(188)
Amortization of warrant	4,691	7,566	5,044
Restructuring charge	3,268	—	6,487
Amortization of deferred stock compensation	—	492	2,605
Loss on disposal of assets	9	212	—
Stock-based compensation	6,995	—	—
Changes in operating assets and liabilities, net
Accounts receivable	3,306	2,271	(6,004)
Inventories	5,405	(1,114)	(8,431)
Prepaid expenses and other assets	(2,075)	(9,558)	11,814
Accounts payable	1,855	(712)	(25)
Accrued compensation and benefits	(2,274)	(1,795)	1,162
Restructuring liabilities	(6,182)	(6,607)	(7,972)
Lease liability	(471)	(1,884)	(2,041)
Accrued warranty	(444)	(825)	(1,903)
Deferred revenue	(5,368)	(3,201)	5,376
Other accrued liabilities	(2,304)	(987)	(2,396)
Other long-term liabilities	(958)	1,945	39

Net cash provided by operating activities	28,037	16,458	21,468

Cash flows from investing activities:
Capital expenditures	(7,969)	(7,127)	(6,263)
Purchases of investments	(273,986)	(297,051)	(306,365)
Proceeds from sales and maturities of investments and marketable securities	247,726	350,084	292,980

Net cash provided by (used in) investing activities	(34,229)	45,906	(19,648)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	5,020	5,942	13,004
Repurchase of common stock	(33,700)	—	—

Net cash provided by (used in) financing activities	(28,680)	5,942	13,004

Net increase (decrease) in cash and cash equivalents	(34,872)	68,306	14,824
Cash and cash equivalents at beginning of year	127,470	59,164	44,340

Cash and cash equivalents at end of year	$92,598	$127,470	$59,164

Supplemental disclosure of cash flow information:
Interest paid	$7,000	$7,037	$7,060
Cash paid for income taxes	$587	$1,819	$2,612

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Extreme Networks, Inc. (“Extreme Networks”, the “Company”, “we” or “our”) is a leading provider of network infrastructure equipment and markets its products primarily to business, governmental, health care and educational customers with a focus on large corporate enterprises and metropolitan service providers on a global basis. We conduct our sales and marketing activities on a worldwide basis through a two-tier distribution channel utilizing distributors, resellers and our field sales organization. Extreme Networks was incorporated in California in 1996 and reincorporated in Delaware in 1999.

2. Restatement of Consolidated Financial Statements

The Special Committee of the Board of Directors (“Special Committee”) has completed a review of the Company’s stock option granting practices and accounting. Based on the results of this review, the Company concluded that the accounting measurement dates under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for certain stock option grants awarded during the fiscal years ended June 27, 2004, June 29, 2003, June 30, 2002, July 1, 2001, and July 2, 2000 differ from the measurement dates previously used to determine any share-based compensation expense during the six fiscal years ended July 3, 2005. The Company is restating its consolidated balance sheet as of July 3, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended July 3, 2005 and June 27, 2004 as a result of the Company’s review of information developed through the independent investigation of the Company’s historical stock option grants. In addition, the Company is restating the share-based compensation expense that the Company discussed in its footnotes under the fair value method as presented in Note 8, “Employee Benefit Plans (including Share-based Compensation)”, and the unaudited quarterly financial information and financial statements for the interim periods of fiscal 2005 in Note 15, “Quarterly Financial Data (Unaudited)”, of this report.

Background of Special Committee Investigation

On June 27, 2006, the Company received an informal inquiry letter from the Staff of the SEC Enforcement Division requesting that the Company voluntarily provide documents related to its policies, practices and procedures for granting stock options for the period since its initial public offering on April 9, 1999 (“IPO”). The Company responded to the request and notified the Staff that the Company would continue to cooperate fully with the inquiry. On September 11, 2006, based on information developed by Company management and at the Audit Committee’s recommendation, the Board of Directors appointed a Special Committee of the Board (the “Special Committee”) to conduct an independent investigation of our historical practices for granting and accounting for stock options and to present findings and recommendations to the Board. On September 13, 2006, the Special Committee retained Fenwick & West, LLP (“Fenwick”) as independent counsel to assist the Special Committee in conducting a comprehensive internal investigation of the Company’s historical stock option grants and related accounting. Fenwick retained PricewaterhouseCoopers, LLP (“PWC”) to provide forensic accounting in connection with the investigation. All aspects of the investigation by the Special Committee and its advisors have been supervised directly and solely by the Special Committee.

The scope of the Special Committee’s investigation was extensive, and included the review of all stock option grants during the period commencing with our IPO on April 9, 1999 through September 30, 2006 (the “Review Period”). The Special Committee and its advisors reviewed and tested over 8,000 grants, including all grants to Board members, officers and executive level employees. In addition, the Special Committee investigation involved testing and analysis of the Company’s hiring, termination, leave of absence, grant notification, and exercise practices regarding stock options during the Review Period.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Findings

The Special Committee found deficiencies in the Company’s processes for approving and documenting options grants, which resulted in the Company erroneously treating the stated grant date as the measurement date for financial accounting purposes with respect to certain options. These deficiencies occurred predominantly during 1999 through 2001 (fiscal years 2000 through 2002), but continued in some respects during fiscal years 2003 and 2004. The Special Committee found no issues with the accounting for options granted in fiscal years 2005 and 2006.

Based on the Special Committee’s review, the Company concluded that recognition of $223.0 million in non-cash share-based compensation charges was necessary with respect to certain grants, as described in more detail below, for reasons that varied with the particular facts and circumstances of each affected grant, including: grants that were not approved until after the stated grant date; grants that were dated and priced at a time when lists of grant recipients and share allocations were not yet complete; grants that were not accurately and timely documented; grant dates that appeared to have been selected retrospectively, in some cases apparently due to price considerations; grants that pre-dated the effective date of employment of the grantee; and grants that were completed and subsequently modified.

With respect to grants that the Company determined had been completed and later modified, the Company applied variable accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25 (“FIN 44”). Because the market value of Extreme’s stock has declined since the affected options were awarded, the net result of such variable accounting treatment is that non-cash compensation expense recognized in initial periods was reversed in subsequent periods, resulting in zero non-cash compensation expense over the life of the grants.

Restatement of Financial Statements

On January 8, 2007, the Company announced its preliminary conclusion, based on the Special Committee’s investigation to that point, that the measurement dates for financial accounting purposes differed from the recorded grant dates for certain stock option grants, with the result that the Company would be required to recognize additional non-cash charges for share-based compensation in amounts that would be material with respect to certain fiscal periods. The Company also advised that its previously issued financial statements, related notes and selected financial data and all financial press releases and similar communications issued by the Company and the related reports of our independent registered public accounting firm for the periods beginning with fiscal 2000 should no longer be relied upon.

Following the conclusion of the Special Committee’s investigation, with the concurrence of management and the Audit Committee, the Company determined that it should have recognized approximately $223.0 million of pre-tax share-based compensation expense during the Review Period that was not accounted for in the Company’s previously issued financial statements. In addition, the Company should have recorded approximately $0.3 million of income tax benefits. Therefore, the Company is restating financial information in this report for the fiscal years ended July 3, 2005 and June 27, 2004.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To reflect this previously unrecognized non-cash expense the Company has recognized additional share-based compensation expense and tax benefits, that has the overall effect of increasing the accumulated deficit, and common stock and capital paid in excess of par value (“APIC”). The table below reflects the impact, by year, of the restatement:

	Restatement Adjustments
Fiscal Year Ended	Pre-Tax Non-Cash Charge	Income Tax Benefit (Provision)	After-Tax Non-Cash Charge
	(in thousands)
July 2, 2000	$12,202	$(4,759)	$7,443
July 1, 2001	89,733	(34,482)	55,251
June 30, 2002	96,707	(23,722)	72,985
June 29, 2003	22,356	62,635	84,991

Cumulative Effect at June 29, 2003	$220,998	$(328)	$220,670

June 27, 2004	1,544	—	1,544
July 3, 2005	423	—	423

Total	$222,965	$(328)	$222,637

The cumulative effect of share-based compensation pre-tax adjustments was to increase APIC by $223.1 million and to increase accumulated deficit by $223.0 million on the Company’s consolidated balance sheet as of July 3, 2005. The restatement had no impact on the Company’s consolidated statements of operations or consolidated statements of cash flows for the fiscal year ended July 2, 2006. The restatement also had no impact on the Company’s previously reported cash flows or revenues.

The following tables are detailed restated financial statements for the July 3, 2005 consolidated balance sheet and consolidated statements of operations and consolidated statements of cash flows for the years ended July 3, 2005 and June 27, 2004.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Balance Sheet Impact

The following table reconciles the Company’s consolidated balance sheet as previously reported to the as restated amounts as of July 3, 2005:

CONSOLIDATED BALANCE SHEET

(in thousands)

	July 3, 2005
	As Previously Reported	Adjustment	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$127,470	$—	$127,470
Short-term investments	127,889	—	127,889
Accounts Receivable, net of allowances	30,778	—	30,778
Inventories, net	25,943	—	25,943
Deferred income taxes	430	—	430
Prepaid expenses and other current assets, net	11,980	—	11,980

Total current assets	324,490	—	324,490
Property and equipment, net	50,438	—	50,438
Marketable securities	185,045	—	185,045
Other assets, net	23,641	—	23,641

Total Assets	$583,614	$—	$583,614

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$18,283	$—	$18,283
Accrued compensation and benefits	14,032	—	14,032
Restructuring liabilities	6,066	—	6,066
Lease liability	471	—	471
Accrued warranty	7,471	—	7,471
Deferred revenue	36,688	—	36,688
Other accrued liabilities	21,893	—	21,893

Total current liabilities	104,904	—	104,904
Restructuring liabilities, less current portion	13,890	—	13,890
Deferred revenue, less current portion	13,785	—	13,785
Deferred income taxes	757	—	757
Other long-term liabilities	2,266	—	2,266
Convertible subordinated notes	200,000	—	200,000

Stockholders’ equity:
Convertible preferred stock	—	—	—
Common stock	693,158	222,787	915,945
Deferred stock compensation	—	(150)	(150)
Accumulated other comprehensive loss	(2,887)		(2,887)
Accumulated deficit	(442,259)	(222,637)	(664,896)

Total stockholders’ equity	248,012	—	248,012

Total liabilities and stockholders’ equity	$583,614	$—	$583,614

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Operations Impact

The following table reconciles the Company’s consolidated statements of operations as previously reported to the as restated amounts for the years ended July 3, 2005 and June 27, 2004:

	Year Ended
	July 3, 2005(1)			June 27, 2004(2)
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues:
Product	$324,256	$—	$324,256	$303,293	$—	$303,293
Service	59,091	—	59,091	48,555	—	48,555

Total net revenues	383,347	—	383,347	351,848	—	351,848

Cost of revenues:
Product	146,476	33	146,509	137,106	63	137,169
Service	34,219	40	34,259	35,546	86	35,632

Total cost of revenues	180,695	73	180,768	172,652	149	172,801

Gross margin:
Product	177,780	(33)	177,747	166,187	(63)	166,124
Service	24,872	(40)	24,832	13,009	(86)	12,923

Total gross margin	202,652	(73)	202,579	179,196	(149)	179,047

Operating expenses:
Sales and marketing	96,804	147	96,951	93,220	487	93,707
Research and development	61,268	248	61,516	58,105	795	58,900
General and administrative	31,754	(45)	31,709	29,604	113	29,717
Technology agreement	2,000	—	2,000	—	—	—
Amortization of deferred stock compensation	69	—	69	1,061	—	1,061
Restructuring charge	—	—	—	6,487	—	6,487

Total operating expenses	191,895	350	192,245	188,477	1,395	189,872

Operating income (loss)	10,757	(423)	10,334	(9,281)	(1,544)	(10,825)
Interest income	10,713	—	10,713	8,584	—	8,584
Interest expense	(7,037)	—	(7,037)	(6,982)	—	(6,982)
Other income	2,052	—	2,052	9,107	—	9,107

Income before income taxes	16,485	(423)	16,062	1,428	(1,544)	(116)

Provision for income taxes	3,543	—	3,543	3,176	—	3,176

Net Income (loss)	$12,942	$(423)	$12,519	$(1,748)	$(1,544)	$(3,292)

Basic and diluted earnings per share
Net income (loss) per share – basic	$0.11	$(0.01)	$0.10	$(0.01)	$(0.01)	$(0.02)
Net income (loss) per share – diluted	$0.10	$(0.00)	$0.10	$(0.01)	$(0.01)	$(0.02)
Shares used in per share calculation – basic	121,225	121,225	121,225	118,348	118,348	118,348
Shares used in per share calculation – diluted	124,219	124,166	124,166	118,348	118,348	118,348

(1)	Fiscal 2005 includes other income of $3.9 million from the relief of a foreign consumption tax obligation.
(2)	Fiscal 2004 includes other income of $7.9 million in cash settlements from vendors, net of related expenses, and other income of $2.5 million from the relief of a foreign consumption tax obligation.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Cash Flows Impact

The following table reconciles the Company’s consolidated statements of cash flows as previously reported to the as restated amounts for the years ended July 3, 2005 and June 27, 2004:

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	July 3, 2005			June 27, 2004
	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$12,942	$(423)	$12,519	$(1,748)	$(1,544)	$(3,292)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,244		16,244	20,141		20,141
Provision for doubtful accounts	380		380	(200)		(200)
Provision for excess and obsolete inventory	1,061		1,061	1,252		1,252
Deferred income taxes	451		451	(188)		(188)
Amortization of warrant	7,566		7,566	5,044		5,044
Restructuring charge	—		—	6,487		6,487
Amortization of deferred stock compensation	69	423	492	1,061	1,544	2,605
Loss on disposal of assets	212		212	—		—
Changes in operating assets and liabilities, net
Accounts receivable	2,271		2,271	(6,004)		(6,004)
Inventories	(1,114)		(1,114)	(8,431)		(8,431)
Prepaid expenses and other assets	(9,558)		(9,558)	11,814		11,814
Accounts payable	(712)		(712)	(25)		(25)
Accrued compensation and benefits	(1,795)		(1,795)	1,162		1,162
Restructuring liabilities	(6,607)		(6,607)	(7,972)		(7,972)
Lease liability	(1,884)		(1,884)	(2,041)		(2,041)
Accrued warranty	(825)		(825)	(1,903)		(1,903)
Deferred revenue	(3,201)		(3,201)	5,376		5,376
Other accrued liabilities	(987)		(987)	(2,396)		(2,396)
Other long-term liabilities	1,945		1,945	39		39

Net cash provided by operating activities	16,458	—	16,458	21,468	—	21,468

Cash flows from investing activities:
Capital expenditures	(7,127)		(7,127)	(6,263)		(6,263)
Purchases of investments	(297,051)		(297,051)	(306,365)		(306,365)
Proceeds from sales and maturities of investments	350,084		350,084	292,980		292,980

Net cash provided by (used in) investing activities	45,906	—	45,906	(19,648)	—	(19,648)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	5,942		5,942	13,004		13,004

Net cash provided by financing activities	5,942	—	5,942	13,004	—	13,004

Net increase in cash and cash equivalents	68,306	—	68,306	14,824	—	14,824
Cash and cash equivalents at beginning of year	59,164		59,164	44,340		44,340

Cash and cash equivalents at end of year	$127,470	$—	$127,470	$59,164	$—	$59,164

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statement of Stockholders’ Equity Impact

The cumulative effect of the restatement on stockholders’ equity as of June 29, 2003, and the restatement amounts for the years ended July 3, 2005 and June 27, 2004, are provided in the Consolidated Statement of Stockholders’ Equity in the accompanying Consolidated Financial Statements.

SFAS 123 Disclosure Impact

As a consequence of the stock option adjustment discussed above, the share-based compensation expense that the Company discussed in its footnotes under the fair value method has been restated. A table illustrating the impact of the components discussed above is presented in footnote 8, Employee Benefit Plans (including Share-based Compensation), of this report.

	Year Ended
	July 3, 2005			June 27, 2004
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

	(in thousands, except per share amounts)

Net income (loss) – as restated	$12,942	$(423)	$12,519	$(1,748)	$(1,544)	$(3,292)
Add:
APB 25 stock-based compensation expense, included in net income (loss), net of tax	339	423	762	1,418	1,544	2,962
Less:
Stock-based compensation expense determined under fair value based method, net of tax	(32,496)	(398)	(32,894)	(29,197)	1,581	(27,616)

Pro forma net loss	$(19,215)	$(398)	$(19,613)	$(29,527)	$1,581	$(27,946)

Basic earnings (loss) per share:
Net income (loss) – as restated	$0.11	$(0.00)	$0.10	$(0.01)	$(0.01)	$(0.02)
Net loss – pro forma	$(0.16)	$(0.00)	$(0.16)	$(0.25)	$0.01	$(0.24)
Diluted earnings (loss) per share:
Net income (loss) – as restated	$0.10	$(0.00)	$0.10	$(0.01)	$(0.01)	$(0.02)
Net loss – pro forma	$(0.16)	$(0.00)	$(0.16)	$(0.25)	$0.01	$(0.24)

Shares – As Reported
Basic earnings per share	121,225	121,225	121,225	118,348	118,348	118,348
Diluted earnings per share	124,219	124,166	124,166	118,348	118,348	118,348

Shares – Pro Forma
Basic earnings per share	121,225	121,225	121,225	118,348	118,348	118,348
Diluted earnings per share	121,225	121,225	121,225	118,348	118,348	118,348

3. Basis of Presentation and Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is a 52/53-week fiscal accounting year that closes on the Sunday closest to June 30th every year. Fiscal 2006 and fiscal 2004 were 52-week fiscal years; fiscal 2005 was a 53-week fiscal year. All references herein to “fiscal 2006” or “2006” represent the fiscal year ended July 2, 2006.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We use the U.S. dollar predominately as our functional currency. The functional currency for certain of our foreign subsidiaries is the local currency based on the criteria of SFAS No. 52, Foreign Currency Translation. For those subsidiaries that operate in a local currency functional environment, all monetary assets and liabilities are translated to United States dollars at current rates of exchange; non-monetary assets and liabilities are translated at historical rates of exchange; and revenues and expenses are translated using average rates. Gains and losses from foreign currency translation are included as a separate component of other comprehensive income (loss). Foreign currency transaction losses from operations, including the impact of hedging, were $0.9 million in fiscal 2006. Foreign currency transaction losses from operations, including the impact of hedging, were $0.6 million in fiscal 2005 and $0.5 million in fiscal 2004.

Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but are not limited to, the accounting for the allowances for doubtful accounts and sales returns, inventory valuation, depreciation and amortization, impairment of long-lived assets, warranty accruals, restructuring liabilities, measurement of share-based compensation costs and income taxes. Actual results could differ materially from these estimates.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

To date, all marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported net-of-tax as a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are recorded in interest income. Declines in value on available-for-sale securities judged to be other than temporary are recorded in other income (expense), net. None of our marketable securities are deemed impaired as of July 2, 2006, as substantially all of our investments are investment grade government and corporate debt securities that have maturities of less than 3 years, and we have both the ability and intent to hold the investments until maturity. The cost of securities sold is based on specific identification. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments were as follows (in thousands):

	July 2, 2006		July 3, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$92,598	$92,598	$127,470	$127,470
Short-term investments	$297,726	$297,726	$127,889	$127,889
Marketable securities	$42,781	$42,781	$185,045	$185,045

Financial liabilities:
Convertible subordinated notes	$200,000	$197,750	$200,000	$194,006

Forward foreign currency contracts	$(171)	$(171)	$(99)	$(99)

The fair values of short-term investments and marketable securities are determined using quoted market prices for those securities or similar financial instruments. The fair value of the convertible subordinated notes due December 1, 2006 is estimated using quoted market prices.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations

We may be subject to concentration of credit risk as a result of certain financial instruments consisting principally of marketable investments and accounts receivable. We have placed our investments with high-credit quality issuers. We do not invest an amount exceeding 10% of our combined cash, cash equivalents, short-term investments and marketable securities in the securities of any one obligor or maker, except for obligations of the United States government, obligations of United States government agencies and money market accounts.

We perform ongoing credit evaluations of our customers and generally do not require collateral in exchange for credit. We mitigate some collection risk by requiring most of our customers in the Asia-Pacific region, excluding Japan, to pay cash in advance or secure letters of credit when placing an order with us. One distributor, Tech Data, accounted for 12% and 11% of our net revenues in fiscal 2006 and fiscal 2005, respectively. No distributor or customer accounted for more than 10% of our net revenues in fiscal 2004. No customer accounted for more than 10% of our accounts receivable balance at July 2, 2006 or July 3, 2005.

One supplier currently manufacturers all of our application specific integrated circuits, or ASICs, used in certain of our hardware products. Any interruption or delay in the supply of any of these or other single source components, or the inability to procure these components from alternate sources at acceptable prices and within a reasonable timeframe, would have a material adverse effect on our ability to meet customer orders, which would negatively impact our business, operating results and financial condition. In addition, qualifying additional suppliers can be time-consuming and expensive, and may increase the likelihood of design or production related errors. We attempt to mitigate these risks by working closely with our ASIC supplier regarding production planning and timing of new product introductions.

We currently derive substantially all of our revenue from sales of our Summit, BlackDiamond and Alpine products. We expect that revenue from these products will account for a substantial portion of our revenue for the foreseeable future. Accordingly, widespread market acceptance of these products is critical to our future success.

Allowance for Doubtful Accounts

We continually monitor and evaluate the collectibility of our trade receivables based on a combination of factors. We record specific allowances for bad debts in general and administrative expense when we become aware of a specific customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings or deterioration of financial position. We write-off receivables to the allowance after all collection efforts are exhausted. Estimates are used in determining our allowances for all other customers based on factors such as current trends in the length of time the receivables are past due and historical collection experience. We mitigate some collection risk by requiring most of our customers in the Asia-Pacific region, excluding Japan, to pay cash in advance or secure letters of credit when placing an order with us.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventories, net of allowances for excess and obsolete inventory (which we determine primarily based on future demand forecasts) of $5,136 and $4,790 at July 2, 2006 and July 3, 2005, respectively, consist of (in thousands):

	July 2, 2006	July 3, 2005
Raw materials	$431	$369
Finished goods	18,872	25,574

Total	$19,303	$25,943

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales to Distributors

We defer recognition of revenue on all sales to distributors until the distributor successfully resells the product, typically to an authorized reseller. Distributors regularly provide us their “sales-out” reports for this purpose. Until it is sold, inventory held by distributors is included in our reported finished goods inventory and was $3.2 million and $3.7 million at July 2, 2006 and July 3, 2005, respectively. The accounts receivable owed us by distributors, net of the deferred revenue from sales to distributors, is recorded in prepaid expenses and other current assets, as reflected in the following table (in thousands):

	July 2, 2006	July 3, 2005
Accounts receivable, net of allowance for doubtful accounts of $300 ($619 in fiscal 2005)	$17,158	$23,249
Deferred revenue	(13,325)	(16,779)

Net, included in Prepaid expenses and other current assets	$3,833	$6,470

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

	July 2, 2006	July 3, 2005
Computer equipment	$61,164	$55,260
Land	20,600	20,600
Buildings and improvements	17,524	17,493
Purchased software	32,995	31,122
Office equipment, furniture and fixtures	4,205	4,178
Leasehold improvements	6,309	6,175

	142,797	134,828
Less accumulated depreciation and amortization	(96,298)	(84,390)

Property and equipment, net	$46,499	$50,438

In April 2006, we entered into a contract for the sale of our corporate headquarters campus in Santa Clara, California, at a price of $70 million. On October 31, 2006, the Company announced that the Campus Sale Agreement expired under its terms. Accordingly, the parties are no longer bound to proceed with the transaction, and the proposed purchaser has the right not to proceed with the transaction.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We have determined that the requirements of FIN 45 apply to our standard product warranty liability. The following table summarizes the activity related to our product warranty liability during fiscal 2006, fiscal 2005, and fiscal 2004:

	Year Ended
	July 2, 2006	July 3, 2005	June 27, 2004
Balance beginning of period	$7,471	$8,297	$10,200
New warranties issued	10,189	12,251	11,791
Warranty expenditures	(10,633)	(14,205)	(13,694)
Change in estimate	—	1,128	—

Balance end of period	$7,027	$7,471	$8,297

Our standard hardware warranty period is typically 12 months from the date of shipment to end-users. Upon shipment of products to our customers, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability in cost of product revenue for this amount. The determination of our warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust these accruals at each balance sheet date in accordance with changes in these factors. The change in estimate in fiscal 2005 results from a change in the method we use to accumulate warranty return rates. There have been no further changes in these estimates for fiscal 2006.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Support Revenue

We offer renewable support arrangements, including extended warranty contracts, to our customers that range generally from one to five years. The change in our deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Year Ended
	July 2, 2006	July 3, 2005
Balance beginning of period	$47,849	$50,178
New support arrangements	52,149	51,392
Recognition of support revenue	(58,276)	(53,721)

Balance end of period	41,722	47,849
Less current portion	32,023	34,064

Non-current deferred revenue	$9,699	$13,785

Other Accrued Liabilities

The following are the components of other accrued liabilities (in thousands):

	July 2, 2006	July 3, 2005
Accrued income taxes	$3,927	$2,034
Accrued indirect taxes	490	2,344
Accrued interest on subordinated debt	583	583
Other accrued liabilities	14,581	16,932

Total	$19,581	$21,893

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Otherwise, such cooperative advertising obligations with customers are recorded as a reduction of revenue. Advertising expenses were zero, $0.5 million, and $1.4 million for fiscal 2006, fiscal 2005, and fiscal 2004, respectively.

Recently Issued Accounting Standards

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We currently are in the process of determining the impact of adopting the provisions of SFAS 157 on our financial position, results of operations and cash flows.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective for fiscal years beginning after November 15, 2007. We believe that the adoption of SFAS 159 will not have a material effect on our financial statements.

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

We adopted FAS 143-1 in the first quarter of fiscal 2006 and concluded that no significant liability had been incurred as of July 2, 2006. We are continuing to analyze the impact of the Directive, and FSP 143-1, on our financial position and results of operations as additional EU member countries adopt the Directive.

Separate from the requirements of FSP 143-1, we believe that the internal cost of compliance with the Directive, and the liability associated with new waste obligations, which according to the Directive is to be borne solely by the producers of the new equipment, was not significant for the year ended July 2, 2006, but could be significant in the future.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) released its final Interpretation on uncertain tax positions, FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FAS 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2006. The Company is currently assessing the impact of adopting this standard.

4. Available-for-Sale Securities

The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
July 2, 2006:
Money market funds	$2,830	$2,830	$—	$—
U.S. corporate debt securities	150,536	149,432	—	(1,104)
U.S. government agency securities	98,519	97,510	—	(1,009)
U.S. municipal bonds	970	945	—	(25)
Market auction preferred securities	121,620	121,620	—	—

	$374,475	$372,337	$—	$(2,138)

Classified as:
Cash equivalents	$31,841	$31,830	$—	$(11)
Short-term investments	299,043	297,726	—	(1,317)
Marketable securities	43,591	42,781	—	(810)

	$374,475	$372,337	$—	$(2,138)

July 3, 2005:
Money market funds	$66,512	$66,512	$—	$—
U.S. corporate debt securities	193,934	191,842	5	(2,097)
U.S. government agency securities	117,685	116,552	7	(1,140)
U.S. municipal bonds	4,610	4,540	—	(70)

	$382,741	$379,446	$12	$(3,307)

Classified as:
Cash equivalents	$66,512	$66,512	$—	$—
Short-term investments	128,927	127,889	1	(1,039)
Marketable securities	187,302	185,045	11	(2,268)

	$382,741	$379,446	$12	$(3,307)

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of available-for-sale investments in debt securities at July 2, 2006, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$330,885	$329,556
Due in 1-2 years	43,590	42,781
Due in 2-5 years	—	—

Total investments in available for sale debt securities	$374,475	$372,337

The following table presents our investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
July 2, 2006:
U.S. corporate debt securities	$39,842	$(117)	$92,026	$(988)	131,868	(1,105)
U.S. government agency securities	21,121	(83)	76,389	(925)	97,510	(1,008)
U.S. municipal bonds	—	—	945	(25)	945	(25)

	$60,963	$(200)	$169,360	$(1,938)	$230,323	(2,138)

Municipal and corporate bonds. Unrealized losses as of July 2, 2006 on our investments in municipal and corporate bonds were caused by interest rate increases. The contractual terms of the debentures do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of our municipal bonds have a credit rating of AAA, and the issuers of our corporate bonds have a credit rating of AA (Moody’s and S&P).

Government agency securities. Unrealized losses as of July 2, 2006 on our investments in our government agency securities (i.e., Federal National Mortgage Association and Federal Home Loan Mortgage Corp.) were caused by interest rate increases. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of our government agency securities have a credit rating of AAA.

The unrealized losses on our investments were caused by interest rate increases. As substantially all of our investments are investment grade government and corporate debt securities that have maturities of less than 3 years, and we have both the ability and intent to hold the investments until maturity, we do not consider these investments to be other-than-temporarily impaired at July 2, 2006.

5. Commitments, Contingencies and Leases

Stock Repurchase Program

On October 20, 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock. This authorization originally was to expire in October 2007, but on October 25, 2006, the Board of

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Directors terminated the share repurchase plan. In the quarter ended December 1, 2006, we repurchased approximately 0.9 million shares for approximately $3.4 million, primarily through open market purchases, bringing the cumulative total to 11.1 million repurchased shares for approximately $48.3 million.

Line of Credit

We have a revolving line of credit for $10.0 million with a major lending institution. Borrowings under this line of credit bear interest at the bank’s prime rate. As of July 2, 2006, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of July 2, 2006, we had letters of credit totaling $0.7 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of July 2, 2006. The line of credit was renewed on January 24, 2007 and expires on January 24, 2008.

Leases

We lease office space for our various United States and international sales offices. Certain leases contain rent escalation clauses and renewal options. We sublease certain of our leased facilities to third party tenants. Future annual minimum lease payments under all noncancelable operating leases and future rental income under all noncancelable subleases having initial or remaining lease terms in excess of one year at July 2, 2006 were as follows (in thousands):

	Future Lease Payments	Future Rental Income
Fiscal 2007	$8,961	$1,016
Fiscal 2008	5,279	622
Fiscal 2009	4,404	468
Fiscal 2010	3,967	—
Fiscal 2011	3,259	—
Thereafter	372	—

Total minimum payments	$26,242	$2,106

Rent expense was approximately $4.4 million, $5.1 million, and $5.4 million for fiscal 2006, fiscal 2005, and fiscal 2004, respectively, net of sublease income of $0.1 million, $0.4 million, and $0.3 million in the respective periods.

Purchase Commitments

We currently have arrangements with one contract manufacturer and other suppliers for the manufacture of our products. Our arrangements allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by us. We are obligated to the purchase of long lead-time component inventory that our contract manufacturer procures in accordance with the forecast, unless we give notice of order cancellation outside of applicable component lead-times. As of July 2, 2006, we had non-cancelable commitments to purchase approximately $27.4 million of such inventory during the first quarter of fiscal 2007.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

Government Inquiries Relating to Historical Stock Option Practices

On June 27, 2006, the Company received an informal inquiry letter from the Staff of the SEC Enforcement Division requesting that the Company voluntarily provide documents related to its policies, practices and procedures for granting stock options for the period since its initial public offering on April 9, 1999 (“IPO”). The Company responded to the request and is cooperating fully with the SEC inquiry.

Late SEC Filing and Nasdaq Delisting Proceedings

Due to the Special Committee investigation and the resulting restatements, the Company did not timely file its Form 10-K for the fiscal year ending July 2, 2006 or the Quarterly Reports on Forms 10-Q for the quarters ended October 1, 2006, December 31, 2006 and April 1, 2007. As a result, the Company initially received two Nasdaq Staff Determination letters, dated September 22, 2006, and November 15, 2006, respectively, stating that the Company was not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that the Company’s stock was subject to delisting from the Nasdaq Global Select Market. The Company appealed the determination in the September 22, 2006 letter and requested a hearing before a Nasdaq Listing Qualifications Panel. On November 9, 2006, we attended a hearing, at which we simultaneously sought appropriate exceptions to the filing requirements from the Panel pending completion and filing of both our delinquent 10-K and 10-Q report for the quarter ended October 1, 2006. On January 8, 2007, the Panel granted our request for continued listing of our stock on the Nasdaq Global Select Market, subject to the condition that we file the 10-K annual report and our Quarterly Report on Form 10-Q for the quarter ended October 1, 2006 on or before March 21, 2007.

On February 20, 2007, we received another Nasdaq Staff Determination letter, stating that we were not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) because we did not timely file our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 and, therefore, that our stock was subject to delisting from the Nasdaq Global Select Market. Also on February 20, 2007, we were informed by the Nasdaq Listing and Hearings Review Council that at our request it had stayed the Panel’s determination and any future Panel determinations to suspend our securities from trading pending further action by the Listing Council. On June 22, 2007, the Listing Council issued a ruling exercising its authority under Marketplace Rule 4802(b) to grant the Company an extension until July 3, 2007 to file this Report and our Quarterly Reports on Forms 10-Q for the quarters ended October 1, 2006, December 31, 2006, and April 1, 2007. On June 18, 2007, in anticipation of the Listing Council’s decision, the Company requested that the Nasdaq Board of Directors provide a further extension of time to allow the Company to come into compliance. The Nasdaq Board granted that request on June 25, 2007.

Shareholder Litigation Relating to Historical Stock Option Practices

On April 25, 2007, an individual identifying herself as a shareholder of the Company filed a derivative action in the United States District Court for the Northern District of California purporting to assert claims on behalf of and in the name of the Company against various of our current and former directors and officers relating to our stock option granting practices for stock options issued from 2000 to 2003. The complaint alleges that the individual defendants breached their fiduciary duties and other obligations to the Company and violated federal securities laws in connection with our historical stock option granting process and our accounting for past stock options.

The plaintiff has asserted claims for violations of Sections 10(b) (including Rule 10b-5 thereunder), 14(a), and 20(a) of the Securities Exchange Act of 1934, unjust enrichment, breach of fiduciary duty and aiding and

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

abetting such breach, rescission, and a claim for an accounting of all stock option grants made to the named defendants. Extreme Networks, Inc. is named as a nominal defendant in these actions. On behalf of Extreme Networks, Inc., the plaintiff seeks unspecified monetary and other relief against the named defendants. The plaintiff is Yenna Wu. The individual named defendants are Gordon L. Stitt, Herb Schneider, Stephen Haddock, Paul Romeo, Vito Palermo, Harold Covert, Darrell Scherbarth, Christopher, N. Todd, Alexander J. Gray, Frank C. Carlucci, William R. Slakey, Charles Carinalli, Harry Silverglide, Michael West, Kenneth Levy, Robert L. Corey, Peter Wolken, and Promod Haque.

A similar derivative action was filed in the same court on May 2, 2007, by Linda Erikson, another individual identifying herself as a shareholder of the Company, alleging the same legal claims against the same individual defendants concerning the same subject matter.

A third derivative action was filed in the same court on May 31, 2007 by Frank A. Grucel, an individual identifying himself as a shareholder of the Company, purporting to assert claims on the Company’s behalf relating to the Company’s historic stock options granting practices. The complaint seeks unspecified monetary and injunctive relief and asserts claims for violations of Section 14(a) of the Securities Exchange Act of 1934, an accounting of all stock option grants made to the named defendants, breach of fiduciary duty and aiding and abetting such breach, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, rescission, violations of California Corporations Code Section 25402, and breach of fiduciary duties related to insider selling and alleged misappropriation of information. Extreme Networks, Inc. is named as a nominal defendant in this action, and the individual named defendants are Gordon L. Stitt, Herb Schneider, Stephen Haddock, Alexander J. Gray, Frank C. Carlucci, William R. Slakey, Charles Carinalli, Harry Silverglide, Michael West, Kenneth Levy, Robert L. Corey, Peter Wolken, Michael Palu, and Alicia Moore.

The foregoing actions have been related and assigned to the same judge. On June 15, 2007, Yenna Wu filed an amended complaint in her action. The amended complaint names one additional individual defendant, Mark Canepa, as well as the individual defendants named in the derivative complaints filed on April 25, 2007 and May 2, 2007, is purportedly brought both as a derivative action and as a class action on behalf of all current shareholders of the Company, and alleges a claim for violation of Delaware General Corporations Code Section 211(c), seeking an order compelling the Company to hold a shareholder’s meeting. The amended complaint otherwise alleges the same claims as the derivative complaints filed on April 25, 2007 and May 2, 2007 by plaintiffs Wu and Erikson, respectively.

The foregoing actions are at an early stage. Discovery has not commenced, and the defendants are not yet required to respond to the complaints. We cannot predict whether these actions are likely to result in any material recovery by or expense to the Company.

Indemnification Obligations

Subject to certain limitations, we may be obligated to indemnify our current and former directors, officers and employees. These obligations arise under the terms of our certificate of incorporation, our bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify, where applicable, generally means that we are required to pay or reimburse, and in certain circumstances we have paid or reimbursed, the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of these claims. The cost to defend the Company and the named individuals could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future. Recovery of such costs under our directors and officers insurance coverage is uncertain.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Legal Matters

On April 20, 2007, Extreme Networks filed suit against Enterasys in the United States District Court for the Western District of Wisconsin, Civil Action No. 07-C-0229-C. The complaint alleges willful infringement of U.S. patents Nos. 6,104,700, 6,678,248, and 6,859,438, and seeks injunctive relief against Enterasys’ continuing sale of infringing goods and monetary damages. Enterasys responded to the complaint on May 30, 2007. Enterasys also filed a counterclaim alleging infringement of three U.S. patents owned by Enterasys. The case is in its early stages, however a Markman Hearing has been scheduled for October 2007, and a trial date has been set for May 2008.

On December 27, 2005, Broadband Office Inc. (“Broadband”) served an amended complaint, adding Extreme Networks as a defendant in its lawsuit against Technology Credit Corporation (“TCC”) and Key Equipment Finance, Inc., seeking recovery of an alleged preferential payment in the amount of $0.8 million plus interest, purportedly paid by Broadband to TCC within ninety days prior to Broadband’s petition for bankruptcy protection. Extreme disputes that it owes any money to Broadband, and intends vigorously to defend against the claims.

On June 21, 2005, Enterasys filed suit against Extreme Networks and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Massachusetts, Civil Action No.05-11298 DPW. The complaint alleges willful infringement of U. S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560, 236, and seeks: a) a judgment that Extreme willfully infringes each of the patents; (b) a permanent injunction from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) damages and a “reasonable royalty” to be determined at trial; (d) trebled damages; (e) attorneys fees, costs and interest; and (f) equitable relief at the court’s discretion. The Markman hearing has been rescheduled for October 2007. We intend vigorously to defend against Enterasys’ assertions, which we believe to be without merit.

On May 27, 2003, Lucent filed suit against Extreme Networks and Foundry in the United States District Court for the District of Delaware, Civil Action No. 03-508. The complaint alleged willful infringement of U.S. Patent Nos. 4,769,810, 4,769,811, 4,914,650, 4,922,486 and 5,245,607. After the Markman hearing, Lucent dropped its claims relating to the 5,245,607 patent. The judge split the case into three parts to be tried separately: phase 1 to cover infringement, willfulness and damages; phase 2 to cover invalidity; and phase 3 to cover equitable defenses and our counterclaims. On May 9, 2005, a jury in Delaware awarded a verdict to Extreme in the phase 1 trial of non-infringement on 18 out of the 19 claims asserted. The jury did award Lucent damages of approximately $275,000 on the remaining claim; which covers a feature that is not offered in our current product line. The parties each filed post-trial motions; and on August 16, 2005, the judge granted Lucent’s motion for a new trial, ruling that Extreme impermissibly introduced to the jury evidence of its prior relationship with Lucent. Extreme’s motion for reconsideration was denied. On August 9, 2006, the parties entered into a settlement agreement to resolve all outstanding claims which includes the dismissal of all claims and a patent cross-license for a defined term.

Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.).The operative amended complaint names as defendants Extreme Networks; six of our present and former officers and/or directors, including our CEO (the “Extreme Networks Defendants”); and several investment banking firms that served as underwriters of our initial public offering and October 1999 secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. Previously, we executed a settlement agreement presented to all issuer defendants. In that settlement, plaintiffs would dismiss and release all claims against the Extreme Network Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Extreme Networks Defendants would not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeded the amount of the insurance coverage. The Court gave preliminary approval to the settlement in February 2005 and held a hearing in April 2006 to consider final approval of the settlement. Before the Court issued a final decision on the settlement, on December 5, 2006 the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Thereafter, on December 14, 2006, the Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit Court of Appeals for a rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit Court of Appeals denied plaintiffs’ petition for a rehearing, but clarified that the plaintiffs may seek to certify a more limited class. Accordingly, the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the decision of the Second Circuit Court of Appeals. On April 30, 2007, Plaintiffs stated that they intend to present a proposed redefined class to the Court. If the settlement is not amended or renegotiated and then approved by the Court, there is no assurance that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

We may from time to time be party to litigation arising in the course of our business, including, without limitation, allegations relating to commercial transactions or business relationships or intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict.

6. Convertible Subordinated Notes

In December 2001, we completed a private placement of $200.0 million of convertible subordinated notes. The notes mature on December 1, 2006. Interest is payable semi-annually at 3.5% per annum. The notes are convertible at the option of the holders into our common stock at an initial conversion price of $20.96 per share, subject to adjustment. In lieu of issuing common shares, the notes are redeemable in cash at the option of Extreme Networks, if not converted to common stock prior to the redemption date, at a redemption price of 100.7% of the principal amount between December 2005 and November 2006; and 100% of the principal amount thereafter. We have reserved 9,544,260 shares of common stock for the conversion of these notes. Offering costs of $6.5 million are included in other assets and are amortized using the interest method. Each holder of the notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of the principal amount plus accrued interest upon a change of control of ownership of Extreme Networks, as defined in the notes. The notes were paid off on their maturity date of December 1, 2006.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Stockholders’ Equity

Preferred Stock

In April 2001, in connection with our Stockholders’ Rights Agreement, we authorized the issuance of preferred stock. The preferred stock may be issued from time to time in one or more series. The board of directors is authorized to provide for the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions on these shares. As of July 2, 2006, no shares of preferred stock were outstanding.

Warrants

On October 30, 2003, Extreme Networks and Avaya, Inc. entered into a strategic alliance to jointly develop and market converged communications solutions, by executing a Joint Development Agreement, and a distribution agreement under which Avaya is entitled to resell Extreme Networks products. Extreme issued to Avaya a warrant with a ten-year expiration period to purchase up to 2,577,794 shares of Extreme Networks common stock at a price of $0.01 per share, with Avaya having the right to exercise the warrant with respect to one third of such shares 90 days after the date of the agreements, and the remaining shares become exercisable based upon the completion of certain milestones by Avaya. Even if the milestones are not completed, however, the warrant will become fully exercisable for all shares 90 days prior to the expiration of the warrant. Avaya exercised the warrant with respect to approximately 859,000 of the shares subject to the warrant on March 17, 2004 and, approximately 859,000 of the shares subject to the warrant on August 8, 2005. See Note 13 for additional details on the Avaya alliance.

Deferred Stock Compensation

During fiscal 2001, we recorded deferred share-based compensation expense of $24.4 million associated with unvested stock options subject to forfeiture issued to employees assumed in acquisitions. In addition, in accordance with APB 25, for the year ended July 3, 2005 and prior years, share-based compensation expense is not recorded in connection with stock options granted with exercise prices equal to or greater than the fair market value of our common stock on the date of grant. We recorded deferred stock compensation in connection with stock options granted with exercise prices less than the fair market value of the common stock on the date of grant. The amount of such deferred stock compensation is equal to the excess of fair market value over the exercise price on such date. These amounts were amortized as charges to operations, using the graded method, over the vesting periods of the individual stock options, generally four years. Upon termination of an employee, the amount of expense recognized under the graded vesting method that is in excess of the amount actually earned is reversed. We recorded amortization of deferred stock compensation expense, net of reversals, of zero, $0.5 million and $2.7 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Upon adoption of FAS 123R at the beginning of fiscal year 2006, we reclassified the unamortized deferred stock compensation in the amount of $0.2 million against common stock.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series A preferred stock. The rights will be exercisable only if a person or a group acquires or announces a tender or exchange offer to acquire 15% or more of our common stock. The rights, which expire in April 2011, are redeemable for $0.001 per right at the approval of the board of directors.

Comprehensive Income (Loss)

The activity of other comprehensive income (loss) was as follows (in thousands):

	Year Ended
	July 2, 2006	July 3, 2005	June 27, 2004
Change in unrealized loss on investments:
(Increase) decrease in net unrealized loss on investments	$1,313	$(441)	$(5,127)
Less: Net gain on investments realized and included in net income (loss)	—	99	33

Net (increase) decrease in unrealized loss on investments	1,313	(540)	(5,160)
Unrealized gain (loss) on derivatives	(10)	12	(1)
Foreign currency translation adjustments	17	29	467

Other comprehensive income (loss)	$1,320	$(499)	$(4,694)

The following are the components of accumulated other comprehensive income (loss), net of tax (in thousands):

	July 2, 2006	July 3, 2005
Accumulated unrealized loss on investments, net of tax of $0 in fiscal 2006 and $156 in fiscal 2005	$(2,138)	$(3,451)
Accumulated unrealized gain on derivatives	2	12
Accumulated foreign currency translation adjustments	569	552

Accumulated other comprehensive loss	$(1,567)	$(2,887)

Shares Reserved for Issuance

The following are shares reserved for issuance (in thousands);

	July 2, 2006	July 3, 2005
Convertible subordinated notes	9,544	9,544
Warrants	860	1,719
Employee stock purchase plan	5,800	1,707
Employee stock options	43,635	42,723

Total shares reserved for issuance	59,839	55,693

8. Employee Benefit Plans (including Share-based Compensation)

On July 4, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, (“FAS 123R”). Prior to July 4, 2005, we accounted for share-based payments under the recognition and

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, Accounting for Share-based Compensation (“FAS 123”). In accordance with APB 25 no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted FAS 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the year ended July 2, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 4, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to July 4, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The results for the prior periods have not been restated.

As a result of adopting FAS 123R on July 4, 2005 our income before income taxes and net income for the year ended July 2, 2006, are $7.0 million and $7.0 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended July 2, 2006 are $0.06 and $0.06 lower, respectively, than if we had continued to account for share-based compensation under APB 25. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee share-based compensation cost as a result of the full valuation allowance on our net deferred tax assets and our net operating loss carryforwards. The total compensation cost capitalized in inventory was less than $0.1 million as of July 2, 2006. Share-based compensation cost of $0.8 million was recognized in expense in accordance with APB 25 for the year ended July 3, 2005 and $3.0 million for the year ended June 27, 2004.

As of July 2, 2006, we have the following share-based compensation plans:

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted by our Board of Directors on October 20, 2005, and approved by stockholders on December 2, 2005. The 2005 Plan replaces the 1996 Stock Option Plan (the “1996 Plan”), 2000 Nonstatutory Stock Option Plan (the “2000 Plan”) and 2001 Nonstatutory Stock Option Plan (the “2001 Plan”).

Under the 2005 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other share-based or cash-based awards to employees and consultants. The 2005 Plan also authorizes the grant of awards of stock options, stock appreciation rights, restricted stock and restricted stock units to non-employee members of the board of directors and deferred compensation awards to officers, directors and certain management or highly compensated employees. The 2005 Plan authorizes the issuance of up to 12,000,000 shares of our common stock, and up to 11,000,000 shares subject to awards that remain outstanding under the 1996 Plan, 2000 Plan and 2001 Plan as of December 2, 2005 and which subsequently terminate without having been exercised or which are forfeited, will be added to the shares available under the 2005 Plan. As of July 2, 2006, 13,365,431shares were available for future grant under the 2005 Plan.

1999 Employee Stock Purchase Plan

In January 1999, the Board of Directors approved the adoption of Extreme Network’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”). On December 2, 2005, the stockholders approved an amendment to the Purchase Plan to increase the maximum number of shares of common stock that may be issued under the plan by 5,000,000 to a total of 12,000,000 shares. The Purchase Plan permits eligible employees to acquire shares of our common stock through periodic payroll deductions of up to 15% of total compensation. No more than 625 shares

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may be purchased on any purchase date per employee. Each offering period has a maximum duration of 12 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or on the last day of the respective purchase period. Through July 2, 2006, 6,199,617 shares had been purchased under the Purchase Plan. As of July 2, 2006, the total unrecognized compensation cost related to the Purchase Plan was $0.7 million and is expected to be recognized over a weighted average period of approximately ten months.

Amended 1996 Stock Option Plan

In January 1999, the Board of Directors approved an amendment to the 1996 Plan to (i) increase the share reserve by 10,000,000 shares, (ii) to remove certain provisions which are required to be in option plans maintained by California privately-held companies and (iii) to rename the 1996 Plan as the “Amended 1996 Stock Option Plan.”

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

2000 Plan

In March 2000, the Board of Directors adopted the 2000 Plan. Options may be granted for common stock, pursuant to actions by the Board of Directors, to eligible participants. Generally, only non-officer employees are eligible to participate in the 2000 Plan, except that options may be granted to officers under this plan in connection with written offers of employment. A total of 4,000,000 shares were reserved under the 2000 Plan. Options vest over a period of time as determined by the Board of Directors, generally four years. Options have a contractual term of ten years. Effective December 2, 2005, the 2000 Plan was terminated.

2001 Plan

In May 2001, the Board of Directors adopted the 2001 Plan. Options may be granted for common stock, pursuant to actions by the Board of Directors, to eligible participants. Generally, only non-officer employees are eligible to participate in the 2001 Plan, except that options may be granted to officers under this plan in connection with written offers of employment. A total of 4,000,000 shares were reserved under the 2001 Plan. Options vest over a period of time as determined by the Board of Directors, generally four years. Options have a contractual term of ten years. Effective December 2, 2005, the 2001 Plan was terminated.

A summary of the status of our non-vested shares as of July 2, 2006 and changes during fiscal 2006 is presented below:

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value
Non-vested shares at July 3, 2005	33	$6.28
Granted	170	4.74
Vested	(29)	6.26
Canceled	(12)	5.02

Non-vested shares at July 2, 2006	162	$4.76

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2006, fiscal 2005 and fiscal 2004, we granted non-vested stock awards under the 2001 Plan for 170,000, 27,000 and 31,750 shares of common stock with a weighted average grant date fair value per share of $4.74, $5.61 and $7.33, respectively. The shares were placed in an escrow account and will be released to the recipients as the shares vest over periods of up to twenty-four months. If a participant terminates employment prior to the vesting dates, the unvested shares will be canceled and returned to the 2001 Plan. We recognize compensation expense on the awards over the vesting period based on an intrinsic value calculation as of the date of grant. As of July 2, 2006, there was approximately $0.8 million in unrecognized compensation costs related to non-vested stock. This cost is expected to be recognized over a weighted-average period of approximately 0.9 year.

The following table summarizes stock option activity under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000’s)
Options outstanding at June 29, 2003	11,907	$7.18
Granted	13,900	$7.25
Exercised	(1,518)	$4.78
Canceled	(2,838)	$8.31

Options outstanding at June 27, 2004	21,451	$7.25
Granted	3,884	$5.29
Exercised	(538)	$2.95
Canceled	(3,659)	$7.98

Options outstanding at July 3, 2005	21,138	$6.87
Granted	4,965	$4.52
Exercised	(513)	$3.13
Canceled	(4,164)	$6.94

Options outstanding at July 2, 2006	21,426	$6.59	7.27	$8,224

Exercisable at July 2, 2006	15,911	$6.96	6.79	$5,465

The following table summarizes significant ranges of outstanding and exercisable options at July 2, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
		(In years)
$ 0.01 – 4.44	4,436,322	6.43	$ 3.68	2,920,575	$ 3.42
$ 4.45 – 4.89	3,586,822	8.92	$ 4.69	910,927	$ 4.67
$ 4.90 – 6.96	2,873,906	7.91	$ 5.71	1,554,334	$ 5.81
$ 7.07 – 7.07	4,463,407	7.31	$ 7.07	4,461,547	$ 7.07
$ 7.14 – 8.12	4,052,096	7.25	$ 7.88	4,049,758	$ 7.88
$ 8.25 – 46.25	2,013,711	5.82	$12.01	2,013,377	$12.01

$ 0.01 – 46.25	21,426,264	7.33	$ 6.41	15,910,518	$ 6.98

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase 16,456,729 shares were exercisable at July 3, 2005 with a weighted-average exercise price of $7.42.

As of July 2, 2006, there was $8.3 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.3 years. The total intrinsic value of options exercised in fiscal 2006 and fiscal 2005 were $0.8 million and $1.4 million, respectively. The fair value of options vested in fiscal 2006 is $4.2 million.

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

For options granted after July 3, 2005, and valued in accordance with FAS 123R, the expected volatility used to estimate the fair value of options was based on a combination of the historical volatility of our stock and the implied volatility; we use the straight-line method for expense attribution, and we estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rate in fiscal 2006, based on our historical forfeiture experience, is approximately 10%.

The fair value of options granted in fiscal 2006, fiscal 2005 and fiscal 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plan			Employee Stock Purchase Plan
	Year Ended			Year Ended
	July 2, 2006	July 3, 2005	June 27, 2004	July 2, 2006	July 3, 2005	June 27, 2004
Expected life	2.5 yrs	2.5 yrs	3.0 yrs	0.6 yrs	0.8 yrs	0.6 yrs
Risk-free interest rate	4.2%	2.9%	2.3%	4.8%	2.9%	1.3%
Volatility	60%	81%	77%	38%	47%	58%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

The Black-Scholes-Merton option valuation model requires the input of highly subjective assumptions, including the expected life of the share-based award and stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded and pro forma share-based compensation expense could have been materially different from that depicted above and below. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

In the fourth quarter of fiscal 2005, the compensation committee of the Board of Directors approved the acceleration of vesting of certain unvested stock options with exercise prices equal to or greater than $7.00 per

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The weighted-average grant-date per share fair value of options granted in fiscal 2006, fiscal 2005 and fiscal 2004 was $1.82, $2.51 and $3.59, respectively. The weighted-average estimated per share fair value of shares granted under the Purchase Plan in fiscal 2006, fiscal 2005 and fiscal 2004 was $1.28, $1.49 and $2.17, respectively.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123 to options granted under our stock option plans, non-vested stock awards granted and shares issued under the Purchase Plan in fiscal 2005 and fiscal 2004. For purposes of pro forma disclosures, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula (and the assumptions listed in the table above) and amortized to expense over the options’ vesting periods using the graded vested method. The following pro forma information sets forth our net loss and net loss per share assuming that we had used the FAS 123 fair value method in accounting for employee stock options and purchases during the fiscal 2005 and fiscal 2004:

	Year Ended
	July 3, 2005	June 27, 2004
	(As Restated)	(As Restated)
	(in thousands, except per share amounts)
Net income (loss) – as restated	$12,519	$(3,292)
Add:
APB 25 stock-based compensation expense, included in net income (loss), net of tax	762	2,962
Less:
Stock-based compensation expense determined under fair value based method, net of tax	(32,894)	(27,616)

Pro forma net loss	$(19,613)	$(27,946)

Basic earnings (loss) per share:
Net income (loss) – as restated	$0.10	$(0.03)
Net loss – pro forma	$(0.16)	$(0.24)
Diluted earnings (loss) per share:
Net income (loss) – as restated	$0.10	$(0.03)
Net loss – pro forma	$(0.16)	$(0.24)
Shares – As Reported
Basic earnings per share	121,225	118,348
Diluted earnings per share	124,166	118,348
Shares – Pro Forma
Basic earnings per share	121,225	118,348
Diluted earnings per share	121,225	118,348

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We provide for discretionary matching contributions as determined by the board of directors for each calendar year. The board of directors set the match at $0.25 for every dollar contributed by the employee up to the first 4% of pay. The same level of match was approved during the 2006, 2005 and 2004 calendar years. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the board of directors each year. Our matching contributions to the Plan totaled $531,930, $543,061, and $504,557 for fiscal 2006, fiscal 2005, and fiscal 2004, respectively. No discretionary contributions were made in fiscal 2006, fiscal 2005 or fiscal 2004.

9. Income Taxes

The provision for (benefit from) income taxes for fiscal 2006, fiscal 2005 and fiscal 2004 consisted of the following (in thousands):

	Year Ended
	July 2, 2006	July 3, 2005	June 27, 2004
Current:
Federal	$40	$—	$—
State	100	50	50
Foreign	1,751	2,199	2,923

Total current	1,891	2,249	2,973

Deferred:
Federal	142	766	372
State	14	76	37
Foreign	(249)	452	(206)

Total deferred	(93)	1,294	203

Provision for income taxes	$1,798	$3,543	$3,176

Pretax income from foreign operations was $18.5 million, $14.4 million, and $6.7 million in fiscal 2006, fiscal 2005, and fiscal 2004, respectively.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (35 percent) to income (loss) before taxes is explained below (in thousands):

	Year Ended
	July 2, 2006	July 3, 2005	June 27, 2004
		(Restated)	(Restated)
Tax at federal statutory rate (benefit)	$3,608	$5,622	$(41)
Federal alternative minimum tax	40	—	—
State income tax, net of federal benefit	74	81	57
Unbenefited foreign taxes	29	650	1,070
Valuation allowance	(2,765)	20	2,319
Foreign earnings taxed at other than U.S. rates	(4,998)	(3,026)	(702)
Deferred compensation	396	22	371
Dividends from foreign subsidiary	5,250	—	—
Other	164	174	102

Provision for income taxes	$1,798	$3,543	$3,176

Significant components of our deferred tax assets are as follows (in thousands):

	July 2, 2006	July 3, 2005
		(Restated)
Deferred tax assets:
Net operating loss carryforwards	$71,923	$87,772
Tax credit carryforwards	19,075	17,387
Depreciation	19,508	19,591
Deferred revenue	5,379	5,931
Warrant amortization	17,167	18,226
Inventory allowances	1,489	1,494
Other allowances and accruals	8,851	11,704
Other	15,719	14,276

Total deferred tax assets	159,111	176,381
Valuation allowance	(158,611)	(175,795)

Total net deferred tax assets	500	586

Deferred tax liabilities:
Unrealized gain on investments	—	(156)
Deferred tax liability on foreign withholdings	(579)	(757)

Total deferred tax liabilities	(579)	(913)

Net deferred tax assets (liabilities)	$(79)	$(327)

Recorded as:
Net current deferred tax assets	$500	$430
Net non-current deferred tax liabilities	(579)	(757)

Net deferred tax assets (liabilities)	$(79)	$(327)

Our valuation allowance decreased by $17.2 million in fiscal 2006 and increased by $1.1 million in fiscal 2005, providing a full valuation allowance against all of our U.S. federal and state deferred tax assets. The valuation allowance is determined in accordance with the provisions of Statement of Financial Accounting

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Standards No. 109, Accounting for Income Taxes, (“SFAS 109”), which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Our losses in recent periods represented sufficient negative evidence to require a valuation allowance under SFAS 109. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

As of July 2, 2006, we had net operating loss carryforwards for federal and state tax purposes of $256.2 million and $34.4 million, respectively, of which $52.9 million and $21.2 million, respectively represent deductions from share-based compensation for which a benefit would be recorded in additional paid-in capital when realized. We also had federal and state tax credit carryforwards of $10.0 million and $13.6 million, respectively, as of July 2, 2006. Unused net operating loss and tax credit carryforwards will expire at various dates beginning in the years 2007 and 2012, respectively. Under FAS 123R, the deferred tax asset for net operating losses as of July 2, 2006 excludes deductions for excess tax benefits related to share-based compensation.

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

Information regarding geographic areas is as follows (in thousands):

	Year Ended
	July 2, 2006	July 3, 2005	June 27, 2004
Net revenues:
United States	$145,870	$167,027	$136,622
Europe, Middle East and Africa	124,768	117,521	93,700
Japan	35,812	58,100	77,600
Other	52,151	40,699	43,926

	$358,601	$383,347	$351,848

Substantially all of our assets were attributable to United States operations at July 2, 2006, and July 3, 2005.

11. Net Income (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effects of options, warrants and convertible subordinated notes. Dilutive earnings (loss) per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings (loss) per share calculation plus the dilutive effect of shares subject to repurchase, options, warrants and convertible subordinated notes. Diluted net loss per share was the same as basic net loss per share in fiscal 2004 because we had a net loss in that period. The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended
	July 2, 2006	July 3, 2005	June 27, 2004
		(As Restated)	(As Restated)
Net income (loss)	$8,509	$12,519	$(3,292)

Weighted-average shares of common stock outstanding	121,286	121,225	118,450
Less: Weighted-average shares subject to repurchase	—	—	(102)

Weighted-average shares used in per share calculation – basic	121,286	121,225	118,348
Incremental share using the treasury stock method	1,763	2,941	—

Weighted-average share used in per share calculation – diluted	123,049	124,166	118,348

Net income (loss) per share – basic	$0.07	$0.10	$(0.02)

Net income (loss) per share – diluted	$0.07	$0.10	$(0.02)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods presented (in thousands):

	Year Ended
	July 2, 2006	July 3, 2005	June 27, 2004
Stock options outstanding:
In-the-money options	—	—	2,177
Out-of-the-money options	19,578	15,642	5,614
Warrants outstanding	—	—	1,493
Unvested common stock subject to repurchase	—	—	102
Convertible subordinated notes	9,542	9,542	9,542

Total potential shares of common stock excluded from the computation of earnings per share	29,120	25,184	18,928

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

excluded from the calculation of diluted net income (loss) per share since the effect would have been anti-dilutive under the treasury stock method.

12. Foreign Currency Hedging

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings. Accordingly, we record the forward contracts used to manage foreign exchange exposures in prepaid expenses and other current assets on the consolidated balance sheets at fair value.

Foreign Exchange Exposure Management – We denominate substantially all global sales in U.S. dollars. International sales subsidiaries generate operating expenses in foreign currencies. We have a program of hedging forecasted and actual foreign currency risk with forward contracts to eliminate, reduce or transfer selected foreign currency risks that can be confidently identified and quantified. Hedges of anticipated transactions are designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly. As the critical terms of the forward contract and the underlying are matched at inception, forward contract effectiveness is calculated by comparing the cumulative change in the contract (on a forward to forward basis) to the change in fair value of the anticipated expense, with the effective portion of the hedge recorded in accumulated other comprehensive income (“OCI”). Values accumulated in OCI are subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates in the period the anticipated expense is recognized in income. Any ineffectiveness is recognized immediately in other expense. No ineffectiveness was recognized in other expense in fiscal 2006, fiscal 2005, or fiscal 2004.

Forward contracts used to hedge the remeasurement of non-functional currency monetary assets and liabilities are recognized in other expense currently to mitigate reported foreign exchange gains and losses. Forward contracts generally have maturities of 60 days or less.

13. Restructuring Charges and Technology Agreement

Restructuring Charges

As of July 2, 2006, restructuring liabilities were $17.0 million and consisted of obligations under excess facility operating leases, net of projected future sublease receipts. The excess facility charge was initially recognized during fiscal 2002 to permanently reduce occupancy or vacate certain domestic and international facilities assuming then current sub-lease market rates and vacancy periods. At several of the facilities, we have not yet been able to find suitable tenants to sublease the facilities and the commercial real estate market in these areas continues to be weak. During fiscal 2006 and 2004, we recorded restructuring charges of $3.3 million and $6.5 million, respectively due to lower projected sublease income related to excess facilities due to continued deterioration in the commercial real estate market and because we had not found suitable tenants to sublease these facilities. The lower projected sublease income necessitated an increase in the liability to take into consideration the unfavorable difference between lease obligation payments and projected sublease receipts. The actual costs could differ from our estimates, and additional adjustments to the restructuring liability could be recorded if we are able to negotiate reasonable termination fees on certain facilities, if facility sub-lease rental rates change, or if other estimates and assumptions change.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring liabilities consist of (in thousands):

	Excess Facilities	Asset Impairments	Severance	Total
Balance at June 29, 2003	$26,418	$—	$1,752	$28,170
Charge in fiscal 2004	6,498	122	(133)	6,487
Write-offs	—	(122)	—	(122)
Cash payments	(6,353)	—	(1,619)	(7,972)

Balance at June 27, 2004	26,563	—	—	26,563
Cash Payments	(6,607)	—	—	(6,607)

Balance at July 3, 2005	19,956	—	—	19,956
Charge in fiscal 2006	3,268	—	—	3,268
Cash payments	(6,182)	—	—	(6,182)

Balance at July 2, 2006	17,042	—	—	17,042
Less: current portion	5,571	—	—	5,571

Restructuring liabilities at July 2, 2006, less current portion	$11,471	$—	$—	$11,471

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

14. Alliance with Avaya

On October 30, 2003, Extreme Networks and Avaya Inc. entered into a strategic alliance to jointly develop and market converged communications solutions, by executing a Joint Development Agreement, and a distribution agreement under which Avaya is entitled to resell Extreme Networks products. Extreme issued to Avaya a warrant with a ten-year expiration period to purchase up to 2,577,794 shares of Extreme Networks common stock at a price of $0.01 per share, with Avaya having the right to exercise the warrant with respect to one third of such shares 90 days after the date of the agreements, and the remaining shares become exercisable based upon the completion of certain milestones by Avaya. Even if the milestones are not completed, however, the warrant will become fully exercisable for all shares 90 days prior to the expiration of the warrant. Avaya exercised the warrant with respect to approximately 859,000 of the shares subject to the warrant on March 17, 2004 and, approximately 859,000 of the shares subject to the warrant on August 8, 2005.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 31, 2005, the Joint Development Agreement was amended to, among other things, extend the term one additional year. The estimated amortization period was changed in the second quarter of fiscal 2006 to extend the amortization period over the remaining term of the amended Joint Development Agreement. The amortization of the warrant cost related to the Joint Development Agreement recorded as research and development expense was $4.0 million in fiscal 2006, as compared to $6.0 million in fiscal 2005. On October 14, 2004, the Distribution Agreement was amended to, among other things, extend the term by one additional year. During the quarter ended January 1, 2006, we determined that the amortization period for the portion of the warrant value assigned to the Distribution Agreement should have been extended when the term of the Distribution Agreement was extended in October 2004. We recorded the cumulative adjustment to the amortization of approximately $0.5 million in the quarter ended January 1, 2006. We concluded that the effect of this adjustment was not material to the affected prior annual or interim periods. The amortization of the warrant value related to the Distribution Agreement, recorded as a reduction of product revenue, was $0.7 million in fiscal 2006, compared to $1.6 million in fiscal 2005.

15. Quarterly Financial Data (Unaudited)

Quarterly results for the years ended July 2, 2006 and July 3, 2005 follow:

	July 2, 2006(1)	Apr 2, 2006(2)	Jan 1, 2006(3)	Oct 2, 2005(4)
	(in thousands, except per share amounts)
Net revenues	$82,442	$85,450	$92,787	$97,922
Gross margin	$43,594	$46,212	$50,782	$53,288
Net income (loss)	$(4,335)	$2,841	$5,650	$4,353
Net income (loss) per share-basic	$(0.04)	$0.02	$0.05	$0.04
Net income (loss) per share- diluted	$(0.04)	$0.02	$0.05	$0.03

	July 3, 2005	Mar 27, 2005(5)	Dec 26, 2004(6)	Sept 26, 2004

	(Restated)(a)	(Restated)(a)	(Restated)(a)	(Restated)(a)
Net revenues	$96,052	$91,908	$100,301	$95,086
Gross margin	$50,857	$47,246	$53,941	$50,535
Net income (loss)	$(84)	$(1,347)	$9,834	$4,116
Net income (loss) per share-basic	$(0.00)	$(0.01)	$0.08	$0.03
Net income (loss) per share- diluted	$(0.00)	$(0.01)	$0.08	$0.03

(1)	Net loss and net loss per share include stock-based compensation expense of $2.2 million of which $0.6 million is the cumulative effect of modifying our estimated forfeiture rate for fiscal 2006 during the fourth quarter of such year.
(2)	Net income and net income per share include stock-based compensation expense of $1.3 million.
(3)	Net income and net income per share include stock-based compensation expense of $1.6 million.
(4)	Net income and net income per share include stock-based compensation expense of $1.9 million.
(5)	Net loss and net loss per share include an operating expense of $2.0 million related to the execution of a technology agreement.
(6)	Net income and net income per share include other income of $3.9 million from the relief of a foreign consumption tax obligation.

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	The following tables reflect the adjustments related to the restatements for periods not derived from the audited consolidated financial statements herein:

	Quarter Ended September 26, 2004			Quarter Ended December 26, 2004
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues:
Product	$81,172	$—	$81,172	$85,763	$—	$85,763
Service	13,914	—	13,914	14,538	—	14,538

Total net revenues	95,086	—	95,086	100,301	—	100,301

Cost of revenues:
Product	36,302	11	36,313	37,957	9	37,966
Service	8,228	10	8,238	8,387	7	8,394

Total cost of revenues	44,530	21	44,551	46,344	16	46,360

Gross margin:
Product	44,870	(11)	44,859	47,806	(9)	47,797
Service	5,686	(10)	5,676	6,151	(7)	6,144

Total gross margin	50,556	(21)	50,535	53,957	(16)	53,941

Operating expenses:
Sales and marketing(1)	23,230	(3)	23,227	23,766	35	23,801
Research and development(1)	15,399	74	15,473	14,858	53	14,911
General and administrative(1)	7,123	(82)	7,041	7,539	12	7,551
Technology agreement	—	—	—	—	—	—
Amortization of deferred stock compensation(1)	62	—	62	5	—	5
Restructuring charge	—	—	—	—	—	—

Total operating expenses	45,814	(11)	45,803	46,168	100	46,268

Operating income	4,742	(10)	4,732	7,789	(116)	7,673
Interest income	2,260	—	2,260	2,505	—	2,505
Interest expense	(1,754)	—	(1,754)	(1,755)	—	(1,755)
Other income, net	(368)	—	(368)	2,866	—	2,866

Income before income taxes	4,880	(10)	4,870	11,405	(116)	11,289

Provision for income taxes	754	—	754	1,455	—	1,455

Net Income	$4,126	$(10)	$4,116	$9,950	$(116)	$9,834

Basic and diluted net income per share:
Net income per share – basic	$0.03	$(0.00)	$0.03	$0.08	$(0.00)	$0.08
Net income per share – diluted	$0.03	$(0.00)	$0.03	$0.08	$(0.00)	$0.08
Shares used in per share calculation – basic	120,636	120,636	120,636	121,042	121,042	121,042
Shares used in per share calculation – diluted	123,376	123,376	123,376	124,390	124,390	124,390

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended March 27, 2005			Quarter Ended July 3, 2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues:
Product	$76,835	$—	$76,835	$80,486	$—	$80,486
Service	15,073	—	15,073	15,566	—	15,566

Total net revenues	91,908	—	91,908	96,052	—	96,052

Cost of revenues:
Product	35,692	6	35,698	36,525	7	36,532
Service	8,954	10	8,964	8,650	13	8,663

Total cost of revenues	44,646	16	44,662	45,175	20	45,195

Gross margin:
Product	41,143	(6)	41,137	43,961	(7)	43,954
Service	6,119	(10)	6,109	6,916	(13)	6,903

Total gross margin	47,262	(16)	47,246	50,877	(20)	50,857

Operating expenses:
Sales and marketing(1)	23,946	26	23,972	25,862	89	25,951
Research and development(1)	15,329	37	15,366	15,682	84	15,766
General and administrative(1)	7,254	11	7,265	9,838	14	9,852
Technology agreement	2,000	—	2,000	—	—	—
Amortization of deferred stock compensation(1)	2	—	2	—	—	—
Restructuring charge	—	—	—	—	—	—

Total operating expenses	48,531	74	48,605	51,382	187	51,569

Operating loss	(1,269)	(90)	(1,359)	(505)	(207)	(712)
Interest income	2,793	—	2,793	3,155	—	3,155
Interest expense	(1,750)	—	(1,750)	(1,778)	—	(1,778)
Other income (expense), net	(214)	—	(214)	(232)	—	(232)

Income (loss) before income taxes	(440)	(90)	(530)	640	(207)	433

Provision for income taxes	817	—	817	517	—	517

Net Income (loss)	$(1,257)	$(90)	$(1,347)	$123	$(207)	$(84)

Basic and diluted net income (loss) per share:
Net income (loss) per share – basic	$(0.01)	$(0.00)	$(0.01)	$0.00	$(0.00)	$(0.00)
Net income (loss) per share – diluted	$(0.01)	$(0.00)	$(0.01)	$0.00	$(0.00)	$(0.00)
Shares used in per share calculation – basic	121,444	121,444	121,444	121,225	121,225	121,225
Shares used in per share calculation – diluted	121,444	121,444	121,444	124,166	121,225	121,225

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED BALANCE SHEETS

	Quarter Ended September 26, 2004			Quarter Ended December 26, 2004
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$66,341	$—	$66,341	$72,542	$—	$72,542
Short-term investments	146,461	—	146,461	143,365	—	143,365
Accounts Receivable, net of allowances	28,788	—	28,788	30,837	—	30,837
Inventories, net	23,946	—	23,946	22,546	—	22,546
Prepaid expenses and other current assets, net	9,670	—	9,670	8,916	—	8,916

Total current assets	275,206	—	275,206	278,206	—	278,206
Property and equipment, net	57,485	—	57,485	54,462	—	54,462
Marketable securities	227,078	—	227,078	230,907	—	230,907
Other assets, net	25,426	—	25,426	24,772	—	24,772

Total Assets	$585,195	$—	$585,195	$588,347	$—	$588,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,444	$—	$20,444	$22,561	$—	$22,561
Accrued compensation and benefits	14,859	—	14,859	17,244	—	17,244
Restructuring liabilities	6,360	—	6,360	6,094	—	6,094
Lease liability	1,884	—	1,884	1,413	—	1,413
Accrued warranty	9,070	—	9,070	8,093	—	8,093
Deferred revenue	50,592	—	50,592	48,062	—	48,062
Other accrued liabilities	26,150	—	26,150	19,588	—	19,588

Total current liabilities	129,359	—	129,359	123,055	—	123,055
Restructuring liabilities, less current portion	18,527	—	18,527	17,208	—	17,208
Deferred income taxes	762	—	762	912	—	912
Long-term deposit	320	—	320	322	—	322
Convertible subordinated notes	200,000	—	200,000	200,000	—	200,000
Stockholders’ equity:
Convertible preferred stock	—	—	—
Common stock	688,621	223,012	911,633	690,088	222,903	912,991
Deferred stock compensation	(7)	(788)	(795)	(2)	(563)	(565)
Accumulated other comprehensive loss	(1,312)	—	(1,312)	(2,111)	—	(2,111)
Accumulated deficit	(451,075)	(222,224)	(673,299)	(441,125)	(222,340)	(663,465)

Total stockholders’ equity	236,227	—	236,227	246,850	—	246,850

Total liabilities and stockholders’ equity	$585,195	$—	$585,195	$588,347	$—	$588,347

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED BALANCE SHEET

	Quarter Ended March 27, 2005
	As Previously Reported	Adjustment	As Restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$65,542	$—	$65,542
Short-term investments	140,725	—	140,725
Accounts Receivable, net of allowances	31,575	—	31,575
Inventories, net	22,104	—	22,104
Prepaid expenses and other current assets, net	17,383	—	17,383

Total current assets	277,329	—	277,329
Property and equipment, net	51,760	—	51,760
Marketable securities	237,057	—	237,057
Other assets, net	22,640	—	22,640

Total Assets	$588,786	$—	$588,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,040	$—	$22,040
Accrued compensation and benefits	17,017	—	17,017
Restructuring liabilities	6,139	—	6,139
Lease liability	942	—	942
Accrued warranty	7,873	—	7,873
Deferred revenue	48,840	—	48,840
Other accrued liabilities	24,678	—	24,678

Total current liabilities	127,529	—	127,529
Restructuring liabilities, less current portion	15,459	—	15,459
Deferred income taxes	777	—	777
Long-term deposit	59	—	59
Convertible subordinated notes	200,000	—	200,000

Stockholders’ equity:
Convertible preferred stock	—	—	—
Common stock	691,479	222,807	914,286
Deferred stock compensation	—	(377)	(377)
Accumulated other comprehensive loss	(4,135)	—	(4,135)
Accumulated deficit	(442,382)	(222,430)	(664,812)

Total stockholders’ equity	244,962	—	244,962

Total liabilities and stockholders’ equity	$588,786	$—	$588,786

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Subsequent Event

On June 25, 2007, the Company’s Board of Directors, following a review of on-going expense requirements, approved a plan under which the Company will incur a restructuring charge in the fourth quarter of fiscal 2007 related to a reduction in force, the closure of a facility, and the termination of certain product development contracts. The Company expects to finalize the plan during the fourth quarter of fiscal 2007. The Company believes that all cash expenditures in connection with the plan will occur in future periods.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Background of Special Committee Investigation

On June 27, 2006, the Company received an informal inquiry letter from the Staff of the SEC Enforcement Division requesting that the Company voluntarily provide documents related to its policies, practices and procedures for granting stock options for the period since its initial public offering on April 9, 1999 (“IPO”). The Company responded to the request and notified the Staff that the Company would continue to cooperate fully with the inquiry. On September 11, 2006, based on information developed by Company management and at the Audit Committee’s recommendation, the Board of Directors appointed a Special Committee of the Board (the “Special Committee”) to conduct an independent investigation of our historical practices for granting and accounting for stock options and to present findings and recommendations to the Board. On September 13, 2006, the Special Committee retained Fenwick & West, LLP (“Fenwick”) as independent counsel to assist the Special Committee in conducting a comprehensive internal investigation of the Company’s historical stock option grants and related accounting. Fenwick retained PricewaterhouseCoopers, LLP (“PWC”) to provide forensic accounting in connection with the investigation. All aspects of the investigation by the Special Committee and its advisors have been supervised directly and solely by the Special Committee.

The scope of the Special Committee’s investigation was extensive, and included the review of all stock option grants during the period commencing with our IPO on April 9, 1999 through September 30, 2006 (the “Review Period”). The Special Committee and its advisors reviewed and tested approximately 50 executive level grants, approximately 8,000 non-executive level grants, and approximately 30 director grants. In addition, the Special Committee investigation involved testing and analysis of the Company’s hiring, termination, leave of absence, grant notification, and exercise practices regarding stock options during the Review Period.

Findings and Remedial Actions

The Special Committee found deficiencies in the Company’s processes for approving and documenting options grants, which resulted in the Company erroneously treating the stated grant date as the measurement date for financial accounting purposes with respect to certain options. These deficiencies occurred predominantly during 1999 through 2001 (fiscal years 2000 through 2002), but continued in some respects during fiscal years 2003 and 2004. The Special Committee found no issues with the accounting for options granted in fiscal years 2005 and 2006. Based on the Special Committee’s review, the Company confirmed that it had correctly accounted for the majority of its stock option grants during the Review Period, but that recognition of non-cash share-based compensation charges was necessary with respect to certain grants, for reasons that varied with the particular facts and circumstances of each affected grant, including: grants that pre-dated the effective date of employment of the grantee; grants that were not approved until after the stated grant date; grants that were dated and priced at a time when lists of grant recipients and share allocations were not yet complete; grant dates that appeared to have been selected retrospectively, in some cases apparently due to price considerations; grants that were not accurately and timely documented; and grants that were completed and subsequently modified. With respect to grants that the Company determined had been completed and later modified, the Company applied variable accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Because the market value of Extreme’s stock has declined since the affected options were awarded, the net result of such variable accounting treatment is that non-cash compensation expense recognized in initial periods was reversed in subsequent periods, resulting in zero non-cash compensation expense over the life of the grants.

None of the affected options granted to officers or directors during the Review Period has ever been exercised. Only one such grant to one individual is still outstanding; all other affected grants were surrendered or cancelled in accordance with their terms in the ordinary course of business. With respect to all other affected options granted during the Review Period, only certain non-officer employees have exercised such options, and the Company determined that total gains on the date of exercise attributable to the use of incorrect grant dates were approximately $1.5 million. With respect to the affected grants that are still outstanding, the Special Committee found no evidence that any of the grantees was involved in the selection of, or was aware of errors in, the grant measurement date.

The Special Committee found no evidence of fraud and concluded that none of the Company personnel involved intended to mislead investors or were aware that the Company’s stock option granting and documentation practices had resulted or would result in a material misstatement of the Company’s financial results. The Special Committee found that, throughout the Review Period, the Company’s management, including the former CEO and Human Resources personnel, consulted with outside counsel with respect to certain matters relating to the option granting process, documentation and, in certain instances, specific grants. The Company’s options granting and documentation processes improved substantially following the passage of the Sarbanes-Oxley Act of 2002 and the implementation of new controls and procedures under the current Vice President of Human Resources (who joined the Company in May 2003) and the current Vice President, Corporate Business Development, General Counsel and Secretary (who joined the Company in February 2004). The Company determined that its procedures were effective in enabling the Company to appropriately determine measurement date(s) for options grants made subsequent to fiscal 2004, and that the Company’s controls during the periods from the end of fiscal 2004 through fiscal 2006 were effective in enabling the Company to properly account for stock option grants made during that period. The material weakness identified by the Company as of July 2, 2006 did not affect the Company’s internal controls related to recording of and accounting for stock options granted during that period.

The Special Committee recommended, and the Board adopted, new processes with regard to grants of equity compensation awards to Board members, officers, and non-officer employees alike, a summary of which is as follows:

•

The general practice for grants to all new hires, and for out of cycle promotions and merit purposes will be to make such grants once per quarter, during open trading windows only, on the second trading day following the public announcement of quarterly financial results, pursuant to a list to be circulated to the appropriate granting authority prior to the proposed approval date.

•	All grants to Officers, Vice Presidents and members of the Board of Directors are to be approved by the Board.

•	All other grants are to be approved by the Compensation Committee.

•	Grants are to be approved at Board or Compensation Committee meetings (not by UWC, except in extraordinary circumstances).

•	There is to be no delegated granting authority to management.

•	The Board and management are to continue monitoring processes and policies recommended by the SEC, self-regulatory authorities and outside advisors.

•

All Board and Committee minutes are to be circulated to the directors as soon as reasonably practicable (generally, within two weeks of meeting). Counsel should attend all Board and Compensation Committee meetings.

•	The Board has directed management to propose a mechanism for monitoring compliance with and reporting to the Board on the Company’s policies and procedures relating to options grants.

Restatement of Financial Statements

On January 8, 2007, the Company announced its preliminary conclusion, based on the Special Committee’s investigation to that point, that the measurement dates for financial accounting purposes differed from the recorded grant dates for certain stock option grants, with the result that the Company would be required to recognize additional non-cash charges for share-based compensation in amounts that would be material with respect to certain fiscal periods. The Company also advised that its previously issued financial statements, related notes and selected financial data and all financial press releases and similar communications issued by the Company and the related reports of our independent registered public accounting firm for the periods beginning with fiscal 2000 should no longer be relied upon.

Following the conclusion of the Special Committee’s investigation, and with the concurrence of management and the Audit Committee, the Company determined that it should have recognized approximately $223.0 million of pre-tax share-based compensation expense during the Review Period that was not accounted for in the Company’s previously issued financial statements. In addition, the Company should have recorded approximately $0.3 million of income tax benefits. Therefore, the Company is restating financial information in this report for each of the fiscal years ended July 3, 2005, June 27, 2004, June 29, 2003, June 30, 2002, July 1, 2001, and July 2, 2000.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of July 2, 2006.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further because of changes in conditions, the effectiveness of internal control may vary over time. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our financial statements would not be prevented or detected.

The Company assessed the effectiveness of its internal control over financial reporting as of July 2, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment using those criteria, management identified a material weakness in the Company’s internal control over financial reporting as of July 2, 2006, in that the design and operation of the Company’s internal controls were not effective to provide reasonable assurance that material errors in the Company’s historical share-based compensation would be detected, in that, in light of certain circumstances that existed as of July 2, 2006, the Company lacked effective procedures to retrospectively identify as of that date the material accounting errors in the Company’s historical financial statements that were later discovered and which have now been corrected in connection with the restatement of the Company’s 2000 through 2005 consolidated financial statements. As a result, the Company’s internal control over financial reporting was not effective as it related to the Company’s ability to retrospectively identify material accounting errors resulting from the Company’s historical stock option grants. Additionally, the Company recorded a material adjustment to its consolidated balance sheet as of July 2, 2006 as a result of these errors. The principal accounts affected by this material weakness as of July 2, 2006 were common stock and accumulated deficit.

As a result of the above material weakness, the Company concluded that, as of July 2, 2006, the Company’s internal control over financial reporting is not effective.

Extreme Networks Inc.’s independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued its report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of July 2, 2006. This report appears on page 129 of this Annual Report on Form 10-K.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 2, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Extreme Networks, Inc.

We have audited management’s assessment, included in the accompanying report entitled “Management’s Report on Internal Control over Financial Reporting,” that Extreme Networks, Inc. did not maintain effective internal control over financial reporting as of July 2, 2006, because of the effect of a material weakness in the design and operation of Extreme Networks, Inc.’s process for retrospectively identifying material accounting errors resulting from Extreme Networks, Inc.’s historical stock option grants in light of certain circumstances that existed as of July 2, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Extreme Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. In light of certain circumstances that existed as of July 2, 2006, Extreme Networks, Inc. lacked effective procedures to retrospectively identify as of that date the material accounting errors in Extreme Networks, Inc. historical financial statements resulting from Extreme Networks, Inc.’s historical stock option grants that were later discovered and which have now been corrected in connection with the restatement of Extreme Networks, Inc. fiscal 2000 through 2005 consolidated financial statements. Additionally, Extreme Networks, Inc. recorded a material adjustment to its consolidated balance sheet as of July 2, 2006 as a result of these errors. The principal accounts affected by this material weakness as of July 2, 2006 were common stock and accumulated deficit. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2006 consolidated financial statements, and this report does not affect our report dated June 25, 2007 on those financial statements.

In our opinion, management’s assessment that Extreme Networks, Inc. did not maintain effective internal control over financial reporting as of July 2, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objective of the control criteria, Extreme Networks, Inc. has not maintained effective internal control over financial reporting as of July 2, 2006, based on the COSO criteria.

/s/ Ernst & Young LLP

Palo Alto, California

June 25, 2007

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers

See the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this report.

Directors

The following table sets forth information regarding our directors as of April 30, 2007.

Name	Principal Occupation with Extreme Networks, Inc.	Age	Director Since	Class
Gordon L. Stitt	Chairman of the Board of Directors, Former President, Chief Executive Officer and Director	51	1996	I
Mark Canepa	President, Chief Executive Officer and Director	52	2006	I
Kenneth Levy	Director	64	2001	I
Bob. L. Corey	Director	55	2003	II
Harry Silverglide	Director	61	2004	II
Charles Carinalli	Director	58	1996	III
W. Michael West	Director	57	2004	III

Directors in Class I are serving a term expiring at the 2008 annual meeting of stockholders. Directors in Class II are serving a term expiring at the 2009 annual meeting of stockholders. Directors in Class III are serving a term expiring at the 2007 annual meeting of stockholders. There are no family relationships among any of our directors or executive officers.

Gordon L. Stitt. Mr. Stitt has served as our Chairman of the Board of Directors since August 30, 2006. Mr. Stitt co-founded Extreme Networks in May 1996 and served as our President and Chief Executive Officer since its inception until August 30, 2006. He also has served as a director of Extreme Networks since its inception. In 1989, Mr. Stitt co-founded Network Peripherals, Inc., a designer and manufacturer of high-speed networking technology. He served as Vice President of Marketing, then as Vice President and General Manager of the OEM Business Unit until 1995, Mr. Stitt currently serves on the Boards of Directors of privately held companies. Mr. Stitt also serves as Chairman of the Industry Advisory Board for the Computer Engineering Department at Santa Clara University. Mr. Stitt holds an M.B.A. from the Haas School of Business of the University of California, Berkeley and a B.S. in Electrical Engineering and Computer Science from Santa Clara University.

Mark Canepa. Mr. Canepa joined Extreme as President and Chief Executive Officer on August 30, 2006 and our Board of Directors appointed him as member of the Board in October 2006. Prior to joining Extreme, he was with Sun Microsystems where he served as Executive Vice President of the Network Storage Products Group. Prior to that role, he served in multiple vice president and general manager roles at Sun, after joining the company in 1996. Mr. Canepa’s prior experience also includes several general manager positions at Hewlett-Packard Company, including development and marketing of the firm’s workstation products. Mr. Canepa holds a B.S. and an M.S. in Electrical Engineering from Carnegie Mellon University, and he has also completed the University of Pennsylvania’s Advanced Management Program at the Wharton School.

Kenneth Levy. Mr. Levy has served as a director of Extreme Networks since October 2001. Mr. Levy is a private investor. Mr. Levy is the Chairman Emeritus of KLA-Tencor. He co-founded KLA Instruments Corporation in 1975 (now KLA-Tencor Corporation after a merger in 1997). From July 1, 1999 until October 2006, he was Chairman of the Board and a director of KLA-Tencor, a supplier of process control and yield management solutions for the semiconductor industry. From July 1998 until June 30, 1999, he was the Chief Executive Officer and a director of KLA-Tencor, and from April 30, 1997 until June 30, 1998, he served as its Chairman of the Board. From 1975 until April 30, 1997, he was Chairman of the Board and Chief Executive

Officer of KLA Instruments Corporation. Mr. Levy currently serves on the board of directors of Saifun Semiconductors Ltd., a provider of intellectual property solutions for the non-volatile memory market. Mr. Levy holds an M.S.E.E. from Syracuse University and a B.S. in Electrical Engineering from City College of New York. Mr. Levy is a member of the National Academy of Engineering.

Bob L. Corey. Mr. Corey has served as a director of Extreme Networks since October 2003. Mr. Corey served as Executive Vice President and Chief Financial Officer for Thor Technologies, Inc., a provider of enterprise provisioning software from May 2003 until January 2006, after Oracle Corporation acquired Thor Technologies, Inc. in November 2005. Mr. Corey served as Executive Vice President and Chief Financial Officer of Documentum, Inc., a provider of enterprise content management software, from May 2000 to August 2002. Mr. Corey served as Senior Vice President of Finance and Administration and Chief Financial Officer for Forte Software, Inc., a provider of software development tools and services, from May 1998 to April 2000, and in February 1999, Mr. Corey was elected to its Board of Directors. Forte Software, Inc. completed a merger with Sun Microsystems, Inc., a computer hardware and applications company, in October 1999. Mr. Corey serves on the Board of Directors of Veraz Networks, Inc., a publicly traded company and provider of IP softswitches, media gateways and digital compression products, and acts as Chairman of its audit committee. Mr. Corey also acts as the Chairman of the Board of Directors of Interwoven, Inc., a publicly traded company and provider of enterprise content management software, and acts as Chairman of its audit committee. Mr. Corey also currently serves on the Board of Directors of a private company.

Harry Silverglide. Mr. Silverglide has served as a director of Extreme Networks since June 2004. From January 1997 to July 2002, Mr. Silverglide served as the Vice President of Sales of Extreme Networks. From May 1995 to January 1997, he served as Vice President of Western Region Sales for Bay Networks. From July 1994 to May 1995, he served as Vice President of Sales for Centillion Networks, a provider of LAN switching products which was acquired by Bay Networks in 1995. From April 1984 to July 1994, he worked in sales and senior sales management positions at Ungermann Bass, a network communications company.

Charles Carinalli. Mr. Carinalli has served as a director of Extreme Networks since October 1996 and is currently a Principal of Carinalli Ventures. From 1999 to May 2002, Mr. Carinalli was Chief Executive Officer and a director of Adaptive Silicon, Inc., a developer of semiconductors. From November 2000 to November 2001, Mr. Carinalli served as Chairman of Clearwater Communications, Inc., a privately held telecommunications company. From December 1996 to July 1999, Mr. Carinalli served as President, Chief Executive Officer and a director of Wavespan, Inc., a developer of wireless broadband access systems that was acquired by Proxim, Inc. From 1970 to 1996, Mr. Carinalli served in various positions for National Semiconductor, Inc., a publicly traded company developing analog-based semiconductor products, most recently as Senior Vice President and Chief Technical Officer. Mr. Carinalli also currently serves on the Boards of Directors of privately held companies and Fairchild Semiconductor, a publicly traded semiconductor company, including positions on its compensation committee and nominating and corporate governance committee. Mr. Carinalli holds an M.S.E.E. from Santa Clara University and a B.S.E.E. from the University of California, Berkeley.

W. Michael West. Mr. West has served as a director since September 2004 and as Chairman of the Board of Directors of Extreme Networks from September 2004 until August 2006. From June 2003 to July 2004, Mr. West served as director of Larscom Incorporated, a telecommunications equipment provider. From April 2002 to June 2003, Mr. West served as Chief Executive Officer of VINA Technologies, Inc., a telecommunications equipment provider, and served as its chairman of the Board of Directors from June 1999 to June 2003. From September 1997 to January 1998, Mr. West served as Executive Vice President for Lucent Technologies, a communications company. From February 1995 to July 1997, Mr. West was President, Chief Operating Officer and a director of Octel Communications, a telecommunications equipment provider, after having served as an Executive Vice President from September 1986 to February 1995. Mr. West held multiple positions at Rolm Corp from 1979 to September 1986, most recently as general manager of the National Sales Division.

Code of Ethics

The Board has also adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. The Code of Business Conduct and Ethics can be found on our website at www.extremenetworks.com/aboutus/investor/corpinfo.asp.

Information Regarding the Audit Committee of the Board of Directors

The Board of Directors has a separately-designated standing Audit Committee. The members of the Audit Committee during fiscal year 2006 were Messrs. Charles Carinalli, Bob L. Corey and Harry Silverglide. In September 2005, Mr. Levy resigned from the Audit Committee and Mr. Silverglide was appointed to serve on the Audit Committee. All members of the Audit Committee during fiscal year 2006 were independent for purposes of the Nasdaq Marketplace Rules and the rules of the SEC as such rules apply to audit committee members. The Board has determined that Mr. Corey is an audit committee financial expert, as defined in the rules of the SEC. The Audit Committee retains our independent auditors, reviews and approves the planned scope, proposed fee arrangements and terms of engagement of the independent auditors, reviews the results of our annual audit, evaluates the adequacy of accounting and financial controls, reviews the independence of our auditors, and oversees Extreme Networks financial reporting on behalf of the Board of Directors. The Audit Committee is also responsible for establishing procedures for the receipt, retention and treatment of complaints received by Extreme Networks regarding questionable accounting or auditing matters, including the anonymous submission by our employees of concerns regarding accounting or auditing matters. In addition, the Audit Committee reviews with our independent auditors the scope and timing of their audit services and any other services they are asked to perform, the independent auditor’s report on our consolidated financial statements following completion of their audit, and our critical accounting policies and procedures and policies with respect to our internal accounting and financial controls. The Audit Committee held eight meetings during the fiscal year ended July 2, 2006.

Identifying and Evaluating Candidates for Nomination as Director

The Nominating and Corporate Governance Committee of the Board of Directors will evaluate any recommendation for director nominee proposed by a stockholder. In order to be evaluated in connection with the Nominating and Corporate Governance Committee’s established procedures for evaluating potential director nominees, any recommendation for director nominee submitted by a stockholder must be sent in writing to the Corporate Secretary, 3585 Monroe Street, Santa Clara, CA 95051, 120 days prior to the anniversary of the date proxy statements were mailed to stockholders in connection with the prior year’s annual meeting of stockholders, except that under our bylaws, if no annual meeting was held in the previous year or the date of the annual meeting has been changed by more than 30 calendar days from the date contemplated at the time of the previous year’s proxy statement, notice by the stockholders to be timely must be received not later than the close of business on the tenth day following the day on which public announcement of the date of such meeting is first made. For purposes of the foregoing, “public announcement” shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Company with the Securities and Exchange Commission. Such recommendation for director nominee submitted by a stockholder must contain the following information:

•	the candidate’s name, age, contact information and present principal occupation or employment;

•

a description of the candidate’s qualifications, skills, background, and business experience during, at a minimum, the last five years, including his/her principal occupation and employment and the name and principal business of any corporation or other organization in which the candidate was employed or served as a director; and

•	a statement signed by the candidate that the candidate is willing to be considered and willing to serve as a director if nominated and elected.

In addition, our bylaws permit stockholders to nominate directors for consideration at an annual meeting.

All directors and director nominees must submit a completed form of directors’ and officers’ questionnaire as part of the nominating process. The evaluation process may also include interviews and additional background and reference checks for non-incumbent nominees, at the discretion of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee will evaluate incumbent directors, as well as candidates for director nominee submitted by directors, management and stockholders consistently using the criteria stated in this policy and will select the nominees that in the Committee’s judgment best suit the needs of the Board at that time.

Because no annual meeting will be held in fiscal year 2006, in order for a stockholder proposal to be properly brought before the 2007 annual meeting stockholder recommended nominees to be presented at the fiscal year 2007 annual meeting must be received at our principal executive offices, addressed to the Secretary, not later than the close of business on the tenth day following the day on which notice of the date of such meeting is mailed or public disclosure of the meeting date is first made, if ever.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

Based solely on our review of the forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and persons who beneficially own more than 10% of our common stock were complied with in the fiscal year ended July 2, 2006, except that Forms 4 (“Statement of Changes in Beneficial Ownership of Securities”) were not timely filed for Bob Corey, Kenneth Levy and W. Michael West in connection with an option grant made to each of them in January 2006. For each of these individuals, there was one late report with respect to one transaction that was not reported on a timely basis. These forms were filed subsequently.

Item 11. Executive Compensation

The following table sets forth information for fiscal years 2006, 2005 and 2004 concerning the compensation of our Chief Executive Officer and our four other most highly compensated executive officers who were serving as executive officers as of July 2, 2006.

		Annual Compensation					Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary		Bonus(1)		Other Compensation(2)	Restricted Stock ($)(3)	Securities Underlying Options (#)(4)
Gordon L. Stitt	2006	$400,000		$—		$—	$—	$250,000
President and Chief Executive Officer(6)	2005	370,000		122,000		—	—	250,000
	2004	165,000	(5)	63,228		—	—	750,000

William R. Slakey(7)	2006	$320,000		$—		$2,100	$146,700	$75,000
Senior Vice President and Chief Financial Officer	2005	300,000		36,600		2,606	—	—
	2004	200,469		57,480		2,075	—	650,000

Alexander J. Gray	2006	$375,000		$—		$3,625	$244,500	$100,000
Senior Vice President and Chief Operating Officer	2005	350,000		42,700		3,249	—	—
	2004	341,250		67,060		3,671	—	—

Frank C. Carlucci(8)	2006	$428,748		$23,000		$5,878	$—	$75,000
Senior Vice President, Worldwide Sales	2005	412,063		57,625	(9)	4,349	—	500,000
	2004	—		—		—	—	—

Herb Schneider	2006	$230,000		$—		$—	$—	$100,000
Senior Vice President, Research and Development	2005	220,000		26,840		—	—	125,000
	2004	110,000	(5)	42,152		—	—	275,000

(1)	Bonuses are based on performance
(2)	Represents discretionary matching contributions made by Extreme Networks under its tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan.
(3)	Restricted stock awards for fiscal 2006 represent the fair value of shares of restricted common stock granted on August 4, 2005. On that date, the fair value of our common stock, as reported on the Nasdaq National Market, was $4.89. These shares of restricted stock vest with respect to one-half of the underlying shares on the first and the second anniversary of the date of grant.
(4)	The options granted during fiscal years 2004 and 2005 were granted under the Amended 1996 Stock Option Plan. The options granted during fiscal 2006 were granted under the 2005 Equity Incentive Plan.
(5)	As a part of our overall expense reduction efforts, effective June 30, 2003, Messrs. Stitt and Schneider voluntarily agreed to a fifty percent reduction of their base salaries for the first two quarters of fiscal 2004.
(6)	Mr. Stitt retired from the positions of President and Chief Executive Officer as of August 30, 2006, and he was appointed as our Chairman of the Board in October 2006.
(7)	Mr. Slakey joined Extreme Networks in the second quarter of fiscal 2004, and left his post as Senior Vice President and Chief Financial Officer effective as of August 4, 2006.
(8)	Mr. Carlucci joined Extreme Networks in the first quarter of fiscal 2005. On February 4, 2007, Mr. Carlucci resigned from the Company effective April 2, 2007.
(9)	In fiscal year 2005, Mr. Carlucci was paid a sign-on bonus of $25,000, a bonus of $25,000 for meeting specific objectives, and a performance bonus of $7,625.

Stock Options Granted During Fiscal Year 2006

The following table provides the specified information concerning grants of options to purchase our common stock made during the fiscal year ended July 2, 2006 to the persons named in the Summary Compensation Table.

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
	Number of Securities Underlying Options Granted(2)	% of Total Options Granted to Employees in Fiscal Year 2006	Exercise Price Per Share(3)	Market Price on Date of Grant	Expiration Date
						5%	10%
Gordon L. Stitt	250,000	5.03%	4.89	4.89	8/4/2015	769,000	1,948,000
William R. Slakey	75,000	1.51%	4.89	4.89	8/4/2015	231,000	585,000
Alexander J. Gray	100,000	2.01%	4.89	4.89	8/4/2015	308,000	779,000
Frank C. Carlucci	75,000	1.51%	4.63	4.63	9/12/2015	218,000	553,000
Herb Schneider	100,000	2.01%	4.89	4.89	8/4/2015	308,000	779,000

(1)	Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation, in accordance with the rules of the SEC, and do not represent our estimate or projection of future stock price growth. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the continued employment of option holders through the vesting period. The amounts reflected in this table may not necessarily be achieved.
(2)

All options granted in fiscal year 2006 were under our 2005 Equity Incentive Plan. Each option vests over four years; 1/48th vests one month after the date of grant and at the end of each full month thereafter until fully vested.

(3)	All options were granted at fair market value on the grant date. None of the options granted may be exercised prior to vesting in accordance with the terms of each option grant agreement.

Option Exercises and Fiscal Year 2006 Year-End Values

The following table provides the specified information concerning exercises of options to purchase our common stock in the fiscal year ended July 2, 2006, and unexercised options held as of July 2, 2006, by the persons named in the Summary Compensation Table.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

	Number of Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End(1)
			Exercisable(2)	Unexercisable(3)	Exercisable(2)	Unexercisable(3)
Gordon L. Stitt	—	—	1,411,249	218,751	488,300	—
William R. Slakey	—	—	665,625	59,375	—	—
Alexander J. Gray	—	—	870,833	79,167	—	—
Frank C. Carlucci	—	—	253,645	321,355	—	—
Herb Schneider	—	—	660,416	89,584	321,250	—

(1)	Based on a market value of $4.16, the closing price of our common stock on June 30, 2006, the last trading day of our fiscal year, as reported on The Nasdaq Stock Market, less the exercise price.
(2)	Represents shares that are vested and/or immediately exercisable.
(3)	Represents shares that are unvested and not immediately exercisable.

Directors’ Compensation

During fiscal 2006, all non-employee members of the Board of Directors received an annual cash retainer of $25,000, payable quarterly, and each member of a committee of the Board of Directors received an annual cash retainer of $10,000, payable quarterly, in return for service on each such committee. In addition, the chairman of the audit committee received an annual cash retainer of $25,000, payable quarterly. All directors are entitled to reimbursement of all reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and committee meetings. All directors are eligible to receive stock option grants under our stock option plans at the discretion of the Board of Directors.

New non-employee members of the Board of Directors received an initial stock option grant of 50,000 shares with a three-year vesting schedule in equal monthly installments upon their initial appointment to the Board of Directors. Annually after their initial appointment, each non-employee Board member receives a 30,000 share stock option grant following the annual stockholders meeting (each, an “Annual Option”), which Annual Option vests in full and becomes exercisable on the day immediately preceding the first annual meeting of stockholders after the grant date of the Annual Option. Following the 2005 annual meeting of stockholders held on December 2, 2005, Messrs. Carinalli, Corey, Silverglide, West and Levy each received a 30,000 share stock option grant on January 25, 2006, at an exercise price of $4.74 per share. There is a two year post-termination exercise period for options granted to non-employee directors during and after fiscal 2005.

Mr. West, our Chairman of the Board of Directors until August 2006, was engaged by us as “working chairman.” In this capacity, in addition to his role as chairman of our Board of Directors, he spent a significant amount of time working with Mr. Stitt on the management of Extreme Networks. His compensation was structured in light of this role, and his responsibility for working with Mr. Stitt on our long-term success. Mr. West received an annual cash retainer of $160,000, upon joining Extreme Networks received an option to purchase 400,000 shares of our common stock that vests over four years, and was eligible for an annual target bonus of $160,000 based upon the attainment of certain goals established by the Board of Directors.

In October 2006, the Board of Directors approved replacing the current compensation policies applicable to non-employee members of the Board and its committees. Pursuant to such changes, the compensation policies for non-employee service on the Board and its committees will be as follows, effective on the date of the 2006 Annual Meeting:

Cash Compensation

As a result of a study performed by an independent consultant regarding director compensation, effective on the date of the 2006 Annual Meeting, each non-employee director will receive $40,000 in cash compensation for service in such position for each period beginning on the date of any applicable annual meeting and ending on the date of the next subsequent annual meeting (each, a “Service Period”).

Effective on the date of the 2006 Annual Meeting, each non-employee director will receive cash compensation for each Board committee on which such director serves as follows:

Each member of the Audit Committee of the Board will receive $20,000 in cash compensation for service in such position for each Service Period, and the Chair of the Audit Committee will receive an additional $10,000 in cash compensation for acting as Chair for each Service Period;

Each member of the Compensation Committee of the Board will receive $10,000 in cash compensation for service in such position for each Service Period, and the Chair of the Compensation Committee will receive an additional $10,000 in cash compensation for acting as Chair for each Service Period;

Each member of the Nominating and Governance Committee of the Board, including the Chair of the Nominating and Governance Committee, will receive $10,000 in cash compensation for service in such position for each Service Period; and

For service on any special committee that may be formed by the Board from time to time, compensation will be determined on a case-by-case basis by the Board upon a recommendation by the Compensation Committee based on the anticipated amount of time and work related to service on such special committee and such other factors as the Compensation Committee may consider.

Each non-employee director will continue to receive reimbursement of expenses related to attendance of meetings of the Board and its committees.

Equity Compensation

Effective on the date of the 2006 Annual Meeting, each non-employee director that initially joins the Board after October 25, 2006 automatically will be granted an initial 8,333 shares of the Company’s restricted stock and an initial option to purchase 25,000 shares of the Company’s common stock. Such options and restricted stock grants will be made under the Company’s 2005 Equity Incentive Plan or successor plan (the “Equity Plan”), pursuant to the standard option agreement used under the Equity Plan for directors. The exercise price per share of each such option, and the grant price of each such share of restricted stock, will be the closing sale price of the Company’s common stock on the Nasdaq National Market at the close of business on the date of grant. Each such option and restricted stock grant will vest 1/3 each year (or, if earlier in any year, 1/3 on the date of the annual meeting in such year), subject to the respective director’s continuous service on the Board for that period.

On the date of each future annual meeting of the Company’s stockholders, each non-employee director automatically will be granted 5,000 shares of the Company’s restricted stock and an option to purchase 15,000 shares of the Company’s common stock. Such options and restricted stock grants will be made under the Equity Plan, pursuant to the standard option agreement used under the Equity Plan for directors. The exercise price per share of each such option, and the grant price of each such share of restricted stock, will be the closing sale price of the Company’s common stock on the Nasdaq National Market at the close of business on the date of grant (the date of the Annual Meeting). Each such option and restricted stock grant will vest in full on the date one year after the date of grant (or, if earlier, the date of the next subsequent annual meeting), subject to the respective director’s continuous service on the Board for that period. Pursuant to a policy adopted by the Board of Directors, options held by non-employee directors also vest in the event of a change of control.

No automatic grants of any options or restricted stock pursuant to the above-listed changes of director compensation policy have occurred to date, and the first such grants will occur on the date of the 2006 Annual Meeting.

Also, effective on October 25, 2006, the Board approved compensation for a certain special committee formed by the Board in September 2006 to review the Company’s historical practices for stock option grants and the accounting for option grants (the “Special Committee”). Each non-employee director serving on the Special Committee (Mr. Corey and Mr. West) will receive $10,000 in cash compensation for service in such position, and the Chair of the Special Committee (Mr. Corey) will receive an additional $10,000 in cash compensation for acting as Chair of the Special Committee.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

On February 8, 2006, the independent members of the Board of Directors of the Company, upon the recommendation of the Compensation Committee, approved the terms of an Executive Change in Control Severance Plan (the “Severance Plan”). The Severance Plan provides for certain benefits for the Company’s executive officers and for certain vice presidents of the Company upon a change in control of the Company. The terms of the Severance Plan provide that if, in the event of a change in control (as that term is defined in the Severance Plan) of the Company, the participant in the Severance Plan is not terminated and the acquirer assumes such participant’s outstanding options and stock appreciation rights (“SARs”), the vesting of fifty percent (50%) of the participant’s then unvested options and SARs shall be accelerated as of the date of the change in control and the remainder of such participant’s unvested options and SARs shall vest in equal monthly installments over a period equal to one half of the remainder of the participant’s original vesting schedule. The Severance Plan also provides that if, in the event of a change in control of Extreme, the company acquiring Extreme does not assume or substitute equivalent replacements for the outstanding options and SARs of the participants in the Severance Plan, then the vesting and exercisability of their options and SARs shall be accelerated in full. The vesting of all other awards, including restricted stock and restricted stock units would accelerate in full upon a change in control. The Severance Plan also provides for additional compensation, health care and other benefits if a participant in the Severance Plan is terminated without cause (as that term is defined in the Severance Plan) or resigns as a result of certain adverse circumstances described in the Severance Plan within 12 months after a change in control. Upon such termination, the vesting of options and SARs held by the participant would accelerate in full. In addition, the participant would be entitled to a lump sum payment in an amount equal to the aggregate amount of his monthly salary and prorated annual bonus for a period of 12 months in the cases of the chief executive officer and the other executive officers and six months in the case of eligible vice presidents designated by the Compensation Committee, with the applicable annual bonus amount to be based upon the aggregate of all annual incentive bonuses that would have been earned by the participant for the fiscal year of termination of employment, determined as if 100% of all applicable performance goals were achieved.

Previously, on July 17, 2001, the Board of Directors ratified and approved an amended policy regarding the acceleration of vesting of shares subject to options for officers and directors upon a change-in-control (the “Amended Policy”). The Severance Plan, as described above, superseded the Amended Policy with respect to shares subject to options held by the Company’s officer. However, the Severance Plan did not change the Amended Policy’s applicability to shares subject to options held by directors. Under the Amended Policy, in the event of a change-in-control that occurs prior to a director’s termination of service with Extreme Networks, the shares subject to options shall be fully vested. The Amended Policy defines a change-in-control as a single or series of sales or exchanges of voting stock, a merger or consolidation, the sale, or transfer of all or substantially all of the assets, or a liquidation wherein the stockholders immediately before the change-in-control do not retain, immediately after the change-in-control, more than 50% of the total combined voting power of Extreme Networks or the corporation to which the assets were transferred. This Amended Policy continues to apply to all options granted to directors after July 17, 2001.

Pursuant to the terms of each of our offers of employment to William R. Slakey, our Senior Vice President and Chief Financial Officer during fiscal year 2006, and Alexander J. Gray, our Senior Vice President and General Manager of Scalable Products (formerly our Senior Vice President and Chief Operating Officer), each of Mr. Slakey was, and Mr. Gray is, entitled to a lump sum payment equal to six months of his respective base salary at the time of termination in the event that we terminate Mr. Slakey or Mr. Gray, respectively, for a reason other than “cause,” as defined in their respective offers of employment.

Pursuant to the terms of our offer of employment to Frank C. Carlucci, our former Senior Vice President of Worldwide Sales, Mr. Carlucci was entitled to a lump sum payment equal to six months of his then-effective base salary in the event we terminated Mr. Carlucci within the first twelve months of his employment with Extreme Networks for a reason other than “cause,” as defined in Mr. Carlucci’s offer of employment. On February 4, 2007, Mr. Carlucci resigned from the Company, effective April 2, 2007, more than twelve months after the start of his employment with Extreme Networks; accordingly, this provision was not effective.

Pursuant to a consulting agreement entered into in August 2006 between the Company and William Slakey, the Company’s Chief Financial Officer during fiscal year 2006, the Company retained Mr. Slakey’s services as a consultant for a period of three months after his August 2006 departure from the Company, remitted to Mr. Slakey $15,000 per month in return for such services and is remitting $2,000 per month towards Mr. Slakey’s COBRA expenses for a period of six months.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The members of the Compensation Committee during fiscal year 2006 were Messrs. Charles Carinalli, Bob L. Corey and Kenneth Levy. During fiscal year 2006, no member of the Compensation Committee was a current or former officer or employee of Extreme Networks or any of its subsidiaries. No executive officer of Extreme Networks has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors or the Compensation Committee of Extreme Networks during the 2006 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 31, 2007, certain information with respect to the beneficial ownership of our common stock by: (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each executive officer named in the Summary Compensation Table above, (iii) each director of Extreme Networks, and (iv) all executive officers and directors as a group.

Except as otherwise indicated, the address of each beneficial owner is c/o Extreme Networks, Inc., 3585 Monroe Street, Santa Clara, CA 95051.

	Number of Shares Beneficially Owned(2)		Percent of Shares Beneficially Owned(3)
Beneficial Owner(1)
5% Stockholders
Wells Fargo & Company	8,662,239	(4)	7.6%
420 Montgomery Street
San Francisco, California 94104
Merill Lynch & Co., Inc.	7,682,102	(5)	6.7%
World Financial Center, North Tower
250 Vesey Street
New York, NY 10381
BlackRock, Inc.	6,968,033	(6)	6.1%
40 East 52nd Street
New York, NY 10022
Directors and Executive Officers:
William R. Slakey	—
Herb Schneider	2,845,163	(7)	2.5%
Alexander J. Gray	983,661	(8)	*
Frank C. Carlucci	421,875	(9)	*
Gordon Stitt	5,120,866	(10)	4.5%
Charles Carinalli	559,216	(11)	*
Kenneth Levy	560,071	(12)	*
Bob L. Corey	110,000	(13)	*
Harry Silverglide	111,405	(14)	*
W. Michael West	400,555	(15)	*
All Executive Officers and Directors as a Group	11,112,812	(16)	9.7%

*	Less than 1%
(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.
(2)

Under the rules of the Securities and Exchange Commission (“SEC”), a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options.

Options granted under the original 1996 Stock Option Plan and the 2005 Equity Incentive Plan are exercisable when vested. In general, new hire grants vest over a four year period, with twenty-five percent of the shares subject to the option vesting one year from the date of grant, and the remaining shares subject to vesting monthly over the following 36 months at a rate of 1/48 of the total number of shares subject to the option. In general, annual option grants vest over a four year period, with all of the shares subject to the option vesting monthly over 48 months at a rate of 1/48 of the total number of shares subject to the option.

(3)	Calculated on the basis of 114,037,984 shares of common stock outstanding as of May 31, 2007, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after May 31, 2007 are deemed to be outstanding for purposes of calculating that stockholder’s percentage of beneficial ownership. These shares are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.
(4)	According to the Schedule 13G/A filed by the stockholder with the SEC on February 9, 2007, Wells Fargo & Company beneficially owned 8,662,239 shares, had sole dispositive power over 8,640,324 shares, and sole voting power over 8,261,839 shares.
(5)	According to the Schedule 13G filed by the stockholder with the SEC on February 8, 2007, Merrill Lynch & Co., Inc. beneficially owned 7,682,102 shares, had sole dispositive power over no shares, and sole voting power over no shares.
(6)	According to the Schedule 13G filed by the stockholder with the SEC on February 14, 2007, BlackRock, Inc. beneficially owned 6,968,033 shares, had sole dispositive power over no shares, and sole voting power over no shares.
(7)	Includes 722,916 shares that are subject to options that may be exercisable within 60 days of May 31, 2007.
(8)	Includes 897,916 shares that are subject to options that may be exercisable within 60 days of May 31, 2007. Includes 62,500 shares that are restricted stock awards subject to our right to repurchase unvested awards upon termination of employment.
(9)	Includes 421,875 shares that are subject to stock options that may be exercised within 60 days of May 31, 2007.
(10)	Includes 25,375 shares held by the Stitt Living Trust. Mr. Stitt and his wife are trustees and beneficiaries of the Stitt Living Trust dated November 16, 1996. Includes 1,463,333 shares that are subject to stock options that may be exercised within 60 days of May 31, 2007.
(11)	Includes 194,216 shares held by Charles Peter Carinalli and/or Connie Sue Carinalli, Trustees of the Carinalli Living Trust dated April 24, 1996. Includes 365,000 shares that are subject to stock options that may be exercised within 60 days of May 31, 2007.
(12)	Includes 220,000 shares that are subject to stock options that may be exercised within 60 days of May 31, 2007.
(13)	Includes 110,000 shares that are subject to stock options that may be exercised within 60 days of May 31, 2007.
(14)	Includes 110,000 shares that are subject to stock options that may be exercised within 60 days of May 31, 2007.
(15)	Includes 10,000 shares held by the West Revocable Trust 1991, and 390,555 shares that are subject to stock options that may be exercised within 60 days of May 31, 2007.
(16)	Includes 4,701,595 shares that are subject to stock options that may be exercised within 60 days of May 31, 2007.

Securities Authorized For Issuance Under Equity Compensation Plans

We currently maintain two compensation plans that provide for the issuance of our common stock to officers and other employees, directors and consultants. These consist of the 2005 Equity Incentive Plan, as amended to date (the “2005 Plan”) and the 1999 Employee Stock Purchase Plan, as amended to date (the “Stock Purchase Plan”), which have been approved by our stockholders. The Stock Purchase Plan was adopted by our Board of Directors In January 1999, and was approved by our stockholders in February 1999. The 2005 Plan was adopted by our Board of Directors on October 20, 2005, and was approved by our stockholders on December 2, 2005. The 2005 Plan replaces the 1996 Stock Option Plan (the “1996 Plan”), the 2000 Stock Plan and the 2001 Stock Plan.

The following table summarizes our equity compensation plans as of July 2, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(3)
Equity compensation plans approved by security holders	19,625,214	(1)	$6.22	19,165,814
Equity compensation plans not approved by security holders	1,760,332	(2)	$8.57	—

	21,385,546		$6.41	19,165,814	(4)

(1)	Of this amount, options for 744,562 shares were issued under the 2005 Plan and options for 18,880,652 shares were issued under the 1996 Plan.
(2)	Of this amount, options for 769,372 shares were issued under the 2000 Stock Plan and options for 990,960 shares were issued under the 2001 Stock Plan. Excludes 40,718 outstanding options with an average exercise price of $1.11 that were assumed in connections with acquisitions. No additional options are available for future issuance under such acquired plans.
(3)	Effective December 2, 2005 the 1996 Plan, the 2000 Stock Plan and the 2001 Stock Plan were terminated and up to 11,000,000 shares subject to awards that remained outstanding under the 1996 Plan, the 2000 Stock Plan and the 2001 Stock Plan as of December 2, 2005 and which subsequently terminate without having been exercised or which are forfeited to the Company were added to the shares available under the 2005 Plan.
(4)	Of this amount 5,800,383 shares were available for issuance under the Stock Purchase Plan and 13,365,431 shares were available for issuance under the 2005 Plan.

Item 13. Certain Relationships and Related Transactions

Until September 1, 2006, Mr. West, the chairman of our Board of Directors until October 2006, was engaged by us as “working chairman,” and in this capacity, he spent a significant amount of time working with Mr. Stitt on the management of Extreme Networks. His compensation as chairman was structured in light of this role, and his responsibility for working with Mr. Stitt on our long-term success. During fiscal 2006, Mr. West received an annual cash retainer of $160,000.

During the first part of fiscal 2006, we employed Christina Carinalli, the daughter of Charles Carinalli, as a financial analyst, a non-executive position. In that capacity, Ms. Carinalli was paid an annual salary of approximately $107,000. Ms. Carinalli resigned from Extreme Networks in October 2005 to pursue another career opportunity. We do not believe that Mr. Carinalli had any material interest, direct or indirect, in his daughter’s employment relationship or compensation arrangement with us.

We entered into indemnification agreements with certain of the executive officers and directors. Such indemnification agreements require us to indemnify these individuals to the fullest extent permitted by law.

Except as otherwise disclosed above or in the section entitled “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” under Item 11 of this Annual Report on Form 10-K, during the fiscal year ended July 2, 2006, there was not, nor is there any currently proposed transaction or series of similar transactions to which Extreme Networks was or is to be a party in which the amount involved exceeds $60,000, and in which any executive officer, director or holder of more than 5% of any class of voting securities of Extreme Networks and members of that person’s immediate family had or will have a direct or indirect material interest.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to Extreme Networks for the fiscal years ended July 2, 2006 and July 3, 2005 by Ernst & Young LLP:

	Fiscal Year 2006	Fiscal Year 2005

Audit fees(1)	$2,274,000	$2,395,000
Audit related fees(2)	88,000	14,000
Tax fees(3)	264,000	265,000
All other fees(4)	5,000	30,000

	$2,631,000	$2,704,000

(1)	Fees for audit services consist of:

•	Audit of the Company’s annual financial statements and the audit of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

•	Reviews of the Company’s unaudited quarterly financial statements; and

•	Statutory and regulatory audits, consents and other services related to SEC matters.

(2)	Fees for audit-related services consist of financial accounting and reporting consultations.
(3)	Tax fees relate to the preparation of various federal, state and local tax returns.
(4)	All other fees were primarily for services provided in connection with the filing of corporate documents.

Representatives of Ernst & Young LLP normally attend most meetings of the Audit Committee. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one fiscal quarter and any pre-approval is detailed as to the particular service or category of services. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval policy. During fiscal 2006 and 2005, no portion of the Audit-Related Fees, Tax Fees or All Other Fees were approved by the Audit Committee after services had been rendered pursuant to the de minimis exception established by the SEC.

The Audit Committee on an annual basis reviews the services performed by Ernst & Young LLP, and reviews and approves the fees charged by Ernst & Young LLP. The Audit Committee has considered the role of Ernst & Young LLP in providing tax and other non-audit services to Extreme Networks and has concluded that such services are compatible with Ernst & Young LLP’s independence as Extreme Networks’ independent auditors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K:

(1)	Financial Statements:

Reference is made to the Index to Consolidated Financial Statements of Extreme Networks, Inc. under Item 8 in Part II of this Form 10-K.

(2)	Financial Statement Schedules:

The following financial statement schedule of Extreme Networks, Inc. for the fiscal years ended July 2, 2006, July 3, 2005, and June 27, 2004 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Extreme Networks, Inc.

Page
Schedule II – Valuation and Qualifying Accounts	146

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
2.1	Form of Agreement and Plan of Merger between Extreme Networks, a California corporation, and Extreme Networks, Inc., a Delaware corporation.	S-1/A	03/11/99	2.1

3.1	Certificate of Incorporation of Extreme Networks, Inc., a Delaware Corporation.	S-1	02/05/99	3.1

3.2	Form of Certificate of Amendment of Certificate of Incorporation of Extreme Networks, Inc., a Delaware Corporation.	S-1	02/05/99	3.2

3.4	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K/A	06/07/01	3.4

3.5	Restated Certificate of Incorporation of Extreme Networks, Inc.	10-K	09/26/01	3.5

3.6	Certificate of Amendment of Restated Certificate of Incorporation of Extreme Networks, Inc.	10-K	09/26/01	3.6

3.7	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock.	10-K	09/26/01	3.7

4.1	Second Amended and Restated Rights Agreement dated January 12, 1998 between Extreme Network and certain stockholders.	S-1	02/05/99	4.1

4.2	Rights Agreement dated April 27, 2001 between Extreme Networks, Inc. and Mellon Investor Services LLC.	8-K/A	06/07/01	4.2

4.3	Indenture, dated December 5, 2001 between Extreme Networks, Inc. and State Street Bank and Trust Company of California, N.A.	S-3	02/26/02	4.3

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description of Document	Form	Filing Date	Number
4.4	Registration Rights Agreement dated December 5, 2001 between Extreme Networks, Inc. and Goldman Sachs & Co., as representative.	S-3	02/26/02	4.4

4.5	Warrant to Purchase Common Stock issued to Avaya, Inc.	S-3	01/28/04	4.1

10.1	Form of Indemnification Agreement for directors and officers.	S-1	02/05/99	10.1

10.2*	Amended 1996 Stock Option Plan and forms of agreements thereunder.	S-1	02/05/99	10.2

10.3*	1999 Employee Stock Purchase Plan.	S-1	02/05/99	10.3

10.4*	2000 Nonstatutory Stock Option Plan.	10-K	09/24/00	10.7

10.5	Exhibit 10.14 Lease agreement dated July 28, 2000 between San Tomas Properties LLC, a Delaware limited liability company, as Landlord, and Extreme Networks, Inc, a Delaware Corporation, as Tenant.	10-Q	11/14/00	10.14

10.6	Purchase Agreement dated November 29, 2001 between Extreme Networks, Inc. and Goldman Sachs & Co., as representative.	S-3	02/26/02	10.15

10.7	2001 Nonstatutory Stock Option Plan.	Schedule TO	10/31/01	(d	)(9)

12.1	Statement re: Computation of Ratios.					X

21.1	Subsidiaries of Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see page 147 of this Form 10-K).					X

31.1	Section 302 Certification of Chief Executive Officer.					X

31.2	Section 302 Certification of Chief Financial Officer.					X

32.1	Section 906 Certification of Chief Executive Officer.					X

32.2	Section 906 Certification of Chief Financial Officer.					X

*	Indicates management contract or compensatory plan or arrangement.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JULY 2, 2006, JULY 3, 2005, AND JUNE 27, 2004

	Balance at Beginning of Period	Charges to Costs and Expenses	Reversals to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Period
Description
	(in thousands)
Year Ended June 27, 2004:
Allowance for doubtful accounts	$2,331	$—	$(200)	$(724)	$(29)	$1,378
Allowance for sales returns	$3,604	$1,818	$—	$—	$(3,196)	$2,226
Allowance for distributor doubtful accounts	$—	$—	$—	$724	$—	$724
Inventory valuation	$8,329	$1,252	$—	$—	$(3,216)	$6,365
Allowance for net deferred tax assets (restated)(1)	$194,790	$—	$(20,050)	$—	$—	$174,740

Year Ended July 3, 2005:
Allowance for doubtful accounts	$1,378	$58	$(110)	$—	$(79)	$1,247
Allowance for sales returns	$2,226	$1,344	$(300)	$—	$(945)	$2,325
Allowance for distributor doubtful accounts	$724	$532	$(100)	$—	$(537)	$619
Inventory valuation	$6,365	$1,061	$—	$—	$(2,636)	$4,790
Allowance for net deferred tax assets (restated)(1)	$174,740	$1,055	$—	$—	$—	$175,795

Year Ended July 2, 2006:
Allowance for doubtful accounts	$1,247	$603	$(883)	$—	$(280)	$687
Allowance for sales returns	$2,325	$1,014	$(275)	$—	$(1,364)	$1,700
Allowance for distributor doubtful accounts	$619	$1,447	$—	$—	$(1,766)	$300
Inventory valuation	$4,790	$1,259	$—	$—	$(913)	$5,136
Allowance for net deferred tax assets	$175,795	$—	$(17,184)	$—	$—	$158,611

(1)	See Note 2 – “Restatement of Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 28, 2007.

EXTREME NETWORKS, INC. (Registrant)

By:	/s/ KAREN M. ROGGE
Karen M. Rogge
Senior Vice President & Chief Financial Officer
June 28, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Canepa and Michael J. Palu, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ GORDON L. STITT	/s/ MARK CANEPA
Gordon L. Stitt	Mark Canepa
Chairman of the Board	President, Chief Executive Officer, Director
June 28, 2007	(Principal Executive Officer)
June 28, 2007

/s/ KAREN M. ROGGE	/s/ MICHAEL J. PALU
Karen M. Rogge	Michael J. Palu
Senior Vice President & Chief Financial Officer	Vice President, Corporate Controller
(Principal Financial Officer) June 28, 2007	(Principal Accounting Officer) June 28, 2007

/s/ MIKE WEST	/s/ CHARLES CARINALLI
Mike West	Charles Carinalli
Director	Director
June 28, 2007	June 28, 2007

/s/ BOB L. COREY	/s/ KENNETH LEVY
Bob L. Corey	Kenneth Levy
Director	Director
June 28, 2007	June 28, 2007

/s/ HARRY SILVERGLIDE
Harry Silverglide
Director
June 28, 2007

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
2.1	Form of Agreement and Plan of Merger between Extreme Networks, a California corporation, and Extreme Networks, Inc., a Delaware corporation.	S-1/A	03/11/99	2.1

3.1	Certificate of Incorporation of Extreme Networks, Inc., a Delaware Corporation.	S-1	02/05/99	3.1

3.2	Form of Certificate of Amendment of Certificate of Incorporation of Extreme Networks, Inc., a Delaware Corporation.	S-1	02/05/99	3.2

3.4	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K/A	06/07/01	3.4

3.5	Restated Certificate of Incorporation of Extreme Networks, Inc.	10-K	09/26/01	3.5

3.6	Certificate of Amendment of Restated Certificate of Incorporation of Extreme Networks, Inc.	10-K	09/26/01	3.6

3.7	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock.	10-K	09/26/01	3.7

4.1	Second Amended and Restated Rights Agreement dated January 12, 1998 between Extreme Network and certain stockholders.	S-1	02/05/99	4.1

4.2	Rights Agreement dated April 27, 2001 between Extreme Networks, Inc. and Mellon Investor Services LLC.	8-K/A	06/07/01	4.2

4.3	Indenture, dated December 5, 2001 between Extreme Networks, Inc. and State Street Bank and Trust Company of California, N.A.	S-3	02/26/02	4.3

4.4	Registration Rights Agreement dated December 5, 2001 between Extreme Networks, Inc. and Goldman Sachs & Co., as representative	S-3	02/26/02	4.4

4.5	Warrant to Purchase Common Stock issued to Avaya, Inc.	S-3	01/28/04	4.1

10.1	Form of Indemnification Agreement for directors and officers.	S-1	02/05/99	10.1

10.2*	Amended 1996 Stock Option Plan and forms of agreements thereunder.	S-1	02/05/99	10.2

10.3*	1999 Employee Stock Purchase Plan.	S-1	02/05/99	10.3

10.4*	2000 Nonstatutory Stock Option Plan.	10-K	09/24/00	10.7

10.5	Exhibit 10.14 Lease agreement dated July 28, 2000 between San Tomas Properties LLC, a Delaware limited liability company, as Landlord, and Extreme Networks, Inc, a Delaware Corporation, as Tenant.	10-Q	11/14/00	10.14

10.6	Purchase Agreement dated November 29, 2001 between Extreme Networks, Inc. and Goldman Sachs & Co., as representative.	S-3	02/26/02	10.15

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description of Document	Form	Filing Date	Number
10.7	2001 Nonstatutory Stock Option Plan.	Schedule TO	10/31/01	(d	)(9)

12.1	Statement re: Computation of Ratios.					X

21.1	Subsidiaries of Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see page 81 of this Form 10-K).					X

31.1	Section 302 Certification of Chief Executive Officer.					X

31.2	Section 302 Certification of Chief Financial Officer.					X

32.1	Section 906 Certification of Chief Executive Officer.					X

32.2	Section 906 Certification of Chief Financial Officer.					X

*	Indicates management contract or compensatory plan or arrangement.