Form 10-Q
period 2006-10-01
EXTREME NETWORKS INC
filed 2007-06-28
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

May 31, 2007 was 114,037,984.

Explanatory Note

In September 2006, our Board of Directors formed a Special Committee (“Special Committee”) to conduct an independent review of our historical stock option granting and accounting practices. Following the conclusion of the Special Committee’s investigation, and with the concurrence of management and the Audit Committee, the Company determined that it should have recognized approximately $223.0 million of pre-tax, non-cash, share-based compensation expense during fiscal years 2000 through 2005 that was not accounted for in the Company’s previously issued financial statements. In addition, the Company should have recorded approximately $0.3 million of income tax benefits. Therefore, in our Annual Report on Form 10-K for the year ended July 2, 2006 (the “2006 Form 10-K”), we restated financial information for each of the fiscal years ended July 3, 2005, June 27, 2004, June 29, 2003, June 30, 2002, July 1, 2001, and July 2, 2000. None of the information in this Quarterly Report on Form 10-Q is restated, although the filing of this report was delayed pending completion and filing of the 2006 Form 10-K.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED OCTOBER 1, 2006

I NDEX

Part I. Financial Information

Item 1.	Financial Statements

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 1, 2006	July 2, 2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$138,282	$92,598
Short-term investments	251,385	297,726
Accounts receivable, net	27,845	27,681
Inventories, net	24,077	19,303
Prepaid expenses and other current assets, net	8,328	9,420

Total current assets	449,917	446,728
Property and equipment, net	44,820	46,499
Marketable securities	33,750	42,781
Other assets, net	22,196	22,710

TOTAL ASSETS	$550,683	$558,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,353	$20,138
Accrued compensation and benefits	11,992	11,758
Restructuring liabilities	6,601	5,571
Accrued warranty	7,168	7,027
Deferred revenue	33,492	35,406
Convertible subordinated notes	200,000	200,000
Other accrued liabilities	21,724	19,581

Total current liabilities	305,330	299,481
Restructuring liabilities, less current portion	10,443	11,471
Deferred revenue, less current portion	9,265	9,699
Deferred income taxes	604	579
Other long-term liabilities	1,306	1,307
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock and capital in excess of par value	930,341	927,835
Treasury stock	(44,901)	(33,700)
Accumulated other comprehensive income (loss)	(390)	(1,567)
Accumulated deficit	(661,315)	(656,387)

Total stockholders’ equity	223,735	236,181

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$550,683	$558,718

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	October 1, 2006	October 2, 2005
Net revenues:
Product	$67,982	$81,917
Service	15,781	16,005

Total net revenues	83,763	97,922

Cost of revenues:
Product	31,799	35,926
Service	8,813	8,708

Total cost of revenues	40,612	44,634

Gross margin:
Product	36,183	45,991
Services	6,968	7,297

Total gross margin	43,151	53,288

Operating expenses:
Sales and marketing	25,443	25,916
Research and development	15,774	16,263
General and administrative	7,605	7,175
Restructuring charge	1,534	—

Total operating expenses	50,356	49,354

Operating income (loss)	(7,205)	3,934
Other income, net	3,064	929

Income (loss) before income taxes	(4,141)	4,863
Provision for income taxes	786	510

Net income (loss)	$(4,927)	$4,353

Net income (loss) per share — basic	$(0.04)	$0.04

Net income (loss) per share — diluted	$(0.04)	$0.03

Shares used in per share calculation — basic	115,653	123,018

Shares used in per share calculation — diluted	115,653	124,754

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	October 1, 2006	October 2, 2005
Cash flows from operating activities:
Net income (loss)	$(4,927)	$4,353
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,361	3,165
Provision for doubtful accounts	2	614
Provision for excess and obsolete inventory	467	155
Deferred income taxes	25	—
Amortization of warrant	1,012	1,892
Loss on disposal of assets	76	—
Share-based compensation	1,850	1,870
Restructuring	1,534	—
Changes in operating assets and liabilities, net:
Accounts receivable	(218)	1,336
Inventories	(5,239)	4,439
Prepaid expenses and other assets	647	3,933
Accounts payable	4,215	(468)
Accrued compensation and benefits	234	(1,065)
Restructuring liabilities	(1,532)	(1,482)
Lease liability	—	(471)
Accrued warranty	141	(138)
Deferred revenue	(2,348)	(4,921)
Other accrued liabilities	2,218	(2,391)

Net cash provided by operating activities	518	10,821

Cash flows from investing activities:
Capital expenditures	(758)	(1,963)
Purchases of investments	(76,980)	(91,841)
Proceeds from sales and maturities of investments and marketable securities	133,450	27,282

Net cash provided by (used in) investing activities	55,712	(66,522)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	655	1,376
Repurchase of common stock	(11,201)	—

Net cash provided by (used in) financing activities	(10,546)	1,376

Net increase (decrease) in cash and cash equivalents	45,684	(54,325)
Cash and cash equivalents at beginning of period	92,598	127,470

Cash and cash equivalents at end of period	$138,282	$73,145

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Extreme Networks, Inc. (referred to as “Extreme Networks” and as “we”, “us” and “our”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at July 2, 2006 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2006.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at October 1, 2006. The results of operations for the first quarter of fiscal 2007 are not necessarily indicative of the results that may be expected for fiscal 2007 or any future periods.

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

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventories, which are net of an allowance for excess and obsolete inventory (which we determine primarily based on future demand forecasts) of $5.6 million and $5.1 million at October 1, 2006 and July 2, 2006, respectively, consist of (in thousands):

	October 1, 2006	July 2, 2006
Raw materials	$386	$431
Finished goods	23,691	18,872

Total	$24,077	$19,303

Sales to Distributors

We defer recognition of revenue on all sales to distributors until the distributor successfully resells the product, typically to an authorized reseller. Distributors regularly provide us their “sales-out” reports for this purpose. Until it is sold, inventory held by distributors is included in our reported finished goods inventory and was $4.3 million and $3.2 million at October 1, 2006 and July 2, 2006, respectively. The accounts receivable owed us by distributors, net of the deferred revenue from sales to distributors, is recorded in prepaid expenses and other current assets, as reflected in the following table (in thousands):

	October 1, 2006	July 2, 2006
Accounts receivable, net of allowance for doubtful accounts of $248 ($300 at July 2, 2006)	$19,654	$17,158
Deferred revenue	(18,306)	(13,325)

Net, included in Prepaid expenses and other current assets	$1,348	$3,833

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

We have determined that the requirements of FIN 45 apply to our standard product warranty liability. The following table summarizes the activity related to our product warranty liability during the first quarter of fiscal 2007 and fiscal 2006 (in thousands):

	Three Months Ended
	October 1, 2006	October 2, 2005
Balance beginning of period	$7,027	$7,471
New warranties issued	2,508	2,788
Warranty expenditures	(2,367)	(2,926)

Balance end of period	$7,168	$7,333

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

Deferred Support Revenue

We offer renewable support arrangements, including extended warranty contracts, to our customers that range generally from one to five years. The change in our deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended
	October 1, 2006	October 2, 2005
Balance beginning of period	$41,722	$47,849
New support arrangements	13,318	10,185
Recognition of support revenue	(14,451)	(14,478)

Balance end of period	40,589	43,556
Less current portion	31,324	32,250

Non-current deferred revenue	$9,265	$11,306

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

The adoption of FAS 143-1 in the first quarter of fiscal 2006 did not have a material impact on our financial position and results of operations. We are continuing to analyze the impact of the Directive, and FSP 143-1, on our consolidated financial position and results of operations as additional EU member countries adopt the Directive.

Accounting for Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) released its final Interpretation on uncertain tax positions, FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2006. The Company is currently assessing the impact of adopting this standard.

2. Share-Based Compensation

On July 4, 2005, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”) using the modified-prospective-transition method.

Share-based compensation recognized in the condensed consolidated financial statements by line item caption is as follows (dollars in thousands):

	Three Months Ended
	October 1, 2006	October 2, 2005
Cost of product revenue	$197	$170
Cost of service revenue	123	108
Sales and marketing	667	782
Research and development	558	525
General and administrative	305	285

Total share-based compensation expense	1,850	1870
Share-based compensation cost capitalized in inventory	0	24

Total share-based compensation cost	$1,850	$1894

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

For options granted after July 3, 2005, and valued in accordance with FAS 123R, we used the straight-line method for expense attribution, and we estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rate in the first quarter of fiscal 2007, based on our historical forfeiture experience, is approximately 10%.

	Stock Option Plans		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Expected life	2.5 yrs	2.6 yrs	0.9 yrs	0.6 yrs
Risk-free interest rate	4.90%	3.95%	5.03%	3.69%
Volatility	51%	62%	37%	45%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The Black-Scholes-Merton option valuation model requires the input of highly subjective assumptions, including the expected life of the share-based award and stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our share-based compensation cost could have been materially different from that recorded. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

The weighted-average grant-date per share fair value of options granted in the first quarter of fiscal 2007 and fiscal 2006 were $1.26 and $1.86, respectively. The weighted-average estimated per share fair value of shares granted under our 1999 Employee Stock Purchase Plan in the first quarter of fiscal 2007 and fiscal 2006 were $1.13 and $1.45, respectively.

3. Commitments, Contingencies and Leases

Stock Repurchase Program

On October 20, 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock. This authorization will expire in October 2007. In the quarter ended October 1, 2006, we repurchased approximately 3.0 million shares for approximately $11.2 million, primarily through open market purchases, bringing the cumulative total to 10.2 million repurchased shares for approximately $44.9 million. On October 25, 2006 the Board of Directors terminated the share repurchase plan, and as of that date, we had repurchased approximately 11.1 million shares for approximately $48.3 million.

Line of Credit

We have a revolving line of credit for $10.0 million with a major lending institution. Borrowings under this line of credit bear interest at the bank’s prime rate. As of October 1, 2006, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of October 1, 2006, we had letters of credit totaling $0.7 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of October 1, 2006. The line of credit expires on January 25, 2007.

Purchase Commitments

We currently have arrangements with one contract manufacturer and other suppliers for the manufacture of our products. Our arrangements allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by us. We are obligated to the purchase of long lead-time component inventory that our contract manufacturer procures in accordance with the forecast, unless we give notice of order cancellation outside of applicable component lead-times. As of October 1, 2006, we had non-cancelable commitments to purchase approximately $24.9 million of such inventory during the second quarter of fiscal 2007.

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

Late SEC Filing and Nasdaq Delisting Proceedings

As discussed in the Explanatory Note to this Quarterly Report, the Company did not timely file its Form 10-K for the fiscal year ending July 2, 2006 or the Quarterly Reports on Forms 10-Q for the quarters ended October 1, 2006, December 31, 2006 and April 1, 2007. As a result, the Company initially received two Nasdaq Staff Determination letters, dated September 22, 2006, and November 15, 2006, respectively, stating that the Company was not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that the Company’s stock was subject to delisting from the Nasdaq Global

Select Market. The Company appealed the determination in the September 22, 2006 letter and requested a hearing before a Nasdaq Listing Qualifications Panel. On November 9, 2006, we attended a hearing, at which we simultaneously sought appropriate exceptions to the filing requirements from the Panel pending completion and filing of both our delinquent 10-K and 10-Q report for the quarter ended October 1, 2006. On January 8, 2007, the Panel granted our request for continued listing of our stock on the Nasdaq Global Select Market, subject to the condition that we file the 10-K annual report and our Quarterly Report on Form 10-Q for the quarter ended October 1, 2006 on or before March 21, 2007.

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

With the filing of our Annual Report on Form 10-K for fiscal year 2006, this Quarterly Report and our Quarterly Reports on Forms 10-Q for the quarters ended December 31, 2006, and April 1, 2007, the Company believes that it has returned to full compliance with SEC reporting requirements and Nasdaq listing requirements. The Company therefore expects that the Nasdaq delisting matter will be closed, and will seek confirmation from Nasdaq of that result.

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

A third derivative action was filed in the same court on May 31, 2007 by Frank A. Grucel, an individual identifying himself as a shareholder of the Company, purporting to assert claims on the Company’s behalf relating to the Company's historic stock options granting practices. The complaint seeks unspecified monetary and injunctive relief and asserts claims for violations of Section 14(a) of the Securities Exchange Act of 1934, an accounting of all stock option grants made to the named defendants, breach of fiduciary duty and aiding and abetting such breach, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, rescission, violations of California Corporations Code Section 25402, and breach of fiduciary duties related to insider selling and alleged misappropriation of information. Extreme Networks, Inc. is named as a nominal defendant in this action, and the individual named defendants are Gordon L. Stitt, Herb Schneider, Stephen Haddock, Alexander J. Gray, Frank C. Carlucci, William R. Slakey, Charles Carinalli, Harry Silverglide, Michael West, Kenneth Levy, Robert L. Corey, Peter Wolken, Michael Palu, and Alicia Moore.

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

On December 27, 2005, Broadband Office Inc. (“Broadband”) served an amended complaint, adding Extreme Networks as a defendant in its lawsuit against Technology Credit Corporation (“TCC”) and Key Equipment Finance, Inc., seeking recovery of an alleged preferential payment in the amount of $0.8 million plus interest, purportedly paid by Broadband to TCC within ninety days prior to Broadband’s petition for bankruptcy protection. Extreme Networks disputes that it owes any money to Broadband, and intends vigorously to defend against the claims.

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

Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.).The operative amended complaint names as defendants Extreme Networks; six of our present and former officers and/or directors, including our CEO (the "Extreme Networks Defendants"); and several investment banking firms that served as underwriters of our initial public offering and October 1999 secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. Previously, we executed a settlement agreement presented to all issuer defendants. In that settlement, plaintiffs would dismiss and release all claims against the Extreme Network Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Extreme Networks Defendants would not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeded the amount of the insurance coverage. The Court gave preliminary approval to the settlement in February 2005 and held a hearing in April 2006 to consider final approval of the settlement. Before the Court issued a final decision on the settlement, on December 5, 2006 the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Thereafter, on December 14, 2006, the Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit Court of Appeals for a rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit Court of Appeals denied plaintiffs’ petition for a rehearing, but clarified that the plaintiffs may seek to certify a more limited class. Accordingly, the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the decision of the Second Circuit Court of Appeals. On April 30, 2007, Plaintiffs stated that they intend to present a proposed redefined class to the Court. If the settlement is not amended or renegotiated and then approved by the Court, there is no assurance that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

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

4. Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended
	October 1, 2006	October 2, 2005
Net income (loss)	$(4,927)	$4,353
Other comprehensive income (loss):
Unrealized gain (loss) on investments:
Change in net unrealized gain (loss) on investments	1,100	(351)
Less: Net gain on investments realized and included in net income	—	—

Net unrealized gain (loss) on investments	1,100	(351)
Unrealized gain on derivatives	(1)	(1)
Foreign currency translation adjustments	78	(135)

Total comprehensive income (loss)	$(3,750)	$3,866

5. Income Taxes

We recorded an income tax provision of $0.8 million and $0.5 million for the first quarter of fiscal 2007 and the first quarter of fiscal 2006, respectively. The income tax provision for the first quarter of fiscal 2007 reflects an effective tax rate of negative 15%, which differs from the statutory tax rate due to benefits to the tax impact of income from foreign operations and unbenefited losses in the U.S. taxes due to the full valuation allowance on our net deferred tax assets in accordance with SFAS 109. The income tax provision for the first quarter of fiscal 2006 reflects an effective tax rate of 10%, which differs from the statutory tax rate due to benefits to U.S. taxes from net operating loss carryforwards and tax credit carryforwards, offset by the tax impact of income from foreign operations. The effective tax rate is estimated based on estimated full year earnings, and may be subject to revision during fiscal 2007.

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

6. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options, warrants and convertible subordinated notes. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings (loss) per share calculation plus the dilutive effect of shares subject to repurchase, options, warrants and convertible subordinated notes.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	October 1, 2006	October 2, 2005
Net income (loss)	$(4,927)	$4,353

Weighted-average shares of common stock outstanding	115,653	123,018
Less: Weighted-average shares subject to repurchase	—	—

Weighted-average shares used in per share calculation — basic	115,653	123,018
Incremental shares using the treasury stock method	—	1,736

Weighted-average shares used in per share calculation — diluted	115,653	124,754

Net income (loss) per share – basic	$(0.04)	$0.04

Net income (loss) per share – diluted	$(0.04)	$0.03

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be antidilutive for the periods (in thousands):

	Three Months Ended
	October 1, 2006	October 2, 2005
Stock options outstanding:
In-the-money options	507	—
Out-of-the-money options	20,879	19,785
Warrants	857	—
Convertible subordinated notes	9,542	9,542

Total potential shares of common stock excluded from the computation of earnings per share	31,785	29,327

The computation of diluted net income (loss) per share for the first fiscal quarter of 2007 and 2006 excludes the impact of the conversion of the convertible subordinated notes, which are convertible into approximately 9.5 million shares of common stock, as the impact of adding back to income the after tax interest expense associated with the convertible subordinated notes, and including the impact of the common shares to be issued, would be antidilutive in these periods.

Warrants and stock options with an exercise price lower than our average stock price for the periods presented (“In-the-money stock options”) are excluded from the calculation of diluted net (loss) per share in the quarter ended October 1, 2006 since the effect would have been antidilutive under the treasury stock method due to the net loss in the period.

Stock options outstanding with an exercise price higher than our average stock price for the periods presented (“Out-of-the-money stock options”) are excluded from the calculation of diluted net income (loss) per share since the effect would have been anti-dilutive under the treasury stock method.

7. Restructuring Liabilities

As of October 1, 2006, restructuring liabilities were $17.0 million and consisted of obligations under excess facility operating leases and severance costs. During the first quarter of fiscal 2007, we recorded a restructuring charge of $1.5 million for our Japan operations, $1.3 million of which represented severance charges and $0.2 million represented an excess facilities charge. The severance charges of $1.3 million related to a reduction in our Japan staff during the first quarter of fiscal 2007.

An excess facility charge was initially recognized during fiscal 2002 to permanently reduce occupancy or vacate certain domestic and international facilities. The charge for excess facilities was comprised primarily of future minimum lease payments payable over the remaining life of the leases, net of total estimated sublease income. Since the commercial real estate market continued to be weak in certain areas during fiscal 2006, we concluded that we would not be able to find a suitable tenant for the remaining vacant facility and accordingly adjusted our estimate by $3.3 million to exclude any future sublease income assumption for that facility. The actual costs could differ from our estimates, and additional adjustments to the restructuring liability could be recorded if we are unable to negotiate reasonable termination fees on certain facilities, if facility sub-lease rental rates change, or if other estimates and assumptions change.

Activity with respect to restructuring liabilities is as follows (in thousands):

	Excess Facilities	Severance	Total
Balance at July 2, 2006	$17,042	$—	$17,042
Charge in first quarter of fiscal 2007	172	1,362	1,534
Cash payments	(1,532)	—	(1,532)

Balance at October 1, 2006	15,682	1,362	17,044
Less: current portion	5,239	1,362	6,601

Restructuring liabilities at October 1, 2006, less current portion	$10,443	$—	$10,443

Proposed Sale of Corporate Campus

On April 24, 2006, the Company announced that it had entered into a contract for the sale of its corporate headquarters campus in Santa Clara, California at a price of $70 million (the “Campus Sale Agreement”). Under the Campus Sale

Agreement, completion of the transaction was contingent upon the satisfaction of certain conditions. On October 31, 2006, the Company announced that the Campus Sale Agreement expired under its terms. Accordingly, the parties are no longer bound to proceed with the transaction, and the proposed purchaser has the right not to proceed with the transaction. The Company continues to review its alternatives with respect to this matter, but cannot make any predictions at this time.

8. Subsequent Event

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

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations regarding results of operations, our ability to expand our market penetration, our ability to expand our distribution channels, customer acceptance of our products, our ability to meet the expectations of our customers, product demand and revenue, cash flows, product gross margins, our expectations to continue to develop new products and enhance existing products, our expectations regarding the amount of our research and development expenses, our expectations relating to our selling, general and administrative expenses, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expectations concerning the availability of products from suppliers and contract manufacturers, anticipated product costs and sales prices, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding the rationalization of our workforce and facilities, our efforts to sell our corporate campus, and our expectations regarding materials and inventory management. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the section entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-Q and other filings we have made with the Securities and Exchange Commission.

Business Overview

We develop and sell a family of modular and stackable network infrastructure equipment and offer related service contracts for extended warranty and maintenance agreements. Substantially all of our revenue is derived from the sale of networking equipment and the related service contracts. We believe that understanding the following key developments is helpful to an understanding of our operating results for the first quarter of fiscal 2007.

Increased Product Breadth

We believe that continued success in the marketplace will depend on our ability to develop new and enhanced products employing leading-edge technology. In fiscal 2006, we introduced several new products that allow for the continued deployment of secure, converged networks as well as the expansion of the ExtremeXOS™ operating system from the core to the edge of the network. The following products were introduced in fiscal 2006: the BlackDiamond 8806 enterprise edge modular switch, the Summit WM100 and WM1000 wireless network controllers, the Sentriant security appliance for the detection and mitigation of rapidly propagating threats, the BlackDiamond 12804 modular switch, a next generation Layer 3 chassis switch for metro Ethernet providers and enterprise converged networks and the Summit X450a 24t, Summit X450a 48t, Summit 450e 24p ExtremeXOSTM-based fixed switches.

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

Business Environment

Throughout fiscal 2003 and early 2004, the primary factor that impacted our operations and financial performance was weak demand for networking equipment resulting from the continuing weakness of the global and U.S. economies. Weak economic conditions persisted through most of fiscal 2004, but beginning in the third quarter of fiscal 2004, we began to see evidence of strengthening demand for our products. In fiscal 2005, we continued to generate revenue growth, although not each and every quarter, and not in all geographic markets. In fiscal 2006 and the first quarter of fiscal 2007, however, we experienced a significant decline in demand for our product in the service provider segment in Japan and lower revenue in the enterprise segment in the U.S.

Results of Operations

Our operations and financial performance have been affected by the economic factors described above, and during the first quarter of fiscal 2007, we experienced the following results (with comparisons to the first quarter of fiscal 2006):

•	Net revenues of $83.8 million, a decrease of 14.5% from the first quarter of fiscal 2006 net revenues of $97.9 million.

•	Service revenue of $15.8 million, a decrease of 1.4% from first quarter of fiscal 2006 service revenue of $16.0 million.

•	Total gross margin of 51.5% of net revenues, down from 54.4% in the first quarter of fiscal 2006.

•	Net loss of $4.9 million, a decrease from $4.4 million of net income in the first quarter of fiscal 2006.

•

Cash flow from operating activities was $0.5 million in the three months ending October 1, 2006. Cash and cash equivalents, short-term investments and marketable securities decreased by $9.7 million in the three months ended October 1, 2006 to $423.4 million. We continued to repurchase shares under our share repurchase program authorized by our board of directors in the first quarter of fiscal 2006 by repurchasing approximately 3.0 million shares for $11.2 million in the first quarter of fiscal 2007.

Net Revenues

The following table presents net product and service revenues for the first quarter of fiscal 2007 and fiscal 2006 (dollars in thousands):

	Three months ended
	October 1, 2006	% of Net Revenues	October 2, 2005	% of Net Revenues
Net Revenues:
Product	$67,982	81.2%	$81,917	83.7%
Service	15,781	18.8%	16,005	16.3%

Total net revenues	$83,763	100.0%	$97,922	100.0%

Net revenues were $83.8 million in the first quarter of fiscal 2007 and $97.9 million in the first quarter of fiscal 2006, representing a decrease of 14.5% in the first quarter of fiscal 2007 from the first quarter of fiscal 2006.

Product revenue decreased to $68.0 million for the first quarter of fiscal 2007 from $81.9 million for the first quarter of fiscal 2006, a decrease of $13.9 million, or 17.0%. This decrease was primarily due to a decrease in the volume of units sold, primarily from a decline in sales in the United States and Japan.

Service revenue decreased to $15.8 million for the first quarter of fiscal 2007 from $16.0 million for the first quarter of fiscal 2006, a decrease of $0.2 million, or 1.4%. This decrease was primarily due to lower maintenance and training revenue.

The following table presents the total net revenue geographically for the first quarter of fiscal 2007 and fiscal 2006 (dollars in thousands):

	Three months ended
	October 1, 2006	% of Net Revenues	October 2, 2005	% of Net Revenues
Net Revenues:
United States	$34,241	40.9%	$45,116	46.1%
Europe, Middle East and Africa	32,839	39.2%	30,073	30.7%
Japan	4,609	5.5%	10,729	11.0%
Other	12,074	14.4%	12,004	12.2%

Total net revenues	$83,763	100.0%	$97,922	100.0%

Sales of products and services outside the United States accounted for approximately 59% of our business in the first quarter of fiscal 2007, compared to 54% in the first quarter of fiscal 2006. Revenue outside the U.S., as a percentage of total net revenue, in the first quarter of fiscal 2007 increased by 5% compared to the year-ago quarter due primarily to an increase in revenue in Europe, Middle East and Africa, offset by a decrease in revenue in Japan. Total net revenue in Europe, Middle East and Africa increased in the current quarter over the prior year quarter following the recent trend of improved demand in that geographic region. Total revenue in Japan decreased in the current quarter as a result of lower demand for networking products within the service provider segment. We expect that export sales will continue to represent a significant portion of net revenue, although export sales may fluctuate as a percentage of net revenue. Substantially all sales transactions are denominated in United States dollars.

We rely upon multiple channels of distribution, including two-tiered distribution in which large distributors purchase our product and make it available to resellers. Revenue through the distributor channel as a percentage of total product revenue was 42% in the first quarter of fiscal 2007 and 33% in the first quarter of fiscal 2006. The level of sales to any one customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. One distributor, Tech Data, accounted for greater than 10% of our net revenue for the first quarter of fiscal 2007. No customer accounted for greater than 10% of our net revenue for the first quarter of fiscal 2006.

Cost of Revenues and Gross Margin

The following table presents the gross margin on product and service revenues and the gross margin percentage of product and service revenues for the first quarter of fiscal year 2007 and fiscal 2006 (dollars in thousands):

	Three months ended
	October 1, 2006	% of Revenue	October 2, 2005	% of Revenue
Gross margin:
Product	$36,183	53.2%	$45,991	56.1%
Service	6,968	44.2%	7,297	45.6%

Total gross margin	$43,151	51.5%	$53,288	54.4%

Gross margin was $43.2 million in the first quarter of fiscal 2007 and $53.3 million in the first quarter of fiscal 2006, representing a decrease of 18.9% in the first quarter of fiscal 2007 from the first quarter of fiscal 2006. Gross margin as a percentage of net revenues was 51.5% and 54.4% in the first quarter of fiscal 2007 and fiscal 2006, respectively.

Cost of product revenue includes costs of raw materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans and document control. Product gross margin in the first quarter of fiscal 2007 was $36.2 million, representing 53.2% of product revenues as compared to $46.0 million in the first quarter of fiscal 2006, or 56.1% of product revenue. The decrease in product gross margin as a percentage of product revenues was primarily due to lower revenue, offset by lower per-unit product costs due to a shift in product mix and lower operations costs.

Cost of product revenue in all periods includes the cost of our manufacturing overhead. We outsource substantially all of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, document control and repairs at our facility in Santa Clara, California. Accordingly, a significant portion of our cost of product revenue consists of payments to our contract manufacturer, Flextronics International, Ltd. located in San Jose, California, and Guadalajara, Mexico, and to our original design manufacturer, Alpha Networks, Inc located in Hsinchu, Taiwan, R.O.C. and Dongguan City, China.

Our cost of service consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross margin in the first quarter of fiscal 2007 was $7.0 million, representing 44.2% of service revenues as compared to $7.3 million in the first quarter of fiscal 2006, or 45.6% of service revenue. The decrease in service gross margin in the first quarter of fiscal 2007, compared to the prior year quarter, was primarily due to slight increases in service operations overhead and costs associated with processing repairs and replacements.

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

Share-based Compensation Costs

Share-based compensation recognized in the financial statements by line item caption is as follows (dollars in thousands):

	Three months ended
	October 1, 2006	October 2, 2005
Cost of product revenue	$197	$170
Cost of service revenue	123	108
Sales and marketing	667	782
Research and development	558	525
General and administrative	305	285

Total share-based compensation expense	1,850	1,870

Share-based compensation cost capitalized in inventory	—	24

Total share-based compensation cost	$1,850	$1,894

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the table in Note 2 to the Condensed Consolidated Financial Statements. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on both the implied volatilities from traded options on our stock and historical volatility on our stock.

The Black-Scholes-Merton option valuation model requires the input of highly subjective assumptions, including the expected life of the share-based award and stock price volatility. The assumptions used in calculating the fair value of share-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our share-based compensation expense could have been materially different. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those awards expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses decreased to $25.4 million for the first quarter of fiscal 2007 from $25.9 million for the first quarter of fiscal 2006, a decrease of $0.5 million, or 1.9%. This decrease was primarily due to decreased payroll and related personnel expenses due to lower commissions expense as a result of lower revenue. The level of our sales and marketing spending in the future, in dollars and as a percentage of net revenues will depend on many factors, including the rate at which we expand our sales force and the rate at which our net revenues change.

Research and Development Expenses

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses decreased slightly to $15.8 million for the first quarter of fiscal 2007 from $16.3 million for the first quarter of fiscal 2006. This decrease was due to a reduction in the amortization of the Avaya warrant of approximately $0.7 million and lower engineering project expenses, offset by higher personnel expenses due to increased headcount. We expense all research and development costs as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and as a result, we expect research and development expenses to increase in absolute dollars.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, legal fees, professional fees and other general corporate expenses. General and administrative expenses increased to $7.6 million for the first quarter of fiscal 2007 from $7.2 million for the first quarter of fiscal 2006, an increase of $0.4 million, or 5.6%. This increase was primarily due to increased legal fees of $1.3 million, offset by decreased bad debt expense of $0.6 million. Legal expenses related to intellectual property litigation are expected to continue at higher levels in fiscal 2007 than in fiscal 2006. In addition, we also expect to incur higher professional fees in the coming periods as a result of an investigation by a special committee of our Board of Directors of our historical practices for stock option grants and the accounting for option grants. Expenses as a result of compliance with the Sarbanes-Oxley Act of 2002, and Section 404 thereof, are expected to continue at similar levels than fiscal 2006.

Restructuring Charge

During the first quarter of fiscal 2007, we recorded a restructuring charge of $1.5 million for our Japan operations, $1.3 million of which represented severance charges and $0.2 million represented an excess facilities charge. The severance charges of $1.3 million related to a reduction in our staff in Japan during the first quarter of fiscal 2007.

Other Income, Net

Other income, net increased to $3.1 million for the first quarter of fiscal 2007 from $0.9 million for the first quarter of fiscal 2006, an increase of $2.2 million, or 244.4%. This increase is attributable principally to increased interest income of $1.5 million due to an increase in average interest rates and to a lesser extent, an increase in available investment balances due to positive cash flow from operations.

Provision for Income Taxes

The provisions for income taxes of $0.8 million and $0.5 million for the first quarter of fiscal 2007 and the first quarter of fiscal 2006, respectively, were recorded for estimated taxes due on income generated in certain state and foreign tax jurisdictions. The estimated effective tax rate was negative 15% in the first fiscal quarter of 2007, which differs from the statutory tax rate due to benefits to the tax impact on income from foreign operations and unbenefited losses in the U.S. taxes due to the full valuation allowance on our net deferred tax assets in accordance with SFAS 109. The estimated effective tax rate was 10% in the first fiscal quarter of 2006, which differs from the statutory tax rate due to benefits to U.S. taxes from net operating loss carryforwards and tax credit carryforwards, offset by the tax impact on income from foreign operations. The effective tax rate is estimated based on estimated full year earnings, and may be subject to revision during fiscal 2007.

We have provided a full valuation allowance for our net deferred tax assets. We initially recorded this charge during fiscal 2003 in accordance with SFAS No. 109, which places greater weight on previous cumulative losses than the outlook for future profitability when determining whether deferred tax assets can be realized. Based upon our most recent three-year history of losses, as of the date of determining the charge, and relying on other guidance specified in SFAS 109, we determined that it was appropriate to establish a full valuation allowance against our deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements included in our Form 10-K for the year ended July 2, 2006. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three-month period ended October 1, 2006 compared to those discussed in our Annual Report of Form 10-K for the year ended July 2, 2006.

Recently Issued Accounting Standards

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We currently in the process of determining the impact of adopting the provisions of SFAS 157 on our financial position, results of operations and cash flows.

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

The adoption of FAS 143-1 in the first quarter of fiscal 2006 did not have a material impact on our consolidated financial position and results of operations. We are continuing to analyze the impact of the Directive, and FSP 143-1, on our consolidated financial position and results of operations as additional EU member countries adopt the Directive.

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

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities decreased to $423.4 million at October 1, 2006 from $433.1 million at July 2, 2006, a decrease of $9.7 million. This decrease was primarily due to cash used to repurchase treasury stock of $11.2 million and capital expenditures of $0.8 million, partially offset by an increase in the unrealized gain on investments of $1.1 million, proceeds from issuance of common stock of $0.7 million and cash provided by operating activities of $0.5 million.

We generated $0.5 million in cash from operations in the first quarter of fiscal 2007. Net loss was $4.9 million and included significant non-cash charges including depreciation of $2.4 million, $1.9 million in share-based compensation expense, restructuring expense of $1.5 million and warrant amortization expense of $1.0 million. Accounts receivable, net, increased to $27.8 million at October 1, 2006 from $27.7 million at July 2, 2006. Days sales outstanding (“DSO”) in receivables was 30 days at October 1, 2006 and July 2, 2006. Net inventory levels increased to $24.1 million at October 1, 2006 from $19.3 million at July 2, 2006. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence because of declining demand, rapidly changing technology and customer requirements. Deferred revenue decreased to $42.8 million at October 1, 2006 from $45.1 million at July 2, 2006. This decrease was due primarily to the first quarter being a seasonally low quarter for service contract renewals.

We have a revolving line of credit for $10.0 million with a major lending institution. As of October 1, 2006, there were no outstanding borrowings under this facility. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of October 1, 2006, we had letters of credit totaling $0.7 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of October 1, 2006. The line of credit expires on January 25, 2007. It is our intention to renew this line of credit when it expires.

In December 2001, we completed a private placement of $200.0 million of convertible subordinated notes. The notes mature on December 1, 2006. Interest is payable semi-annually at 3.5% per annum. The notes are convertible at the option of the holders into our common stock at an initial conversion price of $20.96 per share, subject to adjustment. The notes are redeemable in cash at our option at a redemption price of 100.7% of the principal amount between December 2005 and November 2006, and 100% thereafter. Each holder of the notes has the right to cause us to repurchase all of such holder’s convertible notes at 100% of the principal amount plus accrued interest upon a change of control of ownership of Extreme Networks, as defined in the offering circular. Instead of paying the repurchase price in cash, we may, if we satisfy certain conditions, elect to pay the repurchase price in common stock valued at 95% of the average of the closing prices of our common stock for the five trading days immediately preceding and including the third trading day prior to the repurchase date.

On October 20, 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock. This authorization will expire in October 2007. From the beginning of the share repurchase program until October 1, 2006, we used $44.9 million to repurchase 10.2 million shares of stock, primarily through open market purchases. The repurchases were made in compliance with the Securities and Exchange Commission’s Rule 10b-18. On October 25, 2006, the Board of Directors terminated the share repurchase plan and as of that date, we had repurchased approximately 11.1 million shares for approximately $48.3 million.

We own our corporate headquarters in Santa Clara, California. The campus is located on approximately 16 acres of property in an area that may ultimately be suitable for residential development. On April 24 2006, we announced that we had entered into a contract for the sale of our corporate headquarters campus in Santa Clara, California at a price of $70 million (the “Campus Sale Agreement”). Under the Campus Sale Agreement, completion of the transaction was contingent upon the satisfaction of certain conditions. On October 31, 2006, we announced that the Campus Sale Agreement now has expired under its terms. Accordingly, the parties are no longer bound to proceed with the transaction, and the proposed purchaser has the right not to proceed with the transaction. We continue to review our alternatives with respect to this matter, but cannot make any predictions at this time.

The following summarizes our contractual obligations (including interest payments) at October 1, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	After Five Years
Contractual Obligations:
Convertible subordinated notes	$203,500	$203,500	$—	$—	$—
Non-cancelable inventory
Purchase commitments	24,883	24,883	—	—	—
Non-cancelable operating lease obligations	24,397	8,898	8,915	6,584	—
Other non-cancelable purchase commitments	3,500	2,000	1,500	—	—

Total contractual cash obligations	$256,280	$239,281	$10,415	$6,584	$—

We did not have any material commitments for capital expenditures as of October 1, 2006. Other non-cancelable purchase commitments represent manufacturing and technology agreements. We did not have any off-balance sheet arrangements as of October 1, 2006.

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

The Special Committee investigation and restatement activities have required us to expend significant management time and to incur significant legal, accounting, and other expenses. Although the Special Committee has concluded its investigation, the Special Committee may continue to assist the Company with follow-up activities arising from the restatement or otherwise related to its investigation. The issues surrounding the historical stock option grant practices are complex and require substantial resources to resolve. The cost and time to complete the amendment of our financial reports and to conclude any follow-up activities by the Special Committee may have a material adverse effect on our operating results or our common stock price. The period of time necessary to resolve any such follow-up matters is uncertain, and these matters could require significant additional attention and resources.

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

As a result of the Special Committee investigation and management’s internal review of our historical stock option practices and related matters, we identified a material weakness in our internal control over financial reporting related to our ability to retrospectively identify material accounting errors resulting from our historical stock option grants (see Item 4—Controls and Procedures). A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected. We believe that we have subsequently remedied this material weakness in our internal control over financial reporting, but there can be no assurance that our corrections were sufficient or fully effective, or that we will not discover additional material weaknesses in our internal control over financial reporting in the future.

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

We Cannot Assure You That We Will Be Profitable in the Future.

While we have reported profits in both fiscal 2006 and 2005, we were not profitable in each quarter during those years, nor were we profitable in our quarter ended October 1, 2006. In addition, we reported losses for fiscal 2004, 2003, 2002 and 2001 and our revenue declined in each of the four quarters of fiscal 2006 and the first quarter of fiscal 2007. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will continue to need to rationalize expense levels and increase revenue levels to achieve sustained profitability in future fiscal periods.

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

In fiscal 2005, fiscal 2006 and the first quarter of fiscal 2007, we reported revenues below expectations. Our results were particularly impacted by lower sales in the United States and Japan in fiscal 2006 and the first quarter of fiscal 2007, offset in part by increased service revenue and increased product revenue in the Asia Pacific region. We believe that revenues will increase in coming quarters; however, our future results could be adversely affected if longer term economic or industry trends are unfavorable.

Due to the foregoing factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.

Intense Competition in the Market for Networking Equipment Could Prevent Us from Increasing Revenue and Returning to Profitability.

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

International sales constitute a significant portion of our net revenues. Our ability to grow will depend in part on the expansion of international sales. Sales to customers outside of the United States accounted for approximately 59% and 54% of our net revenues for the first quarter of each of fiscal 2007 and fiscal 2006, respectively. Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

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

Conducting our Business on a Global Basis Requires Us to Comply with Various Foreign and Domestic Regulatory Requirements.

Conducting our business on a global basis subjects us to a number of frequently changing and complex regulatory requirements, and as we expand our operations into new territories, we may become subject to an increasing number of such regulatory requirements. These regulatory requirements vary from jurisdiction to jurisdiction, and may be inconsistent with one another. Our efforts to comply with the new and differing requirements increases our cost of goods and other expenses and may delay the production and shipment of our products, which could adversely impact revenue recognition and harm our financial results. In addition, failure to comply with the requirements of a single jurisdiction may adversely impact our ability to do business in that jurisdiction as well as other jurisdictions, which would harm our financial results.

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

Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment.

As of October 1, 2006, no customers accounted for more than 10% of our accounts receivable balance. Some of our customers are likely to experience serious cash flow problems and, as a result, may find it difficult to obtain financing, if financing is available at all. If our customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment of, the amounts that they owe us.

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

In addition, products or technologies acquired by us may include so-called “open source” software. Open source software is typically licensed for use at no initial charge, but imposes on the user of the open source software certain requirements to license to others both the open source software as well as the software that relates to, or interacts with, the open source software. Our use of open source software subjects us to certain additional risks for the following reasons:

•	open source license terms may be ambiguous and may result in unanticipated obligations regarding our products;

•	open source software cannot be protected under trade secret law; and

•	it may be difficult for us to accurately determine the developers of the open source code and whether the acquired software infringes third-party intellectual property rights

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

Adjustments to the Size of Our Operations May Require Us to Incur Unanticipated Costs.

Prior to the quarter ended April 1, 2001, we experienced rapid growth and expansion that placed a significant strain on our resources. Subsequent to that period, we have from time to time incurred unanticipated costs to reduce the scope of our operations to a level consistent with lower forecasted sales. In the first quarter of fiscal 2007, we reduced our operations in Japan and recognized $1.3 million in termination benefits provided to employees affected by the downsizing and recognized costs of $0.2 million associated with excess facilities. We may make mistakes in structuring or operating our business, such as inaccurate sales forecasting or incorrect material planning. Any of these mistakes may lead to unanticipated fluctuations in our operating results. We cannot assure you that we will be able to size our operations in accordance with fluctuations of our business in the future.

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

To date, a limited number of resellers, distributors and other customers have accounted for a significant portion of our revenue. One distributor, Tech Data, accounted for greater than 10% of our net revenue for the first quarter of fiscal 2007. No customer accounted for greater than 10% of our net revenue for the first quarter of fiscal 2006. In addition, while no other distributor or customer has accounted for 10% or more of revenue in the recent fiscal years, sales to several distributors represent a high percentage of our sales. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected.

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

In particular, in December 2004 the Financial Accounting Standards Board issued a statement requiring companies to record stock option grants as compensation expense in their income statements. This statement was effective for us beginning with the first quarter of fiscal 2006. The methodology for expensing such stock options is based on, among other things, the historical volatility of the underlying stock and the expected life of our stock options. Our stock price has been historically volatile. Therefore, the adoption of this accounting standard has, and will continue to, negatively impact our profitability and may adversely impact our stock price. In addition, our adoption of this standard could limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees.

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

The operative amended complaint is brought purportedly on behalf of all persons who purchased Extreme Networks' common stock from April 8, 1999 through December 6, 2000. It names as defendants Extreme Networks; six of our present and former officers and/or directors, including our CEO (the "Extreme Networks Defendants"); and several investment banking firms that served as underwriters of our initial public offering and October 1999 secondary offering. Subsequently, plaintiffs and one of the individual defendants stipulated to a dismissal of that defendant without prejudice. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The Securities Act allegations against the Extreme Networks Defendants are made as to the secondary offering only. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants' motions to dismiss. The Court denied the motions to dismiss the claims in our case under the Securities Act of 1933. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against Extreme Networks and 184 other issuer defendants, on the basis that the complaints alleged that the respective issuers had acquired companies or conducted follow-on offerings after their initial public offerings. The Court denied the motion to dismiss the claims under Section 10(a) and 20(a) of the Securities Exchange Act of 1934 against the remaining Extreme Networks Defendants and 59 other individual defendants, on the basis that the respective amended complaints alleged that the individuals sold stock.

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

In addition, the EU also adopted Directive 2002/95/EC on Restriction on the Certain Hazardous Substances in Electrical and Electronic Equipment (the “RoHS Directive”). The RoHS Directive bans in the EU the use of certain hazardous materials in electrical and electronic equipment. The RoHS Directive went into effect on July 1, 2006, the date by which each EU-member country was required to adopt legislation implementing the RoHS Directive in that country. Certain EU-member countries where we import products have adopted such implementing legislation effective July 1, 2006, while other EU-member countries have either not yet adopted implementing legislation or have not yet adopted rules under their implementing legislation. The manner of implementation of the RoHS Directive in each EU country will likely vary, and we will face challenges complying with the differing implementation of the RoHS Directive in each country. Failure to comply with the regulatory requirements in one jurisdiction may adversely impact our ability to do business in that jurisdiction as well as others. We have incurred higher manufacturing costs, experienced component part constraints in our supply chain in the fourth fiscal quarter of 2006, and increased our European service spare parts inventory by approximately $5.1 million as of July 2, 2006 as a result of complying with the RoHS Directive. We might incur further increased manufacturing costs, production delays and/or increased finished goods inventory and service spare parts inventory in complying with implementing legislation under the RoHS Directive, but we cannot currently estimate those costs because of uncertainty on how the RoHS Directive will be implemented in each EU-member country where we manufacture or import electrical or electronic equipment. We have experienced RoHS compliant product shortages during the initial implementation period that has caused, and may in the future cause, product shipments and revenue to be below expectations. To the extent those costs or delays are substantial, our financial condition or results of operations could be materially adversely affected. In addition, similar legislation has been or could be enacted in other countries outside the EU, the cumulative impact of which could similarly impact our financial condition or results of operations.

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

We Will Use a Substantial Portion of Our Working Capital to Repay our Debt Obligations.

In connection with the sale of convertible subordinated notes in December 2001, we incurred $200 million of indebtedness. The convertible subordinated notes are scheduled for repayment in December 2006 and we expect to use approximately $203.5 million to fund repayment of the principal and remaining interest of the convertible notes at that time.

We Have Entered into Long-Term Lease Agreements for Several Facilities that are Currently Vacant and May be Difficult to Sublease due to Current Real Estate Market Conditions.

We have certain long-term real estate lease commitments carrying future obligations for non-cancelable lease payments. Reductions in our workforce and the restructuring of operations since fiscal 2002 have resulted in the need to consolidate certain of these leased facilities, located primarily in Northern California, for which we recorded excess facilities charges of approximately $3.3 million in fiscal 2006, $6.5 million in fiscal 2004, and $9.6 million in fiscal 2003. For more information, see Note 13 of Notes to Condensed Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year ended July 2, 2006. We may incur additional charges for excess facilities as a result of additional reductions in our workforce or future restructuring of operations. We will continue to be responsible for all carrying costs of these facilities until such time as we can sublease these facilities or terminate the applicable leases based on the contractual terms of the lease agreements, and these costs may have an adverse effect on our business, operating results and financial condition.

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

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents, short-term investments, marketable securities and long-term debt that are subject to market risk by range of expected maturity and weighted-average interest rates as of October 1, 2006. This table does not include money market funds because those funds are generally not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
Included in cash and cash equivalents	$92,434			$92,434	$92,434
Weighted average interest rate	5.35%
Included in short-term investments	$176,842	$74,543		$251,385	$251,385
Weighted average interest rate	4.89%	3.44%
Included in marketable securities			$33,750	$33,750	$33,750
Weighted average interest rate			4.55%
Long-term debt	$200,000			$200,000	$200,000
Weighted-average interest rate	3.50%

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

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). At October 1, 2006, these forward foreign currency contracts had a notional principal amount of $5.3 million (fair value of $400). These contracts have maturities of less than 60 days.

Additionally, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS 133. At October 1, 2006, we held foreign currency forward contracts with a notional principal amount of $6.0 million (fair value of $6,000). These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction gains and losses from operations, including the impact of hedging, were a gain of $0.6 million in the first quarter of fiscal 2007 and a loss of $0.2 million in the first quarter of fiscal 2006.

Item 4.	Controls and Procedures

Material Weakness in Prior Period

As described in our 2006 Form 10-K, management identified a material weakness in the Company’s internal control over financial reporting as of July 2, 2006, in that the design and operation of the Company’s internal controls were not effective to provide reasonable assurance that material errors in the Company’s historical share-based compensation would be detected, in that, in light of the circumstances that existed as of July 2, 2006, the Company lacked effective procedures to retrospectively identify as of that date the material accounting errors in the Company’s historical financial statements that were later discovered and which have now been corrected in connection with the restatement of the Company’s 2000 through 2005 financial statements. As a result, the Company’s internal control over financial reporting was not effective as it related to the Company’s ability to retrospectively identify material accounting errors resulting from the Company’s historical stock option grants. Additionally, the Company recorded a material adjustment to its consolidated balance sheet as of July 2, 2006 as a result of these errors. The principal accounts affected by this material weakness as of July 2, 2006 were common stock and accumulated deficit.

As a result of the above material weakness, the Company concluded that, as of July 2, 2006, the Company’s internal control over financial reporting was not effective.

Remedial Measures Instituted by Extreme

On September 11, 2006, based on information developed by Company management and at the Audit Committee’s recommendation, the Board of Directors appointed the Special Committee to conduct an independent investigation of our historical practices for granting and accounting for stock options and to present findings and recommendations to the Board.

The Special Committee found deficiencies in the Company’s processes for approving and documenting options grants, which resulted in the Company erroneously treating the stated grant date as the measurement date for financial accounting purposes with respect to certain options. These deficiencies occurred predominantly during 1999 through 2001 (fiscal years 2000 through 2002), but continued in some respects during fiscal years 2003 and 2004. The Special Committee found no issues with the accounting for options granted in fiscal years 2005 and 2006. Based on the Special Committee’s review, the Company confirmed that it had correctly accounted for the majority of its stock option grants during the Review Period, but that recognition of non-cash share-based compensation charges was necessary with respect to certain grants, for reasons that varied with the particular facts and circumstances of each affected grant, including: grants that pre-dated the effective date of employment of the grantee; grants that were not approved until after the stated grant date; grants that were dated and priced at a time when lists of grant recipients and share allocations were not yet complete; grant dates that appeared to have been selected retrospectively, in some cases apparently due to price considerations; grants that were not accurately and timely documented; and grants that were completed and subsequently modified. The Special Committee found that the Company’s options granting and documentation processes improved substantially following the passage of the Sarbanes-Oxley Act of 2002 and the implementation of new controls and procedures under the current Vice President of Human Resources (who joined the Company in May 2003) and the current Vice President, Corporate Business Development, General Counsel and Secretary (who joined the Company in February 2004). The Company determined that its procedures were effective in enabling the Company to appropriately determine measurement date(s) for options grants made subsequent to fiscal 2004, and that the Company’s controls during the periods from the end of fiscal 2004 through fiscal 2006 were effective in enabling the Company to properly account for stock option grants made during that period. The material weakness identified by the Company as of July 2, 2006 did not affect the Company’s internal controls related to recording of and accounting for stock options granted during that period.

In light of the Special Committee investigation and the review of the Company’s stock option granting practices through October 1, 2006, we believe that the possibility that material errors in the Company’s historical share-based compensation could exist without detection by the Company was no more than remote as of the close of the quarter ended October 1, 2006, such that our internal control over financial reporting was effective as of that date.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

Change in Internal Control over Financial Reporting

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout our organization. During the quarter ended October 1, 2006, we commenced the investigation by the Special Committee and the review of the Company’s stock option granting practices through October 1, 2006. With the exception of those measures there were no changes in our internal control over financial reporting during the quarter to which this Report on Form 10-Q applies that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

As described in our Annual Report on Form 10-K for the fiscal year ended July 2, 2006, we are involved in the following legal proceedings:

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

Late SEC Filing and Nasdaq Delisting Proceedings

As discussed in the Explanatory Note to this Quarterly Report, the Company did not timely file its Form 10-K for the fiscal year ending July 2, 2006 or the Quarterly Reports on Forms 10-Q for the quarters ended October 1, 2006, December 31, 2006 and April 1, 2007. As a result, the Company initially received two Nasdaq Staff Determination letters, dated September 22, 2006, and November 15, 2006, respectively, stating that the Company was not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that the Company’s stock was subject to delisting from the Nasdaq Global Select Market. The Company appealed the determination in the September 22, 2006 letter and requested a hearing before a Nasdaq Listing Qualifications Panel. On November 9, 2006, we attended a hearing, at which we simultaneously sought appropriate exceptions to the filing requirements from the Panel pending completion and filing of both our delinquent 10-K and 10-Q report for the quarter ended October 1, 2006. On January 8, 2007, the Panel granted our request for continued listing of our stock on the Nasdaq Global Select Market, subject to the condition that we file the 10-K annual report and our Quarterly Report on Form 10-Q for the quarter ended October 1, 2006 on or before March 21, 2007.

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

With the filing of our Annual Report on Form 10-K for fiscal year 2006, this Quarterly Report and our Quarterly Reports on Forms 10-Q for the quarters ended December 31, 2006 and April 1, 2007, the Company believes it has returned to full compliance with SEC reporting requirements and Nasdaq listing requirements. The Company therefore expects that the Nasdaq delisting matter will be closed and will seek confirmation from Nasdaq of that result.

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

The plaintiff has asserted claims for violations of Sections 10(b) (including Rule 10b-5 thereunder), 14(a), and 20(a) of the Securities Exchange Act of 1934, unjust enrichment, breach of fiduciary duty and aiding and abetting such breach, rescission, and a claim for an accounting of all stock option grants made to the named defendants. Extreme Networks, Inc. is named as a nominal defendant in these actions. On behalf of Extreme Networks, Inc., the plaintiff seeks unspecified monetary and other relief against the named defendants. The plaintiff is Yenna Wu. The individual named defendants are Gordon L. Stitt, Herb Schneider, Stephen Haddock, Paul Romeo, Vito Palermo, Harold Covert, Darrell Scherbarth, Christopher N. Todd, Alexander J. Gray, Frank C. Carlucci, William R. Slakey, Charles Carinalli, Harry Silverglide, Michael West, Kenneth Levy, Robert L. Corey, Peter Wolken, and Promod Haque.

A similar derivative action was filed in the same court on May 2, 2007, by Linda Erikson, another individual identifying herself as a shareholder of the Company, alleging the same legal claims against the same individual defendants concerning the same subject matter.

A third derivative action was filed in the same court on May 31, 2007 by Frank A. Grucel, an individual identifying himself as a shareholder of the Company, purporting to assert claims on the Company’s behalf relating to the Company's historic stock options granting practices. The complaint seeks unspecified monetary and injunctive relief and asserts claims for violations of Section 14(a) of the Securities Exchange Act of 1934, an accounting of all stock option grants made to the named defendants, breach of fiduciary duty and aiding and abetting such breach, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, rescission, violations of California Corporations Code Section 25402, and breach of fiduciary duties related to insider selling and alleged misappropriation of information. Extreme Networks, Inc. is named as a nominal defendant in this action, and the individual named defendants are Gordon L. Stitt, Herb Schneider, Stephen Haddock, Alexander J. Gray, Frank C. Carlucci, William R. Slakey, Charles Carinalli, Harry Silverglide, Michael West, Kenneth Levy, Robert L. Corey, Peter Wolken, Michael Palu, and Alicia Moore.

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

Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.).The operative amended complaint names as defendants Extreme Networks; six of our present and former officers and/or directors, including our CEO (the "Extreme Networks Defendants"); and several investment banking firms that served as underwriters of our initial public offering and October 1999 secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. Previously, we executed a settlement agreement presented to all issuer defendants. In that settlement, plaintiffs would dismiss and release all claims against the Extreme Network Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Extreme Networks Defendants would not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeded the amount of the insurance coverage. The Court gave preliminary approval to the settlement in February 2005 and held a hearing in April 2006 to consider final approval of the settlement. Before the Court issued a final decision on the settlement, on December 5, 2006 the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Thereafter, on December 14, 2006, the Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit Court of Appeals for a rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit Court of Appeals denied plaintiffs’ petition for a rehearing, but clarified that the plaintiffs may seek to certify a more limited class. Accordingly, the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the decision of the Second Circuit Court of Appeals. On April 30, 2007, Plaintiffs stated that they intend to present a proposed redefined class to the Court. If the settlement is not amended or renegotiated and then approved by the Court, there is no assurance that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information regarding purchases by us of shares of our common stock during the first quarter of fiscal 2007:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 3, 2006 through July 30, 2006	966,741	(2)	$3.90		966,741	(2)	$12,528,760
July 31, 2006 through August 27, 2006	959,259	(2)	$3.60		959,259	(2)	$9,078,788
August 28, 2006 through October 1, 2006	1,123,864	(2)	$3.54		1,123,864	(2)	$5,098,590
Total	3,049,864		$3.67	(3)	3,049,864		$26,706,138

(1)	We announced on October 26, 2005 that on October 20, 2005 our Board of Directors authorized, subject to certain specifications, the repurchase of shares of our common stock up to an aggregate maximum amount of $50 million on the open market or in negotiated transactions through October 2007. On October 25, 2006, the Board of Directors terminated the share repurchase plan, and as of that date, we had repurchased approximately 11.1 million shares for approximately $48.3 million.
(2)	As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. During the first quarter of fiscal 2007, we repurchased 3.0 million shares of our common stock for $11.2 million under structured share repurchase transactions. From the beginning of the share repurchase program until October 1, 2006, we used $44.9 million to repurchase 10.2 million shares, primarily through open market purchases. These transactions required that we make up-front payments. The repurchases were made in compliance with the Securities and Exchange Commission’s Rule 10b-18.
(3)	Represents average price paid per share during the first quarter of fiscal 2007.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

a)	Exhibits:

3.4	Amended and Restated Bylaws of Extreme Networks, Inc. (incorporated by reference from Exhibit 99.1 to our Current Report on Form 8-K filed on October 31, 2006)

10.9	Consulting Agreement dated August 2, 2006 between Extreme Networks, Inc. and William Slakey

10.10	Offer of Employment Letter dated August 18, 2006 from Extreme Networks, Inc. to Mark Canepa (incorporated by reference from Exhibit 99.1 to our Current Report on Form 8-K filed on September 5, 2006)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC.
(Registrant)

/s/ KAREN ROGGE
KAREN ROGGE
Senior Vice President and Chief Financial Officer

June 28, 2007