Form 10-Q
period 2006-12-31
EXTREME NETWORKS INC
filed 2007-06-28
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2006

Part I. Financial Information

Item 1.	Financial Statements

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2006	July 2, 2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$64,667	$92,598
Short-term investments	112,482	297,726
Accounts receivable, net	30,248	27,681
Inventories, net	23,202	19,303
Prepaid expenses and other current assets, net	11,440	9,420

Total current assets	242,039	446,728
Property and equipment, net	45,020	46,499
Marketable securities	27,010	42,781
Other assets, net	24,207	22,710

TOTAL ASSETS	$338,276	$558,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,739	$20,138
Accrued compensation and benefits	12,223	11,758
Restructuring liabilities	5,197	5,571
Accrued warranty	6,990	7,027
Deferred revenue	32,635	35,406
Convertible subordinated notes	—	200,000
Other accrued liabilities	19,492	19,581

Total current liabilities	93,276	299,481
Restructuring liabilities, less current portion	9,626	11,471
Deferred revenue, less current portion	10,851	9,699
Deferred income taxes	654	579
Other long-term liabilities	3,020	1,307
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock and capital in excess of par value	932,097	927,835
Treasury stock	(48,303)	(33,700)
Accumulated other comprehensive income (loss)	230	(1,567)
Accumulated deficit	(663,175)	(656,387)

Total stockholders’ equity	220,849	236,181

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$338,276	$558,718

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Net revenues:
Product	$71,074	$76,998	$139,056	$158,915
Service	15,779	15,789	31,560	31,794

Total net revenues	86,853	92,787	170,616	190,709

Cost of revenues:
Product	31,968	33,517	63,767	69,443
Service	8,409	8,488	17,222	17,196

Total cost of revenues	40,377	42,005	80,989	86,639

Gross margin:
Product	39,106	43,481	75,289	89,472
Service	7,370	7,301	14,338	14,598

Total gross margin	46,476	50,782	89,627	104,070

Operating expenses:
Sales and marketing	25,829	23,962	51,272	49,878
Research and development	15,602	15,670	31,376	31,933
General and administrative	8,790	6,052	16,395	13,227
Restructuring charge (reversal)	(231)	—	1,303	—

Total operating expenses	49,990	45,684	100,346	95,038

Operating income (loss)	(3,514)	5,098	(10,719)	9,032
Other income, net	2,227	1,427	5,291	2,356

Income (loss) before income taxes	(1,287)	6,525	(5,428)	11,388
Provision for income taxes	573	875	1,359	1,385

Net income (loss)	$(1,860)	$5,650	$(6,787)	$10,003

Net income (loss) per share – basic	$(0.02)	$0.05	$(0.06)	$0.08

Net income (loss) per share – diluted	$(0.02)	$0.05	$(0.06)	$0.08

Shares used in per share calculation – basic	113,644	123,007	114,649	123,013

Shares used in per share calculation – diluted	113,644	124,806	114,649	124,762

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31, 2006	January 1, 2006
Cash flows from operating activities:
Net income (loss)	$(6,787)	$10,003
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,268	6,097
Provision for doubtful accounts	2	716
Provision for excess and obsolete inventory	2,144	155
Deferred income taxes	75	60
Amortization of warrant	2,024	2,667
Loss on disposal of assets	5	—
Share-based compensation	3,658	3,444
Restructuring charge	1,303	—
Changes in operating assets and liabilities, net:
Accounts receivable	(2,629)	(2,298)
Inventories	(6,042)	3,854
Prepaid expenses and other assets	(5,481)	4,431
Accounts payable	(3,400)	3,961
Accrued compensation and benefits	465	37
Restructuring liabilities	(3,523)	(3,034)
Lease liability	—	(471)
Accrued warranty	(36)	(449)
Deferred revenue	(1,619)	(3,120)
Other accrued liabilities	1,893	(2,550)

Net cash provided by (used in) operating activities	(13,680)	23,503

Cash flows from investing activities:
Capital expenditures	(2,795)	(3,604)
Purchases of investments	(95,059)	(167,590)
Proceeds from sales and maturities of investments and marketable securities	297,603	110,951

Net cash provided by (used) in investing activities	199,749	(60,243)

Cash flows from financing activities:
Proceeds from issuance of common stock	602	2,715
Repurchase of common stock	(14,602)	(6,809)
Principal payment on convertible debt	(200,000)	—

Net cash used in financing activities	(214,000)	(4,094)

Net decrease in cash and cash equivalents	(27,931)	(40,834)
Cash and cash equivalents at beginning of period	92,598	127,470

Cash and cash equivalents at end of period	$64,667	$86,636

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at December 31, 2006. The results of operations for the second quarter of fiscal 2007 are not necessarily indicative of the results that may be expected for fiscal 2007 or any future periods.

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

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventories, which are net of an allowance for excess and obsolete inventory (which we determine primarily based on future demand forecasts) of $6.3 million and $5.1 million at December 31, 2006 and July 2, 2006, respectively, consist of (in thousands):

	December 31, 2006	July 2, 2006
Raw materials	$611	$431
Finished goods	22,591	18,872

Total	$23,202	$19,303

Sales to Distributors

We defer recognition of revenue on all sales to distributors until the distributor successfully resells the product, typically to an authorized reseller. Distributors regularly provide us their “sales-out” reports for this purpose. Until it is sold, inventory held by distributors is included in our reported finished goods inventory and was $3.5 million and $3.2 million at December 31, 2006 and July 2, 2006, respectively. The accounts receivable owed us by distributors, net of the deferred revenue from sales to distributors, is recorded in prepaid expenses and other current assets, as reflected in the following table (in thousands):

	December 31, 2006	July 2, 2006
Accounts receivable, net of allowance for doubtful accounts of $239 ($300 at July 2, 2006)	$20,482	$17,158
Deferred revenue	(15,868)	(13,325)

Net, included in Prepaid expenses and other current assets	$4,614	$3,833

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

We have determined that the requirements of FIN 45 apply to our standard product warranty liability. The following table summarizes the activity related to our product warranty liability during the six months ended December 31, 2006 and January 1, 2006 (in thousands):

	Six Months Ended
	December 31, 2006	January 1, 2006
Balance beginning of period	$7,027	$7,471
New warranties issued	4,286	5,582
Warranty expenditures	(4,323)	(6,031)

Balance end of period	$6,990	$7,022

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

Deferred Support Revenue

We offer renewable support arrangements, including extended warranty contracts, to our customers that range generally from one to five years. The change in our deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Six Months Ended
	December 31, 2006	January 1, 2006
Balance beginning of period	$41,722	$47,849
New support arrangements	28,920	25,905
Recognition of support revenue	(28,773)	(29,014)

Balance end of period	41,869	44,740
Less current portion	31,018	34,867

Non-current deferred revenue	$10,851	$9,873

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

Accounting for Income Taxes

In July 2006, the FASB released its final Interpretation on uncertain tax positions, FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2006. The Company is currently assessing the impact of adopting this standard.

2. Share-Based Compensation

On July 4, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (“FAS 123R”) using the modified-prospective-transition method.

Share-based compensation recognized in the condensed consolidated financial statements by line item caption is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Cost of product revenue	$201	$196	$398	$366
Cost of service revenue	116	92	239	200
Sales and marketing	635	594	1,302	1,376
Research and development	564	442	1,122	967
General and administrative	292	250	597	535

Total share-based compensation expense	1,808	1,574	3,658	3,444
Share-based compensation cost capitalized in inventory	1	1	1	25

Total share-based compensation cost	$1,809	$1,575	$3,659	$3,469

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

For options granted after July 3, 2005, and valued in accordance with FAS 123R, we used the straight-line method for expense attribution, and we estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rate in the first half of fiscal 2007, based on our historical forfeiture experience, is approximately 10%.

	Stock Option Plans				Employee Stock Purchase Plan
	Three months ended		Six months ended		Three months ended		Six months ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Expected life	2.5 yrs	2.2 yrs	2.5 yrs	2.5 yrs	N/A	0.7 yrs	0.9 yrs	0.7 yrs
Risk-free interest rate	4.69%	4.45%	4.88%	4.10%	N/A	4.27%	5.03%	4.05%
Volatility	47%	58%	50%	61%	N/A	43%	37%	44%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	N/A	0.0%	0.0%	0.0%

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

The weighted-average grant-date per share fair value of options granted in the second quarter of fiscal 2007 and fiscal 2006 were $1.31 and $1.69, respectively. The weighted-average estimated per share fair value of shares granted under our 1999 Employee Stock Purchase Plan (“ESPP”) in the second quarter of fiscal 2006 was $1.41. No shares were granted under the ESPP in the second quarter of fiscal 2007.

The Company has temporarily suspended purchases under the ESPP as a result of our delinquent status for filing our 2006 Form 10-K and subsequent Quarterly Report on Form 10-Q. Since the cancellation of the ESPP purchases was not accompanied by a concurrent grant or a replacement award, cancellations were accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation cost related to a cancelled purchase is recognized as compensation cost in the current period. In the second quarter of fiscal 2007, we recognized $0.4 million of compensation cost related to cancelled ESPP purchases.

3. Commitments, Contingencies and Leases

Stock Repurchase Program

On October 20, 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock. This authorization originally was to expire in October 2007, but on October 25, 2006, the Board of Directors terminated the share repurchase plan. In the quarter ended December 1, 2006, we repurchased approximately 0.9 million shares for approximately $3.4 million, primarily through open market purchases, bringing the cumulative total to 11.1 million repurchased shares for approximately $48.3 million.

Line of Credit

We have a revolving line of credit for $10.0 million with a major lending institution. Borrowings under this line of credit bear interest at the bank’s prime rate. As of December 31, 2006, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of December 31, 2006, we had letters of credit totaling $0.8 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were not in compliance as of December 31, 2006. Subsequently, the Company has received a waiver from the bank on the non-compliant covenant. The line of credit originally expired on January 25, 2007, and was subsequently renewed with a new expiration date of January 24, 2008.

Purchase Commitments

We currently have arrangements with one contract manufacturer and other suppliers for the manufacture of our products. Our arrangements allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by us. We are obligated to the purchase of long lead-time component inventory that our contract manufacturer procures in accordance with the forecast, unless we give notice of order cancellation outside of applicable component lead-times. As of December 31, 2006, we had non-cancelable commitments to purchase approximately $22.6 million of such inventory during the third quarter of fiscal 2007.

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

With the filing of our Annual Report on Form 10-K for fiscal year 2006, this Quarterly Report and our Quarterly Reports on Forms 10-Q for the quarters ended October 1, 2006 and April 1, 2007, the Company believes that it has returned to full compliance with SEC reporting requirements and Nasdaq listing requirements. The Company therefore expects that the Nasdaq delisting matter will be closed, and will seek confirmation from Nasdaq of that result.

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

Shareholder Derivative Litigation Relating to Historical Stock Option Practices

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

On June 21, 2005, Enterasys filed suit against Extreme Networks and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Massachusetts, Civil Action No.05-11298 DPW. The complaint alleges willful infringement of U. S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560, 236, and seeks: a) a judgment that Extreme willfully infringes each of the patents; (b) a permanent injunction from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) damages and a “reasonable royalty” to be determined at trial; (d) trebled damages; (e) attorneys fees, costs and interest; and (f) equitable relief at the court’s discretion. The Markman hearing has been rescheduled for October 2007. We intend vigorously to defend against Enterasys’ assertions which we believe to be without merit.

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

Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.).The operative amended complaint names as defendants Extreme Networks; six of our present and former officers and/or directors, including our CEO (the “Extreme Networks Defendants”); and several investment banking firms that served as underwriters of our initial public offering and October 1999 secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. Previously, we executed a settlement agreement presented to all issuer defendants. In that settlement, plaintiffs would dismiss and release all claims against the Extreme Network Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Extreme Networks Defendants would not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeded the amount of the insurance coverage. The Court gave preliminary approval to the settlement in February 2005 and held a hearing in April 2006 to consider final approval of the settlement. Before the Court issued a final decision on the settlement, on December 5, 2006 the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Thereafter, on December 14, 2006, the Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit Court of Appeals for a rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit Court of Appeals denied plaintiffs’ petition for a rehearing, but clarified that the plaintiffs may seek to certify a more limited class. Accordingly, the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the decision of the Second Circuit Court of Appeals. On April 30, 2007, Plaintiffs stated that they intend to present a proposed redefined class to the Court. If the settlement is not amended or renegotiated and then approved by the Court, there can be no assurance that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

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

4. Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Net income (loss)	$(1,860)	$5,650	$(6,787)	$10,003
Other comprehensive income (loss):
Change in unrealized gain on investments:
Net unrealized gain on investments	428	435	1,528	83
Less: Net loss on investments realized and included in interest income	—	(17)	—	(17)

Net unrealized gain on investments	428	418	1,528	66
Net unrealized loss on derivatives	(28)	(11)	(29)	(12)
Foreign currency translation adjustments	219	(166)	297	(300)

Total comprehensive income (loss)	$(1,241)	$5,891	$(4,991)	$9,757

5. Income Taxes

We recorded an income tax provision of $0.6 million and $0.9 million for the second quarter of fiscal 2007 and the second quarter of fiscal 2006, respectively. The income tax provision for the second quarter of fiscal 2007 reflects an effective tax rate of negative 45%, which differs from the statutory tax rate due to the tax impact of income from foreign operations and unbenefited losses in the U.S. taxes due to the full valuation allowance on our net deferred tax assets in accordance with SFAS 109. The income tax provision for the second quarter of fiscal 2006 reflects an effective tax rate of 13%, which differs from the statutory tax rate due to benefits to U.S. taxes from net operating loss carryforwards and tax credit carryforwards, offset by the tax impact of income from foreign operations. The effective tax rate is estimated based on estimated full year earnings, and may be subject to revision during fiscal 2007.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Net income (loss)	$(1,860)	$5,650	$(6,787)	$10,003

Weighted-average shares of common stock outstanding	113,644	123,007	114,469	123,013
Less: Weighted-average shares subject to repurchase	—	—	—	—

Weighted-average shares used in per share calculation — basic	113,644	123,007	114,649	123,013
Incremental shares using the treasury stock method	—	1,799	—	1,749

Weighted-average shares used in per share calculation — diluted	113,644	124,806	114,649	124,762

Net income (loss) per share — basic	$(0.02)	$0.05	$(0.06)	$0.08

Net income (loss) per share — diluted	$(0.02)	$0.05	$(0.06)	$0.08

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be antidilutive for the periods (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Stock options outstanding:
In-the-money options	640	—	541	—
Out-of-the-money options	21,398	19,818	21,309	19,939
Warrants	857		857
Convertible subordinated notes	—	9,542	9,542	9,542

Total potential shares of common stock excluded from the computation of earnings per share	22,895	29,360	32,249	29,481

The computation of diluted net income (loss) per share for the second fiscal quarter and first six months of fiscal 2007 and 2006 excludes the impact of the conversion of the convertible subordinated notes, which were convertible into approximately 9.5 million shares of common stock, as the impact of adding back to income the after tax interest expense associated with the convertible subordinated notes, and including the impact of the common shares to be issued, would be antidilutive in these periods. The convertible subordinated notes were paid in full on December 1, 2006.

Warrants and stock options with an exercise price lower than our average stock price for the periods presented (“In-the-money stock options”) are excluded from the calculation of diluted loss per share in the quarter and six months ended December 31, 2006 since the effect would have been antidilutive under the treasury stock method due to the net loss in the period.

Stock options outstanding with an exercise price higher than our average stock price for the periods presented (“Out-of-the-money stock options”) are excluded from the calculation of diluted net income (loss) per share since the effect would have been antidilutive under the treasury stock method.

7. Restructuring Liabilities

As of December 31, 2006, restructuring liabilities were $14.8 million and consisted of obligations under excess facility operating leases and severance costs. During the first quarter of fiscal 2007, we recorded a restructuring charge of $1.5 million for our Japan operations, $1.3 million of which represented severance charges and $0.2 million represented an excess facilities charge. The severance charges of $1.3 million related to a reduction in our staff in Japan during the first quarter of fiscal 2007. During the second quarter of fiscal 2007, we recorded a restructuring reversal of $231,000 for our Japan operations, which represented the proceeds from an insurance policy covering a portion of the employees’ retirement allowance.

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

Activity with respect to restructuring liabilities is as follows (in thousands):

	Excess Facilities	Severance	Total
Balance at July 2, 2006	$17,042	$—	$17,042
Charges in the first six months of fiscal 2007	172	1,131	1,303
Cash payments, net	(3,088)	(434)	(3,522)

Balance at December 31, 2006	14,126	697	14,823
Less: current portion	4,500	697	5,197

Restructuring liabilities at December 31, 2006, less current portion	$9,626	$—	$9,626

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

Business Overview

We develop and sell a family of modular and stackable network infrastructure equipment and offer related service contracts for extended warranty and maintenance agreements. Substantially all of our revenue is derived from the sale of networking equipment and the related service contracts. We believe that understanding the following key developments is helpful to an understanding of our operating results for the second quarter and first half of fiscal 2007.

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

Business Environment

Throughout fiscal 2003 and early 2004, the primary factor that impacted our operations and financial performance was weak demand for networking equipment resulting from the continuing weakness of the global and U.S. economies. Weak economic conditions persisted through most of fiscal 2004, but beginning in the third quarter of fiscal 2004, we began to see evidence of strengthening demand for our products. In fiscal 2005, we continued to generate revenue growth, although not each and every quarter, and not in all geographic markets. In fiscal 2006 and the first six months of fiscal 2007, however, we experienced lower revenue in the enterprise segment in the U.S. and in the service provider segment in Japan.

Results of Operations

Our operations and financial performance have been affected by the economic factors described above, and during the second quarter of fiscal 2007, we produced the following results (with comparisons to the second quarter of fiscal 2006):

•	Net revenues of $86.9 million, a decrease of 6.4% from net revenues of $92.8 million in the second quarter of fiscal 2006.

•	Service revenue of $15.8 million, which was level with the second quarter of fiscal 2006.

•	Total gross margin of 53.5% of net revenues, down from 54.7% in the second quarter of fiscal 2006.

•	Net loss of $1.9 million, a decrease from $5.7 million of net income in the second quarter of fiscal 2006.

•

Cash and cash equivalents, short-term investments and marketable securities was $204.2 million as of December 31, 2006. We fully paid our $200 million subordinated debentures on December 1, 2006 upon maturity. Until October 25, 2006, we continued to repurchase shares under our share repurchase program authorized by our board of directors in the first quarter of fiscal 2006 by repurchasing approximately 0.9 million shares for $3.4 million in the second quarter of fiscal 2007. On October 25, 2006, the Board of Directors terminated the share repurchase plan.

Net Revenues

The following table presents net product and service revenues for the three- and six-month periods ended December 31, 2006 and January 1, 2006 (dollars in thousands):

	Three months ended December 31, 2006		Three months ended January 1, 2006		Six months ended December 31, 2006		Six months ended January 1, 2006
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net Revenues:
Product	$71,074	81.8%	$76,998	83.0%	$139,056	81.5%	$158,915	83.3%
Service	15,779	18.2%	15,789	17.0%	31,560	18.5%	31,794	16.7%

Total net revenues	$86,853	100.0%	$92,787	100.0%	$170,616	100.0%	$190,709	100.0%

Net revenues were $86.9 million in the second quarter of fiscal 2007 and $92.8 million in the second quarter of fiscal 2006, representing a decrease of 6.4% in the second quarter of fiscal 2007 from the second quarter of fiscal 2006. Net revenues were $170.6 million in the six month period ended December 31, 2006 and $190.7 million in the six-month period ended January 1, 2006, representing a decrease of 10.5%.

Product revenue was $71.1 million for the second quarter of fiscal 2007 compared to $77.0 million for the second quarter of fiscal 2006, a decrease of 7.7%. Product revenue was $139.1 million in the six-month period of fiscal 2007 compared to $158.9 million in fiscal 2006, a decrease of 12.5%. The decrease in product revenue in both the second quarter and six month periods of fiscal 2007 as compared to fiscal 2006 was primarily due to a decrease in the volume of units sold, primarily from a decline in sales in Japan and Other, primarily Asia Pacific, offset by an increase in EMEA.

Service revenue remained level at $15.8 million in the second quarter of both fiscal 2007 and 2006. Service revenue decreased slightly to $31.6 million for the six month period ended December 31, 2006 from $31.8 million for the six-month period ended January 1, 2006, a decrease of 0.7%.

The following table presents the total net revenue geographically for the three- and six-month periods ended December 31, 2006 and January 1, 2006 (dollars in thousands):

	Three months ended December 31, 2006		Three months ended January 1, 2006		Six months ended December 31, 2006		Six months ended January 1, 2006
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net Revenues:
United States	$31,522	36.3%	$31,908	34.4%	$65,763	38.5%	$77,025	40.4%
Europe, Middle East and Africa	36,353	41.9%	31,404	33.9%	69,191	40.6%	61,477	32.2%
Japan	4,619	5.3%	10,973	11.8%	9,228	5.4%	21,702	11.4%
Other	14,359	16.5%	18,501	19.9%	26,434	15.5%	30,504	16.0%

Total net revenues	$86,853	100.0%	$92,786	100.0%	$170,616	100.0%	$190,708	100.0%

Sales of products and services outside the United States accounted for approximately 64% and 62% of our business in the three and six month periods ended December 31, 2006, respectively, compared to approximately 66% and 60% in the three and six month periods ended January 1, 2006, respectively. Revenue outside the U.S., as a percentage of total net revenue, in the second quarter of fiscal 2007 decreased by 2% compared to the year-ago quarter due primarily to decreases in revenue in Japan and Other regions, primarily the Asia Pacific region. Net revenue outside the United States, increased by 2% as a percentage to total net revenue in the six-month period ended December 31, 2006 as compared to the same prior year period due to increases in revenue in Europe, Middle East and Africa, offset by a decrease in revenue in Japan and in the Other regions. We expect that export sales will continue to represent a significant portion of net revenue, although export sales may fluctuate as a percentage of net revenue. Substantially all sales transactions are denominated in United States dollars.

We rely upon multiple channels of distribution, including two-tiered distribution in which large distributors purchase our product and make it available to resellers. Revenue through the distributor channel as a percentage of total product revenue was 46% in the second quarter of fiscal 2007 and 36% in the second quarter of fiscal 2006. Revenue through the distributor channel as a percentage of total product revenue was 44% in the first six months of fiscal 2007 and 35% in the first six months of fiscal 2006. The level of sales to any one customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. One distributor accounted for 10% or more of our net revenues for the second quarter of fiscal 2007 and fiscal 2006, as well as the six-month period in fiscal 2007. No customer accounted for greater than 10% of our net revenue for the six months ended January 1, 2006.

Cost of Revenues and Gross Margin

The following table presents the gross margin on product and service revenues and the gross margin percentage of product and service revenues for the three- and six-month periods ended December 31, 2006 and January 1, 2006 (dollars in thousands):

	Three months ended December 31, 2006		Three months ended January 1, 2006		Six months ended December 31, 2006		Six months ended January 1, 2006
	$	Gross Margin %	$	Gross Margin %	$	Gross Margin %	$	Gross Margin %
Gross margin:
Product	$39,106	55.0%	$43,481	56.5%	$75,289	54.1%	$89,472	56.3%
Service	7,370	46.7%	7,301	46.2%	14,338	45.4%	14,598	45.9%

Total gross margin	$46,476	53.5%	$50,782	54.7%	$89,627	52.5%	$104,070	54.6%

Gross margin was $46.5 million in the second quarter of fiscal 2007 and $50.8 million in the second quarter of fiscal 2006, representing a decrease of 8.5%. Gross margin was $89.6 million in the first six months of fiscal 2007 compared to $104.1 million in the first six months of fiscal 2006. Gross margin as a percentage of net revenues was 53.5% and 54.7% in the second quarter of fiscal 2007 and the second quarter of fiscal 2006, respectively.

Cost of product revenue includes costs of raw materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans and document control. Product gross margin in the second quarter of fiscal 2007 was $39.1 million, representing 55.0% of product revenues as compared to $43.5 million in the second quarter of fiscal 2006, or 56.5% of product revenue. The decrease in product gross margin as a percentage of product revenues was primarily due to lower revenue, offset by lower per-unit product costs due to a shift in product mix and lower operations costs. Cost of product revenue in the second quarter of fiscal 2007 includes an inventory write-down of approximately $1.4 million of which approximately $1.0 million relates to the discontinuance of a product. Product gross margin in the six months ended December 31, 2006 was $75.3 million, representing 54.1% of product revenues as compared to $89.5 million in the six months ended January 1, 2006, or 56.3% of product revenue. The decrease in product gross margin as a percentage of product revenues was primarily due to lower revenue, offset by lower per-unit product costs due to a shift in product mix and lower operations costs.

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

Our cost of service consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross margin in the second quarter of fiscal 2007 was $7.4 million, representing 46.7% of service revenues as compared to $7.3 million in the second quarter of fiscal 2006, or 46.2% of service revenue. Service gross margin in the six months of fiscal 2007 was $14.3 million, representing 45.4% of service revenue as compared to $14.6 million in the same six month period of fiscal 2006, or 45.9% of service revenue.

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

Share-Based Compensation Costs

Share-based compensation recognized in the financial statements by line item caption is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Cost of product revenue	$201	$196	$398	$366
Cost of service revenue	116	92	239	200
Sales and marketing	635	594	1,302	1,376
Research and development	564	442	1,122	967
General and administrative	292	250	597	535

Total share-based compensation expense	1,808	1,574	3,658	3,444
Share-based compensation cost capitalized in inventory	1	1	1	25

Total share-based compensation cost	$1,809	$1,575	$3,659	$3,469

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the table in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on both the implied volatilities from traded options on our stock and historical volatility on our stock.

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

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses were $25.8 million for the second quarter of fiscal 2007 compared to $24.0 million for the second quarter of fiscal 2006, an increase of $1.8 million. The increase in the current quarterly period was primarily due to increased payroll and related personnel expenses due to increased headcount and increased costs associated with sales conferences, offset by decreased professional fees. Sales and marketing expenses were $51.3 million for the first six months of fiscal 2007 compared to $49.9 million for the first six months of fiscal 2006, an increase of $1.4 million. The increase in the six month period was primarily due to increased payroll and related personnel expenses due to increased headcount and increased costs associated with sales conferences. The level of our sales and marketing spending in the future, in dollars and as a percentage of net revenues, will depend on many factors, including the rate at which we expand our sales force and the rate at which our net revenues change.

Research and Development Expenses

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses decreased slightly to $15.6 million for the second quarter of fiscal 2007 from $15.7 million for the second quarter of fiscal 2006, a decrease of $0.1 million. Research and development expenses decreased to $31.4 million for the first six months of fiscal 2007 from $31.9 million for the first six months of fiscal 2006, a decrease of $0.5 million. This decrease was due to a reduction in the amortization of the Avaya warrant of approximately $1.0 million due to the extension of the development agreement with Avaya which decreased the quarterly expense amount, as well as a decrease in engineering project expenses. We expense all research and development costs as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and as a result, we expect research and development expenses to increase in absolute dollars.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, legal fees, professional fees and other general corporate expenses. General and administrative expenses increased to $8.8 million for the second quarter of fiscal 2007 from $6.1 million for the second quarter of fiscal 2006, an increase of $2.7 million. This increase was primarily due to increased outside professional fees of $2.8 million related to an investigation by a special committee of our Board of Directors of our historical practices for stock option grants and the accounting for option grants. Legal expenses related to intellectual property litigation are expected to continue at higher levels in fiscal 2007 than in fiscal 2006. In addition, we also expect to incur higher professional fees in the coming periods as a result of the stock option investigation. General and administrative expenses increased to $16.4 million for the first six months of fiscal 2007 from $13.2 million for the first six months of fiscal 2006, an increase of $3.2 million. This increase was primarily due to increased legal and professional fees of $1.3 million related to intellectual property litigation and $2.8 million related to the stock option investigation. Expenses as a result of compliance with the Sarbanes-Oxley Act of 2002, and Section 404 thereof, are expected to continue at levels similar to fiscal 2006.

Restructuring Charge

During the first quarter of fiscal 2007, we recorded a restructuring charge of $1.5 million for our Japan operations, $1.3 million of which represented severance charges and $0.2 million represented an excess facilities charge. The severance charges of $1.3 million related to a reduction in our Japan staff during the first quarter of fiscal 2007. During the second quarter of fiscal 2007, we recorded a restructuring reversal of $231,000 related to the payment received on an insurance policy covering a portion of the employees’ retirement allowance.

Other Income, Net

Other income, net was $2.2 million for the second quarter of fiscal 2007 compared to $1.4 million in the second quarter of fiscal 2006, an increase of $0.8 million. This increase is attributable principally to increased interest income of $0.3 million due to an increase in average interest rates and decreased interest expense of $0.6 million due to the payment of our convertible debentures. Other income, net was $5.3 million for the first six months of fiscal 2007 compared to $2.4 million in the first six months of fiscal 2006, an increase of $2.9 million. This increase is primarily attributed to increased interest income of $1.9 million and decreased interest expense of $0.6 million due to the full payment of our convertible debentures on December 1, 2006.

Provision for Income Taxes

The provisions for income taxes of $0.6 million and $0.9 million for the second quarter of fiscal 2007 and the second quarter of fiscal 2006, respectively, were recorded for estimated taxes due on income generated in certain state and foreign tax jurisdictions. The income tax provision for the second quarter of fiscal 2007 reflects actual results related to the impact of income from foreign operations, minor state and local taxes and unbenefited losses in the U.S. due to the full valuation allowance on our net deferred tax assets in accordance with SFAS 109. The income tax provision for the second quarter of fiscal 2006 reflects an effective tax rate of 13%, which differs from the statutory tax rate due to benefits to U.S. taxes from net operating loss carryforwards and tax credit carryforwards, offset by the tax impact of income from foreign operations. The provision for income taxes was $1.4 million for both the six month period ended December 31, 2006 and the six month period ended January 1, 2006.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements included in our Form 10-K for the year ended July 2, 2006. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three- and six-month periods ended December 31, 2006 compared to those discussed in our Annual Report of Form 10-K for the year ended July 2, 2006.

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

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities decreased to $204.2 million at December 31, 2006 from $433.1 million at July 2, 2006, a decrease of $228.9 million. This decrease was primarily due to cash used to pay off our $200 million subordinated debentures, repurchase treasury stock of $14.6 million, capital expenditures of $2.7 million and operating activities of $13.8 million, partially offset by an increase in the unrealized gain on investments of $1.5 million and proceeds from issuance of common stock of $0.6 million.

We used $13.8 million in cash from operations in the first six months of fiscal 2007. Net loss was $6.8 million and included significant non-cash charges including depreciation of $4.1 million, $3.7 million in share-based compensation expense, restructuring expense of $1.3 million and warrant amortization expense of $2.0 million. Accounts receivable, net, increased to $30.2 million at December 31, 2006 from $27.7 million at July 2, 2006. Days sales outstanding (“DSO”) in receivables was 31 days at December 31, 2006 and 30 days at July 2, 2006. Net inventory levels increased to $23.2 million at December 31, 2006 from $19.3 million at July 2, 2006. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence because of declining demand, rapidly changing technology and customer requirements. Deferred revenue decreased to $43.5 million at December 31, 2006 from $45.1 million at July 2, 2006. This decrease was due primarily to the first half being a seasonally low time for service contract renewals.

We have a revolving line of credit for $10.0 million with a major lending institution. As of December 31, 2006, there were no outstanding borrowings under this facility. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of December 31, 2006, we had letters of credit totaling $0.8 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were not in compliance as of December 31, 2006. Subsequently, we received a waiver from the bank on the non-compliant covenant. The line of credit originally expired on January 25, 2007, and was subsequently renewed with a new expiration date of January 24, 2008.

In December 2001, we completed a private placement of $200.0 million of convertible subordinated notes. The notes matured on December 1, 2006 and were fully paid at that time. Interest was payable semi-annually at 3.5% per annum.

On October 20, 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock. This authorization originally was to expire in October 2007, but on October 25, 2006, the Board of Directors terminated the share repurchase plan. From the beginning of the share repurchase program until October 25, 2006, we used $48.3 million to repurchase 11.1 million shares of stock, primarily through open market purchases. The repurchases were made in compliance with the Securities and Exchange Commission’s Rule 10b-18.

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

The following summarizes our contractual obligations (including interest payments) at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	After Five Years
Contractual Obligations:
Non-cancelable inventory
Purchase commitments	$22,623	$22,623	$—	$—	$—
Non-cancelable operating lease obligations	21,229	6,440	8,801	5,989	—
Other non-cancelable purchase commitments	5,000	1,500	2,500	1,000	—

Total contractual obligations	$48,852	$30,563	$11,301	$6,989	$—

We did not have any material commitments for capital expenditures as of December 31, 2006. Other non-cancelable purchase commitments represent manufacturing and technology agreements. We did not have any off-balance sheet arrangements as of December 31, 2006.

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

As a result of the Special Committee investigation and management’s internal review of our historical stock option practices and related matters, we identified a material weakness in our internal control over financial reporting related to our ability to retrospectively identify material accounting errors resulting from our historical stock option grants (see Item 4—Controls and Procedures). A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected. We believe that we have subsequently remedied this material weakness in our internal controls over financial reporting, but there can be no assurance that our corrections were sufficient or fully effective, or that we will not discover additional material weaknesses in our internal controls over financial reporting in the future.

Failure to maintain effective internal controls over financial reporting may cause us to delay filing our periodic reports with the SEC, affect our Nasdaq listing, and adversely affect our stock price.

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

We Cannot Assure You That We Will Be Profitable in the Future.

While we have reported profits in both fiscal 2006 and 2005, we were not profitable in each quarter during those years, nor were we profitable in our quarter and six months ended December 31, 2006. In addition, we reported losses for fiscal 2004, 2003, 2002 and 2001 and our revenue declined in each of the four quarters of fiscal 2006 and the first six months of fiscal 2007. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will continue to need to rationalize expense levels and increase revenue levels to achieve sustained profitability in future fiscal periods.

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

In fiscal 2006 and the first half of fiscal 2007, we reported revenues below our expectations. Our results were particularly impacted by lower sales in the United States and Japan in fiscal 2006 and the first half of fiscal 2007, offset in part by increased service revenue and increased product revenue in the Asia Pacific region. We believe that revenues will increase in coming quarters; however, our future results could be adversely affected if longer term economic or industry trends are unfavorable.

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

International sales constitute a significant portion of our net revenues. Our ability to grow will depend in part on the expansion of international sales. Sales to customers outside of the United States accounted for approximately 64% and 66% of our net revenues for the second quarter of each of fiscal 2007 and 2006, respectively. Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

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

Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment.

As of December 31, 2006, one customer accounted for more than 10% of our accounts receivable balance. Some of our customers are likely to experience serious cash flow problems and, as a result, may find it difficult to obtain financing, if financing is available at all. If our customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment of, the amounts that they owe us.

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

To date, a limited number of resellers, distributors and other customers have accounted for a significant portion of our revenue. One distributor, Tech Data, accounted for 10% or more of our net revenue for the second quarter of each of fiscal 2007 and 2006. In addition, while no other distributor or customer has accounted for 10% or more of revenue in the recent fiscal years, sales to several distributors represent a high percentage of our sales. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected.

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

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents, short-term investments, marketable securities and long-term debt that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2006. This table does not include money market funds because those funds are generally not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
Included in cash and cash equivalents	$21,903			$21,903	$21,903
Weighted average interest rate	5.37%
Included in short-term investments	$61,512	$50,970		$112,482	$112,482
Weighted average interest rate	3.96%	4.02%
Included in marketable securities			$27,010	$27,010	$27,010
Weighted average interest rate			4.82%

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

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). At December 31, 2006, these forward foreign currency contracts had a notional principal amount of $5.2 million (fair value of $500). These contracts have maturities of less than 60 days.

Additionally, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS 133. At December 31, 2006, we held foreign currency forward contracts with a notional principal amount of $5.4 million (fair value of $41,000). These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction gains and losses from operations, including the impact of hedging, were a loss of $0.2 million in the second quarter of fiscal 2007 and a gain of $0.4 million for the first six months of fiscal 2007. Foreign currency transaction losses from operations, including the impact of hedging, were $0.3 million in the second quarter of fiscal 2006 and $0.5 million for the first six months of fiscal 2006.

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

In light of the Special Committee investigation and the review of the Company’s stock option granting practices through December 31, 2006, we believe that the possibility that material errors in the Company’s historical share-based compensation could exist without detection by the Company was no more than remote as of the close of the quarter ended December 31, 2006, such that our internal control over financial reporting was effective as of that date.

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

Change in Internal Control over Financial Reporting

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout our organization. During the quarter ended October 1, 2006, we commenced the investigation by the Special Committee and the review of the Company’s stock option granting practices through December 31, 2006. With the exception of those measures, there were no changes in our internal control over financial reporting during the quarter to which this Report on Form 10-Q applies that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With the filing of our Annual Report on Form 10-K for fiscal year 2006, this Quarterly Report and our Quarterly Reports on Forms 10-Q for the quarters ended October 1, 2006 and April 1, 2007, the Company believes it has returned to full compliance with SEC reporting requirements and Nasdaq listing requirements. The Company therefore expects that the Nasdaq delisting matter will be closed and will seek confirmation from Nasdaq of that result.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information regarding purchases by us of shares of our common stock during the second quarter of fiscal 2007:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2006 through October 28, 2006	868,254	(2)	$3.92		868,254	(2)	$1,697,397
Total	868,254		$3.92	(3)	868,254		$1,697,397

(1)	We announced on October 26, 2005 that on October 20, 2005 our Board of Directors authorized, subject to certain specifications, the repurchase of shares of our common stock up to an aggregate maximum amount of $50 million on the open market or in negotiated transactions through October 2007. On October 25, 2006, the Board of Directors terminated the share repurchase plan, and as of that date, we had repurchased approximately 11.1 million shares for approximately $48.3 million.
(2)	As part of our share repurchase program, we have entered into and we may continue to enter into structured share repurchase transactions with financial institutions. During the second quarter of fiscal 2007, we repurchased 0.9 million shares of our common stock for $3.4 million under structured share repurchase transactions. From the beginning of the share repurchase program until October 25, 2006, we used $48.3 million to repurchase 11.1 million shares, primarily through open market purchases. These transactions required that we make up-front payments. The repurchases were made in compliance with the Securities and Exchange Commission’s Rule 10b-18.
(3)	Represents average price paid per share during the second quarter of fiscal 2007.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

a)	Exhibits:

3.4	Amended and Restated Bylaws of Extreme Networks, Inc. (incorporated by reference from Exhibit 99.1 to our Current Report on Form 8-K filed on October 31, 2006).

10.11	Revised compensation policies for non-employee service on the Board of Directors and its committees (incorporated by reference from the disclosures set forth in Item 1.01 to our Current Report on Form 8-K filed on October 31, 2006).

10.12	Extreme Networks, Inc. Fiscal 2007 Executive Incentive Bonus Plan (incorporated by reference from Exhibit 99.1 to our Current Report on Form 8-K filed on November 21, 2006).

10.13	Fiscal 2007 commission bonus plan for Senior Vice President, Sales (incorporated by reference from the disclosures set forth in Item 5.02 to our Current Report on Form 8-K filed on November 21, 2006).

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC.
(Registrant)

/S/ KAREN ROGGE
KAREN ROGGE
Senior Vice President and Chief Financial Officer

June 28, 2007