Form 10-Q
period 2007-04-01
EXTREME NETWORKS INC
filed 2007-06-28
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED APRIL 1, 2007

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 1, 2007	July 2, 2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$84,549	$92,598
Short-term investments	99,980	297,726
Accounts receivable, net	25,088	27,681
Inventories, net	22,246	19,303
Deferred income taxes	1,086	500
Prepaid expenses and other current assets, net	11,860	8,920

Total current assets	244,809	446,728
Property and equipment, net	44,006	46,499
Marketable securities	30,220	42,781
Other assets, net	22,714	22,710

Total assets	$341,749	$558,718

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,169	$20,138
Accrued compensation and benefits	13,103	11,758
Restructuring liabilities	3,620	5,571
Accrued warranty	7,273	7,027
Deferred revenue	32,380	35,406
Convertible subordinated notes	—	200,000
Other accrued liabilities	23,205	19,581

Total current liabilities	98,750	299,481

Restructuring liabilities, less current portion	8,979	11,471
Deferred revenue, less current portion	10,327	9,699
Deferred income taxes	674	579
Other long-term liabilities	2,902	1,307

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock and capital in excess of par value	933,340	927,835
Treasury stock	(48,303)	(33,700)
Accumulated other comprehensive income (loss)	620	(1,567)
Accumulated deficit	(665,540)	(656,387)

Total stockholders’ equity	220,117	236,181

Total liabilities and stockholders’ equity	$341,749	$558,718

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Net revenues:
Product	$69,578	$69,148	$208,634	$228,063
Service	15,541	16,302	47,101	48,096

Total net revenues	85,119	85,450	255,735	276,159

Cost of revenues:
Product	29,132	30,432	92,899	99,875
Service	8,121	8,806	25,344	26,002

Total cost of revenues	37,253	39,238	118,243	125,877

Gross margin:
Product	40,446	38,716	115,735	128,188
Service	7,420	7,496	21,757	22,094

Total gross margin	47,866	46,212	137,492	150,282

Operating expenses:
Sales and marketing	24,886	23,148	76,158	73,026
Research and development	18,394	14,456	49,770	46,389
General and administrative	8,929	6,505	25,324	19,732
Restructuring charge (reversal)	(157)	—	1,146	—

Total operating expenses	52,052	44,109	152,398	139,147

Operating income (loss)	(4,186)	2,103	(14,906)	11,135
Other income, net	2,018	1,383	7,309	3,739

Income (loss) before income taxes	(2,168)	3,486	(7,597)	14,874
Provision for income taxes	195	645	1,554	2,030

Net income (loss)	$(2,363)	$2,841	$(9,151)	$12,844

Basic and diluted net loss per share:
Net income (loss) per share — basic	$(0.02)	$0.02	$(0.08)	$0.11
Net income (loss) per share — diluted	$(0.02)	$0.02	$(0.08)	$0.10
Shares used in per share calculation — basic	113,585	120,940	114,294	122,230
Shares used in per share calculation — diluted	113,585	122,818	114,294	124,050

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	April 1, 2007	April 2, 2006
Net income (loss)	$(9,151)	$12,844
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,231	9,141
Provision for doubtful accounts	2	1,166
Provision for excess and obsolete inventory	2,330	929
Deferred income taxes	95	3
Amortization of warrant	3,036	3,679
Restructuring charge	1,146	—
Loss on disposal of assets	17	—
Stock-based compensation	4,983	4,759
Changes in operating assets and liabilities, net
Accounts receivable	2,521	3,533
Inventories	(5,273)	4,448
Prepaid expenses and other assets	(6,497)	(4,542)
Accounts payable	(969)	3,279
Accrued compensation and benefits	1,345	(907)
Restructuring liabilities	(5,589)	(4,534)
Lease liability	—	(471)
Accrued warranty	245	(1,044)
Deferred revenue	(2,399)	(7,347)
Other accrued liabilities	4,000	1,739
Other long-term liabilities	1,594	—

Net cash provided by (used in) operating activities	(2,333)	26,675

Cash flows from investing activities:
Capital expenditures	(3,755)	(6,504)
Purchases of investments	(144,070)	(218,200)
Proceeds from sales and maturities of investments and marketable securities	356,188	169,817

Net cash provided by (used in) investing activities	208,363	(54,887)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	523	4,044
Repurchase of common stock	(14,602)	(20,606)
Principal payment on convertible debt	(200,000)	—

Net cash used in financing activities	(214,079)	(16,562)

Net decrease in cash and cash equivalents	(8,049)	(44,774)
Cash and cash equivalents at beginning of period	92,598	127,470

Cash and cash equivalents at end of period	$84,549	$82,696

See accompanying notes to unaudited condensed consolidated financial statements.

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at April 1, 2007. The results of operations for the third quarter of fiscal 2007 are not necessarily indicative of the results that may be expected for fiscal 2007 or any future periods.

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

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventories, which are net of an allowance for excess and obsolete inventory (which we determine primarily based on future demand forecasts) of $4.8 million and $5.1 million at April 1, 2007 and July 2, 2006, respectively, consist of (in thousands):

	April 1, 2007	July 2, 2006
Raw materials	$248	$431
Finished goods	21,998	18,872

Total	$22,246	$19,303

Sales to Distributors

We defer recognition of revenue on all sales to distributors until the distributor successfully resells the product, typically to an authorized reseller. Distributors regularly provide us their “sales-out” reports for this purpose. Until it is sold, inventory held by distributors is included in our reported finished goods inventory and was $3.6 million and $3.2 million at April 1, 2007 and July 2, 2006, respectively. The accounts receivable owed us by distributors, net of the deferred revenue from sales to distributors, is recorded in prepaid expenses and other current assets, as reflected in the following table (in thousands):

	April 1, 2007	July 2, 2006
Accounts receivable, net of allowance for doubtful accounts of $231 ($300 at July 2, 2006)	$21,734	$17,158
Deferred revenue	(16,605)	(13,325)

Total	$5,129	$3,833

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

We have determined that the requirements of FIN 45 apply to our standard product warranty liability. The following table summarizes the activity related to our product warranty liability during the nine months ended April 1, 2007 and April 2, 2006 (in thousands):

	Nine Months Ended
	April 1, 2007	April 2, 2006
Balance beginning of period	$7,027	$7,471
New warranties issued	6,785	8,376
Warranty expenditures	(6,539)	(9,419)

Balance end of period	$7,273	$6,428

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Deferred Support Revenue

We offer renewable support arrangements, including extended warranty contracts, to our customers that range generally from one to five years. The change in our deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Nine Months Ended
	April 1, 2007	April 2, 2006
Balance beginning of period	$41,722	$47,849
New support arrangements	42,349	37,340
Recognition of support revenue	(42,974)	(43,767)

Balance end of period	41,097	41,422
Less current portion	30,770	32,396

Non-current portion deferred revenue	$10,327	$9,026

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

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Share-based compensation recognized in the condensed consolidated financial statements by line item caption is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Cost of product revenue	$189	$147	$587	$513
Cost of service revenue	69	77	308	277
Sales and marketing	470	500	1,772	1,876
Research and development	395	363	1,517	1,330
General and administrative	202	228	799	763

Total share-based compensation expense	1,325	1,315	4,983	4,759
Share-based compensation cost capitalized in inventory	(2)	(8)	(1)	17

Total share-based compensation cost	$1,323	$1,307	$4,982	$4,776

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

For options granted after July 3, 2005, and valued in accordance with FAS 123R, we used the straight-line method for expense attribution, and we estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rate in the first nine months of fiscal 2007, based on our historical forfeiture experience, is approximately 10%.

	Stock Option Plans				Employer Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Expected life	2.5 yrs	2.8 yrs	2.5 yrs	2.5 yrs	N/A	0.6 yrs	0.9 yrs	0.6 yrs
Risk-free interest rate	4.7%	4.7%	4.9%	4.1%	N/A	4.7%	5.0%	4.3%
Volatility	43%	58%	50%	61%	N/A	40%	37%	42%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	N/A	0.0%	0.0%	0.0%

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

The weighted-average grant-date per share fair value of options granted in the third quarter of fiscal 2007 and fiscal 2006 were $1.30 and $1.97, respectively. The weighted-average estimated per share fair value of shares granted under our 1999 Employee Stock Purchase Plan (“ESPP”) in the third quarter of fiscal 2006 was $1.60. No shares were granted under the ESPP in the third quarter of fiscal 2007. The weighted-average estimated per share fair value under our ESPP in the nine months ended April 2007 was $1.45.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company has temporarily suspended purchases under the ESPP as a result of our delinquent status for filing our 2006 Form 10-K and subsequent Quarterly Reports on Forms 10-Q with the SEC. Since the cancellation of the ESPP purchases was not accompanied by a concurrent grant or a replacement award, cancellations were accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation cost related to a cancelled purchase is recognized as compensation cost in the current period. We recognized $0.2 million and $1.0 million of compensation cost related to cancelled ESPP purchases in the three and nine months ended April 1, 2007, respectively.

3. Commitments, Contingencies and Leases

Stock Repurchase Program

On October 20, 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock. This authorization originally was to expire in October 2007, but on October 25, 2006, the Board of Directors terminated the share repurchase plan. In the nine months ended April 1, 2007, we repurchased approximately 3.9 million shares for approximately $14.6 million, primarily through open market purchases, bringing the cumulative total since the stock repurchase program inception to 11.1 million repurchased shares for approximately $48.3 million.

Line of Credit

We have a revolving line of credit for $10.0 million with a major lending institution. Borrowings under this line of credit bear interest at the bank’s prime rate. As of April 1, 2007, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of April 1, 2007, we had letters of credit totaling $0.7 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of April 1, 2007. The line of credit expires on January 24, 2008.

Purchase Commitments

We currently have arrangements with one contract manufacturer and other suppliers for the manufacture of our products. Our arrangements allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by us. We are obligated to the purchase of long lead-time component inventory that our contract manufacturer procures in accordance with the forecast, unless we give notice of order cancellation outside of applicable component lead-times. As of April 1, 2007, we had non-cancelable commitments to purchase approximately $28.0 million of such inventory.

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

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

With the filing of our Annual Report on Form 10-K for fiscal year 2006, this Quarterly Report and our Quarterly Reports on Forms 10-Q for the quarters ended October 1, 2006 and December 31, 2006, the Company believes that it has returned to full compliance with SEC reporting requirements and Nasdaq listing requirements. The Company therefore expects that the Nasdaq delisting matter will be closed, and will seek confirmation from Nasdaq of that result.

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

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

On June 21, 2005, Enterasys filed suit against Extreme Networks and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Massachusetts, Civil Action No. 05-11298 DPW. The complaint alleges willful infringement of U. S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560, 236, and seeks: a) a judgment that Extreme willfully infringes each of the patents; (b) a permanent injunction from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) damages and a “reasonable royalty” to be determined at trial; (d) trebled damages; (e) attorneys fees, costs and interest; and (f) equitable relief at the court’s discretion. The Markman hearing has been rescheduled for October 2007. We intend vigorously to defend against Enterasys’ assertions, which we believe to be without merit.

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

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

4. Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Net income (loss)	$(2,363)	$2,841	$(9,151)	$12,844
Other comprehensive income (loss):
Change in unrealized gain on investments:
Net unrealized gain on investments	284	633	1,812	716
Less: Net gain (loss) on investments realized and included in interest income	—	—	—	(17)

Net unrealized gain on investments	284	633	1,812	699
Net unrealized gain (loss) on derivatives	27	—	(2)	(12)
Foreign currency translation adjustments	80	142	377	(158)

Total comprehensive income (loss)	$(1,972)	$3,616	$(6,964)	$13,373

5. Income Taxes

We recorded an income tax provision of $0.2 million and $0.6 million for the third quarter of fiscal 2007 and the third quarter of fiscal 2006, respectively. The income tax provision for the third quarter of fiscal 2007 reflects an effective tax rate of negative 10%, which differs from the statutory tax rate due to the tax impact of income from foreign operations and unbenefited losses in the U.S. taxes due to the full valuation allowance on our net deferred tax assets in accordance with SFAS 109. The income tax provision for the third quarter of fiscal 2006 reflects an effective tax rate of 19%, which differs from the statutory tax rate due to benefits to U.S. taxes from net operating loss carryforwards and tax credit carryforwards, offset by the tax impact of income from foreign operations. The effective tax rate is estimated based on estimated full year earnings, and may be subject to revision during fiscal 2007.

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

During fiscal 2003, we established a full valuation allowance for our net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain. Our most recent three-year history of losses, as of the date of the establishment of the valuation allowance, represented sufficient negative evidence to require a full valuation allowance against our net deferred tax assets under SFAS 109. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Net income (loss)	$(2,363)	$2,841	$(9,151)	$12,844

Weighted-average shares of common stock outstanding	113,585	120,940	114,294	122,230
Less: Weighted-average shares subject to repurchase	—	—	—	—

Weighted-average shares used in per share calculation — basic	113,585	120,940	114,294	122,230
Incremental shares using the treasury stock method	—	1,878	—	1,820

Weighted-average shares used in per share calculation — diluted	113,585	122,818	114,294	124,050

Net income (loss) per share — basic	$(0.02)	$0.02	$(0.08)	$0.11

Net income (loss) per share — diluted	$(0.02)	$0.02	$(0.08)	$0.10

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be antidilutive for the periods (in thousands):

	Three Months Ended		Nine Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Stock options outstanding:
In-the-money options	825	—	676	—
Out-of-the-money options	20,662	18,687	20,978	19,463
Warrants outstanding	857	—	857	—
Convertible subordinated notes	—	9,542	5,301	9,542

Total potential shares of common stock excluded from the computation of earnings per share	22,344	28,229	27,812	29,005

Warrants and stock options with an exercise price lower than our average stock price for the periods presented (“In-the-money stock options”) are excluded from the calculation of diluted loss per share in the quarter and nine months ended April 1, 2007 since the effect would have been antidilutive under the treasury stock method due to the net loss in the period.

Stock options outstanding with an exercise price higher than our average stock price for the periods presented (“Out-of-the-money stock options”) are excluded from the calculation of diluted net income (loss) per share since the effect would have been antidilutive under the treasury stock method.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The computation of diluted net income (loss) per share for the third fiscal quarter and first nine months of fiscal 2007 and 2006 excludes the impact of the conversion of the convertible subordinated notes, which were convertible into approximately 9.5 million shares of common stock, as the impact of adding back to income the after tax interest expense associated with the convertible subordinated notes, and including the impact of the common shares to be issued, would be antidilutive in these periods. The convertible subordinated notes were paid in full on December 1, 2006.

7. Restructuring Liabilities

As of April 1, 2007, restructuring liabilities were $12.6 million and consisted of obligations under excess facility operating leases. During the first quarter of fiscal 2007, we recorded a restructuring charge of $1.5 million for our Japan operations, $1.3 million of which represented severance charges and $0.2 million represented an excess facilities charge. The severance charges of $1.3 million related to a reduction in our Japan staff during the first quarter of fiscal 2007. The charge for excess facilities was comprised primarily of future minimum lease payments of $0.2 million payable over the remaining life of the lease, which expired in March 2007 and payments to restore the leased building of $0.1 million. During the second and third quarters of fiscal 2007, we recorded restructuring reversals of $231,000 and $157,000, respectively for our Japan operations, which represented the proceeds from an insurance policy covering a portion of the employees’ retirement allowance. As of April 1, 2007, all payments associated with our restructuring in Japan have been completed.

An excess facility charge was initially recognized during fiscal 2002 to permanently reduce occupancy or vacate certain domestic and international facilities. The charge for excess facilities was comprised primarily of future minimum lease payments payable over the remaining life of the leases, net of total estimated sublease income. Since the commercial real estate market continued to be weak in certain areas during fiscal 2006, we concluded that we would not be able to find a suitable tenant for the remaining vacant facility. Accordingly, we adjusted our estimate to exclude any future sublease income assumption for that facility, which resulted in a charge of $3.3 million during the fourth quarter of fiscal 2006. The actual costs could differ from our current estimates, and additional adjustments to the restructuring liability could be recorded if we are unable to negotiate reasonable termination fees on certain facilities, if facility sub-lease rental rates change, or if other estimates and assumptions change.

Activity with respect to restructuring liabilities is as follows (in thousands):

	Excess Facilities	Severance	Total
Balance at July 2, 2006	$17,042	$—	$17,042
Charges in first nine months of fiscal 2007	330	816	1,146
Cash payments, net	(4,773)	(816)	(5,589)

Balance at April 1, 2007	12,599	—	12,599
Less: current portion	3,620	—	3,620

Restructuring liabilities at April 1, 2007, less current portion	$8,979	$—	$8,979

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

Business Overview

We develop and sell a family of modular and stackable network infrastructure equipment and offer related service contracts for extended warranty and maintenance agreements. Substantially all of our revenue is derived from the sale of networking equipment and the related service contracts. We believe that understanding the following key developments is helpful to an understanding of our operating results for the third quarter and first nine months of fiscal 2007.

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

Business Environment

Throughout fiscal 2003 and early 2004, the primary factor that impacted our operations and financial performance was weak demand for networking equipment resulting from the continuing weakness of the global and U.S. economies. Weak economic conditions persisted through most of fiscal 2004, but beginning in the third quarter of fiscal 2004, we began to see evidence of strengthening demand for our products. In fiscal 2005, we continued to generate revenue growth, although not each and every quarter, and not in all geographic markets. In fiscal 2006 and the first nine months of fiscal 2007, however, we experienced lower revenue in the enterprise segment in the U.S. and in the service provider segment in Japan.

Results of Operations

Our operations and financial performance have been affected by the economic factors described above, and during the third quarter of fiscal 2007, we produced the following results (with comparison to the third quarter of fiscal 2006):

•	Net revenues of $85.1 million, a decrease of 0.4% from net revenues of $85.5 million in the third quarter of fiscal 2006.

•	Service revenue of $15.5 million, a decrease of 4.7% from service revenues of $16.3 million in the third quarter of fiscal 2006.

•	Total gross margin of 56.2% of net revenues, up from 54.1% in the third quarter of fiscal 2006.

•	Net loss of $2.4 million, a decrease from $2.8 million of net income in the third quarter of fiscal 2006.

•

Cash and cash equivalents, short-term investments and marketable securities totaled $214.7 million as of April 1, 2007. We fully paid our $200 million subordinated debentures on December 1, 2006 upon maturity. Until October 25, 2006, we continued to repurchase shares under our share repurchase program authorized by our board of directors in the first quarter of fiscal 2006 by repurchasing approximately 3.9 million shares for $14.6 million in the fiscal 2007. On October 25, 2006, the Board of Directors terminated the share repurchase plan.

Net Revenues

The following table presents net product and service revenues for the three and nine-month periods ended April 1, 2007 and April 2, 2006 (dollars in thousands):

	Three Months Ended April 1, 2007		Three Months Ended April 2, 2006		Nine Months Ended April 1, 2007		Nine Months Ended April 2, 2006
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net revenues:
Product	$69,578	81.7%	$69,148	80.9%	$208,634	81.6%	$228,063	82.6%
Service	15,541	18.3%	16,302	19.1%	47,101	18.4%	48,096	17.4%

Total net revenues	$85,119	100.0%	$85,450	100.0%	$255,735	100.0%	$276,159	100.0%

Net revenues were $85.1 million in the third quarter of fiscal 2007 and $85.5 million in the third quarter of fiscal 2006, representing a decrease of 0.4% in the third quarter of fiscal 2007 from the third quarter of fiscal

2006. Net revenues were $255.7 million in the nine-month period ended April 1, 2007 and $276.2 million in the nine-month period ended April 2, 2006, representing a decrease of 7.4%.

Product revenue was $69.6 million for the third quarter of fiscal 2007 compared to $69.1 million for the third quarter of fiscal 2006, an increase of 0.6%. Product revenue was $208.6 million in the nine-month period of fiscal 2007 compared to $228.1 million in fiscal 2006, a decrease of 8.5%. The decrease in product revenue in the nine-month period of fiscal 2007 as compared to fiscal 2006 was primarily due to a decrease in the volume of units sold, primarily from a decline in sales in the Americas and Japan, offset by an increase in Europe Middle East and Africa (“EMEA”) and Asia Pacific.

Service revenue was $15.5 million in the third quarter of fiscal 2007 compared to $16.3 million in the third quarter of fiscal 2006, a decrease of 4.7%. Service revenue was to $47.1 million for the nine-month period ended April 1, 2007 compared to $48.1 million for the nine-month period ended April 2, 2006, a decrease of 2.1%. The decrease in service revenue in both the third quarter and nine-month period of fiscal 2007 as compared to fiscal 2006 was primarily due to the decrease in new service contracts due to the lower volume of product shipments.

The following table presents the total net revenue geographically for the three- and nine-month periods ended April 1, 2007 and April 2, 2006 (dollars in thousands):

	Three Months Ended April 1, 2007		Three Months Ended April 2, 2006		Nine Months Ended April 1, 2007		Nine Months Ended April 2, 2006
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net revenues:
United States	$30,815	36.2%	$33,882	39.7%	$96,578	37.8%	$110,906	40.2%
EMEA	34,062	40.0%	33,513	39.2%	103,253	40.4%	94,990	34.4%
Japan	5,617	6.6%	7,712	9.0%	14,845	5.8%	29,414	10.6%
Other	14,625	17.2%	10,343	12.1%	41,059	16.0%	40,849	14.7%

Total net revenues	$85,119	100.0%	$85,450	100.0%	$255,735	100.0%	$276,159	100.0%

Sales of products and services outside the United States accounted for approximately 64% and 62% of our business in the three- and nine-month periods ended April 2, 2007, respectively, compared to approximately 60% in both the three and nine-month periods ended April 2, 2006. Revenue outside the U.S., as a percentage of total net revenue, in the third quarter of fiscal 2007 increased by 4% compared to the year-ago quarter due primarily to an increase in revenue in Asia Pacific offset by decreases in revenue in Japan. Net revenue outside the United States, increased by 2% as a percentage of total net revenue in the nine-month period ended April 1, 2007 as compared to the same prior year period due to increases in revenue in EMEA and Asia Pacific, offset by a decrease in revenue in Japan. We expect that export sales will continue to represent a significant portion of net revenue, although export sales may fluctuate as a percentage of net revenue. Substantially all sales transactions are denominated in United States dollars.

We rely upon multiple channels of distribution, including two-tiered distribution in which large distributors purchase our product and make it available to resellers. Revenue through the distributor channel as a percentage of total product revenue was 48% in the third quarter of fiscal 2007 and 45% in the third quarter of fiscal 2006. Revenue through the distributor channel as a percentage of total product revenue was 45% in the first nine months of fiscal 2007 and 38% in the first nine months of fiscal 2006. The level of sales to any one customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. No distributor accounted for 10% or more of our net revenues for the three- and nine-month periods of fiscal 2007. One distributor accounted for 10% or more of our net revenue for the corresponding three- and nine-month periods of fiscal 2006.

Cost of Revenues and Gross Margin

The following table presents the gross margin on product and service revenues and the gross margin percentage of product and service revenues for the three- and nine-month periods ended April 1, 2007 and April 2, 2006 (dollars in thousands):

	Three Months Ended April 1, 2007		Three Months Ended April 2, 2006		Nine Months Ended April 1, 2007		Nine Months Ended April 2, 2006
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Gross margin:
Product	$40,446	58.1%	$38,716	56.0%	$115,735	55.5%	$128,188	56.2%
Service	7,420	47.7%	7,496	46.0%	21,757	46.2%	22,094	45.9%

Total gross margin	$47,866	56.2%	$46,212	54.1%	$137,492	53.8%	$150,282	54.4%

Gross margin was $47.9 million in the third quarter of fiscal 2007 and $46.2 million in the third quarter of fiscal 2006, representing period over period increase of 3.6%. Gross margin was $137.5 million in the first nine months of fiscal 2007 compared to $150.3 million in the first nine months of fiscal 2006. Gross margin as a percentage of net revenues was 53.8% and 54.4% in the first nine months of fiscal 2007 and 2006, respectively.

Cost of product revenue includes costs of raw materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans and document control. Product gross margin in the third quarter of fiscal 2007 was $40.4 million, representing 58.1% of product revenues as compared to $38.7 million in the third quarter of fiscal 2006, or 56.0% of product revenue. The increase in product gross margin as a percentage of product revenues was primarily due to a shift in product mix and $0.4 million lower overhead operations costs during the third quarter of 2007. Product gross margin in the nine months ended April 1, 2007 was $115.7 million, representing 55.5% of product revenues as compared to $128.2 million in the nine months ended April 2, 2006, or 56.2% of product revenue. The decrease in product gross margin as a percentage of product revenues was primarily due to lower revenue and higher discounts, partially offset by lower overhead operations costs in the first nine months of fiscal 2007.

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

Our cost of service consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross margin in the third quarter of fiscal 2007 was $7.4 million, representing 47.7% of service revenues as compared to $7.5 million in the third quarter of fiscal 2006, or 46.0% of service revenue. Service gross margin in the nine months of fiscal 2007 was $21.8 million, representing 46.2% of service revenue as compared to $22.1 million in the same nine-month period of fiscal 2006, or 45.9% of service revenue. The improvement in gross margin percentage in both the three and nine month periods in fiscal 2007 as compared to the same prior year periods is due to our cost control efforts.

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

Share-Based Compensation Costs

Share-based compensation recognized in the financial statements by line item caption is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Cost of product revenue	$189	$147	$587	$513
Cost of service revenue	69	77	308	277
Sales and marketing	470	500	1,772	1,876
Research and development	395	363	1,517	1,330
General and administrative	202	228	799	763

Total share-based compensation expense	1,325	1,315	4,983	4,759
Share-based compensation cost capitalized in inventory	(2)	(8)	(1)	17

Total share-based compensation cost	$1,323	$1,307	$4,982	$4,776

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

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses were $24.9 million for the third quarter of fiscal 2007 compared to $23.1 million for the third quarter of fiscal 2006, an increase of $1.7 million. The increase in the current quarterly period was primarily attributable to increased payroll and related personnel expenses of $1.1 million due to increased headcount and higher sales commissions of $0.4 million. Sales and marketing expenses were $76.2 million for the first nine months of fiscal 2007 compared to $73.0 million for the first nine months of fiscal 2006, an increase of $3.2 million. The increase in the nine-month period for fiscal 2007 was primarily due to increased payroll and related personnel expenses due to increased headcount and increased costs associated with sales conferences. The level of our sales and marketing spending in the future, in dollars and as a percentage of net revenues, will depend on many factors, including the rate at which we expand our sales force and the rate at which our revenues change.

Research and Development Expenses

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses increased to $18.4 million for the third quarter of fiscal 2007 from $14.5 million for the third quarter of fiscal 2006, an increase of $3.9 million. The increase in the current quarterly period was primarily attributable to costs associated with several new product introductions expected in our fourth fiscal quarter of 2007 and incremental investments related to the design of our next generation chipset. Research and development expenses increased to $49.8 million for the first nine months of fiscal 2007 from $46.4 million for the first nine months of fiscal 2006, an increase of $3.4 million. This increase was due to increased payroll and related personnel expenses due to increased headcount of $2.6 million and higher contract labor and professional fees associated with engineering projects of $1.6 million offset by a decrease in expense due to a reduction in the amortization of the Avaya warrant of approximately $1.0 million due to the extension of the development agreement with Avaya which decreased the quarterly expense amount. We expense all research and development costs as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and as a result, we expect research and development expenses to increase in absolute dollars.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, legal fees, professional fees and other general corporate expenses. General and administrative expenses increased to $8.9 million for the third quarter of fiscal 2007 from $6.5 million for the third quarter of fiscal 2006, an increase of $2.4 million. This increase was primarily due to increased outside professional fees of $2.8 million related to an investigation by a special committee of our Board of Directors of our historical practices for stock option grants and the accounting for option grants. We expect to incur higher professional fees in the coming periods as a result of the stock option investigation. We also expect legal expenses related to intellectual property litigation to continue at higher levels in fiscal 2007 than in fiscal 2006. General and administrative expenses increased to $25.3 million for the first nine months of fiscal 2007 from $19.7 million for the first nine months of fiscal 2006, an increase of $5.6 million. This increase was primarily due to increased legal and professional fees of $5.6 million related to the stock option investigation. Expenses as a result of compliance with the Sarbanes-Oxley Act of 2002, and Section 404 thereof, are expected to continue at levels similar to fiscal 2006.

Restructuring Charge

During the first quarter of fiscal 2007, we recorded a restructuring charge of $1.5 million for our Japan operations, $1.3 million of which represented severance charges and $0.2 million represented an excess facilities charge. The severance charges of $1.3 million related to a reduction in our staff in Japan during the first quarter of fiscal 2007. During the second and third quarters of fiscal 2007, we recorded restructuring reversals of $231,000 and $157,000, respectively, related to the payments received on an insurance policy covering a portion of the employees’ retirement allowance. As of April 1, 2007 all payments associated with the restructuring for our Japan operations have been completed.

Other Income, Net

On December 1, 2006 we fully paid our $200 million of subordinated debentures with available cash and investments. While our short-term investments and marketable securities have decreased subsequent to our payment of the subordinated debentures in the second quarter of fiscal 2007, we have earned higher interest income due to higher interest rates. Other income, net was $2.0 million for the third quarter of fiscal 2007 compared to $1.4 million in the third quarter of fiscal 2006, an increase of $0.6 million. The $0.6 million increase is attributable principally to the decrease in interest expense of $1.7 million and amortization of debt issuance costs of $0.3 million due to payment of our subordinated debentures offset by lower interest income of $1.7 million due to lower average short-term investments and marketable securities balances during the third quarter of fiscal 2007. Other income, net was $7.3 million for the first nine months of fiscal 2007 compared to $3.7 million in the first nine months of fiscal 2006, an increase of $3.6 million. This increase is primarily attributed to the decrease in interest expense of $2.3 million and $0.7 million in amortization of debt issuance costs due to the payment of our subordinated debentures and increase in interest income of $0.3 million during the second quarter of 2007.

Provision for Income Taxes

The provisions for income taxes of $0.2 million and $0.6 million for the third quarter of fiscal 2007 and the third quarter of fiscal 2006, respectively, were recorded for estimated taxes due on income generated in certain state and foreign tax jurisdictions. The income tax provision for the third quarter of fiscal 2007 reflects an effective tax rate of negative 10%, which differs from the statutory tax rate due to the tax impact of income from foreign operations and unbenefited losses in the U.S. taxes due to the full valuation allowance on our net deferred tax assets in accordance with SFAS 109. The income tax provision for the third quarter of fiscal 2006 reflects an effective tax rate of 19%, which differs from the statutory tax rate due to benefits to U.S. taxes from net operating loss carryforwards and tax credit carryforwards, offset by the tax impact of income from foreign operations. The provision for income taxes was $1.6 million for the nine-month period ended April 1, 2007 and $2.0 million for the nine-month period ended April 2, 2006. The estimated effective tax rates were negative 21% and 14% in the nine-month periods ended April 1, 2007 and April 2, 2006, respectively. The effective tax rate is estimated based on estimated full year earnings, and may be subject to revision during fiscal 2007.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements included in our Form 10-K for the year ended July 2, 2006. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three- and nine-month periods ended April 1, 2007 compared to those discussed in our Annual Report of Form 10-K for the year ended July 2, 2006.

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

Accounting for Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) released its final Interpretation on uncertain tax positions, FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FAS 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2006. The Company is currently assessing the impact of adopting this standard.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities decreased to $214.7 million at April 1, 2007 from $433.1 million at July 2, 2006, a decrease of $218.4 million. This decrease was primarily due to cash used to pay off our $200.0 million subordinated debentures, repurchase treasury stock of $14.6 million, capital expenditures of $3.8 million and operating activities of $2.3 million, partially offset by an increase in the unrealized gain on investments of $1.8 million and proceeds from issuance of common stock of $0.5 million.

We used $2.3 million in cash from operations in the first nine months of fiscal 2007. Net loss was $9.2 million and included significant non-cash charges including depreciation of $6.2 million, $5.0 million in share-based compensation expense, restructuring expense of $1.1 million and warrant amortization expense of $3.0 million. Accounts receivable, net, decreased to $25.1 million at April 1, 2007 from $27.7 million at July 2, 2006. Days sales outstanding (“DSO”) in receivables was approximately 27 days at April 1, 2007 and 30 days at July 2, 2006. Net inventory levels increased to $22.2 million at April 1, 2007 from $19.3 million at July 2, 2006. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence because of declining demand, rapidly changing technology and customer requirements. Deferred revenue decreased to $42.7 million at April 1, 2007 from $45.1 million at July 2, 2006.

We have a revolving line of credit for $10.0 million with a major lending institution. As of April 1, 2007, there were no outstanding borrowings under this facility. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of April 1, 2007, we had letters of credit totaling $0.7 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of April 1, 2007. The line of credit expires on January 24, 2008.

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

The following summarizes our contractual obligations at April 1, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1–3 Years	3–5 Years	After Five Years
Contractual Obligations:
Non-cancelable inventory purchase commitments	$28,001	$28,001	$—	$—	$—
Non-cancelable operating lease obligations	19,264	6,039	8,395	4,830	—
Other non-cancelable purchase commitments	4,875	2,500	1,500	875	—

	$52,140	$36,540	$9,895	$5,705	$—

We did not have any material commitments for capital expenditures as of April 1, 2007. Other non-cancelable purchase commitments represent manufacturing and technology agreements. We did not have any off-balance sheet arrangements as of April 1, 2007.

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

As a result of the Special Committee investigation and management’s internal review of our historical stock option practices and related matters, we identified a material weakness in our internal control over financial reporting related to our ability to retrospectively identify material accounting errors resulting from our historical stock option grants (see Item 4 — Controls and Procedures). A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected. We believe that we have subsequently remedied this material weakness in our internal control over financial reporting, but there can be no assurance that our corrections were sufficient or fully effective, or that we will not discover additional material weaknesses in our internal control over financial reporting in the future.

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

We Cannot Assure You That We Will Be Profitable in the Future.

While we have reported profits in both fiscal 2006 and 2005, we were not profitable in each quarter during those years, nor were we profitable in our quarter and nine months ended April 1, 2007. In addition, we reported losses for fiscal 2004, 2003, 2002 and 2001 and our revenue declined in each of the four quarters of fiscal 2006 and the first nine months of fiscal 2007. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will continue to need to rationalize expense levels and increase revenue levels to achieve sustained profitability in future fiscal periods.

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

In fiscal 2006 and the first nine months of fiscal 2007, we reported revenues below expectations. Our results were particularly impacted by lower sales in the United States and Japan in fiscal 2006 and the first nine months of fiscal 2007, offset in part by increased service revenue and increased product revenue in the Asia Pacific region. We believe that revenues will increase in coming quarters; however, our future results could be adversely affected if longer term economic or industry trends are unfavorable.

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

International sales constitute a significant portion of our net revenues. Our ability to grow will depend in part on the expansion of international sales. Sales to customers outside of the United States accounted for approximately 64% and 60% of our net revenues for the third quarter of each of fiscal 2007 and 2006, respectively. Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

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

Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment.

As of April 1, 2007, one customer accounted for more than 10% of our accounts receivable balance. Some of our customers are likely to experience serious cash flow problems and, as a result, may find it difficult to obtain financing, if financing is available at all. If our customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment of, the amounts that they owe us.

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

We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, service, finance and operations personnel. The market for these personnel is competitive, especially in the San Francisco Bay Area, and we have had difficulty in hiring employees, particularly engineers, in the timeframe we desire. In addition, retention has become more difficult for us and other public technology companies as a result of the stock market decline, which caused the price of many of our employees’ stock options to be above the current market price of our stock and we are experiencing a high level of attrition. There can be no assurance that we will be successful in attracting and retaining our key personnel. We have and are initiating a number of employee retention programs, but we cannot assure you that these will be successful. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring desired personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as new product introductions.

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

Our Reliance on Industry Standards, Technological Change in the Marketplace and New Product Initiatives May Cause our Sales to Fluctuate or Decline.

The network equipment industry in which we compete is characterized by rapid changes in technology and customers’ requirements and evolving industry standards. As a result, our success depends on

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

To date, a limited number of resellers, distributors and other customers have accounted for a significant portion of our revenue. No distributor accounted for 10% or more of our net revenues for the third quarter or first nine months of fiscal 2007. One distributor, Tech Data, accounted for 10% or more of our net revenues for the third quarter of fiscal 2006. In addition, while no other distributor or customer has accounted for 10% or more of revenue in the recent fiscal years, sales to several distributors represent a high percentage of our sales. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected.

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

Production and marketing of products in certain states and countries may subject us to environmental and other regulations including, in some instances, the requirement to provide customers the ability to return product at the end of its useful life, and place the responsibility for environmentally safe disposal or recycling with us. Additionally, certain states and countries may pass regulations requiring our products to meet certain requirements to use environmentally friendly components. Such laws and regulations have recently been passed in several jurisdictions in which we operate, including the European Union which issued a Directive 2002/96/EC Waste Electrical and Electronic Equipment (“WEEE”) to mandate funding, collection, treatment, recycling and recovery of WEEE by producers of electrical or electronic equipment into Europe. China is in the final approval stage of compliance programs, which will harmonize with the European Union WEEE. In the future, Japan and other countries are expected to adopt environmental compliance programs. If we fail to comply with these regulations, we may not be able to sell our products in jurisdictions where these regulations apply, which would have a material adverse affect on our results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents, short-term investments, marketable securities and long-term debt that are subject to market risk by range of expected maturity and weighted-average interest rates as of April 1, 2007. This table does not include money market funds because those funds are generally not subject to market risk.

	Maturing in
	Three Months or Less	Three Months to One Year	Greater Than One Year	Total	Fair Value
Included in cash and cash equivalents	$33,325			$33,325	$33,325
Weighted average interest rate	5.25%
Included in short-term investments	$31,407	$68,573		$99,980	$99,980
Weighted average interest rate	5.28%	4.12%
Included in marketable securities			$30,220	$30,220	$30,220
Weighted average interest rate			5.16%

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

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). At April 1, 2007, these forward foreign currency contracts had a notional principal amount of $5.3 million (fair value of $99). These contracts have maturities of less than 60 days.

Additionally, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS 133. At April 1, 2007, we held foreign currency forward contracts with a notional principal amount of $8.7 million (fair value of $40,000). These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction gains and losses from operations, including the impact of hedging, were a loss of $0.4 million in the third quarter of fiscal 2007 and a gain of $33,000 for the first nine months of fiscal 2007. Foreign currency transaction losses from operations, including the impact of hedging, were $0.4 million in the third quarter of fiscal 2006 and $0.9 million for the first nine months of fiscal 2006.

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

In light of the Special Committee investigation and the review of the Company’s stock option granting practices through April 1, 2007, we believe that the possibility that material errors in the Company’s historical share-based compensation could exist without detection by the Company was no more than remote as of the close of the quarter ended April 1, 2007, such that our internal control over financial reporting was effective as of that date.

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

Change in Internal Control over Financial Reporting

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout our organization. During the quarter ended October 1, 2006, we commenced the investigation by the Special Committee and the review of the Company’s stock option granting practices through April 1, 2007. With the exception of those measures there were no changes in our internal control over financial reporting during the quarter to which this Report on Form 10-Q applies that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With the filing of our Annual Report on Form 10-K for fiscal year 2006, this Quarterly Report and our Quarterly Reports on Forms 10-Q for the quarters ended October 1, 2006 and December 31, 2006, the Company believes it has returned to full compliance with SEC reporting requirements and Nasdaq listing requirements. The Company therefore expects that the Nasdaq delisting matter will be closed and will seek confirmation from Nasdaq of that result.

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

On June 21, 2005, Enterasys filed suit against Extreme Networks and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Massachusetts, Civil Action No. 05-11298 DPW. The complaint alleges willful infringement of U. S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560, 236, and seeks: a) a judgment that Extreme willfully infringes each of the patents; (b) a permanent injunction from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) damages and a “reasonable royalty” to be determined at trial; (d) trebled damages; (e) attorneys fees, costs and interest; and (f) equitable relief at the court’s discretion. The Markman hearing has been rescheduled for October 2007. We intend vigorously to defend against Enterasys’ assertions, which we believe to be without merit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a)	Exhibits:

10.11	Offer Letter for Employment between Extreme Networks, Inc. and Karen Rogge dated as of March 13, 2007 (incorporated by reference from the disclosures set forth in Item 5.02 to our Current Report on Form 8-K filed on March 29, 2007).

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC.
(Registrant)

/S/ KAREN ROGGE
KAREN ROGGE Senior Vice President and Chief Financial Officer

June 28, 2007