Form 10-K
period 2007-07-01
EXTREME NETWORKS INC
filed 2007-08-30
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2007

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

114,125,589 shares of the Registrant’s Common stock, $.001 par value, were outstanding July 29, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference from the definitive proxy statement for the Company’s 2007 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

EXTREME NETWORKS, INC.

FORM 10-K

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations for the first quarter of fiscal 2008, our expectations regarding results of operations, our ability to expand our market penetration, our ability to expand our distribution channels, customer acceptance of our products, our ability to meet the expectations of our customers, product demand and revenue, cash flows, product gross margins, our expectations to continue to develop new products and enhance existing products, our expectations regarding the amount of our research and development expenses, our expectations relating to our selling, general and administrative expenses, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expectations concerning the availability of products from suppliers and contract manufacturers, anticipated product costs and sales prices, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding the rationalization of our workforce and facilities, and our expectations regarding materials and inventory management. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the section entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-K and other filings we have made with the Securities and Exchange Commission. More information about potential factors that could affect our business and financial results is set forth under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

Item 1. Business

Overview

Extreme Networks, Inc., together with its subsidiaries, (collectively referred to as Extreme or the Company and as we, us and our) is a leading provider of network infrastructure equipment for corporate, government, education and health care enterprises and metropolitan telecommunications service providers. We were established in 1996 to address the issues caused by slow and expensive legacy networks. We endeavored to change the industry by replacing complex software-based routers with simple, fast, highly intelligent, hardware-based network switches. The subsequent and broad acceptance of this innovative, simplified approach to networking has enabled us to become an industry leader. Our technology vision since the founding of the Company has been “Ethernet Everywhere” – a unifying network strategy that uses proven Ethernet technology to simplify each element of the network. Our vision of Ethernet Everywhere helped us deliver easily deployable, highly scalable, comprehensively managed networks with ubiquitous bandwidth for applications and users. The resulting proliferation of applications, users and devices on the network has lead to new opportunities, including securing the network infrastructure. This becomes more critical as voice and video converges on to the data network. An attack on a converged enterprise network exposes the voice services within the company or in the case of a carrier exposes the voice services for their customers, to reliability and availability risks. Realizing the high availability requirement for converged Ethernet networks we have updated our vision of Ethernet Everywhere to ‘Insight and Control’. Our vision today is to provide meaningful insight into and greater control over the Ethernet infrastructure.

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

Industry Background

Businesses, governments, educational institutions, service providers, and other enterprise organizations have become highly dependent on their internal networks and the Internet. These networks serve as a central communications infrastructure connecting internal and external sites, and hosting voice calls and live and streamed video traffic. Computing applications, such as Enterprise Resource Planning (ERP) or Customer Relationship Management (CRM) systems, large enterprise data warehouses and sophisticated online transaction and other e-business applications, require the support of significant network resources as does the increased use of converged communication applications like IP Telephony. The emergence of the desktop Internet browser as a standard user interface as well as the Internet Protocol, or IP, as a common, enabling network technology has enabled bandwidth-intensive applications that integrate voice, video and data over TCP/IP to be deployed extensively throughout organizations. The steady rise in application sophistication, the proliferation of network-delivered services to the residence and the associated bandwidth load demands a fast, flexible and scalable network infrastructure.

Networking environments can be segmented into local area networks, or LANs, wide area networks, or WANs, and metropolitan area networks, or Metros.

LANs. LANs are traditional networks designed for connecting users to many types of application servers, which may be held locally or where they are remotely accessed through either private WANs or through secured public Internet communications. The LAN consists of servers, clients, a network operating system and a communications link to connect the LAN to other networks and to the Internet. The LAN market in which Extreme participates consists primarily of large and medium-sized enterprise customers.

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

A converged network must meet the following four key requirements:

High Availability. To avoid network outages hardware availability, network operating system availability and network-level availability have to be combined. Simply addressing just one of these is not sufficient to support a converged network. Switch hardware must support redundant management modules with hitless failover, hot swappable line cards and redundant power supplies for hardware high availability. High availability switches used to implement a converged network must have a modular operating system. Switches must also support a variety of link-level resiliency protocols that allows customers to reroute IP Telephony calls in less than 50 milliseconds should a network link fail.

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

A variety of new requirements are now being placed on the enterprise LAN network. The resulting proliferation of applications, users and devices on the network has lead to the challenge of securing the network infrastructure. This becomes more critical as voice and video converges on to the data network. An attack on a converged enterprise network exposes the voice services within the company to reliability and availability risks. Customers are demanding high availability switching solutions that are easy to install, secure and operate. These requirements offer great opportunity for next generation switching solutions in the enterprise LAN market.

Ethernet started as an enterprise technology and when Metro Ethernet took hold in 2000, Extreme Networks pioneered the market by enhancing Ethernet for service providers. We invented technologies such as EAPS and

vMANs. Over subsequent years, these technologies have been deployed widely to great success and are being used to deliver network services over fiber, to buildings or a residence. This was great for Internet access where carriers sold and subscribers essentially bought bulk data transfer. But today, individual subscribers – residential or businesses – want tailored services and guarantees driven by new applications such as voice and IPTV. Providing the opportunity for carriers to address individual subscribers through mass customization and deliver valuable services, in a low cost Ethernet network, opens up the market for Ethernet switches in the carrier Ethernet market.

The Extreme Networks Solution

We provide Ethernet networking solutions that meet the requirements of today’s enterprises and service providers by providing high performance, solution scalability, advanced policy-based Quality of Service, simplicity of use and lower cost of ownership. Our products share a common hardware, operating system and network management architecture, are based on industry-standard routing and network management protocols and offer open extensibility and interoperability. Our switches can be managed from any browser-equipped computer or the Telnet applet supported in almost all operating systems. The Telnet applet allows access to the Command Line Interface, or CLI, which a system administrator may prefer to use.

The key benefits of our solutions are:

High Availability: Customers can choose redundant management modules with hitless failover, hot swappable line cards and redundant power supplies for hardware high availability; a modular operating system (ExtremeXOSTM) for high system availability; and a variety of link-level resiliency protocols, including Ethernet Automatic Protection Switching (EAPS). Developed by Extreme Networks, EAPS is a critical protocol in any converged network. This open protocol allows you to reroute IP Telephony calls in less than 50 milliseconds should a network link fail, allowing businesses to continue uninterrupted even if disaster strikes.

Quality of Service: Extreme Networks offers an excellent and versatile Quality of Service (QoS) solution that allows IT administrators and carriers to assign the appropriate amount of bandwidth to mission critical applications such as IP Telephony and voice over wireless LANs. Policy based QoS offered by Extreme Networks allows network operators to automate and simplify bandwidth control. The ability to precisely deliver the specified bandwidth to a large number of applications and users is a hallmark of our QoS solution.

Comprehensive Security: Extreme Networks’ security solution is truly innovative and delivers what all IT professionals seek – a network that has security in its heart, rather than added as an afterthought. Our security solution, which combines secure switches with our powerful security rules engine, enables customers to implement unified wired and wireless network access and IP Telephony in a secure environment. CLEAR-Flow, our wire-speed security rules engine, helps detect and mitigate denial of service attacks. In the case of rapidly propagating Day-Zero threats, such as worm storms, CLEAR-Flow combined with Sentriant, our scalable, virtual security resource, can help protect the network.

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

Expand market penetration. We continue to market our products to new customers in multiple market segments. The majority of our business is with enterprise customers, including those in government and education sectors. Additionally, we aim to leverage our technology development, service, support and business infrastructure resources to address the metropolitan Ethernet market. These service provider customers include ISPs, content providers and Metro service providers. While currently most of our service provider and Metro-related business is generated outside of the United States, we believe there is a long-term growth opportunity in the metropolitan Ethernet market on a worldwide basis. Once customers deploy our products they obtain the increased benefits of our solution by simplifying their networks, extending policy-based Quality of Service and reducing costs of ownership, while increasing performance.

Extend switching technology leadership. Our technological leadership is based on proprietary switching technology, the ExtremeXOS™ and ExtremeWare® operating systems. We intend to invest our engineering resources in our proprietary switching technology, our operating system and other development areas to create leading-edge technologies that will increase the performance and functionality of our products. We also intend to maintain our active role in industry standards committees such as the Institute for Electrical and Electronics Engineers, or IEEE, and the Internet Engineering Task Force, or IETF.

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

Products

We deliver wired and wireless networking solutions for enterprises and service providers who are facing tough infrastructure challenges. Our products and services leverage a modern, modular operating system, innovative hardware technologies, and network-integrated security and mobility capabilities to provide simplicity, high performance, and network insight and control at a low cost of ownership.

During the past fiscal year, Extreme Networks introduced a series of new products that support our customers’ secure, converged networks. Release 12.0 of ExtremeXOS™, our award-winning modular network operating system, continues to deliver leading capabilities that ease the deployment and management of sophisticated enterprise and service provider networks. The Summit X250 series, powered by ExtremeXOS, breaks new ground in the network switching space. With advanced automation and quality of service features in an economical package, these switches are ideal for connecting simple devices, like IP handsets or security cameras, to an advanced Enterprise network. In addition, we introduced new products and enhancements to both our Security and Wireless product lines.

Our principal products are as follows:

Products	Configuration/Description
Extreme XOS-powered Summit Stackable Product Family

Summit X250	24 or 48 10/100 Mbps Ethernet ports and 2 Gigabit Ethernet ports with or without Power-Over-Ethernet (POE)

Summit X450	24 or 48 10/100/1000 BaseT Ethernet ports or 24 Gigabit Ethernet fiber ports, including 4 dual personality (fiber or copper) Gigabit Ethernet ports and an optional 2-port 10 Gigabit Ethernet Module

ExtremeWare-powered Summit Stackable Product Family

Summit5i	12 100/1000 BaseT Ethernet ports and 4 1000BaseX Gigabit Ethernet ports

Summit48si	48 10/100 Mbps Ethernet ports and 2 Gigabit Ethernet ports

Summit 200	48 or 24 10/100 Mbps Ethernet ports and 2 Gigabit Ethernet ports

Summit 300	48 or 24 10/100 Mbps Ethernet ports, supporting Power over Ethernet, and 2 or 4 Gigabit Ethernet ports

Summit 400	48 or 24 10/100/1000 BaseT Ethernet ports, 4 Gigabit Ethernet 1000BaseX ports and an optional 2-port 10 Gigabit Ethernet Module. One version of the 24 port model supports Power over Ethernet

Summit WM Wireless Product Family

Summit WM 100/1000	Wireless switch controller supporting 4 fast 10/100 ports or 2 Gigabit Ethernet ports and up to 200 wireless Access Points

Summit WM 200/2000	Wireless switch controllers supporting advanced voice over wireless capabilities as well as enhanced failover features for demanding WLAN applications

BlackDiamond Modular Chassis powered by ExtremeXOS

BlackDiamond 8806	192 10/100/1000 Gigabit Ethernet ports, or 18 10 Gigabit Ethernet ports in one chassis

6 slots to accommodate a variety of up to 4 connectivity modules and 2 management modules

BlackDiamond 8810	432 10/100/1000 Gigabit Ethernet ports, or 36 10 Gigabit Ethernet ports in one chassis

10 slots to accommodate a variety of up to 8 connectivity modules and 2 management modules

Products	Configuration/Description
BlackDiamond 12804C	80 Gigabit Ethernet ports, or 8 10 Gigabit Ethernet ports in one chassis for the enterprise core

6 slots to accommodate a variety of up to 4 connectivity modules and 2 management modules

BlackDiamond 12804R	80 Gigabit Ethernet ports, or 8 10 Gigabit Ethernet ports in one chassis for carrier Ethernet services

6 slots to accommodate a variety of up to 4 connectivity modules and 2 management modules

BlackDiamond 10808	480 Gigabit Ethernet ports, or 48 10 Gigabit Ethernet ports in one chassis

10 slots to accommodate a variety of up to 8 connectivity modules and 2 management modules

BlackDiamond and Alpine Modular Chassis powered by ExtremeWare

Alpine 3804	Up to 128 10/100 Mbps Ethernet ports or 64 Gigabit Ethernet ports in one chassis

5 slots to accommodate a variety of up to 4 connectivity modules and 1 management module

Alpine 3808	Up to 256 10/100 Mbps Ethernet ports or 128 Gigabit Ethernet ports in one chassis

9 slots to accommodate a variety of up to 8 connectivity modules and 1 management module

BlackDiamond 6808	Up to 672 10/100 Mbps Ethernet ports, 168 Gigabit Ethernet ports, or eight 10 Gigabit Ethernet ports in one chassis

10 slots to accommodate a variety of up to 8 connectivity modules and 2 management modules

Operating Systems

ExtremeXOS™	A modular, POSIX-compliant modular switch operating system supporting open APIs for device to device collaboration and support for XML type interfaces. ExtremeXOS delivers automated process restart for highly available networks

ExtremeWare®	An embedded switch operating system featuring standard protocols, web-based configuration and policy-based Quality of Service

Summit Stackable Products

Our Summit stackable switch family is designed to meet the demanding requirements of Enterprise and Service Provider customers. With a broad range of Gigabit and 10/100 Mbps speeds and switches built for edge and aggregation roles, these products meet the needs of Enterprises connecting desktops and servers as well as Service Providers connecting large Internet data centers and broadband points of presence in metropolitan-scale service areas.

Extreme Networks was the first networking company to introduce fixed-configuration switches utilizing a modern, modular operating system. As a result, our customers now can enjoy the high availability and extensibility capabilities of ExtremeXOS – a network operating system originally designed to meet the demanding needs of core and service provider applications – at the edge of their networks.

We’ve moved aggressively to build our ExtremeXOS-based fixed-configuration product portfolio. In 2005, we announced the Summit 450 series of switches for Gigabit connectivity. In 2006 we extended the Summit portfolio again with the addition of the Summit 250 series of switches for 10/100 connectivity. As a result, enterprise and service provider customers can now tailor their solution with a variety of form factors – 24 or 48 ports, powered or non-powered, and 10/100 or 10/100/1000. When combined with our ExtremeXOS-based BlackDiamond core products, our Summit switches deliver a unique value proposition: a single network operating system – running on the same release from the edge to the core – capable of creating high performance converged infrastructure solutions that are simple to deploy and operate.

Our ExtremeWare stackable switch family continues to provide value to our customers in a variety of network connectivity roles, including:

•	The Summit 400 product line now includes the Summit 400-24p which offers Power over Ethernet (PoE), integrated stacking, and optional 10 Gigabit uplinks.

•	The Summit 300 switch family supports an array of devices including IP phones, laptop and desktop PCs and emerging devices such as IP cameras.

•	The Summit 200 series switches offer low entry costs for sophisticated Layer 3 services.

•	The Summit48si switch delivers an aggregation switching solution with physical and logical access, security and user mobility features.

•	The Summit5i switches support server farms and data centers by maximizing server availability and performance with combining server load-balancing with wire-speed switching.

Other members of the Summit product line address server-switching constraints by providing switched Fast Ethernet or Gigabit Ethernet ports and high speed Gigabit uplinks to servers, delivering required bandwidth between servers, and to clients on attached segments.

The Summit WM Wireless LAN Products

Summit WM-series wireless LAN (WLAN) controllers deliver a high-performance wireless enterprise solution that is both secure and easy to manage. This allows Enterprise network managers to simplify the task of mobilizing their users without sacrificing features or performance. The Summit WM-series switch is ready to support the most advanced wireless applications and mobile voice and multimedia networking challenges. Examples include cross-subnet roaming and sophisticated multicast. With capacities of up to 200 access points per switch, the Summit WM-series can scale to support the largest WLAN installations while also providing centralized management for remote branch office installations.

Sentriant Network-Integrated Security Solutions

The Sentriant product family includes the Sentriant NG product for rapid threat detection and mitigation, and the Sentriant AG product for network access control. Both products integrate with the network infrastructure by leveraging features within Extreme Network’s infrastructure portfolio. Sentriant AG and Sentriant NG can also deliver exceptional value as standalone products when used with networking infrastructure equipment from other vendors.

When used in conjunction with the switch-based CLEAR-Flow security rules engine from Extreme Networks, Sentriant NG leverages insight and control from the network to deliver a Virtualized Security Resource (VSR). VSR’s can deliver dynamic network security to proactively detect, contain and mitigate network threats including common denial of service attacks and harmful worm ‘storms’. The Sentriant NG appliance can be positioned at the core of the network where it eliminates threats in a matter of seconds with its ability to detect storm patterns and contain malicious traffic. Sentriant NG uses behavior-based threat detection methods to detect threats – including new threats for which no signatures exist at the time of attack. It also includes a sophisticated early warning system that employs unused IP space to identify threats. The Sentriant NG VSR and CLEAR-Flow promote higher network availability while reducing the need for numerous security devices across the edge of the network.

Sentriant™ AG provides a complete Network Access Control (NAC) platform that works with a variety of network infrastructures, across all access types (wired, wireless, VPN), and with a wide range of endpoint devices. Sentriant AG automatically tests each endpoint and verifies that its security level meets the organization’s security requirements before allowing access to the network. A non-compliant device can be placed in quarantine with restricted access until it can be repaired through several remediation options before being granted full access.

BlackDiamond 10808 Series

The revolutionary BlackDiamond 10808 is the industry’s most advanced switch that redefines the intelligent core within the enterprise network—creating a highly available, open converged network that is both cost-effective and simple to operate. The BlackDiamond 10808 delivers security that scales to 10 gigabit rates, voice-class availability and predictable performance, independent of application. Located in the core of some of the most demanding IPv4 and IPv6 networks, the BlackDiamond 10808’s CLEAR-Flow Security Rules Engine and Layer 3 Virtual Switching capability has set the bar for core security. With its redundant hardware design, ExtremeWare® XOS™ modular operating system and network resiliency protocol support, the BlackDiamond 10808 provides the network uptime users expect of traditional circuit-based voice networks.

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

ExtremeXOS™

ExtremeXOS is an open network operating system that delivers meaningful insight and unprecedented control for mission-critical applications. With exceptional support for voice over IP, integrated security, and high availability, ExtremeXOS stands out as a real alternative to closed, proprietary products that limit choice and compromise performance.

Four powerful capabilities combine to make ExtremeXOS an exceptional operating system for solving the toughest networking challenges: 1) modularity enhances availability by isolating software processes to limit the impact of changes, attacks, or instabilities; 2) open interfaces allow applications to effectively control the network without unnecessarily tight integration that can limit flexibility and force system-wide upgrade cycles; 3) ExtremeXOS is a POSIX-compliant operating system, making on-switch application integration straightforward and fast; and 4) wire-rate instrumentation provides deep insight into critical network activities to build sophisticated security and voice applications.

ExtremeXOS™ now delivers revolutionary breakthroughs and industry leading capabilities that further the state-of-the-art in networking technology. We pioneered an innovative approach for communicating with the network control plane using an application programming interface or API. The extensible markup language or XML based APIs can be used by third parties to access processes within the switch in a secure fashion. For example, a security appliance can utilize ExtremeXOS™ to limit access, control bandwidth or redirect traffic from a client that is attempting to connect to the network. This XML infrastructure embraces the concept of open yet secure communications to allow business applications to easily interact with the network for security policy enforcement, regulatory compliance and performance management, and improved security.

ExtremeWare®

ExtremeWare® represents our first generation of Operating System and is embedded on specific switches. It delivers the robust switching and routing protocol support, management, control and security needed on current enterprise and service provider networks. Its standards-based, multi-layer switching and policy-based Quality of Service give network managers the tools needed to optimize network capacity with consistent fault-tolerant behavior.

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

Distributors. We have established several key relationships with leading distributors in the electronics and computer networking industries. We intend to maintain these relationships with distributors who may offer products or distribution channels that complement our own channels. Each of our distributors primarily resells our products to resellers. The distributors enhance our ability to sell and provide support to resellers, especially global accounts, who may benefit from the broad service and product fulfillment capabilities offered by these distributors. One distributor, Tech Data, accounted for 12%, 12% and 11% of our net revenues in fiscal 2007, 2006 and 2005, respectively. Distributors are generally given privileges to return a portion of inventory to us for the purpose of stock rotation and participate in various cooperative marketing programs to promote the sale of our products and services. We defer recognition of revenue on all sales to these distributors until the distributors sell the product, as evidenced by monthly “sales-out” reports that the distributors provide to us. (See “Revenue Recognition” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

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

As of July 1, 2007, our worldwide sales and marketing organization consisted of 299 individuals, including directors, managers, sales representatives, and technical and administrative support personnel. We have domestic sales offices located in 16 states and international sales offices located in 22 countries.

International sales

International sales are an important portion of our business. In fiscal 2007, sales to customers outside of the United States accounted for 60% of our consolidated net revenues, compared to 59% in fiscal 2006 and 56% in fiscal 2005. These sales are conducted primarily through foreign-based distributors and resellers managed by our worldwide sales organization, in addition to direct sales to end-user customers, including large global accounts. The primary markets for sales outside of the United States include the countries in Western Europe, the Asia- Pacific region and Japan. Although not a significant component of total revenues to date, we also sell our products in South America, Canada and Mexico.

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

Customer Support and Service

We offer modular and comprehensive extended warranty service contracts under our ExtremeWorks service solutions to help protect our customers’ network investments and support their business goals. The markets we address, including enterprises and service providers, all seek high reliability and maximum uptime. Our goal is to serve as a knowledgeable and experienced service partner who can tailor service solutions to meet the specific business needs of our customers. For the provision of on-site hardware support to customers we have agreements in place with International Business Machines, Inc. and Equant N.V. Expenses related to these agreements are recorded in cost of service revenue on our consolidated statements of operations. We also maintain relationship with Flextronics International, Ltd. for the handling of product returns and repairs covered by our warranty and service contracts in various locations worldwide. We provide our customers with our standard, limited hardware warranty, which is typically 12 months from the date of shipment to end-users and our 90-day software warranty. Warranty expenses related to these relationships are recorded in cost of product revenue on our consolidated statements of operations.

Our service offerings are as follows:

•	ExtremeWorks and PartnerWorks Support Programs

•	ExtremeWorks Professional Services

•	ExtremeWorks Education

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

We utilize the Internet to distribute and obtain information from our customer base as an integral part of our service solution. This allows us to keep customers informed of the latest updates and developments at Extreme Networks, and contains up-to-date information and technical documentation enabling customers to research issues and find answers to technical questions. Special features include a TAC database to obtain troubleshooting assistance and information for diagnosing hardware and researching network issues. On-site support services are available in most locations worldwide for customers who require a more comprehensive level of service and support.

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

We also maintain a strategic relationship with Alpha Networks, Inc. headquartered in Hsinchu, Taiwan. Alpha Networks is a global networking Original Design Manufacturer (ODM) leader with core competencies in areas such as Ethernet, LAN/MAN, Wireless, Broadband and Voice Over Internet Protocol (VoIP). Alpha has over 6,000 employees worldwide and maintains relationships with players such as Broadcom and Marvell. Alpha trades on the Taiwan Stock Exchange under stock code T3380. Extreme Networks partners with Alpha Networks to build key product lines including the XOS based Summit Product Family. Following review of Extreme’s design specifications, Alpha manufactures and tests to those specifications. Extreme Networks is one of Alpha’s top five strategic partners (as measured by revenue).

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

Our product development activities focus on solving the needs of enterprises, service providers and Metro markets. Current activities include the continuing development of our proprietary switching technology aimed at extending the capabilities of our products. Our ongoing research activities cover a broad range of areas, including, in particular, 10 Gigabit Ethernet, Metro and Internet routing, ASIC design, network security, network management software, broadband access equipment and wireless networking equipment.

We continued to enhance the functionality of our modular operating system (ExtremeXOS™) which has been designed to provide high reliability and availability. This architecture allows us to leverage common operating system architecture across different hardware and ASIC implementation.

As of July 1, 2007, our research and development organization consisted of 288 individuals. Research and development efforts are conducted in several locations in the U.S., including our headquarters in Santa Clara, California and Raleigh, North Carolina. In fiscal 2005, we opened a research and development center in Chennai, India focusing on the development and verification of our operating systems. Our research and development expenses in fiscal 2007, fiscal 2006 and fiscal 2005 were $67.1 million, $62.0 million, and $61.5 million, respectively.

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

Employees

As of July 1, 2007, we employed 825 people, including 299 in sales and marketing, 288 in engineering, 50 in operations, 94 in customer support and service, and 94 in finance and administration. We have never had a work stoppage and no personnel are represented under collective bargaining agreements. We consider our employee relations to be good.

We believe that our future success depends on our continued ability to attract, integrate, retain, train and motivate highly qualified personnel, and upon the continued service of our senior management and key personnel. None of our personnel is bound by an employment agreement. The market for qualified personnel is competitive, particularly in the San Francisco Bay Area, where our headquarters is located. At times, we have experienced difficulties in attracting new personnel and we have experienced attrition that has affected our operating results.

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

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of August 1, 2007:

Name	Age	Position
Mark Canepa	52	President, Chief Executive Officer, Director
Karen M. Rogge	52	Senior Vice President, Chief Financial Officer
Alexander J. Gray	50	Senior Vice President and General Manager of Scalable Products
Helmut Wilke	55	Senior Vice President of Worldwide Sales

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

Helmut Wilke. Mr. Wilke joined Extreme as Senior Vice President of Worldwide Sales in April 2007. From May 2001 to March 2007, Mr. Wilke held various positions with Sun Microsystems where most recently he served as Senior Vice President of Operations and Field Support. His prior positions with Sun Microsystems include Vice President of Sales and President of Sun Microsystems, Germany. From 1997 to 2001, Mr. Wilke was the CEO and president of Software AG, a leading manufacturer of software and systems for large corporations. Mr. Wilke holds a PhD in Social Sciences from the University of Berlin, Germany.

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

We were not in compliance with SEC reporting requirements during fiscal year 2007, and Nasdaq listing requirements during portions of fiscal years 2007 and 2008, and we may continue to face compliance issues with both. If we are unable to remain in compliance with SEC reporting requirements and Nasdaq listing requirements, there may be a material adverse effect on the Company and our stockholders.

On September 11, 2006, based on information developed by Company management and at the Audit Committee’s recommendation, the Board of Directors appointed a special committee of the Board (the “Special Committee”) to conduct an independent investigation of our historical practices for granting and accounting for stock options and to present findings and recommendations to the Board. Pending completion of our Special Committee investigation, we were delinquent in filing certain of our periodic reports with the SEC during fiscal year 2007, and we were unable to hold our annual meeting of stockholders within the time required under Nasdaq Marketplace Rules. Although such delinquent reports were filed with the SEC on June 28, 2007, and our annual meeting of stockholders occurred on July 30, 2007, we were not in compliance with Nasdaq’s Marketplace Rules during portions of fiscal years 2007 and 2008. As a result, we underwent a review and hearing process with Nasdaq to determine our listing status. Nasdaq ultimately permitted our securities to remain listed on the Nasdaq Global Select Market, but our securities could be delisted in the future if we do not maintain compliance with applicable listing requirements in the future. If this happens, the price of our stock, the ability of our stockholders to trade in our stock, and our ability to raise capital could be adversely affected. If we are unable to remain in compliance with the SEC reporting requirements, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws, and we may not be able to issue stock options or other equity awards to our employees or allow them to exercise their outstanding options, which would adversely affect our business and results of operations.

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

In connection with our historical stock option practices and resulting restatement of our financial statements for the fiscal years 2000 through 2005, derivative actions were filed against certain of our current and former directors and officers purporting to assert claims on the Company’s behalf. There may be additional lawsuits filed in the future. We cannot predict the outcome of these lawsuits, nor can we predict the amount of time and expense that will be required to resolve these lawsuits. If these lawsuits become time consuming and expensive, or if there are unfavorable outcomes in any of these cases, there could be a material adverse effect on our business, financial condition and results of operations.

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

The Special Committee investigation and the activities related to the restatement of our fiscal 2000 through fiscal 2005 financial statements have required us to expend significant management time and to incur significant accounting, legal, and other expenses. Although the Special Committee has concluded its investigation, the Special Committee may continue to assist the Company with follow-up activities arising from the restatement or otherwise related to its investigation. The issues surrounding the historical stock option grant practices were complex and required substantial resources to resolve. The cost and time associated with concluding any follow-up activities by the Special Committee may have a material adverse effect on our operating results or our common stock price. The period of time necessary to resolve any such follow-up matters is uncertain, and these matters could require significant additional attention and resources.

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

We expect that the issues arising from our previous historical stock option grant practices and related accounting may make it more difficult to obtain director and officer insurance coverage in the future. If we are able to obtain this coverage, it could be significantly more costly than in the past, which would have an adverse effect on our financial results and cash flow. As a result of this and related factors, our directors and officers could face increased risks of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified directors and officers, which could adversely affect our business.

We Cannot Assure You That We Will Be Profitable in the Future.

We reported losses for fiscal 2007, 2004, 2003, 2002 and 2001 and our revenue declined in fiscal 2007. In addition, while we have reported profits in both fiscal 2006 and 2005, we were not profitable in each quarter during those years. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will continue to need to rationalize expense levels and increase revenue levels to achieve profitability in future fiscal periods.

Failure to maintain effective internal control over financial reporting may cause us to delay filing our periodic reports with the SEC, affect our Nasdaq listing, and adversely affect our stock price.

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K. In addition, our independent registered public accounting firm must attest to and report on our internal control over financial reporting. Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent registered public accounting firm interprets the requirements, rules and/or regulations differently from our interpretation, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

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

In fiscal 2007 and fiscal 2006, we reported revenues below our expectations. Our results were particularly impacted by lower sales in most regions in fiscal 2007. We believe that revenues will increase in coming quarters; however, our future results could be adversely affected if longer term economic or industry trends are unfavorable.

Due to the foregoing factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.

Intense Competition in the Market for Networking Equipment Could Prevent Us from Increasing Revenue and Achieving Profitability.

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

When Our Products Contain Undetected Errors, We May Incur Significant Unexpected Expenses and Could Lose Sales.

Network products frequently contain undetected errors when new products or new versions or updates of existing products are released to the marketplace. In the past, we have experienced such errors in connection with new products and product upgrades. We have experienced component problems in prior years that caused us to incur higher than expected warranty, service costs and expenses, and other related operating expenses. In the future, we expect that, from time to time, such errors or component failures will be found in new or existing products after the commencement of commercial shipments. These problems may have a material adverse effect on our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems. Further, if products are not accepted by customers due to such defects, and such returns exceed the amount we accrued for defect returns based on our historical experience, our operating results would be adversely affected.

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

Our Future Success Will Depend in Part Upon Increasing Our Revenue in the U.S. Market.

Revenues in the U.S. declined 5.8% in fiscal 2007 from fiscal 2006 and declined 12.7% in fiscal 2006 from fiscal 2005. We believe a number of factors have contributed to the decline in our revenues in the U.S., including turnover in our sales and marketing personnel, intense competition, as well as the timing of customer purchase decisions. Our success will depend upon increasing our revenue in the United States and we may need to identify new strategies or markets to increase revenue. We are initiating a number of programs to improve retention of our sales personnel and to compete more effectively in the U.S. market. If these efforts are not successful, our ability to sustain and grow our revenue and to achieve increased profitability would be adversely affected.

We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Grow Our International Sales Depends on Successfully Expanding Our International Operations.

International sales constitute a significant portion of our net revenues. Our ability to grow will depend in part on the expansion of international sales. Sales to customers outside of the United States accounted for approximately 60%, 59% and 56% of our net revenues for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

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

Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment.

As of July 1, 2007, no customers accounted for more than 10% of our accounts receivable balance. Some of our customers are likely to experience serious cash flow problems and, as a result, may find it difficult to obtain financing, if financing is available at all. If our customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment of, the amounts that they owe us.

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

We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, service, finance and operations personnel. The market for these personnel is competitive, especially in the San Francisco Bay Area, and we have had difficulty in hiring employees, particularly engineers, in the timeframe we desire. In addition, retention has become more difficult for us and other public technology companies as a result of the stock market decline, which caused the price of many of our employees’ stock options to be above the current market price of our stock and we are experiencing a high level of attrition. There can be no assurance that we will be successful in attracting and retaining our key personnel. A number of our key executives have left the Company in the last year, including our founder and Chief Executive Officer, our Chief Financial Officer, our Senior Vice President of Worldwide Sales, and our founder and Chief Technology Officer. These departures may cause other employees to leave the Company. We have and are initiating a number of employee retention programs, but we cannot assure you that these will be successful. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring desired personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as new product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. We have from time to time been involved in claims like this with other companies and, although to date they have not resulted in material litigation, we do not know whether we will be involved in additional claims in the future as we seek to hire and retain qualified personnel or that such claims will not result in material litigation. We could incur substantial costs in litigating any such claims, regardless of the merits.

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

Claims of Infringement by Others May Increase and the Resolution of such Claims May Adversely Affect our Ability to Compete and Our Operating Results.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents, copyrights, including rights to “open source” software, and other intellectual property rights. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the issuance of new patents at a rapid pace, it is not possible to determine in advance if a product or component might infringe the patent rights of others. Because of the potential for courts awarding substantial damages and the lack of predictability of such awards, it is not uncommon for companies in our and similar industries to settle even potentially unmeritorious claims for very substantial amounts. We expect to increasingly be subject to infringement claims asserted by third parties as the numbers of products and competitors in the market for network switches grow and product functionality overlaps.

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

We are actively involved in disputes and licensing discussions with, and have received notices from, third parties regarding their claimed proprietary rights. As the functionality and features of our products expands these disputes and discussions could increase or become harder to resolve. The corporations with whom we have or could have disputes or discussions include corporations with extensive patent portfolios and substantial financial assets who are actively engaged in programs to generate substantial revenues from their patent portfolios, and who are seeking or may seek significant payments or royalties from us and others in our industry. We cannot ensure that we will always be able successfully to defend ourselves against such claims or conclude licensing discussions on favorable terms. If we are found to infringe the proprietary rights of others, or if we otherwise settle such claims or enter into licensing arrangement to resolve potential disputes, we could be compelled to pay damages, royalties or other payments and either obtain a license to those intellectual property rights or alter our products so that they no longer infringe upon such proprietary rights. Any license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. Litigation resulting from claims that we are infringing the proprietary rights of others has resulted and could in the future result in substantial costs and a diversion of resources, and could have a material adverse effect on our business, financial condition and results of operations. Due to the number of companies with extensive patent portfolios in our industry who are or may be actively involved in licensing programs, as well as the increasing number of trade secret and “open source” disputes, we believe that even if we do not infringe the rights of others, we will incur significant expenses in the future due to disputes or licensing negotiations, though the amounts can not be determined. We cannot assure you that any such expenses will not be material or otherwise adversely affect our operating results.

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

To date, a limited number of resellers, distributors and other customers have accounted for a significant portion of our revenue. One distributor, Tech Data, accounted for greater than 10% of our net revenue in fiscal 2007, 2006 and 2005. In addition, while no other distributor or customer has accounted for 10% or more of revenue in the recent fiscal years, sales to several distributors represent a high percentage of our sales. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected.

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

Our Dependence on Two Contract Manufacturers for All of Our Manufacturing Requirements Could Harm Our Operating Results.

If the demand for our products grows, we will need to increase our material purchases, contract manufacturing capacity, and internal test and quality functions. Any disruptions in product flow could limit our revenue, adversely affect our competitive position and reputation, and result in additional costs or cancellation of orders under agreements with our customers.

We rely on two independent contractors to manufacture all of our products. Flextronics International, Ltd. manufactures products for one of our product lines. This company’s facilities are located in San Jose, California and Guadalajara, Mexico. Our commitment with Flextronics is formalized through a one-year contract. Alpha Networks, located in Hsinchu, Taiwan, manufactures products for our second product line. We have experienced delays in product shipments from contract manufacturers in the past, which in turn delayed product shipments to our customers. These or similar problems may arise in the future, such as products of inferior quality, insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results.

We do not know whether we will effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. We intend to introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturer to provide us with adequate supplies of high-quality products may cause a delay in our ability to fulfill orders and may have a material adverse effect on our business, operating results and financial condition. Moreover, our current dependence on two manufacturers makes us particularly vulnerable to these risks.

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

In particular, in December 2004 the Financial Accounting Standards Board issued a statement requiring companies to record stock option grants as compensation expense in their income statements. This statement was effective beginning with the first quarter of our fiscal 2006. The methodology for expensing such stock options is based on, among other things, the historical volatility of the underlying stock and the expected life of our stock options. Our stock price has been historically volatile. Therefore, the adoption of this accounting standard has, and will continue to, negatively impact our profitability and may adversely impact our stock price. In addition, our adoption of this standard could limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees.

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

We Have Been Named as a Defendant in a Shareholder Class Action Lawsuit Arising Out of Our Public Offerings of Securities in 1999 and May be Involved in Additional Litigation in the Future.

Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The

operative amended complaint is brought purportedly on behalf of all persons who purchased Extreme Networks’ common stock from April 8, 1999 through December 6, 2000. It names as defendants Extreme Networks; six of our present and former officers and/or directors, including our CEO (the “Extreme Networks Defendants”); and several investment banking firms that served as underwriters of our initial public offering and October 1999 secondary offering. (See “Other Matters” in Item 3 Legal Proceedings) We cannot assure you that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

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

Our corporate headquarters are located in Silicon Valley in Northern California. Historically, this region has been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economy and posed physical risks to our property. We have contract manufacturers located in Northern California, Mexico and Taiwan where similar natural disasters and other risks may disrupt the local economy and pose physical risks to our property and the property of our contract manufacturer.

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

In addition, the EU also adopted Directive 2002/95/EC on Restriction on the Certain Hazardous Substances in Electrical and Electronic Equipment (the “RoHS Directive”). The RoHS Directive bans in the EU the use of certain hazardous materials in electrical and electronic equipment. The RoHS Directive went into effect on July 1, 2006, the date by which each EU-member country was required to adopt legislation implementing the RoHS Directive in that country. Certain EU-member countries where we import products have adopted such implementing legislation effective July 1, 2006, while other EU-member countries have either not yet adopted implementing legislation or have not yet adopted rules under their implementing legislation. The manner of implementation of the RoHS Directive in each EU country will likely vary, and we will face challenges complying with the differing implementation of the RoHS Directive in each country. Failure to comply with the regulatory requirements in one jurisdiction may adversely impact our ability to do business in that jurisdiction as well as others. We have incurred higher manufacturing costs and increased our European service spare parts inventory by approximately $5.1 million as of July 2, 2006 as a result of complying with the RoHS Directive. During fiscal 2007, we did not increase our European service spare parts inventory further as a result of complying with the RoHS Directive. As of July 1, 2007, we were fully compliant with the RoHS Directive. Similar legislation has been or could be enacted in other countries outside the EU, the cumulative impact of which could similarly impact our financial condition or results of operations.

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

We have certain long-term real estate lease commitments carrying future obligations for non-cancelable lease payments. Reductions in our workforce and the restructuring of operations since fiscal 2002 have resulted in the need to consolidate certain of these leased facilities, located primarily in Northern California, for which we recorded excess facilities charges of approximately $4.0 million in fiscal 2007, $3.3 million in fiscal 2006, $6.5 million in fiscal 2004, and $9.6 million in fiscal 2003. For more information, see Note 12 of Notes to Consolidated Financial Statements. We may incur additional charges for excess facilities as a result of additional reductions in our workforce or future restructuring of operations. We will continue to be responsible for all carrying costs of these facilities until such time as we can sublease these facilities or terminate the applicable leases based on the contractual terms of the lease agreements, and these costs may have an adverse effect on our business, operating results and financial condition.

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

Provisions in Our Charter Documents and Delaware Law and Our Adoption of a Stockholder Rights Plan May Delay or Prevent an Acquisition of Extreme, Which Could Decrease the Value of Our Common Stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal administrative, sales, marketing and research and development facilities are located in Santa Clara, California. We also lease office space and executive suites in various other geographic locations domestically and internationally for sales and service personnel and engineering operations. Our aggregate lease expense for fiscal 2007 was approximately $4.8 million, net of sublease income of approximately $0.1 million. We believe our current facilities will adequately meet our growth needs for the foreseeable future, and we are actively engaged in efforts to sublease excess space we acquired in prior years to meet the anticipated growth at that time.

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

Late SEC Filings, Failure to Hold Annual Meeting and Nasdaq Delisting Proceedings

Due to the Special Committee investigation and the resulting restatement of our fiscal 2000 through 2005 financial statements, the Company did not timely file its Form 10-K for the fiscal year ending July 2, 2006 or the Quarterly Reports on Forms 10-Q for the quarters ended October 1, 2006, December 31, 2006 and April 1, 2007. The Company initially received Nasdaq Staff Determination notices stating that the Company was not in compliance with Marketplace Rule 4310(c)(14) because it had not timely filed such periodic reports with the SEC. Those filings were made on June 28, 2007. On July 2, 2007, the Company received a written notice from the Nasdaq Stock Market stating that the Nasdaq Listing and Hearing Review Council (the “Listing Council”) had determined that as of that date the Company had demonstrated compliance with all Nasdaq Marketplace Rules.

On July 3, 2007, the Company received a further Staff Determination notice from the Nasdaq Stock Market stating that the Company was not in compliance with Nasdaq’s Marketplace Rule 4350(e) due to a failure by the Company to hold its annual meeting of shareholders within the time required by Rule 4350(e). On July 30, 2007, the Company had held an annual meeting of shareholders and subsequently received a written notice from the Panel confirming that the Company had demonstrated compliance with all Nasdaq Marketplace Rules, and that the Panel determined to continue the listing of the Company’s securities on The Nasdaq Stock Market. Accordingly, the Company believes that the Nasdaq delisting proceedings have concluded.

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

A third derivative action was filed in the same court on May 31, 2007 by Frank A. Grucel, Jr., an individual identifying himself as a shareholder of the Company, purporting to assert claims on the Company’s behalf relating to the Company’s historic stock options granting practices. The complaint seeks unspecified monetary and injunctive relief and asserts claims for violations of Section 14(a) of the Securities Exchange Act of 1934, an accounting of all stock option grants made to the named defendants, breach of fiduciary duty and aiding and abetting such breach, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, rescission, violations of California Corporations Code Section 25402, and breach of fiduciary duties related to insider selling and alleged misappropriation of information. Extreme Networks, Inc. is named as a nominal defendant in this action, and the individual named defendants are Gordon L. Stitt, Herb Schneider, Stephen Haddock, Alexander J. Gray, Frank C. Carlucci, William R. Slakey, Charles Carinalli, Harry Silverglide, Michael West, Kenneth Levy, Robert L. Corey, Peter Wolken, Michael Palu, and Alicia Moore.

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

On August 2, 2007, the foregoing actions were consolidated for all purposes. Subsequently, on August 13, 2007, plaintiff Frank A. Grucel, Jr. was named lead plaintiff and his attorneys named lead counsel in the consolidated actions. This consolidated action is at an early stage, with a consolidated complaint to be filed by September 27, 2007. Discovery has not yet commenced and the defendants are not required to respond to the complaints currently on file. We cannot at this time predict whether this consolidated action will result in any material recovery by or expense to the Company.

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

Stock Prices	High	Low
Fiscal year ended July 1, 2007:
First quarter	$4.22	$3.39
Second quarter	$4.26	$3.60
Third quarter	$4.65	$3.94
Fourth quarter	$4.47	$3.72
Fiscal year ended July 2, 2006:
First quarter	$5.14	$4.06
Second quarter	$5.26	$4.34
Third quarter	$5.22	$4.48
Fourth quarter	$5.09	$4.02

At August 15, 2007, there were approximately 358 stockholders of record of our common stock and approximately 25,778 beneficial stockholders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings for the development of our business.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data for each of the fiscal years ended July 1, 2007, July 2, 2006, July 3, 2005, June 27, 2004 and June 29, 2003. These tables should be reviewed in conjunction with the Consolidated Financial Statements in Item 8 and related Notes, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results may not be indicative of future results.

	Year Ended
	July 1, 2007(1)	July 2, 2006(2)	July 3, 2005(3)	June 27, 2004(4)	June 29, 2003(5)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$342,834	$358,601	$383,347	$351,848	$363,276
Net income (loss)	$(14,197)	$8,509	$12,519	$(3,292)	$(282,171)
Net income (loss) per share – basic	$(0.12)	$0.07	$0.10	$(0.02)	$(2.45)
Net income (loss) per share – diluted	$(0.12)	$0.07	$0.10	$(0.02)	$(2.45)
Shares used in per share calculation – basic	114,122	121,286	121,225	118,348	115,186
Shares used in per share calculation – diluted	114,122	123,049	124,166	118,348	115,186

	As of
	July 1, 2007	July 2, 2006	July 3, 2005	June 27, 2004	June 29, 2003
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents, short-term investments and marketable securities	$215,855	$433,105	$440,404	$425,672	$402,157
Deferred tax asset	$1,118	$500	$430	$886	$609
Total assets	$341,897	$558,718	$583,614	$579,273	$550,257
Convertible subordinated notes	$—	$200,000	$200,000	$200,000	$200,000
Other long-term liabilities	$21,392	$23,056	$30,698	$41,308	$22,313
Common stock and capital in excess of par value	$934,540	$927,835	$915,945	$910,546	$876,186
Accumulated deficit	$(670,585)	$(656,387)	$(664,896)	$(677,415)	$(674,123)

(1)	Fiscal 2007 net loss includes share-based compensation expense of $6.2 million and restructuring charge of $4.0 million.
(2)	Fiscal 2006 net loss includes share-based compensation expense of $7.0 million and restructuring charge of $3.3 million.
(3)	Fiscal 2005 net income includes share-based compensation expense of $0.8 million and other income includes $3.9 million from the relief of a foreign consumption tax obligation.
(4)	Fiscal 2004 net loss includes share-based compensation expense of $4.0 million and other income includes $7.9 million in cash settlements from vendors, net of related expenses, and other income of $2.5 million from the relief of a foreign consumption tax obligation.
(5)	Fiscal 2003 net loss includes share-based compensation expense of $23.1 million and a $194.8 million charge in our tax provision reflecting our provision of a full valuation allowance against deferred tax assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Business Overview

We develop and sell a family of modular and stackable network infrastructure equipment and offer related service contracts for extended warranty and maintenance agreements. Substantially all of our revenue is derived from the sale of our networking equipment and the related service contracts. We believe that understanding the following key developments is helpful to an understanding of our operating results for fiscal 2007.

Increased Product Breadth

We believe that continued success in the marketplace will depend on our ability to develop new and enhanced products employing leading-edge technology. In fiscal 2007 we introduced several new products that allow for the continued deployment of secure, converged networks as well as the expansion of the ExtremeXOS™ operating system from the core to the edge of the network. The following products were released in fiscal 2007: release 12.0 of ExtremeXOS™, our award-winning modular network operating system, the Summit X250 ExtremeXOS™-based fixed switches, and Summit WM 200 and WM 2000 wireless network controllers.

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

We have a comprehensive strategic alliance with Avaya, Inc. to jointly develop and market converged communications solutions. The alliance brings together Avaya’s global market leadership in IP voice and telephony with Extreme’s expertise in high performance IP data network infrastructure. Under a joint development agreement, the companies develop next generation, standards-based technologies in the areas of network management and provisioning, Quality of Service, security, and network resilience. Additionally, Avaya sells services and supports Extreme’s entire portfolio of data networking products through their worldwide sales organization and the Avaya Global Services organization.

Business Environment

The market for network infrastructure equipment is highly competitive and dominated by a few large companies. The layer 2 and layer 3 ethernet switch market growth rates have been in the high single digit to low double digit range over the most recent three years. In fiscal 2006 and fiscal 2007, however, we experienced a significant decline in demand in the service provider segment in Japan and lower revenue in the enterprise segment in the U.S.

Results of Operations

Our operations and financial performance have been affected by the economic factors described above, and during fiscal 2007, we achieved the following results:

•	Net revenues of $342.8 million, a decrease of 4.4% over fiscal 2006 net revenues of $358.6 million.

•	Service revenue of $62.3 million, a decrease of 2.3% from fiscal 2006 service revenue of $63.8 million.

•

Although net revenues decreased in fiscal 2007 from fiscal 2006, total gross margin remained fairly consistent in fiscal 2007 at 54.0% of net revenues (including share-based compensation expense of $1.1 million), compared to 54.1% in fiscal 2006.

•	Net loss of $14.2 million (including share-based compensation expense of $6.2 million), a decrease from net income of $8.5 million in fiscal 2006.

•

Cash flow used in operating activities was $0.3 million in fiscal 2007, compared with $28.0 million of cash generated in operating activities in fiscal 2006, a decrease of $28.3 million. Cash and cash equivalents, short-term investments and marketable securities were $215.9 million as of July 1, 2007. In December 2006, we retired $200 million of convertible subordinated notes on their maturity date.

Net Revenues

The following table presents net product and service revenues for the fiscal years 2007, 2006 and 2005 (dollars in thousands):

	Year Ended
	July 1, 2007	% of Net Revenues	July 2, 2006	% of Net Revenues	July 3, 2005	% of Net Revenues
Net revenues:
Product	$280,497	81.8%	$294,824	82.2%	$324,256	84.6%
Service	62,337	18.2%	63,777	17.8%	59,091	15.4%

Total net revenues	$342,834	100.0%	$358,601	100.0%	$383,347	100.0%

Net revenues were $342.8 million in fiscal 2007, $358.6 million in fiscal 2006 and $383.3 million in fiscal 2005, representing a decrease of 4.4% in fiscal 2007 from fiscal 2006 and a decrease of 6.5% in fiscal 2006 from fiscal 2005. Fiscal 2007 and 2006 had 52 weeks, compared with 53 weeks in fiscal 2005, and we believe that the additional week in fiscal 2005 may have a negative impact on the comparison of our sales from fiscal 2005 to fiscal 2006. However, we are not able to quantify the effect of the additional week of sales on our revenue in fiscal 2005.

Product revenue was $280.5 million in fiscal 2007, $294.8 million in fiscal 2006 and $324.3 million in fiscal 2005, representing a decrease of 4.9% in fiscal 2007 from fiscal 2006, and a decrease of 9.1% in fiscal 2006 from fiscal 2005. The decrease in product revenue in fiscal 2007 from fiscal 2006 was principally due to lower sales volume and an increase in discounts. The decrease in product revenue in fiscal 2006 from fiscal 2005 was primarily due to a decline in volume and to a lesser extent, higher discounts caused by a slight shift in geographic mix of sales. We expect that average selling prices across the industry will continue to be subject to competitive pressure and may decline somewhat going forward.

Service revenue was $62.3 million in fiscal 2007, or a 2.3% decrease over fiscal 2006 service revenue of $63.8 million. Service revenue was $63.8 million in fiscal 2006, or a 7.9% increase over fiscal 2005 service revenues of $59.1 million. The decrease in service revenue in fiscal 2007 from fiscal 2006 was due to a decrease in maintenance contract revenue as a result of lower product revenue. The increase in service revenue in fiscal 2006 from fiscal 2005 was the result of our efforts to focus on increasing the number of service contracts initially sold with new products and increasing contract renewal rates. As a percentage of total net revenues, service revenue was 18.2% in fiscal 2007, 17.8% in fiscal 2006 and 15.4% in fiscal 2005.

The following table presents the total net revenues geographically for the fiscal years 2007, 2006 and 2005 (dollars in thousands):

	Year Ended
	July 1, 2007	% of Net Revenues	July 2, 2006	% of Net Revenues	July 3, 2005	% of Net Revenues
Net revenues:
United States	$137,364	40.1%	$145,870	40.7%	$167,027	43.6%
Europe, Middle East and Africa	136,577	39.8%	124,768	34.8%	117,521	30.6%
Japan	17,844	5.2%	35,812	10.0%	58,100	15.2%
Other	51,049	14.9%	52,151	14.5%	40,699	10.6%

Total net revenues	$342,834	100.0%	$358,601	100.0%	$383,347	100.0%

Revenues outside of the United States accounted for 59.9%, 59.3% and 56.4% of net revenues in fiscal 2007, fiscal 2006, and fiscal 2005, respectively. In fiscal 2007, U.S. revenues were $137.4 million, a decrease of $8.5 million, or 5.8% over the fiscal 2006 results. The decline in revenue in the U.S. is primarily a result of lower sales volume. Revenues outside the U.S., as a percentage of total net revenues, in fiscal 2007 decreased by 0.6% compared to fiscal 2006 due to a decrease of 4.8% and 0.4% in net revenues in Japan and other international regions, respectively, offset in part by an increase in net revenues in Europe, the Middle East and Africa of 5.0%. The decline in net revenue in Japan was a result of lower demand for networking products within the service provider customer segment. Revenue in Europe, the Middle East, and Africa increased by $11.8 million, or 9.5%, in fiscal 2007 as compared to fiscal 2006. Revenue in other international regions, primarily Asia Pacific, decreased by $1.1 million in fiscal 2007 as compared to fiscal 2006 due to weak demand from enterprise customers in that region.

In fiscal 2006, U.S. revenues were $145.9 million, a decrease of $21.2 million, or 12.7% over the fiscal 2005 results. The decline in revenue in the U.S. is primarily a result of lower sales volume, in part attributed to a smaller sales force. Revenues outside the U.S., as a percentage of total net revenues, in fiscal 2006 increased by 2.9% compared to fiscal 2005 due to an increase of 4.2% and 3.9% in net revenues in Europe, the Middle East and Africa and other international regions, respectively, offset in part by a decrease in net revenues in Japan of 5.2%. The decline in net revenue in Japan was a result of lower demand for networking products within the service provider customer segment. Revenue in Europe, the Middle East, and Africa increased by $7.2 million, or 6.2%, in fiscal 2006 as compared to fiscal 2005. Revenue in other international regions, primarily Asia Pacific, increased by $11.5 million in fiscal 2006 as compared to fiscal 2005 due to strong demand from enterprise customers in that region.

We rely upon multiple channels of distribution, including two-tiered distribution in which large distributors purchase our product and make it available to resellers. Revenue through our distributor channel was 49% of total product revenue in fiscal 2007 and 40% in fiscal 2006. The level of sales to any one customer, including a distributor, may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. One distributor, Tech Data, accounted for just over 10% of our net revenues in fiscal 2007, 2006 and 2005.

Cost of Revenues and Gross Margin

The following table presents the gross margin on product and service revenues and the gross margin percentage of net revenues for the fiscal years 2007, 2006 and 2005 (dollars in thousands):

	Year Ended
	July 1, 2007	% of Net Revenues	July 2, 2006	% of Net Revenues	July 3, 2005	% of Net Revenues
Gross margin:
Product	$156,199	55.7%	$164,267	55.7%	$177,747	54.8%
Service	28,996	46.5%	29,609	46.4%	24,832	42.0%

Total gross margin	$185,195	54.0%	$193,876	54.1%	$202,579	52.8%

Gross margin was $185.2 million in fiscal 2007, $193.9 million in fiscal 2006 and $202.6 million in fiscal 2005, representing a decrease of 4.5% in fiscal 2007 from fiscal 2006 and 4.3% in fiscal 2006 from fiscal 2005. Gross margin as a percentage of net revenues was 54.0%, 54.1% and 52.8% in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Cost of product revenue includes costs of raw materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans, and document control. Product gross margin in fiscal 2007 was $156.2 million, representing 55.7% of product revenues as compared to $164.3 million in fiscal 2006, or 55.7% of product revenue. The product gross margin percentage in fiscal 2007 was influenced negatively by lower sales available to absorb the fixed component of our manufacturing overhead costs and also higher inventory obsolescence costs of $1.8 million, offset positively by lower warranty expense of $1.4 million on lower volume, a reduction in per-unit product costs due to a shift in product mix, and a reduction in operations overhead costs of $3.2 million. The cost of product revenue in fiscal 2007 includes $0.8 million in share-based compensation expense compared with $0.7 million in fiscal 2006.

Product gross margin in fiscal 2006 was $164.3 million, representing 55.7% of product revenues as compared to $177.7 million in fiscal 2005, or 54.8% of product revenue. The increase in product gross margin percentage in fiscal 2006 was due to a reduction in per-unit product costs, a reduction in operations overhead and lower warranty expense on lower volume. The cost of product revenue in fiscal 2006 includes $0.7 million in share-based compensation expense compared with less than $0.1 million in fiscal 2005, as well as a decrease in expenses of $0.7 million from the transfer of a department to research and development to better align costs with current functional activities.

Cost of product revenue in all periods includes the cost of our manufacturing overhead. We outsource substantially all of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering and document control at our facility in Santa Clara, California. Accordingly, a significant portion of our cost of product revenue consists of payments to our primary contract manufacturers, Flextronics International, Ltd. located in San Jose, California and Guadalajara, Mexico and Alpha Networks, located in Hsinchu, Taiwan.

Our cost of service revenue consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross margin in fiscal 2007 was $29.0 million, a decrease of $0.6 million from fiscal 2006 gross margin of $29.6 million. Service gross margin was 46.5% in fiscal 2007 as compared to 46.4% in fiscal 2006. Service gross margin in fiscal 2007 was negatively impacted by the decrease in service revenue, offset by improved cost control reduction. The cost of service revenue in fiscal 2007 includes $0.4 million in share-based compensation expense, consistent with $0.4 million in fiscal 2006.

Service gross margin in fiscal 2006 was $29.6 million, an increase of $4.8 million from fiscal 2005 gross margin of $24.8 million. Service gross margin was 46.4% in fiscal 2006 as compared to 42.0% in fiscal 2005. Service gross margin in fiscal 2006 was favorably impacted by the increase in service revenue and reduction in cost of service revenue, due primarily to a reduction in the costs associated with processing repairs and replacements. The cost of service revenue in fiscal 2006 includes $0.4 million in share-based compensation expense compared with zero in fiscal 2005.

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

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses were $102.1 million in fiscal 2007, $98.5 million in fiscal 2006 and $97.0 million in fiscal 2005, representing an increase of 3.7% in fiscal 2007 from fiscal 2006, and an increase of 1.5% in fiscal 2006 from fiscal 2005. The increase in fiscal 2007 was primarily due to an increase in salaries, benefits and commission expenses of $3.8 million due to a higher average headcount and employee retention program expenses and an increase in contract labor of $0.9 million, offset by decreases in professional fees of $0.5 million and share-based compensation expense of $0.6 million. The increase in fiscal 2006 was primarily due to share-based compensation expense of $2.6 million, increased information technology costs of $1.0 million, increased outsourcing of the service contract renewal process expenses of $0.6 million, increased expenses of $1.0 million from the inclusion of an additional department to better align costs with current functional activities, which in fiscal 2005 were included under General & Administrative expenses, offset by $3.8 million lower compensation costs due to lower average headcount in our sales force. As a percentage of net revenues, sales and marketing expenses were 29.8% in fiscal 2007, 27.5% in fiscal 2006 and 25.3% in fiscal 2005. The level of our sales and marketing spending in the future, in dollars and as a percentage of net revenues will depend on many factors, including the rate at which we expand our sales force and the rate at which our net revenues change.

Research and Development Expenses

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products. Research and development expenses were $67.1 million in fiscal 2007, $62.0 million in fiscal 2006 and $61.5 million in fiscal 2005. The increase in fiscal 2007 was primarily due to $5.5 million increase in employee related expenses as a result of increased headcount, offset by a decrease of $1.0 million in the Avaya warrant amortization cost. The increase in fiscal 2006 was primarily due to share-based compensation expense of $1.6 million and increased engineering project expenses of $2.6 million, offset by $2.0 million lower warrant amortization expense and $1.7 million related to all other research and development expenses. Research and development expenses include $3.0 million, $4.0 million and $6.0 million in fiscal 2007, 2006 and 2005, respectively, in amortization expense related to the fair value of the warrant issued to Avaya as part of the Joint Development Agreement. The fair value of the warrant allocated to the Joint Development Agreement with Avaya is $17.9 million and is being amortized over the term of the agreement (see Note 13 of Notes to Consolidated Financial Statements). The decrease in the warrant amortization in fiscal 2007 compared to fiscal 2006 and 2005 is due to an extension of the development agreement with Avaya signed in fiscal 2006. As a percentage of total net revenues, research and development expenses were 19.6% in fiscal 2007, 17.3% in fiscal 2006 and 16.1% in fiscal 2005. We expense all research and development expenses as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and as a result, we expect research and development expenses to increase in absolute dollars.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, legal fees, professional fees and other general corporate expenses. General and administrative expenses were $33.6 million in fiscal 2007, $25.5 million in fiscal 2006 and $31.7 million in fiscal 2005, representing an increase of 31.9% in fiscal 2007 from fiscal 2006, and a decrease of 19.6% in fiscal 2006 from fiscal 2005. The increase in fiscal 2007 was primarily due to $6.9 million related to the costs of the special investigation into our historical stock option granting practices, $2.3 million in legal fees related to defending claims related to our intellectual property and a shareholder derivative lawsuit related to our historical stock option granting practices, offset by a decrease of $1.2 million in bad debt expense recognized in 2006. The decrease in fiscal 2006 from fiscal 2005 of $6.2 million was primarily due to a $5.9 million decrease in legal expenses as fiscal 2005 included litigation to defend our intellectual property rights. As a percentage of net revenues, general and administrative expenses were 9.8% in fiscal 2007, 7.1% in fiscal 2006 and 8.3% in fiscal 2005. Future general and administrative expense levels will depend significantly on the level of legal expenses related to intellectual property litigation and shareholder derivative lawsuit.

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

Amortization of Deferred Stock Compensation

Amortization of deferred stock compensation in accordance with APB 25 was zero in fiscal 2007 and fiscal 2006 and $0.1 million in fiscal 2005, representing no change in fiscal 2007 from fiscal 2006, and a decrease of $0.1 million in fiscal 2006 from fiscal 2005. Amortization of deferred stock compensation is attributable to unvested stock options subject to forfeiture issued to employees that we assumed in conjunction with acquisitions during fiscal 2001. Deferred stock compensation was amortized as charges to operations, using the graded method, over the vesting periods of the individual stock options, generally four years. Upon termination of an employee, the amount of expense recognized under the graded vesting method that is in excess of the amount actually earned is reversed. For fiscal 2007, fiscal 2006 and fiscal 2005 there was no reversal of excess compensation expense related to terminated employees. The deferred stock compensation was fully amortized at the end of fiscal 2005.

Restructuring Charge

During fiscal 2007 and 2006, we recorded restructuring charges of $4.0 million, and $3.3 million, respectively. The charges in fiscal 2007 included $1.1 million in the first through third quarters to rationalize our sales force in Japan, and $2.9 million in the fourth quarter to reduce headcount across several functional areas, terminate certain redundant contracts, and to exit an excess facility. We expect to reduce annual operating costs by $3.0 million to $4.0 million in fiscal 2008 as a result of the June 2007 restructuring charge. The charge in fiscal 2006 was for an excess facilities charge and represented an increase to the charge initially recognized during the third quarter of fiscal 2002. The commercial real estate market continued to deteriorate in fiscal 2006 and we were not able to find suitable tenants to sublease these facilities necessitating an additional charge due to lower projected sublease receipts.

Interest Income

Interest income was $13.6 million in fiscal 2007, $15.1 million in fiscal 2006 and $10.7 million in fiscal 2005, representing a decrease of $1.5 million in fiscal 2007 from fiscal 2006, and an increase of $4.4 million in fiscal 2006 from fiscal 2005. The decrease in interest income in fiscal 2007 from fiscal 2006 was due primarily to a decrease in funds available for investment as a result of our retiring $200 million in convertible subordinated notes. The increase in interest income in fiscal 2006 from fiscal 2005 was due primarily to an increase in average interest rates.

Interest Expense

Interest expense was $3.1 million, $7.3 million and $7.0 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Interest expense in each of the fiscal years presented is primarily attributable to the $200 million of convertible subordinated notes. The notes matured and were fully paid in December 2006. Interest on the notes was payable semi-annually at 3.5% per annum.

Other Income (Expense), net

Other income (expense) net, was expense of $0.9 million in fiscal 2007, expense of $2.3 million in fiscal 2006 and income of $2.1 million in fiscal 2005. Other expense in fiscal 2007 was primarily comprised of amortization of costs associated with the $200 million convertible subordinated notes of $0.7 million and foreign currency losses of $0.2 million.

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

Provision (Benefit) for Income Taxes

The provisions for income taxes of $2.1 million for fiscal 2007 were recorded for taxes due on income generated in certain states and foreign tax jurisdictions. The effective tax rate in fiscal 2007 was negative 17.7% which differs from the statutory tax rate of 35% due primarily to the tax impact of income from foreign operations. As of July 1, 2007, we had net operating loss carryforwards for federal and state tax purposes of $268.5 million and $45.6 million, respectively, of which $53.1 million and $21.3 million, respectively, represent deductions from share-based compensation for which a benefit would be recorded in additional paid-in capital when realized. We also had federal and state tax credit carryforwards of $10.8 million and $14.8 million, respectively, as of July 1, 2007. Federal net operating loss carryforwards of $268.5 million will start to expire beginning 2021 through 2027 and state net operating losses of $45.6 million will expire between 2011 through 2017, if not utilized. Federal tax credits of $10.4 million will expire beginning 2012 through 2027 and state tax credits of $1.4 million will expire beginning 2008 through 2013, if not utilized. Under FAS 123R, the deferred tax asset for net operating losses excludes deductions for excess tax benefits related to share-based compensation.

The provisions for income taxes of $1.8 million and $3.5 million for fiscal 2006 and fiscal 2005, respectively, were recorded for taxes due on income generated in certain states and foreign tax jurisdictions. The effective tax rate was 17.4% and 22.1% for fiscal 2006 and 2005, respectively, which differs from the statutory tax rate of 35% due primarily to benefits for U.S. taxes from net operating loss carryforwards and tax credits, offset by the tax impact of income from foreign operations.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe the critical accounting policies stated below, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We believe there have been no material changes to our critical accounting policies during the year ended July 1, 2007 compared to the prior years.

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

Share-based compensation recognized in the financial statements by line item caption is as follows (dollars in thousands):

	Year Ended
	July 1, 2007	July 2, 2006	July 3, 2005
Cost of product revenue	$771	$718	$65
Cost of service revenue	359	417	40
Sales and marketing	2,173	2,764	195
Research and development	1,834	1,993	438
General and administrative	1,046	1,103	(45)
Amortization of deferred stock compensation	—	—	69

Total share-based compensation expense	6,183	6,995	762
Share-based compensation cost capitalized in inventory	(1)	25	—

Total share-based compensation cost	$6,182	$7,020	$762

In accordance with FAS 123R, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the table in Note 7 of Notes to Consolidated Financial Statements. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on both the implied volatilities from traded options on our stock and historical volatility on our stock.

For options granted prior to July 4, 2005, and valued (on a pro forma basis) in accordance with FAS 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility on our stock; we used the graded vesting method for expense attribution, and we recognized option forfeitures as they occurred as allowed by FAS 123.

For options granted after July 4, 2005, and valued in accordance with FAS 123R, the expected volatility used to estimate the fair value of the options was based on a combination of the historical volatility on our stock and the implied volatility; we used the straight-line method for expense attribution and we estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rate in fiscal 2007, based on our historical forfeiture experience, is approximately 9%. We modified our estimated forfeiture rate in the fourth quarter of fiscal 2007 and recognized the cumulative effect of the change, as an increase in compensation expense, in that quarter of approximately $0.1 million.

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

Revenue Recognition

We derive the majority of our revenue from sales of our modular and stackable networking equipment, with the remaining revenue generated from service fees relating to the service contracts and training on our products. We generally recognize product revenue from our value-added resellers and end-user customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. In instances where the criteria for revenue recognition are not met, revenue is deferred until all criteria have been met. Our total deferred product revenue was $0.6 million and $2.5 million as of July 1, 2007 and July 2, 2006, respectively. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis over the contractual service period. Our total deferred revenue for services, primarily from service contracts, was $40.8 million and $41.7 million as of July 1, 2007 and July 2, 2006, respectively. Service contracts typically range from one to five years.

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

We provide an allowance for sales returns based on our historical returns, analysis of credit memo data and our return policies. The allowance for sales returns was $2.1 million and $1.7 million as of July 1, 2007 and July 2, 2006, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. The provision for returns is charged to net revenues in the accompanying consolidated statements of operations, and was $3.2 million in fiscal 2007, $0.7 million in fiscal 2006 and $1.0 million in fiscal 2005. If the historical data we use to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenues. We estimate and adjust this allowance at each balance sheet date.

Inventory Valuation

Our inventory balance was $25.3 million as of July 1, 2007, compared with $19.3 million as of July 2, 2006. We value our inventory at lower of cost (determined on a first-in, first-out basis) or replacement cost. The networking industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements, product lifecycle and product development plans and quality issues. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at net realizable value. Inventory write-downs charged to cost of product revenue were $3.0 million in fiscal 2007, $1.3 million in fiscal 2006 and $1.1 million in fiscal 2005. Although we make every effort to ensure the accuracy of our forecasts of product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and we determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of product revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our operating margin in that period will be favorably impacted.

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

Our accrued warranty balance was $7.2 million as of July 1, 2007, compared with $7.0 million as of July 2, 2006. The determination of our warranty requirements is based on our actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust this accrual at each balance sheet date in accordance with changes in these factors. The cost of new warranties issued that was charged to cost of product revenue was $8.8 million in fiscal 2007, $10.2 million in fiscal 2006 and $12.3 million in fiscal 2005. While we believe that our warranty accrual is adequate and that the judgments applied in calculating this accrual are appropriate, the assumptions used are based on estimates and these estimated amounts could differ materially from our actual warranty expenses in the future. In fiscal 2005, we recognized $1.1 million in additional warranty expense due to a change in the method we use to accumulate the warranty return rates. If actual expenses exceed those we have estimated, our future cost of product revenue would be adversely affected.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable balance, net of allowance for doubtful accounts, was $23.1 million and $27.7 million as of July 1, 2007 and July 2, 2006, respectively. The allowance for doubtful accounts for trade accounts receivable as of July 1, 2007 was $0.7 million, compared with $0.7 million as of July 2, 2006. The distributor accounts receivable balance, net of allowance for doubtful accounts, recorded in prepaid expenses and other current assets, was $23.3 million and $17.2 million as of July 1, 2007 and July 2, 2006, respectively. The allowance for doubtful distributor accounts, also recorded in prepaid expenses and other current assets, as of July 1, 2007 was $0.2 million, compared with $0.3 million as of July 2, 2006. We continually monitor and evaluate the collectibility of our trade receivables based on a combination of factors. We record specific allowances for bad debts in general and administrative expense when we become aware of a specific customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends in the length of time the receivables are past due and historical collection experience. We mitigate some collection risk by requiring most of our customers in the Asia-Pacific region, excluding Japan and Australia, to pay cash in advance or secure letters of credit when placing an order with us. Our provision for doubtful accounts was an expense of $0.1 million in fiscal 2007, expense of $1.2 million in fiscal 2006 and an expense of $0.4 million in fiscal 2005. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required. We write-off receivables to the allowance after all collection efforts are exhausted. In the fourth quarter of fiscal 2005, one large distributor in Europe became delinquent in its payments to us due to cash flow problems and difficulty in obtaining financing. We increased our allowance for doubtful accounts to cover a higher percentage of this customer’s outstanding balance in fiscal 2005 and ultimately wrote off $1.8 million in receivables in fiscal 2006.

Deferred Tax Asset Valuation Allowance

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Significant management judgment is required in determining our valuation allowance recorded against our net deferred tax assets. We make an assessment of the likelihood that our net deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not believed to be likely, a valuation allowance is established. We provided a full valuation allowance against all of our U.S. federal and state net deferred tax assets in fiscal 2003 in the amount of $194.8 million in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. In fiscal 2007, the valuation allowance increased by $8.0 million to $166.6 million, and in fiscal 2006, the valuation allowance decreased by $17.2 million to $158.6 million.

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

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities were $215.9 million and $433.1 million at July 1, 2007 and July 2, 2006, respectively, representing a decrease of $217.2 million. This decrease was primarily due to cash used to repay the principal payment of convertible subordinated notes of $200.0 million, repurchase treasury stock of $14.6 million and capital expenditures of $4.6 million, and cash used in operating activities of $0.3 million, partially offset by proceeds from issuance of common stock of $0.5 million and a decrease in the unrealized loss on investments of $1.7 million.

Cash used in operating activities was $0.3 million in fiscal 2007, a decline of $28.3 million compared to cash from operations of $28.0 million in fiscal 2006. The decline in cash from operating activities was primarily due to net loss in fiscal 2007 of $14.2 million, which included significant non-cash charges, including depreciation and amortization of $7.9 million, share-based compensation expense of $6.2 million, and amortization expense related to the warrant issued to Avaya of $4.0 million. Accounts receivable, net, decreased to $23.1 million at July 1, 2007 from $27.7 million at July 2, 2006. Days sales outstanding in receivables decreased to 24 days at July 1, 2007 from 30 days at July 2, 2006. The decrease in accounts receivable and decrease in days sales outstanding were primarily due to improved collection efforts. Inventories increased to $25.3 million at July 1, 2007 from $19.3 million at July 2, 2006. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence because of declining demand, rapidly changing technology, environmental regulations and customer requirements. Deferred revenue decreased to $42.4 million at July 1, 2007 from $45.1 million at July 2, 2006. This decrease was due primarily to lower service contracts booked as a result of lower product sales.

We have a revolving line of credit for $10.0 million with a major lending institution. As of July 1, 2007, there were no outstanding borrowings under this facility. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. At July 1, 2007, we had letters of credit totaling $0.7 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of July 1, 2007. The line of credit was renewed on January 24, 2007 and expires on January 24, 2008. It is our intention to renew this line of credit when it expires.

In December 2001, we completed a private placement of $200.0 million of convertible subordinated notes. The notes matured on December 1, 2006. Interest was payable semi-annually at 3.5% per annum. The notes were paid off on their maturity date of December 1, 2006.

On October 20, 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock. In fiscal 2007, we repurchased approximately 3.9 million shares for approximately $14.6 million bringing the cumulative total to 11.1 million repurchased shares for approximately $48.3 million. In fiscal 2006, we repurchased approximately 7.1 million shares for approximately $33.7 million. The repurchases were made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and were subject to market conditions as well as applicable legal and other considerations. In October 2006, the Board of Directors terminated the share repurchase program.

We own our corporate headquarters in Santa Clara, California. The campus is located on approximately 16 acres of property in an area that may ultimately be suitable for residential development.

The following summarizes our contractual obligations (including interest payments) at July 1, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Contractual Obligations:
Non-cancelable inventory purchase commitments	$27,287	$27,287	—	—	—
Non-cancelable operating lease obligations	21,340	7,044	9,969	4,327	—
Other non-cancelable purchase commitments	3,900	1,650	1,500	750	—

Total contractual cash obligations	$52,527	$35,981	$11,469	$5,077	—

We did not have any material commitments for capital expenditures as of July 1, 2007. Other non-cancelable purchase commitments represent OEM and technology agreements. We did not have any off-balance sheet arrangements as of July 1, 2007.

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

New Accounting Pronouncements

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider

In September 2006, the FASB issued Emerging Issues Task Force Issue, or EITF, No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider. EITF No. 06-1 requires companies to provide disclosures regarding the nature of arrangements in which they provide consideration to manufacturers or resellers of equipment necessary for an end-customer to receive service from them, including the amounts recognized in the Consolidated Statements of Operations. EITF 06-1 is effective for fiscal years beginning after June 15, 2007. We do not expect the adoption of EITF No. 06-1 to have a material impact on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents, short-term investments, marketable securities and long-term debt that are subject to market risk by range of expected maturity and weighted-average interest rates as of July 1, 2007 and July 2, 2006. This table does not include money market funds because those funds are generally not subject to market risk.

	Maturing in				Fair Value
	Three months or less	Three months to one year	Greater than one year	Total
	(In thousands)
July 1, 2007:
Included in cash and cash equivalents	$31,091			$31,091	$31,091
Weighted average interest rate	5.29%
Included in short-term investments	$30,486	$61,113		$91,599	$91,599
Weighted average interest rate	5.32%	4.38%
Included in marketable securities			$52,683	$52,683	$52,683
Weighted average interest rate			5.18%

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
July 2, 2006:
Included in cash and cash equivalents	$31,830			$31,830	$31,830
Weighted average interest rate	4.76%
Included in short-term investments	$196,940	$100,786		$297,726	$297,726
Weighted average interest rate	4.41%	3.43%
Included in marketable securities			$42,781	$42,781	$42,781
Weighted average interest rate			3.99%
Long-term debt		$200,000		$200,000	$197,750
Weighted average interest rate		3.50%

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

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). At July 1, 2007, these forward foreign currency contracts had a notional principal amount and fair value of $5.5 million. These contracts have maturities of less than 60 days.

Additionally, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS 133. At July 1, 2007, we held foreign currency forward contracts with a notional principal amount and fair value of $8.6 million. These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction gains and losses from operations, including the impact of hedging, were a loss of $0.2 million in fiscal 2007, a loss of $0.9 million in fiscal 2006 and a loss of $0.6 million in fiscal 2005.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Extreme Networks, Inc.

We have audited the accompanying consolidated balance sheets of Extreme Networks, Inc. as of July 1, 2007 and July 2, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 1, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Extreme Networks, Inc. at July 1, 2007 and July 2, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 1, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, in fiscal 2006 the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Extreme Networks, Inc.’s internal control over financial reporting as of July 1, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2007 expressed an unqualified opinion on internal control over financial reporting.

Ernst & Young LLP

Palo Alto, California

August 28, 2007

EXTREME NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	July 1, 2007	July 2, 2006
ASSETS
Current assets:
Cash and cash equivalents	$71,573	$92,598
Short-term investments	91,599	297,726
Accounts receivable, net of allowances of $2,863 at July 1, 2007 ($2,387 at July 2, 2006)	23,066	27,681
Inventories, net	25,261	19,303
Deferred income taxes	1,118	500
Prepaid expenses and other current assets, net	13,339	8,920

Total current assets	225,956	446,728
Property and equipment, net	43,156	46,499
Marketable securities	52,683	42,781
Other assets, net	20,102	22,710

Total assets	$341,897	$558,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,303	$20,138
Accrued compensation and benefits	14,841	11,758
Restructuring liabilities	5,532	5,571
Accrued warranty	7,182	7,027
Deferred revenue	32,160	35,406
Convertible subordinated notes	—	200,000
Other accrued liabilities	23,263	19,581

Total current liabilities	104,281	299,481
Restructuring liabilities, less current portion	8,456	11,471
Deferred revenue, less current portion	10,286	9,699
Deferred income taxes	688	579
Other long-term liabilities	1,961	1,307
Commitments and contingencies (Note 4)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 125,105,000 issued and outstanding at July 1, 2007 (124,469,000 July 2, 2006) and capital in excess of par value	934,540	927,835
Treasury stock, 11,053,877 shares at July 1, 2007	(48,303)	(33,700)
Accumulated other comprehensive income (loss)	572	(1,567)
Accumulated deficit	(670,584)	(656,387)

Total stockholders’ equity	216,225	236,181

Total liabilities and stockholders’ equity	$341,897	$558,718

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	July 1, 2007	July 2, 2006	July 3, 2005
Net revenues:
Product	$280,497	$294,824	$324,256
Service	62,337	63,777	59,091

Total net revenues	342,834	358,601	383,347

Cost of revenues:
Product(1)	124,298	130,557	146,509
Service(1)	33,341	34,168	34,259

Total cost of revenues	157,639	164,725	180,768

Gross margin:
Product	156,199	164,267	177,747
Service	28,996	29,609	24,832

Total gross margin	185,195	193,876	202,579

Operating expenses:
Sales and marketing(1)	102,052	98,452	96,951
Research and development(1)	67,085	61,966	61,516
General and administrative(1)	33,638	25,498	31,709
Technology agreement	—	—	2,000
Amortization of deferred stock compensation(1)	—	—	69
Restructuring charge	4,003	3,268	—

Total operating expenses	206,778	189,184	192,245

Operating income (loss)	(21,583)	4,692	10,334
Interest income	13,551	15,136	10,713
Interest expense	(3,149)	(7,252)	(7,037)
Other income (expense), net	(876)	(2,269)	2,052

Income before income taxes	(12,057)	10,307	16,062

Provision for income taxes	2,140	1,798	3,543
Net Income (loss)	$(14,197)	$8,509	$12,519

Basicand diluted net loss per share:
Net income (loss) per share – basic	$(0.12)	$0.07	$0.10
Net income (loss) per share – diluted	$(0.12)	$0.07	$0.10
Sharesused in per share calculation – basic	114,122	121,286	121,225
Sharesused in per share calculation – diluted	114,122	123,049	124,166

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$771	$718	$65
Cost of service revenue	359	417	40
Sales and marketing	2,173	2,764	195
Research and development	1,834	1,993	438
General and administrative	1,046	1,103	(45)
Amortization of deferred stock compensation	—	—	69

Total stock-based compensation expense	$6,183	$6,995	$762

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock and capital in excess of par value		Treasury Stock		Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at June 27, 2004	120,423	$910,546	—	$—	$(1,185)	$(2,388)	$(677,415)	$229,558
Components of comprehensive income:
Net income	—	—	—	—	—	—	12,519	12,519
Change in unrealized loss on investments, net of tax expense of $156	—	—	—	—	—	(540)	—	(540)
Change in unrealized gain on derivatives	—	—	—	—	—	12	—	12
Foreign currency translation adjustment	—	—	—	—	—	29	—	29

Total comprehensive income								12,020

Exercise of options to purchase common stock, net of repurchases	542	1,799	—	—	—	—	—	1,799
Issuance of common stock under employee stock purchase plan	943	4,143	—	—	—	—	—	4,143
Stock-based compensation expense	—	(543)	—	—	966	—	—	423
Amortization of deferred stock compensation	—	—	—	—	69	—	—	69

Balances at July 3, 2005	121,908	915,945	—	—	(150)	(2,887)	(664,896)	248,012
Components of comprehensive income:
Net income	—	—	—	—	—	—	8,509	8,509
Change in unrealized gain on investments, net of tax expense of $0	—	—	—	—	—	1,313	—	1,313
Change in unrealized gain on derivatives	—	—	—	—	—	(10)	—	(10)
Foreign currency translation adjustment	—	—	—	—	—	17	—	17

Total comprehensive income								9,829

Exercise of options to purchase common stock, net of repurchases	795	1,566	—	—	—	—	—	1,566
Issuance of common stock under employee stock purchase plan	907	3,445	—	—	—	—	—	3,445
Exercise of warrant by Avaya	859	9	—	—	—	—	—	9
Share-based payments, net of repurchases	—	7,020	—	—	—	—	—	7,020
Repurchase of common stock	—	—	(7,136)	(33,700)	—	—	—	(33,700)
Amortization of deferred stock compensation	—	(150)	—	—	150	—	—	—

Balances at July 2, 2006	124,469	927,835	(7,136)	(33,700)	—	(1,567)	(656,387)	236,181
Components of comprehensive income:
Net loss	—	—	—	—	—	—	(14,197)	(14,197)
Change in unrealized gain on investments, net of tax expense of $0	—	—	—	—	—	1,737	—	1,737
Change in unrealized loss on derivatives	—	—	—	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	—	—	—	404	—	404

Total comprehensive loss								(12,058)

Exercise of options to purchase common stock, net of repurchases	419	(180)	—	—	—	—	—	(180)
Issuance of common stock under employee stock purchase plan	217	702	—	—	—	—	—	702
Share-based payments, net of repurchases	—	6,183	—	—	—	—	—	6,183
Repurchase of common stock	—	—	(3,918)	(14,603)	—	—	—	(14,603)

Balances at July 1, 2007	125,105	$934,540	(11,054)	$(48,303)	$—	$572	$(670,584)	$216,225

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	July 1, 2007	July 2, 2006	July 3, 2005
Cash flows from operating activities:
Net income (loss)	$(14,197)	$8,509	$12,519
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,926	11,899	16,244
Provision for doubtful accounts	—	1,166	380
Provision for excess and obsolete inventory	3,030	1,259	1,061
Deferred income taxes	64	(249)	451
Amortization of warrant	4,048	4,691	7,566
Restructuring charge	4,003	3,268	—
Amortization of deferred stock compensation	—	—	492
Loss on disposal of assets	54	9	212
Stock-based compensation	6,183	6,995	—
Changes in operating assets and liabilities, net
Accounts receivable	4,541	3,306	2,271
Inventories	(8,990)	5,405	(1,114)
Prepaid expenses and other assets	(6,358)	(2,075)	(9,558)
Accounts payable	1,165	1,855	(712)
Accrued compensation and benefits	3,083	(2,274)	(1,795)
Restructuring liabilities	(7,057)	(6,182)	(6,607)
Lease liability	—	(471)	(1,884)
Accrued warranty	155	(444)	(825)
Deferred revenue	(2,659)	(5,368)	(3,201)
Other accrued liabilities	4,084	(2,304)	(987)
Other long-term liabilities	655	(958)	1,945

Net cash provided by (used in) operating activities	(270)	28,037	16,458

Cash flows from investing activities:
Capital expenditures	(4,637)	(7,969)	(7,127)
Purchases of investments	(210,711)	(273,986)	(297,051)
Proceeds from sales and maturities of investments and marketable securities	408,673	247,726	350,084

Net cash provided by (used in) investing activities	193,325	(34,229)	45,906

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	523	5,020	5,942
Repurchase of common stock	(14,603)	(33,700)	—
Principal payment on convertible debt	(200,000)	—	—

Net cash provided by (used in) financing activities	(214,080)	(28,680)	5,942

Net increase (decrease) in cash and cash equivalents	(21,025)	(34,872)	68,306
Cash and cash equivalents at beginning of year	92,598	127,470	59,164

Cash and cash equivalents at end of year	$71,573	$92,598	$127,470

Supplemental disclosure of cash flow information:
Interest paid	$3,500	$7,000	$7,037
Cash paid for income taxes	$5,285	$587	$1,819

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Extreme Networks, Inc. (“Extreme Networks”, the “Company”, “we” or “our”) is a leading provider of network infrastructure equipment and markets its products primarily to business, governmental, health care, service provider, and educational customers with a focus on large corporate enterprises and metropolitan service providers on a global basis. We conduct our sales and marketing activities on a worldwide basis through a two-tier distribution channel utilizing distributors, resellers and our field sales organization. Extreme Networks was incorporated in California in 1996 and reincorporated in Delaware in 1999.

2. Basis of Presentation and Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is a 52/53-week fiscal accounting year that closes on the Sunday closest to June 30th every year. Fiscal 2007 and fiscal 2006 were 52-week fiscal years; fiscal 2005 was a 53-week fiscal year. All references herein to “fiscal 2007” or “2007” represent the fiscal year ended July 1, 2007.

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

We use the U.S. dollar predominately as our functional currency. The functional currency for certain of our foreign subsidiaries is the local currency based on the criteria of SFAS No. 52, Foreign Currency Translation. For those subsidiaries that operate in a local currency functional environment, all monetary assets and liabilities are translated to United States dollars at current rates of exchange; non-monetary assets and liabilities are translated at historical rates of exchange; and revenues and expenses are translated using average rates. Gains and losses from foreign currency translation are included as a separate component of other comprehensive income (loss). Foreign currency transaction losses from operations, including the impact of hedging, were $0.2 million in fiscal 2007, $0.9 million in fiscal 2006 and $0.6 million in fiscal 2005.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

To date, all marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported net-of-tax as a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are recorded in interest income. Declines in value on available-for-sale securities judged to be other than temporary are recorded in other income (expense), net. None of our marketable securities are deemed impaired as of July 1, 2007, as substantially all of our investments are investment grade government and corporate debt securities that have maturities of less than 3 years, and we have both the ability and intent to hold the investments until maturity. The cost of securities sold is based on specific identification. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments were as follows (in thousands):

	July 1, 2007		July 2, 2006
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$71,573	$71,573	$92,598	$92,598
Short-term investments	$91,599	$91,599	$297,726	$297,726
Marketable securities	$52,683	$52,683	$42,781	$42,781
Financial liabilities:
Convertible subordinated notes	$—	$—	$200,000	$197,750
Forward foreign currency contracts	$(14)	$(14)	$(171)	$(171)

The fair values of short-term investments and marketable securities are determined using quoted market prices for those securities or similar financial instruments. The fair value of the convertible subordinated notes paid off on December 1, 2006 was estimated using quoted market prices.

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

We perform ongoing credit evaluations of our customers and generally do not require collateral in exchange for credit. We mitigate some collection risk by requiring most of our customers in the Asia-Pacific region, excluding Japan, to pay cash in advance or secure letters of credit when placing an order with us. One distributor, Tech Data, accounted for 12%, 12% and 11% of our net revenues in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. No customer accounted for more than 10% of our accounts receivable balance at July 1, 2007, July 2, 2006 or July 3, 2005.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Substantially all receivables were trade receivables as of July 1, 2007 and July 2, 2006.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost, determined on a first-in, first-out basis, or replacement cost. Inventories, net of write-downs for excess and obsolete inventory (which we determine primarily based on future demand forecasts) of $2,932 and $5,136 at July 1, 2007 and July 2, 2006, respectively, consist of (in thousands):

	July 1, 2007	July 2, 2006
Raw materials	$—	$431
Finished goods	25,261	18,872

Total	$25,261	$19,303

Sales to Distributors

We defer recognition of revenue on all sales to distributors until the distributor successfully resells the product, typically to an authorized reseller. Distributors regularly provide us their “sales-out” reports for this purpose. Until it is sold, inventory held by distributors is included in our reported finished goods inventory and was $3.2 million at July 1, 2007 and July 2, 2006. The accounts receivable owed us by distributors, net of the deferred revenue from sales to distributors, is recorded in prepaid expenses and other current assets, as reflected in the following table (in thousands):

	July 1, 2007	July 2, 2006
Accounts receivable, net of allowance for doubtful accounts of $225 ($300 in fiscal 2006)	$23,288	$17,158
Deferred revenue	(15,203)	(13,325)

Net, included in Prepaid expenses and other current assets	$8,085	$3,833

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

	July 1, 2007	July 2, 2006
Computer equipment	$62,651	$61,164
Land	20,600	20,600
Buildings and improvements	17,546	17,524
Purchased software	33,775	32,995
Office equipment, furniture and fixtures	4,335	4,205
Leasehold improvements	6,327	6,309

	145,234	142,797

Less accumulated depreciation and amortization	(102,078)	(96,298)

Property and equipment, net	$43,156	$46,499

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have determined that the requirements of FIN 45 apply to our standard product warranty liability. The following table summarizes the activity related to our product warranty liability during fiscal 2007, fiscal 2006 and fiscal 2005:

	Year Ended
	July 1, 2007	July 2, 2006	June 3, 2005
Balance beginning of period	$7,027	$7,471	$8,297
New warranties issued	8,752	10,189	12,251
Warranty expenditures	(8,597)	(10,633)	(14,205)
Change in estimate	—	—	1,128

Balance end of period	$7,182	$7,027	$7,471

Our standard hardware warranty period is typically 12 months from the date of shipment to end-users. Upon shipment of products to our customers, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability in cost of product revenue for this amount. The determination of our warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust these accruals at each balance sheet date in accordance with changes in these factors. The change in estimate in fiscal 2005 results from a change in the method we use to accumulate warranty return rates. There have been no further changes in these estimates since fiscal 2005.

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

Deferred Support Revenue

We offer renewable support arrangements, including extended warranty contracts, to our customers that range generally from one to five years. The change in our deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Year Ended
	July 1, 2007	July 2, 2006
Balance beginning of period	$41,722	$47,849
New support arrangements	55,983	52,149
Recognition of support revenue	(56,918)	(58,276)

Balance end of period	40,787	41,722
Less current portion	30,501	32,023

Non-current deferred revenue	$10,286	$9,699

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Accrued Liabilities

The following are the components of other accrued liabilities (in thousands):

	July 1, 2007	July 2, 2006
Accrued income taxes	$1,877	$3,435
Accrued indirect taxes	308	490
Accrued interest on subordinated debt	—	583
Other accrued liabilities	21,078	15,073

Total	$23,263	$19,581

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

Advertising

Cooperative advertising obligations with customers are accrued and the costs expensed at the time the related revenue is recognized. All other advertising costs are expensed as incurred. Cooperative advertising expenses are recorded as marketing expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Otherwise, such cooperative advertising obligations with customers are recorded as a reduction of revenue. Advertising expenses were $0.2 million, zero and $0.5 million for fiscal 2007, fiscal 2006, and fiscal 2005, respectively.

Recently Issued Accounting Standards

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider

In September 2006, the FASB issued Emerging Issues Task Force Issue, or EITF, No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider. EITF No. 06-1 requires companies to provide disclosures regarding the nature of arrangements in which they provide consideration to manufacturers or resellers of equipment necessary for an end-customer to receive service from them, including the amounts recognized in the Consolidated Statements of Operations. EITF 06-1 is effective for fiscal years beginning after June 15, 2007. We do not expect the adoption of EITF No. 06-1 to have a material impact on our consolidated financial statements.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Available-for-Sale Securities

The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
July 1, 2007:
Money market funds	$198	$198	$—	$—
U.S. corporate debt securities	90,436	90,190	—	(246)
U.S. government agency securities	48,309	48,160	—	(149)
U.S. municipal bonds	1,991	1,985	—	(6)
Market auction preferred securities	34,840	34,840	—	$—

	$175,774	$175,373	$—	$(401)

Classified as:
Cash equivalents	$31,109	$31,091	$—	$(18)
Short-term investments	91,772	91,599	—	(173)
Marketable securities	52,893	52,683	—	(210)

	$175,774	$175,373	$—	$(401)

July 2, 2006:
Money market funds	$2,830	$2,830	$—	$—
U.S. corporate debt securities	150,536	149,432	—	(1,104)
U.S. government agency securities	98,519	97,510	—	(1,009)
U.S. municipal bonds	970	945	—	(25)
Market auction preferred securities	121,620	121,620	—	—

	$374,475	$372,337	$—	$(2,138)

Classified as:
Cash equivalents	$31,841	$31,830	$—	$(11)
Short-term investments	299,043	297,726	—	(1,317)
Marketable securities	43,591	42,781	—	(810)

	$374,475	$372,337	$—	$(2,138)

The amortized cost and estimated fair value of available-for-sale investments in debt securities at July 1, 2007, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$122,882	$122,690
Due in 1-2 years	34,935	34,798
Due in 2-5 years	17,957	17,885

Total investments in available for sale debt securities	$175,774	$175,373

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents our investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
July 1, 2007:
U.S. corporate debt securities	$75,470	$(199)	$14,720	$(47)	$90,190	$(246)
U.S. government agency securities	19,119	(35)	29,042	(114)	48,160	(149)
U.S. municipal bonds	985	(5)	1,000	(1)	1,985	(6)

	$95,574	$(239)	$44,762	$(162)	$140,335	$(401)

Municipal and corporate bonds. Unrealized losses as of July 1, 2007 on our investments in municipal and corporate bonds were caused by interest rate increases. The contractual terms of the debentures do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of our municipal bonds have a credit rating of AAA, and the issuers of our corporate bonds have a credit rating of AA (Moody’s and S&P).

Government agency securities. Unrealized losses as of July 1, 2007 on our investments in our government agency securities (i.e., Federal National Mortgage Association and Federal Home Loan Mortgage Corp.) were caused by interest rate increases. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of our government agency securities have a credit rating of AAA.

The unrealized losses on our investments were caused by interest rate increases. As substantially all of our investments are investment grade government and corporate debt securities that have maturities of less than 3 years, and we have both the ability and intent to hold the investments until maturity, we do not consider these investments to be other-than-temporarily impaired at July 1, 2007.

4. Commitments, Contingencies and Leases

Stock Repurchase Program

On October 20, 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock. This authorization originally was to expire in October 2007, but on October 25, 2006, the Board of Directors terminated the share repurchase plan. In the quarter ended December 31, 2006, we repurchased approximately 0.9 million shares for approximately $3.4 million, primarily through open market purchases, bringing the cumulative total to 11.1 million repurchased shares for approximately $48.3 million.

Line of Credit

We have a revolving line of credit for $10.0 million with a major lending institution. Borrowings under this line of credit bear interest at the bank’s prime rate. As of July 1, 2007, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of July 1, 2007, we had letters of credit totaling $0.7 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of July 1, 2007. The line of credit was renewed on January 24, 2007 and expires on January 24, 2008.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases

We lease office space for our various United States and international sales offices. Certain leases contain rent escalation clauses and renewal options. We sublease certain of our leased facilities to third party tenants. Future annual minimum lease payments under all noncancelable operating leases and future rental income under all noncancelable subleases having initial or remaining lease terms in excess of one year at July 1, 2007 were as follows (in thousands):

	Future Lease Payments	Future Rental Income
Fiscal 2008	$7,044	$426
Fiscal 2009	5,363	441
Fiscal 2010	4,606	505
Fiscal 2011	4,004	390
Fiscal 2012	323	—

Total minimum payments	$21,340	$1,762

Rent expense was approximately $4.8 million, $4.4 million and $5.1 million for fiscal 2007, fiscal 2006, and fiscal 2005, respectively, net of sublease income of $0.1 million, $0.1 million and $0.4 million in the respective periods.

Purchase Commitments

We currently have arrangements with one contract manufacturer and other suppliers for the manufacture of our products. Our arrangements allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by us. We are obligated to the purchase of long lead-time component inventory that our contract manufacturer procures in accordance with the forecast, unless we give notice of order cancellation outside of applicable component lead-times. As of July 1, 2007, we had non-cancelable commitments to purchase approximately $27.3 million of such inventory during the first quarter of fiscal 2008.

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

Late SEC Filing and Nasdaq Delisting Proceedings

Due to the Special Committee investigation and the resulting restatements, the Company did not timely file its Form 10-K for the fiscal year ending July 2, 2006 or the Quarterly Reports on Forms 10-Q for the quarters ended October 1, 2006, December 31, 2006 and April 1, 2007. The Company initially received Nasdaq Staff Determination notices stating that the Company was not in compliance with Marketplace Rule 4310(c)(14) because it had not timely filed such periodic reports with the SEC. Those filings were made on June 28, 2007. On July 2, 2007, the Company received a written notice from the Nasdaq Stock Market stating that the Nasdaq Listing and Hearing Review Council (the “Listing Council”), after consultation with the Nasdaq Listing Qualification Staff, had determined that as of that date the Company had demonstrated compliance with all

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nasdaq Marketplace Rules. The notice further stated that as of July 2, 2007, the matter was closed and the Company’s securities would continue to be listed on The Nasdaq Global Market.

On July 3, 2007, the Company received a further Staff Determination notice from the Nasdaq Stock Market stating that the Company was not in compliance with Nasdaq’s Marketplace Rule 4350(e) due to a failure by the Company to hold its annual meeting of shareholders within the time required by Rule 4350(e) and, therefore, that its common stock was again subject to delisting from The Nasdaq Global Market. On July 19, 2007, the Company received a written notice from the Nasdaq Stock Market stating that a Nasdaq Listing Qualifications Panel (the “Panel”) had determined that the Company’s securities would continue to be listed on The Nasdaq Global Market, subject to the condition that on or before August 1, 2007, the Company inform the Panel that it has held its annual meeting of shareholders. On July 31, 2007, the Company notified the Panel that the Company had held the annual meeting of shareholders on July 30, 2007. On August 3, 2007, the Company received a written notice from the Panel confirming that the Company had demonstrated compliance with all Nasdaq Marketplace Rules, and that the Panel determined to continue the listing of the Company’s securities on The Nasdaq Stock Market. Accordingly, the Company believes that the Nasdaq delisting proceedings have concluded.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On August 2, 2007, the foregoing actions were consolidated for all purposes. Subsequently, on August 13, 2007, plaintiff Frank A. Grucel, Jr. was named lead plaintiff and his attorneys named lead counsel in the consolidated actions. This consolidated action is at an early stage, with a consolidated complaint to be filed no later than September 27, 2007. Discovery has not yet commenced and the defendants are not yet required to respond to the complaints currently on file. We cannot at this time predict whether this consolidated action will result in any material recovery by or expense to the Company.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

5. Convertible Subordinated Notes

In December 2001, we completed a private placement of $200.0 million of convertible subordinated notes. The notes matured and were paid off on December 1, 2006. Interest was payable semi-annually at 3.5% per annum.

6. Stockholders’ Equity

Preferred Stock

In April 2001, in connection with our Stockholders’ Rights Agreement, we authorized the issuance of preferred stock. The preferred stock may be issued from time to time in one or more series. The board of directors is authorized to provide for the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions on these shares. As of July 1, 2007, no shares of preferred stock were outstanding.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Stock Compensation

During fiscal 2001, we recorded deferred share-based compensation expense of $24.4 million associated with unvested stock options subject to forfeiture issued to employees assumed in acquisitions. In addition, in accordance with APB 25, for the year ended July 3, 2005 and prior years, share-based compensation expense is not recorded in connection with stock options granted with exercise prices equal to or greater than the fair market value of our common stock on the date of grant. We recorded deferred stock compensation in connection with stock options granted with exercise prices less than the fair market value of the common stock on the date of grant. The amount of such deferred stock compensation is equal to the excess of fair market value over the exercise price on such date. These amounts were amortized as charges to operations, using the graded method, over the vesting periods of the individual stock options, generally four years. Upon termination of an employee, the amount of expense recognized under the graded vesting method that is in excess of the amount actually earned is reversed. We recorded amortization of deferred stock compensation expense, net of reversals, of zero, zero and $0.5 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Upon adoption of FAS 123R at the beginning of fiscal year 2006, we reclassified the unamortized deferred stock compensation in the amount of $0.2 million against common stock.

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

Comprehensive Income (Loss)

The activity of other comprehensive income (loss) was as follows (in thousands):

	Year Ended
	July 1, 2007	July 2, 2006	July 3, 2005
Change in unrealized loss on investments:
(Increase) decrease in net unrealized loss on investments	$1,737	$1,313	$(441)
Less: Net gain on investments realized and included in net income (loss)	—	—	99

Net (increase) decrease in unrealized loss on investments	1,737	1,313	(540)
Unrealized gain (loss) on derivatives	(2)	(10)	12
Foreign currency translation adjustments	404	17	29

Other comprehensive income (loss)	$2,139	$1,320	$(499)

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are the components of accumulated other comprehensive income (loss), net of tax (in thousands):

	July 1, 2007	July 2, 2006
Accumulated unrealized loss on investments, net of tax of $0 in fiscal 2007 and $0 in fiscal 2006	$(402)	$(2,138)
Accumulated unrealized gain on derivatives	—	2
Accumulated foreign currency translation adjustments	974	569

Accumulated other comprehensive loss	$572	$(1,567)

Shares Reserved for Issuance

The following are shares reserved for issuance (in thousands):

	July 1, 2007	July 2, 2006
Convertible subordinated notes	—	9,544
Warrants	860	860
Employee stock purchase plan	5,583	5,800
Employee stock options	39,968	43,635

Total shares reserved for issuance	46,411	59,839

7. Employee Benefit Plans (including Share-based Compensation)

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

As a result of adopting FAS 123R on July 4, 2005 our income before income taxes and net income for the year ended July 1, 2007, are $6.2 million and $6.2 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended July 1, 2007 are $0.05 and $0.05 lower, respectively, than if we had continued to account for share-based compensation under APB 25. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee share-based compensation cost as a result of the full valuation allowance on our net deferred tax assets and our net operating loss carryforwards. The total compensation cost capitalized in inventory was less than $0.1 million as of July 1, 2007. Share-based compensation cost of $0.8 million was recognized in expense in accordance with APB 25 for the year ended July 3, 2005.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of July 1, 2007, we have the following share-based compensation plans:

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted by our Board of Directors on October 20, 2005, and approved by stockholders on December 2, 2005. The 2005 Plan replaces the 1996 Stock Option Plan (the “1996 Plan”), 2000 Nonstatutory Stock Option Plan (the “2000 Plan”) and 2001 Nonstatutory Stock Option Plan (the “2001 Plan”).

Under the 2005 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other share-based or cash-based awards to employees and consultants. The 2005 Plan also authorizes the grant of awards of stock options, stock appreciation rights, restricted stock and restricted stock units to non-employee members of the board of directors and deferred compensation awards to officers, directors and certain management or highly compensated employees. The 2005 Plan authorizes the issuance of up to 12,000,000 shares of our common stock, and up to 11,000,000 shares subject to awards that remain outstanding under the 1996 Plan, 2000 Plan and 2001 Plan as of December 2, 2005 and which subsequently terminate without having been exercised or which are forfeited, will be added to the shares available under the 2005 Plan. As of July 1, 2007, 11,918,924 shares were available for future grant under the 2005 Plan.

1999 Employee Stock Purchase Plan

In January 1999, the Board of Directors approved the adoption of Extreme Network’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”). On December 2, 2005, the stockholders approved an amendment to the Purchase Plan to increase the maximum number of shares of common stock that may be issued under the plan by 5,000,000 to a total of 12,000,000 shares. The Purchase Plan permits eligible employees to acquire shares of our common stock through periodic payroll deductions of up to 15% of total compensation. No more than 625 shares may be purchased on any purchase date per employee. Each offering period has a maximum duration of 12 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or on the last day of the respective purchase period. Through July 1, 2007, 6,416,504 shares had been purchased under the Purchase Plan.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of the status of our non-vested shares as of July 1, 2007 and changes during fiscal 2007 is presented below:

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value
Non-vested shares at June 2, 2006	162	$4.76
Granted	564	3.50
Vested	(162)	4.10
Canceled	(99)	3.96

Non-vested shares at July 1, 2007	465	$3.63

During fiscal 2007, fiscal 2006 and fiscal 2005, we granted non-vested stock awards under the 2001 Plan for 564,000, 170,000 and 27,000 shares of common stock with a weighted average grant date fair value per share of $3.50, $4.74 and $5.61, respectively. The shares were placed in an escrow account and will be released to the recipients as the shares vest over periods of up to twenty-four months. If a participant terminates employment prior to the vesting dates, the unvested shares will be canceled and returned to the 2001 Plan. We recognize compensation expense on the awards over the vesting period based on an intrinsic value calculation as of the date of grant. As of July 1, 2007, there were approximately $1.1 million in unrecognized compensation costs related to non-vested stock. This cost is expected to be recognized over a weighted-average period of approximately 1.6 year.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000’s)
Options outstanding at June 27, 2004	21,451	$7.25
Granted	3,884	$5.29
Exercised	(538)	$2.95
Canceled	(3,659)	$7.98

Options outstanding at July 3, 2005	21,138	$6.87
Granted	4,965	$4.52
Exercised	(513)	$3.13
Canceled	(4,164)	$6.94

Options outstanding at July 2, 2006	21,426	$6.59
Granted	3,687	$3.67
Exercised	(150)	$0.62
Canceled	(3,522)	$6.39

Options outstanding at July 1, 2007	21,441	$5.97	6.72	$2,948
Exercisable at July 1, 2007	16,290	$6.55	6.11	$1,869

The following table summarizes significant ranges of outstanding and exercisable options at July 1, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
		(In years)
$ 0.50 – 3.65	3,832,495	6.66	$3.31	1,663,279	$2.95
$ 3.66 – 4.49	3,847,357	7.79	$4.20	2,295,676	$4.24
$ 4.50 – 5.53	3,733,528	7.44	$4.88	2,466,017	$4.90
$ 5.73 – 6.96	1,153,862	6.89	$6.32	992,555	$6.31
$ 7.07 – 7.07	3,862,989	6.31	$7.07	3,862,989	$7.07
$ 7.14 – 46.25	5,009,994	5.70	$9.28	5,009,108	$9.28

$ 0.50 – 46.25	21,440,225	6.72	$5.98	16,289,624	$6.56

As of July 1, 2007, there was $7.7 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.3 years. The total intrinsic value of options exercised in fiscal 2007 and fiscal 2006 were $0.5 million and $0.8 million, respectively. The fair value of options vested in fiscal 2007 and fiscal 2006 are $4.6 million and $4.8 million, respectively.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For options granted prior to July 4, 2005, and valued in accordance with FAS 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility on our stock; we used the graded vesting method for expense attribution; and we recognized option forfeitures as they occurred as allowed by FAS 123.

For options granted after July 3, 2005, and valued in accordance with FAS 123R, the expected volatility used to estimate the fair value of options was based on a combination of the historical volatility of our stock and the implied volatility; we use the straight-line method for expense attribution, and we estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rate in fiscal 2007, based on our historical forfeiture experience, is approximately 9%.

The fair value of options granted in fiscal 2007, fiscal 2006 and fiscal 2005 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plan			Employee Stock Purchase Plan
	Year Ended			Year Ended
	July 1, 2007	July 2, 2006	July 3, 2005	July 1, 2007	July 2, 2006	July 3, 2005
Expected life	2.5 yrs	2.5 yrs	2.5 yrs	0.9 yrs	0.6 yrs	0.8 yrs
Risk-free interest rate	4.9%	4.2%	2.9%	5.0%	4.8%	2.9%
Volatility	50%	60%	81%	37%	38%	47%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

The weighted-average grant-date per share fair value of options granted in fiscal 2007, fiscal 2006 and fiscal 2005 was $1.27, $1.82 and $2.51, respectively. The weighted-average estimated per share fair value of shares granted under the Purchase Plan in fiscal 2006 and fiscal 2005 were $1.28 and $1.49, respectively. The weighted-average estimated per share fair value of shares granted under the Purchase Plan in the first quarter of fiscal 2007 was $1.13. No shares were granted under the ESPP in the second, third and fourth quarter of fiscal 2007.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123 to options granted under our stock option plans, non-vested stock awards granted and shares issued under the Purchase Plan in fiscal 2005. For purposes of pro forma disclosures, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula (and the assumptions listed in the table above) and amortized to expense over the options’ vesting periods using the graded vested method. The following pro forma information sets forth our net loss and net loss per share assuming that we had used the FAS 123 fair value method in accounting for employee stock options and purchases during fiscal 2005:

Year Ended
July 3, 2005
In thousands, except per share amounts
Net income (loss)	$12,519
Add:
APB 25 stock-based compensation expense, included in net income (loss), net of tax	762
Less:
Stock-based compensation expense determined under fair value based method, net of tax	(32,894)

Pro forma net loss	$(19,613)

Basic earnings (loss) per share:
Net income (loss)	$0.10
Net loss – pro forma	$(0.16)
Diluted earnings (loss) per share:
Net income (loss)	$0.10
Net loss – pro forma	$(0.16)
Shares – As Reported
Basic earnings per share	121,225
Diluted earnings per share	124,219
Shares – Pro Forma
Basic earnings per share	121,225
Diluted earnings per share	121,225

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

We provide for discretionary matching contributions as determined by the board of directors for each calendar year. The board of directors set the match at $0.25 for every dollar contributed by the employee up to the first 4% of pay. The same level of match was approved during the 2007, 2006 and 2005 calendar years. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the board of directors each year. Our matching contributions to the Plan totaled $558,739, $531,930 and $543,061 for fiscal 2007, fiscal 2006, and fiscal 2005, respectively. No discretionary contributions were made in fiscal 2007, fiscal 2006 or fiscal 2005.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Income Taxes

The provision for (benefit from) income taxes for fiscal 2007, fiscal 2006 and fiscal 2005 consisted of the following (in thousands):

	Year Ended
	July 1, 2007	July 2, 2006	July 3, 2005,
Current:
Federal	$(12)	$40	$—
State	100	100	50
Foreign	1,984	1,751	2,199

Total current	2,072	1,891	2,249

Deferred:
Federal	—	142	766
State	—	14	76
Foreign	68	(249)	452

Total deferred	68	(93)	1,294

Provision for income taxes	$2,140	$1,798	$3,543

Pretax income from foreign operations was $26.5 million, $18.5 million and $14.4 million in fiscal 2007, fiscal 2006, and fiscal 2005, respectively.

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (35 percent) to income (loss) before taxes is explained below (in thousands):

	Year Ended
	July 1, 2007	July 2, 2006	July 3, 2005
Tax at federal statutory rate (benefit)	$(4,220)	$3,608	$5,622
Federal alternative minimum tax	(15)	40	—
State income tax, net of federal benefit	65	74	81
Unbenefited foreign taxes	83	29	650
Valuation allowance	3,993	(2,765)	20
Foreign earnings taxed at other than U.S. rates	(7,265)	(4,998)	(3,026)
Deferred compensation	568	396	22
Dividends from foreign subsidiary	8,750	5,250	—
Other	181	164	174

Provision for income taxes	$2,140	$1,798	$3,543

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our deferred tax assets are as follows (in thousands):

	July 1, 2007	July 2, 2006
Deferred tax assets:
Net operating loss carryforwards	$78,358	$71,923
Tax credit carryforwards	20,381	19,075
Depreciation	19,407	19,508
Deferred revenue	4,860	5,379
Warrant amortization	16,326	17,167
Inventory write-downs	1,038	1,489
Other allowances and accruals	9,456	8,851
Other	17,932	15,719

Total deferred tax assets	167,758	159,111
Valuation allowance	(166,640)	(158,611)

Total net deferred tax assets	1,118	500

Deferred tax liabilities:
Unrealized gain on investments	—	—
Deferred tax liability on foreign withholdings	(688)	(579)

Total deferred tax liabilities	(688)	(579)

Net deferred tax assets (liabilities)	$430	$(79)

Recorded as:
Net current deferred tax assets	$1,118	$500
Net non-current deferred tax liabilities	(688)	(579)

Net deferred tax assets (liabilities)	$(430)	$(79)

Our valuation allowance increased by $8.0 million in fiscal 2007, decreased by $17.2 million in fiscal 2006 and increased by $1.1 million in fiscal 2005. We have provided a full valuation allowance against all of our U.S. federal and state deferred tax assets. The valuation allowance is determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (“SFAS 109”), which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Our losses in recent periods represent sufficient negative evidence to require a valuation allowance under SFAS 109. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

As of July 1, 2007, we had net operating loss carryforwards for federal and state tax purposes of $268.5 million and $45.6 million, respectively, of which $53.1 million and $21.3 million, respectively represent deductions from share-based compensation for which a benefit would be recorded in additional paid-in capital when realized. We also had federal and state tax credit carryforwards of $10.8 million and $14.8 million, respectively, as of July 1, 2007. Federal net operating loss carryforwards of $268.5 million will start to expire beginning 2021 through 2027 and state net operating losses of $45.6 million will expire between 2011 through 2017, if not utilized. Federal tax credits of $10.4 million will expire beginning 2012 through 2027 and state tax credits of $1.4 million will expire beginning 2008 through 2013, if not utilized. Under FAS 123R, the deferred tax asset for net operating losses excludes deductions for excess tax benefits related to share-based compensation.

Utilization of the net operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Information regarding geographic areas is as follows (in thousands):

	Year Ended
	July 1, 2007	July 2, 2006	July 3, 2005
Net revenues:
United States	$137,364	$145,870	$167,027
Europe, Middle East and Africa	136,577	124,768	117,521
Japan	17,844	35,812	58,100
Other	51,049	52,151	40,699

	$342,834	$358,601	$383,347

Substantially all of our assets were attributable to United States operations at July 1, 2007 and July 2, 2006.

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

	Year Ended
	July 1, 2007	July 2, 2006	July 3, 2005
Net income (loss)	$(14,197)	$8,509	$12,519

Weighted-average shares used in per share calculation – basic	114,122	121,286	121,225
Incremental share using the treasury stock method	—	1,763	2,994

Weighted-average share used in per share calculation – diluted	114,122	123,049	124,219

Net income (loss) per share—basic	$(0.12)	$0.07	$0.10

Net income (loss) per share—diluted	$(0.12)	$0.07	$0.10

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods presented (in thousands):

	Year Ended
	July 1, 2007	July 2, 2006	July 3, 2005
Weighted Stock options outstanding:
In-the-money options	1,552	—	—
Out-of-the-money options	20,366	19,578	15,642
Convertible subordinated notes	—	9,542	9,542

Total potential shares of common stock excluded from the computation of earnings per share	21,918	29,120	25,184

Weighted stock options outstanding representing common stock equivalents under the treasury method with an exercise price lower than the Company’s average stock price for the periods presented (“In-the-money options”) are excluded from the calculation of diluted net loss per share since the effect would have been anti-dilutive due to the net loss.

Weighted stock options outstanding with an exercise price higher than the Company’s average stock price for the periods presented (“Out-of-the-money options”) are excluded from the calculation of diluted net income (loss) per share since the effect would have been anti-dilutive under the treasury stock method.

The computation of diluted earnings (loss) per share for fiscal 2006 and fiscal 2005 excludes the impact of the conversion of the convertible subordinated notes, which are convertible into approximately 9.5 million shares of common stock, as the impact of adding back to income the after tax interest expense associated with the convertible subordinated notes, and including the impact of the common shares to be issued, would be anti-dilutive in the periods presented.

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

Foreign Exchange Exposure Management – We denominate substantially all global sales in U.S. dollars. International sales subsidiaries generate operating expenses in foreign currencies. We have a program of hedging forecasted and actual foreign currency risk with forward contracts to eliminate, reduce or transfer selected foreign currency risks that can be confidently identified and quantified. Hedges of anticipated transactions are designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly. As the critical terms of the forward contract and the underlying are matched at inception, forward contract effectiveness is calculated by comparing the cumulative change in the contract (on a forward to forward basis) to the change in fair value of the anticipated expense, with the effective portion of the hedge recorded in accumulated other comprehensive income (“OCI”). Values accumulated in OCI are subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates in the period the anticipated expense is recognized in income. Any ineffectiveness is recognized immediately in other expense. No ineffectiveness was recognized in other expense in fiscal 2007, fiscal 2006, or fiscal 2005.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Forward contracts used to hedge the remeasurement of non-functional currency monetary assets and liabilities are recognized in other expense currently to mitigate reported foreign exchange gains and losses. Forward contracts generally have maturities of 60 days or less.

12. Restructuring Charges and Technology Agreement

Restructuring Charges

As of July 1, 2007, restructuring liabilities were $14.0 million and consisted of obligations under excess facility operating leases, net of projected future sublease receipts, severance costs associated with a small reduction in force in the fourth quarter of fiscal 2007 impacting several functional areas, and certain contract termination costs to eliminate redundant activities. During fiscal 2007 and 2006, we recorded restructuring charges of $4.0 million and $3.3 million. The charges in fiscal 2007 included $1.1 million in the first through third quarter to rationalize our sales force in Japan, and $2.9 million in the fourth quarter to reduce headcount across several functional areas, terminate certain redundant contracts, and to exit an excess facility. The charge in fiscal 2006 was for an excess facilities charge and represented an increase to the charge initially recognized during the third quarter of fiscal 2002. The commercial real estate market continued to deteriorate in fiscal 2006 and we were not able to find suitable tenants to sublease these facilities necessitating an additional charge due to lower projected sublease receipts. At several of the facilities, we have not yet been able to find suitable tenants to sublease the facilities and the commercial real estate market in these areas continues to be weak. The lower projected sublease income necessitated an increase in the liability to take into consideration the unfavorable difference between lease obligation payments and projected sublease receipts. The actual costs could differ from our estimates, and additional adjustments to the restructuring liability could be recorded if we are able to negotiate reasonable termination fees on certain facilities, if facility sub-lease rental rates change, or if other estimates and assumptions change.

Restructuring liabilities consist of (in thousands):

	Excess Facilities	Asset Impairment	Contract Termination	Severance	Total

Balance at July 2, 2006	$17,042	—	—	—	$17,042
Charge in fiscal 2007	418	83	1,098	2,403	4,003
Cash Payments	(6,065)	—	—	(992)	(7,057)

Balance at July 1, 2007	11,395	83	1,098	1,411	13,988
Less: current portion	2,939	83	1,098	1,411	5,532

Restructuring liabilities at July 1, 2007, less current portion	$8,456	—	—	—	$8,456

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 31, 2005, the Joint Development Agreement was amended to, among other things, extend the term one additional year. The estimated amortization period was changed in the second quarter of fiscal 2006 to extend the amortization period over the remaining term of the amended Joint Development Agreement. The amortization of the warrant cost related to the Joint Development Agreement recorded as research and development expense was $3.0 million in fiscal 2007, as compared to $4.0 million in fiscal 2006. On October 14, 2004, the Distribution Agreement was amended to, among other things, extend the term by one additional year. During the quarter ended January 1, 2006, we determined that the amortization period for the portion of the warrant value assigned to the Distribution Agreement should have been extended when the term of the Distribution Agreement was extended in October 2004. We recorded the cumulative adjustment to the amortization of approximately $0.5 million in the quarter ended January 1, 2006. We concluded that the effect of this adjustment was not material to the affected prior annual or interim periods. The amortization of the warrant value related to the Distribution Agreement, recorded as a reduction of product revenue, was $1.1 million in fiscal 2007, compared to $0.7 million in fiscal 2006.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Quarterly Financial Data (Unaudited)

Quarterly results for the years ended July 1, 2007 and July 2, 2006 follow:

	July 1, 2007(1)	Apr 1, 2007(2)	Dec 31, 2006(3)	Oct 1, 2006(4)
	(In thousands, except per share amounts)
Net revenues	$87,098	$85,119	$86,853	$83,763
Gross margin	$47,703	$47,866	$46,476	$43,151
Net income (loss)	$(5,045)	$(2,363)	$(1,860)	$(4,927)
Net income (loss) per share-basic	$(0.04)	$(0.02)	$(0.02)	$(0.04)
Net income (loss) per share-diluted	$(0.04)	$(0.02)	$(0.02)	$(0.04)

	July 2, 2006(5)	Apr 2, 2006(6)	Jan 1, 2006(7)	Oct 2, 2005(8)
Net revenues	$82,442	$85,450	$92,787	$97,922
Gross margin	$43,594	$46,212	$50,782	$53,288
Net income (loss)	$(4,335)	$2,841	$5,650	$4,353
Net income (loss) per share-basic	$(0.04)	$0.02	$0.05	$0.04
Net income (loss) per share-diluted	$(0.04)	$0.02	$0.05	$0.03

(1)	Net loss and net loss per share include the effect of stock-based compensation expense of $1.2 million, of which $0.1 million is the cumulative effect of modifying our estimated forfeiture rate for fiscal 2007 during the fourth quarter of such year, stock-option investigation expense of $1.3 million and a restructuring charge of $2.9 million.
(2)	Net loss and net loss per share include the effect of stock-based compensation expense of $1.3 million, stock-option investigation expense of $2.8 million and a restructuring charge of $0.2 million.
(3)	Net loss and net loss per share include the effect of stock-based compensation expense of $1.8 million, stock-option investigation expense of $2.8 million and a restructuring charge of $0.2 million.
(4)	Net loss and net loss per share include the effect of stock-based compensation expense of $1.9 million and a restructuring charge of $1.5 million.
(5)	Net loss and net loss per share include the effect of stock-based compensation expense of $2.2 million, of which $0.6 million is the cumulative effect of modifying our estimated forfeiture rate for fiscal 2006 during the fourth quarter of such year.
(6)	Net income and net income per share include the effect of stock-based compensation expense of $1.3 million.
(7)	Net income and net income per share include the effect of stock-based compensation expense of $1.6 million.
(8)	Net income and net income per share include the effect of stock-based compensation expense of $1.9 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 1, 2007.

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

The Company assessed the effectiveness of its internal control over financial reporting as of July 1, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment using those criteria, we concluded that, as of July 1, 2007, Extreme Networks Inc.’s internal control over financial reporting is effective.

Extreme Networks Inc.’s independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued its report on the Company’s internal control over financial reporting as of July 1, 2007. This report appears on page 99 of this Annual Report on Form 10-K.

Material Weakness in Prior Period

As described in our Annual Report on Form 10-K for the fiscal year ended July 1, 2006, management identified a material weakness in the Company’s internal control over financial reporting as of July 2, 2006, in that the design and operation of the Company’s internal controls were not effective to provide reasonable assurance that material errors in the Company’s historical share-based compensation would be detected, in that, in light of the circumstances that existed as of July 2, 2006, the Company lacked effective procedures to retrospectively identify as of that date the material accounting errors in the Company’s historical financial statements that were later discovered and which have now been corrected in connection with the restatement of the Company’s 2000 through 2005 consolidated financial statements in the 2006 Form 10-K. As a result, as of July 2, 2006, the Company’s internal control over financial reporting was not effective as it related to the Company’s ability to retrospectively identify material accounting errors resulting from the Company’s historical stock option grants. Additionally, the Company recorded a material adjustment to its consolidated balance sheet as of July 2, 2006 as a result of these errors. The principal accounts affected by this material weakness as of July 2, 2006 were common stock and accumulated deficit.

As a result of the above material weakness, the Company concluded that, as of July 2, 2006, the Company’s internal control over financial reporting was not effective.

Remedial Measures Instituted by Extreme

On September 11, 2006, based on information developed by Company management and at the Audit Committee’s recommendation, the Board of Directors formed the Special Committee to conduct an independent review of our historical practices for granting and accounting for stock options and to present findings and recommendations to the Board. The Special Committee completed its independent review and the results of the review, including the restatement of the Company’s 2000 through 2005 consolidated financial statements reported in our fiscal 2006 Form 10-K. The completion of the Special Committee’s independent review effectively remediated the material weakness in internal controls over financial reporting related to the ability to retrospectively identify the material accounting errors in the Company’s historical financial statements that existed as of July 2, 2006.

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

These new processes adopted by the Board in April 2007 are designed to ensure that the Company continues to employ best practices and procedures with respect to equity compensation awards.

Changes in Internal Control over Financial Reporting

Other than the changes described under “Remedial Measures Instituted by Extreme” above, there were no changes in our internal control over financial reporting during the quarter ended July 1, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Extreme Networks, Inc.

We have audited Extreme Networks, Inc.’s internal control over financial reporting as of July 1, 2007 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Extreme Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Extreme Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 1, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Extreme Networks, Inc. as of July 1, 2007 and July 2, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 1, 2007 of Extreme Networks, Inc. and our report dated August 28, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Palo Alto, California

August 28, 2007

PART III

Certain information required by Part III is incorporated by reference from Extreme’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for Extreme’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

Item 10. Directors and Executive Officers of the Registrant

The information required by this section is incorporated by reference from the information in the section entitled “Proposal 1—Election of Directors” in the Proxy Statement. The required information concerning executive officers of Extreme is contained in the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K.

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

Item 11. Executive Compensation

The information required by this section is incorporated by reference from the information in the sections entitled “Directors’ Compensation”, “Executive Compensation” and “Report of the Compensation Committee on Executive Compensation” in the Proxy Statement.

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

The following financial statement schedule of Extreme Networks, Inc. for the fiscal years ended July 1, 2007, July 2, 2006, and July 3, 2005 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Extreme Networks, Inc.

Page
Schedule II – Valuation and Qualifying Accounts	103

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
2.1	Form of Agreement and Plan of Merger between Extreme Networks, a California corporation, and Extreme Networks, Inc., a Delaware corporation.	S-1/A	03/11/99	2.1
3.1	Certificate of Incorporation of Extreme Networks, Inc., a Delaware Corporation.	S-1	02/05/99	3.1
3.2	Form of Certificate of Amendment of Certificate of Incorporation of Extreme Networks, Inc., a Delaware Corporation.	S-1	02/05/99	3.2
3.4	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K	10/31/06	99.1
3.5	Restated Certificate of Incorporation of Extreme Networks, Inc.	10-K	09/26/01	3.5
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Extreme Networks, Inc.	10-K	09/26/01	3.6
3.7	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock.	10-K	09/26/01	3.7
4.1	Second Amended and Restated Rights Agreement dated January 12, 1998 between Extreme Network and certain stockholders.	S-1	02/05/99	4.1
4.2	Rights Agreement dated April 27, 2001 between Extreme Networks, Inc. and Mellon Investor Services LLC.	8-K/A	06/07/01	4.2
4.3	Indenture, dated December 5, 2001 between Extreme Networks, Inc. and State Street Bank and Trust Company of California, N.A.	S-3	02/26/02	4.3

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
4.4	Registration Rights Agreement dated December 5, 2001 between Extreme Networks, Inc. and Goldman Sachs & Co., as representative.	S-3	02/26/02	4.4
4.5	Warrant to Purchase Common Stock issued to Avaya, Inc.	S-3	01/28/04	4.1
10.1	Form of Indemnification Agreement for directors and officers.	S-1	02/05/99	10.1
10.2*	Amended 1996 Stock Option Plan and forms of agreements thereunder.	S-1	02/05/99	10.2
10.3*	1999 Employee Stock Purchase Plan.	S-1	02/05/99	10.3
10.4*	2000 Nonstatutory Stock Option Plan.	10-K	09/24/00	10.7
10.5	Lease agreement dated July 28, 2000 between San Tomas Properties LLC, a Delaware limited liability company, as Landlord, and Extreme Networks, Inc, a Delaware Corporation, as Tenant.	10-Q	11/14/00	10.14
10.6	Purchase Agreement dated November 29, 2001 between Extreme Networks, Inc. and Goldman Sachs & Co., as representative.	S-3	02/26/02	10.15
10.7*	2001 Nonstatutory Stock Option Plan.	Schedule TO	10/31/01	(d)(9)
10.8*	Consulting Agreement dated August 2, 2006 between Extreme Networks, Inc. and William Slakey	10-Q	6/28/07	10.9
10.9*	Offer of Employment Letter dated August 18, 2006 from Extreme Networks, Inc. to Mark Canepa	8-K	09/05/06	99.1
10.10*	Revised compensation policies for non-employee service on the Board of Directors and its committees.	8-K	10/31/06	Item 1.01
10.11*	Extreme Networks, Inc. Fiscal 2007 Executive Incentive Bonus Plan.	8-K	11/21/06	99.1
10.12*	Fiscal 2007 commission bonus plan for Senior Vice President, Sales.	8-K	11/21/06	Item 5.02
10.13*	Offer Letter for Employment between Extreme Networks, Inc. and Karen Rogge dated as of March 13, 2007.	8-K	03/29/07	99.2
10.14*	Extreme Networks, Inc. Fiscal 2008 Executive Incentive Bonus Plan.	8-K	08/06/07	99.1
21.1	Subsidiaries of Registrant.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (see page 104 of this Form 10-K).				X
31.1	Section 302 Certification of Chief Executive Officer.				X
31.2	Section 302 Certification of Chief Financial Officer.				X
32.1	Section 906 Certification of Chief Executive Officer.				X
32.2	Section 906 Certification of Chief Financial Officer.				X

*	Indicates management contract or compensatory plan or arrangement.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JULY 1, 2007, JULY 2, 2006, AND JULY 3, 2005

Description	Balance at beginning of period	Charges to costs and expenses	Reversals to costs and expenses	Charged to other accounts(1)	(Deductions)	Balance at end of period
Year Ended July 3, 2005:
Allowance for doubtful accounts	$1,378	$58	$(110)	$—	$(79)	$1,247
Allowance for sales returns	$2,226	$1,344	$(300)	$—	$(945)	$2,325
Allowance for distributor doubtful accounts	$724	$532	$(100)	$—	$(537)	$619
Inventory write-downs	$6,365	$1,061	$—	$—	$(2,636)	$4,790
Allowance for net deferred tax assets	$174,740	$1,055	$—	$—	$—	$175,795

Year Ended July 2, 2006:
Allowance for doubtful accounts	$1,247	$603	$(883)	$—	$(280)	$687
Allowance for sales returns	$2,325	$1,014	$(275)	$—	$(1,364)	$1,700
Allowance for distributor doubtful accounts	$619	$1,447	$—	$—	$(1,766)	$300
Inventory write-downs	$4,790	$1,259	$—	$—	$(913)	$5,136
Allowance for net deferred tax assets	$175,795	$—	$(17,184)	$—	$—	$158,611

Year Ended July 1, 2007:
Allowance for doubtful accounts	$687	$—	$87	$—	$(40)	$734
Allowance for sales returns	$1,700	$3,377	$(221)	$—	$(3,087)	$1,769
Allowance for distributor doubtful accounts	$300	$—	$—	$(75)	$—	$225
Inventory write-downs	$5,136	$3,030	$—	$(1,737)	$(3,497)	$2,932
Allowance for net deferred tax assets	$158,611	$8,029	$—	$—	$—	$166,640

(1)	In fiscal 2007, we transferred $1.7 million of non-RoHS compliant inventory to service inventory and $0.1 million from allowance for distributor doubtful accounts to allowance for doubtful accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 30, 2007.

EXTREME NETWORKS, INC. (Registrant)

By:	/S/ KAREN M. ROGGE
Karen M. Rogge
Senior Vice President & Chief Financial Officer
August 30, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Canepa and Karen M. Rogge, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/S/ GORDON L. STITT	/S/ MARK CANEPA
Gordon L. Stitt	Mark Canepa
Chairman of the Board	President, Chief Executive Officer, Director
August 30, 2007	(Principal Executive Officer)
August 30, 2007

/S/ KAREN M. ROGGE	/S/ MICHAEL J. PALU
Karen M. Rogge	Michael J. Palu
Senior Vice President & Chief Financial Officer	Vice President, Corporate Controller
(Principal Financial Officer) August 30, 2007	(Principal Accounting Officer) August 30, 2007

/S/ MIKE WEST	/S/ CHARLES CARINALLI
Mike West	Charles Carinalli
Director	Director
August 30, 2007	August 30, 2007

/S/ BOB L. COREY	/S/ KENNETH LEVY
Bob L. Corey	Kenneth Levy
Director	Director
August 30, 2007	August 30, 2007

/S/ HARRY SILVERGLIDE
Harry Silverglide
Director
August 30, 2007

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
2.1	Form of Agreement and Plan of Merger between Extreme Networks, a California corporation, and Extreme Networks, Inc., a Delaware corporation.	S-1/A	03/11/99	2.1
3.1	Certificate of Incorporation of Extreme Networks, Inc., a Delaware Corporation.	S-1	02/05/99	3.1
3.2	Form of Certificate of Amendment of Certificate of Incorporation of Extreme Networks, Inc., a Delaware Corporation.	S-1	02/05/99	3.2
3.4	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K	10/31/06	99.1
3.5	Restated Certificate of Incorporation of Extreme Networks, Inc.	10-K	09/26/01	3.5
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Extreme Networks, Inc.	10-K	09/26/01	3.6
3.7	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock.	10-K	09/26/01	3.7
4.1	Second Amended and Restated Rights Agreement dated January 12, 1998 between Extreme Network and certain stockholders.	S-1	02/05/99	4.1
4.2	Rights Agreement dated April 27, 2001 between Extreme Networks, Inc. and Mellon Investor Services LLC.	8-K/A	06/07/01	4.2
4.3	Indenture, dated December 5, 2001 between Extreme Networks, Inc. and State Street Bank and Trust Company of California, N.A.	S-3	02/26/02	4.3
4.4	Registration Rights Agreement dated December 5, 2001 between Extreme Networks, Inc. and Goldman Sachs & Co., as representative	S-3	02/26/02	4.4
4.5	Warrant to Purchase Common Stock issued to Avaya, Inc.	S-3	01/28/04	4.1
10.1	Form of Indemnification Agreement for directors and officers.	S-1	02/05/99	10.1
10.2*	Amended 1996 Stock Option Plan and forms of agreements thereunder.	S-1	02/05/99	10.2
10.3*	1999 Employee Stock Purchase Plan.	S-1	02/05/99	10.3
10.4*	2000 Nonstatutory Stock Option Plan.	10-K	09/24/00	10.7
10.5	Lease agreement dated July 28, 2000 between San Tomas Properties LLC, a Delaware limited liability company, as Landlord, and Extreme Networks, Inc, a Delaware Corporation, as Tenant.	10-Q	11/14/00	10.14
10.6	Purchase Agreement dated November 29, 2001 between Extreme Networks, Inc. and Goldman Sachs & Co., as representative.	S-3	02/26/02	10.15
10.7*	2001 Nonstatutory Stock Option Plan.	Schedule TO	10/31/01	(d)(9)
10.8*	Consulting Agreement dated August 2, 2006 between Extreme Networks, Inc. and William Slakey	10-Q	6/28/07	10.9

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
10.9*	Offer of Employment Letter dated August 18, 2006 from Extreme Networks, Inc. to Mark Canepa	8-K	09/05/06	99.1
10.10*	Revised compensation policies for non-employee service on the Board of Directors and its committees.	8-K	10/31/06	Item 1.01
10.11*	Extreme Networks, Inc. Fiscal 2007 Executive Incentive Bonus Plan.	8-K	11/21/06	99.1
10.12*	Fiscal 2007 commission bonus plan for Senior Vice President, Sales.	8-K	11/21/06	Item 5.02
10.13*	Offer Letter for Employment between Extreme Networks, Inc. and Karen Rogge dated as of March 13, 2007.	8-K	03/29/07	99.2
10.14*	Extreme Networks, Inc. Fiscal 2008 Executive Incentive Bonus Plan.	8-K	08/06/07	99.1
21.1	Subsidiaries of Registrant.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (see page 104 of this Form 10-K).				X
31.1	Section 302 Certification of Chief Executive Officer.				X
31.2	Section 302 Certification of Chief Financial Officer.				X
32.1	Section 906 Certification of Chief Executive Officer.				X
32.2	Section 906 Certification of Chief Financial Officer.				X

*	Indicates management contract or compensatory plan or arrangement.