Form 10-Q
period 2007-09-30
EXTREME NETWORKS INC
filed 2007-11-09
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-25711

EXTREME NETWORKS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	77-0430270
[State or other jurisdiction of incorporation or organization]	[I.R.S Employer Identification No.]

3585 Monroe Street	95051
[Address of principal executive office]	[Zip Code]

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

October 31, 2007 was 115,022,093.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED September 30, 2007

Part I. Financial Information

Item 1.	Financial Statements

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2007 (unaudited)	July 1, 2007 (1)
ASSETS
Current assets:
Cash and cash equivalents	$46,886	$71,573
Short-term investments	121,873	91,599
Accounts receivable, net	26,579	23,066
Inventories, net	25,172	25,261
Deferred income taxes	1,154	1,118
Prepaid expenses and other current assets, net	5,799	13,339

Total current assets	227,463	225,956
Property and equipment, net	41,696	43,156
Marketable securities	55,987	52,683
Other assets, net	17,827	20,102

Total assets	$342,973	$341,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,783	$21,303
Accrued compensation and benefits	14,502	14,841
Restructuring liabilities	2,843	5,532
Accrued warranty	7,101	7,182
Deferred revenue	32,778	32,160
Other accrued liabilities	25,007	23,263

Total current liabilities	99,014	104,281
Restructuring liabilities, less current portion	7,774	8,456
Deferred revenue, less current portion	10,110	10,286
Deferred income taxes	688	688
Other long-term liabilities	1,857	1,961
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock and capital in excess of par value	937,314	934,540
Treasury stock	(48,303)	(48,303)
Accumulated other comprehensive income	1,472	572
Accumulated deficit	(666,953)	(670,584)

Total stockholders’ equity	223,530	216,225

Total liabilities and stockholders’ equity	$342,973	$341,897

(1)	Consolidated balance sheet at July 1, 2007 has been derived from audited financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	September 30, 2007	October 1, 2006
Net revenues:
Product	$74,145	$67,982
Service	14,817	15,781

Total net revenues	88,962	83,763

Cost of revenues:
Product	31,256	31,799
Service	8,610	8,813

Total cost of revenues	39,866	40,612

Gross profit:
Product	42,889	36,183
Service	6,207	6,968

Total gross profit	49,096	43,151

Operating expenses:
Sales and marketing	24,538	25,443
Research and development	16,491	15,774
General and administrative	6,523	7,605
Restructuring charge	—	1,534

Total operating expenses	47,552	50,356

Operating income (loss)	1,544	(7,205)
Other income, net	2,511	3,064

Income (loss) before income taxes	4,055	(4,141)
Provision for income taxes	422	786

Net Income (loss)	$3,633	$(4,927)

Basic and diluted net income (loss) per share:
Net income (loss) per share - basic	$0.03	$(0.04)
Net income (loss) per share - diluted	$0.03	$(0.04)
Shares used in per share calculation - basic	113,904	115,653
Shares used in per share calculation - diluted	115,230	115,653

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	September 30, 2007	October 1, 2006
Cash flows from operating activities:
Net income (loss)	$3,633	$(4,927)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,945	2,361
Provision for doubtful accounts	100	2
Provision for excess and obsolete inventory	719	467
Deferred income taxes	(35)	25
Amortization of warrant	1,012	1,012
Restructuring charge	—	1,534
Loss on disposal of assets	—	76
Stock-based compensation	1,026	1,850
Changes in operating assets and liabilities, net
Accounts receivable	(3,613)	(218)
Inventories	(643)	(5,239)
Prepaid expenses and other assets	8,804	647
Accounts payable	(4,519)	4,215
Accrued compensation and benefits	(339)	234
Restructuring liabilities	(3,370)	(1,532)
Accrued warranty	(82)	141
Deferred revenue	443	(2,348)
Other accrued liabilities	2,167	2,218

Net cash provided by operating activities	7,248	518

Cash flows (used in) provided by investing activities:
Capital expenditures	(486)	(758)
Purchases of investments	(93,596)	(76,980)
Proceeds from maturities of investments and marketable securities	37,686	78,838
Proceeds from sales of investments and marketable securities	22,701	54,612

Net cash (used in) provided by investing activities	(33,695)	55,712

Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock, net of repurchases	1,760	655
Repurchase of common stock	—	(11,201)

Net cash provided by (used in) financing activities	1,760	(10,546)

Net (decrease) increase in cash and cash equivalents	(24,687)	45,684
Cash and cash equivalents at beginning of period	71,573	92,598

Cash and cash equivalents at end of period	$46,886	$138,282

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Extreme Networks, Inc. (referred to as “Extreme Networks” and as “we”, “us” and “our”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at July 1, 2007 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2007.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at September 30, 2007. The results of operations for the first quarter of fiscal 2008 are not necessarily indicative of the results that may be expected for fiscal 2008 or any future periods.

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

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost, determined on a first-in, first-out basis, or replacement cost. Inventories, which are net of write-downs for excess and obsolete inventory (which we determine primarily based on future demand forecasts) of $2.9 million at both September 30, 2007 and July 1, 2007, consist of (in thousands):

	September 30, 2007	July 1, 2007
Raw materials	$286	$—
Finished goods	24,886	25,261

Total	$25,172	$25,261

Sales to Distributors

We defer recognition of revenue on all sales to distributors until the distributor successfully resells the product, typically to an authorized reseller. Distributors regularly provide us their “sales-out” reports for this purpose. Until it is sold, inventory held by distributors is included in our reported finished goods inventory and was $4.2 million and $3.2 million at September 30, 2007 and July 1, 2007, respectively. The accounts receivable owed us by distributors, net of the deferred revenue from sales to distributors, is recorded in prepaid expenses and other current assets, as reflected in the following table (in thousands):

	September 30, 2007	July 1, 2007
Accounts receivable, net of allowance for doubtful accounts of $217 ($225 at July 1, 2007)	$13,873	$23,288
Deferred revenue	(18,343)	(15,203)

Net, included in Other accrued liabilities at September 30, 2007 and Prepaid expenses and other current assets at July 1, 2007	$(4,470)	$8,085

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

We have determined that the requirements of FIN 45 apply to our standard product warranty liability. The following table summarizes the activity related to our product warranty liability during the first quarters of fiscal 2008 and fiscal 2007, respectively (in thousands):

	Three Months Ended
	September 30, 2007	October 1, 2006
Balance beginning of period	$7,182	$7,027
New warranties issued	1,326	2,508
Warranty expenditures	(1,407)	(2,367)

Balance end of period	$7,101	$7,168

Our standard hardware warranty period is typically 12 months from the date of shipment to end-users. For certain access products, we offer a lifetime hardware warranty commencing on the date of shipment from the Company and ending five (5) years following the Company’s announcement of the end of sale of such Product. Upon shipment of products to our customers, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability in cost of product revenue for this amount. The determination of our warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust these accruals at each balance sheet date in accordance with changes in these factors.

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

Deferred Support Revenue

We offer renewable support arrangements, including extended warranty contracts, to our customers that range generally from one to five years. The change in our deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended
	September 30, 2007	October 1, 2006
Balance beginning of period	$40,787	$41,722
New support arrangements	12,166	13,318
Recognition of support revenue	(13,446)	(14,451)

Balance end of period	39,507	40,589
Less current portion	29,397	31,324

Non-current deferred revenue	$10,110	$9,265

Recently Issued Accounting Standards

Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider

In September 2006, the FASB issued Emerging Issues Task Force Issue, or EITF, No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider. EITF No. 06-1 requires companies to provide disclosures regarding the nature of arrangements in which they provide consideration to manufacturers or resellers of equipment necessary for an end-customer to receive service from them, including the amounts recognized in the Consolidated Statements of Operations. EITF 06-1 is effective for fiscal years beginning after June 15, 2007. The adoption of EITF No. 06-1 did not have a material impact on our consolidated financial statements.

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

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 are optional and adoption may begin for fiscal years beginning after November 15, 2007. We currently are in the process of determining the impact of adopting the provisions of FAS 159 on our financial position, results of operations and cash flows.

Accounting for Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) released its final Interpretation on uncertain tax positions, FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FAS 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2006. The Company adopted FIN 48 in the first fiscal quarter 2008. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

2.	Share-Based Compensation

On July 4, 2005, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”) using the modified-prospective-transition method.

Share-based compensation recognized in the condensed consolidated financial statements by line item caption is as follows (dollars in thousands):

	Three Months Ended
	September 30, 2007	October 1, 2006
Cost of product revenue	$109	$197
Cost of service revenue	52	123
Sales and marketing	391	667
Research and development	318	558
General and administrative	156	305

Total share-based compensation expense	1,026	1,850
Share-based compensation cost capitalized in inventory	12	—

Total share-based compensation cost	$1,014	$1,850

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

For options granted after July 3, 2005, and valued in accordance with FAS 123R, we used the straight-line method for expense attribution, and we estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rate in the first quarter of fiscal 2008, based on our historical forfeiture experience, is approximately 9%.

	Stock Option Plans Three Months Ended		Employee Stock Purchase Plan Three Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Expected life	2.5 yrs	2.5 yrs	.25yrs	0.9 yrs
Risk-free interest rate	4.33%	4.90%	4.34%	5.03%
Volatility	39%	51%	38%	37%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

The weighted-average grant-date per share fair value of options granted in the first quarter of fiscal 2008 and fiscal 2007 were $1.07 and $1.26, respectively. The weighted-average estimated per share fair value of shares granted under our 1999 Employee Stock Purchase Plan in the first quarter of fiscal 2008 and 2007 were $0.92 and $1.13, respectively.

3.	Commitments, Contingencies and Leases

Stock Repurchase Program

On October 20, 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock. This authorization originally was to expire in October 2007. In the quarter ended October 1, 2006, we repurchased approximately 3.0 million shares for approximately $11.2 million, primarily through open market purchases, bringing the cumulative total to 10.2 million repurchased shares for approximately $44.9 million. On October 25, 2006 the Board of Directors terminated the share repurchase plan, and as of that date, we had repurchased approximately 11.1 million shares for approximately $48.3 million.

Line of Credit

We have a revolving line of credit for $10.0 million with a major lending institution. Borrowings under this line of credit bear interest at the bank’s prime rate. As of September 30, 2007, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of September 30, 2007, we had letters of credit totaling $0.7 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of September 30, 2007. The line of credit expires on January 24, 2008.

Purchase Commitments

We currently have arrangements with two contract manufacturers and other suppliers for the manufacture of our products. Our arrangements allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by us. We are obligated to the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with the forecast, unless we give notice of order cancellation outside of applicable component lead-times. As of September 30, 2007, we had non-cancelable commitments to purchase approximately $29 million of such inventory during the second quarter of fiscal 2008.

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

Shareholder Litigation Relating to Historical Stock Option Practices

On April 25, 2007, an individual identifying herself as a shareholder of the Company filed a derivative action in the United States District Court for the Northern District of California purporting to assert claims on behalf of and in the name of the Company against various of our current and former directors and officers relating to our historical stock option granting and related accounting practices. Two similar derivative actions were filed thereafter in the same court by other individuals. The three cases were consolidated by order of the court on August 2, 2007 and an amended consolidated complaint was filed on October 11, 2007. The amended consolidated complaint alleges that the individual defendants breached their fiduciary duties and other obligations to the Company and violated state and federal securities laws in connection with our historical stock option granting process in connection with options granted from 1999 to 2002 and our accounting for past stock options. The plaintiff has asserted claims for violations of Sections 10(b) (including Rule 10b-5 thereunder), 14(a), and 20(a) of the Securities Exchange Act of 1934, unjust enrichment, breach of fiduciary duty and aiding and abetting such breach, abuse of control, constructive fraud, waste, rescission, insider selling and a claim for an accounting of all stock option grants made to the named defendants. The Company is named as a nominal defendant in these actions. On behalf of the Company, the plaintiff seeks unspecified monetary and other relief against the individual defendants who are Gordon L. Stitt, Herb Schneider, Stephen Haddock, Alexander J. Gray, Frank C. Carlucci, William R. Slakey, Charles Carinalli, Harry Silverglide, Michael West, Kenneth Levy, Robert L. Corey, Peter Wolken, Vito Palermo, Harold Covert, Darrell Scherbarth, Christopher, N. Todd, June Hull, Allan Miller, Promod Haque, Lawrence Orr, Steven Fukuda, Bassam Halabi, Michael Palu, and Alicia Moore. Discovery has not yet commenced and the defendants are not yet required to respond to the amended consolidated complaint. We cannot at this time predict whether this matter will result in any material recovery by or expense to the Company.

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

On December 27, 2005, Broadband Office Inc. (“Broadband”) served an amended complaint, adding Extreme Networks as a defendant in its lawsuit against Technology Credit Corporation (“TCC”) and Key Equipment Finance, Inc., seeking recovery of an alleged preferential payment in the amount of $0.8 million plus interest, purportedly paid by Broadband to TCC within ninety days prior to Broadband’s petition for bankruptcy protection. Extreme paid $10,000, and Broadband dropped all charges and gave a full release of all claims.

On June 21, 2005, Enterasys filed suit against Extreme Networks and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Massachusetts, Civil Action No.05-11298 DPW. The complaint alleges willful infringement of U. S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560, 236, and seeks: a) a judgment that Extreme willfully infringes each of the patents; (b) a permanent injunction from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) damages and a “reasonable royalty” to be determined at trial; (d) trebled damages; (e) attorneys fees, costs and interest; and (f) equitable relief at the court’s discretion. Foundry brought a claim for reexamination of five of the patents at issue to the Patent and Trademark Office (“PTO”). The parties stipulated, and the court agreed, to stay the proceeding until the results of the reexamination are released by the PTO. Once the stay is lifted, and should the case remain at that point, we intend vigorously to defend against Enterasys’ assertions, which we believe to be without merit.

Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.).The operative amended complaint names as defendants Extreme Networks; six of our present and former officers and/or directors, including our CEO (the “Extreme Networks Defendants”); and several investment banking firms that served as underwriters of our initial public offering and October 1999 secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. Previously, we executed a settlement agreement presented to all issuer defendants. In that settlement, plaintiffs would dismiss and release all claims against the Extreme Network Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Extreme Networks Defendants would not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeded the amount of the insurance coverage. The Court gave preliminary approval to the settlement in February 2005 and held a hearing in April 2006 to consider final approval of the settlement. Before the Court issued a final decision on the settlement, on December 5, 2006 the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Thereafter, on December 14, 2006, the Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit Court of Appeals for a rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit Court of Appeals denied plaintiffs’ petition for a rehearing, but clarified that the plaintiffs may seek to certify a more limited class. Accordingly, the parties withdrew the prior settlement, which has been terminated, and plaintiffs filed amended complaints in designated focus or test cases with a proposed redefined class in an attempt to comply with the Second Circuit’s order. If the prior settlement is not renegotiated and then approved by the Court, there is no assurance that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

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

4.	Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended
	September 30, 2007	October 1, 2006
Net income (loss)	$3,633	$(4,927)
Other comprehensive income (loss):
Unrealized gain on investments:
Change in net unrealized gain on investments	370	1,100

Net unrealized gain on investments	370	1,100
Unrealized loss on derivatives	—	(1)
Foreign currency translation adjustments	530	78

Total comprehensive income (loss)	$4,533	$(3,750)

5.	Income Taxes

We recorded an income tax provision of $0.4 million and $0.8 million for the first quarter of fiscal 2008 and the first quarter of fiscal 2007, respectively. The income tax provisions for the three months ended September 30, 2007 and October 1, 2006 were comprised of taxes on foreign income and U.S. state income taxes. The income tax provisions for both quarters were calculated based on the results of operations for the three months ended September 30, 2007 and October 1, 2006, and may not reflect the annual effective rate. Since the Company has net operating loss carryforwards to offset U.S. taxable income, the Company is not using an annual effective tax rate to apply to the taxable income for the quarter.

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

The Company implemented FIN 48 in first fiscal quarter 2008. The Company has unrecognized tax benefits of approximately $16.1 million as of July 2, 2007. The future impact of the unrecognized tax benefit of $16.1 million, if recognized, is as follows: approximately $1.8 million would affect the effective tax rate; approximately $14.3 million would result in adjustments to deferred tax assets and corresponding adjustment to the valuation allowance. It is reasonably possible that the amount of unrealized tax benefits could decrease by approximately $0.7 million during the next 12 months due to the expiration of the statue of limitations in certain foreign jurisdictions.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Condensed Consolidated Statement of Operations and totaled approximately $43,000 for the quarter ended September 30, 2007. Accrued interest and penalties were approximately $240,099 and $283,099 as of July 1, 2007 and September 30, 2007, respectively.

In general, our income tax returns are subject to examination by U.S. federal, state and local tax authorities for tax years 2004 forward. Our Netherland subsidiary’s income tax returns have been properly prepared and filed with the Netherland tax authorities for all the years up through and including 2005/2006 and are subject to examination for tax years 2003 forward.

Income tax expense during the three months ended September 30, 2007 was primarily related to state taxes and foreign taxes on income earned by our foreign operations. Taxes during the three months ended October 1, 2006 are primarily related to federal alternative minimum and foreign taxes on income earned by our foreign operations, reduced by a state tax benefit from the current net loss for those states for which we are in a deferred tax liability position.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	September 30, 2007	October 1, 2006
Weighted-average shares used in per share calculation — basic	113,904	115,653
Incremental shares using the treasury stock method	1,326	—

Weighted-average shares used in per share calculation — diluted	115,230	115,653

Net income (loss) per share – basic	$0.03	$(0.04)

Net income (loss) per share – diluted	$0.03	$(0.04)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be antidilutive for the periods (in thousands):

	Three Months Ended
	September 30, 2007	October 1, 2006
Weighted stock options outstanding:
In-the-money options	—	507
Out-of-the-money options	18,461	20,879
Warrants	—	857
Convertible subordinated notes	—	9,542

Total potential shares of common stock excluded from the computation of earnings per share	18,461	31,785

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

The computation of diluted earnings (loss) per share for the first quarter of fiscal 2007 excludes the impact of the conversion of the convertible subordinated notes, which are convertible into approximately 9.5 million shares of common stock, as the impact of adding back to income the after tax interest expense associated with the convertible subordinated notes, and including the impact of the common shares to be issued, would be anti-dilutive in the period presented.

7.	Restructuring Liabilities

As of September 30, 2007, restructuring liabilities were $10.6 million and consisted of obligations under excess facility operating leases, net of projected future sublease receipts and severance costs associated with a small reduction in force in the fourth quarter of fiscal 2007 impacting several functional areas. During fiscal 2007 and 2006, we recorded restructuring charges of $4.0 million and $3.3 million, respectively. The charges in fiscal 2007 included $1.1 million in the first through third quarter to rationalize our sales force in Japan, and $2.9 million in the fourth quarter to reduce headcount across several functional areas, terminate certain redundant contracts, and to exit an excess facility. The charge in fiscal 2006 was for an excess facilities charge and represented an increase to the charge initially recognized during the third quarter of fiscal 2002. The commercial real estate market continued to deteriorate in fiscal 2006 and we were not able to find suitable tenants to sublease these facilities necessitating an additional charge due to lower projected sublease receipts. At several of the facilities, we have not yet been able to find suitable tenants to sublease the facilities and the commercial real estate market in these areas continues to be weak. The lower projected sublease income necessitated an increase in the liability to take into consideration the unfavorable difference between lease obligation payments and projected sublease receipts. The actual costs could differ from our estimates, and additional adjustments to the restructuring liability could be recorded if we are able to negotiate reasonable termination fees on certain facilities, if facility sub-lease rental rates change, or if other estimates and assumptions change.

Activity with respect to restructuring liabilities is as follows (in thousands):

	Excess Facilities	Asset Impairment	Contract Termination	Severance	Total
Balance at July 1, 2007	$11,395	83	1,098	1,411	$13,987
Charge in first quarter fiscal 2008	—	—	—	—	—
Write-Off	—	(83)	—	—	(83)
Cash Payments	(944)		(1,098)	(1,245)	(3,287)

Balance at September 30, 2007	10,451	—	—	166	10,617
Less: current portion	2,677			166	2,843

Restructuring liabilities at September 30, 2007, less current portion	$7,774	—	—	—	$7,774

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We develop and sell a family of modular and stackable network infrastructure equipment and offer related service contracts for extended warranty and maintenance agreements. Substantially all of our revenue is derived from the sale of our networking equipment and the related service contracts. We believe that understanding the following key developments is helpful to an understanding of our operating results for the first quarter of fiscal 2008.

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

Results of Operations

Our operations and financial performance have been affected by the economic factors described above, and during the first quarter of fiscal 2008, we experienced the following results:

•	Net revenues of $89.0 million, an increase of 6% from the first quarter of fiscal 2007 net revenues of $83.8 million.

•	Total gross margin of 55.2% of net revenues, an increase from 51.5% in the first quarter of fiscal 2007.

•	Net income of $3.6 million, an increase from a net loss of $4.9 million in the first quarter of fiscal 2007.

•

Cash flow from operating activities was $7.2 million in the three months ending September 30, 2007. Cash and cash equivalents, short-term investments and marketable securities increased by $8.9 million in the three months ended September 30, 2007 to $224.7 million.

Net Revenues

The following table presents net product and service revenues for the first quarters of fiscal 2008 and fiscal 2007, respectively (dollars in thousands):

	Three months ended
	September 30, 2007	% of Net Revenues	October 1, 2006	% of Net Revenues
Net Revenues:
Product	$74,145	83.3%	$67,982	81.2%
Service	14,817	16.7%	15,781	18.8%

Total net revenues	$88,962	100.0%	$83,763	100.0%

Net revenues were $89.0 million in the first quarter of fiscal 2008 and $83.8 million in the first quarter of fiscal 2007, representing an increase of 6% in the first quarter of fiscal 2008 from the first quarter of fiscal 2007.

Product revenue increased to $74.1 million for the first quarter of fiscal 2008 from $68.0 million for the first quarter of fiscal 2007, an increase of $6.2 million, or 9%. This was primarily due to an increase in the volume of units sold, primarily from an increase in sales in the United States.

Service revenue decreased to $14.8 million for the first quarter of fiscal 2008 from $15.8 million for the first quarter of fiscal 2007, a decrease of $0.9 million, or 6%. This decrease was primarily due to the completion of extended term maintenance contracts amortized over five years and our transition from mandatory to elective support contract renewals.

The following table presents the total net revenue geographically for the first quarter of fiscal 2008 and fiscal 2007 (dollars in thousands):

	Three months ended
	September 30, 2007	% of Net Revenues	October 1, 2006	% of Net Revenues
Net Revenues:
United States	$40,699	45.7%	$34,241	40.9%
Europe, Middle East and Africa	30,913	34.7%	32,839	39.2%
Asia Pacific	12,594	14.2%	11,014	13.1%
Other	4,756	5.4%	16,683	6.8%

Total net revenues	$88,962	100.0%	$83,763	100.0%

Sales of products and services outside the United States accounted for approximately 54% of our business in the first quarter of fiscal 2008, compared to 59% in the first quarter of fiscal 2007. Revenue outside the U.S., as a percentage of total net revenue, in the first quarter of fiscal 2008, decreased by 5% compared to the year-ago quarter due primarily to a decrease in revenue in Europe, Middle East and Africa, offset by an increase in Asia Pacific. Total net revenue in Europe, Middle East and Africa decreased in the current quarter over the prior year quarter following decreased demand in that geographic region. We expect that export sales will continue to represent a significant portion of net revenue, although export sales may fluctuate as a percentage of net revenue. Substantially all sales transactions are denominated in United States dollars.

We rely upon multiple channels of distribution, including two-tiered distribution in which large distributors purchase our product and make it available to resellers. Revenue through the distributor channel as a percentage of total product revenue was 42% in both the first quarter of fiscal 2008 and the first quarter of fiscal 2007. The level of sales to any one customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. One distributor, Tech Data, accounted for greater than 10% of our net revenue for the first quarter of fiscal 2008 and 2007.

Cost of Revenues and Gross Margin

The following table presents the gross margin on product and service revenues and the gross margin percentage of product and service revenues for the first quarter of fiscal year 2008 and fiscal 2007 (dollars in thousands):

	Three months ended
	September 30, 2007	% of Revenue	October 1, 2006	% of Revenue
Gross margin:
Product	$42,889	57.8%	$36,183	53.2%
Service	6,207	41.9%	6,968	44.2%

Total gross margin	$49,096	55.2%	$43,151	51.5%

Gross margin was $49.1 million in the first quarter of fiscal 2008 and $43.2 million in the first quarter of fiscal 2007, representing an increase of 14% in the first quarter of fiscal 2008 from the first quarter of fiscal 2007. Gross margin as a percentage of net revenues was 55.2% and 51.5% in the first quarter of fiscal 2008 and fiscal 2007, respectively.

Cost of product revenue includes costs of raw materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans and document control. Product gross margin in the first quarter of fiscal 2008 was $42.9 million, representing 57.8% of product revenues as compared to $36.2 million in the first quarter of fiscal 2007, or 53.2% of product revenue. The increase in product gross margin as a percentage of product revenues was primarily due to higher revenue, lower per-unit product costs due to a shift in product mix, lower warranty costs due to an improvement in quality and lower distribution cost.

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

Our cost of service consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross margin in the first quarter of fiscal 2008 was $6.2 million, representing 41.9% of service revenues as compared to $7.0 million in the first quarter of fiscal 2007, or 44.2% of service revenue. The decrease in service gross margin in the first quarter of fiscal 2008, compared to the prior year quarter, was primarily due to lower revenue and higher costs associated with service replacements for certain key legacy accounts.

Share-based Compensation Costs

Share-based compensation expense recognized in the financial statements by line item caption is as follows (dollars in thousands):

	Three months ended
	September 30, 2007	October 1, 2006
Cost of product revenue	$109	$197
Cost of service revenue	52	123
Sales and marketing	391	667
Research and development	318	558
General and administrative	156	305

Total share-based compensation expense	1,026	1,850
Share-based compensation cost capitalized in inventory	12	—

Total share-based compensation cost	$1,014	$1,850

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

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses decreased to $24.5 million for the first quarter of fiscal 2008 from $25.4 million for the first quarter of fiscal 2007, a decrease of $0.9 million, or 4%. This decrease was primarily due to decreased share-based compensation expense of $0.3 million, decreased equipment expense of $0.5 million and decreased recruiting expense of $0.3 million, partially offset by increased commission expense of $0.2 million due to higher revenue. The level of our sales and marketing spending in the future, in dollars and as a percentage of net revenues will depend on many factors, including the rate at which we expand our sales force and the rate at which our net revenues change.

Research and Development Expenses

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses increased slightly to $16.5 million for the first quarter of fiscal 2008 from $15.8 million for the first quarter of fiscal 2007. The increase of $0.7 million or 4% was due to an increase in salaries and benefits of $1.3 million, of which $0.8 million is related to higher employee bonus accrual in first quarter 2008 than first quarter 2007, and $0.5 million is related to increased headcount from 274 in first quarter of fiscal 2007 to 282 in the first quarter of fiscal 2008, partially offset by a decrease in contract labor and professional fees of $0.7 million. We expense all research and development costs as incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, legal fees, professional fees and other general corporate expenses. General and administrative expenses decreased to $6.5 million for the first quarter of fiscal 2008 from $7.6 million for the first quarter of fiscal 2007, a decrease of $1.1 million, or 14%. This decrease was primarily due to decreased share-based compensation expense of $0.2 million, decreased professional fees of $0.1 million and lower legal cost related to litigation defense of approximately $0.8 million. Litigation costs in the first fiscal quarter of 2008 were approximately $0.8 million. We expect legal fees to vary from quarter to quarter with significant expenditures in certain quarters.

Restructuring Charge

During the first quarter of fiscal 2007, we recorded a restructuring charge of $1.5 million for our Japan operations, $1.3 million of which represented severance charges and $0.2 million represented an excess facilities charge. The severance charges of $1.3 million related to a reduction in our staff in Japan during the first quarter of fiscal 2007. We did not have any restructuring charge in first quarter of fiscal 2008.

Other Income, Net

Other income, net decreased to $2.5 million for the first quarter of fiscal 2008 from $3.1 million for the first quarter of fiscal 2007, a decrease of $0.6 million, or 19%. This decrease is related to a decrease in interest income as a result of a decrease in cash, cash equivalents and investments from $423.4 million as of first quarter fiscal 2007 to $224.7 million as of first quarter fiscal 2008. The decrease in cash, cash equivalents and investments is primarily attributable to the $200 million convertible note payment made in December 2006.

Provision for Income Taxes

The provisions for income taxes of $0.4 million and $0.8 million for the first quarter of fiscal 2008 and the first quarter of fiscal 2007, respectively, were recorded for estimated taxes due on income generated in certain state and foreign tax jurisdictions. The income tax provisions for the three months ended September 30, 2007 and October 1, 2006 were comprised of taxes on foreign income and U.S. state income taxes. The income tax provisions for both quarters were calculated based on the results of operations for the three months ended September 30, 2007 and October 1, 2006, and may not reflect the annual effective rate. Since the Company has net operating loss carryforwards to offset U.S. taxable income, the Company is not using an annual effective tax rate to apply to the taxable income for the quarter.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements included in our Form 10-K for the year ended July 1, 2007. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three-month period ended September 30, 2007 compared to those discussed in our Annual Report of Form 10-K for the year ended July 1, 2007.

Recently Issued Accounting Standards

Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider

In September 2006, the FASB issued Emerging Issues Task Force Issue, or EITF, No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider. EITF No. 06-1 requires companies to provide disclosures regarding the nature of arrangements in which they provide consideration to manufacturers or resellers of equipment necessary for an end-customer to receive service from them, including the amounts recognized in the Consolidated Statements of Operations. EITF 06-1 is effective for fiscal years beginning after June 15, 2007. The adoption of EITF No. 06-1 did not have a material impact on our consolidated financial statements.

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

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 are optional and adoption may begin for fiscal years beginning after November 15, 2007. We currently are in the process of determining the impact of adopting the provisions of FAS 159 on our financial position, results of operations and cash flows.

Accounting for Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) released its final Interpretation on uncertain tax positions, FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FAS 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2006. The Company adopted FIN 48 in the first fiscal quarter 2008. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities increased to $224.7 million at September 30, 2007 from $215.9 million at July 1, 2007, an increase of $8.9 million. This increase was primarily due to cash generated from operations of $7.2 million and cash from employee stock option exercises of $1.8 million.

We generated $7.2 million in cash from operations in the first quarter of fiscal 2008. Net income was $3.6 million and included significant non-cash charges including depreciation of $1.9 million, $1.0 million in share-based compensation expense, and warrant amortization expense of $1.0 million. Accounts receivable, net, increased to $26.6 million at September 30, 2007 from $23.1 million at July 1, 2007. Days sales outstanding (“DSO”) in receivables was 27 days at September 30, 2007 and 24 days at July 1, 2007. Net inventory levels decreased to $25.2 million at September 30, 2007 from $25.3 million at July 1, 2007. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence because of declining demand, rapidly changing technology and customer requirements. Deferred revenue increased to $42.9 million at September 30, 2007 from $42.4 million at July 1, 2007. This increase was due primarily to an increase in deferred product revenue.

We have a revolving line of credit for $10.0 million with a major lending institution. As of September 30, 2007, there were no outstanding borrowings under this facility. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of September 30, 2007, we had letters of credit totaling $0.7 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of September 30, 2007.

The following summarizes our contractual obligations (including interest payments) at September 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	After Five Years
Contractual Obligations:
Non-cancelable inventory
Purchase commitments	$29,406	$29,406	—	—	—
Non-cancelable operating lease obligations	17,639	6,189	$8,518	$2,932	—
Other non-cancelable purchase commitments	6,428	1,650	3,288	1,490	—

Total contractual cash obligations	$53,473	$37,245	$11,806	$4,422	$—

We did not have any material commitments for capital expenditures as of September 30, 2007. Other non-cancelable purchase commitments represent manufacturing and technology agreements. We did not have any off-balance sheet arrangements as of September 30, 2007.

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

We Cannot Assure You That We Will Be Profitable in the Future.

Although we reported profits in first quarter fiscal 2008, we reported losses for fiscal 2007, 2004, 2003, 2002 and 2001 and our revenue declined in fiscal 2007. In addition, while we have reported profits in both fiscal 2006 and 2005, we were not profitable in each quarter during those years. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will continue to need to rationalize expense levels and increase revenue levels to achieve profitability in future fiscal periods.

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

Our Future Success Will Depend in Part Upon Increasing Our Revenue in the U.S. Market.

Revenues in the U.S. increased 19% in first quarter fiscal 2008 from first quarter fiscal 2007, but decreased 5.8% in fiscal 2007 from fiscal 2006 and 12.7% in fiscal 2006 from fiscal 2005. We believe a number of factors have contributed to the decline in our revenues in the U.S., including turnover in our sales and marketing personnel, intense competition, as well as the timing of customer purchase decisions. Our success will depend upon increasing our revenue in the United States and we may need to identify new strategies or markets to increase revenue. We are initiating a number of programs to improve retention of our sales personnel and to compete more effectively in the U.S. market. If these efforts are not successful, our ability to sustain and grow our revenue and to achieve increased profitability would be adversely affected.

We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Grow Our International Sales Depends on Successfully Expanding Our International Operations.

International sales constitute a significant portion of our net revenues. Our ability to grow will depend in part on the expansion of international sales. Sales to customers outside of the United States accounted for approximately 54% of net revenues in first quarter fiscal 2008, compared to 59% in the first quarter fiscal 2007. In addition, sales to customers outside of the United States accounted for approximately 60%, 59% and 56% of our net revenues for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

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

We Expect the Average Selling Prices of Our Products to Decrease, Which May Reduce Gross Margin and/or Revenue.

The network equipment industry has traditionally experienced an erosion of average selling prices due to a number of factors, including competitive pricing pressures, promotional pricing and technological progress. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, excess inventories, increased sales discounts and new product introductions by us or our competitors, including, for example, competitive products manufactured with low-cost merchant silicon. We may experience substantial decreases in future operating results due to the erosion of our average selling prices. To maintain our gross margin, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. Our failure to do so would likely cause our revenue and gross margins to decline, which could have a material adverse effect on our operating results and cause the price of our common stock to decline.

Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment.

As of September 30, 2007, Siemens AG, Westcon Group and Algol Europe accounted for more than 10% of our accounts receivable balance. Some of our customers are likely to experience serious cash flow problems and, as a result, may find it difficult to obtain financing, if financing is available at all. If our customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment of, the amounts that they owe us.

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

We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, service, finance and operations personnel. The market for these personnel is competitive, especially in the San Francisco Bay Area, and we have had difficulty in hiring employees, particularly engineers, in the timeframe we desire. In addition, retention has become more difficult for us and other public technology companies from time to time as a result of past stock market declines, which caused the market price of our stock to be below the price of many of our employees’ stock options, and in the past we have experienced high levels of attrition. There can be no assurance that we will be successful in attracting and retaining our key personnel. We have and are initiating a number of employee retention programs, but we cannot assure you that these will be successful. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring desired personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as new product introductions. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. We have from time to time been involved in claims like this with other companies and, although to date they have not resulted in material litigation, we do not know whether we will be involved in additional claims in the future as we seek to hire and retain qualified personnel or that such claims will not result in material litigation. We could incur substantial costs in litigating any such claims, regardless of the merits.

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

To date, a limited number of resellers, distributors and other customers have accounted for a significant portion of our revenue. One distributor, Tech Data, accounted for greater than 10% of our net revenue in first quarter fiscal 2008 and in fiscal 2007, 2006 and 2005. In addition, while no other distributor or customer has accounted for 10% or more of revenue in the recent fiscal years, sales to several distributors represent a high percentage of our sales. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected.

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

In addition, the EU also adopted Directive 2002/95/EC on Restriction on the Certain Hazardous Substances in Electrical and Electronic Equipment (the “RoHS Directive”). The RoHS Directive bans in the EU the use of certain hazardous materials in electrical and electronic equipment. The RoHS Directive went into effect on July 1, 2006, the date by which each EU-member country was required to adopt legislation implementing the RoHS Directive in that country. Certain EU-member countries where we import products have adopted such implementing legislation effective July 1, 2006, while other EU-member countries have either not yet adopted implementing legislation or have not yet adopted rules under their implementing legislation. The manner of implementation of the RoHS Directive in each EU country will likely vary, and we will face challenges complying with the differing implementation of the RoHS Directive in each country. Failure to comply with the regulatory requirements in one jurisdiction may adversely impact our ability to do business in that jurisdiction as well as others. We have incurred higher manufacturing costs and increased our European service spare parts inventory by approximately $5.1 million as of July 2, 2006 as a result of complying with the RoHS Directive. During fiscal 2007, we did not increase our European service spare parts inventory further as a result of complying with the RoHS Directive. As of September 30, 2007, we were fully compliant with the RoHS Directive. Similar legislation has been or could be enacted in other countries outside the EU, the cumulative impact of which could similarly impact our financial condition or results of operations.

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

We have certain long-term real estate lease commitments carrying future obligations for non-cancelable lease payments. Reductions in our workforce and the restructuring of operations since fiscal 2002 have resulted in the need to consolidate certain of these leased facilities, located primarily in Northern California, for which we recorded excess facilities charges of approximately $4.0 million in fiscal 2007, $3.3 million in fiscal 2006, $6.5 million in fiscal 2004, and $9.6 million in fiscal 2003. For more information, see Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. We may incur additional charges for excess facilities as a result of additional reductions in our workforce or future restructuring of operations. We will continue to be responsible for all carrying costs of these facilities until such time as we can sublease these facilities or terminate the applicable leases based on the contractual terms of the lease agreements, and these costs may have an adverse effect on our business, operating results and financial condition.

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

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents, short-term investments, marketable securities and long-term debt that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 30, 2007. This table does not include money market funds because those funds are generally not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
Included in cash and cash equivalents	$122			$122	$122
Weighted average interest rate	5.23%
Included in short-term investments	$95,956	$25,917		$121,873	$121,873
Weighted average interest rate	5.87%	4.92%
Included in marketable securities			$55,987	$55,987	$55,987
Weighted average interest rate			5.14%

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

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). At September 30, 2007, these forward foreign currency contracts had a notional principal amount and fair value of $5.0 million. These contracts have maturities of less than 60 days.

Additionally, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS 133. At September 30, 2007, we held foreign currency forward contracts with a notional principal amount and fair value of $8.9 million. These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction gains and losses from operations, including the impact of hedging, were a loss of $0.3 million in the first quarter of fiscal 2008 and a gain of $0.6 million in the first quarter of fiscal 2007.

Item 4.	Controls and Procedures

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

As described in our Annual Report on Form 10-K for the fiscal year ended July 1, 2007, we are involved in the following legal proceedings:

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

Shareholder Litigation Relating to Historical Stock Option Practices

On April 25, 2007, an individual identifying herself as a shareholder of the Company filed a derivative action in the United States District Court for the Northern District of California purporting to assert claims on behalf of and in the name of the Company against various of our current and former directors and officers relating to our historical stock option granting and related accounting practices Two similar derivative actions were filed thereafter in the same court by other individuals. The three cases were consolidated by order of the court on August 2, 2007 and an amended consolidated complaint was filed on October 11, 2007. The amended consolidated complaint alleges that the individual defendants breached their fiduciary duties and other obligations to the Company and violated state and federal securities laws in connection with our historical stock option granting process in connection with options granted from 1999 to 2002 and our accounting for past stock options. The plaintiff has asserted claims for violations of Sections 10(b) (including Rule 10b-5 thereunder), 14(a), and 20(a) of the Securities Exchange Act of 1934, unjust enrichment, breach of fiduciary duty and aiding and abetting such breach, abuse of control, constructive fraud, waste, rescission, insider selling and a claim for an accounting of all stock option grants made to the named defendants. The Company is named as a nominal defendant in these actions. On behalf of the Company, the plaintiff seeks unspecified monetary and other relief against the individual defendants, who are Gordon L. Stitt, Herb Schneider, Stephen Haddock, Alexander J. Gray, Frank C. Carlucci, William R. Slakey, Charles Carinalli, Harry Silverglide, Michael West, Kenneth Levy, Robert L. Corey, Peter Wolken, Vito Palermo, Harold Covert, Darrell Scherbarth, Christopher, N. Todd, June Hull, Allan Miller, Promod Haque, Lawrence Orr, Steven Fukuda, Bassam Halabi, Michael Palu, and Alicia Moore. Discovery has not yet commenced and the defendants are not yet required to respond to the amended consolidated complaint. We cannot at this time predict whether this matter will result in any material recovery by or expense to the Company.

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

On December 27, 2005, Broadband Office Inc. (“Broadband”) served an amended complaint, adding Extreme Networks as a defendant in its lawsuit against Technology Credit Corporation (“TCC”) and Key Equipment Finance, Inc., seeking recovery of an alleged preferential payment in the amount of $0.8 million plus interest, purportedly paid by Broadband to TCC within ninety days prior to Broadband’s petition for bankruptcy protection. Extreme paid $10,000, and Broadband dropped all charges and gave a full release of all claims.

On June 21, 2005, Enterasys filed suit against Extreme Networks and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Massachusetts, Civil Action No.05-11298 DPW. The complaint alleges willful infringement of U. S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560, 236, and seeks: a) a judgment that Extreme willfully infringes each of the patents; (b) a permanent injunction from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) damages and a “reasonable royalty” to be determined at trial; (d) trebled damages; (e) attorneys fees, costs and interest; and (f) equitable relief at the court’s discretion. Foundry brought a claim for reexamination of five of the patents at issue to the Patent and Trademark Office (“PTO”). The parties stipulated, and the court agreed, to stay the proceeding until the results of the reexamination are released by the PTO. Once the stay is lifted, and should the case remain at that point, we intend vigorously to defend against Enterasys’ assertions, which we believe to be without merit.

Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.).The operative amended complaint names as defendants Extreme Networks; six of our present and former officers and/or directors, including our CEO (the “Extreme Networks Defendants”); and several investment banking firms that served as underwriters of our initial public offering and October 1999 secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. Previously, we executed a settlement agreement presented to all issuer defendants. In that settlement, plaintiffs would dismiss and release all claims against the Extreme Network Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Extreme Networks Defendants would not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeded the amount of the insurance coverage. The Court gave preliminary approval to the settlement in February 2005 and held a hearing in April 2006 to consider final approval of the settlement. Before the Court issued a final decision on the settlement, on December 5, 2006 the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Thereafter, on December 14, 2006, the Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit Court of Appeals for a rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit Court of Appeals denied plaintiffs’ petition for a rehearing, but clarified that the plaintiffs may seek to certify a more limited class. Accordingly, the parties withdrew the prior settlement, which has been terminated, and plaintiffs filed amended complaints in designated focus or test cases with a proposed redefined class in an attempt to comply with the Second Circuit’s order. If the prior settlement is not renegotiated and then approved by the Court, there is no assurance that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

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

The material changes to the risk factors from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended July 1, 2007 are as follows:

•

In the risk factor entitled “We Cannot Assure You That We Will Be Profitable in the Future,” we added the phrase “[a]lthough we reported profits in first quarter fiscal 2008” to the beginning of the first sentence of the paragraph.

•

In the risk factor entitled “Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment,” we modified the first sentence of the first paragraph such that it now reads in its entirety as follows: “As of September 30, 2007, Siemens AG, Westcon Group and Algol Europe accounted for more than 10% of our accounts receivable balance.”

•

In the second paragraph of the risk factor entitled “If We Lose Key Personnel or are Unable to Hire Additional Qualified Personnel as Necessary, We May Not Be Able to Successfully Manage Our Business or Achieve Our Goals,” we deleted the following sentences: “A number of our key executives have left the Company in the last year, including our founder and Chief Executive Officer, our Chief Financial Officer, our senior Vice President of Worldwide Sales, and our founder and Chief Technology Officer. These departures may cause other employees to leave the Company.”

•

In the second paragraph of the risk factor entitled “If We Lose Key Personnel or are Unable to Hire Additional Qualified Personnel as Necessary, We May Not Be Able to Successfully Manage Our Business or Achieve Our Goals,” we modified the third sentence such that it now reads in its entirety as follows: “In addition, retention has become more difficult for us and other public technology companies from time to time as a result of past stock market declines, which caused the market price of our stock to be below the price of many of our employees’ stock options, and in the past we have experienced high levels of attrition.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders

Extreme Networks held its annual meeting of stockholders on July 30, 2007 to:

•

Elect two Class II directors, Bob Corey and Harry Silverglide, to hold office for a three-year term and until their successors are elected and qualified or until their earlier resignation or removal; and

•	Ratify the appointment of Ernst & Young LLP, independent registered public accounting firm, as our independent auditors for the fiscal year ending July 1, 2007.

At the annual meeting of stockholders on July 30, 2007, the director nominees were elected by the following number of votes:

	For	Votes Withheld	Votes Against	Abstaining	Broker Non Votes
Bob Corey	85,281,934	6,217,037
Harry Silverglide	85,770,180	5,728,791	—	—	—

The terms of Messrs. Corey and Silverglide will expire at the 2009 annual meeting of stockholders. The following directors’ terms of office continue as follows:

•	The terms of the Class I directors, Mr. Gordon Stitt, Mr. Mark Canepa and Mr. Kenneth Levy, expire at the 2008 annual meeting; and

•	The terms of the Class III directors, Mr. Charles Carinalli and Mr. W. Michael West, expire at the 2007 annual meeting.

At the annual meeting of stockholders on July 30, 2007, the stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2007 by the following number of votes: 90,515,749 for; 929,125 against; 54,095 abstaining; 0 withheld; and 0 broker non-votes.

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

November 9, 2007