Form 10-Q
period 2007-12-30
EXTREME NETWORKS INC
filed 2008-02-13
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2007

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

January 27, 2008 was 115,929,510.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED December 30, 2007

Part I. Financial Information

Item 1.	Financial Statements

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 30, 2007 (unaudited)	July 1, 2007 (1)
ASSETS
Current assets:
Cash and cash equivalents	$46,042	$71,573
Short-term investments	113,575	91,599
Accounts receivable, net	30,042	23,066
Inventories, net	22,287	25,261
Deferred income taxes	979	1,118
Prepaid expenses and other current assets, net	12,720	13,339

Total current assets	225,645	225,956
Property and equipment, net	41,524	43,156
Marketable securities	66,705	52,683
Other assets, net	15,936	20,102

Total assets	$349,810	$341,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,377	$21,303
Accrued compensation and benefits	18,083	14,841
Restructuring liabilities	2,722	5,532
Accrued warranty	6,708	7,182
Deferred revenue	33,564	32,160
Other accrued liabilities	22,833	23,263

Total current liabilities	100,287	104,281

Restructuring liabilities, less current portion	7,083	8,456
Deferred revenue, less current portion	10,088	10,286
Deferred income taxes	309	688
Other long-term liabilities	1,751	1,961

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock and capital in excess of par value	939,694	934,540
Treasury stock	(48,303)	(48,303)
Accumulated other comprehensive income	1,716	572
Accumulated deficit	(662,815)	(670,584)

Total stockholders’ equity	230,292	216,225

Total liabilities and stockholders’ equity	$349,810	$341,897

(1)	Consolidated balance sheet at July 1, 2007 has been derived from audited financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Net revenues:
Product	$77,427	$71,074	$151,572	$139,056
Service	15,103	15,779	29,920	31,560

Total net revenues	92,530	86,853	181,492	170,616

Cost of revenues:
Product	31,039	31,968	62,295	63,767
Service	8,511	8,409	17,121	17,222

Total cost of revenues	39,550	40,377	79,416	80,989

Gross profit:
Product	46,388	39,106	89,277	75,289
Service	6,592	7,370	12,799	14,338

Total gross profit	52,980	46,476	102,076	89,627

Operating expenses:
Sales and marketing	25,050	25,829	49,588	51,272
Research and development	17,154	15,602	33,645	31,376
General and administrative	8,592	8,790	15,115	16,395
Restructuring charge (reversal)	—	(231)	—	1,303

Total operating expenses	50,796	49,990	98,348	100,346

Operating income (loss)	2,184	(3,514)	3,728	(10,719)
Other income, net	2,590	2,227	5,101	5,291

Income (loss) before income taxes	4,774	(1,287)	8,829	(5,428)
Provision for income taxes	638	573	1,060	1,359

Net Income (loss)	$4,136	$(1,860)	$7,769	$(6,787)

Basic and diluted net income (loss) per share:
Net income (loss) per share - basic	$0.04	$(0.02)	$0.07	$(0.06)
Net income (loss) per share - diluted	$0.04	$(0.02)	$0.07	$(0.06)
Shares used in per share calculation - basic	114,530	113,644	114,217	114,649
Shares used in per share calculation - diluted	115,725	113,644	115,498	114,649

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	December 30, 2007	December 31, 2006
Cash flows from operating activities:
Net income (loss)	$7,769	$(6,787)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,707	4,268
Provision for doubtful accounts	265	2
Provision for excess and obsolete inventory	1,324	2,144
Deferred income taxes	(240)	75
Amortization of warrant	1,349	2,024
Restructuring charge	—	1,303
(Loss) gain on disposal of assets	(7)	5
Stock-based compensation	2,429	3,658
Changes in operating assets and liabilities, net
Accounts receivable	(7,242)	(2,629)
Inventories	1,641	(6,042)
Prepaid expenses and other assets	3,436	(5,481)
Accounts payable	(4,925)	(3,400)
Accrued compensation and benefits	3,241	465
Restructuring liabilities	(4,182)	(3,523)
Accrued warranty	(474)	(36)
Deferred revenue	1,207	(1,619)
Other accrued liabilities	(27)	1,893

Net cash provided by (used in) operating activities	9,271	(13,680)

Cash flows (used in) provided by investing activities:
Capital expenditures	(2,068)	(2,795)
Purchases of investments	(171,393)	(95,059)
Proceeds from maturities of investments and marketable securities	76,247	128,061
Proceeds from sales of investments and marketable securities	59,679	169,542

Net cash (used in) provided by investing activities	(37,535)	199,749

Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock, net of repurchases	2,733	602
Repurchase of common stock	—	(14,602)
Principal payment on convertible debt		(200,000)

Net cash provided by (used in) financing activities	2,733	(214,000)

Net (decrease) in cash and cash equivalents	(25,531)	(27,931)
Cash and cash equivalents at beginning of period	71,573	92,598

Cash and cash equivalents at end of period	$46,042	$64,667

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at December 30, 2007. The results of operations for the second quarter of fiscal 2008 are not necessarily indicative of the results that may be expected for fiscal 2008 or any future periods.

Revenue Recognition

We derive the majority of our revenue from sales of our modular and stackable networking equipment, with the remaining revenue generated from service fees relating to the service contracts and training on our products. We generally recognize product revenue from our value-added resellers and end-users at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis over the contractual service period. Service contracts typically range from one to five years. When sales arrangements contain multiple deliverables, such as hardware, service contracts and other services, we determine whether the deliverables represent separate units of accounting and then allocate revenue to the delivered deliverables using the residual method. We recognize revenue for each unit of accounting when the revenue recognition criteria for each unit of accounting are met. Shipping costs are included in cost of product revenues.

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

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost, determined on a first-in, first-out basis, or replacement cost. Inventories, which are net of write-downs for excess and obsolete inventory (which we determine primarily based on future demand forecasts) of $3.2 million at December 30, 2007 and $2.9 million at July 1, 2007, consist of (in thousands):

	December 30, 2007	July 1, 2007
Raw materials	$258	$—
Finished goods	22,029	25,261

Total	$22,287	$25,261

Sales to Distributors

We defer recognition of revenue on all sales to distributors until the distributor successfully resells the product, typically to an authorized reseller. Distributors regularly provide us their “sales-out” reports for this purpose. Until it is sold, inventory held by distributors is included in our reported finished goods inventory and was $3.5 million and $3.2 million at December 30, 2007 and July 1, 2007, respectively. The accounts receivable owed us by distributors, net of the deferred revenue from sales to distributors, is recorded in prepaid expenses and other current assets, as reflected in the following table (in thousands):

	December 30, 2007	July 1, 2007
Accounts receivable, net of allowance for doubtful accounts of $217 ($225 at July 1, 2007)	$22,682	$23,288
Deferred revenue	(15,277)	(15,203)

Net, included in Prepaid expenses and other current assets	$7,405	$8,085

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

We have determined that the requirements of FIN 45 apply to our standard product warranty liability. The following table summarizes the activity related to our product warranty liability during the six months ended December 30, 2007 and December 31, 2006, respectively (in thousands):

	Six Months Ended
	December 30, 2007	December 31, 2006
Balance beginning of period	$7,182	$7,027
New warranties issued	2,932	4,286
Warranty expenditures	(3,406)	(4,323)

Balance end of period	$6,708	$6,990

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

Deferred Support Revenue

We offer renewable support arrangements, including extended warranty contracts, to our customers that range generally from one to five years. The change in our deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Six Months Ended
	December 30, 2007	December 31, 2006
Balance beginning of period	$40,787	$41,722
New support arrangements	25,896	28,920
Recognition of support revenue	(27,211)	(28,773)

Balance end of period	39,472	41,869
Less current portion	29,384	31,018

Non-current deferred revenue	$10,088	$10,851

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

Share-based compensation recognized in the condensed consolidated financial statements by line item caption is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Cost of product revenue	$118	$201	$227	$398
Cost of service revenue	65	116	117	239
Sales and marketing	410	635	801	1,302
Research and development	398	564	716	1,122
General and administrative	412	292	568	597

Total share-based compensation expense	1,403	1,808	2,429	3,658
Share-based compensation cost capitalized in inventory	4	1	(8)	1

Total share-based compensation cost	$1,407	$1,809	$2,421	$3,659

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

For options granted after July 3, 2005, and valued in accordance with FAS 123R, we used the straight-line method for expense attribution, and we estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rate in the second quarter of fiscal 2008, based on our historical forfeiture experience, is approximately 9%.

	Stock Option Plans				Employee Stock Purchase Plan
	Three months ended		Six months ended		Three months ended		Six months ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Expected life	2.5 yrs	2.5 yrs	2.5 yrs	2.5 yrs	0.25 yrs	N/A	0.25 yrs	0.9 yrs
Risk-free interest rate	3.37%	4.69%	3.58%	4.88%	3.34%	N/A	3.78%	5.03%
Volatility	40%	47%	40%	50%	47%	N/A	43%	37%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	N/A	0.0%	0.0%

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

The weighted-average grant-date per share fair value of options granted in the second quarter of fiscal 2008 and fiscal 2007 were $1.19 and $1.31, respectively. The weighted-average estimated per share fair value of shares granted under our 1999 Employee Stock Purchase Plan in the second quarter of fiscal 2008 was $1.03. No shares were granted under the ESPP in the second quarter of fiscal 2007.

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

Line of Credit

We have a revolving line of credit for $10.0 million with a major lending institution. Borrowings under this line of credit bear interest at the bank’s prime rate. As of December 30, 2007, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of December 30, 2007, we had letters of credit totaling $0.7 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of December 30, 2007. The line of credit expires on January 24, 2008 and it is our intention to renew the line of credit upon expiration.

Purchase Commitments

We currently have arrangements with two contract manufacturers and other suppliers for the manufacture of our products. Our arrangements allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by us. We are obligated to the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with the forecast, unless we give notice of order cancellation outside of applicable component lead-times. As of December 30, 2007, we had non-cancelable commitments to purchase approximately $25.4 million of such inventory during the third quarter of fiscal 2008.

Legal Proceedings

Government Inquiries Relating to Historical Stock Option Practices

On June 27, 2006, the Company received an informal inquiry letter from the Staff of the SEC Enforcement Division requesting that the Company voluntarily provide documents related to its policies, practices and procedures for granting stock options for the period since its initial public offering on April 9, 1999 (“IPO”). The Company responded to the request and intends to cooperate fully with the SEC inquiry.

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

Shareholder Litigation Relating to Historical Stock Option Practices

On April 25, 2007, an individual identifying herself as a shareholder of the Company filed a derivative action in the United States District Court for the Northern District of California purporting to assert claims on behalf of and in the name of the Company against various of our current and former directors and officers relating to our historical stock option granting and related accounting practices. Two similar derivative actions were filed thereafter in the same court by other individuals. The three cases were consolidated by order of the court on August 2, 2007 and an amended consolidated complaint was filed on October 11, 2007. The amended consolidated complaint alleges that the individual defendants breached their fiduciary duties and other obligations to the Company and violated state and federal securities laws in connection with our historical stock option granting process in connection with options granted from 1999 to 2002 and our accounting for past stock options. The plaintiff has asserted claims for violations of Sections 10(b) (including Rule 10b-5 thereunder), 14(a), and 20(a) of the Securities Exchange Act of 1934, unjust enrichment, breach of fiduciary duty and aiding and abetting such breach, abuse of control, constructive fraud, waste, rescission, insider selling and a claim for an accounting of all stock option grants made to the named defendants. The Company is named as a nominal defendant in these actions. On behalf of the Company, the plaintiff seeks unspecified monetary and other relief against the individual defendants who are Gordon L. Stitt, Herb Schneider, Stephen Haddock, Alexander J. Gray, Frank C. Carlucci, William R. Slakey, Charles Carinalli, Harry Silverglide, Michael West, Kenneth Levy, Robert L. Corey, Peter Wolken, Vito Palermo, Harold Covert, Darrell Scherbarth, Christopher, N. Todd, June Hull, Allan Miller, Promod Haque, Lawrence Orr, Steven Fukuda, Bassam Halabi, Michael Palu, and Alicia Moore. The Company, as nominal defendant, has asked the Court to dismiss the case on the ground that the plaintiff lacks standing to bring a derivative action. Discovery has not yet commenced and the individual defendants are not yet required to respond to the amended consolidated complaint. We cannot at this time predict whether this matter will result in any material recovery by or expense to the Company.

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

Other Legal Matters

On February 7, 2008, Network-1 Security Solutions filed suit against Extreme Networks, Cisco Systems, Inc., Cisco-Linksys, L.L.C., Adtran, Inc., Enterasys Networks Inc., Foundry Networks Inc., Netgear, Inc. and 3Com Corporation in the United States District Court for the Eastern District of Texas, Civil Action No. 6:08c30. The complaint alleges infringement of U.S. Patent No. 6,218,930 and seeks damages and treble damages, an injunction preventing defendants from infringement, inducement of infringement and contributory infringement, and attorneys fees, costs and interest. We have not yet been served with the complaint, and cannot at this time predict whether this matter will result in any material expense to the Company.

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

4. Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Net income (loss)	$4,136	$(1,860)	$7,769	$(6,787)
Other comprehensive income:
Change in unrealized gain on investments:
Net unrealized gain on investments	158	428	528	1,528

Net unrealized gain on investments	158	428	528	1,528
Net unrealized loss on derivatives	(1)	(28)	(1)	(29)
Foreign currency translation adjustments	87	219	617	297

Total comprehensive income (loss)	$4,380	$(1,241)	$8,913	$(4,991)

5. Income Taxes

We recorded an income tax provision of $0.6 million for both second quarters of fiscal 2008 and fiscal 2007. The income tax provisions for the three months ended December 30, 2007 consisted of US Alternative Minimum tax, taxes on the foreign income and U.S. state income taxes. The income tax provisions for the three months ended December 31, 2006 consisted of taxes on the foreign income and U.S. state income taxes.

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

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Condensed Consolidated Statement of Operations and totaled approximately $46,000 for the quarter ended December 30, 2007. Accrued interest and penalties were approximately $240,099 and $329,000 as of July 1, 2007 and December 30, 2007, respectively.

In general, our income tax returns are subject to examination by U.S. federal, state and local tax authorities for tax years 2004 forward. Our Netherland subsidiary’s income tax returns have been properly prepared and filed with the Netherland tax authorities for all the years up through and including 2005/2006 and are subject to examination for tax years 2003 forward.

The income tax provisions for the three months ended December 30, 2007 was comprised of US minimum tax, taxes on foreign income and U.S. state income taxes. Taxes during the three months ended December 31, 2006 are primarily related to foreign taxes on income earned by our foreign operations and U.S. state income taxes.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Net income (loss)	$4,136	$(1,860)	$7,769	$(6,787)

Weighted-average shares used in per share calculation — basic	114,530	113,644	114,217	114,649
Incremental shares using the treasury stock method	1,195	—	1,281	—

Weighted-average shares used in per share calculation — diluted	115,725	113,644	115,498	114,649

Net income (loss) per share — basic	$0.04	$(0.02)	$0.07	$(0.06)

Net income (loss) per share — diluted	$0.04	$(0.02)	$0.07	$(0.06)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be antidilutive for the periods (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Stock options outstanding:
In-the-money options	—	640	—	541
Out-of-the-money options	19,738	21,398	19,106	21,309
Warrants	—	857	—	857
Convertible subordinated notes	—	—	—	9,542

Total potential shares of common stock excluded from the computation of earnings per share	19,738	22,895	19,106	32,249

Weighted stock options outstanding representing common stock equivalents under the treasury method with an exercise price lower than the Company’s average stock price for the periods presented (“In-the-money options”) are excluded from the calculation of diluted net loss per share in the three and six months ended December 31, 2006 since the effect would have been anti-dilutive due to the net loss.

Weighted stock options outstanding with an exercise price higher than the Company’s average stock price for the periods presented (“Out-of-the-money options”) are excluded from the calculation of diluted net income (loss) per share since the effect would have been anti-dilutive under the treasury stock method.

The computation of diluted loss per share for the three and six months ended December 31, 2006 excludes the impact of certain warrants since the effect would have been anti-dilutive under the treasury stock method due to the net loss.

The computation of diluted earnings (loss) per share for the first six months of fiscal 2007 excludes the impact of the conversion of the convertible subordinated notes, which are convertible into approximately 9.5 million shares of common stock, as the impact of adding back to income the after tax interest expense associated with the convertible subordinated notes, and including the impact of the common shares to be issued, would be anti-dilutive in the period presented. The convertible subordinated notes matured and were paid off on December 1, 2006.

7. Restructuring Liabilities

As of December 30, 2007, restructuring liabilities were $9.8 million and consisted of obligations under excess facility operating leases, net of projected future sublease receipts and severance costs associated with a small reduction in force in the fourth quarter of fiscal 2007 impacting several functional areas. During fiscal 2007 and 2006, we recorded restructuring charges of $4.0 million and $3.3 million, respectively. The charges in fiscal 2007 included $1.1 million in the first through third quarter to rationalize our sales force in Japan, and $2.9 million in the fourth quarter to reduce headcount across several functional areas, terminate certain redundant contracts, and to exit an excess facility. The charge in fiscal 2006 was for an excess facilities charge and represented an increase to the charge initially recognized during the third quarter of fiscal 2002. The commercial real estate market continued to deteriorate in fiscal 2006 and we were not able to find suitable tenants to sublease these facilities necessitating an additional charge due to lower projected sublease receipts. At several of the facilities, we have not yet been able to find suitable tenants to sublease the facilities and the commercial real estate market in these areas continues to be weak. The lower projected sublease income necessitated an increase in the liability to take into consideration the unfavorable difference between lease obligation payments and projected sublease receipts. The actual costs could differ from our estimates, and additional adjustments to the restructuring liability could be recorded if we are able to negotiate reasonable termination fees on certain facilities, if facility sub-lease rental rates change, or if other estimates and assumptions change.

Activity with respect to restructuring liabilities is as follows (in thousands):

	Excess Facilities	Asset Impairment	Contract Termination	Severance	Total
Balance at July 1, 2007	$11,395	83	1,098	1,411	$13,987
Write-Off	—	(83)	—	—	(83)
Cash Payments	(1,668)		(1,098)	(1,333)	(4,099)

Balance at December 30, 2007	9,727	—	—	78	9,805
Less: current portion	2,644			78	2,722

Restructuring liabilities at December 30, 2007, less current portion	$7,083	—	—	—	$7,083

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We develop and sell a family of modular and stackable network infrastructure equipment and offer related service contracts for extended warranty and maintenance agreements. Substantially all of our revenue is derived from the sale of our networking equipment and the related service contracts. We believe that understanding the following key developments is helpful to an understanding of our operating results for the second quarter of fiscal 2008.

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

Results of Operations

Our operations and financial performance have been affected by the economic factors described above, and during the second quarter of fiscal 2008, we experienced the following results:

•	Net revenues of $92.5 million, an increase of 7% from the year ago quarter net revenues of $86.9 million.

•	Total gross margin of 57.3% of net revenues, an increase from 53.5% in the year ago quarter.

•	Net income of $4.1 million, an increase from a net loss of $1.9 million in the year ago quarter.

•

Cash flow from operating activities was $9.3 million in the first six months ended December 30, 2007. Cash and cash equivalents, short-term investments and marketable securities increased by $10.4 million in the first six months ended December 30, 2007 to $226.3 million.

Net Revenues

The following table presents net product and service revenues for the three- and six-months period of December 30, 2007 and December 31, 2006, respectively (dollars in thousands):

	Three months ended December 30, 2007		Three months ended December 31, 2006		Six months ended December 30, 2007		Six months ended December 31, 2006
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net Revenues:
Product	$77,427	83.7%	$71,074	81.8%	$151,572	83.5%	$139,056	81.5%
Service	15,103	16.3%	15,779	18.2%	29,920	16.5%	31,560	18.5%

Total net revenues	$92,530	100.0%	$86,853	100.0%	$181,492	100.0%	$170,616	100.0%

Net revenues were $92.5 million in the second quarter of fiscal 2008 and $86.9 million in the year ago quarter, representing an increase of 7% in the second quarter of fiscal 2008 from the year ago quarter. Net revenues were $181.5 million in the six month period ended December 30, 2007 and $170.6 million in the six month period ended December 31, 2006, representing an increase of 6%.

Product revenue increased to $77.4 million for the second quarter of fiscal 2008 from $71.1 million for the year ago quarter, an increase of $6.3 million, or 9%. The increase was primarily due to increased customer demand for our stackable products. Product revenue was $151.6 million in the six month period of fiscal 2008 compared to $139.1 million in the six-month period of fiscal 2007, an increase of 9%. The increase was primarily due to increased customer demand of new products.

Service revenue decreased to $15.1 million for the second quarter of fiscal 2008 from $15.8 million for the year ago quarter, a decrease of $0.7 million, or 4%. Service revenue decreased to $29.9 million for the six month period ended December 30, 2007 from $31.6 million for the six month period ended December 31, 2006, a decrease of $1.7 million or 5%. The decrease in service revenue in both the second quarter and six month periods of fiscal 2008 as compared to fiscal 2007 was primarily due to the completion of maintenance contracts amortized over five years.

The following table presents the total net revenue geographically for the three- and six-month periods ended December 30, 2007 and December 31, 2006 (dollars in thousands):

	Three months ended December 30, 2007		Three months ended December 31, 2006		Six months ended December 30, 2007		Six months ended December 31, 2006
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net Revenues:
United States	$40,413	43.7%	$31,522	36.3%	$81,113	44.7%	$65,763	38.5%
Europe, Middle East and Africa	35,652	38.5%	36,353	41.8%	66,565	36.7%	69,191	40.6%
Asia	16,334	17.7%	17,960	20.7%	32,813	18.0%	33,584	19.7%
Other	131	0.1%	1,018	1.2%	1,001	0.6%	2,078	1.2%

Total net revenues	$92,530	100.0%	$86,853	100.0%	$181,492	100.0%	$170,616	100.0%

We operate in four geographic regions: United States; EMEA, which includes Europe, Middle East, Africa and South America; Asia, which includes Asia Pacific and Japan; and Other, which includes Canada and Central America. Beginning in fiscal 2008, we have started to disclose Asia Pacific, including Japan, on an aggregate basis which is a result of how the business is managed.

Revenue in the United States was $40.4 million in the three month period ending December 30, 2007, compared to $31.5 million in the year ago quarter, an increase of $8.9 million or 28%. Revenue in the United States was $81.1 million in the six month period ending December 30, 2007, as compared to $65.8 million in the six month period ending December 31, 2006 an increase of $15.3 million or 23%. The increase was primarily due to increased customer demand for our newer products and a few larger transactions for both the year ago quarter and the six month period.

Revenue in EMEA was $35.7 million in the three month period ending December 30, 2007, compared to $36.4 million in the year ago quarter, a decrease of $0.7 million or 2%. The decrease was due to slight declines in product revenue of $0.5 million and service revenue of $0.2 million. Revenue in EMEA was $66.6 million in the six month period ending December 30, 2007, as compared to $69.2 million in the six month period ending December 31, 2006, a decrease of $2.6 million or 4%. The decrease was due to declines in product revenue of $2.0 million and service revenue of $0.6 million.

Revenue in Asia was $16.3 million in the second quarter of fiscal 2008, a decrease of $1.7 million or 9%, as compared to $18.0 million in the year ago quarter. The decrease was primarily due to lower product demand, which contributed 82% of the decrease, and a slight decrease in service revenue, which contributed 18% of the decrease. Revenue in Asia was $32.8 million for the six months ended December 30, 2007, a slight decrease of $0.8 million or 2%, as compared to $33.6 million for the six months ended December 31, 2006. The decrease was primarily due to the decline in service revenue resulting from the expiration of long term maintenance contracts.

We expect export sales will continue to represent a significant portion of net revenue, although export sales may fluctuate as a percentage of net revenue. Substantially all sales transactions are denominated in United States dollars.

We rely upon multiple channels of distribution, including two-tiered distribution in which large distributors purchase our product and make it available to resellers. Revenue through the distributor channel as a percentage of total product revenue was 47% and 46% in the second quarter of fiscal 2008 and the second quarter of fiscal 2007, respectively. Revenue through the distributor channel as a percentage of total product revenue was 45% in the first six months of fiscal 2008 and 44% in the first six months of fiscal 2007. The level of sales to any one customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. One distributor, Tech Data, accounted for greater than 10% of our net revenue for the first six months of fiscal 2008 and 2007.

Cost of Revenues and Gross Margin

The following table presents the gross margin on product and service revenues and the gross margin percentage of product and service revenues for the three- and six-month periods ended December 30, 2007 and December 31, 2006 (dollars in thousands):

	Three months ended December 30, 2007		Three months ended December 31, 2006		Six months ended December 30, 2007		Six months ended December 31, 2006
	$	Gross Margin %	$	Gross Margin %	$	Gross Margin %	$	Gross Margin %
Gross margin:
Product	$46,388	60.0%	$39,106	55.0%	$89,276	58.9%	$75,289	54.1%
Service	6,592	43.6%	7,370	46.7%	12,799	42.8%	14,338	45.4%

Total gross margin	$52,980	57.3%	$46,476	53.5%	$102,075	56.2%	$89,627	52.5%

Gross margin was $53.0 million or 57.3% of revenue in the second quarter of fiscal 2008 and $46.5 million or 53.5% of revenue in the year ago quarter. Gross margin was $102.1 million or 56.2% of revenue in the first six months of fiscal 2008 compared to $89.6 million or 52.5% of revenue in the first six months of fiscal 2007. The increase in gross margin in both the three- and six-months periods of fiscal 2008 as compared to the three- and six-months periods of fiscal 2007 was primarily driven by increased product gross margin, offset by decreased service margin.

Cost of product revenue includes costs of raw materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans and document control. Product gross margin in the second quarter of fiscal 2008 was $46.4 million, representing 60% of product revenues, an increase of $7.3 million or 5% as a percentage of product revenue, as compared to $39.1 million in the year ago quarter, or 55% of product revenue. The increase was due to increased product volume, the mix of new higher margin products, and a reduction in excess and obsolete inventory. Product gross margin in the six months ended December 30, 2007 was $89.3 million, representing 58.9% of product revenues, an increase of $14.0 million or 4.8% as a percentage of product revenue, as compared to $75.3 million in the six months ended December 31, 2006, or 54.1% of product revenues. The increase was primarily due to increased product volume, lower per-unit product costs due to a shift in product mix and lower warranty costs due to an improvement in quality.

Cost of product revenue in all periods includes the cost of our manufacturing overhead. We outsource substantially all of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering and document control at our facility in Santa Clara, California. Accordingly, a significant portion of our cost of product revenue consists of payments to our contract manufacturer, Flextronics International, Ltd. located in San Jose, California, and Guadalajara, Mexico, and to our original design manufacturer, Alpha Networks, Inc located in Hsinchu, Taiwan, Republic of China (“R.O.C.”) and Dongguan City, China.

Our cost of service consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross margin in the second quarter of fiscal 2008 was $6.6 million, representing 43.6% of service revenues, a decrease of $0.8 million or 3.1% as a percentage of service revenue, as compared to $7.4 million in the year ago quarter, or 46.7% of service revenue. The decrease was primarily due to lower maintenance revenue and increased investment in training and support programs. Service gross margin in the six months of fiscal 2008 was $12.8 million, representing 42.8% of service revenue, a decrease of $1.5 million or 2.6% as a percentage of service revenue, as compared to $14.3 million in the same six month period of fiscal 2007, or 45.4% of service revenue. The decrease was primarily due to decreased service revenue resulting from the completion of maintenance contracts amortized over five years and our transition from mandatory to elective support renewals.

Share-based Compensation Costs

Share-based compensation expense recognized in the financial statements by line item caption is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Cost of product revenue	$118	$201	$227	$398
Cost of service revenue	65	116	117	239
Sales and marketing	410	635	801	1,302
Research and development	398	564	716	1,122
General and administrative	412	292	568	597

Total share-based compensation expense	1,403	1,808	2,429	3,658
Share-based compensation cost capitalized in inventory	4	1	(8)	1

Total share-based compensation cost	$1,407	$1,809	$2,421	$3,659

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

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses slightly decreased to $25.0 million for the second quarter of fiscal 2008 from $25.8 million for the year ago quarter, a decrease of $0.8 million, or 3%. This decrease was primarily due to lower salaries and benefits expenses of $0.3 million as a result of decreased headcount from 314 employees at December 31, 2006 compared to 291 employees at December 31, 2007, and lower travel and general expenses of $0.5 million. Sales and marketing expenses were $49.6 million for the first six months of fiscal 2008 compared to $51.3 million for the first six months of fiscal 2007, a decrease of $1.7 million or 3%. The decrease is due to lower share-based compensation expense of $0.5 million, recruiting expense of $0.4 million, general and marketing expenses of $0.9 million, offset by an increase in commission expense of $0.4 million due to higher revenues. The level of our sales and marketing spending in the future, in dollars and as a percentage of net revenues will depend on many factors, including the rate at which we expand our sales force and the rate at which our net revenues change.

Research and Development Expenses

Research and development expenses consist principally of salaries and related personnel expenses and engineering project costs which are primarily consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses increased to $17.2 million for the second quarter of fiscal 2008 from $15.6 million for the year ago quarter. The increase of $1.6 million or 10% was due to increased engineering project expenses of $1.5 million. Research and development expenses increased to $33.6 million for the first six months of fiscal 2008 from $31.4 million for the first six months of fiscal 2007, an increase of $2.3 million or 7%. The increase was due to increased engineering project expenses of $2.8 million, offset by a reduction of $0.5 million in warrant amortization costs. We expense all research and development costs as incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, legal fees, professional fees and other general corporate expenses. General and administrative expenses decreased to $8.6 million for the second quarter of fiscal 2008 from $8.8 million for the year ago quarter, a decrease of $0.2 million, or 2%. This decrease was primarily due to a reduction in stock option investigation costs of $2.8 million incurred in fiscal 2007, offset by increases in the second quarter fiscal 2008 salaries and benefits of $0.3 million, legal fees of $1.7 million to defend our intellectual property, share-based compensation expenses of $0.1 million and professional fees of $0.2 million. General and administrative expenses decreased to $15.1 million for the first six months of fiscal 2008 from $16.4 million for the first six months of fiscal 2007, a decrease of $1.3 million or 8%. This decrease was primarily due to a reduction in stock option investigation costs of $2.7 million, offset by increases in legal expenses of $0.9 million and salary and benefit expenses of $0.4 million. We expect legal fees to vary from quarter to quarter with significant expenditures in certain quarters.

Headcount for the general and administrative department was 97 employees at December 30, 2007 compared to 102 employees at December 31, 2006. Although headcount decreased from December 31, 2006 to December 30, 2007, salaries and benefits increased $0.3 million and $0.4 million for the three- and six-month periods ended December 31, 2006 as compared to the three- and six-month periods ended December 30, 2007, respectively. The increase was primarily due to higher bonuses, focal increases and a richer mix of employees.

Restructuring Charge

During the first quarter of fiscal 2007, we recorded a restructuring charge of $1.5 million for our Japan operations, $1.3 million of which represented severance charges and $0.2 million represented an excess facilities charge. The severance charges of $1.3 million related to a reduction in our staff in Japan during the first quarter of fiscal 2007. We did not have any restructuring charge in the six-month period ended December 30, 2007.

Other Income, Net

Other income, net increased to $2.6 million for the second quarter of fiscal 2008 from $2.2 million for the year ago quarter, an increase of $0.4 million, or 16%. Other income, net in fiscal 2008 is composed of interest on investments and foreign currency gains and losses. Other income, net in fiscal 2007 is composed of interest on investments, interest expense and amortization costs related to our convertible debentures, and foreign currency gains and losses. Our $200 million convertible debentures matured and were paid off on December 1, 2006. The increase in other income, net in the second quarter of fiscal 2008 as compared to a year ago quarter is related to decreases in interest expense of $1.2 million and amortization costs of $0.3 million due to the retirement of our convertible debentures in the second quarter of fiscal 2007; offset by a decrease in interest income of $1.1 as a result of lower cash and investments primarily attributable to the convertible debenture retirement. Other income, net was $5.1 million for the first six months of fiscal 2008 compared to $5.3 million in the first six months of fiscal 2007, a decrease of $0.2 million or 4%. This decrease is primarily attributed to a decrease in interest income of $3.0 million, offset by a decrease in interest expense of $2.9 million.

Provision for Income Taxes

The provisions for income taxes of $0.6 million for both second quarters of fiscal 2008 and fiscal 2007 were recorded for estimated taxes due on income generated in certain state and foreign tax jurisdictions. The income tax provisions for the three months ended December 30, 2007 were comprised of US Alternative Minimum Tax, taxes on foreign income and U.S. state income taxes. Taxes during the three months ended December 31, 2006 are primarily related to foreign taxes on income earned by our foreign operations and U.S. state income taxes. The provision for income taxes was $1.1 million for the six month period ended December 30, 2007 and $1.4 million for the six month period ended December 31, 2006.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements included in our Form 10-K for the year ended July 1, 2007. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three- and six-month periods ended December 30, 2007 compared to those discussed in our Annual Report of Form 10-K for the year ended July 1, 2007.

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

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities increased to $226.3 million at December 30, 2007 from $215.9 million at July 1, 2007, an increase of $10.4 million. This increase was primarily due to cash generated from operations of $9.3 million and cash from employee stock option exercises of $2.7 million, offset by capital expenditures of $2.1 million.

We generated $9.3 million in cash from operations in the first six month period of fiscal 2008. Net income was $7.8 million and included significant non-cash charges including depreciation of $3.7 million, $2.4 million in share-based compensation expense, and warrant amortization expense of $1.3 million. Accounts receivable, net, increased to $30.0 million at December 30, 2007 from $23.1 million at July 1, 2007. Days sales outstanding (“DSO”) in receivables was 29 days at December 30, 2007 and 24 days at July 1, 2007. Net inventory levels decreased to $22.3 million at December 30, 2007 from $25.3 million at July 1, 2007. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence because of declining demand, rapidly changing technology and customer requirements. Deferred revenue increased to $43.7 million at December 30, 2007 from $42.4 million at July 1, 2007. This increase was due primarily to an increase in deferred product revenue.

We have a revolving line of credit for $10.0 million with a major lending institution. As of December 30, 2007, there were no outstanding borrowings under this facility. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of December 30, 2007, we had letters of credit totaling $0.7 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of December 30, 2007.

The following summarizes our contractual obligations (including interest payments) at December 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	After Five Years
Contractual Obligations:
Non-cancelable inventory
Purchase commitments	$25,440	$25,440	—	—	—
Non-cancelable operating lease obligations	16,193	5,937	$8,320	$1,936	—
Other non-cancelable purchase commitments	6,278	1,768	3,760	750	—

Total contractual cash obligations	$47,911	$33,145	$12,080	$2,686	$—

We did not have any material commitments for capital expenditures as of December 30, 2007. Other non-cancelable purchase commitments represent manufacturing and technology agreements. We did not have any off-balance sheet arrangements as of December 30, 2007.

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

We cannot predict the outcome of any government inquiry or the pending shareholder derivative lawsuits, and we may face future government actions, shareholder lawsuits and other legal proceedings related to our historical stock option practices. All of these events have required us, and may continue to require us, to expend significant management time and to incur significant accounting, legal, and other expenses. This has and could continue to divert attention and resources from the operation of our business and adversely affects our financial condition and results of operations.

Any government inquiry relating to our historical stock option practices may be time consuming and expensive and could result in injunctions, fines and penalties that may have a material adverse effect on our financial condition and results of operations.

The SEC issued an informal request to us for information relating to our historical stock option grant practices. We have responded to the SEC’s inquiry and will respond to inquiries from other government authorities if made. The SEC and/or other government authorities may conduct a formal investigation into our historical stock option grant practices. The period of time necessary to resolve any such inquiry is uncertain, and we cannot predict the outcome of any such inquiry or whether we will face additional government inquiries, investigations or other actions related to our historical stock option practices, or otherwise. These matters may likely require us to continue to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which may have a material adverse effect on our financial condition, results of operations and cash flow. A formal investigation by the SEC and/or other government authorities could adversely affect our business, results of operations, financial position and cash flows.

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

We Cannot Assure You That We Will Be Profitable in the Future.

Although we reported profits in the first and second quarters of fiscal 2008, we reported losses for fiscal 2007, 2004, 2003, 2002 and 2001 and our revenue declined in fiscal 2007. In addition, while we have reported profits in both fiscal 2006 and 2005, we were not profitable in each quarter during those years. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will continue to need to rationalize expense levels and increase revenue levels to achieve profitability in future fiscal periods.

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

Our Future Success Will Depend in Part Upon Increasing Our Revenue in the U.S. Market.

Revenues in the U.S. increased 28% in second quarter fiscal 2008 from second quarter fiscal 2007, but decreased 5.8% in fiscal 2007 from fiscal 2006 and 12.7% in fiscal 2006 from fiscal 2005. We believe a number of factors have contributed to the decline in our revenues in the U.S., including turnover in our sales and marketing personnel, intense competition, as well as the timing of customer purchase decisions. Our success will depend upon increasing our revenue in the United States and we may need to identify new strategies or markets to increase revenue. We are initiating a number of programs to improve retention of our sales personnel and to compete more effectively in the U.S. market. If these efforts are not successful, our ability to sustain and grow our revenue and to achieve increased profitability would be adversely affected.

We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Grow Our International Sales Depends on Successfully Expanding Our International Operations.

International sales constitute a significant portion of our net revenues. Our ability to grow will depend in part on the expansion of international sales. Sales to customers outside of the United States accounted for approximately 56.3% of net revenues in second quarter fiscal 2008, compared to 63.7% in the second quarter fiscal 2007. In addition, sales to customers outside of the United States accounted for approximately 60%, 59% and 56% of our net revenues for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

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

Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment.

As of December 30, 2007, no customer accounted for more than 10% of our accounts receivable balance. Some of our customers are likely to experience serious cash flow problems and, as a result, may find it difficult to obtain financing, if financing is available at all. If our customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment of, the amounts that they owe us.

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

To date, a limited number of resellers, distributors and other customers have accounted for a significant portion of our revenue. One distributor, Tech Data, accounted for greater than 10% of our net revenue in first and second quarters of fiscal 2008 and in fiscal 2007, 2006 and 2005. In addition, while no other distributor or customer has accounted for 10% or more of revenue in the recent fiscal years, sales to several distributors represent a high percentage of our sales. If any of our large customers stop or delay purchases, our revenue and profitability would be adversely affected.

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

In addition, the EU also adopted Directive 2002/95/EC on Restriction on the Certain Hazardous Substances in Electrical and Electronic Equipment (the “RoHS Directive”). The RoHS Directive bans in the EU the use of certain hazardous materials in electrical and electronic equipment. The RoHS Directive went into effect on July 1, 2006, the date by which each EU-member country was required to adopt legislation implementing the RoHS Directive in that country. Certain EU-member countries where we import products have adopted such implementing legislation effective July 1, 2006, while other EU-member countries have either not yet adopted implementing legislation or have not yet adopted rules under their implementing legislation. The manner of implementation of the RoHS Directive in each EU country will likely vary, and we will face challenges complying with the differing implementation of the RoHS Directive in each country. Failure to comply with the regulatory requirements in one jurisdiction may adversely impact our ability to do business in that jurisdiction as well as others. We have incurred higher manufacturing costs and increased our European service spare parts inventory by approximately $5.1 million as of July 2, 2006 as a result of complying with the RoHS Directive. During fiscal 2007, we did not increase our European service spare parts inventory further as a result of complying with the RoHS Directive. As of December 30, 2007, we were fully compliant with the RoHS Directive. Similar legislation has been or could be enacted in other countries outside the EU, the cumulative impact of which could similarly impact our financial condition or results of operations.

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

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents, short-term investments, marketable securities and long-term debt that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 30, 2007. This table does not include money market funds because those funds are generally not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
Included in cash and cash equivalents	$203			$203	$203
Weighted average interest rate	4.22%
Included in short-term investments	$82,250	$31,325		$113,575	$113,575
Weighted average interest rate	6.15%	4.99%
Included in marketable securities			$66,705	$66,705	$66,705
Weighted average interest rate			4.84%

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

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). At December 30, 2007, these forward foreign currency contracts had a notional principal amount and fair value of $5.8 million. These contracts have maturities of less than 60 days.

Additionally, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS 133. At December 30, 2007, we held foreign currency forward contracts with a notional principal amount and fair value of $10.5 million. These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction gains and losses from operations, including the impact of hedging, were a loss of $0.4 million in the second quarter of fiscal 2008 and a loss of $0.7 million for the first six months of fiscal 2008. Foreign currency transaction gains and losses from operations, including the impact of hedging, were a loss of $0.2 million in the second quarter of fiscal 2007 and a gain of $0.4 million for the first six months of fiscal 2007.

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

Shareholder Litigation Relating to Historical Stock Option Practices

On April 25, 2007, an individual identifying herself as a shareholder of the Company filed a derivative action in the United States District Court for the Northern District of California purporting to assert claims on behalf of and in the name of the Company against various of our current and former directors and officers relating to our historical stock option granting and related accounting practices Two similar derivative actions were filed thereafter in the same court by other individuals. The three cases were consolidated by order of the court on August 2, 2007 and an amended consolidated complaint was filed on October 11, 2007. The amended consolidated complaint alleges that the individual defendants breached their fiduciary duties and other obligations to the Company and violated state and federal securities laws in connection with our historical stock option granting process in connection with options granted from 1999 to 2002 and our accounting for past stock options. The plaintiff has asserted claims for violations of Sections 10(b) (including Rule 10b-5 thereunder), 14(a), and 20(a) of the Securities Exchange Act of 1934, unjust enrichment, breach of fiduciary duty and aiding and abetting such breach, abuse of control, constructive fraud, waste, rescission, insider selling and a claim for an accounting of all stock option grants made to the named defendants. The Company is named as a nominal defendant in these actions. On behalf of the Company, the plaintiff seeks unspecified monetary and other relief against the individual defendants, who are Gordon L. Stitt, Herb Schneider, Stephen Haddock, Alexander J. Gray, Frank C. Carlucci, William R. Slakey, Charles Carinalli, Harry Silverglide, Michael West, Kenneth Levy, Robert L. Corey, Peter Wolken, Vito Palermo, Harold Covert, Darrell Scherbarth, Christopher, N. Todd, June Hull, Allan Miller, Promod Haque, Lawrence Orr, Steven Fukuda, Bassam Halabi, Michael Palu, and Alicia Moore. The Company, as nominal defendant, has asked the Court to dismiss the case on the ground that the plaintiff lacks standing to bring a derivative action. Discovery has not yet commenced and the individual defendants are not yet required to respond to the amended consolidated complaint. We cannot at this time predict whether this matter will result in any material recovery by or expense to the Company.

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

Other Legal Matters

On February 7, 2008, Network-1 Security Solutions filed suit against Extreme Networks, Cisco Systems, Inc., Cisco-Linksys, L.L.C., Adtran, Inc., Enterasys Networks Inc., Foundry Networks Inc., Netgear, Inc. and 3Com Corporation in the United States District Court for the Eastern District of Texas, Civil Action No. 6:08c30. The complaint alleges infringement of U.S. Patent No. 6,218,930 and seeks damages and treble damages, an injunction preventing defendants from infringement, inducement of infringement and contributory infringement, and attorneys fees, costs and interest. We have not yet been served with the complaint, and cannot at this time predict whether this matter will result in any material expense to the Company.

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

The material changes to the risk factors from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended July 1, 2007 are as follows:

•

In the risk factor entitled “We Cannot Assure You That We Will Be Profitable in the Future,” we added the phrase “[a]lthough we reported profits in the first and second quarters of fiscal 2008” to the beginning of the first sentence of the paragraph.

•

In the risk factor entitled “Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment,” we modified the first sentence of the first paragraph such that it now reads in its entirety as follows: “As of December 30, 2007, no customer accounted for more than 10% of our accounts receivable balance.”

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

On January 18, 2008, Avaya, Inc. exercised a warrant to acquire shares of Extreme Networks common stock with respect to approximately 859,000 shares. The warrant was originally issued to Avaya on October 30, 2003 in connection with a strategic alliance to jointly develop and market converged communications solutions. In connection with this alliance, Extreme and Avaya executed a Joint Development Agreement and a distribution agreement under which Avaya is entitled to resell Extreme Networks products, and Extreme issued to Avaya a warrant with a ten-year expiration period to purchase up to 2,577,794 shares of Extreme Networks common stock at a price of $0.01 per share. The warrant was exercisable with respect to one third of such shares 90 days after the date of the agreements, and the remaining shares become exercisable based upon the completion of certain milestones by Avaya. Even if the milestones are not completed, however, the warrant will become fully exercisable for all shares 90 days prior to the expiration of the warrant. Avaya exercised the warrant with respect to approximately 859,000 of the shares subject to the warrant on March 17, 2004 and, approximately 859,000 of the shares subject to the warrant on August 8, 2005.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders

Extreme Networks held its annual meeting of stockholders on December 6, 2007 to:

•

Elect two Class III directors, Charles Carinalli and John C. Shoemaker, to hold office for a three-year term and until their successors are elected and qualified or until their earlier resignation or removal; and

•	Ratify the appointment of Ernst & Young LLP, independent registered public accounting firm, as our independent auditors for the fiscal year ending June 29, 2008.

At the annual meeting of stockholders on December 6, 2007, the director nominees were elected by the following number of votes:

	For	Votes Withheld	Votes Against	Abstaining	Broker Non Votes
Charles Carinalli	47,438,339	41,494,169	—	—	—
John C. Shoemaker	80,100,765	8,831,743	—	—	—

The terms of Messrs. Carinalli and Shoemaker will expire at the 2010 annual meeting of stockholders. The following directors’ terms of office continue as follows:

•	The terms of the Class I directors, Mr. Gordon Stitt, Mr. Mark Canepa and Mr. Kenneth Levy, expire at the 2008 annual meeting; and

•	The terms of Class II directors, Mr. Bob Corey and Mr. Harry Silverglide, expire at the 2009 annual meeting.

At the annual meeting of stockholders on December 6, 2007, the stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2008 by the following number of votes: 81,286,867 for; 7,567,404 against; 78,236 abstaining; 0 withheld; and 0 broker non-votes.

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

February 13, 2008