Form 10-Q
period 2008-03-30
EXTREME NETWORKS INC
filed 2008-05-12
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Small reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding at

May 1, 2008 was 116,302,693.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED March 30, 2008

Part I. Financial Information

Item 1.	Financial Statements

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 30, 2008	July 1, 2007

	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$71,886	$71,573
Short-term investments	48,092	91,599
Accounts receivable, net	27,629	23,066
Inventories	19,588	25,261
Deferred income taxes	400	1,118
Prepaid expenses and other current assets, net	10,340	13,339

Total current assets	177,935	225,956
Property and equipment, net	41,579	43,156
Marketable securities	111,077	52,683
Other assets	14,811	20,102

Total assets	$345,402	$341,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,793	$21,303
Accrued compensation and benefits	18,074	14,841
Restructuring liabilities	2,751	5,532
Accrued warranty	5,053	7,182
Deferred revenue	33,878	32,160
Other accrued liabilities	23,127	23,263

Total current liabilities	94,676	104,281

Restructuring liabilities, less current portion	6,410	8,456
Deferred revenue, less current portion	9,465	10,286
Deferred income taxes	390	688
Other long-term liabilities	1,169	1,961

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock and capital in excess of par value	941,521	934,540
Treasury stock	(48,303)	(48,303)
Accumulated other comprehensive income	3,049	572
Accumulated deficit	(662,975)	(670,584)

Total stockholders’ equity	233,292	216,225

Total liabilities and stockholders’ equity	$345,402	$341,897

(1)	The information in this column is derived from the Company’s consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended July 1, 2007.

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
Net revenues:
Product	$67,388	$69,578	$218,960	$208,634
Service	14,642	15,541	44,562	47,101

Total net revenues	82,030	85,119	263,522	255,735

Cost of revenues:
Product	27,126	29,132	89,421	92,899
Service	7,801	8,121	24,923	25,344

Total cost of revenues	34,927	37,253	114,344	118,243

Gross margin:
Product	40,262	40,446	129,539	115,735
Service	6,841	7,420	19,639	21,757

Total gross margin	47,103	47,866	149,178	137,492

Operating expenses:
Sales and marketing	25,232	24,886	74,820	76,158
Research and development	15,579	18,394	49,223	49,770
General and administrative	8,610	8,929	23,725	25,324
Restructuring charge (reversal)	—	(157)	—	1,146

Total operating expenses	49,421	52,052	147,768	152,398

Operating income (loss)	(2,318)	(4,186)	1,410	(14,906)
Other income, net	2,513	2,018	7,614	7,309

Income (loss) before income taxes	195	(2,168)	9,024	(7,597)
Provision for income taxes	355	195	1,415	1,554

Net income (loss)	$(160)	$(2,363)	$7,609	$(9,151)

Basic and diluted net income (loss) per share:
Net income (loss) per share - basic	$(0.00)	$(0.02)	$0.07	$(0.08)
Net income (loss) per share - diluted	$(0.00)	$(0.02)	$0.07	$(0.08)
Shares used in net income (loss) per share calculation - basic	115,629	113,585	114,688	114,294
Shares used in net income (loss) per share calculation - diluted	115,629	113,585	115,685	114,294

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 30,	April 1,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$7,609	$(9,151)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,616	6,231
Deferred income taxes	420	95
Amortization of warrant	1,349	3,036
Restructuring charge	—	1,146
Gain (loss) on disposal of assets	(7)	17
Stock-based compensation	3,732	4,983
Changes in operating assets and liabilities
Accounts receivable, net	(4,563)	2,523
Inventories	5,664	(2,943)
Prepaid expenses and other assets, net	6,940	(6,497)
Accounts payable	(9,508)	(969)
Accrued compensation and benefits	3,233	1,345
Restructuring liabilities	(4,826)	(5,589)
Accrued warranty	(2,130)	245
Deferred revenue	897	(2,399)
Other accrued liabilities	597	5,594

Net cash provided by (used in) operating activities	15,023	(2,333)

Cash flows provided by (used in) investing activities:
Capital expenditures	(4,032)	(3,755)
Purchases of investments	(250,504)	(144,070)
Proceeds from maturities of investments and marketable securities	93,625	186,232
Proceeds from sales of investments and marketable securities	142,944	169,956

Net cash provided by (used in) investing activities	(17,967)	208,363

Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock, net of repurchases	3,248	523
Proceeds from exercise of warrants	9	—
Repurchase of common stock	—	(14,602)
Principal payment on convertible debt	—	(200,000)

Net cash provided by (used in) financing activities	3,257	(214,079)

Net increase (decrease) in cash and cash equivalents	313	(8,049)
Cash and cash equivalents at beginning of period	71,573	92,598

Cash and cash equivalents at end of period	$71,886	$84,549

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Extreme Networks, Inc. (referred to as “Extreme Networks”, “the Company” and “we”, “us” and “our”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at July 1, 2007 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2007.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at March 30, 2008. The results of operations for the third quarter of fiscal 2008 are not necessarily indicative of the results that may be expected for fiscal 2008 or any future periods.

Cash and Cash Equivalents and Investments

We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Investments consist of available-for-sale investment-grade debt securities that we carry at fair value. Except for direct obligations of the United States of America (“U.S.”) government, securities issued by agencies of the U.S. government, and money market funds, we diversify our investments by limiting our holdings with any individual issuer.

We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the shareholders’ equity section of our balance sheets. We include realized gains and losses on our available-for-sale debt securities in other income, net in our statements of operations.

As of March 30, 2008, we held $40.8 million in auction rate securities (“ARS”), which we classify as investments. Our ARS are long-term debt instruments whose underlying assets are generally student loans, substantially all of which are guaranteed by the U.S. government. All of our ARS have credit ratings of AAA or Aaa, and none are mortgage-backed debt obligations. Historically, our ARS have been highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 7 to 28 days, to provide liquidity at par. However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008 when sell orders exceeded buy orders. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at contractually set rates (an average of 300 basis points higher than the interest rates earned prior to auction failures). Based on these considerations, as of March 30, 2008, we do not believe our ARS were impaired and therefore continue to carry them at a fair value which approximates their par value. However, we will not be able to liquidate our ARS until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. As a result, we have reclassified our ARS from short-term to long-term investments as of March 30, 2008. Additionally, we may realize a loss relating to these securities in the event that we are unable to hold the ARS until the resolution of the current credit market volatility or the ARS maturity dates and should we be unable to liquidate the ARS at an amount that is equal to their current carrying value.

Revenue Recognition

We derive the majority of our revenue from sales of our modular and stackable networking equipment, with the remaining revenue generated from service fees relating to the service contracts and training on our products. We generally recognize product revenue from our value-added resellers and end-users at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis over the contractual service period. Service contracts typically range from one to five years. When sales arrangements contain multiple deliverables, such as hardware, service contracts and other services, we determine whether the deliverables represent separate units of accounting and then allocate revenue to the delivered elements using the residual method. We recognize revenue for each unit of accounting when the revenue recognition criteria for each unit of accounting are met. Shipping costs are included in cost of product revenues.

We make certain sales to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that sell primarily to resellers and, on occasion, to end-user customers. We defer recognition of revenue on all sales to these distributors until the distributors sell the product, typically to an authorized reseller, as evidenced by monthly “sales-out” reports that the distributors provide to us. We grant these distributors the right to return a portion of unsold inventory to us for the purpose of stock rotation. We also grant these distributors certain price protection rights. The distributor-related deferred revenue and receivables are adjusted at the time of the stock rotation return or price reduction. We also provide distributors with credits for changes in selling prices, and allow them to participate in cooperative marketing programs. Cooperative advertising expenses are recorded as marketing expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. We maintain estimated accruals and allowances for these exposures based upon our historical experience. The second tier of the distribution channel consists of a large number of third-party resellers that sell directly to end-users and are not granted return privileges, except for defective products during the warranty period. We reduce product revenue for certain price protection rights that may occur under contractual arrangements we have with our resellers.

The accounts receivable owed us by distributors, net of the deferred revenue from sales to distributors, is recorded in prepaid expenses and other current assets, net and is comprised of the following (in thousands):

	March 30, 2008	July 1, 2007
Accounts receivable from distributors	$20,821	$23,513
Allowance for doubtful distributor accounts	(217)	(225)
Deferred distributor revenue	(16,577)	(15,203)

Accounts receivable from distributors, net	$4,027	$8,085

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost as determined on a first-in, first-out or replacement cost basis. Inventories consist of the following (in thousands):

	March 30, 2008	July 1, 2007
Raw materials	$89	$—
Finished goods	19,499	25,261

Inventories	$19,588	$25,261

Until it is sold, inventory held by distributors is included in our finished goods inventory and was $3.6 million and $3.2 million at March 30, 2008 and July 1, 2007, respectively.

Deferred Support Revenue

We offer renewable support arrangements, including extended warranty contracts, to our customers that generally range from one to five years. The change in our deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Deferred support revenue, beginning of period	$39,472	$41,869	$40,787	$41,722
New support arrangements	11,950	13,428	37,845	42,349
Recognition of support revenue	(13,157)	(14,200)	(40,367)	(42,974)

Deferred support revenue, end of period	38,265	41,097	38,265	41,097
Less current portion	28,800	30,770	28,800	30,770

Non-current deferred support revenue	$9,465	$10,327	$9,465	$10,327

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We currently are in the process of determining the impact of adopting the provisions of SFAS 157 on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 are optional and adoption began for fiscal years beginning after November 15, 2007. We currently are in the process of determining the impact of adopting the provisions of SFAS 159 on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We currently are in the process of determining the impact of adopting the provisions of SFAS 141R on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 clarifies the classification in a company’s consolidated balance sheet and the accounting for and disclosure of transactions between the company and holders of noncontrolling interests. SFAS 160 is effective for the Company January 1, 2009. Early adoption is not permitted. The Company does not expect the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”) which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since SFAS 161 only provides for additional disclosure requirements, there will be no impact on our results of operations and financial position.

2.	Share-Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards Statement No. 123(R), Share-Based Payment, (“SFAS 123R”).

Share-based compensation recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Cost of product revenue	$125	$189	$351	$587
Cost of service revenue	65	69	182	308
Sales and marketing	424	470	1,225	1,772
Research and development	415	395	1,131	1,517
General and administrative	275	202	843	799

Total share-based compensation expense	1,304	1,325	3,732	4,983
Share-based compensation cost capitalized in inventory	1	(2)	(7)	(1)

Total share-based compensation	$1,305	$1,323	$3,725	$4,982

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

For options granted after July 3, 2005, and valued in accordance with SFAS 123R, we use the straight-line method for expense attribution, and we estimate forfeitures and only recognize expense for those shares expected to vest.

	Stock Option Plans				Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Expected life	2.5 yrs	2.5 yrs	2.5 yrs	2.5 yrs	0.25 yrs	N/A	0.25 yrs	0.9 yrs
Risk-free interest rate	2.3%	4.7%	3.5%	4.9%	2.2%	N/A	3.3%	5.0%
Volatility	41%	43%	40%	50%	48%	N/A	45%	37%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	N/A	0.0%	0.0%

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

The weighted-average grant-date per share fair value of options granted in the third quarter of fiscal 2008 and fiscal 2007 were $0.94 and $1.30, respectively. The weighted-average estimated per share fair value of shares granted under our 1999 Employee Stock Purchase Plan in the third quarter of fiscal 2008 was $0.83. No shares were granted under the 1999 Employee Stock Purchase Plan in the third quarter of fiscal 2007.

3.	Commitments and Contingencies

Guarantees and Product Warranties

Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

We have determined that the requirements of FIN 45 apply to our standard product warranty liability. The following table summarizes the activity related to our product warranty liability during the three and nine months ended March 30, 2008 and April 1, 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Accrued warranty, beginning of period	$6,708	$6,990	$7,182	$7,027
Warranties issued during period	1,623	2,499	4,555	6,785
Warranty expenditures during period	(1,863)	(2,216)	(5,269)	(6,539)
Change in estimates	(1,415)	—	(1,415)	—

Accrued warranty, end of period	$5,053	$7,273	$5,053	$7,273

Our standard hardware warranty period is typically twelve months from the date of shipment to end-users. For certain access products, we offer a lifetime hardware warranty commencing on the date of shipment from the Company and ending five years following the Company’s announcement of the end of the products life cycle. Upon shipment of products to our customers, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability in cost of product revenue for this amount. The determination of our warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust these accruals at each balance sheet date in accordance with changes in these factors.

In the normal course of business in order to facilitate sales of our products, we indemnify our resellers and end-user customers with respect to certain matters. We have agreed to hold the customer harmless against losses arising from a breach of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material impact on our operating results or financial position.

Line of Credit

We have a revolving line of credit for $10.0 million with a major lending institution. Borrowings under this line of credit bear interest at the bank’s prime rate. As of March 30, 2008, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of March 30, 2008, we had letters of credit totaling $0.8 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of March 30, 2008. The line of credit is renewed on an annual basis, most recently on January 22, 2008, and is contractually available to the Company until January 22, 2009.

Purchase Commitments

We currently have arrangements with two contract manufacturers and other suppliers for the manufacture of our products. Our arrangements allow them to procure long lead-time component inventory on our behalf based upon a rolling production forecast provided by us. We are obligated to the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with the forecast, unless we give notice of order cancellation outside of applicable component lead-times. As of March 30, 2008, we had non-cancelable commitments to purchase approximately $30.2 million of such inventory during the fourth quarter of fiscal 2008.

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

Legal Proceedings

Government Inquiries Relating to Historical Stock Option Practices

On June 27, 2006, the Company received an informal inquiry letter from the Staff of the SEC Enforcement Division requesting that the Company voluntarily provide documents related to its policies, practices and procedures for granting stock options for the period since its initial public offering on April 9, 1999 (“IPO”). The Company responded to the request and cooperated fully with the SEC inquiry. On February 26, 2008, the Company received written notice from the Staff of the SEC confirming that the Staff had concluded it investigation concerning the Company’s historical stock option granting practices and that no enforcement action was recommended to the Commission.

IRS Information Request

On June 11, 2007, the Company received a request from the Internal Revenue Service for documents pertaining to its historical stock option grants and other matters. The Company is cooperating with the request.

Late SEC Filing and Nasdaq Delisting Proceedings

Due to the Special Committee investigation and the resulting restatement of our fiscal 2000 through 2005 financial statements, the Company did not timely file its Form 10-K for the fiscal year ending July 2, 2006 or the Quarterly Reports on Forms 10-Q for the quarters ended October 1, 2006, December 31, 2006 and April 1, 2007. The Company initially received Nasdaq Staff Determination notices stating that the Company was not in compliance with Marketplace Rule 4310(c) (14) because it had not timely filed such periodic reports with the SEC. Those filings were made on June 28, 2007. On July 2, 2007, the Company received a written notice from the Nasdaq Stock Market stating that the Nasdaq Listing and Hearing Review Council had determined that as of that date the Company had demonstrated compliance with all Nasdaq Marketplace Rules.

On July 3, 2007, the Company received a further Staff Determination notice from the Nasdaq Stock Market stating that the Company was not in compliance with Nasdaq’s Marketplace Rule 4350(e) due to a failure by the Company to hold its annual meeting of shareholders within the time required by Rule 4350(e). On July 30, 2007, the Company held an annual meeting of shareholders. On August 3, 2007, the Company received a written notice from the Nasdaq Listing Qualifications Panel confirming that the Company had demonstrated compliance with all Nasdaq Marketplace Rules, and that the Panel determined to continue the listing of the Company’s securities on The Nasdaq Stock Market. Accordingly, the Company believes that the Nasdaq delisting proceedings have concluded.

Shareholder Litigation Relating to Historical Stock Option Practices

On April 25, 2007, an individual identifying herself as a shareholder of the Company filed a derivative action in the United States District Court for the Northern District of California purporting to assert claims on behalf of and in the name of the Company against various of our current and former directors and officers relating to our historical stock option granting and related accounting practices. Two similar derivative actions were filed thereafter in the same court by other individuals. The three cases were consolidated by order of the court on August 2, 2007 and an amended consolidated complaint was filed on October 11, 2007. The amended consolidated complaint alleges that the individual defendants breached their fiduciary duties and other obligations to the Company and violated state and federal securities laws in connection with our historical stock option granting process in connection with options granted from 1999 to 2002 and our accounting for past stock options. The plaintiff has asserted claims for violations of Sections 10(b) (including Rule 10b-5 thereunder), 14(a), and 20(a) of the Securities Exchange Act of 1934, unjust enrichment, breach of fiduciary duty and aiding and abetting such breach, abuse of control, constructive fraud, waste, rescission, insider selling and a claim for an accounting of all stock option grants made to the named defendants. The Company is named as a nominal defendant in these actions. On behalf of the Company, the plaintiff seeks unspecified monetary and other relief against the individual directors and officers. The Company, as nominal defendant, has asked the Court to dismiss the case. Discovery has not yet commenced and the individual defendants are not yet required to respond to the amended consolidated complaint. We cannot at this time predict whether this matter will result in any material recovery by or expense to the Company.

Patent Litigation

On February 26, 2008, Fenner Investments, Ltd. filed suit against Extreme Networks, D-Link Systems, Zyxel Communications, SMC Networks, Enterasys, Foundry, Netgear, Inc. and 3Com Corporation in the United States District Court for the Eastern District of Texas, Civil Action No. 08-CV-00061 alleging infringement of US Patent No. 7,145,906, titled “Packet Switching Node” and seeks damages and treble damages, an injunction preventing defendants from infringement, inducement of infringement and contributory infringement, and attorneys fees, costs and interest. We cannot, at this time, predict whether this matter will result in any material expense to the Company.

On February 7, 2008, Network-1 Security Solutions filed suit against Extreme Networks, Cisco Systems, Inc., Cisco-Linksys, L.L.C., Adtran, Inc., Enterasys, Foundry, Netgear, Inc. and 3Com Corporation in the United States District Court for the Eastern District of Texas, Civil Action No. 6:08c30. The complaint alleges infringement of U.S. Patent No. 6,218,930 and seeks damages and treble damages, an injunction preventing defendants from infringement, inducement of infringement and contributory infringement, and attorneys fees, costs and interest. We cannot, at this time, predict whether this matter will result in any material expense to the Company.

On April 20, 2007, Extreme Networks filed suit against Enterasys in the United States District Court for the Western District of Wisconsin, Civil Action No. 07-C-0229-C. The complaint alleges willful infringement of U.S. Patents Nos. 6,104,700, 6,678,248, and 6,859,438, and seeks injunctive relief against Enterasys’ continuing sale of infringing goods and monetary damages. On May 30, 2007, Enterasys filed counterclaims for infringement of three of its patents, U.S. Patent Nos. 5,195,181; 5,430,727; and 6,041,042. On April 9, 2008, the court dismissed Enterasys’ counterclaims on one of the patents with prejudice. On May 5, 2008, the court granted Extreme Networks motion for summary judgment, finding that Extreme Networks does not infringe Enterasys’ two remaining patents and dismissing all of Enterasys’ remaining counterclaims with prejudice. A trial date on Extreme Networks’ claims against Enterasys has been set for May 21, 2008.

On June 21, 2005, Enterasys filed suit against Extreme Networks and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Massachusetts, Civil Action No.05-11298 DPW. The complaint alleges willful infringement of U.S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560,236, and seeks: a) a judgment that Extreme willfully infringes each of the patents; (b) a permanent injunction from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) damages and a “reasonable royalty” to be determined at trial; (d) trebled damages; (e) attorneys fees, costs and interest; and (f) equitable relief at the court’s discretion. Foundry brought a claim for reexamination of five of the patents at issue to the Patent and Trademark Office (“PTO”). The parties stipulated, and the court agreed, to stay the proceeding until the results of the reexamination are released by the PTO. Once the stay is lifted, and should the case remain at that point, we intend to vigorously defend against Enterasys’ assertions, which we believe to be without merit.

IPO Securities Litigation

Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.).The operative amended complaint names as defendants Extreme Networks; six of our present and former officers and/or directors, including our CEO (the “Extreme Networks Defendants”); and several investment banking firms that served as underwriters of our initial public offering and October 1999 secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. Previously, we executed a settlement agreement presented to all issuer defendants. In that settlement, plaintiffs would dismiss and release all claims against the Extreme Network Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Extreme Networks Defendants would not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeded the amount of the insurance coverage. The Court gave preliminary approval to the settlement in February 2005 and held a hearing in April 2006 to consider final approval of the settlement. Before the Court issued a final decision on the settlement, on December 5, 2006 the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Thereafter, on December 14, 2006, the Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit Court of Appeals for a rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit Court of Appeals denied plaintiffs’ petition for a rehearing, but clarified that the plaintiffs may seek to certify a more limited class. Accordingly, the parties withdrew the prior settlement, which has been terminated, and plaintiffs filed amended complaints in designated focus or test cases with a proposed redefined class in an attempt to comply with the Second Circuit’s order. On March 26, 2008, the Court issued an order granting in part and denying in part motions to dismiss the amended complaints in the focus cases. In particular, the Court denied the motions to dismiss as to the Section 10(b) claims. It also denied the motions to dismiss as to the Section 11 claims except for those claims raised by two different classes of plaintiffs. More specifically, the Court dismissed the Section 11 claims raised by (1) those plaintiffs who had no conceivable damages because they sold their securities above the offering price; and (2) those plaintiffs whose claims were time barred because they purchased their securities outside the previously certified class period. If the prior settlement is not renegotiated and then approved by the Court, there is no assurance that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

We may from time to time be party to litigation arising in the course of our business, including, without limitation, allegations relating to commercial transactions or business relationships or intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Litigation in general, intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict.

4.	Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Net income (loss)	$(160)	$(2,363)	$7,609	$(9,151)
Other comprehensive income:
Change in unrealized gain on investments, net	422	284	950	1,812
Change in unrealized gain (loss) on foreign exchange forward contracts, net	2	27	2	(2)
Foreign currency translation adjustments	908	80	1,525	377

Total comprehensive income (loss)	$1,172	$(1,972)	$10,086	$(6,964)

5.	Income Taxes

The provisions for income taxes of $0.4 million and $0.2 million for the third quarter of fiscal 2008 and the third quarter of fiscal 2007, respectively, were recorded for taxes due on income generated in certain state and foreign tax jurisdictions. The provision for income taxes was $1.4 million for the nine month period ended March 30, 2008 and $1.6 million for the nine month period ended April 1, 2007. The income tax provisions for the nine months ended March 30, 2008 and April 1, 2007 were comprised of taxes on foreign income and U.S. state income taxes. Since the Company has net operating loss carry forwards to offset U.S. federal taxable income, the Company is not using an annual effective tax rate to apply to taxable income for the three and nine month periods ended March 30, 2008.

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

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the condensed consolidated statement of operations and totaled approximately $46,000 for the quarter ended March 30, 2008. Accrued interest and penalties were approximately $0.2 million and $0.4 million as of July 1, 2007 and March 30, 2008, respectively.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Net income (loss)	$(160)	$(2,363)	$7,609	$(9,151)

Weighted-average shares used in per share calculation — basic	115,629	113,585	114,688	114,294
Incremental shares using the treasury stock method	—	—	997	—

Weighted-average shares used in per share calculation — diluted	115,629	113,585	115,685	114,294

Net income (loss) per share — basic	$(0.00)	$(0.02)	$0.07	$(0.08)

Net income (loss) per share — diluted	$(0.00)	$(0.02)	$0.07	$(0.08)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Stock options outstanding:
In-the-money options	201	825	—	676
Out-of-the-money options	20,517	20,662	19,528	20,978
Warrants	179	857	—	857
Convertible subordinated notes	—	—	—	5,301

Total potential shares of common stock excluded from the computation of earnings per share	20,897	22,344	19,528	27,812

On January 18, 2008, Avaya, Inc. exercised a warrant to acquire 859,264 shares of Extreme Networks common stock at an exercise price of $0.01 per share. The warrant was originally issued to Avaya on October 30, 2003 in connection with a strategic alliance to jointly develop and market converged communications solutions. In connection with the alliance, Extreme Networks and Avaya executed a Joint Development Agreement and related Distribution Agreement under which Avaya is entitled to resell Extreme Networks products in exchange for, among other consideration, a warrant to purchase up to 2,577,794 shares of Extreme Networks common stock at an exercise price of $0.01 per share. The terms of the warrant provide for a ten-year exercise period and, if not exercised during that period, expired on October 30, 2013. The warrant was exercisable with respect to one third of the total shares available 90 days after the effective date of the agreements, and the remaining shares became exercisable based upon the completion of certain milestones by Avaya. Avaya exercised portions of the warrant with respect to 859,265 shares of Extreme Networks common stock on March 17, 2004 and, 859,265 shares on August 8, 2005. There are no remaining shares to be issued in connection with the Avaya warrant as of March 30, 2008.

The computation of diluted loss per share for the three and nine months ended April 1, 2007, as well as the three months ended March 30, 2008, excludes the impact of the Avaya warrants since the effect of including the potential shares would have been anti-dilutive under the treasury stock method.

Weighted stock options outstanding representing common stock equivalents under the treasury method with an exercise price lower than the Company’s average stock price for the periods presented (“In-the-money options”) are excluded from the calculation of diluted net loss per share in the three and nine months ended April 1, 2007 and three months ended March 30, 2008, since the effect of including them would have been anti-dilutive due to the net loss position of the Company during the periods presented.

Weighted stock options outstanding with an exercise price higher than the Company’s average stock price for the periods presented (“Out-of-the-money options”) are excluded from the calculation of diluted net income (loss) per share since the effect would have been anti-dilutive under the treasury stock method.

The computation of diluted earnings (loss) per share for the first nine months of fiscal 2007 excludes the impact of the conversion of convertible subordinated notes, which were convertible into approximately 9.5 million shares of common stock, as the impact of adding back to income the after tax interest expense associated with the convertible subordinated notes, as well as including the impact of the common shares to be issued, would be anti-dilutive in the period presented. The convertible subordinated notes matured and were paid off on December 1, 2006.

7.	Restructuring Liabilities

As of March 30, 2008, restructuring liabilities were $9.2 million and consisted of obligations under excess facility operating leases, net of projected future sublease receipts and severance costs associated with a small reduction in force in the fourth quarter of fiscal 2007 impacting several functional areas. During fiscal 2007 and 2006, we recorded restructuring charges of $4.0 million and $3.3 million, respectively. The charges, net of reversals, in fiscal 2007 included $1.1 million in the first through third quarter related to our sales force reduction in Japan, and $2.9 million in the fourth quarter to reduce headcount across several functional areas, terminate certain redundant contracts, and to exit an excess facility. The charge in fiscal 2006 was for an excess facilities charge and represented an increase to the charge initially recognized during the third quarter of fiscal 2002. The commercial real estate market continued to deteriorate in fiscal 2006 and we were not able to find suitable tenants to sublease these facilities necessitating an additional charge due to lower projected sublease receipts. At several of the facilities, we have not yet been able to find suitable tenants to sublease the facilities and the commercial real estate market in these areas continues to be weak. The lower projected sublease income necessitated an increase in the liability to take into consideration the unfavorable difference between lease obligation payments and projected sublease receipts. The actual costs could differ from our estimates, and additional adjustments to the restructuring liability could be recorded if we are able to negotiate reasonable termination fees on certain facilities, if facility sub-lease rental rates change, or if other estimates and assumptions change.

Activity with respect to the restructuring liabilities for the three month period ended March 30, 2008 is as follows (in thousands):

	Excess Facilities	Asset Impairment	Contract Termination	Severance	Total
Restructuring liabilities at December 30, 2007	$9,727	$—	$—	$78	$9,805
Period charges	—	—	—	—	—
Period payments	(619)	—	—	(25)	(644)

Restructuring liabilities at March 30, 2008	9,108	—	—	53	9,161
Less current portion	2,698	—	—	53	2,751

Non-current restructuring liabilities at March 30, 2008	$6,410	$—	$—	$—	$6,410

Activity with respect to the restructuring liabilities for the nine month period ended March 30, 2008 is as follows (in thousands):

	Excess Facilities	Asset Impairment	Contract Termination	Severance	Total
Restructuring liabilities at July 1, 2007	$11,395	$84	$1,098	$1,411	$13,988
Period charges	—	—	—	—	—
Period impairments	—	(84)	—	—	(84)
Period payments	(2,287)		(1,098)	(1,358)	(4,743)

Restructuring liabilities at March 30, 2008	9,108	—	—	53	9,161
Less current portion	2,698			53	2,751

Non-current restructuring liabilities at March 30, 2008	$6,410	$—	$—	$—	$6,410

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We design, develop and sell a range of products that enable enterprise and service provider customers to create secure and available network environments through which they deliver applications and services to their end-users and customers. Our portfolio of products comprises modular and stackable Local Area Network (LAN) switches, wireless management stations and access points, access and detection security products and management software for all Extreme products. In addition to the sale of products we offer related service contracts for extended warranty, a range of maintenance agreements and proactive and reactive services. Substantially all of our revenue is derived from the sale of our networking and security equipment and the related service contracts.

We believe that understanding the following, and latest market, company and product developments is helpful when reviewing and evaluating our operating results for the third quarter of fiscal 2008.

Increased Product Breadth

We believe that continued success in the marketplace will depend on our ability to develop new and enhanced products that employ leading-edge technology to address real-world business challenges and needs. In fiscal 2007 and in the first half of fiscal 2008, we introduced several new products that allow for the continued deployment of secure, converged networks while remaining true to our vision of having one Operating System (ExtremeXOS™ ) from the core to the edge of the network. With the release of these products over the past 18 months, our portfolio of Enterprise Edge products has effectively been completely refreshed and the breadth of the products allows enterprises and service providers to effectively select the most appropriate product or family to meet their specific requirements.

Cost Effective Convergence of Voice, Video and Data

Our vision is focused on providing customers with the appropriate systems and solutions to build a secure converged communications infrastructure that can efficiently and effectively accommodate voice, video and data on a seamless wired and wireless network. We firmly believe that the convergence of voice, video and data, in parallel with the convergence of wired and wireless access, are important underlying demand creators in the enterprise and service provider markets. In conjunction with these demand generators, the need for solutions to provide an appropriate balance of acquisition cost, operational expense and solution capabilities is becoming a more and more important decision criteria. With our breadth of product, and a single, modular operating system throughout our network switching portfolio, we believe we have a highly relevant ability to meet these criteria.

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

Results of Operations

Our operations and financial performance during the third quarter of fiscal 2008 were as follows:

•	Net revenues of $82.0 million, a decrease of 3.6% from the year ago quarter net revenues of $85.1 million.

•	Total gross margin of 57.4% of net revenues, a 1.2% increase from 56.2% in the year ago quarter.

•	Net loss of $0.2 million, a $2.2 million improvement from a net loss of $2.4 million in the year ago quarter.

•

Cash flow from operating activities was $15.0 million in the first nine months ended March 30, 2008. Cash and cash equivalents, short-term investments and marketable securities increased by $15.2 million in the first nine months ended March 30, 2008 to $231.1 million.

Net Revenues

The following table presents net product and service revenues for the three and nine month periods ending March 30, 2008 and April 1, 2007, respectively (in thousands):

	Three Months Ended March 30, 2008		Three Months Ended April 1, 2007		Nine Months Ended March 30, 2008		Nine Months Ended April 1, 2007
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net revenues:
Product	$67,388	82.1%	$69,578	81.7%	$218,960	83.1%	$208,634	81.6%
Service	14,642	17.9%	15,541	18.3%	44,562	16.9%	47,101	18.4%

Total net revenues	$82,030	100.0%	$85,119	100.0%	$263,522	100.0%	$255,735	100.0%

Net revenues were $82.0 million in the third quarter of fiscal 2008 and $85.1 million in the year ago quarter, representing a decrease of 3.6% in the third quarter of fiscal 2008 from the year ago quarter. Net revenues were $263.5 million in the nine month period ended March 30, 2008 and $255.7 million in the nine month period ended April 1, 2007, representing an increase of 3.0%.

Product revenue declined 3.1% to $67.4 million for the third quarter of fiscal 2008 from $69.6 million in the year ago quarter. During the third quarter of 2008, stackable product revenues increased $0.4 million, or 0.9%, when compared to the prior year respective quarter, while modular product revenues decreased $2.2 million, or 7.5%. Product revenue was $219.0 million in the nine month period of fiscal 2008 compared to $208.6 million in the nine month period of fiscal 2007, an increase of $0.3 million, or 4.9%. On a nine month basis, stackable product revenue increased $27.4 million or 24.8% over the prior year period while modular product revenues decreased 18.0% or $17.3 million.

Service revenue was $14.6 million for the third quarter of fiscal 2008 compared to $15.5 million in the year ago quarter, a decrease of $0.9 million, or 5.8%. Service revenue declined $2.5 million, or 5.4%, to $44.6 million for the nine month period of fiscal 2008 from $47.1 million for the nine month period of fiscal 2007. Service revenue has declined in both the three month and nine month periods of fiscal 2008 when compared to the respective fiscal 2007 periods. This is primarily due to the increased sales mix of stackable products, which are higher quality at lower price point products and have a lower maintenance service contract attach rate.

The following table presents the total net revenue geographically for the three and nine month periods ended March 30, 2008 and April 1, 2007 (in thousands):

	Three Months Ended March 30, 2008		Three Months Ended April 1, 2007		Nine Months Ended March 30, 2008		Nine Months Ended April 1, 2007
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net revenues:
United States	$30,066	36.7%	$30,815	36.2%	$111,178	42.2%	$96,578	37.7%
Europe, Middle East and Africa (EMEA)	38,187	46.6%	34,062	40.0%	104,753	39.8%	103,221	40.4%
Asia	12,829	15.6%	19,327	22.7%	45,642	17.3%	52,911	20.7%
Other	948	1.1%	915	1.1%	1,949	0.7%	3,025	1.2%

Total net revenues	$82,030	100.0%	$85,119	100.0%	$263,522	100.0%	$255,735	100.0%

We operate in four geographic regions: United States; EMEA, which includes Europe, Middle East, Africa and South America; Asia, which includes Asia Pacific and Japan; and Other, which includes Canada and Central America. Beginning in fiscal 2008, we have started to disclose Asia Pacific, including Japan, on an aggregate basis which is a result of how the business is managed. We expect sales outside of the U.S. will continue to represent a significant portion of net revenue, although sales outside of the U.S. may fluctuate as a percentage of net revenue. Substantially all sales transactions are denominated in U.S. dollars.

Revenue in the United States was $30.1 million in the three month period ending March 30, 2008, compared to $30.8 million in the year ago quarter, a decrease of $0.7 million or 2.4%. Revenue in the U.S. was $111.2 million in the nine month period ending March 30, 2008, as compared to $96.6 million in the nine month period ending April 1, 2007, an increase of $14.6 million, or 15.1%. Product revenue in the U.S. decreased $0.5 million, or 2.3%, but increased $14.1 million, or 20.1%, in the three and nine month periods ended March 30, 2008 compared to the same periods in fiscal 2007, respectively. Service revenues decreased $0.2 million, or 2.3%, and $0.6 million, or 1.9%, in the U.S. during the third fiscal quarter and nine month period ended March 30, 2008 when compared to the same period a year ago, respectively.

Revenue in EMEA was $38.2 million in the three month period ending March 30, 2008, compared to $34.1 million in the year ago quarter, an increase of $4.1 million or 12.1%. Revenue in EMEA was $104.8 million in the nine month period ending March 30, 2008, as compared to $103.2 million in the nine month period ending April 1, 2007, an increase of $1.5 million, or 1.5%. Product revenue in EMEA increased $4.7 million, or 15.7%, and $2.7 million, or 2.9%, in the quarter and year to date comparative periods, respectively. Service revenues decreased $0.5 million, or 13.3%, and $1.2 million, or 10.1%, in EMEA during the third fiscal quarter and nine month period ended March 30, 2008 when compared to the same period a year ago, respectively.

Revenue in Asia was $12.8 million in the third quarter of fiscal 2008, a decrease of $6.5 million, or 33.6%, as compared to $19.3 million in the year ago quarter. Revenue in Asia was $45.6 million for the nine months ended March 30, 2008, a 13.7% decrease, or $7.3 million, compared to $52.9 million for the nine months ended April 1, 2007. In the three month period ended March 30, 2008, product revenue in Asia decreased $6.4 million, or 36.2%, from the prior year comparative period. In the nine months ended March 30, 2008 product revenue in Asia decreased $6.5 million, or 13.8%, from the prior year nine month period. Service revenues decreased $0.2 million, or 14.7%, and $0.8 million, or 13.3%, in Asia during the third fiscal quarter and nine month period ended March 30, 2008 when compared to the same period a year ago, respectively.

We rely upon multiple channels of distribution, including two-tiered distribution in which large distributors purchase our product and make it available to resellers. Revenue through the distributor channel as a percentage of total product revenue was 49% and 48% in the third quarter of fiscal 2008 and the third quarter of fiscal 2007, respectively. Revenue through the distributor channel as a percentage of total product revenue was 46% in the first nine months of fiscal 2008 and 45% in the first nine months of fiscal 2007. The level of sales to any one customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. One distributor, Tech Data, accounted for greater than 10% of our net revenue for the first nine months of fiscal 2008 and 2007. No customer accounted for greater than 10% of our revenue in the three month periods ended March 30, 2008 and April 1, 2007.

Cost of Revenues and Gross Margin

The following table presents the gross margin on product and service revenues and the gross margin percentage of product and service revenues for the three and nine month periods ended March 30, 2008 and April 1, 2007 (in thousands):

	Three Months Ended March 30, 2008		Three Months Ended April 1, 2007		Nine Months Ended March 30, 2008		Nine Months Ended April 1, 2007
	$	Gross Margin %	$	Gross Margin %	$	Gross Margin %	$	Gross Margin %
Gross margin:
Product	$40,262	59.7%	$40,446	58.1%	$129,539	59.2%	$115,735	55.5%
Service	6,841	46.7%	7,420	47.7%	19,639	44.1%	21,757	46.2%

Total gross margin	$47,103	57.4%	$47,866	56.2%	$149,178	56.6%	$137,492	53.8%

Gross margin was $47.1 million, or 57.4% of revenue, in the third quarter of fiscal 2008 and $47.9 million, or 56.2% of revenue, in the third quarter of fiscal 2007. Gross margin was $149.2 million, or 56.6% of revenue, in the first nine months of fiscal 2008 compared to $137.5 million, or 53.8% of revenue, in the first nine months of fiscal 2007. As a percent of revenue, gross margin increased 1.2 percentage points over the prior year’s comparative quarter. The decrease in gross margin dollars for the three month period ended March 30, 2008 compared to the three month period ended April 1, 2007 was primarily driven by a decrease in revenue volume, increases in inventory obsolescence costs of $0.6 million and freight charges of $0.3 million and a decline in service gross margin of $0.6 million offset by improvements in product gross margin due to lower warranty costs of $2.4 million. Similarly, the increase in gross margin dollars for the nine month period ended March 30, 2008 compared to the nine month period ended April 1, 2007 was driven by an increase of revenue volume, significant improvements in product gross margins due to lower warranty costs of $3.7 million, lower manufacturing period costs of $1.1 million and a decline in service gross margin of $2.2 million.

Cost of product revenue includes costs of raw materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans and document control. We outsource substantially all of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering and document control at our facility in Santa Clara, California. Accordingly, a significant portion of our cost of product revenue consists of payments to our contract manufacturer, Flextronics International, Ltd. located in San Jose, California, and Guadalajara, Mexico, and to our original design manufacturer, Alpha Networks, Inc. located in Hsinchu, Taiwan, Republic of China (“R.O.C.”) and Dongguan City, China.

Product gross margin in the third quarter of fiscal 2008 was $40.3 million, representing 59.7% of product revenues when compared to $40.4 million, or 58.1% of product revenue, in the year ago period. As a percentage of revenue, product gross margin increased 1.6 percentage points. The decrease in product gross margin dollars for the quarter ended March 30, 2008 when compared to the quarter ended April 1, 2007 was primarily the result of lower product revenue volume, increases in inventory obsolescence costs of $0.6 million and freight charges of $0.3 million partially offset by lower warranty expenses of $2.4 million due to improvements in quality and a decrease in our estimated future warranty costs. Product gross margin in the nine months ended March 30, 2008 was $129.5 million, representing 59.2% of product revenues, compared to $115.7 million, or 55.5% of product revenues, in the nine months ended April 1, 2007. As a percentage of revenue, product gross margin increased 3.7 percentage points over the prior year to date period. In total, the increase in product gross margin dollars for the nine month period is primarily due to increased product revenue volume, a decrease in our warranty expense of $3.7 million due to improvements in quality and estimated future warranty costs, and a $1.1 million decrease in manufacturing period costs when compared to the prior year nine month period.

Our cost of service consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross margin in the third quarter of fiscal 2008 was $6.8 million, representing 46.7% of service revenues, as compared to $7.4 million, or 47.7% of service revenue, in the year ago quarter. Service gross margin in the nine months of fiscal 2008 was $19.6 million, representing 44.1% of service revenue, a decrease of $2.2 million, or 9.7%, as compared to $21.8 million in the same nine month period of fiscal 2007, or 46.2% of service revenue. The reduction in service gross margins for the three month period ended March 30, 2008, was primarily due to lower service revenue of $0.9 million and the reduction of costs of $0.3 million. The reduction in service gross margins for the nine month period ended March 30, 2008 was primarily due to lower service revenue of $2.5 million.

Share-Based Compensation

Share-based compensation expense recognized in the financial statements by line item caption is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Cost of product revenue	$125	$189	$351	$587
Cost of service revenue	65	69	182	308
Sales and marketing	424	470	1,225	1,772
Research and development	415	395	1,131	1,517
General and administrative	275	202	843	799
Total share-based compensation expense	1,304	1,325	3,732	4,983

Share-based compensation cost capitalized in inventory	1	(2)	(7)	(1)
Total share-based compensation	$1,305	$1,323	$3,725	$4,982

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

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses increased $0.3 million, or 1.4%, to $25.2 million for the third quarter of fiscal 2008 from $24.9 million for the year ago quarter. The increase was due to an increase of salaries and wages of $0.8 million as a result of higher commissions offset by decreases in marketing supplies, travel and stock based compensation. Sales and marketing expenses were $74.8 million for the first nine months of fiscal 2008 compared to $76.2 million for the first nine months of fiscal 2007, a decrease of $1.4 million or 1.8%. The decrease was due to lower stock based compensation expenses of $0.5 million, lower travel expenses, lower general and project expenses and lower recruiting expenses all offset by an increase to salaries and wages of $1.9 million as a result of higher commissions resulting from the increase in revenue. The level of our sales and marketing spending in the future, in dollars and as a percentage of net revenues, will depend on many factors, including the rate at which we expand our sales force and the rate at which our revenues change.

Research and Development Expenses

Research and development expenses consist principally of salaries and related personnel expenses and engineering project costs which are primarily consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses decreased to $15.6 million for the third quarter of fiscal 2008 from $18.4 million in the year ago quarter. The decrease of $2.8 million or 15.3% was primarily due to lower project cost expenses, a reduction in warrant amortization expense and lower contract labor costs. Research and development expenses decreased to $49.2 million for the first nine months of fiscal 2008 from $49.8 million for the first nine months of fiscal 2007. The decrease of $0.6 million, or 1.2%, was due to a decrease in contract labor cost of $1.8, a reduction of warrant amortization expense of $1.2 million, a decrease in stock based compensation expense offset by an increase in project cost expenses of $2.2 million and an increase in depreciation expense. We expense all research and development expenses as incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, legal fees, professional fees and other general corporate expenses. General and administrative expenses decreased to $8.6 million for the third quarter of fiscal 2008 from $8.9 million for the year ago quarter. The $0.3 million, or 3.6%, decrease was primarily due to the decrease in stock option review costs of $2.8 million from the third quarter in fiscal 2007 offset by an increase in litigation costs of $1.9 million, an increase in salary costs and a decrease in restructuring charges compared to the three month period ended April 1, 2007. General and administrative expenses decreased to $23.7 million for the first nine months of fiscal 2008 from $25.3 million for the first nine months of fiscal 2007. The $1.6 million, or 6.3%, decrease for the nine month period ended March 30, 2008 was primarily due to the decrease in stock option review costs of $2.8 million from fiscal 2007, offset by an increase in litigation costs of $3.0 million, a decrease in restructuring charges of $1.1 million and a $0.7 million decrease in salaries and wages and other operating expenses compared to the nine month period ended April 1, 2007. We expect legal fees to vary from quarter to quarter with significant expenditures in certain quarters.

Restructuring Charge

During the first quarter of fiscal 2007, we recorded a restructuring charge of $1.5 million for our Japan operations, $1.3 million of which represented severance charges and $0.2 million represented an excess facilities charge. The severance charges of $1.3 million related to a reduction in our staff in Japan during the first quarter of fiscal 2007. We did not have any restructuring charge in the nine-month period ended March 30, 2008.

Other Income, Net

Other income, net increased to $2.5 million for the third quarter of fiscal 2008 from $2.0 million for the third quarter of fiscal 2007, an increase of $0.5 million, or 25%. Other income, net in fiscal 2008 is composed of interest on investments and foreign currency gains and losses. Other income, net in fiscal 2007 is composed of interest on investments, interest expense and amortization costs related to our convertible debentures, and foreign currency gains and losses. Our $200 million convertible debentures matured and were paid off on December 1, 2006. The increase in other income, net in the third quarter of fiscal 2008 as compared to the year ago quarter is related to investment income. Other income, net was $7.6 million for the first nine months of fiscal 2008 compared to $7.3 million in the first nine months of fiscal 2007, an increase of $0.3 million or 4.2%. The increase is primarily attributed to investment income.

Provision for Income Taxes

The provisions for income taxes of $0.4 million and $0.2 million for the third quarter of fiscal 2008 and the third quarter of fiscal 2007, respectively, were recorded for taxes due on income generated in certain state and foreign tax jurisdictions. Taxes during the three months ended April 1, 2007 are primarily related to foreign taxes on income earned by our foreign operations and U.S. state income taxes. The provision for income taxes was $1.4 million for the nine month period ended March 30, 2008 and $1.6 million for the nine month period ended April 1, 2007.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended July 1, 2007. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three and nine month periods ended March 30, 2008 compared to those discussed in our Annual Report on Form 10-K for the year ended July 1, 2007.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We currently are in the process of determining the impact of adopting the provisions of SFAS 157 on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 are optional and adoption began for fiscal years beginning after November 15, 2007. We currently are in the process of determining the impact of adopting the provisions of SFAS 159 on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We currently are in the process of determining the impact of adopting the provisions of SFAS 141R on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 clarifies the classification in a company’s consolidated balance sheet and the accounting for and disclosure of transactions between the company and holders of noncontrolling interests. SFAS 160 is effective for the Company January 1, 2009. Early adoption is not permitted. The Company does not expect the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”) which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since SFAS 161 only provides for additional disclosure requirements, there will be no impact on our results of operations and financial position.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities increased to $231.1 million at March 30, 2008 from $215.9 million at July 1, 2007, an increase of $15.2 million primarily due to investment performance and cash generated from operations.

We generated $15.0 million in cash from operations in the first nine month period of fiscal 2008. Net income was $7.6 million and included significant non-cash charges including depreciation of $5.6 million, $3.7 million in share-based compensation expense, and warrant amortization expense of $1.3 million. Accounts receivable, net, increased to $27.6 million at March 30, 2008 from $23.1 million at July 1, 2007. Days sales outstanding (“DSO”) in receivables was 30 days at March 30, 2008 and 24 days at July 1, 2007. Inventories decreased to $19.6 million at March 30, 2008 from $25.3 million at July 1,

2007. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence because of declining demand, rapidly changing technology and customer requirements. Prepaid and other assets decreased $8.3 million from July 1, 2007 to March 30, 2008. Deferred revenue increased to $43.3 million at March 30, 2008 from $42.4 million at July 1, 2007.

During the third fiscal quarter of 2008, we renewed our revolving line of credit in the amount of $10.0 million. The line of credit is with a major lending institution and expires January 22, 2009. As of March 30, 2008, there were no outstanding borrowings under this facility. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of March 30, 2008, we had letters of credit totaling $0.8 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of March 30, 2008.

The following summarizes our contractual obligations (including interest payments) at March 30, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	After Five Years
Contractual obligations:
Non-cancelable inventory purchase commitments	$30,160	$30,160	$—	$—	$—
Non-cancelable operating lease obligations	14,602	5,462	8,067	1,073	—
Other non-cancelable purchase commitments	5,278	1,268	3,260	750	—

Total contractual cash obligations	$50,040	$36,890	$11,327	$1,823	$—

We did not have any material commitments for capital expenditures as of March 30, 2008. Other non-cancelable purchase commitments represent manufacturing and technology agreements. We did not have any off-balance sheet arrangements as of March 30, 2008.

As of March 30, 2008, we held $40.8 million in auction rate securities (“ARS”), which we classify as investments. Our ARS are long-term debt instruments whose underlying assets are generally student loans, substantially all of which are guaranteed by the U.S. government. All of our ARS have credit ratings of AAA or Aaa, and none are mortgage-backed debt obligations. Historically, our ARS have been highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 7 to 28 days, to provide liquidity at par. However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008 when sell orders exceeded buy orders. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at contractually set rates (an average of 300 basis points higher than the interest rates earned prior to auction failures).

All of the ARS investments were investment grade quality and were in compliance with our investment policy at the time of acquisition. We currently have the ability and intent to hold these ARS investments until a recovery of the auction process. As of March 30, 2008, we reclassified the entire ARS investment balance from short-term investments to non-current auction rate securities on our condensed consolidated balance sheet because of our inability to determine when our investments in ARS would settle due to the current illiquidity in the market for these ARS.

Historically, the fair value of ARS investments approximates par value due to the frequent resets through the auction process. We continue to earn interest on our ARS investments at the maximum contractual rate. We have used a discounted cash flow model to estimate the fair value of our investments in ARS as of March 30, 2008 given the current illiquid market for our ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS which are very subjective in nature.

Based on our estimates and assumptions, these considerations as of March 30, 2008, we do not believe our ARS were impaired and therefore continued to carry them at a fair value which approximates their par value. However, we will not be able to liquidate our ARS until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. Additionally, we may realize a loss relating to these securities in the event that we are unable to hold the ARS until the resolution of the current credit market volatility or the ARS maturity dates and should we be unable to liquidate the ARS at an amount equal to their current carrying value. Based on our expected operating cash flows and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to execute our current business plan.

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

We believe that our current cash and cash equivalents, short-term investments, marketable securities and cash available from credit facilities and future operations will enable us to meet our working capital requirements for at least the next twelve months.

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

We Cannot Assure You That We Will Be Profitable in the Future.

Although we reported profits in the first and second quarters of fiscal 2008, we reported losses for the third quarter of fiscal 2008 and for fiscal 2007, 2004, 2003, 2002 and 2001. In addition, while we have reported profits in both fiscal 2006 and 2005, we were not profitable in each quarter during those years. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will continue to need to rationalize expense levels and increase revenue levels to achieve profitability in future fiscal periods.

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

Our Future Success Will Depend in Part Upon Increasing Our Revenue in the U.S. Market.

Revenues in the U.S. decreased 2% in the third quarter of fiscal 2008 from the third quarter of fiscal 2007 and decreased 9% in fiscal 2007 from fiscal 2006 and 17% in fiscal 2006 from fiscal 2005. We believe a number of factors have contributed to the decline in our revenues in the U.S., including turnover in our sales and marketing personnel, intense competition, as well as the timing of customer purchase decisions. Our success will depend upon increasing our revenue in the U.S. and we may need to identify new strategies or markets to increase revenue. We are initiating a number of programs to improve retention of our sales personnel and to compete more effectively in the U.S. market. If these efforts are not successful, our ability to sustain and grow our revenue and to achieve increased profitability would be adversely affected.

We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Grow Our International Sales Depends on Successfully Expanding Our International Operations.

International sales constitute a significant portion of our net revenues. Our ability to grow will depend in part on the expansion of international sales. Sales to customers outside of the U.S. accounted for approximately 63% of net revenues in third quarter fiscal 2008, compared to 64% in the third quarter fiscal 2007. In addition, sales to customers outside of the U.S. accounted for approximately 60%, 59% and 56% of our net revenues for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

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

Substantially all of our international sales are U.S. dollar-denominated. Future increases in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. In the future, we may elect to invoice some of our international customers in local currency, which will expose us to fluctuations in exchange rates between the U.S. dollar and the particular local currency. If we do so, we may decide to engage in hedging transactions to minimize the risk of such fluctuations.

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

Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment.

As of March 30, 2008, two customers accounted for more than 10% of our accounts receivable balance. Some of our customers are likely to experience serious cash flow problems and, as a result, may find it difficult to obtain financing, if financing is available at all. If our customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment of, the amounts that they owe us.

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

Claims of Infringement by Others May Increase and the Resolution of Such Claims May Adversely Affect Our Ability to Compete and Our Operating Results.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents, copyrights, including rights to “open source” software, and other intellectual property rights, and in fact we are currently parties to patent litigations as described under Part II, Item 1, Legal Proceedings. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the issuance of new patents at a rapid pace, it is not possible to determine in advance if a product or component might infringe the patent rights of others. Because of the potential for courts awarding substantial damages and the lack of predictability of such awards, it is not uncommon for companies in our and similar industries to settle even potentially unmeritorious claims for very substantial amounts. We expect to increasingly be subject to infringement claims asserted by third parties as the numbers of products and competitors in the market for network switches grow and product functionality overlaps.

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

We have received notice from certain companies alleging that we may be infringing their patents. We are currently engaged in patent litigation with Enterasys Networks, Inc., Network-1 Security Solutions, and Fenner Investments, Ltd. Without regard to the merits of these or any other claims, if judgments by a court of law on this or any other claim received in the future were to be upheld, or if we were otherwise to agree to the settlement of such claims, the consequences to us may be severe and could require us, among other actions to:

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

In particular, in December 2004, the Financial Accounting Standards Board issued a statement requiring companies to record stock option grants as compensation expense in their income statements. This statement was effective beginning with the first quarter of our fiscal 2006. The methodology for expensing such stock options is based on, among other things, the historical volatility of the underlying stock and the expected life of our stock options. Our stock price has been historically volatile. Therefore, the adoption of this accounting standard has, and will continue to, negatively impact our profitability and may adversely impact our stock price. In addition, our adoption of this standard could limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees.

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

Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The operative amended complaint is brought purportedly on behalf of all persons who purchased Extreme Networks’ common stock from April 8, 1999 through December 6, 2000. It names as defendants Extreme Networks; six of our present and former officers and/or directors, including our CEO (the “Extreme Networks Defendants”); and several investment banking firms that served as underwriters of our initial public offering and October 1999 secondary offering. (See “IPO Securities Litigation” in Item 3 Legal Proceedings) We cannot assure you that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

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

In addition, the EU also adopted Directive 2002/95/EC on Restriction on the Certain Hazardous Substances in Electrical and Electronic Equipment (the “RoHS Directive”). The RoHS Directive bans in the EU the use of certain hazardous materials in electrical and electronic equipment. The RoHS Directive went into effect on July 1, 2006, the date by which each EU-member country was required to adopt legislation implementing the RoHS Directive in that country. Certain EU-member countries where we import products have adopted such implementing legislation effective July 1, 2006, while other EU-member countries have either not yet adopted implementing legislation or have not yet adopted rules under their implementing legislation. The manner of implementation of the RoHS Directive in each EU country will likely vary, and we will face challenges complying with the differing implementation of the RoHS Directive in each country. Failure to comply with the regulatory requirements in one jurisdiction may adversely impact our ability to do business in that jurisdiction as well as others. We have incurred higher manufacturing costs and increased our European service spare parts inventory by approximately $5.1 million as of July 2, 2006 as a result of complying with the RoHS Directive. During fiscal 2007, we did not increase our European service spare parts inventory further as a result of complying with the RoHS Directive. As of March 30, 2008, we were fully compliant with the RoHS Directive. Similar legislation has been or could be enacted in other countries outside the EU, the cumulative impact of which could similarly impact our financial condition or results of operations.

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

We believe that our existing working capital and cash available from credit facilities and future operations will enable us to meet our working capital requirements for at least the next twelve months. However, if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we may need additional capital. The development and marketing of new products and the expansion of reseller and distribution channels and associated support personnel requires a significant commitment of resources. In addition, if the markets for our products develop more slowly than anticipated, or if we fail to establish significant market share and achieve sufficient net revenues, we may continue to consume significant amounts of capital. As a result, we could be required to raise additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution of the shares held by existing stockholders. If additional funds are raised through the issuance of debt securities, such securities may provide the holders certain rights, preferences, and privileges senior to those of common stockholders, and the terms of such debt could impose restrictions on our operations. We cannot assure you that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

We May Realize Losses on Our Investments in Auction Rate Securities and be Unable to Liquidate These Investments at Desired Times and in Desired Amounts

As of March 30, 2008, we held $40.8 million in auction rate securities (“ARS”), which we classify as investments. All of our ARS had credit ratings of AAA or Aaa when purchased, and none are mortgage-backed debt obligations. Our ARS are valued at a fair value which approximates their par value. During February and March 2008, auctions failed for all $40.8 million of the ARS we held because sell orders exceeded buy orders. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. We do not believe the carrying values of our ARS are impaired. However, if the issuers of these securities are unable to successfully close future auctions and their credit ratings are lowered, we may be required to record future impairment charges related to these investments, which would harm our results of operations.

We May Be Required to Record Impairment Charges in Future Quarters as a Result of the Decline in Value of Our Investments in Auction Rate Securities.

As of March 30, 2008, we reclassified our entire balance from short-term investments to non-current auction rate securities on our condensed consolidated balance sheet because of our inability to determine when our investments in ARS would settle. As of March 30, 2008 we have valued the ARS at a fair value that approximates par. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include the issuer’s inability to successfully close future auctions, changes to credit ratings of the securities, discount rates and ongoing strength and quality of market credit and liquidity. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record impairment charges in future quarters.

We Have Entered into Long-Term Lease Agreements for Several Facilities that are Currently Vacant and May be Difficult to Sublease due to Current Real Estate Market Conditions.

We have certain long-term real estate lease commitments carrying future obligations for non-cancelable lease payments. Reductions in our workforce and the restructuring of operations since fiscal 2002 have resulted in the need to consolidate certain of these leased facilities, located primarily in Northern California, for which we recorded excess facilities charges of approximately $4.0 million in fiscal 2007, $3.3 million in fiscal 2006, $6.5 million in fiscal 2004, and $9.6 million in fiscal 2003. For more information, see Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. We may incur additional charges for excess facilities as a result of additional reductions in our workforce or future restructuring of operations. We will continue to be responsible for all carrying costs of these facilities until such time as we can sublease these facilities or terminate the applicable leases based on the contractual terms of the lease agreements, and these costs may have an adverse effect on our business, operating results and financial condition.

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

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents, short-term investments, marketable securities and long-term debt that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 30, 2008. This table does not include money market funds because those funds are generally not subject to market risk.

	Date of maturity
	Three months or less	Three months to one year	Greater than one year	Total	Fair value
Included in cash and cash equivalents	$24,109			$24,109	$24,109
Weighted average interest rate	3.10%
Included in short-term investments	$16,899	$31,193		$48,092	$48,092
Weighted average interest rate	4.85%	3.75%
Included in marketable securities			$111,077	$111,077	$111,077
Weighted average interest rate			5.59%

We hold a variety of interest bearing auction rate securities, or ARS, that represent investments in pools of student loans. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. As of March 30, 2008, we reclassified our entire balance from short-term investments to non-current auction rate securities on our condensed consolidated balance sheet because of our inability to determine when our investments in ARS would settle.

As of March 30, 2008 we have valued the ARS at a fair value which approximates their par value. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities, discount rates and ongoing strength and quality of market credit and liquidity.

If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record impairment charges in future quarters.

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

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). At March 30, 2008, these forward foreign currency contracts had a notional principal amount and fair value of $5.8 million. These contracts have maturities of less than 60 days.

Additionally, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS 133. At March 30, 2008, we held foreign currency forward contracts with a notional principal amount and fair value of $9.7 million. These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction gains and losses from operations, including the impact of hedging, were a gain of $0.2 million in the third quarter of fiscal 2008 and a loss of $0.1 million for the first nine months of fiscal 2008. Foreign currency transaction gains and losses from operations, including the impact of hedging, were immaterial in the three and nine month periods ended April 1, 2007.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Limitations of the Effectiveness of Internal Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout our organization. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, in fact, effective at the “reasonable assurance” level.

Change in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

As described in our Annual Report on Form 10-K for the fiscal year ended July 1, 2007, we are involved in the following legal proceedings:

Government Inquiries Relating to Historical Stock Option Practices

On June 27, 2006, the Company received an informal inquiry letter from the Staff of the SEC Enforcement Division requesting that the Company voluntarily provide documents related to its policies, practices and procedures for granting stock options for the period since its initial public offering on April 9, 1999 (“IPO”). The Company responded to the request and cooperated fully with the SEC inquiry. On February 26, 2008, the Company received written notice from the Staff of the SEC confirming that the Staff had concluded it investigation concerning the Company’s historical stock option granting practices and that no enforcement action was recommended to the Commission.

IRS Information Request

On June 11, 2007, the Company received a request from the Internal Revenue Service for documents pertaining to its historical stock option grants and other matters. The Company is cooperating with the request.

Late SEC Filing and Nasdaq Delisting Proceedings

Due to the Special Committee investigation and the resulting restatement of our fiscal 2000 through 2005 financial statements, the Company did not timely file its Form 10-K for the fiscal year ending July 2, 2006 or the Quarterly Reports on Forms 10-Q for the quarters ended October 1, 2006, December 31, 2006 and April 1, 2007. The Company initially received Nasdaq Staff Determination notices stating that the Company was not in compliance with Marketplace Rule 4310(c) (14) because it had not timely filed such periodic reports with the SEC. Those filings were made on June 28, 2007. On July 2, 2007, the Company received a written notice from the Nasdaq Stock Market stating that the Nasdaq Listing and Hearing Review Council had determined that as of that date the Company had demonstrated compliance with all Nasdaq Marketplace Rules. On July 3, 2007, the Company received a further Staff Determination notice from the Nasdaq Stock Market stating that the Company was not in compliance with Nasdaq’s Marketplace Rule 4350(e) due to a failure by the Company to hold its annual meeting of shareholders within the time required by Rule 4350(e). On July 30, 2007, the Company held an annual meeting of shareholders. On August 3, 2007, the Company received a written notice from the Nasdaq Listing Qualifications Panel confirming that the Company had demonstrated compliance with all Nasdaq Marketplace Rules, and that the Panel determined to continue the listing of the Company’s securities on The Nasdaq Stock Market. Accordingly, the Company believes that the Nasdaq delisting proceedings have concluded.

Shareholder Litigation Relating to Historical Stock Option Practices

On April 25, 2007, an individual identifying herself as a shareholder of the Company filed a derivative action in the United States District Court for the Northern District of California purporting to assert claims on behalf of and in the name of the Company against various of our current and former directors and officers relating to our historical stock option granting and related accounting practices. Two similar derivative actions were filed thereafter in the same court by other individuals. The three cases were consolidated by order of the court on August 2, 2007 and an amended consolidated complaint was filed on October 11, 2007. The amended consolidated complaint alleges that the individual defendants breached their fiduciary duties and other obligations to the Company and violated state and federal securities laws in connection with our historical stock option granting process in connection with options granted from 1999 to 2002 and our accounting for past stock options. The plaintiff has asserted claims for violations of Sections 10(b) (including Rule 10b-5 thereunder), 14(a), and 20(a) of the Securities Exchange Act of 1934, unjust enrichment, breach of fiduciary duty and aiding and abetting such breach, abuse of control, constructive fraud, waste, rescission, insider selling and a claim for an accounting of all stock option grants made to the named defendants. The Company is named as a nominal defendant in these actions. On behalf of the Company, the plaintiff seeks unspecified monetary and other relief against the individual directors and officers. The Company, as nominal defendant, has asked the Court to dismiss the case. Discovery has not yet commenced and the individual defendants are not yet required to respond to the amended consolidated complaint. We cannot at this time predict whether this matter will result in any material recovery by or expense to the Company.

Patent Litigation

On February 26, 2008, Fenner Investments, Ltd. filed suit against Extreme Networks, D-Link Systems, Zyxel Communications, SMC Networks, Enterasys, Foundry, Netgear, Inc. and 3Com Corporation in the United States District Court for the Eastern District of Texas, Civil Action No. 08-CV-00061 alleging infringement of US Patent No. 7,145,906, titled “Packet Switching Node” and seeks damages and treble damages, an injunction preventing defendants from infringement, inducement of infringement and contributory infringement, and attorneys fees, costs and interest. We cannot, at this time, predict whether this matter will result in any material expense to the Company.

On February 7, 2008, Network-1 Security Solutions filed suit against Extreme Networks, Cisco Systems, Inc., Cisco-Linksys, L.L.C., Adtran, Inc., Enterasys, Foundry, Netgear, Inc. and 3Com Corporation in the United States District Court for the Eastern District of Texas, Civil Action No. 6:08c30. The complaint alleges infringement of U.S. Patent No. 6,218,930 and seeks damages and treble damages, an injunction preventing defendants from infringement, inducement of infringement and contributory infringement, and attorneys fees, costs and interest. We cannot, at this time, predict whether this matter will result in any material expense to the Company.

On April 20, 2007, Extreme Networks filed suit against Enterasys in the United States District Court for the Western District of Wisconsin, Civil Action No. 07-C-0229-C. The complaint alleges willful infringement of U.S. Patents Nos. 6,104,700, 6,678,248, and 6,859,438, and seeks injunctive relief against Enterasys’ continuing sale of infringing goods and monetary damages. On May 30, 2007, Enterasys filed counterclaims for infringement of three of its patents, U.S. Patent Nos. 5,195,181; 5,430,727; and 6,041,042. On April 9, 2008, the court dismissed Enterasys’ counterclaims on one of the patents with prejudice. On May 5, 2008, the court granted Extreme Networks motion for summary judgment, finding that Extreme Networks does not infringe Enterasys’ two remaining patents and dismissing all of Enterasys’ remaining counterclaims with prejudice. A trial date on Extreme Networks’ claims against Enterasys has been set for May 21, 2008.

On June 21, 2005, Enterasys filed suit against Extreme Networks and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Massachusetts, Civil Action No.05-11298 DPW. The complaint alleges willful infringement of U.S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560,236, and seeks: a) a judgment that Extreme willfully infringes each of the patents; (b) a permanent injunction from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) damages and a “reasonable royalty” to be determined at trial; (d) trebled damages; (e) attorneys fees, costs and interest; and (f) equitable relief at the court’s discretion. Foundry brought a claim for reexamination of five of the patents at issue to the Patent and Trademark Office (“PTO”). The parties stipulated, and the court agreed, to stay the proceeding until the results of the reexamination are released by the PTO. Once the stay is lifted, and should the case remain at that point, we intend to vigorously defend against Enterasys’ assertions, which we believe to be without merit.

IPO Securities Litigation

Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.).The operative amended complaint names as defendants Extreme Networks; six of our present and former officers and/or directors, including our CEO (the “Extreme Networks Defendants”); and several investment banking firms that served as underwriters of our initial public offering and October 1999 secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. Previously, we executed a settlement agreement presented to all issuer defendants. In that settlement, plaintiffs would dismiss and release all claims against the Extreme Network Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Extreme Networks Defendants would not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeded the amount of the insurance coverage. The Court gave preliminary approval to the settlement in February 2005 and held a hearing in April 2006 to consider final approval of the settlement. Before the Court issued a final decision on the settlement, on December 5, 2006 the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Thereafter, on December 14, 2006, the Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit Court of Appeals for a rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit Court of Appeals denied plaintiffs’ petition for a rehearing, but clarified that the plaintiffs may seek to certify a more limited class. Accordingly, the parties withdrew the prior settlement, which has been terminated, and plaintiffs filed amended complaints in designated focus or test cases with a proposed redefined class in an attempt to comply with the Second Circuit’s order. On March 26, 2008, the Court issued an order granting in part and denying in part motions to dismiss the amended complaints in the focus cases. In particular, the Court denied the motions to dismiss as to the Section 10(b) claims. It also denied the motions to dismiss as to the Section 11 claims except for those claims raised by two different classes of plaintiffs. More specifically, the Court dismissed the Section 11 claims raised by (1) those plaintiffs who had no conceivable damages because they sold their securities above the offering price; and (2) those plaintiffs whose claims were time barred because they purchased their securities outside the previously certified class period. If the prior settlement is not renegotiated and then approved by the Court, there is no assurance that we will prevail in the lawsuit. Failure to prevail could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future.

We may from time to time be party to litigation arising in the course of our business, including, without limitation, allegations relating to commercial transactions or business relationships or intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Litigation in general, intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict.

Item 1A.	Risk Factors

The material changes to the risk factors from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended July 1, 2007 are as follows:

•

We have deleted the risk factors entitled “We Were Not in Compliance With SEC Reporting Requirements During Fiscal Year 2007, and Nasdaq Listing Requirements During Portions of Fiscal Years 2007 and 2008, and We May Continue to Face Compliance Issues With Both. If We Are Unable to Remain in Compliance With SEC Reporting Requirements and Nasdaq Listing Requirements, There May be a Material Adverse Effect on the Company and Our Stockholders”; and “It May Be Difficult or Costly to Obtain Director and Officer Insurance Coverage as a Result of Our Stock Option Related Issues.”

•

In the risk factor entitled “We Cannot Assure You That We Will Be Profitable in the Future,” we added the phrase “we reported losses for the third quarter of fiscal 2008 and for” to the middle of the first sentence of the paragraph and deleted the phrase “and our revenue declined in fiscal 2007” at the end of such sentence.

•

In the risk factor entitled “Our Future Success Will Depend in Part Upon Increasing Our Revenue in the U.S. Market,” we modified the first sentence such that it now reads as follows: “Revenues in the U.S. decreased 2% in the third quarter of fiscal 2008 from the third quarter of fiscal 2007, and decreased 9% in fiscal 2007 from fiscal 2006 and 17% in fiscal 2006 from fiscal 2005.”

•

In the risk factor entitled “We Depend Upon International Sales for a Significant Portion of Our Revenue and Our Ability to Grow Our International Sales Depends on Successfully Expanding Our International Operations,” we modified the third and fourth sentence of the first paragraph to read “Sales to customers outside of the U. S. accounted for approximately 63% of net revenues in the third quarter of fiscal 2008, compared to 64% in the third quarter of fiscal 2007. In addition, sales to customers outside of the U.S. accounted for approximately 60%, 59% and 56% of our net revenues for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.” We modified the first sentence in the second paragraph to read “Substantially all four international sales are U.S. dollar denominated.”

•

In the risk factor entitled “Some of Our Customers May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment,” we modified the first sentence of the first paragraph such that it now reads in its entirety as follows: “As of March 30, 2008, two customers accounted for more than 10% of our accounts receivable balance.”

•

In the risk factor entitled “We Are Engaged in Litigation Regarding Intellectual Property Rights, and an Adverse Outcome Could Harm Our Business and Require Us to Incur Significant Costs,” we modified the first paragraph to read “We have received notice from certain companies alleging that we may be infringing their patents. We are currently engaged in patent litigation with Enterasys Networks, Inc., Network-1 Security Solutions, and Fenner Investments, Ltd. Without regard to the merits of these or any other claims, if judgments by a court of law on this or any other claim received in the future were to be upheld, or if we were otherwise to agree to the settlement of such claims, the consequences to us may be severe and could require us, among other actions to:”

•

In the risk factor entitled “Claims of Infringement by Others May Increase and the Resolution of Such Claims May Adversely Affect Our Ability to Compete and Our Operating Results,” we modified the first sentence of the first paragraph to add the following to the end of the sentence: “, and in fact we are currently parties to patent litigations as described under Part II, Item 1., Legal Proceedings.”

•

In the risk factor entitled “If a Key Reseller, Distributor, or Other Significant Customer Cancels or Delays a Large Purchase, Our Net Revenues May Decline and the Price of Our Stock May Fall,” we modified the second sentence of the first to read as follows: “One distributor, Tech Data, accounted for greater than 10% of our net revenue in the first, second and third quarters of fiscal 2008 and in fiscal 2007, 2006 and 2005.”

•

We have added the following risk factors: “We May Realize Losses on Our Investments in Auction Rate Securities and be Unable to Liquidate These Investments at Desired Times and in Desired Amounts” And “We May be Required to Record Impairment Charges in Future Quarters as a Result of the Decline in Value of Our Investments in Auction Rate Securities.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 18, 2008, Avaya, Inc. exercised a warrant to acquire 859,264 shares of Extreme Networks common stock at an exercise price of $0.01 per share. The warrant was originally issued to Avaya on October 30, 2003 in connection with a strategic alliance to jointly develop and market converged communications solutions. In connection with the alliance, Extreme Networks and Avaya executed a Joint Development Agreement and related Distribution Agreement under which Avaya is entitled to resell Extreme Networks products in exchange for, among other consideration, a warrant to purchase up to 2,577,794 shares of Extreme Networks common stock at a price of $0.01 per share. The warrant had a ten-year exercise period and, if not exercised during that period, expired on October 30, 2013. The warrant was exercisable with respect to one third of the total shares available 90 days after the effective date of the agreements, and the remaining shares became exercisable based upon the completion of certain milestones by Avaya. Avaya exercised portions of the warrant with respect to 859,265 shares of Extreme Networks common stock on March 17, 2004 and, 859,265 shares on August 8, 2005. There are no remaining shares to be issued in connection with the Avaya warrant as of March 30, 2008.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

a)	Exhibits:

3.8	Amended and Restated Bylaws of Extreme Networks, Inc., effective as of December 21, 2007.

Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 27, 2007.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC.
(Registrant)

/s/ KAREN ROGGE
KAREN ROGGE
Senior Vice President and Chief Financial Officer

May 9, 2008