Form 10-K
period 2008-06-29
EXTREME NETWORKS INC
filed 2008-09-09
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $398.2 million as of December 28, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the per share closing price of the Registrant’s common stock as reported on The Nasdaq Global Market reported on such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

116,867,768 shares of the Registrant’s Common stock, $.001 par value, were outstanding as of August 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference from the definitive proxy statement for the Company’s 2008 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

EXTREME NETWORKS, INC.

FORM 10-K

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly, our expectations regarding results of operations, our ability to expand our market penetration, our ability to expand our distribution channels, customer acceptance of our products, our ability to meet the expectations of our customers, product demand and revenue, cash flows, product gross margins, our expectations to continue to develop new products and enhance existing products, our expectations regarding the amount of our research and development expenses, our expectations relating to our selling, general and administrative expenses, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expectations concerning the availability of products from suppliers and contract manufacturers, anticipated product costs and sales prices, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding the rationalization of our workforce and facilities, our expectations regarding materials and inventory management, and our expectations regarding the completion of our pending tender offer to purchase shares of our common stock. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the section entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-K and other filings we have made with the Securities and Exchange Commission. More information about potential factors that could affect our business and financial results is set forth under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

Item 1. Business

Overview

Extreme Networks, Inc., together with its subsidiaries, (collectively referred to as Extreme or the Company and as we, us and our) is a leading provider of network infrastructure equipment for corporate, government, education and health care enterprises and metropolitan telecommunications service providers. We were established in 1996 to address the issues caused by slow and expensive legacy networks. Our technology vision since the founding of the Company has been “Ethernet Everywhere” – a unifying network strategy that uses proven Ethernet technology to simplify each element of the network. Our vision of Ethernet Everywhere helped us deliver easily deployable, highly scalable, comprehensively managed networks with ubiquitous bandwidth for applications and users. The resulting proliferation of applications, users and devices on the network has lead to new opportunities, including the securing of network infrastructure. This becomes more critical as voice and video converge onto the data network. An attack on a converged enterprise network exposes the voice services within the company or in the case of a carrier exposes the voice services for their customers, to reliability and availability risks. Realizing the high availability requirement and broad reach of converged Ethernet networks, we have enhanced our vision of Ethernet Everywhere to “Insight and Control.” Our vision today is to provide meaningful insight into, and greater control over, Ethernet infrastructure.

Industry Background

Businesses, governments, educational institutions, service providers, and other enterprise organizations have become highly dependent on their internal networks and the Internet. These networks serve as a central communications infrastructure connecting internal and external sites, delivering point to point voice traffic and bandwidth-demanding streamed video communications. Computing applications, such as Enterprise Resource Planning (ERP) or Customer Relationship Management (CRM) systems, large enterprise data warehouses and sophisticated online transaction and other e-business applications, require the support of significant network resources as does the increased use of converged communication applications like IP Telephony. The emergence of the desktop Internet browser as a standard user interface as well as the Internet Protocol, or IP, as a common, enabling network technology has enabled bandwidth-intensive applications that integrate voice, video and data over TCP/IP to be deployed extensively throughout organizations. The steady rise in application sophistication, the proliferation of network-delivered services to the residence and the associated bandwidth load demands a fast, flexible and scalable network infrastructure.

Networking environments can be segmented into local area networks, or LANs and WLANs, wide area networks, or WANs, and metropolitan area networks, or Metros.

LANs and WLANs. LANs are traditional networks designed for connecting users to many types of application servers, which may be held locally or remotely accessed through either private WANs or through secured public Internet communications. The LAN consists of servers, clients, a network operating system and a communications link to connect the LAN to other networks and to the Internet. WLANs are wireless versions of the hard-wired LANs.

The LAN market in which we participate consists primarily of large and medium-sized enterprise customers around the globe.

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

In recent years, the Metro network has become a critical and dynamically evolving arena within the overall IP network infrastructure landscape. In addition to steadily rising traffic load, the underlying network technologies, architectures and protocols are experiencing incremental change. The Metro market includes service providers (Metro Service Providers) such as ILECs and CLECs as well as alternative Metropolitan Service Providers such as utility companies, railroads and municipalities that provide Metro network services to connect multiple facilities. For example, a local government might build a Metro network to interconnect agencies, such as city hall, fire departments, road and vehicle maintenance facilities, hospitals and emergency centers, social services and public libraries. The same technologies and network architectures associated with Metros are becoming popular within large and very large corporate enterprises, which can utilize private Metros, by lighting “dark” fiber optic cabling, to create a “super campus” network, connecting facilities spread over a city-size area.

Requirements For A Converged Network

Enterprise and service providers demand networking solutions that support multiple communication flows over the same infrastructure. Data, voice and video traffic being delivered to a broader range of end-devices over both wired and wireless connectivity represents a platform upon which they can build unique and innovative services for their users and customers. The adoption of Voice-over-IP (VoIP), the continued proliferation of converged edge devices and the notable and on-going growth in the roll out of Power over Ethernet (PoE) demonstrate that the trend towards deploying fully converged, highly available and reliable infrastructure will continue to gain momentum. Converged networks require the following characteristics:

High Availability. To avoid network outages, hardware availability, network operating system availability and network-level availability have to be combined. Simply addressing one of these is not sufficient to support a converged network. Switch hardware must support redundant management modules with hitless failover, hot swappable line cards, redundant power supplies and redundant cooling fans for hardware high availability. High availability switches used to implement a converged network must have a modular operating system to ensure stability of the software as well as the hardware. Ethernet switches must also support a variety of link-level resiliency protocols that allow customers to reroute critical and latency sensitive traffic, IP Telephony for example, in less than 50 milliseconds should a network link fail.

Quality of Service. Network users expect high-quality connections for all converged services, regardless of whether other bandwidth intensive applications are placing heavy demands on the network. Quality of Service (QoS) solutions that allow network administrators and carriers to assign the appropriate amount of bandwidth to the applications deemed most important are crucial in implementing a converged network. Switches must introduce very low traffic ‘jitter’ and have minimal impact on the overall communication latency if they are to be part of a converged network.

Comprehensive security. Trying to manage a secure environment in a world full of threats has consistently increased the demands on all IT organizations. Additionally, regulatory compliance has made enterprise security a critical component of meeting new legislation requirements. A comprehensive security implementation has to make sure that only the authorized users, authorized devices and authorized applications are allowed on the network. Identity based user access control, laptop and desktop scanning and authentication, and network wide coverage for rapidly propagating threats and intrusion prevention are critical to achieving comprehensive security.

Ease of management. Proactive network monitoring and ease of network management are key ingredients in the design and successful operation of a converged network. IT administrators must be able to easily monitor converged applications like IP Telephony and Video services and quickly perform other critical operational tasks, both locally and globally.

Evolving Industry Trends

The networking industry continues to evolve, and we believe that, in addition to the continued demand for converged networks, the following trends have and will continue to influence the industry and the buying habits and needs of enterprises and service providers:

•

Increasing Demand for Bandwidth. The continued and accelerating adoption of electronic communication in all aspects of our lives results in ever increasing demands for networks that provide high-availability and high-performance bandwidth. The following factors, among others, are driving this demand:

•	the proliferation of next generation converged mobile devices;

•	the broader deployment of 'triple-play' services (telephone, data and television over one network) to the residence; and

•	the availability and implementation of business applications and processes enabled by the Internet and other electronic communications.

•

Carrier Ethernet Transformation. As a result of the move towards converged service delivery of data, voice and video for both residences and businesses and increasing competition to provide these services, service providers are seeking to broaden their market reach while reducing operational cost and complexity. The legacy solutions of SONET/SDH and MPLS are not delivering the required operating expense efficiencies. As a result, we believe service providers will turn to ‘Carrier Ethernet’ to deliver scale, performance and flexibility with the economic value of layer 2 Ethernet infrastructure.

Technologies such as Provider Backbone Transport (PBT) and Provider Backbone Bridging Traffic Engineering (PBT-TE) are emerging and receiving growing interest within the service provider community as they seek to evaluate this new lower cost, lower complexity solution. When these new technologies are combined with standards for the inter-connectivity between two service providers or “network peering,” service providers are able to broaden their market reach at a lower operating cost per connected service consumer.

•

Price/Performance. The increasing demand for bandwidth together with the availability of higher performance components and solutions has caused enterprises and service providers to expect significantly improved performance at lower prices. The arrival and growing adoption of equipment that can transport data at10 Gigabit connection speeds, soon to be followed by equipment offering 40 Gigabit and 100 Gigabit connection speeds, is resulting in the expectation for lower price per network port for lower speed connectivity.

•

Industry vendor consolidation. Consolidation of vendors within the Ethernet networking market and between adjacent markets (storage, security, wireless & voice applications) continues to gain momentum. We believe that the underpinning technology for all of these adjacent markets is Ethernet. As a result, we believe that independent Ethernet switch vendors are being acquired or merged with larger, adjacent market vendors to enable them to deliver complete and broad solutions.

The Extreme Networks Solution

We provide secure Ethernet networking solutions that meet the requirements of today’s enterprises and service providers by providing high performance, solution scalability, power-efficiency, advanced policy-based Quality of Service, simplicity of use and lower cost of ownership. Our products are based on industry-standard routing and network management protocols and offer open extensibility and interoperability. Our switches can be managed from any browser-equipped computer, via a Telnet or Secure-Shell (SSH) applet supported in almost all operating systems. The Telnet/SSH applet allows access to the Command Line Interface, or CLI, which a system administrator may prefer to use.

The key benefits of our complete solutions which meet the demanding requirements for converged networks are:

High Availability: Customers can choose redundant management modules with hitless failover, hot swappable line cards and redundant power supplies and fan trays for hardware high availability; a modular operating system (ExtremeXOS) for high system availability; and a variety of link-level resiliency protocols, including Ethernet Automatic Protection Switching (EAPS). Developed by us, EAPS is a critical protocol in any converged network. This open protocol allows the Enterprise or Metro Service Provider to reroute critical communications (IP Telephony calls, security cameras, electronic patient information, etc) in less than 50 milliseconds should a network connection fail. In most occasions and configurations, this industry-leading speed of recovery is executed before the transmitting or receiving application is aware that a failure has occurred allowing businesses to continue uninterrupted even if disaster strikes.

Quality of Service: We offer an excellent and versatile QoS solution that allows IT administrators and carriers to assign the appropriate amount of bandwidth to mission critical applications such as IP Telephony and voice over wireless LANs. Our legacy of experience with communication quality controls started with us being the first to market with broad QoS controls for Ethernet. Policy based QoS offered by us allows network operators to automate and simplify bandwidth control. The ability to precisely deliver the specified bandwidth to a large number of applications and users is a hallmark of our QoS solution.

Comprehensive Security: Our security solution delivers the services demanded by our customers – a network that has security in its heart, rather than added as an afterthought. Our security solution, which combines secure switches with our powerful security rules engine, enables customers to implement unified wired and wireless network access and IP Telephony in a secure environment. CLEAR-Flow, our wire-speed security rules engine, helps detect and mitigate denial of service attacks. In the case of rapidly propagating Day-Zero threats, such as worm storms, CLEAR-Flow combined with Sentriant, our scalable, virtual security resource, can help protect the network.

Ease of Management: We offer a suite of network management tools that allow network operators to monitor and manage the network in an automated fashion. Using our tools, network administrators can quickly and easily monitor converged network traffic (voice, video and data), accommodate changes and perform other critical operational tasks. Also, software developers can interact directly with our products using a standards-based Application Programming Interface (API) and the industry standard XML (eXtensible Markup Language) to manage the network and optimize application performance.

The Extreme Networks Strategy

Our goal is to be the provider of the most innovative and effective network solutions that create an improved applications and services infrastructure for enterprises and service providers. We seek to provide our customers with a best-of-breed alternative to single-sourced, highly proprietary networking equipment from larger competitors.

Key elements of our strategy include:

Provide simple, easy-to-use, high-performance, cost-effective switching solutions. We offer customers easy-to-use, power efficient, high performance, cost-effective switching solutions that meet the specific demands of enterprises, and Metro Service Providers. Our products provide customers with scalability from 10 Megabit Ethernet to 10 Gigabit Ethernet combined with the wire-speed, non-blocked routing of ASIC-based or merchant silicon-based Layer 3 switching. We intend to capitalize on our expertise in Ethernet, IP and hardware-based switching technologies to continuously develop new products that will meet the future requirements of a broad range of customers.

Expand market penetration. We continue to market our products to new customers in multiple market segments. The majority of our business is with enterprise customers, including those in government, healthcare and education sectors. Additionally, we aim to leverage our technology development, service, support and business infrastructure resources to address the metropolitan Ethernet market. These service provider customers include ISPs, Internet Exchange points, content providers and Metro Service Providers. While currently most of our service provider and Metro-related business is generated outside of the United States, we believe there is a long-term growth opportunity in the metropolitan Ethernet market on a worldwide basis. Once customers deploy our products, they obtain the increased benefits of our solution by simplifying their networks, extending policy-based QOS, reducing costs of ownership, realizing lower electrical power demands and heat generation, while increasing performance.

Extend switching technology leadership. Our technological leadership is based on innovative switching technology, the depth and focus of our market experience and the ExtremeXOS™ and ExtremeWare® operating systems. We intend to invest our engineering resources in our innovative switching technology, our operating system and other development areas to create leading-edge technologies that will increase the performance and functionality of our products and as a direct result, the value of the Extreme Networks solution to our customers. We also intend to maintain our active role in industry standards committees such as the Institute for Electrical and Electronics Engineers, or IEEE, and the Internet Engineering Task Force, or IETF.

Leverage and expand multiple distribution channels. We distribute our products through select distributors and a large number of worldwide resellers, including regional networking system resellers, network integrators and wholesale distributors. We maintain a field sales force to support our resellers and to sell directly to a small number of strategic accounts. We are continually developing and refining our two-tier distribution channel strategy.

Maintain and extend our Strategic Alliances. We have established strategic relationships with a number of industry-leading vendors to both provide increased and enhanced routes to market, but also to collaboratively develop unique extensions to the combined alliance solution. One example of this combined value is the creation of a joint development project team with Avaya, one of our alliance partners. This project team delivers technologies like Converged Network Analyzed (CAN) that enable our customers to proactively monitor performance of converged network environments. We also have alliances with Siemens, Ericsson and others that provide additional presence and access within our target markets.

Provide high-quality customer service and support. We seek to enhance customer satisfaction and build customer loyalty through high-quality service and support. This includes a wide range of standard support programs that provide the level of service our customers require, from standard business hours to global 24-hour-a-day, 365-day-a-year real-time response support. We intend to continue to enhance the ease of use of our products, and to invest in support services by adding new support programs for our distributors and resellers as we feel appropriate. We are committed to providing customer-driven product functionality through feedback from key prospects, consultants, channel partners and end-user customers.

Products

We design and sell secure network infrastructure equipment and offer related services to enterprises and service providers around the globe. Our products can be categorized as:

•	Stackable Ethernet switching systems;

•	Modular (“chassis”) Ethernet switching systems;

•	Wireless Ethernet controllers and access points; and

•	Electronic network security systems.

Stackable Ethernet switching systems

Our Summit™ product family delivers Ethernet connectivity for the network edge, aggregation, core and the data center for enterprise customers and service providers. Within the family are products that offer a range of connection speeds (10/100Mb to 10 Gigabit), various physical presentations (copper and fiber) and options to have power-delivery (Power-over-Ethernet) or unpowered standard Ethernet ports. The Summit products in conjunction with our operating system and centralized management product provide the features, performance and reliability required by our customers to deploy, operate and manage converged networking infrastructure.

Modular Ethernet switching systems

Our Black Diamond™ and Alpine™ products deliver chassis-based (modular) Ethernet connectivity solutions for enterprises and service providers. These products have a range of management and line cards that allow our customers to configure the systems to meet specific needs. As with our Summit products, the Black Diamond and Alpine products in conjunction with our operating system and the centralized management product provide the density, performance and reliability required to serve in environments with demanding applications.

Wireless Ethernet controllers and access points

In addition to our wired Ethernet switch portfolio, we offer our SummitWM™ family of wireless network controllers and associated Altitude™ access points to enable the deployment of nomadic and mobile converged network applications. Our wireless access products are environmentally hardened to enable indoor and outdoor deployments while offering performance options including 802.11b/g to 802.11n.

Electronic network security systems

Our Sentriant™ family of security systems offer electronic protection for Ethernet networks from the initial connection and access by a user (the Sentriant Access Guard family) to ongoing network monitoring and detection of anomalies in behavior and communications (Sentriant Network Guard). The Sentriant products integrate into our wired or wireless Ethernet infrastructure to provide insight and broad control throughout the environment.

Sales, Marketing and Distribution

We conduct our sales and marketing activities on a worldwide basis through a distribution channel utilizing distributors, value-added resellers and our field sales organization. A majority of our sales are currently made through channel partners to end customers. The distribution channel is comprised of independent distributors that sell primarily to resellers (tier 1), and independent resellers that sell directly to end-user customers (tier 2). In addition, we utilize our field sales organization to sell direct to end-user customers, including some large global accounts.

Strategic Alliances. Our strategic alliances partners include Avaya, Ericsson, Siemens and others who sell our products as part of an overall solution to service providers including global service providers.

Distributors. We have established several key relationships with leading distributors in the electronics and computer networking industries. We intend to maintain these relationships with distributors who may offer products or distribution channels that complement our own channels. Each of our distributors primarily resells our products to resellers. The distributors enhance our ability to sell and provide support to resellers, who may benefit from the broad service and product fulfillment capabilities offered by these distributors. One distributor, Tech Data, accounted for 11%, 12% and 12% of our net revenues in fiscal years 2008, 2007 and 2006, respectively. Distributors are generally given the right to return a portion of inventory to us for the purpose of stock rotation and participate in various cooperative marketing programs to promote the sale of our products and services. We defer recognition of revenue on all sales to distributors who maintain inventory of our products until the distributors sell the product, as evidenced by monthly “sales-out” reports that the distributors provide to us, provided other revenue recognition criteria are met. (See “Revenue Recognition” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Resellers. We rely on many resellers worldwide to help resell our products. Our resellers include regional networking system resellers, resellers who focus on specific vertical markets, value added resellers, network integrators and wholesale resellers. We provide training and support to our resellers and our resellers generally provide the first level of contact to end-users of our products. Our relationships with resellers are generally on a non-exclusive basis. Our resellers are not given privileges to return inventory and do not automatically participate in any cooperative marketing programs. We generally recognize product revenue from our reseller and end-user customers at the time of shipment, provided other revenue recognition criteria are met. When significant obligations or contingencies remain after products are delivered, such as installation or customer acceptance, revenue and related costs are deferred until such obligations or contingencies are satisfied. (See “Revenue Recognition” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

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

As of June 29, 2008, our worldwide sales and marketing organization consisted of 297 individuals, including directors, managers, sales representatives, and technical and administrative support personnel. We have domestic sales offices located in 16 states and international sales offices located in 23 countries.

International sales

International sales are an important portion of our business. In fiscal 2008, sales to customers outside of North America accounted for 56% of our consolidated net revenues, compared to 59% in fiscal 2007 and 58% in fiscal 2006. These sales are conducted primarily through foreign-based distributors and resellers managed by our worldwide sales organization. In addition, we have direct sales to end-user customers, including large global accounts. The primary markets for sales outside of North America are countries in Europe and Asia. (See “Net Revenues” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Long-Lived Assets

See Note 9 of Notes to Consolidated Financial Statements for more information regarding our long-lived assets.

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

Seasonality

Like many of our competitors, we historically have experienced seasonal fluctuations in customer spending patterns, which generally adversely affect our first and third fiscal quarters. This pattern should not be relied upon, however, as it has varied in the past.

Customer Service and Support

The markets we address all seek high reliability and maximum uptime. To that extent, we provide the following service offerings:

•	Support services for end-users and partners;

•	Professional services; and

•	Education

Support services for end-users and partners. We meet the service requirements of our customers and channel partners through Technical Assistance Centers, or TACs, located in Santa Clara, California; Utrecht, Holland; Research Triangle Park, North Carolina; and Tokyo, Japan. Our TAC engineers and technicians assist in diagnosing and troubleshooting technical issues regarding customer networks. Development engineers work with the TACs to resolve product functionality issues specific to each customer.

Professional services. We provide consultative services to improve customer productivity in all phases of the network lifecycle – planning, design, implementation, operations and optimization management. Our network architects develop and execute customized hardware deployment plans to meet individualized network strategies. These activities include the management and coordination of the design and network configuration, resource planning, staging, logistics, migration and deployment. We also provide customized training and operational best practices documentation to assist customers in the transition and sustaining of their networks.

Education. Our classes cover a wide range of topics such as installation, configuration, operation, management and optimization – providing customers with the necessary knowledge and experience to successfully deploy and manage our products in various networking environments. Classes are scheduled and available at numerous locations worldwide. We deliver training using our staff, on-line training classes and authorized training partners.

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

We have a strategic partnership with Flextronics International, Ltd. for the manufacture of our products in Guadalajara, Mexico. Flextronics’ manufacturing processes and procedures are ISO 9001 certified. We determine the components that are incorporated in our products and select the appropriate suppliers of such components.

We also maintain a strategic relationship with Alpha Networks, Inc. headquartered in Hsinchu, Taiwan. Alpha Networks is a global networking Original Design Manufacturer (ODM) leader with core competencies in areas such as Ethernet, LAN/MAN, Wireless, Broadband and VoIP. Alpha Networks’ manufacturing processes and procedures are ISO 9001 certified. We partner with Alpha Networks to design and build key product lines.

Our wireless products are supplied under an OEM supply agreement with Siemens Enterprise Communications GmbH & Co. KG. Siemens is headquartered and manufactures the products in Germany. Siemens rebrands and customizes the wireless products for us to resell to customers. Siemens’

manufacturing processes and procedures are ISO 9001 certified. Siemens has made ongoing supply and support commitments during the term of the agreement and is required to provide support for a defined period of time after any termination of the agreement.

These manufacturers utilize automated testing equipment to perform product testing and burn-in with specified tests. Together we rely upon comprehensive inspection testing and statistical process controls to assure the quality and reliability of our products.

We use our forecast of expected demand to determine our material requirements. Lead times for materials and components vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. We order most of our materials and components on an indirect basis through our contract manufacturer. Purchase commitments with our manufacturers are generally on a purchase order basis.

We intend to regularly introduce new products and product enhancements that will require us to rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturer. We have and may in the future experience delayed product shipments, delivery of products of inferior quality, delivery of insufficient quantities of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results.

Although we use standard parts and components for our products where it is appropriate, we currently purchase several key components used in the manufacture of our products from single or limited sources. Our principal single-source components include: ASICs, merchant silicon, microprocessors, programmable integrated circuits, selected other integrated circuits, custom power supplies, and custom-tooled sheet metal. Our principal limited-source components include flash memory, dynamic and static random access memories, or DRAMS and SRAMS respectively, printed circuit boards, and content addressable memories (CAMs).

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

Our product development activities focus on solving the needs of enterprises, data centers, and service providers. Current activities include the continuing development of our innovative switching technology aimed at extending the capabilities of our products. Our ongoing research activities cover a broad range of areas, including, in particular, 10 Gigabit and higher-speed Ethernet, Metro and Internet routing, network security, network management software, broadband access equipment and wireless networking equipment.

We continued to enhance the functionality of our modular operating system (ExtremeXOS™) which has been designed to provide high reliability and availability. This architecture allows us to leverage common operating system architecture across different hardware and network chipsets.

As of June 29, 2008, our research and development organization consisted of 278 individuals. Research and development efforts are conducted in several locations, including Santa Clara, California, Raleigh, North Carolina, Austin, Texas, and Chennai, India. Our research and development expenses in fiscal years 2008, 2007 and 2006 were $65.3 million, $67.1 million and $62.0 million, respectively.

Competition

The market for network switches, which is part of the broader market for networking equipment, is extremely competitive and characterized by rapid technological progress, frequent new product introductions, changes in customer requirements and evolving industry standards. We believe the principal competitive factors in the network switching market are:

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

We believe that we compete favorably with our competitors with respect to many of the foregoing factors. However, the market for network switching solutions is dominated by a few large companies, particularly Cisco Systems, Inc. In addition to Cisco Systems, we compete with public and private companies that offer switching solutions or provide alternative networking solutions, including 3Com Corporation, Alcatel-Lucent, Enterasys Networks, Inc., Foundry Networks, Inc., Hewlett-Packard Company, Huawei Technologies Corporation, Juniper Networks, Inc. and Nortel Networks, Inc. Most of these competitors have longer operating histories, greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, they have larger distribution channels, stronger brand names, access to more customers, a larger installed customer base and a greater ability to make attractive offers to channel partner and customers than we do.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Based on our commitment to build a patent portfolio, we have in process a number of patent applications relating to our proprietary technology in the United States and in selected other countries. With respect to trademarks, we have a number of pending and registered trademarks in the United States and abroad.

We enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to, and distribution of, our software, documentation and other proprietary information. In addition, we provide our software products to end-user customers primarily under “shrink-wrap” license agreements. These agreements are not negotiated with or signed by the licensee, and thus these agreements may not be enforceable in some jurisdictions. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

Environment

We maintain compliance with various regulations related to the environment, including the Waste Electrical and Electronic Equipment and Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment regulations adopted by the European Union. Further, we are committed to energy efficiency in our product lines. For example, certain of our products consume far less power than offerings from our major competitors. Accordingly, we believe this is an area that affords us a competitive advantage for our products in the marketplace. To date, our compliance efforts with various U.S. and foreign regulations related to the environment has not had a material effect on our operating results.

Employees

As of June 29, 2008, we employed 861 people, including 297 in sales and marketing, 278 in engineering, 71 in operations, 111 in customer support and service, and 104 in finance and administration. We have never had a work stoppage and no personnel are represented under collective bargaining agreements. We consider our employee relations to be good.

We believe that our future success depends on our continued ability to attract, integrate, retain, train and motivate highly qualified personnel, and upon the continued service of our senior management and key personnel. None of our executive officers or key employees is bound by an employment agreement which mandates that the employee render services for any specific term. The market for qualified personnel is competitive, particularly in the San Francisco Bay Area, where our headquarters is located.

Organization

We were incorporated in California in May 1996 and reincorporated in Delaware in March 1999. Our corporate headquarters are located at 3585 Monroe Street, Santa Clara, CA 95051 and our telephone number is (408) 579-2800. We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the Securities Exchange Commission. The public can obtain copies of our SEC filings from our website found at www.extremenetworks.com free of charge, or on the Securities Exchange Commission’s website at www.sec.gov. The public may also read or copy any materials we file with the Securities Exchange Commission at the Securities Exchange Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities Exchange Commission at 1-800-SEC-0330.

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

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of August 1, 2008:

Name	Age	Position
Mark A. Canepa	53	President, Chief Executive Officer, Director
Karen M. Rogge	53	Senior Vice President, Chief Financial Officer
Helmut Wilke	56	Senior Vice President of Worldwide Sales
Robert S. Schlossman	40	Senior Vice President, General Counsel and Secretary

Mark A. Canepa. Mr. Canepa was appointed as President and Chief Executive Officer in August 2006. From 1996 to 2006, he served in multiple vice president and general manager roles at Sun Microsystems, Inc., including most recently as Executive Vice President of the Network Storage Products Group. His prior experience also includes several general manager positions at Hewlett-Packard Company, including development and marketing of the firm’s workstation products. Mr. Canepa holds a B.S. and an M.S. in Electrical Engineering from Carnegie Mellon University. He has also completed the University of Pennsylvania’s Advanced Management Program at the Wharton School.

Karen M. Rogge. Ms Rogge was appointed as Senior Vice President and Chief Financial Officer in April 2007. She previously was Vice President, Corporate Finance and Treasurer from January 2004 to November 2006 with Seagate Technology. From January 2001 to December 2003, Ms. Rogge was an independent consultant providing business strategy and interim executive management services to high-tech companies. From January 2000 to July 2000, she served as Vice President and General Manager for the internet search division at Inktomi Corporation. From November 1976 to February 2000, she served in various executive roles at Hewlett-Packard Company in financial management, information technology management and general management. Ms. Rogge holds a B.S. in Business Administration, with a concentration in accounting, from California State University Fresno and an M.B.A. from Santa Clara University.

Helmut Wilke. Mr. Wilke was appointed as Senior Vice President of Worldwide Sales in April 2007. From May 2001 to March 2007, he held various positions with Sun Microsystems, Inc. where most recently he served as Senior Vice President of Operations and Field Support. His prior positions with Sun Microsystems include Vice President of Sales and President of Sun Microsystems, Germany. From 1997 to 2001, he was President and Chief Executive Officer of Software AG, a leading manufacturer of software and systems for large corporations. Mr. Wilke holds a Ph.D. in Social Sciences from the University of Berlin, Germany.

Robert S. Schlossman. Mr. Schlossman was appointed as Senior Vice President, General Counsel and Secretary in May 2008. He previously served as the Senior Vice President, General Counsel and Secretary of Network General Corporation from February 2006 to January 2008 and as the Director of Legal Affairs and Secretary of Network General from July 2004 to February 2006. Prior to Network General, he was the Senior Corporate Counsel for Ciena Corporation from June 2002 to June 2004 and Senior Corporate Counsel at ONI Systems Corp. from February 2000 to June 2002. He began his legal career as a Law Clerk to the Hon. Eugene F. Lynch, U.S. District Court of the Northern District of California. Mr. Schlossman holds a B.A. and M.A. in English and American Literature from Stanford University and a J.D. from the University of California, Berkeley, School of Law.

Item 1A. Risk Factors

The following is a list of risks and uncertainties which may have a material and adverse effect on our business, financial condition or results of operations. Some of these risks are endemic to the networking industry and are the same or similar to those disclosed in our previous SEC filings. The risks and uncertainties set out below are not the only risks and uncertainties we face.

We Cannot Assure You That We Will Be Profitable in the Future Because A Number of Factors Could Cause Our Quarterly Financial Results to Be Worse Than Expected.

Although we reported profits for fiscal 2008, we have reported losses in some of our prior fiscal years. In addition, in years when we reported profits, we were not profitable in each quarter during those years. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses. A high percentage of these expenses are fixed in the short term, so any delay in generating or recognizing revenue could result in a loss for a quarter or full year. Even if we are profitable, our quarterly operating results may fall below the expectations of public market analysts or investors, which could cause the price of our stock to fall.

We may experience challenges or delays in generating or recognizing revenue for a number of reasons and our quarterly revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including, but not limited to, the following:

•	we are dependent upon obtaining orders during a quarter and shipping those orders in the same quarter to achieve our revenue objectives;

•	acceptance provisions in customer contracts;

•	our ability to deliver installation or inspection services by the end of the quarter;

•	changes in general and/or specific economic conditions in the networking industry;

•	seasonal fluctuations in demand for our products and services, particularly in Asia and Europe;

•	the level of attrition of our employees, and of our sales force in particular;

•	a disproportionate percentage of our sales occurring in the last month of the quarter;

•	our ability to ship products by the end of a quarter;

•	reduced visibility into the implementation cycles for our products and our customers’ spending plans;

•

our ability to forecast demand for our products, which in the case of lower-than-expected sales, may result in excess or obsolete inventory in addition to non-cancelable purchase commitments for component parts;

•	sales to the telecommunications service provider market, which represent a significant source of large product orders, are especially volatile and difficult to forecast;

•	product returns or the cancellation or rescheduling of orders;

•	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

•	announcements and new product introductions by our competitors;

•	our ability to develop and support relationships with enterprise customers, service providers and other potential large customers;

•	our ability to achieve targeted cost reductions;

•	fluctuations in warranty or other service expenses actually incurred;

•	our ability to obtain sufficient supplies of sole- or limited-source components for our products on a timely basis;

•	increases in the prices of the components that we purchase;

•	decreases in the prices of the products that we sell;

•	our ability to manage and maintain our relationships with our manufacturing partners including our ability to achieve and maintain desired production volumes and quality levels for our products;

•	the mix of products sold and the mix of distribution channels through which products are sold;

•	impairment charges associated with long-lived assets;

•	restructuring costs associated with adjustments to the size of our operations;

•	costs relating to possible acquisitions and the integration of technologies or businesses;

•	the effect of amortization of purchased intangibles resulting from new transactions; and

•	costs relating to the recognition of share-based payments; and

•

the potential future adoption of certain accounting standards new to our business, in particular, the American Institute of Certified Public Accountants’ Statement of Position 97-2, or SOP 97-2, Software Revenue Recognition.

Due to the foregoing factors, period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.

Intense Competition in the Market for Networking Equipment Could Prevent Us from Increasing Revenue and Achieving Profitability.

The market for network switching solutions is intensely competitive and dominated primarily by Cisco Systems and a few other large companies. Most of our competitors have longer operating histories, greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, they have larger distribution channels, stronger brand names, access to more customers, a larger installed customer base and a greater ability to make attractive offers to channel partners and customers than we do. For example, we have encountered, and expect to continue to encounter, many potential customers who are confident in and committed to the product offerings of our principal competitors, including Cisco Systems. Accordingly, these potential customers may not consider or evaluate our products. When such potential customers have considered or evaluated our products, we have in the past lost, and expect in the future to lose, sales to some of these customers as large competitors have offered significant price discounts to secure these sales.

The pricing policies of our competitors impact the overall demand for our products and services. Some of our competitors are capable of operating at significant losses for extended periods of time, increasing pricing pressure on our products and services. If we do not maintain competitive pricing, the demand for our products and services, as well as our market share, may decline. From time to time, we may lower the prices of our products and services in response to competitive pressure. When this happens, if we are unable to reduce our component costs or improve operating efficiencies, our revenues and margins will be adversely affected.

Our Success is Dependent on Our Ability to Continually Introduce New Products and Features that Achieve Broad Market Acceptance.

The network equipment market is characterized by rapid technological progress, frequent new product introductions, changes in customer requirements and evolving industry standards. If we do not regularly introduce new products in this dynamic environment, our product lines will become obsolete. These new products must be compatible and interoperate with products and architectures offered by other vendors. We have and may in the future experience delays in product development and releases, and such delays have and could in the future adversely affect our ability to compete and our operating results.

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

Even if we introduce new switching products, alternative technologies could achieve widespread market acceptance and displace the Ethernet technology on which we have based our product architecture. For example, developments in routers and routing software could significantly reduce demand for our products. As a result, we may not be able to achieve widespread market acceptance of our current or future new products.

Some of Our Customers May Decide Not to Purchase Our Products or May Not Have the Resources to Pay for Our Products as a Result of the Current Economic Environment.

As a result of the credit market crisis, dramatic increases in energy costs and other challenges currently affecting economic conditions in the United States and other parts of the world, customers may delay or cancel plans to purchase our products and services. In addition, some of our customers are likely to experience serious cash flow problems and, as a result, may find it difficult to obtain financing, if financing is available at all. If our customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment of, the amounts that they owe us. Any inability of current or potential customers to pay us for our products may adversely affect our cash flow, the timing of our revenue recognition and the amount of revenue. If economic conditions in the United States and other key markets deteriorate further or do not show improvement, we believe that we will experience material adverse impacts to our business and operating results.

Claims of Infringement by Others May Increase and the Resolution of Such Claims May Adversely Affect Our Operating Results.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents, copyrights, including rights to “open source” software, and other intellectual property rights. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the issuance of new patents at a rapid pace, it is not possible to determine in advance if a product or component might infringe the patent rights of others. Because of the potential for courts awarding substantial damages and the lack of predictability of such awards, it is not uncommon for companies in our industry to settle even potentially unmeritorious claims for very substantial amounts. Further, the entities with whom we have or could have disputes or discussions include entities with extensive patent portfolios and substantial financial assets who are actively engaged in programs to generate substantial revenues from their patent portfolios and are seeking or may seek significant payments or royalties from us and others in our industry.

Litigation resulting from claims that we are infringing the proprietary rights of others has resulted and could in the future result in substantial costs and a diversion of resources, and could have a material adverse effect on our business, financial condition and results of operations. We have received notices from entities alleging that we may be infringing their patents, and we are currently parties to patent litigation as described under Part I, Item 3, Legal Proceedings. Without regard to the merits of these or any other claims, an adverse court order or a settlement could require us, among other actions, to:

•	stop selling our products that incorporate the challenged intellectual property;

•	obtain a royalty bearing license to sell or use the relevant technology, which license may not be available on reasonable terms or available at all;

•	pay damages; or

•	redesign those products that use the disputed technology.

In addition, our products include so-called “open source” software. Open source software is typically licensed for use at no initial charge, but imposes on the user of the open source software certain requirements to license to others both the open source software as well as modifications to the open source software. Our use of open source software subjects us to certain additional risks for the following reasons:

•	open source license terms may be ambiguous and may result in unanticipated obligations regarding our products;

•	open source software cannot be protected under trade secret law;

•	suppliers of open-source software do not provide the warranty, support and liability protections typically provided by vendors who offer proprietary software; and

•	it may be difficult for us to accurately determine the developers of the open source code and whether the acquired software infringes third-party intellectual property rights.

We believe that even if we do not infringe the rights of others, we will incur significant expenses in the future due to disputes or licensing negotiations, though the amounts cannot be determined. These expenses may be material or otherwise adversely affect our operating results.

We are currently a party to a copyright lawsuit with the developers of BusyBox, an open source software product, as described under Part I, Item 3, Legal Proceedings.

Our Operating Results May be Negatively Affected by Defending or Pursuing Claims or Lawsuits.

We have and may in the future pursue or be subject to claims or lawsuits in the normal course of our business. In addition to the intellectual property lawsuits described above, we are currently parties to securities and contract litigation as described in “Item 3. Legal Proceedings.” Regardless of the result, litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a lawsuit in which we are a defendant could result in a court order against us or payments to other parties that would have an adverse effect on our business, results of operations, or financial condition. Even if we are successful in prosecuting claims and lawsuits, we may not recover damages sufficient to cover our expenses incurred to manage, investigate and pursue the litigation. In addition, subject to certain limitations, we may be obligated to indemnify our current and former directors, officers and employees in certain lawsuits. We do not maintain insurance coverage which will cover all of our litigation costs and liabilities.

If We Fail To Protect Our Intellectual Property, Our Business Could Suffer.

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, we cannot ensure that the actions we have taken will adequately protect our intellectual property rights or that other parties will not independently develop similar or competing products that do not infringe on our patents. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our intellectual property and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise misappropriate or use our products or technology, which would adversely affect our business.

We Expect the Average Selling Prices of Our Products to Decrease, Which May Reduce Gross Margin and/or Revenue.

The network equipment industry has traditionally experienced an erosion of average selling prices due to a number of factors, including competitive pricing pressures, promotional pricing and technological progress. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, excess inventories, increased sales discounts and new product introductions by us or our competitors. We may experience substantial decreases in future operating results due to the erosion of our average selling prices. To maintain our gross margin, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. Our failure to do so would likely cause our revenue and gross margins to decline.

When Our Products Contain Undetected Errors, We May Incur Significant Unexpected Expenses and Could Lose Sales.

Network products frequently contain undetected errors when new products or new versions or updates of existing products are released to the marketplace. In the past, we have experienced such errors in connection with new products and product updates. We have experienced component problems in prior years that caused us to incur higher than expected warranty, service costs and expenses, and other related operating expenses. In the future, we expect that, from time to time, such errors or component failures will be found in new or existing products after the commencement of commercial shipments. These problems may have a material adverse effect on our business by causing us to incur significant warranty, repair and replacement costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems. Further, if products are not accepted by customers due to such defects, and such returns exceed the amount we accrued for defect returns based on our historical experience, our operating results would be adversely affected.

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

We Purchase Several Key Components for Products From Single or Limited Sources and Could Lose Sales if These Suppliers Fail to Meet Our Needs.

We currently purchase several key components used in the manufacture of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. Certain components such as tantalum capacitors, SRAM, DRAM, and printed circuit boards, have been in the past, and may in the future be, in short supply. We have encountered, and are likely in the future to encounter, shortages and delays in obtaining these or other components, and this could have a material adverse effect on our ability to meet customer orders. Our principal sole-source components include:

•	ASICs;

•	Merchant silicon;

•	microprocessors;

•	programmable integrated circuits;

•	selected other integrated circuits;

•	custom power supplies; and

•	custom-tooled sheet metal.

Our principal limited-source components include:

•	flash memory;

•	DRAMs and SRAMs;

•	printed circuit boards; and

•	CAMs.

We use our forecast of expected demand to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If forecasts exceed orders, we may have excess and/or obsolete inventory on hand or under non-cancelable purchase commitments that could have a material adverse effect on our operating results and financial condition. If orders exceed forecasts, we may have inadequate supplies of certain materials and components, which could have a material adverse effect on our ability to meet customer delivery requirements and to recognize revenue. We do not have agreements fixing long-term prices or minimum volume requirements from suppliers. From time to time we have experienced shortages and allocations of certain components, resulting in delays in filling orders. Qualifying new suppliers to compensate for such shortages may be time-consuming and costly, and may increase the likelihood of errors in design or production. In addition, during the development of our products, we have experienced delays in the prototyping of our chipsets, which in turn has led to delays in product introductions. Similar delays may occur in the future. Furthermore, the performance of the components as incorporated in our products may not meet the quality requirements of our customers.

Our Dependence on Three Manufacturers for All of Our Manufacturing Requirements Could Harm Our Operating Results.

We rely on three companies to manufacture all of our products. In addition, each of our products is manufactured by only one of these companies. We have experienced delays in product shipments from contract manufacturers in the past, which in turn delayed product shipments to our customers. These or similar problems may arise in the future, such as delivery of products of inferior quality, delivery of insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results. For example, Siemens Enterprise Networks, the manufacturer of our wireless products, has entered into an agreement to be purchased. If this transaction is completed, we cannot predict how this may affect the supply of our wireless products. While we maintain strong relationships with our manufacturing partners, our agreements with these manufacturers are generally of limited duration and pricing, quality and volume commitments are negotiated on a recurring basis. The failure to maintain continuing agreements with our manufacturing partners could adversely affect our business. We intend to introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers.

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

We Depend Upon International Sales for a Significant Portion of Our Revenue Which Imposes a Number of Risks on Our Business.

International sales constitute a significant portion of our net revenues. Our ability to grow will depend in part on the expansion of international sales. Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

•	longer accounts receivable collection cycles;

•	difficulties in managing operations across disparate geographic areas;

•	difficulties associated with enforcing agreements through foreign legal systems;

•	the payment of operating expenses in local currencies, which exposes us to risks of currency fluctuations;

•	higher credit risks requiring cash in advance or letters of credit;

•	difficulty in safeguarding intellectual property;

•	political and economic turbulence;

•	terrorism, war or other armed conflict;

•	natural disasters and epidemics;

•	potential adverse tax consequences;

•	compliance with regulatory requirements of foreign countries, including compliance with rapidly evolving environmental regulations; and

•	compliance with U.S. laws and regulations pertaining to the sale and distribution of products to customers in foreign countries, including export controls and the Foreign Corrupt Practices Act.

Substantially all of our international sales are U.S. dollar-denominated. Future increases in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. In the future, we may elect to invoice some of our international customers in local currency, which would expose us to fluctuations in exchange rates between the U.S. dollar and the particular local currency. If we do so, we may decide to engage in hedging transactions to minimize the risk of such fluctuations.

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

Our distribution strategy focuses primarily on developing and increasing the productivity of our indirect distribution channels. If we fail to develop and cultivate relationships with significant channel partners, or if these channel partners are not successful in their sales efforts, sales of our products may decrease and our operating results could suffer. Many of our channel partners also sell products from other vendors that compete with our products. Our channel partners may not continue to market or sell our products effectively or to devote the resources necessary to provide us with effective sales, marketing and technical support. We may not be able to successfully manage our sales channels or enter into additional reseller and/or distribution agreements. Our failure to do any of these could limit our ability to grow or sustain revenue.

Our operating results for any given period have and will continue to depend to a significant extent on large orders from a relatively small number of channel partners and other customers. However, we do not have binding purchase commitments from any of them. A substantial reduction or delay in sales of our products to a significant reseller, distributor or other customer could harm our business, operating results and financial condition because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term.

Under specified conditions, some third-party distributors are allowed to return products to us and unexpected returns could adversely affect our results.

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

Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, service and operations personnel, many of whom would be difficult to replace. We do not have employment contracts with these individuals which mandate that they render services for any specific term, nor do we carry life insurance on any of our key personnel. We have experienced and may in the future experience significant turn over in our executive personnel. In addition, retention has generally become more difficult for us, in part because the exercise price of most of the stock options granted to many of our employees is below the market price. As a result, we have experienced high levels of attrition. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, service, finance and operations personnel. The market for these personnel is competitive, especially in the San Francisco Bay Area, and we have had difficulty in hiring employees, particularly engineers, in the timeframe we desire.

Companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. We have from time to time been involved in claims like this with other companies and, although to date they have not resulted in material litigation, we do not know whether we will be involved in additional claims in the future. We could incur substantial costs in litigating any such claims, regardless of the merits.

Failure of Our Products to Comply With Evolving Industry Standards and Complex Government Regulations May Adversely Impact Our Business.

If we do not comply with existing or evolving industry standards and government regulations, we may not be able to sell our products where these standards or regulations apply. The network equipment industry in which we compete is characterized by rapid changes in technology and customers requirements and evolving industry standards. As a result, our success depends on:

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

Our products must also comply with various U.S. federal government regulations and standards defined by agencies such as the Federal Communications Commission, standards established by governmental authorities in various foreign countries and recommendations of the International Telecommunication Union. In some circumstances, we must obtain regulatory approvals or certificates of compliance before we can offer or distribute our products in certain jurisdictions or to certain customers. Complying with new regulations or obtaining certifications can be costly and disruptive to our business. For example, we expended significant resources and expenses in order to comply with the European Union’s Directive 2002/96/EC Waste Electrical and Electronic Equipment and Directive 2002/95/EC on Restriction on the Certain Hazardous Substances in Electrical and Electronic Equipment.

If we do not comply with existing or evolving industry standards or government regulations, we will not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our net revenue or achieving profitability.

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

Changes in Financial Accounting Standards or Policies May Cause Adverse Unexpected Revenue or Expense Fluctuations and Affect Our Reported Results of Operations.

A change in accounting policies or the adoption of new accounting standards can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New pronouncements and varying interpretations of existing pronouncements have occurred with frequency and may occur in the future. Changes to existing rules, or changes to the interpretations of existing rules could lead to the questioning of our accounting practices, which may cause us to reevaluate or change such practices, and such changes could adversely affect our reported financial results or the way we conduct our business.

In addition, various accounting rules and regulations have been established over the recent past relating to revenue recognition. These regulations frequently require judgments in their application, and are subject to numerous subsequent clarifications and interpretations, some of which may require changes in the way we recognize revenue and may require restatement of prior period revenue and results, either of which could adversely affect our reported results. Further, we continually evaluate the potential applicability of certain accounting standards to our business, in particular SOP 97-2. The future adoption of such standards could materially affect our operating results.

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

Compliance with Laws, Rules and Regulations Relating to Corporate Governance and Public Disclosure May Result in Additional Expenses.

Federal securities laws, rules and regulations, as well as Nasdaq rules and regulations, require companies to maintain extensive corporate governance measures, impose comprehensive reporting and disclosure requirements, set strict independence and financial expertise standards for audit and other committee members and impose civil and criminal penalties for companies and their Chief Executive Officers, Chief Financial Officers and directors for securities law violations. These laws, rules and regulations and the interpretation of these requirements are evolving, and we are making investments to evaluate current practices and to continue to achieve compliance. As a result, our compliance programs have increased and will continue to increase general and administrative expenses and have diverted and will continue to divert management time and attention from revenue-generating activities.

Our Headquarters and Some Significant Supporting Businesses Are Located in Northern California and Other Areas Subject to Natural Disasters That Could Disrupt Our Operations and Harm Our Business.

Our corporate headquarters are located in Silicon Valley in Northern California. Historically, this region has been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economy and posed physical risks to our property. We have contract manufacturers located in Mexico and Taiwan where similar natural disasters and other risks may disrupt the local economy and pose physical risks to our property and the property of our contract manufacturer.

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

These actions could have a material adverse effect on our operating results or the price of our common stock. Moreover, even if we do obtain benefits in the form of increased sales and earnings, these benefits may be recognized much later than the time when the expenses associated with an acquisition are incurred. This is particularly relevant in cases where it is necessary to integrate new types of technology into our existing portfolio and new types of products may be targeted for potential customers with which we do not have pre-existing relationships. Acquisitions and investment activities also entail numerous risks, including:

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

We may not be able to successfully integrate any businesses, products, technologies, or personnel that we might acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

In Our Pending Tender Offer to Purchase Up to $100 Million of Our Shares, Our Directors and Executive Officers Do Not Intend to Tender Any Shares Owned by Them, and as a Result, Their Ownership Percentage Will Likely Increase.

Our directors and executive officers have advised us that they do not intend to tender any shares owned by them in our pending tender offer to purchase up to $100 million of shares of our outstanding common stock. Accordingly, assuming we purchase 30,303,030 shares in the tender offer, which represents the maximum amount of shares that we would purchase based on the minimum price per share of $3.30 in the Offer, the beneficial ownership of our directors and executive officers will increase to approximately 7.8%, based on common stock outstanding as of August 7, 2008. Our directors and executive officers may, in compliance with stock ownership guidelines and applicable law, sell their shares in open market transactions at prices that may or may not be more favorable than the purchase price to be paid to our stockholders in the tender offer.

After the Completion of Our Pending Tender Offer, Our Common Stock Will Have a Smaller Public Float, Which Could Result In Reduced Liquidity For Our Common Stock and Greater Volatility In The Market Price of Our Common Stock.

As of August 7, 2008, approximately 112,234,693 shares of our common stock were held by non-affiliated stockholders. Assuming our pending tender offer is fully subscribed, we will have between approximately 86,143,513 and 89,419,516 shares outstanding after the expiration of the tender offer, based on the minimum price per share of $3.30 and the maximum price per share of $3.70, respectively. Historically, the common stock of a company with a smaller public float has been less liquid than the common stock of a company with broader public ownership, and the trading prices for the common stock of a company with a smaller public float may be more volatile than generally may be the case for more widely held common stock. Among other things, a decreased trading volume of our common stock may have a greater impact on the trading price of our common stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future. Future open market purchases, if authorized, would further reduce our public float.

We May Need Additional Capital to Fund Our Future Operations and, If It Is Not Available When Needed, Our Business Will Be Adversely Impacted.

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

We May Realize Losses on Our Investments in Auction Rate or Other Securities and be Unable to Liquidate These Investments at Desired Times and in Desired Amounts

As of June 29, 2008, we held $40.8 million in auction rate securities (“ARS”), which we classify as investments. All of our ARS had credit ratings of AAA or Aaa when purchased, and none are mortgage-backed debt obligations. During February and March 2008, auctions failed for all $40.8 million of the ARS we held because sell orders exceeded buy orders. We may not be able to liquidate these investments unless the issuer calls the security, our broker purchases the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. We have recorded a temporary decline in value of approximately $2.5 million in “Accumulated other comprehensive income” in the Consolidated Balance Sheet as of June 29, 2008. If the issuers of these securities are unable to successfully close future auctions and their credit ratings are lowered, we may be required to record future impairment charges related to these investments, which would harm our results of operations. If recent financial market difficulties and economic conditions continue, we may experience unexpected difficulties with liquidity of other securities.

We May Be Required to Record Impairment Charges in Future Quarters as a Result of the Decline in Value of Our Investments in Auction Rate Securities.

As of June 29, 2008, we continue to classify our entire balance of ARS as non-current ARS on our consolidated balance sheet because of our inability to determine when our investments in ARS would settle. We have recorded a temporary decline in value of approximately $2.5 million in “Accumulated other comprehensive income” in the Consolidated Balance Sheet as of June 29, 2008.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include issuers’ inability to successfully close future auctions, changes to credit ratings of the securities, decisions by brokers to purchase securities, discount rates and ongoing strength and quality of market credit and liquidity.

If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record impairment charges in future quarters.

We Have Entered into Long-Term Lease Agreements for Several Facilities that are Currently Vacant and May be Difficult to Sublease due to Current Real Estate Market Conditions.

We have certain long-term real estate lease commitments carrying future obligations for non-cancelable lease payments. Reductions in our workforce and the restructuring of operations since fiscal 2002 have resulted in the need to consolidate certain of these leased facilities, located primarily in Northern California, for which we recorded excess facilities charges of approximately $0.9 million in fiscal 2008, $4.0 million in fiscal 2007, $3.3 million in fiscal 2006, and $6.5 million in fiscal 2004. We may incur additional charges for excess facilities as a result of additional reductions in our workforce or future restructuring of operations. We will continue to be responsible for all carrying costs of these facilities until such time as we can sublease these facilities or terminate the applicable leases based on the contractual terms of the lease agreements, and these costs may have an adverse effect on our business, operating results and financial condition.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal administrative, sales, marketing and research and development facilities are located in Santa Clara, California. We also lease office space and executive suites in various other geographic locations domestically and internationally for sales and service personnel and engineering operations. Our aggregate lease expense for fiscal 2008 was approximately $4.8 million, net of sublease income of approximately $0.2 million. We believe our current facilities will adequately meet our growth needs for the foreseeable future, and we are actively engaged in efforts to sublease excess space we acquired in prior years to meet the anticipated growth at that time.

Item 3. Legal Proceedings

Government Inquiries Relating to Historical Stock Option Practices

On June 27, 2006, we received an informal inquiry letter from the Staff of the SEC Enforcement Division (the “Staff”) requesting that we voluntarily provide documents related to our policies, practices and procedures for granting stock options for the period since our initial public offering on April 9, 1999 (“IPO”). We responded to the request and cooperated fully with the SEC inquiry, which included forming a Special Committee of the Board of Directors to fully investigate the matter. On February 26, 2008, we received written notice from the Staff confirming that the Staff had concluded its investigation concerning our historical stock option granting practices and that no enforcement action was recommended to the SEC.

On June 11, 2007, we received a request from the Internal Revenue Service (“IRS”) for documents pertaining to our historical stock option grants and other matters. We responded to the request and are cooperating with the IRS inquiry. We cannot predict how long it will take to or how much more time and resources we will have to expend to resolve this government inquiry, nor can we predict the final outcome of this inquiry.

Shareholder Litigation Relating to Historical Stock Option Practices

On April 25, 2007, an individual identifying herself as one of our shareholders filed a derivative action in the United States District Court for the Northern District of California purporting to assert claims on behalf of and in the name of the Company against various of our current and former directors and officers relating to historical stock option granting from 1999 to 2002 and related accounting practices. Two similar derivative actions were filed thereafter in the same court by other individuals and the three cases were consolidated by order of the Court. After two amended complaints were filed by the lead plaintiff, we filed a motion to dismiss the second amended complaint, which was granted without prejudice on August 12, 2008.

On August 22, 2008, Kathleen Wheatley, an individual identifying herself as one of our shareholders, filed a motion for the Court to reconsider its ruling on August 12, 2008 granting our motion to dismiss. In response, we asked the Court to reject Ms. Wheatley’s motion on various grounds, including that Ms. Wheatley is not a party to this derivative action. The Court has not yet ruled on Ms. Wheatley’s motion. On September 4, 2008, Ms. Wheatley filed both a motion to intervene in the derivative action and a third amended complaint, which differs little from the first amended complaint. The third amended complaint continues to allege that various of our current and former directors and officers breached their fiduciary duties and other obligations to the Company and violated state and federal securities laws in connection with historical grants of stock options. We are named as a nominal defendant in the action, but we have customary indemnification agreements with the named defendants. On our behalf, Ms. Wheatley seeks unspecified monetary and other relief against the named defendants. We intend to continue to defend the derivative action vigorously, but due to the uncertainty of litigation, we cannot predict the ultimate outcome of this matter at this time.

Intellectual Property Litigation

On April 20, 2007, we filed suit against Enterasys Networks, Inc. in the United States District Court for the Western District of Wisconsin, Civil Action No. 07-C-0229-C. The complaint alleges willful infringement of U.S. patents Nos. 6,104,700, 6,678,248, and 6,859,438, and seeks injunctive relief against Enterasys’ continuing sale of infringing goods and monetary damages. Enterasys responded to the complaint on May 30, 2007. Enterasys also filed a counterclaim alleging infringement of three U.S. patents owned by Enterasys. On April 9, 2008, the court dismissed Enterasys’ counterclaims on one of the patents with prejudice. On May 5, 2008, the court granted our motion for summary judgment, finding that we do not infringe Enterasys’ two remaining patents and dismissing all of Enterasys’ remaining counterclaims with prejudice. On May 30, 2008, a jury found that Enterasys infringed all three of our patents and awarded us damages in the amount of $0.2 million. The Court also ruled in our favor on Enterasys’ challenge to the validity of our patents. Post-trial motions are currently pending before the Court. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of the matter at this time.

On June 21, 2005, Enterasys filed suit against us and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Massachusetts, Civil Action No.05-11298 DPW. The complaint alleges willful infringement of U. S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560, 236, and seeks: a) a judgment that we willfully infringe each of the patents; (b) a permanent injunction from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) damages and a “reasonable royalty” to be determined at trial; (d) trebled damages; (e) attorneys fees, costs and interest; and (f) equitable relief at the court’s discretion. Foundry brought a claim for reexamination of five of the patents at issue to the Patent and Trademark Office (“PTO”). The parties stipulated, and the court agreed, to stay the proceeding until the results of the reexamination are released by the PTO. Once the stay is lifted, we intend to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of the matter at this time.

On February 7, 2008, Network-1 Security Solutions, Inc. sued us along with Cisco, Cisco-Linksys, Inc., Adtran, Inc., Enterasys Networks, Inc., Netgear, Inc. and 3Com Corporation in the United States District Court for

the Eastern District of Texas (Case No. 6:08cv030). The suit alleges infringement of U.S. Patent No. 6,218,930 and seeks damages for the alleged infringement, injunctions against infringement and payment of attorneys’ fees, costs and interest. We have answered the complaint, denied infringing the patent and asserted that the patent is invalid. A trial date has been set for July 12, 2010. We intend to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of the matter at this time.

On February 26, 2008, Fenner Investments, Ltd. filed suit against us along with D-Link Systems, Zyxel Communications, SMC Networks, Enterasys, Foundry, Netgear, Inc. and 3Com Corporation in the United States District Court for the Eastern District of Texas, Civil Action No. 08-CV-00061. The suit alleges infringement of US Patent No. 7,145,906 and 5,842,224, and seeks damages for the alleged infringement, injunctions against infringement and payment of attorneys’ fees, costs and interest. We have answered the complaint and counterclaimed for declaratory judgment of patent invalidity and noninfringement. A trial date is set for October 13, 2009. We intend to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of the matter at this time.

On July 17, 2008, Erik Andersen and Rob Landley, sued us in the United States District Court for the Southern District of New York, for copyright violations related to our use of the BusyBox software allegedly in violation of the GNU General Public License Version 2 terms under which BusyBox is licensed. Plaintiffs are seeking both monetary damages and injunctive relief. This case is in the early stages and we have not yet answered the complaint. We intend to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of the matter at this time.

Other Legal Matters

Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The operative amended complaint names as defendants: Extreme Networks; six of our present and former officers and/or directors, including our former CEO and current Chairman of the Board (the “Extreme Networks Defendants”); and several investment banking firms that served as underwriters of our initial public offering and October 1999 secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (a) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (b) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes.

Previously, we executed a settlement agreement presented to all issuer defendants. In that settlement, plaintiffs would dismiss and release all claims against the Extreme Network Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Extreme Networks Defendants would not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeded the amount of the insurance coverage. The Court gave preliminary approval to the settlement in February 2005 and held a hearing in April 2006 to consider final approval of the settlement. Before the Court issued a final decision on the settlement, on December 5, 2006 the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Thereafter, on December 14, 2006, the Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit Court of Appeals for a rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit Court of Appeals denied plaintiffs’ petition for a rehearing, but clarified that the plaintiffs may seek to certify a more limited class. Accordingly, the parties withdrew the prior settlement, and plaintiffs filed an amended complaint in attempt to comply with the Second Circuit Court of Appeals’ ruling. On March 26, 2008, the Court denied in part and granted in part the motions to dismiss the focus cases on substantially the same grounds as set forth in its prior opinion. There is no guarantee that an amended or renegotiated settlement will be reached, and if reached, approved. We intend to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of the matter at this time.

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

Stock Prices	High	Low
Fiscal year ended June 29, 2008:
First quarter	$4.50	$3.31
Second quarter	$4.38	$3.45
Third quarter	$3.54	$2.87
Fourth quarter	$3.57	$2.94
Fiscal year ended July 1, 2007
First quarter	$4.22	$3.39
Second quarter	$4.26	$3.60
Third quarter	$4.65	$3.94
Fourth quarter	$4.47	$3.72

As of August 29, 2008, there were approximately 334 stockholders of record of our common stock. In addition, we had a much greater number of beneficial owners of our shares. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings for the development of our business.

Certain information regarding our equity compensation plan(s) as required by Part II is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2008 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report.

STOCK PRICE PERFORMANCE GRAPH

Set forth below is a stock price performance graph comparing the annual percentage change in the cumulative total return on our common stock with the cumulative total returns of the CRSP Total Return Index for The Nasdaq Stock Market (U.S. companies) and the Nasdaq Computer Manufacturing Stocks Index for the period commencing June 28, 2003 and ending on June 29, 2008. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Comparison of Five-Year Cumulative Total Returns

Performance Graph for Extreme Networks, Inc.

Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All rights reserved.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data for each of the fiscal years ended June 29, 2008, July 1, 2007, July 2, 2006, July 3, 2005 and, June 27, 2004. These tables should be reviewed in conjunction with the Consolidated Financial Statements in Item 8 and related Notes, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results may not be indicative of future results.

	Year Ended
	June 29, 2008(1)	July 1, 2007(2)	July 2, 2006(3)	July 3, 2005(4)	June 27, 2004(5)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$361,835	$342,834	$358,601	$383,347	$351,848
Net income (loss)	$8,381	$(14,197)	$8,509	$12,519	$(3,292)
Net income (loss) per share – basic	$0.07	$(0.12)	$0.07	$0.10	$(0.02)
Net income (loss) per share – diluted	$0.07	$(0.12)	$0.07	$0.10	$(0.02)
Shares used in per share calculation – basic	115,002	114,122	121,286	121,225	118,348
Shares used in per share calculation – diluted	115,784	114,122	123,049	124,166	118,348

	As of
	June 29, 2008	July 1, 2007	July 2, 2006	July 3, 2005	June 27, 2004
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents, short-term investments and marketable securities	$225,672	$215,855	$433,105	$440,404	$425,672
Deferred tax asset	$254	$1,118	$500	$430	$886
Total assets(6)	$365,761	$353,521	$567,962	$595,634	$593,227
Convertible subordinated notes	$—	$—	$200,000	$200,000	$200,000
Other long-term liabilities	$17,244	$21,391	$23,056	$30,698	$41,308
Common stock and capital in excess of par value	$943,283	$934,540	$927,835	$915,945	$910,546
Accumulated deficit	$(662,203)	$(670,584)	$(656,387)	$(664,896)	$(677,415)

(1)	Fiscal 2008 net income includes share-based compensation expense of $5.1 million and restructuring charge of $0.9 million.
(2)	Fiscal 2007 net loss includes share-based compensation expense of $6.2 million and restructuring charge of $4.0 million.
(3)	Fiscal 2006 net loss includes share-based compensation expense of $7.0 million and restructuring charge of $3.3 million.
(4)	Fiscal 2005 net income includes share-based compensation expense of $0.8 million and other income includes $3.9 million from the relief of a foreign consumption tax obligation.
(5)	Fiscal 2004 net loss includes share-based compensation expense of $4.0 million and other income includes $7.9 million in cash settlements from vendors, net of related expenses, and other income of $2.5 million from the relief of a foreign consumption tax obligation.
(6)	In the fourth quarter of fiscal 2008. we reclassified certain balance sheet accounts related to our tier 1 distribution business – refer to footnote 2 in our consolidated financial statements. All prior periods have been reclassified to conform to the current presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We develop and sell a family of modular and stackable secure network infrastructure equipment and offer related service contracts for extended warranty and maintenance agreements. Substantially all of our revenue is derived from the sale of our networking equipment and related service contracts. In fiscal 2008, our revenues increased by 5.5%, gross profit increased by $20.1 million and net income increased by $22.6 million as compared to fiscal 2007.

We realized improvements in gross profits through the transition of our manufacturing operations of new products toward lower cost regions, improved product quality reducing our warranty charges and improved discipline in the supply chain reducing our inventory related period costs.

In fiscal 2008 and fiscal 2007, general and administrative expenses were significantly higher than in fiscal 2006 primarily due to costs related to intellectual property litigation in fiscal 2008 and special investigation into the historical stock option granting practices in fiscal 2007.

We believe that understanding the following key developments is helpful to an understanding of our operating results for fiscal 2008.

Increased Product Breadth

We believe that continued success in the marketplace will depend on our ability to develop new and enhanced products employing leading-edge technology. In fiscal 2008, we delivered to the market a new and expanded portfolio of stackable products, upgrades to our modular chassis products and enhancements to both our security and wireless portfolio, all targeted at the enterprise market. We also initiated the development of our next generation products for the metro service provider market.

Convergence of Voice, Video and Data

We have a vision of providing customers with the systems to build highly available and high performance converged communications infrastructure that can easily accommodate voice, video and data on a seamless wired and wireless network. We believe that availability and performance, the continued acceleration in the convergence of voice, video and data, and the combination of both wired and wireless access, are important underlying demand creators in the Enterprise market.

We believe that increasing demand for bandwidth resulting from deployment of converged networks and adoption of electronic communications in all aspects of our lives allowed us to grow our business in fiscal 2008 despite the credit market crisis, dramatic increases in energy costs and other challenges currently affecting economic conditions in the United States and other parts of the world.

Price/Performance

Customer demand for stackable products has increased as these solutions continue to evolve to where they match the reliability and performance of the larger, and more costly, modular systems. We believe that our increase in revenue in fiscal 2008 from fiscal 2007 was, in significant part, due to customer demand for our new portfolio of stackable products.

Business Environment

The market for network infrastructure equipment is highly competitive and dominated by a few large companies. Consolidation of vendors within the Ethernet networking market and with vendors from adjacent markets, including storage, security, wireless and voice applications, continues to gain in momentum. We believe that the underpinning technology for all of these adjacent markets is Ethernet. As a result, independent Ethernet switch vendors are being acquired or merged with larger, adjacent market vendors to enable them to deliver complete and broad solutions.

Recent Developments

On August 11, 2008, we commenced a “modified Dutch auction” tender offer to purchase up to $100 million worth of our shares of outstanding common stock, including the associated preferred stock purchase rights, or such lesser value of shares as are properly tendered, at a price per share not less than $3.30 and not greater than $3.70, subject to certain conditions. We intend to fund this purchase entirely from cash on hand. We will select the lowest purchase price specified by tendering stockholders that will enable us to purchase $100 million worth of shares or, if shares with an aggregate value of less than $100 million are tendered at or below the maximum price of $3.70 per share, all shares that are properly tendered and not properly withdrawn. All shares will be acquired at the same purchase price regardless of whether a particular stockholder may have tendered shares at a lower price. At the minimum price of $3.30 per share in the tender offer, we will purchase a maximum of 30,303,030 shares, or approximately 26% of our outstanding common stock as of August 7, 2008. At the maximum price of $3.70 per share in the tender offer, we will purchase a maximum of 27,027,027 shares, or approximately 23% of our outstanding common stock as of August 7, 2008. The tender offer will expire, unless extended by us, on September 12, 2008. For additional information, refer to the Schedule TO that we filed with the Securities and Exchange Commission on August 11, 2008.

Results of Operations

Our operations and financial performance have been affected by the economic factors described above, and during fiscal 2008, we achieved the following results:

•	Net revenues of $361.8 million, an increase of 5.5% over fiscal 2007 net revenues of $342.8 million.

•	Product revenue of $302.3 million, an increase of 7.8% from fiscal 2007 product revenue of $280.5 million.

•	Service revenue of $59.5 million, a decrease of 4.5% from fiscal 2007 service revenue of $62.3 million.

•

Total gross margin increased in fiscal 2008 to 56.7% of net revenues (including share-based compensation expense of $0.7 million), compared to 54.0% in fiscal 2007 (including share-based compensation expense of $1.1 million).

•

Net income of $8.4 million (including share-based compensation expense of $5.1 million), an increase from net loss of $14.2 million in fiscal 2007 (including share-based compensation expense of $6.2 million).

•

Cash flow provided by operating activities was $16.2 million in fiscal 2008, compared with $0.3 million of cash used in operating activities in fiscal 2007, an increase of $16.5 million. Cash and cash equivalents, short-term investments and marketable securities were $225.7 million as of June 29, 2008 an increase of $9.8 million compared to $215.9 million as of July 1, 2007.

Net Revenues

The following table presents net product and service revenues for the fiscal years 2008, 2007 and 2006 (dollars in thousands):

	Year Ended
	June 29, 2008	% of Net Revenues	July 1, 2007	% of Net Revenues	July 2, 2006	% of Net Revenues
Net revenues:
Product	$302,313	83.6%	$280,497	81.8%	$294,824	82.2%
Service	59,522	16.4%	62,337	18.2%	63,777	17.8%

Total net revenues	$361,835	100.0%	$342,834	100.0%	$358,601	100.0%

Net revenues were $361.8 million in fiscal 2008, $342.8 million in fiscal 2007 and $358.6 million in fiscal 2006, representing an increase of 5.5% in fiscal 2008 from fiscal 2007 and a decrease of 4.4% in fiscal 2007 from fiscal 2006.

Product revenue was $302.3 million in fiscal 2008, $280.5 million in fiscal 2007 and $294.8 million in fiscal 2006, representing an increase of 7.8% in fiscal 2008 from fiscal 2007, and a decrease of 4.9% in fiscal 2007 from fiscal 2006. The increase in product revenue in fiscal 2008 from fiscal 2007 was primarily due to increases in stackable products revenue of $26.2 million offset by a decrease in modular products revenue of $7.7 million. The decrease in product revenue in fiscal 2007 from fiscal 2006 was primarily due to lower revenue of stackable products sales of $ 5.7 million and modular products sales of $8.6 million.

Service revenue was $59.5 million in fiscal 2008, or a 4.5% decrease over fiscal 2007 service revenue of $62.3 million. Service revenue was $62.3 million in fiscal 2007, or a 2.3% decrease over fiscal 2006 service revenues of $63.8 million. The decrease in service revenue in fiscal 2008 from fiscal 2007 was primarily due to the expiration of maintenance contract on older products, which were only partially offset by service revenue from contracts for newer stackable products which carry a lower service attach rate.

The decrease in service revenue in fiscal 2007 from fiscal 2006 primarily was due to a reduction in maintenance contract revenue as a result of lower product revenue.

We operate in three regions: North America, which includes the United States, Canada and Central America; EMEA, which includes Europe, Middle East, Africa and South America; and APAC which includes Asia Pacific and Japan. The following table presents the total net revenues geographically for the fiscal years 2008, 2007, and 2006 (dollars in thousands):

	Year Ended
	June 29, 2008	% of Net Revenues	July 1, 2007	% of Net Revenues	July 2, 2006	% of Net Revenues
Net revenues:
North America	$158,215	43.7%	$141,064	41.1%	$149,911	41.8%
EMEA	143,535	39.7%	136,577	39.9%	124,768	34.8%
APAC	60,085	16.6%	65,193	19.0%	83,922	23.4%

Total net revenues	$361,835	100.0%	$342,834	100.0%	$358,601	100.0%

In fiscal 2008, North America revenues were $158.2 million, an increase of $17.2 million, or 12.2% over the fiscal 2007 results. The increase in revenue in North America was primarily due to increased revenue of stackable products of $19.4 million offset by a decrease in revenue of modular products of $3.1 million. Revenue in EMEA increased by $7.0 million, or 5.1%, in fiscal 2008 as compared to fiscal 2007. The increase in revenue was primarily due to higher revenue for stackable products of $4.3 million and modular products of $1.5 million. Revenue in APAC decreased by $5.1 million or 7.8% in fiscal 2008 as compared to fiscal 2007. The decrease in revenue was primarily due to lower revenue on modular products of $6.1 million, lower service revenue of $1.2 million offset by an increase in revenue for stackable products of $2.5 million.

In fiscal 2007, North America revenues were $141.1 million, a decrease of $8.8 million, or 5.9% over the fiscal 2006 results. The decline in revenue in North America was primarily a result of a decrease in revenue on modular products of $4.1 million and a decrease in stackable products of $1.8 million. Revenue in EMEA increased by $11.8 million, or 9.5%, in fiscal 2007 as compared to fiscal 2006. The increase in revenue was primarily due to an increase in stackable products of $8.1 million and modular products of $3.5 million. Revenue in APAC declined $18.7 million or 22.3%. The decrease in revenue was primarily due to lower revenues for stackable products of $8.3 million and modular products of $4.5 million and lower service revenue of $1.5 million.

We rely upon multiple channels of distribution, including a two-tiered distribution channel. One of these distribution channels, tier 1 distributors, consists of large distributors who purchase our products and make them available to resellers. Revenue through our tier 1 distributor channel was 47% of total product revenue in fiscal 2008, 49% in fiscal 2007 and 40% in fiscal 2006. The level of sales to any one customer, including a distributor, may vary from period to period.

Cost of Revenues and Gross Profit

The following table presents the gross profit on product and service revenues and the gross profit percentage of net revenues for the fiscal years 2008, 2007 and 2006 (dollars in thousands):

	Year Ended
	June 29, 2008	% of Net Revenues	July 1, 2007	% of Net Revenues	July 2, 2006	% of Net Revenues
Gross profit:
Product	$178,980	59.2%	$156,199	55.7%	$164,267	55.7%
Service	26,328	44.2%	28,996	46.5%	29,609	46.4%

Total gross profit	$205,308	56.7%	$185,195	54.0%	$193,876	54.1%

Gross profit was $205.3 million in fiscal 2008, $185.2 million in fiscal 2007 and $193.9 million in fiscal 2006, representing an increase of $20.1 million or 10.9% in fiscal 2008 from fiscal 2007 and an $8.7 million or 4.5% decrease in fiscal 2007 from fiscal 2006.

Cost of product revenue includes costs of raw materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans, and document control. We outsource substantially all of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering and document control at our facility in Santa Clara, California. Accordingly, a significant portion of our cost of product revenue consists of payments to our primary contract manufacturers, Flextronics International, Ltd. located in Guadalajara, Mexico and Alpha Networks, located in Hsinchu, Taiwan.

Product gross profit in fiscal 2008 was $179.0 million, representing an increase of $22.8 million or 14.6% from fiscal 2007. As a percentage of revenue, product gross profit increased 3.5%. The increase in product gross margin was primarily driven by increased revenue which is attributed to volume, average selling price (ASP) and mix changes of $16.8 million, a non-recurring change in estimate of our warranty reserve in the third quarter of fiscal 2008 which resulted in $1.4 million in savings, $2.6 million reduction in warranty expenses due to improved product quality and lower repair costs, $0.9 million reduction in operations overhead costs, $0.8 million decrease in excess and obsolescence costs and $0.3 million decrease in share-based compensation expense.

The product gross profit in fiscal 2007 was influenced negatively by lower revenue to absorb the fixed components of our manufacturing overhead costs and also higher inventory obsolescence costs of $1.8 million, offset in part by lower warranty expense of $1.4 million on lower volume, a reduction in per-unit product costs due to a shift in product mix, and a reduction in operations overhead costs of $3.2 million.

Our cost of service revenue consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross profit in fiscal 2008 was $26.3 million, a decrease of $2.7 million or 9.2% from fiscal 2007 service gross profit of $29.0 million. Service gross profit in fiscal 2008 was negatively impacted by the decrease in maintenance revenue due to the expiration of maintenance contract on older products, which was not offset by service contracts for newer stackable products which carry a lower service attach rate. The cost of service revenue in fiscal 2008 includes $0.3 million in share-based compensation expense compared to $0.4 million in fiscal 2007.

Service gross profit in fiscal 2007 was $29.0 million, a decrease of $0.6 million or 2.0% from fiscal 2006 gross profit of $29.6 million. Service gross profit in fiscal 2007 was negatively impacted by the decrease in service revenue, offset by improved cost controls. The cost of service revenue in fiscal 2007 includes $0.4 million in share-based compensation expense consistent with $0.4 million in fiscal 2006.

Our product and service gross profits are variable and dependent on many factors, some of which are outside of our control. Some of the primary factors affecting gross profit include demand for our products, changes in our pricing policies and those of our competitors, and the mix of products sold. Our gross profit may be adversely affected by increases in material or labor costs, increases in warranty expense or the cost of providing services under extended service contracts, heightened price competition, obsolescence charges and higher inventory balances. In addition, our gross profit may fluctuate due to the mix of distribution channels through which our products are sold, including the effects of our two-tier distribution model.

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses were $103.3 million in fiscal 2008, $102.1 million in fiscal 2007 and $98.5 million in fiscal 2006, representing an increase of 1.2% in fiscal 2008 from fiscal 2007, and an increase of 3.7% in fiscal 2007 from fiscal 2006. As a percentage of net revenues, sales and marketing expenses were 28.5% in fiscal 2008, 29.8% in fiscal 2007, and 27.5% in fiscal 2006.

The increase in fiscal 2008 of $1.2 million was primarily due to an increase in salaries, benefits, commission expenses and employee related expenses of $3.6 million, offset by decreases in equipment purchases of $0.8 million, marketing program expenses of $0.4 million, travel of $0.3 million, and share-based compensation expense of $0.5 million.

The increase in fiscal 2007 compared to fiscal 2006 of $3.6 million was primarily due to an increase in salaries, benefits and commission expenses of $3.8 million due to higher average headcount and employee retention program expenses and an increase in contract labor of $0.9 million, offset by decreases in professional fees of $0.5 million and share-based compensation of $0.6 million.

Research and Development Expenses

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products. Research and development expenses were $65.3 million in fiscal 2008, $67.1 million in fiscal 2007 and $62.0 million in fiscal 2006. As a percentage of total net revenues, research and development expenses were 18.1% in fiscal 2008, 19.6% in fiscal 2007 and 17.3% in fiscal 2006. We expense all research and development expenses as incurred.

Research and development expenses include $1.0 million, $3.0 million and $4.0 million in fiscal 2008, 2007 and 2006, respectively, in amortization expense related to the fair value of the warrant issued to Avaya as part of the Joint Development Agreement. The fair value of the warrant allocated to the Joint Development Agreement with Avaya is $17.9 million and is being amortized using the straight line method over the term of the agreement (see Note 13 of Notes to Consolidated Financial Statements). The fair value of the warrant has been fully amortized as of the second quarter of fiscal 2008.

The decrease in fiscal 2008 of $1.8 million or 2.6% was primarily due to the a decrease in contract labor and professional fees of $2.1 million, a decrease in the Avaya warrant amortization cost of $2.0 million, a decrease in share-based compensation of $0.3 million, and a decrease in operating expenses of $1.3 million, offset by an increase in project spending of $3.9 million related to the increase in the number of new stackable and modular projects.

The increase in fiscal 2007 compared to fiscal 2006 of $5.1 million was primarily due to $5.5 million increase in employee related expenses as a result of increased headcount, offset by a decrease of $1.0 million in the Avaya warrant amortization cost.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, legal fees, professional fees and other general corporate expenses. General and administrative expenses were $34.7 million in fiscal 2008, $33.6 million in fiscal 2007, and $25.5 million in fiscal 2006, representing an increase of 3.0% in fiscal 2008 from fiscal 2007, and an increase of 31.9% in fiscal 2007 from fiscal 2006. As a percentage of net revenues, general and administrative expenses were 9.6% in fiscal 2008, 9.8% in fiscal 2007 and 7.1% in fiscal 2006.

The increase in fiscal 2008 of $1.1 million was primarily due to an increase in intellectual property litigation charges of $5.7 million to defend claims related to our intellectual property, an increase in professional service fees (audit, tax and legal) of $0.8 million, an increase in salaries and wages and incentive compensation of $1.0 million and an increase in bad debt reserves of $0.4 million offset by a decrease in costs of the special investigation into historical stock option granting practices of $6.9 million in fiscal 2007.

The increase in fiscal 2007 compared to fiscal 2006 of $8.1 million was primarily due to $6.9 million related to the costs of the special investigation into historical stock option granting practices and $2.3 million in legal fees related to defending claims related to our intellectual property and a shareholder derivative lawsuit related to our historical stock option granting practices, offset by a decrease of $1.2 million in bad debt expense recognized in fiscal 2006.

Restructuring Charge

During fiscal 2008, 2007 and 2006, we recorded restructuring charges of $0.9 million, $4.0 million, and $3.3 million, respectively. The charges in fiscal 2008 and fiscal 2006 were for excess facilities charges and represented increases to the charges initially recognized during the fourth and third quarter of fiscal 2002, respectively due to changes in original estimates. The commercial real estate market continued to deteriorate in fiscal 2006 through fiscal 2008, and we were not able to find suitable tenants to sublease these excess facilities necessitating additional charges due to lower projected sublease receipts. The charges in fiscal 2007 included $1.1 million in the first through third quarters related to headcount reductions in our sales force in Japan, and $2.9 million in the fourth quarter to reduce headcount across several functional areas, terminate certain redundant contracts, and to exit an excess facility.

Interest Income

Interest income was $10.2 million in fiscal 2008, $13.6 million in fiscal 2007 and $15.1 million in fiscal 2006, representing a decrease of $3.3 million in fiscal 2008 from fiscal 2007, and a decrease of $1.5 million in fiscal 2007 from fiscal 2006. The decrease in interest income in fiscal 2008 from fiscal 2007 and fiscal 2007 from fiscal 2006 was due primarily to a decrease in funds available for investment as a result of our retiring $200 million in convertible subordinated notes in December 2006.

Interest Expense

Interest expense was $0.1 million, $3.1 million and $7.3 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Interest expense in fiscal year 2008 was primarily related to interest amortization of technology agreements. Interest expense in fiscal year 2007 and fiscal year 2006 was primarily attributable to the $200 million of convertible subordinated notes. The notes matured and were fully paid in December 2006. Interest on the notes was payable semi-annually at 3.5% per annum.

Other Income (Expense), net

Other income (expense) net, was expense of $0.8 million in fiscal 2008, expense of $0.9 million in fiscal 2007 and expense of $2.3 million in fiscal 2006.

Other expense in fiscal 2008 was primarily comprised of foreign currency losses of $1.0 million, offset by realized gain on investments of $0.2 million.

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

Provision (Benefit) for Income Taxes

The provisions for income taxes of $2.2 million for fiscal 2008 were recorded for taxes due on income generated in U.S federal, certain states and foreign tax jurisdictions. The effective tax rate in fiscal 2008 was 20.6% which differs from the statutory tax rate of 35% due primarily to the benefit of U.S net operating losses and the tax impact of income from foreign operations. As of June 29, 2008, we had net operating loss carryforwards for federal and state tax purposes of $255.0 million and $45.6 million, respectively, of which $53.8 million and $21.5 million, respectively, represent deductions from share-based compensation for which a benefit would be recorded in additional paid-in capital when realized. We also had federal and state tax credit carryforwards of $8.9 million and $18.3 million, respectively, as of June 29, 2008. Federal net operating loss carryforwards of $255.0 million will start to expire beginning 2021 through 2027 and state net operating losses of $45.6 million will expire between 2011 through 2018, if not utilized. Federal tax credits of $8.9 million will expire beginning 2012, if not utilized and state tax credits of $18.3 million will expire beginning 2009, if not utilized. Under FAS 123R, the deferred tax asset for net operating losses excludes deductions for excess tax benefits related to share-based compensation.

The provisions for income taxes of $2.2 million and $2.1 million for fiscal 2008 and 2007, respectively, were recorded for taxes due on income generated in U.S federal, certain states and foreign tax jurisdictions. The effective tax rate was 20.6% and negative 17.7% for fiscal 2008 and 2007, respectively, which differs from the statutory tax rate of 35% due primarily to the benefit of U.S. net operating losses carryforwards and the tax impact of income from foreign operations.

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

Share-based compensation recognized in the financial statements by line item caption is as follows (dollars in thousands):

	Year Ended
	June 29, 2008	July 1, 2007	July 2, 2006
Cost of product revenue	$479	$771	$718
Cost of service revenue	251	359	417
Sales and marketing	1,656	2,173	2,764
Research and development	1,554	1,834	1,993
General and administrative	1,119	1,046	1,103

Total share-based compensation expense	5,059	6,183	6,995
Share-based compensation cost capitalized in inventory	(7)	(1)	25

Total share-based compensation cost	$5,052	$6,182	$7,020

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

For options granted after July 4, 2005, and valued in accordance with FAS 123R, the expected volatility used to estimate the fair value of the options was based on a combination of the historical volatility on our stock and the implied volatility; we used the straight-line method for expense attribution and we estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rate in fiscal 2008, based on our historical forfeiture experience, is approximately 9%. We modified our estimated forfeiture rate in the fourth quarter of fiscal 2007 and recognized the cumulative effect of the change, as an increase in compensation expense, in that quarter of approximately $0.1 million.

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

Revenue Recognition

We derive the majority of our revenue from sales of our modular and stackable networking equipment, with the remaining revenue generated from service fees relating to the service contracts, professional services, and training on our products. We generally recognize product revenue from our value-added resellers and end-user customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. In instances where the criteria for revenue recognition are not met, revenue is deferred until all criteria have been met. Our total deferred product revenue was $1.2 million and $0.6 million as of June 29, 2008 and July 1, 2007, respectively. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis over the contractual service period. Our total deferred revenue for services, primarily from service contracts, was $38.8 million and $40.8 million as of June 29, 2008 and July 1, 2007, respectively. Service contracts typically range from one to two years.

When sales arrangements contain multiple deliverables, such as hardware, service contracts and other services, we determine whether the deliverables represent separate units of accounting and then allocate revenue to the delivered elements using the fair value residual method. We recognize revenue for each unit of accounting when the revenue recognition criteria for each unit of accounting are met. The amount of product revenue recognized is impacted by our judgments as to whether an arrangement includes multiple units of accounting and if so, whether fair value exists for the undelivered elements. The ability to establish fair value for any unit of accounting could affect the timing of the revenue recognition.

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

We provide an allowance for sales returns based on our historical returns, analysis of credit memo data and our return policies. The allowance for sales returns was $1.2 million and $2.1 million as of June 29, 2008 and July 1, 2007, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. The provision for returns is charged to net revenues in the accompanying consolidated statements of operations, and was $1.0 million in fiscal 2008, $1.4 million in fiscal 2007, and $1.0 million in fiscal 2006. If the historical data we use to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenues. We estimate and adjust this allowance at each balance sheet date.

The American Institute of Certified Public Accountants Statement of Position 97-2 “Software Revenue Recognition” (SOP 97-2) and related interpretations applies to all transactions involving the sale of products with a significant software component. Although historically our products have been hardware-focused, we have continued to monitor our product evolution and, based on a variety of factors, anticipate a transition to a SOP 97-2 revenue recognition model in the first half of fiscal 2009 as the software component of our products become more-than-incidental to the product. We have yet to fully assess the expected impact of SOP 97-2 on our future consolidated results of operations, financial position or cash flows.

Inventory Valuation

Our inventory balance was $13.9 million as of June 29, 2008, compared with $21.7 million as of July 1, 2007. We value our inventory at lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We provide inventory allowances based on excess and obsolete inventories determined primarily by future demand forecasts. The allowance is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Any written down or obsolete inventory subsequently sold has not had a material impact on gross margin for any of the periods disclosed.

Inventory write-downs charged to cost of product revenue were $2.2 million in fiscal 2008, $3.0 million in fiscal 2007 and $1.3 million in fiscal 2006. Although we make every effort to ensure the accuracy of our forecasts of product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and we determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of product revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our operating margin in that period will be favorably impacted.

Accrued Warranty

Networking products may contain undetected hardware or software errors when new products or new versions or updates of existing products are released to the marketplace. In the past, we had experienced such errors in connection with products and product updates. Our standard hardware warranty period is typically 12 months from the date of shipment to end-users and 90 days for software. For certain access products, we offer a limited lifetime hardware warranty commencing on the date of shipment from us and ending five (5) years following the our announcement of the end of sale of such product. Upon shipment of products to our customers, including both end-users and channel partners, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability through charges to cost of product revenue for this amount.

Our accrued warranty balance was $4.8 million as of June 29, 2008, compared with $7.2 million as of July 1, 2007. The determination of our warranty requirements is based on our actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust this accrual at each balance sheet date in accordance with changes in these factors. The cost of new warranties issued that was charged to cost of product revenue was $6.2 million in fiscal 2008, $8.8 million in fiscal 2007 and $10.2 million in fiscal 2006. While we believe that our warranty accrual is adequate and that the judgments applied in calculating this accrual are appropriate, the assumptions used are based on estimates and these estimated amounts could differ materially from our actual warranty expenses in the future.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable balance, net of allowance for doubtful accounts, was $64.4 million and $46.4 million as of June 29, 2008 and July 1, 2007, respectively. The allowance for doubtful accounts for trade accounts receivable as of June 29, 2008 was $1.1 million, compared with $0.7 million as of July 1, 2007. We continually monitor and evaluate the collectibility of our trade receivables based on a combination of factors. We record specific allowances for bad debts in general and administrative expense when we become aware of a specific customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends in the length of time the receivables are past due and historical collection experience. We mitigate some collection risk by requiring most of our customers in the Asia-Pacific region, excluding Japan and Australia, to pay cash in advance or secure letters of credit when placing an order with us. Our provision for doubtful accounts was an expense of $0.4 million in fiscal 2008, expense of $0.0 million in fiscal 2007 and an expense of $1.2 million in fiscal 2006. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required. We write-off receivables to the allowance after all collection efforts are exhausted.

Deferred Tax Asset Valuation Allowance

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Significant management judgment is required in determining our valuation allowance recorded against our net deferred tax assets. We make an assessment of the likelihood that our net deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not believed to be likely, a valuation allowance is established. We provided a full valuation allowance against all of our U.S. federal and state net deferred tax assets in fiscal 2003 in the amount of $194.8 million in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. In fiscal 2008, the valuation allowance decreased by $9.0 million to $157.7 million, and in fiscal 2007, the valuation allowance increased by $8.0 million to $166.6 million.

The valuation allowance is determined in accordance with the provisions of SFAS 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence, such as operating results during the most recent three-year period at the time the charge was incurred, was given more weight than our expectations of future profitability, which is inherently uncertain. Our losses during those periods represented sufficient negative evidence to require a full valuation allowance against our U.S federal and state net deferred tax assets under SFAS 109. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

Accounting for Uncertainty in Income Taxes

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”) in our first fiscal quarter 2008. FIN 48 is an interpretation of FASB Statement 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold.

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

Liquidity and Capital Resources

The following summarizes information regarding our cash and investments and working capital (in thousands):

	As of
	June 29, 2008	July 1, 2007
Cash, cash equivalents, short-term investments and marketable securities	$225,672	$215,855
Working Capital	$80,096	$121,675

The decrease in working capital as of June 29, 2008 as compared to July 1, 2007 is primarily due to the reclassification of our investments in auction rate securities (ARS) from short-term to long-term investments of $38.3 million net of temporary impairment charge. Refer to discussions below under Capital Resources and Financial Condition.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Year Ended
	June 29, 2008	July 1, 2007	July 2, 2006
Net cash provided by (used in) operating activities	$16,166	$(270)	$28,037
Net cash (used in) provided by investing activities	$(21,053)	$193,325	$(34,229)
Net cash provided by (used in) financing activities	$3,684	$(214,080)	$(28,680)

Net increase (decrease) in cash and cash equivalents	$(1,203)	$(21,025)	$(34,872)

Cash and cash equivalents, short-term investments and marketable securities were $225.7 million and $215.9 million at June 29, 2008 and July 1, 2007, respectively, representing an increase of $9.8 million. This increase was primarily due to cash provided by operating activities of $16.2 million and cash proceeds from issuance of common stock of $3.7 million, offset by $7.7 million cash used for capital expenditures and $2.5 million temporary impairment loss incurred on our student loan ARS.

Cash provided by operating activities was $16.2 million, an increase of $16.5 million compared to cash used in operating activities of $0.3 million in fiscal 2007. The increase was primarily due to net income of $8.4 million in fiscal 2008 as compared to net loss of $14.2 million in fiscal 2007. Fiscal 2008 net income of $8.4 million included significant non-cash charges, including provision for doubtful accounts of $0.4 million, depreciation and amortization expense of $7.2 million, share-based compensation expense of $5.1 million and amortization expense related to the warrant issued to Avaya of $1.3 million.

Accounts receivable, net, increased to $64.4 million at June 29, 2008 from $46.2 million at July 1, 2007. Days sales outstanding in receivables increased to 59 days at June 29, 2008 from 48 days at July 1, 2007. The increase in accounts receivable and increase in days sales outstanding were primarily due to increased sales at the end of fiscal 2008. Inventories decreased to $13.9 million at June 29, 2008 from $21.7 million at July 1, 2007. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence because of declining demand, rapidly changing technology, environmental regulations and customer requirements. Deferred revenue, net decreased to $40.3 million at June 29, 2008 from $42.1 million at July 1, 2007. This decrease was due primarily to lower service contracts booked as a result of contracts for newer stackable products which carry lower service attach rates.

We have a revolving line of credit for $10.0 million with a major lending institution. As of June 29, 2008, there were no outstanding borrowings under this facility. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. At June 29, 2008, we had outstanding letters of credit totaling $0.1 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of June 29, 2008. The line of credit was renewed on January 24, 2008, and is contractually available to us until January 22, 2009.

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

On August 11, 2008, we commenced a “modified Dutch auction” tender offer to purchase up to $100 million worth of our shares of outstanding common stock, including the associated preferred stock purchase rights, or such lesser value of shares as are properly tendered, at a price per share not less than $3.30 and not greater than $3.70, subject to certain conditions. We intend to fund this purchase entirely from cash on hand. We will select the lowest purchase price specified by tendering stockholders that will enable us to purchase $100 million worth of shares or, if shares with an aggregate value of less than $100 million are tendered at or below the maximum price of $3.70 per share, all shares that are properly tendered and not properly withdrawn. All shares will be acquired at the same purchase price regardless of whether a particular stockholder may have tendered shares at a lower price. At the minimum price of $3.30 per share in the tender offer, we will purchase a maximum of 30,303,030 shares, or approximately 26% of our outstanding common stock as of August 7, 2008. At the maximum price of $3.70 per share in the tender offer, we will purchase a maximum of 27,027,027 shares, or approximately 23% of our outstanding common stock as of August 7, 2008. The tender offer will expire, unless extended by us, on September 12, 2008. For additional information, refer to the Schedule TO that we filed with the Securities and Exchange Commission on August 11, 2008.

Contractual Obligations

The following summarizes our contractual obligations at June 29, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less Than			More Than
	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Contractual Obligations:
Non-cancelable inventory purchase commitments	$28,492	$28,492	—	—	—
Non-cancelable operating lease obligations	14,520	5,378	8,815	327	—
Other non-cancelable purchase commitments	4,778	2,294	2,234	250	—

Total contractual cash obligations	$47,790	$36,164	$11,049	$577	—

We did not have any material commitments for capital expenditures as of June 29, 2008. Other non-cancelable purchase commitments represent OEM and technology agreements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 29, 2008.

Capital Resources and Financial Condition

As at June 29, 2008, in addition to $70.4 million in cash and cash equivalents we had $42.9 million invested in short-term and $112.4 million invested in long-term marketable investments for a total cash and cash equivalents, short-term investments and marketable securities of $225.7 million.

Auction rate securities (“ARS”) are investments with contractual maturities generally between 0 and 40 years. The contractual maturities of our ARS investments are 25 to 40 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations with interest rates resetting every 7 to 49 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The ARS held by us are all backed by student loans and are over-collateralized, and on an aggregate basis 94% are guaranteed by the United States Federal Department of Education. In addition, all ARS held by us are rated by the major independent rating agencies as either AAA or Aaa.

As of June 29, 2008, we held $40.8 million principal amount in ARS, which we have classified in marketable securities in the amount of $38.3 million net of a temporary impairment.

Historically, our ARS have been highly liquid, using a dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 7 to 28 days, to provide liquidity at par. However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008 when sell orders exceeded buy orders. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at contractually set rates. However, we will not be able to liquidate our ARS until the issuer calls the security, our broker purchases the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures.

In the third quarter of fiscal 2008, we reclassified the entire ARS investment balance from short-term investments to long-term marketable securities in our consolidated balance sheet because of our inability to determine when our investments in ARS would settle. In the third quarter of fiscal 2008, we did not record a temporary or other than temporary impairment on the ARS. The auctions had started to fail shortly before the end of our fiscal third quarter 2008 and historically; the fair value of the ARS investments equaled the par value due to frequent resets through the auction process. We continued to earn interest on our ARS investments at the maximum contractual rate in the third quarter of fiscal 2008. We used the discounted cash flow model to estimate the fair value of the ARS making assumptions related to estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS which we believed to be very subjective at that time. Due to these considerations, we carried the ARS at par value in the third quarter of fiscal 2008 and did not record a temporary or other than temporary impairment.

As of June 29, 2008, the auctions of our ARS investments continued to fail. In the absence of a liquid market to value these securities, we have used a discounted cash flow model to estimate the fair value of our investments in ARS as of June 29, 2008. The valuation model is based on the following key assumptions:

•	5 years to liquidity;

•	continued receipt of contractual interest; and

•	discount rates ranging from 5.0% to 7.0%, which incorporate a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the ARS would be valued at approximately 94% of their stated par value, representing a decline in value of approximately $2.5 million. As we determined that the lack of liquidity in the market for the ARS is temporary in nature and that we have the ability and intent to hold these securities for sufficient time to allow the value to recover, the decline in value was considered temporary. Therefore, we recorded the impairment amount as a temporary charge in “Accumulated other comprehensive income” in the Consolidated Balance Sheet as of June 29, 2008.

On August 8, 2008, our broker, UBS, announced it would repurchase the ARS at full value, during a two year time period specific to the type of client and size of investment. See Note 14 of Notes to Our Consolidated Financial Statements for further details.

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

We believe that our current cash and cash equivalents, short-term investments, marketable securities and cash available from credit facilities and future operations will enable us to meet our working capital requirements for at least 12 months from the balance sheet date.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which was effective for fiscal years beginning after December 15, 2006. In our fiscal first quarter 2008, we adopted FIN 48. FASB issued FIN 48 to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 are optional and adoption began for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after June 29, 2009. We do not expect the adoption of SFAS 141R will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 clarifies the classification in a company’s consolidated balance sheet and the accounting for and disclosure of transactions between the company and holders of noncontrolling interests. SFAS 160 is effective for the Company January 1, 2009. Early adoption is not permitted. We do not expect the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

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

We hold a variety of interest bearing ARS that represent investments in pools of student loans. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. As of June 29, 2008, we continue to classify our entire balance of ARS in long-term marketable securities in our consolidated balance sheet because of our inability to determine when our investments in ARS would settle. We have recorded a temporary decline in value of approximately $2.5 million in “Accumulated other comprehensive income” in the Consolidated Balance Sheet as of June 29, 2008.

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

The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 29, 2008 and July 1, 2007.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
June 29, 2008:
Included in cash and cash equivalents	$26,283			$26,283	$26,283
Weighted average interest rate	2.51%
Included in short-term investments	$24,468	$18,454		$42,922	$42,922
Weighted average interest rate	2.61%	2.21%
Included in marketable securities			$112,380	$112,380	$112,380
Weighted average interest rate			2.87%

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
July 1, 2007:
Included in cash and cash equivalents	$31,091			$31,091	$31,091
Weighted average interest rate	5.29%
Included in short-term investments	$30,486	$61,113		$91,599	$91,599
Weighted average interest rate	5.32%	4.38%
Included in marketable securities			$52,683	$52,683	$52,683
Weighted average interest rate			5.18%

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

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). At June 29, 2008, these forward foreign currency contracts had a notional principal amount and fair value of $5.7 million. These contracts have maturities of less than 60 days.

Additionally, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS 133. At June 29, 2008, we held foreign currency forward contracts with a notional principal amount and fair value of $9.9 million. These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction gains and losses from operations, including the impact of hedging, were a loss of $1.3 million in fiscal 2008, a loss of $0.2 million in fiscal 2007 and a loss of $0.9 million in fiscal 2006.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Extreme Networks, Inc.

We have audited the accompanying consolidated balance sheets of Extreme Networks, Inc. as of June 29, 2008 and July 1, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 29, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Extreme Networks, Inc. at June 29, 2008 and July 1, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 29, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in fiscal year 2008, Extreme Networks, Inc. changed its method of accounting for uncertain tax positions in accordance with the guidance provided in Interpretation No. 48, “Accounting for Uncertainty in Income Taxes“ and, as discussed in Note 7 to the consolidated financial statements, in fiscal 2006, changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Extreme Networks, Inc.’s internal control over financial reporting as of June 29, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 9, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

September 9, 2008

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	June 29, 2008	July 1, 2007
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$70,370	$71,573
Short-term investments	42,922	91,599
Accounts receivable, net of allowances of $2,462 at June 29, 2008 ($3,088 at July 1, 2007)	64,417	46,420
Inventories, net	13,942	21,681
Deferred income taxes	254	1,118
Prepaid expenses and other current assets, net	4,654	5,189

Total current assets	196,559	237,580
Property and equipment, net	43,348	43,156
Marketable securities	112,380	52,683
Other assets, net	13,474	20,102

Total assets	$365,761	$353,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,921	$21,303
Accrued compensation and benefits	18,956	14,841
Restructuring liabilities	2,612	5,532
Accrued warranty	4,824	7,182
Deferred revenue, net	31,284	31,797
Deferred revenue, net of cost of sales to distributors	14,138	11,987
Other accrued liabilities	27,728	23,263

Total current liabilities	116,463	115,905
Restructuring liabilities, less current portion	6,777	8,456
Deferred revenue, less current portion	9,006	10,286
Deferred income taxes	403	688
Other long-term liabilities	1,058	1,961
Commitments and contingencies (Note 4)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 127,358,000 issued and outstanding at June 29, 2008 (125,105,000 July 1, 2007) and capital in excess of par value	943,283	934,540
Treasury stock, 11,053,877 shares at June 29, 2008	(48,303)	(48,303)
Accumulated other comprehensive (loss) income	(723)	572
Accumulated deficit	(662,203)	(670,584)

Total stockholders’ equity	232,054	216,225

Total liabilities and stockholders’ equity	$365,761	$353,521

(1)	The Consolidated Balance Sheet for this period has been reclassified to conform with the current period presentation related to our distributor business.

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	June 29, 2008	July 1, 2007	July 2, 2006
Net revenues:
Product	$302,313	$280,497	$294,824
Service	59,522	62,337	63,777

Total net revenues	361,835	342,834	358,601

Cost of revenues:
Product(1)	123,333	124,298	130,557
Service(1)	33,194	33,341	34,168

Total cost of revenues	156,527	157,639	164,725

Gross profit:
Product	178,980	156,199	164,267
Service	26,328	28,996	29,609

Total gross profit	205,308	185,195	193,876

Operating expenses:
Sales and marketing(1)	103,252	102,052	98,452
Research and development(1)	65,335	67,085	61,966
General and administrative(1)	34,656	33,638	25,498
Restructuring charge	893	4,003	3,268

Total operating expenses	204,136	206,778	189,184

Operating income (loss)	1,172	(21,583)	4,692
Interest income	10,229	13,551	15,136
Interest expense	(89)	(3,149)	(7,252)
Other expense, net	(753)	(876)	(2,269)

Income (loss) before income taxes	10,559	(12,057)	10,307

Provision for income taxes	2,178	2,140	1,798

Net income (loss)	$8,381	$(14,197)	$8,509

Basic and diluted net income (loss) per share:
Net income (loss) per share – basic	$0.07	$(0.12)	$0.07
Net income (loss) per share – diluted	$0.07	$(0.12)	$0.07
Shares used in per share calculation – basic	115,002	114,122	121,286
Shares used in per share calculation – diluted	115,784	114,122	123,049

(1) Includes share-based compensation expense as follows:
Cost of product revenue	$479	$771	$718
Cost of service revenue	251	359	417
Sales and marketing	1,656	2,173	2,764
Research and development	1,554	1,834	1,993
General and administrative	1,119	1,046	1,103

Total stock-based compensation expense	5,059	6,183	6,995
Capitalized in inventory	(7)	(1)	25

Total stock-based compensation expense, net	$5,052	$6,182	$7,020

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock and capital in excess of par value		Treasury Stock		Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 3, 2005	121,908	915,945	—	—	(150)	(2,887)	(664,896)	248,012
Components of comprehensive income:
Net income	—	—	—	—	—	—	8,509	8,509
Change in unrealized gain on investments, net of tax expense of $0	—	—	—	—	—	1,313	—	1,313
Change in unrealized gain on derivatives	—	—	—	—	—	(10)	—	(10)
Foreign currency translation adjustment	—	—	—	—	—	17	—	17

Total comprehensive income								9,829

Exercise of options to purchase common stock, net of repurchases	795	1,566	—	—	—	—	—	1,566
Issuance of common stock under employee stock purchase plan	907	3,445	—	—	—	—	—	3,445
Exercise of warrant by Avaya	859	9	—	—	—	—	—	9
Share-based payments, net of repurchases	—	7,020	—	—	—	—	—	7,020
Repurchase of common stock	—	—	(7,136)	(33,700)	—	—	—	(33,700)
Amortization of deferred stock compensation	—	(150)	—	—	150	—	—	—

Balances at July 2, 2006	124,469	927,835	(7,136)	(33,700)	—	(1,567)	(656,387)	236,181
Components of comprehensive income:
Net loss	—	—	—	—	—	—	(14,197)	(14,197)
Change in unrealized gain on investments, net of tax expense of $0	—	—	—	—	—	1,737	—	1,737
Change in unrealized loss on derivatives	—	—	—	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	—	—	—	404	—	404

Total comprehensive loss								(12,058)

Exercise of options to purchase common stock, net of repurchases	419	(180)	—	—	—	—	—	(180)
Issuance of common stock under employee stock purchase plan	217	702	—	—	—	—	—	702
Share-based payments, net of repurchases	—	6,183	—	—	—	—	—	6,183
Repurchase of common stock	—	—	(3,918)	(14,603)	—	—	—	(14,603)

Balances at July 1, 2007	125,105	$934,540	(11,054)	$(48,303)	$—	$572	$(670,584)	$216,225
Components of comprehensive income:
Net income	—	—	—	—	—	—	8,381	8,381
Change in unrealized gain on investments, net of tax expense of $0	—	—	—	—	—	(2,349)	—	(2,349)
Change in unrealized loss on derivatives	—	—	—	—	—	3	—	3
Foreign currency translation adjustment	—	—	—	—	—	1,051	—	1,051

Total comprehensive income								7,086

Exercise of options to purchase common stock, net of repurchases	914	2,250	—	—	—	—	—	2,250
Issuance of common stock under employee stock purchase plan	480	1,425	—	—	—	—	—	1,425
Exercise of warrant by Avaya	859	9	—	—	—	—	—	9
Share-based payments, net of repurchases	—	5,059	—	—	—	—	—	5,059

Balances at June 29, 2008	127,358	$943,283	(11,054)	$(48,303)	$—	$(723)	$(662,203)	$232,054

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	June 29, 2008	July 1, 2007	July 2, 2006
Cash flows from operating activities:
Net income (loss)	$8,381	$(14,197)	$8,509
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,193	7,926	11,899
Provision for doubtful accounts	416	—	1,166
Provision for excess and obsolete inventory	2,172	3,030	1,259
Deferred income taxes	578	64	(249)
Amortization of warrant	1,349	4,048	4,691
Restructuring charge	893	4,003	3,268
Loss on disposal of assets	300	54	9
Stock-based compensation	5,059	6,183	6,995
Changes in operating assets and liabilities, net
Accounts receivable	(18,413)	(1,353)	9,287
Inventories	5,567	(9,492)	4,728
Prepaid expenses and other assets	5,813	(2,342)	(4,602)
Accounts payable	(4,382)	1,165	1,855
Accrued compensation and benefits	4,115	3,083	(2,274)
Restructuring liabilities	(5,492)	(7,057)	(6,182)
Lease Liability	—	—	(471)
Accrued warranty	(2,359)	155	(444)
Deferred revenue	360	(279)	(8,145)
Other accrued liabilities	5,520	4,084	(2,304)
Other long-term liabilities	(904)	655	(958)

Net cash provided by (used in) operating activities	16,166	(270)	28,037

Cash flows (used in) provided by investing activities:
Capital expenditures	(7,683)	(4,637)	(7,969)
Purchases of investments	(307,442)	(210,711)	(273,986)
Proceeds from maturities of investments and marketable securities	122,063	213,153	128,108
Proceeds from sales of investments and marketable securities	172,009	195,520	119,618

Net cash (used in) provided by investing activities	(21,053)	193,325	(34,229)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock, net of repurchases	3,684	523	5,020
Repurchase of common stock	—	(14,603)	(33,700)
Principal payment on convertible debt	—	(200,000)	—

Net cash provided by (used in) financing activities	3,684	(214,080)	(28,680)

Net increase (decrease) in cash and cash equivalents	(1,203)	(21,025)	(34,872)
Cash and cash equivalents at beginning of period	71,573	92,598	127,470

Cash and cash equivalents at end of period	$70,370	$71,573	$92,598

Supplemental disclosure of cash flow information:
Interest paid	$—	$3,500	$7,000
Cash paid for income taxes, net	$996	$5,285	$587

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Extreme Networks, Inc. (“Extreme Networks” or “the Company”) is a leading provider of network infrastructure equipment and markets its products primarily to business, governmental, health care, service provider, and educational customers with a focus on large corporate enterprises and metropolitan service providers on a global basis. The Company conducts its sales and marketing activities on a worldwide basis through distributors, resellers and the Company’s field sales organization. Extreme Networks was incorporated in California in 1996 and reincorporated in Delaware in 1999.

2. Basis of Presentation and Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is a 52/53-week fiscal accounting year that closes on the Sunday closest to June 30th every year. Fiscal 2008, fiscal 2007 and fiscal 2006 were 52-week fiscal years. All references herein to “fiscal 2008” or “2008” represent the fiscal year ended June 29, 2008.

Principles of Consolidation

The consolidated financial statements include the accounts of Extreme Networks and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

The Company uses the U.S. dollar predominately as its functional currency. The functional currency for certain of its foreign subsidiaries is the local currency based on the criteria of SFAS No. 52, Foreign Currency Translation. For those subsidiaries that operate in a local currency functional environment, all monetary assets and liabilities are translated to United States dollars at current rates of exchange; non-monetary assets and liabilities are translated at historical rates of exchange; and revenues and expenses are translated using average rates. Gains and losses from foreign currency translation are included as a separate component of other comprehensive income (loss). Foreign currency transaction losses from operations, including the impact of hedging, were $1.3 million in fiscal 2008, $0.2 million in fiscal 2007 and $0.9 million in fiscal 2006.

Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but are not limited to, the accounting for the allowances for doubtful accounts and sales returns, inventory valuation, depreciation and amortization, valuation of ARS, impairment of long-lived assets, warranty accruals, restructuring liabilities, measurement of share-based compensation costs and income taxes. Actual results could differ materially from these estimates.

Revenue Recognition

The Company derives the majority of its revenue from sales of the Company’s modular and stackable networking equipment, with the remaining revenue generated from service fees relating to the service contracts, professional services, and training on the Company’s products. The Company generally recognizes product revenue from the Company’s value-added resellers and end-users at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis over the contractual service period. Service contracts typically range from one to five years. When sales arrangements contain multiple deliverables, such as hardware, service contracts and other services, the Company determines whether the deliverables represent

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

separate units of accounting and then allocate revenue to the delivered elements using the residual method. The Company recognizes revenue for each unit of accounting when the revenue recognition criteria for each unit of accounting are met. Shipping costs are included in cost of product revenues.

The Company makes certain sales to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that sell primarily to resellers and, on occasion, to end-user customers. The Company defers recognition of revenue on all sales to these distributors until the distributors sell the product, as evidenced by monthly “sales-out” reports that the distributors provide to the Company. The Company grants these distributors the right to return a portion of unsold inventory to it for the purpose of stock rotation. The Company also grants these distributors certain price protection rights. The distributor-related deferred revenue and receivables are adjusted at the time of the stock rotation return or price reduction. The Company also provides distributors with credits for changes in selling prices, and allows them to participate in cooperative marketing programs. Cooperative advertising expenses are recorded as marketing expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. The Company maintains estimated accruals and allowances for these exposures based upon its historical experience. The second tier of the distribution channel consists of a large number of third-party resellers that sell directly to end-users and are not granted return privileges, except for defective products during the warranty period. The Company reduces product revenue for certain price protection rights that may occur under contractual arrangements it has with its resellers.

The American Institute of Certified Public Accountants Statement of Position 97-2 “Software Revenue Recognition” (SOP 97-2) and related interpretations applies to all transactions involving the sale of products with a significant software component. Although historically the Company’s products have been hardware-focused, it has continued to monitor its product evolution and, based on a variety of factors, anticipates a transition to a SOP 97-2 revenue recognition model in the first half of fiscal 2009 as the software component of its products become more-than-incidental to the product. The Company has yet to fully assess the expected impact of SOP 97-2 on the Company’s future consolidated results of operations, financial position or cash flows.

Cash Equivalents, Short-Term Investments and Marketable Securities

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Investments consist of available-for-sale investment-grade debt securities that the Company carries at fair value. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, the Company diversifies its investments by limiting its holdings with any individual issuer.

Investments with maturities of greater than three months at the date of purchase are classified as Non-Cash Equivalents. Of these, investments with maturities of less than three hundred sixty five days at balance sheet date are classified as Short Term Investments. Investments with maturities of greater than three hundred sixty five days at balance sheet date are classified as Marketable Securities.

The Company accumulates unrealized gains and losses on the Company’s available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the shareholders’ equity section of its balance sheets. Such an unrealized loss does not reduce net income for the applicable accounting period. The Company includes realized gains and losses on its available-for-sale debt securities in other income (expense), in its statements of operations.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments were as follows (in thousands):

	June 29, 2008		July 1, 2007
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$70,370	$70,370	$71,573	$71,573
Short-term investments	$42,922	$42,922	$91,599	$91,599
Marketable securities	$112,380	$112,380	$52,683	$52,683
Forward foreign currency contracts	$(74)	$(74)	$(14)	$(14)

The fair values of short-term investments and marketable securities are determined using quoted market prices for those securities or similar financial instruments, except for the investments in ARS which are valued using a discounted cash flow model as of June 29, 2008.

Concentrations

The Company may be subject to concentration of credit risk as a result of certain financial instruments consisting principally of marketable investments and accounts receivable. The Company has placed its investments with high-credit quality issuers. The Company does not invest an amount exceeding 10% of its combined cash, cash equivalents, short-term investments and marketable securities in the securities of any one obligor or maker, except for obligations of the United States government, obligations of United States government agencies and money market accounts.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit. The Company mitigates some collection risk by requiring most of its customers in the Asia-Pacific region, excluding Japan, to pay cash in advance or secure letters of credit when placing an order with it. One customer accounted for 11%, 12% and 12% of the Company’s net revenues in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Two customers accounted for 14% and 10% of the Company’s accounts receivable balance at June 29, 2008. No customer accounted for more than 10% of the Company’s accounts receivable balance at July 1, 2007.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Substantially all receivables were trade receivables as of June 29, 2008 and July 1, 2007.

The Company continually monitors and evaluates the collectibility of its trade receivables based on a combination of factors. The Company records specific allowances for bad debts in general and administrative expense when the Company becomes aware of a specific customer’s inability to meet its financial obligation to it, such as in the case of bankruptcy filings or deterioration of financial position. The Company writes-off receivables to the allowance after all collection efforts are exhausted. Estimates are used in determining the Company’s allowances for all other customers based on factors such as current trends in the length of time the receivables are past due and historical collection experience. The Company mitigates some collection risk by requiring most of its customers in the Asia-Pacific region, excluding Japan, to pay cash in advance or secure letters of credit when placing an order with it.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost, determined on a first-in, first-out basis, or replacement cost. Inventories, net of write-downs for excess and obsolete inventory (which the Company determines primarily based on future demand forecasts) of $3.2 million and $2.9 million at June 29, 2008 and July 1, 2007, respectively, consist of (in thousands):

	June 29, 2008	July 1, 2007
Raw materials	$59	$—
Finished goods	13,883	21,681

Total	$13,942	$21,681

Inventory balances related to the Company’s sales to distributors were reclassified to deferred revenue in the fourth quarter of fiscal 2008 together with the corresponding comparative amounts. Refer to discussion below under Reclassifications.

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

	June 29, 2008	July 1, 2007
Computer equipment	$65,906	$62,651
Land	20,600	20,600
Buildings and improvements	17,625	17,546
Purchased software	27,181	33,775
Office equipment, furniture and fixtures	4,291	4,335
Leasehold improvements	6,289	6,327

	141,892	145,234
Less accumulated depreciation and amortization	(98,544)	(102,078)

Property and equipment, net	$43,348	$43,156

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenue, Net

Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenues where the revenue recognition criteria have not been met related to sales by the Company to its resellers or directly to its end-customers. Product revenue includes shipments to end-users and value-add resellers. The following table summarizes deferred revenue, net at the end of fiscal 2008 and fiscal 2007, respectively (in thousands):

	June 29, 2008	July 1, 2007
Services	$39,522	$41,850
Product
Revenue	1,249	596
Cost of Sales	(481)	(363)

Product revenue, net	768	233
Balance at end of period	40,290	42,083
Less: current portion	31,284	31,797

Non-current deferred revenue, net	$9,006	$10,286

The Company offers renewable support arrangements, including extended warranty contracts, to its customers that range generally from one to five years. Deferred support revenue is included within deferred revenue, net within the Services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Year Ended
	June 29, 2008	July 1, 2007
Balance beginning of period	$40,787	$41,722
New support arrangements	52,330	55,983
Recognition of support revenue	(54,339)	(56,918)

Balance end of period	38,778	40,787
Less current portion	29,772	30,501

Non-current deferred revenue	$9,006	$10,286

Deferred Revenue, Net of Cost of Sales to Distributors

At the time of shipment to distributors, the Company records a trade receivable at the contractual discount to list selling price since there is a legally enforceable obligation from the distributor to pay it currently for product delivered, the Company relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor, and the Company records deferred revenue and deferred cost of sales in “Deferred revenue, net of cost of sales to distributors” in the liability section of its consolidated balance sheets. Deferred revenue, net of cost of sales to distributors effectively represents the gross margin on the sale to the distributor; however, the amount of gross margin the Company recognizes in future periods will frequently be less than the originally recorded deferred revenue, net of cost of sales to distributors as a result of price concessions negotiated at time of sell-through to end customers. The Company sells each item in its product catalog to all of its distributors worldwide at contractually discounted prices. However, distributors resell the Company’s products to end customers at a very broad range of individually negotiated price points based on customer, product, quantity, geography, competitive pricing, and other factors. The majority of the Company’s distributors’ resales are priced at a discount from list price. Often, under these circumstances, the Company remits back to the distributor a

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

portion of their original purchase price after the resale transaction is completed. Thus, a portion of the deferred revenue balance represents a portion of distributors‘ original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price credits granted to distributors does not allow the Company to accurately estimate the portion of the balance in the deferred revenue that will be remitted to the distributors. Therefore, the Company does not reduce deferred revenue by anticipated future price credits; instead, price credits are typically recorded against deferred revenue, net of cost of sales to distributors when incurred, which is generally at the time the distributor sells the product.

The following table summarizes deferred revenue, net of cost of sales to distributors at the end of fiscal 2008 and fiscal 2007, respectively (in thousands):

	June 29, 2008	July 1, 2007
Revenue	$19,232	$15,203
Cost of Sales	(5,094)	(3,216)

Total deferred revenue, net of cost of sales to distributors	$14,138	$11,987

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

The Company has determined that the requirements of FIN 45 apply to its standard product warranty liability. The following table summarizes the activity related to the Company’s product warranty liability during fiscal 2008, fiscal 2007 and fiscal 2006:

	Year Ended
	June 29, 2008	July 1, 2007	June 2, 2006
Balance beginning of period	$7,182	$7,027	$7,471
New warranties issued	6,204	8,752	10,189
Warranty expenditures	(7,147)	(8,597)	(10,633)
Change in estimate	(1,415)	—	—

Balance end of period	$4,824	$7,182	$7,027

The Company’s standard hardware warranty period is typically 12 months from the date of shipment to end-users and 90 days for software. For certain access products, the Company offers a limited lifetime hardware warranty commencing on the date of shipment from the Company and ending five (5) years following the Company’s announcement of the end of sale of such product. Upon shipment of products to its customers, the Company estimates expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability in cost of product revenue for this amount. The determination of the Company’s warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. The Company estimates and adjusts these accruals at each balance sheet date in accordance with changes in these factors.

In the normal course of business to facilitate sales of its products, the Company indemnifies its resellers and end-user customers with respect to certain matters. The Company has agreed to hold the customer harmless

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

against losses arising from a breach of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on its operating results or financial position.

Other Accrued Liabilities

The following are the components of other accrued liabilities (in thousands):

	June 29, 2008	July 1, 2007
Accrued income taxes	$2,525	$1,877
Accrued back-end rebates	5,781	7,363
Accrued general and administrative costs	7,483	4,127
Other accrued liabilities	11,939	9,896

Total	$27,728	$23,263

Derivatives

The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and, upon occurrence of the forecasted transaction, is subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates. The ineffective portion of the gain or loss is reported in other expense immediately. For a derivative not designated as a cash flow hedge, the gain or loss is recognized in other expense in the period of change together with the offsetting gain or loss on the hedged item attributed to the risk being hedged.

Advertising

Cooperative advertising obligations with customers are accrued and the costs expensed at the time the related revenue is recognized. All other advertising costs are expensed as incurred. Cooperative advertising expenses are recorded as marketing expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Otherwise, such cooperative advertising obligations with customers are recorded as a reduction of revenue. Advertising expenses were $0.2 million, $0.2 million and zero for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Reclassification

To maintain consistency and comparability, the Company reclassified certain prior-year balance sheet amounts related to transactions with the Company’s distributors. To conform to the current-year presentation, the Company reclassified:

•	to trade receivables, $23.4 million of accounts receivable at July 1, 2007, which was previously reported in prepaids and other current assets;

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	to deferred revenue, net of deferred cost of sales to distributors, $15.2 million of deferred revenue at July 1, 2007, which was previously reported in prepaids and other current assets; and

•	to deferred revenue, net of deferred cost of sales to distributors, $3.6 million of deferred cost of sales at July 1, 2007, which was previously reported in inventory.

These reclassifications had no effect on previously reported consolidated results of operations, cash flows or stockholders equity.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which was effective for fiscal years beginning after December 15, 2006. In the Company’s fiscal first quarter 2008, the Company adopted FIN 48. FASB issued FIN 48 to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 are optional and adoption began for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after June 29, 2009. The Company does not expect the adoption of SFAS 141R will have a material impact on its consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 clarifies the classification in a Company’s consolidated balance sheet and the accounting for and disclosure of transactions between the company and holders of noncontrolling interests. SFAS 160 is effective for the Company January 1, 2009. Early adoption is not permitted. The Company does not expect the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

3. Available-for-Sale Securities

The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
June 29, 2008:
Money market funds	$26,283	$26,283	$—	$—
U.S. corporate debt securities	45,399	45,329	—	(70)
U.S. government agency securities	71,816	71,653	—	(163)
Auction rate securities	40,837	38,319	—	(2,517)

	$184,335	$181,585		$(2,750)

Classified as:
Cash equivalents	$26,283	$26,283	$—	$—
Short-term investments	42,985	42,922	—	(63)
Marketable securities	115,067	112,380	—	(2,687)

	$184,335	$181,585		$(2,750)

July 1, 2007:
Money market funds	$198	$198	$—	$—
U.S. corporate debt securities	90,436	90,190	—	(247)
U.S. government agency securities	48,309	48,160	—	(149)
U.S. municipal bonds	1,991	1,985	—	(6)
Auction rate securities	34,840	34,840	—	—

	$175,774	$175,373	$—	$(402)

Classified as:
Cash equivalents	$31,109	$31,091	$—	$(18)
Short-term investments	91,772	91,599	—	(174)
Marketable securities	52,893	52,683	—	(210)

	$175,774	$175,373	$—	$(402)

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of available-for-sale investments in debt securities at June 29, 2008, by contractual maturity, were as follows (excludes money market funds) (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$42,985	$42,922
Due in 1-2 years	36,221	36,235
Due in 2-5 years	38,009	37,825
Due in more than 5 years	40,837	38,320

Total investments in available for sale debt securities	$158,053	$155,302

Auction rate securities (“ARS”) are investments with contractual maturities generally between 0 and 40 years. The contractual maturities of the Company’s ARS investments are 25 to 40 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations with interest rates resetting every 7 to 49 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The ARS held by the Company are all backed by student loans and are over-collateralized, and on an aggregate basis 94% are guaranteed by the United States Federal Department of Education. In addition, all ARS held by the Company are rated by the major independent rating agencies as either AAA or Aaa.

As of June 29, 2008, the Company held $40.8 million principal amount in ARS, which the Company had classified in marketable securities in the amount of $38.3 million net of a temporary impairment.

Historically, the Company’s ARS have been highly liquid, using a dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 7 to 28 days, to provide liquidity at par. However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of the Company’s ARS failed beginning in February 2008 when sell orders exceeded buy orders. The failures of these auctions do not affect the value of the collateral underlying the ARS, and the Company continues to earn and receives interest on the Company’s ARS at contractually set rates. However, the Company will not be able to liquidate its ARS until the issuer calls the security, a successful auction occurs, its broker purchases the security, a buyer is found outside of the auction process or the security matures.

In the third quarter of fiscal 2008, the Company reclassified the entire ARS investment balance from short-term investments to long-term marketable securities in its consolidated balance sheet because of its inability to determine when its investments in ARS would settle. In the third quarter of fiscal 2008, the Company did not record a temporary or other than temporary impairment on the ARS. The auctions had started to fail shortly before the end of the Company’s fiscal third quarter 2008 and historically; the fair value of the ARS investments equaled the par value due to frequent resets through the auction process. The Company continued to earn interest on its ARS investments at the maximum contractual rate in the third quarter of fiscal 2008. The Company used the discounted cash flow model to estimate the fair value of the ARS making assumptions related to estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS which the Company believed to be very subjective at that time. Due to these considerations, the Company carried the ARS at par value in the third quarter of fiscal 2008 and did not record a temporary or other than temporary impairment.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 29, 2008, the auctions of the Company’s ARS investments continued to fail. In the absence of a liquid market to value these securities, the Company had used a discounted cash flow model to verify the estimated fair value of its investments in ARS as of June 29, 2008. The valuation model is based on the following key assumptions:

•	5 years to liquidity;

•	continued receipt of contractual interest; and

•	discount rates ranging from 5.0% to 7.0%, which incorporate a spread for both credit and liquidity risk.

Based on these assumptions, the Company estimated that the ARS would be valued at approximately 94% of their stated par value, representing a decline in value of approximately $2.5 million. As the Company determined that the lack of liquidity in the market for ARS is temporary in nature and that the Company has the ability and intent to hold these securities for sufficient time to allow the value to recover, the decline in value was considered temporary. Therefore, the Company recorded the impairment amount as a temporary charge in “Accumulated other comprehensive income” in the Consolidated Balance Sheet as of June 29, 2008.

On August 8, 2008, the Company’s broker announced it would repurchase the ARS at full value, during a two year time period specific to the type of client and size of investment. See Note 14 of Notes to Consolidated Financial Statements for further details.

The following table presents the Company’s investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 29, 2008:
U.S. corporate debt securities	$33,874	$(163)	$—	$—	$33,874	$(163)
U.S. government agency securities	48,103	(216)	—	—	48,103	(216)
Auction rate securities	38,308	(2,517)			38,308	(2,517)

	$120,285	$(2,896)	$—	$—	$120,285	$(2,896)

Municipal and corporate bonds. Unrealized losses as of June 29, 2008 on the Company’s investments in municipal and corporate bonds were caused by interest rate increases. The contractual terms of the debentures do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of the Company’s municipal bonds have a credit rating of AAA, and the issuers of the Company’s corporate bonds have a credit rating of AA (Moody’s and S&P).

Government agency securities. Unrealized losses as of June 29, 2008 on the Company’s investments in its government agency securities (i.e., Federal National Mortgage Association and Federal Home Loan Mortgage Corp.) were caused by interest rate increases. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of the Company’s government agency securities have a credit rating of AAA.

Auction rate securities. Unrealized losses as of June 29, 2008 on the Company’s investments in ARS were caused due to the illiquidity associated with these securities. In the absence of a liquid market to value these

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities, the Company had used a discounted cash flow model to estimate the fair value of its investments in ARS as of June 29, 2008.

The realized gains (losses) included in other income (expense), net were $0.2 million, $0.0 million, and $0.0 million, in fiscal 2008, 2007, and 2006, respectively. Gross realized losses for all periods presented were not material. The cost of securities sold is determined using the specific identification method.

The unrealized losses on the Company’s investments were caused by interest rate increases or in the case of the Company’s ARS for fiscal 2008, by illiquidity conditions as discussed above. As substantially all of the Company’s investments are investment grade government and corporate debt securities that have maturities of less than 3 years, and it has both the ability and intent to hold the investments until maturity, it does not consider these investments to be other-than-temporarily impaired at June 29, 2008.

4. Commitments, Contingencies and Leases

Line of Credit

The Company has a revolving line of credit for $10.0 million with a major lending institution. Borrowings under this line of credit bear interest at the bank’s prime rate. As of June 29, 2008, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit outstanding not to exceed the unused balance of the line. As of June 29, 2008, the Company had letters of credit totaling $0.1 million. These letters of credit were primarily issued to satisfy requirements of certain of the Company’s customers for performance bonds. The line of credit requires the Company to maintain specified financial covenants related to tangible net worth and liquidity with which the Company was in compliance as of June 29, 2008. The line of credit was renewed on January 24, 2008, and is contractually available to the Company until January 22, 2009.

Leases

The Company leases office space for its various United States and international sales offices. Certain leases contain rent escalation clauses and renewal options. The Company subleases certain of its leased facilities to third party tenants. Future annual minimum lease payments under all noncancelable operating leases and future rental income under all noncancelable subleases (including facilities included in the Company’s restructuring accruals) having initial or remaining lease terms in excess of one year at June 29, 2008 were as follows (in thousands):

	Future Lease Payments	Future Rental Income
Fiscal 2009	5,378	340
Fiscal 2010	4,732	101
Fiscal 2011	4,083	—
Fiscal 2012	327	—
Thereafter	—	—

Total minimum payments	$14,520	$441

Rent expense, excluding restructuring rent expense, was approximately $4.8 million, $4.8 million and $4.4 million for fiscal 2008, fiscal 2007, and fiscal 2006, respectively, net of sublease income of $0.2 million, $0.1 million and $0.1 million in the respective periods.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. The arrangements allow them to procure long lead-time component inventory on the Company’s behalf based upon a rolling production forecast provided by it. The Company is obligated to the purchase of long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of June 29, 2008, the Company had non-cancelable commitments to purchase approximately $28.5 million of such inventory during the first quarter of fiscal 2009.

Legal Proceedings

Government Inquiries Relating to Historical Stock Option Practices

On June 27, 2006, the Company received an informal inquiry letter from the Staff of the SEC Enforcement Division requesting that the Company voluntarily provide documents related to its policies, practices and procedures for granting stock options for the period since its initial public offering on April 9, 1999 (“IPO”). The Company responded to the request and cooperated fully with the SEC inquiry, which included forming a Special Committee of the Board of Directors to fully investigate the matter. On February 26, 2008, the Company received written notice from the Staff confirming that the Staff had concluded its investigation concerning the Company’s historical stock option granting practices and that no enforcement action was recommended to the SEC.

On June 11, 2007, the Company received a request from the Internal Revenue Service for documents pertaining to its historical stock option grants and other matters. The Company responded to the request and is cooperating with the IRS inquiry. The Company cannot predict how long it will take to or how much more time and resources the Company will have to expend to resolve this government inquiry, nor can the Company predict the final outcome of this inquiry.

Shareholder Litigation Relating to Historical Stock Option Practices

On April 25, 2007, an individual identifying herself as one of the Company’s shareholders filed a derivative action in the United States District Court for the Northern District of California purporting to assert claims on behalf of and in the name of the Company against various of its current and former directors and officers relating to historical stock option granting from 1999 to 2002 and related accounting practices. Two similar derivative actions were filed thereafter in the same court by other individuals and the three cases were consolidated by order of the Court. After two amended complaints were filed by the lead plaintiff, the Company filed a motion to dismiss the second amended complaint, which was granted without prejudice on August 12, 2008.

On August 22, 2008, Kathleen Wheatley, an individual identifying herself as one of the Company’s shareholders, filed a motion for the Court to reconsider its ruling on August 12, 2008 granting the Company’s motion to dismiss. In response, the Company asked the Court to reject Ms. Wheatley’s motion on various grounds, including that Ms. Wheatley is not a party to this derivative action. The Court has not yet ruled on Ms. Wheatley’s motion. On September 4, 2008, Ms. Wheatley filed both a motion to intervene in the derivative action and a third amended complaint, which differs little from the first amended complaint. The third amended complaint continues to allege that various of the Company’s current and former directors and officers breached their fiduciary duties and other obligations to the Company and violated state and federal securities laws in connection with the Company’s historical grants of stock options. The Company is named as a nominal defendant in the action, but the Company has customary indemnification agreements with the named defendants. On behalf of the Company, Ms. Wheatley seeks unspecified monetary and other relief against the named

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

defendants. The Company intends to continue to defend the derivative action vigorously, but due to the uncertainty of litigation, the Company cannot predict the ultimate outcome of this matter at this time.

Intellectual Property Litigation

On April 20, 2007, Extreme Networks filed suit against Enterasys Networks in the United States District Court for the Western District of Wisconsin, Civil Action No. 07-C-0229-C. The complaint alleges willful infringement of U.S. patents Nos. 6,104,700, 6,678,248, and 6,859,438, and seeks injunctive relief against Enterasys’ continuing sale of infringing goods and monetary damages. Enterasys responded to the complaint on May 30, 2007. Enterasys also filed a counterclaim alleging infringement of three U.S. patents owned by Enterasys. On April 9, 2008, the court dismissed Enterasys’ counterclaims on one of the patents with prejudice. On May 5, 2008, the court granted Extreme motion for summary judgment, finding that Extreme does not infringe Enterasys’ two remaining patents and dismissing all of Enterasys’ remaining counterclaims with prejudice. On May 30, 2008, a jury found that Enterasys infringed all three of Company’s patents and awarded the Company damages in the amount of $0.2 million. The Court also ruled in Extreme’s favor on Enterasys’ challenge to the validity of Extreme patents. Post-trial motions are currently pending before the Court. Due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of the matter at this time.

On June 21, 2005, Enterasys filed suit against Extreme Networks and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Massachusetts, Civil Action No.05-11298 DPW. The complaint alleges willful infringement of U.S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560,236, and seeks: a) a judgment that Extreme willfully infringes each of the patents; (b) a permanent injunction from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) damages and a “reasonable royalty” to be determined at trial; (d) trebled damages; (e) attorneys fees, costs and interest; and (f) equitable relief at the court’s discretion. Foundry brought a claim for reexamination of five of the patents at issue to the Patent and Trademark Office (“PTO”). The parties stipulated, and the court agreed, to stay the proceeding until the results of the reexamination are released by the PTO. Once the stay is lifted, the Company intends to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of the matter at this time.

On February 7, 2008, Network-1 Security Solutions, Inc. sued Extreme Networks along with Cisco Inc., Cisco-Linksys, Inc., Adtran, Inc., Enterasys Networks, Inc., Netgear, Inc. and 3COM Corporation in the United States District Court for the Eastern District of Texas (Case No. 6:08cv030). The suit alleges infringement of U.S. Patent No. 6,218,930 and seeks damages for the alleged infringement, injunctions against infringement, and payment of attorneys’ fees, costs and interest. We have answered the complaint, denied infringing the patent and asserted the patent is invalid. A trial date has been set for July 12, 2010. The Company intends to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of the matter at this time.

On February 26, 2008, Fenner Investments, Ltd. filed suit against the Company along with D-Link Systems, Zyxel Communications, SMC Networks, Enterasys, Foundry, Netgear, Inc. and 3Com Corporation in the United States District Court for the Eastern District of Texas, Civil Action No. 08-CV-00061. The suit alleges infringement of US Patent No. 7,145,906 and 5,842,224, and seeks damages for the alleged infringement, injunctions against infringement and payment of attorneys’ fees, costs and interest. The Company has answered the complaint and counterclaimed for declaratory judgment of patent invalidity and noninfringement. A trial date is set for October 13, 2009. The Company intends to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of the matter at this time.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 17, 2008, Erik Andersen and Rob Landley, sued the Company in the United States District Court for the Southern District of New York, for copyright violations related to the Company’s use of the BusyBox software allegedly in violation of the GNU General Public License Version 2 terms under which BusyBox is licensed. Plaintiffs are seeking both monetary damages and injunctive relief. This case is in the early stages and the Company has not yet answered the complaint. The Company intends to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of the matter at this time.

Other Legal Matters

Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The operative amended complaint names as defendants Extreme Networks; six of the Company’s present and former officers and/or directors, including the Company’s former CEO and current Chairman of the Board (the “Extreme Networks Defendants”); and several investment banking firms that served as underwriters of the Company’s initial public offering and October 1999 secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes.

Previously, the Company executed a settlement agreement presented to all issuer defendants. In that settlement, plaintiffs would dismiss and release all claims against the Extreme Network Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Extreme Networks Defendants would not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeded the amount of the insurance coverage. The Court gave preliminary approval to the settlement in February 2005 and held a hearing in April 2006 to consider final approval of the settlement. Before the Court issued a final decision on the settlement, on December 5, 2006 the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Thereafter, on December 14, 2006, the Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit Court of Appeals for a rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit Court of Appeals denied plaintiffs’ petition for a rehearing, but clarified that the plaintiffs may seek to certify a more limited class. Accordingly, the parties withdrew the prior settlement, and plaintiffs filed an amended complaint in attempt to comply with the Second Circuit Court of Appeals’ ruling. On March 26, 2008, the court denied in part and granted in part the motions to dismiss the focus cases on substantially the same grounds as set forth in its prior opinion. There is no guarantee that an amended or renegotiated settlement will be reached, and if reached, approved. The Company intends to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of the matter at this time.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Convertible Subordinated Notes

In December 2001, the Company completed a private placement of $200.0 million of convertible subordinated notes. The notes matured and were paid off on December 1, 2006. Interest was payable semi-annually at 3.5% per annum.

6. Stockholders’ Equity

Preferred Stock

In April 2001, in connection with the Company’s Stockholders’ Rights Agreement, the Company authorized the issuance of preferred stock. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to provide for the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions on these shares. As of June 29, 2008, no shares of preferred stock were outstanding.

Warrants

On October 30, 2003, Extreme Networks and Avaya, Inc. entered into a strategic alliance to jointly develop and market converged communications solutions, by executing a Joint Development Agreement, and a distribution agreement under which Avaya is entitled to resell Extreme Networks products. Extreme issued to Avaya a warrant with a ten-year expiration period to purchase up to 2,577,794 shares of Extreme Networks common stock at a price of $0.01 per share, and Avaya had the right to exercise the warrant with respect to one third of such shares 90 days after the date of the agreements, and the remaining shares were exercisable based upon the completion of certain milestones by Avaya. Even if the milestones were not completed, however, the warrant was fully exercisable for all shares 90 days prior to the expiration of the warrant. Avaya exercised the warrant with respect to approximately 859,265 of the shares subject to the warrant on March 17, 2004, approximately 859,265 of the shares subject to the warrant on August 8, 2005, and approximately 859,264 of the shares subject to the warrant on January 18, 2008. See Note 13 for additional details on the Avaya alliance.

Deferred Stock Compensation

During fiscal 2001, the Company recorded deferred share-based compensation expense of $24.4 million associated with unvested stock options subject to forfeiture issued to employees assumed in acquisitions. In addition, in accordance with APB 25, for the year ended July 3, 2005 and prior years, share-based compensation expense was not recorded in connection with stock options granted with exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant. The Company recorded deferred stock compensation in connection with stock options granted with exercise prices less than the fair market value of the common stock on the date of grant. The amount of such deferred stock compensation is equal to the excess of fair market value over the exercise price on such date. These amounts were amortized as charges to operations, using the graded method, over the vesting periods of the individual stock options, generally four years. Upon termination of an employee, the amount of expense recognized under the graded vesting method that is in excess of the amount actually earned is reversed. Upon adoption of FAS 123R at the beginning of fiscal year 2006, the Company reclassified the unamortized deferred stock compensation in the amount of $0.2 million against common stock.

Stockholders’ Rights Agreement

In April 2001, the Board of Directors approved a Stockholders’ Rights Agreement (“Rights Agreement”), declaring a dividend of one preferred share purchase right for each outstanding share of common stock, par value

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$0.001 per share, of Extreme Networks common stock. The Rights Agreement is intended to protect stockholders’ rights in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover of Extreme Networks on terms that are favorable and fair to all stockholders and will not interfere with a merger approved by the Board of Directors. In the event the rights become exercisable, each right entitles stockholders to buy, at an exercise price of $150 per right owned, a unit equal to a portion of a new share of Extreme Networks Series A preferred stock. The rights will be exercisable only if a person or a group acquires or announces a tender or exchange offer to acquire 15% or more of the Company’s common stock. The rights, which expire in April 2011, are redeemable for $0.001 per right at the approval of the Board of Directors.

Accumulated Other Comprehensive Income (Loss)

The following are the components of accumulated other comprehensive income (loss), net of tax (in thousands):

	June 29, 2008	July 1, 2007
Accumulated unrealized loss on investments, net of tax of $0 in fiscal 2007 and $0 in fiscal 2006	$(2,751)	$(402)
Accumulated unrealized gain on derivatives	3	—
Accumulated foreign currency translation adjustments	2,025	974

Accumulated other comprehensive loss	$(723)	$572

Shares Reserved for Issuance

The following are shares reserved for issuance (in thousands):

	June 29, 2008	July 1, 2007
Warrants	—	860
Employee stock purchase plan	5,103	5,583
Employee stock options	30,576	39,968

Total shares reserved for issuance	35,679	46,411

7. Employee Benefit Plans (including Share-based Compensation)

On July 4, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, (“FAS 123R”). Prior to July 4, 2005, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, Accounting for Share-based Compensation (“FAS 123”). In accordance with APB 25 no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted FAS 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the year ended July 2, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 4, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to July 4, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 29, 2008, the Company has the following share-based compensation plans:

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted by the Company’s Board of Directors on October 20, 2005, and approved by stockholders on December 2, 2005. The 2005 Plan replaces the 1996 Stock Option Plan (the “1996 Plan”), 2000 Nonstatutory Stock Option Plan (the “2000 Plan”) and 2001 Nonstatutory Stock Option Plan (the “2001 Plan”).

Under the 2005 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other share-based or cash-based awards to employees and consultants. The 2005 Plan also authorizes the grant of awards of stock options, stock appreciation rights, restricted stock and restricted stock units to non-employee members of the Board of Directors and deferred compensation awards to officers, directors and certain management or highly compensated employees. The 2005 Plan authorizes the issuance of up to 12,000,000 shares of the Company’s common stock. In addition, up to 11,000,000 shares subject to awards outstanding under the 1996 Plan, the 2000 Plan, and the 2001 Plan that expire will be added to the number of shares available for future grant under the 2005 Plan.

Amended 1996 Stock Option Plan

The 1996 Plan was originally adopted in September 1996, and provided for the grant of options for common stock to eligible participants. A total of 56,387,867 shares were reserved under the 1996 Plan. Options granted under this plan have a contractual term of ten years. Effective December 2, 2005, the 1996 Plan was terminated, and, as of June 29, 2008, options to acquire 7,255,156 shares were outstanding under the 1996 Plan.

2000 Plan

In March 2000, the Board of Directors adopted the 2000 Plan which provided for the grant of options for common stock to eligible participants. A total of 4,000,000 shares were reserved under the 2000 Plan. Options granted under this plan have a contractual term of ten years. Effective December 2, 2005, the 2000 Plan was terminated, and, as of June 29, 2008, options to acquire 424,583 shares were outstanding under the 2000 Plan.

2001 Plan

In May 2001, the Board of Directors adopted the 2001 Plan which provided for the grant of options for common stock to eligible participants. A total of 4,000,000 shares were reserved under the 2001 Plan. Options granted under this plan have a contractual term of ten years. Effective December 2, 2005, the 2001 Plan was terminated, and, as of June 29, 2008, options to acquire 598,187 shares were outstanding under the 2001 Plan.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Awards

Stock awards may be granted under the 2005 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock which vests over a fixed period. A summary of the status of the Company’s non-vested stock awards as of June 29, 2008 and changes during fiscal 2008 is presented below:

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value
Non-vested stock outstanding at July 1, 2007	465	$3.63
Granted	155	4.06
Vested	(190)	3.78
Canceled	(69)	3.52

Non-vested stock outstanding at June 29, 2008	361	3.76

During fiscal 2008, fiscal 2007 and fiscal 2006, the Company granted non-vested stock awards under the 2005 Plan for 155,000, 564,000 and 170,000 shares of common stock with a weighted average grant date fair value per share of $4.06, $3.50 and $4.74, respectively. The shares were placed in an escrow account and will be released to the recipients as the shares vest over periods of up to twenty-four months. If a participant terminates employment prior to the vesting dates, the unvested shares will be canceled and returned to the 2005 Plan. The Company recognizes compensation expense on the awards over the vesting period based on an intrinsic value calculation as of the date of grant. As of June 29, 2008, there were approximately $0.8 million in unrecognized compensation costs related to non-vested stock awards. This cost is expected to be recognized over a weighted-average period of approximately 1.5 year.

1999 Employee Stock Purchase Plan

In January 1999, the Board of Directors approved the adoption of Extreme Network’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”). On December 2, 2005, the stockholders approved an amendment to the Purchase Plan to increase the maximum number of shares of common stock that may be issued under the plan by 5,000,000 to a total of 12,000,000 shares. The Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of total compensation. No more than 625 shares may be purchased on any purchase date per employee. Each offering period has a maximum duration of 12 months and has four purchase periods. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. Through June 29, 2008, 6,896,749 shares had been purchased under the Purchase Plan.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000’s)
Options outstanding at July 3, 2005	21,138	$6.87
Granted	4,965	$4.52
Exercised	(513)	$3.13
Canceled	(4,164)	$6.94

Options outstanding at July 2, 2006	21,426	$6.59
Granted	3,687	$3.67
Exercised	(150)	$0.62
Canceled	(3,522)	$6.39

Options outstanding at July 1, 2007	21,441	$5.97
Granted	8,085	$4.07
Exercised	(840)	$2.82
Canceled	(9,717)	$6.46

Options outstanding at June 29, 2008	18,969	$5.05	7.40	$29,258
Exercisable at June 29, 2008	10,459	$5.87	6.11	$28,950

The following table summarizes significant ranges of outstanding and exercisable options at June 29, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
		(In years)
$ 0.94 – 3.65	3,171,339	7.06	$3.40	1,526,352	$3.36
$ 3.66 – 4.24	3,194,743	8.21	$3.89	1,559,075	$3.95
$ 4.25 – 4.25	5,205,883	9.31	$4.25	537,099	$4.25
$ 4.26 – 6.23	3,162,613	6.85	$4.81	2,624,512	$4.84
$ 6.25 – 8.12	3,375,445	5.42	$7.32	3,352,667	$7.33
$ 8.25 – 46.25	859,239	3.82	$12.31	859,239	$12.31

$ 0.94 – 46.25	18,969,262	7.40	$5.05	10,458,944	$5.87

As of June 29, 2008, there was $10.5 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on both the implied volatilities from traded options on the Company’s stock and historical volatility on the Company’s stock.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For options granted prior to July 4, 2005, and valued in accordance with FAS 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility on the Company’s stock; the Company used the graded vesting method for expense attribution; and the Company recognized option forfeitures as they occurred as allowed by FAS 123.

For options granted after July 3, 2005, and valued in accordance with FAS 123R, the expected volatility used to estimate the fair value of options was based on a combination of the historical volatility of the Company’s stock and the implied volatility; the Company uses the straight-line method for expense attribution, and the Company estimates forfeitures and only recognize expense for those shares expected to vest. The Company’s estimated forfeiture rate in fiscal 2008, based on its historical forfeiture experience, is approximately 9%.

The fair value of stock options granted and employee stock purchase plan awards granted in fiscal 2008, 2007 and fiscal 2006 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plan			Employee Stock Purchase Plan
	Year Ended			Year Ended
	June 29, 2008	July 1, 2007	July 2, 2006	June 29, 2008	July 1, 2007	July 2, 2006
Expected life	2.5 yrs	2.5 yrs	2.5 yrs	0.25 yrs	0.9 yrs	0.6 yrs
Risk-free interest rate	3.5%	4.9%	4.2%	2.96%	5.0%	4.8%
Volatility	40%	50%	60%	45%	37%	38%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

The Black-Scholes-Merton option valuation model requires the input of highly subjective assumptions, including the expected life of the share-based award and stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the Company’s recorded and pro forma share-based compensation expense could have been materially different from that depicted above and below. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.

The weighted-average grant-date per share fair value of options granted in fiscal 2008, 2007 and fiscal 2006 was $1.15, $1.27, and $1.82, respectively. The weighted-average estimated per share fair value of shares granted under the Purchase Plan in fiscal 2008 and fiscal 2006 were $0.88 and $1.28, respectively. The weighted-average estimated per share fair value of shares granted under the Purchase Plan in the first quarter of fiscal 2007 was $1.13. No shares were granted under the ESPP in the second, third and fourth quarter of fiscal 2007.

401(k) Plan

The Company provides a tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan (the “Plan”), which covers the Company’s eligible employees. Pursuant to the Plan, employees may elect to reduce their current compensation up to the lesser of 80% or the statutorily prescribed limit of $15,500 for calendar year 2008. Effective January 1, 2005, employees age 50 or over may elect to contribute an additional $4,000. The amount contributed to the Plan is on a pre-tax basis.

The Company provides for discretionary matching contributions as determined by the Board of Directors for each calendar year. Prior to January 1, 2008, the Board of Directors set the match at $0.25 for every dollar

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contributed by the employee up to the first 4% of pay. The same level of match was approved during the 2007 and 2006 calendar years. On January 1, 2008, the Board of Directors increased the match at $0.50 for every dollar contributed by the employee up to the first 4% of pay. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the Board of Directors each year. The Company’s matching contributions to the Plan totaled $906,027, $558,739 and $531,930 for fiscal 2008, 2007 and fiscal 2006, respectively. No discretionary contributions were made in fiscal 2008, 2007 or fiscal 2006.

8. Income Taxes

The provision for (benefit from) income taxes for fiscal 2008, fiscal 2007 and fiscal 2006 consisted of the following (in thousands):

	Year Ended
	June 29, 2008	July 1, 2007	July 2, 2006,
Current:
Federal	$296	$(12)	$40
State	103	100	100
Foreign	1,729	1,984	1,751

Total current	2,128	2,072	1,891

Deferred:
Federal	—	—	142
State	—	—	14
Foreign	50	68	(249)

Total deferred	50	68	(93)

Provision for income taxes	$2,178	$2,140	$1,798

Pretax income from foreign operations was $5.6 million, $26.5 million and $18.5 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (35 percent) to income (loss) before taxes is explained below (in thousands):

	Year Ended
	June 29, 2008	July 1, 2007	July 2, 2006
Tax at federal statutory rate (benefit)	$3,745	$(4,220)	$3,608
Federal alternative minimum tax	296	(15)	40
State income tax, net of federal benefit	67	65	74
Unbenefited foreign taxes	(562)	83	29
Valuation allowance	(3,966)	3,993	(2,765)
Foreign earnings taxed at other than U.S. rates	381	(7,265)	(4,998)
Deferred compensation	388	568	396
Dividends from foreign subsidiary	1,661	8,750	5,250
Other	168	181	164

Provision for income taxes	$2,178	$2,140	$1,798

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	June 29, 2008	July 1, 2007
Deferred tax assets:
Net operating loss carryforwards	$71,829	$78,358
Tax credit carryforwards	20,838	20,381
Depreciation	18,314	19,407
Deferred revenue (net)	8,838	4,860
Warrant amortization	14,372	16,326
Inventory write-downs	1,403	1,038
Other allowances and accruals	7,535	9,456
Other	14,815	17,932

Total deferred tax assets	157,944	167,758
Valuation allowance	(157,690)	(166,640)

Total net deferred tax assets	254	1,118

Deferred tax liabilities:
Unrealized gain on investments	—	—
Deferred tax liability on foreign withholdings	(403)	(688)

Total deferred tax liabilities	(403)	(688)

Net deferred tax assets (liabilities)	$(149)	$430

Recorded as:
Net current deferred tax assets	$250	$1,118
Net non-current deferred tax liabilities	(403)	(688)

Net deferred tax assets (liabilities)	$(153)	$430

The Company’s valuation allowance decreased by $9.0 million in fiscal 2008, increased by $8.0 million in fiscal 2007, and decreased by $17.2 million in fiscal 2006. The Company had provided a full valuation allowance against all of its U.S. federal and state deferred tax assets. The valuation allowance is determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (“SFAS 109”), which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. The Company’s losses in recent periods represent sufficient negative evidence to require a valuation allowance under SFAS 109. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of the Company’s deferred tax assets.

As of June 29, 2008, the Company had net operating loss carryforwards for federal and state tax purposes of $255.0 million and $45.6 million, respectively, of which $53.8 million and $21.5 million, respectively represent deductions from share-based compensation for which a benefit would be recorded in additional paid-in capital when realized. The Company also had federal and state tax credit carryforwards of $8.9 million and $18.3 million, respectively, as of June 29, 2008. Federal net operating loss carryforwards of $255.0 million will start to expire beginning 2021 through 2027 and state net operating losses of $45.6 million will expire between 2011 through 2018, if not utilized. Federal tax credits of $8.9 million will expire beginning 2012, if not utilized, and state tax credits of $18.3 million will expire beginning 2009, if not utilized. Under FAS 123R, the deferred tax asset for net operating losses excludes deductions for excess tax benefits related to share-based compensation.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 29, 2008, the Company conducted an Internal Revenue Code Section 382 (“Sec. 382”) analysis with respect to its net operating loss and credit carryforwards and determined that there was no limitation. It is possible that subsequent ownership changes may limit the utilization of these tax attributes.

In its first fiscal quarter 2008, the Company adopted FIN 48 which did not result in a material impact on the Company’s consolidated financial statements. As a result, the Company has unrecognized tax benefits of approximately $16.1 million as of July 2, 2007. As of June 29, 2008 the Company has $15.6 million of unrecognized tax benefits. If fully recognized in the future, $2.0 million would impact the effective tax rate, and $13.6 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. It is reasonably possible that the amount of unrealized tax benefits could decrease by $0.7 million during the next 12 months due to the expiration of the statute of limitation in a foreign jurisdiction.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

Balance at July 2, 2007	$16.1
Increase related to prior year tax positions	0.2
Decrease related to current year tax positions	(0.7)
Balance at June 29, 2008	$15.6

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Consolidated Statement of Operations and totaled approximately $182,000 at year end June 29, 2008. Accrued interest and penalties were approximately $422,000 at year end June 29, 2008.

In general, the Company’s U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 2005 forward and the Company’s state income tax returns are subject to examination for fiscal years 2004 forward. The Company’s Netherlands income tax return is subject to examination by tax authorities for fiscal years 2003 forward and is currently under audit for fiscal year 2006.

9. Disclosure about Segments of an Enterprise and Geographic Areas

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers with respect to the allocation of resources and performance.

The Company operates in one segment, the development and marketing of network infrastructure equipment. The Company conducts business globally and is managed geographically. Revenue is attributed to a geographical area based on the location of the customers. The Company operates in three geographical areas: North America, which includes the United States, Canada and Central America; EMEA, which includes Europe, Middle East, Africa and South America; and APAC which includes Asia Pacific and Japan.

Information regarding geographic areas is as follows (in thousands):

	Year Ended
	June 29, 2008	July 1, 2007	July 2, 2006
Net revenues:
North America	$158,215	$141,064	$149,911
EMEA	143,535	136,577	124,768
APAC	60,085	65,193	83,922

	$361,835	$342,834	$358,601

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially all of the Company’s assets were attributable to North America operations at June 29, 2008 and July 1, 2007.

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

	Year Ended
	June 29, 2008	July 1, 2007	July 2, 2006
Net income (loss)	$8,381	$(14,197)	$8,509

Weighted-average shares used in per share calculation – basic	115,002	114,122	121,286
Incremental share using the treasury stock method:
Stock options	186	—	20
Unvested restricted awards	123	—	886
Warrants issuable to Avaya	473	—	857

Weighted -average share used in per share calculation – diluted	115,784	114,122	123,049

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because they would be anti-dilutive for the periods presented (in thousands):

	Year Ended
	June 29, 2008	July 1, 2007	July 2, 2006
Weighted Stock options outstanding:
In-the-money options	—	1,552	—
Out-of-the-money options	19,422	20,366	19,578
Convertible subordinated notes	—	—	9,542

Total potential shares of common stock excluded from the computation of earnings per share	19,422	21,918	29,120

Weighted stock options outstanding representing common stock equivalents under the treasury method with an exercise price lower than the Company’s average stock price for the periods presented (“In-the-money options”) are excluded from the calculation of diluted net loss per share since the effect would have been anti-dilutive due to the net loss in fiscal 2007.

Weighted stock options outstanding with an exercise price higher than the Company’s average stock price for the periods presented (“Out-of-the-money options”) are excluded from the calculation of diluted net income (loss) per share since the effect would have been anti-dilutive under the treasury stock method.

The computation of diluted earnings (loss) per share for fiscal 2006 excludes the impact of the conversion of the convertible subordinated notes, which are convertible into approximately 9.5 million shares of common stock,

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as the impact of adding back to income the after tax interest expense associated with the convertible subordinated notes, and including the impact of the common shares to be issued, would be anti-dilutive in the periods presented.

11. Foreign Currency Hedging

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings. Accordingly, the Company records the forward contracts used to manage foreign exchange exposures in prepaid expenses and other current assets on the consolidated balance sheets at fair value.

Foreign Exchange Exposure Management – The Company denominates substantially all global sales in U.S. dollars. International sales subsidiaries generate operating expenses in foreign currencies. The Company has a program of hedging forecasted and actual foreign currency risk with forward contracts to eliminate, reduce or transfer selected foreign currency risks that can be confidently identified and quantified. Hedges of anticipated transactions are designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly. As the critical terms of the forward contract and the underlying are matched at inception, forward contract effectiveness is calculated by comparing the cumulative change in the contract (on a forward to forward basis) to the change in fair value of the anticipated expense, with the effective portion of the hedge recorded in accumulated other comprehensive income (“OCI”). Values accumulated in OCI are subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates in the period the anticipated expense is recognized in income. Any ineffectiveness is recognized immediately in other expense. No ineffectiveness was recognized in other expense in fiscal 2008, 2007 and 2006.

Forward contracts used to hedge the remeasurement of non-functional currency monetary assets and liabilities are recognized in other expense currently to mitigate reported foreign exchange gains and losses. Forward contracts generally have maturities of 60 days or less.

12. Restructuring Charges and Technology Agreement

Restructuring Charges

As of June 29, 2008, restructuring liabilities were $9.4 million and consisted of obligations under excess facility operating leases, net of projected future sublease receipts. During fiscal 2008, 2007 and 2006, the Company recorded restructuring charges of $0.9 million, $4.0 million, and $3.3 million, respectively. The charges in fiscal 2008 and fiscal 2006 were for excess facilities charges and represented increases to the charges initially recognized during the fourth and third quarter of fiscal 2002, respectively. The commercial real estate market continued to deteriorate in fiscal 2006 through fiscal 2008 and the Company was not able to find suitable tenants to sublease these facilities necessitating additional charges due to lower projected sublease receipts. The lower projected sublease income necessitated an increase in the liability to take into consideration the unfavorable difference between lease obligation payments and projected sublease receipts. The actual costs could differ from the Company’s estimates, and additional adjustments to the restructuring liability could be recorded if the Company is able to negotiate reasonable termination fees on certain facilities, if facility sub-lease rental rates change, or if other estimates and assumptions change.

The charges in fiscal 2007 included $1.1 million in the first through third quarters to reduce the Company’s sales force headcount in Japan, and $2.9 million in the fourth quarter to reduce headcount across several functional areas, terminate certain redundant contracts, and to exit an excess facility.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring liabilities consist of (in thousands):

	Excess Facilities	Asset Impairment	Contract Termination	Severance	Total
Balance at July 1, 2007	$11,395	$83	$1,098	$1,412	$13,988
Charge in fiscal 2008	946	—	—	(53)	893
Impairments in fiscal 2008	—	(83)	—	—	(83)
Cash payments	(2,952)	—	(1,098)	(1,359)	(5,409)

Balance at June 29, 2008	9,389	—	—	—	9,389
Less: current portion	2,612				2,612

Restructuring liabilities at June 29, 2008, less current portion	$6,777	$—	$—	$—	$6,777

Technology Agreements

On March 31, 2005, the Company entered into a Patent and Cross License Agreement (“Technology Agreement”) with IBM. The agreement provides for a release of prior claims and a cross license of patents extending into the future from the effective date of the agreement. The Company charged the estimated value of the release of prior claims of $2.0 million to operating expenses in the quarter ended March 27, 2005 under the caption “Technology agreement”. The remaining value under this agreement has been recognized in other assets and is being amortized to cost of product revenue over its contractual period using the straight-line method of amortization.

On August 9, 2006, the Company entered into a Settlement and Patent License Agreement (“Lucent Technology Agreement”) with Lucent Technologies, Inc. The Lucent Technology Agreement provides for a nonexclusive and worldwide license to certain patents of each party, and a release of claims based on any prior infringement of such patents. The license term is two years and nine months from August 9, 2006. The release covers any potential claims arising out of the past use or practice of any of the patents. The Company paid Lucent $2.0 million for the grant of the license under the Technology Agreement. The $2.0 million was recorded as a long-lived intangible asset and is being recognized ratably over the license period in Cost of Product Revenue.

13. Alliance with Avaya

On October 30, 2003, Extreme Networks and Avaya Inc. entered into a strategic alliance to jointly develop and market converged communications solutions, by executing a Joint Development Agreement, and a distribution agreement under which Avaya is entitled to resell Extreme Networks products. Extreme issued to Avaya a warrant with a ten-year expiration period to purchase up to 2,577,794 shares of Extreme Networks common stock at a price of $0.01 per share, and Avaya had the right to exercise the warrant with respect to one third of such shares 90 days after the date of the agreements, and the remaining shares were exercisable based upon the completion of certain milestones by Avaya. Even if the milestones were not completed, however, the warrants were fully exercisable for all shares 90 days prior to the expiration of the warrant. Avaya exercised the warrant with respect to approximately 859,265 of the shares subject to the warrant on March 17, 2004, approximately 859,265 of the shares subject to the warrant on August 8, 2005 and, approximately 859,264 of the shares subject to the warrant on January 18, 2008.

The Company estimated the fair value of the warrant and performed an allocation of the fair value to the two agreements entered into using established valuation techniques accepted in the technology industry. The fair value of the warrant was at $22.7 million, which has been allocated $17.9 million to the Joint Development

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Agreement and $4.8 million to the distribution agreement based on the assumptions by management related to the projected revenue and expenses for the respective agreements. The fair value of the warrant, net of accumulated amortization, is recorded in other assets in the Company’s consolidated balance sheets. The warrant values assigned to the respective agreements are being amortized over the terms of the agreements. As of June 29, 2008, the assigned fair value of the warrants for both the Joint Development and Distribution agreements were fully amortized.

On October 31, 2005, the Joint Development Agreement was amended to, among other things, extend the term one additional year. The estimated amortization period was changed in the second quarter of fiscal 2006 to extend the amortization period over the remaining term of the amended Joint Development Agreement. The amortization of the warrant cost related to the Joint Development Agreement recorded as research and development expense was $1.0 million in fiscal 2008, as compared to $3.0 million in fiscal 2007. On October 14, 2004, the Distribution Agreement was amended to, among other things, extend the term by one additional year. During the quarter ended January 1, 2006, the Company determined that the amortization period for the portion of the warrant value assigned to the Distribution Agreement should have been extended when the term of the Distribution Agreement was extended in October 2004. The Company recorded the cumulative adjustment to the amortization of approximately $0.5 million in the quarter ended January 1, 2006. The Company concluded that the effect of this adjustment was not material to the affected prior annual or interim periods. The amortization of the warrant value related to the Distribution Agreement, recorded as a reduction of product revenue, was $0.4 million in fiscal 2008, compared to $1.1 million in fiscal 2007.

14. Subsequent Events

On August 11, 2008, the Company commenced a “modified Dutch auction” tender offer to purchase up to $100 million worth of the Company’s shares of outstanding common stock, including the associated preferred stock purchase rights, or such lesser value of shares as are properly tendered, at a price per share not less than $3.30 and not greater than $3.70, subject to certain conditions. The Company intends to fund this purchase entirely from cash on hand. The Company will select the lowest purchase price specified by tendering stockholders that will enable it to purchase $100 million worth of shares or, if shares with an aggregate value of less than $100 million are tendered at or below the maximum price of $3.70 per share, all shares that are properly tendered and not properly withdrawn. All shares will be acquired at the same purchase price regardless of whether a particular stockholder may have tendered shares at a lower price. At the minimum price of $3.30 per share in the tender offer, the Company will purchase a maximum of 30,303,030 shares, or approximately 26% of the Company’s outstanding common stock as of August 7, 2008. At the maximum price of $3.70 per share in the tender offer, the Company will purchase a maximum of 27,027,027 shares, or approximately 23% of the Company’s outstanding common stock as of August 7, 2008. The tender offer will expire, unless extended by the Company, on September 12, 2008. For additional information, refer to the Schedule TO that the Company filed with the Securities and Exchange Commission on August 11, 2008.

On August 8, 2008, the Company’s broker, UBS, with whom it holds ARS announced a settlement, in principle, with the New York Attorney General, the Massachusetts Securities Division, the Securities and Exchange Commission and other state regulatory agencies represented by North American Securities Administrators Association to restore liquidity to all their remaining clients’ holdings of ARS. The Company’s broker announced it would repurchase the ARS at full value, during a two year time period specific to the type of client and size of investment. During this two year time period, clients can choose either to redeem their ARS or continue to earn interest or dividends. For clients with more than $10 million in assets at the broker, like the Company, the two year time period is June 30, 2010 through June 30, 2012. In addition, beginning in mid-September 2008, all the broker’s clients holding ARS who have liquidity needs can obtain loans at no net cost. “No net cost” was defined as a loan for a portion of the principal amount of the par value of the ARS with

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an interest rate equivalent to the interest rate on the ARS the respective client is holding. The Company does not have specific information available regarding the proposed settlement to support a change in any of the assumptions used in valuing the ARS at year end, and accordingly continues to believe that the temporary impairment recorded by the Company represents its best estimate of fair value at June 29, 2008.

15. Quarterly Financial Data (Unaudited)

Quarterly results for the years ended June 29, 2008 and July 1, 2007 follow:

	June 29, 2008(1)	March 30, 2008(2)	Dec 30, 2007(3)	Sept 30, 2007(4)
	(In thousands, except per share amounts)
Net revenues	$98,313	$82,030	$92,530	$88,962
Gross margin	$56,130	$47,103	$52,980	$49,096
Net income (loss)	$773	$(160)	$4,136	$3,633
Net income (loss) per share-basic	$0.01	$(0.00)	$0.04	$0.03
Net income (loss) per share-diluted	$0.01	$(0.00)	$0.04	$0.03

	July 1, 2007(5)	Apr 1, 2007(6)	Dec 31, 2006(7)	Oct 1, 2006(8)
Net revenues	$87,098	$85,119	$86,853	$83,763
Gross margin	$47,703	$47,866	$46,476	$43,151
Net income (loss)	$(5,045)	$(2,363)	$(1,860)	$(4,927)
Net income (loss) per share-basic	$(0.04)	$(0.02)	$(0.02)	$(0.04)
Net income (loss) per share-diluted	$(0.04)	$(0.02)	$(0.02)	$(0.04)

(1)	Net income and net income per share include the effect of stock-based compensation expense of $1.3 million and a restructuring charge of $0.9 million.
(2)	Net loss and net loss per share include the effect of stock-based compensation expense of $1.3 million.
(3)	Net income and net income per share include the effect of stock-based compensation expense of $1.4 million.
(4)	Net income and net income per share include the effect of stock-based compensation expense of $1.0 million.
(5)	Net loss and net loss per share include the effect of stock-based compensation expense of $1.2 million, of which $0.1 million is the cumulative effect of modifying our estimated forfeiture rate for fiscal 2007 during the fourth quarter of such year, stock-option investigation expense of $1.3 million and a restructuring charge of $2.9 million.
(6)	Net loss and net loss per share include the effect of stock-based compensation expense of $1.3 million, stock-option investigation expense of $2.8 million and a restructuring charge of $0.2 million.
(7)	Net loss and net loss per share include the effect of stock-based compensation expense of $1.8 million, stock-option investigation expense of $2.8 million and a restructuring charge of $0.2 million.
(8)	Net loss and net loss per share include the effect of stock-based compensation expense of $1.9 million and a restructuring charge of $1.5 million.

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 as amended, (the “Exchange Act”), such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further because of changes in conditions, the effectiveness of internal control may vary over time.

We assessed the effectiveness of our internal control over financial reporting as of June 29, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment using those criteria, we concluded that, as of June 29, 2008 our internal control over financial reporting is effective.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued its report on our internal control over financial reporting as of June 29, 2008. This report appears on page 91 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met and our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Extreme Networks have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are, in fact, effective at the “reasonable assurance” level.

Item 9B. Other Information

Not applicable.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Extreme Networks, Inc.

We have audited Extreme Networks, Inc.’s internal control over financial reporting as of June 29, 2008 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Extreme Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Extreme Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 29, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Extreme Networks, Inc. as of June 29, 2008 and July 1, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 29, 2008 of Extreme Networks, Inc. and our report dated September 9, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

September 9, 2008

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2008 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this section is incorporated by reference from the information in the section entitled “Proposal 1 – Election of Directors” in the Proxy Statement. The required information concerning our executive officers is contained in the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

The following financial statement schedule of Extreme Networks, Inc. for the fiscal years ended June 29, 2008, July 1, 2007, and July 2, 2006, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Extreme Networks, Inc.

Page
Schedule II – Valuation and Qualifying Accounts	94

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
3.4	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K	12/27/07	3.1
3.5	Restated Certificate of Incorporation of Extreme Networks, Inc.	10-K	09/26/01	3.5
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Extreme Networks, Inc.	10-K	09/26/01	3.6
3.7	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock.	10-K	09/26/01	3.7
4.2	Rights Agreement dated April 27, 2001 between Extreme Networks, Inc. and Mellon Investor Services LLC.	8-K/A	06/07/01	4.2
10.1	Form of Indemnification Agreement for directors and officers.	S-1	02/05/99	10.1
10.2*	Amended 1996 Stock Option Plan and forms of agreements thereunder.	S-1	02/05/99	10.2
10.3*	1999 Employee Stock Purchase Plan.	S-1	02/05/99	10.3
10.4*	2000 Nonstatutory Stock Option Plan.	10-K	09/24/00	10.7
10.7*	2001 Nonstatutory Stock Option Plan.	Schedule TO	10/31/01	(d)(9)
10.9*	Offer of Employment Letter dated August 18, 2006 from Extreme Networks, Inc. to Mark A. Canepa	8-K	09/05/06	99.1
10.10*	Revised compensation policies for non-employee service on the Board of Directors and its committees.	8-K	10/31/06	Item 1.01
10.13*	Offer Letter for Employment between Extreme Networks, Inc. and Karen Rogge dated as of March 13, 2007.	8-K	03/29/07	99.2

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description of Document	Form	Filing Date	Number
10.14*	Extreme Networks, Inc. Fiscal 2008 Executive Incentive Bonus Plan.	8-K	08/06/07	99.1
10.15*	Extreme Networks, Inc. Fiscal 2009 Executive Incentive Bonus Plan.	8-K	08/04/08	99.1
10.16*	Extreme Networks, Inc. Executive Change in Control Severance Plan	10-Q	05/09/06	10.11
10.17*	Extreme Networks, Inc. Amended and Restated Executive Change in Control Severance Plan	8-K	08/11/08	Item 5.02	(e)
10.18*	Extreme Networks, Inc. 2005 Equity Incentive Plan	8-K	12/08/05	99.1
10.19*	Offer of Employment Letter dated May 5, 2008 from Extreme Networks, Inc. to Robert S. Schlossman					X
10.20*	Offer of Employment Letter dated February 22, 2007 from Extreme Networks, Inc. to Helmut Wilke					X
10.21*	Fiscal Year 2009 Sales Compensation Plan For Senior Vice President, Sales					X
21.1	Subsidiaries of Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see page 95 of this Form 10-K).					X
31.1	Section 302 Certification of Chief Executive Officer.					X
31.2	Section 302 Certification of Chief Financial Officer.					X
32.1	Section 906 Certification of Chief Executive Officer.					X
32.2	Section 906 Certification of Chief Financial Officer.					X

*	Indicates management contract or compensatory plan or arrangement.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JUNE 29, 2008. JULY 1, 2007, AND JULY 2, 2006

Description	Balance at beginning of period	Charges to costs and expenses	Charged to other accounts	(Deductions)(1)	Balance at end of period
Year Ended July 2, 2006:
Allowance for doubtful accounts	$1,866	$1,167	$—	$(2,046)	$987
Allowance for sales returns	$2,325	$1,014	$—	$(1,639)	$1,700

Year Ended July 1, 2007:
Allowance for doubtful accounts	$987	$—	$—	$(28)	$959
Allowance for sales returns	$1,700	$1,364	$—	$(935)	$2,129

Year Ended June 29, 2008:
Allowance for doubtful accounts	$959	$416	$—	$(88)	$1,287
Allowance for sales returns	$2,129	$1,036	$—	$(1,990)	$1,175

(1)	Uncollectible accounts written off, net of recoveries, and actual sales returns received.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 9, 2008.

EXTREME NETWORKS, INC. (Registrant)

By:	/s/ KAREN M. ROGGE
Karen M. Rogge
Senior Vice President & Chief Financial Officer
September 9, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark A. Canepa and Karen M. Rogge, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ GORDON L. STITT	/s/ MARK A. CANEPA
Gordon L. Stitt	Mark A. Canepa
Chairman of the Board	President, Chief Executive Officer, Director
September 9, 2008	(Principal Executive Officer)
September 9, 2008

/s/ KAREN M. ROGGE	/s/ GARY ARANJO
Karen M. Rogge	Gary Aranjo
Senior Vice President & Chief Financial Officer	Vice President, Corporate Controller
(Principal Financial Officer) September 9, 2008	(Principal Accounting Officer) September 9, 2008

/s/ BOB L. COREY	/s/ CHARLES CARINALLI
Bob L. Corey	Charles Carinalli
Director	Director
September 9, 2008	September 9, 2008

/s/ HARRY SILVERGLIDE	/s/ KENNETH LEVY
Harry Silverglide	Kenneth Levy
Director	Director
September 9, 2008	September 9, 2008

/s/ JOHN C. SHOEMAKER
John C.Shoemaker
Director
September 9, 2008

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description of Document	Form	Filing Date	Number
3.4	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K	12/27/07	3.1
3.5	Restated Certificate of Incorporation of Extreme Networks, Inc.	10-K	09/26/01	3.5
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Extreme Networks, Inc.	10-K	09/26/01	3.6
3.7	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock.	10-K	09/26/01	3.7
4.2	Rights Agreement dated April 27, 2001 between Extreme Networks, Inc. and Mellon Investor Services LLC.	8-K/A	06/07/01	4.2
10.1	Form of Indemnification Agreement for directors and officers.	S-1	02/05/99	10.1
10.2*	Amended 1996 Stock Option Plan and forms of agreements thereunder.	S-1	02/05/99	10.2
10.3*	1999 Employee Stock Purchase Plan.	S-1	02/05/99	10.3
10.4*	2000 Nonstatutory Stock Option Plan.	10-K	09/24/00	10.7
10.7*	2001 Nonstatutory Stock Option Plan.	Schedule TO	10/31/01	(d)(9)
10.9*	Offer of Employment Letter dated August 18, 2006 from Extreme Networks, Inc. to Mark A. Canepa	8-K	09/05/06	99.1
10.10*	Revised compensation policies for non-employee service on the Board of Directors and its committees.	8-K	10/31/06	Item 1.01
10.13*	Offer Letter for Employment between Extreme Networks, Inc. and Karen Rogge dated as of March 13, 2007.	8-K	03/29/07	99.2
10.14*	Extreme Networks, Inc. Fiscal 2008 Executive Incentive Bonus Plan.	8-K	08/06/07	99.1
10.15*	Extreme Networks, Inc. Fiscal 2009 Executive Incentive Bonus Plan.	8-K	08/04/08	99.1
10.16*	Extreme Networks, Inc. Executive Change in Control Severance Plan	10-Q	05/09/06	10.11
10.17*	Extreme Networks, Inc. Amended and Restated Executive Change in Control Severance Plan	8-K	08/11/08	Item 5.02	(e)
10.18*	Extreme Networks, Inc. 2005 Equity Incentive Plan	8-K	12/08/05	99.1
10.19*	Offer of Employment Letter dated May 5, 2008 from Extreme Networks, Inc. to Robert S. Schlossman					X
10.20*	Offer of Employment Letter dated February 22, 2007 from Extreme Networks, Inc. to Helmut Wilke					X
10.21*	Fiscal Year 2009 Sales Compensation Plan for Senior Vice President, Sales					X
21.1	Subsidiaries of Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see page 95 of this Form 10-K).					X
31.1	Section 302 Certification of Chief Executive Officer.					X
31.2	Section 302 Certification of Chief Financial Officer.					X

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
32.1	Section 906 Certification of Chief Executive Officer.				X
32.2	Section 906 Certification of Chief Financial Officer.				X

*	Indicates management contract or compensatory plan or arrangement.