Form 10-Q
period 2008-09-28
EXTREME NETWORKS INC
filed 2008-11-07
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-25711

EXTREME NETWORKS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	77-0430270
[State or other jurisdiction of incorporation or organization]	[I.R.S Employer Identification No.]

3585 Monroe Street, Santa Clara, California	95051
[Address of principal executive office]	[Zip Code]

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at

October 31, 2008 was 88,453,611.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED September 28, 2008

Part I. Financial Information

Item 1.	Financial Statements

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 28, 2008	June 29, 2008
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$45,459	$70,370
Short-term investments	12,603	42,922
Accounts receivable, net	53,283	64,417
Inventories, net	16,338	13,942
Deferred income taxes	289	254
Prepaid expenses and other current assets, net	4,788	4,654

Total current assets	132,760	196,559
Property and equipment, net	44,113	43,348
Marketable securities	84,519	112,380
Other assets, net	12,079	13,474

Total assets	$273,471	$365,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,353	$16,921
Accrued compensation and benefits	14,869	18,956
Restructuring liabilities	2,742	2,612
Accrued warranty	4,340	4,824
Deferred revenue, net	33,953	31,284
Deferred revenue, net of cost of sales to distributors	19,836	14,138
Other accrued liabilities	24,883	27,728

Total current liabilities	124,976	116,463
Restructuring liabilities, less current portion	5,983	6,777
Deferred revenue, less current portion	8,869	9,006
Deferred income taxes	453	403
Other long-term liabilities	905	1,058
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock	945,023	943,283
Treasury stock	(149,734)	(48,303)
Accumulated other comprehensive loss	(2,440)	(723)
Accumulated deficit	(660,564)	(662,203)

Total stockholders’ equity	132,285	232,054

Total liabilities and stockholders’ equity	$273,471	$365,761

(1)	The information in this column is derived from the Company’s consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2008.

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	September 28, 2008	September 30, 2007
Net revenues:
Product	$74,349	$74,145
Service	15,177	14,817

Total net revenues	89,526	88,962

Cost of revenues:
Product	30,133	31,256
Service	7,961	8,610

Total cost of revenues	38,094	39,866

Gross profit:
Product	44,216	42,889
Service	7,216	6,207

Total gross profit	51,432	49,096

Operating expenses:
Sales and marketing	25,857	24,538
Research and development	16,605	16,491
General and administrative	8,439	6,523

Total operating expenses	50,901	47,552

Operating income	531	1,544
Interest income	1,423	2,773
Interest expense	(50)	(20)
Other income / (expense), net	548	(242)

Income before income taxes	2,452	4,055
Provision for income taxes	813	422

Net Income	$1,639	$3,633

Basic and diluted net income per share:
Net income per share - basic	0.01	0.03
Net income per share - diluted	0.01	0.03
Shares used in per share calculation - basic	111,323	113,904
Shares used in per share calculation - diluted	111,488	115,230

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	September 28, 2008	September 30, 2007
Cash flows from operating activities:
Net income	$1,639	$3,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,657	1,945
Provision for doubtful accounts	—	100
Provision for excess and obsolete inventory	98	719
Deferred income taxes	15	(35)
Amortization of warrant	—	1,012
Loss on retirement of assets	94	—
Stock-based compensation	412	1,026
Changes in operating assets and liabilities, net
Accounts receivable	11,134	5,797
Inventories	(2,520)	477
Prepaid expenses and other assets	1,262	724
Accounts payable	7,433	(4,519)
Accrued compensation and benefits	(4,087)	(339)
Restructuring liabilities	(664)	(3,370)
Accrued warranty	(483)	(82)
Deferred revenue, net	2,532	(22,262)
Deferred revenue, net of cost of sales to distributors	5,698	20,255
Other accrued liabilities	(3,642)	2,167

Net cash provided by operating activities	20,578	7,248

Cash flows provided by (used in) investing activities:
Capital expenditures	(2,515)	(486)
Purchases of investments	—	(93,596)
Proceeds from maturities of investments and marketable securities	20,000	37,686
Proceeds from sales of investments and marketable securities	37,102	22,701

Net cash provided by (used in) investing activities	54,587	(33,695)

Cash flows (used in) provided by financing activities:
Proceeds from issuance of common stock	1,355	1,760
Repurchase of common stock, including expenses	(101,431)	—

Net cash (used in) provided by financing activities	(100,076)	1,760

Net decrease in cash and cash equivalents	(24,911)	(24,687)

Cash and cash equivalents at beginning of period	70,370	71,573
Cash and cash equivalents at end of period	$45,459	$46,886

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Extreme Networks, Inc. (referred to as the Company or “Extreme Networks”) included herein have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations. The condensed consolidated balance sheet at June 29, 2008 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at September 28, 2008. The results of operations for the first quarter of fiscal 2009 are not necessarily indicative of the results that may be expected for fiscal 2009 or any future periods.

Cash, Cash Equivalents, and Investments

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

The Company accumulates unrealized gains and losses on the Company’s available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the shareholders’ equity section of its balance sheets. Such an unrealized gain or loss does not reduce net income for the applicable accounting period. The Company includes realized gains and losses on its available-for-sale debt securities in other income (expense), net, in its statements of operations.

Fair Value Measurements

Effective June 30, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

• Level 1	- Quoted prices in active markets for identical assets or liabilities;

• Level 2

-   Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

• Level 3	- Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of September 28, 2008:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Commercial paper	$—	$12,780	$—	$12,780
Federal agency notes	—	41,674	—	41,674
Money market funds	34,047	—	—	34,047
Corporate notes/bonds	—	14,645	—	14,645
Auction rate securities	—	—	37,316	37,316
Derivative instruments:
Foreign currency forward contracts	—	17,310	—	17,310

Total	$34,047	$86,409	$37,316	$157,772

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets as of September 28, 2008 (in thousands):

Auction Rate Securities
Balance as of June 29, 2008	$38,319
Purchases	—
Unrealized loss recorded in “Accumulated other comprehensive income”	(1,003)

Balance as of September 28, 2008	$37,316

Auction rate securities (“ARS”) are investments with contractual maturities generally between 0 and 40 years. Examples of the underlying collateral for such securities include municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations with interest rates resetting every 7 to 49 days through an auction process. At the end of each reset period, investors may sell or continue to hold the securities at par. As of September 28, 2008, the Company held $40.8 million principal amount in ARS, with contractual maturities from 25 to 40 years. All of these ARS are all backed by student loans, are over-collateralized, and on an aggregate basis 94% are guaranteed by the U.S. Department of Education. In addition, all ARS held by the Company are rated by one or more of the major independent rating agencies as either AAA or Aaa.

Historically, the Company’s ARS were highly liquid, using a Dutch auction process that reset the applicable interest rate at predetermined intervals, typically every 7 to 28 days, which in turn provided liquidity at par value. However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of the Company’s ARS failed beginning in February 2008 when sell orders exceeded buy orders. The failures of these auctions do not affect the value of the collateral underlying the ARS, and the Company continues to earn and receives interest on the Company’s ARS at contractually set rates. Because of the failure of auctions, the Company will not be able to liquidate its ARS until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. Based on this, the Company has classified the ARS as long term assets on the Company’s condensed consolidated balance sheet.

In October 2008, the Company received an Auction Rate Securities Rights Offer from UBS AG under which, in return for a general release of claims and the grant of a right to UBS AG to purchase the Company’s ARS at any time for full par value, the Company would have the right to require UBS AG to purchase at par value the Company’s ARS beginning in 2010. See Note 9 Subsequent Events for further details.

As of September 28, 2008, there continues to be no auction market for the Company’s ARS. In the absence of a liquid market to value these securities, the Company has used a discounted cash flow model to estimate the fair value of its investments in ARS as of September 28, 2008. The valuation model is based on the following key assumptions:

•	5 years to liquidity;

•	continued receipt of contractual interest; and

•	discount rates ranging from 5.0% to 8.0%, which incorporate a spread for both credit and liquidity risk.

The market conditions related to the availability of liquidity and credit continued to worsen in the first quarter of fiscal 2009 from the fourth quarter of fiscal 2008, thereby increasing the discount rates in the valuation model. The increase in discount rate decreased the valuation of the ARS from 94% ($2.5 million unrealized loss) to 91% ($3.5 million unrealized loss) of their stated par value as of June 29, 2008 as compared to September 28, 2008, respectively.

The Company determined that the lack of liquidity in the market for ARS is temporary in nature and that the Company has the ability and intent to hold these securities until the earlier of: the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures or the Company accepts the UBS AG Auction Rates Securities Rights Offer to redeem the securities. Therefore, the Company recorded the impairment amount as a temporary charge in “Accumulated other comprehensive income” in the Consolidated Balance Sheet as of September 28, 2008.

Revenue Recognition

Historically, the Company’s products have been hardware-focused and the Company has recognized revenue in accordance with the principles of SAB 104 and EITF 00-21. The Company has been monitoring a variety of factors with respect to its product evolution, including whether the software component of its products is becoming more-than-incidental to the hardware product. As noted in the Company’s Annual Report in Form 10-K for the year ended June 29, 2008, the Company anticipated a transition to the American Institute of Certified Public Accountants Statement of Position 97-2 “Software Revenue Recognition” (SOP 97-2) and related interpretations relating to the sale of products with a significant software component.

During the first quarter of fiscal 2009, the Company concluded that the EXOS software had become more-than-incidental to the product shipped. Accordingly, effective beginning the first quarter of fiscal 2009, the Company adopted SOP 97-2 for products shipped during the quarter containing the EXOS software. For arrangements with multiple software elements, the Company allocates revenue to each element of the arrangement using the residual method based on vendor specific objective evidence of fair value of the undelivered elements. The Company determines vendor specific objective evidence of fair value based on the price charged when the item is sold separately. The adoption of SOP 97-2 did not have a significant impact on the Company’s results of operations for the first quarter of fiscal 2009. We expect to transition the majority of our shipped products to EXOS 12.0 software in the second quarter of fiscal 2009, and accordingly will account for these product shipments in accordance with SOP 97-2.

The Company applies the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition”, and Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” to the sales of products and services for which software is incidental to the Company’s equipment. When sales arrangements contain multiple deliverables, such as hardware, service contracts and other services, the Company determines whether the deliverables represent separate units of accounting and then allocates revenue to the delivered elements using the residual method.

The Company derives the majority of its revenue from sales of its modular and stackable networking equipment, with the remaining revenue generated from service fees relating to the service contracts, professional services, and training for its products. The Company generally recognizes product revenue from its value-added resellers and end-user customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable, and collection of the sales proceeds is reasonably assured. In instances where the criteria for revenue recognition are not met, revenue is deferred until all criteria have been met. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis over the contractual service period. Service contracts typically range from one to two years.

The Company makes certain sales to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that sell primarily to resellers and, on occasion, to end-user customers. The Company defers recognition of revenue on all sales to these distributors until the distributors sell the product, as evidenced by monthly “sales-out” reports that the distributors provide. The Company grants these distributors the right to return a portion of unsold inventory for the purpose of stock rotation. The Company also grants these distributors certain price protection rights. The distributor-related deferred revenue and receivables are adjusted at the time of the stock rotation return or price reduction. The Company also provides distributors with credits for changes in selling prices, and allows distributors to participate in cooperative marketing programs. The Company maintains estimated accruals and allowances for these exposures based upon the Company’s historical experience. In connection with cooperative advertising programs, the Company does not meet the criteria in EITF 01-09 for recognizing the expenses as marketing expenses and accordingly, the costs are recorded as a reduction to revenue in the same period that the related revenue is recorded.

The second tier of the distribution channel consists of a large number of third-party value-added resellers that sell directly to end-users. For product sales to value-added resellers, the Company does not grant return privileges, except for defective products during the warranty period, nor does the Company grant pricing credits. Accordingly, the Company recognizes revenue upon transfer of title and risk of loss to the value-added reseller, which is generally upon shipment. The Company reduces product revenue for cooperative marketing activities and certain price protection rights that may occur under contractual arrangements with its resellers.

Inventory, Net

Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company provides inventory allowances based on excess and obsolete inventories determined primarily by future demand forecasts. The allowance is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Any written down or obsolete inventory subsequently sold has not had a material impact on gross profit for any of the periods disclosed.

Inventories, which are net of write-downs for excess and obsolete inventory (which the Company determines primarily based on future demand forecasts) of $3.3 million and $3.2 million at September 28, 2008 and June 29, 2008, respectively, consist of (in thousands):

	September 28, 2008	June 29, 2008
Raw materials	$54	$59
Finished goods	16,284	13,883

Total	$16,338	$13,942

Deferred Revenue, Net

Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenues where the revenue recognition criteria have not been met related to sales by the Company to its resellers or directly to its end-customers. Product revenue includes shipments to end-users and value-add resellers. The following table summarizes deferred revenue, net at September 28, 2008 and June 29, 2008, respectively (in thousands):

	September 28, 2008	June 29, 2008
Deferred services	$40,015	$39,522
Deferred product
Deferred revenue	4,628	1,249
Deferred cost of sales	(1,821)	(481)

Deferred product revenue, net	2,807	768
Balance at end of period	42,822	40,290
Less: current portion	33,953	31,284

Non-current deferred revenue, net	$8,869	$9,006

The Company offers renewable support arrangements, including extended warranty contracts, to its customers that range generally from one to five years. Deferred support revenue is included within deferred revenue, net within the Services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended
	September 28, 2008	September 30, 2007
Balance beginning of period	$38,778	$40,787
New support arrangements	14,549	12,166
Recognition of support revenue	(14,270)	(13,446)

Balance end of period	39,057	39,507
Less current portion	30,188	29,397

Non-current deferred revenue	$8,869	$10,110

Deferred Revenue, Net of Cost of Sales to Distributors

At the time of shipment to distributors, the Company records a trade receivable at the contractual price since there is a legally enforceable right to current payment from the distributor. The Company relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor, and the Company records deferred revenue and deferred cost of sales in “Deferred revenue, net of cost of sales to distributors” in the liability section of its consolidated balance sheets. Deferred revenue, net of cost of sales to distributors effectively represents the gross profit on the sale to the distributor; however, the amount of gross profit the Company recognizes in future periods will frequently be less than the originally recorded deferred revenue, net of cost of sales to distributors as a result of price concessions negotiated at time of sell-through to end customers. The Company sells each item in its product catalog to all of its distributors worldwide at contractually discounted prices. However, distributors resell the Company’s products to end customers at a very broad range of individually negotiated price points based on customer, product, quantity, geography, competitive pricing, and other factors. The majority of the Company’s distributors’ resales are priced at a discount from list price. Often, under these circumstances, the Company remits back to the distributor a portion of their original purchase price after the resale transaction is completed. Thus, a portion of the deferred revenue balance represents a portion of distributors’ original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price credits granted to distributors does not allow the Company to accurately estimate the portion of the balance in the deferred revenue that will be remitted to the distributors. Therefore, the Company does not reduce deferred revenue by anticipated future price credits; instead, price credits are typically recorded against deferred revenue, net of cost of sales to distributors when incurred, which is generally at the time the distributor sells the product.

The following table summarizes deferred revenue, net of cost of sales to distributors at September 28, 2008 and June 29, 2008, respectively (in thousands):

	September 28, 2008	June 29, 2008
Deferred revenue	$26,857	$19,232
Deferred cost of Sales	(7,021)	(5,094)

Total deferred revenue, net of cost of sales to distributors	$19,836	$14,138

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

The Company has determined that the requirements of FIN 45 apply to the Company’s standard product warranty liability. The following table summarizes the activity related to the Company’s product warranty liability during the first quarters of fiscal 2009 and fiscal 2008, respectively (in thousands):

	Three Months Ended
	September 28, 2008	September 30, 2007
Balance beginning of period	$4,824	$7,182
New warranties issued	1,586	1,326
Warranty expenditures	(2,070)	(1,407)

Balance end of period	$4,340	$7,101

The Company’s standard hardware warranty period is typically 12 months from the date of shipment to end-users. For certain access products, the Company offers a lifetime hardware warranty commencing on the date of shipment from the Company and ending five (5) years following the Company’s announcement of the end of sale of such Product. Upon shipment of products to the Company’s customers, the Company estimates expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability in cost of product revenue for this amount. The determination of the Company’s warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. The Company estimates and adjusts these accruals at each balance sheet date in accordance with changes in these factors.

In the normal course of business to facilitate sales of the Company’s products, the Company indemnifies the Company’s resellers and end-user customers with respect to certain matters. The Company has agreed to hold the customer harmless against losses arising from a breach of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position.

Recently Issued Accounting Standards

On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP 157-3”) that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial assets is not active. FSP 157-3 is applicable to the valuation of auction-rate securities held by the Company for which there was no active market as of September 28, 2008. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued. The adoption of FSP 157-3 during the three month period ended September 28, 2008 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective June 30, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 are optional and adoption began for fiscal years beginning after November 15, 2007. The Company did not elect to adopt the fair value option under this Statement.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS No. 162 is effective during the first quarter of fiscal 2009. The adoption of SFAS No. 162 during the three month period ended September 28, 2008 did not have an impact on the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to the Company for business combinations for which the acquisition date is on or after fiscal 2010. The Company does not expect the adoption of SFAS 141R will have a material impact on its consolidated financial statements.

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

2.	Employee Benefit Plans (including Share-Based Compensation)

Stock Option Plans

The Company has several stock-based compensation plans (the “Plans”) that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2008. The Company, under the various equity plans, grants stock options for shares of common stock to employees and directors. The Plans provide that the options shall be exercisable over a period not to exceed ten years. The majority of options granted under the Plans vest over a period of four years.

A summary of stock option activity under the Plans for the three months ended September 28, 2008 is presented as follows:

	Number of Shares (000’s)	Weighted Average Exercise Price Per Share
Balance at June 29, 2008 (with 10,459 options exerciseable at a weighted-average exercise price of $5.87 per share)	18,969	$5.05
Options exercised	(394)	$2.84
Options canceled/expired	(1,237)	$5.22
Balance at September 28, 2008 (with 10,322 options exerciseable at a weighted-average exercise price of $5.82 per share)	17,338

The weighted-average grant-date per share fair value of options granted in the first quarter of fiscal 2008 was $1.07. There were no stock options granted in the first quarter of fiscal 2009.

Employee Stock Purchase Plan (ESPP)

Under the Company’s 1999 Employee Stock Purchase Plan, employees purchased 158,462 shares for $0.4 million with a weighted-average estimated per share fair value of $0.76 during the first fiscal quarter of 2009. No ESPP shares were purchased during the first fiscal quarter of 2008.

Stock Awards

Stock awards may be granted under the 2005 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock which vests over a fixed period. A summary of the status of the Company’s non-vested stock awards as of September 28, 2008 and changes during first fiscal quarter of 2009 is presented below:

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value
Non-vested stock outstanding at June 29, 2008	361	$3.76
Vested	(182)	3.52
Canceled	(10)	3.53

Non-vested stock outstanding at September 28, 2008	169	$3.76

Share Based Compensation

Share-based compensation recognized in the condensed consolidated financial statements by line item caption is as follows (dollars in thousands):

	Three Months Ended
	September 28, 2008	September 30, 2007
Cost of product revenue	$(40)	$109
Cost of service revenue	32	52
Sales and marketing	175	391
Research and development	151	318
General and administrative	94	156

Total share-based compensation expense	412	1,026
Share-based compensation cost capitalized in inventory	26	12

Total share-based compensation cost	$386	$1,014

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

For options granted prior to the first quarter of fiscal 2006, and valued in accordance with FAS 123, the Company uses a graded vesting method for expense attribution. For options granted after the first quarter of fiscal 2006, and valued in accordance with FAS 123R, the Company uses the straight-line method for expense attribution, and the Company estimates forfeitures and only recognize expense for those shares expected to vest. The Company’s estimated forfeiture rate in the first quarter of fiscal 2009, based on the Company’s historical forfeiture experience, is approximately 9%. There were no stock options granted in the first quarter of fiscal 2009.

	Stock Option Plans Three Months Ended		Employee Stock Purchase Plan Three Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Expected life	N/A	2.5 yrs	.25 yrs	0.25 yrs
Risk-free interest rate	N/A	4.33%	1.69%	4.34%
Volatility	N/A	39%	47%	38%
Expected dividend yield	N/A	0.0%	0.0%	0.0%

The Black-Scholes-Merton option valuation model requires the input of highly subjective assumptions, including the expected life of the share-based award and stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the Company’s share-based compensation cost could have been materially different from that recorded. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from the Company’s estimate, the share-based compensation expense could be materially different.

3.	Commitments, Contingencies and Leases

Line of Credit

The Company has a revolving line of credit for $10.0 million with a major lending institution. Borrowings under this line of credit bear interest at the bank’s prime rate. As of September 28, 2008, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of September 28, 2008, the Company had letters of credit totaling $0.1 million. These letters of credit were primarily issued to satisfy requirements of certain of the Company’s customers for performance bonds. The line of credit requires the Company to maintain specified financial covenants related to tangible net worth and liquidity with which the Company was in compliance as of September 28, 2008. The line of credit was renewed on January 22, 2008, and is contractually available to us until January 22, 2009. Refer to Note 9 Subsequent Events for additional discussion on credit facilities available subsequent to September 28, 2008.

Purchase Commitments

The Company currently has arrangements with three contract manufacturers and other suppliers for the manufacture of the Company’s products. The Company’s arrangements allow it to procure long lead-time component inventory on the Company’s behalf based upon a rolling production forecast provided by us. The Company is obligated for the purchase of long lead-time component inventory that the Company’s contract manufacturers procure in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of September 28, 2008, the Company had non-cancelable commitments to purchase approximately $35.7 million of such inventory.

Legal Proceedings

The Company may from time to time be party to litigation arising in the course of its business, including, without limitation, allegations relating to commercial transactions, business relationships or intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict.

Government Inquiries Relating to Historical Stock Option Practices

On June 11, 2007, the Company received a request from the Internal Revenue Service (“IRS”) for documents pertaining to its historical stock option grants and other matters in the context of an employment tax audit. On November 6, 2008, the Company received a final notice from the IRS indicating that no additional employment taxes were owed for the fiscal years of 2004, 2005, and 2006, thus ending the inquiry.

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

On August 22, 2008, Kathleen Wheatley, an individual identifying herself as one of the Company’s shareholders, filed a motion for the Court to reconsider its ruling on August 12, 2008 granting the Company’s motion to dismiss. In response, the Company asked the Court to reject Ms. Wheatley’s motion on various grounds, including that Ms. Wheatley is not a party to this derivative action. The Court has not yet ruled on Ms. Wheatley’s motion. On September 4, 2008, Ms. Wheatley filed both a motion to intervene in the derivative action and a third amended complaint, which differs little from the first amended complaint. The third amended complaint continues to allege that various of the Company’s current and former directors and officers breached their fiduciary duties and other obligations to the Company and violated state and federal securities laws in connection with the Company’s historical grants of stock options. The Company is named as a nominal defendant in the action, but the Company has customary indemnification agreements with the named defendants. On behalf of the Company, Ms. Wheatley seeks unspecified monetary and other relief against the named defendants. The Court has granted Ms. Wheatley’s motion to intervene. On October 16, 2008, The Company, as nominal defendant, moved to dismiss the third amended complaint. The Company intends to continue to defend the derivative action vigorously, but due to the uncertainty of litigation, the Company cannot predict the ultimate outcome of this matter at this time.

Intellectual Property Litigation

On April 20, 2007, Extreme Networks filed suit against Enterasys Networks in the United States District Court for the Western District of Wisconsin, Civil Action No. 07-C-0229-C. The complaint alleges willful infringement of U.S. patents Nos. 6,104,700, 6,678,248, and 6,859,438, and seeks injunctive relief against Enterasys’ continuing sale of infringing goods and monetary damages. Enterasys responded to the complaint on May 30, 2007. Enterasys also filed a counterclaim alleging infringement of three U.S. patents owned by Enterasys. On April 9, 2008, the court dismissed Enterasys’ counterclaims on one of the patents with prejudice. On May 5, 2008, the court granted Extreme motion for summary judgment, finding that Extreme does not infringe Enterasys’ two remaining patents and dismissing all of Enterasys’ remaining counterclaims with prejudice. On May 30, 2008, a jury found that Enterasys infringed all three of Company’s patents and awarded the Company damages in the amount of $0.2 million. The Court also ruled in the Company’s favor on Enterasys’ challenge to the validity of Extreme patents. On October 29, 2008, the Court denied Enterasys’ post-trial motion for judgment as a matter of law, and granted Extreme’s motion for a permanent injunction against Enterasys. The injunction order permanently enjoins Enterasys from manufacturing, using, offering to sell, selling in the U.S. and importing into the U.S. the Enterasys products accused of infringing Extreme Network’s three patents. The injunction will run until the expiration of Extreme Networks’ patents the last of which is not set to expire until March of 2020.

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

On July 17, 2008, Erik Andersen and Rob Landley sued the Company in the United States District Court for the Southern District of New York, for copyright violations related to the Company’s use of the BusyBox software allegedly in violation of the GNU General Public License Version 2 terms under which BusyBox is licensed. As part of a settlement agreement, the lawsuit was voluntarily dismissed by the plaintiffs on October 20, 2008.

Indemnification Obligations

Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of these claims. The cost to defend the Company and the named individuals could have a material adverse effect on its consolidated financial position, results of operations and cash flows in the future. Recovery of such costs under its directors and officers insurance coverage is uncertain.

4.	Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended
	September 28, 2008	September 30, 2007
Net income	$1,639	$3,633
Other comprehensive income (loss):
Unrealized gain (loss) on investments:
Change in net unrealized gain (loss) on investments	(1,077)	370

Net unrealized gain (loss) on investments	(1,077)	370
Unrealized loss on derivatives	(2)	—
Foreign currency translation adjustments	(638)	530

Total comprehensive income (loss)	$(78)	$4,533

5.	Income Taxes

The Company recorded an income tax provision of $0.8 million and $0.4 million for the first quarter of fiscal 2009 and the first quarter of fiscal 2008, respectively. The income tax provision for the three months ended September 28, 2008 consisted of U.S. alternative minimum tax, taxes on foreign income and U.S state income taxes. The income tax provision for the three months ended September 30, 2007 consisted of taxes on foreign income and U.S. state income taxes. The income tax provisions for both quarters were calculated based on the results of operations for the three months ended September 28, 2008 and September 30, 2007, and may not reflect the annual effective rate. Since the Company has net operating loss carryforwards to offset U.S. taxable income, the Company is not using an annual effective tax rate to apply to the taxable income for the quarter.

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Significant management judgment is required in determining the Company’s deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets. The Company makes an assessment of the likelihood that the Company’s net deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not believed to be likely, a valuation allowance is established.

During fiscal 2003, the Company established a full valuation allowance for the Company’s net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence such as operating results during the most recent three-year period is given more weight than the Company’s expectations of future profitability, which are inherently uncertain. The Company’s most recent three year history of losses, as of the date of the establishment of the valuation allowance, represented sufficient negative evidence to require a full valuation allowance against the Company’s net deferred tax assets under SFAS 109. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of the Company’s deferred tax assets.

The Company had FIN 48 unrecognized tax benefits of approximately $15.6 million as of September 28, 2008. The future impact of the unrecognized tax benefit of $15.6 million, if recognized, is as follows: approximately $2.0 million would affect the effective tax rate, and approximately $13.6 million would result in adjustments to deferred tax assets and corresponding adjustment to the valuation allowance. It is reasonably possible that the amount of unrealized tax benefits could decrease by approximately $0.7 million during the next 12 months due to the expiration of the statue of limitations in certain foreign jurisdictions.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Condensed Consolidated Statement of Operations and totaled approximately $38,000 for the quarter ended September 28, 2008. Accrued interest and penalties were approximately $459,000 and $283,000 as of September 28, 2008 and September 30, 2007, respectively.

In general, the Company’s U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 2005 forward and the Company’s state income tax returns are subject to examination for fiscal years 2004 forward. The Company’s Netherlands income tax returns are subject to examination for fiscal years 2003 forward and are currently under audit for fiscal year 2006.

6.	Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options, warrants and convertible subordinated notes. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the dilutive effect of shares subject to repurchase, options, and warrants.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	September 28, 2008	September 30, 2007
Net income	$1,639	$3,633

Weighted-average shares used in per share calculation – basic	111,323	113,904
Incremental shares using the treasury stock method:
Stock options	40	327
Unvested restricted awards	125	142
Warrants issuable to Avaya	—	857

Weighted-average share used in per share calculation – diluted	111,488	115,230

Net income per share – basic	$0.01	$0.03
Net income per share – diluted	$0.01	$0.03

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be antidilutive for the periods (in thousands):

	Three Months Ended
	September 28, 2008	September 30, 2007
Weighted stock options outstanding:
Out-of-the-money options	17,879	18,461

Total potential shares of common stock excluded from the computation of earnings per share	17,879	18,461

Weighted stock options outstanding with an exercise price higher than the Company’s average stock price for the periods presented (“Out-of-the-money options”) are excluded from the calculation of diluted net income (loss) per share since the effect would have been anti-dilutive under the treasury stock method.

7.	Restructuring Liabilities

As of September 28, 2008, restructuring liabilities were $8.7 million and consisted of obligations under excess facility operating leases, net of projected future sublease receipts. During fiscal 2008, 2007 and 2006, the Company recorded restructuring charges of $0.9 million, $4.0 million, and $3.3 million, respectively. The charges in fiscal 2008 and fiscal 2006 were for excess facilities charges and represented increases to the charges initially recognized during the fourth and third quarter of fiscal 2002, respectively due to changes in original estimates. The commercial real estate market continued to deteriorate in fiscal 2006 through fiscal 2008, and the Company was not able to find suitable tenants to sublease these excess facilities necessitating additional charges due to lower projected sublease receipts. The charges in fiscal 2007 included $1.1 million in the first through third quarters related to headcount reductions in the Company’s sales force in Japan, and $2.9 million in the fourth quarter to reduce headcount across several functional areas, terminate certain redundant contracts, and to exit an excess facility. The Company did not have any restructuring charge in the first quarter of fiscal 2009.

Activity with respect to restructuring liabilities is as follows (in thousands):

Excess Facilities
Balance at June 29, 2008	$9,389
Period payments	(664)

Balance at September 28, 2008	8,725
Less: current portion	2,742

Restructuring liabilities at September 28, 2008, less current portion	$5,983

8.	Disclosure about Segments of an Enterprise and Geographic Areas

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

Information regarding geographic areas is as follows (in thousands):

	Three months ended
	September 28, 2008	September 30, 2007
Net Revenues:
North America	$35,657	$41,570
EMEA	41,575	30,913
APAC	12,294	16,479

Total net revenues	$89,526	$88,962

Three customers, Ericson AB, Westcon and Tech Data, accounted for greater than 10% of the Company’s revenue in the first quarter of fiscal 2009. Tech Data accounted for greater than 10% of the Company’s revenue in the first quarter of fiscal 2008.

Substantially all of the Company’s assets were attributable to North America operations at September 28, 2008 and September 30, 2007.

9.	Subsequent Events

In October 2008, the Company received an Auction Rate Securities Rights Offer from UBS AG under which, in return for a general release of claims and the grant of a right to UBS AG to purchase the Company’s ARS at any time for full par value, the Company would have the right to require UBS AG to purchase at par value the Company’s ARS beginning in 2010. The Auction Rate Securities Rights Offer is non-transferable and expires on November 14, 2008. Should the Company accept the UBS Rights Offer, the Company will grant UBS AG, the sole discretion and right to sell or dispose of, and/or enter orders in the auction process with respect to the eligible ARS on its behalf without prior notification to the Company from UBS AG, as long as the Company receives a payment at par upon any sale or disposition. The acceptance of the Auction Rate Securities Rights Offer will likely result in a charge to income for the difference between fair value of the Auction Rate Securities Rights Offer and the unrealized loss on the ARS held. The Company is in the process of evaluating the Auction Rate Securities Rights Offer and its potential financial statement impact.

In October 2008, UBS AG and the Company entered into a secured line of credit collateralized by the Company’s Auction Rate Securities held by UBS AG. The maximum amount of credit available under this line of credit is $28.8 million. Borrowings under this line of credit bear interest at the Libor plus 100 basis points. There are currently no outstanding borrowings under this line of credit. Should the Company accept the Auction Rate Securities Rights Offer, UBS AG has represented that this secured credit facility would be amended and replaced with the terms of the UBS AG “no net cost” loan program. Under this program, the interest rate on this secured credit facility will be equivalent to the interest rate earned by the Company on the ARS at UBS AG.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly, our expectations regarding results of operations, our ability to expand our market penetration, our ability to expand our distribution channels, customer acceptance of our products, our ability to meet the expectations of our customers, product demand and revenue, cash flows, product gross profits, our expectations to continue to develop new products and enhance existing products, our expectations regarding the amount of our research and development expenses, our expectations relating to our selling, general and administrative expenses, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expectations concerning the availability of products from suppliers and contract manufacturers, anticipated product costs and sales prices, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding the rationalization of our workforce and facilities, and our expectations regarding materials and inventory management. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Annual Report on Form 10-K for the fiscal year ended June 29, 2008 and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development of new technology and products; customer response to our new technology and products; the timing of any recovery in the global economy; risks related to pending or future litigation; and a dependency on third parties for certain components and for the manufacturing of our products.

Business Overview

We develop and sell a family of modular and stackable secure network infrastructure equipment and offer related service contracts for extended warranty and maintenance agreements. Substantially all of our revenue is derived from the sale of our networking equipment and related service contracts. In the first quarter of fiscal 2009, our revenues were effectively flat as compared to the first quarter of fiscal 2008, gross profit increased by $2.3 million and net income decreased by $2.0 million as compared to the first quarter of fiscal 2008.

We believe that considering the following key developments will assist investors in understanding our operating results for the first quarter of fiscal 2009.

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

Convergence of Voice, Video and Data

We have a vision of providing customers with cost effective solutions to build highly available and high performance converged communications infrastructure that can easily accommodate voice, video and data on a seamless wired and wireless network. We believe that availability and performance, the continued acceleration in the convergence of voice, video and data, and the combination of both wired and wireless access, are important underlying demand creators in the Enterprise market.

Business Environment

The credit market crisis and other challenges affecting economic conditions in the United States and other parts of the world has and will negatively impact demand for networking solutions, including Ethernet equipment, as Enterprises and Carriers decrease expenses, conserve capital and delay or cancel IT infrastructure plans.

However, we believe that increasing demand for bandwidth resulting from deployment of converged networks and adoption of electronic communications in all aspects of our lives will continue to drive demand for networking solutions. In addition, we believe that the Ethernet segment of the networking equipment market will continue to grow as Enterprises and Carriers continue to recognize the performance and operating cost benefits of Ethernet technology.

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

Stock Repurchase

On August 11, 2008, we commenced a “modified Dutch auction” tender offer to purchase up to $100 million worth of our shares of outstanding common stock, including the associated preferred stock purchase rights, at a price per share not less than $3.30 and not greater than $3.70, subject to certain conditions. Following the expiration of the tender offer on September 12, 2008, we repurchased 28,571,428 shares of common stock on September 19, 2008 at $3.50 per share, the lowest purchase price specified by tendering stockholders that enabled us to purchase $100 million worth of shares of common stock. Our common stock closing stock price on September 19, 2008 was $3.05. We funded this purchase entirely from cash on hand. Total cash expenditures were $101.4 million for the shares repurchased, including direct costs associated with the repurchase. Primarily as a result of the share repurchase, our outstanding shares of common stock decreased from 116,867,768 as of August 29, 2008, as disclosed in our Annual Report on Form 10-K for the year ended June 29, 2008, to 88,286,162 as of September 28, 2008.

Results of Operations

Our operations and financial performance have been affected by the economic factors described above, and during the first quarter of fiscal 2009, we experienced the following results:

•	Net revenues of $89.5 million, compared to the first quarter of fiscal 2008 net revenues of $89.0 million.

•	Total gross profit of 57.4% of net revenues, an increase from 55.2% in the first quarter of fiscal 2008.

•	Operating income of $0.5 million compared to the first quarter of fiscal 2008 of $1.5 million.

•	Net income of $1.6 million, a decrease from net income of $3.6 million in the first quarter of fiscal 2008.

•

Cash flow from operating activities was $20.6 million for the three months ending September 28, 2008. Cash and cash equivalents, short-term investments and marketable securities decreased by $83.1 million in the three months ended September 28, 2008 to $142.6 million, primarily as a result of the $100 million repurchase of our common stock in the first quarter of 2009, offset by the cash flow from operations for the same period.

Net Revenues

The following table presents net product and service revenues for the first quarters of fiscal 2009 and fiscal 2008, respectively (dollars in thousands):

	Three months ended
	September 28, 2008	% of Net Revenues	September 30, 2007	% of Net Revenues
Net Revenues:
Product	$74,349	83.0%	$74,145	83.3%
Service	15,177	17.0%	14,817	16.7%

Total net revenues	$89,526	100.0%	$88,962	100.0%

Net revenues were $89.5 million in the first quarter of fiscal 2009 and $89.0 million in the first quarter of fiscal 2008, representing an increase of 1.0% in the first quarter of fiscal 2009 from the first quarter of fiscal 2008.

Product revenue increased to $74.3 million for the first quarter of fiscal 2009 from $74.1 million for the first quarter of fiscal 2008, an increase of $0.2 million, or 0.3%. The increase in product revenue in the first quarter of fiscal 2009 was primarily driven by the strong performance in the EMEA region, where product revenue increased $9.5 million, offset by declines in product revenues in North America and APAC of $5.4 million and $3.9 million, respectively.

Service revenue increased to $15.2 million for the first quarter of fiscal 2009 from $14.8 million for the first quarter of fiscal 2008, an increase of $0.4 million, or 2.4%. The increase in service revenue was primarily due to increased maintenance revenue in EMEA as a result of increased product sales with accompanying maintenance contracts. Total service revenue in EMEA increased $1.2 million, of which $1.0 million was maintenance revenue. The increase in service revenue in EMEA was offset by the decrease in service revenue in North America by $0.5 million and APAC by $0.3 million.

We operate in three regions: North America, which includes the United States, Canada and Central America; EMEA, which includes Europe, Middle East, Africa and South America; and APAC which includes Asia Pacific and Japan. The following table presents the total net revenue geographically for the first quarter of fiscal 2009 and fiscal 2008 (dollars in thousands):

	Three months ended
	September 28, 2008	% of Net Revenues	September 30, 2007	% of Net Revenues
Net Revenues:
North America	$35,657	39.8%	$41,570	46.7%
EMEA	41,575	46.5%	30,913	34.8%
APAC	12,294	13.7%	16,479	18.5%

Total net revenues	$89,526	100.0%	$88,962	100.0%

In the first quarter of fiscal 2009, North America revenues were $35.7 million, a decrease of $5.9 million, or 14.2% over first quarter of fiscal 2008. Product revenues decreased $5.4 million or 17.0% and service revenue decreased $0.5 million or 5.1%. The decrease in the North America revenues is the result of the slowing of the business which we believe is due to the broader macro economic climate.

Revenue in EMEA was $41.6 million, an increase of $10.7 million, or 34.5%, in first quarter of fiscal 2009 as compared to first quarter of fiscal 2008. Product sales were up 34.3% and service revenue increased 37.5% compared to a year ago quarter. The increase in revenue was primarily driven by an increase in service provider sales in Europe.

Revenue in APAC was $12.2 million, a decrease of $4.2 million or 25.4% in first quarter of fiscal 2009 as compared to first quarter of fiscal 2008. While there was overall weakness in the region, we continue to perform well in selected markets in Asia, including Korea and India. We have turnaround programs underway to extend our presence in the rest of Asia.

We rely upon multiple channels of distribution, including two-tiered distribution in which large distributors purchase our product and make it available to resellers. One of these distribution channels, tier 1 distributors, consists of large distributors who purchase our products and make them available to resellers. Revenue through the distributor channel as a percentage of total product revenue was 51% and 42% in the first quarter of fiscal 2009 and the first quarter of fiscal 2008, respectively. The level of sales to any one customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. Three customers, Ericson AB, Westcon and Tech Data, each accounted for greater than 10% of our revenue in the first quarter of fiscal 2009. Tech Data accounted for greater than 10% of our revenue in the first quarter of fiscal 2008.

Cost of Revenues and Gross Profit

The following table presents the gross profit on product and service revenues and the gross profit percentage of product and service revenues for the first quarter of fiscal year 2009 and fiscal 2008 (dollars in thousands):

	Three months ended
	September 28, 2008	% of Revenue	September 30, 2007	% of Revenue
Gross profit:
Product	$44,216	59.5%	$42,889	57.8%
Service	7,216	47.5%	6,207	41.9%

Total gross profit	$51,432	57.4%	$49,096	55.2%

Gross profit was $51.4 million in the first quarter of fiscal 2009, an increase of $2.3 million or 5% as compared to $49.1 million in the first quarter of fiscal 2008.

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

Product gross profit in the first quarter of fiscal 2009 was $44.2 million, representing an increase of $1.3 million or 3.1% from the first quarter of fiscal 2008. As a percentage of revenue, product gross profit increased 1.7 percentage points. The increase in product gross profit was primarily driven by a reduction in manufacturing overhead costs due to lower excess and obsolescence costs of $0.6 million, lower material purchase price from contract manufacturers of $1.1 million, offset by higher distribution costs and material scrap of $0.7 million.

Our cost of service revenue consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross profit was $7.2 million in the first quarter of fiscal 2009, an increase of $1.0 million or 16.3% from $6.2 million in the first quarter of fiscal 2008. Service gross profit in the first quarter of fiscal 2009 improved as a result of increased revenue of $0.4 million and a decrease in customer specific warranty programs of $0.6 million.

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses increased to $25.9 million for the first quarter of fiscal 2009 from $24.5 million for the first quarter of fiscal 2008, an increase of $1.4 million, or 5.4%. This increase was primarily due to increased compensation expenses of $0.6 million due to an increase in personnel, increased general and occupancy expenses of $0.6 million, and increased project expenses of $0.2 million related to the timing of marketing programs related to new product announcements. These expenses were offset by decreased share-based compensation expense of $0.2 million.

Research and Development Expenses

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses increased slightly to $16.6 million for the first quarter of fiscal 2009 from $16.5 million for the first quarter of fiscal 2008. The increase of $0.1 million or 0.7% was primarily due to increased compensation expenses of $1.0 million. These expenses were offset by decreased warrant amortization of $0.7 million due to the final amortization of the Avaya warrant in the first quarter of fiscal 2008 and decreased share-based compensation expense of $0.2 million. We expense all research and development costs as incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, legal fees, professional fees and other general corporate expenses. General and administrative expenses increased to $8.4 million for the first quarter of fiscal 2009 from $6.5 million for the first quarter of fiscal 2008, an increase of $1.9 million, or 29.4%. This increase was primarily due to increased litigation expenses of $0.8 million, increased professional services fees (e.g., tax, audit, accounting and legal) of $0.9 million, increased compensation expenses of $0.5 million due to increased personnel, offset by decreased share-based compensation cost and general expenses of $0.3 million.

Share-based Compensation Costs

Share-based compensation expense recognized in the financial statements by line item caption is as follows (dollars in thousands):

	Three months ended
	September 28, 2008	September 30, 2007
Cost of product revenue	$(40)	$109
Cost of service revenue	32	52
Sales and marketing	175	391
Research and development	151	318
General and administrative	94	156

Total share-based compensation expense	412	1,026
Share-based compensation cost capitalized in inventory	26	12

Total share-based compensation cost	$386	$1,014

In accordance with the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the table in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on both the implied volatilities from traded options on our stock and historical volatility on our stock.

For options granted prior to the first quarter of fiscal 2006, and valued (on a pro forma basis) in accordance with FAS 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility on our stock; we used the graded vesting method for expense attribution, and we recognized option forfeitures as they occurred as allowed by FAS 123.

For options granted after the first quarter of fiscal 2006, and valued in accordance with FAS 123R, the expected volatility used to estimate the fair value of the options was based on a combination of the historical volatility on our stock and the implied volatility. We used the straight-line method for expense attribution, estimated forfeitures, and only recognized expense for those shares expected to vest. Our estimated forfeiture rate in the first quarter of fiscal 2009, based on our historical forfeiture experience, is approximately 9%.

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

Interest Income

Interest income decreased $1.4 million due to decreased funds available for investments and decreased interest rates earned on investments. Cash, cash equivalents and investments were $142.6 million as of September 28, 2008, a decrease of $82.1 million as compared to $224.7 million as of September 30, 2007. The decrease in cash was primarily due to the repurchase of $100 million worth of shares of common stock in the first quarter of fiscal 2009. Average interest yield in the first quarter of fiscal 2009 was 2.5% as compared to 5.1% in the first quarter of fiscal 2008.

Interest Expense

Interest expense in the first quarter of fiscal 2009 and 2008 was immaterial and was primarily related to interest amortization of technology agreements.

Other Income / (Expense), Net

Other income (expense) net, was income of $0.5 million in the first fiscal quarter of 2009 as compared to expense of $0.2 million in the first fiscal quarter of 2008.

Other income in the first fiscal quarter of 2009 was primarily comprised of foreign currency gains of $0.6 million, offset by realized losses on investments of $0.1 million. Other expense in the first fiscal quarter of 2008 was primarily comprised of foreign currency loss of $0.2 million.

Provision for Income Taxes

We recorded income tax provisions of $0.8 million and $0.4 million for the first quarter of fiscal year 2009 and the first quarter of fiscal year 2008, respectively. The income tax provisions for the three months ended September 28, 2008 consisted of U.S. alternative minimum tax, taxes on foreign income and U.S. state income taxes. The income tax provision for the three months ended September 30, 2007 consisted of taxes on foreign income and U.S. state income taxes. The income tax provisions for both quarters were calculated based on the results of operations for the three month periods ended September 28, 2008 and September 30, 2007, and may not reflect the annual effective rate. Since we have net operating loss carryforwards to offset U.S. taxable income, we are not using an annual effective tax rate to apply to the taxable income for the quarter.

We have provided a full valuation allowance for our net deferred tax assets. We initially recorded this charge during fiscal 2003 in accordance with SFAS No. 109, which places greater weight on previous cumulative losses than the outlook for future profitability when determining whether deferred tax assets can be realized. Based upon our most recent three-year history of losses as of the date of determining the charge, we determined that it was appropriate to retain the full valuation allowance against our deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 29, 2008. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates, except as described below, during the three-month period ended September 28, 2008 compared to those discussed in our Annual Report on Form 10-K for the year ended June 29, 2008.

Below is our updated accounting policy on revenue recognition:

Revenue Recognition

Historically, our products have been hardware-focused and we have recognized revenue in accordance with the principles of SAB 104 and EITF 00-21. We have monitored a variety of factors with respect to our product evolution, including whether the software component of our products is becoming more-than-incidental to the hardware product. As noted in our Annual Report in Form 10-K for the year ended June 29, 2008, we anticipated a transition to the American Institute of Certified Public Accountants Statement of Position 97-2 “Software Revenue Recognition” (SOP 97-2) and related interpretations relating to the sale of products with a significant software component.

During the first quarter of fiscal 2009, we concluded that our EXOS software had become more-than-incidental to the product shipped. Accordingly, effective beginning the first quarter of fiscal 2009, we adopted SOP 97-2 for products shipped during the quarter containing EXOS software. For arrangements with multiple software elements, we allocate revenue to each element of the arrangement using the residual method based on vendor specific objective evidence of fair value of the undelivered elements. We determine vendor specific objective evidence of fair value based on the price charged when the item is sold separately. The adoption of SOP 97-2 did not have a significant impact on our results of operations for the first quarter of fiscal 2009. We expect to transition the majority of our shipped products to EXOS 12.0 software in the second quarter of fiscal 2009 and accordingly will account for these product shipments in accordance with SOP 97-2.

We apply the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition”, and Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” to the sales of products and services for which software is incidental to our equipment When sales arrangements contain multiple deliverables, such as hardware, service contracts and other services, we determine whether the deliverables represent separate units of accounting and then allocate revenue to the delivered elements using the residual method.

We derive the majority of our revenue from sales of our modular and stackable networking equipment, with the remaining revenue generated from service fees relating to the service contracts, professional services, and training its products. We generally recognize product revenue from our value-added resellers and end-user customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. In instances where the criteria for revenue recognition are not met, revenue is deferred until all criteria have been met. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis over the contractual service period. Service contracts typically range from one to two years.

We make certain sales to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that sell primarily to resellers and, on occasion, to end-user customers. We defer recognition of revenue on all sales to these distributors until the distributors sell the product, as evidenced by monthly “sales-out” reports that the distributors provide to us. We grant these distributors the right to return a portion of unsold inventory to us for the purpose of stock rotation. We also grant these distributors certain price protection rights. The distributor-related deferred revenue and receivables are adjusted at the time of the stock rotation return or price reduction. We also provide distributors with credits for changes in selling prices, and allow distributors to participate in cooperative marketing programs. We maintain estimated accruals and allowances for these exposures based upon our historical experience. In connection with cooperative advertising programs, we do not meet the criteria in EITF 01-09 for recognizing the expenses as marketing expenses and accordingly, the costs are recorded as a reduction to revenue in the same period that the related revenue is recorded. If actual credits to distributors for changes in selling prices and cooperative marketing programs were to deviate significantly from our estimates, which are based on contractual arrangements and historical experience, our future revenue could be adversely affected.

The second tier of the distribution channel consists of a large number of third-party value-added resellers that sell directly to end-users. For product sales to value-added resellers, we do not grant return privileges, except for defective products during the warranty period, nor do we grant pricing credits. Accordingly, we recognize revenue upon transfer of title and risk of loss to the value-added reseller, which is generally upon shipment. We reduce product revenue for cooperative marketing activities and certain price protection rights that may occur under contractual arrangements that we have with our resellers.

We provide an allowance for sales returns based on our historical returns, analysis of credit memo data and our return policies. The allowance for sales returns was $1.7 million and $1.2 million as of September 28, 2008 and June 29, 2008, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. The provision for returns is charged to net revenues in the accompanying consolidated statements of operations, and was $0.5 million and $0.7 million in the first quarter of fiscal 2009 and the first quarter of fiscal 2008, respectively. If the historical data that we use to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenues. We estimate and adjust this allowance at each balance sheet date.

Recently Issued Accounting Standards

On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP 157-3”) that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial assets is not active. FSP 157-3 is applicable to the valuation of auction-rate securities held by us for which there was no active market as of September 28, 2008. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued. The adoption of FSP 157-3 during the three month period ended September 28, 2008 did not have a material impact on the our consolidated results of operations or financial condition.

Effective June 30, 2008, we adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 are optional and adoption began for fiscal years beginning after November 15, 2007. We did not elect to adopt the fair value option under this Statement.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS No. 162 is effective during the first quarter of fiscal 2009. The adoption of SFAS No. 162 during the three month period ended September 28, 2008 did not have an impact on our consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to us for business combinations for which the acquisition date is on or after fiscal 2010. We do not expect the adoption of SFAS 141R will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 clarifies the classification in a company’s consolidated balance sheet and the accounting for and disclosure of transactions between the company and holders of non-controlling interests. SFAS 160 is effective for us January 1, 2009. Early adoption is not permitted. We do not expect the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

The following summarizes information regarding our cash, investments, and working capital (in thousands):

	As of
	September 28, 2008	June 29, 2008
Cash, cash equivalents, short-term investments and marketable securities	$142,581	$225,672
Working Capital	$7,784	$80,096

In the first quarter of fiscal 2009, cash generated from operations was $20.6 million, cash provided by investing activities was $54.6 million and cash used in financing activities was $100.1 million, resulting in a cash, cash equivalents, short-term investments and marketable securities balance of $142.6 million as of September 28, 2008, as compared to $225.7 million as of June 29, 2008. Refer to discussions below under Key Components of Cash Flows and Liquidity.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Quarter Ended
	September 28, 2008	September 30, 2007
Net cash provided by operating activities	$20,578	$7,248
Net cash (used in) provided by investing activities	$54,587	$(33,695)
Net cash provided by (used in) financing activities	$(100,076)	$1,760

Net decrease in cash and cash equivalents	$(24,911)	$(24,687)

Cash and cash equivalents, short-term investments and marketable securities decreased to $142.6 million at September 28, 2008 from $225.7 million at June 28, 2008, a decrease of $83.1 million. This decrease was primarily due to the use of $101.4 million to repurchase approximately 28,571,428 shares of common stock, offset by cash flow generated from operations of $20.6 million and cash from employee stock option exercises of $1.3 million.

Cash flow provided by operating activities was $20.6 million. Net income was $1.6 million and included significant non-cash charges including depreciation of $1.7 million, $0.4 million in share-based compensation expense and $0.1 million in deferred income taxes. Accounts receivable, net, decreased to $53.3 million at September 28, 2008 from $64.4 million at June 28, 2008. Days sales outstanding (“DSO”) in receivables was 53 days at September 28, 2008 and 59 days at June 28, 2008. Accounts payable increased $7.4 million due to increased inventory purchases at quarter end. Net inventory levels increased to $16.3 million at September 28, 2008 from $13.9 million at June 28, 2008. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence because of declining demand, rapidly changing technology and customer requirements. Deferred revenue, net, which consists of product and service revenue deferrals, increased to $42.8 million at September 28, 2008 from $40.3 million at June 28, 2008. This increase was due primarily to an increase in product revenue deferral of $2.0 million as a result of collectability issues, future commitments and partial shipments. Deferred revenue, net of cost of sales to distributors, increased $5.7 million from $14.1 million at June 29, 2008 to $19.8 million at September 28, 2008. The increase was primarily due to increased inventory at one distributor in the U.S. We do not expect cash flow from operations to be at the same level in future quarters.

Cash flow provided by investing activities was $54.6 million. Capital expenditures were $2.5 million, offset by proceeds from maturities and sales of investments and marketable securities of $20.0 million and $37.1 million, respectively.

Cash used in financing activities was $100.1 million. Cash used to repurchase common stock, including expenses, was $101.4 million, offset by proceeds from issuance of common stock of $1.3 million.

On August 11, 2008, we commenced a “modified Dutch auction” tender offer to purchase up to $100 million worth of shares of our common stock, including the associated preferred stock purchase rights, at a price per share not less than $3.30 and not greater than $3.70, subject to certain conditions. Following the expiration of the tender offer on September 12, 2008, we repurchased 28,571,428 shares of common stock on September 19, 2008 at $3.50 per share, which represented the lowest purchase price specified by tendering stockholders that enabled us to purchase $100 million worth of our shares of common stock. Our common stock closing stock price on September 19, 2008 was $3.05. We funded this purchase entirely from cash on hand. Total cash expenditures were $101.4 million for the shares repurchased including direct costs associated with the repurchase. Primarily as a result of the tender offer, our outstanding shares of common stock decreased from 116,867,768 as of August 29, 2008, as disclosed in our Annual Report on Form 10-K for the year ended June 29, 2008, to 88,286,162 as of September 28, 2008.

We have a revolving line of credit for $10.0 million with a major lending institution which was renewed on January 24, 2008, and is contractually available to us until January 22, 2009. As of September 28, 2008, there were no outstanding borrowings under this facility. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of September 28, 2008, we had letters of credit totaling $0.1 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of September 28, 2008. Refer to Note 9 Subsequent Events for additional discussion on credit facilities available subsequent to September 28, 2008.

Contractual Obligations

The following summarizes our contractual obligations at September 28, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than Five Years
Contractual Obligations:
Non-cancelable inventory purchase commitments	$35,744	$35,744	—	—	—
Non-cancelable operating lease obligations	$13,030	$5,125	$7,905	—	—
Other non-cancelable purchase commitments	$4,778	$2,294	$2,234	$250	—

Total contractual cash obligations	$53,552	$43,163	$10,139	$250	$—

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitment was $35.7 million as of September 28, 2008, an increase of $7.2 million from $28.5 as of June 29, 2008. The increase was primarily related to the procurement of inventory for our new product line which will be released in the future in fiscal 2009.

We did not have material commitments for capital expenditures as of September 28, 2008. Other non-cancelable purchase commitments represent OEM and technology agreements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 28, 2008.

Capital Resources and Financial Condition

As of September 28, 2008, in addition to $45.5 million in cash and cash equivalents, we had $12.6 million invested in short-term and $84.5 million invested in long-term marketable investments for a total cash and cash equivalents, short-term investments and marketable securities of $142.6 million.

Auction rate securities (“ARS”) are investments with contractual maturities generally between 0 and 40 years. Examples of the underlying collateral for such securities include municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations with interest rates resetting every 7 to 49 days through an auction process. At the end of each reset period, investors may sell or continue to hold the securities at par. As of September 28, 2008, we held $40.8 million principal amount in ARS, with maturities from 25 to 40 years. All of these ARS are all backed by student loans, are over-collateralized and, on an aggregate basis, 94% are guaranteed by the U.S. Department of Education. In addition, all of our ARS are rated by one or more of the major independent rating agencies as either AAA or Aaa.

Historically, our ARS were highly liquid, using a Dutch auction process that reset the applicable interest rate at predetermined intervals, typically every 7 to 28 days, which in turn provided liquidity at par value. However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008 when sell orders exceeded buy orders. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at contractually set rates. Because of the failures of auctions, we will not be able to liquidate our ARS until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. Based on this, we have classified the ARS as long term assets on our condensed consolidated balance sheet.

In October 2008, we received an Auction Rate Securities Rights Offer from UBS AG under which, in return for a general release of claims and the grant of right to UBS AG to purchase our ARS at any time for full par value, we would have the right to require UBS AG to purchase at par value our ARS beginning in 2010. Should we accept the UBS Rights Offer, we will grant UBS AG, the sole discretion and right to sell or dispose of, and/or enter orders in the auction process with respect to the eligible ARS on our behalf without prior notification to us from UBS AG, as long as we receive a payment at par upon any sale or disposition. See Note 9 Subsequent Events for further details.

As of September 28, 2008, there continues to be no auction market for our ARS. In the absence of a liquid market to value these securities, we had used a discounted cash flow model to estimate the fair value of our investments in ARS as of September 28, 2008. The valuation model is based on the following key assumptions:

•	5 years to liquidity;

•	continued receipt of contractual interest; and

•	discount rates ranging from 5.0% to 8.0%, which incorporate a spread for both credit and liquidity risk.

The market conditions related to the availability of liquidity and credit continued to worsen in the first quarter of fiscal 2009 from the fourth quarter of fiscal 2008, thereby increasing the discount rates in the valuation model. The increase in discount rate decreased the valuation of the ARS from 94% ($2.5 million unrealized loss) to 91% ($3.5 million unrealized loss) of their stated par value as of June 29, 2008 as compared to September 28, 2008, respectively.

We determined that the lack of liquidity in the market for ARS is temporary in nature and that we have the ability and intent to hold these securities until the earlier of the date when: the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures or we accept the UBS AG Auction Rates Securities Rights Offer to redeem the securities. Therefore, we recorded the impairment amount as a temporary charge in “Accumulated other comprehensive income” in the Consolidated Balance Sheet as of September 28, 2008.

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

We hold a variety of interest bearing ARS that represent investments in pools of student loans. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, the security matures, or we accept the UBS AG Auction Rate Securities Rights Offer to redeem the securities. As of September 28, 2008, we continue to classify our entire balance of ARS in long-term marketable securities in our consolidated balance sheet because of our inability to determine when our investments in ARS would settle. We have recorded a temporary decline in value of approximately $3.5 million in “Accumulated other comprehensive income” in the Consolidated Balance Sheet as of September 28, 2008. In October 2008, the Company received an Auction Rate Securities Rights Offer from UBS AG to buy back at par value the ARS that we originally purchased from UBS AG at anytime during a two-year period beginning June 30, 2010. The Auction Rate Securities Rights Offer is non-transferable and expires on November 14, 2008. If we accept the Offer, we will likely record a charge to income for the difference between the fair value of the Auction Rate Securities Rights Offer and the unrealized loss on the ARS.

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

The following table presents the amounts of our cash equivalents, short-term investments, marketable securities and long-term debt that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 28, 2008. This table does not include money market funds because those funds are generally not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
Included in cash and cash equivalents	$9,313			$9,313	$9,313
Weighted average interest rate	2.12%
Included in short-term investments	$4,659	$7,944		$12,603	$12,603
Weighted average interest rate	2.05%	3.90%
Included in marketable securities			$84,519	$84,519	$84,519
Weighted average interest rate			3.19%

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

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). At September 28, 2008, these forward foreign currency contracts had a notional principal amount and fair value of $5.5 million. These contracts have maturities of less than 60 days.

Additionally, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS 133. At September 28, 2008, we held foreign currency forward contracts with a notional principal amount and fair value of $11.8 million. These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction gains and losses from operations, including the impact of hedging, were a gain of $0.7 million in the first quarter of fiscal 2009 and loss of $0.3 million in the first quarter of fiscal 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 as amended, (the “Exchange Act”), such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

We assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Report. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment using those criteria, we concluded that, as of the end of the period covered by this Report, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other Information

Item 1.	Legal Proceedings

For information regarding litigation matters that we deem significant, refer to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended June 29, 2008 and Note 3 to our Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report which is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2008, which to our knowledge have not materially changed other than as set forth below. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

The only material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 29, 2008, were as follows:

We May Realize Losses on Our Investments and be Unable to Liquidate These Investments at Desired Times and in Desired Amounts.

At September 28, 2008, we had $142.6 million in cash and cash equivalents, investments and marketable debt securities. These investments include U.S. government agencies (including Freddie Mac and Fannie Mae debt), corporate debt, money market funds, commercial paper and Auction Rate Securities (“ARS”). Such investments are subject to general credit, liquidity, market and interest rate risks which have been and may further be exacerbated by the current credit crisis, financial market difficulties and declining economic conditions. If these conditions continue or worsen, we have and may experience difficulties with the liquidity of our investments, and the value of our investments could decline which will have an adverse effect on our results of operations, liquidity and financial condition.

We Have and May in the Future Be Required to Record Impairment Charges as a Result of the Decline in Value of Our Investments in Auction Rate Securities.

As of September 28, 2008, we held $40.8 million in ARS. All of our ARS had credit ratings of AAA or Asa when purchased, and none are mortgage-backed debt obligations. During February and March 2008, auctions failed for all $40.8 million of our ARS because sell orders exceeded buy orders. We may not be able to liquidate these investments unless the issuer calls the security, our broker purchases the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. We recorded a temporary decline in value of approximately $2.5 million in “Accumulated other comprehensive income” in the Consolidated Balance Sheet as of June 29, 2008. As of September 28, 2008, the auctions of our ARS continued to fail, and we have increased the temporary impairment charge by $1.0 million to $3.5 million. If the issuers of these securities are unable to successfully close future auctions or their credit ratings are lowered, we may be required to record future impairment charges related to these investments, which would harm our results of operations.

In October 2008, we received an Auction Rate Securities Rights Offer from UBS AG to buy back at par value the ARS that we originally purchased from UBS AG at anytime during a two-year period beginning June 30, 2010. The Auction Rate Securities Rights Offer is non-transferable and expires on November 14, 2008. If we accept the Offer, we will likely record a charge to income for the difference between the fair value of the Auction Rate Securities Rights Offer and the unrealized loss on the ARS. If material, this charge would have an adverse effect on our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders – Not applicable

Item 5.	Other Information – None

Item 6.	Exhibits

a)	Exhibits:

10.22	Form of Restricted Stock Units Agreement Under the Extreme Networks, Inc. 2005 Equity Incentive Plan

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC. (Registrant)

/S/ KAREN ROGGE
KAREN ROGGE
Senior Vice President and Chief Financial Officer

November 7, 2008