Form 10-Q
period 2008-12-28
EXTREME NETWORKS INC
filed 2009-02-05
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2008

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

January 30, 2009 was 88,630,568.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 28, 2008

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 28, 2008	June 29, 2008
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$34,318	$70,370
Short-term investments	11,188	42,922
Accounts receivable, net	44,285	64,417
Inventories, net	22,275	13,942
Deferred income taxes	287	254
Prepaid expenses and other current assets, net	5,023	4,654

Total current assets	117,376	196,559
Property and equipment, net	43,843	43,348
Marketable securities	98,013	112,380
Other assets, net	14,033	13,474

Total assets	$273,265	$365,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,722	$16,921
Accrued compensation and benefits	13,013	18,956
Restructuring liabilities	2,847	2,612
Accrued warranty	3,516	4,824
Deferred revenue, net	32,411	31,284
Deferred revenue, net of cost of sales to distributors	15,220	14,138
Other accrued liabilities	24,056	27,728

Total current liabilities	118,785	116,463
Restructuring liabilities, less current portion	5,213	6,777
Deferred revenue, less current portion	8,079	9,006
Deferred income taxes	503	403
Other long-term liabilities	795	1,058
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock, $.001 par value, 750,000,000 shares authorized; 128,108,535 issued at December 28, 2008 (127,358,570 June 29, 2008) and capital in excess of par value	946,286	943,283
Treasury stock, 39,625,305 shares at December 28, 2008 (11,053,877 June 29, 2008)	(149,665)	(48,303)
Accumulated other comprehensive income (loss)	1,367	(723)
Accumulated deficit	(658,098)	(662,203)

Total stockholders’ equity	139,890	232,054

Total liabilities and stockholders’ equity	$273,265	$365,761

(1)	The information in this column is derived from the Company’s consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2008.

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Net revenues:
Product	$72,580	$77,427	$146,929	$151,572
Service	14,968	15,103	30,145	29,920

Total net revenues	87,548	92,530	177,074	181,492

Cost of revenues:
Product	31,411	31,039	61,544	62,295
Service	7,446	8,511	15,407	17,121

Total cost of revenues	38,857	39,550	76,951	79,416

Gross profit:
Product	41,169	46,388	85,385	89,277
Service	7,522	6,592	14,738	12,799

Total gross profit	48,691	52,980	100,123	102,076

Operating expenses:
Sales and marketing	25,776	25,050	51,633	49,588
Research and development	13,924	17,154	30,529	33,645
General and administrative	7,412	8,592	15,851	15,115

Total operating expenses	47,112	50,796	98,013	98,348

Operating income	1,580	2,184	2,111	3,728
Interest income	870	2,860	2,293	5,633
Interest expense	(19)	(21)	(69)	(41)
Other income / (expense), net	768	(249)	1,316	(491)

Income before income taxes	3,199	4,774	5,651	8,829
Provision for income taxes	733	638	1,546	1,060

Net Income	$2,466	$4,136	$4,105	$7,769

Basic and diluted net income per share:
Net income per share - basic	0.03	0.04	0.04	0.07
Net income per share - diluted	0.03	0.04	0.04	0.07
Shares used in per share calculation - basic	88,323	114,530	99,823	114,217
Shares used in per share calculation - diluted	88,363	115,725	99,925	115,498

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	December 28, 2008	December 30, 2007
Cash flows from operating activities:
Net income	$4,105	$7,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,745	3,707
Gain on value of option to put securities	(6,778)	—
Mark to market, trading loss	6,778	—
Provision for doubtful accounts	(56)	265
Provision for excess and obsolete inventory	819	1,324
Deferred income taxes	68	(240)
Amortization of warrant	—	1,349
Gain (loss) on retirement of assets	94	(7)
Stock-based compensation	1,396	2,429
Changes in operating assets and liabilities, net
Accounts receivable	20,188	(6,709)
Inventories	(9,157)	2,533
Prepaid expenses and other assets	(928)	2,830
Accounts payable	10,801	(4,926)
Accrued compensation and benefits	(5,943)	3,241
Restructuring liabilities	(1,329)	(4,182)
Accrued warranty	(1,307)	(474)
Deferred revenue, net	200	(21,972)
Deferred revenue, net of cost of sales to distributors	1,082	22,361
Other accrued liabilities	(4,970)	(27)

Net cash provided by operating activities	17,808	9,271

Cash flows provided by (used in) investing activities:
Capital expenditures	(3,334)	(2,068)
Purchases of investments	(25,166)	(171,393)
Proceeds from maturities of investments and marketable securities	28,164	76,247
Proceeds from sales of investments and marketable securities	46,225	59,679

Net cash provided by (used in) investing activities	45,889	(37,535)

Cash flows (used in) provided by financing activities:
Proceeds from issuance of common stock	1,614	2,733
Repurchase of common stock, including expenses	(101,363)	—

Net cash (used in) provided by financing activities	(99,749)	2,733

Net decrease in cash and cash equivalents	(36,052)	(25,531)

Cash and cash equivalents at beginning of period	70,370	71,573
Cash and cash equivalents at end of period	$34,318	$46,042

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Extreme Networks, Inc. (referred to as the “Company” or “Extreme Networks”) included herein have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations. The condensed consolidated balance sheet at June 29, 2008 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at December 28, 2008. The results of operations for the second quarter of fiscal 2009 are not necessarily indicative of the results that may be expected for fiscal 2009 or any future periods.

Cash, Cash Equivalents, and Investments

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Investments with maturities of greater than three months at the date of purchase are classified as non-cash equivalents. Of these, investments with maturities of less than one year at balance sheet date are classified as Short Term Investments. Investments with maturities of greater than one year at balance sheet date are classified as Marketable Securities. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, the Company diversifies its investments by limiting its holdings with any individual issuer.

Investments consist of available-for-sale investment-grade debt securities that the Company carries at fair value. Investments include Auction Rate Securities (“ARS”) that the Company carries at fair value and classified as trading securities and as a non-current investment at December 28, 2008. Previously, the Company’s ARS were classified as non-current investments available-for-sale. The Company accumulates unrealized gains and losses on the Company’s available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of its balance sheets. Such an unrealized gain or loss does not reduce net income for the applicable accounting period. The Company includes realized gains and losses on its available-for-sale debt securities in other income (expense), net, in its statements of income.

The Company accumulates unrealized and realized gains and losses on the Company’s trading securities, net of tax, in other income (expense), net, in its statements of operations.

ARS are investments with contractual maturities generally between 0 and 40 years. Examples of the underlying collateral for these securities include municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations with interest rates resetting every 7 to 49 days through an auction process. At the end of each reset period, investors may sell or continue to hold the securities at par. As of December 28, 2008, the Company held $40.8 million principal amount in ARS, with contractual maturities from 25 to 40 years. All of these ARS are backed by student loans, are over-collateralized, and on an aggregate basis, 94% are guaranteed by the U.S. Department of Education. In addition, all ARS held by the Company are rated by one or more of the major independent rating agencies as either AAA or Aaa.

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

As of December 28, 2008, there continues to be no auction market for the Company’s ARS. In the absence of a liquid market to value these securities, the Company has used a discounted cash flow model to estimate the fair value of its investments in ARS as of December 28, 2008. The valuation model is based on the following key assumptions:

•	5 years to liquidity;

•	continued receipt of contractual interest; and

•	discount rates ranging from 6.0% to 8.0%, which incorporate a spread for both credit and liquidity risk.

Based on the discounted cash flow model described above, the Company determined that, at December 28, 2008, the fair value of the ARS was $34.0 million, which was 83% ($6.8 million unrealized loss) of the principal value of $40.8 million. This represented a decrease in the valuation of the ARS from 94% ($2.5 million unrealized loss) of principal value as of June 28, 2008. The market conditions related to the availability of liquidity and credit continued to worsen in the second quarter of fiscal 2009 from the fourth quarter of fiscal 2008, thereby increasing the discount rates in the valuation model. The increase in discount rate decreased the valuation of the ARS from 94% to 83% of their stated par value as of June 29, 2008 as compared to December 28, 2008, respectively.

On November 7, 2008, the Company accepted an offer (the “UBS Rights Offer”) from UBS AG (“UBS”), providing the Company with rights related to its ARS (the “Rights”). The Rights permit the Company to require UBS to purchase its ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell the Company’s ARS at any time until July 2, 2012, so long as the Company receives payment at par value upon any sale or disposition. The Company expects to sell its ARS under the Rights. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy the Company’s ARS. So long as the Company holds its ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.

The Rights represent a firm agreement in accordance with SFAS 133, which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the Rights results in the creation of an asset akin to a Put Option (the Company has the right to “put” the ARS back to UBS at some specified date for a payment equal to the par value of the ARS). The Put Option is a free standing asset separate from the ARS.

The Company has used a discounted cash flow model to estimate the fair value of the Put Option as of December 28, 2008. The valuation model is based on the following key assumptions:

•	1.5 years to recover par value from UBS;

•	continued receipt of contractual interest;

•	discount rates ranging from 6.0% to 8.0%, which incorporate a spread for both credit and liquidity risk for cashflows related to contractual interest; and

•	discount rate equal to the risk-free rate plus a premium associated with the risk for a default by UBS on the UBS Rights Offer.

Based on the discounted cash flow model described above, the Company determined the fair value of the Put Option was $6.8 million. The Company recorded the fair value of the Put Option with the corresponding credit in other income (expense) in the condensed consolidated statements of income for the period ended December 28, 2008. The Put Option does not meet the definition of a derivative instrument under SFAS 133 because the terms of the Put Option do not provide for net settlement, i.e., the Company must tender the ARS to receive the settlement and the ARS are not readily convertible to cash. Therefore, the Company has elected to measure the Put Option at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. As a result, unrealized gains and losses will be included in earnings in future periods. The Company expects that future changes in the fair value of the Put Option will approximate fair value movements in the related ARS.

Prior to accepting the UBS Rights Offer, the Company recorded $3.5 million of unrealized losses on its ARS, net of a tax benefit, in accumulated other comprehensive income in the shareholders’ equity section of the Company’s balance sheets. In connection with the Company’s acceptance of the UBS Rights Offer in November 2008, the Company transferred its ARS from investments available-for-sale to trading securities in accordance with SFAS 115. Upon transfer to trading securities, the Company immediately transferred $3.5 million of unrealized losses previously recorded in other comprehensive income to other income (expense) and recognized an additional loss of $3.3 million in other income (expense) in the condensed consolidated statements of income for period ended December 28, 2008.

The transfer to trading securities reflects management’s intent to exercise its Put Option during the period June 30, 2010 to July 3, 2012. Prior to the Company’s agreement with UBS, the Company’s intent was to hold the ARS until the market recovered. Accordingly, the Company continues to classify the ARS under long term assets in the Company’s Consolidated Balance Sheet for the period ended December 28, 2008.

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

The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 28, 2008:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Commercial paper	$—	$2,124	$—	$2,124
Federal agency notes	—	39,713	—	39,713
Money market funds	25,941	—	—	25,941
Corporate notes/bonds	—	28,629	—	28,629
Auction rate securities	—	—	34,081	34,081
Put Option	—	—	6,778	6,778
Derivative instruments:
Foreign currency forward contracts	—	15,068	—	15,068

Total	$25,941	$85,534	$40,859	$152,334

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets as of December 28, 2008 (in thousands):

Auction Rate Securities
Amortized Cost as of June 29, 2008	$40,836
Unrealized loss	(2,517)

Balance as of June 29, 2008	$38,319
Change in interest accrued	27
Purchases	—
Change in unrealized loss	(1,030)

Balance as of September 28, 2008	$37,316
Change in interest accrued	(4)
Purchases	—
Change in unrealized loss	(3,231)

Balance as of December 28, 2008	$34,081

During the quarter ended December 28, 2008, the Company designated these securities as trading securities. Accordingly, the cumulative unrealized loss of $3.5 million as of the end of the prior quarter was reclassified and recorded in the Statement of Income during the quarter ended December 28, 2008. In addition, an additional unrealized loss of $3.2 million was recorded in the Statement of Income during the quarter ended December 28, 2008.

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

During the first quarter of fiscal 2009, the Company concluded that software had become more-than-incidental to the product shipped. Effective beginning the first quarter of fiscal 2009, the Company adopted SOP 97-2 for products shipped during the quarter containing software that is more-than-incidental. Such shipments grew during the second quarter of fiscal 2009 to represent of a majority of the Company’s shipped products. For arrangements with multiple software elements, the Company allocates revenue to each element of the arrangement using the residual method based on vendor specific objective evidence of fair value of the undelivered elements. The Company determines vendor specific objective evidence of fair value based on the price charged when the item is sold separately. The adoption of SOP 97-2 did not have a significant impact on our results of operations for the first or second quarter of fiscal 2009.

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

Inventories, which are net of write-downs for excess and obsolete inventory (which the Company determines primarily based on future demand forecasts) of $3.8 million and $3.2 million at December 28, 2008 and June 29, 2008, respectively, consist of (in thousands):

	December 28, 2008	June 29, 2008
Raw materials	$34	$59
Finished goods	22,241	13,883

Total	$22,275	$13,942

Deferred Revenue, Net

Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenues where the revenue recognition criteria have not been met related to sales by the Company to its resellers or directly to its end-customers. Product revenue includes shipments to end-users and value-add resellers. The following table summarizes deferred revenue, net at December 28, 2008 and June 29, 2008, respectively (in thousands):

	December 28, 2008	June 29, 2008
Deferred services	$38,893	$39,522
Deferred product
Deferred revenue	2,666	1,249
Deferred cost of Sales	(1,069)	(481)

Deferred product revenue, net	1,597	768
Balance at end of period	40,490	40,290
Less: current portion	32,411	31,284

Non-current deferred revenue, net	$8,079	$9,006

The Company offers renewable support arrangements, including extended warranty contracts, to its customers that range generally from one to five years. Deferred support revenue is included within deferred revenue, net within the Services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Balance beginning of period	$39,057	$39,507	$38,778	$40,787
New support arrangements	12,923	13,730	27,472	25,896
Recognition of support revenue	(14,050)	(13,765)	(28,320)	(27,211)

Balance end of period	37,930	39,472	37,930	39,472
Less current portion	29,851	29,384	29,851	29,384

Non-current deferred revenue	$8,079	$10,088	$8,079	$10,088

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

The following table summarizes deferred revenue, net of cost of sales to distributors at December 28, 2008 and June 29, 2008, respectively (in thousands):

	December 28, 2008	June 29, 2008
Deferred revenue	$20,410	$19,232
Deferred cost of Sales	(5,190)	(5,094)

Total deferred revenue, net of cost of sales to distributors	$15,220	$14,138

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

The Company has determined that the requirements of FIN 45 apply to the Company’s standard product warranty liability. The following table summarizes the activity related to the Company’s product warranty liability during the second quarters of fiscal 2009 and fiscal 2008, respectively (in thousands):

	Six months ended
	December 28, 2008	December 30, 2007
Balance beginning of period	$4,824	$7,182
New Warranties issued	3,532	2,932
Warranty expenditures	(2,594)	(3,537)
Change in estimates	(2,246)	131

Balance end of period	$3,516	$6,708

The Company’s standard hardware warranty period is typically 12 months from the date of shipment to end-users. For certain access products, the Company offers a lifetime hardware warranty commencing on the date of shipment from the Company and ending five (5) years following the Company’s announcement of the end of sale of such product. Upon shipment of products to the Company’s customers, the Company estimates expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability in cost of product revenue for this amount. The determination of the Company’s warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. The Company estimates and adjusts these accruals at each balance sheet date in accordance with changes in these factors. For the six months ended December 28, 2008, the Company recorded $2.2 million for a change in estimates in warranty reserve resulting from reduction in actual returns and associated warranty cost.

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

Recently Issued Accounting Standards

On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP 157-3”) that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial assets is not active. FSP 157-3 is applicable to the valuation of auction-rate securities held by the Company for which there was no active market as of December 28, 2008. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued. The adoption of FSP 157-3 during the six month period ended December 28, 2008 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective June 30, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 are optional and adoption began for fiscal years beginning after November 15, 2007. The Company adopted the fair value option as it relates to ARS Put Option under this Statement and the adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS No. 162 was effective during the first quarter of fiscal 2009. The adoption of SFAS No. 162 did not have an impact on the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to the Company for business combinations for which the acquisition date is on or after fiscal 2010. The Company is currently evaluating the impact on the adoption of SFAS 141R on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 clarifies the classification in a company’s consolidated balance sheet and the accounting for and disclosure of transactions between the company and holders of noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Early adoption is not permitted. The Company does not expect the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

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

A summary of stock option activity under the Plans for the three months ended December 28, 2008 is presented as follows:

	Number of Shares (000’s)	Weighted Average Exercise Price Per Share
Balance at June 29, 2008 (10,459 options exerciseable at a weighted-average exercise price of $5.87 per share)	18,969	$5.05
Options exercised	(394)	$2.84
Options canceled/expired	(1,237)	$5.22
Balance at September 28, 2008 (10,322 options exerciseable at a weighted-average exercise price of $5.82 per share)	17,338
Options granted	2,449	$2.04
Options canceled/expired	(789)	$4.61
Balance at December 28, 2008 (10,580 options exerciseable at a weighted-average exercise price of $5.72 per share)	18,998

The weighted-average grant-date per share fair value of options granted in the second quarter of fiscal 2009 and 2008 were $0.54 and $1.19, respectively.

Employee Stock Purchase Plan (ESPP)

Under the Company’s 1999 Employee Stock Purchase Plan, employees purchased 173,064 shares for $0.3 million with a weighted-average estimated per share fair value of $0.64 during the second quarter of fiscal 2009. Employees purchased 153,644 shares for $0.5 million with a weighted-average estimated per share fair value of $1.03 in the second quarter of fiscal 2008.

Stock Awards

Stock awards may be granted under the 2005 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock which vests over a fixed period. A summary of the status of the Company’s non-vested stock awards as of December 28, 2008 and changes during the first six months of fiscal 2009 is presented below:

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value
Non-vested stock outstanding at June 29, 2008	361	$3.76
Vested	(182)	3.52
Canceled	(10)	3.53

Non-vested stock outstanding at September 28, 2008	169	$4.59

Granted	742	$2.04
Vested	(50)	3.98

Non-vested stock outstanding at December 28, 2008	861	$2.90

Share Based Compensation

Share-based compensation recognized in the condensed consolidated financial statements by line item caption is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Cost of product revenue	$56	$118	$16	$227
Cost of service revenue	61	65	93	117
Sales and marketing	328	410	503	801
Research and development	311	398	462	716
General and administrative	228	412	322	568

Total share-based compensation expense	984	1,403	1396	2,429
Share-based compensation cost capitalized in inventory	20	4	(6)	(8)

Total share-based compensation cost	$1,004	$1,407	$1,390	$2,421

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

For options granted prior to the first quarter of fiscal 2006, and valued in accordance with FAS 123, the Company uses a graded vesting method for expense attribution. For options granted after the first quarter of fiscal 2006, and valued in accordance with FAS 123R, the Company uses the straight-line method for expense attribution, and the Company estimates forfeitures and only recognize expense for those shares expected to vest. The Company’s estimated forfeiture rate in the second quarter of fiscal 2009, based on the Company’s historical forfeiture experience, is approximately 9%.

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

Line of Credit

The Company has a revolving line of credit for $10.0 million with a major lending institution which was renewed on January 22, 2009, and is contractually available to the Company until January 22, 2010. Borrowings under this line of credit bear interest at the bank’s prime rate. As of December 28, 2008, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of December 28, 2008, the Company had outstanding letters of credit totaling $0.1 million. These letters of credit were primarily issued to satisfy requirements of certain of the Company’s customers for performance bonds. The line of credit requires the Company to maintain specified financial covenants related to tangible net worth and liquidity with which the Company was in compliance as of December 28, 2008.

In October 2008, UBS and the Company entered into a secured line of credit collateralized by the Company’s ARS held by UBS. The maximum amount of credit available under this line of credit is $28.8 million. There are currently no outstanding borrowings under this line of credit. On November 7, 2008 the Company accepted the UBS Rights Offer from UBS and hence the terms of the “no net cost” loan program apply to this line of credit. Under this program, the interest rate on this secured credit facility will be equivalent to the interest rate earned by the Company on the ARS at UBS, resulting in no net interest cost to the Company.

Purchase Commitments

The Company currently has arrangements with three contract manufacturers and other suppliers for the manufacture of the Company’s products. The Company’s arrangements allow it to procure long lead-time component inventory on the Company’s behalf based upon a rolling production forecast provided by us. The Company is obligated for the purchase of long lead-time component inventory that the Company’s contract manufacturers procure in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of December 28, 2008, the Company had non-cancelable commitments to purchase approximately $35.7 million of such inventory.

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

Government Inquiry Relating to Historical Stock Option Practices

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

Intellectual Property Litigation

On April 20, 2007, Extreme Networks filed suit against Enterasys Networks in the United States District Court for the Western District of Wisconsin, Civil Action No. 07-C-0229-C. The complaint alleges willful infringement of U.S. patents Nos. 6,104,700, 6,678,248, and 6,859,438, and seeks injunctive relief against Enterasys’ continuing sale of infringing goods and monetary damages. Enterasys responded to the complaint on May 30, 2007. Enterasys also filed a counterclaim alleging infringement of three U.S. patents owned by Enterasys. On April 9, 2008, the court dismissed Enterasys’ counterclaims on one of the patents with prejudice. On May 5, 2008, the court granted Extreme motion for summary judgment, finding that Extreme does not infringe Enterasys’ two remaining patents and dismissing all of Enterasys’ remaining counterclaims with prejudice. On May 30, 2008, a jury found that Enterasys infringed all three of Company’s patents and awarded the Company damages in the amount of $0.2 million. The Court also ruled in the Company’s favor on Enterasys’ challenge to the validity of Extreme patents. On October 29, 2008, the Court denied Enterasys’ post-trial motion for judgment as a matter of law, and granted Extreme’s motion for a permanent injunction against Enterasys. The injunction order permanently enjoins Enterasys from manufacturing, using, offering to sell, selling in the U.S. and importing into the U.S. the Enterasys products accused of infringing Extreme Network’s three patents. The injunction will run until the expiration of Extreme Networks’ patents the last of which is not set to expire until March of 2020. Several post trial motions are pending and the Court has stayed the injunction until the post trial motions are decided.

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

The parties to the lawsuits have reached a new settlement, subject to documentation and Court approval. Under the settlement, the Extreme Networks Defendants would not be required to make cash payments in the settlement. Subsequently, an underwriter defendant filed for bankruptcy, and the effect of the bankruptcy remains to be resolved. There is no guarantee that the new settlement will be consummated or approved by the Court. If the settlement is not approved by the Court, the Company intends to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of the matter at this time.

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

4.	Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Net income	$2,466	$4,136	$4,105	$7,769
Other comprehensive income:
Change in unrealized gain on investments:
Net unrealized gain on ARS recorded to other income	3547	—	2517	—
Net unrealized gain on other investments	653	158	606	528

Net unrealized gain on investments	4200	158	3,123	528
Net unrealized loss on derivatives	(5)	(1)	(7)	(1)
Foreign currency translation adjustments	(388)	87	(1,026)	617

Total comprehensive income	$6,273	$4,380	$6,195	$8,913

5.	Income Taxes

The Company recorded an income tax provision of $0.7 million and $0.6 million for the second quarter of fiscal 2009 and the second quarter of fiscal 2008, respectively. The income tax provision for the three months ended December 28, 2008 and December 30, 2007 consisted of U.S. alternative minimum tax, taxes on foreign income and U.S state income taxes. The income tax provisions for both quarters were calculated based on the results of operations for the three months ended December 28, 2008 and December 30, 2007, and may not reflect the annual effective rate. Since the Company has net operating loss carryforwards to offset U.S. taxable income, the Company is not using an annual effective tax rate to apply to the taxable income for the quarter.

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

The Company had FIN 48 unrecognized tax benefits of approximately $15.6 million as of December 28, 2008. The future impact of the unrecognized tax benefit of $15.6 million, if recognized, is as follows: approximately $2.0 million would affect the effective tax rate, and approximately $13.6 million would result in adjustments to deferred tax assets and corresponding adjustment to the valuation allowance. It is reasonably possible that the amount of unrealized tax benefits could decrease by approximately $0.7 million during the next 12 months due to the expiration of the statue of limitations in certain foreign jurisdictions.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Condensed Consolidated Statement of Income and totaled approximately $38,000 for the quarter ended December 28, 2008. Accrued interest and penalties were approximately $497,000 and $329,000 as of December 28, 2008 and December 30, 2007, respectively.

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

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options and warrants. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the dilutive effect of shares subject to repurchase, options, and warrants.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Net income	$2,466	$4,136	$4,105	$7,769

Weighted-average shares used in per share calculation – basic	88,323	114,530	99,823	114,217
Incremental shares using the treasury stock method:
Stock options	6	240	23	283
Unvested restricted awards	34	98	79	141
Warrants issuable to Avaya	—	857	—	857

Weighted -average share used in per share calculation – diluted	88,363	115,725	99,925	115,498

Net income per share – basic	$0.03	$0.04	$0.04	$0.07
Net income per share – diluted	$0.03	$0.04	$0.04	$0.07

The following table sets forth potential shares of common stock that are not included in the diluted net income per share calculation above because to do so would be antidilutive for the periods (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30 2007
Stock options outstanding:
Out-of-the-money options	18,485	19,738	18,278	19,106

Total potential shares of common stock excluded from the computation of earnings per share	18,485	19,738	18,278	19,106

Weighted stock options outstanding with an exercise price higher than the Company’s average stock price for the periods presented (“Out-of-the-money options”) are excluded from the calculation of diluted net income per share since the effect would have been anti-dilutive under the treasury stock method.

7.	Restructuring Liabilities

As of December 28, 2008, restructuring liabilities were $8.1 million and consisted of obligations under excess facility operating leases, net of projected future sublease receipts. During fiscal 2008, 2007, 2006 and 2004, the Company recorded restructuring charges of $0.9 million, $4.0 million, $3.3 million, and $6.5 million, respectively. The charges in fiscal 2008, fiscal 2006 and fiscal 2004 were for excess facilities charges and represented increases to the charges initially recognized during the fourth and third quarter of fiscal 2002, respectively due to changes in original estimates. The commercial real estate market continued to deteriorate in fiscal 2004 through fiscal 2008, and the Company was not able to find suitable tenants to sublease these excess facilities necessitating additional charges due to lower projected sublease receipts. The charges in fiscal 2007 included $1.1 million in the first through third quarters related to headcount reductions in the Company’s sales force in Japan, and $2.9 million in the fourth quarter to reduce headcount across several functional areas, terminate certain redundant contracts, and to exit an excess facility. The Company did not have any restructuring charge in the second quarter of fiscal 2009.

Activity with respect to restructuring liabilities is as follows (in thousands):

Excess Facilities
Balance at June 29, 2008	$9,389
Period charges	—
Period impairments	—
Period payments	(664)

Balance at September 28, 2008	8,725
Period charges	—
Period impairments	—
Period payments	(665)

Restructuring Liabilities at December 28, 2008	8,060
Less current portion	2,847

Restructuring liabilities at December 28, 2008, less current portion	$5,213

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

Information regarding geographic areas is as follows (in thousands):

	Three months ended December 28, 2008		Three months ended December 30, 2007		Six months ended December 28, 2008		Six months ended December 30, 2007
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net Revenues:
North America	$33,445	38.20%	$40,544	43.82%	$69,101	39.02%	$82,114	45.20%
EMEA	42,195	48.20%	35,652	38.53%	83,771	47.31%	66,565	36.70%
APAC	11,908	13.60%	16,334	17.65%	24,202	13.67%	32,813	18.10%

Total net revenues	$87,548	100.00%	$92,530	100.00%	$177,074	100.00%	$181,492	100.00%

Tech Data accounted for 10.2% of the Company’s revenue in the second quarter of fiscal 2009. Ericsson AB and Tech Data accounted for 11.2% and 10.0%, respectively, of the Company’s revenue in the first six months of fiscal 2009. Tech Data accounted for 11.4% and 11.0% of the Company’s revenue in the first three and six months of fiscal 2008, respectively.

Substantially all of the Company’s assets were attributable to North America operations at December 28, 2008 and December 30, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly, our expectations regarding results of operations, our ability to expand our market penetration, our ability to expand our distribution channels, customer acceptance of our products, our ability to meet the expectations of our customers, product demand and revenue, cash flows, product gross profits, our expectations to continue to develop new products and enhance existing products, our expectations regarding the amount of our research and development expenses, our expectations relating to our selling, general and administrative expenses, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expectations concerning the availability of products from suppliers and contract manufacturers, anticipated product costs and sales prices, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding the rationalization of our workforce and facilities, and our expectations regarding materials and inventory management. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Quarterly Report on Form 10-Q for the first quarter of fiscal 2009, our Annual Report on Form 10-K for the fiscal year ended June 29, 2008 and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development of new technology and products; customer response to our new technology and products; the timing of any recovery in the global economy; risks related to pending or future litigation; and a dependency on third parties for certain components and for the manufacturing of our products.

Business Overview

We develop and sell a family of modular and stackable secure network infrastructure equipment and offer related service contracts for extended warranty and maintenance agreements to Enterprise and Carrier customers. Substantially all of our revenue is derived from the sale of our networking equipment and related service contracts. In the second quarter of fiscal 2009, our revenues decreased $5.0 million, gross profit decreased $4.3 million, operating profit decreased $0.6 million and net income decreased $1.6 million as compared to the second quarter of fiscal 2008. In the six months ended December 28, 2008, our revenues decreased $4.4 million, gross profit decreased $2.0 million, operating profit decreased $1.6 million and net income decreased $3.7 million as compared to the six months ended December 30, 2007.

We believe that considering the following key developments will assist investors in understanding our operating results for the three and six months ended December 28, 2008.

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

Convergence of Voice, Video and Data

We have a vision of providing customers with cost effective solutions to build highly available and high performance converged communications infrastructure that can easily accommodate voice, video and data on a seamless wired and wireless network. We believe that demand for availability and performance; the continued acceleration in the convergence of voice, video and data; and the combination of both wired and wireless access are important underlying demand creators in the Enterprise market.

Business Environment

The credit market crisis and other challenges affecting economic conditions in the United States and other parts of the world has and will negatively impact demand for networking solutions long term, including Ethernet equipment, as Enterprises and Carriers decrease expenses, conserve capital and delay or cancel IT infrastructure plans.

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

We continue to take steps to manage our business in the current economic environment. For example, we have reduced our contingent work force, reduced travel and other discretionary spending, reduced salaries for our executive management team for the third quarter of fiscal 2009, scheduled an additional shutdown week in the third quarter of fiscal 2009 and restricted all hiring activities.

Stock Repurchase

We repurchased 28,571,428 shares of our common stock on September 19, 2008 at $3.50 per share. Total cash expenditures were $101.4 million for the shares repurchased, including direct costs associated with the repurchase. Primarily as a result of the share repurchase, our outstanding shares of common stock decreased from 116,867,768 as of August 29, 2008 to 88,483,230 as of December 28, 2008.

Results of Operations

Our operations and financial performance have been affected by the economic factors described above. During the second quarter of fiscal 2009, we experienced the following results:

•	Net revenues of $87.5 million, compared to net revenues of $92.5 million in the second quarter of fiscal 2008.

•	Total gross profit of 56% of net revenues, compared to 57% in the second quarter of fiscal 2008.

•	Operating income of $1.6 million compared to operating income of $2.2 million the second quarter of fiscal 2008.

•	Net income of $2.5 million, compared to net income of $4.1 million in the second quarter of fiscal 2008.

During the six months ended December 28, 2008, we experienced the following results:

•	Net revenues of $177.1 million, compared to net revenues of $181.5 million for the six months ended December 30, 2007.

•	Total gross profit of 57% of net revenues, compared to total gross profit of 56% of net revenues for the six months ended December 30, 2007.

•	Operating income of $2.1 million compared to operating income of $3.7 million for the six months ended December 30, 2007.

•	Net income of $4.1 million, compared to net income of $7.8 million for the six months ended December 30, 2007.

•

Cash flow from operating activities was $17.8 million for the six months ending December 28, 2008. Cash and cash equivalents, short-term investments and marketable securities decreased by $82.2 million in the six months ended December 28, 2008 to $143.5 million, primarily as a result of the repurchase of approximately $100 million of our common stock in the first quarter of 2009, offset by the cash flow from operations for the six months ended December 28, 2008.

Net Revenues

The following table presents net product and service revenues for the three and six months period ended December 28, 2008 and December 30, 2007, respectively (dollars in thousands):

	Three months ended December 28, 2008		Three months ended December 30, 2007		Six months ended December 28, 2008		Six months ended December 30, 2007
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net Revenues:
Product	$72,580	82.90%	$77,427	83.70%	$146,929	82.98%	$151,572	83.50%
Service	14,968	17.10%	15,103	16.30%	30,145	17.02%	29,920	16.50%

Total net revenues	$87,548	100.00%	$92,530	100.00%	$177,074	100.00%	$181,492	100.00%

Net revenues were $87.5 million in the second quarter of fiscal 2009 and $92.5 million in the second quarter of fiscal 2008, representing a decrease of $5.0 million or 5% in the second quarter of fiscal 2009 from the second quarter of fiscal 2008. Net revenues for the first six months of fiscal 2009 were $177.1 million, which is a decrease of $4.4 million or 2% from net revenues of $181.5 million in the first six months of fiscal 2008.

Product revenue was $72.6 million for the second quarter of fiscal 2009 compared to $77.4 million for the second quarter of fiscal 2008, a decline of $4.8 million, or 6%. Product revenue was $146.9 million for the first six months of fiscal 2009 a decrease of $4.6 million or 3%. The decrease in product revenue in the three and six months ended December 28, 2008 compared to the three and six months ended December 30, 2007 was primarily driven by the economic downturn in North America, and execution issues in APAC, partially offset by the growth in EMEA.

Service revenues for the second quarter and first six months of fiscal 2009 were effectively flat from the second quarter and first six months of fiscal 2008. Service revenues decreased in North America and APAC. This decline was due to declines in product sales and accompanying maintenance contracts. Service revenues increased in EMEA by $1.0 million and $2.1 million for the three and six months ended December 28, 2008, respectively, due to increased product sales and accompanying maintenance contracts.

We operate in three regions: North America, which includes the United States, Canada and Central America; EMEA, which includes Europe, Middle East, Africa and South America; and APAC which includes Asia Pacific and Japan. The following table presents the total net revenue geographically for the three and six month period ended December 28, 2008 and December 30, 2007 (dollars in thousands):

	Three months ended December 28, 2008		Three months ended December 30, 2007		Six months ended December 28, 2008		Six months ended December 30, 2007
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net Revenues:
North America	$33,445	38.20%	$40,544	43.82%	$69,101	39.02%	$82,114	45.20%
EMEA	42,195	48.20%	35,652	38.53%	83,771	47.31%	66,565	36.70%
APAC	11,908	13.60%	16,334	17.65%	24,202	13.67%	32,813	18.10%

Total net revenues	$87,548	100.00%	$92,530	100.00%	$177,074	100.00%	$181,492	100.00%

In the second quarter of fiscal 2009, North America revenues were $33.4 million, a decrease of $7.1 million, or 18% from second quarter of fiscal 2008. Product revenues decreased $6.2 million or 20% and service revenue decreased $0.9 million or 9% compared to a year ago quarter. In the first six months of fiscal 2009, North America revenues were $69.1 million which represented a decrease of $13.0 million or 16% from the first six months of fiscal 2008. Product revenues decreased $11.6 million or 19% and service revenue decreased $1.4 million or 7% from the first six months of fiscal 2008. The decrease in the North America revenues compared to the second quarter of fiscal 2008 and the first six months of fiscal 2008 is the result of the slowing of the business due primarily to the economic downturn in the United States.

In the second quarter of fiscal 2009, EMEA revenues were $42.2 million, an increase of $6.5 million, or 18%, from second quarter of fiscal 2008. Product revenue increased $5.5 million or 17% and service revenue increased $1.0 million or 27% compared to a year ago quarter. In the first six months of fiscal 2009, EMEA revenues were $83.8 million which represented an increase of $17.2 million or 26% from the first six months of fiscal 2008. Product revenues increased $15.0 million or 25% and service revenue increased $2.1 million or 31% from the first six months of fiscal 2008. The increase in EMEA revenues compared to the second quarter of fiscal 2008 and the first six months of fiscal 2008 was primarily driven by an increase in service provider sales in Eastern Europe. Service revenue increased as a result of increased maintenance revenue due to increased product sales with accompanying maintenance contracts.

In the second quarter of fiscal 2009, APAC revenues were $11.9 million, a decrease of $4.4 million or 27% from second quarter of fiscal 2008. Product revenues decreased $4.2 million or 29% and service revenue decreased $0.2 million or 14% compared to a year ago quarter. In the first six months of fiscal 2009, APAC revenues were $24.2 million which represented a decrease $8.6 million or 26% from the first six months of fiscal 2008. Product revenues decreased $8.0 million or 28% and service revenue decreased $0.6 million or 15%. We believe the decrease in APAC revenues compared to the second quarter of fiscal 2008 and the first six months of fiscal 2008 was primarily driven by our execution, as opposed to the broader economic climate. We are in the process of building the management team and partner relationships in the region.

The level of sales to any one customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. Tech Data accounted for 10.2% of our revenue in the second quarter of fiscal 2009. Ericsson AB and Tech Data accounted for 11.2% and 10.0%, respectively, of the Company’s revenue in the first six months of fiscal 2009. Tech Data accounted for 11.4% and 11.0% of the Company’s revenue in the first three and six months of fiscal 2008, respectively.

Cost of Revenues and Gross Profit

The following table presents the gross profit on product and service revenues and the gross profit percentage of product and service revenues for the three and six-month periods ended December 28, 2008 and December 30, 2007, respectively (dollars in thousands):

	Three months ended December 28, 2008		Three months ended December 30, 2007		Six months ended December 28, 2008		Six months ended December 30, 2007
	$	Gross Margin %	$	Gross Margin %	$	Gross Margin %	$	Gross Margin %
Gross profit:
Product	$41,169	56.72%	$46,388	60.00%	$85,385	58.11%	$89,276	58.90%
Service	7,522	50.25%	6,592	43.65%	14,738	48.89%	12,799	42.77%

Total gross profit	$48,691	55.62%	$52,980	57.26%	$100,123	56.54%	$102,075	56.24%

Gross profit was $48.7 million in the second quarter of fiscal 2009, a decrease of $4.3 million or 8% as compared to $53.0 million in the second quarter of fiscal 2008.

Cost of product revenue includes costs of raw materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans, and document control. We outsource substantially all of our manufacturing and supply chain management operations and conduct quality assurance, manufacturing engineering and document control at our facility in Santa Clara, California. Accordingly, a significant portion of our cost of product revenue consists of payments to our primary contract manufacturers, Flextronics International, Ltd. located in Guadalajara, Mexico and Alpha Networks, located in Hsinchu, Taiwan.

Product gross profit in the second quarter of fiscal 2009 was $41.2 million, representing a decrease of $5.2 million or 11% from the second quarter of fiscal 2008. As a percentage of revenue, product gross profit decreased three percentage points. The decrease in product gross profit was primarily driven by a decrease in revenue of $4.9 million due to lower product volume, product mix and competitive pricing, an increase in distribution costs of $0.5 million, offset by a decrease in warranty costs of $0.4 million due to improvements in quality and a decrease in our estimated future warranty costs. Product gross profit for the first six months of fiscal 2009 was $85.4 million, a decrease of $3.9 million or 4% from $89.3 million in the first six months of fiscal 2008. The decrease in product gross profit was primarily due to lower product volume, product mix and competitive pricing, offset by lower warranty costs of $0.6 million, a decrease in excess and obsolescence cost of $0.6 million due to improved inventory management and favorable other manufacturing costs of $0.2 million.

Our cost of service revenue consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross profit was $7.5 million in the second quarter of fiscal 2009, an increase of $0.9 million or 14% from $6.6 million in the second quarter of fiscal 2008. The improvement of service gross profit in the second quarter of fiscal 2009 was primarily due to the change in the amortization of our spares inventory of $0.6 million, a decrease in service overhead spending of $0.4 million due to the decrease of our variable compensation expense and spending controls. Service gross profit was $14.7 million for the first six months of fiscal 2009 and increase of $1.9 million or 15% from $12.8 million in the first six months of fiscal 2008. The increase in service gross profit is primarily the result of the reduction in customer specific warranty programs of $0.9 million, the change in the amortization of spares inventory of $0.4 million, a decrease in service overhead spending of $0.3 million due to the decrease of our variable compensation expense and spending controls.

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses increased to $25.8 million for the second quarter of fiscal 2009 from $25.1 million for the second quarter of fiscal 2008, an increase of $0.7 million, or 3%. This increase was primarily due to an increase in general marketing and sales expenses of $1.0 million, an increase of $0.2 million related to the launch of new products, an increase in contract labor of $0.2 million, offset by a decrease in salaries and benefits of $0.5 million due to decrease in our variable compensation expense, and lower sales commissions of $0.2 million. Marketing and sales expenses increased to $51.6 million for the first six months of fiscal 2009 from $49.6 million, an increase of $2.0 million or 4%. The increase was primarily due to an increase in general marketing and sales expenses of $1.2 million, an increase in marketing program expenses of $0.2 million, an increase in salaries and benefits of $0.6 million due to increased headcount, and an increase in recruiting expenses of $0.2 million, offset by a decrease in variable compensation expense of $0.6 million.

Research and Development Expenses

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses decreased to $13.9 million for the second quarter of fiscal 2009 from $17.1 million for the second quarter of fiscal 2008, a decrease of $3.2 million or 19%. The decrease was primarily due to a decrease in salaries and benefits of $2.5 million due to a decrease in our variable compensation expense, a reduction in project spending of $0.4 million, and the completion of the warrant amortization of $0.2 million in fiscal 2009. Research and development expenses decreased to $30.5 million for the first six months of fiscal 2009 from $33.6 million, a decrease of $3.1 million or 9%. The decrease was primarily due to a decrease in salaries and benefits of $1.5 million due to a decrease in our variable compensation expense, completion of warrant amortization of $1.0 million, lower project spending of $0.5 million and a reduction in stock based compensation expense of $0.2 million. We expense all research and development costs as incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, legal fees, professional fees and other general corporate expenses. General and administrative expenses decreased to $7.4 million for the second quarter of fiscal 2009 from $8.6 million for the second quarter of fiscal 2008, a decrease of $1.2 million, or 14%. This decrease was primarily due to a decrease in our variable compensation expense of $0.9 million and a decrease of stock based compensation of $0.2 million. General and administrative expenses increased to $15.8 million for the first six months of fiscal 2009 from $15.1 million for the first six months of fiscal 2008, an increase of $0.7 million or 5%. The increase was primarily due to an increase in professional fees of $1.3 million, an increase in litigation costs of $0.4 million, offset by a reduction in salaries and benefits of $0.3 million primarily due to the decrease in our variable compensation expense, a decrease in bad debt expense of $0.2 million, and a reduction in stock based compensation expense of $0.3 million.

Share-based Compensation Costs

Share-based compensation expense recognized in the financial statements by line item caption is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Cost of product revenue	$56	$118	$16	$227
Cost of service revenue	61	65	93	117
Sales and marketing	328	410	503	801
Research and development	311	398	462	716
General and administrative	228	412	322	568

Total share-based compensation expense	984	1,403	1396	2,429
Share-based compensation cost capitalized in inventory	20	4	(6)	(8)

Total share-based compensation cost	$1,004	$1,407	$1,390	$2,421

In accordance with the Financial Accounting Standards Board (“FASB“) Statement No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the table in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on both the implied volatilities from traded options on our stock and historical volatility on our stock.

For options granted prior to the first quarter of fiscal 2006, and valued (on a pro forma basis) in accordance with FAS 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility on our stock; we used the graded vesting method for expense attribution, and we recognized option forfeitures as they occurred as allowed by FAS 123.

For options granted after the first quarter of fiscal 2006, and valued in accordance with FAS 123R, the expected volatility used to estimate the fair value of the options was based on a combination of the historical volatility on our stock and the implied volatility. We used the straight-line method for expense attribution, estimated forfeitures, and only recognized expense for those shares expected to vest. Our estimated forfeiture rate in the second quarter of fiscal 2009, based on our historical forfeiture experience, is approximately 9%.

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

Interest Income

Interest income was $0.9 million in the second quarter of fiscal 2009 as compared to $2.9 million in the second quarter of fiscal 2008, a decrease of $2.0 million. The decrease was due to decreased funds available for investments and decreased interest rates earned on investments. Cash, cash equivalents and investments were $143.5 million as of December 28, 2008, a decrease of $82.2 million as compared to $225.7 million as of December 30, 2007. The decrease in cash was primarily due to the repurchase of approximately $100 million worth of shares of common stock in the second quarter of fiscal 2009, offset by cash generated from operations of $17.8 for the six months ended December 28, 2008. Average interest yield in the second quarter of fiscal 2009 was 2.7% as compared to 5.3% in the second fiscal quarter of 2008.

Interest Expense

Interest expense in the second quarter of fiscal 2009 and second quarter of fiscal 2008 was immaterial and was primarily related to interest amortization of technology agreements.

Other Income / (Expense), Net

Other income (expense) net, was income of $0.8 million in the second fiscal quarter of 2009 as compared to expense of $0.2 million in the second fiscal quarter of 2008, an increase in income of $1.0 million. The increase of income in other income (expense), net was due to increased foreign exchange gain as a result of the strengthening dollar against other currencies. Foreign exchange gain was $0.8 million in the second fiscal quarter of 2009 as compared to a loss of $0.3 million in the second fiscal quarter of 2008.

Other income (expense), net also includes an unrealized loss of $6.8 million resulting from the transfer of our ARS from available-for-sale to trading securities in accordance with SFAS 115 offset by $6.8 million gain in fair value of the Put Option related to our acceptance of the UBS Rights offer to repurchase our ARS. See further discussions below under Capital Resources and Financial Condition.

Provision for Income Taxes

We recorded income tax provisions of $0.7 million and $0.6 million for the second quarter of fiscal 2009 and the second quarter of fiscal 2008, respectively. The income tax provisions for the three months ended December 28, 2008 and December 30, 2007 consisted of U.S. alternative minimum tax, taxes on foreign income and U.S. state income taxes. The income tax provisions for both quarters were calculated based on the results of operations for the three month periods ended December 28, 2008 and December 30, 2007, and may not reflect the annual effective rate. Since we have net operating loss carryforwards to offset U.S. taxable income, we are not using an annual effective tax rate to apply to the taxable income for the quarter.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 29, 2008. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates, except as described below, during the three-month period ended December 28, 2008 compared to those discussed in our Annual Report on Form 10-K for the year ended June 29, 2008.

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

During the first quarter of fiscal 2009, we concluded that software had become more-than-incidental to the product shipped. Effective beginning the first quarter of fiscal 2009, we adopted SOP 97-2 for products shipped during the quarter containing software that is more-than-incidental. Such shipments grew during the second quarter of fiscal 2009 to represent of a majority of our shipped products. For arrangements with multiple software elements, we allocate revenue to each element of the arrangement using the residual method based on vendor specific objective evidence of fair value of the undelivered elements. We determine vendor specific objective evidence of fair value based on the price charged when the item is sold separately. The adoption of SOP 97-2 did not have a significant impact on our results of operations for the first or second quarter of fiscal 2009.

We apply the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition”, and Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” to the sales of products and services for which software is incidental to our equipment. When sales arrangements contain multiple deliverables, such as hardware, service contracts and other services, we determine whether the deliverables represent separate units of accounting and then allocate revenue to the delivered elements using the residual method.

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

We provide an allowance for sales returns based on our historical returns, analysis of credit memo data and our return policies. The allowance for sales returns was $1.4 million and $1.2 million as of December 28, 2008 and June 29, 2008, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. The provision for returns is charged to net revenues in the accompanying consolidated statements of operations, and was $0.1 million and $0.3 million in the second quarter of fiscal 2009 and the second quarter of fiscal 2008, respectively. If the historical data that we use to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenues. We estimate and adjust this allowance at each balance sheet date.

Recently Issued Accounting Standards

On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP 157-3”) that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial assets is not active. FSP 157-3 is applicable to the valuation of auction-rate securities held by us for which there was no active market as of December 28, 2008. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued. The adoption of FSP 157-3 during the three month period ended September 28, 2008 did not have a material impact on the our consolidated results of operations or financial condition.

Effective June 30, 2008, we adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 are optional and adoption began for fiscal years beginning after November 15, 2007. We adopted the fair value option as it relates to the Put Option under this Statement and the adoption did not have a material impact on our consolidated results of operations or financial condition.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS No. 162 was effective during the first quarter of fiscal 2009. The adoption of SFAS No. 162 did not have an impact on our consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to us for business combinations for which the acquisition date is on or after fiscal 2010. We are currently evaluating the impact on the adoption of SFAS 141R on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 clarifies the classification in a company’s consolidated balance sheet and the accounting for and disclosure of transactions between the company and holders of non-controlling interests. SFAS 160 is effective for us on January 1, 2009. Early adoption is not permitted. We do not expect the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

The following summarizes information regarding our cash, investments, and working capital (in thousands):

	As of
	December 28, 2008	June 29, 2008
Cash, cash equivalents, short-term investments and marketable securities	$143,519	$225,672
Working capital	($1,409)	$80,096

The decrease in cash, investments and working capital is primarily due to the use of $101.4 million to repurchase 28,571,428 shares of common stock. Refer to further discussions below under Key Components of Cash Flows and Liquidity.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Six months ended
	December 28, 2008	December 30, 2007
Net cash provided by operating activities	$17,808	$9,271
Net cash (used in) provided by investing activities	$45,889	$(37,535)
Net cash provided by (used in) financing activities	$(99,749)	$2,733

Net decrease in cash and cash equivalents	$(36,052)	$(25,531)

Cash and cash equivalents, short-term investments and marketable securities decreased to $143.5 million at December 28, 2008 from $225.7 million at June 29, 2008, a decrease of $82.2 million. This decrease was primarily due to the use of $101.4 million to repurchase approximately 28,571,428 shares of common stock, offset by cash flow generated from operations of $17.8 million and cash from stock option exercises and employee stock purchases of $1.6 million.

Cash flow provided by operating activities was $17.8 million in the first six months of fiscal 2009. Net income was $4.1 million and included significant non-cash charges including depreciation of $2.7 million, $1.4 million in share-based compensation expense and $0.9 million in the provision for excess and obsolete inventory. Accounts receivable, net, decreased to $44.3 million at December 28, 2008 from $64.4 million at June 28, 2008. Days sales outstanding in receivables was 46 days at December 28, 2008 and 59 days at June 28, 2008. Accounts payable increased $10.8 million due to increased inventory purchases at quarter end. Net inventory levels increased to $22.3 million at December 28, 2008 from $13.9 million at June 28, 2008. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence because of declining demand, rapidly changing technology and customer requirements. Deferred revenue, net, which consists of product and service revenue deferrals, slightly increased to $40.5 million at December 28, 2008 from $40.3 million at June 28, 2008. The $0.2 million increase was due to a $0.8 million increase in product revenue deferrals resulting from issues with collectability and future deliverables, offset by a $0.6 million decrease in deferred service contract revenue. Deferred revenue, net of cost of sales to distributors, increased $1.1 million from $14.1 million at June 29, 2008 to $15.2 million at December 28, 2008. The increase was primarily due to increased inventory at one distributor in the U.S. We do not expect cash flow from operations to be at the same level in future periods.

Cash flow provided by investing activities was $45.9 million. Capital expenditures were $3.3 million and purchases of investments were $25.2 million, offset by proceeds from maturities of investments and marketable securities of $28.2 million and sales of investments and marketable securities of $46.2 million.

Cash used in financing activities was $99.7 million. Cash used to repurchase common stock, including expenses, was $101.4 million, offset by proceeds from issuance of common stock of $1.6 million.

We repurchased 28,571,428 shares of our common stock on September 19, 2008 at $3.50 per share. Total cash expenditures were $101.4 million for the shares repurchased, including direct costs associated with the repurchase. Primarily as a result of the share repurchase, our outstanding shares of common stock decreased from 116,867,768 as of August 29, 2008 to 88,483,230 as of December 28, 2008.

We have a revolving line of credit for $10.0 million with a major lending institution which was renewed on January 22, 2009, and is contractually available to us until January 22, 2010. Borrowings under this line of credit bear interest at the bank’s prime rate. As of December 28, 2008, there were no outstanding borrowings under this facility. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of December 28, 2008, we had letters of credit totaling $0.1 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of December 28, 2008.

In October 2008, we entered into a secured line of credit with UBS, collateralized by our ARS held by UBS. The maximum amount of credit available under this line of credit is $28.8 million. There are currently no outstanding borrowings under this line of credit. On November 7, 2008 we accepted the UBS Rights Offer and hence the terms of the “no net cost” loan program apply to this line of credit. Under this program, the interest rate on this secured credit facility will be equivalent to the interest rate earned by us on the ARS at UBS, resulting in no net interest cost to us.

Contractual Obligations

The following summarizes our contractual obligations at December 28, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than Five Years
Contractual Obligations:
Non-cancelable inventory purchase commitments	$35,744	$35,744	$—	$—	$—
Non-cancelable operating lease obligations	19,204	6,108	9,295	2,941	860
Other non-cancelable purchase commitments	6,353	4,369	1,984	—	—

Total contractual cash obligations	$61,301	$46,221	$11,279	$2,941	$860

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitment was $35.7 million as of December 28, 2008, an increase of $7.2 million from $28.5 as of June 29, 2008. The increase was primarily related to the procurement of inventory for our new product line which will be released in the future in fiscal 2009.

We did not have material commitments for capital expenditures as of December 28, 2008. Other non-cancelable purchase commitments represent OEM and technology agreements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 28, 2008.

Capital Resources and Financial Condition

As of December 28, 2008, in addition to $34.3 million in cash and cash equivalents, we had $11.2 million invested in short-term and $98.0 million invested in long-term marketable investments for a total cash and cash equivalents, short-term investments and marketable securities of $143.5 million.

ARS are investments with contractual maturities generally between 0 and 40 years. Examples of the underlying collateral for such securities include municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations with interest rates resetting every 7 to 49 days through an auction process. At the end of each reset period, investors may sell or continue to hold the securities at par. As of December 28, 2008, we held $40.8 million principal amount in ARS, with contractual maturities from 25 to 40 years. All of these ARS are all backed by student loans, are over-collateralized, and on an aggregate basis 94%, are guaranteed by the U.S. Department of Education. In addition, all ARS held by us are rated by one or more of the major independent rating agencies as either AAA or Aaa.

Historically, our ARS were highly liquid, using a Dutch auction process that reset the applicable interest rate at predetermined intervals, typically every 7 to 28 days, which in turn provided liquidity at par value. However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008 when sell orders exceeded buy orders. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receives interest on our ARS at contractually set rates.

As of December 28, 2008, there continues to be no auction market for our ARS. In the absence of a liquid market to value these securities, we have used a discounted cash flow model to estimate the fair value of our investments in ARS as of December 28, 2008. The valuation model is based on the following key assumptions:

•	5 years to liquidity;

•	continued receipt of contractual interest; and

•	discount rates ranging from 6.0% to 8.0%, which incorporate a spread for both credit and liquidity risk.

Based on the discounted cash flow model described above, we determined that, at December 28, 2008, the fair value of the ARS was $34.0 million, which was 83% ($6.8 million unrealized loss) of the principal value of $40.8 million. This represented a decrease in the valuation of the ARS from 94% ($2.5 million unrealized loss) of principal value as of June 28, 2008. The market conditions related to the availability of liquidity and credit continued to worsen in the second quarter of fiscal 2009 from the fourth quarter of fiscal 2008, thereby increasing the discount rates in the valuation model. The increase in discount rate decreased the valuation of the ARS from 94% to 83% of their stated par value as of June 29, 2008 as compared to December 28, 2008, respectively.

On November 7, 2008, we accepted an offer (the “UBS Rights Offer”) from UBS AG (“UBS”), providing us with rights related to our ARS (the “Rights”). The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. We expect to sell our ARS under the Rights. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.

The Rights represent a firm agreement in accordance with SFAS 133, which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the Rights results in the creation of an asset akin to a Put Option (we has the right to “put” the ARS back to UBS at some specified date for a payment equal to the par value of the ARS). The Put Option is a free standing asset separate from the ARS.

We have used a discounted cash flow model to estimate the fair value of the ARS with the Put Option as of December 28, 2008. The valuation model is based on the following key assumptions:

•	1.5 years to recover par value from UBS;

•	continued receipt of contractual interest;

•	discount rates ranging from 6.0% to 8.0%, which incorporate a spread for both credit and liquidity risk for cashflows related to contractual interest; and

•	discount rate equal to the risk-free rate plus a premium associated with the risk for a default by UBS on the UBS Rights Offer.

Based on the discounted cash flow model described above, we determined the fair value of the Put Option was $6.8 million. We recorded the fair value of the Put Option with the corresponding credit in the condensed consolidated statements of income for the period ended December 28, 2008. The Put Option does not meet the definition of a derivative instrument under SFAS 133 because the terms of the Put Option do not provide for net settlement, i.e., we must tender the ARS to receive the settlement and the ARS are not readily convertible to cash. Therefore, we have elected to measure the Put Option at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. As a result unrealized gains and losses will be included in earnings in future periods. We expect that future changes in the fair value of the Put Option will approximate fair value movements in the related ARS.

Prior to accepting the UBS Rights Offer, we recorded $3.5 million of unrealized losses on our ARS, net of a tax benefit, in accumulated other comprehensive income in the shareholders’ equity section of our balance sheets. In connection with our acceptance of the UBS Rights Offer in November 2008, we transferred our ARS from investments available-for-sale to trading securities in accordance with SFAS 115. Upon transfer to trading securities, we immediately transferred $3.5 million of unrealized losses previously recorded in other comprehensive income to other income (expense) and recognized an additional loss of $3.3 million in other income (expense) in the condensed consolidated statements of income for period ended December 28, 2008.

The transfer to trading securities reflects our intent to exercise the Put Option during the period June 30, 2010 to July 3, 2012. Prior to our agreement with UBS, our intent was to hold the ARS until the market recovered. Accordingly, we continue to classify the ARS under long term assets in our Consolidated Balance Sheet for the period ended December 28, 2008.

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

We hold a variety of interest bearing ARS that represent investments in pools of student loans. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. On November 7, 2008, we accepted the UBS Rights Offer from UBS, providing us with rights related to our ARS. The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. We expect to sell our ARS under the Rights. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. As of December 28, 2008, we continue to classify our entire balance of ARS in long-term marketable securities in our consolidated balance sheet because of our inability to determine when our investments in ARS would settle.

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

The following table presents the amounts of our cash equivalents, short-term investments, marketable securities and long-term debt that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 28, 2008. This table does not include money market funds because those funds are generally not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
Included in cash and cash equivalents	$2,182			$2,182	$2,182
Weighted average interest rate	0.90%
Included in short-term investments	—	$11,188		$11,188	$11,188
Weighted average interest rate	0.00%	4.27%
Included in marketable securities			$98,013	$98,013	$98,013
Weighted average interest rate			2.74%

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

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). At December 28, 2008, these forward foreign currency contracts had a notional principal amount and fair value of $5.6 million. These contracts have maturities of less than 60 days.

Additionally, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS 133. At December 28, 2008, we held foreign currency forward contracts with a notional principal amount and fair value of $9.5 million. These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction gains and losses from operations, including the impact of hedging, were a gain of $1.4 million in the second quarter of fiscal 2009 and loss of $0.4 million in the second quarter of fiscal 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 as amended, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding litigation matters that we deem significant, refer to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended June 29, 2008 and Note 3 to our Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended September 28, 2008 and this Report which are incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2008 and Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Extreme Networks held its annual meeting of stockholders on December 4, 2008 to:

•

Elect three Class I directors, Gordon L. Stitt, Mark A. Canepa and Kenneth Levy, to hold office for a three-year term and until their successors are elected and qualified or until their earlier resignation or removal; and

•	Ratify the appointment of Ernst & Young LLP, independent registered public accounting firm, as our independent auditors for the fiscal year ending June 28, 2009.

At the annual meeting of stockholders on December 4, 2008, the director nominees were elected by the following number of votes:

	For	Votes Withheld
Gordon L. Stitt	74,199,341	4,170,146
Mark A. Canepa	74,200,521	4,168,966
Kenneth Levy	63,414,141	14,955,346

The terms of Messrs. Stitt, Canepa and Levy will expire at the 2011 annual meeting of stockholders. The following directors’ terms of office continue as follows:

•	The terms of the Class II directors, Bob L. Corey and Harry Silverglide, expire at the 2009 annual meeting; and

•	The terms of the Class III directors, Charles Carinalli and John C. Shoemaker, expire at the 2010 annual meeting.

At the annual meeting of stockholders on December 6, 2007, the stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal year ending June 28, 2009 by the following number of votes: 76,804,616 for; 1,523,402 against; 41,468 abstaining; 0 withheld; and 0 broker non-votes.

Item 5.	Other Information – None

Item 6.	Exhibits

(a)	Exhibits:

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC. (Registrant)

/S/ KAREN ROGGE
KAREN ROGGE
Senior Vice President and Chief Financial Officer

February 5, 2009