Form 10-Q
period 2009-03-29
EXTREME NETWORKS INC
filed 2009-05-06
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

April 30, 2009 was 88,795,565.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 29, 2009

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 29, 2009	June 29, 2008
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$38,595	$70,370
Short-term investments	4,510	42,922
Accounts receivable, net	43,588	64,417
Inventories, net	22,752	13,942
Deferred income taxes	289	254
Prepaid expenses and other current assets, net	4,823	4,654

Total current assets	114,557	196,559
Property and equipment, net	43,204	43,348
Marketable securities	77,708	112,380
Other assets, net	13,388	13,474

Total assets	$248,857	$365,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,414	$16,921
Accrued compensation and benefits	11,633	18,956
Restructuring liabilities	4,459	2,612
Accrued warranty	3,193	4,824
Deferred revenue, net	32,171	31,284
Deferred revenue, net of cost of sales to distributors	12,445	14,138
Other accrued liabilities	18,254	27,728

Total current liabilities	97,569	116,463
Restructuring liabilities, less current portion	4,329	6,777
Deferred revenue, less current portion	7,604	9,006
Deferred income taxes	562	403
Other long-term liabilities	693	1,058
Commitments and contingencies (Note 3)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 128,261,067 issued at March 29, 2009 (127,358,570 June 29, 2008) and capital in excess of par value	128	127
Treasury stock, 39,625,305 shares at March 29, 2009 (11,053,877 June 29, 2008)	(149,665)	(48,303)
Additional paid-in-capital	947,644	943,156
Accumulated other comprehensive income (loss)	264	(723)
Accumulated deficit	(660,271)	(662,203)

Total stockholders’ equity	138,100	232,054

Total liabilities and stockholders’ equity	$248,857	$365,761

(1)	The information in this column is derived from the Company’s consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2008.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Net revenues:
Product	$62,017	$67,388	$208,946	$218,960
Service	15,185	14,642	45,330	44,562

Total net revenues	77,202	82,030	254,276	263,522

Cost of revenues:
Product	26,142	27,126	87,686	89,421
Service	6,642	7,801	22,049	24,923

Total cost of revenues	32,784	34,927	109,735	114,344

Gross profit:
Product	35,875	40,262	121,260	129,539
Service	8,543	6,841	23,281	19,639

Total gross profit	44,418	47,103	144,541	149,178

Operating expenses:
Sales and marketing	24,293	25,232	75,926	74,820
Research and development	13,928	15,579	44,457	49,223
General and administrative	6,967	8,610	22,818	23,725
Restructuring charge, net of reversal	2,092	—	2,092	—

Total operating expenses	47,280	49,421	145,293	147,768

Operating (loss) income	(2,862)	(2,318)	(752)	1,410
Interest income	672	2,693	2,965	8,326
Interest expense	(23)	(28)	(92)	(69)
Other income / (expense), net	411	(152)	1,727	(643)

(Loss) income before income taxes	(1,802)	195	3,848	9,024
Provision for income taxes	371	355	1,917	1,415

Net (loss) income	$(2,173)	$(160)	$1,931	$7,609

Basic and diluted net (loss) income per share:
Net (loss) income per share - basic	$(0.02)	$(0.00)	$0.02	$0.07
Net (loss) income per share - diluted	$(0.02)	$(0.00)	$0.02	$0.07
Shares used in per share calculation - basic	88,553	115,629	96,066	114,688
Shares used in per share calculation - diluted	88,553	115,629	96,139	115,685

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	March 29, 2009	March 30, 2008
Cash flows from operating activities:
Net income	$1,931	$7,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,200	5,616
Gain on value of option to put securities	(4,616)	—
Mark to market, trading loss	4,616	—
Provision for doubtful accounts	(232)	207
Provision for excess and obsolete inventory	838	2,111
Deferred income taxes	124	420
Amortization of warrant	—	1,349
Gain (loss) on retirement of assets	94	(7)
Stock-based compensation	2,630	3,732
Restructuring charge, net of reversal	2,092	—
Changes in operating assets and liabilities, net
Accounts receivable	21,060	(2,477)
Inventories	(9,651)	5,114
Prepaid expenses and other assets	(83)	3,274
Accounts payable	(1,506)	(9,508)
Accrued compensation and benefits	(7,323)	3,233
Restructuring liabilities	(2,693)	(4,826)
Accrued warranty	(1,630)	(2,130)
Deferred revenue, net	(515)	(22,836)
Deferred revenue, net of cost of sales to distributors	(1,693)	23,546
Other accrued liabilities	(11,642)	596

Net cash (used in) provided by operating activities	(3,999)	15,023

Cash flows provided by (used in) investing activities:
Capital expenditures	(4,150)	(4,032)
Purchases of investments	(33,645)	(250,504)
Proceeds from maturities of investments and marketable securities	28,164	93,625
Proceeds from sales of investments and marketable securities	81,354	142,944

Net cash provided by (used in) investing activities	71,723	(17,967)

Cash flows (used in) provided by financing activities:
Proceeds from issuance of common stock	1,864	3,248
Proceeds from exercise of warrants	—	9
Repurchase of common stock, including expenses	(101,363)	—

Net cash (used in) provided by financing activities	(99,499)	3,257

Net decrease in cash and cash equivalents	(31,775)	313

Cash and cash equivalents at beginning of period	70,370	71,573
Cash and cash equivalents at end of period	$38,595	$71,886

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at March 29, 2009. The results of operations for the third quarter of fiscal 2009 are not necessarily indicative of the results that may be expected for fiscal 2009 or any future periods.

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

Investments include available-for-sale investment-grade debt securities and trading securities that the Company carries at fair value. The Company accumulates unrealized gains and losses on the Company’s available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of its balance sheets. Such an unrealized gain or loss does not reduce net income for the applicable accounting period. The Company records unrealized and realized gains and losses on the Company’s trading securities, net of tax, in other income (expense), net, in its statements of operations.

Prior to the fiscal second quarter of 2009, the Company classified Auction Rate Securities (“ARS”) as non-current investments available-for-sale. Beginning in the fiscal second quarter of 2009, the Company classified ARS as trading securities and as non-current investments.

ARS are investments with contractual maturities generally between 0 and 40 years. Examples of the underlying collateral for these securities include municipal bonds, preferred stock, and a pool of student loans or collateralized debt obligations with interest rates resetting every 7 to 49 days through an auction process. At the end of each reset period, investors may sell or continue to hold the securities at par. As of March 29, 2009, the Company held $40.8 million principal amount in ARS, with contractual maturities from 25 to 40 years. All of these ARS are backed by student loans, are over-collateralized, and on an aggregate basis, 93% are guaranteed by the U.S. Department of Education. In addition, all ARS held by the Company are rated as either AA or AAA.

Historically, the Company’s ARS were highly liquid, using a Dutch auction process that reset the applicable interest rate at predetermined intervals, typically every 7 to 28 days, which in turn provided liquidity at par value. However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of the Company’s ARS failed beginning in February 2008 when sell orders exceeded buy orders. The failures of these auctions do not affect the value of the collateral underlying the ARS, and the Company continues to earn and receive interest on the Company’s ARS at contractually set rates.

As of March 29, 2009, there continues to be no auction market for the Company’s ARS. In the absence of a liquid market to value these securities, the Company has used a discounted cash flow model to estimate the fair value of its investments in ARS as of March 29, 2009. The valuation model is based on the following key assumptions:

•	17 years to liquidity based on weighted average expected life of a security and its underlying collateral;

•	continued receipt of contractual interest; and

•	discount rates ranging from 4.0% to 6.0%, which incorporate a spread for both credit and liquidity risk.

Based on the discounted cash flow model described above, the Company determined that, at March 29, 2009, the fair value of the ARS was $36.2 million, which was 89% ($4.6 million unrealized loss) of the principal value of $40.8 million. This represented a decrease in the valuation of the ARS from 94% ($2.5 million unrealized loss) of principal value as of June 28, 2008. The market conditions related to the availability of liquidity and credit continued to worsen in the third quarter of fiscal 2009 from the fourth quarter of fiscal 2008, thereby increasing the discount rates in the valuation model. Accordingly, the increase in discount rate decreased the valuation of the ARS from 94% to 89% of their stated par value as of June 29, 2008 as compared to March 29, 2009, respectively.

On November 7, 2008, the Company accepted an offer (the “UBS Rights Offer”) from UBS AG (“UBS”), providing the Company with rights related to its ARS (the “Rights”). The Rights permit the Company to require UBS to purchase its ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell the Company’s ARS at any time until July 2, 2012, so long as the Company receives payment at par value upon any sale or disposition. The Company expects to sell its ARS under the Rights back to UBS during the period starting in 2010. However, if the Rights are not exercised before July 2, 2012, they will expire and UBS will have no further rights or obligation to buy the Company’s ARS. As long as the Company holds its ARS, they will continue to accrue interest under the terms of the ARS.

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

In October 2008, the Company entered into a secured line of credit collateralized by the Company’s ARS held by UBS. The maximum amount available under this line of credit is $28.8 million. The Company has used a discounted cash flow model to estimate the fair value of the Put Option as of March 29, 2009, assuming that the Company would borrow the entire amount available under this line of credit, therefore the remaining exposure for the Company is the $12.0 million not collateralized by the line of credit. This resulted in an increase in fair value of the Put Option because the risk of counterparty non-performance diminishes. The valuation model is based on the following key assumptions:

•	1.25 years to recover par value from UBS;

•	continued receipt of contractual interest;

•	discount rates ranging from 4.0% to 6.0%, which incorporate a spread for both credit and liquidity risk for cashflows related to contractual interest; and

•	discount rate equal to the risk-free rate plus a premium associated with the risk for a default by UBS on the UBS Rights Offer.

Using the discounted cash flow model described above, the Company determined the fair value of the Put Option was $4.6 million. The Company recorded the fair value of the Put Option with the corresponding credit in other income (expense) in the condensed consolidated statements of operations for the period ended March 29, 2009. The Put Option does not meet the definition of a derivative instrument under SFAS 133 because the terms of the Put Option do not provide for net settlement, i.e., the Company must tender the ARS to receive the settlement and the ARS are not readily convertible to cash. Therefore, the Company has elected to measure the Put Option at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. As a result, unrealized gains and losses are included in earnings in the current and future periods. The Company expects that future changes in the fair value of the Put Option will approximate fair value movements in the related ARS.

Prior to accepting the UBS Rights Offer, the Company recorded $3.5 million of unrealized losses on its ARS, net of a tax benefit, in accumulated other comprehensive income in the shareholders’ equity section of the Company’s balance sheets. In connection with the Company’s acceptance of the UBS Rights Offer in November 2008, the Company transferred its ARS from investments available-for-sale to trading securities in accordance with SFAS 115. Upon transfer to trading securities, the Company immediately transferred $3.5 million of unrealized losses previously recorded in accumulated other comprehensive income in the consolidated balance sheet to other income (expense). The Company recognized a loss of $3.3 million and a gain of $2.2 million in the second and third quarters of fiscal 2009, respectively, in other income (expense) in the condensed consolidated statements of operations.

The transfer to trading securities reflects management’s intent to exercise its Put Option during the period June 30, 2010 to July 3, 2012. Prior to the Company’s agreement with UBS, the Company’s intent was to hold the ARS until the market recovered. Accordingly, the Company continues to classify the ARS under long term assets in the Company’s Consolidated Balance Sheet for the period ended March 29, 2009.

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

The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 29, 2009:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Commercial paper	$—	$—	$—	$—
Federal agency notes		16,659		16,659
Money market funds	35,410			35,410
Corporate notes/bonds		24,676		24,676
Auction rate securities			36,266	36,266
Put Option			4,616	4,616
Derivative instruments:
Foreign currency forward contracts		684		684

Total	$35,410	$42,019	$40,882	$118,311

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets as of March 29, 2009 (in thousands):

Auction Rate Securities
Amortized Cost as of June 29, 2008	$40,836
Unrealized loss	(2,517)

Balance as of June 29, 2008	$38,319
Change in interest accrued	27
Purchases	—
Change in unrealized loss	(1,030)

Balance as of September 28, 2008	$37,316
Change in interest accrued	(4)
Purchases	—
Change in unrealized loss	(3,231)

Balance as of December 28, 2008	$34,081
Change in interest accrued	21
Purchases	—
Change in unrealized gain	2,164

Balance as of March 29, 2009	$36,266

During the quarter ended December 28, 2008, the Company designated these securities as trading securities. Accordingly, the cumulative unrealized loss of $3.5 million as of the end of first quarter of fiscal 2009 was reclassified and recorded in the Statement of Operations during the second quarter of fiscal 2009. The Company recognized a loss of $3.3 million and a gain of $2.2 million in the second and third quarters of fiscal 2009, respectively, in other income (expense) in the condensed consolidated statements of operations.

Revenue Recognition

Historically, the Company’s products have been hardware-focused and the Company has recognized revenue in accordance with the principles of SAB 104 and EITF 00-21. The Company has been monitoring a variety of factors with respect to its product evolution, including whether the software component of its products is becoming more-than-incidental to the hardware product. As noted in the Company’s Annual Report in Form 10-K for the year ended June 29, 2008, the Company anticipated a transition to the American Institute of Certified Public Accountants Statement of Position 97-2 “Software Revenue Recognition“ (“SOP 97-2”) and related interpretations with respect to the sale of products with a significant software component.

During the first quarter of fiscal 2009, the Company concluded that software had become more-than-incidental to the product shipped. Effective beginning the first quarter of fiscal 2009, the Company adopted SOP 97-2 for products shipped during the quarter containing software that is more-than-incidental. Such shipments grew during the second quarter of fiscal 2009 to represent of a majority of the Company’s shipped products. For arrangements with multiple software elements, the Company allocates revenue to each element of the arrangement using the residual method based on vendor specific objective evidence of fair value of the undelivered elements. The Company determines vendor specific objective evidence of fair value based on the price charged when the item is sold separately. The adoption of SOP 97-2 did not have a significant impact on our results of operations for the first three quarters of fiscal 2009.

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

The Company provides an allowance for sales returns based on its historical returns, analysis of credit memo data and its return policies. The allowance for sales returns was $1.1 million and $1.2 million as of March 29, 2009 and June 29, 2008, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. The provision for returns is charged to net revenues in the accompanying consolidated statements of operations, and was $0 and $0.3 million in the third quarter of fiscal 2009 and the third quarter of fiscal 2008, respectively. If the historical data that we use to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenues. The Company estimates and adjusts this allowance at each balance sheet date.

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

Inventories, which are net of write-downs for excess and obsolete inventory (which the Company determines primarily based on future demand forecasts) of $3.4 million and $3.2 million at March 29, 2009 and June 29, 2008, respectively, consist of (in thousands):

	March 29, 2009	June 29, 2008
Raw materials	$33	$59
Finished goods	22,719	13,883

Total	$22,752	$13,942

Deferred Revenue, Net

Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenues where the revenue recognition criteria have not been met related to sales by the Company to its resellers or directly to its end-customers. Product revenue includes shipments to end-users and value-add resellers. The following table summarizes deferred revenue, net at March 29, 2009 and June 29, 2008, respectively (in thousands):

	March 29, 2009	June 29, 2008
Deferred services	$38,153	$39,522
Deferred product
Deferred revenue	2,612	1,249
Deferred cost of sales	(990)	(481)

Deferred product revenue, net	1,622	768
Balance at end of period	39,775	40,290
Less: current portion	32,171	31,284

Non-current deferred revenue, net	$7,604	$9,006

The Company offers renewable support arrangements, including extended warranty contracts, to its customers that range generally from one to five years. Deferred support revenue is included within deferred revenue, net within the Services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Balance beginning of period	$37,931	$39,472	$38,778	$40,787
New support arrangements	13,496	11,950	40,969	37,845
Recognition of support revenue	(13,709)	(13,157)	(42,029)	(40,367)

Balance end of period	37,718	38,265	37,718	38,265
Less current portion	30,114	28,800	30,114	28,800

Non-current deferred revenue	$7,604	$9,465	$7,604	$9,465

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

The following table summarizes deferred revenue, net of cost of sales to distributors at March 29, 2009 and June 29, 2008, respectively (in thousands):

	March 29, 2009	June 29, 2008
Deferred revenue	$16,908	$19,232
Deferred cost of Sales	(4,463)	(5,094)

Total deferred revenue, net of cost of sales to distributors	$12,445	$14,138

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

The Company has determined that the requirements of FIN 45 apply to the Company’s standard product warranty liability. The following table summarizes the activity related to the Company’s product warranty liability during the first nine months of fiscal 2009 and fiscal 2008, respectively (in thousands):

	Nine months ended
	March 29, 2009	March 30, 2008
Balance beginning of period	$4,824	$7,182
New warranties issued	5,486	4,290
Warranty expenditures	(5,027)	(5,004)
Change in estimates	(2,090)	(1,415)

Balance end of period	$3,193	$5,053

The Company’s standard hardware warranty period is typically 12 months from the date of shipment to end-users. For certain access products, the Company offers a lifetime hardware warranty commencing on the date of shipment from the Company and ending five (5) years following the Company’s announcement of the end of sale of such product. Upon shipment of products to the Company’s customers, the Company estimates expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability in cost of product revenue for this amount. The determination of the Company’s warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. The Company estimates and adjusts these accruals at each balance sheet date in accordance with changes in these factors. For the nine months ended March 29, 2009, the Company recorded $2.1 million for a change in estimates in warranty reserve resulting from reduction in actual returns and associated warranty cost.

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

Recently Issued Accounting Standards

On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP 157-3”) that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial assets is not active. FSP 157-3 is applicable to the valuation of auction-rate securities held by the Company for which there was no active market as of March 29, 2009. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued. The adoption of FSP 157-3 during the nine month period ended March 29, 2009 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact that the adoption of FSP No. 157-4 may have on its consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides operational guidance for determining other-than-temporary impairments (“OTTI”) for debt securities. FSP No. 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact that the adoption of FSP No. 115-2 and 124-2 may have on its consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107 extends the disclosure requirements of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (“Statement 107”), to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, Interim Financial Reporting. Statement 107 requires disclosures of the fair value of all financial instruments (recognized or unrecognized), except for those specifically listed in paragraph 8 of Statement 107, when practicable to do so. These fair value disclosures must be presented together with the carrying amount of the financial instruments in a manner that clearly distinguishes between assets and liabilities and indicates how the carrying amounts relate to amounts reported on the balance sheet. An entity must also disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107 is effective for interim reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that the adoption of FSP FAS 107 may have on its consolidated results of operations and financial condition.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS No. 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS No. 162 was effective during the first quarter of fiscal 2009. The adoption of SFAS No. 162 did not have an impact on the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to the Company for business combinations for which the acquisition date is on or after June 29, 2009. The Company is currently evaluating the impact that the adoption of SFAS 141R may have on its consolidated results of operations and financial condition.

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

A summary of stock option activity under the Plans for the three months ended March 29, 2009 is presented as follows:

	Number of Shares (000’s)	Weighted Average Exercise Price Per Share
Balance at June 29, 2008 (10,459 options exerciseable at a weighted-average exercise price of $5.87 per share)	18,969	$5.05
Options exercised	(394)	$2.84
Options canceled/expired	(1,237)	$5.22
Balance at September 28, 2008 (10,322 options exerciseable at a weighted-average exercise price of $5.82 per share)	17,338	$5.09
Options granted	2,449	$2.04
Options canceled/expired	(789)	$4.61
Balance at December 28, 2008 (10,580 options exerciseable at a weighted-average exercise price of $5.72 per share)	18,998	$4.72
Options granted	247	$1.77
Options canceled/expired	(879)	$4.27
Balance at March 29, 2009 (10,982 options exerciseable at a weighted-average exercise price of $5.60 per share)	18,366	$4.70

The weighted-average grant-date per share fair value of options granted in the third quarter of fiscal 2009 and 2008 were $0.53 and $0.94, respectively.

Employee Stock Purchase Plan (ESPP)

Under the Company’s 1999 Employee Stock Purchase Plan, employees purchased 174,838 shares for $0.3 million with a weighted-average estimated per share fair value of $0.63 during the third quarter of fiscal 2009. Employees purchased 161,900 shares for $0.5 million with a weighted-average estimated per share fair value of $0.83 in the third quarter of fiscal 2008.

Stock Awards

Stock awards may be granted under the 2005 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock which vests over a fixed period. A summary of the status of the Company’s non-vested stock awards as of March 29, 2009 and changes during the first nine months of fiscal 2009 is presented below:

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value
Non-vested stock outstanding at June 29, 2008	361	$3.76
Vested	(182)	3.52
Canceled	(10)	3.53

Non-vested stock outstanding at September 28, 2008	169	$4.59

Granted	742	$2.04
Vested	(50)	3.98

Non-vested stock outstanding at December 28, 2008	861	$2.90

Vested	(18)	1.84
Canceled	(47)	3.34

Non-vested stock outstanding at March 29, 2009	796	$3.37

Share Based Compensation

Share-based compensation recognized in the condensed consolidated financial statements by line item caption is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Cost of product revenue	$93	$125	$109	$351
Cost of service revenue	79	65	173	182
Sales and marketing	420	424	923	1,225
Research and development	387	415	848	1,131
General and administrative	255	275	578	843

Total share-based compensation expense	$1,234	1,304	$2,631	3,732
Share-based compensation cost capitalized in inventory	3	1	(4)	(7)

Total share-based compensation cost	$1,237	$1,305	$2,627	$3,725

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

For options granted prior to the first quarter of fiscal 2006, and valued in accordance with FAS 123, the Company uses a graded vesting method for expense attribution. For options granted after the first quarter of fiscal 2006, and valued in accordance with FAS 123R, the Company uses the straight-line method for expense attribution, and the Company estimates forfeitures and only recognize expense for those shares expected to vest. The Company’s estimated forfeiture rate in the third quarter of fiscal 2009, based on the Company’s historical forfeiture experience, is approximately 9%.

	Stock Option Plans				Employee Stock Purchase Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Expected life	2.5 yrs	2.5 yrs	2.5 yrs	2.5 yrs	0.25 yrs	0.25 yrs	0.25 yrs	0.25 yrs
Risk-free interest rate	1.7%	2.3%	1.4%	3.5%	0.3%	2.2%	0.9%	3.3%
Volatility	46%	41%	41%	40%	95%	48%	74%	45%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

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

Line of Credit

The Company has a revolving line of credit for $10.0 million with a major lending institution which was renewed on January 22, 2009, and is contractually available to the Company until January 22, 2010. Borrowings under this line of credit bear interest at the bank’s prime rate. As of March 29, 2009, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of March 29, 2009, the

Company had outstanding letters of credit totaling $0.2 million. These letters of credit were primarily issued to satisfy requirements of certain of the Company’s customers for performance bonds. The line of credit requires the Company to maintain specified financial covenants related to tangible net worth and liquidity with which the Company was in compliance as of March 29, 2009.

In October 2008, UBS and the Company entered into a secured line of credit collateralized by the Company’s ARS held by UBS. The maximum amount of credit available under this line of credit is $28.8 million. On November 7, 2008 the Company accepted the UBS Rights Offer from UBS and hence the terms of the “no net cost” loan program apply to this line of credit. Under this program, the interest rate on this secured credit facility will be equivalent to the interest rate earned by the Company on the ARS at UBS, resulting in no net interest cost to the Company. There are currently no outstanding borrowings under this line of credit.

Purchase Commitments

The Company currently has arrangements with three contract manufacturers and other suppliers for the manufacture of the Company’s products. The Company’s arrangements allow it to procure long lead-time component inventory on the Company’s behalf based upon a rolling production forecast provided by us. The Company is obligated for the purchase of long lead-time component inventory that the Company’s contract manufacturers procure in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of March 29, 2009, the Company had non-cancelable commitments to purchase approximately $20.5 million of such inventory.

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

Intellectual Property Litigation

On April 20, 2007, the Company filed suit against Enterasys Networks in the United States District Court for the Western District of Wisconsin, Civil Action No. 07-C-0229-C. The complaint alleged willful infringement of U.S. Patents Nos. 6,104,700, 6,678,248, and 6,859,438, and sought injunctive relief against Enterasys’ continuing sale of infringing goods and monetary damages. Enterasys responded to the complaint on May 30, 2007, and also filed counterclaims alleging infringement of three U.S. patents owned by Enterasys. On April 9, 2008, the Court dismissed Enterasys’ counterclaims on one of its patents with prejudice. On May 5, 2008, the Court granted the Company’s motion for summary judgment, finding that the Company does not infringe Enterasys’ two remaining patents and dismissing all of Enterasys’ remaining counterclaims with prejudice. On May 30, 2008, a jury found that Enterasys infringed all three of the Company’s patents and awarded the Company damages in the amount of $0.2 million. The Court also ruled in the Company’s favor on Enterasys’ challenge to the validity of the Company’s patents. On October 29, 2008, the Court denied Enterasys’ post-trial motion for judgment as a matter of law, and granted Extreme Network’s motion for a permanent injunction against Enterasys. The injunction order permanently enjoins Enterasys from manufacturing, using, offering to sell, selling in the U.S. and importing into the U.S. the Enterasys products accused of infringing Extreme Network’s three patents. The injunction will run until the expiration of the Company’s patents the last of which is not set to expire until March of 2020. On March 16, 2009, the Court also denied Enterasys’ motion for a new trial, but granted Enterasys’ motion for a stay of the injunction pending appeal. On April 17, 2009, Enterasys filed its notice of appeal and on May 1, 2009, the Company filed its cross appeal.

On June 21, 2005, Enterasys filed suit against the Company and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Massachusetts, Civil Action No. 05-11298 DPW. The complaint alleges willful infringement of U.S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560,236, and seeks: a) a judgment that the Company willfully infringes each of the patents; (b) a permanent injunction from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) damages and a “reasonable royalty” to be determined at trial; (d) treble damages; (e) attorneys’ fees, costs and interest; and (f) equitable relief at the Court’s discretion. Foundry brought a claim for reexamination of five of the patents at issue to the U.S. Patent and Trademark Office (“PTO”). The parties stipulated, and the Court agreed, to stay the Massachusetts action until the results of the reexamination are released by the PTO. Once the stay is lifted, the Company intends to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of the matter at this time.

Other Legal Matters

Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The operative amended complaint names as defendants the Company; six of the Company’s present and former officers and/or directors, including the Company’s former CEO and current Chairman of the Board (the “Extreme Networks Defendants”); and several investment banking firms that served as underwriters of the Company’s initial public offering and October 1999 secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes.

The parties to the lawsuits have reached a settlement, subject to Court approval. Under the settlement, the Extreme Networks Defendants would not be required to make cash payments in the settlement. There is no guarantee that this new settlement will be approved by the Court. If the settlement agreement is not approved by the Court, the Company intends to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of the matter at this time.

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

4.	Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Net (loss) income	$(2,173)	$(160)	$1,931	$7,609
Other comprehensive (loss) income:
Change in unrealized (loss) gain on investments:
Net unrealized (loss) gain on ARS recorded to other income	(1)	—	2,517	—
Net unrealized (loss) gain on other investments	(333)	422	272	950

Net unrealized (loss) gain on investments	(334)	422	2,789	950
Net unrealized gain (loss) on derivatives	4	2	(3)	2
Foreign currency translation adjustments	(773)	908	(1,799)	1,525

Total comprehensive (loss) income	$(3,276)	$1,172	$2,918	$10,086

5.	Income Taxes

The Company recorded an income tax provision of $0.4 million for the third quarter of both fiscal 2009 and fiscal 2008. The income tax provision for the three months ended March 29, 2009 and March 30, 2008 consisted of U.S. alternative minimum tax, taxes on foreign income and U.S state income taxes. The income tax provisions for both quarters were calculated based on the results of operations for the three months ended March 29, 2009 and March 30, 2008, and may not reflect the annual effective rate. Since the Company has net operating loss carryforwards to offset U.S. taxable income, the Company is not using an annual effective tax rate to apply to the taxable income for the quarter.

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

During fiscal 2003, the Company established a full valuation allowance for the Company’s US net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence such as operating results during the most recent three-year period is given more weight than the Company’s expectations of future profitability, which are inherently uncertain. The Company’s most recent three year history of losses, as of the date of the establishment of the valuation allowance, represented sufficient negative evidence to require a full valuation allowance against the Company’s US net deferred tax assets under SFAS 109. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of the Company’s US deferred tax assets.

The Company had FIN 48 unrecognized tax benefits of approximately $15.6 million as of March 29, 2009. The future impact of the unrecognized tax benefit of $15.6 million, if recognized, is as follows: approximately $2.0 million would affect the effective tax rate, and approximately $13.6 million would result in adjustments to deferred tax assets and corresponding adjustment to the valuation allowance. It is reasonably possible that the amount of unrealized tax benefits could decrease by approximately $0.8 million during the next 12 months due to the expiration of the statue of limitations in certain foreign jurisdictions.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Condensed Consolidated Statement of Operations and totaled approximately $8,000 for the quarter ended March 29, 2009. Accrued interest and penalties were approximately $0.5 million and $0.4 million as of March 29, 2009 and March 30, 2008, respectively.

In general, the Company’s U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 2006 forward and the Company’s state income tax returns are subject to examination for fiscal years 2005 forward. The Company’s Netherlands income tax returns are subject to examination for fiscal years 2003 forward and are currently under audit for fiscal year 2006. The Company’s German income tax returns are subject to examination for fiscal years 2003 forward and are currently under audit for fiscal years 2003 through 2007.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Net (loss) income	($2,173)	$(160)	$1,931	$7,609

Weighted-average shares used in per share calculation – basic	88,553	115,629	96,066	114,688
Incremental shares using the treasury stock method:
Stock options	—	—	18	228
Unvested restricted awards	—	—	55	138
Warrants issuable to Avaya	—	—	—	631

Weighted -average share used in per share calculation – diluted	88,553	115,629	96,139	115,685

Net (loss) income per share – basic	($0.02)	$(0.00)	$0.02	$0.07
Net (loss) income per share – diluted	($0.02)	$(0.00)	$0.02	$0.07

The following table sets forth potential shares of common stock that are not included in the diluted net income per share calculation above because to do so would be antidilutive for the periods (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Stock options outstanding:
In-the-money options	13	201	—	—
Out-of-the-money options	18,766	20,517	18,363	19,528
Warrants	—	179	—	—

Total potential shares of common stock excluded from the computation of earnings per share	18,779	20,897	18,363	19,528

The computation of diluted loss per share for the three months ended March 30, 2008 excludes the impact of the Avaya warrants since the effect of including the potential shares would have been anti-dilutive under the treasury stock method due to the net loss.

Weighted stock options outstanding representing common stock equivalents under the treasury method with an exercise price lower than the Company’s average stock price for the periods presented (“in-the-money options”) are excluded from the calculation of diluted net loss per share in the three months ended March 30, 2008 since the effect of including them would have been anti-dilutive due to the net loss position of the Company during the periods presented.

Weighted stock options outstanding with an exercise price higher than the Company’s average stock price for the periods presented (“out-of-the-money options”) are excluded from the calculation of diluted net income per share since the effect would have been anti-dilutive under the treasury stock method.

7.	Restructuring Liabilities

The Company’s restructuring costs consist of termination benefits, excess facilities and asset impairments. Termination benefits generally include severance, stay-put or one-time bonuses, outplacement services, health insurance coverage, and legal costs. Excess facilities costs generally include rent expense less expected sublease income, lease termination costs and asset abandonment costs. Asset impairments include adjustments to basis of assets as a result of restructuring activities.

As of March 29, 2009, restructuring liabilities were $8.8 million and consisted of obligations under excess facilities operating leases incurred in the current quarter and prior years from fiscal 2004 through 2008, and termination benefits incurred in the current quarter. During the fiscal third quarter of 2009 and fiscal year 2008 the Company recorded restructuring charges, net of reversal, of $2.1 million and $0.9 million, respectively.

The charges in the third fiscal quarter of 2009 were:

•

$0.8 million related to the Company’s termination of 1% of the Company’s workforce, exiting a facility where the terminated employees worked, and the write-off of impaired assets as part of its strategic plan. This restructuring was completed by the end of the third quarter of fiscal 2009.

•

$1.8 million related a reduction-in-force of a further 5% of the Company’s workforce to reduce operating costs and realign its organization in the current competitive operating environment. The reduction-in-force was executed in the third quarter of fiscal 2009 and is expected to be completed by the end of the fourth quarter of fiscal 2009.

These charges were offset by a reversal of $0.5 million of restructuring expense due to higher projected sublease receipt from a sublease renewal arrangement.

The charges in fiscal 2008 were for excess facilities charges and represented increases to the charges initially recognized during the fourth and third quarter of fiscal 2002 due to changes in original estimates. The commercial real estate market continued to deteriorate through fiscal 2008, and the Company was not able to find suitable tenants to sublease these excess facilities necessitating additional charges due to lower projected sublease receipts.

Activity with respect to restructuring liabilities is as follows (in thousands):

	Excess Facilities	Asset Impairment	Termination Benefits	Total
Balance at June 29, 2008	$9,389	$—	$—	$9,389
Period charges	96	415	2,068	2,579
Period reversals	(487)	—	—	(487)
Period impairments	—	(415)		(415)
Period payments	(2,035)		(243)	(2,278)

Restructuring Liabilities at March 29, 2009	6,963	—	1,825	8,788
Less current portion	2,634	—	1,825	4,459

Restructuring liabilities at March 29, 2009, less current portion	$4,329	$—	$—	$4,329

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

Information regarding geographic areas is as follows (in thousands):

	Three months ended March 29, 2009		Three months ended March 30, 2008		Nine months ended March 29, 2009		Nine months ended March 30, 2008
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net Revenues:
North America	$26,938	34.89%	$31,015	37.81%	$96,039	37.77%	$113,129	42.93%
EMEA	38,464	49.82%	38,187	46.55%	122,235	48.07%	104,752	39.75%
APAC	11,800	15.29%	12,828	15.64%	36,002	14.16%	45,641	17.32%

Total net revenues	$77,202	100.00%	$82,030	100.00%	$254,276	100.00%	$263,522	100.00%

Tech Data accounted and Westcon EMEA accounted for 11.0% and 10.3% of the Company’s revenue in the third quarter of fiscal 2009, respectively. Tech Data and Ericsson AB accounted for 10.3% and 10.0%, respectively, of the Company’s revenue in the first nine months of fiscal 2009. Tech Data accounted for 10.8% of the Company’s revenue in the first nine months of fiscal 2008. No customer accounted for greater than 10% of the Company’s revenue in the three month period ended March 30, 2008.

Substantially all of the Company’s assets were attributable to North America operations at March 29, 2009 and March 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly, our expectations regarding results of operations, the general economic environment, our ability to expand our market penetration, our ability to expand our distribution channels, customer acceptance of our products, our ability to meet the expectations of our customers, product demand and revenue, cash flows, product gross profits, our expectations to continue to develop new products and enhance existing products, our expectations regarding the amount of our research and development expenses, our expectations relating to our selling, general and administrative expenses, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expectations concerning the availability of products from suppliers and contract manufacturers, anticipated product costs and sales prices, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding the rationalization of our workforce and facilities, and our expectations regarding materials and inventory management. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2009, our Annual Report on Form 10-K for the fiscal year ended June 29, 2008 and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development of new technology and products; customer response to our new technology and products; the timing of any recovery in the global economy; risks related to pending or future litigation; and a dependency on third parties for certain components and for the manufacturing of our products.

Business Overview

We develop and sell a family of modular and stackable secure network infrastructure equipment and offer related service contracts for extended warranty and maintenance agreements to Enterprise and Carrier customers. Substantially all of our revenue is derived from the sale of our networking equipment and related service contracts. In the third quarter of fiscal 2009, our revenues decreased $4.8 million, gross profit decreased $2.7 million, operating profit decreased $0.5 million and net loss increased $2.0 million as compared to the third quarter of fiscal 2008. In the nine months ended March 29, 2009, our revenues decreased $9.2 million, gross profit decreased $4.6 million, operating profit decreased $2.2 million and net income decreased $5.7 million as compared to the nine months ended March 30, 2008.

We believe that considering the following key developments will assist investors in understanding our operating results for the three and nine months ended March 29, 2009.

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

During the quarter, we reduced employee headcount by approximately 6%. As a result of these actions, we have recorded a restructuring charge of $2.6 million for severance, asset and facility charges partially offset by a $0.5 million adjustment resulting from additional sublease income related to prior restructuring charges, netting $2.1 million of restructuring charges for the quarter.

We have taken and plan to continue to take other steps to manage our business in the current economic environment. For example, we have managed our contingent work force, scheduled shutdown weeks, reduced travel and other discretionary spending, and restricted all hiring activities.

Stock Repurchase

We repurchased 28,571,428 shares of our common stock on September 19, 2008 at $3.50 per share. Total cash expenditures were $101.4 million for the shares repurchased, including direct costs associated with the repurchase. Primarily as a result of the share repurchase, our outstanding shares of common stock decreased from 116,867,768 as of August 29, 2008 to 88,635,762 as of March 29, 2009.

Results of Operations

During the third quarter of fiscal 2009, we experienced the following results:

•	Net revenues of $77.2 million, compared to net revenues of $82.0 million in the third quarter of fiscal 2008.

•	Total gross profit of 57.5% of net revenues, compared to 57.4% in the third quarter of fiscal 2008.

•	Operating loss of $2.9 million compared to operating loss of $2.3 million in the third quarter of fiscal 2008.

•	Net loss of $2.2 million, compared to net loss of $0.2 million in the third quarter of fiscal 2008.

During the nine months ended March 29, 2009, we experienced the following results:

•	Net revenues of $254.3 million, compared to net revenues of $263.5 million for the nine months ended March 30, 2008.

•	Total gross profit of 56.8% of net revenues, compared to total gross profit of 56.6% of net revenues for the nine months ended March 30, 2008.

•	Operating loss of $0.8 million compared to operating income of $1.4 million for the nine months ended March 30, 2008.

•	Net income of $1.9 million compared to net income of $7.6 million for the nine months ended March 30, 2008.

•

Cash used in operating activities was $4.0 million for the nine months ending March 29, 2009. Cash and cash equivalents, short-term investments and marketable securities decreased by $104.9 million in the nine months ended March 29, 2009 to $120.8 million, primarily as a result of $101.4 million used to repurchase 28,571,428 shares of common stock, cash used in operations of $4.0 million, capital expenditures of $4.2 million, offset by $1.9 million received for common stock purchases.

Net Revenues

The following table presents net product and service revenues for the three and nine months period ended March 29, 2009 and March 30, 2008, respectively (dollars in thousands):

	Three months ended March 29, 2009		Three months ended March 30, 2008		Nine months ended March 29, 2009		Nine months ended March 30, 2008
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net Revenues:
Product	$62,017	80.33%	$67,388	82.10%	$208,946	82.17%	$218,960	83.10%
Service	15,185	19.67%	14,642	17.90%	45,330	17.83%	44,562	16.90%

Total net revenues	$77,202	100.00%	$82,030	100.00%	$254,276	100.00%	$263,522	100.00%

Net revenues were $77.2 million in the third quarter of fiscal 2009 and $82.0 million in the third quarter of fiscal 2008, representing a decrease of $4.8 million or 5.9% in the third quarter of fiscal 2009 from the third quarter of fiscal 2008. Net revenues for the first nine months of fiscal 2009 were $254.3 million, which is a decrease of $9.2 million or 3.5% from net revenues of $263.5 million in the first nine months of fiscal 2008.

Product revenue was $62.0 million for the third quarter of fiscal 2009 compared to $67.4 million for the third quarter of fiscal 2008, a decline of $5.4 million, or 8.0%. Product revenue was $208.9 million for the first nine months of fiscal 2009 a decrease of $10.0 million or 4.6%. The decrease in product revenue in the three and nine months ended March 29, 2009 compared to the three and nine months ended March 30, 2008 was primarily driven by lower sales in all geographies due to the global macroeconomic issues.

Service revenue was $15.2 million for the third quarter of fiscal 2009 compared to $14.6 million for the third quarter of fiscal 2008, an increase of $0.6 million, or 3.7%. Service revenue was $45.3 million for the first nine months of fiscal 2009 compared to $44.6 million for the first nine months of fiscal 2008, an increase of $0.8 million or 1.7%. The increases in service revenue for the third quarter of fiscal 2009 and for the first nine months of fiscal 2009 were primarily driven by higher maintenance revenue as a result of stronger maintenance revenue renewals in EMEA.

We operate in three regions: North America, which includes the United States, Canada and Central America; EMEA, which includes Europe, Middle East, Africa and South America; and APAC which includes Asia Pacific and Japan. The following table presents the total net revenue geographically for the three and nine month period ended March 29, 2009 and March 30, 2008 (dollars in thousands):

	Three months ended March 29, 2009		Three months ended March 30, 2008		Nine months ended March 29, 2009		Nine months ended March 30, 2008
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net Revenues:
North America	$26,938	34.89%	$31,015	37.81%	$96,039	37.77%	$113,129	42.93%
EMEA	38,464	49.82%	38,187	46.55%	122,235	48.07%	104,752	39.75%
APAC	11,800	15.29%	12,828	15.64%	36,002	14.16%	45,641	17.32%

Total net revenues	$77,202	100.00%	$82,030	100.00%	$254,276	100.00%	$263,522	100.00%

In the third quarter of fiscal 2009, North America revenues were $26.9 million, a decrease of $4.1 million, or 13.1% from the third quarter of fiscal 2008. Product revenues decreased $3.8 million or 17.8% and service revenues decreased $0.2 million or 2.5% compared to the year ago quarter. In the first nine months of fiscal 2009, North America revenues were $96.0 million which represented a decrease of $17.1 million or 15.1% from the first nine months of fiscal 2008. Product revenues decreased $15.5 million or 18.4% and service revenues decreased $1.6 million or 5.6% from the first nine months of fiscal 2008. The decreases in the North America revenues compared to the third quarter of fiscal 2008 and the first nine months of fiscal 2008 is primarily the result of the economic downturn in the United States.

In the third quarter of fiscal 2009, EMEA revenues were $38.5 million, an increase of $0.3 million, or 0.7%, from the third quarter of fiscal 2008. Product revenues decreased $0.9 million or 2.7% and service revenues increased $1.2 million or 34.5% compared to a year ago quarter. In the first nine months of fiscal 2009, EMEA revenues were $122.2 million which represented an increase of $17.5 million or 16.7% from the first nine months of fiscal 2008. Product revenues increased $14.1 million or 14.9% and service revenues increased $3.4 million or 32.6% compared to the first nine months of fiscal 2008. The increases in EMEA revenues compared to the third quarter of fiscal 2008 and the first nine months of fiscal 2008 were primarily driven by an increase in service provider sales in Europe. The increases in service revenues for both periods were due to increased maintenance revenue as a result of increased focus on renewals.

In the third quarter of fiscal 2009, APAC revenues were $11.8 million, a decrease of $1.0 million or 8.0% from third quarter of fiscal 2008. Product revenues decreased $0.6 million or 5.5% and service revenues decreased $0.4 million or 24.3% compared to a year ago quarter. In the first nine months of fiscal 2009, APAC revenues were $36.0 million which represented a decrease of $9.7 million or 21.1% from the first nine months of fiscal 2008. Product revenues decreased $8.7 million or 21.5% and service revenues decreased $1.0 million or 18.2%. We believe the decreases in APAC revenues compared to the third quarter of fiscal 2008 and the first nine months of fiscal 2008 were primarily due to our execution challenges and the broader economic climate.

The level of sales to any one customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. Tech Data and Westcon EMEA accounted for 11.0% and 10.3%, respectively of the Company’s revenue in the third quarter of fiscal 2009. Tech Data and Ericsson AB accounted for 10.3% and 10.0%, respectively, of the Company’s revenue in the first nine months of fiscal 2009. Tech Data accounted for 10.8% of the Company’s revenue in the first nine months of fiscal 2008. No customer accounted for greater than 10% of the Company’s revenue in the three month period ended March 30, 2008.

Cost of Revenues and Gross Profit

The following table presents the gross profit on product and service revenues and the gross profit percentage of product and service revenues for the three and nine-month periods ended March 29, 2009 and March 30, 2008, respectively (dollars in thousands):

	Three months ended March 29, 2009		Three months ended March 30, 2008		Nine months ended March 29, 2009		Nine months ended March 30, 2008
	$	Gross Margin %	$	Gross Margin %	$	Gross Margin %	$	Gross Margin %
Gross profit:
Product	$35,875	57.85%	$40,262	59.70%	$121,260	58.03%	$129,539	59.20%
Service	8,543	56.26%	6,841	46.70%	23,281	51.36%	19,639	44.10%

Total gross profit	$44,418	57.53%	$47,103	57.40%	$144,541	56.84%	$149,178	56.60%

Gross profit was $44.4 million in the third quarter of fiscal 2009, a decrease of $2.7 million or 5.7% from $47.1 million in the third quarter of fiscal 2008.

Cost of product revenues includes costs of raw materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans, and document control. We outsource substantially all of our manufacturing and supply chain management operations and conduct quality assurance, manufacturing engineering and document control at our facility in Santa Clara, California. Accordingly, a significant portion of our cost of product revenues consists of payments to our primary contract manufacturers, Flextronics International, Ltd. located in Guadalajara, Mexico and Alpha Networks, located in Hsinchu, Taiwan.

Product gross profit in the third quarter of fiscal 2009 was $35.9 million, representing a decrease of $4.4 million or 10.9% from the third quarter of fiscal 2008. As a percentage of revenue, product gross margin decreased 1.9 percentage points. The decrease in product gross profit was primarily driven by competitive pricing and changes in product mix totaling $5.1 million, offset by decreased distribution costs and expense controls of $0.7 million.

Product gross profit for the first nine months of fiscal 2009 was $121.3 million, a decrease of $8.3 million or 6.4% from $129.5 million in the first nine months of fiscal 2008. As a percentage of revenue, product gross margin decreased 1.1 percentage points. The decrease in product gross profit was primarily driven by competitive pricing and increased material cost of $9.8 million, offset by a decrease in excess and obsolescence costs and expense controls of $1.5 million.

Our cost of service revenues consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross profit was $8.5 million in the third quarter of fiscal 2009, an increase of $1.7 million or 24.9% from $6.8 million in the third quarter of fiscal 2008. As a percentage of service revenues, service gross margin grew 9.6 percentage points. The increase in service gross profit in the third quarter of fiscal 2009 was primarily due to the use of written down inventory of $0.8 million, lower repair costs of $0.6 million due to improved quality and an increase in service revenues of $0.3 million primarily due to an increase in maintenance revenue in EMEA.

Service gross profit was $23.3 million for the first nine months of fiscal 2009, an increase of $3.7 million or 18.5% from $19.6 million in the first nine months of fiscal 2008. As a percentage of service revenues, service gross margin grew 7.3 percentage points. The increase in service gross profit is primarily the result of an increase of $0.4 million in maintenance revenue in EMEA, the use of written down inventory of $0.8 million, a reduction of customer specific warranty programs of $0.9 million and lower repair costs of $1.2 million due to improved quality. We believe service gross profit to continue to be positively impacted by the usage of written down inventory for at least the next three quarters.

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses decreased to $24.3 million for the third quarter of fiscal 2009 from $25.2 million for the third quarter of fiscal 2008, a decrease of $0.9 million, or 3.7%. This decrease was primarily driven by lower commission expense of $0.5 million, lower general sales and marketing expenses of $0.5 million, lower travel of $0.4 million, offset by a one-time, paid-time-off (“PTO”) charge of $0.5 million. Sales and marketing expenses increased to $75.9 million for the first nine months of fiscal 2009 from $74.8 million, an increase of $1.1 million or 1.5%. The increase was primarily due to higher foreign exchange charges of $0.6 million, one-time PTO charge of $0.5 million, higher customer evaluation unit expense of $0.4 million, higher general sales and marketing expenses of $0.4 million, offset by lower commissions of $0.5 million due to lower sales volume, and lower stock based compensation of $0.3 million.

Research and Development Expenses

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses decreased to $13.9 million for the third quarter of fiscal 2009 from $15.6 million for the third quarter of fiscal 2008, a decrease of $1.7 million or 10.6%. The decrease was primarily due to lower project spending of $0.9 million, lower salaries and benefits of $0.5 million primarily due to a decrease in our variable compensation and PTO expenses and a reduction of $0.3 million as a result of our cost saving efforts.

Research and development expenses decreased to $44.5 million for the first nine months of fiscal 2009 from $49.2 million for the first nine months of fiscal 2008, a decrease of $4.8 million or 9.7%. The decrease was primarily due to lower salaries and benefits of $2.0 million primarily due to a decrease in variable compensation expense, decreased warrant amortization expense of $1.0 million, lower project spending of $0.8 million, lower depreciation expense of $0.5 million and a decrease in stock based compensation and other spending of $0.4 million. We expense all research and development costs as incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, legal fees, professional fees and other general corporate expenses. General and administrative expenses decreased to $7.0 million for the third quarter of fiscal 2009 from $8.6 million for the third quarter of fiscal 2008, a decrease of $1.6 million, or 19.1%. This decrease was primarily due to lower litigation fees of $1.4 million, lower professional fees of $1.0 million, offset by higher salaries and wages of $0.3 million and contract labor and general expenses of $0.6 million.

General and administrative expenses decreased to $22.8 million for the first nine months of fiscal 2009 from $23.7 million for the first nine months of fiscal 2008, a decrease of $0.9 million or 3.8%. The decrease was primarily due to lower litigation fees of $1.6 million, lower stock based compensation of $0.4, lower general expenses of $0.6 million, offset by higher contract labor and professional fees of $1.7 million.

Restructuring Charge, Net of Reversal

During the fiscal third quarter of 2009 and fiscal year 2008 we recorded restructuring charges, net of reversal, of $2.1 million, and $0.9 million, respectively. The charges in the third quarter of fiscal 2009:

•

$0.8 million related to our termination of 1% of our workforce, exiting a leased facility where the terminated employees worked and the write-off of impaired assets as part of our strategic plan. This restructuring was completed by the end of the third quarter of fiscal 2009.

•

$1.8 million related to a reduction-in-force of a further 5% of our workforce to reduce operating costs and realign our organization in the current competitive operating environment. The reduction-in-force was executed in the third quarter of fiscal 2009 and is expected to be completed by the end of the fourth quarter of fiscal 2009.

These charges were offset by a reversal of $0.5 million of restructuring expense due to higher projected sublease receipt from a sublease renewal arrangement.

The charges in fiscal 2008 were for excess facilities charges and represented increases to the charges initially recognized during the fourth and third quarter of fiscal 2002, respectively due to changes in original estimates. The commercial real estate market continued to deteriorate through fiscal 2008, and we were not able to find suitable tenants to sublease these excess facilities necessitating additional charges due to lower projected sublease receipts.

Share-based Compensation Costs

Share-based compensation expense recognized in the financial statements by line item caption is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Cost of product revenue	$93	$125	$109	$351
Cost of service revenue	79	65	173	182
Sales and marketing	420	424	923	1,225
Research and development	387	415	848	1,131
General and administrative	255	275	578	843

Total share-based compensation expense	$1,234	1,304	$2,631	3,732
Share-based compensation cost capitalized in inventory	3	1	(4)	(7)

Total share-based compensation cost	$1,237	$1,305	$2,627	$3,725

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

For options granted after the first quarter of fiscal 2006, and valued in accordance with FAS 123R, the expected volatility used to estimate the fair value of the options was based on a combination of the historical volatility on our stock and the implied volatility. We used the straight-line method for expense attribution, estimated forfeitures, and only recognized expense for those shares expected to vest. Our estimated forfeiture rate in the third quarter of fiscal 2009, based on our historical forfeiture experience, is approximately 9%.

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

Interest Income

Interest income was $0.7 million in the third quarter of fiscal 2009 as compared to $2.7 million in the third quarter of fiscal 2008, a decrease of $2.0 million or 75.0%. The decrease was due to decreased funds available for investments and decreased interest rates earned on investments. Cash, cash equivalents and investments were $120.8 million as of March 29, 2009, a decrease of $110.2 million or 47.7% as compared to $231.1 million as of March 30, 2008. The decrease in cash was primarily due to $101.4 million used to repurchase shares of our common stock in the first quarter of fiscal 2009, $4.0 million used in operations, $4.2 million for capital expenditures, offset by $1.9 million received for common stock purchases. Average interest yield in the third quarter of fiscal 2009 was 2.6% as compared to 5.0% in the third fiscal quarter of 2008.

Interest Expense

Interest expense in the third quarter of fiscal 2009 and third quarter of fiscal 2008 was immaterial and was primarily related to interest amortization of technology agreements.

Other Income / (Expense), Net

Other income (expense) net, was income of $0.4 million in the third fiscal quarter of 2009 as compared to expense of $0.2 million in the third quarter of fiscal 2008, an increase in income of $0.6 million. The increase in other income (expense), net was primarily due to the fluctuation in foreign exchange gain of $0.7 million resulting from the stronger U.S. dollar as compared to the EURO and other foreign currencies.

Other income (expense), net also includes an unrealized loss of $4.6 million resulting from the transfer of our ARS from available-for-sale to trading securities in accordance with SFAS 115 offset by $4.6 million gain in fair value of the Put Option related to our acceptance of the UBS Rights offer to repurchase our ARS. See further discussions below under Capital Resources and Financial Condition.

Provision for Income Taxes

We recorded income tax provisions of $0.4 million for the third quarter of both fiscal 2009 and fiscal 2008. The income tax provisions for the three months ended March 29, 2009 and March 30, 2008 consisted of U.S. alternative minimum tax, taxes on foreign income and U.S. state income taxes. The income tax provisions for both quarters were calculated based on the results of operations for the three month periods ended March 29, 2009 and March 30, 2008, and may not reflect the annual effective rate. Since we have net operating loss carryforwards to offset U.S. taxable income, we are not using an annual effective tax rate to apply to the taxable income for the quarter.

We have provided a full valuation allowance for our US net deferred tax assets. We initially recorded this charge during fiscal 2003 in accordance with SFAS No. 109, which places greater weight on previous cumulative losses than the outlook for future profitability when determining whether deferred tax assets can be realized. Based upon our most recent three-year history of losses as of the date of determining the charge, we determined that it was appropriate to retain the full valuation allowance against our US deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our US deferred tax assets.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 29, 2008. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates, except as described below, during the three-month period ended March 29, 2009 compared to those discussed in our Annual Report on Form 10-K for the year ended June 29, 2008.

Revenue Recognition

Historically, our products have been hardware-focused and we have recognized revenue in accordance with the principles of SAB 104 and EITF 00-21. We have monitored a variety of factors with respect to our product evolution, including whether the software component of our products is becoming more-than-incidental to the hardware product. As noted in our Annual Report in Form 10-K for the year ended June 29, 2008, we anticipated a transition to the American Institute of Certified Public Accountants Statement of Position 97-2 “Software Revenue Recognition“ (SOP 97-2) and related interpretations relating to the sale of products with a significant software component.

During the first quarter of fiscal 2009, we concluded that software had become more-than-incidental to the product shipped. Effective beginning the first quarter of fiscal 2009, we adopted SOP 97-2 for products shipped during the quarter containing software that is more-than-incidental. Such shipments grew during the second quarter of fiscal 2009 to represent of a majority of our shipped products. For arrangements with multiple software elements, we allocate revenue to each element of the arrangement using the residual method based on vendor specific objective evidence of fair value of the undelivered elements. We determine vendor specific objective evidence of fair value based on the price charged when the item is sold separately. The adoption of SOP 97-2 did not have a significant impact on our results of operations for the first three quarters of fiscal 2009.

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

We provide an allowance for sales returns based on our historical returns, analysis of credit memo data and our return policies. The allowance for sales returns was $1.1 million and $1.2 million as of March 29, 2009 and June 29, 2008, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. The provision for returns is charged to net revenues in the accompanying consolidated statements of operations, and was $0 and $0.3 million in the third quarter of fiscal 2009 and the third quarter of fiscal 2008, respectively. If the historical data that we use to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenues. We estimate and adjust this allowance at each balance sheet date.

Recently Issued Accounting Standards

On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP 157-3”) that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial assets is not active. FSP 157-3 is applicable to the valuation of auction-rate securities held by us for which there was no active market as of March 29, 2009. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued. The adoption of FSP 157-3 during the three month period ended September 28, 2008 did not have a material impact on the our consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact that the adoption of FSP No. 157-4 may have on our consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides operational guidance for determining other-than-temporary impairments (“OTTI”) for debt securities. FSP No. 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact that the adoption of FSP No. 115-2 and 124-2 may have on our consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107 extends the disclosure requirements of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (“Statement 107”), to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, Interim Financial Reporting. Statement 107 requires disclosures of the fair value of all financial instruments (recognized or unrecognized), except for those specifically listed in paragraph 8 of Statement 107, when practicable to do so. These fair value disclosures must be presented together with the carrying amount of the financial instruments in a manner that clearly distinguishes between assets and liabilities and indicates how the carrying amounts relate to amounts reported on the balance sheet. An entity must also disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107 is effective for interim reporting periods ending after June 15, 2009. We are currently evaluating the impact that the adoption of FSP FAS 107 may have on our consolidated results of operations and financial condition.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to us for business combinations for which the acquisition date is on or after June 29, 2009. We are currently evaluating the impact on the adoption of SFAS 141R may have on our consolidated results of operations and financial condition.

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

Liquidity and Capital Resources

The following summarizes information regarding our cash, investments, and working capital (in thousands):

	As of
	March 29, 2009	June 29, 2008
Cash, cash equivalents, short-term investments and marketable securities	$120,813	$225,672
Working capital	$16,988	$80,096

The decrease in cash, investments and working capital is primarily due to the use of $101.4 million to repurchase 28,571,428 shares of common stock. Refer to further discussions below under Key Components of Cash Flows and Liquidity.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Nine months ended
	March 29 2009	March 30 2008
Net cash provided by operating activities	$(3,999)	$15,023
Net cash (used in) provided by investing activities	$71,723	$(17,967)
Net cash provided by (used in) financing activities	$(99,499)	$3,257

Net decrease in cash and cash equivalents	$(31,775)	$313

Cash and cash equivalents, short-term investments and marketable securities decreased to $120.8 million at March 29, 2009 from $225.7 million at June 29, 2008, a decrease of $104.9 million. This decrease was primarily due to the use of $101.4 million to repurchase 28,571,428 shares of common stock, cash used in operations of $4.0 million, capital expenditures of $4.2 million, offset by $1.9 million received for common stock purchases.

Cash flow used in operating activities was $4.0 million in the first nine months of fiscal 2009. Net income was $1.9 million and included significant non-cash charges including depreciation of $4.2 million, $2.6 million in share-based compensation expense and $0.8 million in the provision for excess and obsolete inventory. Accounts receivable, net, decreased to $43.6 million at March 29, 2009 from $64.4 million at June 28, 2008. Days sales outstanding in receivables was 51 days at March 29, 2009 and 59 days at June 28, 2008 due to decreased revenue. Accounts payable decreased to $15.4 million due to decreased inventory purchases at quarter end and reduced spending as a result of economic downturn. Net inventory levels increased to $22.8 million at March 29, 2009 from $13.9 million at June 28, 2008 due to a decrease in revenue for the first nine months of fiscal 2009. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times with the risk of inventory excess or obsolescence because of declining demand, rapidly changing technology and customer requirements. Deferred revenue, net, which consists of product and service revenue deferrals, decreased to $39.8 million at March 29, 2009 from $40.3 million at June 28, 2008. The $0.5 million decrease was due a $1.4 million decrease in deferred service contract revenue, offset by $0.9 million increase in product revenue, net. Deferred revenue, net of cost of sales to distributors, decreased $1.7 million from $14.1 million at June 29, 2008 to $12.4 million at March 29, 2009. The decrease was primarily due to a reduction of inventory held by distributors in Europe.

Cash and cash equivalents, short-term investments and marketable securities decreased $22.7 million from $143.5 million as of December 28, 2008 to $120.8 million as of March 29, 2009, primarily due to cash used in operations of $21.8 million. The timing of trade accounts payable and accrued liabilities payments in the fiscal third quarter were the primary reason for the $21.8 million use of cash in operations.

Cash flow provided by investing activities was $71.7 million. Capital expenditures were $4.2 million and purchases of investments were $33.6 million, offset by proceeds from maturities of investments and marketable securities of $28.2 million and sales of investments and marketable securities of $81.3 million.

Cash used in financing activities was $99.5 million. Cash used to repurchase common stock, including expenses, was $101.4 million, offset by proceeds from issuance of common stock of $1.9 million.

We repurchased 28,571,428 shares of our common stock on September 19, 2008 at $3.50 per share. Total cash expenditures were $101.4 million for the shares repurchased, including direct costs associated with the repurchase. Primarily as a result of the share repurchase, our outstanding shares of common stock decreased from 116,867,768 as of August 29, 2008 to 88,635,762 as of March 29, 2009.

We have a revolving line of credit for $10.0 million with a major lending institution which was renewed on January 22, 2009, and is contractually available to us until January 22, 2010. Borrowings under this line of credit bear interest at the bank’s prime rate. As of March 29, 2009, there were no outstanding borrowings under this facility. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of March 29, 2009, we had letters of credit totaling $0.2 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of March 29, 2009.

In October 2008, we entered into a secured line of credit with UBS, collateralized by our ARS held by UBS. The maximum amount of credit available under this line of credit is $28.8 million. On November 7, 2008 we accepted the UBS Rights Offer and hence the terms of the “no net cost” loan program apply to this line of credit. Under this program, the interest rate on this secured credit facility will be equivalent to the interest rate earned by us on the ARS at UBS, resulting in no net interest cost to us. There are currently no outstanding borrowings under this line of credit.

Contractual Obligations

The following summarizes our contractual obligations at March 29, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than Five Years
Contractual Obligations:
Non-cancelable inventory purchase commitments	$20,490	$20,490
Non-cancelable operating lease obligations	19,700	7,387	8,839	3,349	125
Other non-cancelable purchase commitments	3,497	1,013	2,484	—	—

Total contractual cash obligations	$43,687	$28,890	$11,323	$3,349	$125

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $20.5 million as of March 29, 2009, a decrease of $8.0 million from $28.5 million as of June 29, 2008. The decrease was primarily related to decreased inventory demand due to lower sales in the quarter-ended March 29, 2009 as compared to the quarter-ended June 29, 2008.

We did not have material commitments for capital expenditures as of March 29, 2009. Other non-cancelable purchase commitments represent OEM and technology agreements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 29, 2009.

Capital Resources and Financial Condition

As of March 29, 2009, in addition to $38.6 million in cash and cash equivalents, we had $4.5 million invested in short-term and $77.7 million invested in long-term marketable investments for a total cash and cash equivalents, short-term investments and marketable securities of $120.8 million.

At, March 29, 2009, we held approximately $40.8 million (par value) of illiquid non-current Auction Rate Securities (ARS). The decline in value of these securities reflects market related liquidity conditions resulting from the general collapse of the credit markets and not the issuer’s creditworthiness. The ARS are collateralized by student loan portfolios that are approximately 93% guaranteed by the US Department of Education and maintain a credit rating of AAA and AA. Historically, these securities provided liquidity to investors through their interest rate reset feature – i.e., interest rates on these securities are reset through a bidding process (or auction) at frequent, pre-determined intervals (typically every 7 to 28 days). At each reset, investors could either rollover and maintain their holdings or liquidate them at par value. Since February 2008, auctions related to our ARS have failed as a result of the deterioration of the credit markets, rendering these securities illiquid.

On November 7, 2008, we accepted an offer (the “UBS Rights Offer”) from UBS AG (“UBS”), providing us with certain rights related to our ARS (the “Rights”). The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. We expect to sell our ARS under the Rights in the period beginning in 2010. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.

In October 2008, we and UBS entered into a secured line of credit collateralized by our ARS held by UBS. The maximum amount of credit available under this line of credit is $28.8 million. When we accepted the UBS Rights Offer in November 2008, the terms of the UBS “no net cost” loan program were applied to this line of credit. Under this program, the interest rate on this secured credit facility will be equivalent to the interest rate earned by us on the ARS, resulting in no net interest cost to us. There are currently no outstanding borrowings under this line of credit.

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

We hold a variety of interest bearing ARS that represent investments in pools of student loans. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. On November 7, 2008, we accepted the UBS Rights Offer from UBS, providing us with rights related to our ARS. The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. We expect to sell our ARS under the Rights in the period beginning in 2010. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. As of March 29, 2009, we continue to classify our entire balance of ARS in long-term marketable securities in our consolidated balance sheet because of our inability to determine when our investments in ARS would settle.

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

The following table presents the amounts of our cash equivalents, short-term investments, marketable securities and long-term debt that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 29, 2009. This table does not include money market funds because those funds are generally not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
Included in cash and cash equivalents	$9,520			$9,520	$9,520
Weighted average interest rate	0.11%
Included in short-term investments		$4,510		$4,510	$4,510
Weighted average interest rate		3.51%
Included in marketable securities			$77,708	$77,708	$77,708
Weighted average interest rate			2.77%

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

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). At March 29, 2009, these forward foreign currency contracts had a notional principal amount of $5.0 million. These contracts have maturities of less than 60 days.

Additionally, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS 133. At March 29, 2009, we held foreign currency forward contracts with a notional principal amount and fair value of $13.2 million and $0.7 million, respectively. These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction gains and losses from operations, including the impact of hedging, were a gain of $0.8 million in the third quarter of fiscal 2009 and loss of $0.4 million in the third quarter of fiscal 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 29, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding litigation matters that we deem significant, refer to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended June 29, 2008 and Note 3 to our Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of our Quarterly Reports on Form 10-Q for the quarters ended September 28, 2008 and December 28, 2008 and this Report which are incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2008 and Part II, Item 1A, “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended September 28, 2008 and December 28, 2008, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders - Not applicable

Item 5.	Other Information – None

Item 6.	Exhibits

(a)	Exhibits:

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC. (Registrant)

/S/ KAREN ROGGE
KAREN ROGGE
Senior Vice President and Chief Financial Officer

May 6, 2009