Form 10-K
period 2009-06-28
EXTREME NETWORKS INC
filed 2009-08-28
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $179.6 million as of December 26, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the per share closing price of the Registrant’s common stock as reported on The Nasdaq Global Market reported on such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

88,958,940 shares of the Registrant’s Common stock, $.001 par value, were outstanding as of August 23, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference from the definitive proxy statement for the Company’s 2009 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

EXTREME NETWORKS, INC.

FORM 10-K

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly, our expectations regarding results of operations, our ability to expand our market penetration, our ability to expand our distribution channels, customer acceptance of our products, our ability to meet the expectations of our customers, product demand and revenue, cash flows, product gross margins, our expectations to continue to develop new products and enhance existing products, our expectations regarding the amount of our research and development expenses, our expectations relating to our selling, general and administrative expenses, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expectations concerning the availability of products from suppliers and contract manufacturers, anticipated product costs and sales prices, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding the rationalization of our workforce and facilities and our expectations regarding materials and inventory management. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the section entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-K and other filings we have made with the Securities and Exchange Commission. More information about potential factors that could affect our business and financial results is set forth under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

Item 1. Business

Overview

Extreme Networks, Inc., together with its subsidiaries, (collectively referred to as Extreme and as we, us and our) is a leading provider of network infrastructure equipment and services for enterprises, data centers, and metropolitan telecommunications service providers. Our customers include businesses, hospitals, schools, hotels, telecommunications companies and government agencies around the world. Since we were established in 1996 through to the present day, we have had a single technology vision of “Ethernet Everywhere” – a unifying network strategy that uses Ethernet technology to simplify each element and component of the network, and, through simplification, provide services at a lower cost. As networks internal to businesses and the Internet become more and more pervasive and critical to a wide variety of business and social communications, the volume and the demands of applications, data, users and devices on networks continue to increase. Our vision of “Ethernet Everywhere” helps us design and deliver easily deployable, highly scalable, secure and comprehensively managed networks which are reliable, fast, flexible and cost-effective. We primarily sell our products through an ecosystems of our channel partners who combine our Ethernet products with their offerings to create compelling information technology solutions for end user customers.

Industry Background

Businesses, governments, educational institutions, service providers, data center operators and other organizations have become highly dependent on their internal networks and the Internet. In fact, modern society is significantly dependent upon the Internet and the myriad of services and systems to which it provides access. The Internet and internal business networks serve as a central communications infrastructure that connect internal and external sites and deliver data, voice and video communications to a dramatically increasing number of users. Over the course of the past ten years, the wide adoption of the Internet Protocol (or “IP”) has enabled the spread of high speed networks from educational facilities and corporations out to residences around the globe. In addition, IP enabled devices as diverse as servers, printers, laptops, desk phones, televisions, residential networks, cell phones and various wireless devices are now connected to both “hard-wired” and wireless Ethernet networks over which IP information flows. A variety of critical computing applications that are central to business and communications, such as Enterprise Resource Planning (ERP), Customer Relationship Management (CRM), Sales Force Automation (SFA), large enterprise data warehouses, and sophisticated e-commerce and e-business applications depend upon high-speed, reliable networks. Communication in today’s world operates through the existence of business-to-business and business-to-consumer Ethernet network connectivity. Looking ahead, the continued explosive growth of peer-to-peer networking will continue to drive the ever increasing demand for network connectivity and capacity.

The networking industry has evolved significantly over the past 10 years. We believe that the following trends have and will continue to influence the industry as it continues to rapidly evolve to meet network demands:

•

Increasing Demand for Bandwidth. As the volume of users, devices, applications and data increases, more network capacity is required. This capacity is usually measured in ‘bits of data per second’ or bandwidth. The following factors, among others, are driving increased demand for bandwidth:

•	wide-spread adoption of electronic communications in all aspects of our lives;

•	proliferation of next generation converged mobile devices;

•	broad, global, deployment of “triple-play” services (residential telephone, data and television services delivered over one network); and

•	delivery and rapidly growing adoption of internet “cloud” solutions or software-as-a-service business applications and processes.

•

Adoption and Evolution of the Converged Network. An essential characteristic of the networks that support business and residential users of today and into the future is their ability to support multiple communication flows over the same physical infrastructure. With data, voice and video traffic being delivered to a broader range of end-devices over both wired and wireless networks, the communications infrastructure is a critical component which allows enterprises and service providers to offer unique and innovative services for their users and customers. The adoption of Voice-over-IP (VoIP) and the continued proliferation of video applications demonstrates that the trend towards deploying fully converged networks will continue to gain momentum.

•

Carrier Ethernet. As a result of the move towards converged delivery of data, voice and video for both residences and businesses in parallel with increasing competition to provide these services, telecommunication service providers are seeking to broaden their market reach while reducing operational cost and complexity. The legacy infrastructure solutions of SONET/SDH, Frame Relay, ATM and MPLS are not delivering the required organizational flexibility or the operating expense efficiencies. As a result, we believe service providers will turn to Ethernet in order to deliver cost-effective scale, performance and flexibility. Further, technologies such as Provider Backbone Transport (PBT) and Provider Backbone Bridging Traffic Engineering (PBT-TE) are emerging and receiving growing interest within the service provider community as they seek to evaluate new lower cost, lower complexity solutions. When these new technologies are combined with standards for the inter-connectivity between two service providers or “network peers,” service providers are able to broaden their market reach at a lower operating cost per connected service consumer.

•

Deployments of Next Generation Data Centers. The ever increasing volume of on-line information and the increase in “cloud” solutions in parallel with the availability of technologies to reduce the overall cost of data center deployment and operation are leading enterprises and service providers to build next generation data centers. With the availability of virtualization technologies to lower the overall cost, size and power consumption of the physical data center, the bandwidth and reliability demands of the data center network have evolved significantly. In addition, the latest generation of server technology which has ten times the Ethernet performance of prior solutions is creating the need for the network ‘backbone’ to also scale by a similar factor. These factors are driving the deployment of next generation Ethernet technology in the data center.

•

Increasing Expectations for Improved Price/Performance. The growing demand for bandwidth together with the availability of higher performance solutions has caused enterprises and service providers to expect significantly improved performance at lower prices. The arrival and adoption of equipment that can transport data at 10 Gigabit-per-second connection speeds, soon to be followed by equipment offering 40 Gigabit and 100 Gigabit connection speeds, is resulting in the expectation for lower price per network port.

•

Vendor Consolidation. Consolidation of vendors within the Ethernet networking market and between adjacent markets (storage, security, wireless & voice applications) continues to gain momentum. We believe that the underpinning technology for all of these adjacent markets is Ethernet. As a result, we believe that there will be continued mergers between adjacent market vendors to enable them to deliver complete and broad solutions to customers.

The Extreme Networks Strategy

Our goal is to be the provider of innovative, business relevant and compelling network solutions that create an improved applications and services infrastructure for enterprises, data centers and metropolitan service providers. We seek to provide our customers with a best-of-breed alternative to single-sourced, highly proprietary networking equipment from larger competitors.

Key elements of our strategy include:

•

Provide simple, easy-to-use, high-performance, cost-effective switching solutions. We offer simple, easy-to-use, high performance and cost-effective switching solutions that meet the specific demands of the following customers:

•

Enterprises, including large or medium sized businesses, schools, hospitals, hotels and government agencies, use our products to operate local area networks (“LANs”) or wireless local area networks (“WLANs”).

•	Data Center Operators use our products to deploy next generation virtualized and high density server infrastructure solutions.

•

Metropolitan Telecommunication Service Providers use our products to operate metropolitan area networks that provide telecommunications services to mid-sized geographic areas such as a city, greater metropolitan area or rural community.

We focus our development efforts specifically on “converged networks” which must reliably deliver data, voice and video to users.

•

Expand market penetration. We continue to market our products to new customers in multiple market segments. While the majority of our business is with enterprise customers, we continue to leverage our technology development, service, support and business infrastructure resources to address the metropolitan service provider and data center markets.

•

Extend switching technology leadership. Our technological leadership is based on innovative switching technology, the depth and focus of our market experience and the ExtremeXOS® operating system – the software that runs on all of our Ethernet switches. We intend to invest our engineering resources to create leading-edge technologies that will increase the performance and functionality of our products and as a direct result, the value of the Extreme Networks solution to our current and future customers.

•

Leverage and expand multiple distribution channels. We distribute our products through select distributors, a large number of resellers and system-integrators worldwide and our large strategic partners. We maintain a field sales force to support our channel partners and to sell directly to certain strategic accounts. As an independent Ethernet switch vendor, we seek to provide products that, when combined with the offerings of our channel partners, create compelling solutions for end user customers.

•

Maintain and extend our Strategic Relationships. We have established strategic relationships with a number of industry-leading vendors to both provide increased and enhanced routes to market, but also to collaboratively develop unique solutions.

•

Provide high-quality customer service and support. We seek to enhance customer satisfaction and build customer loyalty through high-quality service and support. This includes a wide range of standard support programs that provide the level of service our customers require, from standard business hours to global 24-hour-a-day, 365-day-a-year real-time response support.

Products

The following key benefits of our products allow our customers to operate highly scalable, secure and comprehensively managed networks which are reliable, fast, flexible and cost-effective.

•

High Availability. Customers can choose to deploy redundant management modules, hot swappable line cards, redundant power supplies and fan trays delivering high hardware availability; a modular operating system (ExtremeXOS) for high system availability; and a variety of link-level resiliency protocols including Ethernet Automatic Protection Switching (EAPS), for high service availability. Developed by Extreme Networks, EAPS is an open protocol that allows network managers to configure their network infrastructure so that critical network communications can be rerouted within 50 milliseconds in the event of a network outage with most topologies. This level of high-speed communications ‘reroute’ ensures that mission critical and demanding applications, including voice and video, maintain service delivery in the event of network outage.

•

Quality of Service (“QOS”). We offer an excellent and versatile QoS solution that allows network operators to assign the appropriate amount of bandwidth to mission critical applications and in doing so control the overall experience and the service-level of the communication flows. We have substantial experience with communication quality controls, starting with our introduction to the market of the first broad QoS controls for Ethernet.

•

Comprehensive Security. Our security solution delivers the capabilities required by our customers – a network that has security at its heart rather than added as an overlay or afterthought. Our security solution, which combines secure switches with our powerful security rules engine, enables customers to implement unified wired and wireless network access and IP Telephony in a secure environment. CLEAR-Flow, our wire-speed security rules engine, helps detect and mitigate many security anomalies, including denial of service attacks.

•

Ease of Management. We offer a suite of network management tools that allow network operators to monitor and manage the network in an automated fashion. Software developers can interact directly with our products using a standards-based Application Programming Interface (API) and the industry standard eXtensible Markup Language (XML) to manage the network and optimize application performance.

•

Power efficient operations. Our portfolio of switching hardware has been created with power consumption in mind. Our switches are designed to require less power to perform the network traffic switching function, and where Power over Ethernet (PoE) solutions have been deployed within the customers’ network, features within the Extreme XOS operating system can intelligently control the delivery of power to the attached devices.

Our product categories include:

•

Stackable Ethernet switching systems. Our Summit® product family delivers Ethernet connectivity for the network edge, aggregation and core. Within the Summit family are products that offer a range of connection speeds (from 10 Megabit to 10 Gigabit), various physical presentations (copper and fiber) and options to deliver Power-over-Ethernet or unpowered standard Ethernet ports. The Summit products in conjunction with our ExtremeXOS operating system provide the features, performance and reliability required by our customers to deploy, operate and manage converged networking infrastructure.

•

Modular Ethernet switching systems. Our Black Diamond® and Alpine® products deliver modular or chassis-based Ethernet connectivity solutions for enterprises, data centers and service providers. These products have a range of management and line cards that allow our customers to flexibly configure and re-purpose the systems to meet specific needs. As with our Summit products, the Black Diamond and Alpine products in conjunction with our Extreme XOS operating system and our centralized management software product provide the density, performance and reliability required to serve in environments with demanding applications.

•

Wireless Ethernet controllers and access points. In addition to our wired Ethernet switch portfolio, we offer our SummitWM family of wireless network controllers and associated Altitude™ access points to enable the deployment of nomadic and mobile converged network applications. Our wireless access products offer a full range of performance options including 802.11b/g to 802.11n.

•

Centralized Management software. To provide a central configuration, status and alerting capability we offer our EpiCenter management software system. This system provides the ability to deploy, configure, monitor and support our complete range of switching technology to enable our customers to reduce the overall cost of network administration and operations. This software system can exist as a standalone management solution or it can operate as part of a larger infrastructure management environment.

Sales, Marketing and Distribution

We conduct our sales and marketing activities on a worldwide basis through a distribution channel utilizing distributors, resellers and our field sales organization. We primarily sell our products through an ecosystem of channel partners who combine our Ethernet products with their offerings to create compelling information technology solutions for end user customers. We utilize our field sales organization to support our channel partners and to sell direct to end-user customers, including some large global accounts.

Strategic Relationships. We have strategic relationship with Avaya Inc., Dell, Inc., Ericsson Enterprise AB, Nokia Siemens Networks and others who sell our products as part of an overall solution. Ericsson Enterprise AB accounted for 10% of our net revenue in fiscal year 2009.

Distributors. We have established several key relationships with leading distributors in the electronics and computer networking industries. Each of our distributors primarily resells our products to resellers. The distributors enhance our ability to sell and provide support to resellers, who may benefit from the broad service and product fulfillment capabilities offered by these distributors. One distributor, Tech Data Corporation, accounted for 11%, 11%, and 12% of our net revenue in fiscal years 2009, 2008 and 2007, respectively. Distributors are generally given the right to return a portion of inventory to us for the purpose of stock rotation and participate in various cooperative marketing programs to promote the sale of our products and services. We defer recognition of revenue on all sales to distributors who maintain inventory of our products until the distributors sell the product, as evidenced by monthly “sales-out” reports that the distributors provide to us, provided other revenue recognition criteria are met. (See “Revenue Recognition” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Resellers. We rely on many resellers worldwide that sell directly to end-user customer. Our resellers include regional networking system resellers, resellers who focus on specific vertical markets, value added resellers, network integrators and wholesale resellers. We provide training and support to our resellers and our resellers generally provide the first level of contact to end-users of our products. Our relationships with resellers are generally on a non-exclusive basis. Our resellers are not given rights to return inventory and do not automatically participate in any cooperative marketing programs. We generally recognize product revenue from our reseller and end-user customers at the time of shipment, provided other revenue recognition criteria are met. When significant obligations or contingencies remain after products are delivered, such as installation or customer acceptance, revenue and related costs are deferred until such obligations or contingencies are satisfied. (See “Revenue Recognition” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Field Sales. We have trained our field sales organization to support and develop leads for our resellers and to establish and maintain key accounts and strategic end user customers. To support these objectives, our field sales force:

•	assists end-user customers in finding solutions to complex network system and architecture problems;

•	differentiates the features and capabilities of our products from competitive offerings;

•	continually monitors and understands the evolving networking needs of enterprise and service provider customers;

•	promotes our products and ensures direct contact with current and potential customers;

•	assists our resellers to drive to closure business opportunities; and

•	monitors the changing requirements of our customers.

As of June 28, 2009, our worldwide sales and marketing organization consisted of 290 individuals, including directors, managers, sales representatives, and technical and administrative support personnel. We have domestic sales offices located in 15 states and international sales offices located in 23 countries.

International sales

International sales are an important portion of our business. In fiscal 2009, sales to customers outside of North America accounted for 61% of our consolidated net revenue, compared to 56% in fiscal 2008 and 59% in fiscal 2007. These sales are conducted primarily through foreign-based distributors and resellers managed by our worldwide sales organization. In addition, we have direct sales to end-user customers, including large global accounts. The primary markets for sales outside of North America are countries in Europe and Asia. (See “Net Revenue” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Long-Lived Assets

See Note 2 of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding our long-lived assets.

Marketing

We have a number of marketing programs to support the sale and distribution of our products and to inform existing and potential customers and our distributors and resellers about the features and performance of our products. Our marketing efforts include participation in industry tradeshows, technical conferences and technology seminars, preparation of competitive analyses, sales training, and publication of technical and educational articles in industry journals, a publicly available website, promotions, web-based training courses, advertising and public relations. We also submit our products for independent product testing and evaluation.

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

Customer Service and Support

Our customers all seek high reliability and maximum uptime for their networks. To that extent, we provide the following service offerings:

•

Support services for end-users, resellers and distributors. We meet the service requirements of our customers and channel partners through Technical Assistance Centers, or TACs, located in Santa Clara, California; Utrecht, Holland; Research Triangle Park, North Carolina; and Tokyo, Japan. Our TAC engineers and technicians assist in diagnosing and troubleshooting technical issues regarding customer networks. Development engineers work with the TACs to resolve product functionality issues specific to each customer.

•

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

•

Education. Our classes cover a wide range of topics such as installation, configuration, operation, management and optimization – providing customers with the necessary knowledge and experience to successfully deploy and manage our products in various networking environments. Classes are scheduled and available at numerous locations worldwide. We deliver training using our staff, on-line training classes and authorized training partners. In addition, we make our training materials accessible free-of-charge on our internet site for customers and partners to use in self-education. We believe this approach enhances the market’s ability to learn and understand the broad array of advantages of our products.

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

We have a relationship with Flextronics International, Ltd. for the manufacture of some of our products in Guadalajara, Mexico. Flextronics’ manufacturing processes and procedures are ISO 9001 certified. We determine the components that are incorporated in our products and select the appropriate suppliers of such components.

We also maintain a relationship with Alpha Networks, Inc. headquartered in Hsinchu, Taiwan. Alpha Networks is a global networking Original Design Manufacturer (ODM) leader with core competencies in areas such as Ethernet, LAN/MAN, Wireless, Broadband and VoIP. Alpha Networks’ manufacturing processes and procedures are ISO 9001 certified. We partner with Alpha Networks to design and build some of our products.

We have a relationship with Benchmark Electronics Huntsville Inc. for the manufacture of some of our products in Huntsville, Alabama. Benchmark manufacturing processes and procedures are ISO 9001 certified. We determine the components that are incorporated in our products and select the appropriate suppliers of such components.

Our wireless products are supplied under an OEM supply agreement with Siemens Enterprise Communications GmbH & Co. KG (“SEN”). SEN is headquartered and manufactures most of the products in Germany. SEN rebrands and customizes the wireless products for us to resell to customers. SEN’s manufacturing processes and procedures are ISO 9001 certified. SEN has made ongoing supply and support commitments during the term of the agreement and is required to provide support for a defined period of time after any termination of the agreement.

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

We continued to enhance the functionality of our modular operating system (ExtremeXOS) which has been designed to provide high reliability and availability. This architecture allows us to leverage common operating system architecture across different hardware and network chipsets.

As of June 28, 2009, our research and development organization consisted of 246 individuals. Research and development efforts are conducted in several locations, including Santa Clara, California; Raleigh, North Carolina; and Chennai, India. Our research and development expenses in fiscal years 2009, 2008 and 2007 were $58.2 million, $65.3 million and $67.1 million, respectively.

Competition

The market for network switches, which is part of the broader market for networking equipment, is extremely competitive and characterized by rapid technological progress, frequent new product introductions, changes in customer requirements and evolving industry standards. We believe the principal competitive factors in the network switching market are:

•	expertise and familiarity with network protocols, network switching and network management;

•	product performance, features, functionality and reliability;

•	price/performance characteristics;

•	timeliness of new product introductions;

•	adoption of emerging industry standards;

•	customer service and support;

•	size and scope of distribution network;

•	brand name;

•	breadth of product offering;

•	access to customers; and

•	size of installed customer base.

We believe that we compete favorably with our competitors with respect to many of the foregoing factors. However, the market for network switching solutions is dominated by a few large companies, particularly Cisco Systems, Inc. In addition to Cisco Systems, we compete with public and private companies that offer switching solutions or provide alternative networking solutions, including 3Com Corporation, Alcatel-Lucent, Brocade Communications Systems, Inc., Hewlett-Packard Company, Huawei Technologies Corporation, Juniper Networks, Inc. and SEN. Most of these competitors have longer operating histories, greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources.

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

Employees

As of June 28, 2009, we employed 786 people, including 290 in sales and marketing, 246 in research and development, 66 in operations, 96 in customer support and service, and 88 in finance and administration. We have never had a work stoppage and no personnel are represented under collective bargaining agreements. We consider our employee relations to be good.

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

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of August 28, 2009:

Name	Age	Position
Mark A. Canepa	54	President, Chief Executive Officer and Director
Bob L. Corey	58	Senior Vice President and Chief Financial Officer
Helmut Wilke	57	Senior Vice President of Worldwide Sales
Robert S. Schlossman	41	Senior Vice President, General Counsel and Secretary

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

Bob L. Corey. Mr. Corey served as one our directors from December 2003 until his appointment as our Senior Vice President and Chief Financial Officer in July 2009. Mr. Corey served as Executive Vice President and Chief Financial Officer for Thor Technologies, Inc., a provider of enterprise provisioning software, from May 2003 until January 2006. Oracle Corporation acquired Thor Technologies in November 2005. Mr. Corey served as Executive Vice President and Chief Financial Officer of Documentum, Inc., a provider of enterprise content management software, from May 2000 to August 2002. Mr. Corey served as Senior Vice President of Finance and Administration and Chief Financial Officer for Forte Software, Inc., a provider of software development tools and services, from May 1998 to April 2000. In February 1999, Mr. Corey was elected to its Board of Directors prior to Forte Software’s acquisition by Sun Microsystems in October 1999. Mr. Corey also served as Chairman of the Board of Directors of Interwoven, Inc., a publicly-traded provider of enterprise content management software, until its acquisition by Autonomy Corporation plc in March 2009 and continues to serve on the Board of Directors of Veraz Networks, a publicly-traded provider of IP softswitches, media gateways and digital compression products. Mr. Corey holds a Bachelors of Administration with a concentration in accounting from California State University at Fullerton.

Helmut Wilke. Mr. Wilke was appointed as Senior Vice President of Worldwide Sales in April 2007. From May 2001 to March 2007, he held various positions with Sun Microsystems where most recently he served as Senior Vice President of Operations and Field Support. His prior positions with Sun Microsystems include Vice President of Sales and President of Sun Microsystems, Germany. From 1997 to 2001, he was President and Chief Executive Officer of Software AG, a leading manufacturer of software and systems for large corporations. Mr. Wilke holds a Ph.D. in Social Sciences from the University of Berlin, Germany.

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

Item 1A. Risk Factors

The following is a list of risks and uncertainties which may have a material and adverse effect on our business, financial condition or results of operations. The risks and uncertainties set out below are not the only risks and uncertainties we face, and some are endemic to the networking industry.

We Cannot Assure You That We Will Be Profitable in the Future Because A Number of Factors Could Negatively Affect Our Financial Results.

Although we reported profits for fiscal 2009, we have reported losses in some of our prior fiscal years. In addition, in years when we reported profits, we were not profitable in each quarter during those years. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses. A high percentage of these expenses are fixed in the short term, so any delay in generating or recognizing revenue could result in a loss for a quarter or full year. Even if we are profitable, our operating results may fall below the expectations of public market analysts or investors, which could cause the price of our stock to fall.

We may experience challenges or delays in generating or recognizing revenue for a number of reasons and our revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including, but not limited to, the following:

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

•	sales to the telecommunications service provider market, which represent a significant source of large product orders, are especially volatile and difficult to forecast;

•	product returns or the cancellation or rescheduling of orders;

•	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

•	announcements and new product introductions by our competitors;

•	our ability to develop and support relationships with enterprise customers, service providers and other potential large customers;

•	our ability to achieve targeted cost reductions;

•	fluctuations in warranty or other service expenses actually incurred;

•	our ability to obtain sufficient supplies of sole- or limited-source components for our products on a timely basis;

•	increases in the prices of the components that we purchase;

•	decreases in the prices of the products that we sell;

•	our ability to manage and maintain our relationships with our manufacturing partners including our ability to achieve and maintain desired production volumes and quality levels for our products;

•	the mix of products sold and the mix of distribution channels through which products are sold;

•	impairment charges associated with long-lived assets;

•	restructuring costs associated with adjustments to the size of our operations;

•	costs relating to possible acquisitions and the integration of technologies or businesses;

•	the effect of amortization of purchased intangibles resulting from new transactions; and

•	costs relating to the recognition of share-based payments; and

•	the potential future adoption of certain accounting standards new to our business.

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

The pricing policies of our competitors impact the overall demand for our products and services. Some of our competitors are capable of operating at significant losses for extended periods of time, increasing pricing pressure on our products and services. If we do not maintain competitive pricing, the demand for our products and services, as well as our market share, may decline. From time to time, we may lower the prices of our products and services in response to competitive pressure. When this happens, if we are unable to reduce our component costs or improve operating efficiencies, our revenue and margins will be adversely affected.

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

The Unfavorable Economic Environment Has and May Continue to Negatively Impact our Business and Operating Results.

The challenges and uncertainty currently affecting economic conditions in the United States and other parts of the world may negatively impact our business and operating results in the following ways:

•	customers may delay or cancel plans to purchase our products and services;

•	customers may not be able to pay, or may delay payment of, the amounts that they owe us which may adversely affect our cash flow, the timing of our revenue recognition and the amount of revenue;

•	increased pricing pressure may result from our competitors aggressively discounting their products;

•	accurate budgeting and planning will be difficult due to low visibility into future sales;

•

forecasting customer demand will be more difficult increasing the risk of either excess and obsolete inventory if our forecast is too high or insufficient inventory to meet customer demand if our forecast is too low; and

•	our component suppliers and contract manufactures have been negatively affected by the economy which may result in product delays and changes in pricing and service levels.

If economic conditions in the United States and other key markets deteriorate or do not show improvement, we believe that we will experience material adverse impacts to our business and operating results.

Claims of Infringement by Others May Increase and the Resolution of Such Claims May Adversely Affect Our Operating Results.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents, copyrights (including rights to “open source” software), and other intellectual property rights. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the issuance of new patents at a rapid pace, it is not possible to determine in advance if a product or component might infringe the patent rights of others. Because of the potential for courts awarding substantial damages and the lack of predictability of such awards, it is not uncommon for companies in our industry to settle even potentially unmeritorious claims for very substantial amounts. Further, the entities with whom we have or could have disputes or discussions include entities with extensive patent portfolios and substantial financial assets. These entities are actively engaged in programs to generate substantial revenue from their patent portfolios and are seeking or may seek significant payments or royalties from us and others in our industry.

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

We have recently introduced a new limited lifetime warranty for certain of our Summit products. As a result, our revenue from service contracts could decrease because some customers will rely on the limited lifetime warranty rather than purchasing enhanced service contracts.

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

We use our forecast of expected demand to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If forecasts exceed orders, we may have excess and/or obsolete inventory, which could have a material adverse effect on our operating results and financial condition. If orders exceed forecasts, we may have inadequate supplies of certain materials and components, which could have a material adverse effect on our ability to meet customer delivery requirements and to recognize revenue. For example, in our fourth fiscal quarter, customer orders exceeded our forecast, especially with respect to certain products. This could have a material adverse effect on our operating results for the first quarter of fiscal 2010 if we are unable to deliver products in a timely manner or customers cancel orders.

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

Our Dependence on Four Manufacturers for All of Our Manufacturing Requirements Could Harm Our Operating Results.

We rely on four companies to manufacture all of our products. In addition, each of our products is manufactured by only one of these companies. We have experienced delays in product shipments from contract manufacturers in the past, which in turn delayed product shipments to our customers. These or similar problems may arise in the future, such as delivery of products of inferior quality, delivery of insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results. While we maintain strong relationships with our manufacturing partners, our agreements with these manufacturers are generally of limited duration and pricing, quality and volume commitments are negotiated on a recurring basis. The failure to maintain continuing agreements with our manufacturing partners could adversely affect our business. We intend to introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers.

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

We Must Continue to Develop and Increase the Productivity of Our Indirect Distribution Channels to Increase Net Revenue and Improve Our Operating Results.

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

Our products represent a significant strategic decision by a customer regarding its communications infrastructure. The decision by customers to purchase our products is often based on the results of a variety of internal procedures associated with the evaluation, testing, implementation and acceptance of new technologies. Accordingly, the product evaluation process frequently results in a lengthy sales cycle, typically ranging from three months to longer than a year, and as a result, our ability to sell products is subject to a number of significant risks, including risks that:

•	budgetary constraints and internal acceptance reviews by customers will result in the loss of potential sales;

•	there may be substantial variation in the length of the sales cycle from customer to customer, making decisions on the expenditure of resources difficult to assess;

•	we may incur substantial sales and marketing expenses and expend significant management time in an attempt to initiate or increase the sale of products to customers, but not succeed;

•	if a sales forecast from a specific customer for a particular quarter is not achieved in that quarter, we may be unable to compensate for the shortfall, which could harm our operating results; and

•	downward pricing pressures could occur during the lengthy sales cycle for our products.

If We Lose Key Personnel or are Unable to Hire Additional Qualified Personnel as Necessary, We May Not Be Able to Successfully Manage Our Business or Achieve Our Goals.

Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, service and operations personnel, many of whom would be difficult to replace. We do not have employment contracts with these individuals which mandate that they render services for any specific term, nor do we carry life insurance on any of our key personnel. We have experienced and may in the future experience significant turn over in our executive personnel. In addition, retention has generally become more difficult for us, in part because the exercise price of most of the stock options granted to many of our employees is below the market price. As a result, prior to the recent economic downturn, we experienced high levels of attrition. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, service, finance and operations personnel. The market for these personnel is competitive, especially in the San Francisco Bay Area, and we have had difficulty in hiring employees, particularly engineers, in the timeframe we desire.

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

In the past, we have introduced new products that were not compatible with certain technological standards, and in the future, we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards.

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

Changes in Effective Tax Rates Including From the Release of the Valuation Allowance Recorded Against Our Net U.S. Deferred Tax Assets, or Adverse Outcomes Resulting From Examination of Our Income or Other Tax Returns or Change in Ownership, Could Adversely Affect Our Results.

Our future effective tax rates may be volatile or adversely affected by changes in our business or U.S. or foreign tax laws, including: the partial or full release of the valuation allowance recorded against our net U.S. deferred tax assets; expiration of or lapses in the research and development tax credit laws; transfer pricing adjustments; tax effects of stock-based compensation; or costs related to restructurings. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. Although we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, there is no assurance that such determinations by us are in fact adequate. Changes in our effective tax rates or amounts assessed upon examination of our tax returns may have a material, adverse impact on our cash flows and our financial condition.

Our future effective tax rate in particular could be adversely affected by a change in ownership pursuant to U.S. Internal Revenue Code Section 382. If a change in ownership occurs, it may limit our ability to utilize our net operating losses to offset our U.S. taxable income. If U.S. taxable income is greater than the change in ownership limitation, we will pay a higher rate of tax with respect to the amount of taxable income that exceeds the limitation. This would have a material adverse impact on our results of operations.

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

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K. In addition, our independent registered public accounting firm must attest to and report on our internal control over financial reporting. Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent registered public accounting firm interprets the requirements, rules and/or regulations differently from our interpretation, then they may decline to attest to management’s assessment or may issue an adverse opinion on the effectiveness of internal control over financial reporting because of the existence of one or more material weaknesses. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

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

We May Realize Losses on Our Investments and be Unable to Liquidate These Investments at Desired Times and in Desired Amounts.

At June 28, 2009, we had $127.4 million in cash and cash equivalents, investments and marketable debt securities. These investments include U.S. government agencies (including Freddie Mac and Fannie Mae debt), corporate debt, money market funds, commercial paper and Auction Rate Securities (“ARS”). Such investments are subject to general credit, liquidity, market and interest rate risks which have been and may further be exacerbated by the current credit crisis, financial market difficulties and poor economic conditions. If these conditions continue or worsen, we have and may experience difficulties with the liquidity of our investments, and the value of our investments could decline which will have an adverse effect on our results of operations, liquidity and financial condition.

For example, as of June 28, 2009, we held $40.8 million in ARS. All of our ARS had credit ratings of AAA or Aaa when purchased, and none are mortgage-backed debt obligations. During February and March 2008, auctions failed for all $40.8 million of our ARS because sell orders exceeded buy orders. We may not be able to liquidate these investments unless the issuer calls the security, our broker purchases the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

We Have Entered into Long-Term Lease Agreements for Several Facilities that are Currently Vacant and May be Difficult to Sublease due to Current Real Estate Market Conditions.

We have certain long-term real estate lease commitments carrying future obligations for non-cancelable lease payments. Reductions in our workforce and the restructuring of operations since fiscal 2002 have resulted in the need to consolidate certain of these leased facilities, located primarily in Northern California, for which we recorded a reversal of excess facilities charges of approximately $0.5 million in fiscal 2009, $0.9 million expense in fiscal 2008, $4.0 million expense in fiscal 2007, and $3.3 million expense in fiscal 2006. We may incur additional charges for excess facilities as a result of additional reductions in our workforce or future restructuring of operations. We will continue to be responsible for all carrying costs of these facilities until such time as we can sublease these facilities or terminate the applicable leases based on the contractual terms of the lease agreements, and these costs may have an adverse effect on our business, operating results and financial condition.

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

Our Board of Directors adopted a stockholder rights plan, under which we declared and paid a dividend of one right for each share of common stock held by stockholders of record as of May 14, 2001. Under the plan, each right will entitle stockholders to purchase a fractional share of our preferred stock for $150.00. Each such fractional share of the new preferred stock has terms designed to make it substantially the economic equivalent of one share of common stock. Initially the rights will not be exercisable and will trade with our common stock. Generally, the rights may become exercisable if a person or group acquires beneficial ownership of 15% or more of our common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of our common stock. When the rights become exercisable, our Board of Directors has the right to authorize the issuance of one share of our common stock in exchange for each right that is then exercisable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal administrative, sales, marketing and research and development facilities are located in Santa Clara, California. We also lease office space and executive suites in various other geographic locations domestically and internationally for sales and service personnel and engineering operations. Our aggregate lease expense for fiscal 2009 was approximately $4.7 million, net of sublease income of approximately $0.1 million. We believe our current facilities will adequately meet our growth needs for the foreseeable future, and we are actively engaged in efforts to sublease excess space we acquired in prior years to meet the anticipated growth at that time.

Item 3. Legal Proceedings

We may from time to time be party to litigation arising in the course of our business, including, without limitation, allegations relating to commercial transactions, business relationships or intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict.

Shareholder Litigation Relating to Historical Stock Option Practices

On April 25, 2007, an individual identifying herself as one of our shareholders filed a derivative action in the United States District Court for the Northern District of California purporting to assert claims on behalf of us and in our name against various of our current and former directors and officers relating to historical stock option granting from 1999 to 2002 and related accounting practices. Two similar derivative actions were filed thereafter in the same court by other individuals and the three cases were consolidated by order of the Court. After two amended complaints were filed by the lead plaintiff, we filed a motion to dismiss the second amended complaint, which was granted without prejudice on August 12, 2008.

On August 22, 2008, Kathleen Wheatley, an individual identifying herself as one of our shareholders, filed a motion for the Court to reconsider its ruling on August 12, 2008 granting our motion to dismiss. In response, we asked the Court to reject Ms. Wheatley’s motion on various grounds, including that Ms. Wheatley is not a party to this derivative action. On September 4, 2008, Ms. Wheatley filed both a motion to intervene in the derivative action and a third amended complaint, which differs little from the first amended complaint. The third amended complaint continues to allege that various of our current and former directors and officers breached their fiduciary duties and other obligations to us and violated state and federal securities laws in connection with our historical grants of stock options. We are named as a nominal defendant in the action, but we have customary indemnification agreements with the named defendants. On our behalf, Ms. Wheatley seeks unspecified monetary and other relief against the named defendants. The Court has granted Ms. Wheatley’s motion to intervene. On October 16, 2008, we, as nominal defendant, moved to dismiss the third amended complaint. We intend to continue to defend the derivative action vigorously, but due to the uncertainty of litigation, we cannot predict the ultimate outcome of this matter at this time.

Intellectual Property Litigation

On April 20, 2007, we filed suit against Enterasys Networks in the United States District Court for the Western District of Wisconsin, Civil Action No. 07-C-0229-C. The complaint alleged willful infringement of U.S. Patents Nos. 6,104,700, 6,678,248, and 6,859,438, and sought injunctive relief against Enterasys’ continuing sale of infringing goods and monetary damages. Enterasys responded to the complaint on May 30, 2007, and also filed counterclaims alleging infringement of three U.S. patents owned by Enterasys. On April 9, 2008, the Court dismissed Enterasys’ counterclaims on one of its patents with prejudice. On May 5, 2008, the Court granted our motion for summary judgment, finding that we do not infringe Enterasys’ two remaining patents and dismissing all of Enterasys’ remaining counterclaims with prejudice. On May 30, 2008, a jury found that Enterasys infringed all three of our patents and awarded us damages in the amount of $0.2 million. The Court also ruled in our favor on Enterasys’ challenge to the validity of our patents. On October 29, 2008, the Court denied Enterasys’ post-trial motion for judgment as a matter of law, and granted Extreme Network’s motion for a permanent injunction against Enterasys. The injunction order permanently enjoins Enterasys from manufacturing, using, offering to sell, selling in the U.S. and importing into the U.S. the Enterasys products accused of infringing Extreme Network’s three patents. The injunction will run until the expiration of our patents the last of which is not set to expire until March of 2020. On March 16, 2009, the Court also denied Enterasys’ motion for a new trial, but granted Enterasys’ motion for a stay of the injunction pending appeal. On April 17, 2009, Enterasys filed its notice of appeal and on May 1, 2009, we filed our cross appeal. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of the matter at this time.

On June 21, 2005, Enterasys filed suit against Extreme and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Massachusetts, Civil Action No. 05-11298 DPW. The complaint alleges willful infringement of U.S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560,236, and seeks: a) a judgment that we willfully infringe each of the patents; (b) a permanent injunction from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) damages and a “reasonable royalty” to be determined at trial; (d) treble damages; (e) attorneys’ fees, costs and interest; and (f) equitable relief at the Court’s discretion. Foundry brought a claim for reexamination of five of the patents at issue to the U.S. Patent and Trademark Office (“PTO”). The parties stipulated, and the Court agreed, to stay the Massachusetts action until the results of the reexamination are released by the PTO. Once the stay is lifted, we intend to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of the matter at this time.

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

On February 26, 2008, Fenner Investments, Ltd. filed suit against us along with D-Link Systems, Zyxel Communications, SMC Networks, Enterasys, Foundry, Netgear, Inc. and 3Com Corporation in the United States District Court for the Eastern District of Texas, Civil Action No. 08-CV-00061. The suit alleges infringement of US Patent No. 7,145,906 and 5,842,224, and seeks damages for the alleged infringement, injunctions against infringement and payment of attorneys’ fees, costs and interest. We have answered the complaint and counterclaimed for declaratory judgment of patent invalidity and noninfringement. A trial date is set for December 14, 2009. We intend to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of the matter at this time.

Other Legal Matters

Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The operative amended complaint names as defendants Extreme; six of our present and former officers and/or directors, including our former CEO and current Chairman of the Board (the “Extreme Networks Defendants”); and several investment banking firms that served as underwriters of our initial public offering and October 1999 secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes.

The parties to the lawsuits have reached a settlement, subject to Court approval. Under the settlement, the Extreme Networks Defendants would not be required to make cash payments in the settlement. There is no guarantee that this new settlement will be approved by the Court. If the settlement agreement is not approved by the Court, we intend to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of the matter at this time.

Indemnification Obligations

Subject to certain limitations, we may be obligated to indemnify our current and former directors, officers and employees. These obligations arise under the terms of our certificate of incorporation, our bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify, where applicable, generally means that we are required to pay or reimburse, and in certain circumstances we have paid or reimbursed, the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of these claims. The cost to defend us and the named individuals could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future. Recovery of such costs under our directors and officers insurance coverage is uncertain.

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

Stock Prices	High	Low
Fiscal year ended June 28, 2009:
First quarter	$3.50	$2.70
Second quarter	$3.37	$1.51
Third quarter	$2.36	$1.06
Fourth quarter	$2.03	$1.52
Fiscal year ended June 29, 2008:
First quarter	$4.50	$3.31
Second quarter	$4.38	$3.45
Third quarter	$3.54	$2.87
Fourth quarter	$3.57	$2.94

As of August 14, 2009, there were 309 stockholders of record of our common stock and 19,166 beneficial shareholders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings for the development of our business.

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

STOCK PRICE PERFORMANCE GRAPH

Set forth below is a stock price performance graph comparing the annual percentage change in the cumulative total return on our common stock with the cumulative total returns of the CRSP Total Return Index for the Nasdaq Stock Market (U.S. companies) and the Nasdaq Computer Manufacturers Securities for the period commencing June 28, 2004 and ending on June 28, 2009. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Comparison of Five-Year Cumulative Total Returns

Performance Graph for Extreme Networks, Inc.

Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Booth School of Business, The University of Chicago. Used with permission. All rights reserved.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data for each of the fiscal years ended June 28, 2009, June 29, 2008, July 1, 2007, July 2, 2006 and July 3, 2005 derived from audited financial statements. These tables should be reviewed in conjunction with the Consolidated Financial Statements in Item 8 and related Notes, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results may not be indicative of future results.

	Year Ended
	June 28, 2009(1)	June 29, 2008(2)	July 1, 2007(3)	July 2, 2006(4)	July 3, 2005(5)

	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$335,559	$361,835	$342,834	$358,601	$383,347
Net income (loss)	$2,815	$8,381	$(14,197)	$8,509	$12,519
Net income (loss) per share – basic	$0.03	$0.07	$(0.12)	$0.07	$0.10
Net income (loss) per share – diluted	$0.03	$0.07	$(0.12)	$0.07	$0.10
Shares used in per share calculation – basic	94,225	115,002	114,122	121,286	121,225
Shares used in per share calculation – diluted	94,284	115,784	114,122	123,049	124,166

	As of
	June 28, 2009	June 29, 2008	July 1, 2007	July 2, 2006	July 3, 2005

	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents, short-term investments and marketable securities	$127,402	$225,672	$215,855	$433,105	$440,404
Deferred tax asset	$244	$254	$1,118	$500	$430
Total assets	$246,637	$365,761	$353,521	$567,962	$595,634
Convertible subordinated notes	$—	$—	$—	$200,000	$200,000
Other long-term liabilities	$12,100	$17,244	$21,391	$23,056	$30,698
Common stock and capital in excess of par value	$949,241	$943,283	$934,540	$927,835	$915,945
Accumulated deficit	$(659,388)	$(662,203)	$(670,584)	$(656,387)	$(664,896)

(1)	Fiscal 2009 net income includes share-based compensation expense of $3.9 million and restructuring charge of $2.2 million.
(2)	Fiscal 2008 net income includes share-based compensation expense of $5.1 million and restructuring charge of $0.9 million.
(3)	Fiscal 2007 net loss includes share-based compensation expense of $6.2 million and restructuring charge of $4.0 million.
(4)	Fiscal 2006 net loss includes share-based compensation expense of $7.0 million and restructuring charge of $3.3 million.
(5)	Fiscal 2005 net income includes share-based compensation expense of $0.8 million and other income includes $3.9 million from the relief of a foreign consumption tax obligation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We develop and sell network infrastructure equipment and offer related services contracts for extended warranty and maintenance to our enterprise, data center and metropolitan telecommunications service provider customers. Substantially all of our revenue is derived from the sale of our networking equipment and related service contracts. In fiscal 2009, our revenue decreased $26.3 million, gross profit decreased $14.8 million, operating profit decreased $0.3 million and net income decreased $5.6 million as compared to fiscal 2008.

We believe that understanding the following key developments is helpful to an understanding of our operating results for fiscal 2009.

Impact of the Global Economic Developments.

We believe that the credit market crisis, global recession and other challenges affecting economic conditions in the United States and other parts of the world were the primary drivers of our financial performance during fiscal 2009. Recently, we did experience some improvements in our results with increases in revenue of $4.1 million, gross profit of $1.6 million, operating profit of $4.5 million and net income of $3.1 million sequentially from the third fiscal quarter to the fourth fiscal quarter of 2009. However, we believe that limited access to credit, conservative purchasing patterns and delays or cancellation of IT infrastructure plans in the face of continued uncertainty regarding the global economy will continue to negatively impact demand for networking solutions, including Ethernet equipment. For example, we experienced a decline in revenue in EMEA of $6.9 million sequentially from the third fiscal quarter to the fourth fiscal quarter of 2009. This represents a change from the growth that we have seen in our EMEA region in prior quarters.

Increasing Demand for Bandwidth

While economic conditions substantially decreased demand for networking equipment during our 2009 fiscal year, we believe that the continued increase in demand for bandwidth will drive future demand for high performance Ethernet solutions. Wide-spread adoption of electronic communications in all aspects of our lives, proliferation of next generation converged mobile devices, deployment of triple-play services to residences and the rapidly growing adoption of internet “cloud” solutions offer our customers the opportunity to reduce expenses, improve efficiency and/or increase revenue. In order to realize the benefits of these developments, customers require additional bandwidth and high performance from their network infrastructure at affordable prices. As the economy recovers, we believe that the Ethernet segment of the networking equipment market will resume growth as enterprise, data center and carrier customers continue to recognize the performance and operating cost benefits of Ethernet technology.

Increased Product Breadth

We believe that continued success in our marketplace will depend on our ability to develop new and enhanced products employing leading-edge technology. In fiscal 2009, we delivered to the market a new and expanded portfolio of next generation stackable and modular products for the data center and metropolitan service provider markets.

Industry Developments

The market for network infrastructure equipment is highly competitive and dominated by a few large companies. The difficult economic climate has further driven consolidation of vendors within the Ethernet networking market and with vendors from adjacent markets, including storage, security, wireless and voice applications. We believe that the underpinning technology for all of these adjacent markets is Ethernet. As a result, independent Ethernet switch vendors are being acquired or merged with larger, adjacent market vendors to enable them to deliver complete and broad solutions. As a result, we believe that, as an independent Ethernet switch vendor, we must provide products that, when combined with the products of our large strategic partners, create compelling solutions for end user customers.

Restructuring

During fiscal 2009, we reduced employee headcount by approximately 6%. As a result of these actions, we have recorded a restructuring charge of $2.7 million, net of reversal, for severance, asset and facility charges partially offset by a $0.5 million adjustment resulting from additional sublease income related to prior restructuring charges, netting $2.2 million of restructuring charges for the year.

We have taken and plan to continue to take other steps to manage our business in the current economic environment. For example, we have reduced our contingent work force, scheduled shutdown weeks, reduced travel and other discretionary spending, and restricted hiring activities.

Stock Repurchase

We repurchased 28,571,428 shares of our common stock on September 19, 2008 at $3.50 per share. Total cash expenditures were $101.4 million for the common stock repurchased, including direct costs associated with the repurchase. Primarily as a result of the share repurchase, our outstanding shares of common stock decreased from 116,867,768 as of August 29, 2008 to 88,799,835 as of June 28, 2009.

Results of Operations

Our operations and financial performance have been affected by the economic factors described above, and during fiscal 2009, we achieved the following results:

•	Net revenue of $335.6 million, a decrease of 7.3% over fiscal 2008 net revenue of $361.8 million.

•	Product revenue of $273.8 million, a decrease of 9.4% from fiscal 2008 product revenue of $302.3 million.

•	Service revenue of $61.8 million, an increase of 3.8% from fiscal 2008 service revenue of $59.5 million.

•

Total gross margin was 56.8% of net revenue in fiscal 2009 (including share-based compensation expense of $0.5 million), compared to 56.7% in fiscal 2008 (including share-based compensation expense of $0.7 million).

•

Net income was $2.8 million in fiscal 2009 (including share-based compensation expense of $3.9 million and restructuring charge of $2.2 million), a decrease from net income of $8.4 million in fiscal 2008 (including share-based compensation expense of $5.1 million and restructuring charge of $0.9 million).

•

Cash flow provided by operating activities was $4.7 million, compared to cash flow provided by operating activities of $16.2 million in fiscal 2008, a decrease of $11.5 million. Cash and cash equivalents, short-term investments and marketable securities were $127.4 million as of June 28, 2009, a decrease of $98.3 million, primarily as a result of the stock repurchase described above, compared to $225.7 million as of June 29, 2008.

Net Revenue

The following table presents net product and service revenue for the fiscal years 2009, 2008 and 2007 (dollars in thousands):

	Year Ended
	June 28, 2009	% of Net Revenues	June 29, 2008	% of Net Revenues	July 1, 2007	% of Net Revenues

Net Revenue:
Product	$273,772	81.59%	$302,313	83.60%	$280,497	81.82%
Service	61,787	18.41%	59,522	16.40%	62,337	18.18%

Total net revenue	$335,559	100.00%	$361,835	100.00%	$342,834	100.00%

Product revenue was $273.8 million in fiscal 2009, a decrease of 9.4% over fiscal 2008 product revenue of $302.3 million. The decrease was primarily due to lower sales volumes mainly as a result of the weakness in the U. S. economy.

Product revenue was $302.3 million in fiscal 2008, an increase of 7.8% over fiscal 2007 product revenue of $280.5 million. The increase was primarily due to increases in stackable product revenue of $26.2 million offset by a decrease in modular product revenue of $7.7 million.

Service revenue was $61.8 million in fiscal 2009, an increase of 3.8% over fiscal 2008 service revenue of $59.5 million. The increase was primarily due to improved execution in the EMEA maintenance renewal business, resulting in higher maintenance renewal rates.

Service revenue was $59.5 million in fiscal 2008, a decrease of 4.5% over fiscal 2007 service revenue of $62.3 million. The decrease was primarily due to the expiration of maintenance contracts on older products, which was only partially offset by service revenue from contracts for newer stackable products which carry a lower service attach rate.

We operate in three regions: North America, which includes the United States, Canada and Central America; EMEA, which includes Europe, Middle East, Africa and South America; and APAC which includes Asia Pacific and Japan. The following table presents the total net revenue geographically for the fiscal years 2009, 2008, and 2007 (dollars in thousands):

	Year Ended
	June 28, 2009	% of Net Revenues	June 29, 2008	% of Net Revenues	July 1, 2007	% of Net Revenues

Net Revenues:
North America	$130,995	39.04%	$158,215	43.72%	$141,064	41.15%
EMEA	153,764	45.82%	143,535	39.67%	136,577	39.84%
APAC	50,800	15.14%	60,085	16.61%	65,193	19.01%

Total net revenues	$335,559	100.00%	$361,835	100.00%	$342,834	100.00%

In fiscal 2009, North America revenue was $131.0 million, a decrease of $27.2 million, or 17.2% from fiscal 2008 revenue of $158.2 million. The decrease in revenue in North America was primarily due to the economy in the United States. Revenue in EMEA increased by $10.3 million, or 7.1%, in fiscal 2009 as compared to fiscal 2008. The increase in revenue was primarily due to increased sales to service providers in Europe. Revenue in APAC decreased by $9.3 million or 15.5% in fiscal 2009 as compared to fiscal 2008. The decrease in revenue was primarily due to weakness in Japan and China due to sales execution issues.

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

We rely upon multiple channels of distribution, including a two-tiered distribution channel. One of these distribution channels, tier 1 distributors, consists of large distributors who purchase our products and make them available to resellers. Revenue through our tier 1 distributor channel was 53% of total product revenue in fiscal 2009, 47% in fiscal 2008 and 49% in fiscal 2007. The level of sales to any one customer, including a distributor, may vary from period to period.

Cost of Revenue and Gross Profit

The following table presents the gross profit on product and service revenue and the gross profit percentage of net revenue for the fiscal years 2009, 2008 and 2007 (dollars in thousands):

	Year Ended
	June 28, 2009	Gross Margin %	June 29, 2008	Gross Margin %	July 1, 2007	Gross Margin %
Gross profit:
Product	$157,041	57.36%	$178,980	59.20%	$156,199	55.70%
Service	33,487	54.20%	26,328	44.20%	28,996	46.50%

Total gross profit	$190,528	56.78%	$205,308	56.70%	$185,195	54.00%

Cost of product revenue includes costs of raw materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans, and document control. We outsource substantially all of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, document control and distribution at our facility in Santa Clara, California. Accordingly, a significant portion of our cost of product revenue consists of payments to our primary contract manufacturers, Flextronics International, Ltd. located in Guadalajara, Mexico, Alpha Networks, located in Hsinchu, Taiwan and Benchmark Electronic, Inc, located in Huntsville, Alabama, U.S.A.

Product gross profit in fiscal 2009 was $157.0 million, representing a decrease of $21.9 million or 12.3% from fiscal 2008. As a percentage of revenue, product gross profit decreased 1.8% percentage points compared to fiscal 2008. The decrease in product gross profit was primarily driven by lower volume of $21.7 million and increased material cost of $6.1 million, offset by changes in product mix of $2.6 million, lower distribution cost of $1.9 million, lower royalties of $1.0 million due to the completion of amortization expense related to certain technology agreements and lower operating costs of $0.7 million due to cost controls.

Product gross profit in fiscal 2008 was $179.0 million, representing an increase of $22.8 million or 14.6% from fiscal 2007. As a percentage of revenue, product gross profit increased 3.5%. The increase in product gross margin was primarily driven by increased revenue which is attributed to volume, average selling price (ASP) and mix changes of $16.8 million. Other contributing factors that drove the increase were a change in estimate of our warranty reserve in the third quarter of fiscal 2008 which resulted in $1.4 million in savings, $2.6 million reduction in warranty expenses due to improved product quality and lower repair costs, $0.9 million reduction in operations overhead costs, $0.8 million decrease in excess and obsolescence costs and $0.3 million decrease in share-based compensation expense.

Our cost of service revenue consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross profit in fiscal 2009 was $33.5 million, an increase of $7.2 million or 27.2% from fiscal 2008. The increase in service gross profit was the result of an increase of $2.3 million in maintenance revenue primarily in EMEA, the use of written down inventory of $1.2 million, a reduction of customer specific warranty programs of $0.9 million and lower repair costs of $2.2 million due to improved quality. We believe service gross profit will continue to be favorably impacted by the usage of written down inventory for the first half of fiscal 2010.

Service gross profit in fiscal 2008 was $26.3 million, a decrease of $2.7 million or 9.2% from fiscal 2007 gross profit of $29.0 million. Service gross profit in fiscal 2008 was negatively impacted by the expiration of maintenance contracts on older products, which were only partially offset by service revenue from contracts for newer stackable products which carry a lower service attach rate. The cost of service revenue in fiscal 2008 includes $0.3 million in share-based compensation expense compared to $0.4 million in fiscal 2007.

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

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses were $99.2 million in fiscal 2009, $103.3 million in fiscal 2008 and $102.1 million in fiscal 2007, representing a decrease of 4.0% in fiscal 2009 from fiscal 2008, and an increase of 1.2% in fiscal 2008 from fiscal 2007. As a percentage of net revenue, sales and marketing expenses were 29.6% in fiscal 2009, 28.5% in fiscal 2008, and 29.8% in fiscal 2007.

The decrease in fiscal 2009 compared to fiscal 2008 of $4.1 million was primarily due to lower salaries and benefits of $1.3 million, lower commission expenses of $2.5 million resulting from lower revenue, lower travel of $1.1 million due to cost cutting measures and lower share-based compensation expense of $0.3 million. These decreases were offset by increases in general expenses of $1.1 million.

The increase in fiscal 2008 of $1.2 million was primarily due to an increase in salaries, benefits, commission expenses and employee related expenses of $3.6 million, offset by decreases in equipment purchases of $0.8 million, marketing program expenses of $0.4 million, travel of $0.3 million, and share-based compensation expense of $0.5 million.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products. Research and development expenses were $58.2 million in fiscal 2009, $65.3 million in fiscal 2008 and $67.1 million in fiscal 2007. As a percentage of total net revenue, research and development expenses were 17.3% in fiscal 2009, 18.1% in fiscal 2008 and 19.6% in fiscal 2007. We expense all research and development expenses as incurred.

Research and development expenses decreased $7.1 million or 11.0% for fiscal 2009 from fiscal 2008. The decrease was primarily due to lower project spending of $2.6 million on modular and stackable products, lower salaries and benefits of $2.2 million driven mainly by lower variable compensation expense, a decrease in the Avaya warrant amortization expense of $1.0 million, lower supplies and small equipment expense of $0.8 million and lower depreciation expense of $0.6 million.

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

General and Administrative Expenses

General and administrative expenses were $30.0 million in fiscal 2009, $34.7 million in fiscal 2008, and $33.6 million in fiscal 2007, representing a decrease of 13.5% in fiscal 2009 from fiscal 2008 and a 3.0% increase in fiscal 2008 from fiscal 2007. As a percentage of net revenue, general and administrative expenses were 8.9% in fiscal 2009, 9.6% in fiscal 2008 and 9.8% in fiscal 2007.

The decrease in fiscal 2009 compared to fiscal 2008 of $4.7 million was primarily due to lower litigation fees of $4.0 million, lower share- based compensation of $0.4 million, and lower insurance costs of $0.4 million.

The increase in fiscal 2008 of $1.1 million was primarily due to an increase in litigation charges of $5.7 million to defend claims related to our intellectual property, an increase in professional service fees (audit, tax and legal) of $0.8 million, an increase in salaries and wages and incentive compensation of $1.0 million and an increase in bad debt reserves of $0.4 million offset by a decrease in costs of the special investigation into historical stock option granting practices of $6.9 million in fiscal 2007.

Restructuring Charge

During fiscal 2009, 2008 and 2007, we recorded restructuring charges of $2.2 million, $0.9 million and $4.0 million, respectively.

Charges in fiscal 2009 were:

•

$0.8 million related to our termination of 1% of our workforce, exiting a leased facility where the terminated employees worked and the write-off of impaired assets as part of our strategic plan. This restructuring was completed by the end of the third quarter of fiscal 2009.

•

$1.9 million related to a reduction-in-force of a further 5% of our workforce to reduce operating costs and realign our organization in the current competitive operating environment. The reduction-in-force was executed in the third quarter of fiscal 2009 and was completed by the end of the fourth quarter of fiscal 2009.

These charges were offset by a reversal of $0.5 million of restructuring expense due to higher than projected sublease receipt from a sublease renewal arrangement.

The charges in fiscal 2008 were for excess facilities charges and represented increases to the charges initially recognized during the fourth and third quarter of fiscal 2002, respectively due to changes in original estimates. The commercial real estate market deteriorated in fiscal 2006 through fiscal 2008, and we were not able to find suitable tenants to sublease these excess facilities necessitating additional charges due to lower than projected sublease receipts. The charges in fiscal 2007 included $1.1 million in the first through third quarters related to headcount reductions in our sales force in Japan, and $2.9 million in the fourth quarter to reduce headcount across several functional areas, terminate certain redundant contracts, and to exit an excess facility.

Interest Income

Interest income was $3.4 million in fiscal 2009, $10.2 million in fiscal 2008 and $13.6 million in fiscal 2007, representing a decrease of $6.8 million in fiscal 2009 from fiscal 2008, and a decrease of $3.3 million in fiscal 2008 from fiscal 2007. The decrease in interest income in fiscal 2009 from fiscal 2008 was due to a decrease in funds available for investment as a result of cash expenditure of $101.4 million in connection with the repurchase of 28,571,428 shares of common stock in the first quarter of fiscal 2009 and a decline in average interest yield from 4.7% in fiscal 2008 to 2.4% in fiscal 2009. The decrease in interest income in fiscal 2008 from fiscal 2007 was due primarily to a decrease in funds available for investment as a result of our retiring $200 million in convertible subordinated notes in December 2006.

Interest Expense

Interest expense was $0.1 million, $0.1 million and $3.1 million in fiscal 2009, 2008 and fiscal 2007, respectively. Interest expense in fiscal 2009 and fiscal 2008 were primarily related to interest amortization of technology agreements.

Other Income (Expense), net

Other income (expense) net, was income of $1.2 million in fiscal 2009, expense of $0.8 million in fiscal 2008 and expense of $0.9 million in fiscal 2007.

Other income in fiscal 2009 was primarily comprised of foreign currency gains of $1.1 million due to the strengthening of the U.S. dollar in fiscal 2009.

Other expense in fiscal 2008 was primarily comprised of foreign currency losses of $1.0 million, offset by realized gain on investments of $0.2 million.

Other expense in fiscal 2007 was primarily comprised of amortization of costs associated with the $200 million convertible subordinated notes of $0.7 million and foreign currency losses of $0.2 million.

Provision (Benefit) for Income Taxes

The provisions for income taxes of $2.5 million for fiscal 2009 were recorded for taxes due on income generated in certain U.S. states and foreign tax jurisdictions. The effective tax rate in fiscal 2009 was 46.8% which differs from the statutory tax rate of 35% due primarily to the tax impact of income from foreign operations. As of June 28, 2009, we had net operating loss carryforwards for federal and state tax purposes of $237.0 million and $52.5 million, respectively, of which $53.8 million and $21.5 million, respectively, represent deductions from share-based compensation for which a benefit would be recorded in additional paid-in capital when realized. We also had federal and state tax credit carryforwards of $9.1 million and $17.7 million, respectively, as of June 28, 2009. Federal net operating loss carryforwards of $237.0 million will start to expire beginning 2021 through 2027 and state net operating losses of $52.5 million will expire between 2011 through 2019, if not utilized. Federal tax credits of $9.1 million will expire beginning 2019, if not utilized and state tax credits of $17.7 million will expire beginning 2010, if not utilized. Under FAS 123R, the deferred tax asset for net operating losses excludes deductions for excess tax benefits related to share-based compensation.

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

Share-based Payments

Share-based compensation recognized in the financial statements by line item caption is as follows (dollars in thousands):

	Year Ended
	June 28, 2009	June 29, 2008	July 1, 2007
Cost of product revenue	$205	$479	$771
Cost of service revenue	253	251	359
Sales and marketing	1,349	1,656	2,173
Research and development	1,240	1,554	1,834
General and administrative	807	1,119	1,046

Total share-based compensation expense	3,854	5,059	6,183
Share-based compensation cost capitalized in inventory	(3)	(7)	(1)

Total share-based compensation cost	$3,851	$5,052	$6,182

In accordance with FAS 123R, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the table in Note 6 of Notes to Consolidated Financial Statements. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on both the implied volatilities from traded options on our stock and historical volatility on our stock.

For options granted prior to July 4, 2005, and valued (on a pro forma basis) in accordance with FAS 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility on our stock; we used the graded vesting method for expense attribution, and we recognized option forfeitures as they occurred as allowed by FAS 123.

For options granted after July 4, 2005, and valued in accordance with FAS 123R, the expected volatility used to estimate the fair value of the options was based on a combination of the historical volatility on our stock and the implied volatility; we used the straight-line method for expense attribution and we estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rate in fiscal 2009, based on our historical forfeiture experience, is approximately 9%.

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

During the first quarter of fiscal 2009, we concluded that software had become more-than-incidental to the product shipped. Effective beginning the first quarter of fiscal 2009, for sales related to products shipped during the quarter containing software that was more-than-incidental, we adopted the American Institute of Certified Public Accountants Statement of Position 97-2 “Software Revenue Recognition” (SOP 97-2) and related interpretations relating to the sale of products with a significant software component.

Such shipments grew during the second quarter of fiscal 2009 to represent of a majority of our shipped products. For arrangements with multiple software elements, we allocate revenue to each element of the arrangement using the residual method based on vendor specific objective evidence of fair value of the undelivered elements. We determine vendor specific objective evidence of fair value based on the price charged when the item is sold separately. The adoption of SOP 97-2 did not have a significant impact on our results of operations in fiscal 2009, as we had enhanced the standardization of our internal processes and pricing in anticipation of the application of SOP 97-2.

We derive the majority of our revenue from sales of our networking equipment, with the remaining revenue generated from service fees relating to the service contracts, professional services, and training on our products. We generally recognize product revenue from our value-added resellers, non-stocking distributors and end-user customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. In instances where the criteria for revenue recognition are not met, revenue is deferred until all criteria have been met. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis over the contractual service period. Service contracts typically range from one to two years. Our total deferred product revenue was $1.3 million and $1.2 million as of June 28, 2009 and June 29, 2008, respectively. Our total deferred revenue for services, primarily from service contracts, was $36.2 million and $38.8 million as of June 28, 2009 and June 29, 2008, respectively. Service contracts typically range from one to two years.

We make certain sales to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that sell primarily to resellers and, on occasion, to end-user customers. We grant stocking distributors the right to return a portion of unsold inventory to us for the purpose of stock rotation. We defer recognition of revenue on all sales until the distributors sell the product, as evidenced by monthly “sales-out” reports that the distributors provide to us. We also grant these distributors certain price protection rights. The distributor-related deferred revenue and receivables are adjusted at the time of the stock rotation return or price reduction. We also provide distributors with credits for changes in selling prices, and allow distributors to participate in cooperative marketing programs. We maintain estimated accruals and allowances for these exposures based upon our contractual obligations. In connection with cooperative advertising programs, we do not meet the criteria in EITF 01-09 for recognizing the expenses as marketing expenses and accordingly, the costs are recorded as a reduction to revenue in the same period that the related revenue is recorded.

The second tier of the distribution channel consists of a large number of third-party value-added resellers that sell directly to end-users. For product sales to value-added resellers, we do not grant return privileges, except for defective products during the warranty period, nor do we grant pricing credits. Accordingly, we recognize revenue upon transfer of title and risk of loss to the value-added reseller, which is generally upon shipment. We reduce product revenue for cooperative marketing activities that may occur under contractual arrangements that we have with our resellers.

We provide an allowance for sales returns based on our historical returns, analysis of credit memo data and our return policies. The allowance for sales returns was $0.9 million and $1.2 million as of June 28, 2009 and June 29, 2008, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. The provision for returns is charged to net revenue in the accompanying consolidated statements of operations, and was $0.9 million, $1.0 million and $1.4 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. If the historical data that we use to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenue. We estimate and adjust this allowance at each balance sheet date.

Inventory Valuation

Our inventory balance was $12.4 million as of June 28, 2009, compared with $13.9 million as of June 29, 2008. We value our inventory at lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We provide inventory allowances based on excess and obsolete inventories determined primarily by future demand forecasts. The allowance is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Any written down or obsolete inventory subsequently sold has not had a material impact on gross margin for any of the periods disclosed.

Inventory write-downs charged to cost of product revenue were $2.3 million in fiscal 2009, $2.2 million in fiscal 2008 and $3.0 million in fiscal 2007. Although we make every effort to ensure the accuracy of our forecasts of product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and we determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of product revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our operating margin in that period will be favorably impacted.

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

Our accrued warranty balance was $3.2 million as of June 28, 2009, compared to $4.8 million as of June 29, 2008. The determination of our warranty requirements is based on our actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust this accrual at each balance sheet date in accordance with changes in these factors. In fiscal year 2009, we recorded $2.1 million benefit for a change in estimates in warranty reserve resulting from reduction in actual returns and associated warranty cost.

The cost of new warranties issued that was charged to cost of product revenue was $7.1 million in fiscal 2009, $5.7 million in fiscal 2008 and $8.8 million in fiscal 2007. While we believe that our warranty accrual is adequate and that the judgments applied in calculating this accrual are appropriate, the assumptions used are based on estimates and these estimated amounts could differ materially from our actual warranty expenses in the future.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable balance, net of allowance for doubtful accounts, was $44.3 million and $64.4 million as of June 28, 2009 and June 29, 2008, respectively. The allowance for doubtful accounts for trade accounts receivable as of June 28, 2009 was $1.0 million, compared to $1.1 million as of June 29, 2008. We continually monitor and evaluate the collectability of our trade receivables based on a combination of factors. We record specific allowances for bad debts in general and administrative expense when we become aware of a specific customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends in the length of time the receivables are past due and historical collection experience. We mitigate some collection risk by requiring most of our customers in the Asia-Pacific region, excluding Japan and Australia, to pay cash in advance or secure letters of credit when placing an order with us. Our provision for doubtful accounts was an expense of $0.2 million in fiscal 2009, expense of $0.4 million in fiscal 2008 and $0 in fiscal 2007. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required. We write-off receivables to the allowance after all collection efforts are exhausted.

Deferred Tax Asset Valuation Allowance

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Significant management judgment is required in determining our valuation allowance recorded against our net deferred tax assets. We make an assessment of the likelihood that our net deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not believed to be likely, a valuation allowance is established. We provided a full valuation allowance against all of our U.S. federal and state net deferred tax assets in fiscal 2003 in the amount of $194.8 million in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. In fiscal 2009, the valuation allowance decreased by $14.1 million to $143.6, and in fiscal 2008, the valuation allowance decreased by $9.0 million to $157.7 million.

The valuation allowance is determined in accordance with the provisions of SFAS 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence, such as the current worldwide recession, quarterly losses and the challenge of forecasting financials in this economic environment, was given more weight than recent cumulative profits. Accordingly, we believe that there is sufficient negative evidence to require a full valuation allowance against our U.S federal and state net deferred tax assets under SFAS 109. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

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

As of June 28, 2009, we have $22.6 million of unrecognized tax benefits pursuant to FIN 48. If fully recognized in the future, $2.0 million would impact our effective tax rate, and $20.6 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. It is reasonably possible that the amount of unrealized tax benefits could decrease by $1.3 million during the next 12 months due to the expiration of the statue of limitations in a foreign jurisdiction.

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

Liquidity and Capital Resources

The following summarizes information regarding our cash and investments and working capital (in thousands):

	As of
	June 28, 2009	June 29, 2008
Cash, cash equivalents, short-term investments and marketable securities	$127,402	$225,672
Working capital	$23,414	$80,096

The decrease in working capital as of June 28, 2009 as compared to June 29, 2008 is primarily due a decrease in cash and short term investments. See Key Components of Cash Flows and Liquidity below for further details.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Year Ended
	June 28, 2009	June 29, 2008	July 1, 2007
Net cash provided by (used in) operating activities	$4,702	$16,166	$(270)
Net cash provided by (used in) investing activities	$70,379	$(21,053)	$193,325
Net cash provided by (used in) financing activities	$(99,256)	$3,684	$(214,080)

Net decrease in cash and cash equivalents	$(24,174)	$(1,203)	$(21,025)

Cash and cash equivalents, short-term investments and marketable securities were $127.4 million and $225.7 million at June 28, 2009 and June 29, 2008, respectively, representing a decrease of $98.3 million. This decrease was primarily due to the use of $101.4 million to repurchase 28,571,428 shares of common stock and capital expenditures of $6.9 million, offset by $2.1 million received for common stock purchases and $4.7 million provided by operations.

Cash provided by operating activities was $4.7 million, a decrease of $11.5 million compared to cash provided by operating activities of $16.2 million in fiscal 2008. Net income was $2.8 million and included significant non-cash charges including depreciation of $5.9 million, $3.9 million in share-based compensation expense and $2.3 million in the provision for excess and obsolete inventory.

Accounts receivable, net, decreased to $44.3 million at June 28, 2009 from $64.4 million at June 29, 2008. Days sales outstanding in receivables decreased to 49 days at June 28, 2009 from 59 days at June 29, 2008. The decrease in accounts receivable and days sales outstanding were primarily due to decreased revenue. Inventories decreased to $12.4 million at June 28, 2009 from $13.9 million at June 29, 2008. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence because of declining demand, rapidly changing technology, environmental regulations and customer requirements. Deferred revenue, net decreased to $37.5 million at June 28, 2009 from $40.3 million at June 29, 2008. This decrease was due primarily to lower product sales which decreased sales of service agreements as well.

Cash flow provided by investing activities was $70.4 million. Capital expenditures were $6.9 million and purchases of investments were $44.5 million, offset by proceeds from maturities of investments and marketable securities of $28.2 million and sales of investments and marketable securities of $93.6 million.

Cash used in financing activities was $99.3 million. Cash used to repurchase common stock, including expenses, was $101.4 million, offset by proceeds from issuance of common stock of $2.1 million.

We repurchased 28,571,428 shares of our common stock on September 19, 2008 at $3.50 per share. Total cash expenditures were $101.4 million for the common stock repurchased, including direct costs associated with the repurchase. Primarily as a result of the share repurchase, our outstanding shares of common stock decreased from 116,867,768 as of August 29, 2008 to 88,799,835 as of June 28, 2009.

We have a revolving line of credit for $10.0 million with a major lending institution which was renewed on January 22, 2009, and is contractually available to us until January 22, 2010. Borrowings under this line of credit bear interest at the bank’s prime rate. As of June 28, 2009, there were no outstanding borrowings under this facility. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of June 28, 2009, we had issued a letter of credit totaling $0.2 million to the Employment Development Department to fulfill our obligations under the Self-Insured Voluntary Disability Plan. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of June 28, 2009.

In October 2008, we entered into a secured line of credit with UBS, collateralized by our auction rate securities (“ARS”) held by UBS. The maximum amount of credit available under this line of credit is $28.8 million. On November 7, 2008 we accepted the UBS Rights Offer and hence the terms of the “no net cost” loan program apply to this line of credit. Under this program, the interest rate on this secured credit facility will be equivalent to the interest rate earned by us on the ARS at UBS, resulting in no net interest cost to us. There are currently no outstanding borrowings under this line of credit.

Contractual Obligations

The following summarizes our contractual obligations at June 28, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less Than 1 Year			More Than Five Years
	Total		1 – 3 Years	3 – 5 Years
Contractual Obligations:
Non-cancelable inventory purchase commitments	$19,851	$19,851	$—	$—	$—
Non-cancelable operating lease obligations	14,069	6,886	5,997	1,186	—
Other non-cancelable purchase commitments	2,484	500	1,984	—	—

Total contractual cash obligations	$36,404	$27,237	$7,981	$1,186	$—

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $19.9 million as of June 28, 2009, a decrease of $8.6 million from $28.5 million as of June 29, 2008. The decrease was primarily related to lower projected sales in the first quarter of fiscal 2010 as compared to higher projected sales in the first quarter of fiscal 2009.

We did not have any material commitments for capital expenditures as of June 28, 2009. Other non-cancelable purchase commitments represent OEM and technology agreements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 28, 2009.

Capital Resources and Financial Condition

As of June 28, 2009, in addition to $46.2 million in cash and cash equivalents, we had $9.0 million invested in short-term and $72.2 million invested in long-term marketable investments for a total cash and cash equivalents, short-term investments and marketable securities of $127.4 million.

At June 28, 2009, we held approximately $40.8 million (par value) of illiquid non-current Auction Rate Securities (ARS). The decline in value of these securities reflects market related liquidity conditions resulting from the general collapse of the credit markets and not the issuer’s creditworthiness. The ARS are collateralized by student loan portfolios that are approximately 93% guaranteed by the US Department of Education and maintain a credit rating of AAA and AA. Historically, these securities provided liquidity to investors through their interest rate reset feature – i.e., interest rates on these securities are reset through a bidding process (or auction) at frequent, pre-determined intervals (typically every 7 to 28 days). At each reset, investors could either rollover and maintain their holdings or liquidate them at par value. Since February 2008, auctions related to our ARS have failed as a result of the deterioration of the credit markets, rendering these securities illiquid.

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

New Accounting Pronouncements

In June 2009, the FASB issued FAS 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“FAS 168”), which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. This Statement supersedes FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which defined the order in which accounting principles that are generally accepted should be followed. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We are currently evaluating the impact that the adoption of FAS 168 may have on our consolidated results of operations, financial condition or financial disclosures.

In May 2009, the FASB issued FAS 165, Subsequent Events (“FAS 165”), which establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for financial statements issued interim or annual financial periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on our consolidated results of operations, financial condition or financial disclosures.

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities, An Amendment of FASB Statement No. 133 (“FAS161”) (together with Statement 133, referred to as Statement 133(R)). FAS161 provides disclosure requirements for derivative instruments and hedging activities and applies to all derivative instruments, including bifurcated derivative instruments (and nonderivative instruments that are designated and qualify as hedging instruments) and related hedged items accounted for under Statement 133. It amends and expands the previous disclosure requirements of Statement 133. FAS161 is effective for interim periods beginning after 15 November 2008 and fiscal years that include those interim periods (i.e., first quarter 2009 for calendar year-end companies). The adoption of FAS 161 did not have a material impact to consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FAS157-4”), which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 157-4 did not have a material impact on our consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FAS 115”), which provides operational guidance for determining other-than-temporary impairments (“OTTI”) for debt securities. FSP No. 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107 extends the disclosure requirements of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (“Statement 107”), to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, Interim Financial Reporting. Statement 107 requires disclosures of the fair value of all financial instruments (recognized or unrecognized), except for those specifically listed in paragraph 8 of Statement 107, when practicable to do so. These fair value disclosures must be presented together with the carrying amount of the financial instruments in a manner that clearly distinguishes between assets and liabilities and indicates how the carrying amounts relate to amounts reported on the balance sheet. An entity must also disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our consolidated results of operations or financial condition.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to us for business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. We continue to evaluate the impact on the adoption of SFAS 141R may have on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 clarifies the classification in a company’s consolidated balance sheet and the accounting for and disclosure of transactions between the company and holders of non-controlling interests. SFAS 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. Early adoption is not permitted. We do not expect the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

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

We hold a variety of interest bearing ARS that represent investments in pools of student loans. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. On November 7, 2008, we accepted the UBS Rights Offer from UBS, providing us with rights related to our ARS. The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. We expect to sell our ARS under the Rights in the period beginning in 2010. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. As of June 28, 2009, we continue to classify our entire balance of ARS in long-term marketable securities in our consolidated balance sheet.

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

The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 28, 2009 and June 29, 2008.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
June 28, 2009:
Included in cash and cash equivalents	$11,368			$11,368	$11,368
Weighted average interest rate	0.11%
Included in short-term investments	$0	$8,976		$8,976	$8,976
Weighted average interest rate	0.00%	2.03%
Included in marketable securities			$72,231	$72,231	$72,231
Weighted average interest rate			1.52%

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
June 29, 2008:
Included in cash and cash equivalents	$26,283			$26,283	$26,283
Weighted average interest rate	2.51%
Included in short-term investments	$24,468	$18,454		$42,922	$42,922
Weighted average interest rate	2.61%	2.21%
Included in marketable securities			$112,380	$112,380	$112,380
Weighted average interest rate			2.87%

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

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). At June 28, 2009, these forward foreign currency contracts had a notional principal amount of $5.5 million and fair value is insignificant. These contracts have maturities of less than 60 days.

Additionally, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona and the British Pound. These derivatives are not designated as hedges under SFAS 133. At June 28, 2009, we held foreign currency forward contracts with a notional principal amount and fair value of $13.7 million and $0.1 million. These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction gains and losses from operations, including the impact of hedging, were a loss of $0.1 million in fiscal 2009, a loss of $1.3 million in fiscal 2008 and a loss of $0.2 million in fiscal 2007.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Extreme Networks, Inc.

We have audited the accompanying consolidated balance sheets of Extreme Networks, Inc. as of June 28, 2009 and June 29, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 28, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Extreme Networks, Inc. at June 28, 2009 and June 29, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 28, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, in fiscal year 2008, Extreme Networks, Inc. changed its method of accounting for uncertain tax positions in accordance with the guidance provided in Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Extreme Networks, Inc.’s internal control over financial reporting as of June 28, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

August 28, 2009

EXTREME NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 28, 2009	June 29, 2008
ASSETS
Current assets:
Cash and cash equivalents	$46,195	$70,370
Short-term investments	8,976	42,922
Accounts receivable, net of allowances of $2,135 at June 28, 2009 ($2,462 at June 29, 2008)	44,278	64,417
Inventories, net	12,380	13,942
Deferred income taxes	244	254
Prepaid expenses and other current assets, net	4,368	4,654

Total current assets	116,441	196,559
Property and equipment, net	44,229	43,348
Marketable securities	72,231	112,380
Other assets, net	13,736	13,474

Total assets	$246,637	$365,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,771	$16,921
Accrued compensation and benefits	12,320	18,956
Restructuring liabilities	3,559	2,612
Accrued warranty	3,170	4,824
Deferred revenue, net	30,058	31,284
Deferred revenue, net of cost of sales to distributors	9,821	14,138
Other accrued liabilities	21,328	27,728

Total current liabilities	93,027	116,463
Restructuring liabilities, less current portion	3,519	6,777
Deferred revenue, less current portion	7,425	9,006
Deferred income taxes	564	403
Other long-term liabilities	592	1,058
Commitments and contingencies (Note 4)	—	—
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 128,425,140 issued at June 28, 2009 and 127,358,570 at June 29, 2008	128	127
Treasury stock, 39,625,305 shares at June 28, 2009 and 11,053,877 at June 29, 2008	(149,666)	(48,303)
Additional paid-in-capital	949,113	943,156
Accumulated other comprehensive income (loss)	1,323	(723)
Accumulated deficit	(659,388)	(662,203)

Total stockholders’ equity	141,510	232,054

Total liabilities and stockholders’ equity	$246,637	$365,761

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	June 28, 2009	June 29, 2008	July 1, 2007
Net revenues:
Product	$273,772	$302,313	$280,497
Service	61,787	59,522	62,337

Total net revenues	335,559	361,835	342,834

Cost of revenues:
Product(1)	116,731	123,333	124,298
Service(1)	28,300	33,194	33,341

Total cost of revenues	145,031	156,527	157,639

Gross profit:
Product	157,041	178,980	156,199
Service	33,487	26,328	28,996

Total gross profit	190,528	205,308	185,195

Operating expenses:
Sales and marketing(1)	99,237	103,252	102,052
Research and development(1)	58,176	65,335	67,085
General and administrative(1)	30,011	34,656	33,638
Restructuring charge, net of reversal	2,245	893	4,003

Total operating expenses	189,669	204,136	206,778

Operating income (loss)	859	1,172	(21,583)
Interest income	3,360	10,229	13,551
Interest expense	(147)	(89)	(3,149)
Other income / (expense), net	1,215	(753)	(876)

Income (loss) before income taxes	5,287	10,559	(12,057)
Provision for income taxes	2,472	2,178	2,140

Net income (loss)	$2,815	$8,381	$(14,197)

Basic and diluted net income (loss) per share:
Net income (loss) per share – basic	$0.03	$0.07	$(0.12)
Net income (loss) per share – diluted	$0.03	$0.07	$(0.12)
Shares used in per share calculation – basic	94,225	115,002	114,122
Shares used in per share calculation – diluted	94,284	115,784	114,122

(1) Includes share-based compensation expense as follows:
Cost of product revenue	$205	$479	$771
Cost of service revenue	253	251	359
Sales and marketing	1,349	1,656	2,173
Research and development	1,240	1,554	1,834
General and administrative	807	1,119	1,046

Total stock-based compensation expense	3,854	5,059	6,183
Capitalized in inventory	(3)	(7)	(1)

Total stock-based compensation expense, net	$3,851	$5,052	$6,182

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock and capital in excess of par value		Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 2, 2006	124,469	927,835	(7,136)	(33,700)	(1,567)	(656,387)	236,181
Components of comprehensive income:
Net loss	—	—	—	—	—	(14,197)	(14,197)
Change in unrealized gain on investments, net of tax expense of $0	—	—	—	—	1,737	—	1,737
Change in unrealized loss on derivatives	—	—	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	—	—	404	—	404

Total comprehensive loss							(12,058)

Exercise of options to purchase common stock, net of repurchases	419	(180)	—	—	—	—	(180)
Issuance of common stock under employee stock purchase plan	217	702	—	—	—	—	702
Share-based payments, net of repurchases	—	6,183	—	—	—	—	6,183
Repurchase of common stock	—	—	(3,918)	(14,603)	—	—	(14,603)

Balances at July 1, 2007	125,105	$934,540	(11,054)	$(48,303)	$572	$(670,584)	$216,225
Components of comprehensive income:
Net income	—	—	—	—	—	8,381	8,381
Change in unrealized gain on investments, net of tax expense of $0	—	—	—	—	(2,349)	—	(2,349)
Change in unrealized loss on derivatives	—	—	—	—	3	—	3
Foreign currency translation adjustment	—	—	—	—	1,051	—	1,051

Total comprehensive income							7,086

Exercise of options to purchase common stock, net of repurchases	914	2,250	—	—	—	—	2,250
Issuance of common stock under employee stock purchase plan	480	1,425	—	—	—	—	1,425
Exercise of warrant by Avaya	859	9	—	—	—	—	9
Share-based payments, net of repurchases	—	5,059	—	—	—	—	5,059

Balances at June 29, 2008	127,358	$943,283	(11,054)	$(48,303)	$(723)	$(662,203)	$232,054
Components of comprehensive income:
Net income	—	—	—	—	—	2,815	2,815
Change in unrealized gain on investments, net of tax expense of $0	—	—	—	—	3,162	—	3,162
Change in unrealized loss on derivatives	—	—	—	—	(3)	—	(3)
Foreign currency translation adjustment	—	—	—	—	(1,113)	—	(1,113)

Total comprehensive income							4,861

Exercise of options to purchase common stock, net of repurchases	401	940	—	—	—	—	940
Issuance of common stock under employee stock purchase plan	666	1,167	—	—	—	—	1,167
Share-based payments, net of repurchases	—	3,851	—	—	—	—	3,851
Repurchase of common stock	—	—	(28,571)	(101,363)	—	—	(101,363)

Balances at June 28, 2009	128,425	$949,241	(39,625)	$(149,666)	$1,323	$(659,388)	$141,510

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	June 28, 2009	June 29, 2008	July 1, 2007
Cash flows from operating activities:
Net income (loss)	$2,815	$8,381	$(14,197)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,902	7,193	7,926
Gain on value of UBS option to put securities	(4,520)	—	—
ARS mark to market, trading loss	4,520	—	—
Provision for doubtful accounts	232	416	—
Provision for excess and obsolete inventory	2,265	2,172	3,030
Deferred income taxes	170	578	64
Amortization of warrant	—	1,349	4,048
Loss on retirement of assets	94	300	54
Stock-based compensation	3,854	5,059	6,183
Restructuring charge, net of reversal	2,244	893	4,003
Changes in operating assets and liabilities, net
Accounts receivable	19,907	(18,413)	(1,353)
Inventories	(706)	5,567	(9,492)
Prepaid expenses and other assets	26	5,813	(2,342)
Accounts payable	(4,150)	(4,382)	1,165
Accrued compensation and benefits	(6,636)	4,115	3,083
Restructuring liabilities	(4,553)	(5,492)	(7,057)
Accrued warranty	(1,654)	(2,359)	155
Deferred revenue, net	(2,807)	(1,791)	(2,157)
Deferred revenue, net of cost of sales to distributors	(4,317)	2,151	1,878
Other accrued liabilities	(7,518)	5,520	4,084
Other long-term liabilities	(466)	(904)	655

Net cash provided by (used in) operating activities	4,702	16,166	(270)

Cash flows provided by (used in) investing activities:
Capital expenditures	(6,877)	(7,683)	(4,637)
Purchases of investments	(44,479)	(307,442)	(210,711)
Proceeds from maturities of investments and marketable securities	28,164	122,063	213,153
Proceeds from sales of investments and marketable securities	93,571	172,009	195,520

Net cash provided by (used in) investing activities	70,379	(21,053)	193,325

Cash flows (used in) provided by financing activities:
Proceeds from issuance of common stock	2,107	3,684	523
Proceeds from exercise of warrants	—	—	(14,603)
Repurchase of common stock, including expenses	(101,363)	—	(200,000)

Net cash (used in) provided by financing activities	(99,256)	3,684	(214,080)

Net decrease in cash and cash equivalents	(24,175)	(1,203)	(21,025)

Cash and cash equivalents at beginning of period	70,370	71,573	92,598

Cash and cash equivalents at end of period	$46,195	$70,370	$71,573

Supplemental disclosure of cash flow information:
Interest paid	$146	$88	$3,500
Cash paid for income taxes, net	$2,825	$996	$5,285

See accompanying notes to the consolidated financial statements.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is a 52/53-week fiscal accounting year that closes on the Sunday closest to June 30th every year. Fiscal 2009, fiscal 2008 and fiscal 2007 were 52-week fiscal years. All references herein to “fiscal 2009” or “2009” represent the fiscal year ended June 28, 2009. The Company has evaluated all subsequent events through August 28, 2009, the date the financial statements were filed with the SEC.

Principles of Consolidation

The consolidated financial statements include the accounts of Extreme Networks and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

The Company uses the U.S. dollar predominately as its functional currency. The functional currency for certain of its foreign subsidiaries is the local currency based on the criteria of SFAS No. 52, Foreign Currency Translation. For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated to United States dollars at current rates of exchange; and revenue and expenses are translated using average rates. Gains and losses from foreign currency translation are included as a separate component of other comprehensive income (loss). Foreign currency transaction gains and losses from operations, including the impact of hedging, was a loss of $0.1 million in fiscal 2009, a loss of $1.3 million in fiscal 2008 and a loss of $0.2 million in fiscal 2007.

Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but are not limited to, the accounting for the allowances for doubtful accounts and sales returns, inventory valuation, depreciation and amortization, valuation of ARS, valuation of UBS put option impairment of long-lived assets, warranty accruals, restructuring liabilities, measurement of share-based compensation costs and income taxes. Actual results could differ materially from these estimates.

Revenue Recognition

Historically, the Company’s products have been hardware-focused and the Company has recognized revenue in accordance with the principles of SAB 104 and EITF 00-21. The Company has been monitoring a variety of factors with respect to its product evolution, including whether the software component of its products is becoming more-than-incidental to the hardware product.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of fiscal 2009, the Company concluded that software had become more-than-incidental to the product shipped. Effective beginning the first quarter of fiscal 2009, for sales related to products shipped during the quarter containing software that was more-than-incidental, the Company adopted the American Institute of Certified Public Accountants Statement of Position 97-2 “Software Revenue Recognition” (SOP 97-2) and related interpretations relating to the sale of products with a significant software component.

Such shipments grew during the second quarter of fiscal 2009 to represent a majority of the Company’s shipped products. For arrangements with multiple software elements, the Company allocates revenue to each element of the arrangement using the residual method based on vendor specific objective evidence of fair value of the undelivered elements. The Company determines vendor specific objective evidence of fair value based on the price charged when the item is sold separately. The adoption of SOP 97-2 did not have a significant impact on our results of operations in fiscal 2009, as the Company had enhanced the standardization of its internal processes and pricing in anticipation of the application of SOP 97-2.

The Company derives the majority of its revenue from sales of its networking equipment, with the remaining revenue generated from service fees relating to the service contracts, professional services, and training for its products. The Company generally recognizes product revenue from its value-added resellers, non-stocking distributors and end-user customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable, and collection of the sales proceeds is reasonably assured. In instances where the criteria for revenue recognition are not met, revenue is deferred until all criteria have been met. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis over the contractual service period. Service contracts typically range from one to two years.

The Company makes certain sales to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that sell primarily to resellers and, on occasion, to end-user customers. The Company grants stocking distributors the right to return a portion of unsold inventory for the purpose of stock rotation. The Company defers recognition of revenue on all sales to these distributors until the distributors sell the product, as evidenced by monthly “sales-out” reports that the distributors provide. The Company also grants these distributors certain price protection rights. The distributor-related deferred revenue and receivables are adjusted at the time of the stock rotation return or price reduction. The Company also provides distributors with credits for changes in selling prices, and allows distributors to participate in cooperative marketing programs. The Company maintains estimated accruals and allowances for these exposures based upon the Company’s contractual obligations. In connection with cooperative advertising programs, the Company does not meet the criteria in EITF 01-09 for recognizing the expenses as marketing expenses and accordingly, the costs are recorded as a reduction to revenue in the same period that the related revenue is recorded.

The second tier of the distribution channel consists of a large number of third-party value-added resellers that sell directly to end-users. For product sales to value-added resellers, the Company does not grant return privileges, except for defective products during the warranty period, nor does the Company grant pricing credits. Accordingly, the Company recognizes revenue upon transfer of title and risk of loss to the value-added reseller, which is generally upon shipment. The Company reduces product revenue for cooperative marketing activities that may occur under contractual arrangements with its resellers.

The Company provides an allowance for sales returns based on its historical returns, analysis of credit memo data and its return policies. The allowance for sales returns was $0.9 million and $1.2 million as of June 28, 2009 and June 29, 2008, respectively, for estimated future returns that were recorded as a reduction of

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our accounts receivable. The provision for returns is charged to net revenue in the accompanying consolidated statements of operations, and was $0.9 million, $1.0 million and $1.4 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. If the historical data that the Company uses to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenue. The Company estimates and adjusts this allowance at each balance sheet date.

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

Investments include available-for-sale investment-grade debt securities and trading securities that the Company carries at fair value. The Company accumulates unrealized gains and losses on the Company’s available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of its balance sheets. Such an unrealized gain or loss does not reduce net income for the applicable accounting period. If the fair value of an available-for-sale debt instrument is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) the Company intends to sell the instrument, (2) it is more likely than not that the Company will be required to sell the instrument before recovery of its amortized cost basis, or (3) the Company does not expect to recover the entire amortized cost basis of the instrument (that is, a credit loss exists). If the Company intends to sell or it is more likely than not that the Company will be required to sell the available-for-sale debt instrument before recovery of its amortized cost basis, the Company recognizes an other-than-temporary impairment in earnings equal to the entire difference between the debt instruments’ amortized cost basis and its fair value. For available-for-sale debt instruments that are considered other-than-temporarily impaired due to the existence of a credit loss, if the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the instrument before recovery of its remaining amortized cost basis (amortized cost basis less any current-period credit loss), the Company separates the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the debt instrument’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the debt instrument’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income (loss).

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

ARS are investments with contractual maturities generally between 0 and 40 years. Examples of the underlying collateral for these securities include municipal bonds, preferred stock, and a pool of student loans or collateralized debt obligations with interest rates resetting every 7 to 49 days through an auction process. At the

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

end of each reset period, investors may sell or continue to hold the securities at par. As of June 28, 2009, the Company held $40.8 million principal amount in ARS, with contractual maturities from 25 to 40 years. All of these ARS are backed by student loans, are over-collateralized, and on an aggregate basis, 93% are guaranteed by the U.S. Department of Education. In addition, all ARS held by the Company are rated as either AA or AAA.

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

As of June 28, 2009, there continues to be no auction market for the Company’s ARS. In the absence of a liquid market to value these securities, the Company has used a discounted cash flow model to estimate the fair value of its investments in ARS as of June 28, 2009. The valuation model is based on the following key assumptions:

•	17 years to liquidity based on weighted average expected life of a security and its underlying collateral;

•	continued receipt of contractual interest; and

•	discount rates ranging from 5.0% to 8.0%, which incorporate a spread for both credit and liquidity risk.

Based on the discounted cash flow model described above, the Company determined that, at June 28, 2009, the fair value of the ARS was $36.3 million, which was 89% ($4.5 million unrealized loss) of the principal value of $40.8 million. This represented a decrease in the valuation of the ARS from 94% ($2.5 million unrealized loss) of principal value as of June 28, 2008. The market conditions related to the availability of liquidity and credit continued to worsen in fiscal 2009 from fiscal 2008, thereby increasing the discount rates in the valuation model. Accordingly, the increase in discount rate decreased the valuation of the ARS from 94% to 89% of their stated par value as of June 29, 2008 as compared to June 28, 2009, respectively.

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

The Rights represent a firm agreement with an unrelated party, binding on both parties and legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the Rights results in the creation of an asset akin to a Put Option (the Company has the right to “put” the ARS back to UBS at some specified date for a payment equal to the par value of the ARS). The Put Option is a free standing asset separate from the ARS.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2008, the Company entered into a secured line of credit collateralized by the Company’s ARS held by UBS. The maximum amount available under this line of credit is $28.8 million. The Company has used a discounted cash flow model to estimate the fair value of the Put Option as of June 28, 2009, assuming that the Company would borrow the entire amount available under this line of credit, therefore the remaining exposure for the Company is the $12.0 million not collateralized by the line of credit. The risk of counterparty non-performance diminishes resulting in an improved value of the Put Option. The valuation model is based on the following key assumptions:

•	1.0 year to recover par value from UBS;

•	continued receipt of contractual interest;

•	discount rates ranging from 5.0% to 8.0%, which incorporate a spread for both credit and liquidity risk for cashflows related to contractual interest; and

•	discount rate equal to the risk-free rate plus a premium associated with the risk for a default by UBS on the UBS Rights Offer.

Using the discounted cash flow model described above, the Company determined the fair value of the Put Option was $4.5 million. The Company recorded the fair value of the Put Option with the corresponding credit in other income (expense) in the consolidated statements of operations for the period ended June 28, 2009. The Put Option does not meet the definition of a derivative instrument under SFAS 133 because the terms of the Put Option do not provide for net settlement, i.e., the Company must tender the ARS to receive the settlement and the ARS are not readily convertible to cash. Therefore, the Company has elected to measure the Put Option at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. As a result, unrealized gains and losses are included in earnings in the current and future periods. The Company expects that future changes in the fair value of the Put Option will approximate fair value movements in the related ARS.

Prior to accepting the UBS Rights Offer, the Company recorded $3.5 million of unrealized losses on its ARS, net of a tax benefit, in accumulated other comprehensive income in the shareholders’ equity section of the Company’s balance sheets. In connection with the Company’s acceptance of the UBS Rights Offer in November 2008, the Company transferred its ARS from investments available-for-sale to trading securities in accordance with SFAS 115. Upon transfer to trading securities, the Company immediately transferred $3.5 million of unrealized losses previously recorded in accumulated other comprehensive income in the consolidated balance sheet to other income (expense). After classifying the ARS as trading, the Company recognized a loss of $3.3 million in the second quarter of fiscal 2009 in other income (expense) in the consolidated statements of operations. In the third and fourth quarters of fiscal 2009, the Company recognized a gain of $2.3 million.

The transfer to trading securities reflects management’s intent to exercise its Put Option during the period June 30, 2010 to July 3, 2012. Prior to the Company’s agreement with UBS, the Company’s intent was to hold the ARS until the market recovered. Accordingly, the Company continues to classify the ARS under long term assets in the Company’s Consolidated Balance Sheet for the period ended June 28, 2009.

Fair Value of Financial Instruments

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of June 28, 2009:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Commercial paper	$—	$8,000	$—	$8,000
Federal agency notes		10,987		10,987
Money market funds	35,367			35,367
Corporate notes/bonds		29,437		29,437
Auction rate securities			36,263	36,263
Put Option			4,520	4,520
Derivative instruments:
Foreign currency forward contracts		(58)		(58)

Total	$35,367	$48,366	$40,783	$124,516

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets as of June 28, 2009 (in thousands):

Auction Rate Securities
Balance as of June 29, 2008 (net of unrealized loss of $2,517)	$38,319
Change in interest accrued	(4)
Change in unrealized loss	(2,002)
Redemptions at par	(50)

Balance as of June 28, 2009	$36,263

Put Option
Balance as of June 29, 2008	$—
Gain on Put Option	4,520

Balance as of June 28, 2009	$4,520

As of June 29, 2008, the Company classified its ARS as available-for-sale securities with an amortized cost of $40.8 million and an unrealized loss of $2.5 million recorded in accumulated other comprehensive income in the Statement of Shareholders’ Equity. As of September 28, 2009, the Company recorded an additional unrealized loss of $1.0 million, accumulating a total unrealized loss of $3.5 million.

On November 7, 2008, the Company accepted an offer from UBS AG providing the Company with Rights related to its ARS. The Rights resulted in the creation of an asset akin to a Put Option (the Company has the right to “put” the ARS back to UBS at some specified date for a payment equal to the par value of the ARS). The Put Option is a free standing asset separate from the ARS (see Cash Equivalents, Short-Term Investments and Marketable Securities for further details of the Rights and Put Option). As a result of the Put Option, the Company transferred the ARS from available-for-sale securities into trading securities and accordingly transferred $3.5 million of the cumulative ARS unrealized loss as of the end of September 28, 2009 from accumulated other comprehensive income to other income (expense) in the Statement of Operations. The Company recognized an additional loss of $1.0 million from the second to fourth quarters of fiscal 2009 in other income (expense), totaling a loss of $4.5 million for ARS.

The Company used a discounted cash flow model and valued the fair value of the Put Option to be $4.5 million. The Company recorded the fair value of the Put Option with the corresponding credit in other income (expense) in the consolidated statements of operations for the period ended June 28, 2009. The Put Option fair value of $4.5 million offset the ARS loss of $4.5 million, thereby having no impact to other income (expense).

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit. The Company mitigates some collection risk by requiring most of its customers in the

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asia-Pacific region, excluding Japan, to pay cash in advance or secure letters of credit when placing an order with it. Tech Data Corporation and Ericsson AB accounted for 11% and 10%, respectively, of the Company’s net revenue in fiscal 2009. Tech Data Corporation accounted for 11% and 12% of the Company’s net revenue in fiscal 2008 and fiscal 2007, respectively. Westcon Group Inc. and Ericsson Enterprise AB, accounted for 15% and 14%, respectively, of the Company’s accounts receivable balance at June 28, 2009. Siemens AG and Westcon Group Inc., accounted for 14% and 10%, respectively, of the Company’s accounts receivable balance at June 29, 2008.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Substantially all receivables were trade receivables as of June 28, 2009 and June 29, 2008.

The Company continually monitors and evaluates the collectability of its trade receivables based on a combination of factors. The Company records specific allowances for bad debts in general and administrative expense when the Company becomes aware of a specific customer’s inability to meet its financial obligation to it, such as in the case of bankruptcy filings or deterioration of financial position. The Company writes-off receivables to the allowance after all collection efforts are exhausted. Estimates are used in determining the Company’s allowances for all other customers based on factors such as current trends in the length of time the receivables are past due and historical collection experience. The Company mitigates some collection risk by requiring most of its customers in the Asia-Pacific region, excluding Japan, to pay cash in advance or secure letters of credit when placing an order with it.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost, determined on a first-in, first-out basis, or replacement cost. Inventories, net of write-downs for excess and obsolete inventory (which the Company determines primarily based on future demand forecasts) of $4.7 million, $3.2 million at June 28, 2009 and June 29, 2008, respectively, consist of (in thousands):

	June 28, 2009	June 29, 2008
Raw materials	$42	$59
Finished goods	12,338	13,883

Total	$12,380	$13,942

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

	June 28, 2009	June 29, 2008
Computer equipment	$65,866	$65,906
Land	20,600	20,600
Buildings and improvements	18,629	17,625
Purchased software	19,088	27,181
Office equipment, furniture and fixtures	3,962	4,291
Leasehold improvements	5,933	6,289

	134,078	141,892
Less accumulated depreciation and amortization	(89,849)	(98,544)

Property and equipment, net	$44,229	$43,348

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenue, Net

Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenue where the revenue recognition criteria have not been met related to sales by the Company to its resellers or directly to its end-customers. Product revenue includes shipments to end-users and value-add resellers. The following table summarizes deferred revenue, net at the end of fiscal 2009 and 2008, respectively (in thousands):

	June 28, 2009	June 29, 2008
Deferred services	$36,690	$39,522
Deferred product
Deferred revenue	1,315	1,249
Deferred cost of sales	(522)	(481)

Deferred product revenue, net	793	768
Balance at end of period	37,483	40,290
Less: current portion	30,058	31,284

Non-current deferred revenue, net	$7,425	$9,006

The Company offers renewable support arrangements, including extended warranty contracts, to its customers that range generally from one to five years. Deferred support revenue is included within deferred revenue, net within the Services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Year Ended
	June 28, 2009	June 29, 2008
Balance beginning of period	$38,778	$40,787
New support arrangements	54,818	52,330
Recognition of support revenue	(57,402)	(54,339)

Balance end of period	36,194	38,778
Less current portion	28,769	29,772

Non-current deferred revenue	$7,425	$9,006

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

The following table summarizes deferred revenue, net of cost of sales to distributors at the end of fiscal 2009 and 2008, respectively (in thousands):

	June 28, 2009	June 29, 2008
Deferred revenue	$13,644	$19,232
Deferred cost of Sales	(3,823)	(5,094)

Total deferred revenue, net of cost of sales to distributors	$9,821	$14,138

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

The Company has determined that the requirements of FIN 45 apply to its standard product warranty liability. The following table summarizes the activity related to the Company’s product warranty liability during fiscal 2009, fiscal 2008 and fiscal 2007:

	Year ended
	June 28, 2009	June 29, 2008	July 1, 2007
Balance beginning of period	$4,824	$7,182	$7,027
New warranties issued	7,115	5,707	8,752
Warranty expenditures	(6,679)	(6,650)	(8,597)
Change in estimates	(2,090)	(1,415)	—

Balance end of period	$3,170	$4,824	$7,182

The Company’s standard hardware warranty period is typically 12 months from the date of shipment to end-users and 90 days for software. For certain access products, the Company offers a limited lifetime hardware warranty commencing on the date of shipment from the Company and ending five (5) years following the Company’s announcement of the end of sale of such product. Upon shipment of products to its customers, the Company estimates expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability in cost of product revenue for this amount. The determination of the Company’s warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. The Company estimates and adjusts these accruals at each balance sheet date in accordance with changes in these factors. In fiscal year 2009, the Company recorded a $2.1 million benefit for a change in estimates in warranty reserve resulting from reduction in actual returns and associated warranty cost.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Accrued Liabilities

The following are the components of other accrued liabilities (in thousands):

	June 28, 2009	June 29, 2008
Accrued income taxes	$2,467	$2,525
Accrued back-end rebates	8,317	8,066
Accrued general and administrative costs	2,428	7,483
Other accrued liabilities	8,116	9,654

Total	$21,328	$27,728

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

Advertising

Cooperative advertising obligations with customers are accrued and the costs expensed at the time the related revenue is recognized. All other advertising costs are expensed as incurred. Cooperative advertising expenses are recorded as marketing expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Otherwise, such cooperative advertising obligations with customers are recorded as a reduction of revenue. Advertising expenses were $0.2 million for each of fiscal 2009, fiscal 2008 and fiscal 2007.

Recently Issued Accounting Standards

In June 2009, the FASB issued FAS 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“FAS 168”), which will

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. This Statement supersedes FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which defined the order in which accounting principles that are generally accepted should be followed. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact that the adoption of FAS 168 may have on its consolidated results of operations, financial condition or financial disclosures.

In May 2009, the FASB issued FAS 165, Subsequent Events (“FAS 165”), which establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for financial statements issued interim or annual financial periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s consolidated results of operations, financial condition or financial disclosures.

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities, An Amendment of FASB Statement No. 133 (“FAS161”) (together with Statement 133, referred to as Statement 133(R)). FAS161 provides disclosure requirements for derivative instruments and hedging activities and applies to all derivative instruments, including bifurcated derivative instruments (and nonderivative instruments that are designated and qualify as hedging instruments) and related hedged items accounted for under Statement 133. It amends and expands the previous disclosure requirements of Statement 133. FAS161 is effective for interim periods beginning after 15 November 2008 and fiscal years that include those interim periods (i.e., first quarter 2009 for calendar year-end companies). The adoption of FAS 161 did not have a material impact to consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FAS 157-4”), which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 157-4 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FAS 115-2”), which provides operational guidance for determining other-than-temporary impairments (“OTTI”) for debt securities. FSP No. 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107 extends the disclosure requirements of FASB

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement No. 107, Disclosures about Fair Value of Financial Instruments (“Statement 107”), to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, Interim Financial Reporting. Statement 107 requires disclosures of the fair value of all financial instruments (recognized or unrecognized), except for those specifically listed in paragraph 8 of Statement 107, when practicable to do so. These fair value disclosures must be presented together with the carrying amount of the financial instruments in a manner that clearly distinguishes between assets and liabilities and indicates how the carrying amounts relate to amounts reported on the balance sheet. An entity must also disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to the Company for business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. The Company continues to evaluate the impact that the adoption of SFAS 141R may have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 clarifies the classification in a company’s consolidated balance sheet and the accounting for and disclosure of transactions between the company and holders of noncontrolling interests. SFAS 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. Early adoption is not permitted. The Company does not expect the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Available-for-Sale Securities

The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
June 28, 2009:
Money market funds	$35,367	$35,367	$—	$—
U.S. corporate debt securities	37,184	37,437	253	—
U.S. government agency securities	10,829	10,987	158	—

	$83,380	$83,791	$411	$—

Classified as:
Cash equivalents	$43,367	$43,367	$—	$—
Short-term investments	8,965	8,976	11	—
Marketable securities	31,048	31,448	400	—

	$83,380	$83,791	$411	$—

June 29, 2008:
Money market funds	$26,283	$26,283	$—	$—
U.S. corporate debt securities	45,399	45,329	—	(70)
U.S. government agency securities	71,816	71,654	—	(163)
Auction rate securities	40,837	38,319	—	(2,517)

	$184,335	$181,585	$—	$(2,750)

Classified as:
Cash equivalents	$26,283	$26,283	$—	$—
Short-term investments	42,985	42,922	—	(63)
Marketable securities	115,067	112,380	—	(2687)

	$184,335	$181,585	$—	$(2,750)

The amortized cost and estimated fair value of available-for-sale investments in debt securities at June 28, 2009, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$16,965	$16,976
Due in 1-2 years	27,027	27,378
Due in 2-5 years	4,021	4,070
Due in more than 5 years	—	—

Total investments in available for sale debt securities	$48,013	$48,424

As of June 29, 2008, the Company classified its ARS as available-for-sale securities with an amortized cost of $40.8 million and an unrealized loss of $2.5 million recorded in accumulated other comprehensive income in the Statement of Shareholders’ Equity. As of September 28, 2009, the Company recorded an additional unrealized loss of $1.0 million, accumulating a total unrealized loss of $3.5 million.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 7, 2008, the Company accepted an offer from UBS AG providing the Company with Rights related to its ARS. The Rights resulted in the creation of an asset akin to a Put Option (the Company has the right to “put” the ARS back to UBS at some specified date for a payment equal to the par value of the ARS). The Put Option is a free standing asset separate from the ARS (see Cash Equivalents, Short-Term Investments and Marketable Securities for further details of the Rights and Put Option). As a result of the Put Option, the Company transferred the ARS from available-for-sale securities into trading securities and accordingly transferred $3.5 million of the cumulative ARS unrealized loss as of the end of September 28, 2009 from accumulated other comprehensive income to other income (expense) in the Statement of Operations. The Company recognized an additional loss of $1.0 million from the second to fourth quarters of fiscal 2009 in other income (expense), totaling a loss of $4.5 million for ARS.

The Company used a discounted cash flow model and valued the fair value of the Put Option to be $4.5 million. The Company recorded the fair value of the Put Option with the corresponding credit in other income (expense) in the consolidated statements of operations for the period ended June 28, 2009. The Put Option fair value of $4.5 million offset the ARS loss of $4.5 million, thereby having no impact to other income (expense).

The following table presents the Company’s investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 28, 2009:
U.S. corporate debt securities	$15,212	$(23)	$—	$—	$15,212	$(23)
U.S. government agency securities	1,003	—	—	—	1,003	—

	$16,215	$(23)	$—	$—	$16,215	$(23)

Municipal and corporate bonds. Unrealized gains / (losses) as of June 28, 2009 on the Company’s investments in municipal and corporate bonds were caused by interest rate fluctuations. The contractual terms of the debentures do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of the Company’s municipal bonds and corporate bonds have a credit rating of A or higher.

Government agency securities. Unrealized gains / (losses) as of June 28, 2009 on the Company’s investments in its government agency securities (i.e., Federal National Mortgage Association and Federal Home Loan Mortgage Corp.) were caused by interest rate fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of the Company’s government agency securities have a credit rating of A or higher.

The realized gains included in other income (expense), net were $0, $0.2 million, and $0, in fiscal 2009, 2008 and 2007, respectively. Gross realized losses for all periods presented were not material. The cost of securities sold is determined using the specific identification method.

The unrealized gains / (losses) on the Company’s investments were caused by interest rate fluctuations. Substantially all of the Company’s investments are investment grade government and corporate debt securities that have maturities of less than 3 years. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized costs.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Commitments, Contingencies and Leases

Line of Credit

The Company has a revolving line of credit for $10.0 million with a major lending institution which was renewed on January 22, 2009, and is contractually available to the Company until January 22, 2010. Borrowings under this line of credit bear interest at the bank’s prime rate. As of June 28, 2009, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit outstanding not to exceed the unused balance of the line. As of June 29, 2008, the Company had issued a letter of credit totaling $0.2 million to the Employment Development Department to fulfill our obligations under the Self-Insured Voluntary Disability Plan. The line of credit requires the Company to maintain specified financial covenants related to tangible net worth and liquidity with which the Company was in compliance as of June 28, 2009.

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

Leases

The Company leases office space for its various United States and international sales offices. Certain leases contain rent escalation clauses and renewal options. The Company subleases certain of its leased facilities to third party tenants. Future annual minimum lease payments under all noncancelable operating leases and future rental income under all noncancelable subleases (including facilities included in the Company’s restructuring accruals) having initial or remaining lease terms in excess of one year at June 28, 2009 were as follows (in thousands):

	Future Lease Payments	Future Rental Income
Fiscal 2010	$6,886	$393
Fiscal 2011	5,029	—
Fiscal 2012	968	—
Fiscal 2013	569	—
Thereafter	617	—

Total minimum payments	$14,069	$393

Rent expense, excluding restructuring rent expense, was approximately $4.7 million in fiscal 2009, $4.8 million in fiscal 2008 and $4.8 million in fiscal 2007, net of sublease income of $0.1 million, $0.2 million and $0.1 million in the respective periods.

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. The arrangements allow them to procure long lead-time component inventory on the Company’s behalf based upon a rolling production forecast provided by it. The Company is obligated to the purchase of long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company gives notice of order cancellation outside of applicable component lead-times. As of June 28, 2009, the Company had non-cancelable commitments to purchase approximately $19.9 million of such inventory during the first quarter of fiscal 2010.

Legal Proceedings

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 7, 2008, Network-1 Security Solutions, Inc. sued the Company along with Cisco, Cisco-Linksys, Inc., Adtran, Inc., Enterasys Networks, Inc., Netgear, Inc. and 3Com Corporation in the United States District Court for the Eastern District of Texas (Case No. 6:08cv030). The suit alleges infringement of U.S. Patent No. 6,218,930 and seeks damages for the alleged infringement, injunctions against infringement and payment of attorneys’ fees, costs and interest. The Company has answered the complaint, denied infringing the patent and asserted that the patent is invalid. A trial date has been set for July 12, 2010. The Company intends to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of the matter at this time.

On February 26, 2008, Fenner Investments, Ltd. filed suit against the Company along with D-Link Systems, Zyxel Communications, SMC Networks, Enterasys, Foundry, Netgear, Inc. and 3Com Corporation in the United States District Court for the Eastern District of Texas, Civil Action No. 08-CV-00061. The suit alleges infringement of US Patent No. 7,145,906 and 5,842,224, and seeks damages for the alleged infringement, injunctions against infringement and payment of attorneys’ fees, costs and interest. The Company has answered the complaint and counterclaimed for declaratory judgment of patent invalidity and noninfringement. A trial date is set for December 14, 2009. The Company intends to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of the matter at this time.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Indemnification Obligations

Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of these claims. The cost to defend us and the named individuals could have a material adverse effect on our consolidated financial position, results of operations and cash flows in the future. Recovery of such costs under its directors and officers insurance coverage is uncertain.

5. Stockholders’ Equity

Preferred Stock

In April 2001, in connection with the Company’s Stockholders’ Rights Agreement, the Company authorized the issuance of preferred stock. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to provide for the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions on these shares. As of June 28, 2009, no shares of preferred stock were outstanding.

Warrants

On October 30, 2003, Extreme Networks and Avaya, Inc. entered into a strategic alliance to jointly develop and market converged communications solutions, by executing a Joint Development Agreement, and a distribution agreement under which Avaya is entitled to resell Extreme Networks products. Extreme issued to Avaya a warrant with a ten-year expiration period to purchase up to 2,577,794 shares of Extreme Networks common stock at a price of $0.01 per share, and Avaya had the right to exercise the warrant with respect to one third of such shares 90 days after the date of the agreements, and the remaining shares were exercisable based upon the completion of certain milestones by Avaya. Even if the milestones were not completed, however, the warrant was fully exercisable for all shares 90 days prior to the expiration of the warrant. Avaya exercised the warrant with respect to approximately 859,265 of the shares subject to the warrant on March 17, 2004, approximately 859,265 of the shares subject to the warrant on August 8, 2005, and approximately 859,264 of the shares subject to the warrant on January 18, 2008. See Note 12 for additional details on the Avaya alliance.

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

Stock Repurchase

On August 11, 2008, the Company commenced a “modified Dutch auction” tender offer to purchase up to $100 million worth of its shares of outstanding common stock, including the associated preferred stock purchase rights, at a price per share not less than $3.30 and not greater than $3.70, subject to certain conditions. Following the expiration of the tender offer on September 12, 2008, the Company repurchased 28,571,428 shares of common stock on September 19, 2008 at $3.50 per share, the lowest purchase price specified by tendering stockholders that enabled the Company to purchase $100 million worth of shares of common stock. The Company’s common stock closing stock price on September 19, 2008 was $3.05. The Company funded this purchase entirely from cash on hand. Total cash expenditures were $101.4 million for the shares repurchased, including direct costs associated with the repurchase. Primarily as a result of the share repurchase, the Company’s outstanding shares of common stock decreased from 116,867,768 as of August 29, 2008, as disclosed in our Annual Report on Form 10-K for the year ended June 29, 2008, to 88,799,835 as of June 28, 2009.

Accumulated Other Comprehensive Income (Loss)

The following are the components of accumulated other comprehensive income (loss), net of tax (in thousands):

	Year Ended
	June 28, 2009	June 29, 2008	July 1, 2007
Net income (loss)	$2,815	$8,381	$(14,197)

Other comprehensive income (loss):
Change in unrealized gain (loss) on investments:
Net unrealized gain (loss) on ARS recorded to other income	$2,517	$—	$—
Net unrealized gain (loss) on other investments	645	(2,349)	1,737

Net unrealized gain (loss) on investments	3,162	(2,349)	1,737
Net unrealized (loss) gain on derivatives	(3)	3	(2)
Foreign currency translation adjustments:
Beginning balance	2,025	974	570
Ending balance	912	2,025	974

Foreign currency translation adjustments change	(1,113)	1,051	404
Other comprehensive income (loss)	$4,861	$7,086	$(12,058)

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Reserved for Issuance

The following are shares reserved for issuance (in thousands):

June 28, 2009
Employee stock purchase plan	4,437
Employee stock options	25,802

Total shares reserved for issuance	30,239

6. Employee Benefit Plans (including Share-based Compensation)

As of June 28, 2009, the Company has the following share-based compensation plans:

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted by the Company’s Board of Directors on October 20, 2005, and approved by stockholders on December 2, 2005. The 2005 Plan replaces the 1996 Stock Option Plan (the “1996 Plan”), 2000 Nonstatutory Stock Option Plan (the “2000 Plan”) and 2001 Nonstatutory Stock Option Plan (the “2001 Plan”).

Under the 2005 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other share-based or cash-based awards to employees and consultants. The 2005 Plan also authorizes the grant of awards of stock options, stock appreciation rights, restricted stock and restricted stock units to non-employee members of the Board of Directors and deferred compensation awards to officers, directors and certain management or highly compensated employees. The 2005 Plan authorizes the issuance of up to 12,000,000 shares of the Company’s common stock. In addition, up to 11,000,000 shares subject to awards outstanding under the 1996 Plan, the 2000 Plan, and the 2001 Plan that expire will be added to the number of shares available for future grant under the 2005 Plan. As of June 28, 2009, total options to acquire 17,639,601 shares were outstanding under the 2005 Plan and 8,164,476 shares are available for grant under the 2005 Plan.

Amended 1996 Stock Option Plan

The 1996 Plan was originally adopted in September 1996, and provided for the grant of options for common stock to eligible participants. A total of 56,387,867 shares were reserved under the 1996 Plan. Options granted under this plan have a contractual term of ten years. Effective December 2, 2005, the 1996 Plan was terminated, and, as of June 28, 2009, options to acquire 5,459,741 shares were outstanding under the 1996 Plan.

2000 Plan

In March 2000, the Board of Directors adopted the 2000 Plan which provided for the grant of options for common stock to eligible participants. A total of 4,000,000 shares were reserved under the 2000 Plan. Options granted under this plan have a contractual term of ten years. Effective December 2, 2005, the 2000 Plan was terminated, and, as of June 28, 2009, options to acquire 355,302 shares were outstanding under the 2000 Plan.

2001 Plan

In May 2001, the Board of Directors adopted the 2001 Plan which provided for the grant of options for common stock to eligible participants. A total of 4,000,000 shares were reserved under the 2001 Plan. Options granted under this plan have a contractual term of ten years. Effective December 2, 2005, the 2001 Plan was terminated, and, as of June 29, 2008, options to acquire 475,687 shares were outstanding under the 2001 Plan.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000’s)
Options outstanding at July 2, 2006	21,426	$6.59
Granted	3,687	$3.67
Exercised	(150)	$0.62
Canceled	(3,522)	$6.39

Options outstanding at July 1, 2007	21,441	$5.97
Granted	8,085	$4.07
Exercised	(840)	$2.82
Canceled	(9,717)	$6.46

Options outstanding at June 29, 2008	18,969	$5.05
Granted	2,759	$2.01
Exercised	(398)	$2.82
Canceled	(3,691)	$4.96

Options outstanding at June 28, 2009	17,639	$4.65	6.81	101,582
Exercisable at June 28, 2009	11,120	$5.41	5.80	—
Vested and expected to vest at June 28,2009	17,049	$4.70	6.72	89,810

The following table summarizes significant ranges of outstanding and exercisable options at June 28, 2009:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding (000’s)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable (000’s)	Weighted- Average Exercise Price
		(In years)
$0.94 – 3.43	3,222	9.08	2.25	728	2.54
$3.53 – 3.74	3,284	7.54	3.66	2,136	3.65
$3.80 – 4.24	1,236	5.90	$4.04	1,123	4.04
$4.25 – 4.25	3,918	8.29	$4.25	1,274	4.25
$4.26 – $7.07	4,372	4.66	$5.76	4,252	5.79
$7.14 – $44.31	1,607	3.50	$9.87	1,607	9.87

$0.94 – $44.31	17,639	6.79	$4.65	11,120	5.40

The total intrinsic value of options exercised in fiscal 2009, fiscal 2008 and fiscal 2007 were $0.2 million, $0.7 million, and $0.5 million respectively. The fair value of options vested in fiscal 2009, fiscal 2008 and fiscal 2007 were $3.3 million, $3.8 million and $4.6 million, respectively.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Awards

Stock awards may be granted under the 2005 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock which vests over a fixed period. A summary of the status of the Company’s non-vested stock awards as of June 29, 2008 and changes during fiscal 2008 is presented below:

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value
Non-vested stock outstanding at June 29, 2008	361	$3.76
Granted	742	$2.04
Vested	(250)	$1.25
Canceled	(57)	$2.13
Non-vested stock outstanding at June 28, 2009	796	$3.37

During fiscal 2009, fiscal 2008 and fiscal 2007, the Company granted non-vested stock awards under the 2005 Plan for 742,000 155,000 and 564,000 shares of common stock with a weighted average grant date fair value per share of $2.04, $4.06 and $3.50, respectively. The shares were placed in an escrow account and will be released to the recipients as the shares vest over periods of up to twenty-four months. If a participant terminates employment prior to the vesting dates, the unvested shares will be canceled and returned to the 2005 Plan. The Company recognizes compensation expense on the awards over the vesting period based on an intrinsic value calculation as of the date of grant. As of June 28, 2009, there were approximately $1.2 million in unrecognized compensation costs related to non-vested stock awards. This cost is expected to be recognized over a weighted-average period of approximately 0.9 year.

1999 Employee Stock Purchase Plan

In January 1999, the Board of Directors approved the adoption of Extreme Network’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”). On December 2, 2005, the stockholders approved an amendment to the Purchase Plan to increase the maximum number of shares of common stock that may be issued under the plan by 5,000,000 to a total of 12,000,000 shares. The Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of total compensation. No more than 625 shares may be purchased on any purchase date per employee. Each offering period has a maximum duration of 12 months and has four purchase periods. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. Through June 28, 2009, 7,562,916 shares had been purchased under the Purchase Plan.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share Based Compensation

Share-based compensation expense recognized in the financial statements by line item caption is as follows (dollars in thousands):

	Year Ended
	June 28, 2009	June 29, 2008	July 1, 2007
Cost of product revenue	$205	$479	$771
Cost of service revenue	253	251	359
Sales and marketing	1,349	1,656	2,173
Research and development	1,240	1,554	1,834
General and administrative	807	1,119	1,046

Total share-based compensation expense	3,854	5,059	6,183
Share-based compensation cost capitalized in inventory	(3)	(7)	(1)

Total share-based compensation cost	$3,851	$5,052	$6,182

As of June 28, 2009, there was $6.7 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

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

For options granted prior to the first quarter of fiscal 2006, and valued in accordance with FAS 123, the Company uses a graded vesting method for expense attribution. For options granted after the first quarter of fiscal 2006, and valued in accordance with FAS 123R, the Company uses the straight-line method for expense attribution, and the Company estimates forfeitures and only recognize expense for those shares expected to vest. The Company’s estimated forfeiture rate in fiscal 2009, based on the Company’s historical forfeiture experience, is approximately 9%.

The fair value of stock options granted and employee stock purchase plan awards granted in fiscal 2009, 2008 and 2007 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plan			Employee Stock Purchase Plan
	Year Ended			Year Ended
	June 28, 2009	June 29, 2008	July 1, 2007	June 28, 2009	June 29, 2008	July 1, 2007
Expected life	2.51 yrs	2.5 yrs	2.5 yrs	0.25 yrs	0.25 yrs	0.9 yrs
Risk-free interest rate	1.36%	3.5%	4.9%	0.72%	2.96%	5.0%
Volatility	41%	40%	50%	78%	45%	37%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

The Black-Scholes-Merton option valuation model requires the input of highly subjective assumptions, including the expected life of the share-based award and stock price volatility. The assumptions listed above

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The weighted-average grant-date per share fair value of options granted in fiscal 2009, 2008 and 2007 was $0.54, $1.15 and $1.27, respectively. The weighted-average estimated per share fair value of shares granted under the Purchase Plan in fiscal 2009 and 2008 were $0.65 and $0.88, respectively. The weighted-average estimated per share fair value of shares granted under the Purchase Plan in the first quarter of fiscal 2007 was $1.13. No shares were granted under the ESPP in the second, third and fourth quarter of fiscal 2007.

401(k) Plan

The Company provides a tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan (the “Plan”), which covers the Company’s eligible employees. Pursuant to the Plan, employees may elect to reduce their current compensation up to the lesser of 80% or the statutorily prescribed limit of $16,500 for calendar year 2009. Effective January 1, 2005, employees age 50 or over may elect to contribute an additional $5,500. The amount contributed to the Plan is on a pre-tax basis.

The Company provides for discretionary matching contributions as determined by the Board of Directors for each calendar year. Prior to January 1, 2008, the Board of Directors set the match at $0.25 for every dollar contributed by the employee up to the first 4% of pay. The same level of match was approved during the 2007 and 2006 calendar years. On January 1, 2008, the Board of Directors increased the match at $0.50 for every dollar contributed by the employee up to the first 4% of pay. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the Board of Directors each year. Effective April 1, 2009, the Company suspended the 401(k) matching program. The Company’s matching contributions to the Plan totaled $1,058,850, $906,027 and $558,739 for fiscal 2009, 2008 and 2007, respectively. No discretionary contributions were made in fiscal 2009, 2008, or 2007.

7. Income Taxes

Income before income taxes is as follows (in thousands):

	Year Ended
	June 28, 2009	June 29, 2008	July 1, 2007
Domestic	$13,871	$4,960	$(13,442)
Foreign	(8,584)	5,599	1,385

Total	$5,287	$10,559	$(12,057)

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for (benefit from) income taxes for fiscal 2009, fiscal 2008 and fiscal 2007 consisted of the following (in thousands):

	Year Ended
	June 28, 2009	June 29, 2008	July 1, 2007
Current:
Federal	$(218)	$296	$(12)
State	210	103	100
Foreign	2,396	1,729	1,984

Total current	2,388	2,128	2,072

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	84	50	68

Total deferred	84	50	68

Provision for income taxes	$2,472	$2,178	$2,140

Pretax income (loss) from foreign operations was $(8.6) million, $5.6 million and $1.4 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (35 percent) to income (loss) before taxes is explained below (in thousands):

	Year Ended
	June 28, 2009	June 29, 2008	July 1, 2007
Tax at federal statutory rate (benefit)	$1,800	$3,745	$(4,220)
Federal alternative minimum tax	391	296	(15)
State income tax, net of federal benefit	137	67	65
Unbenefited foreign taxes	350	(562)	83
Valuation allowance	(9,349)	(3,966)	3,993
Foreign earnings taxed at other than U.S. rates	5,135	381	(7,265)
Deferred compensation	307	388	568
Dividends from foreign subsidiary	4,175	1,661	8,750
Other	(474)	168	181

Provision for income taxes	$2,472	$2,178	$2,140

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	June 28, 2009	June 29, 2008
Deferred tax assets:
Net operating loss carryforwards	$65,476	$71,829
Tax credit carryforwards	20,614	20,838
Depreciation	17,495	18,314
Deferred revenue (net)	6,611	8,838
Warrant amortization	9,410	14,372
Inventory write-downs	3,839	1,403
Other allowances and accruals	5,659	7,535
Other	14,862	14,815

Total deferred tax assets	143,966	157,944
Valuation allowance	(143,640)	(157,690)

Total net deferred tax assets	326	254

Deferred tax liabilities:
Deferred tax liability on foreign withholdings	(564)	(403)

Total deferred tax liabilities	(564)	(403)

Net deferred tax assets (liabilities)	$(238)	$(149)

Recorded as:
Net current deferred tax assets	$244	$250
Net non-current deferred tax liabilities	(482)	(403)

Net deferred tax assets (liabilities)	$(238)	$(153)

The Company’s valuation allowance decreased by $14.1 million in fiscal 2009, decreased by $9.0 million in fiscal 2008, and increased by $8.0 million in fiscal 2007. The Company had provided a full valuation allowance against all of its U.S. federal and state deferred tax assets. The valuation allowance is determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (“SFAS 109”), which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. The current worldwide recession, quarterly losses and the challenge of forecasting financials in this economic environment represent sufficient negative evidence to require a valuation allowance under SFAS 109. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results and the economic environment have sufficiently improved to support realization of the Company’s deferred tax assets.

As of June 28, 2009, the Company had net operating loss carryforwards for federal and state tax purposes of $237.0 million and $52.5 million, respectively, of which $53.8 million and $21.5 million, respectively represent deductions from share-based compensation for which a benefit would be recorded in additional paid-in capital when realized. The Company also had federal and state tax credit carryforwards of $9.1 million and $17.7 million, respectively, as of June 28, 2009. Federal net operating loss carryforwards of $237.0 million will start to expire beginning 2021 through 2027 and state net operating losses of $52.5 million will expire between 2011 through 2019, if not utilized. Federal tax credits of $9.1 million will expire beginning 2019, if not utilized, and state tax credits of $17.7 million will expire beginning 2010, if not utilized. Under FAS 123R, the deferred tax asset for net operating losses excludes deductions for excess tax benefits related to share-based compensation.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 28, 2009, the Company conducted an Internal Revenue Code Section 382 (“Sec. 382”) analysis with respect to its net operating loss and credit carryforwards and determined that there was no limitation. It is possible that subsequent ownership changes may limit the utilization of these tax attributes.

As of June 28, 2009, the Company intends to indefinitely reinvest the earnings of certain foreign corporations. The determination of the unrecognized deferred tax liability on a future repatriation of these earnings is not practicable.

In its first fiscal quarter 2008, the Company adopted FIN 48 which did not result in a material impact on the Company’s consolidated financial statements. As of June 28, 2009 the Company has $22.6 million of unrecognized tax benefits. If fully recognized in the future, $2.0 million would impact the effective tax rate, and $20.6 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. It is reasonably possible that the amount of unrealized tax benefits could decrease by $1.3 million during the next 12 months due to the expiration of the statute of limitation in a foreign jurisdiction.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

Balance at June 29, 2008	$15,565
Increase related to prior year tax positions	6,029
Decrease related to current year tax positions	984

Balance at June 28, 2009	$22,578

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Consolidated Statement of Operations and totaled approximately $126,000 at year end June 28, 2009. Accrued interest and penalties were approximately $548,000 at year end June 28, 2009.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding geographic areas is as follows (in thousands):

	Year Ended
	June 28, 2009	June 29, 2008	July 1, 2007
Net Revenues:
North America	$130,995	$158,215	$141,064
EMEA	$153,764	143,535	136,577
APAC	$50,800	60,085	65,193

Total net revenues	$335,559	$361,835	$342,834

Substantially all of the Company’s assets were attributable to North America operations at June 28, 2009 and June 29, 2008.

9. Net Income (Loss) Per Share

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

	Year Ended
	June 28, 2009	June 29, 2008	July 1, 2007
Net income (loss)	$2,815	$8,381	$(14,197)

Weighted-average shares used in per share calculation – basic	94,224	115,002	114,122
Incremental shares using the treasury stock method:
Stock options	14	186	—
Unvested restricted awards	46	123	—
Warrants issuable to Avaya	0	473	—

Weighted-average share used in per share calculation – diluted	94,284	115,784	114,122

Net income (loss) per share – basic	$0.03	$0.07	$(0.12)
Net income (loss) per share – diluted	$0.03	$0.07	$(0.12)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because they would be anti-dilutive for the periods presented (in thousands):

	Year Ended
	June 28, 2009	June 29, 2008	July 1, 2007
Weighted stock options outstanding:
In-the-money options	—	—	1,552
Out-of-the-money options	18,093	19,422	20,366

Total potential shares of common stock excluded from the computation of earnings per share	18,093	19,422	21,918

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

10. Foreign Currency Hedging

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

Foreign Exchange Exposure Management – The Company denominates substantially all global sales in U.S. dollars. International sales subsidiaries generate operating expenses in foreign currencies. The Company has a program of hedging forecasted and actual foreign currency risk with forward contracts to eliminate, reduce or transfer selected foreign currency risks that can be confidently identified and quantified. Hedges of anticipated transactions are designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly. As the critical terms of the forward contract and the underlying are matched at inception, forward contract effectiveness is calculated by comparing the cumulative change in the contract (on a forward to forward basis) to the change in fair value of the anticipated expense, with the effective portion of the hedge recorded in accumulated other comprehensive income (“OCI”). Values accumulated in OCI are subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates in the period the anticipated expense is recognized in income. Any ineffectiveness is recognized immediately in other expense. No ineffectiveness was recognized in other expense in fiscal 2009, fiscal 2008 and fiscal 2007. At June 28, 2009, these forward foreign currency contracts had a notional principal amount of $5.5 million and fair value is insignificant. These contracts have maturities of less than 60 days.

Forward contracts used to hedge the remeasurement of non-functional currency monetary assets and liabilities are recognized in other expense currently to mitigate reported foreign exchange gains and losses. At June 28, 2009, the Company held foreign currency forward contracts with a notional principal amount and fair value of $13.7 million and $0.1 million. These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

11. Restructuring Charges and Technology Agreement

Restructuring Charges

As of June 28, 2009, restructuring liabilities were $7.1 million and consisted of obligations under excess facility operating leases, net of projected future sublease receipts. During fiscal 2009, 2008 and 2007, the Company recorded restructuring charges of $2.2 million, $0.9 million and $4.0 million, respectively.

The charges in fiscal 2009 were:

•

$0.8 million related to the Company’s termination of 1% of its workforce, exiting a leased facility where the terminated employees worked and the write-off of impaired assets as part of its strategic plan. This restructuring was completed by the end of the third quarter of fiscal 2009.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

$1.9 million related to a reduction-in-force of a further 5% of the Company’s workforce to reduce operating costs and realign our organization in the current competitive operating environment. The reduction-in-force was executed in the third quarter of fiscal 2009 and was completed by the end of the fourth quarter of fiscal 2009.

These charges were offset by a reversal of $0.5 million of restructuring expense due to higher than projected sublease receipt from a sublease renewal arrangement.

The charges in fiscal 2008 were for excess facilities charges and represented increases to the charges initially recognized during the fourth and third quarter of fiscal 2002, respectively. The commercial real estate market deteriorated in fiscal 2006 through fiscal 2008 and the Company was not able to find suitable tenants to sublease these facilities necessitating additional charges due to lower projected sublease receipts. The lower than projected sublease income necessitated an increase in the liability to take into consideration the unfavorable difference between lease obligation payments and projected sublease receipts. The actual costs could differ from the Company’s estimates, and additional adjustments to the restructuring liability could be recorded if the Company is able to negotiate reasonable termination fees on certain facilities, if facility sub-lease rental rates change, or if other estimates and assumptions change.

The charges in fiscal 2007 included $1.1 million in the first through third quarters to reduce the Company’s sales force headcount in Japan, and $2.9 million in the fourth quarter to reduce headcount across several functional areas, terminate certain redundant contracts, and to exit an excess facility.

Restructuring liabilities consist of (in thousands):

	Excess Facilities	Asset Impairment	Contract Termination	Termination Benefits	Total
Balance at July 1, 2007	$11,395	$83	$1,098	$1,412	$13,988
Period charges	946	—		—	946
Period reversals	—	—		(53)	(53)
Period impairments	—	(83)		—	(83)
Period payments	(2,952)		(1,098)	(1,359)	(5,409)

Balance at June 29, 2008	9,389	—	—	—	9,389
Period charges	96	415	—	2,220	2,731
Period reversals	(487)	—	—		(487)
Period impairments	—	(415)	—	—	(415)
Period payments	(2,661)		—	(1,479)	(4,140)

Restructuring Liabilities at June 28, 2009	6,337	—	—	741	7,078
Less current portion	2,818	—	—	741	3,559

Restructuring liabilities at June 28, 2009, less current portion	$3,519	$—	$—	$—	$3,519

Technology Agreements

On March 31, 2005, the Company entered into a Patent and Cross License Agreement (“Technology Agreement”) with IBM. The agreement provides for a release of prior claims and a cross license of patents extending into the future from the effective date of the agreement. The Company charged the estimated value of the release of prior claims of $2.0 million to operating expenses in the quarter ended March 27, 2005 under the caption “Technology agreement”. The remaining value under this agreement has been recognized in other assets

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and is being amortized to cost of product revenue over its contractual period using the straight-line method of amortization. On December 22, 2008, the Company amended the Technology Agreement to extend the term of the agreement over the remaining life of the patents. The Company capitalized the cost of the amendment in other assets and continued to amortize the remaining cost of the Technology Agreement and its amendment over the remaining life of the patents.

On August 9, 2006, the Company entered into a Settlement and Patent License Agreement (“Lucent Technology Agreement”) with Lucent Technologies, Inc. The Lucent Technology Agreement provides for a nonexclusive and worldwide license to certain patents of each party, and a release of claims based on any prior infringement of such patents. The license term is two years and nine months from August 9, 2006. The release covers any potential claims arising out of the past use or practice of any of the patents. The Company paid Lucent $2.0 million for the grant of the license under the Technology Agreement. The $2.0 million was recorded as a long-lived intangible asset and is being recognized ratably over the license period in Cost of Product Revenue. As of June 28, 2009, the intangible asset was fully amortized.

12. Alliance with Avaya

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

13. Quarterly Financial Data (Unaudited)

Quarterly results for the years ended June 28, 2009 and June 29, 2008 follow:

	June 28, 2009(1)	March 29, 2009(2)	Dec 28, 2008(3)	Sept 28, 2008(4)
	(In thousands, except per share amounts)
Net revenues	$81,282	$77,202	$87,548	$89,526
Gross margin	$45,986	$44,418	$48,691	$51,432
Net income (loss)	$883	$(2,173)	$2,466	$1,639
Net income (loss) per share – basic	$0.01	$(0.02)	$0.03	$0.01
Net income (loss) per share – diluted	$0.01	$(0.02)	$0.03	$0.01

	June 29, 2008(5)	March 30, 2008(6)	Dec 30, 2007(7)	Sept 30, 2007(8)
	(In thousands, except per share amounts)
Net revenues	$98,313	$82,030	$92,530	$88,962
Gross margin	$56,130	$47,103	$52,980	$49,096
Net income (loss)	$773	$(160)	$4,136	$3,633
Net income (loss) per share – basic	$0.01	$(0.00)	$0.04	$0.03
Net income (loss) per share – diluted	$0.01	$(0.00)	$0.04	$0.03

(1)	Net loss and net loss per share include the effect of stock-based compensation expense of $1.2 million and a restructuring charge of $0.2 million.
(2)	Net loss and net loss per share include the effect of stock-based compensation expense of $1.2 million and a restructuring charge of $2.1 million.
(3)	Net loss and net loss per share include the effect of stock-based compensation expense of $1.0 million
(4)	Net loss and net loss per share include the effect of stock-based compensation expense of $0.4 million
(5)	Net income and net income per share include the effect of stock-based compensation expense of $1.3 million and a restructuring charge of $0.9 million.
(6)	Net loss and net loss per share include the effect of stock-based compensation expense of $1.3 million
(7)	Net income and net income per share include the effect of stock-based compensation expense of $1.4 million
(8)	Net income and net income per share include the effect of stock-based compensation expense of $1.0 million

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2009.

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

We assessed the effectiveness of our internal control over financial reporting as of June 28, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment using those criteria, we concluded that, as of June 28, 2009 our internal control over financial reporting is effective.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued its report on our internal control over financial reporting as of June 28, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Extreme Networks, Inc.

We have audited Extreme Networks, Inc.’s internal control over financial reporting as of June 28, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Extreme Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Extreme Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 28, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Extreme Networks, Inc. as of June 28, 2009 and June 29, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 28, 2009, and the related financial statement schedule listed in the Index at Item 15(a), and our report dated August 28, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

August 28, 2009

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2009 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

Information with respect to Item 406 of Regulation S-K is incorporated by reference to the information contained in the section captioned “Code of Ethics and Corporate Governance Materials” in the Proxy Statement.

Item 11. Executive Compensation

The information required by this section is incorporated by reference from the information in the sections entitled “Directors’ Compensation”, “Executive Compensation and Other Matters” and “Report of the Compensation Committee” in the Proxy Statement.

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

The following financial statement schedule of Extreme Networks, Inc. for the fiscal years ended June 28, 2009, June 29, 2008, and July 1, 2007 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Extreme Networks, Inc.

Page
Schedule II – Valuation and Qualifying Accounts	96

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number	Description of Document	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number
3.4	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K	12/27/07	3.1
3.5	Restated Certificate of Incorporation of Extreme Networks, Inc.	10-K	09/26/01	3.5
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Extreme Networks, Inc.	10-K	09/26/01	3.6
3.7	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock.	10-K	09/26/01	3.7
4.2	Rights Agreement dated April 27, 2001 between Extreme Networks, Inc. and Mellon Investor Services LLC.	8-K/A	06/07/01	4.2
10.1	Form of Indemnification Agreement for directors and officers.	S-1	02/05/99	10.1
10.2*	Amended 1996 Stock Option Plan and forms of agreements thereunder.	S-1	02/05/99	10.2
10.3*	1999 Employee Stock Purchase Plan.	S-1	02/05/99	10.3
10.4*	2000 Nonstatutory Stock Option Plan.	10-K	09/24/00	10.7
10.7*	2001 Nonstatutory Stock Option Plan.	Schedule TO	10/31/01	(d)(9)
10.9*	Offer of Employment Letter dated August 18, 2006 from Extreme Networks, Inc. to Mark A. Canepa	8-K	09/05/06	99.1
10.10*	Revised compensation policies for non-employee service on the Board of Directors and its committees.	8-K	10/31/06	Item 1.01
10.13*	Offer Letter for Employment between Extreme Networks, Inc. and Karen Rogge dated as of March 13, 2007.	8-K	03/29/07	99.2

Exhibit Number	Description of Document	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number
10.15*	Extreme Networks, Inc. Fiscal 2009 Executive Incentive Bonus Plan.	8-K	08/04/08	99.1
10.16*	Extreme Networks, Inc. Executive Change in Control Severance Plan	10-Q	05/09/06	10.11
10.17*	Extreme Networks, Inc. Amended and Restated Executive Change in Control Severance Plan	8-K	08/11/08	Item 5.02(e)
10.18*	Extreme Networks, Inc. 2005 Equity Incentive Plan	8-K	12/08/05	99.1
10.19*	Offer of Employment Letter dated May 5, 2008 from Extreme Networks, Inc. to Robert S. Schlossman	10-K	09/09/08	10.19
10.20*	Offer of Employment Letter dated February 22, 2007 from Extreme Networks, Inc. to Helmut Wilke	10-K	09/09/08	10.20
10.21*	Fiscal Year 2009 Sales Compensation Plan For Senior Vice President, Sales.	10-K	09/09/08	10.21
10.22*	Form of Restricted Stock Units Agreement Under the 2005 Equity Incentive Plan	10-Q	11/07/08	10.22
10.23*	Offer of Employment Letter Dated July 3, 2009 from Extreme Networks, Inc. to Gordon Stitt	8-K	07/08/09	10.22
10.24*	Offer of Employment Letter Dated July 15, 2009 from Extreme Networks, Inc. to Bob L. Corey	8-K	07/20/09	10.23
10.25*	Extreme Networks, Inc. Fiscal 2010 Executive Incentive Bonus Plan.	8-K	07/31/09	10.24
10.26*	Fiscal Year 2009 Sales Compensation Plan For Senior Vice President, Sales.	8-K	07/31/09	10.25
10.27*	Resignation and Consulting Agreement and General Release of Claims, dated July 31, 2009, between Extreme Networks, Inc. and Karen Rogge	8-K	08/04/09	10.26
21.1	Subsidiaries of Registrant.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (see page 97 of this Form 10-K).				X
31.1	Section 302 Certification of Chief Executive Officer.				X
31.2	Section 302 Certification of Chief Financial Officer.				X
32.1	Section 906 Certification of Chief Executive Officer.				X
32.2	Section 906 Certification of Chief Financial Officer.				X

*	Indicates management or board of directors contract or compensatory plan or arrangement.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JUNE 28, 2009, JUNE 29, 2008, AND JULY 1, 2007

Description	Balance at beginning of period	Charges to costs and expenses	Charged to other accounts	(Deductions)(1)	Balance at end of period
Year Ended July 1, 2007:
Allowance for doubtful accounts	$987	$—	$—	$(28)	$959
Allowance for sales returns	$1,700	$1,364	$—	$(935)	$2,129
Year Ended June 29, 2008:
Allowance for doubtful accounts	$959	$416	$—	$(88)	$1,287
Allowance for sales returns	$2,129	$1,036	$—	$(1,990)	$1,175
Year Ended June 28, 2009:
Allowance for doubtful accounts	$1,287	$232	$—	$(314)	$1,205
Allowance for sales returns	$1,175	$863	$—	$(1,108)	$930

(1)	Uncollectible accounts written off, net of recoveries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 28, 2009.

EXTREME NETWORKS, INC. (Registrant)

By:	/s/ BOB L. COREY
Bob L. Corey
Senior Vice President & Chief Financial Officer
August 28, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark A. Canepa and Bob L. Corey, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ GORDON L. STITT	/s/ MARK A. CANEPA
Gordon L. Stitt	Mark A. Canepa
Chairman of the Board	President, Chief Executive Officer, Director
August 28, 2009	(Principal Executive Officer)
August 28, 2009

/s/ BOB L. COREY	/s/ GARY ARANJO
Bob L. Corey	Gary Aranjo
Senior Vice President & Chief Financial Officer	Vice President, Corporate Controller
(Principal Financial Officer) August 28, 2009	(Principal Accounting Officer) August 28, 2009

/s/ JOHN KISPERT	/s/ CHARLES CARINALLI
John Kispert	Charles Carinalli
Director	Director
August 28, 2009	August 28, 2009

/s/ HARRY SILVERGLIDE	/s/ KENNETH LEVY
Harry Silverglide	Kenneth Levy
Director	Director
August 28, 2009	August 28, 2009

/s/ JOHN C. SHOEMAKER
John C. Shoemaker
Director
August 28, 2009

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
3.4	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K	12/27/07	3.1
3.5	Restated Certificate of Incorporation of Extreme Networks, Inc.	10-K	09/26/01	3.5
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Extreme Networks, Inc.	10-K	09/26/01	3.6
3.7	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock.	10-K	09/26/01	3.7
4.2	Rights Agreement dated April 27, 2001 between Extreme Networks, Inc. and Mellon Investor Services LLC.	8-K/A	06/07/01	4.2
10.1	Form of Indemnification Agreement for directors and officers.	S-1	02/05/99	10.1
10.2*	Amended 1996 Stock Option Plan and forms of agreements thereunder.	S-1	02/05/99	10.2
10.3*	1999 Employee Stock Purchase Plan.	S-1	02/05/99	10.3
10.4*	2000 Nonstatutory Stock Option Plan.	10-K	09/24/00	10.7
10.7*	2001 Nonstatutory Stock Option Plan.	Schedule TO	10/31/01	(d)(9)
10.9*	Offer of Employment Letter dated August 18, 2006 from Extreme Networks, Inc. to Mark A. Canepa	8-K	09/05/06	99.1
10.10*	Revised compensation policies for non-employee service on the Board of Directors and its committees.	8-K	10/31/06	Item 1.01
10.13*	Offer Letter for Employment between Extreme Networks, Inc. and Karen Rogge dated as of March 13, 2007.	8-K	03/29/07	99.2
10.15*	Extreme Networks, Inc. Fiscal 2009 Executive Incentive Bonus Plan.	8-K	08/04/08	99.1
10.16*	Extreme Networks, Inc. Executive Change in Control Severance Plan	10-Q	05/09/06	10.11
10.17*	Extreme Networks, Inc. Amended and Restated Executive Change in Control Severance Plan	8-K	08/11/08	Item 5.02(e)
10.18*	Extreme Networks, Inc. 2005 Equity Incentive Plan	8-K	12/08/05	99.1
10.19*	Offer of Employment Letter dated May 5, 2008 from Extreme Networks, Inc. to Robert S. Schlossman	10-K	09/09/08	10.19
10.20*	Offer of Employment Letter dated February 22, 2007 from Extreme Networks, Inc. to Helmut Wilke	10-K	09/09/08	10.20
10.21*	Fiscal Year 2009 Sales Compensation Plan For Senior Vice President, Sales.	10-K	09/09/08	10.21
10.22*	Form of Restricted Stock Units Agreement Under the 2005 Equity Incentive Plan	10-Q	11/07/08	10.22
10.23*	Offer of Employment Letter Dated July 3, 2009 from Extreme Networks, Inc. to Gordon Stitt	8-K	07/08/09	10.22

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
10.24*	Offer of Employment Letter Dated July 15, 2009 from Extreme Networks, Inc. to Bob L. Corey	8-K	07/20/09	10.23
10.25*	Extreme Networks, Inc. Fiscal 2010 Executive Incentive Bonus Plan.	8-K	07/31/09	10.24
10.26*	Fiscal Year 2009 Sales Compensation Plan For Senior Vice President, Sales.	8-K	07/31/09	10.25
10.27*	Resignation and Consulting Agreement and General Release of Claims, dated July 31, 2009, between Extreme Networks, Inc. and Karen Rogge	8-K	08/04/09	10.26
21.1	Subsidiaries of Registrant.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (see page 97 of this Form 10-K).				X
31.1	Section 302 Certification of Chief Executive Officer.				X
31.2	Section 302 Certification of Chief Financial Officer.				X
32.1	Section 906 Certification of Chief Executive Officer.				X
32.2	Section 906 Certification of Chief Financial Officer.				X

*	Indicates management or board of directors contract or compensatory plan or arrangement.