Form 10-K/A
period 2009-06-28
EXTREME NETWORKS INC
filed 2009-10-23
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended June 28, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number 000-25711

Extreme Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0430270
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3585 Monroe Street Santa Clara, California	(408) 579-2800
(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	NASDAQ Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $179.6 million as of December 26, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of October 22, 2009, there were 89,084,657 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXTREME NETWORKS, INC.

FORM 10-K/A

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended June 28, 2009, as filed with the Securities and Exchange Commission (“SEC”) on August 28, 2009 (the “Original Filing”). The purpose of this Amendment is to include in Part III the information that was to be incorporated by reference to the Proxy Statement for our 2009 Annual Meeting of Stockholders. This Amendment hereby amends Part III, Items 10 through 14. We are also including as exhibits the current certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the 10-K, nor does it modify or update the disclosures contained in the Original Filing in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings made with the SEC on or subsequent to June 28, 2009.

PART III

Item 10.	Directors, Executive Officers And Corporate Governance

Directors

The following table provides information concerning the age, tenure on our board of directors (also referred to as the “Board”) and class of our directors and nominees.

Name	Age	Director Since	Class
Gordon L. Stitt, Chairman of the Board of Directors	53	1996	I
Kenneth Levy, Director	66	2001	I
John H. Kispert, Director	46	2009	II
Edward B. Meyercord, III, Director	44	2009	II
Harry Silverglide, Director	63	2004	II
Charles Carinalli, Director	61	1996	III
John C. Shoemaker, Director	66	2007	III

Directors in Class I are serving a term expiring at the 2011 annual meeting of stockholders. Directors in Class II are serving a term expiring at the 2009 annual meeting of stockholders. Directors in Class III are serving a term expiring at the 2010 annual meeting of stockholders. There are no family relationships among any of our directors or executive officers.

Following are profiles for our directors.

Class I Directors Serving a Term Expiring at the 2011 Annual Meeting

Gordon L. Stitt. Mr. Stitt has served as the Chairman of our Board of Directors since October 2006 and as a member of our Board of Directors since our inception in May 1996. In July 2009, Mr. Stitt also became a part-time employee performing services as a market development consultant for us. Mr. Stitt is one of our co-founders, served as our President and Chief Executive Officer from our inception until August 2006 and remained employed by us until December 2006. In 1989, Mr. Stitt co-founded Network Peripherals, Inc., a designer and manufacturer of high-speed networking technology. He served as Vice President of Marketing, then as Vice President and General Manager of the OEM Business Unit until 1995. Mr. Stitt holds a Bachelors of Science in Electrical Engineering and Computer Science from Santa Clara University and a Masters in Business Administration from the Haas School of Business of the University of California, Berkeley.

Kenneth Levy. Mr. Levy has served as one of our directors since October 2001. Mr. Levy is a private investor and the Chairman Emeritus of KLA-Tencor Corporation, a supplier of process control and yield management solutions for the semiconductor industry. Mr. Levy co-founded KLA Instruments Corporation in 1975 and served as its Chief Executive Officer and Chairman of the Board from 1975 until a merger in 1997 after which the firm was named KLA-Tencor Corporation. He chaired the board of directors of KLA-Tencor from April 1997 to October 2006. He also served as the Chief Executive Officer of KLA-Tencor from July 1998 until June 1999. Mr. Levy holds a Bachelors of Science in Electrical Engineering from City College of New York and a Masters of Science in Electrical Engineering from Syracuse University. Mr. Levy is a member of the National Academy of Engineering.

Class II Directors Serving a Term Expiring, and Nominated for Re-Election, at the 2009 Annual Meeting

John H. Kispert. Mr. Kispert has served as one of our directors since May 2009. In February 2009, Mr. Kispert was hired to serve as President and Chief Executive Officer of Spansion, Inc., a publicly-traded manufacturer of flash memory products, to oversee that company’s reorganization of its business. Beginning in

1995 and continuing through February 2009, Mr. Kispert held various executive management positions at KLA-Tencor Corporation, including President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and Vice President, Finance and Accounting. Previously, Mr. Kispert served in a number of positions with the IBM Corporation. Mr. Kispert received his bachelor’s degree in Political Science from Grinnell College and his MBA from the University of California, Los Angeles.

Edward B. Meyercord, III has served as one of our directors since October 2009. Mr. Meyercord is currently the President and Managing Partner of Council Rock Advisors LLC, a private company that provides advisory, capital raising and management consulting services. From December 2006 until January 2009, Mr. Meyercord served as Chief Executive Officer, President and a member of the board of directors of Cavalier Telephone & TV, a privately held voice and data services provider based in Richmond, Virginia. From January 2004, until its sale to Cavalier Telephone & TV in December 2006, Mr. Meyercord served as Chief Executive Officer, President and a member of the board of directors of Talk America, Inc., a publicly traded company that provided phone and internet services to consumers and small businesses. He served as President and a director of Talk America from 2001 until 2003 and as its Chief Financial Officer and Chief Operating Officer from 2000 until 2001. Mr. Meyercord joined Talk America in September of 1996 as the Executive Vice President, Marketing and Corporate Development. Prior to joining Talk America, Mr. Meyercord was a Vice President in the Global Telecommunications Corporate Finance Group at Salomon Brothers, Inc., based in New York. Prior to Salomon Brothers, Mr. Meyercord worked in the corporate finance department at PaineWebber Incorporated. Mr. Meyercord also serves on the board of directors of Tollgrade Communications, Inc., a telecommunications company. Mr. Meyercord received his bachelor’s degree in Economics from Trinity College in Hartford, CT and his MBA from New York University.

Harry Silverglide. Mr. Silverglide has served as one of our directors since June 2004. From January 1997 to July 2002, Mr. Silverglide served as our Vice President of Sales. From May 1995 to January 1997, he served as Vice President of Western Region Sales for Bay Networks. From July 1994 to May 1995, he served as Vice President of Sales for Centillion Networks, a provider of LAN switching products which was acquired by Bay Networks in 1995.

Class III Directors Serving a Term Expiring at the 2010 Annual Meeting

Charles Carinalli. Mr. Carinalli has served as one of our directors since October 1996 and is currently a Principal of Carinalli Ventures. From 1999 to May 2002, Mr. Carinalli was Chief Executive Officer and a director of Adaptive Silicon, Inc., a developer of semiconductors. From November 2000 to November 2001, Mr. Carinalli served as Chairman of Clearwater Communications, Inc., a privately held telecommunications company. From December 1996 to July 1999, Mr. Carinalli served as President, Chief Executive Officer and a director of Wavespan, Inc., a developer of wireless broadband access systems that was acquired by Proxim, Inc. From 1970 to 1996, Mr. Carinalli served in various positions for National Semiconductor, Inc., a publicly traded company developing analog-based semiconductor products, most recently as Senior Vice President and Chief Technical Officer. Mr. Carinalli also serves on the boards of directors of Fairchild Semiconductor, a semiconductor company and Atmel Corporation, a semiconductor company. Mr. Carinalli holds a Bachelors of Science in Electrical Engineering from the University of California, Berkeley and a Masters of Science in Electrical Engineering from Santa Clara University.

John C. Shoemaker. Mr. Shoemaker has served as one of our directors since October 2007. From 1990 to June 2004, Mr. Shoemaker held various executive management positions at Sun Microsystems, Inc., including as Executive Vice President, Worldwide Operations Organizations, and Executive Vice President and General Manager for its Computer Systems Division. Previously, Mr. Shoemaker served in a number of senior executive positions with the Xerox Corporation, a provider of document management technology and services. Mr. Shoemaker is a director of Altera Inc., a provider of programmable logic solutions, and chairs the board of directors of SonicWALL, Inc., a network security and remote access software firm. Mr. Shoemaker holds a Bachelor of Arts degree from Hanover College and a Masters in Business Administration from Indiana University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person. Based solely on our review of the forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and persons who beneficially own more than 10% of our common stock were complied with in the fiscal year ended June 28, 2009.

Code of Ethics and Corporate Governance Materials

The Board has adopted a charter for each of the committees described above which are available on our website at http://www.extremenetworks.com/about-extreme/corp-governance.aspx. The Board has also adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. The Code of Business Conduct and Ethics can be found on our website at http://www.extremenetworks.com/about-extreme/corp-governance.aspx.

We believe that good corporate governance is essential to ensure that we are managed for the benefit of stockholders. The Board has adopted the Extreme Networks, Inc. Corporate Governance Guidelines to address key corporate governance issues. The Nominating and Corporate Governance Committee is responsible for reviewing the Corporate Governance Guidelines and recommending to the Board any changes to the Corporate Governance Guidelines. The Corporate Governance Guidelines can be found on our website at http://www.extremenetworks.com/about-extreme/corp-governance.aspx.

Corporate Governance

Our Board of Directors currently consists of seven directors. The directors are divided into three classes – Class I, Class II and Class III, with each class consisting of a minimum of two directors and each class having a three-year term. The Class I directors are Gordon L. Stitt and Kenneth Levy. The Class II directors are John H. Kispert, Edward B. Meyercord, III and Harry Silverglide. The Class III directors are Charles Carinalli and John C. Shoemaker.

The Board of Directors has determined that, other than Gordon L. Stitt, each member of the Board is an independent director for purposes of the NASDAQ Marketplace Rules.

The structure of the Board of Directors is staggered, so that Class I, Class II and Class III directors will serve until the annual meetings of stockholders to be held in 2011, 2009 and 2010, respectively, and until their respective successors are duly elected and qualified. At each annual meeting of stockholders, the successors to directors whose term will then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election. The Board has a mandatory retirement age of seventy (70).

Charles Carinalli was elected in 2004 by the independent members of the Board of Directors as the lead independent director. The independent directors extended Mr. Carinalli’s term by one year in October 2009. Mr. Carinalli’s duties as lead independent director include:

•	chairing executive sessions of the independent directors;

•

serving as liaison between the Chairman of the Board of Directors and the independent directors, including, communicating to the Chairman and Chief Executive Officer, as appropriate, the results of executive sessions of the independent directors;

•	ensuring that independent directors have adequate opportunities to meet without management present;

•	serving as designated contact for communication to independent directors, including being available for consultation and direct communication with major stockholders;

•	ensuring that the independent directors have an opportunity to provide input on the agenda for Board of Director meetings;

•	assuring that there is sufficient time for discussion of all agenda items; and

•	receiving, distributing to the Board and arranging responses to communications from stockholders, and being identified as the recipient of these communications in the annual meeting proxy statement.

The Board of Directors elects our President, Chief Financial Officer, Secretary and all executive officers. All executive officers serve at the discretion of the Board of Directors. Each of our officers devotes his full time to our affairs. Our non-employee directors devote time to our affairs as is necessary to discharge their duties. In addition, our Board of Directors has the authority to retain its own advisers to assist it in the discharge of its duties. There are no family relationships among any of our directors, officers or key employees.

Meetings of the Board of Directors

The Board of Directors held 10 meetings during the fiscal year ended June 28, 2009. No director serving on the Board of Directors in fiscal year 2009 attended fewer than 75% of the aggregate of the meetings of the Board of Directors and the meetings of the committees on which he serves.

Committees of the Board of Directors

The Board of Directors has a separately-designated standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Each of these Committees has a written charter that has been approved by the Board of Directors.

Committee Membership During Our Fiscal Year Ended June 28, 2009.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Charles Carinalli	Member	Chairman	Member
Bob L. Corey (1)	Chairman	Member	Member
John H. Kispert	Member (2)
Kenneth Levy			Chairman
Harry Silverglide	Member	Member (3)
John C. Shoemaker	Member	Member (4)

(1)	Effective July 20, 2009, Mr. Corey resigned as a director of the company and as a member of all Board committees. Mr. Corey was appointed as our Senior Vice President and Chief Financial Officer, effective July 21, 2009 and was appointed our Acting President and Chief Executive Officer, effective October 21, 2009.
(2)	Mr. Kispert was appointed to the Audit Committee on May 7, 2009 and was appointed Chairman of the Audit Committee, effective July 21, 2009.
(3)	Mr. Silverglide resigned from the Compensation Committee, effective July 29, 2008.
(4)	Mr. Shoemaker was appointed to the Compensation Committee, effective July 29, 2008.

Edward B. Meyercord, III was appointed to our Board of Directors in October 2009. Mr. Meyercord also was appointed to the Compensation Committee, effective January 1, 2010.

Audit Committee. The members of the Audit Committee during our fiscal year ended June 28, 2009 were Messrs. Carinalli, Corey, Kispert, Silverglide and Shoemaker. Mr. Corey resigned as a director and as Chairman of the Audit Committee, effective July 20, 2009, and Mr. Kispert was appointed Chairman of the Audit Committee effective July 21, 2009. All members of the Audit Committee during fiscal year 2009 were independent for purposes of the NASDAQ Marketplace Rules and the rules of the SEC as these rules apply to audit committee members. The Board has determined that Mr. Corey and Mr. Kispert are both audit committee financial experts, as defined in the rules of the SEC. The Audit Committee retains our independent auditors, reviews and approves the planned scope, proposed fee arrangements and terms of engagement of the independent auditors, reviews the results of the annual audit of our financial statements and the interim reviews of our unaudited financial statements, evaluates the adequacy of accounting and financial controls, reviews the independence of our auditors, and oversees our financial reporting on behalf of the Board of Directors. The Audit Committee is also responsible for establishing procedures for the receipt, retention and treatment of complaints received by us regarding questionable accounting or auditing matters, including the anonymous submission by our employees of concerns regarding accounting or auditing matters. In addition, the Audit Committee reviews with our independent auditors the scope and timing of their audit services and any other services they are asked to perform, the independent auditor’s report on our consolidated financial statements following completion of their audit, and our critical accounting policies and procedures and policies with respect to our internal accounting and financial controls. The Audit Committee held nine meetings during the fiscal year ended June 28, 2009. For more information about the Audit Committee, see “Report of the Audit Committee” below in this Annual Report on Form 10-K/A.

Compensation Committee. The members of the Compensation Committee during the fiscal year ended June 28, 2009 were Messrs. Carinalli, Corey, Shoemaker and Silverglide. Effective July 29, 2008, Mr. Silverglide resigned from the Compensation Committee, and Mr. Shoemaker was appointed to serve in his place. Mr. Corey resigned as a director and as a member of the Compensation Committee, effective July 20, 2009. Each member of the Compensation Committee during fiscal year 2009 was determined by the Board to be independent for purposes of the NASDAQ Marketplace Rules as they apply to compensation committee members. Pursuant to its charter, the Compensation Committee has responsibility for, among other things, discharging the Board’s responsibilities relating to compensation and benefits of our officers, including responsibility for evaluating and reporting to the Board on matters concerning management performance, officer compensation and benefits plans and programs. In carrying out these responsibilities, the Compensation Committee is required to review all components of executive officer compensation for consistency with our compensation philosophy. The charter of the Compensation Committee provides that the Compensation Committee may delegate duties or responsibilities to subcommittees or to one member of the Compensation Committee from time to time, as appropriate; however, historically the Compensation Committee has delegated duties or responsibilities only under limited circumstances. Our President and Chief Executive Officer (our “CEO”) and our Head of Human Resources assist the Compensation Committee in its deliberations with respect to the compensation of our executive officers, except that our CEO does not play a role in the Compensation Committee’s deliberations regarding his own compensation determination, other than discussing his performance objectives with the Compensation Committee. The other executive officers do not play a role in the Compensation Committee’s deliberations regarding their own compensation determination, except that each executive officer discusses his or her individual performance objectives with our CEO, and our General Counsel may be present for deliberations and may provide advice to the Compensation Committee regarding legal issues associated with compensation plans and decisions. Our CEO does not have the ability to call Compensation Committee meetings, but he can attend meetings to the extent that there is no discussion of his own compensation determination. The Compensation Committee held thirteen meetings during the fiscal year ended June 28, 2009. For more information about the Compensation Committee, see “Executive Compensation” below in this Annual Report on Form 10-K/A.

Nominating and Corporate Governance Committee. The members of the Nominating and Corporate Governance Committee during fiscal year 2009 were Messrs. Corey, Levy and Carinalli. Mr. Corey resigned as a director and as a member of the Nominating and Corporate Governance Committee, effective July 20, 2009. Each member of the Nominating and Corporate Governance Committee during fiscal year 2009 was determined by the Board to be independent for purposes of the NASDAQ Marketplace Rules as they apply to nominating committee members. The Nominating and Corporate Governance Committee identifies, reviews, evaluates and nominates candidates to serve on our Board of Directors, is responsible for recommending corporate governance principles, codes of conduct and compliance mechanisms applicable to us, and assists the Board of Directors in its annual reviews of the performance of the Board, each committee and management. The Nominating and Corporate Governance Committee held five meetings during the fiscal year ended June 28, 2009.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2009, no member of the Compensation Committee was a current or former officer or employee of the company or any of the company’s subsidiaries, except for Mr. Silverglide who was a member of the Compensation Committee until July 28, 2008 and served as our Vice President of Sales from January 1997 to July 2002. None of our executive officers has served on the board of directors or compensation committee of any other entity that has, or has had, one or more executive officers who served as a member of our Board or Compensation Committee during the 2009 fiscal year.

Director Nominations

Director Qualifications. In fulfilling its responsibilities, the Nominating and Corporate Governance Committee considers the following factors in reviewing possible candidates for nomination as director:

•	the appropriate size of our Board of Directors and its Committees;

•	the perceived needs of the Board for particular skills, background and business experience;

•	the skills, background, reputation, and business experience of nominees and the skills, background, reputation, and business experience already possessed by other members of the Board;

•	nominees’ independence from management;

•	nominees’ experience with accounting rules and practices;

•	nominees’ background with regard to executive compensation;

•	applicable regulatory and listing requirements, including independence requirements and legal considerations, such as antitrust compliance;

•	the benefits of a constructive working relationship among directors; and

•	the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members.

The Nominating and Corporate Governance Committee’s goal is to assemble a Board of Directors that brings to us a variety of perspectives and skills derived from high quality business and professional experience. Directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the best interests of our stockholders. They must also have an inquisitive and objective perspective and mature judgment. Director candidates must have sufficient time available in the judgment of the Nominating and Corporate Governance Committee to perform all Board and committee responsibilities. Board members are expected to prepare for, attend, and participate in all Board and applicable committee meetings.

Other than the foregoing there are no stated minimum criteria for director nominees, although the Nominating and Corporate Governance Committee may also consider other factors as it may deem, from time to time, are in the best interests of us and our stockholders. The Nominating and Corporate Governance Committee believes that it is preferable that at least one member of the Board should meet the criteria for an “audit committee financial expert” as defined by SEC rules. Under applicable listing requirements, at least a majority of the members of the Board must meet the definition of “independent director.” The Nominating and Corporate Governance Committee also believes it appropriate for one or more key members of management to participate as members of the Board.

Identifying and Evaluating Candidates for Nomination as Director. The Nominating and Corporate Governance Committee annually evaluates the current members of the Board of Directors whose terms are expiring and who are willing to continue in service against the criteria set forth above in determining whether to recommend these directors for election. The Nominating and Corporate Governance Committee regularly assesses the optimum size of the Board and its committees and the needs of the Board for various skills, background and business experience in determining if the Board requires additional candidates for nomination.

Candidates for nomination as director come to the attention of the Nominating and Corporate Governance Committee from time to time through incumbent directors, management, stockholders or third parties. These candidates may be considered at meetings of the Nominating and Corporate Governance Committee at any point during the year. Candidates are evaluated against the criteria set forth above. If the Nominating and Corporate Governance Committee believes at any time that the Board requires additional candidates for nomination, the Nominating and Corporate Governance Committee may poll directors and management for suggestions or conduct research to identify possible candidates and may engage, if the Nominating and Corporate Governance Committee believes it is appropriate, a third party search firm to assist in identifying qualified candidates.

The Nominating and Corporate Governance Committee will evaluate any recommendation for director nominee proposed by a stockholder. In order to be evaluated in connection with the Nominating and Corporate Governance Committee’s established procedures for evaluating potential director nominees, any recommendation for director nominee submitted by a stockholder must be sent in writing to the Corporate Secretary, 3585 Monroe Street, Santa Clara, CA 95051, 120 days prior to the anniversary of the date proxy statements were mailed to stockholders in connection with the prior year’s annual meeting of stockholders, except that under our bylaws, if no annual meeting was held in the previous year or the date of the annual meeting has been changed by more than 30 calendar days from the date contemplated at the time of the previous year’s proxy statement, notice by the stockholders to be timely must be received not later than the close of business on the tenth day following the day on which public announcement of the date of the meeting is first made. For purposes of the foregoing, “public announcement” shall mean disclosure in a broadly disseminated press release or in a document publicly filed by us with the Securities and Exchange Commission. The recommendation for director nominee submitted by a stockholder must contain the following information:

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

The Nominating and Corporate Governance Committee will evaluate incumbent directors, as well as candidates for director nominee submitted by directors, management and stockholders consistently using the criteria stated in this policy and will select the nominees that in the Nominating and Corporate Governance Committee’s judgment best suit the needs of the Board at that time.

Communications with Directors

Charles Carinalli has been selected by our independent directors as our “Lead Director” and, as such, is responsible for receiving, distributing and arranging responses to communications from our stockholders to our Board of Directors. Stockholders may communicate with our Board of Directors by transmitting correspondence by mail, facsimile or email, addressed as follows:

Lead Director (or individually named director(s))

Extreme Networks, Inc.

3585 Monroe Street

Santa Clara, CA 95051

The Lead Director will maintain a log of communications and transmit each communication as soon as practicable to the identified director addressee(s), unless (i) there are safety or security concerns that mitigate against further transmission of the communication; or (ii) the communication contains commercial matters not related to the stockholder’s stock ownership, as determined by the Lead Director in consultation with outside legal counsel. The Board of Directors or individual directors will be advised of any communication withheld for safety, security or other reasons as soon as practicable.

Director Attendance at Annual Meetings

We use reasonable efforts to schedule our annual meeting of stockholders at a time and date to maximize attendance by directors, taking into account the directors’ schedules. In cases where management, in its reasonable business judgment, believes that stockholder attendance at our annual meeting is significant, we encourage director attendance at the annual meeting. Directors make every effort to attend our annual meeting of stockholders when meaningful stockholder attendance at the meeting is anticipated. Messrs. Stitt and Carinalli attended our 2008 annual meeting of stockholders.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of the Securities and Exchange Commission’s Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009, as amended. The material in this report shall not be deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission, will be deemed “furnished” in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009, as amended, and will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of furnishing the disclosure in this manner.

COMPENSATION COMMITTEE

Charles Carinalli, Chairman

John C. Shoemaker

REPORT OF THE AUDIT COMMITTEE

The Audit Committee oversees the quality of our financial statements and our financial reporting on behalf of the Board of Directors. Management has the primary responsibility for the financial statements, maintaining appropriate accounting and financial reporting principles and policies and the reporting process, including internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Ernst & Young LLP, our independent registered public accounting firm, is responsible for expressing opinions on our annual financial statements and our internal control over financial reporting as of the end of the fiscal year. It is not the duty or responsibility of the Audit Committee or its members to conduct any type of auditing or accounting review or procedure, and each member of the Audit Committee relies on the integrity of those persons and organizations within and outside Extreme Networks from whom it receives information and the accuracy of the financial and other information provided to the Audit Committee.

The members of the Audit Committee during the fiscal year ended June 28, 2009 were Messrs. Charles Carinalli, Bob L. Corey, John H. Kispert, Harry Silverglide and John C. Shoemaker. Mr. Corey resigned as a director and as Chairman of the Audit Committee, effective July 20, 2009, and Mr. Kispert was appointed Chairman of the Audit Committee effective July 21, 2009. At all times the Audit Committee has consisted of at least three directors each of whom, in the judgment of the Board, is an “independent director” as defined in the listing standards for The NASDAQ Stock Market. The Board has determined that Mr. Kispert and Mr. Corey are audit committee financial experts as such term is defined in the rules of the SEC.

The Audit Committee has discussed and reviewed with the independent auditors all matters required to be discussed under Statement on Auditing Standards No. 61, Communication with Audit Committees, SEC rules and other professional standards. The Audit Committee has received from the independent auditors a formal written statement describing all relationships between the auditors and Extreme Networks that might bear on the auditors’ independence consistent with rule 3526 of the Public Company Accounting Oversight Board “Communications with Audit Committee concerning independence,” discussed with the independent auditors any relationships that may impact their objectivity and independence, and satisfied itself as to the independent auditors’ independence.

The Audit Committee discussed with our independent auditors the overall scope and plans for their respective audits. The Audit Committee meets with the independent auditors, with and without management present, to discuss the results of their audit of our financial statements and our internal control over financial reporting as of the end of the fiscal year, our internal audits and the overall quality of our financial reporting. Additionally, the Audit Committee has discussed and reviewed with management the audited financial statements and management’s report on internal control over financial reporting as of the end of the fiscal year.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended June 28, 2009 for filing with the SEC. The Audit Committee and the Board of Directors have also recommended ratification of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 27, 2010.

The aggregate fees billed for professional services rendered for the audit of our annual financial statements and our internal control over financial reporting as of the end of the fiscal year by Ernst & Young LLP for fiscal year 2009 and for their review of the unaudited interim financial statements included in our Quarterly Reports on Forms 10-Q for fiscal year 2009, including accounting consultations on matters addressed during the annual audit and interim reviews were $1,438,000. The aggregate fees billed for professional services rendered by Ernst & Young LLP, other than the audit and audit-related fees, were $175,000. These fees were for professional services including domestic and foreign tax-planning, consultation, special projects and tax return preparation, and procedures related to the filing of corporate documents.

AUDIT COMMITTEE

John H. Kispert, Chairman

Charles Carinalli

John C. Shoemaker

Harry Silverglide

The foregoing Audit Committee Report shall not be deemed to be incorporated by reference into any filing of Extreme Networks under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Extreme Networks specifically incorporates such information by reference.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

Our executive compensation philosophy and objectives are to attract high quality candidates for senior leadership positions, to retain these employees and to establish a total compensation program which motivates and rewards individual and team performance in alignment with our goals, principal among which is the creation of stockholder value.

We establish market competitive target levels of total compensation, focusing on both current pay and the opportunity for long term and future compensation. Annual compensation for a given executive is determined with reference to competitive market data, experience, knowledge, skills, education, performance and importance to the business.

What Our Compensation Program Is Designed to Reward

Our compensation program is designed to motivate individual and team accountability for our absolute and relative competitive performance.

Named Executive Officers

This “Executive Compensation” section of our Annual Report on Form 10-K/A presents compensation earned by our “named executive officers” (as defined by SEC rules). For the fiscal year ended June 28, 2009, our named executive officers and their respective titles were as follows:

Name	Title	Date of Employment

Helmut Wilke	Senior Vice President, Worldwide Sales	April 2, 2007

Mark A. Canepa	Former President, Chief Executive Officer and Director	August 30, 2006

Karen M. Rogge	Former Senior Vice President and Chief Financial Officer	April 2, 2007

Robert S. Schlossman	Former Senior Vice President and General Counsel	May 19, 2008

Biographies for our named executive officers are included in our Annual Report on Form 10-K, filed with the SEC on August 28, 2009.

Subsequent to the filing of the Annual Report on Form 10-K, Mr. Canepa resigned as our President and Chief Executive Officer on October 20, 2009. Bob L. Corey was appointed as our Acting President and Chief Executive Officer, in addition to retaining Mr. Corey’s duties as Senior Vice President, Finance and Chief Financial Officer. Mr. Canepa also concurrently resigned as a member of our Board of Directors.

Ms. Rogge resigned as our Senior Vice President and Chief Financial Officer in July 2009 and Bob L. Corey was appointed as her successor effective July 21, 2009. In connection with his appointment as Chief Financial Officer, Mr. Corey resigned as a member of our Board of Directors.

As part of a restructuring plan approved by the Board on October 20, 2009, Robert S. Schlossman’s position as Senior Vice President and General Counsel was eliminated. Diane C. Honda, a Vice President and formerly an Associate General Counsel, became General Counsel on the same day.

Compensation information regarding Mr. Corey in his role as a member of our Board of Directors is provided in Directors’ Compensation section of this Annual Report on Form 10-K/A. Compensation information regarding Mr. Corey in his roles as Acting President and Chief Executive Officer and Senior Vice President,

Finance and Chief Financial Officer is generally not included in this Executive Compensation and Other Matters section of this Annual Report on Form 10K-A as he was not a “named executive officer” during the fiscal year ended June 28, 2009. However, a summary of our employment agreement with Mr. Corey in his role as Acting President and Chief Executive Officer and Senior Vice President, Finance and Chief Financial Officer is provided in the Summary of Employment and Other Agreements section of this Annual Report on Form 10K-A.

Compensation Process

Compensation Process

Under its charter, the Compensation Committee has responsibility for, among other things, discharging the Board’s responsibilities relating to compensation and benefits of our officers, including responsibility for evaluating and reporting to the Board on matters concerning management performance, officer compensation and benefits plans and programs. In carrying out these responsibilities, the Compensation Committee is required to review all components of executive officer compensation for consistency with our compensation philosophy.

Our CEO and our Vice President of Human Resources assist the Compensation Committee in its deliberations with respect to the compensation of the named executive officers, except that our CEO does not participate in the Compensation Committee’s deliberations regarding his own compensation determination, other than discussing his performance objectives with the Compensation Committee. The other named executive officers do not participate in the Compensation Committee’s deliberations regarding their own compensation determination, other than discussing individual performance objectives with our CEO, and our General Counsel may be present for deliberations and may provide advice to the Compensation Committee regarding legal issues associated with compensation plans and decisions. Our CEO does not have the ability to call Compensation Committee meetings, but he may attend meetings as requested by the Committee to the extent that there is no discussion of his own compensation while he is participating in the meeting. The Committee maintains the sole discretion to engage third-parties to provide support in executing the Committee’s duties under the Committee’s charter.

The Compensation Committee Chair working with the Vice President of Human Resources has established a schedule of meetings and topics to be addressed to support the committee in fulfilling their fiduciary responsibility to stockholders. At the end of the fiscal year, our CEO conducts a quantitative assessment of each named executive officer’s performance for the past fiscal year based upon the officer’s individual and team business goals and objectives. The assessment typically considers performance against the pre-defined and approved goals in addition to each named executive officer’s technical and vocational competence, on-time delivery of programs, recruitment, retention and team development expected of all named executive officers. Our CEO and our Vice President of Human Resources also review the competitive benchmarking assessments of similarly situated executives in comparable companies in our industry, the competitive position of us relative to comparable companies in our industry, and the available salary and equity merit increase budget for the company. Our CEO then makes specific recommendations to the Compensation Committee for any changes to base salary, target bonus opportunities, other cash incentives and equity awards, if appropriate. The Compensation Committee considers these proposals and makes any final approvals required in executing their duties. In addition, the Compensation Committee similarly assesses the performance of our CEO, based on the achievement of the approved financial goals, performance metrics, and strategic objectives identified to improve the company’s operating performance. Our CEO is not present at the time the Compensation Committee reviews his performance and discusses his compensation. The Compensation Committee retains an independent compensation consultant to complete the assessment by providing third-party review of plans and to provide guidance to the CEO, Vice President of Human Resources and the Committee in making compensation decisions.

Our CEO also develops our overall business plan, corporate goals and strategic objectives in consultation with the Board of Directors and translates these corporate goals into specific corporate performance metrics and performance targets for the named executive officers in coordination with the Compensation Committee. The Committee similarly establishes the specific goals and metrics for our CEO against the business plan. Based on these goals and metrics, the Committee approves annual incentive bonus plans for our executives, including the named executive officers.

Peer Group Selection and Benchmarking;

We believe it is essential to attract and retain experienced and proven performers. Accordingly, the Compensation Committee seeks to set the base salary and total compensation of our executives, including the named executive officers, at the 50th percentile of the compensation of similarly-situated executives in comparable companies in our industry with whom we directly compete in our hiring and retention of executives. However, the Compensation Committee has the authority to approve position specific compensation packages that are above or below this level based on the executive’s specific experience, knowledge, skills, education, performance and importance to the business. In addition to these factors, the Committee also considers the information provided by their advisors and the comparative compensation of our other officers when determining an individual’s actual pay level.

For our fiscal year ended June 28, 2009, the Compensation Committee engaged Radford, an Aon Consulting Company, as an independent advisor to provide competitive market data regarding the components of our executive compensation. Radford reports directly to the Compensation Committee, and works with management to gain access to compensation information. We paid the fees charged by Radford for its engagement by the Compensation Committee with respect to its services related to fiscal year 2009 compensation.

For the fiscal year ended June 28, 2009, the Committee requested that Radford independently determine the appropriate comparative framework and use the same peer group selected for the fiscal year ended June 29, 2008 to assess the pay levels and structure of our executive compensation plan. Radford gained input from our CEO, Vice President of Human Resources and members of the Compensation Committee. Radford gathered pay levels and pay design information from the Radford Executive Benchmark Survey, focused on networking and technology companies in the $200 million – $500 million revenue range. Where the survey provided insufficient information, Radford used various data sources, including general survey data to benchmark the compensation of our executives against other public high technology companies with revenue between $200 million and $500 million. Radford presented the results of their assessment to the Vice President of Human Resources and our CEO. The assessment was then used by our CEO to recommend and the Committee to evaluate changes to executive compensation for the fiscal year ended June 28, 2009.

For the Compensation Committee’s deliberations of fiscal year 2009 executive compensation, the Compensation Committee reviewed a Radford Executive Benchmark Survey which includes many of the following companies which make up our peer group :

•	3Com Corporation

•	Adaptec, Inc.

•	ADTRAN, Inc.

•	Avocent Corporation

•	Brocade Communications Systems, Inc.

•	Ciena Corporation

•	Emulex Corporation

•	F5 Networks, Inc.

•	Foundry Networks, Inc. (acquired by Brocade)

•	Harmonic Inc.

•	MRV Communications Inc

•	NETGEAR, Inc.

•	Novatel Wireless, Inc.

•	Packeteer, Inc.

•	QLogic Corporation

•	Quantum Corporation

•	Rackable Systems, Inc.

•	RadiSys Corporation

•	STEC Inc.

•	Westell Technologies, Inc.

The Radford assessment examined a range of pay levels including the 25th, 50th and 75th percentile of the applicable benchmark group to reflect a range of pay to be considered when determining individual pay elements. The Committee used this approach to understand the range of pay levels and practices to ensure pay was fair and reasonable from both an executive and stockholder perspective. Radford’s assessment and the Committee’s review covers all aspects of compensation including salary, incentives, long-term compensation, total remuneration, retention value of current equity holdings and underwater holdings.

Mr. Wilke, our Senior Vice President, Worldwide Sales, has a base salary that is within our benchmark target, but his target bonus increases his aggregate cash compensation such that it exceeds our benchmark target. His equity ownership position also exceeds our benchmark target. The Compensation Committee intended for the higher-than-benchmark aggregate cash compensation package to incentivize Mr. Wilke to achieve the company’s near-term revenue targets. In addition, the Compensation Committee wished to emphasize long term performance and a sustainable business growth plan through Mr. Wilke’s equity ownership position. Mr. Canepa, our former President and CEO, had a base salary and aggregate cash compensation (inclusive of bonus) that was within our benchmark target. However, his equity ownership position was somewhat higher than our benchmark target because our Compensation Committee wished to emphasize long term performance for our CEO. Ms. Rogge, our former Senior Vice President and Chief Financial Officer, had a base salary and aggregate cash compensation which was higher than our benchmark target because this level of compensation was necessary to recruit a Chief Financial Officer with the necessary experience and skills for the position and to provide a sufficient incentive for Ms. Rogge to accept the position. Mr. Schlossman, our former Senior Vice President and General Counsel, had a base salary and aggregate cash compensation which was within our benchmark target. We further explain the various components of each of these executive’s compensation programs below.

Compensation Program Elements and How Each Element is Chosen

Hiring, developing and retaining our human capital are essential to executing our corporate strategy and meeting our milestones and objectives. The objective of our compensation program is to attract high quality candidates for senior leadership positions, to retain these employees, and to establish a total compensation program which motivates and rewards individual and team performance in alignment with our goals and the creation of stockholder value. To achieve this objective, the Compensation Committee believes that the named executive officers must be offered competitive:

•	base salary;

•	annual cash incentives;

•	long-term equity incentives;

•	change in control and severance benefits; and

•	benefits plans.

The Compensation Committee does not have a set formula for determining the mix of pay elements for named executive officers. Our compensation packages are designed to compete with other networking companies with which we compete for talent. Each element of our compensation program is designed to support our overall compensation objectives and provide the optimal balance between fixed and variable compensation and cash and equity compensation. A competitive base salary and benefits plan are offered to attract and retain talented employees, while variable compensation elements such as annual cash incentives and long-term equity incentives are intended to encourage and reward employees who help achieve our overall corporate goals and their individual employee objectives. The variable and fixed compensation elements are balanced to reward short-term performance with annual cash incentives and long-term performance with equity incentives, which also align the interests of our employees with those of our stockholders. The vesting schedules for equity awards also help encourage employee retention. We offer a comprehensive benefits package of healthcare, disability and insurance coverage as well as an employee-funded, employer-matched 401(k) retirement plan. Our Board of Directors suspended the employer-matched component of our 401(k) retirement effective April 1, 2009 in order to reduce expense to address challenges resulting from the economic downturn.

Other than certain change in control and severance benefits, our executives generally receive only compensation elements that are provided to our rank-and-file employees.

Base Salary

Base salary is the fixed, primary element of compensation for our named executive officers. At the time of the hiring of any named executive officer, we negotiate an initial base salary with the executive. Generally, negotiations are conducted by our CEO and our Vice President of Human Resources on our behalf. The Compensation Committee or the Board of Directors generally consults with our CEO on negotiations and approves a competitive range for base salaries for newly-hired named executive officers. The Compensation Committee seeks to negotiate base salaries for executives consistent with our philosophy to pay at or around the 50th percentile, depending on the specific position and the base salaries of similarly-situated executives in comparable companies in our industry with whom we directly compete in our hiring and retention of executives (see “Peer Group Selection and Benchmarking; Compensation Consultant,” above). This pay level target allows the company to provide a reasonable level of pay to employees with required skills while also controlling the companies fixed expenses. In addition, the Compensation Committee has the authority to negotiate and/or set base salaries as deemed appropriate to attract specific candidates, based on their experience, knowledge, skills, education and our needs.

Each fiscal year, the Compensation Committee, in consultation with our CEO, our Vice President of Human Resources, and Radford, reviews the base salaries of the named executive officers and determines whether any changes are appropriate for the next fiscal year. During this review, the Compensation Committee takes multiple factors into consideration. In July 2008, the Compensation Committee evaluated the performance during the fiscal year ended June 29, 2008 for each of the named executive officers and the competitive benchmark information provided by Radford related to each officer’s compensation and other appropriate factors. The Compensation Committee approved a $10,000 base salary increase for Mr. Wilke for fiscal year 2009, from $275,000 to $285,000 (an increase of 4%) based on the competitive base salary data for similarly-situated executives. This increase was consistent with the increase in our base salary budget for employees as a whole. The Compensation Committee did not approve a base salary increase for Mr. Canepa for fiscal year 2009 based on comparable pay for similarly-situated executives. The Compensation Committee also did not approve a base salary increase for Ms. Rogge for fiscal year 2009 based on comparable pay for similarly-situated executives. However, in July 2008, the Compensation Committee approved a lump sum bonus for Ms. Rogge of $14,000, approximately 4% of her base salary of $350,000. This bonus was intended to recognize Ms. Rogge for work completed in the year ended June 29, 2008 while not increasing her base salary which was above our target when compared to similarly-situated executives. Subject to continued employment, the bonus was payable at a rate of $4,000 on April 1, 2009 and $10,000 on October 1, 2009. Prior to Ms Rogge’s resignation on July 20, 2009, she received the $4,000 payment, but she is no longer entitled to receive the $10,000 payment. The Compensation

Committee did not consider or make any changes to Mr. Schlossman’s base salary due to his recent start of employment with us during the fiscal year ending June 29, 2008.

Cash Incentives and Bonuses

Each fiscal year, the Compensation Committee approves incentive bonus plans to provide cash bonus payments to officers and employees, including the named executive officers, based upon attainment of annual corporate objectives approved by the Board. Mr. Wilke, our Senior Vice President, Worldwide Sales, participates in the executive incentive bonus plan in addition to a sales commission-based cash bonus program. The Compensation Committee approves the specific target incentive opportunities for each named executive officer after considering input from our CEO, competitive benchmark information provided by Radford and the annual operating plan. For the fiscal year ending June 28, 2009, the Compensation Committee approved an increase in the incentive opportunity for Mr. Canepa from 70% to 85% of his then current base salary based on competitive market data for similarly-situated executives and the Committee’s desire to increase incentives to improve the business and create stockholder value.

The Compensation Committee reviews and approves the executive incentive bonus plans early in each fiscal year and approves the actual payouts under the plans after the end of the fiscal year. These plans are designed to deliver short-term cash incentive compensation for achieving business goals to each named executive officer at or around the 50th percentile of the compensation of similarly-situated executives in comparable companies in our industry, while allowing payments at or around the 75th percentile for significantly exceeding the corporate objectives. This approach, which is consistent with our philosophy to pay for performance, will lead to variability from year to year in the bonus payments earned by the named executive officers.

2009 Executive Incentive Bonus Plan

In July 2008, our Board, upon the recommendation of the Compensation Committee, approved the terms of our Fiscal 2009 Executive Incentive Bonus Plan (the “2009 Bonus Plan”). No bonuses were paid to our named executive officers for Fiscal 2009 under the 2009 Bonus Plan.

The 2009 Bonus Plan provided for the payment of cash bonuses based on achievement of our revenue and operating profit objectives. The Compensation Committee selected revenue and operating profit as the most important metrics for determining bonus payments because the Compensation Committee believed that success in these areas would most directly benefit stockholders. The Compensation Committee believed that the 2009 operating profit and revenue objectives were challenging targets that served as incentives to our officers, including the named executive officers, and were not merely modest targets where achievement was relatively assured. We do not disclose our specific revenue or profit targets because of the competitive nature of this information.

Under the 2009 Bonus Plan, the bonus payments to executives were calculated as follows:

Step #1: Corporate performance is measured to determine the percent of achievement against the approved revenue and operating profit objectives (the “Corporate Achievement Percentage”). There is equal weighting allocated to each of the revenue and operating profit objectives, and the Corporate Achievement Percentage does not vary based on an executive’s position and responsibilities. Under the plan, the Corporate Achievement Percentage could have ranged from 0% to a maximum of 200% based on achievement of these objectives.

Step #2: Actual incentives are calculated based on multiplying the Corporate Achievement Percentage by (i) a target incentive for each executive which is expressed as a percent of base salary (“Individual Target Bonus”) and (ii) wages actually earned during fiscal year 2009 (except for Mr. Wilke whose bonus payment is calculated based on the Corporate Achievement Percentage multiplied by $78,000). The Individual Target Bonus percentages for Mr. Canepa, Ms. Rogge and Mr. Schlossman were 85%, 60% and 40%, respectively.

The actual realized Corporate Achievement Percentage was 0% for the fiscal year ended June 28, 2009. As a result, no bonuses were paid to our named executive officers for Fiscal 2009 under the 2009 Bonus Plan.

2009 SVP Sales Commission Program

In July 2008, the Compensation Committee approved the terms of a commission bonus program (the “2009 SVP Sales Commission Program”) for Mr. Wilke, separate from and in addition to the amount that could be earned under the 2009 Bonus Plan. The bonus program is derived from our overall sales revenue quota levels for Mr. Wilke. The total target bonus for fiscal 2009 for Mr. Wilke was $183,000, while the actual bonus earned by Mr. Wilke was $154,200. As with the performance targets established for the named executive officers, the Compensation Committee believed that the 2009 revenue objectives were challenging targets that served as incentives to Mr. Wilke and are not merely modest targets where achievement was relatively assured.

Equity Compensation Awards

Equity compensation has traditionally been a prominent element of our executive compensation program which provides long-term incentives to our executives. Equity awards align the interests of our executives with those of our stockholders because the value of the equity awards will increase only when we perform. They also help to retain executives because they generally are subject to vesting in connection with continued service over a specified period of time.

2005 Equity Incentive Plan

Under our 2005 Equity Incentive Plan (the “2005 Plan”), we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other share-based or cash-based awards to employees and consultants. The 2005 Plan also authorizes the grant of awards of stock options, stock appreciation rights, restricted stock, and restricted stock units to non-employee members of the Board of Directors and deferred compensation awards to officers, directors and certain management or highly compensated employees. The 2005 Plan replaces the 1996 Stock Option Plan (the “1996 Plan”), 2000 Nonstatutory Stock Option Plan (the “2000 Plan”) and 2001 Nonstatutory Stock Option Plan (the “2001 Plan”). The 2005 Plan authorizes the issuance of up to 12,000,000 shares of our common stock. In addition, 11,000,000 shares subject to awards outstanding under the 1996 Plan, the 2000 Plan, and the 2001 Plan that expired have been added to the number of shares available for future grant under the 2005 Plan. As of September 27, 2009, 8,527,958 shares were available for future grant under the 2005 Plan.

Under the 2005 Plan, all stock options must be granted with an exercise price per share that is not less than the fair market value of a share of our common stock on the effective date of grant of the option. For additional information, refer to “Proposal Number Four, Amendment of the 2005 Equity Incentive Plan.”

New Hire Grants; Promotional Grants

Generally, we grant equity awards to our new employees, including our named executive officers, in connection with the start of their employment. At the time of the hiring of any named executive officer, we negotiate equity compensation with the executive. Generally, negotiations are conducted by our CEO and our Vice President of Human Resources on our behalf. The Compensation Committee or the Board of Directors generally consults with our CEO on negotiations and approves the negotiated equity compensation for newly-hired named executive officers. From time to time, we also grant equity awards in connection with the promotion of employees. The Compensation Committee seeks to negotiate equity compensation for any newly-hired or promoted executives, including named executive officers, at the 50th percentile, depending on the specific position, of the equity compensation of similarly-situated executives in comparable companies in our industry (see “Peer Group Selection and Benchmarking; Compensation Consultant,” above). For this purpose, the benchmark value attributed to equity compensation is based on examining the Black-Scholes value of options and the number of shares underlying options as a percent of outstanding shares of common stock. The Compensation Committee may approve a grant above or below this level based on information from our CEO and our Vice President of Human Resources and considering the specific goals for attracting or retaining the executive based on several factors including experience, knowledge, skills, education and our needs.

New-hire stock options granted to named executive officers generally vest as follows: one-fourth vests one year after the officer’s employment start date, and the remaining shares vest monthly over the following three years at a rate of 1/48th of the entire option each month, subject to the officer’s continued employment with us. Promotional stock options granted to named executive officers generally vest as follows: monthly over the four years following the date of grant at a rate of 1/48th of the entire option each month, subject to the officer’s continued employment with us. However, the Board or the Compensation Committee has approved certain exceptions to vesting schedules for new-hire and promotional equity awards in the past. For example, see “Change in Control and Severance Agreements,” below.

Named executive officers received the following negotiated equity compensation packages in the fiscal year ended June 28, 2009 in connection with the start of their employment with us in the fiscal year ended June 29, 2008:

Named Executive Officer	Equity Award Grant Date	Number of Shares Subject to Stock Option Grant Approved	Other Equity Award, If Any
Robert S. Schlossman Former Senior Vice President and General Counsel	November 5, 2008	250,000	None

There were no promotional grants to named executive officers in fiscal year 2009.

Annual Merit Grants

We have typically granted each named executive officer an additional stock option grant on an annual basis, with the goal of providing continued incentives to retain strong executives and improve corporate performance. Our executive officers generally receive annual stock option grants concurrently with our other employees at the time of our annual merit-based stock option grant considerations. Each fiscal year at this time, the Compensation Committee, in consultation with our CEO and our Vice President of Human Resources, reviews the equity compensation of the named executive officers and determines whether any changes are appropriate. During the review, the Compensation Committee takes multiple factors into consideration. In the fiscal year ended June 28, 2009, the Compensation Committee targeted the equity compensation for each named executive officer at the 50th percentile, depending on the specific position, of the compensation of similarly-situated executives in comparable companies in our industry (see “Peer Group Selection and Benchmarking; Compensation Consultant,” above). After reviewing market data for each named executive officer’s position, the Compensation Committee considers each executive’s experience, scope of responsibilities, performance, and expected future contribution to our business and stockholder value, vested and unvested equity holdings and underwater options before approving the grants.

Merit based annual stock options granted to named executive officers generally vest as follows: monthly over the four years following the date of grant at a rate of 1/48th of the entire option each month, subject to the officer’s continued employment with us. However, the Board or the Compensation Committee has approved certain exceptions to vesting schedules in the past.

In November 2008, the Compensation Committee evaluated the performance of each of Mr. Wilke and Ms. Rogge for the fiscal year ended June 29, 2008, the competitive benchmark information related to each officer’s compensation and other appropriate factors. The following table sets forth information regarding options granted to these named executive officer during the 2009 fiscal year:

Named Executive Officer	Equity Award Grant Date	Number of Shares Subject to Stock Option Grant Approved	Other Equity Award, If Any
Helmut Wilke Senior Vice President, Worldwide Sales	November 5, 2008	50,000	None

Karen M. Rogge Former Senior Vice President and Chief Financial Officer	November 5, 2008	50,000	None

The Compensation Committee did not make an annual merit grant to Mr. Canepa in fiscal 2009 because he received an “above target” grant in fiscal 2008. During fiscal 2008 to support our strategic initiatives and address retention concerns, the Compensation Committee established an equity strategy to provide executives with an above target merit grant that was similar in size to a new hire grant. Each executive’s grant was divided equally into a “standard option” and a “retention option” for vesting purposes. Based on the considerations described above, in October 2007, the Compensation Committee recommended to the Board, and the Board approved the grant of options to purchase 840,000 shares of common stock to Mr. Canepa. The options were split equally between a “standard option” and a “retention option.”

In fiscal 2009, the Board did not approve an annual merit grant for Mr. Schlossman due to his recent start of employment with us in the fiscal year ended June 29, 2008.

Award Granting Procedures; Policy on Timing of Equity Grants

Our process with regard to grants of equity compensation awards to Board members, officers, and non-officer employees is as follows:

•

The general practice for equity awards is to make grants once per quarter, during open trading windows only, on the second trading day following the public announcement of quarterly financial results, pursuant to a list to be circulated to the appropriate granting authority prior to the proposed approval date.

•	All grants are to be approved by the Compensation Committee.

•	Grants are to be approved at Compensation Committee meetings (not by unanimous written consent, except in extraordinary circumstances).

•	There is to be no delegated granting authority to management.

•	The Board and management are to continue monitoring processes and policies recommended by the U.S. Securities and Exchange Commission, self-regulatory authorities and outside advisors.

•

All Board and Compensation Committee minutes are to be circulated to the directors as soon as reasonably practicable (generally, within two weeks of meeting). Counsel should attend all Board and Compensation Committee meetings.

•	The Board has directed management to propose a mechanism for monitoring compliance with and reporting to the Board on our policies and procedures relating to options grants.

These new processes were adopted by the Board in April 2007, and are designed to ensure that we continue to employ best practices and procedures with respect to equity compensation awards.

In addition, we monitor the number of shares that we are utilizing for all of our equity compensation programs, including new hire grants, promotional grants and annual merit grants, in order to prudently manage stock option expense and potential dilution of stockholder ownership. The Compensation Committee in consultation with Radford approved a target gross equity pool that could be used for all grants issued to new hires, promotion grants and merit grants, and to reflect industry practices for managing the overall stock option burn rate. In compliance with industry best practices and guidance from Risk Metrics’ Institutional Stockholder Services (ISS), the Compensation Committee examines the trends for burn rate levels and equity vehicles to manage the plan within the standards and norms established by ISS. Our dilution rate is measured as a gross number of equity awards in a given year, expressed as a percentage of the outstanding common stock at the end of each fiscal year.

Change in Control and Severance Agreements

Each of our named executive officers are employed at-will. However, from time to time, we implement plans or enter into agreements that would provide benefits payable to certain employees, including named executive officers, in connection with the termination of employment, a change in our control or other situations. The Compensation Committee considers plans, agreements and benefits in order to be competitive in the hiring and retention of employees, including named executive officers, in comparison with comparable companies with which we compete for talent. In addition, these benefits are intended to retain our officers during the pendency of a proposed change in control transaction and align the interests of our officers with our stockholders in the event of a change in control. We believe that proposed or actual change in control transactions can adversely impact the morale of officers and create uncertainty regarding their continued employment. Without these benefits, officers may be tempted to leave us prior to the closing of the change in control, especially if they do not wish to remain with the entity after the transaction closes, and any departures could jeopardize the consummation of the transaction or our interests if the transaction does not close. The Compensation Committee believes that these benefits therefore serve to enhance stockholder value in the transaction, and align the officers’ interest with those of our stockholders in change in control transactions.

These agreements with the named executive officers are described under “Summary of Employment and Other Agreements” elsewhere in this Annual Report on Form 10-K/A. The potential payments that each of the named executive officers would have received if a change in control or termination of employment would have occurred on June 26, 2009 (the last business day of the last fiscal year) are set forth under the section titled “Potential Payments Upon Termination or Change in Control” elsewhere in this Annual Report on Form 10K-A.

Other Benefits

We provide other customary benefits that are comprehensive and apply uniformly to all of our employees, including our named executive officers. The purpose of this element of compensation is to provide assurance of financial support in the event of illness or injury, encourage retirement savings and encourage additional equity ownership by our employees. Our employee benefits program includes medical, dental, prescription drug, Medical and Dependent Care Flexible Spending contribution, vision care, disability insurance, life insurance benefits, business travel insurance, 401(k) savings plan with employer match (which was suspended effective April 1, 2009, due to business conditions), educational assistance, employee assistance program and holidays. We do not include a fixed vacation allowance for named executive officers, as they typically travel extensively and are required to be available to us even while vacationing. We do not provide a defined benefit retirement pension plan, supplemental life insurance or the use of company vehicles to our named executive officers.

In January 1999, the Board of Directors approved the adoption of the Extreme Networks 1999 Employee Stock Purchase Plan (the “Purchase Plan”). On December 2, 2005, the stockholders approved an amendment to the Purchase Plan to increase the maximum number of shares of common stock that may be issued under the plan by 5,000,000 to a total of 12,000,000 shares. The Purchase Plan permits eligible employees, including the named executive officers, to acquire shares of our common stock through periodic payroll deductions of up to 15% of total compensation. No more than 625 shares may be purchased on any purchase date per employee, and each offering period has a maximum duration of 3 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or on the last day of the respective purchase period. Through September 27, 2009, our named executive officers have not participated in the Purchase Plan.

Tax Considerations

The Compensation Committee has considered the provisions of Section 162(m) of the Internal Revenue Code and related Treasury Department regulations, which restrict deductibility of executive compensation paid to our named executive officers holding office at the end of any year to the extent this compensation exceeds $1,000,000 for any of these officers in any year and does not qualify for an exception under the statute or regulations. Income from options granted under our stockholder-approved stock option plan would generally qualify for an exemption from these restrictions so long as the options are granted by a committee whose members are “outside directors” (as defined by Section 162(m)) and have an exercise price no less than the fair market value of the shares on the date of grant. We expect that the Compensation Committee will continue to be comprised solely of outside directors, and that any options granted to our executive officers will be approved by the Compensation Committee. The Compensation Committee does not believe that in general other components of our compensation will be likely to exceed $1,000,000 for any executive officer in the foreseeable future, and therefore concluded that no further action with respect to qualifying this compensation for deductibility was necessary at this time. In the future, the Compensation Committee will continue to evaluate the advisability of qualifying its executive compensation for deductibility. The Compensation Committee’s policy is to qualify its executive compensation for deductibility under applicable tax laws as practicable.

Stock Ownership Guidelines

At present, the Compensation Committee has not established any equity or security ownership requirements for its executive officers which is a policy that is reviewed annually as part of the regular review of our pay plans. The Compensation Committee believes that a large portion of executive officer compensation should be issued in the form of long-term equity incentive awards to encourage a focus on growth, profitability, stock price appreciation, insider ownership of stock and retention of executive officers. We prohibit hedging of economic risk of the executive officers’ ownership of our stock.

Summary Compensation Table

The following table sets forth information for fiscal year 2009 concerning the compensation of our “named executive officers” (as defined by SEC rules):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(1)		All Other Compensation ($)(3)	Total ($)
Helmut Wilke Senior Vice President, Worldwide Sales	2007	68,750	—	—	—	47,407	(4)	628	116,785
	2008	275,000	25,000	—	533,900	198,100	(5)	6,319	1,038,319
	2009	280,719	—	—	27,050	154,200	(6)	4,700	466,669

Mark A. Canepa (7) Former President, CEO and Director	2007	403,692	—	76,365	249,373	60,756		4,639	794,825
	2008	494,475	—	—	996,912	138,453		7,925	1,637,765
	2009	494,099	—	—	—	—		8,223	502,322

Karen M. Rogge (8) Former Senior Vice President and Chief Financial Officer	2007	87,500	—	—	—	52,500		—	140,000
	2008	350,000	25,000	—	480,510	84,000		5,655	945,165
	2009	347,813	4,000	—	27,050	—		4,825	383,688

Robert S. Schlossman (9) Former Senior Vice President and General Counsel	2007	—	—	—	—	—		—	—
	2008	21,462	—	—	—	—		240	21,702
	2009	268,313	—	—	135,250	—		4807	408,370

(1)	Performance-based bonuses are generally paid under our bonus plans and sales commission plan (as discussed under “Compensation Discussion and Analysis” elsewhere in this Annual Report on Form 10-K/A) and reported as Non-Equity Incentive Plan Compensation. Except as otherwise noted, amounts reported as Bonus represent discretionary bonuses awarded by the Compensation Committee.
(2)	Amounts shown reflect the accounting expense recognized by us for financial statement reporting purposes in accordance with FAS 123(R), and do not reflect whether the named executive officer has actually realized a financial benefit from the award. For information on the assumptions used to calculate the value of the awards, refer to Note 7 of our consolidated financial statements in its Form 10-K for the fiscal year ended June 28, 2009, as filed with the SEC on August 28, 2009. In accordance with SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(3)	Except as otherwise indicated, represents discretionary matching contributions made by us under our tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan and contributions to group term life insurance. Our Board of Directors suspended the employer-matched component of our 401(k) retirement plan effective April 1, 2009.
(4)	Includes $40,806 of sales commissions earned under the 2007 SVP Sales Commission Plan.
(5)	Includes $166,600 of sales commission earned under the 2008 SVP Sales Commission Program.
(6)	Represents sales commissions earned under the 2009 SVP Sales Commission Plan.
(7)	Mr. Canepa resigned as our President, Chief Executive Officer and a member of our Board of Directors on October 20, 2009.
(8)	Ms. Rogge resigned as our Senior Vice President and Chief Financial Officer in July 2009, and Bob L. Corey was appointed as her successor effective July 21, 2009. Tabular information for Mr. Corey is not included herein as he was not a “named executive officer” during the fiscal year ended June 28, 2009. The terms of Mr. Corey’s offer letter of employment is described under Summary of Employment and Other Agreements, below.
(9)	As part of a reduction-in-force restructuring approved by our Board on October 20, 2009, Mr. Schlossman’s position as Senior Vice President and General Counsel was eliminated.

Summary of Employment and Other Agreements

The following is a description of employment and other agreements between us and the named executive officers:

Acting President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer

Under an offer letter of employment to be our Senior Vice President, Finance and Chief Financial Officer, Mr. Corey is paid an annual base salary of $375,000, less applicable taxes and withholdings. He also is eligible to participate in our bonus plans with an annual target of 60% of his then current annual base salary. In addition, Mr. Corey was granted a one-time option to acquire 450,000 shares of our common stock with an exercise price equal to the closing price of our common stock on the grant date. One-fourth of these shares shall vest one year after the commencement of Mr. Corey’s employment with us, and the remaining shares will vest monthly over the following three years at a rate of 1/48th of the entire option each month, subject to Mr. Corey’s continued employment with us. The vesting of the shares subject to this option may be accelerated upon a change in control, pursuant to the terms and conditions of the Severance Plan. Mr. Corey’s offer letter provided him with the opportunity to choose to substitute a one-time restricted stock grant for a portion of the Option Grant, but Mr. Corey declined this opportunity.

Effective October 21, 2009, Mr. Corey was appointed as our Acting President and Chief Executive Officer. His employment letter was supplemented to include the offer of an additional one-time option to acquire 100,000 shares of our common stock with an exercise price equal to the closing price of our common stock on the grant date. In addition, in the absence of a change in our control, in the event that Mr. Corey’s employment is terminated without cause within 12 months of the appointment of a permanent President and Chief Executive Officer of us, subject to his execution of a release of claims against us, Mr. Corey is entitled to (i) 12 months of his base salary then in effect, (ii) acceleration of 12 months of vesting of the shares subject to outstanding equity inventive grants, (iii) a pro rata portion of his annual bonus target under our Executive Incentive Plan for the fiscal year in which such termination occurs, and (iv) reimbursement of 12 months of applicable COBRA healthcare premiums.

Senior Vice President, Worldwide Sales

On or about February 2007, we entered into an offer letter of employment with Mr. Wilke for service as our Senior Vice President, Worldwide Sales, with a start date of April 2, 2007. Pursuant to the terms the offer letter of employment, Mr. Wilke is to be paid an annual base salary of $275,000 (which the Compensation Committee increased to $285,000 effective October 1, 2008), less applicable taxes and withholdings, and he was eligible to participate in the 2007 Bonus Plan with an annual bonus target of $75,000 (which target amount was $78,000 for the 2009 Bonus Plan), and to participate in the 2007 SVP Sales Commission Plan with an annual commission target of $175,000 (which target amount was $183,000 for the 2009 SVP Sales Commission Plan), with each bonus to be pro-rated based on his length of time as a regular employee in our fiscal year 2007. In addition, Mr. Wilke was granted a one-time option to acquire 500,000 shares of our common stock at the current fair market value of our common stock as of August 3, 2007, the date of grant of the stock option. One-fourth of these shares shall vest one year after the commencement of Mr. Wilke’s employment with us, and the remaining shares will vest monthly over the following three years at a rate of 1/48th of the entire option each month, subject to Mr. Wilke’s continued employment with us. The vesting of the shares subject to this option may be accelerated upon a change in control, pursuant to the terms and conditions of the Severance Plan. Further, pursuant to the terms of the offer letter, Mr. Wilke is entitled to a lump sum payment equal to six months of his base salary at the time of termination in the event that we terminate Mr. Wilke’s employment for a reason other than “cause,” which is defined as including, but is not limited to, incidences of fraud or commission of a felony, failure to attend work on a regular basis, a material breach of our policies or failure to follow a specific written instruction from the President, CEO or the Board of Directors.

Former President, Chief Executive Officer and Director

Mr. Canepa resigned employment with us in October 2009. Prior to his resignation, under an offer letter of employment, Mr. Canepa was to be paid an annual base salary of $480,000 (which the Board increased to $499,300 effective October 1, 2007), less applicable taxes and withholdings. He also was eligible to participate in our bonus plans. In addition, Mr. Canepa was granted a one-time option to acquire 850,000 shares of our common stock the “Canepa Option”) at the current fair market value of our common stock as of August 30, 2006, his first date of employment with us. One-fourth of these shares vested one year after the commencement of Mr. Canepa’s employment with us, and the remaining shares vested monthly over the remaining period of his employment with us. Mr. Canepa also received a one-time grant of 100,000 restricted stock units (the “Canepa RSU”) that vested at the rate of 50% on August 15, 2008 and one-fourth of the remaining balance each six months thereafter for the remaining period of his employment with us. The vesting of the shares subject to the Canepa Option and the Canepa RSU could have been accelerated upon a change in control, pursuant to the terms and conditions of the Severance Plan (as defined below under “Executive Change in Control Severance Plan”). In addition, in the absence of a change in our control, in the event that Mr. Canepa’s employment was terminated without cause or suffered a material adverse change in his position or duties, subject to his execution of a release of claims against us, Mr. Canepa would have been entitled to (i) 12 months of his base salary then in effect, (ii) a pro rata portion of his annual bonus for that fiscal year, (iii) acceleration of 12 months of vesting of the shares subject to the Canepa Option and the Canepa RSU, and (iv) reimbursement of 12 months of COBRA premiums.

Former Senior Vice President and Chief Financial Officer

Ms. Rogge resigned employment with us in July 2009. Prior to her resignation, under an offer letter of employment, Ms. Rogge was paid an annual base salary of $350,000, less applicable taxes and withholdings, and was eligible to participate in our bonus plans. Ms. Rogge was granted a one-time option to acquire 450,000 shares of our common stock at the current fair market value of our common stock as of August 3, 2007, the date of the grant of the stock option. One-fourth of these shares vested one year after the commencement of Ms. Rogge’s employment with us, and the remaining shares vested monthly until her resignation on July 20, 2009 at a rate of 1/48th of the entire option each month. Ms. Rogge was entitled to a lump sum payment equal to six months of her base salary at the time of termination in the event that we terminated Ms. Rogge’s employment for a reason other than “cause,” which was defined as including, but is not limited to, incidences of fraud or commission of a felony, failure to attend work on a regular basis, a material breach of our policies or failure to follow a specific written instruction from the President, CEO or the Board of Directors. Following her resignation, Ms. Rogge is no longer entitled to any benefits under her offer letter or the Severance Plan

On July 31, 2009, we entered into a Resignation and Consulting Agreement and General Release of Claims with Ms. Rogge. Under the terms of this agreement, we have provided Ms. Rogge with a payment of $175,000 (an amount equal to six months’ base salary at the time of Ms. Rogge’s resignation), less applicable withholding, in consideration for a release of claims. In addition, we and Ms. Rogge agreed that, when and if requested by us, Ms. Rogge will provide consulting services to us as an independent contractor during the six-month period following her resignation. In consideration for these services, Ms. Rogge will be paid $200 per hour for any hours of consulting services that she actually provides to us.

Former Senior Vice President and General Counsel

Mr. Schlossman’s position with us was eliminated under a restructuring plan that included a reduction in force and was approved by our Board on October 20, 2009. Under an offer letter of employment, Mr. Schlossman was to be paid an annual base salary of $270,000, less applicable taxes and withholdings, and was eligible to participate in our bonus plans. Mr. Schlossman was granted a one-time option to acquire 250,000 shares of our common stock at the current fair market value of our common stock as of November 5, 2008, the date of grant of the stock option. One-fourth of these shares vested one year after the commencement of Mr. Schlossman’s employment with us, and the remaining shares vested monthly over the following three years at a rate of 1/48th of the entire option each month, subject to Mr. Schlossman’s continued employment with us.

The vesting of the shares subject to this option could have been accelerated upon a change in control, pursuant to the terms and conditions of the Severance Plan.

Executive Change in Control Severance Plan

On February 8, 2006, the independent members of our Board, upon the recommendation of the Compensation Committee, approved the terms of an Executive Change in Control Severance Plan in order to ensure retention of key personnel and continuity of the business in the event of a change in control of the business. On August 7, 2008, the independent members of the Board, upon the recommendation of the Compensation Committee, approved an amendment and restatement of the Executive Change in Control Severance Plan (the “Severance Plan”).

Cash Compensation and Benefits

Under the Severance Plan, severance compensation, health care and other benefits are provided to a Severance Plan participant if the participant is terminated without cause or resigns as a result of certain adverse circumstances described in the Severance Plan within 12 months after a change in control (a “Double Trigger Termination”). The amount of this severance compensation that would be provided to a participant is equal to that participant’s then current salary and target bonus for the applicable “severance benefit period.” The Compensation Committee has established that the severance benefit period for participants will be 18 months in the case of the chief executive officer, 12 months in the case of officers who report directly to the chief executive officer and 6 months in the case of eligible vice presidents designated by the Compensation Committee. In addition, the severance benefit period establishes the period of time during which health care and other benefits are provided to a participant.

Equity Awards

The Severance Plan provides that equity awards granted prior to August 7, 2008 (the effective date of the amendment to the plan) with respect to individuals who were Participants as of that date and certain other equity awards as determined by the Compensation Committee at the time of grant are treated as follows in the event of a Change in our Control:

•	if the participant’s options and stock appreciation rights (“SARs”) are not assumed or otherwise continued by the acquirer, 100% accelerated vesting will occur;

•

if the participant is not terminated and the acquirer assumes the participant’s outstanding options and SARs, the vesting of fifty percent (50%) of the participant’s then unvested options and SARs would accelerate as of the date of the change in control and the remainder of the participant’s unvested options and SARs would vest in equal monthly installments over a period equal to one half of the remainder of the participant’s original vesting schedule.

•	if the participant is terminated and the participant’s options and SARs are assumed or otherwise continued by the acquirer, 100% acceleration of vesting of all options and SARs will occur; and

•	the vesting of all other awards, including restricted stock and restricted stock units would accelerate in full upon a change in control.

However, the Severance Plan further provides that, unless otherwise determined by the Compensation Committee at the time of grant, equity awards granted after August 7, 2008 (the effective date of the amendment to the plan) to participants are treated as follows in the event of a change of our control:

•

if equity awards are not assumed or otherwise continued by the acquirer, accelerated vesting will occur only with respect to the number of months in the applicable participant’s severance benefit period (as defined above);

•	if equity awards are assumed or otherwise continued by the acquirer, acceleration of vesting of these awards will occur only upon a Double Trigger Termination, and then will accelerate 100%; and

•	all equity awards are treated the same under the plan in the event of a Change of Control.

In the event that any payment or benefit received or to be received by a participant under the Severance Plan or otherwise (collectively, the “Payments”) would subject the participant to any excise tax pursuant to Section 4999 of the Code due to the characterization of such Payments as an excess parachute payment under Section 280G of the Code, then, notwithstanding the other provisions of the Severance Plan, the amount of such Payments will not exceed the amount which produces the greatest after-tax benefit to the participant. The Severance Plan does not provide for payment of any applicable excise tax by us or other “gross-up” payments to offset the impact of any applicable excise tax.

Definitions

For purposes of the Severance Plan, the following definitions apply:

“Cause” means the occurrence of any of the following: (i) the participant’s theft, dishonesty, misconduct, breach of fiduciary duty for personal profit, or falsification of any our documents or records; (ii) the participant’s material failure to abide by our code of conduct or other policies (including, without limitation, policies relating to confidentiality and reasonable workplace conduct); (3) misconduct by the participant within the scope of Section 304 of the Sarbanes-Oxley Act of 2002 as a result of which of we are required to prepare an accounting restatement; (4) the participant’s unauthorized use, misappropriation, destruction or diversion of any tangible or intangible asset or corporate opportunity of ours (including, without limitation, the participant’s improper use or disclosure of our confidential or proprietary information); (5) any intentional act by the participant which has a material detrimental effect on our reputation or business; (6) the participant’s repeated failure or inability to perform any reasonable assigned duties after written notice from us of, and a reasonable opportunity to cure, such failure or inability; (7) any material breach by the participant of any employment, non-disclosure, non-competition, non-solicitation or other similar agreement between the participant and us, which breach is not cured pursuant to the terms of such agreement; or (8) the participant’s conviction (including any plea of guilty or nolo contendere) of any criminal act involving fraud, dishonesty, misappropriation or moral turpitude, or which impairs the participant’s ability to perform his or her duties with us.

“Change in our Control” means the occurrence of any of the following:

•

any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), other than a trustee or other fiduciary holding our securities under an employee benefit plan, becomes the “beneficial owner” (as defined in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of our securities representing more than fifty percent (50%) of the total combined voting power of our then-outstanding securities entitled to vote generally in the election of directors;

•

we are party to a merger or consolidation which results in the holders of our voting securities outstanding immediately prior thereto failing to retain immediately after such merger or consolidation direct or indirect beneficial ownership of more than fifty percent (50%) of the total combined voting power of the securities entitled to vote generally in the election of our directors or the surviving entity outstanding immediately after such merger or consolidation;

•	the sale or disposition of all or substantially all of our assets or consummation of any transaction having similar effect (other than a sale or disposition to one or more of our subsidiaries); or

•

a change in the composition of the Board within any twelve (12) month period as a result of which fewer than a majority of the directors are Incumbent Directors (defined as a director who either (i) is a member of the Board as of February 8, 2006, or (ii) is elected, or nominated for election, to the Board with the affirmative votes of at least a majority of the Incumbent Directors at the time of such election or nomination, but (iii) was not elected or nominated in connection with an actual or threatened proxy contest relating to the election of our directors.);

provided; however, that to the extent that any amount constituting nonqualified deferred compensation subject to Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), would become payable under the Severance Plan by reason of a Change in Control, such amount shall become payable only if the event constituting a Change in Control would also constitute a change in ownership or effective control of us, or a change in the ownership of a substantial portion of our assets, within the meaning of Section 409A of the Code.

Indemnity Agreements

We entered into indemnification agreements with our executive officers and directors. These indemnification agreements require us to indemnify these individuals to the fullest extent permitted by law.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to stock and option awards and other plan-based awards, including non-equity incentive awards, granted during the fiscal year ended June 28, 2009 to our named executive officers. For a narrative description of the various plan-based awards set forth in the following table, see “Compensation Discussion and Analysis” elsewhere in this Annual Report on Form 10K-A.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)					All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(3)
			Threshold ($)	Target ($)		Maximum ($)(2)
Helmut Wilke
Non-Equity Incentive Cash Payment			0	261,000	(4)	339,000	(5)
Stock Award			—	—		—		—	—	—	—
Option Award	11/5/2008	10/28/2008	—	—		—		—	50,000	$2.05	27,050

Mark A. Canepa
Non-Equity Incentive Cash Payment			0	419,984		839,968
Stock Award			—	—		—		—	—	—	—
Option Award			—	—		—		—	—	—	—

Karen M. Rogge
Non-Equity Incentive Cash Payment			0	208,688		417,376
Stock Award			—	—		—		—	—	—	—
Option Award	11/5/2008	10/28/2008	—	—		—		—	50,000	$2.05	27,050

Robert S. Schlossman
Non-Equity Incentive Cash Payment			0	107,325		214,650
Stock Award			—	—		—		—	—	—	—
Option Award	11/5/2008	10/28/2008	—	—		—		—	250,000	$2.05	135,250

(1)	Our annual cash incentives usually are (and, in fiscal year 2009, were) based upon threshold, target and maximum payout amounts set by the Board of Directors, upon the recommendation of the Compensation Committee, at the beginning of each fiscal year. See “2009 Bonus Plan” in the “Compensation Discussion and Analysis” section elsewhere in this Annual Report on Form 10-K/A. The actual amounts earned by each named executive officer for fiscal year 2009 is set forth in the Summary Compensation Table elsewhere in this Annual Report on Form 10-K/A under the heading “Non-Equity Incentive Plan Compensation.”
(2)	Under the 2009 Bonus Plan, the maximum amount payable if results exceed objectives was 200% for the named executive officers.
(3)	The grant date fair value is generally the amount we would expense in our financial statements over the award’s service period in accordance with FAS 123R, but does not include a reduction for forfeitures.
(4)	Includes $78,000 target bonus under the 2009 Bonus Plan and $183,000 target bonus under the 2009 SVP Sales Commission Plan.
(5)	Includes maximum amount payable of $156,000 under the 2009 Bonus Plan and $183,000 target bonus under the 2009 SVP Sales Commission Plan. There was no maximum amount payable under the 2008 SVP Sales Commission Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of all unexercised options previously awarded to our named executive officers as of June 28, 2009.

OUTSTANDING EQUITY AWARDS

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Helmut Wilke	270,833	229,167	(1)	$3.74	8/3/2017
	8,333	41,667	(3)	$2.05	11/5/2018

Mark A. Canepa	584,375	265,625	(1)	$3.65	8/30/2016	37,500	(2)	$76,125.00
	175,000	665,000	(4)	$4.25	10/26/2017

Karen M. Rogge	243,750	206,250	(1)	$3.74	8/3/2017
	8,333	41,667	(3)	$2.05	11/5/2018

Robert S. Schlossman	67,708	182,292	(1)	$2.05	11/5/2018

(1)	Vest ratably over a four year period, with one-year cliff vesting upon the first anniversary of the executive’s start date, and monthly thereafter, subject to the named executive officer’s continued employment.
(2)	Vest monthly over a four year period following the date of grant at a rate of 1/48th of the entire option each month, subject to the officer’s continued employment.
(3)	50,000 shares vested on August 15, 2008. 12,500 shares vest every six months beginning on February 15, 2009 and ending on August 15, 2010, subject to the named executive officer’s continued employment.
(4)

420,000 shares subject to the options vest ratably on a monthly basis over a four year period, subject to the named executive officer’s continued employment. The remaining 420,000 shares subject to the options vest over five years as follows: none of the shares vest in the first or second year following the date of grant and the remaining shares vest annually at a rate of 1/3rd of the entire option per year over the remaining three year vesting period subject to the named executive officer’s continued employment.

Option Exercises and Stock Vested During Last Fiscal Year

The following table sets forth certain information concerning option exercises by our named executive officers and vesting of our common stock held by them during the fiscal year ended June 28, 2009.

OPTION EXERCISES AND STOCK VESTED

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Helmut Wilke	—	—	—	—
Mark A. Canepa	—	—	62,500	$195,375
Karen M. Rogge	—	—	—	—
Robert S. Schlossman	—	—	—	—

(1)	Represents the amount realized based on the market price of our common stock on the vesting date.

Pension Benefits and Nonqualified Deferred Compensation Plans

We do not have any plans with any of the named executive officers that provide for payments or other benefits at, following, or in connection with retirement. We also do not have any defined contribution or other plan with any of the named executive officers that provides for the deferral of compensation on a basis that is not tax qualified.

Potential Payments upon Termination or Change in Control

We have entered into the following agreements that may require us to provide compensation to the named executive officers in the event of a termination of employment or a change in control of Extreme Networks:

•

Offer letters of employment with each of Mr. Wilke, Mr. Canepa, Ms. Rogge and Mr. Schlossman. Due to the resignation of both Mr. Canepa and Ms. Rogge, the provisions in their offer letters are no longer in effect. In addition, we have entered into an offer letter of employment with Mr. Corey who was appointed as our Chief Financial Officer in July 2009, which offer letter was supplemented on October 20, 2009 when Mr. Corey also was appointed as our Interim President and Chief Executive Officer.

•	The Severance Plan (as defined above).

These agreements, including the circumstances that would trigger payments or the provision of other benefits thereunder, and any material conditions and obligations applicable to the recipient of payments and benefits thereunder, are described in “Summary of Employment and Other Agreements” elsewhere in this “Executive Compensation” section of this Annual Report on Form 10-K/A.

The following table describes the potential payments upon involuntary termination, whether or not within one year following a change in our control, for each of the named executive officers, under the certain assumptions set forth in the footnotes to the table. Note that except as expressly noted, these assumptions are not actually in effect.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Name and Category of Payment	Potential Payments upon Termination Other Than for Cause ($)(1)		Potential Payments Following Change in Control without Termination Other Than for Cause ($)(2)		Potential Payments upon Termination Other Than for Cause Following Change in Control ($)(3)
Helmut Wilke
Salary(4)	$142,500	(5)	$—		$285,000	(6)
Bonus	$—		$—		$261,000	(7)
Equity award vesting acceleration(8)	$—		$—		$—
Health and welfare benefits	$—		$—		$6,201	(9)

Total	$142,500		$—		$552,201

Mark A. Canepa
Salary(4)	$499,300	(10)	$—		$748,950	(6)
Bonus	$424,405	(11)	$—		$636,608	(7)
Equity award vesting acceleration(8)	$50,750	(12)	$76,125	(13)	$76,125	(14)
Health and welfare benefits	$9,395	(15)	$—		$14,093	(9)

Total	$983,850		$76,125		$1,475,776

Karen M. Rogge(16)
Salary(4)	$175,000	(17)	$—		$350,000	(6)
Bonus	$—		$—		$210,000	(7)
Equity award vesting acceleration(8)	$—		$—		$—
Health and welfare benefits	$—		$—		$6,200	(9)
Total	$175,000		$—		$566,200

Robert S. Schlossman(18)
Salary(4)	$—		$—		$270,000	(6)
Bonus	$—		$—		$108,000	(7)
Equity award vesting acceleration(8)	$—		$—		$—
Health and welfare benefits	$—		$—		$19,055	(9)
Total	$—		$—		$397,055

(1)	Assumes termination without cause as of June 26, 2009 (the last business day of our last fiscal year), not within one year after a change in control. For purposes hereof, “cause” is defined as described, as applicable to each officer, in the “Summary of Employment and Other Agreements” section of this Annual Report on Form 10-K/A. As a condition to receiving any benefits under this column, the applicable named executive officer is required to execute a general release of known and unknown claims in a form satisfactory to us.
(2)	Assumes a hypothetical change in control as of June 26, 2009 (the last business day of our last fiscal year), with no termination without cause within one year after the change in control. Also assumes that the company acquiring us in the hypothetical change in control did not assume or substitute equivalent replacements for the outstanding equity awards of the participants in the Severance Plan.
(3)	Assumes termination without cause as of June 26, 2009 (the last business day of our last fiscal year), within one year after a change in control.

(4)	The amounts listed in these rows do not include the payment of accrued salary that would be due upon termination of employment, are not adjusted for any applicable tax withholding, and do not include portions of bonuses that may be payable on a pro-rated basis based on the amount earned as of the time of the termination of employment.
(5)	Under his offer letter of employment, in the absence of a change in our control, in the event that Mr. Wilke’s employment is terminated without cause, Mr. Wilke will be entitled to six months of his base salary then in effect.
(6)	Under the Severance Plan, if a participant in the Severance Plan is terminated without cause or resigns as a result of certain adverse circumstances described in the Severance Plan within 12 months after a change in control, among other things, the participant would be entitled to a lump sum payment in an amount equal to the aggregate amount of his monthly salary for a period of 18 months in the case of the chief executive officer and 12 months in the cases of the other named executive officers.
(7)	Under the Severance Plan, if a participant in the Severance Plan is terminated without cause or resigns as a result of certain adverse circumstances described in the Severance Plan within 12 months after a change in control, among other things, the participant would be entitled to a lump sum bonus payment for a period of 18 months in the case of the chief executive officer and 12 months in the cases of the other named executive officers with the applicable annual bonus amount to be based upon the aggregate of all annual incentive bonuses that would have been earned by the participant for the fiscal year of termination of employment, determined as if 100% of all applicable performance goals were achieved.
(8)	Assumes a price per share of our common stock equal to $2.03, the closing market price on June 26, 2009 (the last business day of our last fiscal year). In the case of shares of common stock or restricted stock units, represents the aggregate value of all shares that would be accelerated. In the case of stock options, represents the aggregate spread (i.e. the difference between the exercise price and the closing price of our common stock on June 26, 2009) with respect to all options that would be accelerated. The exercise price of all stock options held by our named executive officers as of June 26, 2009 was greater than $2.03 resulting in no aggregate spread value for these stock options.
(9)	Under the Severance Plan, if a participant in the Severance Plan is terminated without cause or resigns as a result of certain adverse circumstances described in the Severance Plan within 12 months after a change in control, among other things, the participant is entitled to reimbursement of 18 months of COBRA premiums in the case of the chief executive officer and 12 months of COBRA premiums in the cases of the other named executive officers. Assumes our payment of all premiums necessary to cover the applicable officer from June 26, 2009 until the 18 or 12 month anniversary thereof, as applicable, assuming that the applicable officer was covered under our group health plan as of June 26, 2009, that the officer timely elected to continue these benefits until the 18 or 12 month anniversary thereof, as applicable, and that premiums remain at the amounts in effect as of June 26, 2009.
(10)	Prior to his resignation of employment, Mr. Canepa would have been entitled under his offer letter of employment with us, in the absence of a change in our control, in the event that Mr. Canepa’s employment was terminated without cause or suffered a material adverse change in his position or duties, subject to his execution of a release of claims against us, among other things, 12 months of his base salary then in effect.
(11)	Prior to his resignation of employment, Mr. Canepa would have been entitled to, under his offer letter of employment with us, in the absence of a change in our control, in the event that Mr. Canepa’s employment was terminated without cause or suffered a material adverse change in his position or duties, subject to his execution of a release of claims against us, among other things, a pro rata portion of his annual bonus for that fiscal year. Mr. Canepa’s target bonus percentage for fiscal year 2009 was 85% of his annual salary then in effect.
(12)	Prior to his resignation of employment, Mr. Canepa would have been entitled to, under his offer letter of employment with us, in the absence of a change in our control, in the event that Mr. Canepa’s employment was terminated without cause or suffered a material adverse change in his position or duties, subject to his execution of a release of claims against us, among other things, acceleration of 12 months of vesting of the shares subject to the Canepa Option and the Canepa RSU.
(13)	Under the Severance Plan, the Canepa RSU will accelerate in full as of the hypothetical change in control as of June 26, 2009.

(14)	Under the Severance Plan, if a participant in the Severance Plan is terminated without cause or resigns as a result of certain adverse circumstances described in the Severance Plan within 12 months after a change in control, among other things, the vesting and exercisability of options, SARs and all other awards, including restricted stock and restricted stock units, held by the participant would accelerate in full.
(15)	Prior to his resignation of employment, Mr. Canepa would have been entitled to, under his offer letter of employment with us, in the absence of a change in our control, in the event that Mr. Canepa’s employment was terminated without cause or suffered a material adverse change in his position or duties, subject to his execution of a release of claims against us, among other things, reimbursement of 12 months of COBRA premiums. Assumes our payment of all premiums necessary to cover Mr. Canepa from June 26, 2009 until June 30, 2010, assuming that Mr. Canepa was covered under our group health plan as of June 26, 2009, that he timely elected to continue such benefits until June 30, 2010, and that premiums remain at the amounts in effect as of June 26, 2009.
(16)	Ms. Rogge resigned as an employee and officer, effective July 20, 2009. As a result, she is no longer entitled to any benefits under her offer letter or the Severance Plan.
(17)	Prior to her resignation, Ms. Rogge was entitled, under her offer letter of employment, to six months of her base salary then in effect in the event that her employment was terminated without cause in the absence of a change in our control.
(18)	Mr. Schlossman’s position was eliminated under a restructuring plan that included a reduction in force and was approved by our Board on October 20, 2009.

Compensation Committee Interlocks and Insider Participation

See “Compensation Committee Interlocks and Insider Participation” under “Corporate Governance” elsewhere in this Annual Report on Form 10-K/A, which is hereby incorporated by reference into this “Executive Compensation” section of this Annual Report on Form 10-K/A.

DIRECTOR COMPENSATION

During our fiscal year ended June 28, 2009, the compensation policies for non-employee service on our Board and its committees were as follows:

Cash Compensation

Each non-employee director receives (a) $40,000 in cash compensation annually for service in this position and (b) the applicable compensation set forth below for serving as a chair or as a member of one or more of the committees of the Board. For service on any special committee that may be formed by the Board from time to time, compensation will be determined on a case-by-case basis by the Board upon a recommendation by the Compensation Committee based on the anticipated amount of time and work related to service on the special committee and other factors as the Compensation Committee may consider. Each non-employee director receives reimbursement of expenses related to attendance of meetings of the Board and its committees.

Annual Committee Member Compensation
Audit Committee	$20,000
Compensation Committee	$10,000
Nominating and Governance Committee	$10,000

Additional Annual Retainers for Committee Chair
Audit Committee Chair	$10,000
Compensation Committee Chair	$10,000

Equity Compensation

Each non-employee director automatically is granted an initial 8,333 shares of our restricted stock and an initial option to purchase 25,000 shares of our common stock. These options and restricted stock grants are made under our 2005 Equity Incentive Plan (the “2005 Plan”), pursuant to the standard option agreement used under the 2005 Plan for directors. The grant date for awards is generally the second trading day following the public announcement of quarterly financial results following the director’s appointment. Each option and restricted stock grant will vest 1/3 each year (or, if earlier in any year, 1/3 on the date of the annual meeting in that year), subject to the respective director’s continuous service on the Board for that period. There is a two year post-termination exercise period for options granted to non-employee directors during and after fiscal 2005.

On the date of each annual meeting of our stockholders, each non-employee director automatically is granted 5,000 shares of our restricted stock and an option to purchase 15,000 shares of our common stock. These options and restricted stock grants are made under the 2005 Plan, pursuant to the standard option agreement used under the 2005 Plan for directors. The exercise price per share of each option, and the grant price of each share of restricted stock, is the closing sale price of our common stock on the NASDAQ Global Market at the close of business on the date of grant (the date of the Annual Meeting). Each option and restricted stock grant will vest in full on the date one year after the date of grant (or, if earlier, the date of the next subsequent annual meeting), subject to the respective director’s continuous service on the Board for that period.

Following the 2008 Annual Meeting held on December 4, 2008, each non-employee director received a grant of 5,000 shares of our restricted stock and an option to purchase 15,000 shares of our common stock, at an exercise price of $1.85. In connection with Mr. Kispert’s appointment to the Board of Directors as of May 7, 2009, he received a grant of 8,333 shares of our restricted stock and an option to purchase 25,000 shares of our common stock at an exercise price of $2.32 on August 3, 2009.

On July 17, 2001, the Board of Directors ratified and approved an amended policy regarding the acceleration of vesting of shares subject to options granted to directors upon a change-in-control (the “Amended Policy”). Under the Amended Policy, in the event of a change in control that occurs prior to a director’s termination of service with Extreme Networks, the shares subject to options shall be fully vested. The Amended Policy defines a change-in-control as a single or series of sales or exchanges of voting stock, a merger or consolidation, the sale, or transfer of all or substantially all of the assets, or a liquidation wherein the stockholders immediately before the change-in-control do not retain, immediately after the change-in-control, more than 50% of the total combined voting power of Extreme Networks or the corporation to which the assets were transferred. This Amended Policy continues to apply to all options granted to directors after July 17, 2001.

The compensation information for our non-employee directors during the fiscal year ended June 28, 2009 is set forth below:

Name	Director Fees Earned or Paid in Cash ($)		Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles Carinalli	90,000	(2)	9,250	7,323	—	—	—	106,573
Bob L. Corey	90,000	(3)	9,250	7,323	—	—	—	106,573
John H. Kispert	15,000	(4)	0	0	—	—	—	15,000
Kenneth Levy	50,000	(5)	9,250	7,323	—	—	—	66,573
John C. Shoemaker	70,000	(6)	9,250	7,323	—	—	—	86,573
Harry Silverglide	60,000	(7)	9,250	7,323	—	—	—	76,573
Gordon L. Stitt	40,000	(8)	9,250	7,323	—	—	—	56,573

(1)	Amounts shown reflect the accounting expense recognized by us for financial statement reporting purposes in accordance with FAS 123(R), and do not reflect whether the director has actually realized a financial benefit from the award. For information on the assumptions used to calculate the value of the awards, refer to Note 7 of our consolidated financial statements in our Form 10-K for the fiscal year ended June 28, 2009, as filed with the SEC on August 28, 2009. However, in accordance with SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(2)	Consists of $40,000 for annual retainer, $20,000 for service on the Audit Committee, $20,000 for service as the Chairman of the Compensation Committee and $10,000 for service on the Nominating and Corporate Governance Committee.
(3)	Consists of $40,000 for annual retainer, $30,000 for service as the Chairman of the Audit Committee, $10,000 for service on the Compensation Committee and $10,000 for service on the Nominating and Corporate Governance Committee. Effective July 20, 2009, Mr. Corey resigned as a director of the company and as a member of all Board committees. Mr. Corey was appointed as our Senior Vice President and Chief Financial Officer, effective July 21, 2009, and as our Acting President and Chief Executive Officer, effective October 21, 2009.
(4)	Mr. Kispert was appointed to the Board of Directors and the Audit Committee in May 2009. Consists of $10,000 for annual retainer and $5,000 for service on the Audit Committee.
(5)	Consists of $40,000 for annual retainer and $10,000 for service as the Chairman of the Nominating and Corporate Governance Committee.
(6)	Consists of $40,000 for annual retainer, $20,000 for service on the Audit Committee and $10,000 for service on the Compensation Committee.
(7)	Consists of $40,000 for annual retainer and $20,000 for service on the Audit Committee.
(8)	Consists of $40,000 for annual retainer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 27, 2009, certain information with respect to the beneficial ownership of our common stock by: (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each executive officer named in the Summary Compensation Table below, (iii) each of our directors and director nominees, and (iv) all executive officers and directors as a group.

Except as otherwise indicated, the address of each beneficial owner is c/o Extreme Networks, Inc., 3585 Monroe Street, Santa Clara, CA 95051.

Name and Address (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class (3)
Holders of Greater than 5%:
Wells Fargo & Company	6,758,258	(4)	7.6%
420 Montgomery Street
San Francisco, California 94104

Heartland Advisors, Inc.	6,303,400	(5)	7.1%
789 N. Water St. Suite 500
Milwaukee, WI 53202

Renaissance Technologies, L.L.C.	6,021,745	(6)	6.8%
800 Third Avenue, 33rd Floor
New York, NY 10022

Barclays Global Investors UK Holdings Limited	5,537,208	(7)	6.2%
1 Churchill Place Canary Wharf
London England E14 5HP

Soros Fund Management LLC	5,171,366	(8)	5.8%
888 Seventh Avenue, 33 rd Floor
New York, New York 10106

Directors and Named Executive Officers:
Bob L. Corey Acting President and Chief Executive Officer and Senior Vice President and Chief Financial Officer	155,000	(9)	*
Helmut Wilke Senior Vice President, Worldwide Sales	336,457	(10)	*
Gordon Stitt Chairman of the Board of Directors	4,025,033	(11)	4.5%
Charles Carinalli Director	484,216	(12)	*
John H. Kispert Director	8,333		*
Kenneth Levy Director	605,071	(13)	*
John C. Shoemaker Director	50,000	(14)	*
Harry Silverglide Director	156,405	(15)	*
Mark A. Canepa Former President, Chief Executive Officer and Director	966,980	(16)	1.1%
Robert S. Schlossman Former Senior Vice President and General Counsel	93,750	(17)	*

All Executive Officers and Directors as a Group	6,881,245		7.6%

*	Less than 1%
(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.
(2)	Under the rules of the Securities and Exchange Commission (“SEC”), a person is deemed to be the beneficial owner of shares that can be acquired by the person within 60 days upon the exercise of options.
(3)	Calculated on the basis of 88,959,618 shares of common stock outstanding as of September 27, 2009, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after September 27, 2009 are deemed to be outstanding for purposes of calculating that stockholder’s percentage of beneficial ownership. These shares are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.
(4)	According to a Form 13F-HR/A filed by the stockholder with the SEC on August 28, 2009.
(5)	According to a Form 13F-HR filed by the stockholder with the SEC on August 14, 2009.
(6)	According to a Form 13F-HR filed by the stockholder with the SEC on August 13, 2009.
(7)	According to a Form 13F-HR/A filed by the stockholder with the SEC on September 11, 2009.
(8)	According to a Form 13F-HR filed by the stockholder with the SEC on August 14, 2009.
(9)	Includes 140,000 shares that are subject to stock options held by Mr. Corey that may be exercised within 60 days of September 27, 2009. Effective July 20, 2009, Mr. Corey resigned as a director of the company and as a member of all Board committees. Mr. Corey was appointed as our Senior Vice President and Chief Financial Officer, effective July 21, 2009 and as our Acting President and Chief Executive Officer, effective October 21, 2009. These stock awards were granted in connection with Mr. Corey’s service as a member of our Board of Directors. Under an offer letter of employment, Mr. Corey will be granted a one-time option to acquire 450,000.
(10)	Includes 336,457 shares that are subject to stock options held by Mr. Wilke that may be exercised within 60 days of September 27, 2009.
(11)	Includes 355,000 shares that are subject to stock options held by Mr. Stitt that may be exercised within 60 days of September 27, 2009.
(12)	Includes 194,216 shares held by Charles Peter Carinalli and/or Connie Sue Carinalli, Trustees of the Carinalli Living Trust dated April 24, 1996. Includes 275,000 shares that are subject to stock options that may be exercised within 60 days of September 27, 2009.
(13)	Includes 10,000 shares held in the Gloria and Kenneth Levy Foundation, a charitable foundation with Gloria & Kenneth Levy as trustees. Includes 330,071 shares held in The Levy Family Trust, DTD 2-18-83, Gloria and Kenneth Levy are trustees. Includes 250,000 shares that are subject to stock options that may be exercised within 60 days of September 27, 2009.
(14)	Includes 31,667 shares that are subject to stock options held by Mr. Shoemaker that may be exercised within 60 days of September 27, 2009.
(15)	Includes 140,000 shares that are subject to stock options held by Mr. Silverglide that may be exercised within 60 days of September 27, 2009.
(16)	Includes 891,666 shares that are subject to stock options held by Mr. Canepa that may be exercised within 60 days of September 27, 2009.
(17)	Includes 93,750 shares that are subject to stock options held by Mr. Schlossman that may be exercised within 60 days of September 27, 2009.

Equity Compensation Plan Information

We currently maintain two compensation plans that provide for the issuance of our common stock to officers and other employees, directors and consultants. These consist of the 2005 Plan and Purchase Plan, which have been approved by our stockholders. The Purchase Plan was adopted by our Board of Directors in January 1999, and was approved by our stockholders in February 1999. The 2005 Plan was adopted by our Board of Directors on October 20, 2005, and was approved by our stockholders on December 2, 2005. The 2005 Plan replaces the 1996 Plan, the 2000 Plan and the 2001 Plan. The 2005 Plan expressly provides that, without the approval of a majority of the votes cast in person or by proxy at a meeting of our stockholders, the administrator of the 2005 Plan (the Compensation Committee or other committee or subcommittee of the Board of Directors or, in the absence of a committee, the Board of Directors) may not provide for either the cancellation of outstanding options or stock appreciation rights in exchange for the grant of new options or stock appreciation rights at a lower exercise price or the amendment of outstanding options or stock appreciation rights to reduce the exercise price.

The following table summarizes our equity compensation plans as of June 28, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by security holders	17,536,410	(2)	$4.2915	12,601,560	(3)
Equity compensation plans not approved by security holders	830,989	(4)	$8.0421	—
Totals	18,367,395		$4.4612	12,601,560

(1)	Effective as of December 2, 2005, the 1996 Plan, the 2000 Plan and the 2001 Plan were terminated, and 11,000,000 shares subject to awards that remained outstanding under these Plans as of that date and which subsequently terminated without having been exercised were added to the shares available under the 2005 Plan.
(2)	Of this amount, options for 11,346,915 and 729,750 shares of restricted stock were outstanding under the 2005 Plan, and options for 5,459,741 were outstanding under the 1996 Plan.
(3)	Of this amount 4,437,084 shares were available for issuance under the Purchase Plan and 8,164,476 shares were available for issuance under the 2005 Plan.
(4)	Of this amount, options for 355,302 shares were outstanding under the 2000 Plan and options for 475,687 were issued under the 2001 Plan. Excludes 1,956 outstanding options with an average exercise price of $1.193 that were assumed in connection with acquisitions. No additional options are available for future issuance under the acquired plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Actual or Potential Conflicts of Interest

Except as otherwise disclosed above, in the section entitled “Executive Compensation and Other Matters” section of this Annual Report on Form 10-K/A or below here, during the fiscal year ended June 28, 2009, there was not, nor is there currently proposed, any transaction or series of similar transactions to which we are or will be a party in which the amount involved exceeds $120,000, and in which any executive officer, director or holder of more than 5% of any class of voting securities of us and members of that person’s immediate family had or will have a direct or indirect material interest.

Gordon L. Stitt, Chairman of our Board of our Directors, joined us as a part-time employee in a market development role under an offer letter date July 3, 2009 under which he is to devote 60% of his time to his consulting duties for a period of one year and shall be paid an aggregate salary of $300,000.

In September 2008, we purchased 28,571,428 of our shares at a price of $3.50 per share through a modified reverse “Dutch” auction tender offer. All of our stockholders were eligible to participate in this tender offer, although none of our executive officers or directors chose to tender any of their shares.

Reporting, Review and Approval of Related Party Transactions

Pursuant to the charter of the Audit Committee, the Audit Committee has the responsibility and duty to approve all related-party transactions after reviewing each transaction for potential conflicts of interests and other improprieties. Pursuant to our Code of Business Conduct and Ethics:

•

Each employee, including each executive officer, is prohibited from engaging in activities that compete with us or compromise our interests unless first notifying our General Counsel or our Vice President, Human Resources, and obtaining a waiver in writing in each instance. Each employee is required to inform his or her manager or our legal department of any conflict of interest, and is encouraged to consult with his or her manager or our legal department if the employee becomes aware of any conflict or potential conflict, or has a question as to a potential conflict.

•

Each member of our Board of Directors is prohibited from participating in any activities that are contrary to our interests, or which interfere with the director’s ability to perform his or her duties objectively and effectively, or which interfere with the director’s duty of loyalty to us and our stockholders. Each member of the Board is required to disclose to the Board any potential conflict of interest regarding or personal interest in any transaction the Board is considering. As to any potential conflict, the independent directors will consult, as appropriate, with management and counsel in assessing the potential conflict, and the appropriate action or procedure for addressing or avoiding the potential conflict. A director will recuse him or herself from participation in any deliberation or decision regarding a matter or transaction in which there is a conflict of interest between our interests and the director’s personal interests or the interests of any other entity to which the director provides services. In the event a director becomes aware of any potential corporate opportunity that the director believes would have any direct or indirect value to us, the director is required to advise the Chief Executive Officer or the Board of Directors of the opportunity. In addition, each director will notify the Board of Directors of any outside board seats, public or private, on which the director has agreed to serve. Related party transactions in which a director may be involved are subject to the review of the Audit Committee.

•

The Code of Business Conduct and Ethics provides the following non-exhaustive list of examples of actual or potential conflicts with respect to the persons subject to the Code of Business Conduct and Ethics (a “Subject Person”):

•	receipt, by a Subject Person or a member of his or her family, of improper personal benefits as a result of the Subject Person’s position with us;

•	use by the Subject Person of our property for his or her personal benefit;

•	engagement by the Subject Person in activities that interfere with the Subject Person’s loyalty to us or his or her ability to perform duties or responsibilities effectively;

•	work by a Subject Person simultaneously (whether as an employee or a consultant) for a competitor, customer or supplier;

•

a Subject Person, or a member of his or her family, having a financial interest in a customer, supplier or competitor which is significant enough to cause divided loyalty with us, or the appearance of divided loyalty (with the significance of a financial interest depending on many factors, such as size of investment in relation to the Subject Person’s income, net worth and/or financial needs, the Subject Person’s potential to influence decisions that could impact the Subject Person’s interests, and the nature of the business or level of competition between us and the supplier, customer or competitor);

•

acquisition, by a Subject Person or a member of his or her family, of an interest in property (such as real estate, patent or other intellectual property rights or securities) in which the Subject Person has reason to know we have, or might have, a legitimate interest;

•

receipt, by a Subject Person or a member of his or her family, of a loan or a guarantee of a loan from a customer, supplier or competitor (other than a loan from a financial institution made in the ordinary course of business and on an arm’s-length basis);

•

a Subject Person’s divulging or using our confidential information – such as financial data, customer information, or computer programs – for the Subject Person’s own personal or business purposes that are not first approved by our VP General Counsel or VP Human Resources in writing;

•

a Subject Person’s making gifts or payments, or providing special favors, to customers, suppliers or competitors (or their immediate family members) with a value significant enough to cause the customer, supplier or competitor to make a purchase, or take or forego other action, which is beneficial to us and which the customer, supplier or competitor would not otherwise have taken;

•	a Subject Person’s being given the right to buy stock in other companies or receipt of cash or other payments in return for promoting the services of an advisor, such as an investment banker, to us;

•	a Subject Person’s, or his or her family member’s, solicitation or acceptance of valuable gifts, payments, special favors or other consideration from customers, suppliers or competitors; and

•	a Subject Person’s giving or receipt or gifts not in compliance with the Foreign Corrupt Practices Act.

Indebtedness of Management

No director, executive officer, member of such person’s immediate family, corporation or organization of which such person is an executive officer or partner or is the beneficial owner of 10% or more of any class of equity securities, or trust or other estate in which any such person has a substantial beneficial interest or serves as a trustee, has been indebted to us or any of its subsidiaries at any time during fiscal year 2009 in an amount in excess of $60,000, other than as may be described in this “Certain Relationships and Related Transactions” section of this Annual Report on Form 10-K/A.

Item 14. Principal Accounting Fees and Services

Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us for the fiscal years ended June 28, 2009 and June 29, 2008 by Ernst & Young LLP:

	Fiscal Year Ended June 28, 2009	Fiscal Year Ended June 29, 2008
Audit fees (1)	$1,339,000	$1,896,000
Audit related fees (2)	$99,000	$120,000
Tax fees (3)	$175,000	$347,000
Audit of Restated Financials (4)	$—	$152,000

	$1,613,000	$2,515,000

(1)	Fees for audit services consist of:
•	Integrated audit of our annual consolidated financial statements and internal control over financial reporting at the end of the fiscal year;
•	Reviews of our unaudited quarterly financial statements; and
•	Statutory and regulatory audits, consents and other services related to SEC matters.
(2)	Fees for audit-related services consist of financial accounting and reporting consultations.
(3)	Tax fees relate to domestic and foreign tax planning, consultation, special projects and the preparation of various federal, state and local tax returns.
(4)	Fees for audit of restated financial statements for fiscal years 2000 to 2005 related to the investigation by the Option Special Committee.

Representatives of Ernst & Young LLP normally attend most meetings of the Audit Committee. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Any pre-approval is detailed as to the particular service or category of services. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval policy. During fiscal 2009 and 2008, no portion of the Audit-Related Fees or Tax Fees were approved by the Audit Committee after services had been rendered pursuant to the de minimis exception established by the SEC.

The Audit Committee on an annual basis reviews the services performed by Ernst & Young LLP, and reviews and approves the fees charged by Ernst & Young LLP. The Audit Committee has considered the role of Ernst & Young LLP in providing tax and other non-audit services to us and has concluded that these services are compatible with Ernst & Young LLP’s independence as our independent auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXTREME NETWORKS, INC. (Registrant)

Date: October 23, 2009	/s/ BOB L. COREY
Bob L. Corey Acting President and Chief Executive Officer Senior Vice President, Finance and Chief Financial Officer