Form 10-Q
period 2009-09-27
EXTREME NETWORKS INC
filed 2009-10-30
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at October 15, 2009 was 89,083,408.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 27, 2009

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 27, 2009	June 28, 2009
	(unaudited)	(1)
ASSETS

Current assets:
Cash and cash equivalents	$39,261	$46,195
Short-term investments	57,274	8,976
Accounts receivable, net	42,036	44,278
Inventories, net	16,151	12,380
Deferred income taxes	247	244
Prepaid expenses and other current assets, net	4,047	4,368

Total current assets	159,016	116,441
Property and equipment, net	43,810	44,229
Marketable securities	34,126	72,231
Other assets, net	16,514	13,736

Total assets	$253,466	$246,637

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,579	$12,771
Accrued compensation and benefits	11,994	12,320
Restructuring liabilities	2,763	3,559
Accrued warranty	3,419	3,170
Deferred revenue, net	30,216	30,058
Deferred revenue, net of cost of sales to distributors	12,364	9,821
Other accrued liabilities	26,985	21,328

Total current liabilities	104,320	93,027

Restructuring liabilities, less current portion	2,463	3,519
Deferred revenue, less current portion	7,025	7,425
Deferred income taxes	586	564
Other long-term liabilities	710	592

Commitments and contingencies (Note 3)	—	—

Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 128,584,923 issued at September 27, 2009 and 128,425,140 at June 28, 2009	129	128
Treasury stock, 39,625,305 issued at September 27, 2009 and June 28, 2009	(149,666)	(149,666)
Additional paid-in-capital	950,474	949,113
Accumulated other comprehensive income	2,294	1,323
Accumulated deficit	(664,869)	(659,388)

Total stockholders’ equity	138,362	141,510

Total liabilities and stockholders’ equity	$253,466	$246,637

(1)	The information in this column is derived from the Company’s consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended June 28, 2009.

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	September 27, 2009	September 28, 2008
Net revenues:
Product	$50,759	$74,349
Service	15,550	15,177

Total net revenues	66,309	89,526

Cost of revenues:
Product (1)	23,718	30,133
Service (1)	5,821	7,961

Total cost of revenues	29,539	38,094

Gross profit:
Product	27,041	44,216
Service	9,729	7,216

Total gross profit	36,770	51,432

Operating expenses:
Sales and marketing (1)	21,602	25,857
Research and development (1)	13,610	16,605
General and administrative (1)	7,241	8,439
Restructuring reversal, net of charge	(513)

Total operating expenses	41,940	50,901

Operating (loss) income	(5,170)	531
Interest income	322	1,423
Interest expense	(39)	(50)
Other income / (expense), net	(159)	548

(Loss) income before income taxes	(5,046)	2,452
Provision for income taxes	436	813

Net (loss) income	$(5,482)	$1,639

Basic and diluted net income (loss) per share:
Net (loss) income per share - basic	$(0.06)	$0.01
Net (loss) income per share - diluted	$(0.06)	$0.01
Shares used in per share calculation - basic	88,843	111,323
Shares used in per share calculation - diluted	88,915	111,488

(1) Includes share-based compensation expense as follows:

Cost of product revenue	$72	$(40)
Cost of service revenue	75	32
Sales and marketing	296	175
Research and development	375	151
General and administrative	322	94

Total stock-based compensation expense	1,140	412
Capitalized in inventory	(4)	(26)

Total stock-based compensation expense, net	$1,136	$386

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	September 27, 2009	September 28, 2008
Cash flows from operating activities:
Net (loss) income	$(5,482)	$1,639
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,647	1,657
Gain on value of UBS option to put securities	(14)	—
ARS mark to market, trading loss	14	—
Provision for excess and obsolete inventory	785	98
Deferred income taxes	18	15
Loss on retirement of assets	—	94
Stock-based compensation	1,140	412
Restructuring reversal, net of charge	(513)	—
Changes in operating assets and liabilities, net
Accounts receivable	2,242	11,134
Inventories	(4,559)	(2,520)
Prepaid expenses and other assets	(2,457)	1,262
Accounts payable	3,808	7,433
Accrued compensation and benefits	(325)	(4,087)
Restructuring liabilities	(1,339)	(664)
Accrued warranty	250	(483)
Deferred revenue, net	(243)	2,532
Deferred revenue, net of cost of sales to distributors	2,543	5,698
Other accrued liabilities	6,495	(3,642)
Other long-term liabilities	119	—

Net cash provided by operating activities	4,129	20,578

Cash flows (used in) provided by investing activities:
Capital expenditures	(1,227)	(2,515)
Purchases of investments	(13,697)	—
Proceeds from maturities of investments and marketable securities	2,550	20,000
Proceeds from sales of investments and marketable securities	1,086	37,102

Net cash (used in) provided by investing activities	(11,288)	54,587

Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	225	1,355
Repurchase of common stock, including expenses	—	(101,431)

Net cash provided by (used in) financing activities	225	(100,076)

Net decrease in cash and cash equivalents	(6,934)	(24,911)

Cash and cash equivalents at beginning of period	46,195	70,370

Cash and cash equivalents at end of period	$39,261	$45,459

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Extreme Networks, Inc. (referred to as the “Company” or “Extreme Networks”) included herein have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations. The condensed consolidated balance sheet at June 28, 2009 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009. The Company has evaluated all subsequent events through October 30, 2009, the date these interim financial statements were filed with the SEC.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at September 27, 2009. The results of operations for the first quarter of fiscal 2010 are not necessarily indicative of the results that may be expected for fiscal 2010 or any future periods.

Cash, Cash Equivalents, and Investments

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Investments with maturities of greater than three months at the date of purchase are classified as non-cash equivalents. Of these, investments with maturities of less than one year at balance sheet date are classified as short-term investments. Investments with maturities of greater than one year at balance sheet date are classified as marketable securities. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, the Company diversifies its investments by limiting its holdings with any individual issuer.

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

Prior to the second quarter of fiscal 2009, the Company classified Auction Rate Securities (“ARS”) as short-term investments available-for-sale. Beginning in the second quarter of fiscal 2009, the Company classified ARS as marketable securities trading. The ARS are held with UBS and the Company accepted a Rights offer on November 7, 2008 (see discussions below). The ARS and Put Option fair value of $40.7 million are reflected in short-term investments trading as of September 27, 2009 while at June 28, 2009 the amount of $40.8 million was reflected in marketable securities trading. The reclassification to short-term investment is a result of the right to exercise the Put Option is less than one year from balance sheet date.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

ARS are investments with contractual maturities generally between 0 and 40 years. Examples of the underlying collateral for these securities include municipal bonds, preferred stock, and a pool of student loans or collateralized debt obligations with interest rates resetting every 7 to 49 days through an auction process. At the end of each reset period, investors may sell or continue to hold the securities at par. As of September 27, 2009, the Company held $40.7 million principal amount in ARS, with contractual maturities from 25 to 40 years. All of these ARS are backed by student loans, are over-collateralized, and on an aggregate basis, 93% are guaranteed by the U.S. Department of Education. In addition, all ARS held by the Company are rated as either AA or AAA.

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

As of September 27, 2009, there continues to be no auction market for the Company’s ARS. In the absence of a liquid market to value these securities, the Company has used a discounted cash flow model to estimate the fair value of its investments in ARS as of September 27, 2009. The valuation model is based on the following key assumptions:

•	17 years to liquidity based on weighted average expected life of a security and its underlying collateral;

•	continued receipt of contractual interest; and

•	discount rates ranging from 5.0% to 7.0%, which incorporate a spread for both credit and liquidity risk.

Based on the discounted cash flow model described above, the Company determined that, at September 27, 2009, the fair value of the ARS was $36.2 million, which was 89% ($4.5 million unrealized loss) of the principal value of $40.7 million. This represented a decrease in the valuation of the ARS from $36.3 million, which was 89% ($4.5 million unrealized loss) of principal value of $40.8 million as of June 28, 2009. The market conditions related to the availability of liquidity and credit remained stable in the first quarter of fiscal 2010 from the fourth quarter of fiscal 2009. Accordingly, the valuation of the ARS at 89 % of their stated par value remained flat from June 28, 2009 to September 27, 2009.

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

The Rights represent a firm agreement, which is as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the Rights results in the creation of an asset akin to a Put Option (the Company has the right to “put” the ARS back to UBS at some specified date for a payment equal to the par value of the ARS). The Put Option is a free standing asset separate from the ARS.

In October 2008, the Company entered into a secured line of credit collateralized by the Company’s ARS held by UBS. The maximum amount available under this line of credit is $28.8 million. The Company has used a discounted cash flow model to estimate the fair value of the Put Option as of September 27, 2009, assuming that the Company would borrow the entire amount available under this line of credit, therefore the remaining exposure for the Company is the $12.0 million not collateralized by the line of credit. This resulted in an increase in fair value of the Put Option because the risk of counterparty non-performance diminishes. The valuation model is based on the following key assumptions:

•	9 months to recover par value from UBS;

•	continued receipt of contractual interest;

•	discount rates ranging from 5.0% to 7.0%, which incorporate a spread for both credit and liquidity risk for cashflows related to contractual interest; and

•	discount rate equal to the risk-free rate plus a premium associated with the risk for a default by UBS on the UBS Rights Offer.

Using the discounted cash flow model described above, the Company determined the fair value of the Put Option was $4.5 million. The Company recorded the fair value of the Put Option with the corresponding credit in other income (expense) in the condensed consolidated statements of operations for the period ended September 27, 2009. The Put Option does not meet the definition of a derivative instrument under the Company’s accounting policy because the terms of the Put Option do not provide for net settlement, i.e., the Company must tender the ARS to receive the settlement and the ARS are not readily convertible to cash.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Therefore, the Company has elected to measure the Put Option at fair value. As a result, unrealized gains and losses are included in earnings in the current and future periods. The Company expects that future changes in the fair value of the Put Option will approximate fair value movements in the related ARS. The Put Option fair value of $4.5 million offset the ARS loss of $4.5 million, thereby having no impact to other income (expense), net.

Fair Value Measurements

The Company’s financial instruments are measured at fair value and non-financial assets and non-financial liabilities are measured at cost. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value is measured based on a fair value hierarchy following three levels of inputs, of which the first two are considered observable and the last unobservable:

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

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis:

September 27, 2009:	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Commercial paper				$—
Federal agency notes		13,002		13,002
Money market funds	34,449			34,449
Corporate notes/bonds		36,148		36,148
Auction rate securities			36,202	36,202
Put Option			4,534	4,534

Derivative instruments:
Foreign currency forward contracts		407		407

Total	$34,449	$49,557	$40,736	$124,742

June 28, 2009:	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Commercial paper	$—	$8,000	$—	$8,000
Federal agency notes		10,987		10,987
Money market funds	35,367			35,367
Corporate notes/bonds		29,437		29,437
Auction rate securities			36,263	36,263
Put Option			4,520	4,520

Derivative instruments:
Foreign currency forward contracts		(58)		(58)

Total	$35,367	$48,366	$40,783	$124,516

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets for the three months ended September 27, 2009 (in thousands):

Auction Rate Securities
Balance as of June 28, 2009	$36,263
Change in interest accrued	(14)
Change in unrealized loss	3
Redemptions at par	(50)

Balance as of September 27, 2009	$36,202

Put Option
Balance as of June 28, 2009	$4,520
Gain on Put Option	14

Balance as of September 27, 2009	$4,534

Revenue Recognition

The Company allocates revenue to each element of multiple element arrangements that include products containing software that is more-than-incidental using the residual method based on vendor specific objective evidence of fair value of the undelivered elements. The Company determines vendor specific objective evidence of fair value based on the price charged when the item is sold separately.

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

The Company makes certain sales to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that sell primarily to resellers and, on occasion, to end-user customers. The Company defers recognition of revenue on all sales to these distributors until the distributors sell the product, as evidenced by monthly “sales-out” reports that the distributors provide. The Company grants these distributors the right to return a portion of unsold inventory for the purpose of stock rotation. The Company also grants these distributors certain price protection rights. The distributor-related deferred revenue and receivables are adjusted at the time of the stock rotation return or price reduction. The Company also provides distributors with credits for changes in selling prices, and allows distributors to participate in cooperative marketing programs. The Company maintains estimated accruals and allowances for these exposures based upon the Company’s historical experience. In connection with cooperative advertising programs, the Company does not meet the criteria in its accounting policy for recognizing the expenses as marketing expenses and accordingly, the costs are recorded as a reduction to revenue in the same period that the related revenue is recorded.

The second tier of the distribution channel consists of a large number of third-party value-added resellers that sell directly to end-users. For product sales to value-added resellers, the Company does not grant return privileges, except for defective products during the warranty period, nor does the Company grant pricing credits. Accordingly, the Company recognizes revenue upon transfer of title and risk of loss to the value-added reseller, which is generally upon shipment. The Company reduces product revenue for cooperative marketing activities and certain price protection rights that may occur under contractual arrangements with its resellers. The Company provides an allowance for sales returns based on its historical returns, analysis of credit memo data and its return policies. The allowance for sales returns was $1.0 million and $0.9 million as of September 27, 2009 and June 28, 2009, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. The provision for returns is charged to net revenue in the accompanying consolidated statements of operations, and was $0.1 million and $0.9 million in the first quarter of fiscal 2010 and the first quarter of fiscal 2009, respectively. If the historical data that the Company uses to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenues. The Company estimates and adjusts this allowance at each balance sheet date.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Inventories, which are net of write-downs for excess and obsolete inventory of $5.3 million and $4.7 million at September 27, 2009 and June 28, 2009 respectively, consist of (in thousands):

	September 27, 2009	June 28, 2009
Raw materials	$35	$42
Finished goods	16,116	12,338

Total	$16,151	$12,380

Deferred Revenue, Net

Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenues where the revenue recognition criteria have not been met related to sales by the Company to its resellers or directly to its end-customers. Product revenue includes shipments to end-users and value-add resellers. The following table summarizes deferred revenue, net at September 27, 2009 and June 28, 2009, respectively (in thousands):

	September 27, 2009	June 28, 2009
Deferred services	$36,295	$36,690
Deferred product
Deferred revenue	1,907	1,315
Deferred cost of sales	(961)	(522)

Deferred product revenue, net	946	793
Balance at end of period	37,241	37,483
Less: current portion	30,216	30,058

Non-current deferred revenue, net	$7,025	$7,425

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company offers renewable support arrangements, including extended warranty contracts, to its customers that range generally from one to five years. Deferred support revenue is included within deferred revenue, net within the Deferred services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended
	September 27, 2009	September 28, 2008
Balance beginning of period	$36,196	$38,778
New support arrangements	14,531	14,549
Recognition of support revenue	(14,785)	(14,270)

Balance end of period	35,942	39,057
Less current portion	28,917	30,188

Non-current deferred revenue	$7,025	$8,869

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

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes deferred revenue, net of cost of sales to distributors at September 27, 2009 and June 28, 2009, respectively (in thousands):

	September 27, 2009	June 28, 2009
Deferred revenue	$16,544	$13,644
Deferred cost of Sales	(4,180)	(3,823)

Total deferred revenue, net of cost of sales to distributors	$12,364	$9,821

Guarantees and Product Warranties

The Company has standard product warranty liability. Upon issuance of the warranty, the Company discloses and recognizes a liability for the fair value of the obligation under the warranty. The following table summarizes the activity related to the Company’s product warranty liability during the first three months of fiscal 2010 and fiscal 2009, respectively (in thousands):

	Three Months Ended
	September 27, 2009	September 28, 2008
Balance beginning of period	$3,170	$4,824
New warranties issued	1,357	1,586
Warranty expenditures	(1,670)	(2,070)
Change in estimates	562	—

Balance end of period	$3,419	$4,340

The Company’s standard hardware warranty period is typically 12 months from the date of shipment to end-users. For certain access products, the Company offers a lifetime hardware warranty commencing on the date of shipment from the Company and ending five (5) years following the Company’s announcement of the end of sale of such product. Upon shipment of products to the Company’s customers, the Company estimates expenses for the cost to repair or replace products that may be returned under warranty and accrues a liability in cost of product revenue for this amount. The determination of the Company’s warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. The Company estimates and adjusts these accruals at each balance sheet date in accordance with changes in these factors. For the three months ended September 27, 2009, the Company recorded $0.6 million for a change in estimate resulting from losses identified related to a failure in one of its products.

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

Recently Issued Accounting Standards

The following standards should be read in conjunction with the standards documented in Recently Issued Accounting Standards under Note 2 to Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

        In June 2009, the FASB issued a new accounting standard which approved the FASB Accounting Standards Codification (ASC) as the single source of authoritative accounting principles. The codification does not change GAAP, but instead reorganizes the existing authoritative standards into a comprehensive, topically organized online database to simplify user access to all authoritative U.S. GAAP. Companies may elect to disclose the new ASC codes, disclose both new ASC codes and old FASB accounting literature references, or completely remove all references to accounting literature. The Company chose to remove all references to accounting literature and previous references to applicable literature in the Company’s disclosures are removed in the Company’s Form 10Q effective in the first quarter of fiscal 2010. As the codification did not change GAAP, the adoption of ASC did not have a material impact on the Company’s consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In October 2009, the FASB issued a new accounting standard which excludes from the scope of software revenue guidance the revenue arrangements that include tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality. At the same time, the FASB also issued a new accounting standard which updates existing guidance pertaining to the separation and allocation of consideration in a multiple element arrangement. This new guidance will be applicable to the Company’s multiple element arrangements that include such tangible products. The new standards are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that the adoption of the new accounting standards may have on its consolidated results of operations and financial condition.

2. Employee Benefit Plans (including Share-Based Compensation)

Stock Option Plans

The Company has several stock-based compensation plans (the “Plans”) that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009. The Company, under the various equity plans, grants stock options for shares of common stock to employees and directors. The Plans provide that the options shall be exercisable over a period not to exceed ten years. The majority of options granted under the Plans vest over a period of four years.

A summary of stock option activity under the Plans for the three months ended September 27, 2009 is presented as follows:

	Number of Shares (000’s)	Weighted Average Exercise Price Per Share
Balance at June 28, 2009 (with 11,120 options exerciseable at a weighted-average exercise price of $5.41 per share)	17,639	$4.65
Options exercised	(4)	$2.05
Options canceled/expired	(541)	$4.34
Options granted	44	2.32
Balance at September 27, 2009 (with 11,509 options exerciseable at a weighted-average exercise price of $5.40 per share)	17,138	4.65

The following table summarizes significant ranges of outstanding and exercisable options at September 27, 2009:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding (000’s)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable (000’s)	Weighted- Average Exercise Price
		(In years)
$0.94 - 3.43	3,168	8.78	2.25	893	2.54
$3.53 - 3.74	3,061	6.6	3.66	2,302	3.65
$3.80 - 4.24	1,200	5.68	$4.04	1,112	4.04
$4.25 - 4.25	3,871	8.02	$4.25	1,439	4.25
$4.26 - $7.07	4,263	4.28	$5.76	4,188	5.79
$7.14 - $44.31	1,575	3.26	$9.87	1,575	9.87

$0.94 - $44.31	17,138	6.38	$4.65	11,509	5.40

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Employee Stock Purchase Plan (ESPP)

Under the Company’s 1999 Employee Stock Purchase Plan, employees purchased 154,401 shares for $0.2 million during the first quarter of fiscal 2010. Employees purchased 158,462 shares for $0.4 million during the first quarter of fiscal 2009.

Stock Awards

Stock awards may be granted under the 2005 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock which vests over a fixed period. A summary of the status of the Company’s non-vested stock awards as of September 27, 2009 and changes during the first quarter of fiscal 2010 is presented below:

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value
Non-vested stock outstanding at June 28, 2009	796	$3.37
Vested	(13)	3.65
Canceled	(15)	3.43
Granted	8	2.32

Non-vested stock outstanding at September 27, 2009	776	$3.35

Share Based Compensation

The weighted-average grant-date per share fair value of options granted in the first quarter of fiscal 2010 was $0.88. There were no stock options granted in the first quarter of fiscal 2009. The weighted-average estimated per share fair value of shares purchased under ESPP was $0.68 and $0.76 during the first quarter of fiscal 2010 and the first quarter of fiscal 2009, respectively.

The fair value of each option award and ESPP is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The expected term of ESPP represents the contractual life of the ESPP purchase period. The risk-free rate based upon the estimated life of the option and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on both the implied volatilities from traded options on the Company’s stock and historical volatility on the Company’s stock.

The Company uses the straight-line method for expense attribution, and the Company estimates forfeitures and only recognizes expense for those shares expected to vest. The Company’s estimated forfeiture rate in the first quarter of fiscal 2010 based on the Company’s historical forfeiture experience is approximately 9%.

	Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Expected life	3 yrs	N/A	0.25 yrs	0.25 yrs
Risk-free interest rate	1.67%	N/A	0.30%	1.69%
Volatility	54%	N/A	74%	47%
Dividend yield	0.0%	N/A	0.0%	0.0%

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

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

3. Commitments, Contingencies and Leases

Line of Credit

The Company has a revolving line of credit for $10.0 million with a major lending institution which was renewed on January 22, 2009, and is contractually available to the Company until January 22, 2010. Borrowings under this line of credit bear interest at the bank’s prime rate. As of September 27, 2009, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of September 27, 2009, the Company had outstanding letters of credit totaling $0.2 million. These letters of credit were primarily issued to satisfy requirements of certain of the Company’s customers for performance bonds. The line of credit requires the Company to maintain specified financial covenants related to tangible net worth and liquidity with which the Company was in compliance as of September 27, 2009.

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

Purchase Commitments

The Company currently has arrangements with three contract manufacturers and other suppliers for the manufacture of the Company’s products. The Company’s arrangements allow it to procure long lead-time component inventory on the Company’s behalf based upon a rolling production forecast provided by us. The Company is obligated for the purchase of long lead-time component inventory that the Company’s contract manufacturers procure in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of September 27, 2009, the Company had non-cancelable commitments to purchase approximately $35.3 million of such inventory.

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

Intellectual Property Litigation

On February 26, 2008, Fenner Investments, Ltd. filed suit against the Company along with D-Link Systems, Zyxel Communications, SMC Networks, Enterasys Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and 3Com Corporation in the United States District Court for the Eastern District of Texas, Civil Action No. 08-CV-00061. The suit alleged infringement of US Patent No. 7,145,906 and 5,842,224, and sought damages for the alleged infringement, injunctions against infringement and payment of attorneys’ fees, costs and interest. On October 5, 2009, the case was dismissed with prejudice after the parties settled the case with the Company taking a license to patents owned by Fenner Investments, Ltd. The settlement was not material to the financial statements taken as whole.

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

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The parties to the lawsuits have reached a settlement, under which the Company would not be required to make any cash payments. On October 6, 2009, the Court approved the settlement. Certain objectors have filed an interlocutory appeal to the order approving the settlement.

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

4. Comprehensive (Loss) and Accumulated Other Comprehensive Income

Comprehensive Loss

Comprehensive (loss) was as follows (in thousands):

	Three Months Ended
	September 27, 2009	September 28, 2008
Net income (loss)	$(5,482)	$1,639

Other comprehensive (loss):
Change in unrealized gain (loss) on investments:	131	(1,077)
Net unrealized (loss) gain on derivatives	—	(2)

Foreign currency translation adjustments:
Beginning balance	912	2,025
Ending balance	1,752	1,387

Foreign currency translation adjustments change	(840)	638

Other comprehensive (loss)	$(4,511)	$(78)

Accumulated Other Comprehensive Income

The following are the components of accumulated other comprehensive income, net of tax (in thousands):

	September 27, 2009	June 28, 2009
Accumulated unrealized gain on investments	$542	$411
Accumulated foreign currency translation adjustments	1752	912

Accumulated other comprehensive income	$2,294	$1,323

5. Income Taxes

The Company recorded an income tax provision of $0.4 million and $0.8 million for the first quarter of fiscal 2010 and first quarter of fiscal 2009, respectively. The income tax provision for the three months ended September 27, 2009 and September 28, 2008 consisted of U.S. alternative minimum tax, taxes on foreign income and U.S state income taxes. The income tax provisions for both quarters were calculated based on the results of operations for the three months ended September 27, 2009 and September 28, 2008, and may not reflect the annual effective rate. Since the Company has net operating loss carry forwards to offset U.S. taxable income, the Company is not using an annual effective tax rate to apply to the taxable income for the quarter.

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

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

During fiscal 2003, the Company established a full valuation allowance for the Company’s US net deferred tax assets. The valuation allowance was calculated by assessing both negative and positive evidence when measuring the need for a valuation allowance. Evidence, such as the current worldwide recession, recent quarterly losses and the challenge of forecasting financials in this economic environment, was given more weight than recent cumulative profits. Accordingly, we believe that there is sufficient negative evidence to require a full valuation allowance against our U.S federal and state net deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of the Company’s US deferred tax assets.

The Company had unrecognized tax benefits of approximately $22.6 million as of September 27, 2009. The future impact of the unrecognized tax benefit of $22.6 million, if recognized, is as follows: approximately $2.0 million would affect the effective tax rate, and approximately $20.6 million would result in adjustments to deferred tax assets and corresponding adjustment to the valuation allowance. It is reasonably possible that the amount of unrealized tax benefits could decrease by approximately $1.3 million during the next 12 months due to the expiration of the statue of limitations in certain foreign jurisdictions.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Condensed Consolidated Statement of Operations and totaled approximately $29,000 for the quarter ended September 27, 2009. Accrued interest and penalties were approximately $0.6 million and $0.5 million as of September 27, 2009 and September 28, 2008, respectively.

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

6. Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period and excludes any dilutive effects of options and stock awards. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the dilutive effect of options and stock awards.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended
	September 27, 2009	September 28, 2008

Net income (loss)	$(5,482)	$1,639

Weighted-average shares used in per share calculation – basic	88,843	111,323
Incremental shares using the treasury stock method:
Stock options	—	40
Unvested restricted awards	—	125

Weighted -average share used in per share calculation – diluted	88,843	111,488

Net (loss) income per share – basic	$(0.06)	$0.01
Net (loss) income per share – diluted	$(0.06)	$0.01

The following table sets forth weighted stock options outstanding that are not included in the diluted net income per share calculation above because to do so would be antidilutive for the periods (in thousands):

	Three Months Ended
	September 27, 2009	September 28, 2008
Weighted stock options outstanding:
In-the-money options	1,140	—
Out-of-the-money options	16,225	17,879

Total potential shares of common stock excluded from the computation of earnings per share	17,365	17,879

Weighted stock options outstanding with an exercise price lower than the Company’s average stock price for the periods presented (“in-the-money options”) are excluded from the calculation of diluted net loss per share in the three months ended September 27, 2009 since the effect of including them would have been anti-dilutive due to the net loss position of the Company during the periods presented.

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

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of September 27, 2009, restructuring liabilities were $5.2 million and consisted of obligations associated with the Company’s excess facilities under operating leases. Excess facilities were identified in prior years from fiscal 2004 through 2009 and the Company has remaining obligations associated with these facilities. During the first quarter of fiscal 2010, the Company recorded restructuring reversals, net of $0.5 million. The Company did not have any restructuring charges in the first quarter of fiscal 2009.

The reversals in the first quarter of fiscal 2010 were:

•	$0.5 million reversal of restructuring expense due to higher projected sublease receipt from a sublease renewal arrangement.

•	$0.1 million reversal of restructuring expense related to the settlement of employment termination benefits incurred in the third fiscal quarter of 2009.

These reversals were offset by a charge of $0.1 million due to termination of a sublease arrangement resulting from the sublessee’s bankruptcy filing.

Activity with respect to restructuring liabilities is as follows (in thousands):

	Excess Facilities	Termination Benefits	Total
Balance at June 28, 2009	$6,337	$741	$7,078
Period charges	74		74
Period reversals	(529)	(94)	(623)
Period payments	(656)	(647)	(1,303)

Balance at September 27, 2009	5,226	—	5,226
Less current portion	2,763	—	2,763

Restructuring liabilities at September 27, 2009	$2,463	$—	$2,463

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

8. Foreign Currency Hedging

The Company records all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, are recognized in earnings. Accordingly, the Company records the forward contracts used to manage foreign exchange exposures in prepaid expenses and other current assets on the consolidated balance sheets at fair value.

Foreign Exchange Exposure Management – The Company denominates substantially all global sales in U.S. dollars. International sales subsidiaries generate operating expenses in foreign currencies. The Company has a program of hedging forecasted and actual foreign currency risk with forward contracts to eliminate, reduce or transfer selected foreign currency risks that can be confidently identified and quantified. Hedges of anticipated transactions are designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly. As the critical terms of the forward contract and the underlying are matched at inception, forward contract effectiveness is calculated by comparing the cumulative change in the contract (on a forward to forward basis) to the change in fair value of the anticipated expense, with the effective portion of the hedge recorded in accumulated other comprehensive income (“OCI”). Values accumulated in OCI are subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates in the period the anticipated expense is recognized in income. Any ineffectiveness is recognized immediately in other expense. No ineffectiveness was recognized in other expense in the first quarter of fiscal 2010 and the first quarter of fiscal 2009. At September 27, 2009, these forward foreign currency contracts had a notional principal amount of $6.5 million and fair value is insignificant. These contracts have maturities of less than 60 days.

Forward contracts are used to hedge the remeasurement of non-functional currency monetary assets and liabilities in order to mitigate reported foreign exchange gains and losses. Gains and losses in the forward contracts are recognized in other income (expense), net. At September 27, 2009, the Company held foreign currency forward contracts with a notional principal amount and fair value of $17.8 million and $0.4 million. These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

9. Available-for-Sale and Trading Securities

Summary of Available-for-Sale and Trading Securities

	September 27,	June 28,
	2009	2009
Cash equivalent	$34,449	$43,367
Short-term investments	57,274	8,976
Marketable securities	34,126	72,231

Total available-for-sale and trading securities	$125,849	$124,574

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Available-for-Sale Securities

The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
September 27, 2009:
Money market funds	$34,449	$34,449	$—	$—
U.S. corporate debt securities	35,776	36,148	379	(7)
U.S. government agency securities	14,345	14,516	171	—

	$84,570	$85,113	$550	$(7)

Classified as:
Cash equivalents	$34,449	$34,449	$—	$—
Short-term investments	16,441	16,538	100	(3)
Marketable securities	33,680	34,126	450	(4)

	$84,570	$85,113	$550	$(7)

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
June 28, 2009:
Money market funds	$35,367	$35,367	$—	$—
U.S. corporate debt securities	37,184	37,437	253	—
U.S. government agency securities	10,829	10,987	158	—

	$83,380	$83,791	$411	$—

Classified as:
Cash equivalents	$43,367	$43,367	$—	$—
Short-term investments	8,965	8,976	11	—
Marketable securities	31,048	31,448	400	—

	$83,380	$83,791	$411	$—

The amortized cost and estimated fair value of available-for-sale investments in debt securities at September 27, 2009, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$16,441	$16,538
Due in 1-2 years	28,650	29,020
Due in 2-5 years	5,030	5,106
Due in more than 5 years	—	—

Total investments in available for sale debt securities	$50,121	$50,664

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents the Company’s investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 27, 2009:
U.S. corporate debt securities	$4,501	$(7)	$—	$—	$4,501	$(7)

	$4,501	$(7)	$—	$—	$4,501	$(7)

Municipal and corporate bonds. Unrealized gains / (losses) as of September 27, 2009 on the Company’s investments in municipal and corporate bonds were caused by interest rate fluctuations. The contractual terms of the debentures do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of the Company’s municipal bonds and corporate bonds have a credit rating of A or higher.

Government agency securities. Unrealized gains / (losses) as of September 27, 2009 on the Company’s investments in its government agency securities (i.e., Federal National Mortgage Association and Federal Home Loan Mortgage Corp.) were caused by interest rate fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The issuers of the Company’s government agency securities have a credit rating of A or higher.

The realized losses included in other income (expense), net were $0 and $0.1 million, in the first quarter of fiscal 2010 and the first quarter of 2009, respectively. The cost of securities sold is determined using the specific identification method.

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

Trading

The Company has ARS classified as trading as of September 27, 2009 and June 28, 2009. The ARS are held with UBS and the Company accepted a Rights offer on November 7, 2008 (see Cash, Cash Equivalents, and Investments under Note 1 for further discussions). The ARS and Put Option fair value of $40.7 million are reflected in short-term investments as of September 27, 2009 while at June 28, 2009 the amount of $40.8 million was reflected in marketable securities. The reclassification to short-term investment is a result of the right to exercise the Put Option is less than one year from balance sheet date.

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

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Information regarding geographic areas is as follows (in thousands):

	Three Months Ended
	September 27, 2009	% of Net Revenues	September 28, 2008	% of Net Revenues
Net Revenues:
North America	$26,899	40.6%	$35,657	39.8%
EMEA	28,058	42.3%	41,575	46.5%
APAC	11,352	17.1%	12,294	13.7%

Total net revenues	$66,309	100.0%	$89,526	100.0%

Two customers, Tech Data and Ericsson AB accounted for greater than 10% of the Company’s revenue in the first quarter of fiscal 2010. Three customers, Ericsson AB, Westcon and Tech Data, accounted for greater than 10% of the Company’s revenue in the first quarter of fiscal 2009.

Substantially all of the Company’s assets were attributable to North America operations at September 27, 2009 and September 28, 2008.

11. Subsequent Events

On October 22, 2009, the Company completed a reorganization to streamline its operations and reduce recurring costs. As part of this restructuring, the Company reduced its workforce by approximately 70 employees or almost 9 percent of its worldwide workforce. The Company expects to take a one-time charge of approximately $4.2 million in its second fiscal quarter, almost all of which will be a one-time cash severance charge.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly, our expectations regarding results of operations, the general economic environment, our ability to expand our market penetration, our ability to expand our distribution channels, customer acceptance of our products, our ability to meet the expectations of our customers, product demand and revenue, cash flows, product gross profits, our expectations to continue to develop new products and enhance existing products, our expectations regarding the amount of our research and development expenses, our expectations relating to our selling, general and administrative expenses, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expectations concerning the availability of products from suppliers and contract manufacturers, anticipated product costs and sales prices, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding the rationalization of our workforce and facilities, and our expectations regarding materials and inventory management. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Annual Report on Form 10-K for the fiscal year ended June 28, 2009, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development of new technology and products; customer response to our new technology and products; the timing of any recovery in the global economy; risks related to pending or future litigation; and a dependency on third parties for certain components and for the manufacturing of our products.

Business Overview

We develop and sell network infrastructure equipment and offer related services contracts for extended warranty and maintenance to our enterprise, data center and metropolitan telecommunications service provider customers. Substantially all of our revenue is derived from the sale of our networking equipment and related service contracts. In the first quarter of fiscal 2010, our revenues decreased $23.2 million, gross profit decreased $14.7 million, operating profit decreased $5.7 million and net loss increased $7.1 million as compared to the first quarter of fiscal 2009.

We believe that considering the following key developments will assist investors in understanding our operating results for the three months ended September 27, 2009.

Supply Chain Constraints

We use our forecast of expected demand to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. In the fourth quarter of fiscal 2009, customer orders exceeded our forecast, especially with respect to certain products. In addition, our contract manufacturers and their component suppliers had significantly reduced their capacity due to the world-wide economic slowdown, and therefore lead times significantly increased during the first fiscal quarter across our supply chain as our contract manufacturers and their component suppliers struggled to meet increasing demands. As a result, we were therefore unable to deliver products based on customer requests. This adversely effected our revenue and sales for the first quarter of fiscal 2010 since we were unable to deliver products in a timely manner and certain customers cancelled orders or chose other vendors based on product availability. We continue to work both externally and internally to manage our forecast and supply chain in light of our customers’ demands as accurately as possible.

Impact of the Global Economic Developments.

In addition to issues with our supply chain, we believe that the credit market crisis, global recession and other challenges affecting economic conditions in the United States and other parts of the world were the significant drivers of our financial performance during the first quarter of fiscal 2010. We believe that limited access to credit, conservative purchasing patterns and delays or cancellation of IT infrastructure plans in the face of continued uncertainty regarding the global economy, will continue to negatively impact demand for networking solutions, including Ethernet equipment.

Increasing Demand for Bandwidth

While economic conditions have limited demand for networking equipment, we believe that the continued increase in demand for bandwidth will drive future demand for high performance Ethernet solutions. Wide-spread adoption of electronic communications in all aspects of our lives, proliferation of next generation converged mobile devices, deployment of triple-play services to residences and the rapidly growing adoption of internet “cloud” solutions offer our customers the opportunity to reduce expenses, improve efficiency and/or increase revenue. In order to realize the benefits of these developments, customers require additional bandwidth and high performance from their network infrastructure at affordable prices. As the economy recovers, we believe that the Ethernet segment of the networking equipment market will resume growth as enterprise, data center and carrier customers continue to recognize the performance and operating cost benefits of Ethernet technology.

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

Restructuring

On October 22, 2009, we completed a reorganization to streamline our operations and reduce recurring costs. As part of this restructuring, we reduced our workforce by approximately 70 employees or almost 9 percent of our worldwide workforce. We expect to take a one-time charge of approximately $4.2 million in our second fiscal quarter, almost all of which will be a one-time cash severance charge.

Results of Operations

During the first quarter of fiscal 2010, we experienced the following results:

•	Net revenues of $66.3 million compared to net revenues of $89.5 million in the first quarter of fiscal 2009.

•	Total gross margin of 55.5% of net revenues, compared to 57.4% in the first quarter of fiscal 2009.

•	Operating loss of $5.2 million compared to operating income of $0.5 million in the first quarter of fiscal 2009.

•	Net loss of $5.5 million compared to net income of $1.6 million in the first quarter of fiscal 2009.

•

Cash provided by operating activities was $4.1 million for the three months ending September 27, 2009. Cash and cash equivalents, short-term investments and marketable securities increased by $3.3 million in the three months ended September 27, 2009 to $130.7 million from $127.4 million as of June 28, 2009, primarily as a result of $4.1 million cash provided by operating activities, $0.2 million cash received from issuance of common stock, offset by $1.2 million in capital expenditures.

Net Revenues

The following table presents net product and service revenues for the three month period ended September 27, 2009 and September 28, 2008, respectively (dollars in thousands):

	Three Months Ended
	September 27, 2009	% of Net Revenues	September 28, 2008	% of Net Revenues
Net Revenue:
Product	$50,759	76.55%	$74,349	83.0%
Service	15,550	23.45%	15,177	17.0%

Total net revenue	$66,309	100.00%	$89,526	100.00%

Net revenues were $66.3 million in the first quarter of fiscal 2010 and $89.5 million in the first quarter of fiscal 2009, representing a decrease of $23.2 million or 26% in the first quarter of fiscal 2010 from the first quarter of fiscal 2009. Product revenue was $50.8 million for the first quarter of fiscal 2010 compared to $74.3 million for the first quarter of fiscal 2009, a decrease of $23.5 million, or 32%. The decrease in product revenue in the first quarter of fiscal 2010 was primarily due to weakness in the U.S. economy and a result of our inability to deliver products based on customers’ requests. Our inability to deliver products resulted from our reduction in inventory in the fourth quarter of fiscal 2009 and increased lead times in our supply chain in the first quarter of fiscal 2010. The impact resulted in loss of customer orders and inability to recognize revenue on certain customer orders.

Service revenue was $15.6 million for the first quarter of fiscal 2010 compared to $15.2 million for the first quarter of fiscal 2009, an increase of $0.4 million, or 3%. The increase in service revenue was primarily due to improved execution in the EMEA maintenance renewal business, resulting in higher maintenance renewal rates.

We operate in three regions: North America, which includes the United States, Canada and Central America; EMEA, which includes Europe, Middle East, Africa and South America; and APAC which includes Asia Pacific and Japan. The following table presents the total net revenue geographically for the three month period ended September 27, 2009 and September 28, 2008 (dollars in thousands):

	Three Months Ended
	September 27, 2009	% of Net Revenues	September 28, 2008	% of Net Revenues
Net Revenues:
North America	$26,899	40.6%	$35,657	39.8%
EMEA	28,058	42.3%	41,575	46.5%
APAC	11,352	17.1%	12,294	13.7%

Total net revenues	$66,309	100.0%	$89,526	100.0%

In the first quarter of fiscal 2010, North America revenues were $26.9 million, a decrease of $8.8 million, or 25% from the first quarter of fiscal 2009. Product revenues decreased $8.9 million or 34% and service revenues increased $0.1 million or 2% compared to the year ago quarter. The decrease in the North America revenues was primarily the result of issues with our ability to fulfill customer orders due to our supply chain challenges coupled with continued weakness in the U.S. economy.

In the first quarter of fiscal 2010, EMEA revenues were $28.1 million, a decrease of $13.5 million, or 33%, from the first quarter of fiscal 2009. Product revenues decreased $14.0 million or 38% and service revenues increased $0.5 million or 10% compared to a year ago quarter. The decrease in EMEA revenue was primarily driven by issues with our ability to fulfill customer orders due to our supply chain challenges and a weaker metropolitan telecommunications service provider market.

In the first quarter of fiscal 2010, APAC revenues were $11.4 million, a decrease of $0.9 million or 8% from first quarter of fiscal 2009. Product revenues decreased $0.7 million or 7% and service revenues decreased $0.2 million or 15% compared to a year ago quarter. We have been rebuilding our management team in APAC over the past few quarters and have seen improved execution. The decrease in APAC revenues was primarily due to weakness in the APAC economy, offset by stronger management execution contributing to improved performance in China and Japan.

The level of sales to any one customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. Tech Data and Ericsson AB accounted for 13.6% and 10.5%, respectively of the Company’s revenue in the first quarter of fiscal 2010. Ericsson AB, Tech Data and Westcon accounted for 12.8%, 10% and 10%, respectively, of the Company’s revenue in the first quarter of fiscal 2009.

Cost of Revenues and Gross Profit

The following table presents the gross profit on product and service revenues and the gross profit percentage of product and service revenues for the first quarter of fiscal 2010 and first quarter of fiscal 2009 (dollars in thousands):

	Three Months Ended
	September 27, 2009	Gross Margin %	September 28, 2008	Gross Margin %
Gross profit:
Product	$27,041	53.3%	$44,216	59.5%
Service	9,729	62.6%	7,216	47.5%

Total gross profit	$36,770	55.5%	$51,432	57.4%

Gross profit was $36.8 million in the first quarter of fiscal 2010, a decrease of $14.6 million or 29% from $51.4 million in the first quarter of fiscal 2009.

Cost of product revenue includes costs of raw materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans, and document control. We outsource substantially all of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, document control and distribution at our facility in Santa Clara, California. Accordingly, a significant portion of our cost of product revenue consists of payments to our primary contract manufacturers, Flextronics International, Ltd. located in Guadalajara, Mexico, Alpha Networks, located in Hsinchu, Taiwan and Benchmark Electronics, Inc, located in Huntsville, Alabama, U.S.A.

Product gross profit in the first quarter of fiscal 2010 was $27.0 million, representing a decrease of $17.2 million or 39% from the first quarter of fiscal 2009. As a percentage of revenue, product gross margin decreased 6.2 percentage points. The decrease in product gross profit was primarily driven by lower sales volume of $9.0 million due to supply chain constraints, $10.7 million due to competitive pricing, higher excess and obsolescence costs of $0.7 million primarily related to excess component chips of specific products that are approaching end of life and higher warranty costs of $0.6 million related to a failure in one of our products, offset by a decrease of $3.8 million primarily related to distribution, lower royalty and lower operating expenses.

Our cost of service revenues consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross profit was $9.7 million in the first quarter of fiscal 2010, an increase of $2.5 million or 35% from $7.2 million in the first quarter of fiscal 2009. As a percentage of service revenues, service gross margin grew 15.0 percentage points. The increase in service gross profit in the first quarter of fiscal 2010 was primarily due to lower repair costs due to improved quality, lower operating expenses due to cost controls and an increase in service maintenance revenue in EMEA. These items resulted in a $1.6 million increase in service gross profit. In addition, service gross profit was positively impacted by the use of written down inventory of $0.9 million. As we have now fully depleted the remaining balance of written down inventory in the first quarter of fiscal 2010, service gross profit is not expected to be positively impacted by this benefit in future periods.

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

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses decreased to $21.6 million for the first quarter of fiscal 2010 from $25.9 million for the first quarter of fiscal 2009, a decrease of $4.3 million, or 17%. This decrease was primarily driven by lower commission expense of $1.5 million due to lower sales volume, lower salaries and wages of $1.4 million primarily driven by lower variable compensation expense and lower general sales and marketing expenses of $1.4 million due to cost controls.

Research and Development Expenses

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses decreased to $13.6 million for the first quarter of fiscal 2010 from $ 16.6 million for the first quarter of fiscal 2009, a decrease of $3.0 million or 18%. The decrease was primarily due to lower salaries and benefits of $2.0 million primarily due to lower headcount and lower variable compensation expense, lower project spending of $1.2 million on engineering projects, and higher stock based compensation. We expense all research and development costs as incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, legal fees, professional fees and other general corporate expenses. General and administrative expenses decreased to $7.2 million for the first quarter of fiscal 2010 from $8.4 million for the first quarter of fiscal 2009, a decrease of $1.2 million, or 14%. This decrease was primarily due to lower professional fees of $0.7 million, lower salaries and wages of $0.4 million primarily due to lower variable compensation expense and higher stock based compensation.

Restructuring, Net

During the first quarter of fiscal 2010, we recorded restructuring net expense reversals to restructuring, net, of $0.5 million. We did not have any restructuring charges in the first quarter of fiscal 2009.

Restructuring, net, in the first quarter of fiscal 2010 were:

•	$0.5 million reversal of restructuring expense due to higher projected sublease receipt from a sublease renewal arrangement.

•	$0.1 million reversal of restructuring expense related to the settlement of employment termination benefits incurred in the third fiscal quarter of 2009.

These reversals were offset by a charge of $0.1 million due to termination of a sublease arrangement resulting from the sublessee’s bankruptcy filing.

Share-based Compensation Costs

Share-based compensation expense recognized in the financial statements by line item caption is as follows (dollars in thousands):

	Three Months Ended
	September 27,	September 28,
	2009	2008
Cost of product revenue	$72	$(40)
Cost of service revenue	75	32
Sales and marketing	296	175
Research and development	375	151
General and administrative	322	94

Total share-based compensation expense	1,140	412
Share-based compensation cost capitalized in inventory	(4)	(26)

Total share-based compensation cost	$1,136	$386

The fair value of each option award and Employee Stock Purchase Plan (“ESPP”) is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the table in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The expected term of ESPP represents the contractual life of the ESPP purchase period. The risk-free rate based upon the estimated life of the option and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on both the implied volatilities from traded options on our stock and historical volatility on our stock.

The expected volatility used to estimate the fair value of the options was based on a combination of the historical volatility on our stock and the implied volatility. We used the straight-line method for expense attribution, estimated forfeitures, and only recognized expense for those shares expected to vest. Our estimated forfeiture rate in the first quarter of fiscal 2010, based on our historical forfeiture experience, is approximately 9%.

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

Interest Income

Interest income was $0.3 million in the first quarter of fiscal 2010 as compared to $1.4 million in the first quarter of fiscal 2009, a decrease of $1.1 million or 77%. The decrease was due to decreased funds available for investments and decreased interest rates earned on investments. The decrease in funds available for investment was a result of cash expenditure of $101.4 million in connection with the repurchase of 28,571,428 shares of common stock in the first quarter of fiscal 2009. Average interest yield in the first quarter of fiscal 2010 was 1.3% as compared to 2.5 % in the first fiscal quarter of 2009.

Interest Expense

Interest expense in the first quarter of fiscal 2010 and first quarter of fiscal 2009 was immaterial and was primarily related to interest amortization of technology agreements.

Other Income / (Expense), Net

Other income (expense) net, was expense of $0.2 million in the first fiscal quarter of 2010 as compared to income of $0.5 million in the first quarter of fiscal 2009, a decrease in income of $0.7 million. The decrease in other income (expense), net was primarily due to $0.8 million fluctuation in foreign exchange losses from $0.6 million gain in the first quarter of fiscal 2009 to $0.2 million loss in the first quarter of fiscal 2010 as a result of the weakening U.S. dollar as compared to the EURO and other foreign currencies.

Other income (expense), net, for the first quarter of fiscal 2010 also includes an unrealized loss of $4.5 million on our ARS from trading securities offset by a $4.5 million gain associated with the fair value of the Put Option related to our acceptance of the UBS Rights offer to repurchase our ARS. See further discussions below under Capital Resources and Financial Condition.

Provision for Income Taxes

We recorded income tax provisions of $0.4 million and $0.8 million for the first quarter of fiscal 2010 and the first quarter of fiscal 2009, respectively. The income tax provisions for the three months ended September 27, 2009 and September 28, 2008 consisted of U.S. alternative minimum tax, taxes on foreign income and U.S. state income taxes. The income tax provisions for both quarters were calculated based on the results of operations for the three month periods ended September 27, 2009 and September 28, 2008, and may not reflect the annual effective rate. Since we have net operating loss carry forwards to offset U.S. taxable income, we are not using an annual effective tax rate to apply to the taxable income for the quarter.

We have provided a full valuation allowance for our US net deferred tax assets. We initially recorded this charge during fiscal 2003, after assessing both negative and positive evidence when measuring the need for a valuation allowance. For the current quarter, evidence, such as the current worldwide recession, recent quarterly losses and the challenge of forecasting financials in this economic environment, was given more weight than recent cumulative profits. Accordingly, we believe that there is sufficient negative evidence to maintain a full valuation allowance against our U.S federal and state net deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our US deferred tax assets.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 28, 2009. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates compared to those discussed in our Annual Report on Form 10-K for the year ended June 28, 2009.

Recently Issued Accounting Standards

The following standards should be read in conjunction with the standards documented in New Accounting Pronouncements under Item 7A in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

In June 2009, the FASB issued a new accounting standard which approved the FASB Accounting Standards Codification (ASC) as the single source of authoritative accounting principles. The codification does not change GAAP, but instead reorganizes the existing authoritative standards into a comprehensive, topically organized online database to simplify user access to all authoritative U.S. GAAP. Companies may elect to disclose the new ASC codes, disclose both new ASC codes and old FASB accounting literature references, or completely remove all references to accounting literature. We chose to remove all references to accounting literature and previous references to applicable literature in our disclosures are removed in our Form 10Q effective in the first quarter of fiscal 2010. As the codification did not change GAAP, the adoption of ASC did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued a new accounting standard which excludes from the scope of software revenue guidance the revenue arrangements that include tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality. At the same time, the FASB also issued a new accounting standard which updates existing guidance pertaining to the separation and allocation of consideration in a multiple element arrangement. This new guidance will be applicable to our multiple element arrangements that include such tangible products. The new standards are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact that the adoption of the new accounting standards may have on our consolidated results of operations and financial condition.

Liquidity and Capital Resources

The following summarizes information regarding our cash, investments, and working capital (in thousands):

	As of
	September 27, 2009	June 28, 2009
Cash, cash equivalents, short-term investments and marketable securities	$130,661	$127,402
Working capital	$54,696	$23,414

The increase in cash, investments and working capital is primarily a result of $4.1 million cash provided by operating activities, $0.2 million cash received from issuance of common stock, offset by $1.2 million in capital expenditures. Refer to further discussions below under Key Components of Cash Flows and Liquidity.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Three Months Ended
	September 27,	September 28,
	2009	2008
Net cash provided by operating activities	$4,129	$20,578
Net cash (used in) provided by investing activities	(11,288)	54,587
Net cash provided by (used in) financing activities	225	(100,076)

Net decrease in cash and cash equivalents	$(6,934)	$(24,911)

Cash provided by operating activities was $4.1 million. Net loss was $5.5 million and included significant non-cash charges including depreciation of $1.6 million, $1.1 million in share-based compensation expense, $0.7 million in the provision for excess and obsolete inventory and a reversal of restructuring expense of $0.5 million. Accounts receivable, net, decreased to $42.0 million at September 27, 2009 from $ 44.3 million at June 28, 2009. Days sales outstanding in receivables was 58 days at September 27, 2009 and 49 days at June 28, 2009 due to decreased revenue. Accounts payable increased to $16.6 million primarily due to increased inventory purchases at quarter end. Net inventory levels increased to $16.2 million at September 27, 2009 from $12.4 million at June 28, 2009 due to a decrease in revenue for the first three months of fiscal 2010. Inventory management remains an area of focus as we balance the need to maintain safety stock inventory levels to ensure competitive lead times with the risk of inventory excess or obsolescence because of declining demand, rapidly changing technology and customer requirements. Deferred revenue, net, which consists of product and service revenue deferrals, decreased to $37.2 million at September 27, 2009 from $37.5 million at June 28, 2009 due to a reduction in our long-term service agreement revenue. We are seeing a continued migration from long-term service agreements to one year service agreements. Deferred revenue, net of cost of sales to distributors, increased $2.6 million from $9.8 million at June 28, 2009 to $12.4 million at September 27, 2009. The increase was primarily due to inventory stocking for backlog.

Cash flow used in investing activities was $11.3 million. Capital expenditures were $1.2 million. We had a net purchase of investments of $10.1 million in the first fiscal quarter of 2010 as we transferred cash and cash equivalents into longer term securities to take advantage of higher interest yield.

Cash provided by financing activities was $0.2 million from issuance of common stock.

We have a revolving line of credit for $10.0 million with a major lending institution which was renewed on January 22, 2009, and is contractually available to us until January 22, 2010. Borrowings under this line of credit bear interest at the bank’s prime rate. As of September 27, 2009, there were no outstanding borrowings under this facility. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of September 27, 2009, we had letters of credit totaling $0.2 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of September 27, 2009.

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

Contractual Obligations

The following summarizes our contractual obligations at September 27, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than Five Years
Contractual Obligations:
Non-cancelable inventory purchase commitments	$35,252	$35,252
Non-cancelable operating lease obligations	12,635	6,753	4,839	1,043
Other non-cancelable purchase commitments	2,734	1,244	1,490

Total contractual cash obligations	$50,621	$43,249	$6,329	$1,043	$—

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $35.3 million as of September 27, 2009, an increase of $15.4 million from $19.9 million as of June 28, 2009. The increase was primarily related to inventory backlog from sales orders during the current quarter that was not fulfilled due to supply chain constraints.

We did not have material commitments for capital expenditures as of September 27, 2009. Other non-cancelable purchase commitments represent OEM and technology agreements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 27, 2009.

Capital Resources and Financial Condition

As of September 27, 2009, in addition to $39.3 million in cash and cash equivalents, we had $57.3 million invested in short-term and $34.1 million invested in long-term marketable investments for a total cash and cash equivalents, short-term investments and marketable securities of $130.7 million.

At, September 27, 2009, and included in short-term investments, we held approximately $40.7 million (par value) of illiquid Auction Rate Securities (ARS). The decline in value of these securities reflects market related liquidity conditions resulting from the general collapse of the credit markets and not the issuer’s creditworthiness. The ARS are collateralized by student loan portfolios that are approximately 93% guaranteed by the US Department of Education and maintain a credit rating of AAA and AA. Historically, these securities provided liquidity to investors through their interest rate reset feature – i.e., interest rates on these securities are reset through a bidding process (or auction) at frequent, pre-determined intervals (typically every 7 to 28 days). At each reset, investors could either rollover and maintain their holdings or liquidate them at par value. Since February 2008, auctions related to our ARS have failed as a result of the deterioration of the credit markets, rendering these securities illiquid.

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

We hold a variety of interest bearing ARS that represent investments in pools of student loans. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. On November 7, 2008, we accepted the UBS Rights Offer from UBS, providing us with rights related to our ARS. The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. We expect to sell our ARS under the Rights in the period beginning in 2010. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. During the first quarter of fiscal 2010, we reclassified our entire balance of ARS from marketable securities to short-term securities in our consolidated balance sheet. The reclassification is a result of the securities underlying the Put Option being due within less than one year from balance sheet date.

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

The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 27, 2009. This table does not include money market funds because those funds are generally not subject to market risk. Included within short-terms investments within this table, is our ARS portfolio held at UBS.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
Included in cash and cash equivalents	$—	$—	$—	$—	$—
Weighted average interest rate	0.01%
Included in short-term investments	3,625	$53,649		$57,274	$57,274
Weighted average interest rate	3.29%	94.00%
Included in marketable securities			$34,126	$34,126	$34,126
Weighted average interest rate			2.22%

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

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona, the Indian Rupee and the British Pound. These derivatives are designated as cash flow hedges. At September 27, 2009, these forward foreign currency contracts had a notional principal amount of $6.5 million and fair value is insignificant. These contracts have maturities of less than 60 days.

Additionally, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona, Indian Rupee and the British Pound. These derivatives are not designated as hedges. At September 27, 2009, we held foreign currency forward contracts with a notional principal amount and fair value of $17.8 million and $0.4 million, respectively. These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction gains and losses from operations, including the impact of hedging, were a loss of $0.1 million in the first quarter of fiscal 2010 and gain of $0.5 million in the first quarter of fiscal 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding litigation matters that we deem significant, refer to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended June 28, 2009 and Note 3 to our Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report which are incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders – Not applicable

Item 5.	Other Information – None

Item 6.	Exhibits

(a)	Exhibits:

31.1	Section 302 Certification of Acting Chief Executive Officer, and Chief Financial Officer

32.1	Section 906 Certification of Acting Chief Executive Officer, and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC. (Registrant)

/s/ BOB L. COREY
BOB L. COREY
Acting President and Chief Executive Officer Senior Vice President and Chief Financial Officer

October 30, 2009