Form 10-Q
period 2009-12-27
EXTREME NETWORKS INC
filed 2010-02-03
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2009

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at January 29, 2010 was 89,525,333.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 27, 2009

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 27, 2009	June 28, 2009
	(unaudited)	(1)
ASSETS

Current assets:
Cash and cash equivalents	$50,299	$46,195
Short-term investments	58,663	8,976
Accounts receivable, net	40,598	37,616
Inventories, net	16,645	12,380
Deferred income taxes	337	244
Prepaid expenses and other current assets, net	2,566	4,368

Total current assets	169,108	109,779
Property and equipment, net	43,848	44,229
Marketable securities	26,463	72,231
Other assets, net	15,538	13,736

Total assets	$254,957	$239,975

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$22,181	$12,771
Accrued compensation and benefits	12,028	12,320
Restructuring liabilities	4,392	3,559
Accrued warranty	3,229	3,170
Deferred revenue, net	31,884	30,058
Deferred revenue, net of cost of sales to distributors	16,186	9,821
Other accrued liabilities	16,133	14,666

Total current liabilities	106,033	86,365

Restructuring liabilities, less current portion	1,775	3,519
Deferred revenue, less current portion	6,830	7,425
Deferred income taxes	620	564
Other long-term liabilities	559	592

Commitments and contingencies (Note 3)		—

Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 128,972,227 issued at December 27, 2009 (128,425,140 June 28, 2009) and capital in excess of par value	129	128
Treasury stock, 39,625,305 shares at December 27, 2009 and June 28, 2009	(149,666)	(149,666)
Additional paid-in-capital	952,802	949,113
Accumulated other comprehensive income	2,124	1,323
Accumulated deficit	(666,249)	(659,388)

Total stockholders’ equity	139,140	141,510

Total liabilities and stockholders’ equity	$254,957	$239,975

(1)	The information in this column is derived from the Company’s consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended June 28, 2009.

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Net revenues:
Product	$64,469	$72,580	$115,228	$146,929
Service	14,928	14,968	30,478	30,145

Total net revenues	79,397	87,548	145,706	177,074

Cost of revenues:
Product	27,199	31,411	50,917	61,544
Service	6,426	7,446	12,248	15,407

Total cost of revenues	33,625	38,857	63,165	76,951

Gross profit:
Product	37,270	41,169	64,311	85,385
Service	8,502	7,522	18,230	14,738

Total gross profit	45,772	48,691	82,541	100,123

Operating expenses:
Sales and marketing	24,553	25,776	46,155	51,633
Research and development	12,422	13,924	26,032	30,529
General and administrative	6,517	7,412	13,755	15,851
Restructuring, net	4,145	—	3,633	—

Total operating expenses	47,637	47,112	89,575	98,013

Operating (loss) income	(1,865)	1,580	(7,034)	2,111
Interest income	388	870	710	2,293
Interest expense	(30)	(19)	(69)	(69)
Other income / (expense), net	(135)	768	(295)	1,316

(Loss) income before income taxes	(1,642)	3,199	(6,688)	5,651
Provision for income taxes	(263)	733	173	1,546

Net (Loss) Income	$(1,379)	$2,466	$(6,861)	$4,105

Basic and diluted net income per share:
Net (loss) income per share - basic	(0.02)	0.03	(0.08)	0.04
Net (loss) income per share - diluted	(0.02)	0.03	(0.08)	0.04
Shares used in per share calculation - basic	89,059	88,323	88,951	99,823
Shares used in per share calculation - diluted	89,059	88,363	88,951	99,925

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	December 27, 2009	December 28, 2008
Cash flows from operating activities:
Net (loss) income	$(6,861)	$4,105
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,023	2,745
(Gain) / loss on value of option to put securities	47	(6,778)
Mark to market, trading loss / (gain) on trading securities	(47)	6,778
Provision for doubtful accounts	—	56
Provision for excess and obsolete inventory	960	819
Deferred income taxes	(69)	68
Loss on retirement of assets	78	94
Stock-based compensation	3,158	1,396
Restructuring, net	3,633	—
Changes in operating assets and liabilities, net
Accounts receivable	(2,982)	19,504
Inventories	(5,216)	(9,157)
Prepaid expenses and other assets	(3)	(928)
Accounts payable	9,410	10,801
Accrued compensation and benefits	(290)	(5,943)
Restructuring liabilities	(4,418)	(1,329)
Accrued warranty	60	(1,307)
Deferred revenue, net	1,231	200
Deferred revenue, net of cost of sales to distributors	6,365	1,082
Other accrued liabilities	2,154	(4,398)

Net cash provided by operating activities	10,233	17,808

Cash flows (used in) provided by investing activities:
Capital expenditures	(2,720)	(3,334)
Purchases of investments	(18,958)	(25,166)
Proceeds from maturities of investments and marketable securities	8,775	28,164
Proceeds from sales of investments and marketable securities	6,377	46,225

Net cash (used in) provided by investing activities	(6,526)	45,889

Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	397	1,614
Repurchase of common stock, including expenses	—	(101,363)

Net cash provided by (used in) financing activities	397	(99,749)

Net increase (decrease) in cash and cash equivalents	4,104	(36,052)

Cash and cash equivalents at beginning of period	46,195	70,370
Cash and cash equivalents at end of period	$50,299	$34,318

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Extreme Networks, Inc. (referred to as the “Company” or “Extreme Networks”) included herein have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations. The condensed consolidated balance sheet at June 28, 2009 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009. The Company has evaluated all subsequent events through February 3, 2010, the date these interim financial statements were filed with the SEC.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and out of period share based compensation adjustments totaling $0.9 million that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at December 27, 2009. The results of operations for the three and six months ended December 27, 2009 are not necessarily indicative of the results that may be expected for fiscal 2010 or any future periods.

Reclassification

To maintain consistency and comparability, the Company reclassified certain prior-year balance sheet amounts related to transactions with the Company’s distributors. To conform to the current-year presentation, the Company reclassified:

•	to trade receivables, $6.7 million of contra accounts receivable at June 28, 2009, which was previously reported in accrued liabilities.

The amount of contra accounts receivable related to our distributors was $7.2 million at December 27, 2009, which is in-line with the reclassified amount of $6.7 million at June 28, 2009. This reclassification had no effect on previously reported consolidated results of operations or stockholders equity. The consolidated statement of cash flows for the six months ended December 28, 2008 was adjusted for the reclassification.

Cash, Cash Equivalents, and Investments

Summary of Available-for-Sale Securities and Trading Securities

	December 27, 2009	June 28, 2009
Cash equivalent	$42,326	$43,367
Short-term investments	58,663	8,976
Marketable securities	26,463	72,231

Total available-for-sale and trading securities	$127,452	$124,574

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Available-for-Sale Securities

The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
December 27, 2009:
Money market funds	$34,326	$34,326	$—	$—
U.S. corporate debt securities	37,764	38,148	394	(9)
U.S. government agency securities	14,305	14,443	139	(1)

	$86,395	$86,917	$533	$(10)

Classified as:
Cash equivalents	$42,326	$42,326	$—	$—
Short-term investments	17,894	18,128	235	—
Marketable securities	26,175	26,463	298	(10)

	$86,395	$86,917	$533	$(10)

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
June 28, 2009:
Money market funds	$35,367	$35,367	$—	$—
U.S. corporate debt securities	37,184	37,437	253	—
U.S. government agency securities	10,829	10,987	158	—

	$83,380	$83,791	$411	$—

Classified as:
Cash equivalents	$43,367	$43,367	$—	$—
Short-term investments	8,965	8,976	11	—
Marketable securities	31,048	31,448	400	—

	$83,380	$83,791	$411	$—

The amortized cost and estimated fair value of available-for-sale investments in debt securities at December 27, 2009, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$25,893	$26,128
Due in 1-2 years	23,159	23,444
Due in 2-5 years	3,017	3,019
Due in more than 5 years	—	—

Total investments in available for sale debt securities	$52,069	$52,591

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

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company records unrealized and realized gains and losses on the Company’s trading securities, net of tax, in other income (expense), net, in its statements of operations. Beginning in the second quarter of fiscal 2009, the Company classified ARS as Trading. The ARS are held with UBS and the Company accepted a Rights offer on November 7, 2008 (see discussions below). The ARS and Put Option fair value of $40.5 million are reflected in short-term investments trading as of December 27, 2009. The reclassification to short-term investment is made based on the Company’s intention to exercise the Put Option which first comes due in less than one year from balance sheet date.

The following table presents the Company’s investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. corporate debt securities	$6,115	$(9)	$—	$—	$6,115	$(9)
U.S. government agency securities	1,002	(1)			1,002	(1)

	$7,117	$(10)	$—	$—	$7,117	$(10)

During the three and six months ended December 27, 2009, realized gains or losses recognized on the sale of investments were not significant. The unrealized gains / (losses) on the Company’s investments were caused by interest rate fluctuations. Substantially all of the Company’s available-for-sale investments are investment grade government and corporate debt securities that have maturities of less than 3 years. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized costs.

Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale securities, trading securities and foreign currency derivatives. Fair value is measured based on a fair value hierarchy following three levels of inputs, of which the first two are considered observable and the last unobservable:

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

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis:

December 27, 2009:	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Commercial paper	$—	$8,000	$—	$8,000
Federal agency notes	—	14,443	—	14,443
Money market funds	34,326	—	—	34,326
Corporate notes/bonds	—	30,148	—	30,148
Auction rate securities	—	—	36,060	36,060
Put Option	—	—	4,473	4,473

Derivative instruments:
Foreign currency forward contracts	—	(396)	—	(396)

Total	$34,326	$52,195	$40,533	$127,054

June 28, 2009:	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Commercial paper	$—	$8,000	$—	$8,000
Federal agency notes		10,987		10,987
Money market funds	35,367			35,367
Corporate notes/bonds		29,437		29,437
Auction rate securities			36,263	36,263
Put Option			4,520	4,520

Derivative instruments:
Foreign currency forward contracts		(58)		(58)

Total	$35,367	$48,366	$40,783	$124,516

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets for the three months ended December 27, 2009 (in thousands):

Auction Rate Securities
Balance as of June 28, 2009	$36,263
Change in interest accrued	25
Change in unrealized loss	47
Redemptions at par	(275)

Balance as of December 27, 2009	$36,060

Put Option
Balance as of June 28, 2009	$4,520
Loss on Put Option	(47)

Balance as of December 27, 2009	$4,473

Level 3 assets consist of ARS whose underlying assets are student loans which are substantially backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. These ARS are held by UBS AG (UBS), the Company’s investment provider. In November 2008, the Company accepted an offer (the “Right”) from UBS entitling the Company to sell at par value auction-rate securities originally purchased from UBS (approximately $40.5 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012. Although the Company expects to sell its ARS under the Right, if the Right is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy the Company’s ARS. The Company has valued the ARS and put option using a discounted cash flow model based on Level 3 assumptions. The assumptions used in valuing the ARS and the put option include estimates of, based on data available as of December 31, 2009, interest rates, timing and amount of cash flows, credit and liquidity premiums, expected holding periods of the ARS and bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. The Company intends to exercise the Right from UBS on June 30, 2010 and as a result has classified these ARS as short-term investments as of December 27, 2009.

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

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The second tier of the distribution channel consists of a large number of third-party value-added resellers that sell directly to end-users. For product sales to value-added resellers, the Company does not grant return privileges, except for defective products during the warranty period, nor does the Company grant pricing credits. Accordingly, the Company recognizes revenue upon transfer of title and risk of loss to the value-added reseller, which is generally upon shipment. The Company reduces product revenue for cooperative marketing activities and certain price protection rights that may occur under contractual arrangements with its resellers. The Company provides an allowance for sales returns based on its historical returns, analysis of credit memo data and its return policies. The allowance for sales returns was $2.0 million and $0.9 million as of December 27, 2009 and June 28, 2009, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. The provision for returns is charged to net revenue in the accompanying consolidated statements of operations, and was $1.0 million and $0.1 million in the second quarter of fiscal 2010 and the second quarter of fiscal 2009, respectively. The provision for returns was $1.1 million and $0.6 million in the six months ended December 27, 2009 and the six months ended December 28, 2008, respectively. If the historical data that the Company uses to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenues. The Company estimates and adjusts this allowance at each balance sheet date.

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

Inventories, which are net of write-downs for excess and obsolete inventory of $5.3 million and $4.7 million at December 27, 2009 and June 28, 2009 respectively, consist of (in thousands):

	December 27, 2009	June 28, 2009
Raw materials	$273	$42
Finished goods	16,372	12,338

Total	$16,645	$12,380

Deferred Revenue, Net

Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenues where the revenue recognition criteria have not been met related to sales by the Company to its resellers or directly to its end-customers. Product revenue includes shipments to end-users and value-add resellers. The following table summarizes deferred revenue, net at December 27, 2009 and June 28, 2009, respectively (in thousands):

	December 27, 2009	June 28, 2009
Deferred services	$37,785	$36,690
Deferred product
Deferred revenue	2,647	1,315
Deferred cost of sales	(1,718)	(522)

Deferred product revenue, net	929	793
Balance at end of period	38,714	37,483
Less: current portion	31,884	30,058

Non-current deferred revenue, net	$6,830	$7,425

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company offers renewable support arrangements, including extended warranty contracts, to its customers that range generally from one to five years. Deferred support revenue is included within deferred revenue, net within the deferred services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Balance beginning of period	$35,942	$39,057	$36,196	$38,778
New support arrangements	15,522	12,923	30,053	27,472
Recognition of support revenue	(13,886)	(14,050)	(28,671)	(28,320)

Balance end of period	37,578	37,930	37,578	37,930
Less current portion	30,748	29,851	30,748	29,851

Non-current deferred revenue	$6,830	$8,079	$6,830	$8,079

Deferred Revenue, Net of Cost of Sales to Distributors

At the time of shipment to distributors, the Company records a trade receivable at the contractual discount to list selling price since the Company has a legally enforceable obligation for current payment from the distributor upon product delivery, the Company relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor, and the Company records deferred revenue and deferred cost of sales in “Deferred revenue, net of cost of sales to distributors” in the liability section of its consolidated balance sheets. Deferred revenue, net of cost of sales to distributors effectively represents the gross margin on the sale to the distributor; however, the amount of gross margin the Company recognizes in future periods will frequently be less than the originally recorded deferred revenue, net of cost of sales to distributors as a result of price concessions negotiated at time of sell-through to end customers. The Company sells each item in its product catalog to all of its distributors worldwide at contractually discounted prices. However, distributors resell the Company’s products to end customers at a very broad range of individually negotiated price points based on customer, product, quantity, geography, competitive pricing, and other factors. The majority of the Company’s distributors’ resales are priced at a discount from list price. Often, under these circumstances, the Company remits back to the distributor a portion of their original purchase price after the resale transaction is completed. Thus, a portion of the deferred revenue balance represents a portion of distributors’ original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price credits granted to distributors does not allow the Company to accurately estimate the portion of the balance in the deferred revenue that will be remitted to the distributors. Therefore, the Company does not reduce deferred revenue by anticipated future price credits; instead, price credits are typically recorded against accounts receivable when incurred, which is generally at the time the distributor sells the product.

The following table summarizes deferred revenue, net of cost of sales to distributors at December 27, 2009 and June 28, 2009, respectively (in thousands):

	December 27, 2009	June 28, 2009
Deferred revenue	$21,613	$13,644
Deferred cost of Sales	(5,427)	(3,823)

Total deferred revenue, net of cost of sales to distributors	$16,186	$9,821

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Guarantees and Product Warranties

The Company has standard product warranty liability. Upon issuance of the warranty, the Company discloses and recognizes a liability for the fair value of the obligation under the warranty. The following table summarizes the activity related to the Company’s product warranty liability during the first six months of fiscal 2010 and fiscal 2009, respectively (in thousands):

	Six months ended
	December 27, 2009	December 28, 2008
Balance beginning of period	$3,170	$4,824
New warranties issued	3,039	3,532
Warranty expenditures	(3,543)	(2,594)
Change in estimates	563	(2,246)

Balance end of period	$3,229	$3,516

The Company’s standard hardware warranty period is typically 12 months from the date of shipment to end-users. For certain access products, the Company offers a lifetime hardware warranty commencing on the date of shipment from the Company and ending five (5) years following the Company’s announcement of the end of sale of such product. Upon shipment of products to the Company’s customers, the Company estimates expenses for the cost to repair or replace products that may be returned under warranty and accrues a liability in cost of product revenue for this amount. The determination of the Company’s warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. The Company estimates and adjusts these accruals at each balance sheet date in accordance with changes in these factors. For the six months ended December 27, 2009, the Company recorded $0.6 million for a change in estimate resulting from losses identified related to a failure in one of its products.

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

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

2. Share-Based Compensation

Share-Based Compensation

Share-based compensation recognized in the condensed consolidated financial statements by line item caption is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Cost of product revenue	$143	$56	$215	$16
Cost of service revenue	146	61	221	93
Sales and marketing	683	328	979	503
Research and development	611	311	986	462
General and administrative	435	228	757	322

Total share-based compensation expense	2018	984	3158	1396
Share-based compensation cost capitalized in inventory	12	20	8	(6)

Total share-based compensation cost	$2,030	$1,004	$3,166	$1,390

The weighted-average grant-date per share fair value of options granted in the second quarter of fiscal 2010 and 2009 were $0.87 and $0.54, respectively. The weighted-average estimated per share fair value of shares purchased under ESPP was $0.64 in both the second quarter of fiscal 2010 and 2009.

The Company uses the straight-line method for expense attribution, and the Company estimates forfeitures and only recognizes expense for those shares expected to vest. The Company’s estimated forfeiture rate in the second quarter of fiscal 2010 based on the Company’s historical forfeiture experience is approximately 9%.

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

	Stock Option Plan Three Months Ended		Employee Stock Purchase Plan Three Months Ended		Stock Option Plan Six Months Ended		Employee Stock Purchase Plan Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Expected life	3 yrs	2.5 yrs	0.25 yrs	0.25 yrs	3 yrs	2.5 yrs	0.25 yrs	0.25 yrs
Risk-free interest rate	1.33%	1.33%	0.16%	0.26%	1.35%	1.33%	0.23%	1.11%
Volatility	58%	41%	86%	93%	58%	41%	81%	66%
Dividend yield	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

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

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Adjustments to Share-Based Compensation Expense During the Three and Six Months Ended December 27, 2009

The Company was notified by its third party software provider that it had made certain changes to how its software program calculates stock-based compensation expense. Specifically, the prior version of this software that the Company had been using calculated stock-based compensation expense by incorrectly applying a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather than calculating stock-based compensation expense based upon the actual vested portion of the grant date fair value, resulting in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vest date. Consequently, the Company identified errors in the calculation of stock-based compensation expense for fiscal years ended June 29, 2008, July 1, 2007 and July 2, 2006. The errors identified relate only to the timing of stock-based compensation expense recognition.

The Company determined that the cumulative error from the understatement of stock-based compensation expense related to the periods discussed above totaled $0.9 million through June 29, 2008. The impact of the errors on the fiscal years ended June 29, 2008, July 1, 2007 and July 2, 2006, is to decrease net income by $0.3 million for each year.

Management has determined that the impact of this error is not material to the previously issued annual and interim financial statements. Accordingly, the unaudited condensed consolidated financial statements for the three and six months ended December 27, 2009 include the cumulative adjustment to increase stock-based compensation expense by $0.9 million (or $0.01 per share) to correct these errors. The Company does not believe the correction of these errors is material to the condensed consolidated financial statements for the three and six months ended December 27, 2009 and does not believe that it will be material to the annual consolidated financial statements for the fiscal year ending June 27, 2010.

3. Commitments, Contingencies and Leases

Line of Credit

The Company has a revolving line of credit for $10.0 million with a major lending institution which expires on January 22, 2010. The Company is not intending to renew the line of credit upon expiration. Borrowings under this line of credit bear interest at the bank’s prime rate. As of December 27, 2009, there were no outstanding borrowings under this line of credit. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of December 27, 2009, the Company had outstanding letters of credit totaling $0.2 million. These letters of credit were primarily issued to satisfy requirements of certain of the Company’s customers for performance bonds. The line of credit requires the Company to maintain specified financial covenants related to tangible net worth and liquidity with which the Company was in compliance as of December 27, 2009.

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

Purchase Commitments

The Company currently has arrangements with three contract manufacturers and other suppliers for the manufacture of the Company’s products. The Company’s arrangements allow it to procure long lead-time component inventory on the Company’s behalf based upon a rolling production forecast provided by us. The Company is obligated for the purchase of long lead-time component inventory that the Company’s contract manufacturers procure in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of December 27, 2009, the Company had non-cancelable commitments to purchase approximately $36.0 million of such inventory.

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

Other Legal Matters

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

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

On August 22, 2008, Kathleen Wheatley, an individual identifying herself as one of the Company’s shareholders, filed a motion for the Court to reconsider its ruling on August 12, 2008 granting the Company’s motion to dismiss. In response, the Company asked the Court to reject Ms. Wheatley’s motion on various grounds, including that Ms. Wheatley is not a party to this derivative action. The Court has not yet ruled on Ms. Wheatley’s motion. On September 4, 2008, Ms. Wheatley filed both a motion to intervene in the derivative action and a third amended complaint, which differs little from the first amended complaint. The third amended complaint continues to allege that various of the Company’s current and former directors and officers breached their fiduciary duties and other obligations to the Company and violated state and federal securities laws in connection with the Company’s historical grants of stock options. The Company is named as a nominal defendant in the action, but the Company has customary indemnification agreements with the named defendants. On behalf of the Company, Ms. Wheatley seeks unspecified monetary and other relief against the named defendants. The Court has granted Ms. Wheatley’s motion to intervene. On October 16, 2008, The Company, as nominal defendant, moved to dismiss the third amended complaint. On November 17, 2009, the Court denied Company’s motion to dismiss the third amended complaint, and on December 3, 3009, the Company filed a motion for reconsideration or in the alternative, a motion to certify the Order denying the Motion to Dismiss for immediate appeal. On December 30, 2009, the Court issued an Order granting the Company leave to file the motion for reconsideration and will rule on the Company’s alternative motion to certify the Order for appeal if it denies the motion for reconsideration. The motion for reconsideration and alternative motion to certify an appeal are fully briefed and awaiting decision by the Court. The Company intends to continue to defend the derivative action vigorously, but due to the uncertainty of litigation, the Company cannot predict the ultimate outcome of this matter at this time.

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

4. Comprehensive (Loss) and Accumulated Other Comprehensive Income

Comprehensive Loss

Comprehensive (loss) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Net (loss) income	$(1,379)	$2,466	$(6,861)	$4,105
Other comprehensive (loss) income:
Change in unrealized gain on investments:
Net unrealized gain on ARS recorded to other income	—	3,547	—	2,517
Net unrealized (loss) gain on other investments	(20)	653	111	606

Net unrealized (loss) gain on investments	(20)	4,200	111	3,123
Net unrealized loss on derivatives	—	(5)	—	(7)
Foreign currency translation adjustments
Beginning balance	1,752	1,387	912	2,025
Ending balance	1,602	999	1,602	999

Foreign currency translation adjustments change	(150)	(388)	690	(1,026)

Total comprehensive (loss) income	$(1,549)	$6,273	$(6,060)	$6,195

Accumulated Other Comprehensive Income

The following are the components of accumulated other comprehensive income, net of tax (in thousands):

	December 27, 2009	June 28, 2009
Accumulated unrealized gain on investments	$522	$411
Accumulated foreign currency translation adjustments	1,602	912

Accumulated other comprehensive income	$2,124	$1,323

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

5. Income Taxes

The Company recorded an income tax benefit of $0.3 million and an income tax provision of $0.7 million for the second quarter of fiscal 2010 and second quarter of fiscal 2009, respectively. The reduction in tax expense is related to reduced U.S. alternative minimum tax for fiscal years 2009 and 2010, and benefits from recently enacted legislation that allows for refunds of prior period federal tax payments. The income tax provision for the three months ended December 27, 2009 and December 28, 2008 consisted primarily of taxes on foreign income and U.S state income taxes. The income tax provisions for both quarters were calculated based on the results of operations for the three months ended December 27, 2009 and December 28, 2008, and may not reflect the annual effective rate. Since the Company has net operating loss carry forwards to offset U.S. taxable income, the Company is not using an annual effective tax rate to apply to the taxable income for the quarter.

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

During fiscal 2003, the Company established a full valuation allowance for the Company’s US net deferred tax assets. The valuation allowance was calculated by assessing both negative and positive evidence when measuring the need for a valuation allowance. Evidence such as operating results during the most recent three-year period is given more weight than the Company’s expectations of future profitability, which are inherently uncertain. The Company’s most recent three year history of losses represented sufficient negative evidence to require a full valuation allowance against the Company’s U.S. net deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of the Company’s U.S. deferred tax assets.

The Company had unrecognized tax benefits of approximately $22.6 million as of December 27, 2009. The future impact of the unrecognized tax benefit of $22.6 million, if recognized, is as follows: approximately $2.0 million would affect the effective tax rate, and approximately $20.6 million would result in adjustments to deferred tax assets and corresponding adjustment to the valuation allowance. It is reasonably possible that the amount of unrealized tax benefits including accrued interest could decrease by approximately $1.4 million during the next 12 months due to the expiration of the statue of limitations in certain foreign jurisdictions.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Condensed Consolidated Statement of Operations and totaled approximately $29,000 for the quarter ended December 27, 2009. Accrued interest and penalties were approximately $0.6 million and $0.5 million as of December 27, 2009 and December 28, 2008, respectively.

In general, the Company’s U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 2006 forward, the Company’s state income tax returns are subject to examination for fiscal years 2005 forward, and the Company’s Netherlands income tax returns are subject to examination for fiscal years 2003 forward.

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

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Net (loss) income	$(1,379)	$2,466	$(6,861)	$4,105

Weighted-average shares used in per share calculation – basic	89,059	88,323	88,951	99,823
Incremental shares using the treasury stock method:
Stock options	—	6	—	23
Unvested restricted awards	—	34	—	79

Weighted-average share used in per share calculation – diluted	89,059	88,363	88,951	99,925

Net (loss) income per share – basic	$(0.02)	$0.03	$(0.08)	$0.04
Net (loss) income per share – diluted	$(0.02)	$0.03	$(0.08)	$0.04

The following table sets forth weighted stock options outstanding that are not included in the diluted net income per share calculation above because to do so would be antidilutive for the periods (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Stock options outstanding:
In-the-money options	2,460	—	2,478	—
Out-of-the-money options	14,247	18,485	14,558	18,278

Total potential shares of common stock excluded from the computation of earnings per share	16,707	18,485	17,036	18,278

Weighted stock options outstanding with an exercise price lower than the Company’s average stock price for the periods presented (“in-the-money options”) are excluded from the calculation of diluted net loss per share in the three and six months ended December 27, 2009 since the effect of including them would have been anti-dilutive due to the net loss position of the Company during the periods presented.

Weighted stock options outstanding with an exercise price higher than the Company’s average stock price for the periods presented (“out-of-the-money options”) are excluded from the calculation of diluted net income per share since the effect would have been anti-dilutive under the treasury stock method.

7. Restructuring Liabilities

The Company’s restructuring costs consist of termination benefits, excess facilities and asset impairments. Termination benefits generally include severance, outplacement services, health insurance coverage, and legal costs. Excess facilities costs generally include rent expense less expected sublease income, lease termination costs and asset abandonment costs. Asset impairments include adjustments to basis of assets as a result of restructuring activities.

As of December 27, 2009, restructuring liabilities were $6.2 million and consisted of obligations associated with the Company’s excess facilities under operating leases and termination benefits incurred in the current quarter. Excess facilities were identified in prior years from fiscal 2004 through 2009 and the Company has remaining obligations associated with these facilities. During the current quarter, the Company restructured the organization, including restructuring from a business unit organization to a functional organization. In connection with the restructuring, the Company had a reduction in force (“RIF”) and terminated 8% of its workforce. Total termination benefits were $3.6 million. In addition, the Company eliminated certain redundant engineering projects in conjunction with the reorganization. The Company incurred $0.5 million related to the discontinued engineering projects.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Activity with respect to restructuring liabilities is as follows (in thousands):

	Excess Facilities	Asset Impairment	Contract Termination	Severance	Acceleration of Stock Awards	Total
Balance June 28, 2009	$6,337	$—	$—	$741	$—	$7,078
Period charges	74	449	77	3,504	126	4,230
Period reversals	(529)	—	—	(94)	—	(623)
Write-off	—	(65)	—	—	(126)	(191)
Period payments	(1,377)	(384)	(77)	(2,489)	—	(4,327)

Balance December 27, 2009	4,505	—	—	1,662	—	6,167
Less: current portion	2,730	—	—	1,662	—	4,392

Restructuring liabilities at December 27, 2009, less current portion	$1,775	$—	$—	$—	$—	$1,775

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

Foreign Exchange Exposure. Management – The Company denominates substantially all global sales in U.S. dollars. International sales subsidiaries generate operating expenses in foreign currencies. The Company has a program of hedging forecasted and actual foreign currency risk with forward contracts to eliminate, reduce or transfer selected foreign currency risks that can be confidently identified and quantified. Hedges of anticipated transactions are designated and documented at inception as cash flow hedges and are evaluated for effectiveness at least quarterly. As the critical terms of the forward contract and the underlying are matched at inception, forward contract effectiveness is calculated by comparing the cumulative change in the contract (on a forward to forward basis) to the change in fair value of the anticipated expense, with the effective portion of the hedge recorded in accumulated other comprehensive income (“OCI”). Values accumulated in OCI are subsequently reclassified into the consolidated statement of operations line item to which the hedged transaction relates in the period the anticipated expense is recognized in income. Any ineffectiveness is recognized immediately in other expense. No ineffectiveness was recognized in other expense in the second quarter of fiscal 2010 and the second quarter of fiscal 2009. At December 27, 2009, these forward foreign currency contracts had a notional principal amount of $6.4 million and fair value is insignificant. These contracts have maturities of less than 60 days.

Forward contracts are used to hedge the remeasurement of non-functional currency monetary assets and liabilities in order to mitigate reported foreign exchange gains and losses. Gains and losses in the forward contracts are recognized in other income (expense), net. At December 27, 2009, the Company held foreign currency forward contracts with a notional principal amount and fair value of $16.6 million and $0.4 million. These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

The Company does not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction gains and losses from operations, including the impact of hedging, were a loss of $0.1 million in the second quarter of fiscal 2010 and gain of $0.1 million in the second quarter of fiscal 2009. Foreign currency transaction gains and losses from operations, including the impact of hedging, were a loss of $0.2 million in the first six months of fiscal 2010 and gain of $0.6 million in the first six months of fiscal 2009.

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

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Information regarding geographic areas is as follows (in thousands):

	Three months ended December 27, 2009		Three months ended December 28, 2008		Six months ended December 27, 2009		Six months ended December 28, 2008
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net Revenues:
North America	$27,458	34.58%	$33,445	38.20%	$54,356	37.31%	$69,101	39.02%
EMEA	37,842	47.66%	42,195	48.20%	65,900	45.22%	83,771	47.31%
APAC	14,097	17.76%	11,908	13.60%	25,450	17.47%	24,202	13.67%

Total net revenues	$79,397	100.00%	$87,548	100.00%	$145,706	100.00%	$177,074	100.00%

Two customers, Tech Data and Westcon, accounted for greater than 10% of the Company’s revenue in the second quarter of fiscal 2010. One customer, Tech Data, accounted for greater than 10% of the Company’s revenue in the second quarter of fiscal 2009.

Tech Data accounted for greater than 10% of the Company’s revenue in the first six months of fiscal 2010. Two customers, Tech Data and Ericsson AB, accounted for greater than 10% of the Company’s revenue in the first six months of fiscal 2009.

Substantially all of the Company’s assets were attributable to North America operations at December 27, 2009 and December 28, 2008.

10. Employee Stock Option Exchange Program

On December 23, 2009, our stockholders approved a voluntary program (“Exchange Program”) that will permit eligible employees to exchange certain outstanding stock options that are “underwater” for a lesser number of shares of restricted stock units to be granted under the Extreme Networks, Inc. 2005 Equity Incentive Plan (the “2005 Plan”) and to exchange certain other stock options that are more substantially underwater for a cash payment. If commenced, exchange program will be open to all of our United States employees, except for members of our Board of Directors and our executive officers. The exchange program is expected to commence in February 2010 and end 20 days after the commencement date. We do not believe the incremental stock compensation charge related to the Exchange program will be material to the annual consolidated financial statements for the fiscal year ending June 27, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly, our expectations regarding results of operations, the general economic environment, our ability to expand our market penetration, our ability to expand our distribution channels, customer acceptance of our products, our ability to meet the expectations of our customers, product demand and revenue, cash flows, product gross profits, our expectations to continue to develop new products and enhance existing products, our expectations regarding the amount of our research and development expenses, our expectations relating to our selling, general and administrative expenses, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expectations concerning the availability of products from suppliers and contract manufacturers, anticipated product costs and sales prices, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding the rationalization of our workforce and facilities, and our expectations regarding materials and inventory management. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Quarterly Report on Form 10-Q for the first quarter of fiscal 2010, our Annual Report on Form 10-K for the fiscal year ended June 28, 2009, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development of new technology and products; customer response to our new technology and products; the timing of any recovery in the global economy; risks related to pending or future litigation; and a dependency on third parties for certain components and for the manufacturing of our products.

Business Overview

We develop and sell network infrastructure equipment and offer related services contracts for extended warranty and maintenance to our enterprise, data center and metropolitan telecommunications service provider customers. Substantially all of our revenue is derived from the sale of our networking equipment and related service contracts. In the second quarter of fiscal 2010, our revenues decreased $8.2 million, gross profit decreased $2.9 million, operating profit decreased $3.4 million and net loss increased $3.8 million as compared to the second quarter of fiscal 2009. In the six months ended December 27, 2009, our revenues decreased $31.4 million, gross profit decreased $17.6 million, operating profit decreased $9.1 million and net loss decreased $11.0 million as compared to the six months ended December 28, 2008.

We believe that considering the following key developments will assist investors in understanding our operating results for the three and six months ended December 27, 2009.

Supply Chain Constraints

We use our forecast of expected demand to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. In the fourth quarter of fiscal 2009, customer orders exceeded our forecast, especially with respect to certain products. In addition, our contract manufacturers and their component suppliers had significantly reduced their capacity due to the world-wide economic slowdown, and therefore lead times significantly increased during the first fiscal quarter across our supply chain as our contract manufacturers and their component suppliers struggled to meet increasing demands. As a result, we were unable to deliver products based on customer requests. This adversely affected our revenue and sales for the first quarter of fiscal 2010 since we were unable to deliver products in that quarter in a timely manner and certain customers cancelled orders or chose other vendors based on product availability. We have made substantial progress with our suppliers to improve timely delivery of our products to meet customers’ demands in the second quarter of fiscal 2010. We continue to work to manage our forecast and supply chain in light of our customers’ demands as accurately as possible. As a result of improvements in the supply change, cost controls and increased revenue, our financial results improved from the first to the second quarter of fiscal 2010.

Impact of the Global Economic Developments

In addition to issues with our supply chain, we believe that the credit market crisis, global recession and other challenges affecting economic conditions in the United States and other parts of the world were the significant drivers of our financial performance during the first six months of fiscal 2010. Sales in the United States and Eastern Europe were most impacted as a result of the weak US economy and the global credit crisis in the financial market, while sales in Asia were only minimally impacted by global economic developments and grew during the period. We believe that limited access to credit, conservative purchasing patterns and delays or cancellation of IT infrastructure plans in the face of continued uncertainty regarding the global economy, will continue to negatively impact overall demand for networking solutions, including Ethernet equipment.

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

Restructuring

On October 22, 2009, we restructured the organization, including restructuring from a business unit organization to a functional organization. In connection with the restructuring, we had a reduction in force (“RIF”), terminated 8% of our workforce and eliminated certain redundant engineering projects. Total restructuring charges in the second quarter of fiscal 2010 was $4.1 million.

Results of Operations

Our operations and financial performance have been affected by the economic factors described above. During the second quarter of fiscal 2010, we experienced the following results:

•	Net revenues of $79.4 million, compared to net revenues of $87.5 million in the second quarter of fiscal 2009.

•	Total gross profit of 58% of net revenues, compared to 56% in the second quarter of fiscal 2009.

•	Operating loss of $1.9 million compared to operating income of $1.6 million in the second quarter of fiscal 2009.

•	Net loss of $1.4 million, compared to net income of $2.5 million in the second quarter of fiscal 2009.

During the six months ended December 27, 2009, we experienced the following results:

•	Net revenues of $145.7 million, compared to net revenues of $177.1 million for the six months ended December 28, 2008.

•	Total gross profit of 57% of net revenues, compared to total gross profit of 57% of net revenues for the six months ended December 28, 2008.

•	Operating loss of $7.0 million compared to operating income of $2.1 million for the six months ended December 28, 2008.

•	Net loss of $6.8 million, compared to net income of $4.1 million for the six months ended December 28, 2008.

•

Operating cash flow was $10.2 million positive for the six months ending December 27, 2009. Cash and cash equivalents, short-term investments and marketable securities increased by $8.0 million in the six months ended December 27, 2009 to $135.4 million, primarily as a result of cash flow from operations for the six months ended December 27, 2009.

Net Revenues

The following table presents net product and service revenues for the three month and six month period ended December 27, 2009 and December 28, 2008, respectively (dollars in thousands):

	Three months ended December 27, 2009		Three months ended December 28, 2008		Six months ended December 27, 2009		Six months ended December 28, 2008
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net Revenues:
Product	$64,469	81.20%	$72,580	82.90%	$115,228	79.08%	$146,929	82.98%
Service	14,928	18.80%	14,968	17.10%	30,478	20.92%	30,145	17.02%

Total net revenues	$79,397	100.00%	$87,548	100.00%	$145,706	100.00%	$177,074	100.00%

Net revenues were $79.4 million in the second quarter of fiscal 2010 and $87.5 million in the second quarter of fiscal 2009, representing a decrease of $8.1 million or 9% in the second quarter of fiscal 2010 from the second quarter of fiscal 2009. Net revenues for the first six months of fiscal 2010 were $145.7 million, which is a decrease of $31.4 million or 18% from net revenues of $177.1 million in the first six months of fiscal 2009.

Product revenue was $64.4 million for the second quarter of fiscal 2010 compared to $72.6 million for the second quarter of fiscal 2009, a decline of $8.1 million, or 11%. Product revenue was $115.2 million for the first six months of fiscal 2010, compared to $146.9 million for the first six months of fiscal 2010, a decrease of $31.7 million or 22%.

Service revenue was effectively flat from the three and six months ended December 27, 2009 as compared to the three and six months ended fiscal 2009.

We operate in three regions: North America, which includes the United States, Canada and Central America; EMEA, which includes Europe, Middle East, Africa and South America; and APAC which includes Asia Pacific and Japan. The following table presents the total net revenue geographically for the three month period ended December 27, 2009 and December 28, 2008 (dollars in thousands):

	Three months ended December 27, 2009		Three months ended December 28, 2008		Six months ended December 27, 2009		Six months ended December 28, 2008
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net Revenues:
North America	$27,458	34.58%	$33,445	38.20%	$54,356	37.31%	$69,101	39.02%
EMEA	37,842	47.66%	42,195	48.20%	65,900	45.22%	83,771	47.31%
APAC	14,097	17.76%	11,908	13.60%	25,450	17.47%	24,202	13.67%

Total net revenues	$79,397	100.00%	$87,548	100.00%	$145,706	100.00%	$177,074	100.00%

In the second quarter of fiscal 2010, North America revenue was $27.5 million, a decrease of $6.0 million, or 18% from the second quarter of fiscal 2009. Product revenues decreased $6.2 million or 25% and service revenue increased $0.2 million or 2% compared to a year ago quarter. In the first six months of fiscal 2010, North America revenues were $54.4 million which represented a decrease of $14.7 million or 21% from the first six months of fiscal 2009. Product revenues decreased $15.1 million or 30% and service revenue increased $0.4 million or 2% from the first six months of fiscal 2009. The decrease in the North America revenues compared to the second quarter of fiscal 2009 and the first six months of fiscal 2009 was primarily the result of weakness in the U.S. economy as well as competition. The decrease in the first six months of fiscal 2009 was also due to supply chain constraints in the first quarter of fiscal 2010.

In the second quarter of fiscal 2010, EMEA revenues were $37.8 million, a decrease of $4.4 million, or 10%, from the second quarter of fiscal 2009. Product revenue decreased $4.5 million or 12% and service revenue increased $0.1 million or 3% compared to a year ago quarter. In the first six months of fiscal 2010, EMEA revenues were $65.9 million which represented a decrease of $17.9 million or 21% from the first six months of fiscal 2009. Product revenues decreased $18.4 million or 25% and service revenue increased $0.5 million or 6% from the first six months of fiscal 2009. The decrease in EMEA revenues compared to the first three and six months of fiscal 2009 was primarily due to weakness in the EMEA economy and a slowdown in the service provider business in Eastern Europe as our customer base is in the process of deploying previous purchases.

In the second quarter of fiscal 2010, APAC revenues were $14.1 million, an increase of $2.2 million or 18% from the second quarter of fiscal 2009. Product revenues increased $2.5 million or 24% and service revenue decreased $0.3 million or 22% compared to a year ago quarter. In the first six months of fiscal 2010, APAC revenues were $25.5 million which represented an increase of $1.2 million or 5% from the first six months of fiscal 2009. Product revenue increased $1.8 million or 9% and service revenue decreased $0.6 million or 19%. The increase in APAC revenues compared to the second quarter of fiscal 2009 and the first six months of fiscal 2009 was primarily driven by stronger management execution contributing to improved performance in China.

The level of sales to any one customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. Tech Data and Westcon accounted for 10.4% and 16.5%, respectively, of the Company’s revenue in the second quarter of fiscal 2010. Tech Data accounted for 10.2% of the Company’s revenue in the second quarter of fiscal 2009.

Tech Data accounted for 11.8% of the Company’s revenue in the first six months of fiscal 2010. Tech Data and Ericsson AB accounted for 10.9% and 10.2% of the Company’s revenue in the first six months of fiscal 2009.

Cost of Revenues and Gross Profit

The following table presents the gross profit on product and service revenues and the gross profit percentage of product and service revenues for the first quarter of fiscal 2010 and first quarter of fiscal 2009 (dollars in thousands):

	Three months ended December 27, 2009		Three months ended December 28, 2008		Six months ended December 27, 2009		Six months ended December 28, 2008
	$	Gross Margin %	$	Gross Margin %	$	Gross Margin %	$	Gross Margin %
Gross profit:
Product	$37,270	57.81%	$41,169	56.72%	$64,311	55.81%	$85,385	58.11%
Service	8,502	56.95%	7,522	50.25%	18,230	59.81%	14,738	48.89%

Total gross profit	$45,772	57.65%	$48,691	55.62%	$82,540	56.65%	$100,123	56.54%

Gross profit was $45.8 million in the second quarter of fiscal 2010, a decrease of $2.9 million or 6% as compared to $48.7 million in the second quarter of fiscal 2009.

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

Product gross profit in the second quarter of fiscal 2010 was $37.3 million, representing a decrease of $3.9 million or 10% from the second quarter of fiscal 2009. As a percentage of revenue, product gross margin increased one percentage point. The decrease in product gross profit was primarily driven by lower sales volume of $6.1 million, offset by $2.7 million favorability in product mix.

Product gross profit for the first six months of fiscal 2010 was $64.3 million, a decrease of $21.1 million or 25% from $85.3 million in the first six months of fiscal 2009. The decrease in product gross profit was primarily driven by lower sales volume of $13.3 million and $8.3 million in competitive pricing and mix, offset by $1.0 million decrease in distribution expense.

Our cost of service revenues consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross profit was $8.5 million in the second quarter of fiscal 2010, an increase of $1.0 million or 13% from $7.5 million in the second quarter of fiscal 2009. The increase in service gross profit in the second quarter of fiscal 2010 was primarily due to increased cost savings such as $0.7 million in lower repair costs and $0.4 million in lower professional services.

Service gross profit was $18.2 million for the first six months of fiscal 2010, an increase of $3.5 million or 24% from $14.7 million in the first six months of fiscal 2009. The increase in service gross profit is primarily due to increased cost savings such as $2.4 million in lower repair costs and $0.8 million in lower labor costs.

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses decreased to $24.6 million for the second quarter of fiscal 2010 from $25.8 million for the second quarter of fiscal 2009, a decrease of $1.2 million, or 5%. This decrease was primarily driven by lower commission expense of $0.4 million due to lower sales volume, $0.5 million of favorable foreign exchange impact, and lower general sales and marketing expenses of $0.6 million due to cost controls.

Sales and marketing expenses decreased to $46.2 million for the first six months of fiscal 2010 from $51.6 million for the first six months of fiscal 2009, a decrease of $5.5 million or 11%. The decrease was primarily due to lower commissions expense of $1.9 million due to lower sales volume, lower salaries and benefits of $1.1 million due to lower headcount, $0.7 million of favorable foreign exchange impact, lower travel and entertainment expense of $0.4 million, lower contract labor and marketing fees of $0.3 million, lower general sales expense of $0.8 million due to cost control, lower purchases of internal demo hardware of $0.3 million, and lower sales office fees of $0.3 million.

Research and Development Expenses

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses decreased to $12.4 million for the second quarter of fiscal 2010 from $ 13.9 million for the second quarter of fiscal 2009, a decrease of $1.5 million or 11%. The decrease was due to lower salaries and benefits of $0.6 million primarily driven by lower headcount and lower spending of $1.4 million on engineering projects as a result of the reduction in force and discontinued engineering projects due to the business reorganization in the second quarter of fiscal 2010, offset by $0.3M of higher expenses due mainly to amortization of additional intangible assets.

Research and development expenses decreased to $26.0 million for the first six months of fiscal 2010 from $30.5 million for the first six months of fiscal 2009, a decrease of $4.5 million or 15%. The decrease was primarily due to lower salaries and benefits of $2.6 million driven by lower headcount and lower spending of $2.4 million on engineering projects as a result of the reduction in force and discontinued engineering projects due to the business reorganization in the second quarter of fiscal 2010. We expense all research and development costs as incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, legal fees, professional fees and other general corporate expenses. General and administrative expenses decreased to $6.5 million for the second quarter of fiscal 2010 from $7.4 million for the second quarter of fiscal 2009, a decrease of $0.9 million, or 12%. This decrease was primarily due to $1.3 million lower professional fees in litigation and financial consulting.

General and administrative expenses decreased to $13.8 million for the first six months of fiscal 2010 from $15.8 million for the first six months of fiscal 2009, a decrease of $2.1 million or 13%. The decrease was primarily due to $0.4 million of lower litigation fees and $1.9 million of lower contract labor and professional fees.

Restructuring, Net

During the second quarter of fiscal 2010, we restructured the organization, including restructuring from a business unit organization to a functional organization. In connection with the restructuring, we had a reduction in force (“RIF”) and terminated 8% of our workforce. Total termination benefits were $3.6 million. In addition, we eliminated redundant engineering projects in conjunction with the reorganization. We incurred $0.5 million related to the discontinued engineering projects.

Adjustments to Share Based Compensation Expense During the Three and Six Months Ended December 27, 2009

We were notified by our third party software provider that it had made certain changes to how its software program calculates stock-based compensation expense. Specifically, the prior version of this software that we had been using calculated stock-based compensation expense by incorrectly applying a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather than calculating stock-based compensation expense based upon the actual vested portion of the grant date fair value, resulting in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vest date. Consequently, we identified errors in the calculation of stock-based compensation expense for fiscal years ended June 29, 2008, July 1, 2007 and July 2, 2006. The errors identified relate only to the timing of stock-based compensation expense recognition.

We determined that the cumulative error from the understatement of stock-based compensation expense related to the periods discussed above totaled $0.9 million through June 29, 2008. The impact of the errors on the fiscal years ended June 29, 2008, July 1, 2007 and July 2, 2006, is to decrease net income by $0.3 million for each year.

Management has determined that the impact of this error is not material to the previously issued annual and interim financial statements. Accordingly, the unaudited condensed consolidated financial statements for the three and six months ended December 27, 2009 include the cumulative adjustment to increase stock-based compensation expense by $0.9 million (or $0.01 per share) to correct these errors. We do not believe the correction of these errors is material to the condensed consolidated financial statements for the three and six months ended December 27, 2009 and do not believe that it will be material to the annual consolidated financial statements for the fiscal year ending June 27, 2010.

Interest Income

Interest income was $0.4 million in the second quarter of fiscal 2010 as compared to $0.9 million in the second quarter of fiscal 2009, a decrease of $0.5 million. The decrease was due to decreased funds available for investments and decreased interest rates earned on investments. Cash, cash equivalents and investments were $135.4 million as of December 27, 2009, a decrease of $8.1 million as compared to $143.5 million as of December 28, 2008. Average interest yield in the second quarter of fiscal 2010 was 1.6% as compared to 2.7% in second quarter of fiscal 2009.

Interest Expense

Interest expense in the second quarter of fiscal 2010 and second quarter of fiscal 2009 was immaterial and was primarily related to interest amortization of technology agreements.

Other Income / (Expense), Net

Other income (expense) net, was expense of $0.1 million in the second quarter of fiscal 2010 as compared to income of $0.8 million in the second fiscal quarter of 2009, a decrease in income of $0.9 million. The decrease in income in other income (expense), net was primarily due to decreased foreign exchange gain as a result of the weakening dollar against other currencies. Foreign exchange loss was $0.2 million in the second quarter of fiscal 2010 as compared to a gain of $0.8 million in the second quarter of fiscal 2009.

Other income (expense), net also includes an unrealized loss of $4.5 million resulting from the transfer of our ARS from available-for-sale to trading securities offset by $4.5 million gain in fair value of the Put Option related to our acceptance of the UBS Rights offer to repurchase our ARS in the second quarter of fiscal 2009.

Provision for Income Taxes

We recorded income tax benefit of $0.3 million and a tax provision of $0.7 million for the second quarter of fiscal 2010 and the second quarter of fiscal 2009, respectively. The reduction in tax expense is related to reduced U.S. alternative minimum tax for fiscal years 2009 and 2010, and benefits from recently enacted legislation that allows for refunds of prior period federal tax payments. The income tax provisions for the three months ended December 27, 2009 and December 28, 2008 consisted primarily of taxes on foreign income and U.S. state income taxes. The income tax provisions for both quarters were calculated based on the results of operations for the three month periods ended December 27, 2009 and December 28, 2008, and may not reflect the annual effective rate. Since we have net operating loss carry forwards to offset U.S. taxable income, we are not using an annual effective tax rate to apply to the taxable income for the quarter.

We have provided a full valuation allowance for our U.S. net deferred tax assets. We initially recorded this charge during fiscal 2003 which places greater weight on previous cumulative losses than the outlook for future profitability when determining whether U.S. net deferred tax assets can be realized. Based upon our most recent three-year history of losses as of the date of determining the charge, we determined that it was appropriate to retain the full valuation allowance against our U.S. net deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our U.S. net deferred tax assets.

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

Liquidity and Capital Resources

The following summarizes information regarding our cash, investments, and working capital (in thousands):

	As of
	December 27, 2009	June 28, 2009
Cash, cash equivalents, short-term investments and marketable securities	$135,424	$127,403
Working capital	$63,075	$23,414

The increase in cash, investments and working capital is primarily a result of $10.2 million cash provided by operating activities, $0.4 million cash received from issuance of common stock, offset by $2.7 million in capital expenditures. Refer to further discussions below under Key Components of Cash Flows and Liquidity.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Six months ended
	December 27, 2009	December 28, 2008
Net cash provided by operating activities	$10,233	$17,808
Net cash (used in) provided by investing activities	$(6,526)	$45,889
Net cash provided by (used in) financing activities	$397	$(99,749)

Net increase (decrease) in cash and cash equivalents	$4,104	$(36,052)

Cash provided by operating activities was $10.2 million. Net loss was $6.9 million and included significant non-cash charges including depreciation of $3.0 million, $3.2 million in share-based compensation expense, $1.0 million in the provision for excess and obsolete inventory and restructuring expense of $3.6 million. Accounts receivable, net, increased to $40.6 million at December 27, 2009 from $37.6 million at June 28, 2009. Days sales outstanding in receivables was 46 days at December 27, 2009 and 42 days at June 28, 2009 due to increased collections. Accounts payable increased to $22.2 million primarily due to increased inventory purchases at quarter end. Net inventory levels normalized to $16.6 million at December 27, 2009 from $12.4 million at June 28, 2009. Inventory balance of $12.4 million at June 28, 2009 was lower than the normal inventory balance between $16.0 million to $18.0 million due to decreased inventory forecast demand from decreased revenue in the fourth quarter of fiscal 2009. Inventory management remains an area of focus as we balance the need to maintain safety stock inventory levels to ensure competitive lead times with the risk of inventory excess or obsolescence because of declining demand, rapidly changing technology and customer requirements. Deferred revenue, net, which consists of product and service revenue deferrals, increased to $38.7 million at December 27, 2009 from $37.5 million at June 28, 2009. The increase was primarily due to increased maintenance renewal activities in December 2009 and increased product deferral due to partial shipments. Deferred revenue, net of cost of sales to distributors, increased $6.4 million from $9.8 million at June 28, 2009 to $16.2 million at December 27, 2009. The increase was primarily due to inventory stocking for backlog.

Cash flow used in investing activities was $6.5 million. Capital expenditures were $2.7 million. We had a net purchase of investments of $10.2 million in the first six months of 2010 as we transferred cash and cash equivalents into longer term securities to take advantage of higher interest yield.

Cash provided by financing activities was $0.4 million from issuance of common stock.

We have a revolving line of credit for $10.0 million with a major lending institution which expires on January 22, 2010. We are not intending to renew the line of credit upon expiration. Borrowings under this line of credit bear interest at the bank’s prime rate. As of December 27, 2009, there were no outstanding borrowings under this facility. The line of credit contains a provision for the issuance of letters of credit not to exceed the unused balance of the line. As of December 27, 2009, we had letters of credit totaling $0.2 million. These letters of credit were primarily issued to satisfy requirements of certain of our customers for performance bonds. The line of credit requires us to maintain specified financial covenants related to tangible net worth and liquidity with which we were in compliance as of December 27, 2009.

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

Employee Stock Option Exchange Program

On December 23, 2009, our stockholders approved a voluntary program (“Exchange Program”) that will permit eligible employees to exchange certain outstanding stock options that are “underwater” for a lesser number of shares of restricted stock units to be granted under the Extreme Networks, Inc. 2005 Equity Incentive Plan (the “2005 Plan”) and to exchange certain other stock options that are more substantially underwater for a cash payment. If commenced, the exchange program will be open to all of our United States employees, except for members of our Board of Directors and our executive officers. The exchange program is expected to commence in February 2010 and end 20 days after the commencement date. We do not believe the incremental stock compensation charge related to the Exchange program will be material to the annual consolidated financial statements for the fiscal year ending June 27, 2010.

Contractual Obligations

The following summarizes our contractual obligations at December 27, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than Five Years
Contractual Obligations:
Non-cancelable inventory purchase commitments	$36,048	$36,048	$—	$—	$—
Non-cancelable operating lease obligations	12,042	6,678	4,463	901	—
Other non-cancelable purchase commitments	2,734	1,244	1,490	—	—

Total contractual cash obligations	$50,824	$43,970	$5,953	$901	$—

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $36.0 million as of December 27, 2009, an increase of $16.1 million from $19.9 million as of June 28, 2009. The increase was primarily due to increased demand forecast and the reinstatement of safety stock given the supply chain constraints in the first six months of fiscal 2010.

We did not have material commitments for capital expenditures as of December 27, 2009. Other non-cancelable purchase commitments represent OEM and technology agreements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 27, 2009.

Capital Resources and Financial Condition

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

The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 27, 2009. This table does not include money market funds because those funds are generally not subject to market risk. Included within short-terms investments within this table, is our ARS portfolio held at UBS.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
Included in cash and cash equivalents	$8,000			$8,000	$8,000
Weighted average interest rate	0.07%
Included in short-term investments	$1,320	$57,343		$58,663	$58,663
Weighted average interest rate	2.31%	1.99%
Included in marketable securities			$26,463	$26,463	$26,463
Weighted average interest rate			1.96%

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

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge foreign currency forecasted transactions related to certain operating expenses, denominated in Japanese Yen, the Euro, the Swedish Krona, the Indian Rupee and the British Pound. These derivatives are designated as cash flow hedges. At December 27, 2009, these forward foreign currency contracts had a notional principal amount of $6.4 million and fair value is insignificant. These contracts have maturities of less than 60 days.

Additionally, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona, Indian Rupee and the British Pound. These derivatives are not designated as hedges. At December 27, 2009, we held foreign currency forward contracts with a notional principal amount and fair value of $16.6 million and $0.4 million, respectively. These contracts have maturities of less than 45 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction gains and losses from operations, including the impact of hedging, were a loss of $0.1 million in the second quarter of fiscal 2010 and gain of $0.1 million in the second quarter of fiscal 2009. Foreign currency transaction gains and losses from operations, including the impact of hedging, were a loss of $0.2 million in the first six months of fiscal 2010 and gain of $0.6 million in the first six months of fiscal 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 as amended, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to reasonably assure that such information is accumulated and communicated to our management, including the Acting President and Chief Executive Officer, and Chief Financial Officer (“Acting CEO and CFO”), as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Acting CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Acting CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the Acting CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met and our Acting CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Extreme Networks have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our Acting CEO and CFO have concluded that our disclosure controls and procedures are, in fact, effective at the “reasonable assurance” level.

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

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009 and Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended September 27, 2009, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

On December 23, 2009, Extreme Networks, Inc. held its annual meeting of stockholders (the “Annual Meeting”). Four proposals were considered and approved by the stockholders. Approximately 89.4% percent of outstanding shares were represented at the meeting.

Proposal #1 Election of Directors Including Director Exceptions.

John H. Kispert, Edward B. Meyercord III, and Harry Silverglide, the directors nominated as Class II directors to hold office for a three-year term until the annual meeting of stockholders in 2012 and until their successors are elected and qualified or until their earlier resignation or removal, were each elected to our Board of Directors as Class II directors.

	For	% of Voted	Withheld	% of Voted
John H. Kispert	70,227,124	87.97%	9,604,432	12.03%
Edward B. Meyercord III	70,223,471	87.97%	9,608,085	12.03%
Harry Silverglide	69,222,378	86.72%	10,609,178	13.28%

Proposal #2 Appointment of the Company’s Independent Auditors.

Our stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending June 27, 2010.

	For	Against	Abstain	Broker Non-Votes
Votes	77,917,276	364,872	1,549,408	0
% of Voted	97.60%	0.45%	1.94%

Proposal #3 Approval of Voluntary Exchange Program.

Our stockholders approved a voluntary program that will permit eligible employees to exchange certain outstanding stock options that are “underwater” for a lesser number of shares of restricted stock units to be granted under the Extreme Networks, Inc. 2005 Equity Incentive Plan (the “2005 Plan”) and to exchange certain other stock options that are more substantially underwater for a cash payment.

	For	Against	Abstain	Broker Non-Votes
Votes	50,327,931	3,691,397	3,001,359	22,810,869
% of Voted	88.26%	6.47%	5.26%

Proposal #4 Amendment to 2005 Plan to Increase Shares.

Our stockholders approved an amendment to the 2005 Plan to increase by 4,000,000 the maximum number of shares of our common stock that may be issued under the 2005 Plan.

	For	Against	Abstain	Broker Non-Votes
Votes	41,858,302	15,069,598	92,788	22,810,868
% of Voted	73.40%	26.42%	0.16%

Item 5.	Other Information – None

Item 6.	Exhibits

(a) Exhibits:

31.1	Section 302 Certification of Acting Chief Executive Officer, and Chief Financial Officer

32.1	Section 906 Certification of Acting Chief Executive Officer, and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC. (Registrant)

/s/ BOB L. COREY
BOB L. COREY
Acting President and Chief Executive Officer Senior Vice President and Chief Financial Officer

February 3, 2010