Form 10-Q
period 2010-03-28
EXTREME NETWORKS INC
filed 2010-04-30
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at April 25, 2010 was 89,997,231.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 28, 2010

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 28, 2010	June 28, 2009
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$40,362	$46,195
Short-term investments	63,197	8,976
Accounts receivable, net	36,598	37,616
Inventories, net	23,638	12,380
Deferred income taxes	347	244
Prepaid expenses and other current assets, net	3,072	4,368

Total current assets	167,214	109,779
Property and equipment, net	43,457	44,229
Marketable securities	24,358	72,231
Other assets, net	15,333	13,736

Total assets	$250,362	$239,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,853	$12,771
Accrued compensation and benefits	11,941	12,320
Restructuring liabilities	3,242	3,559
Accrued warranty	3,326	3,170
Deferred revenue, net	30,697	30,058
Deferred revenue, net of cost of sales to distributors	14,465	9,821
Other accrued liabilities	14,228	14,666

Total current liabilities	96,752	86,365

Restructuring liabilities, less current portion	1,035	3,519
Deferred revenue, less current portion	6,922	7,425
Deferred income taxes	713	564
Other long-term liabilities	435	592

Commitments and contingencies (Note 3)		—

Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 129,328,008 issued at March 28, 2010 (128,425,140 June 28, 2009) and capital in excess of par value	129	128
Treasury stock, 39,625,305 shares at March 28, 2010 and June 28, 2009	(149,666)	(149,666)
Additional paid-in-capital	954,937	949,113
Accumulated other comprehensive income	1,677	1,323
Accumulated deficit	(662,572)	(659,388)

Total stockholders’ equity	144,505	141,510

Total liabilities and stockholders’ equity	$250,362	$239,975

(1)	The information in this column is derived from the Company’s consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended June 28, 2009.

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Net revenues:
Product	$63,197	$62,017	$178,425	$208,946
Service	15,000	15,185	45,478	45,330

Total net revenues	78,197	77,202	223,903	254,276

Cost of revenues:
Product	26,689	26,142	77,606	87,686
Service	6,169	6,642	18,417	22,049

Total cost of revenues	32,858	32,784	96,023	109,735

Gross profit:
Product	36,508	35,875	100,819	121,260
Service	8,831	8,543	27,061	23,281

Total gross profit	45,339	44,418	127,880	144,541

Operating expenses:
Sales and marketing	24,634	24,293	70,789	75,926
Research and development	11,277	13,928	37,309	44,457
General and administrative	6,135	6,967	19,890	22,818
Restructuring, net	371	2,092	4,004	2,092

Total operating expenses	42,417	47,280	131,992	145,293

Operating income (loss)	2,922	(2,862)	(4,112)	(752)
Interest income	408	672	1,118	2,965
Interest expense	(29)	(23)	(98)	(92)
Other income / (expense), net	160	411	(135)	1,727

Income (loss) before income taxes	3,461	(1,802)	(3,227)	3,848
Provision for income taxes	(215)	371	(42)	1,917

Net Income (Loss)	$3,676	$(2,173)	$(3,185)	$1,931

Basic and diluted net income per share:
Net income (loss) per share - basic	0.04	(0.02)	(0.04)	0.02
Net income (loss) per share - diluted	0.04	(0.02)	(0.04)	0.02
Shares used in per share calculation - basic	89,448	88,553	89,117	96,066
Shares used in per share calculation - diluted	89,696	88,553	89,117	96,139

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	March 28, 2010	March 29, 2009
Cash flows provided by (used in) operating activities:
Net (loss) income	$(3,185)	$1,931
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,304	4,200
Loss / (gain) on value of option to put securities	516	(4,616)
Mark to market, trading (gain) / loss on trading securities	(516)	4,616
Provision for doubtful accounts	—	232
Provision for excess and obsolete inventory	1,373	838
Deferred income taxes	48	124
Loss on retirement of assets	78	94
Stock-based compensation	4,571	2,630
Restructuring, net	4,004	2,092
Changes in operating assets and liabilities, net
Accounts receivable	1,017	17,304
Inventories	(12,626)	(9,651)
Prepaid expenses and other assets	(303)	(83)
Accounts payable	6,082	(1,506)
Accrued compensation and benefits	(378)	(7,323)
Restructuring liabilities	(6,677)	(2,693)
Accrued warranty	157	(1,630)
Deferred revenue, net	136	(515)
Deferred revenue, net of cost of sales to distributors	4,644	(1,693)
Other accrued liabilities	(189)	(8,350)

Net cash provided by (used in) operating activities	3,056	(3,999)

Cash flows (used in) provided by investing activities:
Capital expenditures	(3,610)	(4,150)
Purchases of investments	(41,103)	(33,645)
Proceeds from maturities of investments and marketable securities	22,551	28,164
Proceeds from sales of investments and marketable securities	12,150	81,354

Net cash (used in) provided by investing activities	(10,012)	71,723

Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	1,123	1,864
Repurchase of common stock, including expenses	—	(101,363)

Net cash provided by (used in) financing activities	1,123	(99,499)

Net decrease in cash and cash equivalents	(5,833)	(31,775)

Cash and cash equivalents at beginning of period	46,195	70,370
Cash and cash equivalents at end of period	$40,362	$38,595

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Extreme Networks, Inc. (referred to as the “Company” or “Extreme Networks”) included herein have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations. The condensed consolidated balance sheet at June 28, 2009 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009. The Company has evaluated all subsequent events through the date these interim financial statements were filed with the SEC.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and out of period share based compensation adjustments totaling $0.9 million that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at March 28, 2010. The results of operations for the three and nine months ended March 28, 2010 are not necessarily indicative of the results that may be expected for fiscal 2010 or any future periods.

Cash, Cash Equivalents, and Investments

Summary of Available-for-Sale Securities and Trading Securities

	March 28, 2010	June 28, 2009
Cash equivalent	$36,644	$43,367
Short-term investments	63,197	8,976
Marketable securities	24,358	72,231

Total available-for-sale and trading securities	$124,199	$124,574

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Available-for-Sale Securities

The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
March 28, 2010:
Money market funds	$36,644	$36,644	$—	$—
U.S. corporate debt securities	45,451	45,697	289	(42)
U.S. government agency securities	6,481	6,590	110	(2)

	$88,576	$88,931	$399	$(44)

Classified as:
Cash equivalents	$36,644	$36,644	$—	$—
Short-term investments	27,672	27,929	271	(14)
Marketable securities	24,260	24,358	128	(30)

	$88,576	$88,931	$399	(44)

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
June 28, 2009:
Money market funds	$35,367	$35,367	$—	$—
U.S. corporate debt securities	37,184	37,437	253	—
U.S. government agency securities	10,829	10,987	158	—

	$83,380	$83,791	$411	$—

Classified as:
Cash equivalents	$43,367	$43,367	$—	$—
Short-term investments	8,965	8,976	11	—
Marketable securities	31,048	31,448	400	—

	$83,380	$83,791	$411	$—

The amortized cost and estimated fair value of available-for-sale investments in debt securities at March 28, 2010, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$27,672	$27,929
Due in 1-2 years	19,016	19,115
Due in 2-5 years	5,244	5,234
Due in more than 5 years	—	—

Total investments in available for sale debt securities	$51,932	$52,287

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The Company records unrealized and realized gains and losses on the Company’s trading securities, net of tax, in other income (expense), net, in its statements of operations. Beginning in the second quarter of fiscal 2009, the Company classified its Auction Rate Securities as short-term investments trading. The ARS are held with UBS AG (“UBS”) and the Company accepted a Rights offer on November 7, 2008 (see discussions below). The ARS and Put Option (as defined below) represent a fair value of $35.3 million and are reflected in short-term investments trading as of March 28, 2010. The reclassification to short-term investment is made based on the Company’s intention to exercise the Put Option which first comes due in less than one year from the balance sheet date.

The following table presents the Company’s investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. corporate debt securities	$16,488	$(42)	$—	$—	$16,488	$(42)
U.S. government agency securities	1,000	(2)			1,000	(2)

	$17,488	$(44)	$—	$—	$17,488	$(44)

During the three and nine months ended March 28, 2010, realized gains or losses recognized on the sale of investments were not significant. The unrealized gains / (losses) on the Company’s investments were caused by interest rate fluctuations. Substantially all of the Company’s available-for-sale investments are investment grade government and corporate debt securities that have maturities of less than 3 years. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized costs.

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

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis:

March 28, 2010:	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Federal agency notes	$—	$6,590	$—	$6,590
Money market funds	36,644			36,644
Corporate notes/bonds		45,697		45,697
Auction rate securities			31,264	31,264
Put Option			4,004	4,004

Derivative instruments:
Foreign currency forward contracts		(258)		(258)

Total	$36,644	$52,029	$35,268	$123,941

June 28, 2009:	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Commercial paper	$—	$8,000	$—	$8,000
Federal agency notes		10,987		10,987
Money market funds	35,367			35,367
Corporate notes/bonds		29,437		29,437
Auction rate securities			36,263	36,263
Put Option			4,520	4,520

Derivative instruments:
Foreign currency forward contracts		(58)		(58)

Total	$35,367	$48,366	$40,783	$124,516

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets for the nine months ended March 28, 2010 (in thousands):

Auction Rate Securities
Balance as of June 28, 2009	$36,263
Change in interest accrued	35
Change in unrealized loss	516
Redemptions at par	(5,550)

Balance as of March 28, 2010	$31,264

Put Option
Balance as of June 28, 2009	$4,520
Loss on Put Option	(516)

Balance as of March 28, 2010	$4,004

Level 3 assets consist of ARS whose underlying assets are student loans which are substantially backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. These ARS are held by UBS, the Company’s investment provider. In November 2008, the Company accepted an offer (the “Right”) from UBS entitling the Company to sell at par value ARS originally purchased from UBS (approximately $40.5 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012. Although the Company expects to sell its ARS under the Right, if the Right is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy the Company’s ARS. The enforceability of the Right results in the creation of an asset akin to a Put Option (the Company has the right to “put” the ARS back to UBS at some specified date for a payment equal to the par value of the ARS). The Put Option is a free standing asset separate from the ARS. The Company has valued the ARS and Put Option using a discounted cash flow model based on Level 3 assumptions. The assumptions used in valuing the ARS and the Put Option include estimates of, based on data available as of March 28, 2010, interest rates, timing and amount of cash flows, credit and liquidity premiums, expected holding periods of the ARS and bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. The Company intends to exercise the Right from UBS on June 30, 2010 and as a result has classified these ARS as short-term investments as of March 28, 2010.

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

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The second tier of the distribution channel consists of a large number of third-party value-added resellers that sell directly to end-users. For product sales to value-added resellers, the Company does not grant return privileges, except for defective products during the warranty period, nor does the Company grant pricing credits. Accordingly, the Company recognizes revenue upon transfer of title and risk of loss to the value-added reseller, which is generally upon shipment. The Company reduces product revenue for cooperative marketing activities and certain price protection rights that may occur under contractual arrangements with its resellers. The Company provides an allowance for sales returns based on its historical returns, analysis of credit memo data and its return policies. The allowance for sales returns was $1.1 million and $0.9 million as of March 28, 2010 and June 28, 2009, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. The provision for returns is charged to net revenue in the accompanying consolidated statements of operations, and was zero and $0.3 million in the three months ended March 28, 2010 and the three months ended March 29, 2009, respectively. The provision for returns was $0.2 million and $0.1 million in the nine months ended March 28, 2010 and the nine months ended March 29, 2009, respectively. If the historical data that the Company uses to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenue. The Company estimates and adjusts this allowance at each balance sheet date.

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

Inventories, which are net of write-downs for excess and obsolete inventory of $4.9 million and $4.7 million at March 28, 2010 and June 28, 2009 respectively, consist of (in thousands):

	March 28, 2010	June 28, 2009
Raw materials	$1,641	$42
Finished goods	21,997	12,338

Total	$23,638	$12,380

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Deferred Revenue, Net

Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenue where the revenue recognition criteria have not been met related to sales by the Company to its resellers or directly to its end-customers. Product revenue includes shipments to end-users and value-add resellers. The following table summarizes deferred revenue, net at March 28, 2010 and June 28, 2009, respectively (in thousands):

	March 28, 2010	June 28, 2009
Deferred services	$36,861	$36,690
Deferred product
Deferred revenue	1,198	1,315
Deferred cost of sales	(440)	(522)

Deferred product revenue, net	758	793

Balance at end of period	37,619	37,483
Less: current portion	30,697	30,058

Non-current deferred revenue, net	$6,922	$7,425

The Company offers renewable support arrangements, including extended warranty contracts, to its customers that range generally from one to five years. Deferred support revenue is included within deferred revenue, net within the deferred services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Balance beginning of period	$37,578	$37,931	$36,196	$38,778
New support arrangements	13,637	13,496	43,689	40,969
Recognition of support revenue	(14,534)	(13,709)	(43,204)	(42,029)

Balance end of period	36,681	37,718	36,681	37,718
Less current portion	29,759	30,114	29,759	30,114

Non-current deferred revenue	$6,922	$7,604	$6,922	$7,604

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

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes deferred revenue, net of cost of sales to distributors at March 28, 2010 and June 28, 2009, respectively (in thousands):

	March 28, 2010	June 28, 2009
Deferred revenue	$19,515	$13,644
Deferred cost of Sales	(5,050)	(3,823)

Total deferred revenue, net of cost of sales to distributors	$14,465	$9,821

Guarantees and Product Warranties

The Company has standard product warranty liability. Upon issuance of the warranty, the Company discloses and recognizes a liability for the fair value of the obligation under the warranty. The following table summarizes the activity related to the Company’s product warranty liability (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Balance beginning of period	$3,229	$3,516	$3,170	$4,824
New warranties issued	1,778	1,263	4,816	5,486
Warranty expenditures	(1,681)	(1,586)	(5,223)	(5,027)
Change in estimates	—	—	563	(2,090)

Balance end of period	$3,326	$3,193	$3,326	$3,193

The Company’s standard hardware warranty period is typically 12 months from the date of shipment to end-users. For certain access products, the Company offers a lifetime hardware warranty commencing on the date of shipment from the Company and ending five years following the Company’s announcement of the end of sale of such product. Upon shipment of products to the Company’s customers, the Company estimates expenses for the cost to repair or replace products that may be returned under warranty and accrues a liability in cost of product revenue for this amount. The determination of the Company’s warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. The Company estimates and adjusts these accruals at each balance sheet date in accordance with changes in these factors. For the nine months ended March 28, 2010, the Company recorded $0.6 million for a change in estimate resulting from losses identified related to a failure in one of its products. In the three months ended March 28, 2010, the Company recovered in a settlement all estimated costs related to this issue from its outside design manufacturer.

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

In February 2010, the FASB issued a new accounting standards update that eliminated the requirement for an entity that is an SEC filer to disclose the date through which subsequent events have been evaluated in its financial statement disclosures. This new accounting standards update is effective upon release. The adoption of the new accounting standards update did not have a material impact on the Company’s consolidated results of operations, financial condition or financial disclosures.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In January 2010, the FASB issued a new accounting standards update for fair value measurements and disclosures. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 and describe the reasons for the transfers. A reporting entity should separately disclose information about purchases, sales, issuances and settlements for Level 3 reconciliation disclosures. The new disclosures and clarifications of existing disclosures are effective for financial statements issued interim or annual financial periods ending after December 15, 2009, with the exception for the reconciliation disclosures for Level 3, which are effective for financial statements issued interim or annual financial periods ending after December 15, 2010. The adoption of the new accounting standards update did not have a material impact on the Company’s consolidated results of operations, financial condition or financial disclosures.

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

2. Share-Based Compensation

Share-Based Compensation

Share-based compensation recognized in the condensed consolidated financial statements by line item caption is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Cost of product revenue	$128	$93	$343	$109
Cost of service revenue	140	79	361	173
Sales and marketing	413	420	1,392	923
Research and development	338	387	1,324	848
General and administrative	393	255	1,151	578

Total share-based compensation expense	1,412	1,234	4,571	2,631
Share-based compensation cost capitalized in inventory	(4)	3	4	(4)

Total share-based compensation cost	$1,408	$1,237	$4,575	$2,627

The weighted-average grant-date per share fair value of options granted in the third quarter of fiscal 2010 and 2009 were $1.21 and $0.53, respectively. The weighted-average estimated per share fair value of shares purchased under the Company’s 1999 Employee Stock Purchase Plan (“ESPP”) in the third quarter of fiscal 2010 and 2009 were $0.69 and $0.63, respectively.

The weighted-average grant-date per share fair values of options granted in the first nine months of fiscal 2010 and 2009 were $0.91 and $0.54, respectively. The weighted-average estimated per share fair values of shares purchased under ESPP in the first nine months of fiscal 2010 and 2009 were $0.67 and $0.68, respectively.

The Company uses the straight-line method for expense attribution, and the Company estimates forfeitures and only recognizes expense for those shares expected to vest. The Company’s estimated forfeiture rate in the third quarter of fiscal 2010 based on the Company’s historical forfeiture experience is approximately 9%.

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

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

	Stock Option Plans				Employee Stock Purchase Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Expected life	3.0 yrs	2.5 yrs	3.0 yrs	2.5 yrs	0.25 yrs	0.25 yrs	0.25 yrs	0.25 yrs
Risk-free interest rate	1.4%	1.7%	1.4%	1.4%	0.2%	0.3%	0.2%	0.9%
Volatility	67%	46%	59%	41%	62%	95%	75%	74%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

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

Adjustments to Share-Based Compensation Expense During the Nine Months Ended March 28, 2010

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

Management has determined that the impact of this error is not material to the previously issued annual and interim financial statements. Accordingly, the unaudited condensed consolidated financial statements for the nine months ended March 28, 2010 include the cumulative adjustment to increase stock-based compensation expense by $0.9 million (or $0.01 per share) to correct these errors. The Company does not believe the correction of these errors is material to the condensed consolidated financial statements for the nine months ended March 28, 2010 and does not believe that it will be material to the annual consolidated financial statements for the fiscal year ending June 27, 2010.

3. Commitments, Contingencies and Leases

Line of Credit

The Company had a revolving line of credit for $10.0 million with a major lending institution which expired on January 22, 2010. The Company at its own discretion made a decision to not renew this line of credit.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of March 28, 2010, the Company had outstanding letters of credit totaling $0.2 million secured by cash. These letters of credit are primarily issued in lieu of making cash deposits with third parties.

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

Purchase Commitments

The Company currently has arrangements with three contract manufacturers and other suppliers for the manufacture of the Company’s products. The Company’s arrangements allow it to procure long lead-time component inventory on the Company’s behalf based upon a rolling production forecast provided by us. The Company is obligated for the purchase of long lead-time component inventory that the Company’s contract manufacturers procure in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of March 28, 2010, the Company had non-cancelable commitments to purchase approximately $48.9 million of such inventory.

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

On August 22, 2008, Kathleen Wheatley, an individual identifying herself as one of the Company’s shareholders, filed a motion for the Court to reconsider its ruling on August 12, 2008 granting the Company’s motion to dismiss. In response, the Company asked the Court to reject Ms. Wheatley’s motion on various grounds, including that Ms. Wheatley is not a party to this derivative action. The Court has not yet ruled on Ms. Wheatley’s motion. On September 4, 2008, Ms. Wheatley filed both a motion to intervene in the derivative action and a third amended complaint, which differs little from the first amended complaint. The third amended complaint continues to allege that various of the Company’s current and former directors and officers breached their fiduciary duties and other obligations to the Company and violated state and federal securities laws in connection with the Company’s historical grants of stock options. The Company is named as a nominal defendant in the action, but the Company has customary indemnification agreements with the named defendants. On behalf of the Company, Ms. Wheatley seeks unspecified monetary and other relief against the named defendants. The Court has granted Ms. Wheatley’s motion to intervene. On October 16, 2008, The Company, as nominal defendant, moved to dismiss the third amended complaint. On November 17, 2009, the Court denied Company’s motion to dismiss the third amended complaint, and on December 3, 3009, the Company filed a motion for reconsideration or in the alternative, a motion to certify the Order denying the Motion to Dismiss for immediate appeal. On December 30, 2009, the Court issued an Order granting the Company leave to file the motion for reconsideration and will rule on the Company’s alternative motion to certify the Order for appeal if it denies the motion for reconsideration. On April 2, 2010, the Court denied the Company’s Motion for Reconsideration and for Stay of Action and Certification and Appeal. The Company intends to continue to defend the derivative action vigorously, but due to the uncertainty of litigation, the Company cannot predict the ultimate outcome of this matter at this time.

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

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

4. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Net income (loss)	$3,676	$(2,173)	$(3,185)	$1,931
Other comprehensive (loss) income:
Change in unrealized gain on investments:
Net unrealized (loss) gain on ARS recorded to other	—	(1)	—	2,517
Net unrealized (loss) gain on other investments	(167)	(329)	(56)	269

Net unrealized (loss) gain on investments	(167)	(330)	(56)	2,786
Foreign currency translation adjustments
Beginning balance	1,602	999	912	2,025
Ending balance	1,322	226	1,322	226

Foreign currency translation adjustments change	(280)	(773)	410	(1,799)
Total comprehensive income (loss)	$3,229	$(3,276)	$(2,831)	$2,918

Accumulated Other Comprehensive Income

The following are the components of accumulated other comprehensive income, net of tax (in thousands):

	March 28, 2010	June 28, 2009
Accumulated unrealized gain on investments	$355	$411
Accumulated foreign currency translation adjustments	1,322	912

Accumulated other comprehensive income	$1,677	$1,323

5. Income Taxes

The Company recorded an income tax benefit of $0.2 million and income tax expense of $0.4 million for the third quarter of fiscal 2010 and third quarter of fiscal 2009, respectively. The reduction in tax expense is related to a $0.8 million release of a foreign tax reserve. The income tax provision for the three months ended March 28, 2010 and March 29, 2009 consisted primarily of taxes on foreign income, state income tax and the U.S Federal alternative minimum tax. The income tax provisions for both quarters were calculated based on the results of operations for the three months ended March 28, 2010 and March 29, 2009, and may not reflect the annual effective rate. Since the Company has net operating loss carry forwards to offset U.S. taxable income, the Company is not using an annual effective tax rate to apply to the taxable income for the quarter.

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

The Company has established a full valuation allowance for the Company’s U.S. net deferred tax assets. The valuation allowance was calculated by assessing both negative and positive evidence when measuring the need for a valuation allowance. Evidence, such as recent quarterly losses and the challenge of forecasting financials in this economic environment, was given more weight than recent cumulative profits. Accordingly, we believe that there is sufficient negative evidence to require a full valuation allowance against our U.S federal and state net deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of the Company’s U.S. deferred tax assets.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company had unrecognized tax benefits of approximately $22.8 million as of March 28, 2010. The future impact of the unrecognized tax benefit of $22.8 million, if recognized, is as follows: approximately $1.3 million would affect the effective tax rate, and approximately $21.5 million would result in adjustments to deferred tax assets and corresponding adjustment to the valuation allowance. It is reasonably possible that the amount of unrealized tax benefits including accrued interest could decrease by approximately $0.6 million during the next 12 months due to the expiration of the statue of limitations in certain foreign jurisdictions.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Condensed Consolidated Statement of Operations and totaled approximately $19,000 for the quarter ended March 28, 2010. Accrued interest and penalties were approximately $0.4 million and $0.5 million as of March 28, 2010 and March 29, 2009, respectively.

In general, the Company’s U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 2007 forward, the Company’s state income tax returns are subject to examination for fiscal years 2006 forward, and the Company’s Netherlands income tax returns are subject to examination for fiscal years 2004 forward.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Net income (loss)	$3,676	$(2,173)	$(3,185)	$1,931

Weighted-average shares used in per share calculation – basic	89,448	88,553	89,117	96,066
Incremental shares using the treasury stock method:
Stock options	237	—	—	18
Unvested restricted awards	11	—	—	55

Weighted -average share used in per share calculation – diluted	89,696	88,553	89,117	96,139

Net income (loss) per share – basic	$0.04	$(0.02)	$(0.04)	$0.02
Net income (loss) per share – diluted	$0.04	$(0.02)	$(0.04)	$0.02

The following table sets forth weighted stock options outstanding that are not included in the diluted net income per share calculation above because to do so would be antidilutive for the periods (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Stock options outstanding:
In-the-money options	—	13	2,324	—
Out-of-the-money options	11,715	18,766	13,574	18,363

Total potential shares of common stock excluded from the computation of earnings per share	11,715	18,779	15,898	18,363

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Weighted stock options outstanding with an exercise price lower than the Company’s average stock price for the periods presented (“in-the-money options”) are excluded from the calculation of diluted net loss per share in the three months ended March 29, 2009 and nine months ended March 28, 2010 since the effect of including them would have been anti-dilutive due to the net loss position of the Company during the periods presented.

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

As of March 28, 2010, restructuring liabilities were $4.3 million and consisted of obligations associated with the Company’s excess facilities under operating leases and termination benefits related to the reduction in the Company’s workforce which occurred in the second quarter of fiscal 2010. Excess facilities were identified in the prior years from fiscal 2004 through 2009 and the Company has remaining obligations associated with these facilities. During the third quarter of fiscal 2010, the Company paid termination benefits related to the reduction in force which occurred in the second quarter of fiscal 2010. Actual payments were higher than the estimated amount therefore the Company accrued an additional $0.2 million in the third quarter of fiscal 2010. In addition, the Company had an increase in operating expenses related to one of its restructured facilities and recognized an additional $0.2 million of expense in the third quarter of fiscal 2010.

Activity with respect to restructuring liabilities is as follows (in thousands):

	Excess Facilities	Asset Impairment	Contract Termination	Severance	Acceleration of Stock Awards	Total
Balance June 28, 2009	$6,337	$—	$—	$741	$—	$7,078
Period charges	232	449	77	3,763	126	$4,647
Period reversals	(529)	—	—	(110)	—	$(639)
Write-off	—	(65)	—	—	(126)	$(191)
Period payments	(2,184)	(384)	(77)	(3,973)	—	$(6,618)

Balance March 28, 2010	3,856	—	—	421	—	4,277
Less: current portion	2,821	—	—	421	—	3,242

Restructuring liabilities at March 28, 2010, less current portion	$1,035	$—	$—	$—	$—	$1,035

8. Foreign Exchange Forward Contracts

The Company records all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings. The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona, the Indian Rupee and the British Pound. These derivatives do not qualify as hedges. At March 28, 2010, these forward foreign currency contracts had a notional principal amount of $21.8 million and fair value was $0.3 million. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

The Company does not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction gains and losses from operations were a loss of $0.1 million in both third quarters of fiscal 2010 and fiscal 2009. Foreign currency transaction gains and losses from operations were a loss of $0.3 million in the first nine months of fiscal 2010 and gain of $0.6 million in the first nine months of fiscal 2009.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Information regarding geographic areas is as follows (in thousands):

	Three months ended March 28, 2010		Three months ended March 29, 2009		Nine months ended March 28, 2010		Nine months ended March 29, 2009
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net Revenue:
North America	$32,581	41.67%	$26,938	34.89%	$86,937	38.83%	$96,039	37.77%
EMEA	31,055	39.71%	38,464	49.82%	96,954	43.30%	122,235	48.07%
APAC	14,561	18.62%	11,800	15.29%	40,012	17.87%	36,002	14.16%

Total net revenue	$78,197	100.00%	$77,202	100.00%	$223,903	100.00%	$254,276	100.00%

Only one customer, Tech Data, accounted for greater than 10% of the Company’s revenue in the third quarter of fiscal 2010. Two customers, Tech Data and Westcon, accounted for greater than 10% of the Company’s revenue in the third quarter of fiscal 2009.

Tech Data was also the Company’s only customer to account for greater than 10% of the Company’s revenue in the first nine months of fiscal 2010. Two customers, Tech Data and Ericsson AB, accounted for greater than 10% of the Company’s revenue in the first nine months of fiscal 2009.

Substantially all of the Company’s assets were attributable to North America operations at March 28, 2010 and March 29, 2009.

10. Employee Stock Option Exchange Program

On December 23, 2009, the Company’s stockholders approved a voluntary program (“Exchange Program”) that permitted eligible employees to exchange certain outstanding stock options that were “underwater” for a lesser number of shares of restricted stock units to be granted under the Extreme Networks, Inc. 2005 Equity Incentive Plan (the “2005 Plan”) and to exchange certain other stock options that are more substantially underwater for a cash payment. The Exchange Program was open to all of the Company’s United States employees, except for members of its Board of Directors and its executive officers. The Exchange Program commenced on February 4, 2010 and ended March 4, 2010. On March 5, 2010, the Company cancelled a total of 3,058,761 tendered stock options, issued a total of 569,189 replacement restricted stock units under the 2005 Plan, and incurred a cash outlay of $8,769 which was paid out at the end of March 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly, our expectations regarding results of operations, the general economic environment, our ability to expand our market penetration, our ability to expand our distribution channels, customer acceptance of our products, our ability to meet the expectations of our customers, product demand and revenue, cash flows, product gross profits, our expectations to continue to develop new products and enhance existing products, our expectations regarding the amount of our research and development expenses, our expectations relating to our selling, general and administrative expenses, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expectations concerning the availability of products from suppliers and contract manufacturers, anticipated product costs and sales prices, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding the rationalization of our workforce and facilities, and our expectations regarding materials and inventory management. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Quarterly Report on Form 10-Q for the first and second quarters of fiscal 2010, our Annual Report on Form 10-K for the fiscal year ended June 28, 2009, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development of new technology and products; customer response to our new technology and products; the timing of any recovery in the global economy; risks related to pending or future litigation; and a dependency on third parties for certain components and for the manufacturing of our products.

Business Overview

We develop and sell network infrastructure equipment and offer related services contracts for extended warranty and maintenance to our enterprise, data center and metropolitan telecommunications service provider customers. Substantially all of our revenue is derived from the sale of our networking equipment and related service contracts. In the three months ended March 28, 2010, our revenue increased $1.0 million, gross profit increased $1.0 million, operating profit increased $5.8 million and net income increased $5.8 million as compared to the three months ended March 29, 2009. In the nine months ended March 28, 2010, our revenue decreased $30.4 million, gross profit decreased $16.7 million, operating loss increased $3.4 million and net loss increased $5.1 million as compared to the nine months ended March 29, 2009.

We believe that considering the following key developments will assist investors in understanding our operating results for the three and nine months ended March 28, 2010.

Supply Chain Constraints

We use our forecast of expected demand to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. In the fourth quarter of fiscal 2009, customer orders exceeded our forecast, especially with respect to certain products. In addition, our contract manufacturers and their component suppliers had significantly reduced their capacity due to the world-wide economic slowdown, and therefore lead times significantly increased during the first fiscal quarter across our supply chain as our contract manufacturers and their component suppliers struggled to meet increasing demands. As a result, we were unable to deliver products based on customer requests. This adversely affected our revenue and sales for the first quarter of fiscal 2010 since we were unable to deliver products in that quarter in a timely manner and certain customers cancelled orders or chose other vendors based on product availability. We have made substantial progress with our suppliers to improve timely delivery of our products to meet customers’ demands in the second and third quarters of fiscal 2010. We continue to work to manage our forecast and supply chain in light of our customers’ demands as accurately as possible. As a result of improvements in the supply change, cost controls and increased revenue, our financial results improved from the second quarter to the third quarter of fiscal 2010.

Impact of the Global Economic Developments

In addition to issues with our supply chain, we believe that the credit market crisis, global recession and other challenges affecting economic conditions in the United States and other parts of the world were the significant drivers of our financial performance during the first nine months of fiscal 2010. Sales in the United States and some European countries were most impacted as a result of the weak U.S. economy and the global credit crisis in the financial market, while sales in Asia were only minimally impacted by global economic developments and grew during the period. We believe that limited access to credit, conservative purchasing patterns and delays or cancellation of IT infrastructure plans in the face of continued uncertainty regarding the global economy, may continue to negatively impact overall demand for networking solutions, including Ethernet equipment.

We have taken and plan to continue to take other steps to manage our business in the current economic environment. For example, we have managed from time to time our contingent work force, scheduled shutdown weeks, reduced travel and other discretionary spending, and controlled all hiring activities.

Increasing Demand for Bandwidth

We believe that the continued increase in demand for bandwidth will over time drive future demand for high performance Ethernet solutions. Wide-spread adoption of electronic communications in all aspects of our lives, proliferation of next generation converged mobile devices and deployment of triple-play services to residences and businesses alike, continues to generate demand for greater network performance across broader geographic locations. In parallel to these transformational forces within society and the community at large, the accelerating adoption of internet and intranet “cloud” solutions within business enterprises is enabling organizations to offer greater business scalability to improve efficiency and through more effective operations, improve profitability. In order to realize the benefits of these developments, customers require additional bandwidth and high performance from their network infrastructure at affordable prices. As the economy continues its paced recovery, we are already seeing the initial indications that the Ethernet segment of the networking equipment market will return to growth as enterprise, data center and carrier customers continue to recognize the performance and operating cost benefits of Ethernet technology.

Expanding Product Portfolio

We believe that continued success in our marketplace is dependent upon a variety of factors that includes, but is not limited to, our ability to design, develop and distribute new and enhanced products employing leading-edge technology. During the third quarter of fiscal 2010, we further extended our Ethernet product portfolio through the addition of the Summit X480 family of products targeted at Data Center customers, a further set of modules for the BlackDiamond 8900 family and the next release of the ExtremeXOS modular operating system, release 12.4.1. All of these products were announced and were available for shipment in the quarter.

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

Restructuring

During the third quarter of fiscal 2010, we paid termination benefits related to the reduction in our workforce which occurred in the second quarter of fiscal 2010. Actual payments were higher than the estimated amount therefore we accrued an additional $0.2 million in the third quarter of fiscal 2010. In addition, we had an increase in operating expenses related to one of our restructured facilities and recognized an additional $0.2 million of expense in the third quarter of fiscal 2010.

As a result of the reduction in force in the second quarter of fiscal 2010, operating expenses significantly decreased for the three and nine months ended March 28, 2010 as compared to the three and nine months ended March 29, 2009, as discussed further below.

Results of Operations

During the third quarter of fiscal 2010, we experienced the following results:

•	Net revenue of $78.2 million, compared to net revenue of $77.2 million in the third quarter of fiscal 2009.

•	Total gross profit of 58.0% of net revenue, compared to 57.5% in the third quarter of fiscal 2009.

•	Operating income of $2.9 million compared to operating loss of $2.9 million in the third quarter of fiscal 2009.

•	Net income of $3.7 million, compared to net loss of $2.2 million in the third quarter of fiscal 2009.

During the nine months ended March 28, 2010, we experienced the following results:

•	Net revenue of $223.9 million, compared to net revenue of $254.3 million for the nine months ended March 29, 2009.

•	Total gross profit of 57.1% of net revenue, compared to total gross profit of 56.8% of net revenue for the nine months ended March 29, 2009.

•	Operating loss of $4.1 million compared to operating loss of $0.8 million for the nine months ended March 29, 2009.

•	Net loss of $3.2 million, compared to net income of $1.9 million for the nine months ended March 29, 2009.

•

Operating cash flow was $3.1 million positive for the nine months ending March 28, 2010. Cash and cash equivalents, short-term investments and marketable securities increased by $0.5 million in the nine months ended March 28, 2010 to $127.9 million, primarily as a result of cash flow from operations for the nine months ended March 28, 2010.

Net Revenue

The following table presents net product and service revenue for the three month and nine month period ended March 28, 2010 and March 29, 2009, respectively (dollars in thousands):

	Three months ended March 28, 2010		Three months ended March 29, 2009		Nine months ended March 28, 2010		Nine months ended March 29, 2009
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net Revenue:
Product	$63,197	80.82%	$62,017	80.33%	$178,425	79.69%	$208,946	82.17%
Service	15,000	19.18%	15,185	19.67%	45,478	20.31%	45,330	17.83%

Total net revenue	$78,197	100.00%	$77,202	100.00%	$223,903	100.00%	$254,276	100.00%

Net revenue was $78.2 million in the third quarter of fiscal 2010 and $77.2 million in the third quarter of fiscal 2009, representing an increase of $1.0 million or 1% in the third quarter of fiscal 2010 from the third quarter of fiscal 2009. The increase was primarily due to stronger sales in the U.S. due to higher than average deal size and increased revenue in Mexico.

Net revenue for the first nine months of fiscal 2010 was $223.9 million, which was a decrease of $30.4 million or 12% from net revenue of $254.3 million in the first nine months of fiscal 2009. The decrease was primarily due to lower sales driven by supply constraints in the first quarter of fiscal 2010 and competitive pricing.

Product revenue was $63.2 million for the third quarter of fiscal 2010 compared to $62.0 million for the third quarter of fiscal 2009, an increase of $1.2 million, or 2%. Product revenue was $178.4 million for the first nine months of fiscal 2010, compared to $208.9 million for the first nine months of fiscal 2009, a decrease of $30.5 million or 15%.

Service revenue was effectively even from the three and nine months ended March 28, 2010 as compared to the three and nine months ended March 29, 2009.

We operate in three regions: North America, which includes the United States, Canada and Central America; EMEA, which includes Europe, Middle East, Africa and South America; and APAC which includes Asia Pacific and Japan. The following table presents the total net revenue geographically for the three and nine months period ended March 28, 2010 and March 29, 2009 (dollars in thousands):

	Three months ended March 28, 2010		Three months ended March 29, 2009		Nine months ended March 28, 2010		Nine months ended March 29, 2009
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net Revenue:
North America	$32,581	41.67%	$26,938	34.89%	$86,937	38.83%	$96,039	37.77%
EMEA	31,055	39.71%	38,464	49.82%	96,954	43.30%	122,235	48.07%
APAC	14,561	18.62%	11,800	15.29%	40,012	17.87%	36,002	14.16%

Total net revenue	$78,197	100.00%	$77,202	100.00%	$223,903	100.00%	$254,276	100.00%

In the third quarter of fiscal 2010, North America revenue was $32.6 million, an increase of $5.6 million, or 21% from the third quarter of fiscal 2009. Product revenue increased $6.2 million or 35% and service revenue decreased $0.6 million or 7% compared to a year ago quarter. The increase in the North America revenue compared to the third quarter of fiscal 2009 was primarily due to an improving economy in the U.S., stronger sales in the U.S. due to higher than average deal size, increased revenue in Mexico and increased sales volume of our stackable switches.

In the first nine months of fiscal 2010, North America revenue was $86.9 million which represented a decrease of $9.1 million or 10% from the first nine months of fiscal 2009. Product revenue decreased $8.8 million or 13% and service revenue decreased $0.3 million or 1% from the first nine months of fiscal 2009. The decrease in the North America revenue compared to the first nine months of fiscal 2009 was primarily due to supply chain constraints in the first quarter of fiscal 2010.

In the third quarter of fiscal 2010, EMEA revenue was $31.1 million, a decrease of $7.4 million, or 19%, from the third quarter of fiscal 2009. Product revenue decreased $7.5 million or 22% and service revenue increased $0.1 million or 3% compared to a year ago quarter. In the first nine months of fiscal 2010, EMEA revenue was $97.0 million which represented a decrease of $25.3 million or 21% from the first nine months of fiscal 2009. Product revenue decreased $25.9 million or 24% and service revenue increased $0.7 million or 5% from the first nine months of fiscal 2009. The decrease in EMEA revenue compared to the third quarter of fiscal 2009 and the first nine months of fiscal 2009 was primarily due to a weaker European economy and lower sales of our metro chassis product family to service provider customers primarily in Eastern Europe.

In the third quarter of fiscal 2010, APAC revenue was $14.6 million, an increase of $2.8 million or 23% from the third quarter of fiscal 2009. Product revenue increased $2.5 million or 24% and service revenue increased $0.3 million or 22% compared to a year ago quarter. In the first nine months of fiscal 2010, APAC revenue was $40.0 million which represented an increase of $4.0 million or 11% from the first nine months of fiscal 2009. Product revenue increased $4.3 million or 14% and service revenue decreased $0.3 million or 7%. The increase in APAC revenue compared to the third quarter of fiscal 2009 and the first nine months of fiscal 2009 was primarily due to increased sales in Japan and China.

The level of sales to any one customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. Tech Data accounted for 12.3% of our revenue in the third quarter of fiscal 2010. Tech Data and Westcon accounted for 11.0% and 10.3%, respectively, of our revenue in the third quarter of fiscal 2009.

Tech Data accounted for 12.0% of our revenue in the first nine months of fiscal 2010. Tech Data and Ericsson AB accounted for 10.3% and 10.0% of our revenue in the first nine months of fiscal 2009.

Cost of Revenue and Gross Profit

The following table presents the gross profit on product and service revenue and the gross profit percentage of product and service revenue for the three and nine months ended March 28, 2010 and March 29, 2009, respectively (dollars in thousands):

	Three months ended March 28, 2010		Three months ended March 29, 2009		Nine months ended March 28, 2010		Nine months ended March 29, 2009
	$	Gross Margin %	$	Gross Margin %	$	Gross Margin %	$	Gross Margin %
Gross profit:
Product	$36,508	57.77%	$35,875	57.85%	$100,819	56.50%	$121,260	58.03%
Service	8,831	58.87%	8,543	56.26%	27,061	59.50%	23,281	51.36%

Total gross profit	$45,339	57.98%	$44,418	57.53%	$127,880	57.11%	$144,541	56.84%

Gross profit was $45.3 million in the third quarter of fiscal 2010, an increase of $0.9 million or 2% as compared to $44.4 million in the third quarter of fiscal 2009.

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

Product gross profit in the third quarter of fiscal 2010 was $36.5 million, representing an increase of $0.6 million or 2% from the third quarter of fiscal 2009. As a percentage of revenue, product gross margin was even. The increase in product gross profit was primarily driven by $1.1 million recovery of warranty expense incurred in the prior period from our outside design manufacturer and $0.6 million increase in sales volume, offset by $1.1 million decrease due to mix and competition.

Product gross profit for the first nine months of fiscal 2010 was $100.8 million, a decrease of $20.5 million or 17% from $121.3 million in the first nine months of fiscal 2009. As a percentage of revenue, product gross margin decreased one and a half percentage points. The decrease in product gross profit was primarily driven by $17.7 million decrease in sales volume driven by supply chain constraints in the first quarter of fiscal 2010 and $3.9 million decrease due to mix and competition, offset by $1.1 million recovery of warranty expense incurred in the prior period from our outside design manufacturer.

Our cost of service revenue consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross profit was $8.8 million in the third quarter of fiscal 2010, an increase of $0.3 million or 3% from $8.5 million in the third quarter of fiscal 2009. The increase in service gross profit in the third quarter of fiscal 2010 was primarily due to cost savings in professional services.

Service gross profit was $27.1 million for the first nine months of fiscal 2010, an increase of $3.8 million or 16% from $23.3 million in the first nine months of fiscal 2009. The increase in service gross profit was primarily due to lower return material authorization costs of $2.3 million and cost savings in professional services of $1.6 million.

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses increased to $24.6 million for the third quarter of fiscal 2010 from $24.3 million for the third quarter of fiscal 2009, an increase of $0.3 million, or 1%. This increase was primarily driven by $1.0 million of higher commission expense due to higher sales volume and commission accelerators and higher travel expense of $0.3 million, offset by lower salary and benefits of $0.8 million due to lower headcount.

Sales and marketing expenses decreased to $70.8 million for the first nine months of fiscal 2010 from $75.9 million for the first nine months of fiscal 2009, a decrease of $5.1 million or 7%. The decrease was primarily due to lower salary and benefits of $1.9 million due to lower headcount, $1.0 million of lower commission expense due to lower sales volume, $0.9 million of favorable foreign exchange impact, lower occupancy cost of $0.5 million due to consolidation of sales offices worldwide and lower general sales and marketing expense of $0.8 million.

Research and Development Expenses

Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products. Research and development expenses decreased to $11.3 million for the third quarter of fiscal 2010 from $13.9 million for the third quarter of fiscal 2009, a decrease of $2.6 million or 19%. The decrease was due to lower salary and benefits of $2.1 million due to lower headcount and lower project spending and equipment costs of $0.3 million.

Research and development expenses decreased to $37.3 million for the first nine months of fiscal 2010 from $44.5 million for the first nine months of fiscal 2009, a decrease of $7.2 million or 16%. The decrease was primarily due to lower salary and benefits of $4.7 million due to lower headcount and lower spending of $2.6 million on engineering projects.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, legal fees, professional fees and other general corporate expenses. General and administrative expenses decreased to $6.1 million for the third quarter of fiscal 2010 from $7.0 million for the third quarter of fiscal 2009, a decrease of $0.9 million, or 12%. This decrease was primarily due to lower salary and benefits of $0.7 million due to lower headcount and $0.7 million of lower professional fees in litigation and financial consulting, offset by $0.4 million increase in share based compensation and general expenses.

General and administrative expenses decreased to $19.9 million for the first nine months of fiscal 2010 from $22.8 million for the first nine months of fiscal 2009, a decrease of $2.9 million or 13%. The decrease was primarily due to $2.8 million of lower professional fees in litigation and financial consulting and lower salary and benefits of $0.9 million due to lower headcount, offset by $0.6 million increase in share based compensation.

Restructuring, Net

During the third quarter of fiscal 2010, we paid termination benefits related to the reduction in our workforce which occurred in the second quarter of fiscal 2010. Actual payments were higher than the estimated amount therefore we accrued an additional $0.2 million in the third quarter of fiscal 2010. In addition, we had an increase in operating expenses related to one of our restructured facilities and recognized an additional $0.2 million of expense in the third quarter of fiscal 2010.

Adjustments to Share Based Compensation Expense During the Nine Months Ended March 28, 2010

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

Management has determined that the impact of this error is not material to the previously issued annual and interim financial statements. Accordingly, the unaudited condensed consolidated financial statements for the nine months ended March 28, 2010 include the cumulative adjustment to increase stock-based compensation expense by $0.9 million (or $0.01 per share) to correct these errors. We do not believe the correction of these errors is material to the condensed consolidated financial statements for the nine months ended March 28, 2010 and do not believe that it will be material to the annual consolidated financial statements for the fiscal year ending June 27, 2010.

Interest Income

Interest income was $0.4 million in the third quarter of fiscal 2010 as compared to $0.7 million in the third quarter of fiscal 2009, a decrease of $0.3 million. The decrease was due to lower interest rates earned on investments. Average interest yield in the third quarter of fiscal 2010 was 1.7% as compared to 2.6% in third quarter of fiscal 2009.

Interest Expense

Interest expense in the third quarter of fiscal 2010 and third quarter of fiscal 2009 was immaterial and was primarily related to interest amortization of technology agreements.

Other Income / (Expense), Net

Other income (expense) net, was income of $0.2 million in the third quarter of fiscal 2010 as compared to income of $0.4 million in the third fiscal quarter of 2009, a decrease in income of $0.2 million. The decrease in income in other income (expense), net was primarily due to foreign exchange related gains and losses. Foreign exchange related gains and losses primarily include, (1) re-measurement of the foreign currency denominated assets and liabilities and (2) realized and un-realized gains and losses on foreign exchange forward contracts related to the foreign currency denominated assets and liabilities. Foreign exchange gain was $0.1 million in the third quarter of fiscal 2010 as compared to a gain of $0.4 million in the third quarter of fiscal 2009.

Other income (expense), net for the nine months ended March 28, 2010 also includes an unrealized loss of $4.0 million on our Auction Rate Securities offset by $4.0 million gain in fair value of the Put Option related to our acceptance of the UBS Rights offer to repurchase our ARS in the third quarter of fiscal 2009.

Provision for Income Taxes

We recorded an income tax benefit of $0.2 million and an income tax expense of $0.4 million for the third quarter of fiscal 2010 and the third quarter of fiscal 2009, respectively. The reduction in tax expense is related to a $0.8 million release of a foreign tax reserve. The income tax provisions for the three months ended March 28, 2010 and March 29, 2009 consisted primarily of taxes on foreign income, state income tax and the U.S. Federal alternative minimum tax. The income tax provisions for both quarters were calculated based on the results of operations for the three month periods ended March 28, 2010 and March 29, 2009, and may not reflect the annual effective rate. Since we have net operating loss carry forwards to offset U.S. taxable income, we are not using an annual effective tax rate to apply to the taxable income for the quarter.

We have provided a full valuation allowance for our U.S. net deferred tax assets. Evidence, such as recent quarterly losses and the challenge of forecasting financials in this economic environment, was given more weight than recent cumulative profits. Accordingly, we believe that there is sufficient negative evidence to require a full valuation allowance against our U.S federal and state net deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our U.S. deferred tax assets.

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

In February 2010, the FASB issued a new accounting standards update that eliminated the requirement for an entity that is an SEC filer to disclose the date through which subsequent events have been evaluated in its financial statement disclosures. This new accounting standards update is effective upon release. The adoption of the new accounting standards update did not have a material impact on our consolidated results of operations, financial condition or financial disclosures.

In January 2010, the FASB issued a new accounting standards update for fair value measurements and disclosures. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 and describe the reasons for the transfers. A reporting entity should separately disclose information about purchases, sales, issuances and settlements for Level 3 reconciliation disclosures. The new disclosures and clarifications of existing disclosures are effective for financial statements issued interim or annual financial periods ending after December 15, 2009, with the exception for the reconciliation disclosures for Level 3, which are effective for financial statements issued interim or annual financial periods ending after December 15, 2010. The adoption of the new accounting standards update did not have a material impact on our consolidated results of operations, financial condition or financial disclosures.

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

Liquidity and Capital Resources

The following summarizes information regarding our cash, investments, and working capital (in thousands):

	As of
	March 28, 2010	June 28, 2009
Cash and cash equivalents	$40,362	$46,195
Short-term Investments	63,197	8,976
Marketable Securities	24,358	72,231

Cash, cash equivalents, short-term investments and marketable securities	$127,917	$127,403

Working capital	$70,463	$23,414

Cash and cash equivalents decreased by $5.8 million primarily due to cash used in investing activities. Refer to further discussions below under Key Components of Cash Flows and Liquidity.

Short-term investments increased by $54.2 million primarily due to the transfer of securities maturing within one year from marketable securities and the reclassification of $40.7 million of ARS balance from marketable securities in the first quarter of fiscal 2010. Refer to further discussions below under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Marketable securities decreased by $47.9 million primarily due to the reclassification of $40.7 million of ARS balance to short-term investments and the transfer of securities maturing within one year to short-term investments.

The increase in working capital of $47.0 million was primarily due to the reclassification of ARS from marketable securities to short-term investments.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Nine months ended
	March 28, 2010	March 29, 2009
Net cash provided by (used in) operating activities	$3,056	$(3,999)
Net cash (used in) provided by investing activities	$(10,012)	$71,723
Net cash provided by (used in) financing activities	$1,123	$(99,499)

Net decrease in cash and cash equivalents	$(5,833)	$(31,775)

Cash provided by operating activities was $3.1 million. Net loss was $3.2 million and included significant non-cash charges including depreciation of $4.3 million, $4.6 million in share-based compensation expense, $1.4 million in the provision for excess and obsolete inventory and restructuring expense of $4.0 million. Accounts receivable, net, decreased to $36.6 million at March 28, 2010 from $37.6 million at June 28, 2009. Days sales outstanding in receivables was 43 days at March 28, 2010 and 42 days at June 28, 2009 due to increased collections. Accounts payable increased to $18.9 million primarily due to increased inventory purchases at quarter end. Net inventory levels increased to $23.6 million at March 28, 2010 from $12.4 million at June 28, 2009. Inventory balance of $12.4 million at June 28, 2009 was lower than the normal inventory balance between $16.0 million to $18.0 million due to decreased inventory forecast demand from decreased revenue in the fourth quarter of fiscal 2009. We increased our inventory balance to $23.6 million as of March 28, 2010 in anticipation of increased sales demand for the upcoming fourth quarter, which is historically our strongest quarter of the fiscal year. Deferred revenue, net, which consists of product and service revenue deferrals, increased to $37.6 million at March 28, 2010 from $37.5 million at June 28, 2009. The increase was primarily due to increased maintenance renewal activities in the third quarter of fiscal 2010. Deferred revenue, net of cost of sales to distributors, increased $4.7 million from $9.8 million at June 28, 2009 to $14.5 million at March 28, 2010. Deferred revenue, net of cost of sales to distributors, balance of $9.8 million at June 28, 2009 was lower than the normal balance between $14.0 million to $16.0 million. We increased the deferred revenue, net of cost of sales to distributors, balance to $14.5 million at March 28, 2010 to return to normal distributor stocking levels.

Cash flow used in investing activities was $10.0 million. Capital expenditures were $3.6 million. We had a net purchase of investments of $6.4 million in the first nine months of fiscal 2010 as we transferred cash and cash equivalents into longer term securities to take advantage of higher interest yield.

Cash provided by financing activities was $1.1 million from the issuance of common stock.

We had a revolving line of credit for $10.0 million with a major lending institution which expired on January 22, 2010. We at our own discretion made a decision to not renew this line of credit.

As of March 28, 2010, we had letters of credit totaling $0.2 million secured by cash. These letters of credit are primarily issued in lieu of making cash deposits with third parties.

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

Employee Stock Option Exchange Program

On December 23, 2009, our stockholders approved a voluntary program (“Exchange Program”) that permitted eligible employees to exchange certain outstanding stock options that were “underwater” for a lesser number of shares of restricted stock units to be granted under the Extreme Networks, Inc. 2005 Equity Incentive Plan (the “2005 Plan”) and to exchange certain other stock options that are more substantially underwater for a cash payment. The Exchange Program was open to all of our United States employees, except for members of our Board of Directors and our executive officers. The Exchange Program commenced on February 4, 2010 and ended March 4, 2010. On March 5, 2010, we cancelled a total of 3,058,761 tendered stock options, issued a total of 569,189 replacement restricted stock units under the 2005 Plan, and incurred a cash outlay of $8,769 which was paid out at the end of March 2010.

Contractual Obligations

The following summarizes our contractual obligations at March 28, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than Five Years
Contractual Obligations:
Non-cancelable inventory purchase commitments	$48,860	$48,860	$—	$—	$—
Non-cancelable operating lease obligations	11,746	6,941	3,898	907	—
Other non-cancelable purchase commitments	2,734	1,984	750	—	—

Total contractual cash obligations	$63,340	$57,785	$4,648	$907	$—

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $48.9 million as of March 28, 2010, an increase of $29.0 million from $19.9 million as of June 28, 2009. The increase was primarily due to increased purchases for long lead time inventory at our outside design manufacturer and increased demand forecast for the fourth quarter of fiscal 2010.

We did not have material commitments for capital expenditures as of March 28, 2010. Other non-cancelable purchase commitments represent OEM and technology agreements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 28, 2010.

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

We hold a variety of interest bearing ARS that represent investments in pools of student loans. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. On November 7, 2008, we accepted the UBS Rights offer from UBS, providing us with rights related to our ARS. The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. We expect to sell our ARS under the Rights in the period beginning in 2010. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. During the first quarter of fiscal 2010, we reclassified our entire balance of ARS from marketable securities to short-term securities in our consolidated balance sheet. The reclassification is a result of the securities underlying the Put Option being due within less than one year from the balance sheet date.

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

The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 28, 2010. This table does not include money market funds because those funds are generally not subject to market risk. Included within short-terms investments within this table is our ARS portfolio held at UBS.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
Included in short-term investments	$—	$59,181	$—	$59,181	$59,181
Weighted average interest rate		2.13%
Included in marketable securities			$24,358	$24,358	$24,358
Weighted average interest rate			1.58%

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings. We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona, the Indian Rupee and the British Pound. These derivatives do not qualify as hedges. At March 28, 2010, these forward foreign currency contracts had a notional principal amount of $21.8 million and fair value was $0.3 million. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction gains and losses from operations were a loss of $0.1 million in both third quarters of fiscal 2010 and fiscal 2009. Foreign currency transaction gains and losses from operations were a loss of $0.3 million in the first nine months of fiscal 2010 and gain of $0.6 million in the first nine months of fiscal 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009 and Part II, Item 1A, “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended September 27, 2009 and December 27, 2009, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

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

April 30, 2010