Form 10-K
period 2010-06-27
EXTREME NETWORKS INC
filed 2010-08-20
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $256.4 million as of December 27, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the per share closing price of the Registrant’s common stock as reported on The Nasdaq Global Market reported on such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

90,749,782 shares of the Registrant’s Common stock, $.001 par value, were outstanding as of August 16, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference from the definitive proxy statement for the Company’s 2010 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Overview

Extreme Networks, Inc., together with its subsidiaries, (collectively referred to as Extreme and as we, us and our) is a leading provider of network infrastructure equipment and services for enterprises, data centers, and metropolitan telecommunications service providers. Our customers include businesses, hospitals, schools, hotels, telecommunications companies and government agencies around the world. Since we were established in 1996 through to the present day, we have had a single technology vision of “Ethernet Everywhere” – a unifying network strategy that uses Ethernet technology to simplify each element and component of the network, and, through simplification, provide services at a lower cost. As networks internal to businesses and the Internet become more and more pervasive and critical to a wide variety of business and social communications, the volume and the demands of applications, data, users and devices on networks continue to increase. Our vision of “Ethernet Everywhere” helps us design and deliver easily deployable, highly scalable, secure and comprehensively managed networks which are reliable, fast, flexible and cost-effective. We primarily sell our products through an ecosystem of our channel partners who combine our Ethernet products with their offerings to create compelling information technology solutions for end user customers.

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

•

Adoption and Evolution of the Converged Network. An essential characteristic of the networks that support business and residential users of today and into the future is their ability to support multiple communication flows over the same physical infrastructure. With data, voice and video traffic being delivered to a broader range of end-devices over both wired and wireless networks, the communications infrastructure is a critical component which allows enterprises and service providers to offer unique and innovative services for their users and customers. The adoption of Voice-over-IP (VoIP) and the continued proliferation of video applications demonstrate that the trend towards deploying fully converged networks will continue to gain momentum.

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

•

Deployments of Next Generation Data Centers. The ever increasing volume of on-line information the flexibility offered by “cloud” solutions, and the availability of technologies to reduce the overall cost of data center deployment and operation are leading enterprises and service providers to build next generation data centers. With the availability of virtualization technologies to lower the overall cost, size and power consumption of the physical data center, the bandwidth and reliability demands of the data center network have evolved significantly. In conjunction with the rise of virtualization, the latest generation of server technology has ten times the Ethernet performance of prior solutions. These technology drivers are creating the need for the network ‘backbone’ to also scale by a similar factor. These factors are driving the deployment of next generation Ethernet technology in the data center.

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

•

Extend switching technology leadership. Our technological leadership is based on innovative switching technology, the depth and focus of our market experience and the ExtremeXOS® operating system – the software that runs on all of our Ethernet switches. We intend to invest our engineering resources to continue to create leading-edge technologies that will increase the performance and functionality of our products and as a direct result, the value of the Extreme Networks solution to our current and future customers.

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

•

Quality of Service (“QOS”). We offer a versatile and flexible QoS solution that allows network operators to assign the appropriate amount of bandwidth to mission critical applications and in doing so control the overall experience and the service-level of the communication flows. We have substantial experience with communication quality controls, starting with our introduction to the market of the first broad QoS controls for Ethernet.

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

Strategic Relationships. We have strategic relationships with Motorola Inc., Dell, Inc., Ericsson Enterprise AB, Nokia Siemens Networks and others who sell our products as part of an overall solution.

Distributors. We have established several key relationships with leading distributors in the electronics and computer networking industries. Each of our distributors primarily resells our products to resellers. The distributors enhance our ability to sell and provide support to resellers, who may benefit from the broad service and product fulfillment capabilities offered by these distributors. One distributor, Tech Data Corporation, accounted for 12%, 11% and 11% of our net revenue in fiscal years 2010, 2009 and 2008, respectively. Distributors are generally given the right to return a portion of inventory to us for the purpose of stock rotation and participate in various cooperative marketing programs to promote the sale of our products and services. We defer recognition of revenue on all sales to distributors who maintain inventory of our products until the distributors sell the product, as evidenced by monthly “sales-out” reports that the distributors provide to us, provided other revenue recognition criteria are met. (See “Revenue Recognition” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

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

As of June 27, 2010, our worldwide sales and marketing organization consisted of 302 individuals, including directors, managers, sales representatives, and technical and administrative support personnel. We have domestic sales offices located in 13 states and international sales offices located in 23 countries.

International sales

International sales are an important portion of our business. In fiscal 2010, sales to customers outside of North America accounted for 60% of our consolidated net revenue, compared to 61% in fiscal 2009 and 56% in fiscal 2008. These sales are conducted primarily through foreign-based distributors and resellers managed by our worldwide sales organization. In addition, we have direct sales to end-user customers, including large global accounts. The primary markets for sales outside of North America are countries in Europe and Asia. (See “Net Revenue” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Long-Lived Assets

See Note 2 of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding our long-lived assets.

Marketing

We continue to develop and execute on a number of marketing programs to support the sale and distribution of our products by communicating the value of our solutions to our existing and potential customers, our distribution channels and our resellers. Our marketing efforts include participation in industry tradeshows, technical conferences and technology seminars, preparation of competitive analyses, sales training, and publication of technical and educational articles in industry journals, a publicly available website, promotions, web-based training courses, advertising and public relations. We also submit our products for independent product testing and evaluation.

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

Customer Service and Support

Our customers seek high reliability and maximum uptime for their networks. To that extent, we provide the following service offerings:

•

Support services for end-users, resellers and distributors. We meet the service requirements of our customers and channel partners through our Technical Assistance Centers, or TACs, located in Santa Clara, California; Utrecht, Netherlands; Research Triangle Park, North Carolina; and Tokyo, Japan. Our TAC engineers and technicians assist in diagnosing and troubleshooting technical issues regarding customer networks. Development engineers work with the TACs to resolve product functionality issues specific to each customer.

•

Professional services. We provide consultative services to improve customer productivity in all phases of the network lifecycle – planning, design, implementation, operations and optimization management. Our network architects develop and execute customized hardware deployment plans to meet individualized network strategies. These activities may include the management and coordination of the design and network configuration, resource planning, staging, logistics, migration and deployment. We also provide customized training and operational best practices documentation to assist customers in the transition and sustaining of their networks.

•

Education. Our classes cover a wide range of topics such as installation, configuration, operation, management and optimization – providing customers with the necessary knowledge and experience to successfully deploy and manage our products in various networking environments. Classes may be scheduled and available at numerous locations worldwide. We deliver training using our staff, on-line training classes and authorized training partners. In addition, we make much of our training materials accessible free-of-charge on our internet site for customers and partners to use in self-education. We believe this approach enhances the market’s ability to learn and understand the broad array of advantages of our products.

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

Our wireless products are supplied under an OEM supply agreement with Symbol Technologies, Inc, a subsidiary of Motorola, Inc. (“Motorola”). Motorola rebrands and customizes the wireless products for us to resell to customers. Motorola’s manufacturing processes and procedures are ISO 9001 certified. Motorola has made ongoing supply and support commitments during the term of the agreement and is required to provide support for a defined period of time after any termination of the agreement.

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

Our product development activities focus on solving the needs of enterprises, data centers, and service providers. Current activities include the continuing development of our innovative switching technology aimed at extending the capabilities of our products. Our ongoing research activities cover a broad range of areas, including, in particular, 10 Gigabit and higher-speed Ethernet, Metro and Internet routing, network security, network management software, datacenter equipment broadband access equipment and wireless networking equipment.

We continued to enhance the functionality of our modular operating system (ExtremeXOS) which has been designed to provide high reliability and availability. This allows us to leverage a common operating system across different hardware and network chipsets.

As of June 27, 2010, our research and development organization consisted of 205 individuals. Research and development efforts are conducted in several locations, including Santa Clara, California; Raleigh, North Carolina; and Chennai, India. Our research and development expenses in fiscal years 2010, 2009 and 2008 were $49.4 million, $58.2 million and $65.3 million, respectively.

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

We believe that we compete with our competitors with respect to many of the foregoing factors. However, the market for network switching solutions is dominated by a few large companies, particularly Cisco Systems, Inc. In addition to Cisco Systems, we compete with public and private companies that offer switching solutions or provide alternative networking solutions, including, Alcatel-Lucent, Brocade Communications Systems, Inc., Hewlett-Packard Company, Huawei Technologies Corporation, Juniper Networks, Inc. and Siemens Enterprise Communications GmBH & Co. KG. Most of these competitors have longer operating histories, greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources.

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

Employees

As of June 27, 2010, we employed 740 people, including 302 in sales and marketing, 205 in research and development, 62 in operations, 96 in customer support and service, and 75 in finance and administration. We have never had a work stoppage and no personnel are represented under collective bargaining agreements. We consider our employee relations to be good.

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

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of August 20, 2010:

Name	Age	Position
Bob L. Corey	59	Executive Vice President and Chief Financial Officer, Acting Chief Executive Officer
Paul A. Hooper	47	Chief Marketing Officer
Suresh K. Gopalakrishnan	47	Vice President, Engineering
Michael L. Seaton	46	Vice President, Worldwide Sales and Services
Diane C. Honda	45	Senior Vice President, General Counsel and Secretary
Justin A. DiMacchia	67	Vice President, Corporate Controller

Bob L. Corey. Mr. Corey is Acting Executive Chief Executive Officer, as well as the Senior Vice President and Chief Financial Officer of Extreme Networks. Prior to joining Extreme Networks, Mr. Corey served on our board of directors, from 2003 to 2009, and was the chairman of our audit committee. Prior to Extreme Networks, Mr. Corey served as Executive Vice President and Chief Financial Officer for Thor Technologies, Inc., a provider of enterprise provisioning software, from May 2003 until January 2006. Oracle Corporation acquired Thor Technologies in November 2005. Mr. Corey served as Executive Vice President and Chief Financial Officer of Documentum, Inc., a provider of enterprise content management software, from May 2000 to August 2002. Mr. Corey served as Senior Vice President of Finance and Administration and Chief Financial Officer for Forte Software, Inc., a provider of software development tools and services, from May 1998 to April 2000. In February 1999, Mr. Corey was elected to its Board of Directors prior to Forte Software’s acquisition by Sun Microsystems in October 1999. Mr. Corey also served as Chairman of the Board of Directors of Interwoven, Inc., a publicly-traded provider of enterprise content management software, until its acquisition by Autonomy Corporation plc in March 2009 and continues to serve on the Board of Directors of Veraz Networks, a publicly-traded provider of IP soft switches, media gateways and digital compression products. Mr. Corey holds a Bachelors of Administration with a concentration in accounting from California State University at Fullerton.

Paul A. Hooper. Mr. Hooper serves as Extreme Networks’ Chief Marketing Officer. Hooper, a 15 year veteran of the High Tech industry, oversees Extreme Networks worldwide marketing efforts, where he leads the strategic focus of solutions and technical marketing, global field marketing and corporate communications. Prior to that, he served as Vice President and General Manager for the Volume Products Group, responsible for the strategy, product development and business management for Extreme Networks’ Summit family of fixed configuration switches, the BlackDiamond 8800 family of modular switches, wireless LAN solution and security solutions. Hooper also serves as Extreme Networks executive sponsor for data center and enterprise LAN initiatives. Prior to that, as Extreme Networks Chief Information Officer, Mr. Hooper oversaw the strategic use of IT systems and adherence to corporate compliance for data throughout a globally distributed business. Specifically, Mr. Hooper led the planning, procurement and ongoing support of business applications, network infrastructure and related services supporting more than 800 employees across 50 countries. Prior to joining Extreme Networks, Mr. Hooper served as vice president of information technology at myCFO, Inc., where he was responsible for the Enterprise Applications and Infrastructure for the fast-growing Financial Services and Advisory company. Mr. Hooper has also held senior-level IT positions with JDS Uniphase, Netscape Communications and Sun Microsystems.

Suresh K. Gopalakrishnan. Mr. Gopalakrishnan leads the Company’s engineering team and is responsible for all technology strategy and product development for Extreme Networks. Mr. Gopalakrishnan leverages a rich background in business strategy, marketing, systems engineering and product development to this role. Mr. Gopalakrishnan previously held the roles of vice president and general manager of Scalable Products Group where he was responsible for Extreme Networks’ carrier business; vice president and general manager of Emerging Product Group where he was responsible for Extreme Networks’ wireless and security business; Chief Marketing Officer of Extreme Networks where he was responsible for worldwide marketing, product management and solutions marketing; as well as vice president and general manager of Converged Systems, where he was responsible for IP Telephony alliances. Prior to joining Extreme Networks, Mr. Gopalakrishnan was the executive vice president of engineering at Riverstone Networks and served as the director of corporate strategy at Cabletron Systems. Mr. Gopalakrishnan has also held management positions at Sun Microsystems and engineering positions at Hewlett Packard. Mr. Gopalakrishnan is a member of the Board of Expert Advisors of the California Emerging Technology Fund (CETF) and has been an adjunct faculty member at University of Idaho and Santa Clara University. He holds a Ph.D. in Electrical Engineering from the University of Idaho.

Mike L. Seaton. Mr. Seaton serves as Vice President for Worldwide Sales and Services at Extreme Networks, an organization that includes worldwide sales, channels and global customer support serving enterprise, data center and carrier customers. Mr. Seaton, a 20 year industry veteran, previously held the role of Vice President and General Manager of Worldwide Services for Extreme Networks, where he oversaw the delivery of technical support, education, advanced technical and professional services. Prior to that, Mr. Seaton was the Vice President of Sales Operations and Strategic Alliances, where he was responsible for ensuring that the benefit of combined solutions and a strategic relationship realized by Extreme Networks joint business partners and customers worldwide. Prior to joining Extreme Networks, Mr. Seaton held various positions at AT&T, Lucent Technologies and Avaya throughout his career. Mr. Seaton’s experience is highlighted by programming, services, sales, sales management, sales leadership, operations and internal business consulting. Mr. Seaton holds a Bachelor of General Studies with a concentration in Mathematics and Computer Science from the University of Michigan and an MBA from Florida State University.

Diane C. Honda. Ms. Honda serves as our Senior Vice President, General Counsel and Secretary. She has been employed by the Company since November 2004, and prior to her current positions was Vice President and Associate General Counsel. She previously held legal or business positions with Speedera Networks, Inc., Riverstone Networks, Inc., Legato Systems, Inc., and Hewlett-Packard Company. She received a bachelor’s in science in Applied Math Computer Science and Industrial Management from Carnegie Mellon University and a J.D. from Santa Clara University School of Law.

Justin A. DiMacchia. Mr. DiMacchia serves as our Vice President, Controller. He has been employed by Extreme Networks since August 2004, and prior to his current positions was Director of Internal Audit. He has held various positions in Extreme Networks’ finance group, including Interim Vice President Corporate Controller. Before joining Extreme Networks, Mr. DiMacchia held various Financial Management positions with increasing responsibility while at Palm, Inc. Prior to Palm, Inc., he was the Vice President Chief Financial Officer of The Appletree Companies. Mr. DiMacchia commenced his career with Arthur Andersen & Co and is a Certified Public Accountant in California.

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

We Cannot Assure You That We Will Be Profitable in the Future Because A Number of Factors Could Negatively Affect Our Financial Results.

Although we reported profits for fiscal 2010, we have reported losses in some of our prior fiscal years. In addition, in years when we reported profits, we were not profitable in each quarter during those years. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses. A high percentage of these expenses are fixed in the short term, so any delay in generating or recognizing revenue could result in a loss for a quarter or full year. Even if we are profitable, our operating results may fall below the expectations of public market analysts or investors, which could cause the price of our stock to fall.

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

The Unfavorable Economic Environment Has and May Continue to Negatively Impact our Business and Operating Results.

The challenges and uncertainty currently affecting global economic conditions may negatively impact our business and operating results in the following ways:

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

•	our component suppliers and contract manufacturers have been negatively affected by the economy which may result in product delays and changes in pricing and service levels.

If global economic conditions do not show continued improvement, we believe that we will experience material adverse impacts to our business and operating results.

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

When Our Products Contain Undetected Errors, We May Incur Significant Unexpected Expenses and Could Lose Sales.

Network products frequently contain undetected errors when new products or new versions or updates of existing products are released to the marketplace. In the past, we have experienced such errors in connection with new products and product updates. We have experienced component problems in prior years that caused us to incur higher than expected warranty, service costs and expenses, and other related operating expenses. In the future, we expect that, from time to time, such errors or component failures will be found in new or existing products after the commencement of commercial shipments. These problems may have a material adverse effect on our business by causing us to incur significant warranty, repair and replacement costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems. Further, if products are not accepted by customers due to such defects, and such returns exceed the amount we accrued for defective returns based on our historical experience, our operating results would be adversely affected.

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

Generally, we do not have agreements fixing long-term prices or minimum volume requirements from suppliers. From time to time we have experienced shortages and allocations of certain components, resulting in delays in filling orders. Qualifying new suppliers to compensate for such shortages may be time-consuming and costly, and may increase the likelihood of errors in design or production. In addition, during the development of our products, we have experienced delays in the prototyping of our chipsets, which in turn has led to delays in product introductions. Similar delays may occur in the future. Furthermore, the performance of the components as incorporated in our products may not meet the quality requirements of our customers.

Our Dependence on Three Manufacturers for All of Our Manufacturing Requirements Could Harm Our Operating Results.

We primarily rely on three manufacturing partners to manufacture our products. In addition, each of our products is manufactured by only one of these companies. We have experienced delays in product shipments from our manufacturing partners in the past, which in turn delayed product shipments to our customers. These or similar problems may arise in the future, such as delivery of products of inferior quality, delivery of insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results. While we maintain strong relationships with our manufacturing partners, our agreements with these manufacturers are generally of limited duration and pricing, quality and volume commitments are negotiated on a recurring basis. The failure to maintain continuing agreements with our manufacturing partners could adversely affect our business. We intend to introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers.

As part of our cost-reduction efforts, we will need to realize lower per unit product costs from our manufacturing partners by means of volume efficiencies and the utilization of manufacturing sites in lower-cost geographies. However, we cannot be certain when or if such price reductions will occur. The failure to obtain such price reductions would adversely affect our gross margins and operating results.

Our Dependence on an OEM for All of Our Wireless Products Could Harm Our Operating Results.

We rely on Motorola to provide our wireless products. If we experience delays in product shipments from our OEM or if they experience delays from their suppliers, which in turn delays product shipments to our customers, our financial results could be negatively impacted. Problems such as delivery of products of inferior quality, delivery of insufficient quantity of products, or the interruption or discontinuance of operations of our OEM, may arise in the future, any of which could have a material adverse effect on our business and operating results.

We Depend Upon International Sales for a Significant Portion of Our Revenue Which Imposes a Number of Risks on Our Business.

International sales constitute a significant portion of our net revenue. Our ability to grow will depend in part on the expansion of international sales. Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

•	longer accounts receivable collection cycles;

•	difficulties in managing operations across disparate geographic areas;

•	difficulties associated with enforcing agreements through foreign legal systems;

•	the payment of operating expenses in local currencies, which exposes us to risks of currency fluctuations;

•	higher credit risks requiring cash in advance or letters of credit;

•	difficulties in safeguarding intellectual property;

•	political and economic turbulence;

•	terrorism, war or other armed conflict;

•	natural disasters and epidemics;

•	potential adverse tax consequences;

•	compliance with regulatory requirements of foreign countries, including compliance with rapidly evolving environmental regulations; and

•	compliance with U.S. laws and regulations pertaining to the sale and distribution of products to customers in foreign countries, including export controls and the Foreign Corrupt Practices Act.

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

We have entered into foreign exchange forward contracts to offset the impact of payment of operating expenses in local currencies to some of our operating foreign subsidiaries. However, if we are not successful in managing these foreign currency transactions, we could incur losses from these activities.

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

Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, service and operations personnel, many of whom would be difficult to replace. We do not have employment contracts with these individuals who mandate that they render services for any specific term, nor do we carry life insurance on any of our key personnel. We have experienced and may in the future experience significant turn over in our executive personnel. In addition, retention has generally become more difficult for us, in part because the exercise price of most of the stock options granted to many of our employees is below the market price. As a result, we experienced high levels of attrition. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, service, finance and operations personnel. The market for these personnel is competitive, especially in the San Francisco Bay Area, and we have had difficulty in hiring employees, particularly engineers, in the timeframe we desire.

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

Our future effective tax rate in particular could be adversely affected by a change in ownership pursuant to U.S. Internal Revenue Code Section 382. If a change in ownership occurs, it may limit our ability to utilize our net operating losses to offset our U.S. taxable income. If U.S. taxable income is greater than the change in ownership limitation, we will pay a higher rate of tax with respect to the amount of taxable income that exceeds the limitation. This would have a material adverse impact on our results of operations. On June 30, 2010, we amended our Rights Agreement to mitigate against the possibility of a Section 382 change in ownership with the objective of preserving our tax attributes.

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

We have certain long-term real estate lease commitments carrying future obligations for non-cancelable lease payments. Reductions in our workforce and the restructuring of operations since fiscal 2002 have resulted in the need to consolidate certain of these leased facilities, located primarily in Northern California, for which we recorded a reversal of excess facilities charges, net of approximately $0.3 million in fiscal 2010, $0.5 million expense reversal, net in fiscal 2009, $0.9 million expense in fiscal 2008, $4.0 million expense in fiscal 2007, and $3.3 million expense in fiscal 2006. We may incur additional charges for excess facilities as a result of additional reductions in our workforce or future restructuring of operations. We will continue to be responsible for all carrying costs of these facilities until such time as we can sublease these facilities or terminate the applicable leases based on the contractual terms of the lease agreements, and these costs may have an adverse effect on our business, operating results and financial condition.

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

Our Board of Directors adopted a stockholder rights plan, under which we declared and paid a dividend of one right for each share of common stock held by stockholders of record as of May 14, 2001. Under the plan, each right will entitle stockholders to purchase a fractional share of our preferred stock for $150.00. Each such fractional share of the new preferred stock has terms designed to make it substantially the economic equivalent of one share of common stock. Initially the rights will not be exercisable and will trade with our common stock. Generally, the rights may become exercisable if a person or group acquires beneficial ownership of 4.95% or more of our common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 4.95% or more of our common stock. When the rights become exercisable, our Board of Directors has the right to authorize the issuance of one share of our common stock in exchange for each right that is then exercisable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal administrative, sales, marketing and research and development facilities are located in Santa Clara, California. We also lease office space and executive suites in various other geographic locations domestically and internationally for sales and service personnel and engineering operations. Our aggregate lease expense for fiscal 2010 was approximately $4.2 million. We believe our current facilities will adequately meet our growth needs for the foreseeable future. In addition, we are actively engaged in efforts to sell excess property we acquired in prior years.

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

Shareholder Litigation Relating to Historical Stock Option Practices

On April 25, 2007, an individual identifying herself as one of our shareholders filed a derivative action in the United States District Court for the Northern District of California purporting to assert claims on behalf of and in our name against various of our current and former directors and officers relating to historical stock option granting from 1999 to 2002 and related accounting practices. Two similar derivative actions were filed thereafter in the same court by other individuals and the three cases were consolidated by order of the Court. After two amended complaints were filed by the lead plaintiff, we filed a motion to dismiss the second amended complaint, which was granted without prejudice on August 12, 2008.

On August 22, 2008, Kathleen Wheatley, an individual identifying herself as one of our shareholders, filed a motion for the Court to reconsider its ruling on August 12, 2008 granting our motion to dismiss. In response, we asked the Court to reject Ms. Wheatley’s motion on various grounds, including that Ms. Wheatley is not a party to this derivative action. The Court has not yet ruled on Ms. Wheatley’s motion. On September 4, 2008, Ms. Wheatley filed both a motion to intervene in the derivative action and a third amended complaint, which differs little from the first amended complaint. The third amended complaint continues to allege that various of our current and former directors and officers breached their fiduciary duties and other obligations to us and violated state and federal securities laws in connection with the our historical grants of stock options. We are named as a nominal defendant in the action, but we have customary indemnification agreements with the named defendants. On our behalf, Ms. Wheatley seeks unspecified monetary and other relief against the named defendants. The Court has granted Ms. Wheatley’s motion to intervene. On October 16, 2008, we, as nominal defendant, moved to dismiss the third amended complaint. On November 17, 2009, the Court denied our motion to dismiss the third amended complaint, and on December 3, 3009, we filed a motion for reconsideration or in the alternative, a motion to certify the Order denying the Motion to Dismiss for immediate appeal. On December 30, 2009, the Court issued an Order granting us leave to file the motion for reconsideration and will rule on our alternative motion to certify the Order for appeal if it denies the motion for reconsideration. On April 2, 2010, the Court denied our Motion for Reconsideration and for Stay of Action and Certification and Appeal. No dates have been set for our response to the Third Amended Complaint. We intend to continue to defend the derivative action vigorously, but due to the uncertainty of litigation, we cannot predict the ultimate outcome of this matter at this time.

Intellectual Property Litigation

On April 20, 2007, we filed suit against Enterasys Networks in the United States District Court for the Western District of Wisconsin, Civil Action No. 07-C-0229-C. The complaint alleged willful infringement of U.S. Patents Nos. 6,104,700, 6,678,248, and 6,859,438, and sought injunctive relief against Enterasys’ continuing sale of infringing goods and monetary damages. Enterasys responded to the complaint on May 30, 2007, and also filed counterclaims alleging infringement of three U.S. patents owned by Enterasys. On April 9, 2008, the Court dismissed Enterasys’ counterclaims on one of its patents with prejudice. On May 5, 2008, the Court granted our motion for summary judgment, finding that we do not infringe Enterasys’ two remaining patents and dismissing all of Enterasys’ remaining counterclaims with prejudice. On May 30, 2008, a jury found that Enterasys infringed all three of our patents and awarded us damages in the amount of $0.2 million. The Court also ruled in our favor on Enterasys’ challenge to the validity of our patents. On October 29, 2008, the Court denied Enterasys’ post-trial motion for judgment as a matter of law, and granted Extreme Network’s motion for a permanent injunction against Enterasys. The injunction order permanently enjoins Enterasys from manufacturing, using, offering to sell, selling in the U.S. and importing into the U.S. the Enterasys products accused of infringing Extreme Network’s three patents. The injunction will run until the expiration of our patents the last of which is not set to expire until March of 2020. On March 16, 2009, the Court also denied Enterasys’ motion for a new trial, but granted Enterasys’ motion for a stay of the injunction pending appeal. On April 17, 2009, Enterasys filed its notice of appeal and on May 1, 2009, we filed our cross appeal. The appeal is pending at the U.S. Court of Appeals for the Federal Circuit and we are defending the appeal. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of the matter at this time.

On June 21, 2005, Enterasys filed suit against Extreme and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Massachusetts, Civil Action No. 05-11298 DPW. The complaint alleges willful infringement of U.S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560,236, and seeks: a) a judgment that we willfully infringe each of the patents; (b) a permanent injunction from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) damages and a “reasonable royalty” to be determined at trial; (d) treble damages; (e) attorneys’ fees, costs and interest; and (f) equitable relief at the Court’s discretion. Foundry brought a claim for reexamination of five of the patents at issue to the U.S. Patent and Trademark Office (“PTO”). The stay of Massachusetts action was lifted on May 21, 2010, and set a claims construction hearing for September 15, 2010. No trial date has been set. We intend to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of the matter at this time.

On February 7, 2008, Network-1 Security Solutions, Inc. sued us along with Cisco, Cisco-Linksys, Inc., Adtran, Inc., Enterasys Networks, Inc., Netgear, Inc. and 3Com Corporation in the United States District Court for the Eastern District of Texas (Case No. 6:08cv030). On July 16, 2010, we entered into a Memorandum of Understanding with Nework-1 setting forth the terms for settlement of the lawsuit and license agreement, in which Extreme was granted licenses to certain patents in exchange for a payment of $2.4 million. On August 3, 2010, the Court dismissed the case with prejudice.

On February 26, 2008, Fenner Investments, Ltd. filed suit against us along with D-Link Systems, Zyxel Communications, SMC Networks, Enterasys, Foundry, Netgear, Inc. and 3Com Corporation in the United States District Court for the Eastern District of Texas, Civil Action No. 08-CV-00061. The suit alleges infringement of US Patent No. 7,145,906 and 5,842,224, and seeks damages for the alleged infringement, injunctions against infringement and payment of attorneys’ fees, costs and interest. On September 24, 2009, we entered into a settlement and license agreement with Fenner Investments, in which Extreme was granted licenses to certain patents in exchange for amounts paid. On October 5, 2009, the Court dismissed the case with prejudice.

Other Legal Matters

Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The operative amended complaint names us as defendants; six of our present and former officers and/or directors, including our former CEO and current Chairman of the Board (the “Extreme Networks Defendants”); and several investment banking firms that served as underwriters of our initial public offering and October 1999 secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes.

The parties to the lawsuits have reached a settlement, which was approved by the Court on October 6, 2009. Extreme Networks Defendants is not required to make any cash payments in the settlement. The Court subsequently entered a final judgment of dismissal. Certain objectors have appealed the judgment. If the appeal is successful, we intend to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of the matter at this time.

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

Item 4. Removed and Reserved

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

Stock Prices	High	Low
Fiscal year ended June 27, 2010:
First quarter	$3.06	$1.92
Second quarter	$2.98	$1.99
Third quarter	$3.39	$2.47
Fourth quarter	$3.68	$2.57
Fiscal year ended June 28, 2009:
First quarter	$3.50	$2.70
Second quarter	$3.37	$1.51
Third quarter	$2.36	$1.06
Fourth quarter	$2.03	$1.52

As of August 13, 2010, there were 302 stockholders of record of our common stock and 17,754 beneficial shareholders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings for the development of our business.

Certain information regarding our equity compensation plan(s) as required by Part II is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2010 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report.

STOCK PRICE PERFORMANCE GRAPH

Set forth below is a stock price performance graph comparing the annual percentage change in the cumulative total return on our common stock with the cumulative total returns of the CRSP Total Return Index for The Nasdaq Stock Market (U.S. companies) and the Nasdaq Computer Manufacturers Securities for the period commencing July 3, 2005 and ending on June 27, 2010. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Comparison of Five-Year Cumulative Total Returns

Performance Graph for Extreme Networks, Inc.

Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Booth School of Business, The University of Chicago. Used with permission. All rights reserved.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data for each of the fiscal years ended June 27, 2010, June 28, 2009, June 29, 2008, July 1, 2007 and July 2, 2006 derived from audited financial statements. These tables should be reviewed in conjunction with the Consolidated Financial Statements in Item 8 and related Notes, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results may not be indicative of future results.

	Year Ended
	June 27, 2010(1)	June 28, 2009(2)	June 29, 2008(3)	July 1, 2007(4)	July 2, 2006(5)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$309,354	$335,559	$361,835	$342,834	$358,601
Net income (loss)	$227	$2,815	$8,381	$(14,197)	$8,509
Net income (loss) per share – basic	$0.00	$0.03	$0.07	$(0.12)	$0.07
Net income (loss) per share – diluted	$0.00	$0.03	$0.07	$(0.12)	$0.07
Shares used in per share calculation – basic	89,281	94,225	115,002	114,122	121,286
Shares used in per share calculation – diluted	89,477	94,284	115,784	114,122	123,049

	As of
	June 27, 2010	June 28, 2009	June 29, 2008	July 1, 2007	July 2, 2006
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents, short-term investments and marketable securities	$132,419	$127,402	$225,672	$215,855	$433,105
Deferred tax asset	$392	$244	$254	$1,118	$500
Total assets	$259,945	$239,975	$358,672	$346,727	$564,310
Convertible subordinated notes	$—	$—	$—	$—	$200,000
Other long-term liabilities	$11,298	$12,100	$17,244	$21,391	$23,056
Common stock and capital in excess of par value	$956,922	$949,241	$943,283	$934,540	$927,835
Accumulated deficit	$(659,161)	$(659,388)	$(662,203)	$(670,584)	$(656,387)

(1)	Fiscal 2010 net income includes share-based compensation expense of $6.2 million, restructuring charge of $4.2 million and litigation settlement of $1.0 million.
(2)	Fiscal 2009 net income includes share-based compensation expense of $3.9 million and restructuring charge of $2.2 million.
(3)	Fiscal 2008 net income includes share-based compensation expense of $5.1 million and restructuring charge of $0.9 million.
(4)	Fiscal 2007 net loss includes share-based compensation expense of $6.2 million and restructuring charge of $4.0 million.
(5)	Fiscal 2006 net income includes share-based compensation expense of $7.0 million and restructuring charge of $3.3 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We develop and sell network infrastructure equipment and offer related services contracts for extended warranty and maintenance to our enterprise, data center and metropolitan telecommunications service provider customers. Substantially all of our revenue is derived from the sale of our networking equipment and related service contracts. In fiscal 2010, our revenue decreased $26.2 million, gross profit decreased $14.2 million, operating profit decreased $3.5 million and net income decreased $2.6 million as compared to fiscal 2009.

We believe that understanding the following key developments is helpful to an understanding of our operating results for fiscal 2010.

Supply Chain Constraints

We use our forecast of expected demand to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. In the fourth quarter of fiscal 2009, customer orders exceeded our forecast, especially with respect to certain products. In addition, our contract manufacturers and their component suppliers had significantly reduced their capacity due to the world-wide economic slowdown, and therefore lead times significantly increased during the first fiscal quarter across our supply chain as our contract manufacturers and their component suppliers struggled to meet increasing demands. As a result, we were unable to deliver products based on customer requests. This adversely affected our revenue and sales for the first quarter of fiscal 2010 since we were unable to deliver products in that quarter in a timely manner and certain customers cancelled orders or chose other vendors based on product availability. We have made substantial progress with our suppliers to improve timely delivery of our products to meet customers’ demands in the second quarter through the fourth quarter of fiscal 2010. We continue to work to manage our forecast and supply chain in light of our customers’ demands as accurately as possible.

Impact of the Global Economic Developments

In addition to issues with our supply chain, we believe that the credit market crisis, global recession and other challenges affecting global economic conditions were the significant drivers of our financial performance during fiscal 2010. Sales in the United States and some European countries were most impacted as a result of the weak global economy and the global credit crisis in the financial market, while sales in Asia were only minimally impacted by global economic developments and grew during the period. We believe that limited access to credit, conservative purchasing patterns and delays or cancellation of IT infrastructure plans in the face of continued uncertainty regarding the global economy, may continue to negatively impact overall demand for networking solutions, including Ethernet equipment.

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

Expanding Product Portfolio

We believe that continued success in our marketplace is dependent upon a variety of factors that includes, but is not limited to, our ability to design, develop and distribute new and enhanced products employing leading-edge technology. During fiscal 2010, we further extended our Ethernet product portfolio through the addition of the Summit X480 family of products targeted at Data Center customers, a further set of modules for the BlackDiamond 8900 family and the next release of the ExtremeXOS modular operating system, release 12.4.1.

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

Restructuring

On October 22, 2009, we restructured the organization, including restructuring from a business unit organization to a functional organization. In connection with the restructuring, we had a reduction in force (“RIF”), terminated 8% of our workforce and eliminated certain redundant engineering projects. Total restructuring charges related to the RIF and engineering projects recognized in fiscal 2010 was $4.6 million.

As a result of the RIF, operating expenses significantly decreased in fiscal 2010 as compared to fiscal 2009, as discussed further below.

Results of Operations

Our operations and financial performance have been affected by the economic factors described above, and during fiscal 2010, we achieved the following results:

•	Net revenue of $309.4 million, a decrease of 8% over fiscal 2009 net revenue of $335.6 million.

•	Product revenue of $249.0 million, a decrease of 9% from fiscal 2009 product revenue of $273.8 million.

•	Service revenue of $60.3 million, a decrease of 2% from fiscal 2009 service revenue of $61.8 million

•

Total gross margin was 57.1% of net revenue in fiscal 2010 (including share-based compensation expense of $1.0 million), compared to 56.8% in fiscal 2009 (including share-based compensation expense of $0.5 million).

•

Net income was $0.2 million in fiscal 2010 (including share-based compensation expense of $6.2 million, restructuring charge of $4.2 million and litigation settlement of $1.0 million), a decrease from net income of $2.8 million in fiscal 2009 (including share-based compensation expense of $3.9 million and restructuring charge of $2.2 million).

•

Cash flow provided by operating activities was $9.3 million, compared to cash flow provided by operating activities of $4.7 million in fiscal 2009, an increase of $4.6 million. Cash and cash equivalents, short-term investments and marketable securities were $132.4 million as of June 27, 2010, an increase of $5.0 million, primarily due to cash provided by operating activities.

Net Revenue

The following table presents net product and service revenue for the fiscal years 2010, 2009 and 2008 (dollars in thousands):

	Year Ended				Year Ended
	June 27, 2010	June 28, 2009	$ Change	% Change	June 28, 2009	June 29, 2008	$ Change	% Change

Net Revenue:
Product	$249,035	$273,772	$(24,737)	(9)%	$273,772	$302,313	$(28,541)	(9)%
Percentage of net revenue	80.50%	81.59%			81.59%	83.55%
Service	60,319	61,787	(1,468)	(2)%	61,787	59,522	2,265	(4)%
Percentage of net revenue	19.50%	18.41%			18.41%	16.45%

Total net revenue	$309,354	$335,559	$(26,205)	(8)%	$335,559	$361,835	$(26,276)	(7)%

Product revenue decreased in fiscal 2010 as compared to fiscal 2009 primarily due to the global economic downturn and competitive pricing. In addition, in the first quarter of fiscal 2010, the Company experienced supply constraint issues which resulted in the loss of business.

Product revenue decreased in fiscal 2009 as compared to fiscal 2008 primarily due to lower sales volumes mainly as a result of the weakness in the U.S. economy.

Service revenue decreased in fiscal 2010 as compared to fiscal 2009 primarily due to a reduction in renewals of service maintenance agreements for products which are entering end of support life.

Service revenue increased in fiscal 2009 as compared to fiscal 2008 primarily due to improved execution in the EMEA maintenance renewal business, resulting in higher maintenance renewal rates.

We operate in three regions: North America, which includes the United States, Canada and Central America; EMEA, which includes Europe, Middle East, Africa and South America; and APAC which includes Asia Pacific and Japan. The following table presents the total net revenue geographically for the fiscal years 2010, 2009 and 2008 (dollars in thousands):

	Year Ended				Year Ended
	June 27, 2010	June 28, 2009	$ Change	% Change	June 28, 2009	June 29, 2008	$ Change	% Change
Net Revenues:
North America	$123,236	$130,995	$(7,759)	(6)%	$130,995	$158,215	$(27,220)	(17)%
Percentage of net revenue	39.84%	39.04%			39.04%	43.72%
EMEA	133,736	153,764	(20,028)	(13)%	153,764	143,535	10,229	7%
Percentage of net revenue	43.23%	45.82%			45.82%	39.67%
APAC	52,382	50,800	1,582	3%	50,800	60,085	(9,285)	(15)%
Percentage of net revenue	16.93%	15.14%			15.14%	16.61%

Total net revenues	$309,354	$335,559	$(26,205)	(8)%	$335,559	$361,835	$(26,276)	(7)%

Revenue in North America decreased in fiscal 2010 as compared to fiscal 2009 primarily due to supply chain issues in the first quarter of fiscal 2010 and a weaker economy in the United States. Revenue in EMEA decreased in fiscal 2010 as compared to fiscal 2009 primarily due to weaker service provider sales in Europe and a weaker economy in Western Europe. Revenue in APAC increased in fiscal 2010 as compared to fiscal 2009 primarily due to stronger sales in China to a large service provider end user.

Revenue in North America decreased in fiscal 2009 as compared to fiscal 2008 primarily due to the economic downturn in the United States. Revenue in EMEA increased in fiscal 2009 as compared to fiscal 2008 primarily due to increased sales to service providers in Europe. Revenue in APAC decreased in fiscal 2009 as compared to fiscal 2008 primarily due to weakness in Japan and China due to sales execution issues.

We rely upon multiple channels of distribution, including a two-tiered distribution channel. One of these distribution channels, tier 1 distributors, consists of large distributors who purchase our products and make them available to resellers. Revenue through our tier 1 distributor channel was 59% of total product revenue in fiscal 2010, 53% in fiscal 2009 and 47% in fiscal 2008. The increase in distributor channel revenue over the past three years was due to a shift in business from direct sales to the channel as business through our strategic partners decreased coupled with strong sales from a new distributor in the U.S.

The level of sales to any one customer, including a distributor, may vary from period to period.

Cost of Revenue and Gross Profit

The following table presents the gross profit on product and service revenue and the gross profit percentage of net revenue for the fiscal years 2010, 2009 and 2008 (dollars in thousands):

	Year Ended				Year Ended
	June 27, 2010	June 28, 2009	$ Change	% Change	June 28, 2009	June 29, 2008	$ Change	% Change
Gross profit:
Product	$141,037	$157,041	$(16,004)	(10)%	$157,041	$178,980	$(21,939)	(12)%
Percentage of product revenue	56.63%	57.36%			57.36%	59.20%
Service	35,456	33,487	1,969	6%	33,487	26,328	7,159	27%
Percentage of service revenue	58.78%	54.20%			54.20%	44.20%

Total gross profit	$176,493	$190,528	$(14,035)	(7)%	$190,528	$205,308	$(14,780)	(7)%

Percentage of net revenue	57.05%	56.78%			56.78%	56.70%

Cost of product revenue includes costs of raw materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans, and document control. We outsource substantially all of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, document control and distribution at our facility in Santa Clara, California. Accordingly, a significant portion of our cost of product revenue consists of payments to our primary contract manufacturers, Flextronics International, Ltd. located in Guadalajara, Mexico, Alpha Networks, located in Hsinchu, Taiwan and Benchmark Electronic, Inc, located in Huntsville, Alabama, U.S.A. In addition, we OEM our wireless product line from Motorola.

Product gross profit in fiscal 2010 decreased as compared to fiscal 2009 primarily due to a $17.7 million decrease in sales volume driven by supply chain constraints in the first quarter of fiscal 2010 offset by a $1.1 million recovery of warranty expense incurred in the third quarter of fiscal 2010 from our outside design manufacturer and lower operating costs of $0.7 million due to cost controls.

Product gross profit in fiscal 2009 decreased as compared to fiscal 2008 primarily due to lower volume of $21.7 million and increased material cost of $6.1 million, offset by changes in product mix of $2.6 million, lower distribution cost of $1.9 million, lower royalties of $1.0 million due to the completion of amortization expense related to certain technology agreements and lower operating costs of $0.7 million due to cost controls.

Our cost of service revenue consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross profit in fiscal 2010 increased as compared to fiscal 2009 primarily due to lower return material authorization costs of $1.6 million and cost savings in professional services.

Service gross profit in fiscal 2009 increased as compared to fiscal 2008 primarily due to the result of an increase of $2.3 million in maintenance revenue primarily in EMEA, the use of written down inventory of $1.2 million, a reduction of customer specific warranty programs of $0.9 million and lower repair costs of $2.2 million due to improved quality.

Operating Expenses

The following table presents operating expenses and operating income (in thousands, except percentages):

	Year Ended				Year Ended
	June 27, 2010	June 28, 2009	$ Change	% Change	June 28, 2009	June 29, 2008	$ Change	% Change
Sales and marketing	$96,621	$98,235	$(1,614)	(2)%	$98,235	$103,490	$(5,255)	(5)%
Research and development	49,390	58,176	(8,786)	(15)%	58,176	65,335	(7,159)	(11)%
General and administrative	26,839	29,945	(3,106)	(10)%	29,945	34,668	(4,723)	(14)%
Restructuring charge, net of reversal	4,238	2,245	1,993	89%	2,245	893	1,352	151%
Litigation settlement	829	—	829	100%	—	—	—	0%

Total operating expenses	$177,917	$188,601	$(10,684)	(6)%	$188,601	$204,386	$(15,785)	(8)%

Operating (loss) income	$(1,424)	$2,061	$(3,485)	(169)%	$2,061	$895	$1,166	130%

The following table highlights our operating expenses and operating income as a percentage of net revenues:

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Sales and marketing	31.23%	29.28%	28.60%
Research and development	15.97%	17.34%	18.06%
General and administrative	8.68%	8.92%	9.58%
Restructuring charge, net of reversal	1.37%	0.67%	0.25%
Litigation settlement	0.27%	0.00%	0.00%

Total operating expenses	57.51%	56.20%	56.49%

Operating (loss) income	(.46)%	0.61%	0.25%

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses decreased in fiscal 2010 as compared to fiscal 2009 primarily due to lower salaries and benefits expenses of $1.1 million due to lower headcount and lower rent expense of $1.2 million due to the consolidation of sales offices worldwide, offset by $0.4 million increase in commissions due to mix of commissions based on large deals and $0.3 million in travel expenses due to year-end sales meetings.

Sales and marketing expenses decreased in fiscal 2009 as compared to fiscal 2008 primarily due to lower salaries and benefits of $1.3 million, lower commission expenses of $2.5 million resulting from lower revenue, lower travel of $1.1 million due to cost cutting measures and lower share-based compensation expense of $0.3 million. These decreases were offset by increases in general expenses of $1.1 million.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products. Research and development decreased in fiscal 2010 as compared to fiscal 2009 primarily due lower salaries and benefits expenses of $6.7 million due to lower headcount and lower engineering project expenses of $2.7 million due to discontinuation of several engineering projects, offset by a $0.5 million increase in stock-based compensation expense. We expense all research and development expenses as incurred.

Research and development expenses decreased in fiscal 2009 as compared to fiscal 2008 primarily due to lower project spending of $2.6 million on modular and stackable products, lower salaries and benefits of $2.2 million driven mainly by lower variable compensation expense, a decrease in the Avaya warrant amortization expense of $1.0 million, lower supplies and small equipment expense of $0.8 million and lower depreciation expense of $0.6 million.

General and Administrative Expenses

General and administrative expenses decreased in fiscal 2010 as compared to fiscal 2009 primarily due to lower professional fees of $2.9 million and lower salaries and benefits expense of $1.4 million due to lower headcount, offset by an increase in share-based compensation expense of $0.9 million.

General and administrative expenses decreased in fiscal 2009 as compared to fiscal 2008 primarily due to lower litigation fees of $4.0 million, lower share-based compensation of $0.4 million, and lower insurance costs of $0.4 million.

Restructuring Charge, Net of Reversal

During fiscal 2010, 2009 and 2008, we recorded restructuring charges of $4.2 million, $2.2 million, and $0.9 million, respectively.

Charges in fiscal 2010 were:

•

$4.6 million related to a restructuring of the organization from a business unit organization to a functional organization. In connection with the restructuring, we had a RIF and terminated 8% of our workforce. Total termination benefits were $4.1 million. The RIF was executed and completed in the second quarter of fiscal 2010. In addition, we eliminated certain redundant engineering projects in conjunction with the reorganization. We incurred $0.5 million related to the discontinued engineering projects.

•	$0.2 million increase in operating expenses related to one of our restructured facilities.

•	$0.5 million reversal of restructuring expense due to higher projected sublease receipt from a sublease renewal arrangement.

•	$0.1 million reversal of restructuring expense related to the settlement of employment termination benefits incurred in the third fiscal quarter of 2009.

Charges in fiscal 2009 were:

•

$0.8 million related to our termination of 1% of our workforce, exiting a leased facility where the terminated employees worked and the write-off of impaired assets as part of our strategic plan. This restructuring was completed by the end of the third quarter of fiscal 2009.

•

$1.9 million related to a RIF of a further 5% of our workforce to reduce operating costs and realign our organization in the current competitive operating environment. The RIF was executed in the third quarter of fiscal 2009 and was completed by the end of the fourth quarter of fiscal 2009.

These charges were offset by a reversal of $0.5 million of restructuring expense due to higher than projected sublease receipt from a sublease renewal arrangement.

Litigation Settlement

On July 16, 2010, we entered into a Memorandum of Understanding (“Network-1 MOU”) with Network-1 Security Solutions, Inc. The Network-1 MOU provides for a nonexclusive and worldwide license to certain patents of each party, and a release of claims based on any prior infringement of such patents. The license term is nine years and eight months and expires in March 2020. The release covers any potential claims arising out of the past use or practice of any of the patents. Total fees for the grant of the license under the Network-1 MOU were $2.4 million. We charged the estimated value of the release of prior claims of $0.2 million to Cost of Product Revenues for claims incurred in fiscal 2010 and $0.8 million to Litigation Settlement for claims incurred prior to fiscal 2010 in its fiscal 2010 financial statements. The remaining $1.4 million was recorded as other assets and is being recognized ratably over the license period in Cost of Product Revenue.

Interest Income

Interest income was $1.5 million in fiscal 2010, $3.4 million in fiscal 2009 and $10.2 million in fiscal 2008, representing a decrease of $1.9 million in fiscal 2010 from fiscal 2009, and a decrease of $6.8 million in fiscal 2009 from fiscal 2008. The decrease in interest income in fiscal 2010 from fiscal 2009 was due to a decrease in average funds available for investment and a decline in average interest yield from 2.4% in fiscal 2009 to 1.6% in fiscal 2010. The decrease in interest income in fiscal 2009 from fiscal 2008 was due to a decrease in funds available for investment as a result of cash expenditure of $101.4 million in connection with the repurchase of 28,571,428 shares of common stock in the first quarter of fiscal 2009 and a decline in average interest yield from 4.7% in fiscal 2008 to 2.4% in fiscal 2009.

Interest Expense

Interest expense was $0.1 million for each fiscal year 2010, 2009 and 2008. Interest expense in fiscal 2010 and fiscal 2009 were primarily related to interest amortization of technology agreements.

Other Income (Expense), net

Other income (expense) net, was expense of $0.1 million in fiscal 2010, income of $13,000 in fiscal 2009 and expense of $0.5 million in fiscal 2008.

Other expense in fiscal 2010 was primarily comprised of foreign currency losses of $0.4 million, offset by realized gain on investments of $0.1 million.

Other income in fiscal 2009 was primarily comprised of foreign currency gains due to the strengthening of the U.S. dollar in fiscal 2009.

Other income (expense), net for the fiscal year 2010 also includes an unrealized loss of $2.1 million on our Auction Rate Securities offset by $2.1 million gain in fair value of the Put Option related to our acceptance of the UBS Rights offer to repurchase our ARS in the third quarter of fiscal 2009.

Provision (Benefit) for Income Taxes

We recorded an income tax benefit of $0.4 million for fiscal 2010. The effective tax rate in fiscal 2010 was 223.6% which differs from the federal statutory tax rate of 35% due primarily to the tax impact of income from foreign operations, the release of previously established tax reserves and the recording of a valuation allowance against the majority of our deferred tax assets. As of June 27, 2010, we had net operating loss carryforwards for federal and state tax purposes of $262.8 million and $90.0 million, respectively, of which $53.7 million and $32.0 million, respectively, represent deductions from share-based compensation for which a benefit would be recorded in additional paid-in capital when realized. We also had federal and state tax credit carryforwards of

$8.4 million and $18.5 million, respectively, as of June 27, 2010. Federal net operating loss carryforwards of $262.8 million will expire between 2013 through 2030 and state net operating losses of $90.0 million will expire between 2011 through 2020, if not utilized. Federal tax credits of $8.4 million will expire beginning in 2020, if not utilized and state tax credits of $1.7 million will expire beginning in 2011, if not utilized. The additional state tax credits of $16.8 million will carry forward indefinitely.

The provisions for income taxes of $2.5 million and $2.2 million for fiscal 2009 and 2008, respectively, were recorded for taxes due on income generated in U.S federal, certain states and foreign tax jurisdictions. The effective tax rate was 46.8% and 20.6% for fiscal 2009 and 2008, respectively, which differs from the federal statutory tax rate of 35% due primarily to the benefit of U.S. net operating losses carryforwards and the tax impact of income from foreign operations.

Adjustments to Share Based Compensation Expense During Fiscal 2010

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

Management has determined that the impact of this error is not material to the previously issued annual and interim financial statements. Accordingly, the annual consolidated financial statements for the fiscal year ending June 27, 2010 include the cumulative adjustment to increase stock-based compensation expense by $0.9 million (or $0.01 per share) to correct these errors. We do not believe the correction of these errors is material to the annual consolidated financial statements for the fiscal year ending June 27, 2010.

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

Share-based Payments

We use the Black-Scholes option-pricing model to determine the fair value of option award and Employee Stock Purchase Plan (“ESPP”) on the date of grant with the weighted average assumptions. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The expected term of ESPP represents the contractual life of the ESPP purchase period. The risk-free rate based upon the estimated life of the option and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on both the implied volatilities from traded options on our stock and historical volatility on our stock. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate in fiscal 2010 based on our historical forfeiture experience is approximately 12%. We modified our estimated forfeiture rate in the fourth quarter of fiscal 2010 and recognized the cumulative effect of the change, as a decrease in compensation expense, in that quarter of approximately $0.1 million. We use the straight-line method for expense attribution, and we estimate forfeitures and only recognize expense for those shares expected to vest.

Revenue Recognition

We allocate revenue to each element of multiple element arrangements that include products containing software that is more-than-incidental using the residual method based on vendor specific objective evidence of fair value of the undelivered elements. We determine vendor specific objective evidence of fair value based on the price charged when the item is sold separately. Under the residual method, we first allocate the revenue for a multiple element arrangement to the undelivered elements based on their VSOE of fair value, and the remainder of the arrangement fee to the delivered elements.

We derive the majority of our revenue from sales of our networking equipment, with the remaining revenue generated from service fees relating to the service contracts, professional services, and training on our products. We generally recognize product revenue from our value-added resellers, non-stocking distributors and end-user customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. In instances where the criteria for revenue recognition are not met, revenue is deferred until all criteria have been met. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis over the contractual service period. Service contracts typically range from one to two years. Our total deferred product revenue was $1.4 million and $1.3 million as of June 27, 2010 and June 28, 2009, respectively. Our total deferred revenue for services, primarily from service contracts, was $36.4 million as of June 27, 2010 and $36.7 million as of June 28, 2009. Service contracts typically range from one to two years. Shipping costs are included in cost of product revenues.

We make certain sales to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that sell primarily to resellers and, on occasion, to end-user customers. We defer recognition of revenue on all sales until the distributors sell the product, as evidenced by monthly “sales-out” reports that the distributors provide to us. We grant these distributors the right to return a portion of unsold inventory for the purpose of stock rotation. We also grant these distributors certain price protection rights. The distributor-related deferred revenue and receivables are adjusted at the time of the stock rotation return or price reduction. We also provide distributors with credits for changes in selling prices, and allow distributors to participate in cooperative marketing programs. We maintain estimated accruals and allowances for these exposures based upon our contractual obligations. In connection with cooperative advertising programs, we do not meet the criteria in our accounting policy for recognizing the expenses as marketing expenses and accordingly, the costs are recorded as a reduction to revenue in the same period that the related revenue is recorded.

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

We provide an allowance for sales returns based on our historical returns, analysis of credit memo data and our return policies. The allowance for sales returns was $0.9 million as of June 27, 2010 and June 28, 2009 for estimated future returns that were recorded as a reduction of our accounts receivable. The provision for returns is charged to net revenue in the accompanying consolidated statements of operations, and was $7,000, $0.9 million and $1.0 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. If the historical data that we use to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenue. We estimate and adjust this allowance at each balance sheet date.

Inventory Valuation

Our inventory balance was $21.8 million as of June 27, 2010, compared with $12.4 million as of June 28, 2009. We value our inventory at lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We provide inventory allowances based on excess and obsolete inventories determined primarily by future demand forecasts. The allowance is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Any written down or obsolete inventory subsequently sold has not had a material impact on gross margin for any of the periods disclosed. Inventory write-downs charged to cost of product revenue were $1.8 million in fiscal 2010, $2.3 million in fiscal 2009 and $2.2 million in fiscal 2008.

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

Our accrued warranty balance was $3.2 million as of June 27, 2010 and June 28, 2009. The determination of our warranty requirements is based on our actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust this accrual at each balance sheet date in accordance with changes in these factors. In fiscal 2010, we recorded $0.6 million for a change in estimate resulting from losses identified related to a failure in one of our products, and recovered in a settlement all estimated costs related to this issue from our outside design manufacturer.

The cost of new warranties issued that was charged to cost of product revenue was $6.3 million in fiscal 2010, $7.1 million in fiscal 2009 and $5.7 million in fiscal 2008.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable balance, net of allowance for doubtful accounts, was $42.1 million and $37.6 million as of June 27, 2010 and June 28, 2009, respectively. The allowance for doubtful accounts for trade accounts receivable as of June 27, 2010 was $0.8 million, compared to $1.0 million as of June 28, 2009. We continually monitor and evaluate the collectability of our trade receivables based on a combination of factors. We record specific allowances for bad debts in general and administrative expense when we become aware of a specific customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends in the length of time the receivables are past due and historical collection experience. We mitigate some collection risk by requiring most of our customers in the Asia-Pacific region, excluding Japan and Australia, to pay cash in advance or secure letters of credit when placing an order with us. Our provision for doubtful accounts was an expense of $26,000 in fiscal 2010, expense of $0.2 million in fiscal 2009 and expense of $0.4 million in fiscal 2008.

Deferred Tax Asset Valuation Allowance

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Significant management judgment is required in determining our valuation allowance recorded against our net deferred tax assets. We make an assessment of the likelihood that our net deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not believed to be likely, a valuation allowance is established. We provided a full valuation allowance against all of our U.S. federal and state net deferred tax assets in fiscal 2003 in the amount of $194.8 million in accordance with our policy. In fiscal 2010, the valuation allowance increased by $11.5 million to $155.1 million, and in fiscal 2009, the valuation allowance decreased by $14.1 million to $143.6 million. We have not provided a valuation allowance against any of our non-U.S. deferred tax assets.

The valuation allowance requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period was given more weight than our expectations of future profitability, which are inherently uncertain. Our U.S. losses during those periods represented sufficient negative evidence to require a full valuation allowance against our U.S. federal and state net deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.

Accounting for Uncertainty in Income Taxes

We had unrecognized tax benefits of $23.9 million as of June 27, 2010. If fully recognized in the future, $1.0 million would impact our effective tax rate, and $22.9 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. We do not anticipate any material changes to our uncertain tax positions during the next twelve months.

Legal Contingencies

We are currently involved in various claims and legal proceedings, including negotiations regarding potential licenses from third parties who have notified us that they believe our products may infringe certain patents. Periodically, we review the status of each significant matter, whether litigation or licensing negotiation, and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals, if any, are based only on the most current and dependable information available at any given time. As additional information becomes available, we may reassess the potential liability from pending claims and litigation and the probability of claims being successfully asserted against us. As a result, we may revise our estimates related to these pending claims and litigation. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations, financial position and cash flows in the future. For further detail, see Note 3 of Notes to Consolidated Financial Statements for a description of legal proceedings.

Liquidity and Capital Resources

The following summarizes information regarding our cash, investments, and working capital (in thousands):

	June 27, 2010	June 28, 2009
Cash and cash equivalent	$49,004	$46,195
Short-term investments	64,854	8,976
Marketable securities	18,561	72,231

Total cash and investments	$132,419	$127,402

Working capital	$82,629	$23,414

Cash and cash equivalents increased by $2.8 million primarily due to cash provided by operating activities of $9.3 million and cash from financing activities of $1.1 million, offset by cash used in investing activities of $7.6 million. Refer to further discussions below under Key Components of Cash Flows and Liquidity.

Short-term investments increased by $55.9 million primarily due to the transfer of securities maturing within one year from marketable securities and the reclassification of $40.7 million of ARS balance from marketable securities in the first quarter of fiscal 2010. Refer to further discussions below under Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Marketable securities decreased by $53.7 million primarily due to the reclassification of $40.7 million of ARS balance to short-term investments and the transfer of securities maturing within one year to short-term investments.

The increase in working capital of $59.2 million was primarily due to the reclassification of ARS from marketable securities to short-term investments.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Net cash provided by operating activities	$9,306	$4,702	$16,166
Net cash (used in) provided by investing activities	$(7,582)	$70,379	$(21,053)
Net cash provided by (used in) financing activities	$1,085	$(99,256)	$3,684

Net increase (decrease) in cash and cash equivalents	$2,809	$(24,175)	$(1,203)

Cash and cash equivalents, short-term investments and marketable securities were $132.4 million and $127.4 million at June 27, 2010 and June 28, 2009, respectively, representing an increase of $5.0 million. This increase was primarily due to cash provided by operations of $9.3 million and cash provided by financing activities of $1.1 million, offset by capital expenditures of $5.1 million.

Cash provided by operating activities was $9.3 million, an increase of $4.6 million compared to cash provided by operating activities of $4.7 million in fiscal 2009. Net income was $0.2 million and included significant non-cash charges including depreciation of $5.6 million, $6.2 million in share-based compensation expense and $1.8 million in the provision for excess and obsolete inventory. Accounts receivable, net, decreased to $42.1 million at June 27, 2010 from $37.6 million at June 28, 2009. Days sales outstanding in receivables increased to 45 days at June 27, 2010 from 42 days at June 28, 2009. The increase in accounts receivable and days sales outstanding were primarily due to increased billings in the fourth quarter of fiscal 2010. Inventories increased to $21.8 million at June 27, 2010 from $12.4 million at June 28, 2009. Inventory balance of $12.4 million at June 28, 2009 was lower than the normal inventory balance between $16.0 million to $18.0 million due to decreased inventory forecast demand. We increased our inventory balance to $21.8 million as of June 27, 2010 in anticipation of increased sales demand for the upcoming first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010. Deferred revenue, net decreased to $37.2 million at June 27, 2010 from $37.5 million at June 28, 2009. This decrease was due primarily to a reduction in renewals of service maintenance agreements for products which are entering end of support life.

Cash flow used in investing activities was $7.6 million. Capital expenditures were $5.1 million and purchases of investments were $51.6 million, offset by proceeds from maturities of investments and marketable securities of $34.5 million and sales of investments and marketable securities of $14.6 million.

Cash provided by financing activities was $1.1 million from the issuance of common stock.

As of June 27, 2010, we had letters of credit totaling $0.2 million secured by cash. These letters of credit are primarily issued in lieu of making cash deposits with third parties.

In October 2008, we entered into a secured line of credit with UBS, collateralized by our ARS held by UBS. The maximum amount of credit available under this line of credit is $28.8 million. On November 7, 2008 we accepted the UBS Rights offer and hence the terms of the “no net cost” loan program apply to this line of credit. Under this program, the interest rate on this secured credit facility will be equivalent to the interest rate earned by us on the ARS at UBS, resulting in no net interest cost to us. There are currently no outstanding borrowings under this line of credit. On June 30, 2010, we exercised our UBS Rights to redeem the remaining ARS at par. Upon exercising the UBS Rights, this line of credit was terminated.

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

Contractual Obligations

The following summarizes our contractual obligations at June 27, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than Five Years
Contractual Obligations:
Non-cancelable inventory purchase commitments	$39,123	$39,123	$—	$—	$—
Non-cancelable operating lease obligations	11,235	6,706	2,761	1,034	734
Other non-cancelable purchase commitments	2,484	1,734	750	—	—

Total contractual cash obligations	$52,842	$47,563	$3,511	$1,034	$734

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $39.1 million as of June 27, 2010, an increase of $19.2 million from $19.9 million as of June 28, 2009. The increase was due to higher projected sales in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010. We did not have any material commitments for capital expenditures as of June 27, 2010. Other non-cancelable purchase commitments represent OEM and technology agreements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 27, 2010.

Capital Resources and Financial Condition

As of June 27, 2010, in addition to $49.0 million in cash and cash equivalents, we had $64.9 million invested in short-term investments and $18.6 million invested in long-term marketable investments for a total cash and cash equivalents, short-term investments and marketable securities of $132.4 million.

At June 27, 2010, we held approximately $25.3 million (par value) of illiquid non-current Auction Rate Securities (ARS). The decline in value of these securities reflects market related liquidity conditions resulting from the general collapse of the credit markets and not the issuer’s creditworthiness. The ARS are collateralized by student loan portfolios that are approximately 93% guaranteed by the US Department of Education and maintain a credit rating of AAA and AA. Historically, these securities provided liquidity to investors through their interest rate reset feature – i.e., interest rates on these securities are reset through a bidding process (or auction) at frequent, pre-determined intervals (typically every 7 to 28 days). At each reset, investors could either rollover and maintain their holdings or liquidate them at par value. Since February 2008, auctions related to our ARS have failed as a result of the deterioration of the credit markets, rendering these securities illiquid.

On November 7, 2008, we accepted an offer (the “UBS Rights Offer”) from UBS AG (“UBS”), providing us with certain rights related to our ARS (the “Rights”). The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. As of June 27, 2010, UBS exercised its rights to call back the ARS at par for $9.8 million and issuers redeemed $5.7 million of ARS at par. On June 30, 2010, we sold the remaining ARS balance of $25.3 million at par under the Rights. On July 1, 2010, we received $25.3 million plus accrued interest in cash from UBS for the ARS settlement.

In October 2008, we entered into a secured line of credit with UBS, collateralized by our ARS held by UBS. The maximum amount of credit available under this line of credit is $28.8 million. When we accepted the UBS Rights Offer in November 2008, the terms of the UBS “no net cost” loan program were applied to this line of credit. Under this program, the interest rate on this secured credit facility will be equivalent to the interest rate earned by us on the ARS, resulting in no net interest cost to us. As of June 27, 2010, there was no outstanding borrowing under this line of credit. On June 30, 2010, we exercised our UBS Rights to redeem the remaining ARS at par. Upon exercising the UBS Rights, this line of credit was terminated.

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

In October 2009, the FASB issued a new accounting standard which excludes from the scope of software revenue guidance the revenue arrangements that include tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality. At the same time, the FASB also issued a new accounting standard which updates existing guidance pertaining to the separation and allocation of consideration in a multiple element arrangement. This new guidance will be applicable to our multiple element arrangements that include such tangible products. The new standards are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this accounting standard is not expected to have a material effect on the amount of revenue reported.

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

As of June 27, 2010, we held a variety of interest bearing ARS that represent investments in pools of student loans. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. On November 7, 2008, we accepted the UBS Rights Offer from UBS, providing us with rights related to our ARS. The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. During the first quarter of fiscal 2010, we reclassified our entire balance of ARS from marketable securities to short-term securities in our consolidated balance sheet. The reclassification is a result of the Put Option being due within less than one year from the balance sheet date. Beginning in 2010, we began to sell our ARS under the Rights. As of June 27, 2010, UBS exercised its rights to call back the ARS at par for $9.8 million and issuers redeemed $5.7 million of ARS at par. On June 30, 2010, we sold the remaining ARS balance of $25.3 million at par under the Rights. On July 1, 2010, we received $25.3 million plus accrued interest in cash from UBS for the ARS settlement.

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

The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 27, 2010 and June 28, 2009. This table does not include money market funds because those funds are generally not subject to market risk. Included within short-term investments as of June 27, 2010 within this table is our ARS portfolio held at UBS.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
June 27, 2010:
Included in short-term investments	$31,255	$33,599		$64,854	$64,854
Weighted average interest rate	1.62%	1.84%
Included in marketable securities			$18,561	$18,561	$18,561
Weighted average interest rate			1.58%

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
June 28, 2009:
Included in cash and cash equivalents	$11,368			$11,368	$11,368
Weighted average interest rate	0.11%
Included in short-term investments	$0	$8,976		$8,976	$8,976
Weighted average interest rate	0.00%	2.03%
Included in marketable securities			$72,231	$72,231	$72,231
Weighted average interest rate			1.52%

We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of its balance sheets. Such an unrealized gain or loss does not reduce net income for the applicable accounting period. If the fair value of an available-for-sale debt instrument is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) we intend to sell the instrument, (2) it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis, or (3) we do not expect to recover the entire amortized cost basis of the instrument (that is, a credit loss exists). If we intend to sell or it is more likely than not that we will be required to sell the available-for-sale debt instrument before recovery of its amortized cost basis, we recognize an other-than-temporary impairment in earnings equal to the entire difference between the debt instruments’ amortized cost basis and its fair value. For available-for-sale debt instruments that are considered other-than-temporarily impaired due to the existence of a credit loss, if we do not intend to sell and it is not more likely than not that we will be required to sell the instrument before recovery of its remaining amortized cost basis (amortized cost basis less any current-period credit loss), we separate the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the debt instrument’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the debt instrument’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income (loss).

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona, the Indian Rupee and the British Pound. These derivatives do not qualify as hedges. At June 27, 2010, these forward foreign currency contracts had a notional principal amount of $19.1 million and fair value was $0.1 million. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

Foreign currency transaction gains and losses from operations were a loss of $0.4 million in fiscal 2010, a loss of $0.1 million in fiscal 2009 and a loss of $0.7 million in fiscal 2008.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Extreme Networks, Inc.

We have audited the accompanying consolidated balance sheets of Extreme Networks, Inc. as of June 27, 2010 and June 28, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 27, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Extreme Networks, Inc. at June 27, 2010 and June 28, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 27, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, in fiscal year 2008, Extreme Networks, Inc. changed its method of accounting for uncertain tax positions in accordance with the guidance provided in Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (codified in FASB ASC Topic 740, Income Taxes).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Extreme Networks, Inc.’s internal control over financial reporting as of June 27, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 20, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

August 20, 2010

EXTREME NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 27, 2010	June 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$49,004	$46,195
Short-term investments	64,854	8,976
Accounts receivable, net of allowances of $1,969 at June 27, 2010 ($2,135 at June 28, 2009)	42,057	37,616
Inventories, net	21,842	12,380
Deferred income taxes	392	244
Prepaid expenses and other current assets, net	3,932	4,368

Total current assets	182,081	109,779
Property and equipment, net	43,572	44,229
Marketable securities	18,561	72,231
Other assets, net	15,731	13,736

Total assets	$259,945	$239,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,543	$12,771
Accrued compensation and benefits	13,365	12,320
Restructuring liabilities	3,097	3,559
Accrued warranty	3,169	3,170
Deferred revenue, net	29,552	30,058
Deferred revenue, net of cost of sales to distributors	18,345	9,821
Other accrued liabilities	13,381	14,666

Total current liabilities	99,452	86,365
Restructuring liabilities, less current portion	273	3,519
Deferred revenue, less current portion	7,633	7,425
Deferred income taxes	731	564
Other long-term liabilities	2,661	592
Commitments and contingencies (Note 3)	—	—
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 129,827,715 issued at June 27, 2010 and 128,425,140 issued at June 28, 2009	130	128
Treasury stock, 39,625,305 shares at June 27, 2010 and June 28, 2009	(149,666)	(149,666)
Additional paid-in-capital	956,792	949,113
Accumulated other comprehensive income	1,100	1,323
Accumulated deficit	(659,161)	(659,388)

Total stockholders’ equity	149,195	141,510

Total liabilities and stockholders’ equity	$259,945	$239,975

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	June 27,	June 28,	June 29,
	2010	2009	2008
Net revenues:
Product	$249,035	$273,772	$302,313
Service	60,319	61,787	59,522

Total net revenues	309,354	335,559	361,835

Cost of revenues:
Product	107,998	116,731	123,333
Service	24,863	28,166	33,221

Total cost of revenues	132,861	144,897	156,554

Gross profit:
Product	141,037	157,041	178,980
Service	35,456	33,621	26,301

Total gross profit	176,493	190,662	205,281

Operating expenses:
Sales and marketing	96,621	98,235	103,490
Research and development	49,390	58,176	65,335
General and administrative	26,839	29,945	34,668
Restructuring charge, net of reversal	4,238	2,245	893
Litigation Settlement	829	—	—

Total operating expenses	177,917	188,601	204,386

Operating (loss) income	(1,424)	2,061	895
Interest income	1,481	3,360	10,229
Interest expense	(141)	(147)	(89)
Other (expense) / income, net	(99)	13	(476)

(Loss) income before income taxes	(183)	5,287	10,559
Provision for income taxes	(410)	2,472	2,178

Net income	$227	$2,815	$8,381

Basic and diluted net income per share:
Net income per share – basic	$0.00	$0.03	$0.07
Net income per share – diluted	$0.00	$0.03	$0.07
Shares used in per share calculation – basic	89,281	94,225	115,002
Shares used in per share calculation – diluted	89,477	94,284	115,784

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 1, 2007	125,105	$125	(11,054)	$(48,303)	$934,415	$572	$(670,584)	$216,225
Components of comprehensive income:
Net income	—	—	—	—	—	—	8,381	8,381
Change in unrealized gain on investments, net of tax expense of $0	—	—	—	—	—	(2,346)	—	(2,346)
Foreign currency translation adjustment	—	—	—	—	—	1,051	—	1,051

Total comprehensive income								7,086

Exercise of options to purchase common stock	840	1	—	—	2,444	—	—	2,445
Issuance of common stock under employee stock purchase plan	480	—	—	—	1,425	—	—	1,425
Issuance of restricted stock, net of repurchases	74		—	—	(195)	—	—	(195)
Exercise of warrant by Avaya	859	1	—	—	8	—	—	9
Share-based payments, net of repurchases	—	—	—	—	5,059	—	—	5,059

Balances at June 29, 2008	127,358	$127	(11,054)	$(48,303)	$943,156	$(723)	$(662,203)	$232,054
Components of comprehensive income:
Net income	—	—	—	—	—	—	2,815	2,815
Change in unrealized gain on investments, net of tax expense of $0	—	—	—	—	—	3,159	—	3,159
Foreign currency translation adjustment	—	—	—	—	—	(1,113)	—	(1,113)

Total comprehensive income								4,861

Exercise of options to purchase common stock	399	—	—	—	1,124	—	—	1,124
Issuance of common stock under employee stock purchase plan	666	1	—	—	1,166	—	—	1,167
Issuance of restricted stock, net of repurchases	2		—	—	(184)	—	—	(184)
Share-based payments, net of repurchases	—	—	—	—	3,851	—	—	3,851
Repurchase of common stock	—	—	(28,571)	(101,363)		—	—	(101,363)

Balances at June 28, 2009	128,425	$128	(39,625)	$(149,666)	$949,112	$1,323	$(659,388)	$141,510
Components of comprehensive income:
Net income	—	—	—	—		—	227	227
Change in unrealized gain on investments, net of tax expense of $0	—	—	—	—		(265)	—	(265)
Foreign currency translation adjustment	—	—	—	—		42	—	42

Total comprehensive income								4

Exercise of options to purchase common stock	337	—	—	—	739	—	—	739
Issuance of common stock under employee stock purchase plan	620	1	—	—	1,101	—	—	1,102
Issuance of restricted stock, net of repurchases	446	1	—	—	(750)	—	—	(749)
Share-based payments	—	—	—	—	6,243	—	—	6,243
Repurchase of employee stock options	—	—	—	—	(7)	—	—	(7)
Acceleration of employee stock option					353			353

Balances at June 27, 2010	129,828	$130	(39,625)	$(149,666)	$956,792	$1,100	$(659,161)	$149,195

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Cash flows from operating activities:
Net income	$227	$2,815	$8,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,588	5,902	7,193
Change in value / loss (gain) on value of UBS option to put securities	2,091	(4,520)	—
Auction rate securities mark to market, trading (gain) loss	(2,091)	4,520	—
(Recovery of) provision for doubtful accounts	(26)	232	416
Provision for excess and obsolete inventory	1,782	2,265	2,172
Deferred income taxes	21	170	578
Amortization of warrant	—	—	1,349
Loss on retirement of assets	178	94	300
Stock-based compensation	6,235	3,854	5,059
Restructuring charge, net of reversal	4,238	2,244	893
Changes in operating assets and liabilities, net
Accounts receivable	(4,414)	19,730	(18,119)
Inventories	(11,236)	(706)	5,567
Prepaid expenses and other assets	(1,560)	26	5,813
Accounts payable	5,773	(4,150)	(4,382)
Accrued compensation and benefits	1,045	(6,636)	4,115
Restructuring liabilities	(7,593)	(4,553)	(5,492)
Accrued warranty	(0)	(1,654)	(2,359)
Deferred revenue, net	(299)	(2,807)	(1,791)
Deferred revenue, net of cost of sales to distributors	8,524	(4,317)	2,151
Other accrued liabilities	(1,245)	(7,341)	5,226
Other long-term liabilities	2,068	(466)	(904)

Net cash provided by operating activities	9,306	4,702	16,166

Cash flows (used in) provided by investing activities:
Capital expenditures	(5,109)	(6,877)	(7,683)
Purchases of investments	(51,552)	(44,479)	(307,442)
Proceeds from maturities of investments and marketable securities	34,452	28,164	122,063
Proceeds from sales of investments and marketable securities	14,627	93,571	172,009

Net cash (used in) provided by investing activities	(7,582)	70,379	(21,053)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	1,085	2,107	3,684
Repurchase of common stock, including expenses	—	(101,363)	—

Net cash provided by (used in) financing activities	1,085	(99,256)	3,684

Net increase (decrease) in cash and cash equivalents	2,809	(24,175)	(1,203)

Cash and cash equivalents at beginning of period	46,195	70,370	71,573

Cash and cash equivalents at end of period	$49,004	$46,195	$70,370

Supplemental disclosure of cash flow information:
Interest paid	$141	$146	$88
Cash paid for income taxes, net	$1,197	$2,825	$996

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is a 52/53-week fiscal accounting year that closes on the Sunday closest to June 30th every year. Fiscal 2010, 2009 and fiscal 2008 were 52-week fiscal years. All references herein to “fiscal 2010” or “2010” represent the fiscal year ended June 27, 2010. The Company has evaluated all subsequent events through the date the financial statements were filed with the SEC.

Principles of Consolidation

The consolidated financial statements include the accounts of Extreme Networks and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

The Company uses the U.S. dollar predominately as its functional currency. The functional currency for certain of its foreign subsidiaries is the local currency. For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated to United States dollars at current rates of exchange; and revenue and expenses are translated using average rates. Foreign currency transaction gains and losses from operations were a loss of $0.4 million in fiscal 2010, a loss of $0.1 million in fiscal 2009 and a loss of $0.7 million in fiscal 2008.

Reclassification

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications impacted the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders’ Equity. Specifically, the Company reclassified back-end rebate for distributors from Other Accrued Liabilities to contra Accounts Receivable and gains and losses from foreign currency transactions from Cost of Revenues and Operating Expenses to Other Income (Expense) beginning in the second and fourth quarter of fiscal 2010, respectively, with the prior periods updated to conform to this presentation.

Adjustments

The audited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and out of period share based compensation adjustments totaling $0.9 million that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the annual period presented and the financial condition of Extreme Networks at June 27, 2010.

Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts reported in the financial statements and accompanying notes. Estimates are used for, but are not limited to, the accounting for the allowances for doubtful accounts and sales returns, inventory valuation, depreciation and amortization, valuation of ARS, valuation of UBS Put Option, impairment of long-lived assets, warranty accruals, restructuring liabilities, measurement of share-based compensation costs and income taxes. Actual results could differ materially from these estimates.

Revenue Recognition

The Company allocates revenue to each element of multiple element arrangements that include products containing software that is more-than-incidental using the residual method based on vendor specific objective evidence of fair value of the undelivered elements. The Company determines vendor specific objective evidence of fair value based on the price charged when the item is sold separately. Under the residual method, the Company first allocates the revenue for a multiple element arrangement to the undelivered elements based on their VSOE of fair value, and the remainder of the arrangement fee to the delivered elements.

The Company derives the majority of its revenue from sales of its networking equipment, with the remaining revenue generated from service fees relating to the service contracts, professional services, and training for its products. The Company generally recognizes product revenue from its value-added resellers and end-user customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable, and collection of the sales proceeds is reasonably assured. In instances where the criteria for revenue recognition are not met, revenue is deferred until all criteria have been met. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis over the contractual service period. Service contracts typically range from one to two years. The Company’s total deferred product revenue was $1.4 million and $1.3 million as of June 27, 2010 and June 28, 2009, respectively. The Company’s total deferred revenue for services, primarily from service contracts, was $36.4 million as of June 27, 2010 and $36.7 million as of June 28, 2009. Service contracts typically range from one to two years. Shipping costs are included in cost of product revenues.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides an allowance for sales returns based on its historical returns, analysis of credit memo data and its return policies. The allowance for sales returns was $0.9 million as of June 27, 2010 and June 28, 2009 for estimated future returns that were recorded as a reduction of our accounts receivable. The provision for returns is charged to net revenue in the accompanying consolidated statements of operations, and was $7,000, $0.9 million and $1.0 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. If the historical data that the Company uses to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenue. The Company estimates and adjusts this allowance at each balance sheet date.

Cash Equivalents, Short-Term Investments and Marketable Securities

Summary of Available-for-Sale Securities and Trading Securities

	June 27, 2010	June 28, 2009
Cash equivalent	$42,544	$43,367
Short-term investments	64,855	8,976
Marketable securities	18,561	72,231

Total available-for-sale and trading securities	$125,960	$124,574

Available-for-Sale Securities

The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
June 27, 2010:
Money market funds	$42,544	$42,544	$—	$—
U.S. corporate debt securities	53,525	53,570	159	(114)
U.S. government agency securities	4,413	4,514	101	—

	$100,482	$100,628	$260	$(114)

Classified as:
Cash equivalents	$42,544	$42,544	$—	$—
Short-term investments	39,381	39,523	202	(60)
Marketable securities	18,557	18,561	58	(54)

	$100,482	$100,628	$260	$(114)

June 28, 2009:
Money market funds	$35,367	$35,367	$—	$—
U.S. corporate debt securities	37,184	37,437	253	—
U.S. government agency securities	10,829	10,987	158	—

	$83,380	$83,791	$411	$—

Classified as:
Cash equivalents	$43,367	$43,367	$—	$—
Short-term investments	8,965	8,976	11	—
Marketable securities	31,048	31,448	400	—

	$83,380	$83,791	$411	$—

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of available-for-sale investments in debt securities at June 27, 2010, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$39,381	$39,523
Due in 1-2 years	11,659	11,665
Due in 2-5 years	6,898	6,896
Due in more than 5 years	—	—

Total investments in available for sale debt securities	$57,938	$58,084

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

The Company records unrealized and realized gains and losses on the Company’s trading securities, net of tax, in other income (expense), net, in its statements of operations. The ARS are held with UBS AG (“UBS”) and the Company accepted a Rights offer on November 7, 2008 (see discussions below). The ARS and Put Option (as defined below) represent a fair value of $25.3 million and are reflected in short-term investments trading as of June 27, 2010. The reclassification to short-term investment is made based on the Company’s intention to exercise the Put Option which first comes due in less than one year from the balance sheet date.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 27, 2010:
U.S. corporate debt securities	$26,809	$(114)	$—	$—	$26,809	$(114)

Realized gains or losses recognized on the sale of investments were not significant for fiscal 2010, fiscal 2009 and fiscal 2008. The unrealized gains / (losses) on the Company’s investments were caused by interest rate fluctuations. Substantially all of the Company’s available-for-sale investments are investment grade government and corporate debt securities that have maturities of less than 3 years. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized costs.

Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale securities, trading securities and foreign currency derivatives. Fair value is measured based on a fair value hierarchy following three levels of inputs, of which the first two are considered observable and the last unobservable:

• Level 1	-	Quoted prices in active markets for identical assets or liabilities;

• Level 2	-	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

• Level 3	-	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis:

June 27, 2010	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Federal agency notes	$—	$4,514	$—	$4,514
Money market funds	42,544			42,544
Corporate notes/bonds		53,570		53,570
Auction rate securities			22,902	22,902
Put Option			2,429	2,429
Derivative instruments:
Foreign currency forward contracts		109		109

Total	$42,544	$58,193	$25,331	$126,068

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 28, 2009	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Commercial paper	$—	$8,000	$—	$8,000
Federal agency notes		10,987		10,987
Money market funds	35,367			35,367
Corporate notes/bonds		29,437		29,437
Auction rate securities			36,263	36,263
Put Option			4,520	4,520
Derivative instruments:
Foreign currency forward contracts		(58)		(58)

Total	$35,367	$48,366	$40,783	$124,516

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets for fiscal 2010 (in thousands):

Auction Rate Securities
Balance as of June 28, 2009	$36,263
Change in interest accrued	(2)
Change in unrealized loss	2,091
Redemptions at par by issuers	(5,675)
Redemptions at par by UBS	(9,775)

Balance as of June 27, 2010	$22,902

Put Option
Balance as of June 28, 2009	$4,520
Change in value in Put Option	(2,091)

Balance as of June 27, 2010	$2,429

Level 3 assets consist of ARS whose underlying assets are student loans which are substantially backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. These ARS are held by UBS, the Company’s investment provider. In November 2008, the Company accepted an offer (the “Right”) from UBS entitling the Company to sell at par value ARS originally purchased from UBS (approximately $40.8 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012. Although the Company expects to sell its ARS under the Right, if the Right is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy the Company’s ARS. The enforceability of the Right results in the creation of an asset akin to a Put Option (the Company has the right to “put” the ARS back to UBS at some specified date for a payment equal to the par value of the ARS). The Put Option is a free standing asset separate from the ARS. The Company has valued the ARS and Put Option using a discounted cash flow model based on Level 3 assumptions. The assumptions used in valuing the ARS and the Put Option include estimates of, based on data available as of June 27, 2010, interest rates, timing and amount of cash flows, credit and liquidity premiums, expected holding periods of the ARS and bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. During the first quarter of fiscal 2010, the Company reclassified its

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entire balance of ARS from marketable securities to short-term securities in its consolidated balance sheet. The reclassification is a result of the Put Option being due within less than one year from the balance sheet date and the Company’s intention to exercise the Put Option. As of June 27, 2010, UBS exercised its rights to call back the ARS at par for $9.8 million and issuers redeemed $5.7 million of ARS at par. On June 30, 2010, the Company sold the remaining ARS balance of $25.3 million at par under the Rights. On July 1, 2010, the Company received $25.3 million plus accrued interest in cash from UBS for the ARS settlement.

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit. The Company mitigates some collection risk by requiring most of its customers in the Asia-Pacific region, excluding Japan, to pay cash in advance or secure letters of credit when placing an order with it. Tech Data and Westcon accounted for 12% and 12%, respectively, of the Company’s net revenue in fiscal 2010. Tech Data Corporation and Ericsson AB accounted for 11% and 10%, respectively, of the Company’s net revenue in fiscal 2009. Tech Data Corporation accounted for 11% of the Company’s net revenue in fiscal 2008. Scansource Inc. and Westcon Group Inc. accounted for 14% and 13%, respectively, of the Company’s accounts receivable balance at June 27, 2010. Westcon Group Inc. and Ericsson Enterprise AB accounted for 15% and 14%, respectively, of the Company’s accounts receivable balance at June 28, 2009.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Substantially all receivables were trade receivables as of June 27, 2010 and June 28, 2009.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost, determined on a first-in, first-out basis, or replacement cost. Inventories, net of write-downs for excess and obsolete inventory (which the Company determines primarily based on future demand forecasts) of $5.2 million and $4.7 million at June 27, 2010 and June 28, 2009, respectively, consist of (in thousands):

	June 27, 2010	June 28, 2009
Raw materials	$1,346	$42
Finished goods	20,496	12,338

Total	$21,842	$12,380

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

	June 27, 2010	June 28, 2009
Computer equipment	$65,210	$65,866
Land	20,600	20,600
Buildings and improvements	19,164	18,629
Purchased software	18,549	19,088
Office equipment, furniture and fixtures	3,808	3,962
Leasehold improvements	5,795	5,933

	133,126	134,078
Less accumulated depreciation and amortization	(89,554)	(89,849)

Property and equipment, net	$43,572	$44,229

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenue, Net

Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenue where the revenue recognition criteria have not been met related to sales by the Company to its resellers or directly to its end-customers. Product revenue includes shipments to end-users and value-add resellers. The following table summarizes deferred revenue, net at the end of fiscal 2010 and 2009, respectively (in thousands):

	June 27, 2010	June 28, 2009
Deferred services	$36,360	$36,690
Deferred product
Deferred revenue	1,415	1,315
Deferred cost of sales	(590)	(522)

Deferred product revenue, net	825	793
Balance at end of period	37,185	37,483
Less: current portion	29,552	30,058

Non-current deferred revenue, net	$7,633	$7,425

The Company offers renewable support arrangements, including extended warranty contracts, to its customers that range generally from one to five years. Deferred support revenue is included within deferred revenue, net within the Services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Year Ended
	June 27, 2010	June 28, 2009
Balance beginning of period	$36,194	$38,778
New support arrangements	57,098	54,818
Recognition of support revenue	(57,099)	(57,402)

Balance end of period	36,193	36,194
Less current portion	28,560	28,769

Non-current deferred revenue	$7,633	$7,425

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

The following table summarizes deferred revenue, net of cost of sales to distributors at the end of fiscal 2010 and 2009, respectively (in thousands):

	June 27, 2010	June 28, 2009
Deferred revenue	$24,252	$13,644
Deferred cost of Sales	(5,907)	(3,823)

Total deferred revenue, net of cost of sales to distributors	$18,345	$9,821

Guarantees and Product Warranties

Upon issuance of a standard product warranty, the Company discloses and recognizes a liability for the fair value of the obligation it assumes under the warranty. The following table summarizes the activity related to the Company’s product warranty liability during fiscal 2010, fiscal 2009 and fiscal 2008:

	Year ended
	June 27, 2010	June 28, 2009	June 29, 2008
Balance beginning of period	$3,170	$4,824	$7,182
New warranties issued	6,318	7,115	5,707
Warranty expenditures	(6,882)	(6,679)	(6,650)
Change in estimates	563	(2,090)	(1,415)

Balance end of period	$3,169	$3,170	$4,824

The Company’s standard hardware warranty period is typically 12 months from the date of shipment to end-users and 90 days for software. For certain access products, the Company offers a limited lifetime hardware warranty commencing on the date of shipment from the Company and ending five (5) years following the Company’s announcement of the end of sale of such product. Upon shipment of products to its customers, the Company estimates expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability in cost of product revenue for this amount. The determination of the Company’s warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. The Company estimates and adjusts these accruals at each balance sheet date in accordance with changes in these factors. In fiscal 2010, the Company recorded $0.6 million for a change in estimate resulting from losses identified related to a failure in one of its products and recovered in a settlement all estimated costs related to this issue from its outside design manufacturer.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the claim. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on its operating results or financial position.

Other Accrued Liabilities

The following are the components of other accrued liabilities (in thousands):

	June 27, 2010	June 28, 2009
Accrued income taxes	$598	$2,467
Accrued general and administrative costs	2,674	3,306
Accrued research and development costs	1,326	1,445
Accrued overhead costs	3,457	4,663
Accrued marketing development funds	1,976	1,332
Other accrued liabilities	3,350	1,453

Total	$13,381	$14,666

Advertising

Cooperative advertising obligations with customers are accrued and the costs expensed at the time the related revenue is recognized. All other advertising costs are expensed as incurred. Cooperative advertising expenses are recorded as marketing expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Otherwise, such cooperative advertising obligations with customers are recorded as a reduction of revenue. Advertising expenses were $0.1 million in fiscal 2010 and $0.2 million for each of fiscal 2009 and fiscal 2008.

Recently Issued Accounting Standards

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

In October 2009, the FASB issued a new accounting standard which excludes from the scope of software revenue guidance the revenue arrangements that include tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality. At the same time, the FASB also issued a new accounting standard which updates existing guidance pertaining to the separation and allocation of consideration in a multiple element arrangement. This new guidance will be applicable to the Company’s multiple element arrangements that include such tangible products. The new standards are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this accounting standard is not expected to have a material effect on the amount of revenue reported.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Commitments, Contingencies and Leases

Line of Credit

In October 2008, UBS and the Company entered into a secured line of credit collateralized by the Company’s ARS held by UBS. The maximum amount of credit available under this line of credit is $28.8 million. On November 7, 2008 the Company accepted the UBS Rights offer from UBS and hence the terms of the “no net cost” loan program apply to this line of credit. Under this program, the interest rate on this secured credit facility will be equivalent to the interest rate earned by the Company on the ARS at UBS, resulting in no net interest cost to the Company. There are currently no outstanding borrowings under this line of credit. On June 30, 2010, the Company exercised its UBS Rights to redeem the remaining ARS at par. Upon exercising the UBS Rights, this line of credit was terminated.

Leases

The Company leases office space for its various United States and international sales offices. Certain leases contain rent escalation clauses and renewal options. The Company subleases certain of its leased facilities to third party tenants. Future annual minimum lease payments under all noncancelable operating leases and future rental income under all noncancelable subleases (including facilities included in the Company’s restructuring accruals) having initial or remaining lease terms in excess of one year at June 27, 2010 were as follows (in thousands):

	Future Lease Payments	Future Rental Income
Fiscal 2011	$6,706	$399
Fiscal 2012	1,883	—
Fiscal 2013	878	—
Fiscal 2014	837
Thereafter	931	—

Total minimum payments	$11,235	$399

Rent expense, excluding restructuring rent expense, was approximately $4.2 million in fiscal 2010, $4.7 million in fiscal 2009, and $4.8 million in fiscal 2008, net of sublease income of zero, $0.1 million and $0.2 million in the respective periods.

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. The arrangements allow them to procure long lead-time component inventory on the Company’s behalf based upon a rolling production forecast provided by it. The Company is obligated to the purchase of long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of June 27, 2010, the Company had non-cancelable commitments to purchase approximately $39.1 million of such inventory during the first quarter of fiscal 2011.

Legal Proceedings

Shareholder Litigation Relating to Historical Stock Option Practices

On April 25, 2007, an individual identifying herself as one of the Company’s shareholders filed a derivative action in the United States District Court for the Northern District of California purporting to assert claims on

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

behalf of and in the Company’s name against various of the Company’s current and former directors and officers relating to historical stock option granting from 1999 to 2002 and related accounting practices. Two similar derivative actions were filed thereafter in the same court by other individuals and the three cases were consolidated by order of the Court. After two amended complaints were filed by the lead plaintiff, the Company filed a motion to dismiss the second amended complaint, which was granted without prejudice on August 12, 2008.

On August 22, 2008, Kathleen Wheatley, an individual identifying herself as one of the Company’s shareholders, filed a motion for the Court to reconsider its ruling on August 12, 2008 granting the Company’s motion to dismiss. In response, the Company asked the Court to reject Ms. Wheatley’s motion on various grounds, including that Ms. Wheatley is not a party to this derivative action. The Court has not yet ruled on Ms. Wheatley’s motion. On September 4, 2008, Ms. Wheatley filed both a motion to intervene in the derivative action and a third amended complaint, which differs little from the first amended complaint. The third amended complaint continues to allege that various of the Company’s current and former directors and officers breached their fiduciary duties and other obligations to the Company and violated state and federal securities laws in connection with its historical grants of stock options. The Company is named as a nominal defendant in the action, but it has customary indemnification agreements with the named defendants. On the Company’s behalf, Ms. Wheatley seeks unspecified monetary and other relief against the named defendants. The Court has granted Ms. Wheatley’s motion to intervene. On October 16, 2008, the Company, as nominal defendant, moved to dismiss the third amended complaint. On November 17, 2009, the Court denied the Company’s motion to dismiss the third amended complaint, and on December 3, 3009, the Company filed a motion for reconsideration or in the alternative, a motion to certify the Order denying the Motion to Dismiss for immediate appeal. On December 30, 2009, the Court issued an Order granting us leave to file the motion for reconsideration and will rule on the Company’s alternative motion to certify the Order for appeal if it denies the motion for reconsideration. On April 2, 2010, the Court denied the Company’s Motion for Reconsideration and for Stay of Action and Certification and Appeal. No dates have been set for the Company’s response to the Third Amended Complaint. The Company intends to continue to defend the derivative action vigorously, but due to the uncertainty of litigation, the Company cannot predict the ultimate outcome of this matter at this time.

Intellectual Property Litigation

On April 20, 2007, the Company filed suit against Enterasys Networks in the United States District Court for the Western District of Wisconsin, Civil Action No. 07-C-0229-C. The complaint alleged willful infringement of U.S. Patents Nos. 6,104,700, 6,678,248, and 6,859,438, and sought injunctive relief against Enterasys’ continuing sale of infringing goods and monetary damages. Enterasys responded to the complaint on May 30, 2007, and also filed counterclaims alleging infringement of three U.S. patents owned by Enterasys. On April 9, 2008, the Court dismissed Enterasys’ counterclaims on one of its patents with prejudice. On May 5, 2008, the Court granted the Company’s motion for summary judgment, finding that it does not infringe Enterasys’ two remaining patents and dismissing all of Enterasys’ remaining counterclaims with prejudice. On May 30, 2008, a jury found that Enterasys infringed all three of the Company’s patents and awarded it damages in the amount of $0.2 million. The Court also ruled in the Company’s favor on Enterasys’ challenge to the validity of the Company’s patents. On October 29, 2008, the Court denied Enterasys’ post-trial motion for judgment as a matter of law, and granted Extreme Network’s motion for a permanent injunction against Enterasys. The injunction order permanently enjoins Enterasys from manufacturing, using, offering to sell, selling in the U.S. and importing into the U.S. the Enterasys products accused of infringing Extreme Network’s three patents. The injunction will run until the expiration of the Company’s patents the last of which is not set to expire until March of 2020. On March 16, 2009, the Court also denied Enterasys’ motion for a new trial, but granted Enterasys’ motion for a stay of the injunction pending appeal. On April 17, 2009, Enterasys filed its

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

notice of appeal and on May 1, 2009, the Company filed its cross appeal. The appeal is pending at the U.S. Court of Appeals for the Federal Circuit and the Company is defending the appeal. Due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of the matter at this time.

On June 21, 2005, Enterasys filed suit against Extreme and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Massachusetts, Civil Action No. 05-11298 DPW. The complaint alleges willful infringement of U.S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560,236, and seeks: a) a judgment that the Company willfully infringe each of the patents; (b) a permanent injunction from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) damages and a “reasonable royalty” to be determined at trial; (d) treble damages; (e) attorneys’ fees, costs and interest; and (f) equitable relief at the Court’s discretion. Foundry brought a claim for reexamination of five of the patents at issue to the U.S. Patent and Trademark Office (“PTO”). The stay of the Massachusetts action was lifted on May 21, 2010, and set a claims construction hearing for September 15, 2010. No trial date has been set. The Company intends to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, it cannot predict the ultimate outcome of the matter at this time.

On February 7, 2008, Network-1 Security Solutions, Inc. sued Extreme Networks along with Cisco, Cisco-Linksys, Inc., Adtran, Inc., Enterasys Networks, Inc., Netgear, Inc. and 3Com Corporation in the United States District Court for the Eastern District of Texas (Case No. 6:08cv030). On July 16, 2010, the Company entered into a Memorandum of Understanding with Nework-1 setting forth the terms for settlement of the lawsuit and license agreement, in which Extreme was granted licenses to certain patents in exchange for a payment of $2.4 million. On August 3, 2010, the Court dismissed the case with prejudice.

On February 26, 2008, Fenner Investments, Ltd. filed suit against Extreme Networks along with D-Link Systems, Zyxel Communications, SMC Networks, Enterasys, Foundry, Netgear, Inc. and 3Com Corporation in the United States District Court for the Eastern District of Texas, Civil Action No. 08-CV-00061. The suit alleges infringement of US Patent No. 7,145,906 and 5,842,224, and seeks damages for the alleged infringement, injunctions against infringement and payment of attorneys’ fees, costs and interest. On September 24, 2009, the Company entered into a settlement and license agreement with Fenner Investments, in which Extreme was granted licenses to certain patents in exchange for amounts paid. On October 5, 2009, the Court dismissed the case with prejudice.

Other Legal Matters

Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The operative amended complaint names us as defendants; six of the Company’s present and former officers and/or directors, including its former CEO and current Chairman of the Board (the “Extreme Networks Defendants”); and several investment banking firms that served as underwriters of its initial public offering and October 1999 secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The parties to the lawsuits have reached a settlement, which was approved by the Court on October 6, 2009. Extreme Networks is not required to make any cash payments in the settlement. The Court subsequently entered a final judgment of dismissal. Certain objectors have appealed the judgment. If the appeal is successful, the Company intends to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, it cannot predict the ultimate outcome of the matter at this time.

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

4. Stockholders’ Equity

Preferred Stock

In April 2001, in connection with the Company’s Stockholders’ Rights Agreement, the Company authorized the issuance of preferred stock. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to provide for the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions on these shares. As of June 27, 2010, no shares of preferred stock were outstanding.

Stockholders’ Rights Agreement

In April 2001, the Board of Directors approved a Stockholders’ Rights Agreement (“Rights Agreement”), declaring a dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.001 per share, of Extreme Networks common stock. The Rights Agreement is intended to protect stockholders’ rights in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover of Extreme Networks on terms that are favorable and fair to all stockholders and will not interfere with a merger approved by the Board of Directors. In the event the rights become exercisable, each right entitles stockholders to buy, at an exercise price of $150 per right owned, a unit equal to a portion of a new share of Extreme Networks Series A preferred stock. The rights will be exercisable only if a person or a group acquires or announces a tender or exchange offer to acquire 4.95% or more of the Company’s common stock. The rights, which expire in April 2011, are redeemable for $0.001 per right at the approval of the Board of Directors.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stockholders that enabled the Company to purchase $100 million worth of shares of common stock. The Company’s common stock closing stock price on September 19, 2008 was $3.05. The Company funded this purchase entirely from cash on hand. Total cash expenditures were $101.4 million for the shares repurchased, including direct costs associated with the repurchase.

Comprehensive Income

The following are the components of comprehensive income, net of tax (in thousands):

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Net income	$227	$2,815	$8,381

Change in unrealized (loss) gain on investments:
Net unrealized gain on ARS recorded to other income	$—	$2,517	$—
Net unrealized (loss) gain on other investments	(265)	642	(2,346)

Net unrealized (loss) gain on investments	(265)	3,159	(2,346)
Foreign currency translation adjustments:
Beginning balance	912	2,025	974
Ending balance	954	912	2,025

Foreign currency translation adjustments change	42	(1,113)	1,051
Comprehensive income	$4	$4,861	$7,086

Shares Reserved for Issuance

The following are shares reserved for issuance (in thousands):

June 27, 2010
Employee stock purchase plan	3,818
Employee stock options	25,813

Total shares reserved for issuance	29,631

5. Employee Benefit Plans (including Share-based Compensation)

As of June 27, 2010, the Company has the following share-based compensation plans:

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted by the Company’s Board of Directors on October 20, 2005, and approved by stockholders on December 2, 2005. The 2005 Plan replaces the 1996 Stock Option Plan (the “1996 Plan”), 2000 Nonstatutory Stock Option Plan (the “2000 Plan”) and 2001 Nonstatutory Stock Option Plan (the “2001 Plan”).

Under the 2005 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other share-based or cash-based awards to employees and consultants. The 2005 Plan also authorizes the grant of awards of stock options, stock

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

appreciation rights, restricted stock and restricted stock units to non-employee members of the Board of Directors and deferred compensation awards to officers, directors and certain management or highly compensated employees. The 2005 Plan authorizes the issuance of up to 12,000,000 shares of the Company’s common stock and on December 23, 2009, the Company’s shareholders approved to increase the number of shares authorized by another 4,000,000 shares. In addition, up to 11,000,000 shares subject to awards outstanding under the 1996 Plan, the 2000 Plan, and the 2001 Plan that expired have been added to the number of shares available for future grant under the 2005 Plan. As of June 27, 2010, total options and awards to acquire 9,863,656 shares were outstanding under the 2005 Plan and 13,412,704 shares are available for grant under the 2005 Plan.

Amended 1996 Stock Option Plan

The 1996 Plan was originally adopted in September 1996, and provided for the grant of options for common stock to eligible participants. A total of 56,382,867 shares were reserved under the 1996 Plan. Options granted under this plan have a contractual term of ten years. Effective December 2, 2005, the 1996 Plan was terminated, and, as of June 27, 2010, options to acquire 2,269,862 shares were outstanding under the 1996 Plan.

2000 Plan

In March 2000, the Board of Directors adopted the 2000 Plan which provided for the grant of options for common stock to eligible participants. A total of 4,000,000 shares were reserved under the 2000 Plan. Options granted under this plan have a contractual term of ten years. Effective December 2, 2005, the 2000 Plan was terminated, and, as of June 27, 2010, options to acquire 136,402 shares were outstanding under the 2000 Plan.

2001 Plan

In May 2001, the Board of Directors adopted the 2001 Plan which provided for the grant of options for common stock to eligible participants. A total of 4,000,000 shares were reserved under the 2001 Plan. Options granted under this plan have a contractual term of ten years. Effective December 2, 2005, the 2001 Plan was terminated, and, as of June 27, 2010, options to acquire 130,520 shares were outstanding under the 2001 Plan.

The following table summarizes stock option activity under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000’s)
Options outstanding at July 1, 2007	21,441	$5.97
Granted	8,085	$4.07
Exercised	(840)	$2.82
Canceled	(9,717)	$6.46
Options outstanding at June 29, 2008	18,969	$5.05
Granted	2,759	$2.01
Exercised	(398)	$2.82
Canceled	(3,691)	$4.96
Options outstanding at June 28, 2009	17,639	$4.65
Granted	936	$2.31
Exercised	(337)	$2.20
Canceled	(8,652)	$4.94
Options outstanding at June 27, 2010	9,586	$4.24	6.34	1,723
Exercisable at June 27, 2010	6,656	$4.79	5.68	628
Vested and expected to vest at June 27, 2010	9,329	$4.28	6.29	1,617

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes significant ranges of outstanding and exercisable options at June 27, 2010:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding (000’s)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable (000’s)	Weighted- Average Exercise Price
		(In years)
$0.93 – $2.05	1,650	8.3	$2.02	777	$2.01
$2.09 – $3.53	1,817	7.02	$2.94	915	$3.43
$3.58 – $4.09	1,601	6.42	$3.81	1,409	$3.82
$4.11 – $4.24	132	6.58	$4.18	127	$4.18
$4.25 – $4.25	1,915	7.24	$4.25	962	$4.25
$4.26 – $30.30	2,471	3.76	$6.95	2,466	$6.96

$0.93 – $30.30	9,586	6.34	$4.24	6,656	$4.79

The total intrinsic value of options exercised in fiscal 2010, fiscal 2009 and fiscal 2008 were $0.2 million, $0.2 million and $0.7 million, respectively. The fair value of options vested in fiscal 2010, fiscal 2009 and fiscal 2008 were $1.4 million, $3.3 million and $3.8 million, respectively.

Stock Awards

Stock awards may be granted under the 2005 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock which vests over a fixed period. A summary of the status of the Company’s non-vested stock awards as of June 27, 2010 and changes during fiscal 2010 is presented below:

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value
Non-vested stock outstanding at June 28, 2009	796	$3.37
Granted	2,965	$2.77
Vested	(702)	$2.91
Cancelled	(179)	$2.40

Non-vested stock outstanding at June 27, 2010	2,880	$2.92

During fiscal 2010, fiscal 2009 and fiscal 2008, the Company granted non-vested stock awards under the 2005 Plan for 2,965,000, 742,000 and 155,000 shares of common stock with a weighted average grant date fair value per share of $2.77, $2.04 and $4.06, respectively. The shares were placed in an escrow account and will be released to the recipients as the shares vest over periods of up to twenty-four months. If a participant terminates employment prior to the vesting dates, the unvested shares will be canceled and returned to the 2005 Plan. The Company recognizes compensation expense on the awards over the vesting period based on an intrinsic value calculation as of the date of grant. As of June 27, 2010, there were approximately $4.1 million in unrecognized compensation costs related to non-vested stock awards. This cost is expected to be recognized over a weighted-average period of approximately 1.7 year.

1999 Employee Stock Purchase Plan

In January 1999, the Board of Directors approved the adoption of Extreme Network’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”). On December 2, 2005, the stockholders approved an amendment to the

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Plan to increase the maximum number of shares of common stock that may be issued under the plan by 5,000,000 to a total of 12,000,000 shares. The Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of total compensation. No more than 625 shares may be purchased on any purchase date per employee. Each offering period has a maximum duration of 3 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. On January 26, 2010, the Board of Directors approved an amendment to the Purchase Plan to increase the maximum number of shares that may be purchased on any purchase date per employee from 625 shares to 1,000 shares. Through June 27, 2010, 8,182,336 shares had been purchased under the Purchase Plan.

Share Based Compensation

Share-based compensation expense recognized in the financial statements by line item caption is as follows (dollars in thousands):

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Cost of product revenue	$489	$205	$479
Cost of service revenue	523	253	251
Sales and marketing	1,853	1,349	1,656
Research and development	1,695	1,240	1,554
General and administrative	1,675	807	1,119

Total share-based compensation expense	6,235	3,854	5,059
Share-based compensation cost capitalized in inventory	8	(3)	(7)

Total share-based compensation cost	$6,243	$3,851	$5,052

As of June 27, 2010, there was $4.6 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

The weighted-average grant-date per share fair value of options granted in fiscal 2010 and 2009 were $0.94 and $0.54, respectively. The weighted-average estimated per share fair value of shares purchased under the Company’s 1999 Employee Stock Purchase Plan (“ESPP”) in fiscal 2010 and 2009 were $0.66 and $0.65, respectively.

The Company uses the straight-line method for expense attribution, and the Company estimates forfeitures and only recognizes expense for those shares expected to vest. The Company’s estimated forfeiture rate in fiscal 2010 based on the Company’s historical forfeiture experience is approximately 12%. The Company modified its estimated forfeiture rate in the fourth quarter of fiscal 2010 and recognized the cumulative effect of the change, as a decrease in compensation expense, in that quarter of approximately $0.1 million.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of stock options granted and employee stock purchase plan awards granted in fiscal 2010, 2009 and 2008 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plan			Employee Stock Purchase Plan
	Year Ended			Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008	June 27, 2010	June 28, 2009	June 29, 2008
Expected life	3.03 yrs	2.51 yrs	2.5 yrs	0.25 yrs	0.25 yrs	0.25 yrs
Risk-free interest rate	1.36%	1.36%	3.5%	0.20%	0.72%	2.96%
Volatility	59%	41%	40%	73%	78%	45%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Adjustments to Share-Based Compensation Expense During Fiscal 2010

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

Management has determined that the impact of this error is not material to the previously issued annual and interim financial statements. Accordingly, the annual consolidated financial statements for the fiscal year ended June 27, 2010 include the cumulative adjustment to increase stock-based compensation expense by $0.9 million (or $0.01 per share) to correct these errors. The Company does not believe the correction of these errors is material to the annual consolidated financial statements for the fiscal year ending June 27, 2010.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

401(k) Plan

The Company provides a tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan (the “Plan”), which covers the Company’s eligible employees. Pursuant to the Plan, employees may elect to reduce their current compensation up to the lesser of 80% or the statutorily prescribed limit of $16,500 for calendar year 2010. Effective January 1, 2005, employees age 50 or over may elect to contribute an additional $5,500. The amount contributed to the Plan is on a pre-tax basis.

The Company provides for discretionary matching contributions as determined by the Board of Directors for each calendar year. Prior to January 1, 2008, the Board of Directors set the match at $0.25 for every dollar contributed by the employee up to the first 4% of pay. The same level of match was approved during the 2007 and 2006 calendar years. On January 1, 2008, the Board of Directors increased the match at $0.50 for every dollar contributed by the employee up to the first 4% of pay. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the Board of Directors each year. Effective April 1, 2009, the Company suspended the 401(k) matching program. The Company’s matching contributions to the Plan totaled zero, $1,058,850 and $906,027 for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. No discretionary contributions were made in fiscal 2010, fiscal 2009 and fiscal 2008.

6. Income Taxes

Income before income taxes is as follows (in thousands):

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Domestic	$(10,024)	$(10,566)	$4,960
Foreign	9,841	15,853	5,599

Total	$(183)	$5,287	$10,559

The provision for (benefit from) income taxes for fiscal 2010, 2009 and fiscal 2008 consisted of the following (in thousands):

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Current:
Federal	$(1,062)	$(218)	$296
State	106	210	103
Foreign	596	2,396	1,729

Total current	(360)	2,388	2,128

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(50)	84	50

Total deferred	(50)	84	50

Provision for income taxes	$(410)	$2,472	$2,178

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pretax income from foreign operations was $9.8 million, $15.8 million and $5.6 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (35 percent) to income (loss) before taxes is explained below (in thousands):

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Tax at federal statutory rate (benefit)	$(64)	$1,800	$3,745
Federal alternative minimum tax	—	391	296
State income tax, net of federal benefit	66	137	67
Unbenefited foreign taxes	—	350	(562)
Valuation allowance	607	(9,349)	(3,966)
Foreign earnings taxed at other than U.S. rates	(3,348)	5,135	381
Deferred compensation	2,196	307	388
Dividends from foreign subsidiary	—	4,175	1,661
Other	133	(474)	168

Provision for income taxes	$(410)	$2,472	$2,178

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	June 27, 2010	June 28, 2009
Deferred tax assets:
Net operating loss carryforwards	$76,216	$65,476
Tax credit carryforwards	20,408	20,614
Depreciation	17,036	17,495
Deferred revenue (net)	9,957	6,611
Warrant amortization	8,250	9,410
Inventory write-downs	3,902	3,839
Other allowances and accruals	4,673	5,659
Other	15,170	14,862

Total deferred tax assets	155,612	143,966
Valuation allowance	(155,067)	(143,640)

Total net deferred tax assets	545	326

Deferred tax liabilities:
Deferred tax liability on foreign withholdings	(731)	(564)

Total deferred tax liabilities	(731)	(564)

Net deferred tax assets (liabilities)	$(186)	$(238)

Recorded as:
Net current deferred tax assets	$392	$244
Net non-current deferred tax assets	153	—
Net non-current deferred tax liabilities	(731)	(482)

Net deferred tax assets (liabilities)	$(186)	$(238)

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s valuation allowance increased by $11.5 million in fiscal 2010, decreased by $14.1 million in fiscal 2009, and decreased by $9.0 million in fiscal 2008. The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets, and no valuation allowance against any of its non-U.S. deferred tax assets. The valuation allowance is determined by assessing both negative and positive evidence to determine whether it is more likely than not that the deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. The Company’s U.S. losses in recent periods represent sufficient negative evidence to require a full valuation allowance against its U.S. federal and state net deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results and the economic environment have sufficiently improved to support realization of the Company’s deferred tax assets.

As of June 27, 2010, the Company had net operating loss carryforwards for federal and state tax purposes of $262.8 million and $90.0 million, respectively, of which $53.7 million and $32.0 million, respectively represent deductions from share-based compensation for which a benefit would be recorded in additional paid-in capital when realized. The Company also had federal and state tax credit carryforwards of $8.4 million and $18.5 million, respectively, as of June 27, 2010. Federal net operating loss carryforwards of $262.8 million will expire between 2013 through 2030 and state net operating losses of $90.0 million will expire between 2011 through 2020, if not utilized. Federal tax credits of $8.4 million will expire beginning in 2020, if not utilized, and state tax credits of $1.7 million will expire beginning in 2011, if not utilized. The additional state tax credits of $16.8 million will carry forward indefinitely.

As of June 27, 2010, the Company conducted an Internal Revenue Code Section 382 (“Sec. 382”) analysis with respect to its net operating loss and credit carryforwards and determined that there was no limitation. It is possible that subsequent ownership changes may limit the utilization of these tax attributes.

As of June 27, 2010, the Company intends to indefinitely reinvest the earnings of certain foreign corporations. The determination of the unrecognized deferred tax liability on a future repatriation of these earnings is not practicable.

In its first fiscal quarter 2008, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (codified in FASB ASC Topic 740, Income Taxes) which did not result in a material impact on the Company’s consolidated financial statements. As of June 27, 2010, the Company has $23.9 million of unrecognized tax benefits. If fully recognized in the future, $1.0 million would impact the effective tax rate, and $22.9 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

As of June 28, 2009, we had $22.6 million of unrecognized tax benefits. If fully recognized in the future, $2.0 million would impact our effective tax rate, and $20.6 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

Balance at July 2, 2007 (at adoption)	$16,131
Increases related to prior year tax positions	154
Decreases related to current year tax positions	(720)

Balance at June 29, 2008	$15,565
Increase related to prior year tax positions	6,029
Increase related to current year tax positions	984

Balance at June 28, 2009	$22,578
Decrease related to prior year tax positions	(98)
Increase related to prior year tax positions	1,094
Increase related to current year tax positions	1,414
Lapse of statute of limitations	(1,078)

Balance at June 27, 2010	$23,910

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Consolidated Statement of Operations and totaled approximately $72,000, $126,000 and $182,000 for the year end June 27, 2010, June 28, 2009 and June 29, 2008, respectively. Accrued interest and penalties were approximately $193,000 and $548,000 as of June 27, 2010 and June 28, 2009, respectively.

In general, the Company’s U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 1998 forward due to net operating losses and the Company’s state income tax returns are subject to examination for fiscal years 2001 forward due to net operating losses. The Company’s Netherlands income tax return is subject to examination by tax authorities for fiscal year 2005.

7. Disclosure about Segments of an Enterprise and Geographic Areas

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

Information regarding geographic areas is as follows (in thousands):

	Year Ended
	June 28, 2010	June 28, 2009	June 29, 2008
Net Revenues:
North America	$123,236	$130,995	$158,215
EMEA	$133,736	153,764	143,535
APAC	$52,382	50,800	60,085

Total net revenues	$309,354	$335,559	$361,835

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially all of the Company’s assets were attributable to North America operations at June 27, 2010 and June 28, 2009.

8. Net Income (Loss) Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options, warrants and unvested restricted stock. Dilutive earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the dilutive effect of shares subject to repurchase, options, warrants and unvested restricted stock. The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Net income	$227	$2,815	$8,381

Weighted-average shares used in per share calculation – basic	89,281	94,224	115,002
Incremental shares using the treasury stock method:
Stock options	171	14	186
Unvested restricted awards	25	46	123
Warrants issuable to Avaya	0	0	473

Weighted -average share used in per share calculation – diluted	89,477	94,284	115,784

Net income per share – basic	$0.00	$0.03	$0.07
Net income per share – diluted	$0.00	$0.03	$0.07

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because they would be anti-dilutive for the periods presented (in thousands):

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Weighted stock options outstanding:
Out-of-the-money options	12,217	18,093	19,422

Total potential shares of common stock excluded from the computation of earnings per share	12,217	18,093	19,422

Weighted stock options outstanding with an exercise price higher than the Company’s average stock price for the periods presented (“Out-of-the-money options”) are excluded from the calculation of diluted net income per share since the effect would have been anti-dilutive under the treasury stock method.

9. Foreign Exchange Forward Contracts

The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The Company records all derivatives on the balance sheet as Other Assets, Net at fair value. Changes in the fair value of

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derivatives are recognized in earnings as Other Income (Expense). The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona, the Indian Rupee and the British Pound. These derivatives do not qualify as hedges. At June 27, 2010, these forward foreign currency contracts had a notional principal amount of $19.1 million and fair value was $0.1 million. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

Foreign currency transaction gains and losses from operations were a loss of $0.4 million in fiscal 2010, a loss of $0.1 million in fiscal 2009 and a loss of $0.7 million in fiscal 2008.

10. Restructuring Charges and Technology Agreement

Restructuring Charges

As of June 27, 2010, restructuring liabilities were $3.4 million and consisted of obligations under excess facility operating leases, net of projected future sublease receipts and termination benefits. During fiscal 2010, 2009 and 2008, the Company recorded restructuring charges of $4.2 million, $2.2 million, and $0.9 million, respectively.

Charges in fiscal 2010 were:

•

$4.6 million related to a restructuring of the organization from a business unit organization to a functional organization. In connection with the restructuring, the Company had a reduction in force (“RIF”) and terminated 8% of its workforce. Total termination benefits were $4.1 million. The RIF was executed and completed in the second quarter of fiscal 2010. In addition, the Company eliminated certain redundant engineering projects in conjunction with the reorganization. The Company incurred $0.5 million related to the discontinued engineering projects.

•	$0.2 million increase in operating expenses related to one of the Company’s restructured facilities.

•	$0.5 million reversal of restructuring expense due to higher projected sublease receipt from a sublease renewal arrangement.

•	$0.1 million reversal of restructuring expense related to the settlement of employment termination benefits incurred in the third fiscal quarter of 2009.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restructuring liabilities consist of (in thousands):

	Excess Facilities	Asset Impairment	Contract Termination	Termination Benefits	Acceleration of Stock Awards	Total
Balance at July 1, 2007	$11,395	$83	$1,098	$1,412	$—	$13,988
Period charges	946	—	—	—	—	946
Period reversals	—	—	—	(53)	—	(53)
Period impairments	—	(83)	—	—	—	(83)
Period payments	(2,952)	—	(1,098)	(1,359)	—	(5,409)

Balance at June 29, 2008	9,389	—	—	—	—	9,389
Period charges	96	415	—	2,220	—	2,731
Period reversals	(487)	—	—	—	—	(487)
Period impairments	—	(415)	—	—	—	(415)
Period payments	(2,661)	—	—	(1,479)	—	(4,140)

Balance at June 28, 2009	6,337	—	—	741	—	7,078
Period charges	260	449	86	3,763	353	4,911
Period reversals	(529)	—	—	(139)	—	(668)
Period write-offs	—	(65)	—	—	(353)	(418)
Period payments	(2,928)	(384)	(77)	(4,144)	—	(7,533)

Restructuring Liabilities at June 27, 2010	3,140	—	9	221	—	3,370
Less current portion	2,867	—	9	221	—	3,097

Restructuring liabilities at June 27, 2010, less current portion	$273	$—	$—	$—	$—	$273

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

On July 16, 2010, the Company entered into a Memorandum of Understanding (“Network-1 MOU”) with Network-1 Security Solutions, Inc. The Network-1 MOU provides for a nonexclusive and worldwide license to certain patents of each party, and a release of claims based on any prior infringement of such patents. The license term is nine years and eight months and expires in March 2020. The release covers any potential claims arising

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

out of the past use or practice of any of the patents. Total fees for the grant of the license under the Network-1 MOU were $2.4 million. The Company charged the estimated value of the release of prior claims of $0.2 million to Cost of Product Revenues for claims incurred in fiscal 2010 and $0.8 million to Litigation Settlement for claims incurred prior to fiscal 2010 in its fiscal 2010 financial statements. The remaining $1.4 million was recorded as other assets and is being recognized ratably over the license period in Cost of Product Revenue.

11. Subsequent Events

Redemption of ARS from UBS

On June 30, 2010, the Company exercised the Rights from UBS entitling the Company to sell the remaining ARS balance of $25.3 million par value originally purchased from UBS. On July 1, 2010, the Company received $25.3 million plus accrued interest in cash from UBS for the ARS settlement.

Amendment to Rights Agreement

June 30, 2010, the Board of Directors (the “Board”) of the Company adopted an amendment (the “Amendment”) to the Rights Agreement, dated as of April 27, 2001 (the “Rights Plan”), between the Company and Mellon Investor Services LLC as the rights agent. The Rights Plan governs the terms of each right (a “Right”) that has been issued with each share of common stock of the Company (the “common stock”). Each Right initially represents the right to purchase one one-thousandth of a share of Series A Preferred Stock of the Company.

The Company adopted the Amendment to preserve the value of its deferred tax assets, including its net operating loss carry forwards, because its ability to fully use its tax benefits to offset future income may be limited if it experiences an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986 as a result of ordinary buying and selling of its common stock.

Generally, the Company would experience a Section 382 ownership change if stockholders who beneficially own (or who are deemed under Section 382 to beneficially own) 5% or more of the Company’ outstanding common stock increase their aggregate beneficial ownership of the outstanding common stock by more than 50 percent over a rolling three-year period.

There is no guarantee, however, that the Rights Plan will prevent the Company from experiencing an ownership change.

Under the Amendment, a person would become an Acquiring Person if such person (when combined with such person’s affiliates and associates) acquires 4.95% of the then outstanding common stock. Any holder who currently owns greater than 4.95% of outstanding common stock is grand-fathered, but such holder may become an Acquiring Person if such holder acquires an additional 0.5% of the Company’ common stock.

The Board may, at its option, at any time after any person becomes an Acquiring Person, exchange all or part of the then outstanding and exercisable Rights (other than those held by the Acquiring Person and its affiliates and associates) for common stock at an exchange ratio of one share of common stock per Right (subject to adjustment from time to time). If a person becomes an Acquiring Person, such person may experience substantial dilution to its holdings through the exercise of Rights by the holders of Rights or the exchange, if determined by the Board, of Rights for common stock.

The Amendment allows the Board to grant exceptions to the Plan, and requires the Board to review the necessity of this new provision of the Rights Plan annually. The Rights Plan expires on April 27, 2011, and there is no guarantee, however, that the Rights Plan will prevent the Company from experiencing an ownership change.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Network-1 Memorandum of Understanding

On July 16, 2010, the Company entered into a Memorandum of Understanding (“Network-1 MOU”) with Network-1 Security Solutions, Inc. The Network-1 MOU provides for a nonexclusive and worldwide license to certain patents of each party, and a release of claims based on any prior infringement of such patents. The license term is nine years and eight months and expires in March 2020. The release covers any potential claims arising out of the past use or practice of any of the patents. Total fees for the grant of the license under the Network-1 MOU were $2.4 million. The Company charged the estimated value of the release of prior claims of $0.2 million to Cost of Product Revenues for claims incurred in fiscal 2010 and $0.8 million to Litigation Settlement for claims incurred prior to fiscal 2010 in its fiscal 2010 financial statements. The remaining $1.4 million was recorded as other assets and is being recognized ratably over the license period in Cost of Product Revenue.

12. Quarterly Financial Data (Unaudited)

Quarterly results for the years ended June 27, 2010 and June 28, 2009 follow:

	June 27, 2010(1)	March 28, 2010(2)	Dec 27, 2009(3)	Sept 27, 2009(4)
	(In thousands, except per share amounts)
Net revenues	$85,452	$78,197	$79,397	$66,309
Gross profit	$48,617	$45,339	$45,772	$36,770
Net income (loss)	$3,412	$3,676	$(1,379)	$(5,482)
Net income (loss) per share – basic	$0.04	$0.04	$(0.02)	$(0.06)
Net income (loss) per share – diluted	$0.04	$0.04	$(0.02)	$(0.06)

	June 28, 2009(5)	March 29, 2009(6)	Dec 28, 2008(7)	Sept 28, 2008(8)
	(In thousands, except per share amounts)
Net revenues	$81,282	$77,202	$87,548	$89,526
Gross profit	$45,986	$44,418	$48,691	$51,432
Net income (loss)	$883	$(2,173)	$2,466	$1,639
Net income (loss) per share – basic	$0.01	$(0.02)	$0.03	$0.01
Net income (loss) per share – diluted	$0.01	$(0.02)	$0.03	$0.01

(1)	Net loss and net loss per share include the effect of stock-based compensation expense of $1.7 million, a restructuring charge of $0.2 million and litigation settlement of $1.0 million.
(2)	Net loss and net loss per share include the effect of stock-based compensation expense of $1.4 million and a restructuring charge of $0.4 million.
(3)	Net loss and net loss per share include the effect of stock-based compensation expense of $2.0 million and a restructuring charge of $4.1 million.
(4)	Net loss and net loss per share include the effect of stock-based compensation expense of $1.1 million and a restructuring reversal of $0.5 million.
(5)	Net loss and net loss per share include the effect of stock-based compensation expense of $1.2 million and a restructuring charge of $0.2 million.
(6)	Net loss and net loss per share include the effect of stock-based compensation expense of $1.2 million and a restructuring charge of $2.1 million.
(7)	Net loss and net loss per share include the effect of stock-based compensation expense of $1.0 million.
(8)	Net loss and net loss per share include the effect of stock-based compensation expense of $0.4 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 27, 2010.

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

We assessed the effectiveness of our internal control over financial reporting as of June 27, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment using those criteria, we concluded that, as of June 27, 2010 our internal control over financial reporting is effective.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued its report on our internal control over financial reporting as of June 27, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 27, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Extreme Networks, Inc.

We have audited Extreme Networks, Inc.’s internal control over financial reporting as of June 27, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Extreme Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Extreme Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 27, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Extreme Networks, Inc. as of June 27, 2010 and June 28, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 27, 2010, and the related financial statement schedule listed in the Index at Item 15(a), and our report dated August 20, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

August 20, 2010

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

The following financial statement schedule of Extreme Networks, Inc. for the fiscal years ended June 27, 2010, June 28, 2009 and June 29, 2008 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Extreme Networks, Inc.

Page
Schedule II – Valuation and Qualifying Accounts	91

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
3.4	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K	12/27/07	3.1
3.5	Restated Certificate of Incorporation of Extreme Networks, Inc.	10-K	09/26/01	3.5
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Extreme Networks, Inc.	10-K	09/26/01	3.6
3.7	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock.	10-K	09/26/01	3.7
4.2	Rights Agreement dated April 27, 2001 between Extreme Networks, Inc. and Mellon Investor Services LLC.	8-K/A	06/07/01	4.2
10.1	Form of Indemnification Agreement for directors and officers.	S-1	02/05/99	10.1
10.2*	Amended 1996 Stock Option Plan and forms of agreements thereunder.	S-1	02/05/99	10.2
10.3*	1999 Employee Stock Purchase Plan.	S-1	02/05/99	10.3
10.4*	2000 Nonstatutory Stock Option Plan.	10-K	09/24/00	10.7
10.7*	2001 Nonstatutory Stock Option Plan.	Schedule TO	10/31/01	(d)(9)
10.9*	Offer of Employment Letter dated August 18, 2006 from Extreme Networks, Inc. to Mark A. Canepa	8-K	09/05/06	99.1
10.10*	Revised compensation policies for non-employee service on the Board of Directors and its committees.	8-K	10/31/06	Item 1.01
10.13*	Offer Letter for Employment between Extreme Networks, Inc. and Karen Rogge dated as of March 13, 2007.	8-K	03/29/07	99.2

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
10.15*	Extreme Networks, Inc. Fiscal 2009 Executive Incentive Bonus Plan.	8-K	08/04/08	99.1
10.16*	Extreme Networks, Inc. Executive Change in Control Severance Plan	10-Q	05/09/06	10.11
10.17*	Extreme Networks, Inc. Amended and Restated Executive Change in Control Severance Plan	8-K	08/11/08	Item 5.02(e)
10.18*	Extreme Networks, Inc. 2005 Equity Incentive Plan	8-K	12/08/05	99.1
10.19*	Offer of Employment Letter dated May 5, 2008 from Extreme Networks, Inc. to Robert S. Schlossman	10-K	09/09/08	10.19
10.20*	Offer of Employment Letter dated February 22, 2007 from Extreme Networks, Inc. to Helmut Wilke	10-K	09/09/08	10.20
10.21*	Fiscal Year 2009 Sales Compensation Plan For Senior Vice President, Sales.	10-K	09/09/08	10.21
10.22*	Form of Restricted Stock Units Agreement Under the 2005 Equity Incentive Plan	10-Q	11/07/08	10.22
10.23*	Offer of Employment Letter Dated July 3, 2009 from Extreme Networks, Inc. to Gordon Stitt	8-K	07/08/09	10.22
10.24*	Offer of Employment Letter Dated July 15, 2009 from Extreme Networks, Inc. to Bob L. Corey	8-K	07/20/09	10.23
10.25*	Extreme Networks, Inc. Fiscal 2010 Executive Incentive Bonus Plan.	8-K	07/31/09	10.24
10.26*	Fiscal Year 2009 Sales Compensation Plan For Senior Vice President, Sales.	8-K	07/31/09	10.25
10.27*	Resignation and Consulting Agreement and General Release of Claims, dated July 31, 2009, between Extreme Networks, Inc. and Karen Rogge	8-K	08/04/09	10.26
10.28	Resignation Agreement and General Release of Claims, dated October 20, 2009, between Extreme Networks, Inc. and Mark A. Canepa.	8-K	10/23/2009	10.28
10.29	Supplement to Offer of Employment Letter, dated October 21, 2009, from Extreme Networks, Inc. to Bob L. Corey.	8-K	10/23/2009	10.29
10.30	Letter regarding modification of employment terms dated March 18, 2010, from Extreme Networks, Inc. to Bob L. Corey	8-K	3/19/2010	99.1
10.31*	Extreme Networks, Inc. Fiscal 2011 Executive Incentive Bonus Plan	8-K	7/30/2010	10.1
10.32	Offer of Employment Letter Dated July 29, 2010 from Extreme Networks, Inc to Oscar Rodriguez
21.1	Subsidiaries of Registrant.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (see page 92 of this Form 10-K).				X
31.1	Section 302 Certification of Chief Financial Officer and Acting Chief Executive Officer.				X
32.1	Section 906 Certification of Chief Financial Officer and Acting Chief Executive Officer.				X

*	Indicates management or board of directors contract or compensatory plan or arrangement.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JUNE 27, 2010, JUNE 28, 2009 and JUNE 29, 2008

Description	Balance at beginning of period	Charges to costs and expenses	(Deductions)(1)	Balance at end of period
Year Ended June 29, 2008:
Allowance for doubtful accounts	$959	$416	$(88)	$1,287
Allowance for sales returns	$2,129	$1,036	$(1,990)	$1,175
Year Ended June 28, 2009:
Allowance for doubtful accounts	$1,287	$232	$(314)	$1,205
Allowance for sales returns	$1,175	$863	$(1,108)	$930
Year Ended June 27, 2010:
Allowance for doubtful accounts	$1,205	$26	$(199)	$1,032
Allowance for sales returns	$930	$1,229	$(1,222)	$937

(1)	Uncollectible accounts written off, net of recoveries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 20, 2010.

EXTREME NETWORKS, INC. (Registrant)

By:	/s/ BOB L. COREY
Bob L. Corey
Senior Vice President & Chief Financial Officer
August 20, 2010

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bob L. Corey, his true and lawful attorneys-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ GORDON L. STITT	/s/ BOB L. COREY
Gordon L. Stitt	Bob L. Corey
Chairman of the Board	Acting President, Chief Executive Officer, Director
August 20, 2010	(Principal Executive Officer)
August 20, 2010

/s/ BOB L. COREY	/s/ JUSTIN DIMACCHIA
Bob L. Corey	Justin DiMacchia
Senior Vice President & Chief Financial Officer	Vice President, Corporate Controller
(Principal Financial Officer) August 20, 2010	(Principal Accounting Officer) August 20, 2010

/s/ JOHN KISPERT	/s/ CHARLES CARINALLI
John Kispert	Charles Carinalli
Director	Director
August 20, 2010	August 20, 2010

/s/ HARRY SILVERGLIDE	/s/ KENNETH LEVY
Harry Silverglide	Kenneth Levy
Director	Director
August 20, 2010	August 20, 2010

/s/ JOHN C. SHOEMAKER
John C. Shoemaker
Director
August 20, 2010

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
3.4	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K	12/27/07	3.1
3.5	Restated Certificate of Incorporation of Extreme Networks, Inc.	10-K	09/26/01	3.5
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Extreme Networks, Inc.	10-K	09/26/01	3.6
3.7	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock.	10-K	09/26/01	3.7
4.2	Rights Agreement dated April 27, 2001 between Extreme Networks, Inc. and Mellon Investor Services LLC.	8-K/A	06/07/01	4.2
10.1	Form of Indemnification Agreement for directors and officers.	S-1	02/05/99	10.1
10.2*	Amended 1996 Stock Option Plan and forms of agreements thereunder.	S-1	02/05/99	10.2
10.3*	1999 Employee Stock Purchase Plan.	S-1	02/05/99	10.3
10.4*	2000 Nonstatutory Stock Option Plan.	10-K	09/24/00	10.7
10.7*	2001 Nonstatutory Stock Option Plan.	Schedule TO	10/31/01	(d)(9)
10.9*	Offer of Employment Letter dated August 18, 2006 from Extreme Networks, Inc. to Mark A. Canepa	8-K	09/05/06	99.1
10.10*	Revised compensation policies for non-employee service on the Board of Directors and its committees.	8-K	10/31/06	Item 1.01
10.13*	Offer Letter for Employment between Extreme Networks, Inc. and Karen Rogge dated as of March 13, 2007.	8-K	03/29/07	99.2
10.15*	Extreme Networks, Inc. Fiscal 2009 Executive Incentive Bonus Plan.	8-K	08/04/08	99.1
10.16*	Extreme Networks, Inc. Executive Change in Control Severance Plan	10-Q	05/09/06	10.11
10.17*	Extreme Networks, Inc. Amended and Restated Executive Change in Control Severance Plan	8-K	08/11/08	Item 5.02(e)
10.18*	Extreme Networks, Inc. 2005 Equity Incentive Plan	8-K	12/08/05	99.1
10.19*	Offer of Employment Letter dated May 5, 2008 from Extreme Networks, Inc. to Robert S. Schlossman	10-K	09/09/08	10.19
10.20*	Offer of Employment Letter dated February 22, 2007 from Extreme Networks, Inc. to Helmut Wilke	10-K	09/09/08	10.20
10.21*	Fiscal Year 2009 Sales Compensation Plan For Senior Vice President, Sales.	10-K	09/09/08	10.21
10.22*	Form of Restricted Stock Units Agreement Under the 2005 Equity Incentive Plan	10-Q	11/07/08	10.22
10.23*	Offer of Employment Letter Dated July 3, 2009 from Extreme Networks, Inc. to Gordon Stitt	8-K	07/08/09	10.22

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
10.24*	Offer of Employment Letter Dated July 15, 2009 from Extreme Networks, Inc. to Bob L. Corey	8-K	07/20/09	10.23
10.25*	Extreme Networks, Inc. Fiscal 2010 Executive Incentive Bonus Plan.	8-K	07/31/09	10.24
10.26*	Fiscal Year 2009 Sales Compensation Plan For Senior Vice President, Sales.	8-K	07/31/09	10.25
10.27*	Resignation and Consulting Agreement and General Release of Claims, dated July 31, 2009, between Extreme Networks, Inc. and Karen Rogge	8-K	08/04/09	10.26
10.28	Resignation Agreement and General Release of Claims, dated October 20, 2009, between Extreme Networks, Inc. and Mark A. Canepa.	8-K	10/23/2009	10.28
10.29	Supplement to Offer of Employment Letter, dated October 21, 2009, from Extreme Networks, Inc. to Bob L. Corey.	8-K	10/23/2009	10.29
10.30	Letter regarding modification of employment terms dated March 18, 2010, from Extreme Networks, Inc. to Bob L. Corey	8-K	3/19/2010	99.1
10.31*	Extreme Networks, Inc. Fiscal 2011 Executive Incentive Bonus Plan	8-K	7/30/2010	10.1
10.32	Offer of Employment Letter Dated July 29, 2010 from Extreme Networks, Inc to Oscar Rodriguez
21.1	Subsidiaries of Registrant.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (see page 92 of this Form 10-K).				X
31.1	Section 302 Certification of Chief Financial Officer and Acting Chief Executive Officer.				X
32.1	Section 906 Certification of Chief Financial Officer and Acting Chief Executive Officer.				X

*	Indicates management or board of directors contract or compensatory plan or arrangement.