Form 10-K/A
period 2010-06-27
EXTREME NETWORKS INC
filed 2010-10-25
CIK 1078271

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $256.4 million as of December 27, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the per share closing price of the Registrant’s common stock as reported on The NASDAQ Global Market on such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of October 15, 2010, there were 90,877,654 shares of the Registrant’s Common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXTREME NETWORKS, INC.

FORM 10-K/A

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended June 27, 2010, as filed with the U.S. Securities and Exchange Commission (“SEC”) on August 20, 2010 (the “Original Filing”), solely for the purpose of including the information required by Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended June 27, 2010. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our Principal Executive Officer and Principal Financial Officer are being filed as exhibits to this Amendment under Item 15 of Part IV. We are also making conforming changes to the cover page and to the Exhibit Index to this Amendment.

Except as described above, no other changes have been made to the Original Filing, and all other Items of the Original Filing have been omitted from this Amendment. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to August 20, 2010.

PART III

Item 10.	Directors, Executive Officers And Corporate Governance

Directors

The following table provides information concerning the age, tenure on our board of directors, or our Board, and class of our directors and nominees.

Name	Age	Director Since	Class
Gordon L. Stitt, Chairman of the Board of Directors	54	1996	I
Kenneth Levy, Director	67	2001	I
Oscar Rodriguez, Director, President and Chief Executive Officer	50	2010	I
John H. Kispert, Director	47	2009	II
Edward B. Meyercord, III, Director	45	2009	II
Harry Silverglide, Director	64	2004	II
Charles Carinalli, Director	62	1996	III
John C. Shoemaker, Director	67	2007	III

Directors in Class I are serving a term expiring at the 2011 annual meeting of stockholders. Directors in Class II are serving a term expiring at the 2012 annual meeting of stockholders. Directors in Class III are serving a term expiring at the 2010 annual meeting of stockholders. There are no family relationships among any of our directors or executive officers.

The biographies of each of our directors below contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee and our Board to determine that the person should serve as a director.

Class I Directors Serving a Term Expiring at the 2011 Annual Meeting

Gordon L. Stitt. Mr. Stitt has served as the Chairman of our Board since October 2006 and as a member of our Board since our inception in May 1996. In July 2009, Mr. Stitt also became a part-time employee performing services as a market development consultant for us. Mr. Stitt is one of our co-founders, served as our President and Chief Executive Officer from our inception until August 2006 and remained employed by us until December 2006. In 1989, Mr. Stitt co-founded Network Peripherals, Inc., a designer and manufacturer of high-speed networking technology. He served as Vice President of Marketing, then as Vice President and General Manager of the OEM Business Unit until 1995. Mr. Stitt holds a Bachelors of Science in Electrical Engineering and Computer Science from Santa Clara University and a Masters in Business Administration from the Haas School of Business of the University of California, Berkeley.

As our founder, and with experience as an executive in networking companies, Mr. Stitt has extensive experience in our industry and the markets for our products. Mr. Stitt provides our Board with expert perspective on industry trends and strategic opportunities, as well as insight into our operations, from execution, cultural, competitive and industry points of view.

Kenneth Levy. Mr. Levy has served as one of our directors since October 2001. Mr. Levy is a private investor and the Chairman Emeritus of KLA-Tencor Corporation, a supplier of process control and yield management solutions for the semiconductor industry. Mr. Levy co-founded KLA Instruments, the predecessor to KLA-Tencor, and served as its Chairman of the Board and Chief Executive Officer. He served as Chariman of KLA-Tencor until 2006. Mr. Levy has also served on the Boards of Directors of Juniper Networks, Saifun Semiconductor, PowerDsine Inc. and various private companies. Mr. Levy holds a Bachelors of Science in Electrical Engineering from City College of New York and a Masters of Science in Electrical Engineering from Syracuse University. Mr. Levy is a member of the National Academy of Engineering.

Mr. Levy’s business, executive officer, and technology industry experience provides our Board with a valuable resource in understanding company operations and evaluating strategic opportunities.

Oscar Rodriguez. Mr. Rodriguez has served as our President and Chief Executive Officer since August 2010 and as one of our directors since October 2010. From April 2007 to August 2010, Mr. Rodriguez served as a director and the Chief Executive Officer and President of Movius Interactive Corporation, a privately held leader in messaging, collaboration and mobile media solutions for service providers worldwide. Prior to joining Movius, beginning in April 2006, Mr. Rodriguez served as the Vice President of the Carrier Ethernet business and Chief Marketing Officer of Alcatel-Lucent’s Enterprise Business Group. From August 2003 until April 2006, Mr. Rodriguez served as Chief Executive Officer, President and a director of Riverstone Networks, Inc., a provider of carrier ethernet infrastructure solutions for business and residential communications services, until it was acquired by Lucent Technologies in April 2006. From October 2000 to August 2003, Mr. Rodriguez held various positions at Nortel Networks Corporation, a telecommunications systems company, including as Divisional President, Enterprise Solutions Business; Divisional President, Intelligent Internet Business; and Vice President Portfolio & Operations, Local Internet Business. Mr. Rodriguez is a member of the board of directors of EXAR Corporation, a semiconductor company based in Silicon Valley, and also sits on the Dean’s Board of Advisors for the College of Engineering at the University of Central Florida. Mr. Rodriguez holds a B.S. in computer engineering from the University of Central Florida and an MBA from the Kenan-Flagler Business School at the University of North Carolina, Chapel Hill.

Mr. Rodriguez has extensive executive experience in the communications technology industry and provides strong financial and operational expertise to our Board. As our current President and Chief Executive Officer, Mr. Rodriguez also provides our Board with important insights about our company and its operations.

Class II Directors Serving a Term Expiring at the 2012 Annual Meeting

John H. Kispert. Mr. Kispert has served as one of our directors since May 2009. In February 2009, Mr. Kispert was hired to serve as President and Chief Executive Officer of Spansion, Inc., a publicly-traded manufacturer of flash memory products, to oversee that company’s reorganization of its business and is a director of Spansion. From 1995 to February 2009, Mr. Kispert held various executive management positions at KLA-Tencor Corporation, including President and Chief Operation Officer, Executive Vice President and Chief Financial Officer and Vice President, Finance and Accounting. Previously, Mr. Kispert served in a number of positions with the IBM Corporation. Mr. Kispert received his bachelor’s degree in Political Science from Grinnell College and his MBA from the University of California, Los Angeles.

Mr. Kispert has extensive management and leadership experience and provides our Board with technology, leadership and financial expertise that aids our board in understanding corporate needs and strategic opportunities.

Edward B. Meyercord, III. Mr. Meyercord has served as one of our directors since October 2009. Mr. Meyercord currently serves as Chief Executive Officer and Director of Critical Alert Systems LLC, a private company that provides wireless communications services, where he has served since July 2010. Prior to Critical Alert Systems, he was the founder and President of Council Rock Advisors LLC, a private company that provides advisory services. From December 2006 until January 2009, Mr. Meyercord served as Chief Executive Officer of Cavalier Telephone & TV, a privately held voice and data services. Prior to the sale to Cavalier Telephone & TV in December 2006, Mr. Meyercord served as Chief Executive Officer and a member of the board of directors of Talk America, Inc., a publicly traded provider of phone and internet services to consumers and small businesses. Mr. Meyercord also serves on the board of directors of Tollgrade Communications Inc., a publicly traded provider of test and measurement systems for communications networks and electrical power grids. Mr. Meyercord received his bachelor’s degree in Economics from Trinity College in Hartford, CT and his MBA from New York University.

Mr. Meyercord has extensive executive experience in corporate finance, risk assessment and management. His background in the telecommunications industry provides our Board with valuable industry expertise in one of our key markets.

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

Mr. Silverglide’s experience, and particularly his extensive experience in sales and sales organizations, including his experience with our sales organization and distribution channels, provides our Board with valuable insight regarding sales management and sales strategy.

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

Mr. Carinalli provides our Board with extensive engineering and engineering management expertise, as well as management expertise and technology expertise, which aids our Board in understanding product development, engineering management and strategic planning, as well as risk assessment and planning.

John C. Shoemaker. Mr. Shoemaker has served as one of our directors since October 2007. From 1990 to June 2004, Mr. Shoemaker held various executive management positions at Sun Microsystems, Inc., including as Executive Vice President, Worldwide Operations Organizations, and Executive Vice President and General Manager for its Computer Systems Division. Previously, Mr. Shoemaker served in a number of senior executive positions with the Xerox Corporation, a provider of document management technology and services. Mr. Shoemaker is a director of Altera Inc., a provider of programmable logic solutions, and has served on the board of directors of SonicWALL, Inc., formerly a network security and remote access software firm. Mr. Shoemaker holds a Bachelor of Arts degree from Hanover College and a Masters in Business Administration from Indiana University’s Kelley School of Business, where he is Principal Director of the Indiana University Foundation.

Mr. Shoemaker has extensive executive experience in senior level management positions in the technology industry, particularly in hardware systems, and provides strong operational, management and financial expertise to our Board.

Arrangements Regarding Appointment of Directors

Oscar Rodriguez, our President and Chief Executive Officer, was appointed to our Board in connection with an offer letter of employment we entered into with him in August 2010. Pursuant to the offer letter, Mr. Rodriguez must immediately resign as a member of our Board upon the date his employment with us terminates.

In October 2010 we entered into an agreement with several entities and natural persons associated with Ramius Advisors, who we collectively refer to as the “Ramius Group.” Pursuant to the agreement, we increased the size of our Board to nine directors, creating a vacancy, and we agreed to a process for the appointment of a person to fill the vacant position. Ramius Group may to recommend to our Board a director candidate who is unaffiliated with the Ramius Group to fill the Class III vacancy. The candidate must qualify as “independent” under NASDAQ corporate governance standards and have relevant business and financial experience consistent with our guidelines relating to director qualifications and Board composition. Our Board may either elect such person to our Board or decline to elect such person and permit the Ramius Group to nominate a further person for our Board’s consideration, until a director is elected to fill such vacancy. We agreed to appoint such director to certain committees of our Board. We also agreed to solicit and seek to obtain proxies in favor of an amendment to our certificate of incorporation for approval by our stockholders at our 2010 annual meeting of stockholders to declassify our Board over a period of three years.

Corporate Governance

Our Board currently consists of eight directors, and one vacancy. Currently, the directors are divided into three classes – Class I, Class II and Class III, with each class consisting of a minimum of two directors and each class having a three-year term. The Class I directors are Gordon L. Stitt, Kenneth Levy and Oscar Rodriguez. The Class II directors are John H. Kispert, Edward B. Meyercord, III and Harry Silverglide. The Class III directors are Charles Carinalli and John C. Shoemaker. At our 2010 annual meeting of stockholders, we expect to submit a proposal to our stockholders to declassify our Board over a three year period and provide for the annual election of all directors.

Our Board has determined that, other than Gordon L. Stitt and Oscar Rodriguez, each member of our Board is an independent director for purposes of the NASDAQ Marketplace Rules. In making these independence determinations, our Board has concluded that these directors do not have an employment, business, family or other relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Currently, our Class I, Class II and Class III directors serve until the annual meetings of stockholders to be held in 2011, 2012 and 2010, respectively, and until their respective successors are duly elected and qualified. At each annual meeting of stockholders, the successors to directors whose terms expire at that meeting are elected to serve from the time of election and qualification until the third annual meeting following their election. Our Board has a mandatory retirement age of seventy (70).

Charles Carinalli was elected in 2004 by the independent members of our Board as the Lead Independent Director, or our Lead Director. The independent directors extended Mr. Carinalli’s term by one year to October 2010. Mr. Carinalli’s duties as Lead Director include:

•	chairing executive sessions of the independent directors;

•

serving as liaison between the Chairman of our Board and the independent directors, including, communicating to the Chairman and Chief Executive Officer, as appropriate, the results of executive sessions of the independent directors;

•	ensuring that independent directors have adequate opportunities to meet without management present;

•	serving as designated contact for communication to independent directors, including being available for consultation and direct communication with major stockholders;

•	ensuring that the independent directors have an opportunity to provide input on the agenda for meetings of our Board;

•	assuring that there is sufficient time for discussion of all agenda items; and

•	receiving, distributing to our Board and arranging responses to communications from stockholders, and being identified as the recipient of these communications in the annual meeting proxy statement.

Our Board elects our President, Chief Financial Officer, Secretary and all executive officers. All executive officers serve at the discretion of our Board. Each of our officers devotes his full time to our affairs. Our directors devote time to our affairs as is necessary to discharge their duties. In addition, our Board has the authority to retain its own advisers to assist it in the discharge of its duties. There are no family relationships among any of our directors, officers or key employees.

Board Leadership Structure

Our Board leadership structure currently consists of Chairman, a Chief Executive Officer and a Lead Director. In the current structure, the roles of Chief Executive Officer and Chairman of our Board are separated, and the Lead Director is elected annually by all independent directors. Gordon L. Stitt has served as the Chairman of our Board since October 2006, while Oscar Rodriguez serves as our President and Chief Executive Officer. Separating these positions allows our Chief Executive Officer to focus on setting our strategic direction and for day-to-day leadership and performance, while allowing the Chairman of our Board to lead our Board in its fundamental role of providing advice to, and independent oversight of, management. As an important supplement to this structure, our Board appoints a Lead Director, generally to serve for a terms of no more than six years. Since July 2004 the independent members of our Board have elected Charles Carinalli to serve as Lead Director. The Chairman of our Board and our Chief Executive Officer periodically consult with our Lead Director on matters and issues facing the company, and our Lead Director liaises with the Chairman of our Board and with our Chief Executive Officer on behalf of our independent directors.

Our Board recognizes the time, effort, and energy that our Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitments required to serve as the Chairman of our Board and as Lead Director, particularly as our Board’s oversight responsibilities continue to grow. While our Bylaws and Corporate Governance Guidelines do not require that the Chairman of our Board and Chief Executive Officer positions be separate, our Board believes that separating these positions, and having a Lead Director liaise with each of them, is the appropriate leadership structure for us at this time and results in an effective balancing of responsibilities, experience and independent perspective to meet the current corporate governance needs and oversight responsibilities of our Board.

Board’s Role in Risk Oversight

Our Board has an active role, as a whole and also at the committee level, in overseeing management of the risks we face. This role is one of informed oversight rather than direct management of risk. Our Board regularly reviews and consults with management on strategic direction, challenges and risks we face. Our Board also reviews and discusses with management quarterly financial results and forecasts. The Audit Committee of our Board oversees management of financial risks, and its charter tasks the committee to provide oversight of and review at least annually our risk management policies, including its investment policies and anti-fraud program. The Compensation Committee of our Board is responsible for overseeing the management of risks relating to and arising from our executive compensation plans and arrangements. These committees provide regular reports, generally on a quarterly basis, to the full Board.

Management is tasked with the direct management and oversight of legal, financial, and commercial compliance matters, which includes identification and mitigation of associated areas of risk. The General Counsel provides regular reports of legal risks to the Audit Committee and our Board. The Chief Financial Officer, the Controller and Vice President of Internal Audit provide regular reports to the Audit Committee concerning financial, tax and audit related risks. In addition, the Audit Committee receives periodic reports from management on our compliance programs and efforts, investment policy and practices and the results of various internal audit projects. Management and the Compensation Committee’s compensation consultant provide analysis of risks related to our compensation programs and practices to the Compensation Committee.

Meetings of the Board of Directors

Our Board held 13 meetings during the fiscal year ended June 27, 2010. No director serving on our Board in fiscal year 2010 attended fewer than 75% of the aggregate of the meetings of our Board and the meetings of the committees on which he served.

Executive Sessions

The independent members of our Board meet regularly in executive session (without the participation of executive officers or other non-independent directors), generally before or after a regularly scheduled Board meetings or at such other times requested by our independent directors. Executive sessions of the independent directors are chaired by our Lead Director. The executive sessions include discussions and recommendations regarding guidance to be provided to the Chief Executive Officer and such topics as the independent directors determine.

Committees of the Board of Directors

Our Board has a separately-designated standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Our Board has adopted a written charter for each of these committees, each of which is available on our website at http://www.extremenetworks.com/about-extreme/corp-governance.aspx.

Current Committee Membership

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Charles Carinalli	Member	Chairman	Member
John H. Kispert	Chairman
Kenneth Levy			Chairman
Harry Silverglide	Member
John C. Shoemaker	Member	Member
Edward B. Meyercord, III		Member

Audit Committee. The current members of the Audit Committee are Messrs. Carinalli, Kispert, Silverglide and Shoemaker. Each member of the Audit Committee has been determined by our Board to be independent for purposes of the NASDAQ Marketplace Rules and the rules of the SEC as these rules apply to audit committee members. Our Board has determined that Mr. Kispert is an audit committee financial expert, as defined in the rules of the SEC. The Audit Committee retains our independent auditors, reviews and approves the planned scope, proposed fee arrangements and terms of engagement of the independent auditors, reviews the results of the annual audit of our financial statements and the interim reviews of our unaudited financial statements, evaluates the adequacy of accounting and financial controls, reviews the independence of our auditors, and oversees our financial reporting on behalf of our Board. The Audit Committee is also responsible for establishing procedures for the receipt, retention and treatment of complaints received by us regarding questionable accounting or auditing matters, including the anonymous submission by our employees of concerns regarding accounting or auditing matters. In addition, the Audit Committee reviews with our independent auditors the scope and timing of their audit services and any other services they are asked to perform, the independent auditor’s report on our consolidated financial statements following completion of their audit, and our critical accounting policies and procedures and policies with respect to our internal accounting and financial controls. The Audit Committee also assists our Board in fulfilling its oversight responsibilities with respect to financial risks, including risk management in the areas of financial reporting, internal controls, and compliance with legal and regulatory requirements. The Audit Committee held four meetings during the fiscal year ended June 27, 2010.

Compensation Committee. The current members of the Compensation Committee are Messrs. Carinalli, Shoemaker and Meyercord. Each member of the Compensation Committee has been determined by our Board to be independent for purposes of the NASDAQ Marketplace Rules as they apply to compensation committee members. The Compensation Committee has responsibility for, among other things, discharging our Board’s responsibilities relating to compensation and benefits of our officers, including responsibility for evaluating and reporting to our Board on matters concerning management performance, officer compensation and benefits plans and programs. In carrying out these responsibilities, the Compensation Committee is required to review all components of executive officer compensation for consistency with our compensation philosophy. The Compensation Committee also administers our stock option plans and stock incentive plans. The Compensation Committee assists our Board in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs. The charter of the Compensation Committee provides that the Compensation Committee may delegate duties or responsibilities to subcommittees or to one member of the Compensation Committee from time to time, as appropriate. However, historically the Compensation Committee has delegated duties or responsibilities only under limited circumstances. Our President and Chief Executive Officer and our Head of Human Resources assist the Compensation Committee in its deliberations with respect to the compensation of our executive officers, except that our Chief Executive Officer does not play a role in the Compensation Committee’s deliberations regarding his own compensation determination, other than discussing his performance objectives with the Compensation Committee. The other executive officers do not play a role in the Compensation Committee’s deliberations regarding their own compensation determination, except that each executive officer discusses his or her individual performance objectives with our Chief Executive Officer, and our General Counsel may be present for deliberations and may provide advice to the Compensation Committee regarding legal issues associated with compensation plans and decisions. The Compensation Committee held thirteen meetings during the fiscal year ended June 27, 2010. For more information about the Compensation Committee, see the discussion below under the heading “Executive Compensation.”

Nominating and Corporate Governance Committee. The current members of the Nominating and Corporate Governance Committee are Messrs. Levy and Carinalli. Each member of the Nominating and Corporate Governance Committee has been determined by our Board to be independent for purposes of the NASDAQ Marketplace Rules as they apply to nominating committee members. The Nominating and Corporate Governance Committee identifies, reviews, evaluates and nominates candidates to serve on our Board, is responsible for recommending corporate governance principles, codes of conduct and compliance mechanisms applicable to us, and assists our Board in its annual reviews of the performance of our Board, each committee and management. The Nominating and Corporate Governance Committee assists our Board in fulfilling its oversight responsibilities with respect to the management of risks associated with board organization, membership and structure, succession planning for our directors and executive officers, and corporate governance. The Nominating and Corporate Governance Committee held six meetings during the fiscal year ended June 27, 2010.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2010, members of our Compensation Committee included Charles Carinalli, Bob L. Corey, John C. Shoemaker, and Edward B. Meyercord, III. No member of the Compensation Committee was, during fiscal year 2010 or any prior period, an officer or employee of ours, except that Mr. Corey resigned as a director and as a member of all Board committees in July 2009 when he was appointed as our Executive Vice President and Chief Financial Officer. None of our executive officers has served on the board of directors or compensation committee of any other entity that has, or has had, one or more executive officers who served as a member of our Board or Compensation Committee during the 2010 fiscal year.

Director Nominations

Director Qualifications. In fulfilling its responsibilities, the Nominating and Corporate Governance Committee considers numerous factors in reviewing possible candidates for nomination as director, including:

•	the appropriate size of our Board and its Committees;

•	the perceived needs of our Board for particular skills, background and business experience;

•	the skills, background, reputation, and business experience of nominees and the skills, background, reputation, and business experience already possessed by other members of our Board;

•	nominees’ independence from management;

•	nominees’ experience with accounting rules and practices;

•	nominees’ background with regard to executive compensation;

•	applicable regulatory and listing requirements, including independence requirements and legal considerations, such as antitrust compliance;

•	the benefits of a constructive working relationship among directors; and

•	the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members.

While we do not have a formal diversity policy, in evaluating the qualifications of the candidates, the Nominating and Corporate Governance Committee considers many factors, including issues of character, judgment, independence, age, education, expertise, diversity of experience, length of service, other commitments and ability to serve on committees of our Board, as well as other individual qualities and attributes that contribute to board heterogeneity, including characteristics such as race, gender, and national origin. The Nominating and Corporate Governance Committee evaluates such factors, among others, and does not assign any particular weighting or priority to any of these factors.

Other than the foregoing there are no stated minimum criteria for director nominees, although the Nominating and Corporate Governance Committee may also consider other factors as it may deem, from time to time, are in the best interests of us and our stockholders. The Nominating and Corporate Governance Committee believes that it is preferable that at least one member of our Board should meet the criteria for an “audit committee financial expert” as defined by SEC rules. Under applicable listing requirements, at least a majority of the members of our Board must meet the definition of “independent director.” The Nominating and Corporate Governance Committee also believes it appropriate for one or more key members of management to participate as members of our Board.

Identifying and Evaluating Candidates for Nomination as Director. The Nominating and Corporate Governance Committee annually evaluates the current members of our Board whose terms are expiring and who are willing to continue in service against the criteria set forth above in determining whether to recommend these directors for election. The Nominating and Corporate Governance Committee regularly assesses the optimum size of our Board and its committees and the needs of our Board for various skills, background and business experience in determining if our Board requires additional candidates for nomination.

Candidates for nomination as director come to the attention of the Nominating and Corporate Governance Committee from time to time through incumbent directors, management, stockholders or third parties. These candidates may be considered at meetings of the Nominating and Corporate Governance Committee at any point during the year. Candidates are evaluated against the criteria set forth above. If the Nominating and Corporate Governance Committee believes at any time that our Board requires additional candidates for nomination, the Nominating and Corporate Governance Committee may poll directors and management for suggestions or conduct research to identify possible candidates and may engage, if the Nominating and Corporate Governance Committee believes it is appropriate, a third party search firm to assist in identifying qualified candidates.

The Nominating and Corporate Governance Committee evaluates any recommendation for director nominee proposed by a stockholder. In order to be evaluated in connection with the Nominating and Corporate Governance Committee’s established procedures for evaluating potential director nominees, any recommendation for director nominee submitted by a stockholder must be sent in writing to the Corporate Secretary, 3585 Monroe Street, Santa Clara, CA 95051, 120 days prior to the anniversary of the date proxy statements were mailed to stockholders in connection with the prior year’s annual meeting of stockholders, except that under our bylaws, if no annual meeting was held in the previous year or the date of the annual meeting has been changed by more than 30 calendar days from the date contemplated at the time of the previous year’s proxy statement, notice by the stockholders to be timely must be received not later than the close of business on the tenth day following the day on which public announcement of the date of the meeting is first made. For purposes of the foregoing, “public announcement” shall mean disclosure in a broadly disseminated press release or in a document publicly filed by us with the SEC. The recommendation for director nominee submitted by a stockholder must contain the following information:

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

The Nominating and Corporate Governance Committee evaluates incumbent directors, as well as candidates for director nominee submitted by directors, management and stockholders consistently using the criteria stated in our policies and procedures and selects the nominees that, in the Nominating and Corporate Governance Committee’s judgment, best suit the needs of our Board at the time.

Communications with Directors

Charles Carinalli has been selected by our independent directors as our “Lead Independent Director” and, as such, is responsible for receiving, distributing and arranging responses to communications from our stockholders to our Board. Stockholders may communicate with our Board by transmitting correspondence by mail, facsimile or email, addressed as follows:

Lead Director (or individually named director(s))

Extreme Networks, Inc.

3585 Monroe Street

Santa Clara, CA 95051

The Lead Director maintains a log of communications and transmit each communication as soon as practicable to the identified director addressee(s), unless (i) there are safety or security concerns that mitigate against further transmission of the communication; or (ii) the communication contains commercial matters not related to the stockholder’s stock ownership, as determined by the Lead Director in consultation with outside legal counsel. Our Board or individual directors are advised of any communication withheld for safety, security or other reasons as soon as practicable.

Director Attendance at Annual Meetings

We use reasonable efforts to schedule our annual meeting of stockholders at a time and date to maximize attendance by directors, taking into account the directors’ schedules. In cases where management, in its reasonable business judgment, expects stockholder attendance at our annual meeting to be significant, we encourage director attendance at the annual meeting. Directors make every effort to attend our annual meeting of stockholders when meaningful stockholder attendance at the meeting is anticipated. Messrs. Stitt, Shoemaker and Carinalli attended our 2009 annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person. Based solely on our review of the forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and persons who beneficially own more than 10% of our common stock were complied with in the fiscal year ended June 27, 2010, except that Forms 3 were not timely filed for Suresh K. Gopalakrishnan, Paul A. Hooper, Diane Honda and Justin DiMacchia, and Forms 4 for each of our directors were not timely filed with respect to their annual equity compensation awarded in December 2009.

Code of Ethics and Corporate Governance Materials

Our Board has adopted a charter for its Audit, Compensation and Nominating and Corporate Governance Committees, which are available on our website at http://www.extremenetworks.com/about-extreme/corp-governance.aspx. Our Board has also adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. The Code of Business Conduct and Ethics can be found on our website at http://www.extremenetworks.com/about-extreme/corp-governance.aspx.

We believe that good corporate governance is essential to ensure that we are managed for the benefit of stockholders. Our Board has adopted our Corporate Governance Guidelines to address key corporate governance issues. The Nominating and Corporate Governance Committee is responsible for reviewing the Corporate Governance Guidelines and recommending to our Board any changes to them. The Corporate Governance Guidelines can be found on our website at http://www.extremenetworks.com/about-extreme/corp-governance.aspx.

Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position
Oscar Rodriguez	50	President and Chief Executive Officer
Bob L. Corey	59	Executive Vice President and Chief Financial Officer
Suresh K. Gopalakrishnan	47	Vice President, Engineering
Paul A. Hooper	47	Chief Marketing Officer
Michael L. Seaton	46	Vice President, Worldwide Sales and Services
Diane C. Honda	45	Senior Vice President, General Counsel and Secretary
Justin A. DiMacchia	67	Vice President, Corporate Controller

Oscar Rodriguez. Biographical and related information for Oscar Rodriguez is set forth above under the heading “Board of Directors.”

Bob L. Corey. Mr. Corey has served as our Executive Vice President and Chief Financial Officer since July 2009, and also served as our Acting Executive Chief Executive Officer from October 2009 to August 2010. Prior to joining us as an executive officer, Mr. Corey served on our Board from 2003 to July 2009, and was the chairman of the Audit Committee. Prior to Extreme Networks, Mr. Corey served as Executive Vice President and Chief Financial Officer for Thor Technologies, Inc., a provider of enterprise provisioning software, from May 2003 until January 2006. Oracle Corporation acquired Thor Technologies in November 2005. Mr. Corey served as Executive Vice President and Chief Financial Officer of Documentum, Inc., a provider of enterprise content management software, from May 2000 to August 2002. Mr. Corey served as Senior Vice President of Finance and Administration and Chief Financial Officer for Forte Software, Inc., a provider of software development tools and services, from May 1998 to April 2000. In February 1999, Mr. Corey was elected to its Board of Directors prior to Forte Software’s acquisition by Sun Microsystems in October 1999. Mr. Corey also served as Chairman of the Board of Directors of Interwoven, Inc., a publicly-traded provider of enterprise content management software, until its acquisition by Autonomy Corporation plc in March 2009 and continues to serve on the Board of Directors of Veraz Networks, a publicly-traded provider of IP soft switches, media gateways and digital compression products. Mr. Corey holds a Bachelors of Administration with a concentration in accounting from California State University at Fullerton.

Paul A. Hooper. Mr. Hooper has served as our Chief Marketing Officer since October 2009. Mr. Hooper, a 15 year veteran of the technology industry who joined us in August 2002, currently oversees our worldwide marketing efforts, where he leads the strategic focus of solutions and technical marketing, global field marketing and corporate communications. From January 2009 to September 2009, Mr. Hooper served as Vice President and General Manager for our Volume Products Group, responsible for the strategy, product development and business management for our Summit family of fixed configuration switches, the BlackDiamond 8800 family of modular switches, wireless LAN solution and security solutions. From May 2007 to December 2008, he served as our Chief Marketing Officer. Prior to that, as our Chief Information Officer, Mr. Hooper oversaw the strategic use of IT systems and adherence to corporate compliance for data throughout a globally distributed business. Specifically, Mr. Hooper led the planning, procurement and ongoing support of business applications, network infrastructure and related services supporting more than 800 employees across 50 countries. Prior to joining Extreme Networks, Mr. Hooper served as vice president of information technology at myCFO, Inc., where he was responsible for the Enterprise Applications and Infrastructure for the fast-growing financial services and advisory company. Mr. Hooper has also held senior-level IT positions with JDS Uniphase, Netscape Communications and Sun Microsystems.

Suresh K. Gopalakrishnan. Mr. Gopalakrishnan has served as our Vice President of Engineering since October 2009 and is responsible for our technology strategy and product development. Mr. Gopalakrishnan, who joined us in March 2004, leverages a rich background in business strategy, marketing, systems engineering and product development to this role. From December 2006 to September 2009, Mr. Gopalakrishnan served as Vice President and General Manager of several products groups, where he was responsible for our carrier, wireless, and security businesses. From July 2005 to November 2006, Mr. Gopalakrishnan served as our Vice President of Marketing, where he was responsible for worldwide marketing, product management and solutions marketing. Prior to that, Mr. Gopalakrishnan served in various marketing and business development roles. Prior to joining Extreme Networks, Mr. Gopalakrishnan was the executive vice president of engineering at Riverstone Networks from and he served as the director of corporate strategy at Cabletron Systems. Mr. Gopalakrishnan has also held management positions at Sun Microsystems and engineering positions at Hewlett Packard. Mr. Gopalakrishnan is a member of the Board of Expert Advisors of the California Emerging Technology Fund (CETF) and has been an adjunct faculty member at University of Idaho and Santa Clara University. He holds a Ph.D. in Electrical Engineering from the University of Idaho.

Mike L. Seaton. Mr. Seaton has served as our Vice President for Worldwide Sales and Services since May 2010. Mr. Seaton, a 20 year industry veteran, previously served as our Vice President and General Manager of Worldwide Services from July 2007 to May 2010, where he oversaw the delivery of technical support, education, advanced technical and professional services. From November 2004 to July 2007, Mr. Seaton was our Vice President of Sales Operations and Strategic Alliances, where he was responsible for the combined solutions and a strategic relationship realized by our joint business partners and customers worldwide. Prior to joining Extreme Networks, Mr. Seaton held various positions at AT&T, Lucent Technologies and Avaya throughout his career. Mr. Seaton’s experience is highlighted by programming, services, sales, sales management, sales leadership, operations and internal business consulting. Mr. Seaton holds a Bachelor of General Studies with a concentration in Mathematics and Computer Science from the University of Michigan and an MBA from Florida State University.

Diane C. Honda. Ms. Honda has served as our Senior Vice President, General Counsel and Secretary since October 2009. She has been employed by us since November 2004, and prior to her current positions was our Vice President and Associate General Counsel. Ms. Honda previously held legal or business positions with Speedera Networks, Inc., Riverstone Networks, Inc., Legato Systems, Inc., and Hewlett-Packard Company. She received a bachelor’s in science in Applied Math Computer Science and Industrial Management from Carnegie Mellon University and a J.D. from Santa Clara University School of Law.

Justin A. DiMacchia. Mr. DiMacchia has served as our Vice President, Controller since January 2010. He has been employed by us since August 2004, and prior to his current positions was our Director of Internal Audit from August 2004 to December 2009. He has held various positions in our finance group, including Interim Vice President Corporate Controller. Before joining Extreme Networks, Mr. DiMacchia held various Financial Management positions with increasing responsibility while at Palm, Inc. Prior to Palm, Inc., he was the Vice President Chief Financial Officer of The Appletree Companies. Mr. DiMacchia commenced his career with Arthur Andersen & Co and is a Certified Public Accountant in California.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of the Securities and Exchange Commission’s Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2010, as amended.

The material in this report shall not be deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission, shall be deemed “furnished” in our Annual Report on Form 10-K for the fiscal year ended June 27, 2010, as amended, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of furnishing the disclosure in this manner.

COMPENSATION COMMITTEE
Charles Carinalli, Chairman
John C. Shoemaker
Edward B. Meyercord, III

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

Our executive compensation philosophy and objectives are to provide a competitive overall compensation package that allows us attract high quality candidates for senior leadership positions, to retain these employees and to establish a total compensation program which motivates and rewards individual and team performance in alignment with our goals, principal among which is the creation of stockholder value. We establish market competitive target levels of total compensation, focusing on both current pay and the opportunity for long term and future compensation. We target compensation at the 50th percentile for salary, total cash compensation and long term incentives. Annual compensation for a given executive is determined with reference to competitive market data, as well as the individual’s experience, knowledge, skills, education, performance and importance to our business. Our compensation program is designed to motivate individual and team accountability for our absolute and relative competitive performance.

Named Executive Officers

This “Executive Compensation” section of our Annual Report on Form 10-K/A presents compensation earned by our “named executive officers” (as defined by SEC rules). For the fiscal year ended June 27, 2010, our named executive officers and their respective titles were as follows:

Name	Title
Bob L. Corey	Acting President and Chief Executive Officer during Fiscal 2010 and Executive Vice President, Finance and Chief Financial Officer
Suresh K. Gopalakrishnan	Vice President, Engineering
Paul A. Hooper	Chief Marketing Officer
Michael L. Seaton	Vice President of Worldwide Sales and Services
Mark A. Canepa	Former President, Chief Executive Officer and Director
Karen Rogge	Former Chief Financial Officer

Bob L. Corey was appointed as our Acting President and Chief Executive Officer in October 2009, and he has served as our Executive Vice President, Finance and Chief Financial Officer since July 2009. Mark A. Canepa resigned as our President and Chief Executive Officer in October 2009, and Karen Rogge resigned as our Chief Financial Officer in July 2009. Michael L. Seaton was appointed as Vice President of Worldwide Sales and Services in May 2009. Paul A. Hooper was appointed as our Chief Marketing Officer and Suresh K. Gopalakrishnan was appointed as our Vice President, Engineering in October 2009, each of whom was employed by us at the time of his appointment. Subsequent to the end of our fiscal year, Oscar Rodriguez was appointed as our President and Chief Executive Officer, and a summary of our employment agreement with Mr. Rodriguez is provided in the “Summary of Employment and Other Agreements” section below.

Compensation Process

Throughout the year, our Compensation Committee Chair meets with our Head of Human Resources to monitor issues relating to executive compensation. At the end of the fiscal year, our CEO conducts a quantitative assessment of each named executive officer’s performance for the past fiscal year based upon the officer’s individual and team business goals and objectives. Our CEO and our Head of Human Resources also review the competitive benchmarking assessments of similarly situated executives in comparable companies in our industry, the competitive position of us relative to comparable companies in our industry, and the available salary and equity merit increase budget for the company. Our CEO then makes specific recommendations to the Compensation Committee for any changes to base salary, target bonus opportunities, other cash incentives and equity awards, if appropriate. The Compensation Committee considers these proposals and makes any final approvals required in executing their duties. In addition, the Compensation Committee similarly assesses the performance of our CEO, based on the achievement of the approved financial goals, performance metrics, and strategic objectives identified to improve our operating performance. Our CEO is not present at the time the Compensation Committee reviews his performance and discusses his compensation. The Compensation Committee retains an independent compensation consultant to complete the assessment by providing third-party review of plans and to provide guidance to the CEO, Head of Human Resources and the Committee in making compensation decisions.

Peer Group Selection and Benchmarking

The Compensation Committee seeks to set the base salary and total compensation of our executives, including our named executive officers, at the 50th percentile of the compensation of similarly-situated executives in comparable companies in our industry with whom we directly compete in our hiring and retention of executives. However, the Compensation Committee has the authority to approve position specific compensation packages that are above or below this level based on the executive’s specific experience, knowledge, skills, education, performance and importance to the business. In addition to these factors, the Compensation Committee also considers the information provided by its advisors and the comparative compensation of our other officers when determining an individual’s actual pay level.

For our fiscal year ended June 27, 2010, the Compensation Committee engaged Radford, an Aon Consulting Company, as an independent advisor to provide competitive market data regarding the components of our executive compensation. Radford reports directly to the Compensation Committee, and works with management to gain access to compensation information. We paid the fees charged by Radford for its engagement by the Compensation Committee with respect to its services related to fiscal year 2010 compensation.

For the Compensation Committee’s deliberations regarding our fiscal year 2010 executive compensation, the Compensation Committee reviewed a Radford Executive Benchmark Survey which includes many of the following companies which make up our peer group:

• 3Com Corporation	• MRV Communications Inc.

• Adaptec, Inc.	• NETGEAR, Inc.

• ADTRAN, Inc.	• Novatel Wireless, Inc.

• Avocent Corporation	• Packeteer, Inc.

• Brocade Communications Systems, Inc.	• QLogic Corporation

• Ciena Corporation	• Quantum Corporation

• Emulex Corporation	• Rackable Systems, Inc.

• F5 Networks, Inc.	• RadiSys Corporation

• Foundry Networks, Inc. (acquired by Brocade)	• STEC Inc.

• Harmonic Inc.	• Westell Technologies, Inc.

The Radford assessment examined a range of pay levels including the 25th, 50th and 75th percentile of the applicable benchmark group to reflect a range of pay to be considered when determining individual pay elements.

Compensation Program Elements

The main elements of our compensation program and their respective purposes are as follows:

Element	Purpose
Base salary	Attract and retain talented employees. Serve as a primary element of compensation.

Annual cash incentives	Encourage and reward employees who achieve overall corporate goals and individual objectives, particularly in the short term.

Annual long-term equity incentives	Encourage and reward employees who achieve overall corporate goals and individual objectives, particularly in the long term. Encourage employee retention. Align the interests of officers and stockholders.

Change in control and severance benefits	Retain officers during the pendency of a proposed change in control transaction. Avoid adverse impacts to the morale of officers and uncertainty regarding continued employment. Align the interests of officers and stockholders in the event of a change in control.

Benefit plans	Attract and retain talented employees. Provide assurance of financial support in the event of illness or injury. Encourage retirement savings. Encourage additional equity ownership by employees.

The Compensation Committee does not have a set formula for determining the mix of pay elements for named executive officers. Other than certain change in control and severance benefits, our executives generally receive only compensation elements that are provided to our rank-and-file employees.

2010 Compensation Decisions

As a result of the process and purposes described above, in 2010 the Compensation Committee made the following compensation decisions with respect to our named executive officers:

Base Salary

Due to economic conditions and recent changes in our executive officers, the Compensation Committee, together with our Head of Human Resources and Acting CEO, decided not to review the base salaries of our executive officers for the fiscal year ending June 27, 2010. However, each of Mr. Corey, Gopalakrishnan, Hooper and Seaton were appointed to new positions during the fiscal year and our Compensation Committee reviewed their base salaries in connection with their assumption of those roles, as summarized below.

In July 2009, the Compensation Committee negotiated and approved an offer to Mr. Corey, our Executive Vice President and Chief Financial Officer, which included an annual base salary of $375,000, a one-time option to acquire 450,000 shares of our common stock, and a target bonus of 60% of his then current annual base salary. When Mr. Corey assumed the Acting CEO position, in order to compensate Mr. Corey for the additional responsibility he assumed, the Compensation Committee approved an increase in his annual base salary to $472,200 and an option to acquire 100,000 shares of our common stock. In addition, in order to incent Mr. Corey to remain with the Company and to reward him for his service as Acting CEO, and during his tenure as Acting CEO, the Compensation Committee approved a special bonus arrangement providing for payment of an annual amount of $64,800 pro-rated through the date the new Chief Executive Officer is appointed. The Compensation Committee also approved certain severance provisions summarized below under the heading “Summary of Employment and Other Agreements.” Mr. Corey’s base compensation is within our benchmark target, as were the increases made while he was serving as our Acting CEO.

When Mr. Seaton was appointed our Vice President Worldwide Sales and Service in May 2010, the Compensation Committee approved an increase in his base salary by $10,000 to $275,000. The Compensation Committee maintained his target bonus of 40% of his 2010 base salary prior to the new appointment, but the Compensation Committee approved his participation in a 2011 Senior Vice President Sales Commission Plan commencing in our 2011 fiscal year (in lieu of participation in our 2011 Executive Incentive Plan). In making these determinations, the Compensation Committee considered a variety of factors, including the timing of the transition and benchmark targets.

For additional information reading the Compensation Committee’s decisions with respect to named executive officers who resigned during the fiscal year ended June 27, 2010, including a summary of separation arrangements, see the discussion below under the heading “Summary of Employment and Other Agreements.”

Annual Cash Incentives

Our Compensation Committee establishes an Executive Incentive Plan each year, designed to reward our executives for the successful management of our business. The structure and elements of the plan are reviewed and modified annually based upon expectations for our business based on our Board-approved operating plan. In July 2009, our Board, upon the recommendation of the Compensation Committee, approved the terms of our Fiscal 2010 Executive Incentive Bonus Plan, or our “2010 Incentive Plan.”

Under the terms of the 2010 Incentive Plan, as initially approved, the Compensation Committee established bonus targets for our named executive officers under our 2010 Incentive Plan. The individual target bonus percentages for Messrs. Corey, Mr. Seaton, Hooper and Gopalakrishnan were 60%, 40%, 40% and 40%, respectively. The Compensation Committee also approved a formula for determining the bonus pool for all executives and employees based upon a matrix of operating profit and revenues, with the bonus pool increasing (or decreasing) from that targeted level if the company’s results exceeded (or fell below) those target levels. The Compensation Committee determined that the resulting pool would be allocated 20% to executives and 80% to other employees. The Compensation Committee set the minimum revenue levels and the minimum non-GAAP operating profit required before a bonus pool would be established, and specific bonus pool amounts were set for higher levels of total revenue and non-GAAP operating profit. Under the matrix, each executive would receive 100% of their target bonus if we achieve total revenue and non-GAAP operating profit objectives that the Compensation Committee believed would challenge our executive officers, not to function as modest targets where achievement was relatively assured.

As a result of continuing economic uncertainty, we experienced substantial challenges in achieving our revenue and operating profit goals in the first half of our fiscal year ended June 27, 2010. Based upon economic conditions at the time, our operating plan for the year was revised, and the Compensation Committee determined that our 2010 Incentive Plan goals could not be achieved. With the advice from its compensation consultant, in February 2010 the Compensation Committee determined to substantially re-design the 2010 Incentive Plan. First, the Compensation Committee determined to fund the 2010 Incentive Plan with awards of restricted stock unit, or RSUs instead of cash, providing an additional incentive to improve overall performance, and therefore stock price, as well as preserving cash. Second, the Compensation Committee determined that, to provide an incentive to achieve performance in the second half of the 2010, the performance goals under the 2010 Incentive Plan should be based on financial results only for the second half of the fiscal year. Third, the Compensation Committee determined that a portion of the incentive should be structured as a retention grant to incent executives to remain with us through the year, even if economic conditions or other factors were preventing us from meeting our revised objectives.

Accordingly, the Compensation Committee revised the 2010 Incentive Plan such that each executive officer received three RSU awards: (i) an award that would vest upon achievement of a base plan for total revenue and non-GAAP operating profit, subject to the officer’s continued employment with us; (ii) an award that would vest if the Company achieved a “stretch” plan for total revenue and non-GAAP operating profit, subject to the officer’s continued employment with us; and (iii) an award that would vest if the officer remained employed with us in August 2010. The Compensation Committee viewed the base plan as an achievable goal and the “stretch” plan as challenging.

The Compensation Committee approved awards of a total of 741,020 RSUs under the revised 2010 Incentive Plan to members of our management. The following table sets forth the maximum number of RSUs that could have vested for each named executive officer, approximately 57% of which was dependent upon attaining the revenue and non-GAAP operating profit targets described above and approximately 43% of which was dependent upon the executive remaining with us in August 2011. Under our Executive Employment Plans, our non-GAAP operating profit is determined on the same basis that we report non-GAAP operating profit publicly.

Participant	Title	Number of RSUs
Bob L. Corey	Acting President and Chief Executive Officer during Fiscal 2010 Executive Vice President, Finance and Chief Financial Officer	157,500
Michael L. Seaton	Vice President of Worldwide Sales and Services	74,200
Paul A. Hooper	Chief Marketing Officer	78,400
Suresh Gopalakrishnan	Vice President, Engineering	79,800

We attained the goals of the base plan, and each of these executives remained with us through the August 15, 2010 date for vesting of the retention award. As a result, Mr. Corey vested in 112,500 shares, Mr. Seaton vested in 53,000 shares, Mr. Hooper vested in 56,000 shares, and Mr. Gopalakrishnan vested in 57,000 shares.

Long-Term Equity Incentive Compensation

2005 Equity Incentive Plan

Under our 2005 Equity Incentive Plan, or the 2005 Plan, we may grant stock options, stock appreciation rights, restricted stock, RSUs, performance shares, performance units, and other share-based or cash-based awards to employees and consultants. The 2005 Plan also authorizes the grant of awards of stock options, stock appreciation rights, or SARs, restricted stock, and RSUs to non-employee members of our Board and deferred compensation awards to officers, directors and certain management or highly compensated employees. Under the 2005 Plan, all stock options must be granted with an exercise price per share that is not less than the fair market value of a share of our common stock on the effective date of grant of the option. The 2005 Plan replaced the 1996 Stock Option Plan, the 2000 Nonstatutory Stock Option Plan, and the 2001 Nonstatutory Stock Option Plan. Pursuant to the 2005 Plan, up to 27,000,000 shares of our common stock are authorized for issuance. As of June 27, 2010, 13,412,704 shares were available for future grant under the 2005 Plan.

New Hire Grants; Promotional Grants

Generally, we grant equity awards to our new employees, including our named executive officers, in connection with the start of their employment, and we occasionally grant equity awards in connection with the promotion of employees. New-hire stock options granted to named executive officers generally vest as follows: one-fourth vests one year after the officer’s employment start date, and the remaining shares vest monthly over the following three years at a rate of 1/48th of the entire option each month, subject to the officer’s continued employment with us. Promotional stock options granted to named executive officers generally vest monthly over the four years following the date of grant at a rate of 1/48th of the entire option each month, subject to the officer’s continued employment with us. However, our Board or the Compensation Committee has approved certain exceptions to vesting schedules for new-hire and promotional equity awards in the past. For example, see “Change in Control and Severance Agreements,” below. The aggregate amounts of the new-hire or promotional grants to named executive officer are negotiated with the named executive officer.

During the fiscal year ended June 27, 2010, we granted Bob L. Corey options to acquire 450,000 shares of our common stock in connection with his election as Executive Vice President and Chief Financial Officer, and an additional 100,000 shares in connection with his assumption of the role of Acting President and Chief Executive Officer, which vest after 18 months of continued service to us. These option grants were made in October 2009 and January 2010, respectively.

Annual Merit Grants

We have typically granted each named executive officer an additional stock option grant on an annual basis, with the goal of providing continued incentives to retain strong executives and improve corporate performance. Merit based annual stock options granted to named executive officers generally vest monthly over the four years following the date of grant at a rate of 1/48th of the entire option each month, subject to the officer’s continued employment with us. However, our Board or the Compensation Committee has approved certain exceptions to vesting schedules in the past.

In November 2009, the Compensation Committee evaluated the performance of each of our named executive officers and, due to the economic situation at the time, decided not to grant any merit based annual stock options.

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

•	All grants are to be approved by the Compensation Committee.

•	Grants are to be approved at Compensation Committee meetings (not by unanimous written consent, except in extraordinary circumstances).

•	Granting authority may not be delegated to management.

•	Our Board and management are to continue monitoring processes and policies recommended by the SEC, self-regulatory authorities and outside advisors.

•

All Board and Compensation Committee minutes are to be circulated to the directors as soon as reasonably practicable (generally, within two weeks of meeting). Counsel should attend all Board and Compensation Committee meetings.

•	Our Board has directed management to propose a mechanism for monitoring compliance with and reporting to our Board on our policies and procedures relating to options grants.

These processes were adopted by our Board in April 2007, and are designed to ensure that we continue to employ best practices and procedures with respect to equity compensation awards.

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

Our agreements with named executive officers are described under “Summary of Employment and Other Agreements” below. The potential payments that each of named executive officer would have received if a change in control or termination of employment had occurred on June 27, 2010 are set forth under “Potential Payments Upon Termination or Change in Control” below.

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

In January 1999, our Board adopted our 1999 Employee Stock Purchase Plan, or the Purchase Plan. In December 2005, our stockholders approved an amendment to the Purchase Plan to increase the maximum number of shares of common stock that may be issued under the plan by 5,000,000 to a total of 12,000,000 shares. The Purchase Plan permits eligible employees, including our named executive officers, to acquire shares of our common stock through periodic payroll deductions of up to 15% of total compensation. No more than 1,000 shares may be purchased on any purchase date per employee, and each offering period has a maximum duration of 3 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or on the last day of the respective purchase period. Through October 25, 2010, and other than Paul A. Hooper, our named executive officers have not participated in the Purchase Plan.

Tax Considerations

The Compensation Committee has considered the provisions of Section 162(m) of the Internal Revenue Code, or the Code, and related Treasury Department regulations, which restrict deductibility of executive compensation paid to our named executive officers holding office at the end of any year to the extent this compensation exceeds $1,000,000 for any of these officers in any year and does not qualify for an exception under the statute or regulations. Income from options granted under our stockholder-approved stock option plan would generally qualify for an exemption from these restrictions so long as the options are granted by a committee whose members are “outside directors” (as defined by Section 162(m)) and have an exercise price no less than the fair market value of the shares on the date of grant. We expect that the Compensation Committee will continue to be comprised solely of outside directors, and that any options granted to our executive officers will be approved by the Compensation Committee. The Compensation Committee does not believe that in general other components of our compensation are likely to exceed $1,000,000 for any executive officer in the foreseeable future, and therefore concluded that no further action with respect to qualifying this compensation for deductibility was necessary at this time. In the future, the Compensation Committee expects to continue evaluating the advisability of qualifying its executive compensation for deductibility. The Compensation Committee’s policy is to qualify its executive compensation for deductibility under applicable tax laws as practicable.

Compensation Risk Evaluation

The Compensation Committee requested that management review and report to the Compensation Committee regarding elements of our compensation system that could affect risk and in particular had any potential to result in material risk to us and the report was made and evaluated by the Compensation Committee in August 2010. Included in the analysis were such factors as the behaviors being induced by our fixed and variable pay components, the balance of short-term and long-term performance goals in our incentive compensation system, the established limits on permissible incentive award levels, internal controls, including financial, operational and compliance policies and practices.

Stock Ownership and Hedging

At present, the Compensation Committee has not established any equity or security ownership requirements for its executive officers, which is a policy that is reviewed annually as part of the regular review of our pay plans. We prohibit executive officers from hedging the economic risk of ownership of our stock.

Summary Compensation Table

The following table sets forth information for fiscal year 2010 concerning the compensation of our named executive officers:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)(3)		Total ($)
Bob L. Corey Acting President and Chief Executive Officer during Fiscal 2010 and Executive Vice President, Finance and Chief Financial Officer	2010	422,839	0	308,250	494,185	0	742		1,226,016

Suresh K. Gopalakrishnan	2008	267,125	44,877	0	261,096	0	135	(5)	573,233
Vice President, Engineering	2009	279,469	0	0	0	0	270	(5)	279,739
	2010	285,000	0	156,180	0	0	470	(5)	441,650

Paul A. Hooper	2008	268,000	46,096	0	302,634	0	135	(5)	616,865
Chief Marketing Officer	2009	274,000	0	0	0	0	270	(5)	274,270
	2010	280,000	0	153,440	0	0	270	(5)	433,710

Michael L. Seaton	2008	256,490	42,463	0	302,634	28,557	40,090		670,234
Vice President of Worldwide Sales and Services	2009	259,594	0	0	0	0	255		259,819
	2010	266,667	0	145,220	0	0	270	(5)	412,157

Mark A. Canepa (6)	2008	494,475	0	0	996,912	138,453	7,925		1,637,765
Former President, Chief Executive Officer and Director	2009	494,099	0	0	0	0	8,223		502,322
	2010	166,433	0	0	0	0	426,494	(4)	592,927

Karen Rogge (7)	2008	350,000	25,000	0	480,510	84,000	5,655		945,165
Former Chief Financial Officer	2009	347,813	4,000	0	27,050	0	4,825		383,688
	2010	18,622	0	0	0	0	175,035	(4)	193,657

(1)	Bonus amounts represent discretionary fixed bonuses. Performance-based bonuses are generally paid under our bonus plans and sales commission plan and represented as Non-Equity Incentive Plan Compensation.
(2)

Represents the aggregate grant date fair value computed in accordance with Accounting Standards Codification, or ASC, Topic 718, and do not reflect whether our named executive officer has actually realized a financial benefit from the award. For information on the assumptions used to calculate the value of the awards, refer to Note 7 to our consolidated financial statements in our Form 10-K for the fiscal year ended June 27, 2010. In accordance with SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3)	Represents discretionary matching contributions made by us under our tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan, and contributions to group term life insurance. Our Board suspended the employer-matched component of our 401(k) retirement plan effective April 1, 2009.
(4)	Represents severance paid.
(5)	Represents group term life insurance.
(6)	Mr. Canepa resigned as our President, Chief Executive Officer and director in October 2009.
(7)	Ms. Rogge resigned as our Chief Financial Officer in July 2009.

Summary of Employment and Other Agreements

The following is a description of employment and other agreements between us and our named executive officers and with our President and Chief Executive Officer, Oscar Rodriguez, who was appointed subsequent to the end of our 2010 fiscal year.

President and Chief Executive Officer

In August 2010, we entered into an offer letter of employment with Mr. Rodriguez for service as our President and Chief Executive Officer. Pursuant to the terms the offer letter of employment, Mr. Rodriguez is to receive an annual salary of $550,000, less applicable taxes and withholdings, and be eligible to participate our standard employee benefits plans. In addition, Mr. Rodriguez was granted a one-time option to acquire 900,000 shares of our common stock with an exercise price equal to the closing price of our common stock on the grant date. One-fourth of these shares vest one year after the commencement of Mr. Rodriguez’s employment with us, and the remaining shares vest monthly over the following three years at a rate of 1/48th of the entire option each month, subject to Mr. Rodriguez’s continued employment with us. The vesting of the shares subject to this option may be accelerated upon a change in control, pursuant to the terms and conditions of the Severance Plan. Mr. Rodriguez was also granted 100,000 shares of restricted stock that vest in three annual installments, subject to his continued employment with us. To compensate Mr. Rodriguez for the loss of a performance bonus at his former company, we awarded him 50,000 shares of restricted stock that vest on the first anniversary of his employment with us, subject to his continued employment with us. In addition, we entered into an Executive Change in Control Severance Agreement with Mr. Rodriguez in the form standard for our executive officers under which Mr. Rodriguez would be entitled to receive a lump sum payment equal to (i) 18 months of his base salary, less applicable withholding taxes, in certain circumstances involving a change of control in us, or (ii) 12 months of his base salary, less applicable withholding taxes, in certain circumstance involving our termination of Mr. Rodriguez’s employment without cause. Mr. Rodriguez was also awarded a one time, lump-sum cash payment of $50,000 to relocate his household from Florida to California, such amount to be grossed up for tax purposes. Pursuant to the offer letter, we appointed Mr. Rodriguez to our Board in October 2010 and he must immediately resign as a member of our Board upon the date his employment with us terminates.

Executive Vice President and Chief Financial Officer

Under an offer letter of employment to be our Executive Vice President, Finance and Chief Financial Officer, Mr. Corey is paid an annual base salary of $375,000, less applicable taxes and withholdings. He also is eligible to participate in our bonus plans with an annual target of 60% of his then current annual base salary. In addition, Mr. Corey was granted a one-time option to acquire 450,000 shares of our common stock with an exercise price equal to the closing price of our common stock on the grant date. One-fourth of these shares shall vest one year after the commencement of Mr. Corey’s employment with us, and the remaining shares vest monthly over the following three years at a rate of 1/48th of the entire option each month, subject to Mr. Corey’s continued employment with us. The vesting of the shares subject to this option may be accelerated upon a change in control, pursuant to the terms and conditions of the Severance Plan.

In October 2009, Mr. Corey was appointed as our Acting President and Chief Executive Officer, positions he held until August 2010. In connection with this appointment, Mr. Corey received an option to acquire 100,000 shares of our common stock in connection with his appointment as Acting President and Chief Executive Officer. In addition, if we terminate Mr. Corey’s employment without cause within 12 months of the appointment of a permanent President and Chief Executive Officer of us, subject to his execution of a release of claims against us, Mr. Corey is entitled to (i) 12 months of his base salary then in effect, (ii) acceleration of 12 months of vesting of the shares subject to outstanding equity inventive grants, (iii) a pro rata portion of his annual bonus target under our Executive Incentive Plan for the fiscal year in which such termination occurs, and (iv) reimbursement of 12 months of applicable COBRA healthcare premiums.

In March 2010, Mr. Corey’s employment letter was supplemented to increase his salary to $472,200 while he served as our Acting President and Chief Executive Officer, retroactive to his appointment in October 2009. We also agreed to pay him an additional bonus payable three (3) months after a new Chief Executive Officer is appointed by our Board, with the bonus calculated at an annual rate of $64,800 pro-rated through the date the new Chief Executive Officer is appointed. In addition, the severance provision of Mr. Corey’s prior offer letter was modified so that if, within the year after a new Chief Executive Officer is appointed, Mr. Corey’s responsibilities do not include responsibilities designated by our Board, and if he resigns within 30 days after such responsibilities are changed, he would be entitled to the same benefits as if he had been terminated “without cause.”

In September 2010, the Compensation Committee agreed that, under Mr. Corey’s Executive Change in Control Severance Agreement, (i) if we are acquired by an entity that does not have stock listed on a U.S. equity exchange, all of Mr. Corey’s unvested stock options vest upon the closing of such a transaction, and (ii) “Good Reason” would include our being a party to a merger or acquisition, immediately after the closing of which Mr. Corey’s duties and responsibilities are materially reduced from serving as the Executive Vice President and Chief Financial Officer of the surviving publicly listed corporation.

Former President, Chief Executive Officer and Director

Mark A. Canepa, our former President, Chief Executive Officer and director, resigned in October 2009. In connection with his resignation, and in consideration for his execution of a general release of claims, our Compensation Committee agreed to provide Mr. Canepa with twelve months of continued compensation amounting to $639,354 in aggregate, to accelerate by twelve months the vesting of shares of our common stock subject to Mr. Canepa’s outstanding stock options and RSUs, and to provide twelve months of his applicable COBRA health care premiums.

Former Senior Vice President Worldwide Sales

As part of our consolidation process for our worldwide field operations, Helmut Wilke’s position as Senior Vice President Worldwide Sales was eliminated in May 2010. In connection with the elimination of this position, Mr. Wilke remained employed by us in a transitionary role until August 2010 and received a separation arrangement equal to 6 months of his base salary amounting to $142,500, and 6 months of his applicable COBRA health care premiums.

Former Senior Vice President Chief Financial Officer

Karen Rogge, our Senior Vice President and Chief Financial Officer, resigned in July 2009. In connection with her resignation, and in consideration for her execution of a general release of claims, our Compensation Committee agreed to provide Ms. Rogge with a payment of $175,000 (an amount equal to six months’ base salary at the time of her resignation). In addition, Ms. Rogge agreed that, when and if requested by us, she will provide consulting services to us as an independent contractor, at a rate of $200 per hour for consulting services actually provided to us, during the six-month period following her resignation.

Executive Change in Control Severance Plan

On February 8, 2006, the independent members of our Board, upon the recommendation of the Compensation Committee, approved the terms of an Executive Change in Control Severance Plan in order to ensure retention of key personnel and continuity of the business in the event of a change in control of the business. On August 7, 2008, the independent members of our Board, upon the recommendation of the Compensation Committee, approved an amendment and restatement of the Executive Change in Control Severance Plan. We refer to this plan, as amended and restated, as the “Severance Plan.”

Cash Compensation and Benefits

Under the Severance Plan, severance compensation, health care and other benefits are provided to a Severance Plan participant if the participant is terminated without cause or resigns as a result of certain adverse circumstances described in the Severance Plan within 12 months after a change in control, or a Double Trigger Termination. The amount of this severance compensation that would be provided to a participant is equal to that participant’s then current salary and target bonus for the applicable “severance benefit period.” The Compensation Committee has established that the severance benefit period for participants is 18 months in the case of the chief executive officer, 12 months in the case of officers who report directly to the chief executive officer and 6 months in the case of eligible vice presidents designated by the Compensation Committee. In addition, the severance benefit period establishes the period of time during which health care and other benefits are provided to a participant.

Equity Awards

The Severance Plan provides that equity awards granted prior to August 7, 2008 (the effective date of the amendment to the plan) with respect to individuals who were participants as of that date and certain other equity awards as determined by the Compensation Committee at the time of grant are treated as follows in the event of a Change in our Control:

•	if the participant’s options and SARs are not assumed or otherwise continued by the acquirer, 100% of the participant’s then unvested options and SARs would accelerate;

•

if the participant is not terminated and the acquirer assumes the participant’s outstanding options and SARs, the vesting of fifty percent (50%) of the participant’s then unvested options and SARs would accelerate as of the date of the change in control and the remainder of the participant’s unvested options and SARs would vest in equal monthly installments over a period equal to one half of the remainder of the participant’s original vesting schedule;

•

if the participant is terminated and the participant’s options and SARs are assumed or otherwise continued by the acquirer, 100% of the participant’s then unvested options and SARs would accelerate; and

•	the vesting of all other awards, including restricted stock and RSUs, would accelerate.

However, the Severance Plan further provides that, unless otherwise determined by the Compensation Committee at the time of grant, equity awards granted after August 7, 2008 (the effective date of the amendment to the plan) to participants are treated as follows in the event of a Change in our Control:

•

if equity awards are not assumed or otherwise continued by the acquirer, accelerated vesting would occur only with respect to the number of months in the applicable participant’s severance benefit period;

•	if equity awards are assumed or otherwise continued by the acquirer, acceleration of vesting of these awards would occur only upon a Double Trigger Termination, and then would accelerate 100%; and

•	all equity awards are treated the same under the plan in the event of a Change of Control.

In the event that any payment or benefit received or to be received by a participant under the Severance Plan or otherwise would subject the participant to any excise tax pursuant to Section 4999 of the Code due to the characterization of such payments as an excess parachute payment under Section 280G of the Code, then, notwithstanding the other provisions of the Severance Plan, the amount of such payments would not exceed the amount which produces the greatest after-tax benefit to the participant. The Severance Plan does not provide for payment of any applicable excise tax by us or other “gross-up” payments to offset the impact of any applicable excise tax.

Certain Definitions

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

“Change in our Control” means the occurrence of any of the following:

•

any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act, other than a trustee or other fiduciary holding our securities under an employee benefit plan, becomes the “beneficial owner” (as defined in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of our securities representing more than fifty percent (50%) of the total combined voting power of our then-outstanding securities entitled to vote generally in the election of directors;

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

•

a change in the composition of our Board within any twelve (12) month period as a result of which fewer than a majority of the directors are Incumbent Directors (defined as a director who either (i) is a member of our Board as of February 8, 2006, or (ii) is elected, or nominated for election, to our Board with the affirmative votes of at least a majority of the Incumbent Directors at the time of such election or nomination, but (iii) was not elected or nominated in connection with an actual or threatened proxy contest relating to the election of our directors).

However, to the extent that any amount constituting nonqualified deferred compensation subject to Section 409A of the Code would become payable under the Severance Plan by reason of a Change in our Control, such amount shall become payable only if the event constituting a Change in our Control would also constitute a change in ownership or effective control of us, or a change in the ownership of a substantial portion of our assets, within the meaning of Section 409A of the Code.

Indemnity Agreements

We have entered into indemnification agreements with our executive officers and directors. These indemnification agreements require us to indemnify these individuals to the fullest extent permitted by law.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to stock and option awards and other plan-based awards, including non-equity incentive awards, granted during the fiscal year ended June 27, 2010 to our named executive officers. For a narrative description of the various plan-based awards set forth in the following table, see the discussion above under the heading “Compensation Discussion and Analysis.”

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(3)
			Threshold ($)	Target ($)		Maximum ($)(2)
Bob L. Corey	10/28/2009	10/19/2009		0				450,000	2.09	373,635
	2/3/2010	1/31/2010		0				100,000	2.69	103,787
	2/11/2010	2/11/2010		225,000		450,000	112,500			308,250
Suresh K. Gopalakrishnan	2/11/2010	2/11/2010		114,000		228,000	57,000			156,180
Paul A. Hooper	2/11/2010	2/11/2010		112,000		224,000	56,000			153,440
Michael L. Seaton	2/11/2010	2/11/2010		106,000	(4)	212,000	53,000			145,220

(1)	Our annual cash incentives usually are (and, in fiscal year 2010, were) based upon threshold, target and maximum payout amounts set by our Board, upon the recommendation of the Compensation Committee, at the beginning of each fiscal year. However, as discussed under the heading “Compensation Discussion and Analysis—2010 Compensation Decisions— AnnualCash Incentives,” in February 2010 the Compensation Committee determined to amend the plan and fund it with RSUs and as a result Executives were not eligible for cash bonuses for Fiscal 2010. The actual amounts earned by each named executive officer for fiscal year 2010 is set forth in the Summary Compensation Table elsewhere in this Annual Report on Form 10-K/A under the heading “Non-Equity Incentive Plan Compensation.”
(2)	The maximum amount payable if results exceed objectives was 200% for our named executive officers.
(3)	The grant date fair value is generally the amount we would expense in our financial statements over the award’s service period in accordance with ASC Topic 718, but does excludes the impact of estimated forfeitures related to service-based vesting conditions.
(4)	Reflects 40% of Mr. Seaton’s 2010 base salary ($265,000), prior to his appointment as our Vice President Worldwide Sales and Service in May 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of all unexercised options previously awarded to our named executive officers as of June 27, 2010.

OUTSTANDING EQUITY AWARDS

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Bob L. Corey	50,000	0		7.07	10/23/2013	67,500	(1)	190,350
	30,000	0		6.96	12/1/2014	45,000	(2)	126,900
	15,000	0		1.85	12/4/2018	45,000	(2)	126,900
	15,000	0		3.87	12/6/2017
	15,000	0		4.18	7/30/2017
	30,000	0		4.74	1/25/2016
	0	450,000	(3)	2.09	10/28/2019
	0	100,000	(4)	2.69	2/3/2017

Suresh K. Gopalakrishnan	73,333	36,667	(5)	4.25	10/26/2017	34,200	(1)	96,444
	60,000	0		4.89	8/4/2015	22,800	(2)	64,296
	150,000	0		7.92	3/8/2014	22,800	(2)	64,296
	0	110,000	(6)	4.25	10/26/2017

Paul A. Hooper	60,000	0		8.12	2/26/2014	33,600	(1)	94,752
	85,000	42,500	(5)	4.25	10/26/2017	22,400	(2)	63,168
	0	127,500	(6)	4.25	10/26/2017	22,400	(2)	63,168
	60,000	0		10.51	8/26/2012
	45,834	0		5.75	7/18/2013
	30,000	0		4.89	8/4/2015

Michael L. Seaton	85,000	42,500	(5)	4.25	10/26/2017	31,800		89,676
	29,375	625	(7)	3.53	8/3/2016	21,200		59,784
	0	127,500	(6)	4.25	10/26/2017	21,200		59,784

(1)	Shares vest on August 15, 2011, subject to the named executive officer’s continued employment with us.
(2)	Shares vest on August 15, 2011, subject to the named executive officer’s continued employment with us and our attainment of revenue and non-GAAP operating profit targets.
(3)	Options vest with respect to 112,500 shares on July 21, 2010, with the remaining 337,500 shares vesting monthly thereafter over a three year period at a rate of 1/48th of the entire option, subject to the named executive officer’s continued employment with us.
(4)	Options vest on April 20, 1011, subject to the named executive officer’s continued employment with us.
(5)	Options vest monthly for four years and will be fully vested on October 26, 2011.
(6)	Options vest in three equal annual installments starting on October 26, 2010.
(7)	Options vest monthly for four years and will be fully vested on July 1, 2010.

Option Exercises and Stock Vested During Last Fiscal Year

The following table sets forth certain information concerning option exercises by our named executive officers and vesting of our common stock held by them during the fiscal year ended June 27, 2010.

OPTION EXERCISES AND STOCK VESTED

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Bob L. Corey	—	—	5,000	12,050
Mark A. Canepa (2)	—	—	37,500	$82,000

(1)	Represents the amount realized based on the market price of our common stock on the vesting date.
(2)	Mr. Canepa resigned as our President, Chief Executive Officer and director in October 2009.

Pension Benefits and Nonqualified Deferred Compensation Plans

We do not have any plans with any of our named executive officers that provide for payments or other benefits at, following, or in connection with retirement. We also do not have any defined contribution or other plan with any of our named executive officers that provides for the deferral of compensation on a basis that is not tax qualified.

Potential Payments upon Termination or Change in Control

We have entered into the following agreements that may require us to provide compensation to our named executive officers in the event of a termination of employment or a change in control of us:

•

Offer letters of employment with Bob L. Corey. We previously entered into offer letters of employment with Mark A. Canepa and Karen Rogge, but due to their resignations and the terms of their separation, described above under the heading “Summary of Employment and Other Agreements,” the provisions in their offer letters are no longer in effect.

•	The Severance Plan.

These agreements, including the circumstances that would trigger payments or the provision of other benefits, and material conditions and obligations applicable to the recipient of payments and benefits, are described in “Summary of Employment and Other Agreements” elsewhere in this “Executive Compensation” section of this Annual Report on Form 10-K/A.

The following table describes the potential payments that we would have been required to make upon our termination of each of our named executive officers, whether or not within one year following a change in our control, had we terminated such officer as of June 27, 2010, under the assumptions set forth in the footnotes to the table. Accordingly, the table does not present information regarding named executive officers whose service to us was terminated prior to this date. Except as expressly noted, these assumptions have not actually occurred.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Name and Category of Payment	Potential Payments upon Termination Other Than for Cause ($)(1)	Potential Payments Following Change in Control without Termination Other Than for Cause ($)(2)	Potential Payments upon Termination Other Than for Cause Following Change in Control ($)(3)
Bob L. Corey
Salary(4)	472,200	—	472,200	(5)
Bonus	225,000	—	225,000	(6)
Equity award vesting acceleration(7)	507,909	—	614,556
Health and welfare benefits	15,888	—	15,888	(8)

Total	1,220,997	—	1,327,644

Suresh K. Gopalakrishnan
Salary(4)			285,000	(5)
Bonus			114,000	(6)
Equity award vesting acceleration(7)			225,036
Health and welfare benefits			15	(8)

Total			624,051

Paul A. Hooper
Salary(4)			280,000	(5)
Bonus			112,000	(6)
Equity award vesting acceleration(7)			221,088
Health and welfare benefits			22,464	(8)

Total			635,552

Michael L. Seaton
Salary(4)	—	—	275,000	(5)
Bonus	—	—	106,000	(6)
Equity award vesting acceleration(7)	—	—	209,244
Health and welfare benefits	—	—	13,056	(8)

Total	—	—	603,300

(1)	Assumes termination without “cause” as of June 27, 2010, not within one year after a change in control. “Cause” is described, as applicable to each officer, in the “Summary of Employment and Other Agreements” section of this Annual Report on Form 10-K/A. As a condition to receiving any benefits under this column, the applicable named executive officer is required to execute a general release of known and unknown claims in a form satisfactory to us.
(2)	Assumes a hypothetical change in control as of June 27, 2010, with no termination without cause within one year after the change in control. Also assumes that the company acquiring us in the hypothetical change in control did not assume or substitute equivalent replacements for the outstanding equity awards of the participants in the Severance Plan.
(3)	Assumes termination without cause as of June 27, 2010, within one year after a change in control.
(4)	The amounts listed in these rows do not include the payment of accrued salary that would be due upon termination of employment, are not adjusted for any applicable tax withholding, and do not include portions of bonuses that may be payable on a pro-rated basis based on the amount earned as of the time of the termination of employment.

(5)	Under the Severance Plan, if a participant in the Severance Plan is terminated without cause or resigns as a result of certain adverse circumstances described in the Severance Plan within 12 months after a change in control, among other things, the participant would be entitled to a lump sum payment in an amount equal to the aggregate amount of his monthly salary for a period of 18 months in the case of the chief executive officer and 12 months in the cases of the other named executive officers.
(6)	Under the Severance Plan, if a participant in the Severance Plan is terminated without cause or resigns as a result of certain adverse circumstances described in the Severance Plan within 12 months after a change in control, among other things, the participant would be entitled to a lump sum bonus payment for a period of 18 months in the case of the chief executive officer and 12 months in the cases of the other named executive officers with the applicable annual bonus amount to be based upon the aggregate of all annual incentive bonuses that would have been earned by the participant for the fiscal year of termination of employment, determined as if 100% of all applicable performance goals were achieved.
(7)	Assumes a price per share of our common stock equal to $2.82, the closing market price on June 25, 2010 (the last business day of our last fiscal year). In the case of shares of common stock or RSUs, represents the aggregate value of all shares that would be accelerated. In the case of stock options, represents the aggregate spread (i.e., the difference between the exercise price and the closing price of our common stock on June 26, 2009) with respect to all options that would be accelerated. The exercise price of all stock options held by our named executive officers as of such date was greater than $2.82 resulting in no aggregate spread value for these stock options.
(8)	Under the Severance Plan, if a participant in the Severance Plan is terminated without cause or resigns as a result of certain adverse circumstances described in the Severance Plan within 12 months after a change in control, among other things, the participant is entitled to reimbursement of 18 months of COBRA premiums in the case of the chief executive officer and 12 months of COBRA premiums in the cases of the other named executive officers. Assumes our payment of all premiums necessary to cover the applicable officer from June 27, 2010 until the 18 or 12 month anniversary thereof, as applicable, assuming that the applicable officer was covered under our group health plan as of June 27, 2010, that the officer timely elected to continue these benefits until the 18 or 12 month anniversary thereof, as applicable, and that premiums remain at the amounts in effect as of June 27, 2010.

Director Compensation

During our fiscal year ended June 27, 2010, the compensation policies for service on our Board and its committees were, and the compensation paid to our directors was, as follows:

Cash Compensation

Each non-employee director and Gordon L. Stitt receives (a) $40,000 in cash compensation annually for service in this position and (b) the applicable compensation set forth below for serving as a chair or as a member of one or more of the committees of our Board. For service on any special committee that may be formed by our Board from time to time, our Board determines compensation on a case-by-case basis upon a recommendation from the Compensation Committee based on the anticipated amount of time and work related to service on the special committee and other factors as the Compensation Committee may consider. Each director receives reimbursement of expenses related to attendance of meetings of our Board and its committees.

Annual Committee Member Compensation
Audit Committee	$20,000
Compensation Committee	$10,000
Nominating and Governance Committee	$10,000

Additional Annual Retainers for Committee Chair
Audit Committee Chair	$10,000
Compensation Committee Chair	$10,000

Equity Compensation

Each non-employee director and Gordon L. Stitt automatically is granted an initial 8,333 shares of our restricted stock and an initial option to purchase 25,000 shares of our common stock. These options and restricted stock grants are made under our 2005 Plan, pursuant to the standard option agreement used under the 2005 Plan for directors. The grant date for awards is generally the second trading day following the public announcement of quarterly financial results following the director’s appointment. Each option and restricted stock grant vests 1/3 each year (or, if earlier in any year, 1/3 on the date of the annual meeting of stockholders in that year), subject to the respective director’s continuous service on our Board for that period. There is a two year post-termination exercise period for options granted to non-employee directors and Gordon L. Stitt during and after fiscal year 2005.

On the date of each annual meeting of our stockholders, each non-employee director and Gordon L. Stitt automatically is granted 5,000 shares of our restricted stock and an option to purchase 15,000 shares of our common stock. These options and restricted stock grants are made under the 2005 Plan, pursuant to the standard option agreement used under the 2005 Plan for directors. The exercise price per share of each option, and the grant price of each share of restricted stock, is the closing sale price of our common stock on the NASDAQ Global Market at the close of business on the date of grant (the date of the annual meeting of stockholders). Each option and restricted stock grant vests in full on the date one year after the date of grant (or, if earlier, the date of the next subsequent annual meeting of stockholders), subject to the respective director’s continuous service on our Board for that period.

Following the 2009 annual meeting of stockholders, each non-employee director and Gordon L. Stitt received a grant of 5,000 shares of our restricted stock and an option to purchase 15,000 shares of our common stock, at an exercise price of $2.82. In connection with Mr. Meyercord’s appointment to our Board in October 2009, he received a grant of 8,333 shares of our restricted stock and an option to purchase 25,000 shares of our common stock at an exercise price of $2.09 on the date of grant.

In July 2001, our Board ratified and approved a policy regarding the acceleration of vesting of shares subject to options granted to directors upon a change-in-control. Under the policy, in the event of a change in control that occurs prior to a director’s termination of service with us, the shares subject to options vest fully. The policy defines a change-in-control as a single or series of sales or exchanges of voting stock, a merger or consolidation, the sale, or transfer of all or substantially all of the assets, or a liquidation wherein the stockholders immediately before the change-in-control do not retain, immediately after the change-in-control, more than 50% of the total combined voting power of us or the corporation to which the assets were transferred. This policy applies to all options granted to directors after July 2001.

2010 Director Compensation

The compensation information for our non-employee directors and Gordon L. Stitt during the fiscal year ended June 27, 2010 is set forth below:

Name	Director Fees Earned or Paid in Cash ($)		Stock Awards ($) (1)	Option Awards ($) (1)	Total ($)
John H. Kispert	70,000	(2)	33,433	38,695	142,128
Charles Carinalli	90,000	(3)	14,100	16,805	120,905
Edward B. Meyercord, III	33,000	(4)	31,516	37,562	102,078
John C. Shoemaker	70,000	(5)	14,100	16,805	100,905
Harry Silverglide	60,000	(6)	14,100	16,805	90,905
Kenneth Levy	50,000	(7)	14,100	16,805	80,905
Gordon L. Stitt	40,000	(8)	14,100	16,805	70,905

(1)	Represents the aggregate grant date fair value computed in accordance with ASC Topic 718 and do not reflect whether the director has actually realized a financial benefit from the award. For information on the assumptions used to calculate the value of the awards, refer to Note 7 to our consolidated financial statements in our Form 10-K for the fiscal year ended June 27, 2010. In accordance with SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(2)	Mr. Kispert was appointed as Chairman of the Audit Committee in July 2009. Consists of $40,000 for annual retainer, $20,000 for service on the Audit Committee, and $10,000 for service as the Chairman of the Audit Committee.

(3)	Consists of $40,000 for annual retainer, $20,000 for service on the Audit Committee, $20,000 for service as the Chairman of the Compensation Committee and $10,000 for service on the Nominating and Corporate Governance Committee.
(4)	Mr. Meyercord was appointed to our Board in October 2009 and to the Compensation Committee in January 2010. Consists of $40,000 for annual retainer and $8,000 for service on the Compensation Committee.
(5)	Consists of $40,000 for annual retainer, $20,000 for service on the Audit Committee and $10,000 for service on the Compensation Committee.
(6)	Consists of $40,000 for annual retainer and $20,000 for service on the Audit Committee.
(7)	Consists of $40,000 for annual retainer and $10,000 for service as the Chairman of the Nominating and Corporate Governance Committee.
(8)	Consists of $40,000 for annual retainer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Information

The following table sets forth, as of October 15, 2010, certain information with respect to the beneficial ownership of our common stock by: (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each named executive officer, (iii) each of our directors and director nominees, and (iv) all executive officers and directors as a group.

Except as otherwise indicated, the address of each beneficial owner is c/o Extreme Networks, Inc., 3585 Monroe Street, Santa Clara, CA 95051.

Name and Address (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class (3)
Holders of Greater than 5%:
Wells Fargo & Company	6,286,319	(4)	6.9%
420 Montgomery Street
San Francisco, California 94104
Heartland Advisors, Inc.	6,160,100	(5)	6.8%
789 N. Water St. Suite 500
Milwaukee, WI 53202
Renaissance Technologies, L.L.C.	5,360,295	(6)	5.9%
800 Third Avenue, 33rd Floor
New York, NY 10022
BlackRock, Inc.	5,664,507	(7)	6.2%
3585 Monroe St
Santa Clara CA 95051
Soros Fund Management LLC	8,129,352	(8)	8.9%
888 Seventh Avenue, 33 rd Floor
New York, New York 10106
Entities Associated with the Ramius Group	5,774,900	(9)	6.4%
599 Lexington Avenue, 20th Floor
New York, New York 10022

Directors and Named Executive Officers:
John H. Kispert	56,667	(10)	*
Charles Carinalli	519,216	(11)	*
Edward B. Meyercord, III	36,667	(12)	*
John C. Shoemaker	113,333	(13)	*
Harry Silverglide	186,327	(14)	*
Kenneth Levy	640,071	(15)	*
Gordon Stitt	4,135,033	(16)	4.6%
Oscar Rodriguez	0		0
Bob L. Corey	551,670	(17)	*
Suresh K. Gopalakrishnan	443,409	(18)	*
Paul A. Hooper	451,347	(19)	*
Michael Seaton	216,093	(20)	*
Mark A. Canepa (21)	75,314		* %
Karen Rogge (22)	0		0
All Executive Officers and Directors as a Group (14 persons)	7,573,273		8.1%

*	Less than 1%
(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.
(2)	Under the rules of the SEC, a person is deemed to be the beneficial owner of shares that can be acquired by the person within 60 days upon the exercise of options.
(3)	Calculated on the basis of 90,877,654 shares of common stock outstanding as of October 15, 2010, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days of October 15, 2010 are deemed to be outstanding for purposes of calculating that stockholder’s percentage of beneficial ownership. These shares are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.
(4)	According to a Schedule 13G/A filed by the stockholder with the SEC on January 22, 2010.
(5)	According to a Schedule 13G/A filed by the stockholder with the SEC on February 10, 2010.
(6)	According to a Schedule 13G/A filed by the stockholder with the SEC on February 12, 2010.
(7)	According to a Schedule 13G filed by the stockholder with the SEC on January 29, 2010.
(8)	According to a Schedule 13G/A filed by the stockholder with the SEC on February 16, 2010.
(9)	According to a Schedule 13D/A filed by the stockholders with the SEC on October 10, 2010.
(10)	Includes 23,334 shares issuable pursuant to options exercisable within 60 days of October 15, 2010. Includes 33,333 shares held by the Kispert Family Trust UTD September 13, 2000.
(11)	Includes 305,000 shares issuable pursuant to options exercisable within 60 days of October 15, 2010.
(12)	Includes 23,334 shares issuable pursuant to options exercisable within 60 days of October 15, 2010.
(13)	Includes 70,000 shares issuable pursuant to options exercisable within 60 days of October 15, 2010.
(14)	Includes 170,000 shares issuable pursuant to options exercisable within 60 days of October 15, 2010.
(15)	Includes 280,000 shares issuable pursuant to options exercisable within 60 days of October 15, 2010. Includes 10,000 shares held in the Gloria and Kenneth Levy Foundation, a charitable foundation with Gloria & Kenneth Levy as trustees. Includes 330,071 shares held in The Levy Family Trust, DTD 2-18-83, Gloria and Kenneth Levy are trustees.
(16)	Includes 460,000 shares issuable pursuant to options exercisable within 60 days of October 15, 2010.
(17)	Includes 323,750 shares issuable pursuant to options exercisable within 60 days of October 15, 2010.
(18)	Includes 336,042 shares issuable pursuant to options exercisable within 60 days of October 15, 2010.
(19)	Includes 341,927 shares issuable pursuant to options exercisable within 60 days of October 15, 2010.
(20)	Includes 176,093 shares issuable pursuant to options exercisable within 60 days of October 15, 2010.
(21)	Mr. Canepa resigned as our President, Chief Executive Officer and director in October 2009. Amounts reflect shares reported in the final Form 4 filed by Mr. Canepa, filed with the SEC on August 18, 2009, and assume no subsequent transactions in our shares.
(22)	Ms. Rogge resigned as our Chief Financial Officer in July 2009. Amounts assume no subsequent transactions in our shares.

Equity Compensation Plan Information

We currently maintain two compensation plans that provide for the issuance of our common stock to officers and other employees, directors and consultants. These consist of the 2005 Plan and the Purchase Plan, which have been approved by our stockholders. The Purchase Plan was adopted by our Board in January 1999, and was approved by our stockholders in February 1999. The 2005 Plan was adopted by our Board in October 2005, and was approved by our stockholders in December 2005, replacing our prior equity compensation plans. The 2005 Plan expressly provides that, without the approval of a majority of the votes cast in person or by proxy at a meeting of our stockholders, the administrator of the 2005 Plan (the Compensation Committee or other committee or subcommittee of our Board or, in the absence of a committee, our Board) may not provide for either the cancellation of outstanding options or SARs in exchange for the grant of new options or SARs at a lower exercise price or the amendment of outstanding options or SARs reduce the exercise price.

The following table summarizes our equity compensation plans as of June 27, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by security holders	12,133,518	(2)	3.19	17,230,368	(3)
Equity compensation plans not approved by security holders	266,922	(4)	7.15	0

Totals	12,400,440		4.24	17,230,368

(1)	Represents shares available for issuance under our 2005 Plan.
(2)	Of this amount, options for 7,047,755 and 2,815,901 shares of restricted stock were outstanding under the 2005 Plan, and options for 2,269,862 were outstanding under the 1996 Stock Option Plan.
(3)	Of this amount, 3,817,664 shares were available for issuance under the Purchase Plan and 13,412,704 shares were available for issuance under the 2005 Plan.
(4)	Of this amount, options for 136,402 shares were outstanding under the 2000 Nonstatutory Stock Option Plan and options for 130,520 were issued under the 2001 Nonstatutory Stock Option Plan. Excludes 1,956 outstanding options with an average exercise price of $1.193 that were assumed in connection with acquisitions. No additional options are available for future issuance under the acquired plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Offer Letter with Gordon L. Stitt

We entered into an offer letter with Gordon L. Stitt, Chairman of our Board of our Directors, in July 2009 pursuant to which he is to devote 60% of his time to his market development consulting duties for an aggregate annual salary of $300,000. In July 2010, the one-year term of the offer letter ended, and our Board determined to continue Mr. Stitt’s employment on a month-to-month basis, on the same terms as in his offer letter and subject to termination by either party at any time.

Reporting, Review and Approval of Related Party Transactions

Pursuant to the charter of the Audit Committee, the Audit Committee has the responsibility and duty to approve all related-party transactions after reviewing each transaction for potential conflicts of interests and other improprieties. Pursuant to our Code of Business Conduct and Ethics:

•

Each employee, including each executive officer, is prohibited from engaging in activities that compete with us or compromise our interests unless first notifying our General Counsel or our Head of Human Resources, and obtaining a waiver in writing in each instance. Each employee is required to inform his or her manager or our legal department of any conflict of interest, and is encouraged to consult with his or her manager or our legal department if the employee becomes aware of any conflict or potential conflict, or has a question as to a potential conflict.

•

Each member of our Board is prohibited from participating in any activities that are contrary to our interests, or which interfere with the director’s ability to perform his or her duties objectively and effectively, or which interfere with the director’s duty of loyalty to us and our stockholders. Each member of our Board is required to disclose to our Board any potential conflict of interest regarding or personal interest in any transaction our Board is considering. As to any potential conflict, the independent directors consult, as appropriate, with management and counsel in assessing the potential conflict, and the appropriate action or procedure for addressing or avoiding the potential conflict. A director is required to recuse himself or herself from participation in any deliberation or decision regarding a matter or transaction in which there is a conflict of interest between our interests and the director’s personal interests or the interests of any other entity to which the director provides services. In the event a director becomes aware of any potential corporate opportunity that the director believes would have any direct or indirect value to us, the director is required to advise the Chief Executive Officer or our Board of the opportunity. In addition, each director is required to notify our Board of any outside board seats, public or private, on which the director has agreed to serve. Related party transactions in which a director may be involved are subject to the review of the Audit Committee.

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

•	a Subject Person’s being given the right to buy stock in other companies or receipt of cash or other payments in return for promoting the services of an advisor, such as an investment banker, to us;

•	a Subject Person’s, or his or her family member’s, solicitation or acceptance of valuable gifts, payments, special favors or other consideration from customers, suppliers or competitors; and

•	a Subject Person’s giving or receipt or gifts not in compliance with the Foreign Corrupt Practices Act.

Item 14.	Principal Accounting Fees and Services

Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us for the fiscal years ended June 27, 2010 and June 28, 2009 by Ernst & Young LLP:

	Fiscal Year Ended June 27, 2010	Fiscal Year Ended June 28, 2009
Audit fees (1)	$1,482,000	$1,339,000
Audit related fees (2)	$78,000	$99,000
Tax fees (3)	$204,000	$175,000

	$1,764,000	$1,613,000

(1)	Consists of fees for work performed on:
•	The integrated audit of our annual consolidated financial statements and internal control over financial reporting at the end of the fiscal year;
•	Reviews of our unaudited quarterly financial statements; and
•	Statutory and regulatory audits, consents and other services related to SEC matters.
(2)	Consists of fees for financial accounting and reporting consultations.
(3)	Consists of fees for domestic and foreign tax planning, consultation, special projects and the preparation of various federal, state and local tax returns.

Representatives of Ernst & Young LLP normally attend most meetings of the Audit Committee. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Any pre-approval is detailed as to the particular service or category of services. Our independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by our independent auditors in accordance with this pre-approval policy. During fiscal year 2010 and 2009, all fees paid to our independent auditors were pre-approved in accordance with this policy without exception.

The Audit Committee on an annual basis reviews the services performed by Ernst & Young LLP, and reviews and approves the fees charged by Ernst & Young LLP. The Audit Committee has considered the role of Ernst & Young LLP in providing tax and other non-audit services to us and has concluded that these services are compatible with Ernst & Young LLP’s independence as our independent auditors.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

		Incorporated by Reference			Filed Herewith
Exhibit Number	Description of Document	Form	Filing Date	Number

31.1	Section 302 Certification of Chief Financial Officer and Chief Executive Officer.				X

32.1	Section 906 Certification of Chief Financial Officer and Chief Executive Officer.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXTREME NETWORKS, INC. (Registrant)

Date: October 25, 2010	/S/ BOB L. COREY
Bob L. Corey Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

31.1	Section 302 Certification of Chief Financial Officer and Chief Executive Officer.				X

32.1	Section 906 Certification of Chief Financial Officer and Chief Executive Officer.				X