Form 10-Q
period 2010-09-26
EXTREME NETWORKS INC
filed 2010-11-03
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at October 29, 2010 was 91,049,772.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 26, 2010

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 26, 2010	June 27, 2010
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$44,643	$49,004
Short-term investments	48,387	64,854
Accounts receivable, net	39,663	42,057
Inventories, net	20,496	21,842
Deferred income taxes	476	392
Prepaid expenses and other current assets, net	4,494	3,932

Total current assets	158,159	182,081
Property and equipment, net	43,397	43,572
Marketable securities	39,670	18,561
Other assets, net	16,210	15,731

Total assets	$257,436	$259,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,329	$18,543
Accrued compensation and benefits	12,800	13,365
Restructuring liabilities	2,458	3,097
Accrued warranty	2,794	3,169
Deferred revenue, net	28,402	29,552
Deferred revenue, net of cost of sales to distributors	15,424	18,345
Other accrued liabilities	14,602	13,381

Total current liabilities	93,809	99,452

Restructuring liabilities, less current portion	—	273
Deferred revenue, less current portion	7,610	7,633
Deferred income taxes	107	731
Other long-term liabilities	180	2,661

Commitments and contingencies (Note 3)	—	—

Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 130,421,666 issued at September 26, 2010 and 129,827,715 at June 27, 2010	130	130
Treasury stock, 39,625,305 at September 26, 2010 and June 27, 2010	(149,666)	(149,666)
Additional paid-in-capital	958,994	956,792
Accumulated other comprehensive income	2,721	1,100
Accumulated deficit	(656,449)	(659,161)

Total stockholders’ equity	155,730	149,195

Total liabilities and stockholders’ equity	$257,436	$259,945

(1)	The information in this column is derived from the Company’s consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2010.

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	September 26, 2010	September 27, 2009
Net revenues:
Product	$69,213	$50,759
Service	14,624	15,550

Total net revenues	83,837	66,309

Cost of revenues:
Product	30,830	23,718
Service	6,170	5,831

Total cost of revenues	37,000	29,549

Gross profit:
Product	38,383	27,041
Service	8,454	9,719

Total gross profit	46,837	36,760

Operating expenses:
Sales and marketing	24,906	21,669
Research and development	12,861	13,610
General and administrative	6,585	7,245
Restructuring reversal, net of charge	—	(513)

Total operating expenses	44,352	42,011

Operating income (loss)	2,485	(5,251)
Interest income	329	322
Interest expense	(30)	(39)
Other expense	(277)	(78)

Income (loss) before income taxes	2,507	(5,046)
Provision for income taxes	(205)	436

Net income (loss)	$2,712	$(5,482)

Basic and diluted net income (loss) per share:
Net income (loss) per share - basic	$0.03	$(0.06)
Net income (loss) per share - diluted	$0.03	$(0.06)
Shares used in per share calculation - basic	90,305	88,843
Shares used in per share calculation - diluted	90,610	88,843

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	September 26, 2010	September 27, 2009
Cash flows from operating activities:
Net income (loss)	$2,712	$(5,482)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,539	1,647
Change in value / loss (gain) on value of UBS option to put securities	2,429	(14)
Auction rate securities mark to market, trading (gain) loss	(2,429)	14
Provision for excess and obsolete inventory	11	785
Deferred income taxes	(709)	18
Stock-based compensation	2,109	1,140
Restructuring reversal, net of charge	—	(513)
Changes in operating assets and liabilities, net
Accounts receivable	2,394	1,580
Inventories	1,343	(4,559)
Prepaid expenses and other assets	(1,041)	(2,457)
Accounts payable	(1,214)	3,808
Accrued compensation and benefits	(564)	(325)
Restructuring liabilities	(912)	(1,339)
Accrued warranty	(376)	250
Deferred revenue, net	(1,173)	(243)
Deferred revenue, net of cost of sales to distributors	(2,921)	2,543
Other accrued liabilities	2,480	7,157
Other long-term liabilities	(2,481)	119

Net cash provided by operating activities	1,197	4,129

Cash flows used in investing activities:
Capital expenditures	(1,362)	(1,227)
Purchases of investments	(43,541)	(13,697)
Proceeds from maturities of investments and marketable securities	5,800	2,550
Proceeds from sales of investments and marketable securities	33,459	1,086

Net cash used in investing activities	(5,644)	(11,288)

Cash flows provided by financing activities:
Proceeds from issuance of common stock	86	225

Net cash provided by financing activities	86	225

Net decrease in cash and cash equivalents	(4,361)	(6,934)

Cash and cash equivalents at beginning of period	49,004	46,195

Cash and cash equivalents at end of period	$44,643	$39,261

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Extreme Networks, Inc. (referred to as the “Company” or “Extreme Networks”) included herein have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations. The condensed consolidated balance sheet at June 27, 2010 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010. The Company has evaluated all subsequent events through the date these interim financial statements were filed with the SEC.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at September 26, 2010. The results of operations for the first quarter of fiscal 2011 are not necessarily indicative of the results that may be expected for fiscal 2011 or any future periods.

Cash, Cash Equivalents, and Investments

The following is a summary of cash and cash equivalents, short-term investments and marketable securities (in thousands):

	September 26, 2010	June 27, 2010
Cash and cash equivalent	$44,643	$49,004
Short-term investments	48,387	64,854
Marketable securities	39,670	18,561

Total cash and investments	$132,700	$132,419

Summary of Available-for-Sale Securities and Trading Securities

The following is a summary of available-for-sale and trading securities (in thousands):

	September 26, 2010	June 27, 2010
Cash equivalent	$35,489	$42,544
Short-term investments	48,387	64,855
Marketable securities	39,670	18,561

Total available-for-sale and trading securities	$123,546	$125,960

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Available-for-Sale Securities

The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
September 26, 2010:
Money market funds	$35,489	$35,489	$—	$—
U.S. corporate debt securities	80,600	81,017	432	(15)
U.S. government agency securities	6,951	7,040	89	—

	$123,040	$123,546	$521	($15)

Classified as:
Cash equivalents	$35,489	$35,489	$—	$—
Short-term investments	48,182	48,387	207	(2)
Marketable securities	39,369	39,670	314	(13)

	$123,040	$123,546	$521	($15)

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
June 27, 2010:
Money market funds	$42,544	$42,544	$—	$—
U.S. corporate debt securities	53,525	53,570	159	(114)
U.S. government agency securities	4,413	4,514	101	—

	$100,482	$100,628	$260	($114)

Classified as:
Cash equivalents	$42,544	$42,544	$—	$—
Short-term investments	39,381	39,523	202	(60)
Marketable securities	18,557	18,561	58	(54)

	$100,482	$100,628	$260	($114)

The amortized cost and estimated fair value of available-for-sale investments in debt securities at September 26, 2010, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$48,182	$48,387
Due in 1-2 years	22,716	22,859
Due in 2-5 years	16,653	16,811
Due in more than 5 years	—	—

Total investments in available for sale debt securities	$87,551	$88,057

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 26, 2010:
U.S. corporate debt securities	$7,729	($15)	—	—	$7,729	($15)

The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income into earnings using the specific identification method. During the three months ended September 26, 2010, realized gains or losses recognized on the sale of investments were not significant. During the three months ended September 26, 2010 there were four investment securities that had unrealized losses. The unrealized gains / (losses) on the Company’s investments were caused by interest rate fluctuations. Substantially all of the Company’s available-for-sale investments are investment grade government and corporate debt securities that have maturities of less than 3 years. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized costs.

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

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis:

September 26, 2010:	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets
Investments:
Federal agency notes	$—	$7,040	$—	$7,040
Money market funds	35,489	—	—	35,489
Corporate notes/bonds	—	81,017	—	81,017
Derivative instruments:
Foreign currency forward contracts	—	335	—	335

Total	$35,489	$88,392	$—	$123,881

June 27, 2010:	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets
Investments:
Federal agency notes	$—	$4,514	$—	$4,514
Money market funds	42,544	—	—	42,544
Corporate notes/bonds	—	53,570	—	53,570
Auction rate securities	—	—	22,902	22,902
Put Option	—	—	2,429	2,429
Derivative instruments:
Foreign currency forward contracts	—	109	—	109

Total	$42,544	$58,193	$25,331	$126,068

Level 2 investment valuations are based on inputs such as quoted market prices, dealer quotations or valuations provided by alternative pricing sources supported by observable inputs. These generally include U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations.

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets for the three months ended September 26, 2010 (in thousands):

Auction Rate
Securities
Balance as of June 27, 2010	$22,902
Sale of ARS to UBS	(22,902)

Balance as of September 26, 2010	$—

Put Option
Balance as of June 27, 2010	$2,429
Exercise of Put Option	(2,429)

Balance as of September 26, 2010	$—

        Level 3 assets consisted of ARS whose underlying assets were student loans which were substantially backed by the federal government. Since the auctions for these securities had continued to fail since February 2008, these investments were not trading and therefore did not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximated par value. These ARS were held by UBS, the Company’s investment provider. In November 2008, the Company accepted an offer (the “Right”) from UBS entitling the Company to sell at par value ARS originally purchased from UBS (approximately $40.8 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012. If the Right is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy the Company’s ARS. The enforceability of the Right resulted in the creation of an asset akin to a Put Option (the Company had the right to “put” the ARS back to UBS at some specified date for a payment equal to the par value of the ARS). The Put Option was a free standing asset separate from the ARS. The Company had valued the ARS and Put Option using a discounted cash flow model based on Level 3 assumptions. The assumptions used in valuing the ARS and the Put Option included estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, expected holding periods of the ARS and bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. During fiscal 2010, UBS exercised its rights to call back the ARS at par for $9.8 million and issuers sold $5.7 million of ARS at par. On June 30, 2010, the Company sold the remaining ARS balance of $25.3 million at par under the Rights. On July 1, 2010, the Company received $25.3 million plus accrued interest in cash from UBS for the ARS settlement. Upon the sale of the ARS, the Company recognized a gain of $2.4 million with an equivalent loss on the exercise of the Put Option.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which excludes from the scope of software revenue guidance the revenue arrangements which include tangible products that contain software components and non-software components that function together to deliver the tangible product’s essential functionality. At the same time, the FASB also issued another accounting standard which changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on its relative selling price. The new standards are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted the new standards for the first quarter of fiscal 2011, commencing on June 28, 2010. The adoption did not materially affect the Company’s results for the first quarter of fiscal 2011 and is not anticipated to have a material effect on future periods.

The Company’s networking products are tangible products that contain software and non-software components that function together to deliver the tangible product’s essential functionality. Therefore, pursuant to the guidance of the new accounting standard, for transactions initiated on or after the beginning of its fiscal year 2011, the Company now allocates the total arrangement consideration to each separable element of an arrangement based on the relative selling price of each element. Under previous applicable guidance, the Company first allocated arrangement revenue using its vendor-specific objective evidence of fair value (“VSOE”) for the undelivered elements of its arrangements, and then allocated the residual revenue to the delivered elements.

Under the guidance of the new accounting standard, when the Company’s sales arrangements contain multiple elements, such as products, software licenses, maintenance agreements, and/or professional services, the Company determines the relative selling price for each element based on a selling price hierarchy. The application of the new accounting standard does not change the units of accounting for the Company’s multiple element arrangements. The selling price for a deliverable is based on the Company’s vendor-specific objective evidence (“VSOE”), which is determined by a substantial majority of the Company’s historical standalone sales transactions for a product or service falling within a reasonable range. If VSOE is not available due to a lack of standalone sales transactions or lack of pricing within a narrow range, then third party evidence (“TPE”), as determined by the standalone pricing of competitive vendor products in similar markets, is used. TPE typically is difficult to establish due to the proprietary differences of competitive products and difficulty in obtaining reliable standalone pricing information. When neither VSOE nor TPE is available, the Company applies management judgment to determine the Company’s best estimate of selling price (“ESP”) for the stand-alone price of a product, taking into consideration such factors as sales channel, geography, gross margin objectives, and product lifecycle. The determination of ESP is made through consultation with and formal approval by the Company’s management.

When the Company’s multiple element arrangements contain non-software deliverables and elements which are considered more-than-incidental software deliverables, the Company uses the aforementioned selling price hierarchy to allocate revenue to each of the non-software and software deliverables in the arrangement. The Company continues to recognize revenue for the more-than-incidental software deliverables using the residual method pursuant to the guidance of previously applicable standard. After allocation of the relative selling price to each element of the arrangement, the Company recognizes revenue in accordance with the Company’s policies for product and service revenue recognition.

The Company derives the majority of its revenue from sales of its networking equipment, with the remaining revenue generated from service fees relating to maintenance service contracts, professional services, and training for its products. The Company generally recognizes product revenue from its value-added resellers, non-stocking distributors and end-user customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable, and collection of the sales proceeds is reasonably assured. In instances where the criteria for revenue recognition are not met, revenue is deferred until all criteria have been met. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis over the contractual service period. Service contracts typically range from one to two years. The Company’s total deferred product revenue was $0.9 million and $1.4 million as of September 26, 2010 and June 27, 2010, respectively. The Company’s total deferred revenue for services, primarily from service contracts, was $35.6 million as of September 26, 2010 and $36.4 million as of June 27, 2010. Shipping costs are included in cost of product revenues.

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

The Company provides an allowance for sales returns based on its historical returns, analysis of credit memo data and its return policies. The allowance for sales returns was $1.0 million as of September 26, 2010 and $0.9 million as of June 27, 2010, respectively, for estimated future returns that were recorded as a reduction of its accounts receivable. The provision for returns is charged to net revenue in the accompanying consolidated statements of operations, and was $0.1 million and $0.1 million in the first quarter of fiscal 2011 and the first quarter of fiscal 2010, respectively. If the historical data that the Company uses to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenues. The Company estimates and adjusts this allowance at each balance sheet date.

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

Inventories, net of write-downs for excess and obsolete inventory (which the Company determines primarily based on future demand forecasts) of $4.5 million and $5.2 million at September 26, 2010 and June 27, 2010 respectively, consist of (in thousands):

	September 26, 2010	June 27, 2010
Raw materials	$503	$1,346
Finished goods	19,993	20,496

Total	$20,496	$21,842

Deferred Revenue, Net

Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenues where the revenue recognition criteria have not been met related to sales by the Company to its resellers or directly to its end-customers. Product revenue includes shipments to end-users and value-add resellers. The following table summarizes deferred revenue, net at September 26, 2010 and June 27, 2010, respectively (in thousands):

	September 26, 2010	June 27, 2010
Deferred services	$35,615	$36,360
Deferred product
Deferred revenue	868	1,415
Deferred cost of sales	(471)	(590)

Deferred product revenue, net	397	825

Balance at end of period	36,012	37,185
Less: current portion	28,402	29,552

Non-current deferred revenue, net	$7,610	$7,633

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company offers renewable support arrangements, including extended warranty contracts, to its customers that range generally from one to five years. Deferred support revenue is included within deferred revenue, net within the Deferred services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements at the end of the first fiscal quarter of fiscal 2010 and 2011 was as follows (in thousands):

	Three Months Ended
	September 26, 2010	September 27, 2009
Balance beginning of period	$36,193	$36,196
New support arrangements	13,493	14,531
Recognition of support revenue	(14,269)	(14,785)

Balance end of period	35,417	35,942
Less current portion	27,807	28,917

Non-current deferred revenue	$7,610	$7,025

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

The following table summarizes deferred revenue, net of cost of sales to distributors at September 26, 2010 and June 27, 2010, respectively (in thousands):

	September 26, 2010	June 27, 2010
Deferred revenue	$19,874	$24,252
Deferred cost of Sales	(4,450)	(5,907)

Total deferred revenue, net of cost of sales to distributors	$15,424	$18,345

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Guarantees and Product Warranties

The Company has standard product warranty liability. Upon issuance of the warranty, the Company discloses and recognizes a liability for the fair value of the obligation under the warranty. The following table summarizes the activity related to the Company’s product warranty liability during the first three months of fiscal 2011 and fiscal 2010, respectively (in thousands):

	Three Months Ended
	September 26, 2010	September 27, 2009
Balance beginning of period	$3,169	$3,170
New warranties issued	1,291	1,357
Warranty expenditures	(1,666)	(1,670)
Change in estimates	—	562

Balance end of period	$2,794	$3,419

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

Recently Issued Accounting Standards

The following standards should be read in conjunction with the standards documented in Recently Issued Accounting Standards under Note 2 to Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010.

In October 2009, the FASB issued a new accounting standard which excludes from the scope of software revenue guidance the revenue arrangements that include tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality. At the same time, the FASB also issued a new accounting standard which updates existing guidance pertaining to the separation and allocation of consideration in a multiple element arrangement. This new guidance is applicable to the Company’s multiple element arrangements that include such tangible products. The new standards are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted this standard in the first quarter of fiscal 2011, and the adoption of this accounting standard did not have a material effect on the results for the quarter.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

2. Share-Based Compensation

Share Based Compensation

Share-based compensation recognized in the condensed consolidated financial statements by line item caption is as follows (dollars in thousands):

	Three Months Ended
	September 26, 2010	September 27, 2009
Cost of product revenue	$192	$72
Cost of service revenue	144	75
Sales and marketing	572	296
Research and development	611	375
General and administrative	590	322

Total share-based compensation expense	2,109	1,140
Share-based compensation cost capitalized in inventory	7	(4)

Total share-based compensation cost	$2,116	$1,136

The weighted-average grant-date per share fair value of options granted in the first quarter of fiscal 2011 and 2010 were $1.36 and $0.88, respectively. The weighted-average estimated per share fair value of shares purchased under the Company’s 1999 Employee Stock Purchase Plan (“ESPP”) in the first quarter of fiscal 2011 and 2010 were $0.93 and $0.68, respectively.

The Company uses the straight-line method for expense attribution, and the Company estimates forfeitures and only recognizes expense for those shares expected to vest. The Company’s estimated forfeiture rate in the first quarter of fiscal 2011 based on the Company’s historical forfeiture experience is approximately 12%.

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

	Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Expected life	4 yrs	3 yrs	.25 yrs	0.25 yrs
Risk-free interest rate	1.11%	1.67%	0.17%	0.30%
Volatility	58%	54%	59%	74%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The Black-Scholes-Merton option valuation model requires the input of highly subjective assumptions, including the expected life of the share-based award and stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the Company’s share-based compensation cost could have been materially different from that recorded. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from the Company’s estimate, the share-based compensation expense could be materially different

The Company issued 1,402,575 and 593,951 shares of common stock upon the exercise of stock options, ESPP stock purchase and release of restricted stock, net of repurchase in fiscal 2010 and the first quarter of fiscal 2011, respectively.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

3. Commitments, Contingencies and Leases

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. The arrangements allow them to procure long lead-time component inventory on the Company’s behalf based upon a rolling production forecast provided by it. The Company is obligated to the purchase of long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of September 26, 2010, the Company had non-cancelable commitments to purchase approximately $38.3 million of such inventory.

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

Shareholder Litigation Relating to Historical Stock Option Practices

On April 25, 2007, an individual identifying herself as one of the Company’s shareholders filed a derivative action in the United States District Court for the Northern District of California purporting to assert claims on behalf of and in the Company’s name against various of the Company’s current and former directors and officers relating to historical stock option granting from 1999 to 2002 and related accounting practices. Two similar derivative actions were filed thereafter in the same court by other individuals and the three cases were consolidated by order of the Court. After two amended complaints were filed by the lead plaintiff, the Company filed a motion to dismiss the second amended complaint, which was granted without prejudice on August 12, 2008.

On August 22, 2008, Kathleen Wheatley, an individual identifying herself as one of the Company’s shareholders, filed a motion for the Court to reconsider its ruling on August 12, 2008 granting the Company’s motion to dismiss. In response, the Company asked the Court to reject Ms. Wheatley’s motion on various grounds, including that Ms. Wheatley is not a party to this derivative action. The Court has not yet ruled on Ms. Wheatley’s motion. On September 4, 2008, Ms. Wheatley filed both a motion to intervene in the derivative action and a third amended complaint, which differs little from the first amended complaint. The third amended complaint continues to allege that various of the Company’s current and former directors and officers breached their fiduciary duties and other obligations to the Company and violated state and federal securities laws in connection with its historical grants of stock options. The Company is named as a nominal defendant in the action, but it has customary indemnification agreements with the named defendants. On the Company’s behalf, Ms. Wheatley seeks unspecified monetary and other relief against the named defendants. The Court has granted Ms. Wheatley’s motion to intervene. On October 16, 2008, the Company, as nominal defendant, moved to dismiss the third amended complaint. On November 17, 2009, the Court denied the Company’s motion to dismiss the third amended complaint, and on December 3, 2009, the Company filed a motion for reconsideration or in the alternative, a motion to certify the Order denying the Motion to Dismiss for immediate appeal. On December 30, 2009, the Court issued an Order granting us leave to file the motion for reconsideration and will rule on the Company’s alternative motion to certify the Order for appeal if it denies the motion for reconsideration. On April 2, 2010, the Court denied the Company’s Motion for Reconsideration and for Stay of Action and Certification and Appeal. No dates have been set for the Company’s response to the Third Amended Complaint. The parties attended a mediation in August 2010. The Company intends to continue to defend the derivative action vigorously, but due to the uncertainty of litigation, the Company cannot predict the ultimate outcome of this matter at this time.

Intellectual Property Litigation

        On April 20, 2007, the Company filed suit against Enterasys Networks in the United States District Court for the Western District of Wisconsin, Civil Action No. 07-C-0229-C. The complaint alleged willful infringement of U.S. Patents Nos. 6,104,700, 6,678,248, and 6,859,438, and sought injunctive relief against Enterasys’ continuing sale of infringing goods and monetary damages. Enterasys responded to the complaint on May 30, 2007, and also filed counterclaims alleging infringement of three U.S. patents owned by Enterasys. On April 9, 2008, the Court dismissed Enterasys’ counterclaims on one of its patents with prejudice. On May 5, 2008, the Court granted the Company’s motion for summary judgment, finding that it does not infringe Enterasys’ two remaining patents and dismissing all of Enterasys’ remaining counterclaims with prejudice. On May 30, 2008, a jury found that Enterasys infringed all three of the Company’s patents and awarded it damages in the amount of $0.2 million. The Court also ruled in the Company’s favor on Enterasys’ challenge to the validity of the Company’s patents. On October 29, 2008, the Court denied Enterasys’ post-trial motion for judgment as a matter of law, and granted Extreme Network’s motion for a permanent injunction against Enterasys. The injunction order permanently enjoins Enterasys from manufacturing, using, offering to sell, selling in the U.S. and importing into the U.S. the Enterasys products accused of infringing Extreme Network’s three patents. On March 16, 2009, the Court also denied Enterasys’ motion for a new trial, but granted Enterasys’ motion for a stay of the injunction pending appeal. On April 17, 2009, Enterasys filed its notice of appeal and on May 1, 2009, the Company filed its cross appeal. On September 30, 2010, the U.S. Court of Appeals for the Federal Circuit upheld the jury verdict of infringement by Enterasys of 3 of the Company’s patents and the Districts Court’s summary judgment verdict of non-infringement by the Company of Enterasys’ ‘727 patent. The U.S. Court of Appeals for the Federal Circuit reversed the finding of non-infringement by the Company of Enterasys ‘181 patent, holding that the District Court Judge applied an incorrect claim construction and reversed the District Court’s denial of the Company’s request for attorneys’ fees as premature. The Federal Circuit denied Extreme Networks’ motion to dismiss Enterasys’ appeal as untimely. Both Extreme Networks and Enterasys have filed petitions for rehearing. The Company is awaiting further ruling from the Federal Circuit. The Company intends to vigorously defend this law suit, but due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of the matter at this time.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

On June 21, 2005, Enterasys filed suit against Extreme and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Massachusetts, Civil Action No. 05-11298 DPW. The complaint alleges willful infringement of U.S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560,236, and seeks: a) a judgment that the Company willfully infringe each of the patents; (b) a permanent injunction from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) damages and a “reasonable royalty” to be determined at trial; (d) treble damages; (e) attorneys’ fees, costs and interest; and (f) equitable relief at the Court’s discretion. Foundry brought a claim for reexamination of five of the patents at issue to the U.S. Patent and Trademark Office (“PTO”). The stay of the Massachusetts action was lifted on May 21, 2010, and the Court set a claims construction hearing for December 3, 2010. No trial date has been set. The Company intends to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, it cannot predict the ultimate outcome of the matter at this time.

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

On October 20, 2010, the Company settled a lawsuit related to certain real property leases it entered into in June 2000. As part of the settlement, the defendants will pay the Company $5.0 million over a 12 month period.

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

4. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended
	September 26,	September 27,
	2010	2009
Net income (loss)	$2,712	$(5,482)
Other comprehensive income (loss):
Change in unrealized gain on investments:	361	131
Foreign currency translation adjustments
Beginning balance	954	912
Ending balance	2,214	1,752

Foreign currency translation adjustments change	1,260	840

Total comprehensive income (loss)	$4,333	$(4,511)

Accumulated Other Comprehensive Income

The following are the components of accumulated other comprehensive income, net of tax (in thousands):

	September 26, 2010	June 27, 2010
Accumulated unrealized gain on investments	$507	$146
Accumulated foreign currency translation adjustments	2,214	954

Accumulated other comprehensive income	$2,721	$1,100

5. Income Taxes

The Company recorded an income tax benefit of $0.2 million and an income tax provision of $0.4 million for the first quarter of fiscal 2011 and first quarter of fiscal 2010, respectively. The income tax benefit for the first quarter of fiscal 2011 consisted primarily of U.S. state income taxes, taxes on foreign income, and a reversal of previously recorded deferred tax liabilities. The income tax provision for the first quarter of fiscal 2010 consisted primarily of U.S. alternative minimum tax, taxes on foreign income and U.S. state income taxes. The income tax benefit / provisions for both quarters were calculated based on the results of operations for the three months ended September 26, 2010 and September 27, 2009, and may not reflect the annual effective tax rate. Since the Company has net operating loss carry forwards to offset U.S. taxable income, the Company is not using an annual effective tax rate to apply to the taxable income for the quarter.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The Company has a full valuation allowance against its U.S. net deferred tax assets. The valuation allowance was calculated by assessing both negative and positive evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period was given more weight than our expectations of future profitability, which are inherently uncertain. Our U.S. losses during those periods represented sufficient negative evidence to require a full valuation allowance against our U.S. federal and state net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of the Company’s U.S. deferred tax assets.

The Company had unrecognized tax benefits of approximately $23.9 million as of September 26, 2010. The future impact of the unrecognized tax benefit of $23.9 million, if recognized, is as follows: approximately $1.0 million would affect the effective tax rate, and approximately $22.9 million would result in adjustments to deferred tax assets and corresponding adjustment to the valuation allowance. The Company does not anticipate any material changes to its unrecognized tax positions during the next twelve months.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Condensed Consolidated Statement of Operations and totaled approximately $7,000 for the quarter ended September 26, 2010. Accrued interest and penalties were approximately $0.2 million and $0.6 million as of September 26, 2010 and September 27, 2009, respectively.

In general, the Company’s U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 1998 forward due to net operating losses and the Company’s state income tax returns are subject to examination for fiscal years 2001 forward due to net operating losses. The Company’s Netherlands income tax returns are subject to examination by tax authorities for fiscal year 2005 and forward.

6. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period and excludes any dilutive effects of options and stock awards. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the dilutive effect of options and stock awards.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	September 26, 2010	September 27, 2009
Net income (loss)	$2,712	($5,482)
Weighted-average shares used in per share calculation – basic	90,305	88,843
Incremental shares using the treasury stock method:
Stock options	271	—
Unvested restricted awards	34	—

Weighted -average share used in per share calculation – diluted	90,610	88,843

Net income (loss) per share – basic	$0.03	($0.06)
Net income (loss) per share – diluted	$0.03	($0.06)

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table sets forth weighted stock options outstanding that are not included in the diluted net income (loss) per share calculation above because to do so would be antidilutive for the periods (in thousands):

	Three Months Ended
	September 26, 2010	September 27, 2009
Weighted stock options outstanding:
In-the-money options	—	1,140
Out-of-the-money options	7,157	16,225

Total potential shares of common stock excluded from the computation of net income (loss) per share	7,157	17,365

Weighted stock options outstanding with an exercise price lower than the Company’s average stock price for the periods presented (“in-the-money options”) are excluded from the calculation of diluted net loss per share in the three months ended September 27, 2009 since the effect of including them would have been anti-dilutive due to the net loss position of the Company during the period presented.

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

As of September 27, 2010, restructuring liabilities were $2.5 million and consisted of obligations associated with the Company’s excess facilities under operating leases and termination benefits related to the reduction in the Company’s workforce which occurred in the second quarter of fiscal 2010. Excess facilities were identified in the prior years from fiscal 2004 through 2009 and the Company has remaining obligations associated with these facilities. The Company did not have any restructuring charges in the first quarter of fiscal 2011. During the first quarter of fiscal 2010, the Company recorded restructuring reversals, net of $0.5 million.

The reversals in the first quarter of fiscal 2010 were:

•	$0.5 million reversal of restructuring expense due to higher projected sublease receipt from a sublease renewal arrangement.

•	$0.1 million reversal of restructuring expense related to the settlement of employment termination benefits incurred in the third fiscal quarter of 2009.

The reversals were offset by a charge of $0.1 million due to termination of a sublease arrangement resulting from the sublessee’s bankruptcy filing.

Activity with respect to restructuring liabilities is as follows (in thousands):

	Excess Facilities	Contract Termination	Termination Benefits	Total
Balance at June 27, 2010	$3,140	$9	$221	$3,370
Period payments	(737)	(9)	(166)	(912)

Balance at September 26, 2010	$2,403	$—	$55	$2,458

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

8. Foreign Exchange Forward Contracts

The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The Company records all derivatives on the balance sheet as Other Assets, Net at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona, the Indian Rupee and the British Pound. These derivatives do not qualify as hedges. At September 26, 2010, these forward foreign currency contracts had a notional principal amount of $23.1 million and fair value was $0.3 million. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

Foreign currency transaction gains and losses from operations were a loss of $0.3 million and a loss of $0.1 million in the first quarter of fiscal 2011 and first quarter of fiscal 2010, respectively.

9. Disclosure about Segments of an Enterprise and Geographic Areas

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers with respect to the allocation of resources and performance.

The Company operates in one segment, the development and marketing of network infrastructure equipment. The Company conducts business globally and is managed geographically. Revenue is attributed to a geographical area based on the location of the customers. The Company operates in three geographical areas: North America, which includes the United States, Canada and Central America; EMEA, which includes Europe, Middle East, Africa and South America; and APAC which includes Asia Pacific, South Asia and Japan.

Information regarding geographic areas is as follows (in thousands):

	Three Months Ended
	September 26, 2010	September 27, 2009	$ Change	% Change
Net Revenues:
North America	$29,471	$26,899	$2,572	10%
Percentage of net revenue	35.15%	40.57%
EMEA	36,485	28,058	8,427	30%
Percentage of net revenue	43.52%	42.31%
APAC	17,883	11,352	6,531	58%
Percentage of net revenue	21.33%	17.12%

Total net revenues	$83,839	$66,309	$17,530	26%

Two customers, Tech Data and Westcon, accounted for greater than 10% of the Company’s revenue in the first quarter of fiscal 2011. Two customers, Tech Data and Ericsson AB, accounted for greater than 10% of the Company’s revenue in the first quarter of fiscal 2010.

Substantially all of the Company’s assets were attributable to North America operations at September 26, 2010 and September 27, 2009.

10. Proposed Sale of Corporate Campus

On September 23, 2010, the Company and Trumark Companies LLC (“Trumark”) entered into an Option Agreement in which the Company granted Trumark an option (the “Option”) to purchase half of its corporate headquarters campus (approximately eight acres) in Santa Clara, California, at a price of $24.0 million. Provided that Trumark makes the required Option payments, Trumark will have twenty-four months to exercise the Option. If Trumark exercises the Option, the closing on the purchase of half of the corporate headquarters campus will occur thirty days after such exercise. Exercise of the Option is contingent upon the successful rezoning of the property for residential development and other requirements of the City of Santa Clara which are expected to be completed within 18 to 24 months. The Company continues to classify all of its corporate headquarters campus as an asset held for use until the purchase contingencies have been eliminated and it is probable that the sale will be concluded within 12 months.

11. Subsequent Events

On October 20, 2010, the Company settled a lawsuit related to certain real property leases it entered into in June 2000. As part of the settlement, the defendants will pay the Company $5.0 million over a 12 month period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particularly, our expectations regarding market demands, customer requirements and the general economic environment, and future results of operations, and other statements that include words such as “may” “expect” or “believe” . These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Annual Report on Form 10-K for the fiscal year ended June 27, 2010, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; the timing of any recovery in the global economy; risks related to pending or future litigation; and a dependency on third parties for certain components and for the manufacturing of our products.

Business Overview

We develop and sell network infrastructure equipment and offer related services to our enterprise, data center and telecommunications service provider customers. Substantially all of our revenue is derived from the sale of our networking equipment and related service contracts. In the first quarter of fiscal 2011, our revenues increased $17.5 million, gross profit increased $10.1 million, operating profit increased $7.7 million and net income increased $8.2 million as compared to the first quarter of fiscal 2010.

We believe that considering the following key developments will assist investors in understanding our operating results for the three months ended September 26, 2010.

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

Industry Developments

The market for network infrastructure equipment is highly competitive and dominated by a few large companies. The current economic climate has further driven consolidation of vendors within the Ethernet networking market and with vendors from adjacent markets, including storage, security, wireless and voice applications. We believe that the underpinning technology for all of these adjacent markets is Ethernet. As a result, independent Ethernet switch vendors are being acquired or merged with larger, adjacent market vendors to enable them to deliver complete and broad solutions. As a result, we believe that, as an independent Ethernet switch vendor, we must provide products that, when combined with the products of our large strategic partners, create compelling solutions for end user customers.

Results of Operations

Our operations and financial performance have been affected by the market and competitive factors described above, and during the first quarter of fiscal 2011, we achieved the following results:

•	Net revenues of $83.8 million compared to net revenues of $66.3 million in the first quarter of fiscal 2010.

•	Total gross margin of 55.9% of net revenues, compared to 55.4% in the first quarter of fiscal 2010.

•	Operating income of $2.5 million compared to operating loss of $5.3 million in the first quarter of fiscal 2010.

•	Net income of $2.7 million compared to net loss of $5.5 million in the first quarter of fiscal 2010.

•

Cash provided by operating activities of $1.2 million for the three months ending September 26, 2010. Cash provided by operating activities of $4.1 million for the three months ending September 27, 2009.

•

Cash and cash equivalents, short-term investments and marketable securities increased by $0.3 million in the three months ended September 26, 2010 to $132.7 million from $132.4 million as of June 27, 2010, primarily as a result of cash provided by operating activities.

Net Revenues

The following table presents net product and service revenues for the three month period ended September 26, 2010 and September 27, 2009, respectively (dollars in thousands):

	Three Months Ended
	September 26, 2010	September 27, 2009	$ Change	% Change
Net Revenue:
Product	$69,213	$50,759	$18,454	36.36%
Percentage of net revenue	82.56%	76.55%
Service	14,624	15,550	(926)	(5.96%)
Percentage of net revenue	17.44%	23.45%

Total net revenue	$83,837	$66,309	$17,528	26.43%

Product revenue increased in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 primarily due to improvement of the supply chain constraints which we experienced in the first quarter of fiscal 2010 along with stronger sales in EMEA and APAC, specifically Korea.

Service revenue decreased in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 primarily due to lower professional services and lower installed base needing service resulting in lower maintenance revenue.

We operate in three regions: North America, which includes the United States, Canada and Central America; EMEA, which includes Europe, Middle East, Africa and South America; and APAC which includes Asia Pacific, South Asia and Japan. The following table presents the total net revenue geographically for the three month period ended September 26, 2010 and September 27, 2009 (dollars in thousands):

	Three Months Ended
	September 26, 2010	September 27, 2009	$ Change	% Change
Net Revenues:
North America	$29,471	$26,899	$2,572	10%
Percentage of net revenue	35.15%	40.57%
EMEA	36,485	28,058	8,427	30%
Percentage of net revenue	43.52%	42.31%
APAC	17,883	11,352	6,531	58%
Percentage of net revenue	21.33%	17.12%

Total net revenues	$83,839	$66,309	$17,530	26%

In the first quarter of fiscal 2010, we had supply chain constraints resulting from the economic slowdown during fiscal 2009. In the fourth quarter of fiscal 2009, customer orders exceeded our forecast, especially with respect to certain products. In addition, our contract manufacturers and their component suppliers had significantly reduced their capacity due to the world-wide economic slowdown, and therefore lead times significantly increased during the first fiscal quarter across our supply chain as our contract manufacturers and their component suppliers struggled to meet increasing demands. As a result, we were therefore unable to deliver products based on customer requests in the first quarter of fiscal 2010, primarily in North America and EMEA. During fiscal 2010, we improved our supply chains and therefore we did not have material supply chain constraints in the first quarter of fiscal 2011. Revenue in North America and EMEA increased in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 primarily due to this correction of supply chain issues that existed in the first quarter of fiscal 2010. Revenue in EMEA also increased in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 due to stronger service provider sales in Europe. Revenue in APAC increased in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 primarily due to two large strategic deals in Korea.

The level of sales to any one customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. Tech Data and Westcon accounted for 13.0% and 13.7%, respectively, of the Company’s revenue in the first quarter of fiscal 2011. Tech Data and Ericsson AB accounted for 13.6% and 10.5%, respectively, of the Company’s revenue in the first quarter of fiscal 2010.

Cost of Revenues and Gross Profit

The following table presents the gross profit on product and service revenues and the gross profit percentage of product and service revenues for the first quarter of fiscal 2011 and first quarter of fiscal 2010 (dollars in thousands):

	Three Months Ended
	September 26,	September 27,	$	%
	2010	2009	Change	Change
Gross profit:
Product	$38,383	$27,041	$11,342	42%
Percentage of product revenue	55.5%	53.3%
Service	8,454	9,719	$(1,265)	(13%)
Percentage of service revenue	57.8%	62.5%

Total gross profit	$46,837	$36,760	$10,077	27%

% of Total Revenue	55.9%	55.4%

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

Product gross profit in the first quarter of fiscal 2011 increased as compared to the first quarter of fiscal 2010 primarily due to an increase in revenue of $10.3 million and a $1.1 million reduction in other cost of goods, primarily in warranty and excess and obsolescence costs, which were partially offset by strategic deals in Korea that were competitive with lower than normal gross margins.

Our cost of service revenue consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross profit in the first quarter of fiscal 2011 decreased as compared to the first quarter of fiscal 2010 primarily due to $0.9 million due to lower product revenue in EMEA and lower installed base needing service and services and higher return material authorization cost of $0.5 million. In addition, service gross margin of 62.5% in the first quarter of fiscal 2010 was positively impacted by the use of written down inventory of $0.9 million which was fully depleted in the first quarter of fiscal 2010. Service margin of 57.8% in the first quarter of fiscal 2011 is within the normalized range of 57% to 58%.

Operating Expenses

The following table presents operating expenses and operating income (loss) (in thousands, except percentages):

	Three Months Ended
	September 26, 2010	September 27, 2009	$ Change	% Change
Sales and marketing	$24,906	$21,669	$3,237	15%
Research and development	12,861	13,610	(749)	(6%)
General and administrative	6,585	7,245	(660)	(9%)
Restructuring charge, net of reversal	—	(513)	513	(100%)

Total operating expenses	$44,352	$42,011	$2,341	6%

Operating income (loss)	$2,485	$(5,251)	$7,736	(147%)

The following table highlights our operating expenses and operating income (loss) as a percentage of net revenues:

	Three Months Ended
	September 26, 2010	September 27, 2009
Sales and marketing	29.71%	32.68%
Research and development	15.34%	20.53%
General and administrative	7.85%	10.93%
Restructuring charge, net of reversal	0.00%	(0.77%)

Total operating expenses	52.90%	63.36%

Operating income (loss)	2.96%	(7.92%)

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses increased in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 primarily due to $1.3 million higher salary and benefits due to higher headcount, $0.9 million increase in commission due to increased revenue, $0.7 million increase in travel and $0.2 million higher in share-based compensation.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products. Research and development expenses decreased in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 primarily due to lower salary and benefits expense of $1.3 million due to lower headcount, $0.3 million reduction in outside services offset by $0.8 million increase in engineering project expenses. We expense all research and development expenses as incurred.

General and Administrative Expenses

General and administrative expenses decreased in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 primarily due to lower litigation fees of $0.5 million and lower salary and benefits expense of $0.4 million due to lower headcount offset by increased share-based compensation of $0.3 million.

Restructuring, Net

We did not have any restructuring charges in the first quarter of fiscal 2011. During the first quarter of fiscal 2010, we recorded restructuring reversals, net of $0.5 million.

The reversals in the first quarter of fiscal 2010 were:

•	$0.5 million reversal of restructuring expense due to higher projected sublease receipt from a sublease renewal arrangement.

•	$0.1 million reversal of restructuring expense related to the settlement of employment termination benefits incurred in the third fiscal quarter of 2009.

The reversals were offset by a charge of $0.1 million due to termination of a sublease arrangement resulting from the sublessee’s bankruptcy filing.

Litigation Settlement

On October 20, 2010, we settled a lawsuit related to certain real property leases it entered into in June 2000. As part of the settlement, the defendants will pay us $5.0 million over a 12 month period.

Interest Income

Interest income was linear in the first quarter of fiscal 2011 and the first quarter of fiscal 2010 at $0.3 million as average investment balances and interest rates did not fluctuate significantly from the first quarter of fiscal 2010 to the first quarter of fiscal 2011.

Interest Expense

Interest expense was immaterial and was primarily related to interest amortization of technology agreements.

Other Income / (Expense), Net

Other income (expense) net, was expense of $0.3 million in the first fiscal quarter of 2011 as compared to expense of $0.1 million in the first quarter of fiscal 2010, an increase in expense of $0.2 million. The increase in other expense was primarily due to $0.2 million fluctuation in foreign exchange losses from $0.1 million loss in the first quarter of fiscal 2010 to $0.3 million loss in the first quarter of fiscal 2011 as a result of the weakening U.S. dollar as compared to other foreign currencies.

Provision (Benefit) for Income Taxes

We recorded an income tax benefit of $0.2 million and income tax provision of $0.4 million for the first quarter of fiscal 2011 and the first quarter of fiscal 2010, respectively. The income tax benefit for the three months ended September 26, 2010 consisted primarily of U.S. state income taxes, taxes on foreign income, and a reversal of previously recorded deferred tax liabilities. The income tax provision for the three months ended September 27, 2009 consisted primarily of U.S. alternative minimum tax, taxes on foreign income and U.S. state income taxes. The income tax benefit / provisions for both quarters were calculated based on the results of operations for the three month periods ended September 26, 2010 and September 27, 2009, and may not reflect the annual effective tax rate. Since we have net operating loss carry forwards to offset U.S. taxable income, we are not using an annual effective tax rate to apply to the taxable income for the quarter.

We have provided a full valuation allowance for our U.S. net deferred tax assets after assessing both negative and positive evidence when measuring the need for a valuation allowance. For the current quarter, evidence such as operating losses during the most recent three-year period was given more weight than our expectations of future profitability, which are inherently uncertain. Accordingly, we believe that there is sufficient negative evidence to maintain a full valuation allowance against our U.S. federal and state net deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our U.S. deferred tax assets.

Share Based Compensation

Share-based compensation recognized in the condensed consolidated financial statements by line item caption is as follows (dollars in thousands):

	Three Months Ended
	September 26, 2010	September 27, 2009
Cost of product revenue	$192	$72
Cost of service revenue	144	75
Sales and marketing	572	296
Research and development	611	375
General and administrative	590	322

Total share-based compensation expense	2,109	1,140

Share-based compensation cost capitalized in inventory	7	(4)

Total share-based compensation cost	$2,116	$1,136

Share-based compensation increased in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 primarily as a result of our decision, and the decision of our Compensation Committee to award restricted stock units (“RSU”) granted to employees and executives for retention and bonuses during the latter half of fiscal 2010 and in the first quarter of fiscal 2011.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 27, 2010. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates, except as discussed below, during the three months ended September 26, 2010 compared to those discussed in our Annual Report on Form 10-K for the year ended June 27, 2010.

Below is our updated accounting policy on revenue recognition:

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which excludes from the scope of software revenue guidance the revenue arrangements which include tangible products that contain software components and non-software components that function together to deliver the tangible product’s essential functionality. At the same time, the FASB also issued another accounting standard which changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on its relative selling price. The new standards are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted the new standards for the first quarter of fiscal 2011, commencing on June 28, 2010. The adoption did not materially affect our results for the first quarter of fiscal 2011 and is not anticipated to have a material effect on future periods.

Our networking products are tangible products that contain software and non-software components that function together to deliver the tangible product’s essential functionality. Therefore, pursuant to the guidance of the new accounting standard, for transactions initiated on or after the beginning of our fiscal year 2011, we now allocate the total arrangement consideration to each separable element of an arrangement based on the relative selling price of each element. Under previous applicable guidance, we first allocated arrangement revenue using our vendor-specific objective evidence of fair value (“VSOE”) for the undelivered elements of our arrangements, and then allocated the residual revenue to the delivered elements.

Under the guidance of the new accounting standard, when our sales arrangements contain multiple elements, such as products, software licenses, maintenance agreements, and/or professional services, we determine the relative selling price for each element based on a selling price hierarchy. The application of the new accounting standard does not change the units of accounting for our multiple element arrangements. The selling price for a deliverable is based on our vendor-specific objective evidence (“VSOE”), which is determined by a substantial majority of our historical standalone sales transactions for a product or service falling within a reasonable range. If VSOE is not available due to a lack of standalone sales transactions or lack of pricing within a narrow range, then third party evidence (“TPE”), as determined by the standalone pricing of competitive vendor products in similar markets, is used. TPE typically is difficult to establish due to the proprietary differences of competitive products and difficulty in obtaining reliable standalone pricing information. When neither VSOE nor TPE is available, we apply management judgment to determine our best estimate of selling price (“ESP”) for the stand-alone price of a product, taking into consideration such factors as sales channel, geography, gross margin objectives, and product lifecycle. The determination of ESP is made through consultation with and formal approval by our management.

When our multiple element arrangements contain non-software deliverables and elements which are considered more-than-incidental software deliverables, we use the aforementioned selling price hierarchy to allocate revenue to each of the non-software and software deliverables in the arrangement. We continue to recognize revenue for the more-than-incidental software deliverables using the residual method pursuant to the guidance of previously applicable standard. After allocation of the relative selling price to each element of the arrangement, we recognize revenue in accordance with our policies for product and service revenue recognition.

We derive the majority of our revenue from sales of our networking equipment, with the remaining revenue generated from service fees relating to maintenance service contracts, professional services, and training for our products. We generally recognize product revenue from our value-added resellers, non-stocking distributors and end-user customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. In instances where the criteria for revenue recognition are not met, revenue is deferred until all criteria have been met. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis over the contractual service period. Our total deferred product revenue was $0.9 million and $1.4 million as of September 26, 2010 and June 27, 2010, respectively. Our total deferred revenue for services, primarily from service contracts, was $35.6 million as of September 26, 2010 and $36.4 million as of June 27, 2010. Service contracts typically range from one to two years. Shipping costs are included in cost of product revenues.

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

We provide an allowance for sales returns based on its historical returns, analysis of credit memo data and its return policies. The allowance for sales returns was $1.0 million as of September 26, 2010 and $0.9 million as of June 27, 2010, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. The provision for returns is charged to net revenue in the accompanying consolidated statements of operations, and was $0.1 million and $0.1 million in the first quarter of fiscal 2011 and the first quarter of fiscal 2010, respectively. If the historical data that we use to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenues. We estimate and adjust this allowance at each balance sheet date.

Recently Issued Accounting Standards

        In October 2009, the FASB issued a new accounting standard which excludes from the scope of software revenue guidance the revenue arrangements that include tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality. At the same time, the FASB also issued a new accounting standard which updates existing guidance pertaining to the separation and allocation of consideration in a multiple element arrangement. This new guidance is applicable to our multiple element arrangements that include such tangible products. The new standards are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted this standard in the first quarter of fiscal 2011, and the adoption of this accounting standard did not have a material effect on the results for the quarter.

Liquidity and Capital Resources

The following summarizes information regarding our cash, investments, and working capital (in thousands):

	September 26, 2010	June 27, 2010
Cash and cash equivalent	$44,643	$49,004
Short-term investments	48,387	64,854
Marketable securities	39,670	18,561

Total cash and investments	$132,700	$132,419

Working capital	64,350	$82,629

Cash and cash equivalents decreased by $4.4 million primarily due to cash used in investing activities offset by cash provided by operating activities. Refer to further discussions below under Key Components of Cash Flows and Liquidity.

Short-term investments decreased by $16.5 million primarily due to sale of $25.3 million of Auction Rate Securities (“ARS”) in the first quarter of fiscal 2011 whereby most of the proceeds from the sale were reinvested in marketable securities. Refer to further discussions below under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Marketable securities increased by $21.1 million primarily due to transfers of funds from short-term investments.

The decrease in working capital of $18.3 million was primarily due the reduction of short-term investments as funds were reinvested in marketable securities.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Three Months Ended
	September 26, 2010	September 27, 2009
Net cash provided by operating activities	$1,197	$4,129
Net cash used in investing activities	(5,644)	(11,288)
Net cash provided by financing activities	86	225

Net decrease in cash and cash equivalents	$(4,361)	$(6,934)

Cash provided by operating activities was $1.2 million. Net income was $2.7 million and included significant non-cash charges including depreciation of $1.5 million and $2.1 million in share-based compensation expense. Accounts receivable, net, decreased to $39.7 million at September 26, 2010 from $42.1 million at June 27, 2010. Days sales outstanding in receivables was 43 days at September 26, 2010 and 45 days at June 27, 2010 due to decreased revenue. Accounts payable decreased to $17.3 million primarily due to decreased inventory purchases. Net inventory levels decreased to $20.5 million at September 26, 2010 from $21.8 million at June 27, 2010 due to decreased sales. Inventory management remains an area of focus as we balance the need to maintain safety stock inventory levels to ensure competitive lead times with the risk of inventory excess or obsolescence because of declining demand, rapidly changing technology and customer requirements. Deferred revenue, net, which consists of product and service revenue deferrals, decreased to $36.0 million at September 26, 2010 from $37.2 million at June 27, 2010 due to revenue recognized from previous quarters’ deferred product sales and also due to a seasonal reduction in sales of new service maintenance agreements. Deferred revenue, net of cost of sales to distributors, decreased $2.9 million from $18.3 million at June 27, 2010 to $15.4 million at September 26, 2010. The decrease was primarily due to a combination of a long sales cycle for the sell-through of inventory to a European customer and a reduction in distributor inventory, principally in the U.S.

Cash flow used in investing activities was $5.6 million. Capital expenditures were $1.4 million. We had a net purchase of investments of $43.5 million in the first fiscal quarter of 2011 as we transferred short-term investments into marketable securities to take advantage of higher interest yield.

Cash provided by financing activities was $0.1 million from issuance of common stock.

As of September 26, 2010, we had letters of credit totaling $0.2 million secured by cash. These letters of credit are primarily issued in lieu of making cash deposits with third parties.

On September 23, 2010, we entered into an Option Agreement with Trumark Companies LLC (“Trumark”) in which we granted Trumark an option (the “Option”) to purchase half of our corporate headquarters campus (approximately eight acres) in Santa Clara, California, at a price of $24.0 million. Provided that Trumark makes the required Option payments, Trumark will have twenty-four months to exercise the Option. If Trumark exercises the Option, the closing on the purchase of half of the corporate headquarters campus will occur thirty days after such exercise. Exercise of the Option is contingent upon the successful rezoning of the property for residential development and other requirements of the City of Santa Clara which are expected to be completed within 18 to 24 months. We continue to classify all of our corporate headquarters campus as an asset held for use until the purchase contingencies have been eliminated and it is probable that the sale will be concluded within 12 months.

Contractual Obligations

The following summarizes our contractual obligations at September 26, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than Five Years
Contractual Obligations:
Non-cancelable inventory purchase commitments	$38,276	$38,276
Non-cancelable operating lease obligations	9,611	5,968	2,084	862	697
Other non-cancelable purchase commitments	1,990	1,740	250

Total contractual cash obligations	$49,877	$45,984	$2,334	$862	$697

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $38.3 million as of September 26, 2010, a decrease of $0.8 million from $39.1 million as of June 27, 2010. Our current inventory balance of $20.5 million is in-line with our average inventory balance and therefore we do not need a significant amount of inventory commitments for projected sales in the second quarter of fiscal 2011.

We did not have material commitments for capital expenditures as of September 26, 2010. Other non-cancelable purchase commitments represent OEM and technology agreements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 26, 2010.

Capital Resources and Financial Condition

As of September 26, 2010, in addition to $44.6 million in cash and cash equivalents, we had $48.4 million invested in short-term and $39.7 million invested in long-term marketable investments for a total cash and cash equivalents, short-term investments and marketable securities of $132.7 million.

In the first quarter of fiscal 2011, we sold $25.3 million of interest bearing ARS that represented investments in pools of student loans. These ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets had affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. On November 7, 2008, we accepted the UBS Rights Offer from UBS, providing us with rights related to our ARS. The Rights permitted us to require UBS to purchase our ARS at par value, which was defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS had the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. Beginning in 2010, we began to sell our ARS under the Rights. In fiscal 2010, UBS exercised its rights to call back the ARS at par for $9.8 million and issuers sold $5.7 million of ARS at par. On June 30, 2010, we sold the remaining ARS balance of $25.3 million at par under the Rights. On July 1, 2010, we received $25.3 million plus accrued interest in cash from UBS for the ARS settlement. Upon the sale of the ARS, we recognized a gain of $2.4 million with an equivalent loss on the exercise of the Put Option.

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

In the first quarter of fiscal 2011, we sold $25.3 million of interest bearing ARS that represented investments in pools of student loans. These ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets had affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. On November 7, 2008, we accepted the UBS Rights Offer from UBS, providing us with rights related to our ARS. The Rights permitted us to require UBS to purchase our ARS at par value, which was defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS had the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. Beginning in 2010, we began to sell our ARS under the Rights. In fiscal 2010, UBS exercised its rights to call back the ARS at par for $9.8 million and issuers sold $5.7 million of ARS at par. On June 30, 2010, we sold the remaining ARS balance of $25.3 million at par under the Rights. On July 1, 2010, we received $25.3 million plus accrued interest in cash from UBS for the ARS settlement. Upon the sale of the ARS, we recognized a gain of $2.4 million with an equivalent loss on the exercise of the Put Option.

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

The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 26, 2010. This table does not include money market funds because those funds are generally not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
			(In thousands)
Included in short-term investments	$9,141	$39,246		$48,387	$48,387
Weighted average interest rate	2.48%	1.30%
Included in marketable securities			$39,670	$39,670	$39,670
Weighted average interest rate			1.49%

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona, the Indian Rupee and the British Pound. These derivatives do not qualify as hedges. At September 26, 2010, these forward foreign currency contracts had a notional principal amount of $23.1 million and fair value was $0.3 million. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

Foreign currency transaction gains and losses from operations were a loss of $0.3 million in the first quarter of fiscal 2011 and a loss of $0.1 million in the first quarter of fiscal 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 26, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding litigation matters that we deem significant, refer to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended June 27, 2010 and Note 3 to our Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report which are incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 27, 2010, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	(Removed and Reserved)

Item 5.	Other Information – None

Item 6.	Exhibits

(a)	Exhibits:

10.1	Letter Agreement, dated September 3, 2010, from Extreme Networks, Inc. to Bob L. Corey

10.2	Option Agreement, dated September 23, 2010, between Extreme Networks, Inc. and Trumark Companies, LLC.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC. (Registrant)

/S/ BOB L. COREY
BOB L. COREY
Executive Vice President and Chief Financial Officer

November 3, 2010