Form 10-Q
period 2010-12-26
EXTREME NETWORKS INC
filed 2011-02-03
CIK 1078271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 ___________________________
Form 10-Q
 ___________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2010

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from              to

Commission file number 000-25711
 ___________________________
EXTREME NETWORKS, INC.
(Exact name of registrant as specified in its charter)
 ___________________________

DELAWARE	77-0430270
[State or other jurisdiction of incorporation or organization]	[I.R.S Employer Identification No.]

3585 Monroe Street, Santa Clara, California	95051
[Address of principal executive office]	[Zip Code]

Registrant’s telephone number, including area code: (408) 579-2800
___________________________
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at January 31, 2011 was 91,443,645.

EXTREME NETWORKS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED DECEMBER 26, 2010

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 26, 2010	June 27, 2010
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$46,878	$51,944
Short-term investments	43,625	64,854
Accounts receivable, net	46,820	42,057
Inventories, net	24,218	21,842
Deferred income taxes	338	392
Prepaid expenses and other current assets, net	7,944	3,932
Total current assets	169,823	185,021
Property and equipment, net	42,722	43,572
Marketable securities	51,182	18,561
Other assets, net	15,572	15,731
Total assets	$279,299	$262,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,109	$18,543
Accrued compensation and benefits	17,751	16,305
Restructuring liabilities	1,693	3,097
Accrued warranty	2,811	3,169
Deferred revenue, net	32,982	29,552
Deferred revenue, net of cost of sales to distributors	17,106	18,345
Other accrued liabilities	18,608	13,381
Total current liabilities	107,060	102,392
Restructuring liabilities, less current portion	—	273
Deferred revenue, less current portion	7,145	7,633
Deferred income taxes	108	731
Other long-term liabilities	56	2,661
Commitments and contingencies (Note 3)	—	—
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 130,881,110 issued at December 26, 2010 and 129,827,715 at June 27, 2010	131	130
Treasury stock, 39,625,305 at December 26, 2010 and June 27, 2010	(149,666)	(149,666)
Additional paid-in-capital	959,530	956,792
Accumulated other comprehensive income	2,455	1,100
Accumulated deficit	(647,520)	(659,161)
Total stockholders’ equity	164,930	149,195
Total liabilities and stockholders’ equity	$279,299	$262,885
 ___________________________

(1)	The information in this column is derived from the Company’s consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2010.

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Net revenues:
Product	$70,334	$64,469	$139,547	$115,228
Service	14,797	14,928	29,421	30,478
Total net revenues	85,131	79,397	168,968	145,706
Cost of revenues:
Product	30,893	27,199	61,723	50,917
Service	6,257	6,435	12,428	12,267
Total cost of revenues	37,150	33,634	74,151	63,184
Gross profit:
Product	39,441	37,270	77,824	64,311
Service	8,540	8,493	16,993	18,211
Total gross profit	47,981	45,763	94,817	82,522
Operating expenses:
Sales and marketing	25,087	24,613	49,993	46,282
Research and development	12,028	12,444	24,889	26,055
General and administrative	5,963	6,521	12,548	13,765
Restructuring charge, net of reversal	—	4,145	—	3,633
Litigation settlement	(4,200)	—	(4,200)	—
Total operating expenses	38,878	47,723	83,230	89,735
Operating income (loss)	9,103	(1,960)	11,587	(7,212)
Interest income	332	388	661	710
Interest expense	(29)	(30)	(59)	(69)
Other expense	117	(40)	(158)	(117)
Income (loss) before income taxes	9,523	(1,642)	12,031	(6,688)
Provision for income taxes	594	(263)	390	173
Net income (loss)	$8,929	$(1,379)	$11,641	$(6,861)
Basic and diluted net income (loss) per share:
Net income (loss) per share - basic	$0.10	$(0.02)	$0.13	$(0.08)
Net income (loss) per share - diluted	$0.10	$(0.02)	$0.13	$(0.08)
Shares used in per share calculation - basic	90,878	89,059	90,592	88,951
Shares used in per share calculation - diluted	91,274	89,059	90,942	88,951

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	December 26, 2010	December 27, 2009
Cash flows from operating activities:
Net income (loss)	$11,641	$(6,861)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Increase in accrued investment income	(1,479)	(138)
Depreciation and amortization	3,148	3,023
Change in value / loss on value of UBS option to put securities	2,429	47
Auction rate securities mark to market, trading gain	(2,429)	(47)
Provision for doubtful accounts	30	—
Excess and obsolete inventory	(100)	960
Deferred income taxes	(569)	(69)
Loss on retirement of assets	109	78
Stock-based compensation	2,485	3,158
Restructuring charge, net of reversal	—	3,633
Changes in operating assets and liabilities, net
Accounts receivable	(4,793)	(2,982)
Inventories	(2,294)	(5,216)
Prepaid expenses and other assets	(3,855)	(3)
Accounts payable	(2,434)	9,410
Accrued compensation and benefits	1,447	(689)
Restructuring liabilities	(1,677)	(4,418)
Accrued warranty	(359)	60
Deferred revenue, net	2,943	1,231
Deferred revenue, net of cost of sales to distributors	(1,239)	6,365
Other accrued liabilities	6,576	2,156
Other long-term liabilities	(2,605)	(1)
Net cash provided by operating activities	6,975	9,697
Cash flows used in investing activities:
Capital expenditures	(2,407)	(2,720)
Purchases of investments	(70,147)	(18,958)
Proceeds from maturities of investments and marketable securities	11,800	8,775
Proceeds from sales of investments and marketable securities	48,440	6,515
Net cash used in investing activities	(12,314)	(6,388)
Cash flows provided by financing activities:
Proceeds from issuance of common stock	273	397
Net cash provided by financing activities	273	397
Net (decrease) increase in cash and cash equivalents	(5,066)	3,706
Cash and cash equivalents at beginning of period	51,944	49,233
Cash and cash equivalents at end of period	$46,878	$52,939

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
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at December 26, 2010. The results of operations for the second quarter of fiscal 2011 are not necessarily indicative of the results that may be expected for fiscal 2011 or any future periods.

Reclassification

The Company has revised its previously reported Balance Sheets as of June 27, 2010, and June 28, 2009, to reclassify certain cash balances totaling $2.9 million and $3.0 million, respectively, which had previously been reported as a reduction of “Accrued Compensation and Benefits”.  Such amounts have been reclassified to “Cash and Cash Equivalents”.  As a result, as of June 27, 2010 and June 28, 2009, cash and cash equivalents have been revised to $51.9 million and $49.2 million (previously reported as $49.0 million and $46.2 million), respectively and accrued compensation and benefits have been revised to $16.3 million and $15.3 million (previously reported as $13.4 million and $12.3 million), respectively.  In addition, the Company has revised its previously reported Statement of Cash Flows for the six-month period ended December 27, 2009, to reclassify accrued interest income and amortization related to its investments totaling $0.1 million resulting in a decrease in cash flows provided by operating activities and a decrease in cash flows used in investing activities.

As a result of the two items noted above, for the six-month period ended December 27, 2009, fiscal year ended June 28, 2009 and fiscal year ended June 27, 2010, cash flows provided by operating activities have been revised to $9.7 million, $6.6 million and $8.0 million (previously reported as $10.2 million, $4.7 million and $9.3 million), respectively, and cash flows provided by or used in investing activities have been revised to $6.4 million used in investing activities, $67.9 million provided by investing activities and $6.4 million used in investing activities (previously reported as $6.5 million used in investing activities, $70.4 million provided by investing activities and $7.6 million used in investing activities), respectively.

The revisions had no effect on previously reported Statements of Operations or Stockholders' Equity and were not material to the Company's financial statements taken as a whole. These revisions have been reflected in this Form 10-Q to the extent applicable and will be reflected for all quarterly and annual periods presented in the Company's future filings.

Cash, Cash Equivalents, and Investments
The following is a summary of cash and cash equivalents, short-term investments and marketable securities (in thousands):

	December 26, 2010	June 27, 2010
Cash and cash equivalents	$46,878	$51,944
Short-term investments	43,625	64,854
Marketable securities	51,182	18,561
Total cash and investments	$141,685	$135,359

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Summary of Available-for-Sale Securities and Trading Securities
The following is a summary of available-for-sale and trading securities (in thousands):

	December 26, 2010	June 27, 2010
Cash equivalents	$30,919	$42,544
Short-term investments	43,625	64,854
Marketable securities	51,182	18,561
Total available-for-sale and trading securities	$125,726	$125,959

Available-for-Sale Securities
The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
December 26, 2010
Money market funds	$30,919	$30,919	$—	$—
U.S. corporate debt securities	85,757	85,872	219	(103)
U.S. government agency securities	8,899	8,934	60	(24)
	$125,575	$125,725	$279	$(127)
Classified as:
Cash equivalents	$30,919	$30,919	$—	$—
Short-term investments	43,485	43,624	144	(3)
Marketable securities	51,171	51,182	135	(124)
	$125,575	$125,725	$279	$(127)
	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
June 27, 2010
Money market funds	$42,544	$42,544	$—	$—
U.S. corporate debt securities	53,525	53,570	159	(114)
U.S. government agency securities	4,413	4,514	101	—
	$100,482	$100,628	$260	$(114)
Classified as:
Cash equivalents	$42,544	$42,544	$—	$—
Short-term investments	39,381	39,523	202	(60)
Marketable securities	18,557	18,561	58	(54)
	$100,482	$100,628	$260	$(114)
The amortized cost and estimated fair value of available-for-sale investments in debt securities at December 26, 2010, by contractual maturity, were as follows (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Amortized Cost	Fair Value
Due in 1 year or less	$43,485	$43,625
Due in 1-2 years	40,822	40,819
Due in 2-5 years	10,349	10,363
Due in more than 5 years	—	—
Total investments in available for sale debt securities	$94,656	$94,807

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Investments with maturities of greater than three months but less than one year at the balance sheet date are classified as Short Term Investments. Investments with maturities of greater than one year at balance sheet date are classified as Marketable Securities. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, the Company diversifies its investments by limiting its holdings with any individual issuer.
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

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 26, 2010:
U.S. corporate debt securities	$30,017	$(103)	$—	$—	$30,017	$(103)
U.S. government agency securities	1,979	(24)	—	—	1,979	(24)
	$31,996	$(127)	$—	$—	$31,996	$(127)
The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income into earnings using the specific identification method. During the three months ended December 26, 2010, realized gains or losses recognized on the sale of investments were not significant. As of December 26, 2010, there were eighteen investment securities that had unrealized losses. The unrealized gains / (losses) on the Company’s investments were caused by interest rate fluctuations. Substantially all of the Company’s available-for-sale investments are investment grade government and corporate debt securities that have maturities of less than 3 years. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized costs. The Company does not have other-than-temporary impairment on its investment securities.
Fair Value of Financial Instruments

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company recognizes certain financial instruments at fair value on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value is measured based on a fair value hierarchy following three levels of inputs, of which the first two are considered observable and the last unobservable:

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

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis:

December 26, 2010:	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets
Investments:
Federal agency notes	$—	$8,934	$—	$8,934
Money market funds	30,919	—	—	30,919
Corporate notes/bonds	—	85,872	—	85,872
Derivative instruments:
Foreign currency forward contracts	—	110	—	110
Total	$30,919	$94,916	$—	$125,835

June 27, 2010:	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets
Investments:
Federal agency notes	$—	$4,514	$—	$4,514
Money market funds	42,544	—	—	42,544
Corporate notes/bonds	—	53,570	—	53,570
Auction rate securities	—	—	22,902	22,902
Put Option	—	—	2,429	2,429
Derivative instruments:
Foreign currency forward contracts	—	109	—	109
Total	$42,544	$58,193	$25,331	$126,068
Level 2 investment valuations are based on inputs such as quoted market prices, dealer quotations or valuations provided by alternative pricing sources supported by observable inputs. These generally include U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations.
The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets for the six months ended December 26, 2010 (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Auction Rate Securities
Balance as of June 27, 2010	$22,902
Sale of ARS to UBS	(22,902)
Balance as of December 26, 2010	$—

Put Option
Balance as of June 27, 2010	$2,429
Exercise of Put Option	(2,429)
Balance as of December 26, 2010	$—
Level 3 assets consisted of ARS whose underlying assets were student loans which were substantially backed by the federal government. The ARS were held by UBS at a loss with a corresponding offer from UBS entitling the Company to sell at par value the ARS originally purchased from UBS (approximately $40.8 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012. The enforceability of the Right resulted in the creation of an asset akin to a Put Option (the Company had the right to “put” the ARS back to UBS at some specified date for a payment equal to the par value of the ARS). During fiscal 2010, UBS exercised its rights to call back the ARS at par for $9.8 million and issuers sold $5.7 million of ARS at par. On June 30, 2010, the Company sold the remaining ARS balance of $25.3 million at par under the Rights. On July 1, 2010, the Company received $25.3 million plus accrued interest in cash from UBS for the ARS settlement. Upon the sale of the ARS, the Company recognized a gain of $2.4 million with an equivalent loss on the exercise of the Put Option.
Revenue Recognition
In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which excludes from the scope of software revenue guidance the revenue arrangements which include tangible products that contain software components and non-software components that function together to deliver the tangible product’s essential functionality. At the same time, the FASB also issued another accounting standard which changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on its relative selling price. The new standards are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted the new standards on June 28, 2010. The adoption did not materially affect the Company’s results for the six months ended December 26, 2011 and is not anticipated to have a material effect on future periods.
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
Under the guidance of the new accounting standard, when the Company’s sales arrangements contain multiple elements, such as products, software licenses, maintenance agreements, and/or professional services, the Company determines the relative selling price for each element based on a selling price hierarchy. The application of the new accounting standard does not change the units of accounting for the Company’s multiple element arrangements. The selling price for a deliverable is based on the Company’s vendor-specific objective evidence (“VSOE”), which is determined by a substantial majority of the Company’s historical standalone sales transactions for a product or service falling within a narrow range. If VSOE is not available due to a lack of standalone sales transactions or lack of pricing within a narrow range, then third party evidence (“TPE”), as determined by the standalone pricing of competitive vendor products in similar markets, is used, if available. TPE typically is difficult to establish due to the proprietary differences of competitive products and difficulty in obtaining reliable standalone pricing information. When neither VSOE nor TPE is available, the Company must determine its best estimate of standalone selling price (“ESP”) for a product or service and does so by considering several factors including, but not limited to, the 12-month historical median sales price, sales channels, geography, gross margin objectives, competitive product pricing, and product lifecycle. In consideration of all relevant pricing factors, the Company applies management judgment to determine

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

the Company's best estimate of selling price through consultation with and formal approval by the Company's management for all products and services for which neither VSOE nor TPE is available. Generally the fair value of services is determined using VSOE and the fair value of other deliverables is determined by using ESP. The Company regularly reviews VSOE, TPE and ESP for all of its products and services and maintains internal controls over the establishment and updates of these estimates.
Pursuant to the software revenue recognition accounting standard, the Company continues to recognize revenue for software using the residual method for its sale of standalone software products, including software upgrades, and for the sale of software that is not essential to the functionality of the hardware with which it is sold. After allocation of the relative selling price to each element of the arrangement, the Company recognizes revenue in accordance with the Company's policies for product and service revenue recognition.
The Company derives the majority of its revenue from sales of its networking equipment, with the remaining revenue generated from service fees relating to maintenance service contracts, professional services, and training for its products. The Company generally recognizes product revenue from its value-added resellers, non-stocking distributors and end-user customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable, and collection of the sales proceeds is reasonably assured. In instances where the criteria for revenue recognition are not met, revenue is deferred until all criteria have been met. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis over the contractual service period. Service contracts typically range from one to two years. The Company’s total deferred product revenue was $1.7 million and $1.4 million as of December 26, 2010 and June 27, 2010, respectively. The Company’s total deferred revenue for services, primarily from service contracts, was $39.2 million as of December 26, 2010 and $36.4 million as of June 27, 2010. Shipping costs are included in cost of product revenues.
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
The Company provides an allowance for sales returns based on its historical returns, analysis of credit memo data and its return policies. The allowance for sales returns was $0.7 million as of December 26, 2010 and $0.9 million as of June 27, 2010, respectively, for estimated future returns that were recorded as a reduction of its accounts receivable. If the historical data that the Company uses to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenues. The Company estimates and adjusts this allowance at each balance sheet date.
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
Inventories, net of write-downs for excess and obsolete inventory (which the Company determines primarily based on

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

future demand forecasts) of $3.4 million and $5.2 million at December 26, 2010 and June 27, 2010 respectively, consist of (in thousands):

	December 26, 2010	June 27, 2010
Raw materials	$565	$1,346
Finished goods	23,653	20,496
Total	$24,218	$21,842
Deferred Revenue, Net
Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenues where the revenue recognition criteria have not been met related to sales by the Company to its resellers or directly to its end-customers. Product revenue includes shipments to end-users and value-add resellers. The following table summarizes deferred revenue, net at December 26, 2010 and June 27, 2010, respectively (in thousands):

	December 26, 2010	June 27, 2010
Deferred services	$39,235	$36,360
Deferred product
Deferred revenue	1,710	1,415
Deferred cost of sales	(818)	(590)
Deferred product revenue, net	892	825
Balance at end of period	40,127	37,185
Less: current portion	32,982	29,552
Non-current deferred revenue, net	$7,145	$7,633

The Company offers renewable support arrangements, including extended warranty contracts, to its customers that range generally from one to five years. Deferred support revenue is included within deferred revenue, net within the Deferred services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Balance beginning of period	$35,417	$35,942	$36,193	$36,196
New support arrangements	18,237	15,522	31,730	30,053
Recognition of support revenue	(14,782)	(13,886)	(29,051)	(28,671)
Balance end of period	38,872	37,578	38,872	37,578
Less current portion	31,727	30,748	31,727	30,748
Non-current deferred revenue	$7,145	$6,830	$7,145	$6,830
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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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
The following table summarizes deferred revenue, net of cost of sales to distributors at December 26, 2010 and June 27, 2010, respectively (in thousands):

	December 26, 2010	June 27, 2010
Deferred revenue	$21,628	$24,252
Deferred cost of sales	(4,522)	(5,907)
Total deferred revenue, net of cost of sales to distributors	$17,106	$18,345
Guarantees and Product Warranties
The Company has standard product warranty liability. Upon issuance of the warranty, the Company discloses and recognizes a liability for the value of the obligation under the warranty. The following table summarizes the activity related to the Company’s product warranty liability during the three and six months ended December 26, 2010 and December 27, 2009, respectively (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Balance beginning of period	$2,794	$3,419	$3,169	$3,170
New warranties issued	1,653	1,682	2,944	3,039
Warranty expenditures	(1,636)	(1,872)	(3,302)	(3,543)
Change in estimates	—	—	—	563
Balance end of period	$2,811	$3,229	$2,811	$3,229
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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

2. Share-Based Compensation
Share Based Compensation
Share-based compensation recognized in the condensed consolidated financial statements by line item caption is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Cost of product revenue	$41	$143	$233	$215
Cost of service revenue	6	146	150	221
Sales and marketing	388	683	960	979
Research and development	(119)	611	492	986
General and administrative	60	435	650	757
Total share-based compensation expense	376	2,018	2,485	3,158
Share-based compensation cost (released) / capitalized in inventory	(26)	12	(19)	8
Total share-based compensation cost	$350	$2,030	$2,466	$3,166
The weighted-average grant-date per share fair value of options granted in the second quarter of fiscal 2011 and 2010 were $1.39 and $0.87, respectively. The weighted-average estimated per share fair value of shares purchased under the Company’s 1999 Employee Stock Purchase Plan (“ESPP”) in the second quarter of fiscal 2011 and 2010 were $0.96 and $0.64, respectively.
The weighted-average grant-date per share fair value of options granted in the first six months of fiscal 2011 and 2010 were $1.39 and $0.87, respectively. The weighted-average estimated per share fair value of shares purchased under the Company’s 1999 Employee Stock Purchase Plan (“ESPP”) in the first six months of fiscal 2011 and 2010 were $0.94 and $0.66, respectively.
The Company uses the straight-line method for expense attribution, and the Company estimates forfeitures and only recognizes expense for those shares expected to vest. The Company’s estimated forfeiture rate in the second quarter of fiscal 2011 based on the Company’s historical forfeiture experience is approximately 12%.
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

	Stock Option Plan		Employee Stock Purchase Plan		Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Expected life	4 yrs	3 yrs	0.24 yrs	0.25 yrs	4 yrs	3 yrs	0.24 yrs	0.25 yrs
Risk-free interest rate	1.27%	1.33%	0.18%	0.16%	1.27%	1.35%	0.17%	0.23%
Volatility	59%	58%	54%	86%	59%	58%	57%	81%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
The Black-Scholes-Merton option valuation model requires the input of highly subjective assumptions, including the expected life of the share-based award and stock price volatility. The assumptions listed above represent management’s best

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the Company’s share-based compensation cost could have been materially different from that recorded. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.
The Company issued 387,304 and 459,444 shares of common stock upon the exercise of stock options, ESPP stock purchase and release of restricted stock, net of repurchase in fiscal 2010 and the second quarter of fiscal 2011, respectively.

3. Commitments, Contingencies and Leases
Purchase Commitments
The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. The arrangements allow them to procure long lead-time component inventory on the Company’s behalf based upon a rolling production forecast provided by it. The Company is obligated to the purchase of long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of December 26, 2010, the Company had non-cancelable commitments to purchase approximately $26.3 million of such inventory.
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
Shareholder Litigation Relating to Historical Stock Option Practices
On April 25, 2007, an individual identifying herself as one of the Company's shareholders filed a derivative action in the United States District Court for the Northern District of California purporting to assert claims on behalf of and in the Company's name against various of the Company's current and former directors and officers relating to historical stock option granting from 1999 to 2002 and related accounting practices. Three similar derivative actions were filed thereafter in the same court by other individuals and the four cases were consolidated by order of the Court. After two amended complaints were filed by the lead plaintiff, the Company filed a motion to dismiss the second amended complaint, which was granted without prejudice on August 12, 2008.
On August 22, 2008, Kathleen Wheatley, an individual identifying herself as one of the Company's shareholders, filed a motion for the Court to reconsider its ruling on August 12, 2008 granting the Company's motion to dismiss. In response, the Company asked the Court to reject Ms. Wheatley's motion on various grounds, including that Ms. Wheatley is not a party to this derivative action. The Court denied Ms. Wheatley's motion. On September 4, 2008, Ms. Wheatley filed both a motion to intervene in the derivative action and a third amended complaint. The third amended complaint continues to allege that various of the Company's current and former directors and officers breached their fiduciary duties and other obligations to the Company and violated state and federal securities laws in connection with its historical grants of stock options. The Company is named as a nominal defendant in the action, but it has customary indemnification agreements with the named defendants. On the Company's behalf, Ms. Wheatley seeks unspecified monetary and other relief against the named defendants. The Court has granted Ms. Wheatley's motion to intervene. On October 16, 2008, the Company, as nominal defendant, moved to dismiss the third amended complaint. On November 17, 2009, the Court denied the Company's motion to dismiss the third amended complaint, and on December 3, 2009, the Company filed a motion for reconsideration or in the alternative, a motion to certify the Order denying the Motion to Dismiss for immediate appeal. On April 2, 2010, the Court denied the Company's Motion for Reconsideration and for Stay of Action and Certification and Appeal.
The parties thereafter engaged in discovery and agreed to mediate the action. Following mediation discussions, agreement was reached on terms of a settlement on December 22, 2010, as set forth in a Memorandum of Understanding (“MOU”) signed on December 31, 2010 with the lead plaintiff on behalf of all plaintiffs setting forth the terms of settlement. The settlement will be presented to the Court and will become effective upon Court approval. In connection with the settlement, and upon approval by the Court, the Company has agreed to pay the plaintiff's counsel the amount of $3.5 million, of which $2.7 million will be reimbursed to the Company by a directors and officers insurer.  The Company recorded a

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

$3.5 million payable and $2.7 million receivable on the balance sheet as of December 26, 2010.  In addition, the Company recorded a net expense of $0.8 million in the Condensed Consolidated Statement of Operations for the three and six months-ended December 26, 2010 under Litigation Settlement. The Stipulation of Settlement has not yet been presented to, or approved by, the Court.  There can be no guarantee that the settlement will be accepted and approved, and if not the Company intends to defend the lawsuit vigorously. However, due to the inherent uncertainties of litigation, it cannot predict the ultimate outcome of the matter at this time.

Intellectual Property Litigation
On April 20, 2007, the Company filed suit against Enterasys Networks in the United States District Court for the Western District of Wisconsin, Civil Action No. 07-C-0229-C. The complaint alleged willful infringement of U.S. Patents Nos. 6,104,700, 6,678,248, and 6,859,438, and sought injunctive relief against Enterasys' continuing sale of infringing goods and monetary damages. Enterasys responded to the complaint on May 30, 2007, and also filed counterclaims alleging infringement of three U.S. patents owned by Enterasys. On April 9, 2008, the Court dismissed Enterasys' counterclaims on one of its patents with prejudice. On May 5, 2008, the Court granted the Company's motion for summary judgment, finding that it does not infringe Enterasys' two remaining patents and dismissing all of Enterasys' remaining counterclaims with prejudice. On May 30, 2008, a jury found that Enterasys infringed all three of the Company's patents and awarded it damages in the amount of $0.2 million. The Court also ruled in the Company's favor on Enterasys' challenge to the validity of the Company's patents. On October 29, 2008, the Court denied Enterasys' post-trial motion for judgment as a matter of law, and granted Extreme Network's motion for a permanent injunction against Enterasys. The injunction order permanently enjoins Enterasys from manufacturing, using, offering to sell, selling in the U.S. and importing into the U.S. the Enterasys products accused of infringing Extreme Network's three patents. On March 16, 2009, the Court also denied Enterasys' motion for a new trial, but granted Enterasys' motion for a stay of the injunction pending appeal. On April 17, 2009, Enterasys filed its notice of appeal and on May 1, 2009, the Company filed its cross appeal. On September 30, 2010, the U.S. Court of Appeals for the Federal Circuit upheld the jury verdict of infringement by Enterasys of 3 of the Company's patents and the Districts Court's summary judgment verdict of non-infringement by the Company of Enterasys' '727 patent. The U.S. Court of Appeals for the Federal Circuit reversed the finding of non-infringement by the Company of Enterasys '181 patent, holding that the District Court Judge applied an incorrect claim construction and reversed the District Court's denial of the Company's request for attorneys' fees as premature. The Federal Circuit denied Extreme Networks' motion to dismiss Enterasys' appeal as untimely. Both Extreme Networks and Enterasys filed petitions for rehearing, which were denied by the Court. The Company intends to vigorously defend this lawsuit, but due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of the matter at this time.
On June 21, 2005, Enterasys filed suit against Extreme and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Massachusetts, Civil Action No. 05-11298 DPW. The complaint alleges willful infringement of U.S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560,236, and seeks: a) a judgment that the Company willfully infringes each of the patents; (b) a permanent injunction from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) damages and a “reasonable royalty” to be determined at trial; (d) treble damages; (e) attorneys' fees, costs and interest; and (f) equitable relief at the Court's discretion. Foundry brought a claim for reexamination of five of the patents at issue to the U.S. Patent and Trademark Office. Enterasys has withdrawn allegations of infringement two of the patents, U.S. Patent Nos. 6,539,022 and 6,560,236. The stay of the Massachusetts action was lifted on May 21, 2010, and the Court completed claim construction hearings in December 2010. Fact discovery is scheduled for completion May 1, 2011. No trial date has been set. The Company intends to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, it cannot predict the ultimate outcome of the matter at this time.
Other Legal Matters
Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The operative amended complaint names us as defendants; six of the Company's present and former officers and/or directors, including its former CEO and current Chairman of the Board; and several investment banking firms that served as underwriters of its initial public offering and October 1999 secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. The parties to the lawsuits have reached a settlement, which was approved by the Court on October 6, 2009. Extreme Networks is not required to make any cash payments in the settlement. The Court subsequently entered a final judgment of dismissal. Certain objectors have appealed the judgment. If the appeal is successful, the Company intends to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, it cannot predict the ultimate outcome of the matter at this time.
On October 20, 2010, the Company settled a lawsuit related to certain real property leases it entered into in June 2000.  Total settlement award was $5.0 million, of which $3.8 million was paid in the second quarter of fiscal 2011 and the remaining $1.2 million will be paid over the next ten months.
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

4. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
Comprehensive Income (Loss)
Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Net income (loss)	$8,929	$(1,379)	$11,641	$(6,861)
Other comprehensive income (loss):
Change in unrealized gain on investments:	(356)	(20)	5	111
Foreign currency translation adjustments
Beginning balance	2,214	1,752	954	912
Ending balance	2,305	1,602	2,305	1,602
Foreign currency translation adjustments change	91	(150)	1,351	690
Total comprehensive income (loss)	$8,664	$(1,549)	$12,997	$(6,060)
Accumulated Other Comprehensive Income
The following are the components of accumulated other comprehensive income, net of tax (in thousands):

	December 26, 2010	June 27, 2010
Accumulated unrealized gain on investments	$151	$146
Accumulated foreign currency translation adjustments	2,305	954
Accumulated other comprehensive income	$2,456	$1,100

5. Income Taxes
The Company recorded an income tax provision of $0.6 million and an income tax benefit of $0.3 million for the second

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

quarter of fiscal 2011 and second quarter of fiscal 2010, respectively. The income tax provision for the three months ended December 26, 2010 consisted primarily of taxes on foreign income and U.S state income taxes. The income tax benefit for the three months ended December 27, 2009 consisted primarily of taxes on foreign income and U.S. state income taxes, offset by a benefit for refunds of prior period federal tax payments. The income tax provisions for both quarters were calculated based on the results of operations for the three months ended December 26, 2010 and December 27, 2009, and may not reflect the annual effective rate. Since the Company has net operating loss carry forwards to offset U.S. taxable income, the Company is not using an annual effective tax rate to apply to the taxable income for the quarter or year to date.
The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Significant management judgment is required in determining the Company's deferred tax assets and liabilities and any valuation allowance recorded against the Company's net deferred tax assets. The Company makes an assessment of the likelihood that the Company's net deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not believed to be likely, a valuation allowance is established.

The Company has a full valuation allowance against its U.S. net deferred tax assets. The valuation allowance was calculated by assessing both negative and positive evidence when measuring the need for a valuation allowance. Evidence such as the current worldwide recession and the challenge of forecasting financials in this economic environment was given more weight than recent cumulative profits. Accordingly, we believe that there is sufficient negative evidence to require a full valuation allowance against our U.S federal and state net deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of the Company's US deferred tax assets.
The Company had unrecognized tax benefits of approximately $23.9 million as of December 26, 2010. The future impact of the unrecognized tax benefit of $23.9 million, if recognized, is as follows: approximately $1.0 million would affect the effective tax rate, and approximately $22.9 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. It is reasonably possible that the amount of unrealized tax benefits could decrease by approximately $0.3 million during the next twelve months due to the expiration of the statue of limitations in certain foreign jurisdictions.
Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Condensed Consolidated Statement of Operations and totaled approximately $7,000 for the quarter ended December 26, 2010. Accrued interest and penalties were approximately $0.2 million and $0.6 million as of December 26, 2010 and December 27, 2009, respectively.
In general, the Company's U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 1998 forward due to net operating losses and the Company's state income tax returns are subject to examination for fiscal years 2001 forward. The Company's Netherlands income tax returns are subject to examination for fiscal years 2005 forward.

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
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Net income (loss)	$8,929	$(1,379)	$11,641	$(6,861)
Weighted-average shares used in per share calculation – basic	90,878	89,059	90,592	88,951
Incremental shares using the treasury stock method:
Stock options	361	—	316	—
Unvested restricted awards	34	—	34	—
Weighted-average share used in per share calculation – diluted	91,273	89,059	90,942	88,951
Net income (loss) per share – basic	$0.10	$(0.02)	$0.13	$(0.08)
Net income (loss) per share – diluted	$0.10	$(0.02)	$0.13	$(0.08)

 The following table sets forth weighted stock options outstanding that are not included in the diluted net income (loss) per share calculation above because to do so would be antidilutive for the periods (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Weighted stock options outstanding:
In-the-money options	—	2,460	—	2,478
Out-of-the-money options	7,322	14,247	7,261	14,558
Total potential shares of common stock excluded from the computation of net income (loss) per share	7,322	16,707	7,261	17,036
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
As of December 26, 2010, restructuring liabilities were $1.7 million and consisted of obligations associated with the Company’s excess facilities under operating leases. Excess facilities were identified in the prior years from fiscal 2004 through 2009 and the Company has remaining obligations associated with these facilities. The Company did not have any restructuring charges in the second quarter of fiscal 2011.
During the second quarter of fiscal 2010, the Company restructured the organization, including restructuring from a business unit organization to a functional organization. In connection with the restructuring, the Company had a reduction in force (“RIF”) and terminated 8% of its workforce. Total termination benefits were $3.6 million. In addition, the Company eliminated certain redundant engineering projects in conjunction with the reorganization. The Company incurred $0.5 million related to the discontinued engineering projects.
Activity with respect to restructuring liabilities is as follows (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Excess Facilities	Contract Termination	Termination Benefits	Total
Balance at June 27, 2010	$3,140	$9	$221	$3,370
Period payments	(1,448)	(9)	(221)	(1,678)
Balance at December 26, 2010	$1,692	$—	$—	$1,692

8. Foreign Exchange Forward Contracts
The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The Company records all derivatives on the balance sheet as Other Assets, Net at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona, the Indian Rupee and the British Pound. These derivatives do not qualify as hedges. At December 26, 2010, these forward foreign currency contracts had a notional principal amount of $24.5 million and fair value was $0.1 million. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses from operations were a gain of $0.1 million and a loss of $0.1 million in the second quarter of fiscal 2011 and second quarter of fiscal 2010, respectively. Foreign currency transaction gains and losses from operations, including the impact of hedging, were a loss of $0.2 million in the first six months of fiscal 2011 and loss of $0.2 million in the first six months of fiscal 2010.

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
Information regarding geographic areas is as follows (in thousands):

	Three Months Ended				Six Months Ended
	December 26, 2010	December 27, 2009	$ Change	% Change	December 26, 2010	December 27, 2009	$ Change	% Change
Net Revenues:
North America	$28,007	$27,458	$549	2%	$57,478	$54,356	$3,122	6%
Percentage of net revenue	33%	35%			34%	37%
EMEA	40,026	37,842	2,184	6%	76,510	65,900	10,610	16%
Percentage of net revenue	47%	48%			45%	45%
APAC	17,098	14,097	3,001	21%	34,980	25,450	9,530	37%
Percentage of net revenue	20%	18%			21%	17%
Total net revenues	$85,131	$79,397	$5,734	7%	$168,968	$145,706	$23,262	16%
Three customers, Westcon, Ericson AB, and Tech Data accounted for greater than 10% of the Company’s revenue in the second quarter of fiscal 2011. Two customers, Tech Data and Westcon, accounted for greater than 10% of the Company’s revenue in the second quarter of fiscal 2010.
Westcon, Tech Data and Ericson AB accounted for greater than 10% of the Company’s revenue in the first six months of fiscal 2011. Westcon and Tech Data accounted for greater than 10% of the Company’s revenue in the first six months of fiscal

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

2010.
Substantially all of the Company’s assets were attributable to North America operations at December 26, 2010 and December 27, 2009.

10. Proposed Sale of Corporate Campus
On September 23, 2010, the Company and Trumark Companies LLC (“Trumark”) entered into an Option Agreement in which the Company granted Trumark an option (the “Option”) to purchase half of its corporate headquarters campus (approximately eight acres) in Santa Clara, California, at a price of $24.0 million. Provided that Trumark makes the required Option payments, Trumark will have twenty-four months to exercise the Option. If Trumark exercises the Option, the closing on the purchase of half of the corporate headquarters campus will occur thirty days after such exercise. Exercise of the Option is contingent upon the successful rezoning of the property for residential development and other requirements of the City of Santa Clara which are expected to be completed within 15 to 21 months. The Company continues to classify all of its corporate headquarters campus as an asset held for use until the purchase contingencies have been eliminated and it is probable that the sale will be concluded within 12 months.

11. Subsequent Events
During January 2011, the Company commenced a strategy to focus on growing revenue in specific market verticals and on improving operational effectiveness.  As part of the strategy, the Company reduced headcount by up to 35 or 5%, discontinued a product line by ceasing all sales, marketing, research and development activities, and terminated its relationship with the product line contract manufacturer.  The Company expects to take a charge between $5.0 million to $7.0 million in the third quarter of fiscal 2011, almost all of which will be cash severance, write-down of inventory and exit costs related to the contract manufacturer.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particularly, our expectations regarding market demands, customer requirements and the general economic environment, and future results of operations, and other statements that include words such as “may” “expect” or “believe” . These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Quarterly Report on Form 10-Q for the first quarter of fiscal 2011, our Annual Report on Form 10-K for the fiscal year ended June 27, 2010, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; the timing of any recovery in the global economy; risks related to pending or future litigation; and a dependency on third parties for certain components and for the manufacturing of our products.
Business Overview
We develop and sell network infrastructure equipment and offer related services to our enterprise, data center and telecommunications service provider customers. Substantially all of our revenue is derived from the sale of our networking equipment and related service contracts. In the second quarter of fiscal 2011, our revenues increased $5.7 million, gross profit increased $2.2 million, operating profit increased $11.1 million and net income increased $10.3 million as compared to the second quarter of fiscal 2010.
In the first six months of fiscal 2011, our revenues increased $23.3 million, gross profit increased $12.3 million, operating profit increased $18.8 million and net income increased $18.5 million as compared to the first six months of fiscal 2010.
We believe that considering the following key developments will assist investors in understanding our operating results for the three and six months ended December 26, 2010.
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
Realignment of Corporate Strategies
During January 2011, we commenced a strategy to focus on growing revenue in specific market verticals and on improving operational effectiveness.  As part of the strategy, we reduced headcount by up to 35 or 5% of our employees, discontinued a product line by ceasing all sales, marketing, research and development activities, and terminated our relationship with the product line contract manufacturer.  We expect to take a charge between $5.0 million to $7.0 million in the third quarter of fiscal 2011, almost all of which will be cash severance, write-down of inventory and exit costs related to the contract manufacturer.

Results of Operations
Our operations and financial performance have been affected by the market and competitive factors described above, and during the second quarter of fiscal 2011, we achieved the following results:

•	Net revenues of $85.1 million compared to net revenues of $79.4 million in the second quarter of fiscal 2010.

•	Total gross margin of 56% of net revenues compared to 58% in the second quarter of fiscal 2010.

•	Operating income of $9.1 million compared to operating loss of $2.0 million in the second quarter of fiscal 2010.

•	Net income of $8.9 million compared to net loss of $1.4 million in the second quarter of fiscal 2010.
During the six months ended December 26, 2010, we experienced the following results:

•	Net revenues of $169.0 million compared to net revenues of $145.7 million in the first six months of fiscal 2010.

•	Total gross margin of 56% of net revenues compared to 57% in the first six months of fiscal 2010.

•	Operating income of $11.6 million compared to an operating loss of $7.2 million in the first six months of fiscal 2010.

•	Net income of $11.6 million compared to a net loss of $6.9 million in the first six months of fiscal 2010.

•
Cash provided by operating activities of $7.0 million for the six months ending December 26, 2010 compared to cash provided by operating activities of $9.7 million for the six months ending December 27, 2009.

•
Cash and cash equivalents, short-term investments and marketable securities increased by $6.3 million in the six months ended December 26, 2010 to $141.7 million from $135.4 million as of June 27, 2010, primarily as a result of cash provided by operating activities.

Net Revenues
The following table presents net product and service revenues for the three and six month period ended December 26, 2010 and December 27, 2009, respectively (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 26, 2010	December 27, 2009	$ Change	% Change	December 26, 2010	December 27, 2009	$ Change	% Change
Net Revenue:
Product	$70,334	$64,469	$5,865	9%	$139,547	$115,228	$24,319	21%
Percentage of net revenue	83%	81%			83%	79%
Service	14,797	14,928	(131)	(1)%	29,421	30,478	(1,057)	(3)%
Percentage of net revenue	17%	19%			17%	21%
Total net revenue	$85,131	$79,397	$5,734	7%	$168,968	$145,706	$23,262	16%
Product revenue increased in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010 primarily due to increased enterprise sales in APAC coupled with higher sales of our Original Equipment Manufacturer ("OEM") products in North America and Europe. Product revenue increased the first six months of fiscal 2011 as compared to the first six months of fiscal 2010 primarily due to the correction of supply chain issues from the first quarter of fiscal 2010 coupled with increased sales of our OEM products in Europe and increased enterprise sales in APAC.
Service revenue decreased in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010 primarily due to lower professional services sales. Service revenue decreased in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010 primarily due to a slowdown in professional services and a decrease in maintenance contract renewals.
We operate in three regions: North America, which includes the United States, Canada and Central America; EMEA, which includes Europe, Middle East, Africa and South America; and APAC which includes Asia Pacific, South Asia and Japan.

The following table presents the total net revenue geographically for the three and six month periods ended December 26, 2010 and December 27, 2009 (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 26, 2010	December 27, 2009	$ Change	% Change	December 26, 2010	December 27, 2009	$ Change	% Change
Net Revenues:
North America	$28,007	$27,458	$549	2%	$57,478	$54,356	$3,122	6%
Percentage of net revenue	33%	35%			34%	37%
EMEA	40,026	37,842	2,184	6%	76,510	65,900	10,610	16%
Percentage of net revenue	47%	48%			45%	45%
APAC	17,098	14,097	3,001	21%	34,980	25,450	9,530	37%
Percentage of net revenue	20%	18%			21%	17%
Total net revenues	$85,131	$79,397	$5,734	7%	$168,968	$145,706	$23,262	16%
North America revenues increased compared to the three and six months ended December 27, 2009 primarily as a result of the correction of our supply chain issues from the first quarter of fiscal 2010 coupled with increased sales of our OEM products in the United States in the second quarter of fiscal 2011.
The increase in EMEA revenues compared to the first three and six months ended December 27, 2009 was primarily due to the correction of our supply chain issues from the first quarter of fiscal 2010 coupled with increased sales of our OEM products in Europe in the second quarter of fiscal 2011.
The increase in APAC revenues compared to the first three and six months ended December 27, 2009 was primarily due to increased sales in the enterprise space mainly in China and Korea with a combination of new accounts and repeat strategic customers.
The level of sales to any one customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. Westcon, Ericson AB, and Tech Data accounted for 13%, 12%, and 10%, respectively, of our revenue in the second quarter of fiscal 2011. Westcon and Tech Data accounted for 16% and 10%, respectively, of our revenue in the second quarter of fiscal 2010.
Westcon, Tech Data, and Ericson AB accounted for 13%, 11%, and 11%, respectively, of our revenue in the first six months of fiscal 2011. Westcon and Tech Data accounted for 13% and 12%, respectively, of our revenue in the first six months of fiscal 2010.

Cost of Revenues and Gross Profit
The following table presents the gross profit on product and service revenues and the gross profit percentage of product and service revenues for the second quarter of fiscal 2011 and second quarter of fiscal 2010 (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 26, 2010	December 27, 2009	$ Change	% Change	December 26, 2010	December 27, 2009	$ Change	% Change
Gross profit:
Product	$39,441	$37,270	$2,171	6%	$77,824	$64,311	$13,513	21%
Percentage of product revenue	56%	58%			56%	56%
Service	8,540	8,493	$47	1%	16,993	18,211	$(1,218)	(7)%
Percentage of service revenue	58%	57%			58%	60%
Total gross profit	$47,981	$45,763	$2,218	5%	$94,817	$82,522	$12,295	15%
% of Total Revenue	56%	58%			56%	57%
Cost of product revenue includes costs of raw materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans, and document control. We outsource substantially all of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, document control and distribution.

Accordingly, a significant portion of our cost of product revenue consists of payments to our primary contract manufacturers, Flextronics International, Ltd. located in Guadalajara, Mexico, Alpha Networks, located in Hsinchu, Taiwan and Donguan, China and Benchmark Electronic, Inc, located in Huntsville, Alabama, U.S.A. In addition, we source our wireless product line from Motorola and resell under the Extreme Networks, Inc. label.
Product gross profit in the second quarter of fiscal 2011 increased as compared to the second quarter of fiscal 2010 primarily due to an increase in sales driven by large OEM deals in EMEA. As a percentage of net revenues, product gross profit decreased in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010 primarily due to competitive pricing.
Product gross profit increased in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010. The increase in product gross profit was primarily driven by lower costs and an increase in strategic OEM deals in EMEA, resulting in a $12.4 million net increase on gross profit, as well as a reduction in excess and obsolescence expense of $1.1 million.
Our cost of service revenue consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross profit in the second quarter of fiscal 2011 was linear as compared to the second quarter of fiscal 2010 primarily due to a slowdown of professional services revenue offset by a decrease in return material authorization. As a percentage of net revenue, service margin increased in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010 primarily due to lower return material authorization. The normalized range for service margin is between 57% to 58%.
Service gross profit decreased in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010. As a percentage of net revenues, service margin decreased in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010. The decrease in both service gross profit and margin is primarily due to $1.0 million decrease in professional services and maintenance renewal revenue and $0.4 million higher return material authorization cost, offset by a decrease in labor expense related to projects.
Operating Expenses
The following table presents operating expenses and operating income (loss) (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 26, 2010	December 27, 2009	$ Change	% Change	December 26, 2010	December 27, 2009	$ Change	% Change
Sales and marketing	$25,087	$24,613	$474	2%	$49,993	$46,282	$3,711	8%
Research and development	12,028	12,444	(416)	(3)%	24,889	26,055	(1,166)	(4)%
General and administrative	5,963	6,521	(558)	(9)%	12,548	13,765	(1,217)	(9)%
Restructuring, net	—	4,145	(4,145)	(100)%	—	3,633	(3,633)	(100)%
Litigation settlement	(4,200)	—	(4,200)	(100)%	(4,200)	—	(4,200)	(100)%
Total operating expenses	$38,878	$47,723	$(8,845)	(19)%	$83,230	$89,735	$(6,505)	(7)%
Operating income (loss)	$9,103	$(1,960)	$11,063	(564)%	$11,587	$(7,212)	$18,799	(261)%
The following table highlights our operating expenses and operating income (loss) as a percentage of net revenues:

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Sales and marketing	29%	31%	30%	32%
Research and development	14%	16%	15%	18%
General and administrative	7%	8%	7%	9%
Restructuring, net	—%	5%	—%	2%
Litigation settlement	(5)%	—%	(2)%	—%
Total operating expenses	46%	60%	49%	62%
Operating income (loss)	11%	(2)%	7%	(5)%
Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses increased in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010 primarily due to $1.1 million higher commission from increased revenue offset by $0.7 million decrease in general expenses and share based compensation. See Share Based Compensation discussion below for explanation of the decrease in share based compensation expense.
Sales and marketing expenses increased in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010, primarily due to $1.7 million higher salary and benefits from increased headcount and $2.0 million higher commission from increased revenue.

Research and Development Expenses
Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products. Research and development expenses decreased in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010 primarily due to $0.7 million decrease in share based compensation, offset by a slight increase in engineering project expenses. See Share Based Compensation discussion below for explanation of the decrease in share based compensation expense.
Research and development expenses decreased in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010 primarily due to lower salary and benefits expense from lower headcount.
General and Administrative Expenses
General and administrative expenses decreased in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010 primarily due to $0.6 million decrease in litigation and legal fees and $0.4 million decrease in share based compensation, offset by a slight increase in salary and benefits due to higher headcount. See Share Based Compensation discussion below for explanation of the decrease in share based compensation expense.
General and administrative expenses decreased in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010 primarily due to a $1.1 million decrease in litigation and other outside service expenses.
Restructuring, Net

We did not have any restructuring charges in the second quarter of fiscal 2011.

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

Litigation Settlement
On October 20, 2010, we settled a lawsuit related to certain real property leases entered into in June 2000. Total settlement award was $5.0 million, of which $3.8 million was paid in the second quarter of fiscal 2011 and the remaining $1.2 million will be paid over the next ten months.
On December 31, 2010, we entered into a Memorandum of Understanding ("MOU”) with the lead plaintiff on behalf of all plaintiffs in the consolidated shareholder derivative actions entitled In re Extreme Networks, Inc., Shareholder Derivative Litigation. As part of the MOU and if the settlement is ultimately accepted by the Court, we have agreed to pay the plaintiff's counsel for their service in the action in the amount of $3.5 million, of which $2.7 million will be reimbursed to us by our directors and officer insurer. We recorded a $3.5 million payable and $2.7 million receivable on the balance sheet as of December 26, 2010. In addition, we recorded a net expense of $0.8 million in the Condensed Consolidated Statement of Operations for the three and six months-ended December 26, 2010 under Litigation Settlement.

Interest Income
Interest income was linear in the second quarter of fiscal 2011 and the second quarter of fiscal 2010 at $0.3 million as average investment balances and interest rates did not fluctuate significantly from the second quarter of fiscal 2010 to the second quarter of fiscal 2011.
Interest Expense
Interest expense was immaterial in the second fiscal quarter of 2011 and the second quarter of fiscal 2010.
Other Income / (Expense), Net
Other income (expense), net was immaterial in the second fiscal quarter of 2011 and the second quarter of fiscal 2010 and primarily consists of foreign exchange related gains and losses. Other income (expense), net remained linear in the first six months of fiscal 2011 and six months of fiscal 2010.

Provision (Benefit) for Income Taxes
We recorded an income tax provision of $0.6 million and an income tax benefit of $0.3 million for the second quarter of fiscal 2011 and the second quarter of fiscal 2010, respectively. The income tax provision for the three months ended December 26, 2010 consisted primarily of taxes on foreign income and U.S state income taxes. The income tax benefit for the three months ended December 27, 2009 consisted primarily of taxes on foreign income and U.S. state income taxes, offset by a benefit for refunds of prior period federal tax payments. The income tax provisions for both quarters were calculated based on the results of operations for the three month periods ended December 26, 2010 and December 27, 2009, and may not reflect the annual effective rate. Since we have net operating loss carry forwards to offset U.S. taxable income, we are not using an annual effective tax rate to apply to the taxable income for the quarter.
We have provided a full valuation allowance for our US net deferred tax assets after assessing both negative and positive evidence when measuring the need for a valuation allowance. For the current quarter, evidence such as the current worldwide recession and the challenge of forecasting financials in this economic environment was given more weight than recent cumulative profits. Accordingly, we believe that there is sufficient negative evidence to maintain a full valuation allowance against our U.S federal and state net deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our US deferred tax assets.

Share Based Compensation
Share-based compensation recognized in the condensed consolidated financial statements by line item caption is as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 26, 2010	December 27, 2009	$ Change	% Change	December 26, 2010	December 27, 2009	$ Change	% Change
Cost of product revenue	$41	$143	$(102)	(71)%	$233	$215	$18	8%
Cost of service revenue	6	146	(140)	(96)%	150	221	(71)	(32)%
Sales and marketing	388	683	(295)	(43)%	960	979	(19)	(2)%
Research and development	(119)	611	(730)	(119)%	492	986	(494)	(50)%
General and administrative	60	435	(375)	(86)%	650	757	(107)	(14)%
Total share-based compensation expense	376	2,018	(1,642)	(81)%	2,485	3,158	(673)	(21)%
Share-based compensation cost capitalized in inventory	(26)	12	(38)	(317)%	(19)	8	(27)	(338)%
Total share-based compensation cost	$350	$2,030	$(1,680)	(83)%	$2,466	$3,166	$(700)	(22)%
Share-based compensation decreased in the three and six months ended December 26, 2010 as compared to the three and six months ended December 27, 2009 primarily due to the reversal of a previously recognized expense for performance grants related to the Company's annual bonus plan and fewer awards and options that were outstanding and unvested as of the end of December 26, 2010 as compared to the end of December 27, 2009.

Critical Accounting Policies and Estimates
Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 27, 2010. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates, except as discussed below, during the three months ended December 26, 2010 compared to those discussed in our Annual Report on Form 10-K for the year ended June 27, 2010.
Below is our updated accounting policy on revenue recognition:
Revenue Recognition
In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which excludes from the scope of software revenue guidance the revenue arrangements which include tangible products that contain software components and non-software components that function together to deliver the tangible product’s essential functionality. At the same time, the FASB also issued another accounting standard which changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on its relative selling price. The new standards are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted the new standards on June 28, 2010. The adoption did not materially affect our results for the six months ended December 26, 2010 and is not anticipated to have a material effect on future periods.
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
Under the guidance of the new accounting standard, when our sales arrangements contain multiple elements, such as products, software licenses, maintenance agreements, and/or professional services, we determine the relative selling price for each element based on a selling price hierarchy. The application of the new accounting standard does not change the units of accounting for our multiple element arrangements. The selling price for a deliverable is based on our vendor-specific objective evidence (“VSOE”), which is determined by a substantial majority of our historical standalone sales transactions for a product or service falling within a reasonable range. If VSOE is not available due to a lack of standalone sales transactions or lack of pricing within a narrow range, then third party evidence (“TPE”), as determined by the standalone pricing of competitive vendor products in similar markets, is used. TPE typically is difficult to establish due to the proprietary differences of competitive products and difficulty in obtaining reliable standalone pricing information. When neither VSOE nor TPE is available, we must determine best estimate of standalone selling price (“ESP”) for a product or service by considering several factors including, but not limited to, the 12-month historical median sales price, sales channels, geography, gross margin objectives, competitive product pricing, and product lifecycle. In consideration of all relevant pricing factors, we apply management judgment to determine best estimate of selling price through consultation with and formal approval by our management for all products and services for which neither VSOE nor TPE is available. Generally the fair value of services is determined using VSOE and the fair value of other deliverables is determined by using ESP. We regularly review VSOE, TPE and ESP for all of our products and services and maintain internal controls over the establishment and updates of these estimates.
Pursuant to the software revenue recognition accounting standard, we continue to recognize revenue for software using the residual method for our sales of standalone software products, including software upgrades, and for the sale of software that is not essential to the functionality of the hardware with which it is sold. After allocation of the relative selling price to each element of the arrangement, we recognize revenue in accordance with our policies for product and service revenue recognition.
We derive the majority of our revenue from sales of our networking equipment, with the remaining revenue generated from service fees relating to maintenance service contracts, professional services, and training for our products. We generally recognize product revenue from our value-added resellers, non-stocking distributors and end-user customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. In instances where the criteria for revenue recognition are not met, revenue is deferred until all criteria have been met. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis over the contractual service period. Our total deferred product revenue was $1.7 million and $1.4 million as of December 26, 2010 and June 27, 2010, respectively. Our total deferred revenue for services, primarily from service contracts, was $39.2 million as of December 26, 2010 and $36.4 million as of June 27, 2010. Service contracts typically range from one to two years. Shipping costs are included in cost of product revenues.
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
We provide an allowance for sales returns based on its historical returns, analysis of credit memo data and its return policies. The allowance for sales returns was $0.7 million as of December 26, 2010 and $0.9 million as of June 27, 2010, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. If the historical data that we use to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenues. We estimate and adjust this allowance at each balance sheet date.

Liquidity and Capital Resources
The following summarizes information regarding our cash, investments, and working capital (in thousands):

	December 26, 2010	June 27, 2010
Cash and cash equivalent	$46,878	$51,944
Short-term investments	43,625	64,854
Marketable securities	51,182	18,561
Total cash and investments	$141,685	$135,359
Working capital	$62,763	$82,629
Cash and cash equivalents decreased by $5.1 million primarily due to cash used in investing activities, offset by cash provided by operating activities. Refer to further discussions below under Key Components of Cash Flows and Liquidity.
Short-term investments decreased by $21.2 million primarily due to sale of $25.3 million of Auction Rate Securities (“ARS”) in the first quarter of fiscal 2011 whereby most of the proceeds from the sale were reinvested in marketable securities. Refer to further discussions below under Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Marketable securities increased by $32.6 million primarily due to transfers of funds from short-term investments.

The decrease in working capital of $19.9 million was primarily due the reduction of short-term investments as funds were reinvested in marketable securities.
Key Components of Cash Flows and Liquidity
A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Six Months Ended
	December 26, 2010	December 27, 2009
Net cash provided by operating activities	$6,975	$9,697
Net cash used in investing activities	(12,314)	(6,388)
Net cash provided by financing activities	273	397
Net decrease in cash and cash equivalents	$(5,066)	$3,706
Cash provided by operating activities was $7.0 million which was favorably impacted by the cash collection of $3.8 million from a property litigation settlement. Net income was $11.6 million and included significant non-cash charges including depreciation of $3.1 million and $2.5 million in share-based compensation expense. Accounts receivable, net, increased to $46.8 million at December 26, 2010 from $42.1 million at June 27, 2010 due to lower back end rebate accrual from distributors and a reduction in reserves. Days sales outstanding in receivables was 50 days at December 26, 2010 and 45 days at June 27, 2010 due to a higher accounts receivable balance as a result of higher sales towards the end of the second fiscal quarter of 2011. Accounts payable decreased to $16.1 million at December 26, 2010 from $18.5 million at June 27, 2010 primarily due to timing of payments. Net inventory levels increased to $24.2 million at December 26, 2010 from $21.8 million at June 27, 2010 due to projected sales. Inventory management remains an area of focus as we balance the need to maintain safety stock inventory levels to ensure competitive lead times with the risk of inventory excess or obsolescence because of declining demand, rapidly changing technology and customer requirements. Deferred revenue, net, which consists of product and service revenue deferrals, increased to $40.1 million at December 26, 2010 from $37.2 million at June 27, 2010 due to a seasonal increase in the volume of annual service agreement renewals. Deferred revenue, net of cost of sales to distributors, decreased $1.2 million from $18.3 million at June 27, 2010 to $17.1 million at December 26, 2010. The decrease was primarily due to a reduction in inventory held by North American distributors.
Cash flow used in investing activities was $12.3 million. Capital expenditures were $2.4 million. We had a net purchase of investments of $70.1 million in the second fiscal quarter of 2011 as we transferred short-term investments into marketable securities to take advantage of higher interest yield.
Cash provided by financing activities was $0.3 million from the issuance of common stock.
As of December 26, 2010, we had letters of credit totaling $0.2 million secured by cash. These letters of credit are primarily issued in lieu of making cash deposits with third parties.
On September 23, 2010, we entered into an Option Agreement with Trumark Companies LLC (“Trumark”) in which we granted Trumark an option (the “Option”) to purchase half of our corporate headquarters campus (approximately eight acres) in Santa Clara, California, at a price of $24.0 million. Provided that Trumark makes the required Option payments, Trumark will have twenty-four months to exercise the Option. If Trumark exercises the Option, the closing on the purchase of half of the corporate headquarters campus will occur thirty days after such exercise. Exercise of the Option is contingent upon the successful rezoning of the property for residential development and other requirements of the City of Santa Clara which are expected to be completed within 15 to 21 months. We continue to classify all of our corporate headquarters campus as an asset held for use until the purchase contingencies have been eliminated and it is probable that the sale will be concluded within 12 months.
Contractual Obligations
The following summarizes our contractual obligations at December 26, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than Five Years
Contractual Obligations:
Non-cancelable inventory purchase commitments	$26,262	$26,262	$—	$—	$—
Non-cancelable operating lease obligations	7,601	4,349	1,903	690	659
Other non-cancelable purchase commitments	750	750	—	—	—
Total contractual cash obligations	$34,613	$31,361	$1,903	$690	$659
Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $26.3 million as of December 26, 2010, a decrease of $12.8 million from $39.1 million as of June 27, 2010. Our current inventory balance of $24.2 million is in-line with our average inventory balance and therefore we do not need a significant amount of inventory commitments for projected sales in the third quarter of fiscal 2011.
The amounts in the table above exclude $1.0 million of income tax liabilities as we are unable to reasonably estimate the timing of settlement.
We did not have material commitments for capital expenditures as of December 26, 2010. Other non-cancelable purchase commitments represent OEM and technology agreements.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 26, 2010.
Capital Resources and Financial Condition
As of December 26, 2010, in addition to $46.9 million in cash and cash equivalents, we had $43.6 million invested in short-term and $51.2 million invested in long-term marketable investments for a total cash and cash equivalents, short-term investments and marketable securities of $141.7 million.
In the first six months of fiscal 2011, we sold $25.3 million of interest bearing ARS that represented investments in pools of student loans. These ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The ARS were held by UBS at a loss with a corresponding offer from UBS entitling us to sell at par value the ARS originally purchased from UBS (approximately $40.8 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012. During fiscal 2010, UBS exercised its rights to call back the ARS at par for $9.8 million and issuers sold $5.7 million of ARS at par. On June 30, 2010, we sold the remaining ARS balance of $25.3 million at par under the Rights. On July 1, 2010, we received $25.3 million plus accrued interest in cash from UBS for the ARS settlement.
We believe that our current cash and cash equivalents, short-term investments, marketable securities and future operations will enable us to meet our working capital requirements for at least the next 12 months.

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
The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 26, 2010. This table does not include money market funds because those funds are generally not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
			(In thousands)
Included in short-term investments	$14,164	$29,461	—	$43,625	$43,625
Weighted average interest rate	1.34%	1.27%	—
Included in marketable securities	—	—	$51,182	$51,182	$51,182
Weighted average interest rate	—	—	1.20%

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
Foreign Exchange Forward Contracts
We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona, the Indian Rupee and the British Pound. These derivatives do not qualify as hedges. At December 26, 2010, these forward foreign currency contracts had a notional principal amount of $24.5 million and fair value was $0.1 million. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses from operations were a gain of $0.1 million in the second quarter of fiscal 2011 and a loss of $0.1 million in the second quarter of fiscal 2010. Foreign currency transaction gains and losses from operations, including the impact of hedging, were a loss of $0.2 million in the first six months of fiscal 2011 and loss of $0.2 million in the first six months of fiscal 2010.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 26, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
February 2, 2011