Form 10-Q
period 2011-03-27
EXTREME NETWORKS INC
filed 2011-05-02
CIK 1078271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 ___________________________
Form 10-Q
 ___________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at April 22, 2011 was 92,081,315.

EXTREME NETWORKS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 27, 2011

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 27, 2011	June 27, 2010
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$50,379	$51,944
Short-term investments	44,865	64,854
Accounts receivable, net of allowances of $1,455 at March 27, 2011 and $1,780 at June 27, 2010, respectively	34,948	42,057
Inventories, net	18,821	21,842
Deferred income taxes	345	392
Prepaid expenses and other current assets, net	8,689	3,932
Total current assets	158,047	185,021
Property and equipment, net of accumulated depreciation of $73,681 at March 27, 2011 and $89,544 at June 27, 2010, respectively	42,364	43,572
Marketable securities	51,484	18,561
Other assets, net	15,860	15,731
Total assets	$267,755	$262,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,945	$18,543
Accrued compensation and benefits	14,984	16,305
Restructuring liabilities	1,319	3,097
Accrued warranty	2,508	3,169
Deferred revenue, net	31,803	29,552
Deferred revenue, net of cost of sales to distributors	15,506	18,345
Other accrued liabilities	19,089	13,381
Total current liabilities	99,154	102,392
Restructuring liabilities, less current portion	—	273
Deferred revenue, less current portion	6,791	7,633
Deferred income taxes	112	731
Other long-term liabilities	529	2,661
Commitments and contingencies (Note 3)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 131,442,871 issued at March 27, 2011 and 129,827,715 at June 27, 2010	131	130
Treasury stock, 39,625,305 shares at March 27, 2011 and June 27, 2010	(149,666)	(149,666)
Additional paid-in-capital	961,698	956,792
Accumulated other comprehensive income	3,367	1,100
Accumulated deficit	(654,361)	(659,161)
Total stockholders’ equity	161,169	149,195
Total liabilities and stockholders’ equity	$267,755	$262,885
 ___________________________

(1)
The information in this column is derived from the Company’s consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2010, as modified as described in Note 1.

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Net revenues:
Product	$61,065	$63,197	$200,611	$178,425
Service	14,634	15,000	44,056	45,478
Total net revenues	75,699	78,197	244,667	223,903
Cost of revenues:
Product	33,062	26,689	94,786	77,606
Service	6,074	6,154	18,501	18,421
Total cost of revenues	39,136	32,843	113,287	96,027
Gross profit:
Product	28,003	36,508	105,825	100,819
Service	8,560	8,846	25,555	27,057
Total gross profit	36,563	45,354	131,380	127,876
Operating expenses:
Sales and marketing	24,830	24,534	74,823	70,815
Research and development	11,237	11,290	36,126	37,345
General and administrative	6,066	6,128	18,614	19,893
Restructuring charge, net of reversal	1,043	371	1,043	4,004
Litigation settlement	(49)	—	(4,249)	—
Total operating expenses	43,127	42,323	126,357	132,057
Operating (loss) income	(6,564)	3,031	5,023	(4,181)
Interest income	298	408	959	1,118
Interest expense	(36)	(29)	(95)	(98)
Other (expense) income	(161)	51	(320)	(66)
(Loss) income before income taxes	(6,463)	3,461	5,567	(3,227)
Provision (benefit) for income taxes	378	(215)	767	(42)
Net (loss) income	$(6,841)	$3,676	$4,800	$(3,185)
Basic and diluted net (loss) income per share:
Net (loss) income per share - basic	$(0.07)	$0.04	$0.05	$(0.04)
Net (loss) income per share - diluted	$(0.07)	$0.04	$0.05	$(0.04)
Shares used in per share calculation - basic	91,578	89,577	91,103	89,277
Shares used in per share calculation - diluted	91,578	90,533	92,526	89,277

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	March 27, 2011	March 28, 2010
Cash flows from operating activities:
Net income (loss)	$4,800	$(3,185)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Decrease in accrued investment income	(2,280)	(612)
Depreciation and amortization	4,972	4,304
Change in value / loss on value of UBS option to put securities	2,429	516
Auction rate securities mark to market, trading gain	(2,429)	(516)
Provision for doubtful accounts	30	—
Excess and obsolete inventory	3,354	1,373
Deferred income taxes	(572)	48
Loss on retirement of assets	421	78
Stock-based compensation	3,780	4,571
Restructuring charge, net of reversal	—	152
Changes in operating assets and liabilities, net
Accounts receivable	7,079	1,017
Inventories	(340)	(12,626)
Prepaid expenses and other assets	(4,888)	(303)
Accounts payable	(4,598)	6,082
Accrued compensation and benefits	(1,320)	(554)
Restructuring liabilities	(2,053)	(2,825)
Accrued warranty	(662)	157
Deferred revenue, net	1,409	136
Deferred revenue, net of cost of sales to distributors	(2,839)	4,644
Other accrued liabilities	7,277	21
Other long-term liabilities	(2,131)	(158)
Net cash provided by operating activities	11,439	2,320
Cash flows used in investing activities:
Capital expenditures	(4,185)	(3,610)
Purchases of investments	(90,223)	(41,103)
Proceeds from maturities of investments and marketable securities	22,100	22,551
Proceeds from sales of investments and marketable securities	57,490	12,762
Net cash used in investing activities	(14,818)	(9,400)
Cash flows provided by financing activities:
Proceeds from issuance of common stock	1,135	1,123
Net cash provided by financing activities	1,135	1,123

Foreign currency effect on cash	679	(51)

Net decrease in cash and cash equivalents	(1,565)	(6,008)
Cash and cash equivalents at beginning of period	51,944	49,233
Cash and cash equivalents at end of period	$50,379	$43,225

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
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at March 27, 2011. The results of operations for the third quarter of fiscal 2011 are not necessarily indicative of the results that may be expected for fiscal 2011 or any future periods.
Reclassification

The Company has revised its previously reported Balance Sheets as of June 27, 2010, and June 28, 2009, to reclassify certain cash balances totaling $2.9 million and $3.0 million, respectively, which had previously been reported as a reduction of “Accrued Compensation and Benefits”.  Such amounts have been reclassified to “Cash and Cash Equivalents”.  As a result, as of June 27, 2010 and June 28, 2009, cash and cash equivalents have been revised to $51.9 million and $49.2 million (previously reported as $49.0 million and $46.2 million), respectively and accrued compensation and benefits have been revised to $16.3 million and $15.3 million (previously reported as $13.4 million and $12.3 million), respectively.  In addition, the Company has revised its previously reported Statement of Cash Flows for the nine-month period ended March 28, 2010, to reclassify: (1) accrued interest income and amortization related to its investments totaling $0.6 million resulting in a decrease in cash flows provided by operating activities and a decrease in cash flows used in investing activities and (2) foreign exchange related to currency transaction adjustment for cash and investments held in its subsidiaries' books totaling $0.1 million resulting in an increase in cash flows provided by operating activities of $0.1 million. The Company has made other conforming changes in the prior year Statement of Cash Flows.

As a result of the three items noted above, for the nine-month period ended March 28, 2010, fiscal year ended June 28, 2009 and fiscal year ended June 27, 2010, cash flows provided by operating activities have been revised to $2.3 million, $6.7 million and $8.6 million (previously reported as $3.1 million, $4.7 million and $9.3 million), respectively, cash flows provided by or used in investing activities have been revised to $9.4 million used in investing activities, $67.9 million provided by investing activities and $6.4 million used in investing activities (previously reported as $10.0 million used in investing activities, $70.4 million provided by investing activities and $7.6 million used in investing activities), respectively, and foreign currency effect on cash resulting in cash decreases of $0.1 million, $0.1 million, and $0.5 million, respectively.

The revisions had no effect on previously reported Statements of Operations or Stockholders' Equity and were not material to the Company's financial statements taken as a whole. These revisions have been reflected in this Form 10-Q to the extent applicable and will be reflected for all quarterly and annual periods presented in the Company's future filings.

Cash, Cash Equivalents, and Investments
The following is a summary of cash and cash equivalents, short-term investments and marketable securities (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	March 27, 2011	June 27, 2010
Cash and cash equivalents	$50,379	$51,944
Short-term investments	44,865	64,854
Marketable securities	51,484	18,561
Total cash and investments	$146,728	$135,359
Summary of Available-for-Sale Securities and Trading Securities
The following is a summary of available-for-sale and trading securities (in thousands):

	March 27, 2011	June 27, 2010
Cash equivalents	$36,273	$42,544
Short-term investments	44,865	64,854
Marketable securities	51,484	18,561
Total available-for-sale and trading securities	$132,622	$125,959

Available-for-Sale Securities
The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
March 27, 2011
Money market funds	$36,273	$36,273	$—	$—
U.S. corporate debt securities	79,946	80,116	234	(64)
U.S. government agency securities	16,236	16,233	30	(33)
	$132,455	$132,622	$264	$(97)
Classified as:
Cash equivalents	$36,273	$36,273	$—	$—
Short-term investments	44,735	44,865	131	(1)
Marketable securities	51,447	51,484	133	(96)
	$132,455	$132,622	$264	$(97)
	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
June 27, 2010
Money market funds	$42,544	$42,544	$—	$—
U.S. corporate debt securities	53,525	53,570	159	(114)
U.S. government agency securities	4,413	4,514	101	—
	$100,482	$100,628	$260	$(114)
Classified as:
Cash equivalents	$42,544	$42,544	$—	$—
Short-term investments	39,381	39,523	202	(60)
Marketable securities	18,557	18,561	58	(54)
	$100,482	$100,628	$260	$(114)
The amortized cost and estimated fair value of available-for-sale investments in debt securities at March 27, 2011, by contractual maturity, were as follows (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Amortized Cost	Fair Value
Due in 1 year or less	$44,735	$44,865
Due in 1-2 years	35,267	35,309
Due in 2-5 years	16,180	16,175
Due in more than 5 years	—	—
Total investments in available for sale debt securities	$96,182	$96,349

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Investments with maturities of greater than three months, but less than one year at the balance sheet date are classified as Short Term Investments. Investments with maturities of greater than one year at balance sheet date are classified as Marketable Securities. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, the Company diversifies its investments by limiting its holdings with any individual issuer.
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

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 27, 2011:
U.S. corporate debt securities	$29,113	$(64)	$—	$—	$29,113	$(64)
U.S. government agency securities	7,782	(33)	—	—	7,782	(33)
	$36,895	$(97)	$—	$—	$36,895	$(97)
The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income into earnings using the specific identification method. During the three months ended March 27, 2011, realized gains or losses recognized on the sale of investments were not significant. As of March 27, 2011, there were twenty-one out of fifty-four investment securities that had unrealized losses. Unrealized losses were $0.1 million offset by unrealized gains of $0.3 million on a total portfolio value of $99.8 million. The unrealized gains / (losses) on the Company’s investments were caused by interest rate fluctuations. Substantially all of the Company’s available-for-sale investments are investment grade government and corporate debt securities that have maturities of less than 3 years. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

its amortized costs. The Company does not have other-than-temporary impairment on its investment securities.
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

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis:

March 27, 2011:	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets
Investments:
Federal agency notes	$—	$16,233	$—	$16,233
Money market funds	36,273	—	—	36,273
Corporate notes/bonds	—	80,116	—	80,116
Derivative instruments:
Foreign currency forward contracts	—	135	—	135
Total	$36,273	$96,484	$—	$132,757

June 27, 2010:	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets
Investments:
Federal agency notes	$—	$4,514	$—	$4,514
Money market funds	42,544	—	—	42,544
Corporate notes/bonds	—	53,570	—	53,570
Auction rate securities	—	—	22,902	22,902
Put Option	—	—	2,429	2,429
Derivative instruments:
Foreign currency forward contracts	—	109	—	109
Total	$42,544	$58,193	$25,331	$126,068
Level 2 investment valuations are based on inputs such as quoted market prices, dealer quotations or valuations provided by alternative pricing sources supported by observable inputs. These generally include U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations.
The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets for the nine months ended March 27, 2011 (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Auction Rate Securities
Balance as of June 27, 2010	$22,902
Sale of ARS to UBS	(22,902)
Balance as of March 27, 2011	$—

Put Option
Balance as of June 27, 2010	$2,429
Exercise of Put Option	(2,429)
Balance as of March 27, 2011	$—
Level 3 assets consisted of Auction Rate Securities ("ARS") whose underlying assets were student loans which were substantially backed by the federal government. The ARS were held by UBS at a loss with a corresponding offer from UBS entitling the Company to sell at par value the ARS originally purchased from UBS (approximately $40.8 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012. The enforceability of the Right resulted in the creation of an asset akin to a Put Option (the Company had the right to “put” the ARS back to UBS at some specified date for a payment equal to the par value of the ARS). During fiscal 2010, UBS exercised its rights to call back the ARS at par for $9.8 million and issuers sold $5.7 million of ARS at par. On June 30, 2010, the Company sold the remaining ARS balance of $25.3 million at par under the Rights. On July 1, 2010, the Company received $25.3 million plus accrued interest in cash from UBS for the ARS settlement. Upon the sale of the ARS, the Company recognized a gain of $2.4 million with an equivalent loss on the exercise of the Put Option.
Revenue Recognition
In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which excludes from the scope of software revenue guidance the revenue arrangements which include tangible products that contain software components and non-software components that function together to deliver the tangible product’s essential functionality. At the same time, the FASB also issued another accounting standard which changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on its relative selling price. The new standards are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted the new standards on June 28, 2010. The adoption did not materially affect the Company’s results for the nine months ended March 27, 2011 and is not anticipated to have a material effect on future periods.
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
The Company derives the majority of its revenue from sales of its networking equipment, with the remaining revenue generated from service fees relating to maintenance service contracts, professional services, and training for its products. The Company generally recognizes product revenue from its value-added resellers, non-stocking distributors and end-user customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable, and collection of the sales proceeds is reasonably assured. In instances where the criteria for revenue recognition are not met, revenue is deferred until all criteria have been met. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis over the contractual service period. Service contracts typically range from one to two years. The Company’s total deferred product revenue was $3.6 million and $1.4 million as of March 27, 2011 and June 27, 2010, respectively. The Company’s total deferred revenue for services, primarily from service contracts, was $37.3 million as of March 27, 2011 and $36.4 million as of June 27, 2010. Shipping costs are included in cost of product revenues. Sales taxes collected from customers that are not tax exempt are excluded from revenues.
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
The Company provides an allowance for sales returns based on its historical returns, analysis of credit memo data and its return policies. The allowance for sales returns was $0.6 million as of March 27, 2011 and $0.9 million as of June 27, 2010, respectively, for estimated future returns that were recorded as a reduction of its accounts receivable. If the historical data that the Company uses to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenues. The Company estimates and adjusts this allowance at each balance sheet date.
Inventory, Net
Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company reduces the carrying value of inventory based on excess and obsolete inventories determined primarily by future demand forecasts. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Any written down or obsolete inventory subsequently sold has not had a material impact on gross profit for any of the periods disclosed.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Inventories at March 27, 2011 and June 27, 2010, respectively, consist of (in thousands):

	March 27, 2011	June 27, 2010
Raw materials	$—	$1,346
Finished goods	18,821	20,496
Total	$18,821	$21,842
In the three and nine months ended March 27, 2011, the Company wrote-down $3.1 million of inventory related to the end of sale of one of its metro carrier product lines as part of a shift in strategy.
Deferred Revenue, Net
Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenues where the revenue recognition criteria have not been met related to sales by the Company to its resellers or directly to its end-customers. Product revenue includes shipments to end-users and value-add resellers. The following table summarizes deferred revenue, net at March 27, 2011 and June 27, 2010, respectively (in thousands):

	March 27, 2011	June 27, 2010
Deferred services	$37,250	$36,360
Deferred product
Deferred revenue	3,601	1,415
Deferred cost of sales	(2,257)	(590)
Deferred product revenue, net	1,344	825
Balance at end of period	38,594	37,185
Less: current portion	31,803	29,552
Non-current deferred revenue, net	$6,791	$7,633

The Company offers renewable support arrangements, including extended warranty contracts, to its customers that range generally from one to five years. Deferred support revenue is included within deferred revenue, net within the deferred services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Balance beginning of period	$38,872	$37,578	$36,193	$36,196
New support arrangements	12,231	13,637	43,961	43,689
Recognition of support revenue	(14,137)	(14,534)	(43,188)	(43,204)
Balance end of period	36,966	36,681	36,966	36,681
Less current portion	30,175	29,759	30,175	29,759
Non-current deferred revenue	$6,791	$6,922	$6,791	$6,922
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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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
The following table summarizes deferred revenue, net of cost of sales to distributors at March 27, 2011 and June 27, 2010, respectively (in thousands):

	March 27, 2011	June 27, 2010
Deferred revenue	$20,156	$24,252
Deferred cost of sales	(4,650)	(5,907)
Total deferred revenue, net of cost of sales to distributors	$15,506	$18,345
Guarantees and Product Warranties
The Company has standard product warranty liability. Upon issuance of the warranty, the Company discloses and recognizes a liability for the value of the obligation under the warranty. The following table summarizes the activity related to the Company’s product warranty liability during the three and nine months ended March 27, 2011 and March 28, 2010, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Balance beginning of period	$2,811	$3,229	$3,169	$3,170
New warranties issued	1,369	1,778	4,313	4,816
Warranty expenditures	(1,672)	(1,681)	(4,974)	(5,223)
Change in estimates	—	—	—	563
Balance end of period	$2,508	$3,326	$2,508	$3,326
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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

2. Share-Based Compensation
Share Based Compensation
Share-based compensation recognized in the condensed consolidated financial statements by line item caption is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Cost of product revenue	$85	$128	$318	$343
Cost of service revenue	75	140	225	361
Sales and marketing	446	413	1,406	1,392
Research and development	248	338	740	1,324
General and administrative	442	393	1,091	1,151
Total share-based compensation expense	1,296	1,412	3,780	4,571
Share-based compensation cost (released) / capitalized in inventory	11	(4)	(8)	4
Total share-based compensation cost	$1,307	$1,408	$3,772	$4,575
The weighted-average grant-date per share fair value of options granted in the third quarter of fiscal 2011 and 2010 were $1.85 and $1.21, respectively. The weighted-average estimated per share fair value of shares purchased under the Company’s 1999 Employee Stock Purchase Plan (“ESPP”) in the third quarter of fiscal 2011 and 2010 were $1.08 and $0.69, respectively.
The weighted-average grant-date per share fair value of options granted in the first nine months of fiscal 2011 and 2010 were $1.57 and $0.91, respectively. The weighted-average estimated per share fair value of shares purchased under the Company’s 1999 Employee Stock Purchase Plan (“ESPP”) in the first nine months of fiscal 2011 and 2010 were $0.98 and $0.67, respectively.
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

	Stock Option Plan		Employee Stock Purchase Plan		Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Expected life	4 yrs	3 yrs	0.24 yrs	0.25 yrs	4 yrs	3 yrs	0.24 yrs	0.25 yrs
Risk-free interest rate	1.81%	1.40%	0.22%	0.20%	1.48%	1.40%	0.19%	0.20%
Volatility	65%	67%	51%	62%	61%	59%	55%	75%
Dividend yield	—%	—%	—%	—%	—%	—%	—%	—%
The Black-Scholes-Merton option valuation model requires the input of highly subjective assumptions, including the expected life of the share-based award and stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the Company’s share-based compensation cost could have been materially different from that recorded. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense on a straight-line method for those shares expected to vest.
The Company issued 1,402,575 and 561,761 shares of common stock upon the exercise of stock options, ESPP stock purchase and release of restricted stock, net of repurchase in fiscal 2010 and the third quarter of fiscal 2011, respectively.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

3. Commitments, Contingencies and Leases
Purchase Commitments
The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. The arrangements allow them to procure long lead-time component inventory on the Company’s behalf based upon a rolling production forecast provided by it. The Company is obligated to the purchase of long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of March 27, 2011, the Company had non-cancelable commitments to purchase approximately $27.4 million of such inventory.
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
The parties thereafter engaged in discovery and agreed to mediate the action. Following mediation discussions, agreement was reached on terms of a settlement on December 22, 2010, as set forth in a Memorandum of Understanding (“MOU”) signed on December 31, 2010 with the lead plaintiff on behalf of all plaintiffs setting forth the terms of settlement. The settlement was submitted to the Court on April 8th, 2011, and at a hearing on April 22, 2011, the Court granted preliminary approval to the settlement and set a further hearing to consider final approval on July 1, 2011.. The settlement will become effective upon final Court approval. In connection with the settlement, and upon approval by the Court, the Company has agreed to pay the plaintiff's counsel the amount of $3.5 million, of which $2.7 million will be reimbursed to the Company by a directors and officers insurer.  The Company recorded a $3.5 million payable and $2.7 million receivable on the balance sheet as of March 27, 2011.  In addition, the Company recorded a net expense of $0.8 million in the Condensed Consolidated Statement of Operations for the nine months-ended March 27, 2011 under Litigation Settlement.  There can be no guarantee that the settlement will be accepted and approved, and if not the Company intends to defend the lawsuit vigorously. However, due to the inherent uncertainties of litigation, it cannot predict the ultimate outcome of the matter at this time.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Intellectual Property Litigation
On April 20, 2007, the Company filed suit against Enterasys Networks in the United States District Court for the Western District of Wisconsin, Civil Action No. 07-C-0229-C. The complaint alleged willful infringement of U.S. Patents Nos. 6,104,700, 6,678,248, and 6,859,438, and sought injunctive relief against Enterasys' continuing sale of infringing goods and monetary damages. Enterasys responded to the complaint on May 30, 2007, and also filed counterclaims alleging infringement of three U.S. patents owned by Enterasys. On April 9, 2008, the Court dismissed Enterasys' counterclaims on one of its patents with prejudice. On May 5, 2008, the Court granted the Company's motion for summary judgment, finding that it does not infringe Enterasys' two remaining patents and dismissing all of Enterasys' remaining counterclaims with prejudice. On May 30, 2008, a jury found that Enterasys infringed all three of the Company's patents and awarded it damages in the amount of $0.2 million. The Court also ruled in the Company's favor on Enterasys' challenge to the validity of the Company's patents. On October 29, 2008, the Court denied Enterasys' post-trial motion for judgment as a matter of law, and granted Extreme Network's motion for a permanent injunction against Enterasys. The injunction order permanently enjoins Enterasys from manufacturing, using, offering to sell, selling in the U.S. and importing into the U.S. the Enterasys products accused of infringing Extreme Network's three patents. On March 16, 2009, the Court also denied Enterasys' motion for a new trial, but granted Enterasys' motion for a stay of the injunction pending appeal. On April 17, 2009, Enterasys filed its notice of appeal and on May 1, 2009, the Company filed its cross appeal. On September 30, 2010, the U.S. Court of Appeals for the Federal Circuit upheld the jury verdict of infringement by Enterasys of 3 of the Company's patents and the Districts Court's summary judgment verdict of non-infringement by the Company of Enterasys' '727 patent. The U.S. Court of Appeals for the Federal Circuit reversed the finding of non-infringement by the Company of Enterasys '181 patent, holding that the District Court Judge applied an incorrect claim construction and reversed the District Court's denial of the Company's request for attorneys' fees as premature. A new trial date of August 30, 2011 has been set by the Trial Court. The Federal Circuit denied Extreme Networks' motion to dismiss Enterasys' appeal as untimely. Both Extreme Networks and Enterasys filed petitions for rehearing, which were denied by the Court. The Company filed a Petition for Writ of Certiorari on the issue of whether Enterasys' appeal was untimely Company intends to vigorously defend this lawsuit, but due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of the matter at this time.
On June 21, 2005, Enterasys filed suit against Extreme and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Massachusetts, Civil Action No. 05-11298 DPW. The complaint alleges willful infringement of U.S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560,236, and seeks: a) a judgment that the Company willfully infringes each of the patents; (b) a permanent injunction from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) damages and a “reasonable royalty” to be determined at trial; (d) treble damages; (e) attorneys' fees, costs and interest; and (f) equitable relief at the Court's discretion. Foundry brought a claim for reexamination of five of the patents at issue to the U.S. Patent and Trademark Office. Enterasys has withdrawn allegations of infringement two of the patents, U.S. Patent Nos. 6,539,022 and 6,560,236. The stay of the Massachusetts action was lifted on May 21, 2010, and the Court completed claim construction hearings in December 2010. Fact discovery is scheduled for completion July 1, 2011. No trial date has been set. The Company intends to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, it cannot predict the ultimate outcome of the matter at this time.
Other Legal Matters
Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The operative amended complaint names us as defendants; six of the Company's present and former officers and/or directors, including its former CEO; and several investment banking firms that served as underwriters of its initial public offering and October 1999 secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. The parties to the lawsuits have reached a settlement, which was approved by the Court on October 6, 2009. Extreme Networks is not required to make any cash payments in the settlement. The Court subsequently entered a final judgment of dismissal. Certain objectors have appealed the judgment. If the appeal is successful, the Company intends to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, it cannot predict the ultimate outcome of the matter at this time.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

On October 20, 2010, the Company settled a lawsuit related to certain real property leases it entered into in June 2000.  Total settlement award was $5.0 million, of which $3.8 million was paid in the second quarter of fiscal 2011, and $0.3 million was paid in the third quarter of fiscal 2011. The remaining amount will be paid over the next seven months.
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

4. Comprehensive (Loss) Income and Accumulated Other Comprehensive Income
Comprehensive (Loss) Income
Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Net (loss) income	$(6,841)	$3,676	$4,800	$(3,185)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments:	15	(167)	20	(56)
Foreign currency translation adjustments
Beginning balance	2,305	1,602	954	912
Ending balance	3,201	1,322	3,201	1,322
Foreign currency translation adjustments change	896	(280)	2,247	410
Total comprehensive (loss) income	$(5,930)	$3,229	$7,067	$(2,831)
Accumulated Other Comprehensive Income
The following are the components of accumulated other comprehensive income, net of tax (in thousands):

	March 27, 2011	June 27, 2010
Accumulated unrealized gain on investments	$166	$146
Accumulated foreign currency translation adjustments	3,201	954
Accumulated other comprehensive income	$3,367	$1,100

5. Income Taxes

The Company recorded an income tax provision of $0.4 million and an income tax benefit of $0.2 million for the three months ended March 27, 2011 and March 28, 2010, respectively. The Company recorded an income tax provision of $0.8 million and an income tax benefit of $42,000 for the nine months ended March 27, 2011 and March 28, 2010, respectively. The income tax provision for the three months ended March 27, 2011 consisted primarily of taxes on foreign income and U.S. state income taxes and the income tax benefit for the three months ended March 28, 2010 consisted primarily of taxes on foreign income, state income tax and the U.S. Federal alternative minimum tax, offset by a reduction of a foreign tax reserve. The income tax provision for the nine months ended March 27, 2011 consisted primarily of taxes on foreign income and U.S. state income taxes and the income tax benefit for the nine months ended March 28, 2010 consisted primarily of taxes on foreign income, state income tax and the U.S. Federal alternative minimum tax, offset by a reduction of a foreign tax reserve. The

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

income tax provisions for both fiscal years were calculated based on the results of operations for the three and nine months ended March 27, 2011 and March 28, 2010, and may not reflect the annual effective rate. Since the Company has net operating loss carry forwards to offset U.S. taxable income, the Company is not using an annual effective tax rate to apply to the taxable income for the quarter or year to date.
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
The Company has a full valuation allowance against its U.S. net deferred tax assets. The valuation allowance was calculated by assessing both negative and positive evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three year period was given more weight than our expectations of future profitability, which are inherently uncertain. Our U.S. losses during those periods represented sufficient negative evidence to require a full valuation allowance against out U.S. federal and state net deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of the Company's U.S. deferred tax assets.
The Company had unrecognized tax benefits of approximately $24.3 million as of March 27, 2011. The future impact of the unrecognized tax benefit of $24.3 million, if recognized, is as follows: approximately $1.1 million would affect the effective tax rate, and approximately $23.2 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. It is reasonably possible that the amount of unrealized tax benefits could decrease by approximately $0.3 million during the next twelve months due to the expiration of the statute of limitations in certain foreign jurisdictions.
Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Condensed Consolidated Statement of Operations and totaled approximately $7,000 for the quarter ended March 27, 2011. Accrued interest and penalties were approximately $0.2 million and $0.4 million as of March 27, 2011 and March 28, 2010, respectively.
In general, the Company's U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 1998 forward due to net operating losses and the Company's state income tax returns are subject to examination for fiscal years 2001 forward. The Company's Netherlands income tax returns are subject to examination for fiscal years 2005 forward.

6. Net (Loss) Income Per Share
Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period and excludes any dilutive effects of options and stock awards. Diluted net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares used in the basic earnings per share calculation plus the dilutive effect of options, stock awards, and Employee Stock Purchase Plan.
The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except per share data):

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Net (loss) income	$(6,841)	$3,676	$4,800	$(3,185)
Weighted-average shares used in per share calculation – basic	91,578	89,577	91,103	89,277
Incremental shares using the treasury stock method:
Stock options	—	237	435	—
Unvested restricted awards	—	640	864	—
Employee Stock Purchase Plan	—	79	124	—
Weighted-average share used in per share calculation – diluted	91,578	90,533	92,526	89,277
Net (loss) income per share – basic	$(0.07)	$0.04	$0.05	$(0.04)
Net (loss) income per share – diluted	$(0.07)	$0.04	$0.05	$(0.04)

 The following table sets forth weighted stock options outstanding that are not included in the diluted net income (loss) per share calculation above because to do so would be antidilutive for the periods (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Weighted stock options outstanding:
In-the-money options	2,966	—	—	2,324
Out-of-the-money options	7,255	11,715	7,412	13,574
Total potential shares of common stock excluded from the computation of net income (loss) per share	10,221	11,715	7,412	15,898
Weighted stock options outstanding with an exercise price lower than the Company’s average stock price for the periods presented (“in-the-money options”) are excluded from the calculation of diluted net loss per share in the nine months ended March 28, 2010 and the three months ended March 27, 2011 since the effect of including them would have been anti-dilutive due to the net loss position of the Company during the period presented.
Weighted stock options outstanding with an exercise price higher than the Company’s average stock price for the periods presented (“out-of-the-money options”) are excluded from the calculation of diluted net (loss) income per share since the effect would have been anti-dilutive under the treasury stock method.

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
As of March 27, 2011, restructuring liabilities were $1.3 million and consisted of obligations associated with the Company’s excess facilities under operating leases and termination benefits. Excess facilities were identified in the prior years from fiscal 2004 through 2009 and the Company has remaining obligations associated with these facilities.
During the third quarter of fiscal 2011, the Company commenced a strategy to focus on growing revenue in specific market verticals and on improving operational effectiveness.  As part of the strategy, the Company reduced headcount by 25 and incurred approximately $1.0 million in termination benefits.
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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

fiscal 2010.
Activity with respect to restructuring liabilities is as follows (in thousands):

	Excess Facilities	Contract Termination	Termination Benefits	Total
Balance at June 27, 2010	$3,140	$9	$221	$3,370
Period Charges	—	—	1,043	1,043
Period payments	(2,128)	(9)	(957)	(3,094)
Balance at March 27, 2011	$1,012	$—	$307	$1,319

8. Foreign Exchange Forward Contracts
The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The Company records all derivatives on the balance sheet as Other Assets, Net at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona, the Indian Rupee and the British Pound. These derivatives do not qualify as hedges. At March 27, 2011, these forward foreign currency contracts had a notional principal amount of $21.4 million and unrealized gains on foreign exchange contracts was $0.1 million. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses from operations were a loss of $0.2 million and immaterial in the third quarter of fiscal 2011 and third quarter of fiscal 2010, respectively. Foreign currency transaction gains and losses from operations were a loss of $0.4 million in the first nine months of fiscal 2011 and loss of $0.2 million in the first nine months of fiscal 2010.

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
Information regarding geographic areas is as follows (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three Months Ended				Nine Months Ended
	March 27, 2011	March 28, 2010	$ Change	% Change	March 27, 2011	March 28, 2010	$ Change	% Change
Net Revenues:
North America	$26,122	$32,581	$(6,459)	(20)%	$83,599	$86,937	$(3,338)	(4)%
Percentage of net revenue	35%	42%			34%	39%
EMEA	32,678	31,055	1,623	5%	109,188	96,954	12,234	13%
Percentage of net revenue	43%	40%			45%	43%
APAC	16,899	14,561	2,338	16%	51,880	40,012	11,868	30%
Percentage of net revenue	22%	19%			21%	18%
Total net revenues	$75,699	$78,197	$(2,498)	(3)%	$244,667	$223,903	$20,764	9%
Three customers, Ericsson AB, Westcon, and Tech Data accounted for greater than 10% of the Company’s revenue in the third quarter of fiscal 2011. One customer, Tech Data, accounted for greater than 10% of the Company’s revenue in the third quarter of fiscal 2010.
Westcon, Tech Data and Ericsson AB accounted for greater than 10% of the Company’s revenue in the first nine months of fiscal 2011. Tech Data accounted for greater than 10% of the Company’s revenue in the first nine months of fiscal 2010.
Substantially all of the Company’s assets were attributable to North America operations at March 27, 2011 and March 28, 2010.

10. Proposed Sale of Corporate Campus
On September 23, 2010, the Company and Trumark Companies LLC (“Trumark”) entered into an Option Agreement in which the Company granted Trumark an option (the “Option”) to purchase half of its corporate headquarters campus (approximately eight acres) in Santa Clara, California, at a price of $24.0 million. Trumark made the first option payment of $0.5 million during the third quarter of fiscal 2011.  Provided that Trumark continues to makes the required Option payments, Trumark will have twenty-two months to exercise the Option. If Trumark exercises the Option, the closing on the purchase of half of the corporate headquarters campus will occur thirty days after such exercise. Exercise of the Option is contingent upon the successful rezoning of the property for residential development and other requirements of the City of Santa Clara which are expected to be completed within 15 to 18 months. The Company continues to classify all of its corporate headquarters campus as an asset held for use until the purchase contingencies have been eliminated and it is probable that the sale will be concluded within 12 months.

11. Subsequent Event

On April 26, 2011, the Board of Directors adopted an amendment (the “Amendment”) to the Rights Agreement, dated as of April 27, 2001 as amended (the “Rights Plan”). The Board reviewed the necessity of the provision of the Rights Plan adopted to preserve the value of the Company's deferred tax assets, including its net operating loss carry forwards, with respect to its ability to fully use these tax benefits to offset future income which may be limited if the Company experiences an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986 as a result of ordinary buying and selling of its common stock. The Board determined that it was in the best interests of the Company and its stockholders to extend the term of the Rights Plan and the Amendment was adopted to extend the term of the Rights Plan from April 27, 2011 to April 30, 2012.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particularly, our expectations regarding market demands, customer requirements and the general economic environment, and future results of operations, and other statements that include words such as “may” “expect” or “believe” . These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Quarterly Report on Form 10-Q for the first and second quarters of fiscal 2011, our Annual Report on Form 10-K for the fiscal year ended June 27, 2010, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; the timing of any recovery in the global economy; risks related to pending or future litigation; and a dependency on third parties for certain components and for the manufacturing of our products.
Business Overview

We develop and sell network infrastructure equipment and offer related services to our enterprise, data center and telecommunications service provider customers. Substantially all of our revenue is derived from the sale of our networking equipment and related service contracts. In the third quarter of fiscal 2011, our revenues decreased $2.5 million, gross profit decreased $8.8 million, operating profit decreased $9.6 million and net loss increased $10.5 million as compared to the third quarter of fiscal 2010.
In the first nine months of fiscal 2011, our revenues increased $20.8 million, gross profit increased $3.5 million, operating profit increased $9.2 million and net income increased $8.0 million as compared to the first nine months of fiscal 2010.
We believe that considering the following key developments will assist investors in understanding our operating results for the three and nine months ended March 27, 2011.
Increasing Mobility within Business and Society

We believe that the accelerating requirement for mobility within business and at home is creating unique demands upon infrastructure around the globe. In parallel with the requirements for higher performance and improved predictability of communications, infrastructure needs to be aware of and - in many cases - embrace the mobility of the attached user, the wide variety of attached devices and the dynamic environment of the information that is being accessed. While the requirements to significantly enhance the awareness and support for mobile network 'end-points' continue to increase, the accelerating adoption of internet and intranet “cloud” solutions within business enterprises is enabling organizations to offer greater business scalability to improve efficiency and through more effective operations, improve profitability. In order to realize the benefits of these developments, customers require additional bandwidth, high performance and greater awareness from their network infrastructure at affordable prices. As the economy continues its paced recovery, we are already seeing the initial indications that the Ethernet segment of the networking equipment market will return to growth as enterprise, data center and carrier customers continue to recognize the performance and operating cost benefits of Ethernet technology.
Industry Developments
The market for network infrastructure equipment is highly competitive and dominated by a few large companies. The current economic climate has further driven consolidation of vendors within the Ethernet networking market and with vendors from adjacent markets, including storage, security, wireless and voice applications. We believe that the underpinning technology for all of these adjacent markets is Ethernet. As a result, independent Ethernet switch vendors are being acquired or merged with larger, adjacent market vendors to enable them to deliver complete and broad solutions. As a result, we believe that, as an independent Ethernet switch vendor, we must provide products that, when combined with the products of our large strategic partners, create compelling solutions for end user customers. Our approach is to focus on the intelligence and automation layer that spans our hardware products and that facilitates end-to-end solutions, as opposed to positioning Extreme as a low-cost-vendor with point products.
Realignment of Corporate Strategies
During January 2011, we commenced a strategy to focus on growing revenue in specific market verticals and on improving operational effectiveness.  As part of the strategy, we reduced headcount by 25, discontinued a product line by ceasing all sales, marketing, research and development activities, and terminated our relationship with the product line contract manufacturer.  We recognized a charge of $6.4 million in the third quarter of fiscal 2011, which comprises of $1.0 million restructuring charge for cash severance and $5.4 million for the write-down of assets and test equipment and exit costs related to the contract manufacturers and customer obligations.

Amendment to Rights Agreement

On April 26, 2011, our Board of Directors adopted an amendment (the “Amendment”) to our Rights Agreement, dated as of April 27, 2001 as amended (the “Rights Plan”). The Board reviewed the necessity of the provision of the Rights Plan adopted to preserve the value of our deferred tax assets, including our net operating loss carry forwards, with respect to our ability to fully use these tax benefits to offset future income which may be limited if we experience an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986 as a result of ordinary buying and selling of our common stock. The Board determined that it was in our best interest and our stockholders' best interest to extend the term of the Rights Plan and the Amendment was adopt to extend the term of the Rights Plan from April 27, 2011 to April 30, 2012.

Results of Operations
Our operations and financial performance have been affected by the market and competitive factors described above, and during the third quarter of fiscal 2011, we achieved the following results:

•	Net revenues of $75.7 million compared to net revenues of $78.2 million in the third quarter of fiscal 2010.

•	Total gross margin of 48% of net revenues compared to 58% in the third quarter of fiscal 2010.

•	Operating loss of $6.6 million compared to operating income of $3.0 million in the third quarter of fiscal 2010.

•	Net loss of $6.8 million compared to net income of $3.7 million in the third quarter of fiscal 2010.
During the nine months ended March 27, 2011, we experienced the following results:

•	Net revenues of $244.7 million compared to net revenues of $223.9 million in the first nine months of fiscal 2010.

•	Total gross margin of 54% of net revenues compared to 57% in the first nine months of fiscal 2010.

•	Operating income of $5.0 million compared to an operating loss of $4.2 million in the first nine months of fiscal 2010.

•	Net income of $4.8 million compared to a net loss of $3.2 million in the first nine months of fiscal 2010.

•
Cash provided by operating activities of $11.4 million for the nine months ending March 27, 2011 compared to cash provided by operating activities of $2.3 million for the nine months ending March 28, 2010.

•
Cash and cash equivalents, short-term investments and marketable securities increased by $11.3 million in the nine months ended March 27, 2011 to $146.7 million from $135.4 million as of June 27, 2010, primarily as a result of cash provided by operating activities.

Net Revenues
The following table presents net product and service revenues for the three and nine month period ended March 27, 2011 and March 28, 2010, respectively (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 27, 2011	March 28, 2010	$ Change	% Change	March 27, 2011	March 28, 2010	$ Change	% Change
Net Revenue:
Product	$61,065	$63,197	$(2,132)	(3)%	$200,611	$178,425	$22,186	12%
Percentage of net revenue	81%	81%			82%	80%
Service	14,634	15,000	(366)	(2)%	44,056	45,478	(1,422)	(3)%
Percentage of net revenue	19%	19%			18%	20%
Total net revenue	$75,699	$78,197	$(2,498)	(3)%	$244,667	$223,903	$20,764	9%
Product revenue decreased in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 primarily due to weakness in the U.S. partially offset by stronger sales in the Asia Pacific region. Product revenue increased the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010 primarily due to stronger sales in Europe and Asia Pacific of our OEM products and large strategic deals in Korea.
Service revenue decreased in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 primarily due to a decrease in maintenance revenue resulting from lower product revenue. Service revenue decreased in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010 primarily due to a slowdown in professional services projects, end of support for legacy products, and fewer maintenance contract renewals.
We operate in three regions: North America, which includes the United States, Canada and Central America; EMEA, which includes Europe, Middle East, Africa and South America; and APAC which includes Asia Pacific, South Asia and Japan. The following table presents the total net revenue geographically for the three and nine month periods ended March 27, 2011 and March 28, 2010 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 27, 2011	March 28, 2010	$ Change	% Change	March 27, 2011	March 28, 2010	$ Change	% Change
Net Revenues:
North America	$26,122	$32,581	$(6,459)	(20)%	$83,599	$86,937	$(3,338)	(4)%
Percentage of net revenue	35%	42%			34%	39%
EMEA	32,678	31,055	1,623	5%	109,188	96,954	12,234	13%
Percentage of net revenue	43%	40%			45%	43%
APAC	16,899	14,561	2,338	16%	51,880	40,012	11,868	30%
Percentage of net revenue	22%	19%			21%	18%
Total net revenues	$75,699	$78,197	$(2,498)	(3)%	$244,667	$223,903	$20,764	9%
North America revenues decreased compared to the three and nine months ended March 28, 2010 primarily as a result of more competition in the U.S. especially in the enterprise market.
The increase in EMEA revenues compared to the three and nine months ended March 28, 2010 was primarily due to stronger enterprise revenue and a large increase in the OEM business with one of our strategic partners.
The increase in APAC revenues compared to the three and nine months ended March 28, 2010 was primarily due to stronger sales in most countries with the largest increases being in Korea due to large strategic deals and a strong enterprise revenue stream in India.
The level of sales to any one customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. Ericsson AB, Westcon, and Tech Data accounted for 14%, 14%, and 12%, respectively, of our revenue in the third quarter of fiscal 2011. Tech Data accounted for 12% of our revenue in the third quarter of fiscal 2010.
Westcon, Tech Data, and Ericsson AB accounted for 14%, 12%, and 12%, respectively, of our revenue in the first nine months of fiscal 2011. Tech Data accounted for 12% of our revenue in the first nine months of fiscal 2010.
Cost of Revenues and Gross Profit
The following table presents the gross profit on product and service revenues and the gross profit percentage of product and service revenues for the three and nine months ended March 27, 2011 and March 28, 2010 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 27, 2011	March 28, 2010	$ Change	% Change	March 27, 2011	March 28, 2010	$ Change	% Change
Gross profit:
Product	$28,003	$36,508	$(8,505)	(23)%	$105,825	$100,819	$5,006	5%
Percentage of product revenue	46%	58%			53%	57%
Service	8,560	8,846	$(286)	(3)%	25,555	27,057	$(1,502)	(6)%
Percentage of service revenue	58%	59%			58%	59%
Total gross profit	$36,563	$45,354	$(8,791)	(19)%	$131,380	$127,876	$3,504	3%
% of Total Revenue	48%	58%			54%	57%
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
Product gross profit and product gross profit as a percentage of net revenues in the third quarter of fiscal 2011 decreased as compared to the third quarter of fiscal 2010. These decreases were primarily due to a charge of $5.4 million associated with the write-down of inventory from our strategic realignment, a $1.1 million warranty credit in the third quarter of fiscal 2010 that did not occur in fiscal 2011, higher discounting in the U.S. and EMEA, and the product and geographic sales mix.
Product gross profit increased in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010. The increase in product gross profit was primarily driven by increased revenue offset by cost associated with the write-down of inventory from our strategic realignment.
Our cost of service revenue consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross profit in the third quarter of fiscal 2011 decreased as compared to the third quarter of fiscal 2010 primarily due to a decrease in maintenance revenue resulting from lower product revenue. As a percentage of net revenue, service margin remained linear in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010. The normalized range for service margin is between 57% to 58%.
Service gross profit decreased in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010. As a percentage of net revenues, service margin decreased in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010. The decrease in both service gross profit and margin percentage is primarily due to a decrease in sales.
Operating Expenses
The following table presents operating expenses and operating (loss) income (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 27, 2011	March 28, 2010	$ Change	% Change	March 27, 2011	March 28, 2010	$ Change	% Change
Sales and marketing	$24,830	$24,534	$296	1%	$74,823	$70,815	$4,008	6%
Research and development	11,237	11,290	(53)	—%	36,126	37,345	(1,219)	(3)%
General and administrative	6,066	6,128	(62)	(1)%	18,614	19,893	(1,279)	(6)%
Restructuring, net	1,043	371	672	181%	1,043	4,004	(2,961)	(74)%
Litigation settlement	(49)	—	(49)	(100)%	(4,249)	—	(4,249)	(100)%
Total operating expenses	$43,127	$42,323	$804	2%	$126,357	$132,057	$(5,700)	(4)%
Operating (loss) income	$(6,564)	$3,031	$(9,595)	(317)%	$5,023	$(4,181)	$9,204	(220)%
The following table highlights our operating expenses and operating (loss) income as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Sales and marketing	33%	31%	31%	32%
Research and development	15%	14%	15%	17%
General and administrative	8%	8%	8%	9%
Restructuring, net	1%	—%	—%	2%
Litigation settlement	—%	—%	(2)%	—%
Total operating expenses	57%	54%	52%	59%
Operating (loss) income	(9)%	4%	2%	(2)%
Sales and Marketing Expenses
Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses.
Sales and marketing expenses increased in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 primarily due to increased marketing expenses offset by lower commissions and a reversal of previously recognized expense related to the annual bonus plan due to the expectation of not meeting predetermined targets.
Sales and marketing expenses increased in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010, primarily due to an increase of $2.0 million in salaries and benefits, a $1.9 million increase in commissions as a result of increased revenues and accelerators, and a $1.1 million increase in travel expenses, offset by a $0.6 million decrease in contract labor expense.
Research and Development Expenses
Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products. Research and development expenses remained flat in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010. Research and development expenses in the third quarter of fiscal 2011 includes a reversal of $0.7 million of previously recognized expense related to the annual bonus plan due to the expectation of not meeting predetermined targets, offset by a $0.6 million increase in engineering project expenses.
Research and development expenses decreased in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010 primarily due to a $2.2 million decrease in salaries and benefits and a $0.6 million decrease in stock based compensation expense, offset by a $1.6 million increase in project expenses.
General and Administrative Expenses
General and administrative expenses remained flat in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010.
General and administrative expenses decreased in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010 primarily due to a $1.2 million decrease in outside services.
Restructuring, Net

During the third quarter of fiscal 2011, we commenced a strategy to focus on growing revenue in specific market verticals and on improving operational effectiveness.  As part of the strategy, we reduced headcount by 25 and incurred approximately $1.0 million in termination benefits.
During the third quarter of fiscal 2010, we paid termination benefits related to the reduction in force which occurred in the second quarter of fiscal 2010. Actual payments were higher than the estimated amount therefore we accrued an additional $0.2 million in the third quarter of fiscal 2010. In addition, we had an increase in operating expenses related to one of our restructured facilities and recognized an additional $0.2 million of expense in the third quarter of fiscal 2010.
Litigation Settlement
On October 20, 2010, we settled a lawsuit related to certain real property leases it entered into in June 2000.  Total settlement award was $5.0 million, of which $3.8 million was paid in the second quarter of fiscal 2011, and $0.3 million was paid in the third quarter of fiscal 2011. The remaining amount will be paid over the next seven months.
On April 8 2011, we filed a Stipulation of Settlement in the consolidated shareholder derivative actions entitled In re Extreme Networks, Inc., Shareholder Derivative Litigation. As part of the settlement, and if the settlement is ultimately accepted by the Court, we have agreed to pay the plaintiff's counsel for their service in the action in the amount of $3.5 million, of which $2.7 million will be reimbursed to us by our directors and officer insurer. We recorded a $3.5 million payable and $2.7 million receivable on the balance sheet in the second quarter of fiscal 2011. In addition, we recorded a net expense of $0.8 million in the Condensed Consolidated Statement of Operations for the nine months ended March 27, 2011 under Litigation Settlement.
Interest Income
Interest income decreased in the third quarter of fiscal 2011 and the third quarter of fiscal 2010 primarily due to lower yields.
Interest Expense
Interest expense was immaterial in the third fiscal quarter of 2011 and the third quarter of fiscal 2010.

Other Income / (Expense), Net
Other income (expense), net decreased in the third fiscal quarter of 2011 as compared to the third quarter of fiscal 2010 due to foreign exchange related losses and lower interest income as a result of lower yields. Other income (expense), net decreased in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 due to lower interest income and higher foreign exchange losses.
Provision (Benefit) for Income Taxes

We recorded an income tax provision of $0.4 million and an income tax benefit of $0.2 million for the three months ended March 27, 2011 and March 28, 2010, respectively. We recorded an income tax provision of $0.8 million and an income tax benefit of $42,000 for the nine months ended March 27, 2011 and March 29, 2010, respectively. The income tax provision for the three months ended March 27, 2011 consisted primarily of taxes on foreign income and U.S. state income taxes, and the income tax benefit for the three months ended March 28, 2010 consisted primarily of taxes on foreign income, state income tax and the U.S. Federal alternative minimum tax, offset by a reduction of a foreign tax reserve. The income provision for the nine months ended March 27, 2011 consisted primarily of taxes on foreign income and U.S. state income taxes, and the income tax benefit for the nine months ended March 28, 2010 consisted primarily of taxes on foreign income, state income tax and the U.S. Federal alternative minimum tax, offset by a reduction of a foreign tax reserve. The income tax provisions for both fiscal years were calculated based on the results of operations for the three and nine months ended March 27, 2011 and March 28, 2010, and may not reflect the annual effective rate. Since we have net operating loss carry forwards to offset U.S. taxable income, we are not using an annual effective tax rate to apply to the taxable income for the quarter or year to date.
We have provided a full valuation allowance for our U.S. net deferred tax assets after assessing both negative and positive evidence when measuring the need for a valuation allowance. For the current quarter, evidence such as operating losses during the most recent three-year period was given more weight than our expectations of future profitability which are inherently uncertain. Accordingly, we believe that there is sufficient negative evidence to maintain a full valuation allowance against our U.S. federal and state net deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our U.S. deferred tax assets.

Share Based Compensation
Share-based compensation recognized in the condensed consolidated financial statements by line item caption is as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 27, 2011	March 28, 2010	$ Change	% Change	March 27, 2011	March 28, 2010	$ Change	% Change
Cost of product revenue	$85	$128	$(43)	(34)%	$318	$343	$(25)	(7)%
Cost of service revenue	75	140	(65)	(46)%	225	361	(136)	(38)%
Sales and marketing	446	413	33	8%	1,406	1,392	14	1%
Research and development	248	338	(90)	(27)%	740	1,324	(584)	(44)%
General and administrative	442	393	49	12%	1,091	1,151	(60)	(5)%
Total share-based compensation expense	1,296	1,412	(116)	(8)%	3,780	4,571	(791)	(17)%
Share-based compensation cost capitalized in inventory	11	(4)	15	(375)%	(8)	4	(12)	(300)%
Total share-based compensation cost	$1,307	$1,408	$(101)	(7)%	$3,772	$4,575	$(803)	(18)%
Share-based compensation decreased in the three and nine months ended March 27, 2011 as compared to the three and nine months ended March 28, 2010 primarily due to fewer awards and options that were outstanding and unvested as of the end of March 27, 2011 as compared to the end of March 28, 2010.

Critical Accounting Policies and Estimates
Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 27, 2010. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates, except as discussed below, during the three and nine months ended March 27, 2011 compared to those discussed in our Annual Report on Form 10-K for the year ended June 27, 2010.
Revenue Recognition
In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which excludes from the scope of software revenue guidance the revenue arrangements which include tangible products that contain software components and non-software components that function together to deliver the tangible product’s essential functionality. At the same time, the FASB also issued another accounting standard which changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on its relative selling price. The new standards are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted the new standards on June 28, 2010. The adoption did not materially affect our results for the nine months ended March 27, 2011 and is not anticipated to have a material effect on future periods.
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
We derive the majority of our revenue from sales of our networking equipment, with the remaining revenue generated from service fees relating to maintenance service contracts, professional services, and training for our products. We generally recognize product revenue from our value-added resellers, non-stocking distributors and end-user customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. In instances where the criteria for revenue recognition are not met, revenue is deferred until all criteria have been met. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis over the contractual service period. Our total deferred product revenue was $3.6 million and $1.4 million as of March 27, 2011 and June 27, 2010, respectively. Our total deferred revenue for services, primarily from service contracts, was $37.3 million as of March 27, 2011 and $36.4 million as of June 27, 2010. Service contracts typically range from one to two years. Shipping costs are included in cost of product revenues. Sales taxes collected from customers that are not tax exempt are excluded from revenues.
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
We provide an allowance for sales returns based on its historical returns, analysis of credit memo data and its return policies. The allowance for sales returns was $0.6 million as of March 27, 2011 and $0.9 million as of June 27, 2010, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. If the historical data that we use to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenues. We estimate and adjust this allowance at each balance sheet date.

Liquidity and Capital Resources
The following summarizes information regarding our cash, investments, and working capital (in thousands):

	March 27, 2011	June 27, 2010
Cash and cash equivalent	$50,379	$51,944
Short-term investments	44,865	64,854
Marketable securities	51,484	18,561
Total cash and investments	$146,728	$135,359
Working capital	$58,893	$82,629
Cash and cash equivalents decreased by $1.6 million primarily due to cash used in investing activities, offset by cash provided by operating activities. Refer to further discussions below under Key Components of Cash Flows and Liquidity.
Short-term investments decreased by $20.0 million primarily due to sale of $25.3 million of Auction Rate Securities (“ARS”) in the first quarter of fiscal 2011 whereby most of the proceeds from the sale were reinvested in marketable securities. Refer to further discussions below under Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Marketable securities increased by $32.9 million primarily due to new investments with longer term maturities.
The decrease in working capital of $23.7 million was primarily due to the reduction of short-term investments as funds were reinvested in marketable securities.
Key Components of Cash Flows and Liquidity
A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Nine Months Ended
	March 27, 2011	March 28, 2010
Net cash provided by operating activities	$11,439	$2,320
Net cash used in investing activities	(14,818)	(9,400)
Net cash provided by financing activities	1,135	1,123
Foreign currency effect on cash	$679	$(51)
Net decrease in cash and cash equivalents	$(1,565)	$(6,008)
Cash provided by operating activities was $11.4 million which was favorably impacted by the cash collection of $4.1 million from a property litigation settlement. Net income was $4.8 million and included significant non-cash charges including depreciation of $5.0 million, $3.8 million in share-based compensation expense, and a $3.4 million write-down of excess and obsolete inventory. Accounts receivable, net, decreased to $34.9 million at March 27, 2011 from $42.1 million at June 27, 2010 due to lower sales and increased collections. Days sales outstanding in receivables was 42 days at March 27, 2011 and 45 days at June 27, 2010 due to stronger collections and lower revenue. Accounts payable decreased to $13.9 million at March 27, 2011 from $18.5 million at June 27, 2010 primarily due to timing of payments. Net inventory levels decreased to $18.8 million at March 27, 2011 from $21.8 million at June 27, 2010 primarily due to the write-down of inventory from our strategic realignment. Inventory management remains an area of focus as we balance the need to maintain safety stock inventory levels to ensure competitive lead times with the risk of inventory excess or obsolescence because of declining demand, rapidly changing technology and customer requirements. Deferred revenue, net, which consists of product and service revenue deferrals, increased $1.4 million to $38.6 million at March 27, 2011 from $37.2 million at June 27, 2010 due to an increase in product revenue deferral. Deferred revenue, net of cost of sales to distributors, decreased $2.8 million from $18.3 million at June 27, 2010 to $15.5 million at March 27, 2011. The decrease was primarily due to a reduction in inventory held by North American distributors.
Cash flow used in investing activities was $14.8 million. Capital expenditures were $4.2 million. We had a net purchase of investments of $90.2 million in the third fiscal quarter of 2011 as we invested in longer term marketable securities to take advantage of higher interest yields.
Cash provided by financing activities was $1.1 million from the issuance of common stock.
Foreign currency effect on cash is related to currency translation adjustment gains (losses) related to the conversion of our subsidiaries' net assets from local currencies to the U.S. dollar. The increase from the nine months ended March 28, 2010 to the nine months ended March 27, 2011 was primarily due to the weakening U.S. dollar as compared to the local currencies of our subsidiaries in Europe and Japan.
As of March 27, 2011, we had letters of credit totaling $0.2 million secured by cash. These letters of credit are primarily issued in lieu of making cash deposits with third parties.
On September 23, 2010, we entered into an Option Agreement with Trumark Companies LLC (“Trumark”) in which we granted Trumark an option (the “Option”) to purchase half of our corporate headquarters campus (approximately eight acres) in Santa Clara, California, at a price of $24.0 million. Trumark made the first option payment of $0.5 million during the third quarter of fiscal 2011.  Provided that Trumark continues to makes the required Option payments, Trumark will have twenty-two months to exercise the Option. If Trumark exercises the Option, the closing on the purchase of half of the corporate headquarters campus will occur thirty days after such exercise. Exercise of the Option is contingent upon the successful rezoning of the property for residential development and other requirements of the City of Santa Clara which are expected to be completed within 15 to 18 months. We continue to classify all of our corporate headquarters campus as an asset held for use until the purchase contingencies have been eliminated and it is probable that the sale will be concluded within 12 months.
Contractual Obligations
The following summarizes our contractual obligations at March 27, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than Five Years
Contractual Obligations:
Non-cancelable inventory purchase commitments	$27,423	$27,423	$—	$—	$—
Non-cancelable operating lease obligations	6,374	3,147	2,076	529	622
Other non-cancelable purchase commitments	750	750	—	—	—
Total contractual cash obligations	$34,547	$31,320	$2,076	$529	$622
Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $27.4 million as of March 27, 2011, a decrease of $11.7 million from $39.1 million as of June 27, 2010. Our current inventory balance of $18.8 million is consistent with our average inventory balance and therefore we do not need a significant amount of inventory commitments for projected sales in the fourth quarter of fiscal 2011.
The amounts in the table above exclude $1.1 million of income tax liabilities as we are unable to reasonably estimate the timing of settlement.
We did not have material commitments for capital expenditures as of March 27, 2011. Other non-cancelable purchase commitments represent OEM and technology agreements.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 27, 2011.
Capital Resources and Financial Condition
As of March 27, 2011, in addition to $50.4 million in cash and cash equivalents, we had $44.9 million invested in short-term and $51.5 million invested in long-term marketable investments for a total cash and cash equivalents, short-term investments and marketable securities of $146.7 million.
In the first nine months of fiscal 2011, we sold $25.3 million of interest bearing ARS that represented investments in pools of student loans. These ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The ARS were held by UBS at a loss with a corresponding offer from UBS entitling us to sell at par value the ARS originally purchased from UBS (approximately $40.8 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012. During fiscal 2010, UBS exercised its rights to call back the ARS at par for $9.8 million and issuers sold $5.7 million of ARS at par. On June 30, 2010, we sold the remaining ARS balance of $25.3 million at par under the Rights. On July 1, 2010, we received $25.3 million plus accrued interest in cash from UBS for the ARS settlement.
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
The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 27, 2011. This table does not include money market funds because those funds are generally not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
			(In thousands)
Included in short-term investments	$11,788	$33,076	—	$44,864	$44,864
Weighted average interest rate	1.54%	1.09%	—
Included in marketable securities	—	—	$51,484	$51,484	$51,484
Weighted average interest rate	—	—	1.15%
The following tables present hypothetical changes in fair value of the financial instruments held at March 27, 2011 that are sensitive to changes in interest rates:

Unrealized gain given a decrease in interest rate of X bps		Fair value as of March 27, 2011 (In thousands)	Unrealized loss given an increase in interest rate of X bps
(100 bps)	(50 bps)		100 bps	50 bps
1,170	582	96,349	(1,142)	(574)
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
Foreign Exchange Forward Contracts
We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona, the Indian Rupee and the British Pound. These derivatives do not qualify as hedges. At March 27, 2011, these forward foreign currency contracts had a notional principal amount of $21.4 million and unrealized gains on foreign exchange contracts of $0.1 million. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses from operations were a loss of $0.2 million and immaterial in the third quarter of fiscal 2011 and third quarter of fiscal 2010, respectively. Foreign currency transaction gains and losses from operations were a loss of $0.4 million in the first nine months of fiscal 2011 and loss of $0.2 million in the first nine months of fiscal 2010.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 as amended, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and the Interim Chief Financial Officer (“Interim CFO”), as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our CEO and Interim CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our CEO and Interim CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 27, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including the CEO and Interim CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met and our CEO and Interim CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Extreme Networks have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our CEO and Interim CFO have concluded that our disclosure controls and procedures are, in fact, effective at the “reasonable assurance” level.

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

The only material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 27, 2010, were as follows:

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

We specifically note that circumstances arising out of the recent earthquakes and tsunami in Japan, including disruptions and increased costs of our production, disruptions in our supply chain (including utilities) and reduced or delayed demand from customers, could cause actual results to differ from our expectations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable

Item 3.    Defaults Upon Senior Securities – Not applicable

Item 4.    (Removed and Reserved)

Item 5.    Other Information – None

Item 6.    Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

4.1	Amendment to Rights Agreement, dated April 27, 2011, between Extreme Networks, Inc. and Mellon Investor Services LLC.	8-K	April 27, 2011	4.1

10.1*	Offer Letter Agreement, dated March 11, 2011, by and between Extreme Networks, Inc. and Jim Judson.				X

31.1	Section 302 Certification of Chief Executive Officer				X

31.2	Section 302 Certification of Interim Chief Financial Officer				X

32.1	Section 906 Certification of Chief Executive Officer				X

32.2	Section 906 Certification of Interim Chief Financial Officer				X

* Indicates management or board of directors contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC. (Registrant)

/S/ JAMES T. JUDSON
JAMES T. JUDSON
Interim Chief Financial Officer
April 29, 2011