Form 10-K
period 2011-07-03
EXTREME NETWORKS INC
filed 2011-08-30
CIK 1078271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-K
____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 3, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 000-25711
____________________________________________________
Extreme Networks, Inc.
(Exact name of Registrant as specified in its charter)
____________________________________________________

Delaware	77-0430270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3585 Monroe Street Santa Clara, California	95051
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (408) 579-2800
____________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common stock, $.001 par value
____________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $270.6 million as of December 26, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the per share closing price of the Registrant’s common stock as reported on The NASDAQ Global Market reported on such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
92,867,407 shares of the Registrant’s Common stock, $.001 par value, were outstanding as of August 23, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference from the definitive proxy statement for the Company’s 2011 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

PART I

Item1. Business
Overview
Extreme Networks, Inc., together with its subsidiaries, (collectively referred to as Extreme and as we, us and our) is a leading provider of network infrastructure equipment and services for enterprises, data centers, and service providers. Our customers include businesses, hospitals, schools, hotels, telecommunications companies and government agencies around the world. Since we were established in 1996 through to the present day, our vision is of a world enabled by a unified networking based upon Ethernet which simplifies each element and component of the network, and through simplification, provide services at a lower cost. As networks internal to businesses, between businesses and the Internet itself become more pervasive and critical to a wide variety of business and social communications, the volume and the demands of applications, data, users and devices on networks continue to increase. Our vision focuses on the design and delivery of easily deployable, highly scalable, secure and comprehensively managed networks which are reliable, fast, flexible and cost-effective. We primarily sell our products through an ecosystem of our channel partners who combine our Ethernet products with their offerings to create compelling information technology solutions for end user customers.
Industry Background
The networking industry has undergone significant changes in the last five years. With the mobilization of the workforce, the virtualization of the data center, and the demand for anywhere, anytime connectivity, across any device, Ethernet is the common technology across both enterprises and service providers. Extreme Networks strategy, product portfolio, and research and development are aligned with the following trends:

•
Ethernet. Over the last decade, Ethernet, through its scalability, adaptability, and cost-effectiveness, has solidified its role as the basis for both public and private networks. At the same time, the enterprises and service providers expect the technology to follow a price-performance curve that mandates continued innovation by Ethernet vendors.

•
Mobile Workforce. Employees expect high-quality and secure access to corporate resources across a diversity of endpoints such as laptops, tablets, and smart phones, whether they are within the corporate firewall or on-the-go. IT departments focus their investment decisions on this mobile workforce, taking a unified view of wireless access, the campus core, and the data center. Networking vendors offer end-to-end solutions that permit IT managers to meet employee expectations and to maximize IT return on investment.

•
The Cloud. Data center architectures have been influenced by the cloud and the deployment of server virtualization. Enterprises have migrated applications and services to either private clouds, or public clouds offered by 3rd parties. In either case, the network infrastructure must adapt to this new dynamic environment. Intelligence and automation are key if enterprises are to derive maximum benefit from their cloud deployments. Ethernet, scaling from 10 Gigabits (G) to 40G and even 100G, provides the infrastructure for both private and public clouds.

•
Public Network Evolution. 3G and 4G mobile networks now provide the necessary capacity and reach to enable employees to be productive away from the office and away from fixed networks. Mobile operators continue to invest in their next-generation networks, and Ethernet is the technology often used for their access networks, referred to as Mobile Backhaul.

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

The Extreme Networks Strategy

With the proliferation of mobile users and their devices, within a campus or across continents, the challenges of operating and managing a network have changed. IT has rapidly evolved from a world of fixed to a new world of mobility where everything-people, devices, machines, and applications-are in motion. IT now has to support end users with smart phones, tablets, laptops and other wireless peripherals as well as their wired workstations. Users are beginning to define the services that IT must offer as they adopt tablets and their applications, and work on the go. Users know what they need to be productive, and they expect the network to help them achieve productivity.

Extreme Networks provides networks designed for mobility. Customers deploying our technology can know what resources are using the network, what they are requesting and where they are located, and can provide customized access to approved resources and content.
Our networks help enable granular visibility and control, higher performance and resource security.
Extreme Networks strategy is to offer sophisticated, open, and highly cost effective scalable networks, an alternative to single-sourced, highly proprietary networking equipment from other companies. Our commitment to open standards is manifested by demonstrated interoperability within both enterprise and service provider networks, and the active participation in key industry and standards associations.

Key elements of our strategy include:

•
Provide simple, easy-to-use, high-performance, cost-effective switching solutions. We offer simple, easy-to-use, high performance and cost-effective switching solutions that meet the specific demands of the following customers:

◦	Enterprises, including large or medium sized businesses, schools, hospitals, hotels and government agencies, use our products for their campus access and backbone networks.

◦	Enterprises and cloud data centers use our products to deploy next generation virtualized and high-density server infrastructure solutions.

◦	Mobile Operators deploy our products for mobile backhaul in support of mobile broadband.

•
Expand market penetration by targeting high-growth verticals. Within the campus, we focus on the mobile student, leveraging our automation capabilities and tracking wireless LAN growth. Our data center approach leverages our product portfolio to address the needs of managed hosting and cloud data center providers, while we deliver key components of mobile backhaul solutions to our network equipment partners.

•
Extend switching technology leadership. Our technological leadership is based on innovative switching technology, the depth and focus of our market experience and the ExtremeXOS® operating system - the software that runs on all of our Ethernet switches. Our standardization on a single network operating system, a primary merchant silicon vendor, and single Original Design Manufacturer (“ODM”) for our core products permit us to derive leverage from our engineering investment. We intend to invest our engineering resources to continue to create leading-edge technologies that will increase the performance and functionality of our products and as a direct result, the value of the Extreme Networks solution to our current and future customers. In addition, we look for maximum synergies from our engineering investment in our targeted verticals and when targeting new vertical market segments.

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

•
Maintain and extend our Strategic Relationships. We have established strategic relationships with a number of industry- leading vendors to both provide increased and enhanced routes to market, but also to collaboratively develop unique solutions.

•
Provide high-quality customer service and support. We seek to enhance customer satisfaction and build customer loyalty through high-quality service and support. This includes a wide range of standard support programs that provide the level of service our customers require, from standard business hours to global 24-hour-a-day, 365-day-a-year real-time response support.

Products

Our products offer a resilient, intelligent and sustainable foundation for Enterprise IT to build converged campus networks with user and device mobility, Data Center and Cloud administrators to virtualize their server and storage over a high-performance Ethernet infrastructure, and Service Providers to provide bandwidth and Service Level Agreements for Carrier Ethernet, 3G and 4G services.

•
Resilient. Customers can choose to deploy redundant management and fabric modules, hot swappable line cards, multi-speed stacking across 100 Megabits (M)/1G/10G/40G systems,  redundant power supplies and fan trays delivering high hardware availability; a modular operating system (ExtremeXOS) across the switching portfolio for high system availability; a variety of layer-2 resiliency protocols including multi-switch Ling Aggregation (M-LAG), Ethernet Automatic Protection Switching (EAPS), and MPLS/VPLS for high service availability; and layer-3 IPv4 and IPv6 routing protocols for high network availability. EAPS is an example of Extreme Networks innovation and allows network managers to configure their network infrastructure so that critical network communications can be rerouted within 50 milliseconds in the event of a network outage in most topologies. This level of high-speed communications 'reroute' is targeted for mission critical and demanding applications, including voice and video, maintain service delivery in the event of network outage. We further offer a versatile and flexible QoS solution that allows network operators to configure bandwidth for mission critical applications and in doing so control the overall experience and the service-level of the communication flows. We have deep experience with communication quality controls, starting with our introduction to the market of the first broad QoS controls for Ethernet to the recent Data Center Bridging (DCB) protocols for 'lossless' Ethernet that enables traditional storage networks to converge over a common Ethernet infrastructure.

•
Intelligent. Based on a resilient ExtremeXOS foundation, our customers can take advantage of user, machine and application visibility and control from the networks infrastructure. Universal Port automatically detects new devices such as IP Phones that plug-in to the network and can assign appropriate power, server and other configurations.  The Identity Management engine allows tracking of users based on their login id and host machine, and assigning them to roles based on guest, contractor, or employee privilege. In the Data Center and Cloud, ExtremeXOS Network Virtualization (XNV) allows network administrators good visibility into Virtual Machine (VM) movement and having virtual port-profiles follow VMs as they move within and across network switches. CLEAR-Flow, our wire-speed security rules engine, helps detect and mitigate traffic anomalies, including denial of service attacks. This user, machine, virtual machine, and traffic intelligence helps our customers fulfill the productivity promise from the exploding growth of mobility and cloud applications. These customers are further able to simplify provisioning and operations by leveraging extensibility capabilities inherent in ExtremeXOS including the ability to create custom scripts, dynamically load application modules, or moving to a dynamic extensible Markup Language (XML) from static SNMP based management.

•
Sustainable. Our portfolio of switching hardware has been created with power consumption in mind. Our switches are designed to require less power to perform the network traffic switching function, and where Power over Ethernet (PoE) solutions have been deployed within the customers' network, features within the Extreme XOS operating system can intelligently control the delivery of power to the attached devices. In addition to lower power consumption, the air flow on our Data Center switches are built to integrate well with hot-aisle-cool-aisle designs to help minimize cooling costs.

Our product categories include:

•	Stackable Ethernet switching systems. Our Summit® product family delivers Ethernet connectivity for the network edge, aggregation and core. Within the Summit family are products that offer a range of connection speeds (from 10 Megabit to 40 Gigabit), various physical presentations (copper and fiber) and options to deliver Power-over-Ethernet or unpowered standard Ethernet ports. The Summit products in conjunction with our ExtremeXOS operating system provide the features, performance and reliability required by our customers to deploy, operate and manage converged networking infrastructure.

•
Modular Ethernet switching systems. Our Black Diamond® products deliver modular or chassis-based Ethernet connectivity solutions for enterprises, data centers and service providers. These products have a range of management and line cards that allow our customers to flexibly configure and re-purpose the systems to meet specific needs. As with our Summit products, the Black Diamond products in conjunction with our Extreme XOS operating system and our centralized management software product provide the density, performance and reliability required to serve in environments with demanding applications.

•
Wireless Ethernet controllers and access points. In addition to our wired Ethernet switch portfolio, we offer our SummitWM family of wireless network controllers and associated Altitude™ access points to enable the deployment of nomadic and mobile converged network applications. Our wireless access products offer both indoor and outdoor 802.11abgn access points.

•
Centralized Management software. To provide a central configuration, status and alerting capability we offer our RidgeLine (formerly EpiCenter) management software system. This system provides the ability to deploy, configure, monitor and support our complete range of switching technology to enable our customers to reduce the overall cost of network administration and operations. This software system can exist as a standalone management solution or it can operate as part of a larger infrastructure management environment, and includes features tailored to data center, campus, and service provider management.

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
Strategic Relationships. We have strategic relationships with Motorola Inc., Netgear, Inc., Ericsson Enterprise AB, Nokia Siemens Networks and others who sell our products as part of an overall solution.
Distributors. We have established several key relationships with leading distributors in the electronics and computer networking industries. Each of our distributors primarily resells our products to resellers. The distributors enhance our ability to sell and provide support to resellers, who may benefit from the broad service and product fulfillment capabilities offered by these distributors. One distributor, Tech Data Corporation, accounted for 11%, 12%, and 11% of our net revenue in fiscal years 2011, 2010 and 2009, respectively. Distributors are generally given the right to return a portion of inventory to us for the purpose of stock rotation, to claim rebates for competitive discounts, and participate in various cooperative marketing programs to promote the sale of our products and services. We defer recognition of revenue on all sales to distributors who maintain inventory of our products until the distributors sell the product, as evidenced by monthly “sales-out” reports that the distributors provide to us, provided other revenue recognition criteria are met. (See “Revenue Recognition” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)
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
Field Sales. We have trained our field sales organization to support and develop leads for our resellers and to establish and maintain key accounts and strategic end user customers. To support these objectives, our field sales force:

•	assists end-user customers in finding solutions to complex network system and architecture problems;

•	differentiates the features and capabilities of our products from competitive offerings;

•	continually monitors and understands the evolving networking needs of enterprise and service provider customers;

•	promotes our products and ensures direct contact with current and potential customers; and

•	assists our resellers to drive to closure business opportunities.
As of July 3, 2011, our worldwide sales and marketing organization consisted of 282 individuals, including directors, managers, sales representatives, and technical and administrative support personnel. We have domestic sales offices located in 11 states and international sales offices located in 23 countries.
International sales
International sales are an important portion of our business. In fiscal 2011, sales to customers outside of the United States accounted for 68% of our consolidated net revenue, compared to 63% in fiscal 2010 and 65% in fiscal 2009. These sales are conducted primarily through foreign-based distributors and resellers managed by our worldwide sales organization. In addition, we have direct sales to end-user customers, including large global accounts. The primary markets for sales outside of the United States are countries in Europe and Asia, as well as Canada, Mexico, and Central America. (See “Net Revenue” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)
Long-Lived Assets
See Note 2 of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding our long-lived assets.
Marketing
We continue to develop and execute on a number of marketing programs to support the sale and distribution of our products by communicating the value of our solutions to our existing and potential customers, our distribution channels and our resellers. Our marketing efforts include participation in industry tradeshows, conferences and seminars, publication of technical and educational articles in industry journals, frequent updates to our publicly available website, promotions, web-based training courses, advertising and public relations. We also submit our products for independent product testing and evaluation.
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
We use Alpha Networks, Inc. headquartered in Hsinchu, Taiwan to design and build some of our products. Alpha Networks is a global networking Original Design Manufacturer ("ODM") leader with core competencies in areas such as Ethernet, LAN/MAN, Wireless, Broadband and VoIP.
We contract with Flextronics International, Ltd. for the repair of some of our products in Guadalajara, Mexico.
Our wireless products are supplied under an Original Equipment Manufacturer ("OEM") supply agreement with Symbol Technologies, Inc, a subsidiary of Motorola, Inc. (“Motorola”). Motorola rebrands and customizes the wireless products for us to resell to customers. Motorola’s manufacturing processes and procedures are ISO 9001 certified. Motorola has made ongoing supply and support commitments during the term of the agreement and is required to provide support for a defined period of time after any termination of the agreement.
These manufacturers utilize automated testing equipment to perform product testing and burn-in with specified tests. Together we rely upon comprehensive inspection testing and statistical process controls to assure the quality and reliability of our products.
We use our forecast of expected demand to determine our material requirements. Lead times for materials and components vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. We order most of our materials and components on an indirect basis through our contract manufacturer. Purchase commitments with our manufacturers/ODM/OEM's are generally on a purchase order basis.
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
Our product development activities focus on solving the needs of enterprises, data centers, and service providers. Current activities include the continuing development of our innovative switching technology aimed at extending the capabilities of our products. Our ongoing research activities cover a broad range of areas, including, in particular, 40G and 100G Ethernet, routing, timing and resiliency protocols, network security, identity management, data center fabrics, and wireless networking.
We continue to enhance the functionality of our modular operating system (ExtremeXOS) which has been designed to provide high reliability and availability. This allows us to leverage a common operating system across different hardware and network chipsets.
As of July 3, 2011, our research and development organization consisted of 210 individuals. Research and development efforts are conducted in several locations, including Santa Clara, California; Raleigh, North Carolina; and Chennai, India. Our research and development expenses in fiscal years 2011, 2010 and 2009 were $49.3 million, $49.4 million and $58.2 million, respectively.
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
We believe that we compete with our competitors with respect to many of the foregoing factors. However, the market for network switching solutions is dominated by a few large companies, particularly Cisco Systems, Inc., Brocade Communications Systems, Inc., Juniper Networks Inc. and Hewlett-Packard Company. Most of these competitors have longer operating histories, greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources.
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
Employees
As of July 3, 2011, we employed 732 people, including 282 in sales and marketing, 210 in research and development, 71 in operations, 97 in customer support and service, and 72 in finance and administration. Subsequent to July 3, 2011, we reduced our employee base by 114 people or 16% of the worldwide workforce. We have never had a work stoppage and no personnel are represented under collective bargaining agreements. We consider our employee relations to be good.
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
Executive Officers of the Registrant
The following table sets forth information regarding our executive officers as of August 29, 2011:

Name	Age	Position
Oscar Rodriguez	51	President and Chief Executive Officer
James T. Judson	57	Interim Vice President and Chief Financial Officer
David Ginsburg	48	Chief Marketing Officer
Gavin Cato	43	Vice President, Engineering
Michael L. Seaton	47	Vice President, Worldwide Sales and Services
Mimi Gigoux	50	Senior Vice President, Human Resources
Diane C. Honda	46	Vice President, General Counsel and Secretary
Justin A. DiMacchia	68	Vice President, Corporate Controller

Oscar Rodriguez. Mr. Rodriguez has served as our President and Chief Executive Officer since August 2010. From April 2007 to August 2010, Mr. Rodriguez served as the Chief Executive Officer of Movius Interactive Corporation, a privately held messaging collaboration and mobile media solutions company. Prior to Movius, beginning in April 2006, Mr. Rodriguez served as Chief Marketing Officer for Alcatel-Lucent's Enterprise Business Group. Mr. Rodriguez previously also served as CEO and President of Riverstone Networks, a publicly traded network company focused on Metro Ethernet switching. In addition, Mr. Rodriguez served as President of both the Enterprise Solutions division and the Intelligent Internet division at Nortel Networks. Mr. Rodriguez serves on the Board of Directors for EXAR Corporation, a privately held semiconductor company based in Silicon Valley. Mr. Rodriguez holds a B.S. in computer engineering from the University of Central Florida, and an M.B.A. from the University of North Carolina at Chapel Hill.
James T. Judson. Mr. Judson has served as our Interim Vice President and Chief Financial Officer since March 2011. Since March 2006, Mr. Judson has served as a financial executive advisor. From April 2005 to March 2006, Mr. Judson served as the Interim Chief Financial Officer at Omnicell Inc., a publicly traded information technology company focused on healthcare. From February 2005 to April 2005, Mr. Judson was Omnicell's Vice President of Finance. Mr. Judson previously spent 19 years at Sun Microsystems, Inc., a publicly traded computer systems company in various executive leadership roles, including most recently from 1998 until his retirement in January 2002, as Vice President of Finance and Planning for the Worldwide Operations Group. Mr. Judson has served as a director at Omnicell, Inc. since April 2006. Mr. Judson received a B.S. in industrial management from Purdue University and an M.B.A. from Indiana University.
David Ginsburg. Mr. Ginsburg has served as our Chief Marketing Officer since July 2011. From November 2010 to July 2011, he served as our Senior Vice President, Strategic Marketing. From October 2006 to May 2010, Mr. Ginsburg served as Vice President of Marketing for InnoPath, a privately held company focused on over-the-air smart phone management and customer care. From May 2006 to October 2006, Mr. Ginsburg served as Vice President of Marketing at Lucent Technologies, where he was responsible for all aspects of Lucent's Carrier Ethernet Solutions marketing, product strategy and business operations. He previously was Senior Vice President of Marketing and Product Management at Riverstone Networks, Vice President of Marketing at Allegro Networks and Vice President of Product Marketing at Nortel Networks. Mr. Ginsburg holds a B.S.E.E. from Rensselaer Polytechnic Institute.
Gavin Cato. Dr. Cato has served as our Vice President of Engineering since June 2011. Prior to joining Extreme

Networks, Dr. Cato was Director of Strategic Alliances for Elster Solutions from August 2010 to June 2011 and had his own business consulting practice under Timewater Group, LLC from February 2009 to August 2010. From 2006 to February 2009, Dr. Cato held leadership roles in Tekelec, a hardware and software solutions company, including Vice President of Market Development, Vice President of Product Management, and Vice President of Strategic Solutions. Dr. Cato has also held leadership roles in research and development and product management for Arsenal Digital Solutions and Nortel Networks. Dr. Cato holds B.S. and M.S. degrees in Electrical Engineering from Duke University, a PhD in Computer Engineering from North Carolina State University, and an M.B.A. from Duke University.
Mike L. Seaton. Mr. Seaton has served as our Vice President, Worldwide Sales and Services since May 2010. Mr. Seaton previously was Vice President and General Manager of Worldwide Services and Vice President of Sales Operations and Strategic Alliances since he joined us in November 2004. Mr. Seaton has also held various positions at AT&T, Lucent Technologies and Avaya throughout his career. Mr. Seaton holds a Bachelor of General Studies with a concentration in Mathematics and Computer Science from the University of Michigan and an M.B.A. from Florida State University.
Mimi Gigoux. Ms. Gigoux has served as our Senior Vice President of Human Resources since April 2011. From January 2010 to April 2011, Ms. Gigoux served as Chief Human Resources Officer and Senior Vice President of Aviat Networks, a mobile broadband technology company, where she led its worldwide HR organization. From May 2005 to October 2009, Ms. Gigoux served as Vice President of HR and Chief of Staff at Redback Networks, where she led major organizational changes to address its rapid expansion and subsequent acquisition by Ericsson.
Diane C. Honda. Ms. Honda serves as our Vice President, General Counsel and Secretary. She joined us in November 2004 as Vice President and Associate General Counsel. She previously held legal or business positions with Speedera Networks, Inc., Riverstone Networks, Inc., Legato Systems, Inc., and Hewlett-Packard Company. She received a bachelor’s in science in Applied Math Computer Science and Industrial Management from Carnegie Mellon University and a J.D. from Santa Clara University School of Law.
Justin A. DiMacchia. Mr. DiMacchia serves as our Vice President, Controller. He has been employed by us since August 2004, most recently prior to his current position as Director of Internal Audit. Mr. DiMacchia previously held various financial management positions at Palm, Inc. and as Vice President and Chief Financial Officer of The Appletree Companies. Mr. DiMacchia began his career with Arthur Andersen & Co. and is a Certified Public Accountant in California.

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
We Cannot Assure You That We Will Be Profitable In The Future Because A Number Of Factors Could Negatively Affect Our Financial Results.
Although we reported profits for fiscal 2011, we have reported losses in some of our prior fiscal years. In addition, in years when we reported profits, we were not profitable in each quarter during those years. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses. A high percentage of these expenses are fixed in the short term, so any delay in generating or recognizing revenue could result in a loss for a quarter or full year. Even if we are profitable, our operating results may fall below the expectations of public market analysts or investors, which could cause the price of our stock to fall.
We may experience challenges or delays in generating or recognizing revenue for a number of reasons and our revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including, but not limited to, the following:

•	we are dependent upon obtaining orders during a quarter and shipping those orders in the same quarter to achieve our revenue objectives;

•	decreases in the prices of the products that we sell;

•	the mix of products sold and the mix of distribution channels through which products are sold;

•	acceptance provisions in customer contracts;

•	our ability to deliver installation or inspection services by the end of the quarter;

•	changes in general and/or specific economic conditions in the networking industry;

•	seasonal fluctuations in demand for our products and services;

•	a disproportionate percentage of our sales occurring in the last month of the quarter;

•	our ability to ship products by the end of a quarter;

•	reduced visibility into the implementation cycles for our products and our customers’ spending plans;

•
our ability to forecast demand for our products, which in the case of lower-than-expected sales, may result in excess or obsolete inventory in addition to non-cancelable purchase commitments for component parts;

•	sales to the telecommunications service provider market, which represent a significant source of large product orders, are especially volatile and difficult to forecast;

•	product returns or the cancellation or rescheduling of orders;

•	announcements and new product introductions by our competitors;

•	our ability to develop and support relationships with enterprise customers, service providers and other potential large customers;

•	our ability to achieve targeted cost reductions;

•	fluctuations in warranty or other service expenses actually incurred;

•	our ability to obtain sufficient supplies of sole- or limited-source components for our products on a timely basis;

•	increases in the prices of the components that we purchase.

Due to the foregoing factors, period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.
Intense Competition In The Market For Networking Equipment Could Prevent Us From Increasing Revenue And Achieving Profitability.
The market for network switching solutions is intensely competitive and dominated primarily by Cisco Systems Inc., Brocade Communications Systems, Inc., Juniper Networks, Inc. and Hewlett-Packard Company. Most of our competitors have longer operating histories, greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, they have larger distribution channels, stronger brand names, access to more customers, a larger installed customer base and a greater ability to make attractive offers to channel partners and customers than we do. For example, we have encountered, and expect to continue to encounter, many potential customers who are confident in and committed to the product offerings of our principal competitors. Accordingly, these potential customers may not consider or evaluate our products. When such potential customers have considered or evaluated our products, we have in the past lost, and expect in the future to lose, sales to some of these customers as large competitors have offered significant price discounts to secure these sales.
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
When we announce new products or product enhancements or end of sale existing products that have the potential to replace or shorten the life cycle of our existing products, customers may defer or cancel orders for our existing products. These actions could have a material adverse effect on our operating results by unexpectedly decreasing sales, increasing inventory levels of older products and exposing us to greater risk of product obsolescence.
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
Our Dependence On One Manufacturer For Our Manufacturing Requirements Could Harm Our Operating Results.
We primarily rely on one manufacturing partner, Alpha Networks, Inc. headquartered in Hsinchu, Taiwan, to manufacture our products. We have experienced delays in product shipments from our manufacturing partner in the past, which in turn delayed product shipments to our customers. These or similar problems may arise in the future, such as delivery of products of inferior quality, delivery of insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results. In addition, any natural disaster or business interruption to our manufacturing partner could significantly disrupt our business. While we maintain strong relationships with our manufacturing partner, our agreements with this manufacturer are generally of limited duration and pricing, quality and volume commitments are negotiated on a recurring basis. The failure to maintain continuing agreements with our manufacturing partner could adversely affect our business. We intend to introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturer.
As part of our cost-reduction efforts, we will need to realize lower per unit product costs from our manufacturing partner by means of volume efficiencies and the utilization of manufacturing sites in lower-cost geographies. However, we cannot be certain when or if such price reductions will occur. The failure to obtain such price reductions would adversely affect our gross margins and operating results.

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
Our future effective tax rate in particular could be adversely affected by a change in ownership pursuant to U.S. Internal Revenue Code Section 382. If a change in ownership occurs, it may limit our ability to utilize our net operating losses to offset our U.S. taxable income. If U.S. taxable income is greater than the change in ownership limitation, we will pay a higher rate of tax with respect to the amount of taxable income that exceeds the limitation. This would have a material adverse impact on our results of operations. On June 30, 2010, we amended our Rights Agreement to mitigate against the possibility of a Section 382 change in ownership with the objective of preserving our tax attributes. On April 26, 2011, we extended the amendment through April 30, 2012.
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

If We Do Not Realize The Expected Benefits From The Restructuring Plans We Announced In July 2011, Our Operating Results And Financial Conditions Could Be Negatively Impacted.

In July 2011, we announced a strategic restructuring designed to focus our resources on our R&D and product development efforts. We cannot guarantee that we will not have to undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our restructuring. If we are unable to realize the expected operational efficiencies from our restructuring activities, our operating results and financial condition could be adversely affected.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal administrative, sales, marketing and research and development facilities are located in Santa Clara, California. We also lease office space and executive suites in various other geographic locations domestically and internationally for sales and service personnel and engineering operations. Our aggregate lease expense for fiscal 2011 was approximately $4.3 million. We believe our current facilities will adequately meet our growth needs for the foreseeable future. In addition, we are actively engaged in efforts to sell excess property we acquired in prior years.

On September 23, 2010, we entered into an Option Agreement with Trumark Companies LLC (“Trumark”) in which we granted Trumark an option (the “Option”) to purchase half of our corporate headquarters campus (approximately eight acres) in Santa Clara, California, at a price of $24.0 million. Trumark made the first option payment of $0.5 million during the third quarter of fiscal 2011 and the second option payment of $0.5 million during the fourth quarter of fiscal 2011. These option payments are classified as a long term deferred gain on the sale of the building. Provided that Trumark continues to make the required Option payments, Trumark will have nineteen months to exercise the Option. If Trumark exercises the Option, the closing on the purchase of half of the corporate headquarters campus will occur thirty days after such exercise. Exercise of the Option is contingent upon the successful rezoning of the property for residential development and other requirements of the City of Santa Clara which are expected to be completed within 12 to 15 months. We continue to classify all of our corporate headquarters campus as an asset held for use until the purchase contingencies have been eliminated and it is probable that the sale will be concluded within 12 months.
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
On August 22, 2008, Kathleen Wheatley, an individual identifying herself as one of our shareholders, filed a motion for the Court to reconsider its ruling on August 12, 2008 granting our motion to dismiss. In response, we asked the Court to reject Ms. Wheatley's motion on various grounds, including that Ms. Wheatley is not a party to this derivative action. The Court denied Ms. Wheatley's motion. On September 4, 2008, Ms. Wheatley filed both a motion to intervene in the derivative action and a third amended complaint. The third amended complaint continues to allege that various of our current and former directors and officers breached their fiduciary duties and other obligations to us and violated state and federal securities laws in connection with its historical grants of stock options. We are named as a nominal defendant in the action, but we have customary indemnification agreements with the named defendants. On our behalf, Ms. Wheatley seeks unspecified monetary and other relief against the named defendants. The Court has granted Ms. Wheatley's motion to intervene. On October 16, 2008, we, as nominal defendant, moved to dismiss the third amended complaint. On November 17, 2009, the Court denied our motion to dismiss the third amended complaint, and on December 3, 2009, we filed a motion for reconsideration or in the alternative, a motion to certify the Order denying the Motion to Dismiss for immediate appeal. On April 2, 2010, the Court denied our Motion for Reconsideration and for Stay of Action and Certification and Appeal.
The parties thereafter engaged in discovery and agreed to mediate the action. Following mediation discussions, agreement was reached on terms of a settlement on December 22, 2010, as set forth in a Memorandum of Understanding (“MOU”) signed on December 31, 2010 with the lead plaintiff on behalf of all plaintiffs setting forth the terms of settlement. The settlement was submitted to the Court on April 8, 2011, and at a hearing on April 22, 2011, the Court granted preliminary approval to the settlement. On July 15, 2011, the Court issued a final order approving the settlement and terminating the litigation. In connection with the settlement, and upon approval by the Court, we have agreed to pay the plaintiff's counsel the amount of $3.5 million, of which $2.7 million will be reimbursed to us by a directors and officers insurer.  We recorded a $3.5 million payable and $2.7 million receivable on the balance sheet as of July 3, 2011. In addition, we recorded a net expense of $0.8 million in the Consolidated Statement of Operations for fiscal 2011 under Litigation Settlement.  On July 27, 2011, we paid $3.5 million to the plaintiffs. On August 24, 2011, we were reimbursed $2.7 million from our directors and officers insurer.
Intellectual Property Litigation
On April 20, 2007, we filed suit against Enterasys Networks in the United States District Court for the Western District of Wisconsin, Civil Action No. 07-C-0229-C. The complaint alleged willful infringement of U.S. Patents Nos. 6,104,700, 6,678,248, and 6,859,438, and sought injunctive relief against Enterasys' continuing sale of infringing goods and monetary damages. Enterasys responded to the complaint on May 30, 2007, and also filed counterclaims alleging infringement of three U.S. patents owned by Enterasys. On April 9, 2008, the Court dismissed Enterasys' counterclaims on one of its patents with prejudice. On May 5, 2008, the Court granted our motion for summary judgment, finding that we do not infringe Enterasys' two remaining patents and dismissing all of Enterasys' remaining counterclaims with prejudice. On May 30, 2008, a jury found that Enterasys infringed all three of our patents and awarded us damages in the amount of $0.2 million. The Court also ruled in our favor on Enterasys' challenge to the validity of our patents. On October 29, 2008, the Court denied Enterasys' post-trial motion for judgment as a matter of law, and granted Extreme Network's motion for a permanent injunction against Enterasys. The injunction order permanently enjoins Enterasys from manufacturing, using, offering to sell, selling in the U.S. and importing into the U.S. the Enterasys products accused of infringing Extreme Network's three patents. On March 16, 2009, the Court also denied Enterasys' motion for a new trial, but granted Enterasys' motion for a stay of the injunction pending appeal. On April 17, 2009, Enterasys filed its notice of appeal and on May 1, 2009, we filed a cross appeal. On September 30, 2010, the U.S. Court of Appeals for the Federal Circuit upheld the jury verdict of infringement by Enterasys of 3 of our patents and the Districts Court's summary judgment verdict of non-infringement by us of Enterasys' '727 patent. The U.S. Court of Appeals for the Federal Circuit reversed the finding of non-infringement by us of Enterasys '181 patent, holding that the District Court Judge applied an incorrect claim construction and reversed the District Court's denial of our request for attorneys' fees as premature. A new trial date of October 31, 2011 has been set by the Trial Court. We intend to vigorously defend this lawsuit, but due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of the matter at this time.
On June 21, 2005, Enterasys filed suit against Extreme and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Massachusetts, Civil Action No. 05-11298 DPW. The complaint alleges willful infringement of U.S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560,236, and seeks: a) a judgment that we willfully infringe each of the patents; (b) a permanent injunction from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) damages and a “reasonable royalty” to be determined at trial; (d) treble damages; (e) attorneys' fees, costs and interest; and (f) equitable relief at the Court's discretion. Foundry brought a claim for reexamination of five of the patents at issue to the U.S. Patent and Trademark Office. Enterasys has withdrawn allegations of infringement two of the patents, U.S. Patent Nos. 6,539,022 and 6,560,236. The stay of the Massachusetts action was lifted on May 21, 2010, and the Court completed claim construction hearings in December 2010. No claims construction order has been issued, and no trial date has been set. We intend to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of the matter at this time.
Other Legal Matters
Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The operative amended complaint names us as defendants; six of our present and former officers and/or directors, including our former CEO; and several investment banking firms that served as underwriters of our initial public offering and October 1999 secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. The parties to the lawsuits have reached a settlement, which was approved by the Court on October 6, 2009. Extreme Networks is not required to make any cash payments in the settlement. The Court subsequently entered a final judgment of dismissal. Certain objectors have appealed the judgment. If the appeal is successful, we intend to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of the matter at this time.

On October 20, 2010, we settled a lawsuit related to certain real property leases we entered into in June 2000.  Total settlement award was $5.0 million, of which $3.8 million was paid in the second quarter of fiscal 2011, $0.3 million was paid in the third quarter of fiscal 2011, and $0.2 million was paid in the fourth quarter of fiscal 2011. Certain payments have become delinquent from one of the defendants, and we expect the remaining amounts will be paid in fiscal 2012.
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

Stock Prices	High	Low
Fiscal year ended July 3, 2011:
First quarter	$3.26	$2.55
Second quarter	$3.25	$2.82
Third quarter	$4.06	$3.09
Fourth quarter	$3.50	$2.89
Fiscal year ended June 27, 2010:
First quarter	$3.06	$1.92
Second quarter	$2.98	$1.99
Third quarter	$3.39	$2.47
Fourth quarter	$3.68	$2.57

As of August 19, 2011, there were 288 stockholders of record of our common stock and 17,112 beneficial shareholders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings for the development of our business.
Certain information regarding our equity compensation plan(s) as required by Part II is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2011 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report.

STOCK PRICE PERFORMANCE GRAPH
Set forth below is a stock price performance graph comparing the annual percentage change in the cumulative total return on our common stock with the cumulative total returns of the CRSP Total Return Index for The NASDAQ Stock Market (U.S. companies) and the NASDAQ Computer Manufacturers Securities for the period commencing July 2, 2006 and ending on July 3, 2011. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.
Comparison of Five-Year Cumulative Total Returns
Performance Graph for Extreme Networks, Inc.

300.00
250.00
200.00
150.00
100.00
50.00
0.00

	7/2/2006	7/1/2007	6/29/2008	6/28/2009	6/27/2010	7/3/2011
Extreme Networks Inc.	100.00	97.36	70.67	48.80	67.79	77.88
NASDAQ Stock Market (US Companies)	100.00	119.20	105.27	67.28	82.33	105.79
NASDAQ Computer Manufacturers Index	100.00	143.72	146.45	115.75	190.59	244.08

Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Booth School of Business, The University of Chicago. Used with permission. All rights reserved.

Item 6. Selected Financial Data
The following table sets forth selected consolidated financial data for each of the fiscal years ended July 3, 2011, June 27, 2010, June 28, 2009, June 29, 2008 and July 1, 2007 derived from audited financial statements. These tables should be reviewed in conjunction with the Consolidated Financial Statements in Item 8 and related Notes, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results may not be indicative of future results.

	Year Ended
	July 3, 2011(1)	June 27, 2010(2)	June 28, 2009(3)	June 29, 2008(4)	July 1, 2007(5)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$334,428	$309,354	$335,559	$361,835	$342,834
Operating income (loss)	$3,114	$(1,424)	$2,061	$895	$(21,622)
Net income (loss)	$2,713	$227	$2,815	$8,381	$(14,197)
Net income (loss) per share – basic	$0.03	$0.00	$0.03	$0.07	$(0.12)
Net income (loss) per share – diluted	$0.03	$0.00	$0.03	$0.07	$(0.12)
Shares used in per share calculation – basic	91,423	89,281	94,225	115,002	114,122
Shares used in per share calculation – diluted	92,795	89,477	94,284	115,784	114,122
	As of
	July 3, 2011	June 27, 2010	June 28, 2009	June 29, 2008	July 1, 2007
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents, short-term investments and marketable securities	$146,977	$135,359	$130,440	$229,326	$215,855
Inventories	$21,583	$21,842	$12,380	$13,942	$21,681
Total assets	$270,973	$262,885	$243,013	$362,576	$346,726
Deferred revenue, net	$36,973	$37,185	$37,483	$40,290	$42,083
Other long-term liabilities	$2,474	$3,665	$4,675	$8,238	$11,106
Common stock and capital in excess of par value	$963,697	$956,922	$949,241	$943,283	$934,540
Accumulated deficit	$(656,448)	$(659,161)	$(659,388)	$(662,203)	$(670,584)
____________________

(1)	Fiscal 2011 net income includes share-based compensation expense of $5.2 million, restructuring charge, net of reversal of $3.8 million and litigation settlement of $4.2 million.

(2)	Fiscal 2010 net income includes share-based compensation expense of $6.2 million, restructuring charge of $4.2 million and litigation settlement of $1.0 million.

(3)	Fiscal 2009 net income includes share-based compensation expense of $3.9 million and restructuring charge of $2.2 million.

(4)	Fiscal 2008 net income includes share-based compensation expense of $5.1 million and restructuring charge of $0.9 million.

(5)	Fiscal 2007 net loss includes share-based compensation expense of $6.2 million and restructuring charge of $4.0 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
We develop and sell network infrastructure equipment and offer related services contracts for extended warranty and maintenance to our enterprise, data center and metropolitan telecommunications service provider customers. Substantially all of our revenue is derived from the sale of our networking equipment and related service contracts. In fiscal 2011, our revenue increased $25.1 million, gross profit increased $3.5 million, operating profit increased $4.5 million and net income increased $2.5 million as compared to fiscal 2010.
We believe that understanding the following key developments is helpful to an understanding of our operating results for fiscal 2011.
Impact of the Global Economic Developments
Although our net revenue and earnings per share both increased in fiscal 2011, we believe that the credit market crisis, slow economic recovery in the United States, and other challenges affecting global economic conditions placed significant limitations on our financial performance during fiscal 2011. Sales in the United States and some European countries were most impacted as a result of the soft global economy and the global credit crisis in the financial market and certain European countries, while sales in Asia were only minimally impacted by global economic developments and grew during the period. We believe that limited access to credit, conservative purchasing patterns and delays or cancellation of IT infrastructure plans in the face of continued uncertainty regarding the global economy, may continue to negatively impact overall demand for networking solutions, including Ethernet equipment.
We have taken and plan to continue to take other steps to manage our business in the current economic environment. For example, we have managed from time to time our contingent work force, scheduled shutdown weeks, reduced travel and other discretionary spending, realigned our product portfolio and organization to grow revenue and operating income, and controlled all hiring activities.
Increasing Demand for Bandwidth
We believe that the continued increase in demand for bandwidth will over time drive future demand for high performance Ethernet solutions. Wide-spread adoption of electronic communications in all aspects of our lives, proliferation of next generation converged mobile devices and deployment of triple-play services to residences and businesses alike, continues to generate demand for greater network performance across broader geographic locations. In parallel to these transformational forces within society and the community at large, the accelerating adoption of internet and intranet “cloud” solutions within business enterprises is enabling organizations to offer greater business scalability to improve efficiency and through more effective operations, improve profitability. In order to realize the benefits of these developments, customers require additional bandwidth and high performance from their network infrastructure at affordable prices. We are seeing the initial indications that the Ethernet segment of the networking equipment market will return to growth as enterprise, data center and carrier customers continue to recognize the performance and operating cost benefits of Ethernet technology.
Expanding Product Portfolio
We believe that continued success in our marketplace is dependent upon a variety of factors that includes, but is not limited to, our ability to design, develop and distribute new and enhanced products employing leading-edge technology. During fiscal 2011, we further extended our Ethernet product portfolio through the addition of the Summit X460 for Gigabit aggregation with port density and high-performance stacking technology and next release of the ExtremeXOS modular operating system, release 12.5.1. In the next fiscal year, we expect to offer the BlackDiamond BD-X, a highly-scalable core switch for IT and cloud data centers, the Summit X670 for data center top-of-rack deployments, the E4G Cell Site Router family for mobile backhaul, and a revamp of our RidgeLine network management platform
Industry Developments

The market for network infrastructure equipment is highly competitive and dominated by a few large companies. The current economic climate has further driven consolidation of vendors within the Ethernet networking market and with vendors from adjacent markets, including storage, security, wireless and voice applications. We believe that the underpinning technology for all of these adjacent markets is Ethernet. As a result, independent Ethernet switch vendors are being acquired or merged with larger, adjacent market vendors to enable them to deliver complete and broad solutions. As an independent Ethernet switch vendor, we must provide products that, when combined with the products of our large strategic partners, create compelling solutions for end user customers. Our approach is to focus on the intelligence and automation layer that spans our hardware products and that facilitates end-to-end solutions, as opposed to positioning Extreme Networks as a low-cost-vendor with point products. Lower overall market growth has also created an environment of declining margins due to increased competition between the remaining vendors in this space. During the last year, overall Ethernet port counts have grown, while industry revenues have decreased, signaling a decline in average selling price. Our lifecycle product and operational cost reduction efforts are therefore even more critical for margin preservation.
Realignment of Corporate Strategies
In fiscal 2011, we commenced a strategy to focus on growing revenue in specific market verticals and on improving operational effectiveness.  In the second half of fiscal 2011, we took the following actions - standardized our product chipsets to improve engineering productivity and reduce time to market for new products, reduced worldwide employee headcount by 139, announced the end of sale some of the products in our metro Ethernet product line, and commenced initial products shipments from our Hong Kong distribution center. We recognized a charge of $6.4 million in the third quarter of fiscal 2011, which comprises of $1.0 million restructuring charge for cash severance and $5.4 million for the write-down of assets and test equipment and exit costs related to the end of sale products. We recognized an additional $3.2 million restructuring charge for cash severance in the fourth quarter of fiscal 2011. We anticipate recognizing another $0.3 million in early fiscal 2012 related to the transition of certain employees impacted by the headcount reduction.
In addition, as a measure of progress, we are currently reporting on a quarterly basis the total percentage of revenue from our target vertical markets using a 4 quarter historical rolling average. As of the end of the fourth quarter of fiscal 2011, we reported that 27% of our revenue had come from the targeted verticals.

Amendment to Rights Agreement

On April 26, 2011, our Board of Directors adopted an amendment (the “Amendment”) to our Rights Agreement, dated as of April 27, 2001 as amended (the “Rights Plan”). The Board reviewed the necessity of the provision of the Rights Plan adopted to preserve the value of our deferred tax assets, including our net operating loss carry forwards, with respect to our ability to fully use these tax benefits to offset future income which may be limited if we experience an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986 as a result of ordinary buying and selling of our common stock. Our Board determined that it was in our stockholders' best interest to extend the term of the Rights Plan and the Amendment was adopted to extend the term of the Rights Plan from April 27, 2011 to April 30, 2012.

Results of Operations
Fiscal 2011 had 53 weeks, compared with 52 weeks in fiscal 2010 and fiscal 2009, and we believe that this extra week may have had a positive impact on our sales. However, we are not able to quantify the effect of the slightly longer year on our operating results.
Our operations and financial performance have been affected by the economic factors described above, and during fiscal 2011, we achieved the following results:

•	Net revenue of $334.4 million, an increase of 8% over fiscal 2010 net revenue of $309.4 million.

•	Product revenue of $274.4 million, an increase of 10% from fiscal 2010 product revenue of $249.0 million.

•	Service revenue of $60.0 million, in-line with fiscal 2010 service revenue of $60.3 million

•
Total gross margin was 53.8% of net revenue in fiscal 2011 (including share-based compensation expense of $0.7 million), compared to 57.1% in fiscal 2010 (including share-based compensation expense of $1.0 million).

•
Net income was $2.7 million in fiscal 2011 (including share-based compensation expense of $5.2 million, restructuring charge of $3.8 million and litigation settlement of $4.2 million), an increase from net income of $0.2 million in fiscal 2010 (including share-based compensation expense of $6.2 million and restructuring charge of $4.2 million and litigation settlement of $1.0 million).

•
Cash flow provided by operating activities was $16.8 million, compared to cash flow provided by operating activities of $10.9 million in fiscal 2010, an increase of $5.8 million. Cash and cash equivalents, short-term investments and marketable securities were $147.0 million as of July 3, 2011, an increase of $11.6 million, primarily due to cash provided by operating activities.

Net Revenue
The following table presents net product and service revenue for the fiscal years 2011, 2010 and 2009 (dollars in thousands):

	Year Ended				Year Ended
	July 3, 2011	June 27, 2010	$ Change	% Change	June 27, 2010	June 28, 2009	$ Change	% Change
Net Revenue:
Product	$274,388	$249,035	$25,353	10.2%	$249,035	$273,772	$(24,737)	(9.0)%
Percentage of net revenue	82.1%	80.5%			80.5%	81.6%
Service	60,040	60,319	(279)	(0.5)%	60,319	61,787	(1,468)	(2.4)%
Percentage of net revenue	18.0%	19.5%			19.5%	18.4%
Total net revenue	$334,428	$309,354	$25,074	8.1%	$309,354	$335,559	$(26,205)	(7.8)%

Product revenue increased in fiscal 2011 as compared to fiscal 2010 primarily due to growth in our Asia Pacific region and select strategic partners such as Ericsson AB, which accounted for 11% of our overall business, as well as increasing stability in the EMEA market. In the first quarter of fiscal 2010, we experienced supply constraint issues which resulted in the loss of business.
Product revenue decreased in fiscal 2010 as compared to fiscal 2009 primarily due to the global economic downturn and competitive pricing. In addition, in the first quarter of fiscal 2010, we experienced supply constraint issues which resulted in the loss of business.
Service revenue was flat in fiscal 2011 as compared to fiscal 2010 primarily due to the reduction of maintenance revenue for end-of-life products, offset by growth in new value-added services, coupled with maintenance service contracts attached to increased product sales
Service revenue decreased in fiscal 2010 as compared to fiscal 2009 primarily due to a reduction in renewals of service maintenance agreements for products which are entering end of support life.
We operate in three regions: North America, which includes the United States, Canada, Mexico, and Central America; EMEA, which includes Europe, Middle East, Africa and South America; and APAC which includes Asia Pacific and Japan. The following table presents the total net revenue geographically for the fiscal years 2011, 2010 and 2009 (dollars in thousands):

	Year Ended				Year Ended
Net Revenue	July 3, 2011	June 27, 2010	$ Change	% Change	June 27, 2010	June 28, 2009	$ Change	% Change
North America:
United States	$108,652	$115,361	$(6,709)	(5.8)%	$115,361	$117,799	$(2,438)	(2.1)%
Other	14,959	7,875	7,084	90.0%	7,875	13,196	(5,321)	(40.3)%
Total North America	123,611	123,236	375	0.3%	123,236	130,995	(7,759)	(5.9)%
Percentage of net revenue	37.0%	39.8%			39.8%	39.0%
EMEA	144,086	133,736	10,350	7.7%	133,736	153,764	(20,028)	(13.0)%
Percentage of net revenue	43.1%	43.2%			43.2%	45.8%
APAC	66,731	52,382	14,349	27.4%	52,382	50,800	1,582	3.1%
Percentage of net revenue	20.0%	16.9%			16.9%	15.1%
Total net revenues	$334,428	$309,354	$25,074	8.1%	$309,354	$335,559	$(26,205)	(7.8)%

Revenue in North America remained consistent in fiscal 2011 as compared to fiscal 2010 primarily due to slow economic recovery and organizational structure changes in the United States, offset by growth in Mexico and Central America for several large strategic deals. Revenue in the United States decreased in fiscal 2011 as compared to fiscal 2010 primarily due to slow economic recovery and organizational structure changes. Revenue in EMEA increased in fiscal 2011 as compared to fiscal 2010 primarily due to increasing demand in Central and Northern Europe and growth with Ericsson AB. Revenue in APAC increased in fiscal 2011 as compared to fiscal 2010 primarily due to stronger service provider and enterprise sales in China, Korea and Southeast Asia.

Revenue in North America decreased in fiscal 2010 as compared to fiscal 2009 primarily due to supply chain issues in the first quarter of fiscal 2010 and a weaker economy in the United States. Revenue in the United States decreased in fiscal 2010 as compared to fiscal 2009 primarily due to supply chain issues in the first quarter of fiscal 2010 and a weaker economy. Revenue in EMEA decreased in fiscal 2010 as compared to fiscal 2009 primarily due to weaker service provider sales in Europe and a weaker economy in Western Europe. Revenue in APAC increased in fiscal 2010 as compared to fiscal 2009 primarily due to stronger sales in China to a large service provider end user.
We rely upon multiple channels of distribution, including distributors, direct resellers, OEM, and direct sales.  Revenue through our distributor channel was 52% of total product revenue in fiscal 2011, 59% in fiscal 2010 and 53% in fiscal 2009. The decrease in distributor channel revenue over the past three years was due to a shift in sales from distributors to our OEMs and direct resellers.
The level of sales to any one customer, including a distributor, may vary from period to period.
Cost of Revenue and Gross Profit
The following table presents the gross profit on product and service revenue and the gross profit percentage of net revenue for the fiscal years 2011, 2010 and 2009 (dollars in thousands):

	Year Ended				Year Ended
	July 3, 2011	June 27, 2010	$ Change	% Change	June 27, 2010	June 28, 2009	$ Change	% Change
Gross profit:
Product	$144,832	$141,037	$3,795	2.7%	$141,037	$157,041	$(16,004)	(10.2)%
Percentage of product revenue	52.8%	56.6%			56.6%	57.4%
Service	35,129	35,456	(327)	(0.9)%	35,456	33,621	1,835	5.5%
Percentage of service revenue	58.5%	58.8%			58.8%	54.4%
Total gross profit	$179,961	$176,493	$3,468	2.0%	$176,493	$190,662	$(14,169)	(7.4)%
Percentage of net revenue	53.8%	57.1%			57.1%	56.8%

Cost of product revenue includes costs of raw materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans, and document control. We outsource substantially all of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, document control and distribution at our facility in Santa Clara, California. Accordingly, a significant portion of our cost of product revenue consists of payments to our primary contract manufacturer, Alpha Networks, located in Hsinchu, Taiwan. In addition, we OEM our wireless product line from Motorola.
Product gross profit in fiscal 2011 increased as compared to fiscal 2010 primarily due to increased revenue offset by higher material cost and a $5.4 million charge associated with the write-down of inventory from our strategic realignment.
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
Our cost of service revenue consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross profit in fiscal 2011 remained flat as compared to fiscal 2010 as revenue and costs were relatively unchanged from the prior year.
Service gross profit in fiscal 2010 increased as compared to fiscal 2009 primarily due to lower return material authorization costs of $1.6 million and cost savings in professional services.
Operating Expenses
The following table presents operating expenses and operating income (in thousands, except percentages):

	Year Ended				Year Ended
	July 3, 2011	June 27, 2010	$ Change	% Change	June 27, 2010	June 28, 2009	$ Change	% Change
Sales and marketing	$103,277	$96,621	$6,656	6.9%	$96,621	$98,235	$(1,614)	(1.6)%
Research and development	49,330	49,390	(60)	(0.1)%	49,390	58,176	(8,786)	(15.1)%
General and administrative	24,683	26,839	(2,156)	(8.0)%	26,839	29,945	(3,106)	(10.4)%
Restructuring charge, net of reversal	3,806	4,238	(432)	(10.2)%	4,238	2,245	1,993	88.8%
Litigation settlement	(4,249)	829	(5,078)	(612.5)%	829	—	829	100.0%
Total operating expenses	$176,847	$177,917	$(1,070)	(0.6)%	$177,917	$188,601	$(10,684)	(5.7)%
Operating income (loss)	$3,114	(1,424)	$4,538	(318.7)%	(1,424)	$2,061	$(3,485)	(169.1)%

The following table highlights our operating expenses and operating income as a percentage of net revenues:

	Year Ended
	July 3, 2011	June 27, 2010	June 28, 2009
Sales and marketing	30.9%	31.2%	29.3%
Research and development	14.8%	16.0%	17.3%
General and administrative	7.4%	8.7%	8.9%
Restructuring charge, net of reversal	1.1%	1.4%	0.7%
Litigation settlement	(1.3)%	0.3%	0.0%
Total operating expenses	52.9%	57.5%	56.2%
Operating (loss) income	0.9%	(0.5)%	0.6%

Sales and Marketing Expenses
Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses increased in fiscal 2011 as compared to fiscal 2010 primarily due to $3.2 million higher salary and benefits expense resulting from increased headcount, $2.3 million higher commissions due to increased revenue, and $0.6 million increase in new marketing initiatives to improve brand awareness.
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
Research and Development Expenses
Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products. Research and development expenses remained flat in fiscal 2011 as compared to fiscal 2010 primarily due to a $3.5 million increase in engineering project expenses offset by a $2.4 million decrease in salaries and benefits due to a reduction in headcount, a $0.5 million decrease in professional fees related to development work, and a $0.6 million decrease in stock-based compensation expense.
Research and development expenses decreased in fiscal 2010 as compared to fiscal 2009 primarily due to lower salaries and benefits expenses of $6.7 million due to lower headcount and lower engineering project expenses of $2.7 million due to discontinuation of several engineering projects, offset by a $0.5 million increase in stock-based compensation expense. We expense all research and development expenses as incurred.
General and Administrative Expenses
General and administrative expenses decreased in fiscal 2011 as compared to fiscal 2010 primarily due to a $1.7 million decrease in litigation expenses.
General and administrative expenses decreased in fiscal 2010 as compared to fiscal 2009 primarily due to lower professional fees of $2.9 million and lower salaries and benefits expense of $1.4 million due to lower headcount, offset by an increase in share-based compensation expense of $0.9 million.
Restructuring Charge, Net of Reversal
During fiscal 2011, 2010 and 2009, we recorded restructuring charges of $3.8 million, $4.2 million, and $2.2 million, respectively.
In fiscal 2011, we commenced a strategy to focus on growing revenue in specific market verticals and on improving operational effectiveness.  As part of the strategy, we reduced headcount by 139 and incurred total restructuring charges of $4.2 million, of which $1.0 million and $3.2 million were recognized in the third and fourth quarter of fiscal 2011, respectively. We anticipate recognizing another $0.3 million in early fiscal 2012 related to the transition of certain employees impacted by the headcount reduction.
During the fourth quarter of fiscal 2011, the lease term for the excess leased facilities ended. We recognized a restructuring reversal of $0.4 million related to the true up of operating and rent expenses.
Charges in fiscal 2010 were:

•
$4.6 million related to a restructuring of the organization from a business unit organization to a functional organization. In connection with the restructuring, we had a reduction in force ("RIF") and terminated 8% of our workforce. Total termination benefits were $4.1 million. The RIF was executed and completed in the second quarter of fiscal 2010. In addition, we eliminated certain redundant engineering projects in conjunction with the reorganization. We incurred $0.5 million related to the discontinued engineering projects.

•	$0.2 million increase in facilities operating expenses related to one of our restructured facilities.

•	$0.5 million reversal of restructuring expense due to higher projected sublease receipt from a sublease renewal arrangement.

•	$0.1 million reversal of restructuring expense related to the settlement of employment termination benefits incurred in the third fiscal quarter of 2009.
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

•	These charges were offset by a reversal of $0.5 million of restructuring expense due to higher than projected sublease receipt from a sublease renewal arrangement.
Litigation Settlement
On October 20, 2010, we settled a lawsuit related to certain real property leases it entered into in June 2000.  Total settlement award was $5.0 million, of which $3.8 million was paid in the second quarter of fiscal 2011, $0.3 million was paid in the third quarter of fiscal 2011, and $0.2 million was paid in the fourth quarter of fiscal 2011. Certain payments have become delinquent from one of the defendants, and we expect the remaining amounts will be paid in fiscal 2012.
On April 8 2011, we filed a Stipulation of Settlement in the consolidated shareholder derivative actions entitled In re Extreme Networks, Inc., Shareholder Derivative Litigation. As part of the settlement, and if the settlement is ultimately accepted by the Court, we have agreed to pay the plaintiff's counsel for their service in the action in the amount of $3.5 million, of which $2.7 million will be reimbursed to us by our directors and officer insurer. We recorded a $3.5 million payable and $2.7 million receivable on the balance sheet in the second quarter of fiscal 2011. In addition, we recorded a net expense of $0.8 million in the Consolidated Statement of Operations for fiscal 2011 under Litigation Settlement. On July 15, 2011, a final order and judgment was made in the shareholder derivative lawsuit, whereby we agreed to pay a settlement of $3.5 million to the plaintiffs which was paid on July 27, 2011. On August 24, 2011, we were reimbursed $2.7 million from our directors and officers insurer.
Interest Income

Interest income was $1.3 million in fiscal 2011, $1.5 million in fiscal 2010 and $3.4 million in fiscal 2009, representing a decrease of $0.2 million in fiscal 2011 from fiscal 2010, and a decrease of $1.9 million in fiscal 2010 from fiscal 2009. The decrease in interest income in fiscal 2011 from fiscal 2010 was due to a decrease in the average interest yield from 1.6% in fiscal 2010 to 1.2% in fiscal 2011. The decrease in interest income in fiscal 2010 from fiscal 2009 was due to a decrease in average funds available for investment and a decline in average interest yield from 2.4% in fiscal 2009 to 1.6% in fiscal 2010.
Interest Expense
Interest expense was $0.1 million for each fiscal year 2011, 2010 and 2009. Interest expense in fiscal 2011 and fiscal 2010 were primarily related to interest amortization of technology agreements.
Other Income (Expense), net
Other income (expense) net, was expense of $0.6 million in fiscal 2011, expense of $0.1 million in fiscal 2010 and income of $13,000 in fiscal 2009.
Other expense in fiscal 2011 was primarily comprised of foreign currency losses of $0.6 million due to a weaker U.S. dollar.
Other expense in fiscal 2010 was primarily comprised of foreign currency losses of $0.4 million, offset by realized gain on investments of $0.1 million. Other expense for the fiscal year 2010 also included an unrealized loss of $2.1 million on our Auction Rate Securities ("ARS") offset by $2.1 million gain in fair value of the Put Option related to our acceptance of the UBS Rights offer to repurchase our ARS in the third quarter of fiscal 2009.
Other income in fiscal 2009 was primarily comprised of foreign currency gains due to the strengthening of the U.S. dollar in fiscal 2009.
Provision (Benefit) for Income Taxes
We recorded an income tax provision of $1.0 million for fiscal 2011. The effective tax rate in fiscal 2011 was 26.9% which differs from the federal statutory tax rate of 35% due primarily to the tax impact of income from foreign operations and the change in valuation allowance. As of July 3, 2011, we had net operating loss carryforwards for federal and state tax purposes of $262.1 million and $92.3 million, respectively, of which $53.7 million and $32.2 million, respectively, represent deductions from share-based compensation for which a benefit would be recorded in additional paid-in capital when realized. We also had federal and state tax credit carryforwards of $10.6 million and $19.5 million, respectively, as of July 3, 2011. Federal net operating loss carryforwards of $262.1 million will expire between 2013 through 2030 and state net operating losses of $92.3 million will expire between 2012 through 2031, if not utilized. Federal tax credits of $10.6 million will expire beginning in 2020, if not utilized and state tax credits of $1.7 million will expire beginning in 2012, if not utilized. The additional state tax credits of $17.8 million will carry forward indefinitely.
The income tax benefit of $0.4 million and income tax expense of $2.5 million for fiscal 2010 and 2009, respectively, were recorded for taxes due on income generated in U.S federal, certain states and foreign tax jurisdictions. The effective tax rate was 223.6% and 46.8% for fiscal 2010 and 2009, respectively, which differs from the federal statutory tax rate of 35% due primarily to the benefit of U.S. net operating losses carryforwards and the tax impact of income from foreign operations.

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
Share-based Payments
We use the Black-Scholes option-pricing model to determine the fair value of option awards and share purchase options under our Employee Stock Purchase Plan (“ESPP”) on the date of grant with the weighted average assumptions. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The expected term of purchase options under our ESPP represents the contractual life of the ESPP purchase period. The risk-free rate based upon the estimated life of the option and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on both the implied volatilities from traded options on our stock and historical volatility on our stock. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Our estimated forfeiture rate based on our historical forfeiture experience is approximately 12% in fiscal 2010 for all employees. In fiscal 2011, our estimated forfeiture rates are 10% for executives and 13% for non-executive employees. We use the straight-line method for expense attribution, and we estimate forfeitures and only recognize expense for those shares expected to vest.
Revenue Recognition
In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which excludes from the scope of software revenue guidance the revenue arrangements which include tangible products that contain software components and non-software components that function together to deliver the tangible product's essential functionality. At the same time, the FASB also issued another accounting standard which changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on its relative selling price. The new standards are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted the new standards on June 28, 2010. The adoption did not materially affect our results for the fiscal year ended July 3, 2011 and is not anticipated to have a material effect on future periods.
Our networking products are tangible products that contain software and non-software components that function together to deliver the tangible product's essential functionality. Therefore, pursuant to the guidance of the new accounting standard, for transactions initiated on or after the beginning of our fiscal year 2011, we now allocate the total arrangement consideration to each separable element of an arrangement based on the relative selling price of each element. Under previous applicable guidance, we first allocated arrangement revenue using our vendor-specific objective evidence of fair value (“VSOE”) for the undelivered elements of our arrangements, and then allocated the residual revenue to the delivered elements.
Under the guidance of the new accounting standards, when our sales arrangements contain multiple elements, such as products, software licenses, maintenance agreements, and/or professional services, we determine the standalone selling price for each element based on a selling price hierarchy. The application of the new accounting standard does not change the units of accounting for our multiple element arrangements. Under the selling price hierarchy, the selling price for each deliverable is based on our vendor-specific objective evidence (“VSOE”), which is determined by a substantial majority of our historical standalone sales transactions for a product or service falling within a reasonable range. If VSOE is not available due to a lack of standalone sales transactions or lack of pricing within a narrow range, then third party evidence (“TPE”), as determined by the standalone pricing of competitive vendor products in similar markets, is used. TPE typically is difficult to establish due to the proprietary differences of competitive products and difficulty in obtaining reliable competitive standalone pricing information. When neither VSOE nor TPE is available, we determine best estimate of standalone selling price (“ESP”) for a product or service by considering several factors including, but not limited to, the 12-month historical median sales price, sales channels, geography, gross margin objectives, competitive product pricing, and product lifecycle. In consideration of all relevant pricing factors, we apply management judgment to determine best estimate of selling price through consultation with and formal approval by our management for all products and services for which neither VSOE nor TPE is available. Generally the standalone selling price of services is determined using VSOE and the standalone selling price of other deliverables is determined by using ESP. We regularly review VSOE, TPE and ESP for all of our products and services and maintain internal controls over the establishment and updates of these estimates.
Pursuant to the software revenue recognition accounting standard, we continue to recognize revenue for software using the residual method for our sales of standalone software products, including software upgrades, and for the sale of software that is not essential to the functionality of the hardware with which it is sold. After allocation of the relative selling price to each element of the arrangement, we recognize revenue in accordance with our policies for product, software, and service revenue recognition.
We derive the majority of our revenue from sales of our networking equipment, with the remaining revenue generated from service fees relating to maintenance service contracts, professional services, and training for our products. We generally recognize product revenue from our value-added resellers, non-stocking distributors and end-user customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable and collection of the sales proceeds is reasonably assured. In instances where the criteria for revenue recognition are not met, revenue is deferred until all criteria have been met. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis over the contractual service period. Our total deferred product revenue from customers other than distributors was $2.0 million and $1.4 million as of July 3, 2011 and June 27, 2010, respectively. Our total deferred revenue for services, primarily from service contracts, was $36.0 million as of July 3, 2011 and $36.4 million as of June 27, 2010. Service contracts typically range from one to two years. Shipping costs are included in cost of product revenues. Sales taxes collected from customers that are not tax exempt are excluded from revenues.
We make certain sales to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock our products and sell primarily to resellers. We defer recognition of revenue on all sales to our stocking distributors until the distributors sell the product, as evidenced by monthly “sales-out” reports that the distributors provide to us. We grant these distributors the right to return a portion of unsold inventory for the purpose of stock rotation and certain price protection rights. The distributor-related deferred revenue and receivables are adjusted at the time of the stock rotation return or price reduction. We also provide distributors with credits for changes in selling prices based on competitive conditions, and allow distributors to participate in cooperative marketing programs. We maintain estimated accruals and allowances for these exposures based upon our contractual obligations. In connection with cooperative advertising programs, we do not meet the criteria for recognizing the expenses as marketing expenses and accordingly, the costs are recorded as a reduction to revenue in the same period that the related revenue is recorded.
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
We provide an allowance for sales returns based on our historical returns, analysis of credit memo data and our return policies. The allowance for sales returns was $0.6 million and $0.9 million as of July 3, 2011 and June 27, 2010, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. If the historical data that we use to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenue. We estimate and adjust this allowance at each balance sheet date.
Inventory Valuation
Our inventory balance was $21.6 million as of July 3, 2011, compared with $21.8 million as of June 27, 2010. We value our inventory at lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We provide inventory allowances based on excess and obsolete inventories determined primarily by future demand forecasts. The allowance is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Any written down or obsolete inventory subsequently sold has not had a material impact on gross margin for any of the periods disclosed. Inventory write-downs charged to cost of product revenue were $2.2 million in fiscal 2011, $1.9 million in fiscal 2010 and $2.3 million in fiscal 2009.
Long Lived Assets
Long lived assets include intangible assets, service inventory, and deposits. Intangible assets include technology agreements that are amortized over their contractual periods using the straight-line method of amortization. The related liability for the technology agreement is recorded in other accrued liabilities and other long-term liabilities. We hold service inventory to support customers who have purchased service contracts for their Extreme Networks' equipment, where the service contracts have a hardware replacement element.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.
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
Our accrued warranty balance was $2.6 million and $3.2 million as of July 3, 2011 and June 27, 2010, respectively. The determination of our warranty requirements is based on our actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust this accrual at each balance sheet date in accordance with changes in these factors.
The cost of new warranties issued that was charged to cost of product revenue was $2.4 million in fiscal 2011, $2.9 million in fiscal 2010, and $3.5 million in fiscal 2009.
Accounts Receivable and Allowance for Doubtful Accounts
Our accounts receivable balance, net of allowance for doubtful accounts, was $33.7 million and $42.1 million as of July 3, 2011 and June 27, 2010, respectively. The allowance for doubtful accounts for trade accounts receivable was $0.8 million as of July 3, 2011 and June 27, 2010. We continually monitor and evaluate the collectability of our trade receivables based on a combination of factors. We record specific allowances for bad debts in general and administrative expense when we become aware of a specific customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends in the length of time the receivables are past due and historical collection experience. We mitigate some collection risk by requiring most of our customers in the Asia-Pacific region, excluding Japan and Australia, to pay cash in advance or secure letters of credit when placing an order with us. Our provision for doubtful accounts was a benefit of $9,000 in fiscal 2011, expense of $26,000 in fiscal 2010 and expense of $0.2 million in fiscal 2009.
Deferred Tax Asset Valuation Allowance
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Significant management judgment is required in determining our valuation allowance recorded against our net deferred tax assets. We make an assessment of the likelihood that our net deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not believed to be likely, a valuation allowance is established. In fiscal 2011, the valuation allowance decreased by $4.6 million to $150.5 million, and in fiscal 2010, the valuation allowance increased by $11.5 million to $155.1 million. We have not provided a valuation allowance against any of our non-U.S. deferred tax assets.
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
Accounting for Uncertainty in Income Taxes
We had unrecognized tax benefits of $26.0 million as of July 3, 2011. If fully recognized in the future, $1.1 million would impact our effective tax rate, and $24.9 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. It is reasonably possible that the amount of unrealized tax benefit could decrease by approximately $0.3 million during the next twelve months due to the expiration of the statute of limitations in certain foreign jurisdictions.
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

Liquidity and Capital Resources
The following summarizes information regarding our cash, investments, and working capital (in thousands):

	July 3, 2011	June 27, 2010
Cash and cash equivalent	$49,972	$51,944
Short-term investments	41,357	64,854
Marketable securities	55,648	18,561
Total cash and investments	$146,977	$135,359
Working capital	$57,561	$82,629

Cash and cash equivalents decreased by $2.0 million primarily due to cash provided by operating activities of $16.8 million and cash from financing activities of $2.5 million, offset by cash used in investing activities of $22.1 million. Refer to further discussions below under Key Components of Cash Flows and Liquidity.
Short-term investments decreased by $23.5 million primarily due to the sale of $25.3 million of ARS in the first quarter of fiscal 2011 whereby most of the proceeds from the sale were reinvested in marketable securities. Refer to further discussions below under Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Marketable securities increased by $37.1 million primarily due to new investments with longer term maturities.
The decrease in working capital of $25.1 million was primarily due to the reduction of short-term investments as funds were reinvested in marketable securities.
Key Components of Cash Flows and Liquidity
A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Year Ended
	July 3, 2011	June 27, 2010	June 28, 2009
Net cash provided by operating activities	$16,777	$10,943	$1,636
Net cash (used in) provided by investing activities	$(22,079)	$(8,774)	$72,906
Net cash provided by (used in) financing activities	$2,530	$1,085	$(99,256)
Foreign currency effect on cash	$800	$(543)	$(76)
Net (decrease) increase in cash and cash equivalents	$(1,972)	$2,711	$(24,790)

Cash and cash equivalents, short-term investments and marketable securities were $147.0 million at July 3, 2011, representing an increase of $11.6 million from $135.4 million at June 27, 2010. This increase was primarily due to cash provided by operations of $16.8 million and cash provided by financing activities of $2.5 million, offset by capital expenditures of $5.7 million.
Cash provided by operating activities was $16.8 million, an increase of $5.9 million compared to cash provided by operating activities of $10.9 million in fiscal 2010. Accounts receivable, net, decreased to $33.7 million at July 3, 2011 from $42.1 million at June 27, 2010. Days sales outstanding in receivables decreased to 38 days at July 3, 2011 from 45 days at June 27, 2010. The decrease in accounts receivable and days sales outstanding were primarily due to stronger collections on an increased revenue base resulting in a lower receivables balance. Inventories decreased to $21.6 million at July 3, 2011 from $21.8 million at June 27, 2010. Inventory was $21.6 million at July 3, 2011 to maintain supply continuity due to the potential supply disruptions after the Japan Tsunami which did not materialize and to anticipate growth in product revenue.
Deferred revenue, net decreased to $37.0 million at July 3, 2011 from $37.2 million at June 27, 2010. This decrease was primarily due to a reduction in the sales of maintenance agreements with a duration greater than one year.
Cash flow used in investing activities was $22.1 million. Capital expenditures were $5.7 million and purchases of investments were $111.8 million, offset by proceeds from maturities of investments and marketable securities of $33.6 million and sales of investments and marketable securities of $61.8 million.
Cash provided by financing activities was $2.5 million from the issuance of common stock and the deposit received from the sale of the building.
As of July 3, 2011, we had letters of credit totaling $0.2 million secured by cash. These letters of credit are primarily issued in lieu of making cash deposits with third parties.
Contractual Obligations
The following summarizes our contractual obligations at July 3, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than Five Years
Contractual Obligations:
Non-cancelable inventory purchase commitments	$25,975	$25,975	$—	$—	$—
Non-cancelable operating lease obligations	9,163	3,736	3,991	756	680
Other non-cancelable purchase commitments	275	275	—	—	—
Total contractual cash obligations	$35,413	$29,986	$3,991	$756	$680

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $26.0 million as of July 3, 2011, a decrease of $13.1 million from $39.1 million as of June 27, 2010. The decrease was primarily due to changes in materials planning as well as the transition from a contract manufacturing model to utilization of Original Design Manufacturers which do not require excess purchase commitments.
The amounts in the table above exclude $1.1 million of income tax liabilities related to uncertain tax positions as we are unable to reasonably estimate the timing of settlement.
We did not have any material commitments for capital expenditures as of July 3, 2011. Other non-cancelable purchase commitments represent OEM and technology agreements.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of July 3, 2011.
Capital Resources and Financial Condition
As of July 3, 2011, in addition to $50.0 million in cash and cash equivalents, we had $41.4 million invested in short-term investments and $55.6 million invested in long-term marketable investments for a total cash and cash equivalents, short-term investments and marketable securities of $147.0 million.
During fiscal 2011, we sold $25.3 million of interest bearing ARS that represented investments in pools of student loans. These ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The ARS were held by UBS at a loss with a corresponding offer from UBS entitling us to sell at par value the ARS originally purchased from UBS (approximately $40.8 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012. During fiscal 2010, UBS exercised its rights to call back the ARS at par for $9.8 million and issuers sold $5.7 million of ARS at par. On June 30, 2010, we sold the remaining ARS balance of $25.3 million at par under the UBS Rights offer. On July 1, 2010, we received $25.3 million plus accrued interest in cash from UBS for the ARS settlement.
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
The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of July 3, 2011 and June 27, 2010. This table does not include money market funds because those funds are generally not subject to market risk. Included within short-term investments as of June 27, 2010 within this table is our ARS portfolio held at UBS.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
July 3, 2011
Included in short-term investments	$10,524	$30,833	—	$41,357	$41,357
Weighted average interest rate	0.95%	1.18%	—
Included in marketable securities	—	—	$55,648	$55,648	$55,648
Weighted average interest rate	—	—	1.13%

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
June 27, 2010
Included in short-term investments	$31,255	$33,599	—	$64,854	$64,854
Weighted average interest rate	1.62%	1.84%	—
Included in marketable securities	—	—	$18,561	$18,561	$18,561
Weighted average interest rate	—	—	1.58%

The following tables present hypothetical changes in fair value of the financial instruments held at July 3, 2011 that are sensitive to changes in interest rates:

Unrealized gain given a decrease in interest rate of X bps		Fair value as of	Unrealized loss given an increase in interest rate of X bps
(100 bps)	(50 bps)	July 3, 2011	100 bps	50 bps
(In thousands)
$1,204	$597	$97,005	$(1,176)	$(592)

We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Such an unrealized gain or loss does not reduce net income for the applicable accounting period. If the fair value of an available-for-sale debt instrument is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) we intend to sell the instrument, (2) it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis, or (3) we do not expect to recover the entire amortized cost basis of the instrument (that is, a credit loss exists). If we intend to sell or it is more likely than not that we will be required to sell the available-for-sale debt instrument before recovery of its amortized cost basis, we recognize an other-than-temporary impairment in earnings equal to the entire difference between the debt instruments’ amortized cost basis and its fair value. For available-for-sale debt instruments that are considered other-than-temporarily impaired due to the existence of a credit loss, if we do not intend to sell and it is not more likely than not that we will be required to sell the instrument before recovery of its remaining amortized cost basis (amortized cost basis less any current-period credit loss), we separate the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the debt instrument’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the debt instrument’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income (loss).
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
Foreign Exchange Forward Contracts
We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona, the Indian Rupee and the British Pound. These derivatives do not qualify as hedges. At July 3, 2011, these forward foreign currency contracts had a notional principal amount of $28.4 million and unrealized losses on foreign exchange contracts of $0.2 million. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses from operations were a loss of $0.6 million in fiscal 2011, a loss of $0.4 million in fiscal 2010 and a loss of $0.1 million in fiscal 2009.

Item 8. Financial Statements and Supplementary Data

Report of KPMG LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Extreme Networks, Inc.

We have audited the accompanying consolidated balance sheet of Extreme Networks, Inc. and subsidiaries (the Company) as of July 3, 2011, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule listed in the Index under Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Extreme Networks, Inc. and subsidiaries as of July 3, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of July 3, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 29, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Mountain View, California
August 29, 2011

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Extreme Networks, Inc.
We have audited the accompanying consolidated balance sheet of Extreme Networks, Inc. as of June 27, 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 27, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Extreme Networks, Inc. at June 27, 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 27, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
San Francisco, California
August 20, 2010

EXTREME NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	July 3, 2011	June 27, 2010
ASSETS
Current assets:
Cash and cash equivalents	$49,972	$51,944
Short-term investments	41,357	64,854
Accounts receivable, net of allowances of $1,412 at July 3, 2011 and $1,969 at June 27, 2010	33,689	42,057
Inventories, net	21,583	21,842
Deferred income taxes	681	392
Prepaid expenses and other current assets, net	10,132	3,932
Total current assets	157,414	185,021
Property and equipment, net	41,877	43,572
Marketable securities	55,648	18,561
Intangible assets	4,906	5,465
Other assets, net	11,128	10,266
Total assets	$270,973	$262,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,092	$18,543
Accrued compensation and benefits	13,723	16,305
Restructuring liabilities	3,183	3,097
Accrued warranty	2,640	3,169
Deferred revenue, net	29,613	29,552
Deferred distributors revenue, net of cost of sales to distributors	16,552	18,345
Other accrued liabilities	19,050	13,381
Total current liabilities	99,853	102,392
Restructuring liabilities, less current portion	—	273
Deferred revenue, less current portion	7,360	7,633
Deferred income taxes	93	731
Other long-term liabilities	2,381	2,661
Commitments and contingencies (Note 3)	—	—
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 132,147,451 and 92,522,146 shares issued and outstanding, respectively, at July 3, 2011 and 129,827,715 and 90,202,410 shares issued and outstanding, respectively, at June 27, 2010	132	130
Treasury stock, 39,625,305 shares at July 3, 2011 and June 27, 2010	(149,666)	(149,666)
Additional paid-in-capital	963,565	956,792
Accumulated other comprehensive income	3,703	1,100
Accumulated deficit	(656,448)	(659,161)
Total stockholders’ equity	161,286	149,195
Total liabilities and stockholders’ equity	$270,973	$262,885
See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	July 3, 2011	June 27, 2010	June 28, 2009
Net revenues:
Product	$274,388	$249,035	$273,772
Service	60,040	60,319	61,787
Total net revenues	334,428	309,354	335,559
Cost of revenues:
Product	129,556	107,998	116,731
Service	24,911	24,863	28,166
Total cost of revenues	154,467	132,861	144,897
Gross profit:
Product	144,832	141,037	157,041
Service	35,129	35,456	33,621
Total gross profit	179,961	176,493	190,662
Operating expenses:
Sales and marketing	103,277	96,621	98,235
Research and development	49,330	49,390	58,176
General and administrative	24,683	26,839	29,945
Restructuring charge, net of reversals	3,806	4,238	2,245
Litigation settlement	(4,249)	829	—
Total operating expenses	176,847	177,917	188,601
Operating income (loss)	3,114	(1,424)	2,061
Interest income	1,304	1,481	3,360
Interest expense	(132)	(141)	(147)
Other (expense) / income, net	(574)	(99)	13
Income (loss) before income taxes	3,712	(183)	5,287
Provision (benefit) for income taxes	999	(410)	2,472
Net income	$2,713	$227	$2,815
Basic and diluted net income per share:
Net income per share – basic	$0.03	$0.00	$0.03
Net income per share – diluted	$0.03	$0.00	$0.03
Shares used in per share calculation – basic	91,423	89,281	94,225
Shares used in per share calculation – diluted	92,795	89,477	94,284
 See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at June 29, 2008	127,358	$127	(11,054)	$(48,303)	$943,156	$(723)	$(662,203)	$232,054
Components of comprehensive income:
Net income	—	—	—	—	—	—	2,815	2,815
Change in unrealized gain on investments, net of tax expense of $0	—	—	—	—	—	3,159	—	3,159
Foreign currency translation adjustment	—	—	—	—	—	(1,113)	—	(1,113)
Total comprehensive income								4,861
Exercise of options to purchase common stock	399	—	—	—	1,124	—	—	1,124
Issuance of common stock under employee stock purchase plan	666	1	—	—	1,166	—	—	1,167
Issuance of restricted stock, net of repurchases	2		—	—	(184)	—	—	(184)
Share-based payments	—	—	—	—	3,851	—	—	3,851
Repurchase of common stock	—	—	(28,571)	(101,363)		—	—	(101,363)
Balances at June 28, 2009	128,425	$128	(39,625)	$(149,666)	$949,112	$1,323	$(659,388)	$141,510
Components of comprehensive income:
Net income	—	—	—	—		—	227	227
Change in unrealized gain on investments, net of tax expense of $0	—	—	—	—		(265)	—	(265)
Foreign currency translation adjustment	—	—	—	—		42	—	42
Total comprehensive income								4
Exercise of options to purchase common stock	337	—	—	—	739	—	—	739
Issuance of common stock under employee stock purchase plan	620	1	—	—	1,101	—	—	1,102
Issuance of restricted stock, net of repurchases	446	1	—	—	(750)	—	—	(749)
Share-based payments	—	—	—	—	6,243	—	—	6,243
Repurchase of employee stock options	—	—	—	—	(7)	—	—	(7)
Acceleration of employee stock option					353			353
Balances at June 27, 2010	129,828	$130	(39,625)	$(149,666)	$956,792	$1,100	$(659,161)	$149,195
Components of comprehensive income:
Net income	—	—	—	—		—	2,713	2,713
Change in unrealized loss on investments, net of tax expense of $0	—	—	—	—		109	—	109
Foreign currency translation adjustment	—	—	—	—		2,494	—	2,494
Total comprehensive income								5,316
Exercise of options to purchase common stock	606	2	—	—	1,523	—	—	1,525
Issuance of common stock under employee stock purchase plan	677	2	—	—	1,742	—	—	1,744
Issuance of restricted stock, net of repurchases	1,036	(2)	—	—	(1,737)	—	—	(1,739)
Share-based payments	—	—	—	—	5,245	—	—	5,245
Balances at July 3, 2011	132,147	$132	(39,625)	$(149,666)	$963,565	$3,703	$(656,448)	$161,286
See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	July 3, 2011	June 27, 2010	June 28, 2009
Cash flows from operating activities:
Net income	$2,713	$227	$2,815
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in accrued investment income	2,900	1,194	(2,527)
Depreciation and amortization	6,811	5,588	5,902
Amortization of intangible assets	2,080	1,322	1,863
Change in value / loss (gain) on value of UBS option to put securities	2,429	2,091	(4,520)
Auction rate securities mark to market, trading (gain) loss	(2,429)	(2,091)	4,520
Provision for (recovery of) doubtful accounts	(9)	(26)	232
Provision for excess and obsolete inventory	2,232	1,866	2,265
Deferred income taxes	(928)	21	170
Loss on retirement of assets	582	178	94
Stock-based compensation	5,248	6,235	3,854
Restructuring charge, net of reversal	—	379	2,244
Unrealized (loss)/gain on foreign exchange	(714)	(167)	1,327
Changes in operating assets and liabilities, net
Accounts receivable	8,376	(4,414)	19,730
Inventories	(1,977)	(11,320)	(706)
Prepaid expenses and other assets	(8,581)	(2,882)	(1,837)
Accounts payable	(3,453)	5,773	(4,150)
Accrued compensation and benefits	(2,581)	946	(7,251)
Restructuring liabilities	(213)	(3,734)	(4,553)
Accrued warranty	(529)	—	(1,654)
Deferred revenue, net	(212)	(299)	(2,807)
Deferred revenue, net of cost of sales to distributors	(1,793)	8,524	(4,317)
Other accrued liabilities	8,103	(536)	(8,592)
Other long-term liabilities	(1,278)	2,068	(466)
Net cash provided by operating activities	16,777	10,943	1,636
Cash flows (used in) provided by investing activities:
Capital expenditures	(5,697)	(5,109)	(6,877)
Purchases of investments	(111,798)	(51,552)	(44,479)
Proceeds from maturities of investments and marketable securities	33,600	34,452	28,164
Proceeds from sales of investments and marketable securities	61,816	13,435	96,098
Net cash (used in) provided by investing activities	(22,079)	(8,774)	72,906
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	1,530	1,085	2,107
Repurchase of common stock, including expenses	—	—	(101,363)
Deposit received from sale of building	1,000	—	—
Net cash provided by (used in) financing activities	2,530	1,085	(99,256)

Foreign currency effect on cash	800	(543)	(76)

Net (decrease) increase in cash and cash equivalents	(1,972)	2,711	(24,790)

Cash and cash equivalents at beginning of period	51,944	49,233	74,023
Cash and cash equivalents at end of period	$49,972	$51,944	$49,233
Supplemental disclosure of cash flow information:
Interest paid	$132	$141	$146
Cash paid for income taxes, net	$1,759	$1,197	$2,825
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
The Company’s fiscal year is a 52/53-week fiscal accounting year that closes on the Sunday closest to June 30th every year. Fiscal 2011 was a 53-week fiscal year while fiscal 2010 and fiscal 2009 were 52-week fiscal years. The Company added the additional week to its fourth quarter of fiscal 2011. All references herein to “fiscal 2011” or “2011” represent the fiscal year ended July 3, 2011.
Fiscal 2011 had 53 weeks, compared with 52 weeks in fiscal 2010 and fiscal 2009, and we believe that this extra week may have had a positive impact on our sales. However, the effect of the slightly longer year on our operating results was immaterial.
Principles of Consolidation
The consolidated financial statements include the accounts of Extreme Networks and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.
The Company uses the U.S. dollar predominately as its functional currency. The functional currency for certain of its foreign subsidiaries is the local currency. For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated to United States dollars at current rates of exchange; and revenue and expenses are translated using average rates. Foreign currency transaction gains and losses from operations were a loss of $0.6 million in fiscal 2011, a loss of $0.4 million in fiscal 2010 and a loss of $0.1 million in fiscal 2009.
Reclassification
The Company has revised its previously reported Balance Sheets as of June 27, 2010, to reclassify certain cash balances totaling $2.9 million which had previously been reported as a reduction of “Accrued Compensation and Benefits”.  Such amounts have been reclassified to “Cash and Cash Equivalents”.  As a result, as of June 27, 2010, cash and cash equivalents have been revised to $51.9 million (previously reported as $49.0 million), and accrued compensation and benefits have been revised to $16.3 million (previously reported as $13.4 million). In addition, the Company has revised its previously reported Statement of Cash Flows for the fiscal years ended June 27, 2010 and June 28, 2009, to reclassify: (1) accrued interest income and amortization related to its investments totaling $1.2 million resulting in an increase in cash flows provided by operating activities and an increase in cash flows used in investing activities, and $2.5 million resulting in a decrease in cash flows provided by operating activities and an increase in cash flows provided by investing activities, respectively, and (2) foreign exchange related to currency transaction adjustments for cash and investments held in its subsidiaries' books totaling $0.5 million and $0.1 million, respectively, resulting in an increase in cash flows provided by operating activities of $0.5 million and $0.1 million, respectively. The Company has made other conforming changes in the prior year Statement of Cash Flows.

As a result of the three items noted above, for the fiscal year ended June 27, 2010 and fiscal year ended June 28, 2009, cash flows provided by operating activities have been revised to $10.9 million and $1.6 million (previously reported as $9.3 million and $4.7 million), respectively, cash flows provided by or used in investing activities have been revised to $8.8 million used in investing activities and $72.9 million provided by investing activities (previously reported as $7.6 million used in investing activities and $70.4 million provided by investing activities), respectively, and foreign currency effect on cash resulting in cash decreases of $0.5 million and $0.1 million, respectively.

The revisions had no effect on previously reported Statements of Operations or Stockholders' Equity and Comprehensive Income and were not material to the Company's financial statements taken as a whole. These revisions have been reflected in this Form 10-K to the extent applicable and will be reflected for all quarterly and annual periods presented in the Company's future filings.
Accounting Estimates

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but are not limited to, the accounting for the allowances for doubtful accounts and sales returns, estimated selling price, inventory valuation, depreciation and amortization, impairment of long-lived assets, warranty accruals, restructuring liabilities, measurement of share-based compensation costs and income taxes. Actual results could differ materially from these estimates.
Revenue Recognition
In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which excludes from the scope of software revenue guidance the revenue arrangements which include tangible products that contain software components and non-software components that function together to deliver the tangible product's essential functionality. At the same time, the FASB also issued another accounting standard which changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on its relative selling price. The new standards are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted the new standards on June 28, 2010. The adoption did not materially affect the Company's results for the fiscal year ended July 3, 2011 and is not anticipated to have a material effect on future periods.
The Company's networking products are tangible products that contain software and non-software components that function together to deliver the tangible product's essential functionality. Therefore, pursuant to the guidance of the new accounting standard, for transactions initiated on or after the beginning of its fiscal year 2011, the Company now allocates the total arrangement consideration to each separable element of an arrangement based on the relative selling price of each element. Under previous applicable guidance, the Company first allocated arrangement revenue using its vendor-specific objective evidence of fair value (“VSOE”) for the undelivered elements of its arrangements, and then allocated the residual revenue to the delivered elements.
Under the guidance of the new accounting standards, when the Company's sales arrangements contain multiple elements, such as products, software licenses, maintenance agreements, and/or professional services, the Company determines the standalone selling price for each element based on a selling price hierarchy. The application of the new accounting standard does not change the units of accounting for the Company's multiple element arrangements. Under the selling price hierarchy, the selling price for each deliverable is based on the Company's vendor-specific objective evidence (“VSOE”), which is determined by a substantial majority of the Company's historical standalone sales transactions for a product or service falling within a narrow range. If VSOE is not available due to a lack of standalone sales transactions or lack of pricing within a narrow range, then third party evidence (“TPE”), as determined by the standalone pricing of competitive vendor products in similar markets, is used, if available. TPE typically is difficult to establish due to the proprietary differences of competitive products and difficulty in obtaining reliable competitive standalone pricing information. When neither VSOE nor TPE is available, the Company determines its best estimate of standalone selling price (“ESP”) for a product or service and does so by considering several factors including, but not limited to, the 12-month historical median sales price, sales channels, geography, gross margin objectives, competitive product pricing, and product lifecycle. In consideration of all relevant pricing factors, the Company applies management judgment to determine the Company's best estimate of selling price through consultation with and formal approval by the Company's management for all products and services for which neither VSOE nor TPE is available. Generally the standalone selling price of services is determined using VSOE and the standalone selling price of other deliverables is determined by using ESP. The Company regularly reviews VSOE, TPE and ESP for all of its products and services and maintains internal controls over the establishment and updates of these estimates.
Pursuant to the software revenue recognition accounting standard, the Company continues to recognize revenue for software using the residual method for its sale of standalone software products, including software upgrades, and for the sale of software that is not essential to the functionality of the hardware with which it is sold. After allocation of the relative selling price to each element of the arrangement, the Company recognizes revenue in accordance with the Company's policies for product, software, and service revenue recognition.
The Company derives the majority of its revenue from sales of its networking equipment, with the remaining revenue generated from service fees relating to maintenance service contracts, professional services, and training for its products. The Company generally recognizes product revenue from its value-added resellers, non-stocking distributors and end-user customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable, and collection of the sales proceeds is reasonably assured. In instances where the criteria for revenue recognition are not met, revenue is deferred until all criteria have been met. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis over the contractual service period. Service contracts typically range from one to two years. The Company’s total deferred product revenue from customers other

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

than distributors was $2.0 million and $1.4 million as of July 3, 2011 and June 27, 2010, respectively. The Company’s total deferred revenue for services, primarily from service contracts, was $36.0 million as of July 3, 2011 and $36.4 million as of June 27, 2010. Service contracts typically range from one to two years. Shipping costs are included in cost of product revenues. Sales taxes collected from customers that are not tax exempt are excluded from revenues.
The Company makes certain sales to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock its products and sell primarily to resellers. The Company defers recognition of revenue on all sales to its stocking distributors until the distributors sell the product, as evidenced by monthly “sales-out” reports that the distributors provide. The Company grants these distributors the right to return a portion of unsold inventory for the purpose of stock rotation and certain price protection rights. The distributor-related deferred revenue and receivables are adjusted at the time of the stock rotation return or price reduction. The Company also provides distributors with credits for changes in selling prices based on competitive conditions, and allows distributors to participate in cooperative marketing programs. The Company maintains estimated accruals and allowances for these exposures based upon the Company’s historical experience. In connection with cooperative advertising programs, the Company does not meet the criteria for recognizing the expenses as marketing expenses and accordingly, the costs are recorded as a reduction to revenue in the same period that the related revenue is recorded.
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
The Company provides an allowance for sales returns based on its historical returns, analysis of credit memo data and its return policies. The allowance for sales returns was $0.6 million and $0.9 million as of July 3, 2011 and June 27, 2010, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. If the historical data that the Company uses to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenue. The Company estimates and adjusts this allowance at each balance sheet date.
Cash Equivalents, Short-Term Investments and Marketable Securities
Summary of Available-for-Sale Securities and Trading Securities (in thousands)

	July 3, 2011	June 27, 2010
Cash equivalents	$30,405	$42,544
Short-term investments	41,357	64,854
Marketable securities	55,648	18,561
Total available-for-sale and trading securities	$127,410	$125,959

As of June 27, 2010, the Company had $25.3 million of ARS classified as trading securities, which were sold during fiscal 2011. As of July 3, 2011, the Company did not have any trading securities.
Available-for-Sale Securities
The following is a summary of available-for-sale securities (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
July 3, 2011
Money market funds	$30,405	$30,405	$—	$—
U.S. corporate debt securities	89,004	89,249	287	(43)
U.S. government agency securities	7,746	7,756	13	(3)
	$127,155	$127,410	$300	$(46)
Classified as:
Cash equivalents	$30,405	$30,405	$—	$—
Short-term investments	41,245	41,357	114	(1)
Marketable securities	55,505	55,648	186	(45)
	$127,155	$127,410	$300	$(46)
June 27, 2010
Money market funds	$42,544	$42,544	$—	$—
U.S. corporate debt securities	53,525	53,570	159	(114)
U.S. government agency securities	4,413	4,514	101	—
	$100,482	$100,628	$260	$(114)
Classified as:
Cash equivalents	$42,544	$42,544	$—	$—
Short-term investments	39,381	39,523	202	(60)
Marketable securities	18,557	18,561	58	(54)
	$100,482	$100,628	$260	$(114)

The amortized cost and estimated fair value of available-for-sale investments in debt securities at July 3, 2011, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$41,245	$41,357
Due in 1-2 years	35,035	35,204
Due in 2-5 years	20,470	20,443
Due in more than 5 years	—	—
Total investments in available for sale debt securities	$96,750	$97,004

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
Investments include available-for-sale investment-grade debt securities and trading securities that the Company carries at fair value. The Company accumulates unrealized gains and losses on the Company’s available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of its balance sheets. Such an unrealized gain or loss does not reduce net income for the applicable accounting period. If the fair value of an available-for-sale debt instrument is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) the Company intends to sell the instrument, (2) it is more likely than not that the Company will be required to sell the instrument before recovery of its amortized cost basis, or (3) the Company does not expect to recover the entire amortized cost basis of the instrument (that is, a credit loss exists). If the Company intends to sell or it is more likely than not that the Company will be required to sell the available-for-sale debt instrument before recovery of its amortized cost basis, the Company recognizes an other-than-temporary impairment in earnings equal to the entire difference between the debt instruments’ amortized cost basis and its fair value. For available-for-sale debt instruments that are considered other-than-temporarily impaired due to the existence of a credit loss, if the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the instrument before recovery of its remaining amortized cost basis (amortized cost basis less any current-

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period credit loss), the Company separates the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the debt instrument’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the debt instrument’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income (loss).
The following table presents the Company’s investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
July 3, 2011
U.S. corporate debt securities	$23,197	$(43)	$1,028	$—	$24,225	$(43)
U.S. government agency securities	$2,898	$(3)	$—	$—	$2,898	$(3)
	$26,095	$(46)	$1,028	$—	$27,123	$(46)

The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income into earnings using the specific identification method. Realized gains or losses recognized on the sale of investments were not significant for fiscal 2011, fiscal 2010 and fiscal 2009. As of July 3, 2011, there were fourteen out of fifty-eight investment securities that had unrealized losses. The unrealized gains / (losses) on the Company’s investments were caused by interest rate fluctuations. Substantially all of the Company’s available-for-sale investments are investment grade government and corporate debt securities that have maturities of less than 3 years. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized costs.
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

• Level 3	-	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis:

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 3, 2011	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Federal agency notes	$—	$7,756	$—	$7,756
Money market funds	30,405	—	—	30,405
Corporate notes/bonds	—	89,248	—	89,248
Derivative instruments:
Foreign currency forward contracts	—	(37)	—	(37)
Total	$30,405	$96,967	$—	$127,372

June 27, 2010	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Federal agency notes	—	4,514	—	4,514
Money market funds	42,544	—	—	42,544
Corporate notes/bonds	—	53,570	—	53,570
Auction rate securities	—	—	22,902	22,902
Put Option	—	—	2,429	2,429
Derivative instruments:
Foreign currency forward contracts	—	109	—	109
Total	$42,544	$58,193	$25,331	$126,068

Level 2 investment valuations are based on inputs such as quoted market prices, dealer quotations or valuations provided by alternative pricing sources supported by observable inputs. These generally include U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations.
The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets for fiscal 2011 (in thousands):

Auction Rate Securities
Balance as of June 27, 2010	$22,902
Sale of ARS to UBS	(22,902)
Balance as of July 3, 2011	$—

Put Option
Balance as of June 27, 2010	$2,429
Exercise of Put Option	(2,429)
Balance as of July 3, 2011	$—

Level 3 assets consisted of ARS whose underlying assets were student loans which were substantially backed by the federal government. The ARS were held by UBS at a loss with a corresponding offer from UBS entitling the Company to sell at par value the ARS originally purchased from UBS (approximately $40.8 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012. The enforceability of the UBS Rights offer resulted in the creation of an asset akin to a put option as the Company had the right to “put” the ARS back to UBS at some specified date for a payment equal to the par value of the ARS ("Put Option". During fiscal 2010, UBS exercised its rights to call back the ARS at par for $9.8 million and issuers sold $5.7 million of ARS at par. On June 30, 2010, the Company sold the remaining ARS balance of $25.3 million at par under the Rights. On July 1, 2010, the Company received $25.3 million plus accrued interest in cash from UBS

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the ARS settlement. Upon the sale of the ARS, the Company recognized a gain of $2.4 million with an equivalent loss on the exercise of the Put Option.
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
The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit. The Company mitigates some collection risk by requiring most of its customers in the Asia-Pacific region, excluding Japan, to pay cash in advance or secure letters of credit when placing an order with it. Westcon, Tech Data and Ericsson AB accounted for 13%, 11% and 11%, respectively, of the Company’s net revenue in fiscal 2011. Tech Data and Westcon accounted for 12% and 12%, respectively, of the Company’s net revenue in fiscal 2010. Tech Data Corporation and Ericsson AB accounted for 11% and 10%, respectively, of the Company's net revenue in fiscal 2009. Ericsson AB and Scansource Inc. accounted for 18% and 16%, respectively, of the Company’s accounts receivable balance at July 3, 2011. Scansource Inc. and Westcon Group Inc. accounted for 14% and 13%, respectively, of the Company’s accounts receivable balance at June 27, 2010.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. Substantially all receivables were trade receivables as of July 3, 2011 and June 27, 2010.
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
Inventories
Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company reduces the carrying value of inventory based on excess and obsolete inventories determined primarily by future demand forecasts. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Any written down or obsolete inventory subsequently sold has not had a material impact on gross profit for any of the periods presented.
Inventories at July 3, 2011 and June 27, 2010, respectively, were (in thousands):

	July 3, 2011	June 27, 2010
Inventory	$26,487	$27,003
Less: Excess and Obsolete Inventory	4,904	5,161
Inventory, net	$21,583	$21,842

Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, with the exception of land, which is not depreciated. Estimated useful lives of 25 years are used for buildings. Estimated useful lives of one to four years are used for computer equipment and software. Estimated useful lives of three years are used for office equipment, furniture and fixtures. Depreciation and amortization of leasehold improvements is computed using the lesser of the useful life or lease terms (ranging from two to ten years). Property and equipment consist of the following (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	July 3, 2011	June 27, 2010
Computer equipment	$51,806	$65,210
Land	20,600	20,600
Buildings and improvements	19,213	19,164
Purchased software	12,176	18,549
Office equipment, furniture and fixtures	3,774	3,808
Leasehold improvements	5,736	5,795
	113,305	133,126
Less: accumulated depreciation and amortization	(71,428)	(89,554)
Property and equipment, net	$41,877	$43,572
On September 23, 2010, the Company entered into an Option Agreement with Trumark Companies LLC (“Trumark”) in which the Company granted Trumark an option (the “Option”) to purchase half of its corporate headquarters campus (approximately eight acres) in Santa Clara, California, at a price of $24.0 million. Trumark made the first option payment of $0.5 million during the third quarter of fiscal 2011 and the second option payment of $0.5 million during the fourth quarter of fiscal 2011. These option payments are classified as a long term deferred gain on the sale of the building. Provided that Trumark continues to makes the required Option payments, Trumark will have nineteen months to exercise the Option. If Trumark exercises the Option, the closing on the purchase of half of the corporate headquarters campus will occur thirty days after such exercise. Exercise of the Option is contingent upon the successful rezoning of the property for residential development and other requirements of the City of Santa Clara which are expected to be completed within 12 to 15 months. The Company continues to classify all of its corporate headquarters campus as an asset held for use until the purchase contingencies have been eliminated and it is probable that the sale will be concluded within 12 months.
Long-Lived Assets
Long lived assets include intangible assets, service inventory, and deposits. Intangible assets include technology agreements that are amortized over their contractual periods using the straight-line method of amortization. The related liability for the technology agreement is recorded in other accrued liabilities and other long-term liabilities. We hold service inventory to support customers who have purchased service contracts for their Extreme Networks' equipment, where the service contracts have a hardware replacement element.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that the Company expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.
The following tables summarize the components of gross and net intangible asset balances (in thousands):

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
July 3, 2011
Patents	7.7 years	$1,800	$387	$1,413
License Agreements	6.5 years	8,140	4,788	3,352
Other Intangibles	1.2 years	324	183	141
		$10,264	$5,358	$4,906

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 27, 2010
Patents	8.3 years	$1,800	$104	$1,696
License Agreements	7.4 years	6,467	2,958	3,509
Other Intangibles	2.3 years	324	63	261
		$8,591	$3,125	$5,466

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense was $2.1 million, $1.3 million, and $1.9 million in fiscal 2011, fiscal 2010, and fiscal 2009, respectively. Amortization expense expected to be recorded for each of the next five years is as follows (in thousands):

For the fiscal year ending:
2012	$1,737
2013	1,156
2014	313
2015	214
2016	214
Thereafter	1,272
Deferred Revenue, Net
Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenue where the revenue recognition criteria have not been met related to sales by the Company to its resellers or directly to its end-customers. Product revenue includes shipments to end-users and value-add resellers. The following table summarizes deferred revenue, net at the end of fiscal 2011 and 2010, respectively (in thousands):

	July 3, 2011	June 27, 2010
Deferred services	$36,025	$36,360
Deferred product:
Deferred revenue	1,984	1,415
Deferred cost of sales	(1,036)	(590)
Deferred product revenue, net	948	825
Balance at end of period	36,973	37,185
Less: current portion	29,613	29,552
Non-current deferred revenue, net	$7,360	$7,633

The Company offers renewable support arrangements, including extended warranty contracts, to its customers that range generally from one to five years. Deferred support revenue is included within deferred revenue, net within the Services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Year Ended
	July 3, 2011	June 27, 2010
Balance beginning of period	$36,193	$36,194
New support arrangements	58,150	57,098
Recognition of support revenue	(58,541)	(57,099)
Balance end of period	35,802	36,193
Less: current portion	28,442	28,560
Non-current deferred revenue	$7,360	$7,633

Deferred Distributors Revenue, Net of Cost of Sales to Distributors
At the time of shipment to distributors, the Company records a trade receivable at the contractual discount to list selling price since there is a legally enforceable obligation from the distributor to pay on a current basis for product delivered, the Company relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor, and the Company records deferred revenue and deferred cost of sales in “Deferred distributors revenue, net of cost of sales to distributors” in the liability section of its consolidated balance sheets. Deferred distributors revenue, net of cost of sales to distributors effectively represents the gross margin on the sale to the distributor; however, the amount of gross margin the Company recognizes in future periods will frequently be less than the originally recorded deferred distributors revenue, net of

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cost of sales to distributors as a result of price concessions negotiated at time of sell-through to end customers. The Company sells each item in its product catalog to all of its distributors worldwide at contractually discounted prices. However, distributors resell the Company’s products to end customers at a very broad range of individually negotiated price points based on customer, product, quantity, geography, and other competitive conditions which results in the Company remitting back to the distributor a portion of their original purchase price after the resale transaction is completed. Thus, a portion of the deferred revenue balance represents a portion of distributors’ original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price credits granted to distributors does not allow the Company to accurately estimate the portion of the balance in the deferred revenue that will be remitted to the distributors. Therefore, the Company does not reduce deferred revenue by anticipated future price credits; instead, price credits are recorded against revenue when incurred, which is generally at the time the distributor sells the product.
The following table summarizes deferred distributors revenue, net of cost of sales to distributors at the end of fiscal 2011 and 2010, respectively (in thousands):

	Year Ended
	July 3, 2011	June 27, 2010
Deferred revenue	$22,454	$24,252
Deferred cost of Sales	(5,902)	(5,907)
Total deferred distributors revenue, net of cost of sales to distributors	$16,552	$18,345

Guarantees and Product Warranties
Upon issuance of a standard product warranty, the Company discloses and recognizes a liability for the obligation it assumes under the warranty. The following table summarizes the activity related to the Company’s product warranty liability during fiscal 2011 and fiscal 2010:

	Year ended
	July 3, 2011	June 27, 2010
Balance beginning of period	$3,169	$3,170
New warranties issued	2,351	2,863
Warranty expenditures	(2,880)	(2,864)
Balance end of period	$2,640	$3,169

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
Other Accrued Liabilities
The following are the components of other accrued liabilities (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	July 3, 2011	June 27, 2010
Accrued income taxes	$897	$598
Accrued general and administrative costs	5,373	2,674
Accrued research and development costs	1,734	1,326
Accrued overhead costs	6,650	3,457
Accrued marketing development funds	2,492	1,976
Other accrued liabilities	1,904	3,350
Total	$19,050	$13,381

Advertising
Cooperative advertising obligations with customers are accrued and the costs expensed at the time the related revenue is recognized. All other advertising costs are expensed as incurred. Cooperative advertising expenses are recorded as marketing expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Otherwise, such cooperative advertising obligations with customers are recorded as a reduction of revenue. Advertising expenses were $0.6 million, $0.1 million, and $0.2 million, respectively, in fiscal 2011, fiscal 2010, and fiscal 2009.

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
Leases
The Company leases office space for its various United States and international sales offices. Certain leases contain rent escalation clauses and renewal options. The Company subleases certain of its leased facilities to third party tenants. Future annual minimum lease payments under all non-cancelable operating leases having initial or remaining lease terms in excess of one year at July 3, 2011 were as follows (in thousands):

Future Lease Payments
Fiscal 2012	$3,736
Fiscal 2013	2,416
Fiscal 2014	1,575
Fiscal 2015	519
Fiscal 2016	237
Thereafter	680
Total minimum payments	$9,163

Rent expense, excluding restructuring rent expense, was approximately $4.3 million in fiscal 2011, $4.2 million in fiscal 2010, and $4.7 million in fiscal 2009, net of sublease income of zero, zero, and $0.1 million in the respective periods.
Purchase Commitments
The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. The arrangements allow them to procure long lead-time component inventory on the Company’s behalf based upon a rolling production forecast provided by it. The Company is obligated to the purchase of long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of July 3, 2011, the Company had non-cancelable commitments to purchase

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $26.0 million of such inventory during the first quarter of fiscal 2012.
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
The parties thereafter engaged in discovery and agreed to mediate the action. Following mediation discussions, agreement was reached on terms of a settlement on December 22, 2010, as set forth in a Memorandum of Understanding (“MOU”) signed on December 31, 2010 with the lead plaintiff on behalf of all plaintiffs setting forth the terms of settlement. The settlement was submitted to the Court on April 8th, 2011, and at a hearing on April 22, 2011, the Court granted preliminary approval to the settlement. On July 15, 2011, the Court issued a final order approving the settlement and terminating the litigation. In connection with the settlement, and upon approval by the Court, the Company has agreed to pay the plaintiff's counsel the amount of $3.5 million, of which $2.7 million will be reimbursed to the Company by a directors and officers insurer.  The Company recorded a $3.5 million payable and $2.7 million receivable on the balance sheet as of July 3, 2011.  In addition, the Company recorded a net expense of $0.8 million in the Condensed Consolidated Statement of Operations for the year ended July 3, 2011 under Litigation Settlement. On July 27, 2011, the Company paid $3.5 million to the plaintiffs. On August 24, 2011, the Company was reimbursed $2.7 million from its directors and officers insurer.
Intellectual Property Litigation
On April 20, 2007, the Company filed suit against Enterasys Networks in the United States District Court for the Western District of Wisconsin, Civil Action No. 07-C-0229-C. The complaint alleged willful infringement of U.S. Patents Nos. 6,104,700, 6,678,248, and 6,859,438, and sought injunctive relief against Enterasys' continuing sale of infringing goods and monetary damages. Enterasys responded to the complaint on May 30, 2007, and also filed counterclaims alleging infringement of three U.S. patents owned by Enterasys. On April 9, 2008, the Court dismissed Enterasys' counterclaims on one of its patents with prejudice. On May 5, 2008, the Court granted the Company's motion for summary judgment, finding that it does not infringe Enterasys' two remaining patents and dismissing all of Enterasys' remaining counterclaims with prejudice. On May 30, 2008, a jury found that Enterasys infringed all three of the Company's patents and awarded it damages in the amount of $0.2 million. The Court also ruled in the Company's favor on Enterasys' challenge to the validity of the Company's patents. On October 29, 2008, the Court denied Enterasys' post-trial motion for judgment as a matter of law, and granted Extreme Network's motion for a permanent injunction against Enterasys. The injunction order permanently enjoins Enterasys from

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

manufacturing, using, offering to sell, selling in the U.S. and importing into the U.S. the Enterasys products accused of infringing Extreme Network's three patents. On March 16, 2009, the Court also denied Enterasys' motion for a new trial, but granted Enterasys' motion for a stay of the injunction pending appeal. On April 17, 2009, Enterasys filed its notice of appeal and on May 1, 2009, the Company filed its cross appeal. On September 30, 2010, the U.S. Court of Appeals for the Federal Circuit upheld the jury verdict of infringement by Enterasys of 3 of the Company's patents and the Districts Court's summary judgment verdict of non-infringement by the Company of Enterasys' '727 patent. The U.S. Court of Appeals for the Federal Circuit reversed the finding of non-infringement by the Company of Enterasys '181 patent, holding that the District Court Judge applied an incorrect claim construction and reversed the District Court's denial of the Company's request for attorneys' fees as premature. A new trial date of October 31, 2011 has been set by the Trial Court. The Company intends to vigorously defend this lawsuit, but due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of the matter at this time.
On June 21, 2005, Enterasys filed suit against Extreme and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Massachusetts, Civil Action No. 05-11298 DPW. The complaint alleges willful infringement of U.S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560,236, and seeks: a) a judgment that the Company willfully infringes each of the patents; (b) a permanent injunction from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) damages and a “reasonable royalty” to be determined at trial; (d) treble damages; (e) attorneys' fees, costs and interest; and (f) equitable relief at the Court's discretion. Foundry brought a claim for reexamination of five of the patents at issue to the U.S. Patent and Trademark Office. Enterasys has withdrawn allegations of infringement two of the patents, U.S. Patent Nos. 6,539,022 and 6,560,236. The stay of the Massachusetts action was lifted on May 21, 2010, and the Court completed claim construction hearings in December 2010. No claims construction order has been issued and no trial date has been set. The Company intends to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, it cannot predict the ultimate outcome of the matter at this time.
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
On October 20, 2010, the Company settled a lawsuit related to certain real property leases it entered into in June 2000.  Total settlement award was $5.0 million, of which $3.8 million was paid in the second quarter of fiscal 2011, $0.3 million was paid in the third quarter of fiscal 2011, and $0.2 million was paid in the fourth quarter of fiscal 2011. Certain payments have become delinquent from one of the defendants, and we expect the remaining amounts will be paid in fiscal 2012.
Indemnification Obligations
Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals' reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of these claims. The cost to defend the Company and the named individuals could have a material adverse effect on its consolidated financial position, results of operations and cash flows in the future. Recovery of such costs under its directors and officers insurance coverage is uncertain.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Stockholders’ Equity
Preferred Stock
In April 2001, in connection with the Company’s Stockholders’ Rights Agreement, the Company authorized the issuance of preferred stock. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to provide for the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions on these shares. As of July 3, 2011, no shares of preferred stock were outstanding.
Stockholders’ Rights Agreement
In April 2001, the Board of Directors approved a Stockholders’ Rights Agreement (“Rights Agreement”), declaring a dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.001 per share, of Extreme Networks common stock. The Rights Agreement is intended to protect stockholders’ rights in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover of Extreme Networks on terms that are favorable and fair to all stockholders and will not interfere with a merger approved by the Board of Directors. In the event the rights become exercisable, each right entitles stockholders to buy, at an exercise price of $150 per right owned, a unit equal to a portion of a new share of Extreme Networks Series A preferred stock. The rights will be exercisable only if a person or a group acquires or announces a tender or exchange offer to acquire 4.95% or more of the Company’s common stock. The rights, which expire in April 2012, are redeemable for $0.001 per right at the approval of the Board of Directors.
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
Comprehensive Income
The following are the components of comprehensive income, net of tax (in thousands):

	Year Ended
	July 3, 2011	June 27, 2010	June 28, 2009
Net income	$2,713	$227	$2,815
Change in unrealized (loss) gain on investments:
Net unrealized gain on ARS recorded to other income	$—	$—	$2,517
Net unrealized (loss) gain on other investments	109	(265)	642
Net unrealized (loss) gain on investments	109	(265)	3,159
Foreign currency translation adjustments:
Beginning balance	954	912	2,025
Ending balance	3,448	954	912
Foreign currency translation adjustments change	2,494	42	(1,113)
Comprehensive income	$5,316	$4	$4,861

Shares Reserved for Issuance
The following are shares reserved for issuance (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 3, 2011
Employee stock purchase plan	3,141
Employee stock options	22,050
Total shares reserved for issuance	25,191

5. Employee Benefit Plans (including Share-based Compensation)
As of July 3, 2011, the Company has the following share-based compensation plans:
2005 Equity Incentive Plan
The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted by the Company’s Board of Directors on October 20, 2005, and approved by stockholders on December 2, 2005. The 2005 Plan replaces the 1996 Stock Option Plan (the “1996 Plan”), 2000 Nonstatutory Stock Option Plan (the “2000 Plan”) and 2001 Nonstatutory Stock Option Plan (the “2001 Plan”).
Under the 2005 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other share-based or cash-based awards to employees and consultants. The 2005 Plan also authorizes the grant of awards of stock options, stock appreciation rights, restricted stock and restricted stock units to non-employee members of the Board of Directors and deferred compensation awards to officers, directors and certain management or highly compensated employees. The 2005 Plan authorizes the issuance of up to 12,000,000 shares of the Company’s common stock and on December 23, 2009, the Company’s shareholders approved to increase the number of shares authorized by another 4,000,000 shares. In addition, up to 11,000,000 shares subject to awards outstanding under the 1996 Plan, the 2000 Plan, and the 2001 Plan that expired have been added to the number of shares available for future grant under the 2005 Plan. As of July 3, 2011, total options and awards to acquire 10,347,724 shares were outstanding under the 2005 Plan and 9,823,234 shares are available for grant under the 2005 Plan. Options granted under this plan have a contractual term of seven years.
Amended 1996 Stock Option Plan
The 1996 Plan was originally adopted in September 1996, and provided for the grant of options for common stock to eligible participants. A total of 56,382,867 shares were reserved under the 1996 Plan. Options granted under this plan have a contractual term of ten years. Effective December 2, 2005, the 1996 Plan was terminated, and, as of July 3, 2011, options to acquire 1,713,521 shares were outstanding under the 1996 Plan.
2000 Plan
In March 2000, the Board of Directors adopted the 2000 Plan which provided for the grant of options for common stock to eligible participants. A total of 4,000,000 shares were reserved under the 2000 Plan. Options granted under this plan have a contractual term of ten years. Effective December 2, 2005, the 2000 Plan was terminated, and, as of July 3, 2011, options to acquire 93,002 shares were outstanding under the 2000 Plan.
2001 Plan
In May 2001, the Board of Directors adopted the 2001 Plan which provided for the grant of options for common stock to eligible participants. A total of 4,000,000 shares were reserved under the 2001 Plan. Options granted under this plan have a contractual term of ten years. Effective December 2, 2005, the 2001 Plan was terminated, and, as of July 3, 2011, options to acquire 72,661 shares were outstanding under the 2001 Plan.
The following table summarizes stock option activity under all plans:

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000’s)
Options outstanding at June 29, 2008	18,969	$5.05
Granted	2,759	$2.01
Exercised	(398)	$2.82
Canceled	(3,691)	$4.96
Options outstanding at June 28, 2009	17,639	$4.65
Granted	936	$2.31
Exercised	(337)	$2.20
Canceled	(8,652)	$4.94
Options outstanding at June 27, 2010	9,586	$4.24
Granted	2,748	$3.28
Exercised	(606)	$2.52
Canceled	(2,596)	$4.40
Options outstanding at July 3, 2011	9,132	$4.01	5.07	2,149
Exercisable at July 3, 2011	5,853	$4.46	4.49	1,332
Vested and expected to vest at July 3, 2011	8,814	$4.04	5.03	2,104

The following table summarizes significant ranges of outstanding and exercisable options at July 3, 2011:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding (000’s)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable (000’s)	Weighted- Average Exercise Price
		(In years)
$1.69 – $1.85	148	7.13	$1.79	120	$1.81
$2.05 – $2.05	1,075	6.85	$2.05	748	$2.05
$2.09 – $3.02	522	4.39	$2.57	342	$2.47
$3.03 – $3.03	1,387	6.18	$3.03	35	$3.03
$3.17 – $3.68	1,718	5.68	$3.55	656	$3.51
$3.74 – $4.09	920	5.10	$3.86	919	$3.86
$4.11 – $4.24	111	5.54	$4.18	111	$4.18
$4.25 – $4.25	1,404	5.07	$4.25	1,075	$4.25
$4.26 – $6.22	917	3.50	$4.93	917	$4.93
$6.23 – $15.97	930	1.75	$8.63	930	$8.63
$1.69 – $15.97	9,132	5.07	$4.01	5,853	$4.46

The total intrinsic value of options exercised in fiscal 2011, fiscal 2010 and fiscal 2009 were $0.5 million, $0.2 million, and $0.2 million, respectively. The fair value of options vested in fiscal 2011, fiscal 2010 and fiscal 2009 were $1.0 million, $1.4 million, and $3.3 million, respectively.
Stock Awards
Stock awards may be granted under the 2005 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock which vests over a fixed period.

The following table summarizes stock award activity:

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value
Non-vested stock outstanding at June 29, 2008	361	$3.76
Granted	742	$2.04
Vested	(250)	$1.25
Cancelled	(57)	$2.13
Non-vested stock outstanding at June 28, 2009	796	$3.37
Granted	2,965	$2.77
Vested	(702)	$2.91
Cancelled	(179)	$2.40
Non-vested stock outstanding at June 27, 2010	2,880	$2.92
Granted	818	$3.18
Vested	(1,376)	$3.21
Cancelled	(452)	$3.03
Non-vested stock outstanding at July 3, 2011	1,870	$2.79

During fiscal 2011, fiscal 2010 and fiscal 2009, the Company granted non-vested stock awards under the 2005 Plan for 818,301, 2,965,000, and 742,000 shares of common stock with a weighted average grant date fair value per share of $3.18, $2.77, and $2.04, respectively. The shares were placed in an escrow account and will be released to the recipients as the shares vest over periods of up to twenty-four months. If a participant terminates employment prior to the vesting dates, the unvested shares will be canceled and returned to the 2005 Plan. The Company recognizes compensation expense on the awards over the vesting period based on an intrinsic value as of the date of grant. As of July 3, 2011, there were approximately $2.8 million in unrecognized compensation costs related to non-vested stock awards. This cost is expected to be recognized over a weighted-average period of approximately 1.3 years.
1999 Employee Stock Purchase Plan
In January 1999, the Board of Directors approved the adoption of Extreme Network’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”). On December 2, 2005, the stockholders approved an amendment to the Purchase Plan to increase the maximum number of shares of common stock that may be issued under the plan by 5,000,000 to a total of 12,000,000 shares. The Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of total compensation. No more than 625 shares may be purchased on any purchase date per employee. Each offering period has a maximum duration of 3 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. On January 26, 2010, the Board of Directors approved an amendment to the Purchase Plan to increase the maximum number of shares that may be purchased on any purchase date per employee from 625 shares to 1,000 shares. Through July 3, 2011, 8,859,282 shares had been purchased under the Purchase Plan.
Share Based Compensation
Share-based compensation expense recognized in the financial statements by line item caption is as follows (dollars in thousands):

	Year Ended
	July 3, 2011	June 27, 2010	June 28, 2009
Cost of product revenue	$435	$489	$205
Cost of service revenue	232	523	253
Sales and marketing	1,948	1,853	1,349
Research and development	1,113	1,695	1,240
General and administrative	1,520	1,675	807
Total share-based compensation expense	5,248	6,235	3,854

The amount of stock based compensation expense capitalized in inventory has been immaterial for each of the periods

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

presented. As of July 3, 2011, there was $4.8 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 3.0 years.
The weighted-average grant-date per share fair value of options granted in fiscal 2011, fiscal 2010, and fiscal 2009 were $1.57, $0.94 and $0.54, respectively. The weighted-average estimated per share fair value of shares purchased under the Company’s 1999 Employee Stock Purchase Plan (“ESPP”) in fiscal 2011, fiscal 2010, and fiscal 2009 were $0.98, $0.66, and $0.65, respectively.
The Company uses the straight-line method for expense attribution, and the Company estimates forfeitures and only recognizes expense for those shares expected to vest. The Company’s estimated forfeiture rate in fiscal 2011 based on the Company’s historical forfeiture experience is approximately 13% for non-executives and 10% for executives.
The fair value of each option award and share purchase option under the Company's ESPP is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The expected term of ESPP represents the contractual life of the ESPP purchase period. The risk-free rate based upon the estimated life of the option and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on both the implied volatilities from traded options on the Company’s stock and historical volatility on the Company’s stock.
The fair value of stock options granted and employee stock purchase plan awards granted in fiscal 2011, 2010 and 2009 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plan			Employee Stock Purchase Plan
	Year Ended			Year Ended
	July 3, 2011	June 27, 2010	June 28, 2009	July 3, 2011	June 27, 2010	June 28, 2009
Expected life	4.00 yrs	3.03 yrs	2.51 yrs	.24 yrs	.25 yrs	.25 yrs
Risk-free interest rate	1.47%	1.36%	1.36%	0.17%	0.20%	0.72%
Volatility	62%	59%	41%	55%	73%	78%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Employee Stock Option Exchange Program
On December 23, 2009, the Company’s stockholders approved a voluntary program (“Exchange Program”) that permitted eligible employees to exchange certain outstanding stock options that were “underwater” for a lesser number of shares of restricted stock units to be granted under the Extreme Networks, Inc. 2005 Equity Incentive Plan (the “2005 Plan”) and to exchange certain other stock options that are more substantially underwater for a cash payment. The Exchange Program was open to all of the Company’s United States employees, except for members of its Board of Directors and its executive officers. The Exchange Program commenced on February 4, 2010 and ended March 4, 2010. On March 5, 2010, the Company canceled a total of 3,058,761 tendered stock options, issued a total of 569,189 replacement restricted stock units under the 2005 Plan, and incurred a cash outlay of $8,769 which was paid out at the end of March 2010.
401(k) Plan
The Company provides a tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan (the “Plan”), which covers the Company’s eligible employees. Pursuant to the Plan, employees may elect to reduce their current compensation up to the IRS annual contribution limit of $16,500 for calendar year 2011. Effective January 1, 2005, employees age 50 or over may elect to contribute an additional $5,500. The amount contributed to the Plan is on a pre-tax basis.
The Company provides for discretionary matching contributions as determined by the Board of Directors for each calendar year. Prior to January 1, 2008, the Board of Directors set the match at $0.25 for every dollar contributed by the employee up to the first 4% of pay. The same level of match was approved during the 2007 and 2006 calendar years. On January 1, 2008, the Board of Directors increased the match at $0.50 for every dollar contributed by the employee up to the first 4% of pay. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the Board of Directors each year. On April 1, 2009, the Company suspended the 401(k) matching program. The program was reinstated on July 1, 2010 to match $0.50 for every dollar contributed by the employee up to the first 2.5% of pay. The Company’s matching contributions to the Plan totaled $569,825, zero, and $1,058,850 for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. No discretionary contributions were made in fiscal 2011, fiscal 2010 and fiscal 2009.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes
Income (loss) before income taxes is as follows (in thousands):

	Year Ended
	July 3, 2011	June 27, 2010	June 28, 2009
Domestic	$4,416	$(10,024)	$(10,566)
Foreign	(704)	9,841	15,853
Total	$3,712	$(183)	$5,287

The provision for (benefit from) income taxes for fiscal 2011, 2010 and fiscal 2009 consisted of the following (in thousands):

	Year Ended
	July 3, 2011	June 27, 2010	June 28, 2009
Current:
Federal	$142	$(1,062)	$(218)
State	92	106	210
Foreign	1,613	596	2,396
Total current	1,847	(360)	2,388
Deferred:
Federal	(639)	—	—
State	—	—	—
Foreign	(209)	(50)	84
Total deferred	(848)	(50)	84
Provision for income taxes	$999	$(410)	$2,472

Pretax (loss) income from foreign operations was a loss of $0.7 million, income of $9.8 million and income of $15.8 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.
The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (35 percent) to income (loss) before taxes is explained below (in thousands):

	Year Ended
	July 3, 2011	June 27, 2010	June 28, 2009
Tax at federal statutory rate (benefit)	$1,299	$(64)	$1,800
Federal alternative minimum tax	—	—	391
State income tax, net of federal benefit	57	66	137
Unbenefited foreign taxes	—	—	350
Valuation allowance	(2,492)	607	(9,349)
Foreign earnings taxed at other than U.S. rates	1,576	(3,348)	5,135
Deferred compensation	398	2,196	307
Dividends from foreign subsidiary	—	—	4,175
Other	161	133	(474)
Provision for income taxes	$999	$(410)	$2,472

Significant components of the Company’s deferred tax assets are as follows (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	July 3, 2011	June 27, 2010
Deferred tax assets:
Net operating loss carryforwards	$76,158	$76,216
Tax credit carryforwards	23,335	20,408
Depreciation	16,602	17,036
Deferred revenue (net)	9,160	9,957
Warrant amortization	6,854	8,250
Inventory write-downs	3,685	3,902
Other allowances and accruals	3,579	4,673
Other	11,912	15,170
Total deferred tax assets	151,285	155,612
Valuation allowance	(150,503)	(155,067)
Total net deferred tax assets	782	545
Deferred tax liabilities:
Deferred tax liability on foreign withholdings	(93)	(731)
Total deferred tax liabilities	(93)	(731)
Net deferred tax assets (liabilities)	$689	$(186)
Recorded as:
Net current deferred tax assets	$681	$392
Net non-current deferred tax assets	101	153
Net non-current deferred tax liabilities	(93)	(731)
Net deferred tax assets (liabilities)	$689	$(186)

The Company's valuation allowance decreased by $4.6 million in fiscal 2011, increased by $11.5 million in fiscal 2010, and decreased by $14.1 million in fiscal 2009. The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets, and no valuation allowance against any of its non-U.S. deferred tax assets. The valuation allowance is determined by assessing both negative and positive evidence to determine whether it is more likely than not that the deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. The Company's U.S. losses in recent periods represent sufficient negative evidence to require a full valuation allowance against its U.S. federal and state net deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results and the economic environment have sufficiently improved to support realization of the Company's deferred tax assets.
As of July 3, 2011, the Company had net operating loss carryforwards for federal and state tax purposes of $262.1 million and $92.3 million, respectively, of which $53.7 million and $32.2 million, respectively, represent deductions from share-based compensation for which a benefit would be recorded in additional paid-in capital when realized. The Company also had federal and state tax credit carryforwards of $10.6 million and $19.5 million, respectively, as of July 3, 2011. Federal net operating loss carryforwards of $262.1 million will expire between 2013 through 2030 and state net operating losses of $92.3 million will expire between 2012 through 2031, if not utilized. Federal tax credits of $10.6 million will expire beginning in 2020, if not utilized and state tax credits of $1.7 million will expire beginning in 2012, if not utilized. The additional state tax credits of $17.8 million will carry forward indefinitely.
As of July 3, 2011, the Company conducted an Internal Revenue Code Section 382 (“Sec. 382”) analysis with respect to its net operating loss and credit carryforwards and determined that there was no limitation. It is possible that subsequent ownership changes may limit the utilization of these tax attributes.
As of July 3, 2011, the Company intends to indefinitely reinvest the earnings of certain foreign corporations. If such earnings were distributed, the Company would accrue an additional income tax expense of approximately $0.7 million.
As of July 3, 2011, the Company has $26.0 million of unrecognized tax benefits. If fully recognized in the future, $1.1 million would impact the effective tax rate, and $24.9 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. It is reasonably possible that the amount of unrealized tax benefits could decrease by approximately $0.3 million during the next twelve months due to the expiration of the statute of limitation in certain foreign jurisdictions.
As of June 27, 2010, we had $23.9 million of unrecognized tax benefits. If fully recognized in the future, $1.0 million

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would impact our effective tax rate, and $22.9 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance.
A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

Balance at June 29, 2008	$15,565
Increases related to prior year tax positions	6,029
Increases related to current year tax positions	984
Balance at June 28, 2009	$22,578
Decrease related to prior year tax positions	(98)
Increase related to prior year tax positions	1,094
Increase related to current year tax positions	1,414
Lapse of statute of limitations	(1,078)
Balance at June 27, 2010	$23,910
Increase related to prior year tax positions	464
Increase related to current year tax positions	1,636
Balance at July 3, 2011	$26,010

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Consolidated Statement of Operations and totaled approximately $30,000, $72,000, and $126,000 for the year ended July 3, 2011, June 27, 2010 and June 28, 2009, respectively. Accrued interest and penalties were approximately $222,000 and $193,000 as of July 3, 2011 and June 27, 2010, respectively.
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
The Company operates in one segment, the development and marketing of network infrastructure equipment. The Company conducts business globally and is managed geographically. Revenue is attributed to a geographical area based on the location of the customers. The Company operates in three geographical areas: North America, which includes the United States, Canada, Mexico, and Central America; EMEA, which includes Europe, Middle East, Africa and South America; and APAC which includes Asia Pacific and Japan.
The Company attributes revenues to geographic regions based on the customer's ship-to location. Information regarding geographic areas is as follows (in thousands):

	Year Ended
Net Revenues:	July 3, 2011	June 27, 2010	June 28, 2009
North America:
United States	$108,652	$115,361	$117,799
Other	14,959	7,875	13,196
Total North America	123,611	123,236	130,995
EMEA	144,086	133,736	153,764
APAC	66,731	52,382	50,800
Total net revenues	$334,428	$309,354	$335,559

Substantially all of the Company’s assets were attributable to North America operations at July 3, 2011 and June 27, 2010.

8. Net Income (Loss) Per Share

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended
	July 3, 2011	June 27, 2010	June 28, 2009
Net income	$2,713	$227	$2,815
Weighted-average shares used in per share calculation – basic	91,423	89,281	94,224
Incremental shares using the treasury stock method:
Stock options	427	171	14
Unvested restricted awards	818	25	46
Employee Stock Purchase Plan	127	—	—
Weighted -average share used in per share calculation – diluted	92,795	89,477	94,284
Net income per share – basic	0.03	0.00	$0.03
Net income per share – diluted	0.03	0.00	$0.03

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because they would be anti-dilutive for the periods presented (in thousands):

	Year Ended
	July 3, 2011	June 27, 2010	June 28, 2009
Weighted stock options outstanding:
Out-of-the-money options	7,989	12,217	18,093
Total potential shares of common stock excluded from the computation of earnings per share	7,989	12,217	18,093

Weighted stock options outstanding with an exercise price higher than the Company’s average stock price for the periods presented (“Out-of-the-money options”) are excluded from the calculation of diluted net income per share since the effect would have been anti-dilutive under the treasury stock method.

9. Foreign Exchange Forward Contracts
The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The Company records all derivatives on the balance sheet as Other Assets, Net at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona, the Indian Rupee and the British Pound. These derivatives do not qualify as hedges. At July 3, 2011, these forward foreign currency contracts had a notional principal amount of $28.4 million and unrealized losses on foreign exchange contracts of $0.2 million. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses from operations were a loss of $0.6 million in fiscal 2011, a loss of $0.4 million in fiscal 2010 and a loss of $0.1 million in fiscal 2009.

10. Restructuring Charges
As of July 3, 2011, restructuring liabilities were $3.2 million and consisted of obligations under excess facility operating leases, net of projected future sublease receipts and termination benefits. During fiscal 2011, 2010 and 2009, the Company

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded restructuring charges of $3.8 million, $4.2 million, and $2.2 million, respectively.
In fiscal 2011, the Company commenced a strategy to focus on growing revenue in specific market verticals and on improving operational effectiveness.  As part of the strategy, the Company reduced headcount by 139 and incurred total restructuring charges of $4.2 million, of which $1.0 million and $3.2 million were recognized in the third and fourth quarter of fiscal 2011, respectively. The Company anticipates recognizing another $0.3 million in early fiscal 2012 related to the transition of certain employees impacted by the headcount reduction.
During the fourth quarter of fiscal 2011, the lease term for the excess leased facilities ended. The Company recognized a restructuring reversal of $0.4 million related to the true up of operating and rent expenses.
Charges in fiscal 2010 were:

•
$4.6 million related to a restructuring of the organization from a business unit organization to a functional organization. In connection with the restructuring, the Company had a RIF and terminated 8% of its workforce. Total termination benefits were $4.1 million. The RIF was executed and completed in the second quarter of fiscal 2010. In addition, the Company eliminated certain redundant engineering projects in conjunction with the reorganization. The Company incurred $0.5 million related to the discontinued engineering projects.

•	$0.2 million increase in facilities operating expenses related to one of the Company’s restructured facilities.

•	$0.5 million reversal of restructuring expense due to higher projected sublease receipt from a sublease renewal arrangement.

•	$0.1 million reversal of restructuring expense related to the settlement of employment termination benefits incurred in the third fiscal quarter of 2009.
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

•	These charges were offset by a reversal of $0.5 million of restructuring expense due to higher than projected sublease receipt from a sublease renewal arrangement.
Restructuring liabilities consist of (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Excess Facilities	Asset Impairment	Contract Termination	Termination Benefits	Acceleration of Stock Awards	Total
Balance at June 29, 2008	$9,389	$—	$—	$—	$—	$9,389
Period charges	96	415	—	2,220	—	2,731
Period reversals	(487)	—	—	—	—	(487)
Period impairments	—	(415)	—	—	—	(415)
Period payments	(2,661)	—	—	(1,479)	—	(4,140)
Balance at June 28, 2009	6,337	—	—	741	—	7,078
Period charges	260	449	86	3,763	353	4,911
Period reversals	(529)	—	—	(139)	—	(668)
Period impairments	—	(65)	—	—	(353)	(418)
Period payments	(2,928)	(384)	(77)	(4,144)	—	(7,533)
Balance at June 27, 2010	3,140	—	9	221	—	3,370
Period charges	—	—	—	4,226	—	4,226
Period reversals	(381)	—	—	(38)	—	(419)
Period write-offs	—	—	—	—	—	—
Period payments	(2,759)	—	(9)	(1,226)	—	(3,994)
Restructuring liabilities at July 3, 2011, less current portion	$—	$—	$—	$3,183	$—	$3,183

11. Technology Agreements
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
On July 16, 2010, the Company entered into a Memorandum of Understanding (“Network-1 MOU”) with Network-1 Security Solutions, Inc. The Network-1 MOU provides for a nonexclusive and worldwide license to certain patents of each party, and a release of claims based on any prior infringement of such patents. The license term is nine years and eight months and expires in March 2020. The release covers any potential claims arising out of the past use or practice of any of the patents. Total fees for the grant of the license under the Network-1 MOU were $2.4 million. The Company charged the estimated value of the release of prior claims of $0.2 million to Cost of Product Revenues for claims incurred in fiscal 2010 and $0.8 million to Litigation Settlement for claims incurred prior to fiscal 2010 in its fiscal 2010 consolidated financial statements. The remaining $1.4 million was recorded as other assets and is being recognized ratably over the license period in Cost of Product Revenue.

12. Subsequent Events
On July 15, 2011, a final order and judgment was made in the shareholder derivative lawsuit, whereby the Company agreed to pay a settlement of $3.5 million to the Plaintiffs which was paid on July 27, 2011. On August 24, 2011, the Company was reimbursed $2.7 million from its directors and officers insurer.

13. Quarterly Financial Data (Unaudited)
Quarterly results for the years ended July 3, 2011 and June 27, 2010 follow:

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	July 3, 2011(1)	March 27, 2011(2)	Dec 26, 2010(3)	Sept 26, 2010(4)
	(In thousands, except per share amounts)
Net revenues	$89,761	$75,699	$85,131	$83,837
Gross profit	$48,581	$36,563	$47,981	$46,837
Net (loss) income	$(2,087)	$(6,841)	$8,929	$2,712
Net (loss) income per share – basic	$(0.02)	$(0.07)	$0.10	$0.03
Net (loss) income per share – diluted	$(0.02)	$(0.07)	$0.10	$0.03
	June 27, 2010(5)	March 28, 2010(6)	Dec 27, 2009(7)	Sept 27, 2009(8)
	(In thousands, except per share amounts)
Net revenues	$85,452	$78,197	$79,397	$66,309
Gross profit	$48,617	$45,353	$45,763	$36,760
Net income (loss)	$3,412	$3,676	$(1,379)	$(5,482)
Net income (loss) per share – basic	$0.04	$0.04	$(0.02)	$(0.06)
Net income (loss) per share – diluted	$0.04	$0.04	$(0.02)	$(0.06)
____________________

(1)	Net loss and net loss per share include the effect of stock-based compensation expense of $1.5 million and a restructuring charge of $2.8 million.

(2)	Net loss and net loss per share include the effect of stock-based compensation expense of $1.3 million, a restructuring charge of $1.0 million and litigation settlement of $49,000.

(3)	Net income and net income per share include the effect of stock-based compensation expense of $0.4 million and litigation settlement of $4.2 million.

(4)	Net income and net income per share include the effect of stock-based compensation expense of $2.1 million.

(5)	Net income and net income per share include the effect of stock-based compensation expense of $1.7 million, a restructuring charge of $0.2 million and litigation settlement of $1.0 million.

(6)	Net income and net income per share include the effect of stock-based compensation expense of $1.4 million and a restructuring charge of $0.4 million.

(7)	Net loss and net loss per share include the effect of stock-based compensation expense of $2.0 million and a restructuring charge of $4.1 million.

(8)	Net loss and net loss per share include the effect of stock-based compensation expense of $1.1 million and a restructuring reversal of $0.5 million.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2011.
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
We assessed the effectiveness of our internal control over financial reporting as of July 3, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment using those criteria, we concluded that, as of July 3, 2011 our internal control over financial reporting is effective.
Our independent registered public accounting firm, KPMG LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued its report on our internal control over financial reporting as of July 3, 2011.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended July 3, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
None.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Shareholders
Extreme Networks, Inc.

We have audited Extreme Networks, Inc. and subsidiaries' (the Company) internal control over financial reporting as of July 3, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting at Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 3, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of July 3, 2011, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for the year ended July 3, 2011. In connection with our audit, we also have audited the financial statement schedule listed in the Index at Item 15(a). Our report dated August 29, 2011, expressed an unqualified opinion on those consolidated financial statements, and that the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Mountain View, California
August 29, 2011

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
The following financial statement schedule of Extreme Networks, Inc. for the fiscal years ended July 3, 2011, June 27, 2010 and June 28, 2009 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Extreme Networks, Inc.

Page
Schedule II – Valuation and Qualifying Accounts	79

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:
The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
3.1	Amended and Restated Certificate of Incorporation of Extreme Networks, Inc.	8-K	12/17/2010	3.2
3.2	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K	3/31/2011	3.1
3.3	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock	10-K	9/26/2001	3.7
4.1	Rights Agreement dated April 27, 2001 between Extreme Networks, Inc. and Mellon Investor Services LLC.	8-K/A	6/7/2001	4.2
4.2	Amendment to the Rights Agreement dated June 30, 2010 between Extreme Networks, Inc. and Mellon Investor Services LLC.	8-K	7/1/2010	4.3
4.3	Amendment No. 2 to the Rights Agreement dated April 27, 2011 between Extreme Networks, Inc. and Mellon Investor Services LLC.	8-K	4/27/2011	4.1
10.1	Form of Indemnification Agreement for directors and officers.	S-1	2/5/1999	10.1
10.2*	Amended 1996 Stock Option Plan and forms of agreements thereunder.	S-1	2/5/1999	10.2
10.3*	1999 Employee Stock Purchase Plan.	S-1	2/5/1999	10.3
10.4*	2000 Nonstatutory Stock Option Plan.	10-K	9/24/2000	10.7
10.5*	2001 Nonstatutory Stock Option Plan.	Schedule TO	10/31/2001	(d)(9)
10.6*	Offer of Employment Letter dated August 18, 2006 from Extreme Networks, Inc. to Mark A. Canepa.	8-K	9/5/2006	99.1
10.7*	Extreme Networks, Inc. Amended and Restated Executive Change in Control Severance Plan.				X
10.8*	Extreme Networks, Inc. 2005 Equity Incentive Plan.	8-K	12/8/2005	99.1
10.9*	Form of Restricted Stock Units Agreement Under the 2005 Equity Incentive Plan.	10-Q	11/7/2008	10.22

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
10.10*	Extreme Networks, Inc. Fiscal 2010 Executive Incentive Bonus Plan.	8-K	7/31/2009	10.24
10.11*	Resignation Agreement and General Release of Claims, dated October 20, 2009, between Extreme Networks, Inc. and Mark A. Canepa.	8-K	10/23/2009	10.28
10.12*	Supplement to Offer of Employment Letter, dated October 21, 2009, from Extreme Networks, Inc. to Bob L. Corey.	8-K	10/23/2009	10.29
10.13*	Letter regarding modification of employment terms dated March 18, 2010, from Extreme Networks, Inc. to Bob L. Corey.	8-K	3/19/2010	99.10
10.14*	Extreme Networks, Inc. Fiscal 2011 Executive Incentive Bonus Plan.	8-K	7/30/2010	10.1
10.15*	Offer of Employment Letter Dated July 29, 2010 from Extreme Networks, Inc to Oscar Rodriguez.	10-K	8/20/2010	10.32
10.16*	Letter regarding modification of employment terms dated September 3, 2010, from Extreme Networks, Inc. to Bob L. Corey.	8-K	9/8/2010	10.1
10.17	Agreement by and between Extreme Networks, Inc. and the Ramius Group dated as of October 13, 2010.	8-K	10/14/2010	10.1
10.18	Option Agreement, dated September 23, 2010, between Extreme Networks, Inc. and Trumark Companies, LLC.	10-Q	11/3/2010	10.2
10.19*	Resignation Agreement and General Release of Claims, dated March 25, 2011, between Extreme Networks, Inc. and Suresh K. Gopalakrishnan.	8-K	3/31/2011	10.1
10.20*	Resignation Agreement and General Release of Claims, dated March 27, 2011, between Extreme Networks, Inc. and Bob L. Corey.	8-K	3/31/2011	10.2
10.21*	Offer of Employment Letter dated March 11, 2011 from Extreme Networks, Inc to Jim Judson.	10-Q	5/2/2011	10.1
16.1	Letter regarding change in certifying accountant from Ernst & Young LLP.	8-K	11/10/2010	16.1
21.10	Subsidiaries of Registrant.				X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				X
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (see page 92 of this Form 10-K).				X
31.1	Section 302 Certification of Chief Executive Officer.				X
31.2	Section 302 Certification of Interim Chief Financial Officer.				X
32.1	Section 906 Certification of Chief Executive Officer.				X
32.2	Section 906 Certification of Interim Chief Financial Officer.				X
____________________

*	Indicates management or board of directors contract or compensatory plan or arrangement.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JULY 3, 2011, JUNE 27, 2010 and JUNE 28, 2009

Description	Balance at beginning of period	Charges to costs and expenses	(Deductions)(1)	Balance at end of period
Year Ended June 28, 2009:
Allowance for doubtful accounts	$1,287	$232	$(314)	$1,205
Allowance for sales returns	$1,175	$863	$(1,108)	$930
Year Ended June 27, 2010:
Allowance for doubtful accounts	$1,205	$26	$(199)	$1,032
Allowance for sales returns	$930	$1,229	$(1,222)	$937
Year Ended July 3, 2011:
Allowance for doubtful accounts	$1,032	$(9)	$(257)	$766
Allowance for sales returns	$937	$647	$(939)	$645
____________________

(1)	Uncollectible accounts written off, net of recoveries

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 30, 2011.

EXTREME NETWORKS, INC. (Registrant)

By:	/s/ JAMES T. JUDSON
James T. Judson
Interim Vice President and Chief Financial Officer
August 30, 2011

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James T. Judson, his true and lawful attorneys-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ ED MEYERCORD	/s/ OSCAR RODRIGUEZ
Ed Meyercord	Oscar Rodriguez
Chairman of the Board	President and Chief Executive Officer
August 29, 2011	(Principal Executive Officer)
August 29, 2011

/s/ JAMES T. JUDSON	/s/ JUSTIN DIMACCHIA
James T. Judson	Justin DiMacchia
Interim Vice President and Chief Financial Officer	Vice President, Corporate Controller
(Principal Financial Officer)	(Principal Accounting Officer)
August 29, 2011	August 29, 2011

/s/ CHARLES CARINALLI	/s/ ED KENNEDY
Charles Carinalli	Ed Kennedy
Director	Director
August 29, 2011	August 29, 2011

/s/ JOHN KISPERT	/s/ KENNETH LEVY
John Kispert	Kenneth Levy
Director	Director
August 29, 2011	August 29, 2011

/s/ JOHN C. SHOEMAKER	/s/ HARRY SILVERGLIDE
John C. Shoemaker	Harry Silverglide
Director	Director
August 29, 2011	August 29, 2011

/s/ GORDON STITT
Gordon Stitt
Director
August 29, 2011

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
3.1	Amended and Restated Certificate of Incorporation of Extreme Networks, Inc.	8-K	12/17/2010	3.2
3.2	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K	3/31/2011	3.1
3.3	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock	10-K	9/26/2001	3.7
4.1	Rights Agreement dated April 27, 2001 between Extreme Networks, Inc. and Mellon Investor Services LLC.	8-K/A	6/7/2001	4.2
4.2	Amendment to the Rights Agreement dated June 30, 2010 between Extreme Networks, Inc. and Mellon Investor Services LLC.	8-K	7/1/2010	4.3
4.3	Amendment No. 2 to the Rights Agreement dated April 27, 2011 between Extreme Networks, Inc. and Mellon Investor Services LLC.	8-K	4/27/2011	4.1
10.1	Form of Indemnification Agreement for directors and officers.	S-1	2/5/1999	10.1
10.2*	Amended 1996 Stock Option Plan and forms of agreements thereunder.	S-1	2/5/1999	10.2
10.3*	1999 Employee Stock Purchase Plan.	S-1	2/5/1999	10.3
10.4*	2000 Nonstatutory Stock Option Plan.	10-K	9/24/2000	10.7
10.5*	2001 Nonstatutory Stock Option Plan.	Schedule TO	10/31/2001	(d)(9)
10.6*	Offer of Employment Letter dated August 18, 2006 from Extreme Networks, Inc. to Mark A. Canepa.	8-K	9/5/2006	99.1
10.7*	Extreme Networks, Inc. Amended and Restated Executive Change in Control Severance Plan.				X
10.8*	Extreme Networks, Inc. 2005 Equity Incentive Plan.	8-K	12/8/2005	99.1
10.9*	Form of Restricted Stock Units Agreement Under the 2005 Equity Incentive Plan.	10-Q	11/7/2008	10.22
10.10*	Extreme Networks, Inc. Fiscal 2010 Executive Incentive Bonus Plan.	8-K	7/31/2009	10.24
10.11*	Resignation Agreement and General Release of Claims, dated October 20, 2009, between Extreme Networks, Inc. and Mark A. Canepa.	8-K	10/23/2009	10.28
10.12*	Supplement to Offer of Employment Letter, dated October 21, 2009, from Extreme Networks, Inc. to Bob L. Corey.	8-K	10/23/2009	10.29
10.13*	Letter regarding modification of employment terms dated March 18, 2010, from Extreme Networks, Inc. to Bob L. Corey.	8-K	3/19/2010	99.1
10.14*	Extreme Networks, Inc. Fiscal 2011 Executive Incentive Bonus Plan.	8-K	7/30/2010	10.1
10.15*	Offer of Employment Letter Dated July 29, 2010 from Extreme Networks, Inc to Oscar Rodriguez.	10-K	8/20/2010	10.32
10.16*	Letter regarding modification of employment terms dated September 3, 2010, from Extreme Networks, Inc. to Bob L. Corey.	8-K	9/8/2010	10.1
10.17	Agreement by and between Extreme Networks, Inc. and the Ramius Group dated as of October 13, 2010.	8-K	10/14/2010	10.1
10.18	Option Agreement, dated September 23, 2010, between Extreme Networks, Inc. and Trumark Companies, LLC.	10-Q	11/3/2010	10.2

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
10.19*	Resignation Agreement and General Release of Claims, dated March 25, 2011, between Extreme Networks, Inc. and Suresh K. Gopalakrishnan.	8-K	3/31/2011	10.1
10.20*	Resignation Agreement and General Release of Claims, dated March 27, 2011, between Extreme Networks, Inc. and Bob L. Corey.	8-K	3/31/2011	10.2
10.21*	Offer of Employment Letter dated March 11, 2011 from Extreme Networks, Inc to Jim Judson.	10-Q	5/2/2011	10.1
16.1	Letter regarding change in certifying accountant from Ernst & Young LLP.	8-K	11/10/2010	16.1
21.1	Subsidiaries of Registrant.				X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				X
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (see page 92 of this Form 10-K).				X
31.1	Section 302 Certification of Chief Executive Officer.				X
31.2	Section 302 Certification of Interim Chief Financial Officer.				X
32.1	Section 906 Certification of Chief Executive Officer.				X
32.2	Section 906 Certification of Interim Chief Financial Officer.				X
___________________

*	Indicates management or board of directors contract or compensatory plan or arrangement.