Form 10-K/A
period 2011-07-03
EXTREME NETWORKS INC
filed 2011-10-31
CIK 1078271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended July 3, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to

Commission File Number 000-25711
___________________________
Extreme Networks, Inc.
(Exact name of registrant as specified in its charter)

___________________________

Delaware	77-0430270
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3585 Monroe Street Santa Clara, California	(408) 579-2800
(Address of principal executive offices including zip code)	(Registrant's telephone number, including area code)

 ___________________________
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	The NASDAQ Global Select Market
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” and “smaller reporting company”

in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $270.6 million as of December 23, 2010, the last business day of the Registrant's most recently completed second fiscal quarter, based upon the per share closing price of the Registrant's common stock as reported on The NASDAQ Global Select Market on such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
As of October 15, 2011, there were 92,908,482 shares of the Registrant's Common stock outstanding.
___________________________

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXTREME NETWORKS, INC.
FORM 10-K/A

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended July 3, 2011, as filed with the U.S. Securities and Exchange Commission (“SEC”) on August 30, 2011 (the “Original Filing”), solely for the purpose of including the information required by Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended July 3, 2011 as our board of directors has determined that we will hold the next annual meeting of stockholders no earlier than January 13, 2012. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our Principal Executive Officer and Principal Financial Officer are being filed as exhibits to this Amendment under Item 15 of Part IV.  We are also making conforming changes to the cover page and to the Exhibit Index to this Amendment.

Except as described above, no other changes have been made to the Original Filing, and all other Items of the Original Filing have been omitted from this Amendment.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to August 30, 2011.

PART III

Item 10.	Directors, Executive Officers And Corporate Governance
Directors
The following table provides information concerning the age, tenure on our board of directors, or our Board, and class of our directors and nominees.

Name	Age	Director Since	Class
Kenneth Levy, Director	68	2001	I
Oscar Rodriguez, Director, President and Chief Executive Officer	51	2010	I
Gordon L. Stitt, Director	55	1996	I
John H. Kispert, Director	48	2009	II
Edward B. Meyercord, III, Chairman of the Board of Directors	46	2009	II
Harry Silverglide, Director	65	2004	II
Charles Carinalli, Director	63	1996	III
Edward H. Kennedy, Director	57	2011	III
John C. Shoemaker, Director	68	2007	III

Directors in Class I are serving a term expiring at the 2011 annual meeting of stockholders. Directors in Class II are serving a term expiring at the 2012 annual meeting of stockholders. Directors in Class III are serving a term expiring at the 2013 annual meeting of stockholders. There are no family relationships among any of our directors or executive officers.
The biographies of each of our directors below contains information regarding the person's service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee and our Board to determine that the person should serve as a director.
Class I Directors Serving a Term Expiring at the 2011 Annual Meeting

Kenneth Levy. Mr. Levy has served as one of our directors since October 2001. Mr. Levy is a private investor and the Chairman Emeritus of KLA-Tencor Corporation, a semiconductor company. Mr. Levy co-founded KLA Instruments, the predecessor to KLA-Tencor Corporation, and served it in various positions, including as a member of its Board of Directors, as its Chairman of the Board and as its Chief Executive Officer until retiring in October 2006. Mr. Levy has also served on the Boards of Directors of Juniper Networks, Saifun Semiconductor, PowerDsine Inc. and various private companies. Mr. Levy holds a Bachelors of Science in Electrical Engineering from City College of New York and a Master's of Science in Electrical Engineering from Syracuse University. Mr. Levy is a member of the National Academy of Engineering.

Mr. Levy's business, executive officer, and technology industry experience provides our Board with a valuable resource in understanding company operations and evaluating strategic opportunities.
Gordon L. Stitt. Mr. Stitt has served as either the Chairman of our Board or as a member of our Board since our inception in May 1996. Mr. Stitt is one of our co-founders, served as our President and Chief Executive Officer from our inception until August 2006 and remained employed by us until December 2006. From July 2009 through December 2010, Mr. Stitt became our part-time employee, performing services as a market development consultant. In 1989, Mr. Stitt co-founded Network Peripherals, Inc., a network technology company, where he served as Vice President of Marketing, then as Vice President and General Manager of the OEM Business Unit until 1995. Mr. Stitt holds a Bachelors of Science in electrical engineering and computer science from Santa Clara University and a Masters in Business Administration from the Haas School of Business of the University of California, Berkeley.
As our co-founder, and with experience as an executive in networking companies, Mr. Stitt has extensive experience in our industry and the markets for our products. Mr. Stitt provides our Board with expert perspective on industry trends and strategic opportunities, as well as insight into our operations, from execution, cultural, competitive and industry points of view.

Oscar Rodriguez. Mr. Rodriguez has served as our President and Chief Executive Officer since August 2010 and as one of our directors since October 2010. From April 2007 to August 2010, Mr. Rodriguez served as a director and the Chief Executive Officer and President of Movius Interactive Corporation, a mobile media solutions provider. Prior to joining Movius, beginning in April 2006 to April 2007, Mr. Rodriguez served as the Vice President of the Carrier Ethernet business and the Chief Marketing Officer of Alcatel-Lucent's Enterprise Business Group. From August 2003 until April 2006, Mr. Rodriguez served as Chief Executive Officer, President and a director of Riverstone Networks, Inc., an ethernet infrastructure solutions provider, which was acquired by Lucent Technologies in April 2006. From October 2000 to August 2003, Mr. Rodriguez held various positions at Nortel Networks Corporation, a telecommunications systems company, including as Divisional President, Enterprise Solutions Business; Divisional President, Intelligent Internet Business; and Vice President Portfolio & Operations, Local Internet Business. Mr. Rodriguez also sits on the Dean's Board of Advisors for the College of Engineering at the University of Central Florida. Mr. Rodriguez holds a Bachelors of Science in computer engineering from the University of Central Florida and a Masters of Business Administration from the Kenan-Flagler Business School at the University of North Carolina, Chapel Hill.

Mr. Rodriguez has extensive executive experience in the communications technology industry and provides strong financial and operational expertise to our Board. As our current President and Chief Executive Officer, Mr. Rodriguez also provides our Board with important insights about our company and its operations.
Class II Directors Serving a Term Expiring at the 2012 Annual Meeting

John H. Kispert. Mr. Kispert has served as one of our directors since May 2009. Mr. Kispert has served as President and Chief Executive Officer and as a director of Spansion, Inc., flash memory manufacturer, since February 2009. From 1995 to February 2009, Mr. Kispert held various executive management positions at KLA-Tencor Corporation, most recently as President and Chief Operations Officer from January 2006 to January 2009 and as Executive Vice President and Chief Financial Officer from March 2000 to December 2005. Previously, Mr. Kispert served in a number of positions with the IBM Corporation. Mr. Kispert received a Bachelors of Science degree in political science from Grinnell College and a Masters of Business Administration from the University of California, Los Angeles.
Mr. Kispert has extensive management and leadership experience and provides our Board with technology, leadership and financial expertise that aids our Board in understanding corporate needs and strategic opportunities.

Edward B. Meyercord, III. Mr. Meyercord is currently Chairman of our Board and has served as one of our directors since October 2009. Mr. Meyercord has served as Chief Executive Officer and Director of Critical Alert Systems LLC, a wireless communications company, since July 2010. From January 2009 to July 2010, Mr. Meyercord founded and served as President of Council Rock Advisors LLC, an advisory services company. From December 2006 until January 2009, Mr. Meyercord served as Chief Executive Officer of Cavalier Telephone & TV, a voice and data services company. From 1996 to 2006, Mr. Meyercord served in multiple roles with Talk America, Inc., a telecommunications company which was acquired by Cavalier Telephone & TV, lastly as Chief Executive Officer and a member of the board of directors. Mr. Meyercord received a Bachelor's degree in economics from Trinity College in Hartford, CT and a Masters of Business Administration from New York University.
Mr. Meyercord has extensive executive experience in management, corporate finance and corporate strategy. His background in the telecommunications industry provides our Board with valuable industry expertise in one of our key markets.

Harry Silverglide. Mr. Silverglide has served as one of our directors since June 2004. From January 1997 to July 2002, Mr. Silverglide served as our Vice President of Sales. From May 1995 to January 1997, he served as Vice President of Western Region Sales for Bay Networks.

Mr. Silverglide's experience, and particularly his extensive experience in sales and sales organizations, including his experience with our sales organization and distribution channels, provides our Board with valuable insight regarding sales management and sales strategy.
Class III Directors Serving a Term Expiring at the 2013 Annual Meeting
Charles Carinalli. Mr. Carinalli has served as one of our directors since October 1996. Since 1996, Mr. Carinalli has been a Principal of Carinalli Ventures. From 1999 to May 2002, Mr. Carinalli was Chief Executive Officer and a director of Adaptive Silicon, Inc., a semiconductor company. From December 1996 to July 1999, Mr. Carinalli served as President, Chief Executive Officer and a director of Wavespan, Inc., a wireless broadband company that was acquired by Proxim, Inc. From 1970 to 1996, Mr. Carinalli served in various positions for National Semiconductor, Inc., lastly as Senior Vice President and Chief Technical Officer. Mr. Carinalli also serves on the boards of directors of Fairchild Semiconductor and Atmel Corporation. Mr. Carinalli holds a Bachelors of Science in electrical engineering from the University of California, Berkeley and a Master's of Science in electrical engineering from Santa Clara University.

Mr. Carinalli provides our Board with extensive engineering and engineering management expertise, as well as management expertise and technology expertise, which aids our Board in understanding product development, engineering management and strategic planning, as well as risk assessment and planning.

Edward H. Kennedy. Mr. Kennedy has served on our Board since April 2011. Mr. Kennedy has served as the Chief Executive Officer and President of Tollgrade Communications, Inc., a telecommunications company, since June 2009 and served as its Chairman until it was acquired in May 2011 by Talon Holdings, Inc., an affiliate of Golden Gate Capital. From September 2007 until March 2010, Mr. Kennedy served as the Chief Executive Officer and President of Rivulet Communications, Inc., a medical video networking company. From February 2004 until September 2007. Mr. Kennedy served as Venture Partner at Columbia Capital. From January 2002 until January 2004, Mr. Kennedy served as President of Tellabs North American Operations and Executive Vice President of Tellabs, a mobile solutions provider. From March 1999 until January 2002, Mr. Kennedy was President and Chief Executive Officer (and co-founder) of Ocular Networks, an optical access equipment supplier. He has also held various executive positions at leading telecom equipment companies, including Alcatel and Newbridge Networks Corporation.

Mr. Kennedy has extensive financial and executive leadership experience in technology companies, including networking companies, and provides management and financial expertise to our Board.

John C. Shoemaker. Mr. Shoemaker has served as one of our directors since October 2007. From 1990 to June 2004, Mr. Shoemaker held various executive management positions at Sun Microsystems, Inc., a network computing company, including as Executive Vice President, Worldwide Operations Organizations and Executive Vice President, Computer Systems. He was responsible for all Sun business units and SPARC microprocessor development. Previously, Mr. Shoemaker served in a number of senior executive positions with the Xerox Corporation, a provider of document management technology and services. Mr. Shoemaker is currently a director of Altera Inc., a provider of programmable logic solutions. He previously served as Chairman of the board of directors of SonicWALL, Inc., formerly a network security and remote access software firm. Mr. Shoemaker holds a Bachelor of Arts degree from Hanover College and a Masters of Business Administration from Indiana University's Kelley School of Business, where he is Principal Director of the Indiana University Foundation.

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
In October 2010 we entered into an agreement with several entities and persons associated with Ramius Advisors, who we collectively refer to as the “Ramius Group.” Under this agreement, we increased the size of our Board to nine directors, creating a Class III vacancy, and we agreed to a process for the appointment of a person to fill the vacant position. Once elected, we agreed to appoint such director to certain committees of our Board. In April 2011, we appointed Mr. Kennedy to fill the Class III vacancy and to our Audit Committee.
Corporate Governance

Our Board currently consists of nine directors. Currently, the directors are divided into three classes - Class I, Class II and Class III, with each class consisting of a minimum of two directors. Our Board is being de-staggered over a three year period, with all Directors being elected to one year terms at the end of the expiration of their current term, commencing in 2011. The Class I directors are Kenneth Levy, Oscar Rodriguez, and Gordon L. Stitt. The Class II directors are John H. Kispert, Edward B. Meyercord, III and Harry Silverglide. The Class III directors are Charles Carinalli, Edward Kennedy, and John C. Shoemaker.

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

Currently, our Class I, Class II and Class III directors serve until the annual meetings of stockholders to be held for the years of 2011, 2012 and 2013, respectively, and until their respective successors are duly elected and qualified. Commencing with the meeting for 2011, at each annual meeting of stockholders, the successors to directors whose terms expire at that meeting are elected to serve from the time of election and qualification until the next annual meeting following their election. Our Board has a mandatory retirement age of seventy (70).
Edward B. Meyercord, III was elected as our Independent Chairman in 2011, and his duties as Independent Chairman include:

•	chairing executive sessions of the independent directors;

•	ensuring that independent directors have adequate opportunities to meet without management present;

•	serving as designated contact for communication to independent directors, including being available for consultation and direct communication with major stockholders;

•	ensuring that the independent directors have an opportunity to provide input on the agenda for meetings of our Board;

•	assuring that there is sufficient time for discussion of all agenda items; and

•	being identified as the recipient of communications with stockholders in the annual meeting proxy statement.

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
Board Leadership Structure
Our Board leadership structure currently consists of an Independent Chairman, and a Chief Executive Officer. In the current structure, the roles of Chief Executive Officer and Chairman of our Board are separated. Edward B. Meyercord, III has served as the Independent Chairman of our Board since April 2011, while Oscar Rodriguez serves as our President and Chief Executive Officer. Separating these positions allows our Chief Executive Officer to focus on setting our strategic direction and for day-to-day leadership and performance, while allowing the Chairman of our Board to lead our Board in its fundamental role of providing advice to, and independent oversight of, management.
Our Board recognizes the time, effort, and energy that our Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitments required to serve as the Chairman of our Board, particularly as our Board's oversight responsibilities continue to grow. While our Bylaws and Corporate Governance Guidelines do not require that the Chairman of our Board and Chief Executive Officer positions be separate, our Board believes that separating these positions is the appropriate leadership structure for us at this time and results in an effective balancing of responsibilities, experience and independent perspective to meet the current corporate governance needs and oversight responsibilities of our Board.
Board's Role in Risk Oversight
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
Management is tasked with the direct management and oversight of legal, financial, and commercial compliance matters, which includes identification and mitigation of associated areas of risk. Our General Counsel provides regular reports of legal risks to the Audit Committee and our Board. Our Chief Financial Officer and the Vice President Corporate Controller provide regular reports to the Audit Committee concerning financial, tax and audit related risks. In addition, the Audit Committee receives periodic reports from management on our compliance programs and efforts, investment policy and practices and the results of various internal audit projects. Management and the Compensation Committee's compensation consultant provide analysis of risks related to our compensation programs and practices to the Compensation Committee.
Meetings of the Board of Directors
Our Board held twenty four meetings during the fiscal year ended July 3, 2011. No director serving on our Board in fiscal year 2011 attended fewer than 75% of the aggregate of the meetings of our Board and the meetings of the committees on which he served.
Executive Sessions
The independent members of our Board meet regularly in executive session (without the participation of executive officers or other non-independent directors), generally before or after a regularly scheduled Board meetings or at such other times requested by our independent directors. Executive sessions of the independent directors are chaired by our Chairman. The executive sessions include discussions and recommendations regarding guidance to be provided to the Chief Executive Officer and such topics as the independent directors determine.
Committees of the Board of Directors
Our Board has a separately-designated standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Our Board has adopted a written charter for each of these committees, each of which is available on our website at http://www.extremenetworks.com/about-extreme/corp-governance.aspx.

Current Committee Membership

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Charles Carinalli	Member	Chairman	Member
John H. Kispert	Chairman
Edward H. Kennedy	Member
Kenneth Levy			Chairman
Edward B. Meyercord, III		Member
John C. Shoemaker	Member	Member
Harry Silverglide			Member

Audit Committee. The current members of the Audit Committee are Messrs. Carinalli, Kennedy, Kispert and Shoemaker. Mr. Kispert serves as Chairman. Each member of the Audit Committee has been determined by our Board to be independent for purposes of the NASDAQ Marketplace Rules and the rules of the SEC as these rules apply to audit committee members. Our Board has determined that Mr. Kispert is an audit committee financial expert, as defined in the rules of the SEC. The Audit Committee retains our independent auditors, reviews and approves the planned scope, proposed fee arrangements and terms of engagement of the independent auditors, reviews the results of the annual audit of our financial statements and the interim reviews of our unaudited financial statements, evaluates the adequacy of accounting and financial controls, reviews the independence of our auditors, and oversees our financial reporting on behalf of our Board. The Audit Committee is also responsible for establishing procedures for the receipt, retention and treatment of complaints received by us regarding questionable accounting or auditing matters, including the anonymous submission by our employees of concerns regarding accounting or auditing matters. In addition, the Audit Committee reviews with our independent auditors the scope and timing of their audit services and any other services they are asked to perform, the independent auditor's report on our consolidated financial statements following completion of their audit, and our critical accounting policies and procedures and policies with respect to our internal accounting and financial controls. The Audit Committee also assists our Board in fulfilling its oversight responsibilities with respect to financial risks, including risk management in the areas of financial reporting, internal controls, and compliance with legal and regulatory requirements. The Audit Committee held nine meetings during the fiscal year ended July 3, 2011.
Compensation Committee. The current members of the Compensation Committee are Messrs. Carinalli, Meyercord, and Shoemaker. Mr. Carinalli serves as Chairman. Each member of the Compensation Committee has been determined by our Board to be independent for purposes of the NASDAQ Marketplace Rules as they apply to compensation committee members. The Compensation Committee has responsibility for, among other things, discharging our Board's responsibilities relating to compensation and benefits of our officers, including responsibility for evaluating and reporting to our Board on matters concerning management performance, officer compensation and benefits plans and programs. In carrying out these responsibilities, the Compensation Committee is required to review all components of executive officer compensation for consistency with our compensation philosophy. The Compensation Committee also administers our stock option plans and stock incentive plans. The Compensation Committee assists our Board in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs. The charter of the Compensation Committee provides that the Compensation Committee may delegate duties or responsibilities to subcommittees or to one member of the Compensation Committee from time to time, as appropriate. However, historically the Compensation Committee has delegated duties or responsibilities only under limited circumstances. Our President and Chief Executive Officer and our Head of Human Resources assist the Compensation Committee in its deliberations with respect to the compensation of our executive officers, except that our Chief Executive Officer does not play a role in the Compensation Committee's deliberations regarding his own compensation determination, other than discussing his performance objectives with the Compensation Committee. The other executive officers do not play a role in the Compensation Committee's deliberations regarding their own compensation determination, except that each executive officer discusses his or her individual performance objectives with our Chief Executive Officer, and our General Counsel may be present for deliberations and may provide advice to the Compensation Committee regarding legal issues associated with compensation plans and decisions. The Compensation Committee held eleven meetings during the fiscal year ended July 3, 2011. For more information about the Compensation Committee, see the discussion below under the heading “Executive Compensation.”
Nominating and Corporate Governance Committee. The current members of the Nominating and Corporate Governance Committee are Messrs. Carinalli, Levy, and Silverglide. Mr. Levy serves as Chairman. Each member of the Nominating and Corporate Governance Committee has been determined by our Board to be independent for purposes of the NASDAQ Marketplace Rules as they apply to nominating committee members. The Nominating and Corporate Governance Committee identifies, reviews, evaluates and nominates candidates to serve on our Board, is responsible for recommending corporate governance principles, codes of conduct and compliance mechanisms applicable to us, and assists our Board in its annual reviews of the performance of our Board, each committee and management. The Nominating and Corporate Governance Committee assists our Board in fulfilling its oversight responsibilities with respect to the management of risks associated with board organization, membership and structure, succession planning for our directors and executive officers, and corporate governance. The Nominating and Corporate Governance Committee held six meetings during the fiscal year ended July 3, 2011.
Compensation Committee Interlocks and Insider Participation

Each of Charles Carinalli, Edward B. Meyercord, III and John C. Shoemaker served as a member of the Compensation Committee in fiscal 2011. None of our executive officers has served on the board of directors or compensation committee of any other entity that has, or has had, one or more executive officers who served as a member of our Board or Compensation Committee during the 2011 fiscal year. No member of the Compensation Committee was, during fiscal year 2011 or any prior period, an officer or employee of ours.
Director Nominations
Director Qualifications. In fulfilling its responsibilities, the Nominating and Corporate Governance Committee considers numerous factors in reviewing possible candidates for nomination as director, including:

•	the appropriate size of our Board and its Committees;

•	the perceived needs of our Board for particular skills, background and business experience;

•	the skills, background, reputation, and business experience of nominees and the skills, background, reputation, and business experience already possessed by other members of our Board;

•	nominees' independence from management;

•	nominees' experience with accounting rules and practices;

•	nominees' background with regard to executive compensation;

•	applicable regulatory and listing requirements, including independence requirements and legal considerations, such as antitrust compliance;

•	the benefits of a constructive working relationship among directors; and

•	the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members.

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
The Nominating and Corporate Governance Committee evaluates any recommendation for director nominee proposed by a stockholder. In order to be evaluated in connection with the Nominating and Corporate Governance Committee's established procedures for evaluating potential director nominees, any recommendation for director nominee submitted by a stockholder must be sent in writing to the Corporate Secretary, 3585 Monroe Street, Santa Clara, CA 95051 and must be received at our principal executive offices not less than 120 days nor more than 150 calendar days in advance of the date that our proxy statement was released to stockholders in connection with the previous year's annual meeting of stockholders, except that if no annual meeting was held in the previous year or the date of the annual meeting has been changed by more than 30 calendar days from the date contemplated at the time of the previous year's proxy statement, notice by the stockholders to be timely must be received not later than the close of business on the tenth day following the day on which public announcement of the date of such meeting is first made. For purposes of the foregoing, “public announcement” shall mean disclosure in a broadly disseminated press release or in a document publicly filed by us with the SEC. The recommendation for director nominee submitted by a stockholder must contain the following information:

•	the candidate's name, age, contact information and present principal occupation or employment;

•
a description of the candidate's qualifications, skills, background, and business experience during, at a minimum, the last five years, including his/her principal occupation and employment and the name and principal business of any corporation or other organization in which the candidate was employed or served as a director; and

•	a statement signed by the candidate that the candidate is willing to be considered and willing to serve as a director if nominated and elected.

In addition, our bylaws permit stockholders to nominate directors for consideration.

All directors and director nominees must submit a completed form of directors' and officers' questionnaire as part of the nominating process. The evaluation process may also include interviews and additional background and reference checks for non-incumbent nominees, at the discretion of the Nominating and Corporate Governance Committee. In addition, nominees must enter into an agreement to abide by the Company's Code of Conduct and disclose any voting arrangements or compensation provided by third parties in connection with their service on the Company's Board.
The Nominating and Corporate Governance Committee evaluates incumbent directors, as well as candidates for director nominee submitted by directors, management and stockholders consistently using the criteria stated in our policies and procedures and selects the nominees that, in the Nominating and Corporate Governance Committee's judgment, best suit the needs of our Board at the time.

Communications with Directors
Edward B. Meyercord, III has been selected by our directors as our Independent Chairman and, as such, is responsible for receiving, distributing and arranging responses to communications from our stockholders to our Board. Stockholders may communicate with our Board by transmitting correspondence by mail, facsimile or email, addressed as follows:
Chairman of the Board (or individually named director(s))
Extreme Networks, Inc.
3585 Monroe Street
Santa Clara, CA 95051
The Chairman transmits each communication as soon as practicable to the identified director addressee(s), unless (i) there are safety or security concerns that mitigate against further transmission of the communication; or (ii) the communication contains commercial matters not related to the stockholder's stock ownership, as determined by the Chairman in consultation with legal counsel. Our Board or individual directors are advised of any communication withheld for safety, security or other reasons as soon as practicable.
Director Attendance at Annual Meetings

We use reasonable efforts to schedule our annual meeting of stockholders at a time and date to maximize attendance by directors, taking into account the directors' schedules. In cases where management, in its reasonable business judgment, expects stockholder attendance at our annual meeting to be significant, we encourage director attendance at the annual meeting. Directors make every effort to attend our annual meeting of stockholders when meaningful stockholder attendance at the meeting is anticipated. Messrs. Carinalli, Kispert, Rodriguez, Shoemaker, and Stitt attended our 2010 annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person. Based solely on our review of the forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and persons who beneficially own more than 10% of our common stock were complied with in the fiscal year ended July 3, 2011, except that a Form 4 was not timely filed for Michael L. Seaton with respect to a transaction in May 2011.
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
Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position
Oscar Rodriguez	51	President and Chief Executive Officer
James T. Judson	57	Interim Vice President, Chief Financial Officer
Gavin Cato	43	Vice President, Engineering
Margaret Echerd	52	Vice President, Corporate Controller, and Principal Accounting Officer
Mimi Gigoux	50	Senior Vice President, Human Resources
David Ginsburg	48	Senior Vice President, Chief Marketing Officer
Diane C. Honda	46	Vice President, General Counsel and Secretary
Michael L. Seaton	47	Vice President, Worldwide Sales and Services

Oscar Rodriguez. Biographical and related information for Mr. Rodriguez is set forth above under the heading “Board of Directors.”

James T. Judson. Mr. Judson has served as our Interim Vice President, Chief Financial Officer since March 2011. Since March 2006, Mr. Judson has served as a financial executive advisor to small and mid-sized companies. From April 2005 to March 2006, Mr. Judson served as Interim Chief Financial Officer of Omnicell, Inc. From February 2005 to April 2005, Mr. Judson was Omnicell's Vice President of Finance. Mr. Judson has served as a director of Omnicell since April 2006. From 1998 until his retirement in January 2002, Mr. Judson served as Vice President of Finance and Planning for the Worldwide Operations group of Sun Microsystems, a network computing company. Mr. Judson received a Bachelors of Science in industrial management from Purdue University and a Masters of Business Administration from Indiana University.

Gavin Cato. Mr. Cato has served as our Vice President, Engineering since June 20, 2011. Prior to joining us, Mr. Cato was in charge of strategic alliances for the Elster Group, a utilities company from August 2010 to June 2011. From February 2009 to August 2010, Mr. Cato was in independent consultant with the Timewater Group. From 2006 to February 2009, Mr. Cato served in various roles with Tekelec, lastly as Vice President, Market Development and Corporate Development. Prior to Tekelec, Mr. Cato held leadership roles in product research, development and engineering; product management and business development; and in key management roles for both large companies, such as IBM, and Nortel Networks in addition to several start-up firms. Mr. Cato holds both a Bachelors of Science and a Masters of Science in electrical engineering from Duke University, a PhD in electrical engineering from North Carolina State University, and a Masters of Business Administration from Duke University.

Margaret Echerd. Ms. Echerd has served as our Vice President, Corporate Controller and Principal Accounting Officer since September 2011. Ms. Echerd previously served as out Assistant Corporate Controller from June 2010 to September 2011. Prior to joining us, Ms. Echerd served as Corporate Controller of XeroCoat, Inc., a solar technology company, from December 2008 to May 2010. From October 2006 to July 2008, Ms. Echerd served as the US Controller for Align Technology, Inc., a medical device company. Ms. Echerd, who is a certified public accountant, earned a Bachelors of Business Administration in Marketing from Texas A&M University and a Masters of Business Administration in Corporate Finance from Golden Gate University.

Mimi Gigoux. Ms. Gigoux has served as our Senior Vice President of Human Resources since April 2011. Prior to joining us, Ms. Gigoux served as Chief Human Resources Officer and Senior Vice President of Aviat Networks, a mobile broadband technology company, from January 2010 to April 2011. From May 2005 to October 2009, Ms. Gigoux served as Vice President of Human Resources and Chief of Staff at Redback Networks.

David Ginsburg. Mr. Ginsburg has served as our Senior Vice President, Chief Marketing Officer since July 2011. Prior to taking on this role, Mr. Ginsburg served as our Senior Vice President, Product Marketing from November 2010 through June 2011. Prior to joining us, Mr. Ginsburg was Vice President of Marketing for InnoPath. Prior to InnoPath, he held marketing leadership positions at Lucent, Riverstone Networks, Allegro Networks and Nortel Networks. In addition, Mr. Ginsburg held various management and engineering positions with Cisco, Alcatel, and in the U.S. Army. Mr. Ginsburg holds a Bachelors of Science in electrical engineering from Rensselaer Polytechnic Institute in New York and is a former chair of the Broadband Content Delivery Forum.

Diane C. Honda. Ms. Honda has served as our Vice President, General Counsel and Secretary since October 2009. Ms. Honda previously served as our Vice President and Associate General Counsel~~.~~ from November 2004 to October 2009. Prior to joining us, Ms. Honda held legal or business positions with Speedera Networks, Inc., Riverstone Networks, Inc., Legato Systems, Inc., and Hewlett-Packard Company. She received a Bachelors of Science in Applied Math Computer Science and Industrial Management from Carnegie Mellon University and a Juris Doctorate. from Santa Clara University School of Law.

Michael L. Seaton. Mr. Seaton has served as our Vice President for Worldwide Sales and Services since May 2010. Mr. Seaton previously served as our Vice President and General Manager of Worldwide Services from July 2007 to May 2010. From November 2004 to July 2007, Mr. Seaton was our Vice President of Sales Operations and Strategic Alliances. Prior to joining us, Mr. Seaton held various positions at AT&T, Lucent Technologies and Avaya. Mr. Seaton holds a Bachelors of General Studies with a concentration in mathematics and computer science from the University of Michigan and a Masters of Business Administration from Florida State University.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of the Securities and Exchange Commission's Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2011, as amended.

The material in this report shall not be deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission, shall be deemed “furnished” in our Annual Report on Form 10-K for the fiscal year ended July 3, 2011, as amended, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of furnishing the disclosure in this manner.

COMPENSATION COMMITTEE
Charles Carinalli, Chairman
Edward B. Meyercord, III
John C. Shoemaker

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy and Objectives
Our executive compensation philosophy and objectives are to provide a competitive overall compensation package that allows us to attract high quality candidates for senior leadership positions, to retain these employees and to establish a total compensation program which motivates and rewards individual and team performance in alignment with our goals, principal among which is the creation of stockholder value. We establish market competitive target levels of total compensation, focusing on both current pay and the opportunity for long term compensation. We target compensation at the 60th percentile for salary, total cash compensation and long term incentives. Annual compensation for a given executive is determined with reference to competitive market data, as well as the individual's experience, knowledge, skills, education, performance and importance to our business. Our compensation program is designed to motivate individual and team accountability for our absolute and relative competitive performance.
Named Executive Officers
This “Executive Compensation” section of our Annual Report on Form 10-K/A presents compensation earned by our “named executive officers” (as defined by SEC rules). For the fiscal year ended July 3, 2011, our named executive officers and their respective titles were as follows:

Name	Title
Oscar Rodriguez	President and Chief Executive Officer, Director
James T. Judson	Interim Vice President, Chief Financial Officer
David Ginsburg	Senior Vice President, Chief Marketing Officer
Michael L. Seaton	Vice President of Worldwide Sales and Services
Diane Honda	Vice President, General Counsel and Secretary
Bob L. Corey	Former Acting President and Chief Executive Officer and Former Executive Vice President, Chief Financial Officer
Paul A. Hooper (1)	Former Vice President, Corporate Marketing

(1)    Mr. Hooper is included under Item 402(a)(3)(iv) of Regulation S-K.

Oscar Rodriguez was appointed as our President and Chief Executive Officer in August 2010, and a summary of our employment agreement with Mr. Rodriguez is provided in the “Summary of Employment and Other Agreements” section below. James Judson was appointed our Interim Chief Financial Officer in March 2011. Michael L. Seaton was appointed as Vice President of Worldwide Sales and Services in May 2009. Diane Honda was appointed as our Vice President, General Counsel and Secretary in October 2009. David Ginsburg was appointed as our Senior Vice President, Chief Marketing Officer in July 2011. Bob L. Corey resigned from the Company effective March 9, 2011. Paul A. Hooper resigned from the Company effective July 8, 2011.
Compensation Process
Throughout the year, our Compensation Committee Chair meets with our Head of Human Resources to monitor issues relating to executive compensation. At the end of the fiscal year, our CEO conducts a quantitative assessment of each named executive officer's performance for the past fiscal year based upon the officer's individual and team business goals and objectives. Our CEO and our Head of Human Resources also review the competitive benchmarking assessments of similarly situated executives in comparable companies in our industry, the competitive position of us relative to comparable companies in our industry, and the available salary and equity merit increase budget for the Company. Our CEO then makes specific recommendations to the Compensation Committee for any changes to base salary, target bonus opportunities, other cash incentives and equity awards, if appropriate. The Compensation Committee considers these proposals and makes any final approvals required in executing their duties. In addition, the Compensation Committee similarly assesses the performance of our CEO, based on the achievement of the approved financial goals, performance metrics, and strategic objectives identified to improve our operating performance. Our CEO is not present at the time the Compensation Committee reviews his performance and discusses his compensation. The Compensation Committee retains an independent compensation consultant to provide data and advice and to conduct a third-party review and assessment of proposed compensation plans. The consultant also provides guidance to the CEO, Head of Human Resources and the Committee in making compensation decisions.

Peer Group Selection and Benchmarking
The Compensation Committee seeks to set the base salary and total compensation of our executives, including our named executive officers, at the 60th percentile of the compensation of similarly-situated executives in comparable companies in our industry with whom we directly compete in our hiring and retention of executives. However, the Compensation Committee has the authority to approve position specific compensation packages that are above or below this level based on the executive's specific experience, knowledge, skills, education, performance and importance to the business. In addition to these factors, the Compensation Committee also considers the information provided by its advisors and the comparative compensation of our other officers when determining an individual's actual pay level.
For our fiscal year ended July 3, 2011, the Compensation Committee engaged Radford, an Aon Consulting Company, as an independent advisor to provide competitive market data regarding the components of our executive compensation. Radford reports directly to the Compensation Committee, and works with management to gain access to compensation information. We paid the fees charged by Radford for its engagement by the Compensation Committee with respect to its services related to fiscal year 2011 compensation.
For the Compensation Committee's deliberations regarding our fiscal year 2011 executive compensation, the Compensation Committee reviewed a Radford Executive Benchmark Survey which includes the following companies which make up our peer group:

•	ADTRAN, Inc.	•	NETGEAR, Inc.
•	Blue Coat Systems	•	Novatel Wireless, Inc.
•	Digi International	•	QAD
•	EMS Technologies	•	QLogic Corporation
•	Emulex	•	RadiSys Corporation
•	F5 Networks	•	Sonos Networks
•	Harmonic	•	Super Micro Computer
•	Infinera	•	Westell Technologies, Inc.
•	MRV Communications Inc.
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
2011 Compensation Decisions
As a result of the process and purposes described above, in 2011 the Compensation Committee made the following compensation decisions with respect to our named executive officers:
Base Salary

The Compensation Committee, together with our Head of Human Resources and CEO, reviewed the base salaries for our executive officers for the fiscal year ending July 3, 2011. The Compensation Committee made modest adjustments to the salaries of Mr. Seaton, Ms. Honda and Mr. Corey effective as of the beginning of fiscal 2011. In addition, during the fiscal year, the Compensation Committee reviewed and approved the offers to Messrs. Rodriguez, Judson, and Ginsburg when they joined the Company, including their salaries for fiscal 2011.
For additional information regarding the Compensation Committee's decisions with respect to named executive officers who resigned during the fiscal year ended July 3, 2011, including a summary of separation arrangements, see the discussion below under the heading “Summary of Employment and Other Agreements.”
Annual Incentives
Our Compensation Committee establishes an Executive Incentive Plan each year, designed to reward our executives for the successful management of our business. The structure and elements of the plan are reviewed and modified annually based upon expectations for our business based on our Board-approved operating plan. In July 2010, our Board, upon the recommendation of the Compensation Committee, approved the terms of our Fiscal 2011 Executive Incentive Bonus Plan, or our “2011 Incentive Plan.”

The 2011 Incentive Plan is a restricted stock-based bonus program that provides payouts which are earned based on (i) corporate achievement of pre-established objectives and (ii) on continued employment through a specified date. All employees who are not on a commission plan are eligible for the 2011 Incentive Plan. In order to participate in the 2011 Incentive Plan, participants must have been employed by us for a minimum of one full fiscal quarter and must be employed by us, or one of our subsidiaries, on the day the restricted shares vest. Under the terms of the 2011 Incentive Plan the Compensation Committee established bonus targets for our named executive officers under our 2011 Incentive Plan and set the targets for officers hired or promoted during the course of the year. The number of restricted shares an Executive received was to be calculated based upon the number of shares equal to 150% of the participant's target bonus divided by the opening price of the Company's stock on the first day of fiscal 2011.

The restricted shares issued under the 2011 Incentive Plan were to vest, if at all, on August 15, 2011 as follows:
•One third if the Company's Board approved revenue and operating profit targets are satisfied;
•One-third if such revenue and operating profits targets are exceeded by specified amounts; and

•	One-third of the shares vesting if the Executive remains employed on August 15, 2011, with the exception of Messrs. Ginsburg and Rodriguez
The Compensation Committee approved awards of a total of 1,688,521 RSUs under the revised 2011 Incentive Plan to our employees and management. The individual target bonus percentages for Messrs. Rodriguez, Judson, Seaton, Hooper, Ginsburg, Corey and Ms. Honda were 100%, 60%, 0%, 40%, 50%, 60%  and 40%, respectively. The table below sets forth the maximum number of RSUs that could have vested for each named executive officer, approximately 67% of which was dependent upon attaining the revenue and non-GAAP operating profit targets described above and approximately 33% of which was dependent upon the executive remaining with us in August 2011. Under our 2011 Incentive Plan, our non-GAAP operating profit is determined on the same basis that we report non-GAAP operating profit publicly.

Participant	Title	Number of RSUs
Oscar Rodriguez	President and Chief Executive Officer	342,533
David Ginsburg	Senior Vice President, Chief Marketing Officer	50,000
Diane Honda	Vice President, General Counsel and Secretary	53,190
Bob L. Corey	Executive Vice President, Finance and Chief Financial Officer	119,682
Paul A. Hooper	Vice President, Corporate Marketing	59,574

We did not meet our performance targets, so none of the shares allocated for achievement of these goals vested under the 2011 Incentive Plan. One-third of the shares for each participant under the 2011 Incentive Plan that was employed by us on August 15, 2011, including named executive officers, vested in accordance with their terms.

Sales Commission Plan

Mr. Seaton did not participate in our 2011 Incentive Plan, but instead participated in a separate sales commission plan.

For 2011, Mr. Seaton was paid a fixed percentage based upon a set quota, with a target total commission of $250,000 based on total revenue, though the total amount achievable by Mr. Seaton was uncapped. A fixed percentage was used to make the plan easy to understand and to directly tie Mr. Seaton's compensation to our success. Because our management wanted to incentivize Mr. Seaton to maximize sales of our products and services and thereby maximize his own compensation, there were no maximum amounts established for Mr. Seaton's sales commission plan.
Long-Term Equity Incentive Compensation

2005 Equity Incentive Plan

Under our 2005 Equity Incentive Plan, or the 2005 Plan, we may grant stock options, stock appreciation rights, restricted stock, RSUs, performance shares, performance units, and other share-based or cash-based awards to employees and consultants. The 2005 Plan also authorizes the grant of awards of stock options, stock appreciation rights, or SARs, restricted stock, and RSUs to non-employee members of our Board and deferred compensation awards to officers, directors and certain management or highly compensated employees. Under the 2005 Plan, all stock options must be granted with an exercise price per share that is not less than the fair market value of a share of our common stock on the effective date of grant of the option. The 2005 Plan replaced the 1996 Stock Option Plan, the 2000 Nonstatutory Stock Option Plan, and the 2001 Nonstatutory Stock Option Plan. Pursuant to the 2005 Plan, up to 27,000,000 shares of our common stock are authorized for issuance. As of July 3, 2011, 9,823,324 shares were available for future grant under the 2005 Plan.
New Hire Grants; Promotional Grants
Generally, we grant equity awards to our new employees, including our named executive officers, in connection with the start of their employment, and we occasionally grant equity awards in connection with the promotion of employees. New-hire stock options granted to named executive officers generally vest as follows: one-fourth vests one year after the officer's employment start date, and the remaining shares vest monthly over the following three years at a rate of 1/48th of the entire option each month, subject to the officer's continued employment with us. Promotional stock options granted to named executive officers generally vest monthly over the four years following the date of grant at a rate of 1/48th of the entire option each month, subject to the officer's continued employment with us. However, our Board or the Compensation Committee has approved certain exceptions to vesting schedules for new-hire and promotional equity awards in the past. For example, see “Change in Control and Severance Agreements,” below. The aggregate amounts of the new-hire or promotional grants to named executive officer are negotiated with the named executive officer.

The following table sets forth information on new-hire or promotional grants to named executive officers in fiscal year 2011:

Named Executive Officer	Equity Award Grant Date	Number of Shares Subject to Stock Option Grant Approved	Other Equity Award, If Any
Oscar Rodriguez, President and Chief Executive Officer	November 3, 2010	900,000	150,000
James T. Judson, Interim Vice President and Chief Financial Officer	May 2, 2011	100,000
Michael L. Seaton, Vice President, World Wide Sales & Services	November 3, 2010	100,000	50,000
David Ginsburg, Senior Vice President, Chief Marketing Officer	February 2, 2011	400,000	50,000
Annual Merit Grants

We have typically granted each named executive officer an additional stock option and RSU grants on an annual basis, with the goal of providing continued incentives to retain strong executives and improve corporate performance. Merit based annual stock options granted to named executive officers generally vest monthly over the four years following the date of grant at a rate of 1/48th of the entire option each month, subject to the officer's continued employment with us. RSU grants generally vest over a 2 year period, with 50% vesting after the first year and 50% vesting at the end of the second year, subject to the officer's continued employment with us. However, our Board or the Compensation Committee has approved certain exceptions to vesting schedules in the past.

In January 2011, the Compensation Committee evaluated the performance of each of our named executive officers and, decided to grant any merit based annual stock options and RSUs. The following table sets forth information on merit based stock options and RSUs grants to named executive officers in fiscal year 2011:

Named Executive Officer	Equity Award Grant Date	Number of Shares Subject to Stock Option Grant Approved	Other Equity Award, If Any
Michael L. Seaton	February 2, 2011	65,000	21,450
Vice President, World Wide Sales & Services
Diane Honda	February 2, 2011	40,000	13,200
Vice President, General Counsel and Secretary
Bob L. Corey (1)	February 2, 2011	80,000	26,400
Former Executive Vice President and Chief Financial Officer
Paul A. Hooper (2)	February 2, 2011	45,000	14,850
Former Chief Marketing Officer

(1)	Mr. Corey resigned from the Company effective March 9, 2011.

(2)	Mr. Hooper resigned from the Company effective July 8, 2011.
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

•
All Board and Compensation Committee minutes are to be circulated to the directors as soon as reasonably practicable (generally, within two weeks of meeting). Counsel should attend all Board and Compensation Committee meetings, and must be present when stock is granted.

•	Our Board has directed management to propose a mechanism for monitoring compliance with and reporting to our Board on our policies and procedures relating to options grants.

These processes were adopted by our Board in April 2007, and are designed to ensure that we continue to employ best practices and procedures with respect to equity compensation awards.

In addition, we monitor the number of shares that we are utilizing for all of our equity compensation programs, including new hire grants, promotional grants and annual merit grants, in order to prudently manage stock option expense and potential dilution of stockholder ownership. The Compensation Committee in consultation with Radford approved a target gross equity pool that could be used for all grants issued to new hires, promotion grants and merit grants, and to reflect industry practices for managing the overall stock option burn rate. In compliance with industry best practices and guidance from Risk Metrics' Institutional Stockholder Services (ISS), the Compensation Committee examines the trends for burn rate levels and equity vehicles to manage the plan within the standards and norms established by ISS. Our dilution rate is measured as a gross number of equity awards in a given year, expressed as a percentage of the outstanding common stock at the end of each fiscal year.
Change in Control and Severance Agreements

Each of our named executive officers are employed at-will. However, from time to time, we implement plans or enter into agreements that would provide benefits payable to certain employees, including named executive officers, in connection with the termination of employment, a change in our control or other situations. Without these benefits, officers may be tempted to leave us prior to the closing of the change in control, especially if they do not wish to remain with the entity after the transaction closes, and any departures could jeopardize the consummation of the transaction or our interests if the transaction does not close. The Compensation Committee believes that these benefits therefore serve to enhance stockholder value in the transaction, and align the officers' interest with those of our stockholders in change in control transactions.

Our agreements with named executive officers are described under “Summary of Employment and Other Agreements” below. The potential payments that each of named executive officer would have received if a change in control or termination of employment had occurred on July 3, 2011 are set forth under “Potential Payments Upon Termination or Change in Control” below.
Other Benefits

We provide other customary benefits that are comprehensive and apply uniformly to all of our employees, including our named executive officers. Our employee benefits program includes medical, dental, prescription drug, Medical and Dependent Care Flexible Spending contribution, vision care, disability insurance, life insurance benefits, business travel insurance, 401(k) savings plan with employer match , educational assistance, employee assistance program and holidays. We do not include a fixed vacation allowance for named executive officers, as they typically travel extensively and are required to be available to us even while vacationing. We do not provide a defined benefit retirement pension plan, supplemental life insurance or the use of company vehicles to our named executive officers.
In January 1999, our Board adopted our 1999 Employee Stock Purchase Plan, or the Purchase Plan. In December 2005, our stockholders approved an amendment to the Purchase Plan to increase the maximum number of shares of common stock that may be issued under the plan by 5,000,000 to a total of 12,000,000 shares. The Purchase Plan permits eligible employees, including our named executive officers, to acquire shares of our common stock through periodic payroll deductions of up to 15% of total compensation. No more than 1,000 shares may be purchased on any purchase date per employee, and each offering period has a maximum duration of 3 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or on the last day of the respective purchase period. None of our named executive officers participated in the Purchase Plan.
Tax Considerations
The Compensation Committee has considered the provisions of Section 162(m) of the Internal Revenue Code, or the Code, and related Treasury Department regulations, which restrict deductibility of executive compensation paid to our named executive officers holding office at the end of any year to the extent this compensation exceeds $1,000,000 for any of these officers in any year and does not qualify for an exception under the statute or regulations. Income from options granted under our stockholder-approved stock option plan would generally qualify for an exemption from these restrictions so long as the options are granted by a committee whose members are “outside directors” (as defined by Section 162(m)) and have an exercise price no less than the fair market value of the shares on the date of grant. We expect that the Compensation Committee will continue to be comprised solely of outside directors, and that any options granted to our executive officers will be approved by the Compensation Committee. The Compensation Committee does not believe that in general other components of our compensation are likely to exceed $1,000,000 for any executive officer in the foreseeable future, and therefore concluded that no further action with respect to qualifying this compensation for deductibility was necessary at this time. In the future, the Compensation Committee expects to continue evaluating the advisability of qualifying its executive compensation for deductibility. The Compensation Committee's policy is to qualify its executive compensation for deductibility under applicable tax laws as practicable.
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

Summary Compensation Table
The following table sets forth information for fiscal year 2011 concerning the compensation of our named executive officers:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (1)		All Other Compensation ($) (3)		Total ($)
Oscar Rodriguez	2011	473,140	—	454,500	1,249,560	886,435	(9)	83,385	(6)	3,147,020
President and Chief Executive	2010	—	—	—	—	—		—		—
Officer	2009	—	—	—	—	—		—		—
James T. Judson	2011	105,035	—	—	160,380	—		226		265,641
Interim Vice President	2010	—	—	—	—	—		—		—
and Chief Financial Officer	2009	—	—	—	—	—		—		—
David Ginsburg	2011	174,352	—	—	740,640	184,000	(9)	1,358		1,100,350
Senior Vice President and	2010	—	—	—	—	—		—		—
Chief Marketing Officer	2009	—	—	—	—	—		—		—
Michael L. Seaton	2011	275,000	—	230,436	259,194	181,137		270		946,037
Vice President, World Wide Sales	2010	266,667	—	145,220	—	—		270		412,157
& Services	2009	259,594	—	—	—	—		225		259,819
Diane Honda	2011	259,583	—	102,298	74,064	107,444	(9)	270		543,659
Vice President, General Counsel	2010	237,500	—	82,200	—	—		325		320,025
and Secretary	2009	223,594	25,898	—	27,050	50,400	(5)	180		327,122
Bob L. Corey (7)	2011	274,115	—	218,031	148,128	296,261	(4) (9)	585		937,120
Former Executive Vice President	2010	422,839	—	308,250	494,185	—		742		1,226,016
and Chief Financial Officer	2009	—	—	—	—	—		—		—
Paul A. Hooper (8)	2011	280,000	—	114,818	83,322	120,340	(9)	270		598,750
Former Chief Marketing	2010	280,000	—	153,440	—	—		270		433,710
Officer	2009	274,000	—	—	—	—		270		274,270

(1)
Bonus amounts represent discretionary fixed bonuses. Performance-based bonuses are generally paid under our bonus plans and sales commission plan and represented as Non-Equity Incentive Plan Compensation.

(2)
Represents the aggregate grant date fair value computed in accordance with Accounting Standards Codification, or ASC, Topic 718, and do not reflect whether our named executive officer has actually realized a financial benefit from the award. For information on the assumptions used to calculate the value of the awards, refer to Note 7 to our consolidated financial statements in our Form 10-K for the fiscal year ended July 3, 2011. In accordance with SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3)	Comprised of contributions to group term life insurance and other miscellaneous items.

(4)	Includes $54,503 of retention bonus.

(5)	Includes $20,000 of retention bonus.

(6)	Includes $81,840 of allowance for relocation expenses.

(7)	Mr. Corey resigned from the Company effective March 9, 2011.

(8)	Mr. Hooper resigned from the Company effective July 8, 2011.

(9)
Mr. Rodriguez, Mr. Ginsburg, Ms. Honda, Mr. Corey, and Mr. Hooper were granted RSUs under our 2011 Incentive Plan with a total maximum payout of $886,435, $184,000, $107,444, $241,758 and $120,340, respectively, subject to vesting as described in Executive Compensation - 2011 Executive Compensation Decisions - Incentive Plans.  None of the performance metrics were achieved, and none of these RSUs vested.

Summary of Employment and Other Agreements

The following is a description of employment and other agreements between us and our named executive officers and with our President and Chief Executive Officer, Oscar Rodriguez, who was appointed subsequent to the end of our 2010 fiscal year.

President and Chief Executive Officer
In August 2010, we entered into an offer letter of employment with Mr. Rodriguez for service as our President and Chief Executive Officer. Pursuant to the terms the offer letter of employment, Mr. Rodriguez is to receive an annual salary of $550,000, less applicable taxes and withholdings, and be eligible to participate in our standard employee benefits plans. In addition, Mr. Rodriguez was granted a one-time option to acquire 900,000 shares of our common stock with an exercise price equal to the closing price of our common stock on the grant date. One-fourth of these shares vest one year after the commencement of Mr. Rodriguez's employment with us, and the remaining shares vest monthly over the following three years at a rate of 1/48th of the entire option each month, subject to Mr. Rodriguez's continued employment with us. The vesting of the shares subject to this option may be accelerated upon a change in control, pursuant to the terms and conditions of the Severance Plan. Mr. Rodriguez was also granted 100,000 shares of restricted stock that vest in three annual installments, subject to his continued employment with us. To compensate Mr. Rodriguez for the loss of a performance bonus at his former company, we awarded him 50,000 shares of restricted stock that vest on the first anniversary of his employment with us, subject to his continued employment with us. In addition, we entered into an Executive Change in Control Severance Agreement with Mr. Rodriguez in the form standard for our executive officers under which Mr. Rodriguez would be entitled to receive a lump sum payment equal to (i) 18 months of his base salary, less applicable withholding taxes, in certain circumstances involving a change of control in us, or (ii) 12 months of his base salary, less applicable withholding taxes, in certain circumstance involving our termination of Mr. Rodriguez's employment without cause. Mr. Rodriguez was also awarded a one time, lump-sum cash payment of $50,000 to relocate his household from Florida to California, such amount to be grossed up for tax purposes. Pursuant to the offer letter, we appointed Mr. Rodriguez to our Board in October 2010 and he must immediately resign as a member of our Board upon the date his employment with us terminates.

Interim Chief Financial Officer

Under an offer letter of employment to be our Interim Chief Financial Officer, Mr. Judson is paid an annual base salary of $350,000, less applicable taxes and withholdings. He also is eligible to participate in our bonus plans with an annual target of 60% of his then current annual base salary. In addition, Mr. Judson was granted a one-time option to acquire 100,000 shares of our common stock with an exercise price equal to the closing price of our common stock on the grant date. Fifty percent of these shares shall vest six months after the commencement of Mr. Judson's employment with us, and the remaining shares vest one year after the commencement of employment. Mr. Judson is not entitled to participate in the Company's Severance Plan.

In September 2011, the Compensation Committee approved a grant of 50,000 RSUs to Mr. Judson which will vest on March 14, 2012.

 Former Acting Chief Executive Officer and Chief Financial Officer

Bob L. Corey, our former Chief Financial Officer and Acting Chief Executive Officer, resigned in March 2011. In connection with his resignation, and in consideration for his execution of a general release of claims, our Compensation Committee agreed to accelerate vesting of Mr. Corey's option awards such that 206,250 of the shares subject to one option grant and 100,000 shares subject to a second option grant vested on March 9, 2011, and the Compensation Committee agreed that such vested option shares may be exercised for a 12 month period ending March 9, 2012.

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

Cash Compensation and Benefits

Under the Severance Plan for participants other that Mr. Rodriguez, severance compensation, health care and other benefits are provided to a Severance Plan participant if the participant is terminated without cause or resigns as a result of certain adverse circumstances described in the Severance Plan within 12 months after a change in control. The amount of this severance compensation that would be provided to a participant is equal to that participant's then current salary and target bonus for the applicable “severance benefit period.” The Compensation Committee has established that the severance benefit period for participants is 18 months in the case of the chief executive officer, 12 months in the case of officers who report directly to the Chief Executive Officer and 6 months in the case of eligible vice presidents designated by the Compensation Committee. In addition, the severance benefit period establishes the period of time during which health care and other benefits are provided to a participant. For Mr. Rodriguez, solely a change of control gives him the right to the benefits to which he is entitled under the Severance Plan. Mr. Judson is not eligible to participate in the Severance Plan.

Equity Awards

The Severance Plan provides that equity awards granted prior to August 7, 2008 (the effective date of the amendment to the plan) with respect to individuals who were participants as of that date and certain other equity awards as determined by the Compensation Committee at the time of grant are treated as follows in the event of a Change in our Control:

•	if the participant's options and SARs are not assumed or otherwise continued by an acquirer, 100% of the participant's then unvested options and SARs would accelerate;

•
if the participant is not terminated and an acquirer assumes the participant's outstanding options and SARs, the vesting of fifty percent (50%) of the participant's then unvested options and SARs would accelerate as of the date of the change in control and the remainder of the participant's unvested options and SARs would vest in equal monthly installments over a period equal to one half of the remainder of the participant's original vesting schedule;

•
if the participant is terminated and the participant's options and SARs are assumed or otherwise continued by an acquirer, 100% of the participant's then unvested options and SARs would accelerate; and

•	the vesting of all other awards, including restricted stock and RSUs, would accelerate.

However, the Severance Plan further provides that, unless otherwise determined by the Compensation Committee at the time of grant, equity awards granted after August 7, 2008 (the effective date of the amendment to the plan) to participants are treated as follows in the event of a Change in our Control:

•
if equity awards are not assumed or otherwise continued by an acquirer, accelerated vesting would occur only with respect to the number of months in the applicable participant's severance benefit period;

•	if equity awards are assumed or otherwise continued by an acquirer, acceleration of vesting of these awards would occur only upon a Double Trigger Termination, and then would accelerate 100%; and

•	all equity awards are treated the same under the plan in the event of a Change of Control.

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

Certain Definitions

For purposes of the Severance Plan, the following definitions apply:

“Cause” means the occurrence of any of the following: (i) the participant's theft, dishonesty, misconduct, breach of fiduciary duty for personal profit, or falsification of any our documents or records; (ii) the participant's material failure to abide by our code of conduct or other policies (including, without limitation, policies relating to confidentiality and reasonable workplace conduct); (3) misconduct by the participant within the scope of Section 304 of the Sarbanes-Oxley Act of 2002 as a result of which of we are required to prepare an accounting restatement; (4) the participant's unauthorized use, misappropriation, destruction or diversion of any tangible or intangible asset or corporate opportunity of ours (including, without limitation, the participant's improper use or disclosure of our confidential or proprietary information); (5) any intentional act by the participant which has a material detrimental effect on our reputation or business; (6) the participant's repeated failure or inability to perform any reasonable assigned duties after written notice from us of, and a reasonable opportunity to cure, such failure or inability; (7) any material breach by the participant of any employment, non-disclosure, non-competition, non-solicitation or other similar agreement between the participant and us, which breach is not cured pursuant to the terms of such agreement; or (8) the participant's conviction (including any plea of guilty or nolo contendere) of any criminal act involving fraud, dishonesty, misappropriation or moral turpitude, or which impairs the participant's ability to perform his or her duties with us.
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
Grants of Plan-Based Awards
The following table sets forth certain information with respect to stock and option awards and other plan-based awards, including non-equity incentive awards, granted during the fiscal year ended July 3, 2011 to our named executive officers. For a narrative description of the various plan-based awards set forth in the following table, see the discussion above under the heading “Compensation Discussion and Analysis.”

GRANTS OF PLAN-BASED AWARDS

			Estimated Future Payments Under Non-Equity Incentive Plan Awards (1)				All Other Stock Awards:	All Other Option Awards:
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($) (2)		Number of Shares of Stock Or Units (#)	Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (3) (7)
Oscar Rodriguez	11/3/2010	10/18/2010	—	550,000	825,000		442,553	900,000	3.03	2,590,495
James T. Judson	5/2/2011	4/25/2011	—	210,000	315,000			100,000	3.17	160,380
David Ginsburg	2/2/2011	1/24/2011	—	147,500	221,250		50,000	400,000	3.68	924,640
Michael L. Seaton	2/2/2011	1/24/2011	—	250,000	N/A	(4)	71,450	65,000	3.68	350,790
	11/3/2010	10/18/2010	—					100,000	3.03	138,840
Diane Honda	8/4/2010	7/26/2010	—	109,200	163,800		53,190			161,166
	2/2/2011	1/24/2011	—				13,200	40,000	3.68	122,640
Bob L. Corey (5)	8/4/2010	7/26/2010	—	350,000	525,000		119,682			362,636
	2/2/2011	1/24/2011	—				26,400	80,000	3.68	245,281
Paul A. Hooper (6)	8/4/2010	7/26/2010	—	112,000	168,000		59,574			180,509
	2/2/2011	1/24/2011	—				14,850	45,000	3.68	137,971

(1)
Our annual incentives usually are (and, in fiscal year 2011, were) based upon threshold, target and maximum payout amounts set by our Board, upon the recommendation of the Compensation Committee, at the beginning of each fiscal year. The actual amounts earned by each named executive officer for fiscal year 2011 is set forth in the Summary Compensation Table elsewhere in this Annual Report on Form 10-K/A under the heading “Non-Equity Incentive Plan Compensation.”

(2)	The maximum amount payable if results exceed objectives was 150% for our named executive officers.

(3)
The grant date fair value is generally the amount we would expense in our financial statements over the award's service period in accordance with ASC Topic 718, but does exclude the impact of estimated forfeitures related to service-based vesting conditions.

(4)
Mr. Seaton does not participate in our incentive plans, but instead has a separate commission plan as discussed in additional detail elsewhere in this Annual Report on Form 10-K/A under the heading “Sales Commission Plan.”

(5)	Mr. Corey resigned from the Company effective March 9, 2011.

(6)	Mr. Hooper resigned from the Company effective July 8, 2011.

(7)
Mr. Rodriguez, Mr. Ginsburg, Ms. Honda, Mr. Corey, and Mr. Hooper were granted RSUs under our 2011 Incentive Plan with a total maximum payout of $886,435, $184,000, $107,444, $241,758 and $120,340, respectively, subject to vesting as described in Executive Compensation - 2011 Executive Compensation Decisions - Incentive Plans.  None of the performance metrics were achieved, and none of these RSUs vested.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of all unexercised options previously awarded to our named executive officers as of July 3, 2011.

OUTSTANDING EQUITY AWARDS

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Oscar Rodriguez	—	900,000	(3)	3.03	11/3/2017	100,000	(12)	324,000
						50,000	(13)	162,000
						195,035	(14)	631,913.00
						97,518	(14)	315,958
James T. Judson	—	100,000	(4)	3.17	5/2/2018
David Ginsburg	—	400,000	(5)	3.68	2/2/2018	50,000	(15)	162,000.00
Michael L. Seaton	30,000	—		3.53	8/3/2016	33,333	(16)	107,999
	116,875	10,625	(6)	4.25	10/26/2017	21,450	(17)	69,498
	42,500	85,000	(7)	4.25	10/26/2017	3,125	(18)	10,125.00
	27,083	72,917	(8)	3.03	11/3/2017	1,875	(18)	6,075
	—	65,000	(9)	3.68	2/2/2018	5,000	(18)	16,200
Diane Honda	15,000	—		6.89	11/19/2014	17,730	(19)	57,445
	7,500	—		4.09	7/5/2015	17,730	(14)	57,445
	10,000	—		4.49	10/25/2015	17,730	(14)	57,445
	10,000	—		3.53	8/3/2016	13,200	(17)	42,768
	9,375	625	(10)	4.25	10/26/2017
	39,583	10,417	(11)	2.05	11/5/2018
	—	40,000	(9)	3.68	2/2/2018
Bob L. Corey (2)	140,000	—		2.09	3/9/2012	—		—
Paul A. Hooper (20)	60,000	—		10.51	8/26/2012	19,858	(19)	64,340
	45,834	—		5.75	7/18/2013	19,858	(14)	64,340
	60,000	—		8.12	2/26/2014	19,858	(14)	64,340
	30,000	—		4.89	8/4/2015	14,850	(17)	48,114
	116,875	10,625	(6)	4.25	10/26/2017
	42,500	85,000	(7)	4.25	10/26/2017
	—	45,000	(9)	3.68	2/2/2018

(1)	The market value of the RSUs that have not vested is based on the closing market price of our common stock on July 1, 2011 of $3.24.

(2)	Mr. Corey resigned from the Company effective March 9, 2011.

(3)	This stock option vests as to 25% of the shares on August 23, 2011 and as to 1/48th of the shares each month over the three years thereafter.

(4)	This stock option vests with respect to 50,000 shares on September 14, 2011 and 50,000 on March 14, 2012.

(5)	This stock option vests as to 25% of the shares on November 29, 2011 and as to 1/48th of the shares each month over the three years thereafter.

(6)	This stock option vests monthly and will be fully vested on October 26, 2011.

(7)	This stock option vests with respect to 42,500 shares on October 26, 2011 and 42,500 shares on October 26, 2012.

(8)	This stock option vests as to 25% of the shares on May 10, 2011 and as to 1/48th of the shares each month over the three years thereafter.

(9)	This stock option vests as to 25% of the shares on February 2, 2012 and as to 1/48th of the shares each month over the three years thereafter.

(10)	This stock option vests monthly and will be fully vested on October 1, 2011.

(11)	This stock option vests monthly and will be fully vested on May 1, 2012.

(12)	These RSUs vest as to 33.3% of the units each anniversary over three years, starting August 23, 2011.

(13)	These RSUs fully vested on August 23, 2011.

(14)	These RSUs were to vest on August 15, 2011, subject to our attainment of revenue and non-GAAP operating profit targets and the named executive officer's continued employment with us.

(15)	These RSUs vest on September 8, 2013, subject to our attainment of revenue and non-GAAP operating profit targets and the named executive officer's continued employment with us.

(16)	These RSUs vest 50% on May 10, 2012 and 50% vest on 5/10/2013

(17)	These RSUs vest monthly over two years and will be fully vested on February 2, 2013, subject to the named executive officer's continued employment with us.

(18)	These RSUs vest 100% on March 5, 2012.

(19)	These RSUs were to vest on August 15, 2011, subject to the named executive officer's continued employment with us.

(20)	Mr. Hooper resigned from the Company effective July 8, 2011.

Option Exercises and Stock Vested During Last Fiscal Year

The following table sets forth certain information concerning option exercises by our named executive officers and vesting of our common stock held by them during the fiscal year ended July 3, 2011.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Received on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Michael L. Seaton	—	—	79,667	233,381
Diane Honda	—	—	50,000	133,000
Bob L. Corey (2)	—	—	112,500	299,250
Paul A. Hooper (3)	—	—	56,000	148,960

(1)	Represents the amount realized based on the market price of our common stock on the vesting date.

(2)	Mr. Corey resigned from the Company effective March 9, 2011.

(3)	Mr. Hooper resigned from the Company effective July 8, 2011.

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

Potential Payments upon Termination or Change in Control

We have entered into the following agreements that may require us to provide compensation to our named executive officers in the event of a termination of employment or a change in control of us:

•
Offer letters of employment with each of our current named executive officers. We previously entered into offer letters of employment with Messrs. Corey and Hooper, but due to their resignations, the provisions in their offer letters are no longer in effect.

•	The Severance Plan.

These agreements, including the circumstances that would trigger payments or the provision of other benefits, and material conditions and obligations applicable to the recipient of payments and benefits, are described in “Summary of Employment and Other Agreements” elsewhere in this “Executive Compensation” section of this Annual Report on Form 10-K/A.

The following table describes the potential payments that we would have been required to make upon our termination of each of our named executive officers, whether or not within one year following a change in our control, had we terminated such officer as of July 3, 2011 under the assumptions set forth in the footnotes to the table. Accordingly, the table does not present information regarding named executive officers whose service to us was terminated prior to this date. Except as expressly noted, these assumptions have not actually occurred.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Name and Category of Payment	Potential Payments upon Termination Other Than for Cause ($) (1)		Potential Payments Following Change in Control Without Termination Other Than for Cause ($) (2)	Potential Payments upon Termination Other Than for Cause Following Change in Control ($) (3)
Oscar Rodriguez
Salary(4)	550,000	(5)	—	775,000	(5)
Bonus	550,000	(10)	—	775,000	(6)
Equity award vesting acceleration(7)	1,433,807		—	1,433,807
Health and welfare benefits	21,700	(8)	—	21,700	(8)
Total	2,555,507		—	3,005,507
David Ginsburg
Salary(4)	147,500		—	295,000	(5)
Bonus	73,750		—	147,500	(6)
Equity award vesting acceleration(7)	—		—	162,000
Health and welfare benefits	—		—	—	(8)
Total	221,250		—	604,500
Michael Seaton
Salary(4)	—		—	275,000	(5)
Bonus	—		—	106,000	(6)
Equity award vesting acceleration(7)	—		—	209,897
Health and welfare benefits	—		—	13,056	(8)
Total	—		—	603,953
Diane Honda
Salary(4)	136,500		—	273,000	(5)
Bonus	54,600		—	109,200	(6)
Equity award vesting acceleration(7)	—		—	215,104
Health and welfare benefits	10,842		—	21,684	(8)
Total	201,942		—	618,988
Bob L. Corey (11)
Salary(4)	375,000		—	375,000	(5)
Bonus	225,000		—	225,000	(6)
Equity award vesting acceleration(7)	—		—	—
Health and welfare benefits	15,888		—	15,888	(8)
Total	615,888		—	615,888
Paul A. Hooper (12)
Salary(4)	140,000		—	280,000	(5)
Bonus	56,000		—	112,000	(6)
Equity award vesting acceleration(7)	—		—	241,134
Health and welfare benefits	11,232		—	22,464	(8)
Total	207,232		—	655,598

(1)
Assumes termination without “cause” as of July 3, 2011, not within one year after a change in control. “Cause” is described, as applicable to each officer, in the “Summary of Employment and Other Agreements” section of this Annual Report on Form 10-K/A. As a condition to receiving any benefits under this column, the applicable named executive officer is required to execute a general release of known and unknown claims in a form satisfactory to us.

(2)
Assumes a hypothetical change in control as of July 3, 2011, with no termination without cause within one year after the change in control. Also assumes that the company acquiring us in the hypothetical change in control did not assume or substitute equivalent replacements for the outstanding equity awards of the participants in the Severance Plan.

(3)	Assumes termination without cause as of July 3, 2011, within one year after a change in control.

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

(7)
Assumes a price per share of our common stock equal to $3.24, the closing market price on July 1, 2011 (the last business day of our last fiscal year). In the case of shares of common stock or RSUs, represents the aggregate value of all shares that would be accelerated. In the case of stock options, represents the aggregate spread (i.e., the difference between the exercise price and the closing price of our common stock on July 1, 2011) with respect to all options that would be accelerated. The exercise price of all stock options held by our named executive officers as of such date was greater than $3.24 resulting in no aggregate spread value for these stock options.

(8)
Under the Severance Plan, if a participant in the Severance Plan is terminated without cause or resigns as a result of certain adverse circumstances described in the Severance Plan within 12 months after a change in control, among other things, the participant is entitled to reimbursement of 18 months of COBRA premiums in the case of the chief executive officer and 12 months of COBRA premiums in the cases of the other named executive officers. Assumes our payment of all premiums necessary to cover the applicable officer from July 3, 2011 until the 18 or 12 month anniversary thereof, as applicable, assuming that the applicable officer was covered under our group health plan as of July 3, 2011, that the officer timely elected to continue these benefits until the 18 or 12 month anniversary thereof, as applicable, and that premiums remain at the amounts in effect as of July 3, 2011.

(9)
Under Mr. Rodriguez's offer letter agreement, he is entitled to 12 months salary in the event he is terminated without cause or resigns as a result of certain adverse circumstances as described in his offer letter.

(10)
Under Mr. Rodriguez's offer letter agreement, he is entitled to a payment equal to the pro rata portion of his target bonus through his date of termination in the event he is terminated without cause or resigns as a result of certain adverse circumstances as described in his offer letter.

(11)	Mr. Corey resigned from the Company effective March 9, 2011.

(12)	Mr. Hooper resigned from the Company effective July 8, 2011

Director Compensation
During our fiscal year ended July 3, 2011, the compensation policies for service on our Board and its committees were, and the compensation paid to our directors was, as follows:

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

Annual Committee Member Compensation
Audit Committee	$20,000
Compensation Committee	$10,000
Nominating and Governance Committee	$10,000

Additional Annual Retainers for Chairman or Committee Chair
Audit Committee Chair	$10,000
Compensation Committee Chair	$10,000
Chairman of the Board	$17,500
Equity Compensation
Each non-employee director automatically is granted an initial 8,333 shares of our restricted stock and an initial option to purchase 25,000 shares of our common stock. These options and restricted stock grants are made under our 2005 Plan, pursuant to the standard option agreement used under the 2005 Plan for directors. The grant date for awards is generally the second trading day following the public announcement of quarterly financial results following the director's appointment. Each option and restricted stock grant vests 1/3 each year (or, if earlier in any year, 1/3 on the date of the annual meeting of stockholders in that year), subject to the respective director's continuous service on our Board for that period. There is a two year post-

termination exercise period for options granted to non-employee directors during and after fiscal year 2005.
On the date of each annual meeting of our stockholders, each non-employee director and automatically is granted 5,000 shares of our restricted stock and an option to purchase 15,000 shares of our common stock. These options and restricted stock grants are made under the 2005 Plan, pursuant to the standard option agreement used under the 2005 Plan for directors. The exercise price per share of each option, and the grant price of each share of restricted stock, is the closing sale price of our common stock on the NASDAQ Global Market at the close of business on the date of grant (the date of the annual meeting of stockholders). Each option and restricted stock grant vests in full on the date one year after the date of grant (or, if earlier, the date of the next subsequent annual meeting of stockholders), subject to the respective director's continuous service on our Board for that period.
Following the 2010 annual meeting of stockholders, each non-employee director received a grant of 5,000 shares of our restricted stock and an option to purchase 15,000 shares of our common stock, at an exercise price of $3.02. In connection with Mr. Kennedy's appointment to our Board in April 2011, he received a grant of 8,333 shares of our restricted stock and an option to purchase 25,000 shares of our common stock at an exercise price of $3.17 on the date of grant.
In July 2001, our Board ratified and approved a policy regarding the acceleration of vesting of shares subject to options granted to directors upon a change-in-control. Under the policy, in the event of a change in control that occurs prior to a director's termination of service with us, the shares subject to options vest fully. The policy defines a change-in-control as a single or series of sales or exchanges of voting stock, a merger or consolidation, the sale, or transfer of all or substantially all of the assets, or a liquidation wherein the stockholders immediately before the change-in-control do not retain, immediately after the change-in-control, more than 50% of the total combined voting power of us or the corporation to which the assets were transferred. This policy applies to all options granted to directors after July 2001.
2011 Director Compensation

The compensation information for our non-employee directors and Gordon L. Stitt during the fiscal year ended July 3, 2011 is set forth below:

Name	Director Fees Earned or Paid in Cash ($)		Stock Awards ($) (1)	Option Awards ($) (1)	Total ($)
Charles Carinalli	90,000	(2)	15,100	20,757	125,857
Edward Kennedy	15,000	(3)	26,415	39,875	81,290
John H. Kispert	70,000	(4)	15,100	20,757	105,857
Kenneth Levy	50,000	(5)	15,100	20,757	85,857
Edward B. Meyercord, III	65,500	(6)	15,100	20,757	101,357
John C. Shoemaker	70,000	(7)	15,100	20,757	105,857
Harry Silverglide	57,500	(8)	15,100	20,757	93,357
Gordon L. Stitt	40,000	(9)	15,100	20,757	75,857

(1)
Represents the aggregate grant date fair value computed in accordance with ASC Topic 718 and do not reflect whether the director has actually realized a financial benefit from the award. For information on the assumptions used to calculate the value of the awards, refer to Note 7 to our consolidated financial statements in our Form 10-K for the fiscal year ended July 3, 2011. In accordance with SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)
Consists of $40,000 for annual retainer, $20,000 for service on the Audit Committee, $20,000 for service as the Chairman of the Compensation Committee and $10,000 for service on the Nominating and Corporate Governance Committee.

(3)	Mr. Kennedy was appointed to our Board and Audit Committee in April 2011. Consists of $10,000 for annual retainer and $5,000 for service on the Audit Committee.

(4)
Mr. Kispert was appointed as Chairman of the Audit Committee in July 2009. Consists of $40,000 for annual retainer, $20,000 for service on the Audit Committee, and $10,000 for service as the Chairman of the Audit Committee.

(5)	Consists of $40,000 for annual retainer and $10,000 for service as the Chairman of the Nominating and Corporate Governance Committee.

(6)	Consists of $40,000 for annual retainer, $10,000 for service on the Compensation Committee, and $15,500 for service as Chairman of the Board.

(7)	Consists of $40,000 for annual retainer, $20,000 for service on the Audit Committee and $10,000 for service on the Compensation Committee.

(8)	Consists of $40,000 for annual retainer, $15,000 for service on the Audit Committee, and $2,500 for service on the Nominating and Corporate Governance Committee.

(9)	Consists of $40,000 for annual retainer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Information
The following table sets forth, as of October 15, 2011, certain information with respect to the beneficial ownership of our common stock by: (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each named executive officer, (iii) each of our directors and director nominees, and (iv) all executive officers and directors as a group.
Except as otherwise indicated, the address of each beneficial owner is c/o Extreme Networks, Inc., 3585 Monroe Street, Santa Clara, CA 95051.

Name and Address (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class (3)
Holders of Greater than 5%:
Starboard Value LP	9,115,000	(4)	9.8%
599 Lexington Avenue, 19th Floor
New York, New York 10022
Soros Fund Management LLC	8,816,666	(5)	9.5%
888 Seventh Avenue, 33 rd Floor
New York, New York 10106
Heartland Advisors, Inc.	6,570,600	(6)	7.1%
789 N. Water St. Suite 500
Milwaukee, WI 53202
BlackRock, Inc.	5,734,878	(7)	6.2%
3585 Monroe St
Santa Clara CA 95051
Renaissance Technologies, LLC	3,883,295	(8)	4.2%
800 Third Avenue, 33rd Floor
New York, NY 10022
Directors and Named Executive Officers:
Charles Carinalli	494,216	(9)	*
Edward Kennedy	8,333	(10)	*
John H. Kispert	70,000	(11)	*
Kenneth Levy	340,000	(12)	*
Edward B. Meyercord, III	101,000	(13)	*
John C. Shoemaker	138,333	(14)	*
Harry Silverglide	211,327	(15)	*
Gordon L. Stitt	4,115,433	(16)	4.4%
Oscar Rodriguez	531,250	(17)	*
James T. Judson	50,000	(18)	*
David Ginsburg	150,000	(19)	*
Michael L. Seaton	359,125	(20)	*
Diane Honda	179,324	(21)	*
Bob L. Corey	40,000	(22)	*
Paul A. Hooper	—	(23)
All Executive Officers and Directors as a Group (17 persons)	6,285,792		7.3%

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

(3)
Calculated on the basis of 92,908,482 shares of common stock outstanding as of October 15, 2011, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days of October 15, 2011 are deemed to be outstanding for purposes of calculating that stockholder's percentage of beneficial ownership. These shares are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

(4)	According to a Schedule 13D/A filed by the stockholder with the SEC on August 17, 2011.

(5)	According to a Schedule 13G/A filed by the stockholder with the SEC on February 14, 2011.

(6)	According to a Schedule 13G/A filed by the stockholder with the SEC on February 1, 2011.

(7)	According to a Schedule 13G/A filed by the stockholder with the SEC on February 4, 2011.

(8)	According to a Schedule 13G/A filed by the stockholder with the SEC on February 11, 2011.

(9)	Includes 255,000 shares issuable pursuant to options exercisable within 60 days of October 15, 2011.

(10)	No shares issuable pursuant to options exercisable within 60 days of October 15, 2011

(11)	Includes 31,667 shares issuable pursuant to options exercisable within 60 days of October 15, 2011. Includes 33,333 shares held by the Kispert Family Trust UTD September 13, 2000.

(12)
Includes 280,000 shares issuable pursuant to options exercisable within 60 days of October 15, 2011. Includes 10,000 shares held in the Gloria and Kenneth Levy Foundation, a charitable foundation with Gloria & Kenneth Levy as trustees. Includes 330,071 shares held in The Levy Family Trust, DTD 2-18-83, Gloria and Kenneth Levy are trustees.

(13)	Includes 31,667 shares issuable pursuant to options exercisable within 60 days of October 15, 2011.

(14)	Includes 70,000 shares issuable pursuant to options exercisable within 60 days of October 15, 2011.

(15)	Includes 170,000 shares issuable pursuant to options exercisable within 60 days of October 15, 2011.

(16)	Includes 460,000 shares issuable pursuant to options exercisable within 60 days of October 15, 2011.

(17)	Includes 281,250 shares issuable pursuant to options exercisable within 60 days of October 15, 2011.

(18)	Includes 50,000 shares issuable pursuant to options exercisable within 60 days of October 15, 2011.

(19)	Includes 100,000 shares issuable pursuant to options exercisable within 60 days of October 15, 2011.

(20)	Includes 282,083 shares issuable pursuant to options exercisable within 60 days of October 15, 2011.

(21)	Includes 97,291 shares issuable pursuant to options exercisable within 60 days of October 15, 2011.

(22)	Includes 40,000 shares issuable pursuant to options exercisable within 60 days of October 15, 2010. Mr. Corey resigned from the Company effective March 9, 2011.

(23)	Mr. Hooper resigned from the Company effective July 8, 2011.

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
The following table summarizes our equity compensation plans as of July 3, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3)
Equity compensation plans approved by security holders	12,061,245 (1)	2.94	12,964,042 (4)
Equity compensation plans not approved by security holders	165,663 (2)	7.44	—
Totals	12,226,908	3.00	12,964,042

(1)	Of this amount, options for 7,252,238 and 3,095,486 shares of restricted stock were outstanding under the 2005 Plan, and options for 1,713,521 were outstanding under the 1996 Plan.

(2)	Of this amount, options for 93,002 shares were outstanding under the 2000 Stock Plan and options for 72,661 were issued under the 2001 Stock Plan.

(3)
Effective as of December 2, 2005, the 1996 Plan, the 2000 Stock Plan and the 2001 Stock Plan were terminated and up to 11,000,000 shares subject to awards that remained outstanding under the 1996 Plan, the 2000 Stock Plan the the 2001 Stock Plan as of December 2, 2005 and which subsequently terminate without having been exercised or which are forfeited to the Company were added to the shares available under the 2005 Plan.

(4)	Of this amount 3,140,718 shares were available for issuance under the Stock Purchase Plan and 9,823,324 shares were available for issuance under the 2005 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Offer Letter with Gordon L. Stitt
We entered into an offer letter with Gordon L. Stitt, a member of our Board, in July 2009 pursuant to which he was to devote 60% of his time to his market development consulting duties for an aggregate annual salary of $300,000. In July 2010, the one-year term of the offer letter ended, and our Board determined to continue Mr. Stitt's employment on a month-to-month basis, on the same terms as in his offer letter and subject to termination by either party at any time. The contract with Mr. Stitt was terminated on December 31, 2010.
Reporting, Review and Approval of Related Party Transactions
Pursuant to the charter of the Audit Committee, the Audit Committee has the responsibility and duty to approve all related-party transactions after reviewing each transaction for potential conflicts of interests and other improprieties. Pursuant to our Code of Business Conduct and Ethics:

•
Each employee, including each executive officer, is prohibited from engaging in activities that compete with us or compromise our interests unless first notifying our General Counsel or Head of Human Resources, and obtaining a waiver in writing in each instance. Each employee is required to inform his or her manager or our legal department of any conflict of interest, and is encouraged to consult with his or her manager or our legal department if the employee becomes aware of any conflict or potential conflict, or has a question as to a potential conflict.

•
Each member of our Board is prohibited from participating in any activities that are contrary to our interests, or which interfere with the director's ability to perform his or her duties objectively and effectively, or which interfere with the director's duty of loyalty to us and our stockholders. Each member of our Board is required to disclose to our Board any potential conflict of interest regarding or personal interest in any transaction our Board is considering. As to any potential conflict, the independent directors consult, as appropriate, with management and counsel in assessing the potential conflict, and the appropriate action or procedure for addressing or avoiding the potential conflict. A director is required to recuse himself or herself from participation in any deliberation or decision regarding a matter or transaction in which there is a conflict of interest between our interests and the director's personal interests or the interests of any other entity to which the director provides services. In the event a director becomes aware of any potential corporate opportunity that the director believes would have any direct or indirect value to us, the director is required to advise the Chief Executive Officer or our Board of the opportunity. In addition, each director is required to notify our Board of any outside board seats, public or private, on which the director has agreed to serve. Related party transactions in which a director may be involved are subject to the review of the Audit Committee.

•
The Code of Business Conduct and Ethics provides the following non-exhaustive list of examples of actual or potential conflicts with respect to the persons subject to the Code of Business Conduct and Ethics (a “Subject Person”):

◦	receipt, by a Subject Person or a member of his or her family, of improper personal benefits as a result of the Subject Person's position with us;

◦	use by the Subject Person of our property for his or her personal benefit;

◦	engagement by the Subject Person in activities that interfere with the Subject Person's loyalty to us or his or her ability to perform duties or responsibilities effectively;

◦	work by a Subject Person simultaneously (whether as an employee or a consultant) for a competitor, customer or supplier;

◦
a Subject Person, or a member of his or her family, having a financial interest in a customer, supplier or competitor which is significant enough to cause divided loyalty with us, or the appearance of divided loyalty (with the significance of a financial interest depending on many factors, such as size of investment in relation to the Subject Person's income, net worth and/or financial needs, the Subject Person's potential to influence decisions that could impact the Subject Person's interests, and the nature of the business or level of competition between us and the supplier, customer or competitor);

◦
acquisition, by a Subject Person or a member of his or her family, of an interest in property (such as real estate, patent or other intellectual property rights or securities) in which the Subject Person has reason to know we have, or might have, a legitimate interest;

◦
receipt, by a Subject Person or a member of his or her family, of a loan or a guarantee of a loan from a customer, supplier or competitor (other than a loan from a financial institution made in the ordinary course of business and on an arm's-length basis);

◦
a Subject Person's divulging or using our confidential information - such as financial data, customer information, or computer programs - for the Subject Person's own personal or business purposes that are not first approved by our VP General Counsel or VP Human Resources in writing;

◦	a Subject Person's making gifts or payments, or providing special favors, to customers, suppliers or competitors (or their immediate family members) with a value significant enough to cause the customer, supplier or competitor to make a purchase, or take or forego other action, which is beneficial to us and which the customer, supplier or competitor would not otherwise have taken;

◦	a Subject Person's being given the right to buy stock in other companies or receipt of cash or other payments in return for promoting the services of an advisor, such as an investment banker, to us;

◦	a Subject Person's, or his or her family member's, solicitation or acceptance of valuable gifts, payments, special favors or other consideration from customers, suppliers or competitors; and

◦	a Subject Person's giving or receipt or gifts not in compliance with the Foreign Corrupt Practices Act.

Item 14. Principal Accounting Fees and Services
Principal Accounting Fees and Services

The following table sets forth the fees accrued or paid to the Company's independent registered public accounting firms for the fiscal years ended July 3, 2011 and June 27, 2010.

	Ernst and Young LLP		KPMG LLP
	2011	2010	2011 (4)
Audit fees (1)	$530,531	$1,482,000	$900,000
Audit related fees (2)	168,365	78,000	—
Tax fees (3)	55,258	204,000	—
	$754,153	$1,764,000	$900,000

(1)
Audit fees relate to professional services rendered in connection with the audit of the Company's annual financial statements and internal control over financial reporting, quarterly review of financial statements included in the Company's Quarterly Reports on Form 10-Q and audit services provided in connection with other statutory and regulatory filings.

(2)	Audit-related fees comprise fees for professional services that are reasonably related to the performance of the audit or review of the Company's financial statements.

(3)	Tax fees relate to professional services rendered in connection with tax audits, international tax compliance, and international tax consulting and planning services.

(4)	Represents fees accrued or paid to KPMG from November 2011 through end of the fiscal 2011.
The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Any pre-approval is detailed as to the particular service or category of services. Our independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by our independent auditors in accordance with this pre-approval policy. For fiscal year 2011 and 2010, all fees paid to our independent auditors were pre-approved in accordance with this policy without exception.
The Audit Committee on an annual basis reviews the services performed by the independent registered public accounting firm, and reviews and approves the fees charged by the accounting firm. The Audit Committee has considered the role of the independent registered public accounting firm in providing tax and other non-audit services to us and has concluded that these services are compatible with the accounting firm's independence as our independent auditors.

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

EXTREME NETWORKS, INC. (Registrant)

Date: October 31, 2011	/s/ Oscar Rodriguez
Oscar Rodriguez President and Chief Executive Officer