Form 10-Q
period 2011-10-02
EXTREME NETWORKS INC
filed 2011-11-10
CIK 1078271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 ___________________________
Form 10-Q
 ___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at October 31, 2011 was 93,055,019.

EXTREME NETWORKS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED OCTOBER 2, 2011

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	October 2, 2011	July 3, 2011
ASSETS
Current assets:
Cash and cash equivalents	$44,214	$49,972
Short-term investments	31,933	41,357
Accounts receivable, net of allowances of $1,131 at October 2, 2011 and $1,412 at July 3, 2011	28,638	33,689
Inventories, net	23,014	21,583
Deferred income taxes	674	681
Prepaid expenses and other current assets, net	6,345	10,132
Total current assets	134,818	157,414
Property and equipment, net	41,825	41,877
Marketable securities	64,548	55,648
Intangible assets	4,388	4,906
Other assets, net	10,711	11,128
Total assets	$256,290	$270,973
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,181	$15,092
Accrued compensation and benefits	11,219	13,723
Restructuring liabilities	1,753	3,183
Accrued warranty	2,702	2,640
Deferred revenue, net	28,633	29,613
Deferred distributors revenue, net of deferred cost of sales to distributors	11,998	16,552
Other accrued liabilities	13,726	19,050
Total current liabilities	82,212	99,853
Restructuring liabilities, less current portion	—	—
Deferred revenue, less current portion	7,554	7,360
Deferred income taxes	118	93
Other long-term liabilities	2,327	2,381
Commitments and contingencies (Note 3)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 132,512,444 and 92,887,139 shares issued and outstanding, respectively, at October 2, 2011 and 132,147,451 and 92,522,146 shares issued and outstanding, respectively, at July 3, 2011	132	132
Treasury stock, 39,625,305 shares at October 2, 2011 and July 3, 2011	(149,666)	(149,666)
Additional paid-in-capital	966,080	963,565
Accumulated other comprehensive income	2,398	3,703
Accumulated deficit	(654,865)	(656,448)
Total stockholders’ equity	164,079	161,286
Total liabilities and stockholders’ equity	$256,290	$270,973

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	October 2, 2011	September 26, 2010
Net revenues:
Product	$63,213	$69,213
Service	15,681	14,624
Total net revenues	78,894	83,837
Cost of revenues:
Product	29,478	30,830
Service	5,880	6,170
Total cost of revenues	35,358	37,000
Gross profit:
Product	33,735	38,383
Service	9,801	8,454
Total gross profit	43,536	46,837
Operating expenses:
Sales and marketing	22,121	24,906
Research and development	12,408	12,861
General and administrative	6,270	6,585
Restructuring charge, net of reversal	955	—
Total operating expenses	41,754	44,352
Operating income	1,782	2,485
Interest income	293	329
Interest expense	(37)	(30)
Other expense	57	(277)
Income before income taxes	2,095	2,507
Provision (benefit) for income taxes	512	(205)
Net income	$1,583	$2,712
Basic and diluted net income per share:
Net income per share - basic	$0.02	$0.03
Net income per share - diluted	$0.02	$0.03
Shares used in per share calculation - basic	92,768	90,305
Shares used in per share calculation - diluted	94,055	90,610

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	October 2, 2011	September 26, 2010
Cash flows from operating activities:
Net income	$1,583	$2,712
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Decrease in accrued investment income	961	315
Depreciation and amortization	1,341	1,539
Amortization of intangible assets	519	503
Change in value / loss on value of UBS option to put securities	—	2,429
Auction rate securities mark to market, trading gain	—	(2,429)
Provision for doubtful accounts	(140)	—
Excess and obsolete inventory	37	11
Deferred income taxes	7	(709)
Stock-based compensation	1,895	2,109
Unrealized (gain)/loss on foreign exchange	(366)	(1,187)
Changes in operating assets and liabilities, net
Accounts receivable	5,191	2,394
Inventories	(1,468)	1,343
Prepaid expenses and other assets	4,203	(1,544)
Accounts payable	(2,909)	(1,214)
Accrued compensation and benefits	(2,505)	(582)
Restructuring liabilities	(1,406)	(912)
Accrued warranty	62	(376)
Deferred revenue, net	(786)	(1,173)
Deferred distributors revenue, net of cost of sales to distributors	(4,554)	(2,921)
Other accrued liabilities	(5,579)	3,325
Other long-term liabilities	(30)	(2,481)
Net cash (used in) provided by operating activities	(3,944)	1,152
Cash flows used in investing activities:
Capital expenditures	(748)	(1,362)
Purchases of investments	(21,096)	(43,541)
Proceeds from maturities of investments and marketable securities	10,300	5,800
Proceeds from sales of investments and marketable securities	9,915	33,144
Net cash used in investing activities	(1,629)	(5,959)
Cash flows provided by financing activities:
Proceeds from issuance of common stock	620	86
Net cash provided by financing activities	620	86

Foreign currency effect on cash	(805)	342

Net decrease in cash and cash equivalents	(5,758)	(4,379)
Cash and cash equivalents at beginning of period	49,972	51,944
Cash and cash equivalents at end of period	$44,214	$47,565

See accompanying notes to the unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements of Extreme Networks, Inc. (referred to as the “Company” or “Extreme Networks”) included herein have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations. The condensed consolidated balance sheet at July 3, 2011 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2011.
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at October 2, 2011. The results of operations for the three months ended October 2, 2011 are not necessarily indicative of the results that may be expected for fiscal 2012 or any future periods.
Reclassification
The Company revised its previously reported Balance Sheet as of September 26, 2010 to reclassify approximately $3.0 million to “Cash and Cash Equivalents” that was previously reported as a reduction of “Accrued Compensation and Benefits”.  As a result, as of September 26, 2010, cash and cash equivalents was revised to $47.6 million (previously reported as $44.6 million), and accrued compensation and benefits was revised to $15.8 million (previously reported as $12.8 million).  In addition, the Company revised its previously reported Statement of Cash Flows for the three-month period ended September 26, 2010, to reclassify (i) accrued interest income and amortization related to its investments totaling $0.3 million, resulting in an increase in cash flows provided by operating activities and increase in cash flows used in investing activities, and (ii) unrealized gain of $0.3 million related to the translation of cash and investments held at its foreign subsidiaries, resulting in a decrease in cash flows provided by operating activities. The Company also made other conforming changes to the Statement of Cash Flows for the three months ended September 26, 2010. These revisions had no effect on previously reported Statements of Operations or Stockholders' Equity and were not material to the Company's financial statements taken as a whole.
Revenue Recognition
The Company derives the majority of its revenue from sales of its networking equipment and from service fees related to maintenance service contracts, professional services, and training for its products. The Company generally recognizes product revenue from its value-added resellers, non-stocking distributors and end-user customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable, and collection of the sales proceeds is reasonably assured. In instances where the criteria for revenue recognition are not met, revenue is deferred until all criteria have been met. Revenue from service obligations under service contracts is deferred and recognized on a straight-line basis over the contractual service period. Service contracts typically range from one to two years.
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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

revenue upon transfer of title and risk of loss to the value-added reseller, which is generally upon shipment. The Company reduces product revenue for cooperative marketing activities that may occur under contractual arrangements with its resellers.
The Company's networking products are tangible products that contain software and non-software components that function together to deliver the tangible product's essential functionality. Therefore, pursuant to accounting standards for multiple-element revenue arrangements, for transactions initiated on or after the beginning of its fiscal year 2011, the Company allocates the total arrangement consideration to each separable element of an arrangement based on the relative selling price of each element.
Under the accounting standards for multiple-element revenue arrangements, when the Company's sales arrangements contain multiple elements, such as products, software licenses, maintenance agreements, and/or professional services, the Company determines the standalone selling price for each element based on a selling price hierarchy. Under the selling price hierarchy, the selling price for each deliverable is based on the Company's vendor-specific objective evidence (“VSOE”), which is determined by a substantial majority of the Company's historical standalone sales transactions for a product or service falling within a narrow range. If VSOE is not available due to a lack of standalone sales transactions or lack of pricing within a narrow range, then third party evidence (“TPE”), as determined by the standalone pricing of competitive vendor products in similar markets, is used, if available. TPE typically is difficult to establish due to the proprietary differences of competitive products and difficulty in obtaining reliable competitive standalone pricing information. When neither VSOE nor TPE is available, the Company determines its best estimate of standalone selling price (“ESP”) for a product or service and does so by considering several factors including, but not limited to, the 12-month historical median sales price, sales channels, geography, gross margin objectives, competitive product pricing, and product lifecycle. In consideration of all relevant pricing factors, the Company applies management judgment to determine the Company's best estimate of selling price through consultation with and formal approval by the Company's management for all products and services for which neither VSOE nor TPE is available. Generally the standalone selling price of services is determined using VSOE and the standalone selling price of other deliverables is determined by using ESP. The Company regularly reviews VSOE, TPE and ESP for all of its products and services and maintains internal controls over the establishment and updates of these estimates.
Pursuant to software revenue recognition accounting standards, the Company continues to recognize revenue for software using the residual method for its sale of standalone software products, including software upgrades, and for the sale of software that is not essential to the functionality of the hardware with which it is sold. After allocation of the relative selling price to each element of the arrangement, the Company recognizes revenue in accordance with the Company's policies for product, software, and service revenue recognition.
Available-for-Sale Securities
The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
October 2, 2011
Money market funds	$23,868	$23,868	$—	$—
U.S. corporate debt securities	96,670	96,481	117	(306)
U.S. government agency securities	—	—	—	—
	$120,538	$120,349	$117	$(306)
Classified as:
Cash equivalents	$23,868	$23,868	$—	$—
Short-term investments	31,927	31,933	40	(34)
Marketable securities	64,743	64,548	77	(272)
	$120,538	$120,349	$117	$(306)

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
July 3, 2011
Money market funds	$30,405	$30,405	$—	$—
U.S. corporate debt securities	89,004	89,249	287	(43)
U.S. government agency securities	7,746	7,756	13	(3)
	$127,155	$127,410	$300	$(46)
Classified as:
Cash equivalents	$30,405	$30,405	$—	$—
Short-term investments	41,245	41,357	114	(1)
Marketable securities	55,505	55,648	186	(45)
	$127,155	$127,410	$300	$(46)
The amortized cost and estimated fair value of available-for-sale investments in debt securities at October 2, 2011, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$31,927	$31,933
Due in 1-2 years	51,319	51,247
Due in 2-5 years	13,424	13,301
Due in more than 5 years	—	—
Total investments in available for sale debt securities	$96,670	$96,481
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
Investments include available-for-sale investment-grade debt securities that the Company carries at fair value. The Company accumulates unrealized gains and losses on the Company’s available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of its balance sheets. Such an unrealized gain or loss does not reduce net income for the applicable accounting period. If the fair value of an available-for-sale debt instrument is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) the Company intends to sell the instrument, (2) it is more likely than not that the Company will be required to sell the instrument before recovery of its amortized cost basis, or (3) the Company does not expect to recover the entire amortized cost basis of the instrument (that is, a credit loss exists). If the Company intends to sell or it is more likely than not that the Company will be required to sell the available-for-sale debt instrument before recovery of its amortized cost basis, the Company recognizes an other-than-temporary impairment in earnings equal to the entire difference between the debt instruments’ amortized cost basis and its fair value. For available-for-sale debt instruments that are considered other-than-temporarily impaired due to the existence of a credit loss, if the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the instrument before recovery of its remaining amortized cost basis (amortized cost basis less any current-period credit loss), the Company separates the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the debt instrument’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the debt instrument’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income.
The following table presents the Company’s investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
October 2, 2011:
U.S. corporate debt securities	$48,320	$(297)	$2,025	$(9)	$50,345	$(306)
	$48,320	$(297)	$2,025	$(9)	$50,345	$(306)
The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income into earnings using the specific identification method. During the three months ended October 2, 2011, realized gains or losses recognized on the sale of investments were not significant. As of October 2, 2011, there were twenty-nine out of fifty-five investment securities that had unrealized losses. The unrealized gains / (losses) on the Company’s investments were caused by interest rate fluctuations. Substantially all of the Company’s available-for-sale investments are investment grade government and corporate debt securities that have maturities of less than 3 years. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized costs. The Company does not have other-than-temporary impairment on its investment securities.
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

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis:

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

October 2, 2011:	Level 1	Level 2	Total
		(In thousands)
Assets
Investments:
Money market funds	23,868	—	23,868
Corporate notes/bonds	—	96,481	96,481
Total	23,868	96,481	120,349
Liabilities
Foreign currency forward contracts	—	303	303
Total	$—	$303	$303

July 3, 2011:	Level 1	Level 2	Total
		(In thousands)
Assets
Investments:
Federal agency notes	$—	$7,756	$7,756
Money market funds	30,405	—	30,405
Corporate notes/bonds	—	89,248	89,248
Total	30,405	97,004	127,409
Liabilities
Foreign currency forward contracts	—	37	37
Total	$—	$37	$37
Level 2 investment valuations are based on inputs such as quoted market prices, dealer quotations or valuations provided by alternative pricing sources supported by observable inputs. These generally include U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations. As of July 3, 2011, the Company had no assets or liabilities classified within Level 3.
Inventory, Net
Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company reduces the carrying value of inventory based on excess and obsolete inventories which are primarily determined by age of inventory and future demand forecasts. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Any written down or obsolete inventory subsequently sold has not had a material impact on gross profit for any of the periods disclosed.
Inventories at October 2, 2011 and July 3, 2011, respectively, were (in thousands):

	October 2, 2011	July 3, 2011
Inventory, gross	$26,805	$26,487
Less: Write down for excess and obsolete inventory	3,791	4,904
Inventory, net	$23,014	$21,583
Long-lived assets
Long-lived assets include property and equipment, intangible assets, and service inventory which the Company holds to support customers who have purchased service contracts with a hardware replacement element.   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of the long-lived assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. There was no impairment of long-lived assets during the three months ended October 2, 2011

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

and September 26, 2010.

Intangible assets
The following tables summarize the components of gross and net intangible asset balances (in thousands):

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
October 2, 2011
Patents	7.6 years	$1,800	$457	$1,343
License Agreements	6.8 years	8,140	5,213	2,927
Other Intangibles	1.0 years	324	206	118
		$10,264	$5,876	$4,388

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
July 3, 2011
Patents	7.7 years	$1,800	$387	$1,413
License Agreements	6.5 years	8,140	4,788	3,352
Other Intangibles	1.2 years	324	183	141
		$10,264	$5,358	$4,906
Amortization expense was $0.5 million for the three months ended October 2, 2011 and September 26, 2010. Amortization expense expected to be recorded for each of the next five years is as follows (in thousands):

For the fiscal year ending:
Remaining in fiscal 2012	$1,219
2013	1,156
2014	313
2015	214
2016	214
Thereafter	1,272
Total	4,388
Deferred Revenue, Net
Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenues where the revenue recognition criteria have not been met related to sales by the Company to its resellers or directly to its end-customers. Product revenue includes shipments to end-users and value-add resellers. The following table summarizes deferred revenue, net at October 2, 2011 and July 3, 2011, respectively (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	October 2, 2011	July 3, 2011
Deferred services	$35,961	$36,025
Deferred product
Deferred revenue	652	1,984
Deferred cost of sales	(426)	(1,036)
Deferred product revenue, net	226	948
Balance at end of period	36,187	36,973
Less: current portion	28,633	29,613
Non-current deferred revenue, net	$7,554	$7,360
The Company offers renewable support arrangements, including extended warranty contracts, to its customers that range generally from one to two years. Deferred support revenue is included within deferred revenue, net within the deferred services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended
	October 2, 2011	September 26, 2010
Balance beginning of period	$35,802	$36,193
New support arrangements	14,600	13,493
Recognition of support revenue	(14,672)	(14,269)
Balance end of period	35,730	35,417
Less current portion	28,176	27,807
Non-current deferred revenue	$7,554	$7,610
Deferred Distributors Revenue, Net of Deferred Cost of Sales to Distributors
At the time of shipment to distributors, the Company records a trade receivable at the contractual discount to list selling price since there is a legally enforceable obligation from the distributor to pay it currently for product delivered, the Company relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor, and the Company records deferred revenue and deferred cost of sales in “Deferred distributors revenue, net of deferred cost of sales to distributors” in the liability section of its consolidated balance sheets. Deferred distributors revenue, net of deferred cost of sales to distributors effectively represents the gross margin on the sale to the distributor; however, the amount of gross margin the Company recognizes in future periods will frequently be less than the originally recorded deferred revenue, net of cost of sales to distributors as a result of price concessions negotiated at time of sell-through to end customers. The Company sells each item in its product catalog to all of its distributors worldwide at contractually discounted prices. However, distributors resell the Company’s products to end customers at a very broad range of individually negotiated price points based on customer, product, quantity, geography, competitive pricing, and other factors. The majority of the Company’s distributors’ resales are priced at a discount from list price. Often, under these circumstances, the Company remits back to the distributor a portion of their original purchase price after the resale transaction is completed. Thus, a portion of the deferred revenue balance represents a portion of distributors’ original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price credits granted to distributors does not allow the Company to accurately estimate the portion of the balance in the deferred revenue that will be remitted to the distributors. Therefore, the Company does not reduce deferred revenue by anticipated future price credits; instead, price credits are typically recorded against deferred distributors revenue, net of deferred cost of sales to distributors when incurred, which is generally at the time the distributor sells the product.
The following table summarizes deferred distributors revenue, net of cost of sales to distributors at October 2, 2011 and July 3, 2011, respectively (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	October 2, 2011	July 3, 2011
Deferred revenue	$16,005	$22,454
Deferred cost of sales	(4,007)	(5,902)
Total deferred distributors revenue, net of deferred cost of sales to distributors	$11,998	$16,552
Guarantees and Product Warranties
The following table summarizes the activity related to the Company’s product warranty liability during the three months ended October 2, 2011 and September 26, 2010, respectively (in thousands):

	Three Months Ended
	October 2, 2011	September 26, 2010
Balance beginning of period	$2,640	$3,169
New warranties issued	1,648	1,291
Warranty expenditures	(1,586)	(1,666)
Balance end of period	$2,702	$2,794
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
Other Accrued Liabilities
The following are the components of other accrued liabilities (in thousands):

	October 2, 2011	July 3, 2011
Accrued income taxes	$658	$897
Accrued general and administrative costs	2,273	5,373
Accrued research and development costs	2,098	1,734
Accrued in-transit inventory and freight	2,137	2,777
Accrued marketing development funds	2,388	2,492
Other accrued liabilities	4,172	5,777
Total	$13,726	$19,050

2. Share-Based Compensation
Share Based Compensation
Share-based compensation recognized in the condensed consolidated financial statements by line item caption is as

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

follows (dollars in thousands):

	Three Months Ended
	October 2, 2011	September 26, 2010
Cost of product revenue	$156	$192
Cost of service revenue	114	144
Sales and marketing	496	572
Research and development	472	611
General and administrative	657	590
Total share-based compensation expense	$1,895	$2,109
During the three months ended October 2, 2011 and September 26, 2010, the Company did not capitalize any stock-based compensation expense in inventory, as such an amount would have been immaterial.
The weighted-average grant-date per share fair value of options granted during the three months ended October 2, 2011 and September 26, 2010 were $1.66 and $1.36, respectively. The weighted-average estimated per share fair value of shares purchased under the Company’s 1999 Employee Stock Purchase Plan (“ESPP”) during the three months ended October 2, 2011 and September 26, 2010 were $0.96 and $0.93, respectively.
The following table summarizes the activity for stock options for the three months ended October 2, 2011 (unaudited):

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000’s)
Options outstanding at July 4, 2011	9,132	$4.01
Granted	2,131	$3.29
Exercised	(138)	$2.08		$173
Canceled	(397)	$3.70
Options outstanding at October 2, 2011	10,728	$3.91
Exercisable at October 2, 2011	6,094	$4.41	$4.30	$611
Vested and expected to vest at October 2, 2011	10,167	$3.94	$5.19	$777

The following table summarizes the activity for restricted stock units ("RSUs") for the three months ended October 2, 2011 (unaudited):

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value	Aggregate Fair Market Value
Unvested at July 4, 2011	1,870	$2.79
Granted	429	$3.01
Vested	(104)	$3.03	$316
Canceled	(160)	$3.10
Unvested at October 2, 2011	2,035	$2.80
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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Expected life	5 yrs	4 yrs	0.25 yrs	0.25 yrs
Risk-free interest rate	1.09%	1.11%	0.04%	0.17%
Volatility	59%	58%	62%	59%
Dividend yield	—%	—%	—%	—%
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

3. Commitments, Contingencies and Leases
Purchase Commitments
The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. The arrangements allow them to procure long lead-time component inventory on the Company’s behalf based upon a rolling production forecast provided by it. The Company is obligated to the purchase of long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of October 2, 2011, the Company had non-cancelable commitments to purchase approximately $26.3 million of such inventory.
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
Intellectual Property Litigation
On April 20, 2007, the Company filed suit against Enterasys Networks in the United States District Court for the Western District of Wisconsin, Civil Action No. 07-C-0229-C. The complaint alleged willful infringement of U.S. Patents Nos. 6,104,700, 6,678,248, and 6,859,438, and sought injunctive relief against Enterasys' continuing sale of infringing goods and monetary damages. Enterasys responded to the complaint on May 30, 2007, and also filed counterclaims alleging infringement of three U.S. patents owned by Enterasys. On April 9, 2008, the Court dismissed Enterasys' counterclaims on one of its patents with prejudice. On May 5, 2008, the Court granted the Company's motion for summary judgment, finding that it does not infringe Enterasys' two remaining patents and dismissing all of Enterasys' remaining counterclaims with prejudice. On May 30, 2008, a jury found that Enterasys infringed all three of the Company's patents and awarded it damages in the amount of $0.2 million. The Court also ruled in the Company's favor on Enterasys' challenge to the validity of the Company's patents. On October 29, 2008, the Court denied Enterasys' post-trial motion for judgment as a matter of law, and granted Extreme Network's motion for a permanent injunction against Enterasys. The injunction order permanently enjoins Enterasys from manufacturing, using, offering to sell, selling in the U.S. and importing into the U.S. the Enterasys products accused of infringing Extreme Network's three patents. On March 16, 2009, the Court also denied Enterasys' motion for a new trial, but granted Enterasys' motion for a stay of the injunction pending appeal. On April 17, 2009, Enterasys filed its notice of appeal and on May 1, 2009, the Company filed its cross appeal. On September 30, 2010, the U.S. Court of Appeals for the Federal Circuit upheld the jury verdict of infringement by Enterasys of the Company's patents and the Districts Court's summary judgment of non-infringement by the Company of Enterasys' '727 patent. The Federal Circuit reversed the judgment of non-infringement by the Company of Enterasys '181 patent, holding that the District Court Judge applied an incorrect claim construction and reversed the District Court's denial of the Company's request for attorneys' fees as premature.  See Note 11

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

regarding recent developments related to this lawsuit.
On June 21, 2005, Enterasys filed suit against Extreme and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Massachusetts, Civil Action No. 05-11298 DPW. The complaint alleges willful infringement of U.S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560,236, and seeks: a) a judgment that the Company willfully infringes each of the patents; (b) a permanent injunction from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) damages and a “reasonable royalty” to be determined at trial; (d) treble damages; (e) attorneys' fees, costs and interest; and (f) equitable relief at the Court's discretion. Petitions for reexamination were filed challenging five of the patents at issue to the U.S. Patent and Trademark Office, and a stay of the case was entered. Following the reexamination proceedings, Enterasys withdrew its allegations of infringement as to two of the patents, U.S. Patent Nos. 6,539,022 and 6,560,236. The stay was lifted on May 21, 2010, and the Court held claim construction hearings in December 2010. Fact discovery is ongoing. No trial date has been set. The Company intends to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, it cannot predict the ultimate outcome of the matter at this time.
Other Legal Matters
Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The operative amended complaint names us as defendants; six of the Company's present and former officers and/or directors, including its former CEO; and several investment banking firms that served as underwriters of its initial public offering and October 1999 secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. The parties to the lawsuits have reached a settlement, which was approved by the Court on October 6, 2009. Extreme Networks is not required to make any cash payments in the settlement. The Court subsequently entered a final judgment of dismissal. Certain objectors have appealed the judgment. Subsequently, the District Court ruled that all objectors lacked standing to appeal. One of the objectors has appealed that ruling. If the appeal is successful, the Company intends to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, it cannot predict the ultimate outcome of the matter at this time.
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

4. Comprehensive Income and Accumulated Other Comprehensive Income
Comprehensive Income
Comprehensive income was as follows (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three Months Ended
	October 2, 2011	September 26, 2010
Net income	$1,583	$2,712
Other comprehensive income:
Change in unrealized gain (loss) on investments:	444	361
Foreign currency translation adjustments
Beginning balance	3,449	954
Ending balance	2,588	2,214
Foreign currency translation adjustments change	(861)	1,260
Total comprehensive income	$1,166	$4,333

5. Income Taxes
The Company recorded an income tax provision of $0.5 million and an income tax benefit of $0.2 million for the first quarter of fiscal 2012 and first quarter of fiscal 2011, respectively. The income tax provision for the first quarter of fiscal 2012 consisted primarily of taxes on foreign income and U.S. state income taxes. The income tax benefit for the first quarter of fiscal 2011 consisted primarily of taxes on foreign income, U.S. state income taxes, and a reversal of previously recorded deferred tax liabilities. The income tax provisions for both quarters were calculated based on the results of operations for the three months ended October 2, 2011 and September 26, 2010, and may not reflect the annual effective rate.
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
The Company has a full valuation allowance against its U.S. net deferred tax assets. The valuation allowance was calculated by assessing both negative and positive evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three year period was given more weight than our expectations of future profitability, which are inherently uncertain. The Company's U.S. losses during those periods represented sufficient negative evidence to require a full valuation allowance against our U.S. federal and state net deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of the Company's U.S. deferred tax assets.
The Company had unrecognized tax benefits of approximately $25.9 million as of October 2, 2011. The future impact of the unrecognized tax benefit of $25.9 million, if recognized, is as follows: approximately $1.1 million would affect the effective tax rate, and approximately $24.8 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. It is reasonably possible that the amount of unrealized tax benefits could decrease by approximately $0.3 million during the next twelve months due to the expiration of the statute of limitations in certain foreign jurisdictions.
Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Condensed Consolidated Statement of Operations and were immaterial for the quarter ended October 2, 2011. Accrued interest and penalties were approximately $0.2 million and $0.2 million as of October 2, 2011 and September 26, 2010, respectively.
In general, the Company's U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 1998 forward due to net operating losses and the Company's state income tax returns are subject to examination for fiscal years 2001 forward due to net operating losses.
6. Net Income Per Share
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period and excludes any dilutive effects of options and stock awards. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

calculation plus the dilutive effect of options, stock awards and ESPP.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	October 2, 2011	September 26, 2010
Net income	$1,583	$2,712
Weighted-average shares used in per share calculation – basic	92,768	90,305
Incremental shares using the treasury stock method:
Stock options	316	271
Unvested restricted awards	820	34
Employee Stock Purchase Plan	151	—
Weighted-average share used in per share calculation – diluted	$94,055	$90,610
Net income per share – basic	$0.02	$0.03
Net income per share – diluted	$0.02	$0.03

 The following table sets forth weighted stock options outstanding that are not included in the diluted net income per share calculation above because to do so would be anti-dilutive for the periods (in thousands):

	Three Months Ended
	October 2, 2011	September 26, 2010
Weighted stock options outstanding:
In-the-money options	—	—
Out-of-the-money options	8,713	7,157
Total potential shares of common stock excluded from the computation of net income per share	8,713	7,157
Weighted stock options outstanding with an exercise price lower than the Company’s average stock price for the periods presented (“in-the-money options”) are excluded from the calculation of diluted net income per share in the three months ended October 2, 2011 and the three months ended September 26, 2010 since the effect of including them would have been anti-dilutive due to the net income position of the Company during the periods presented.

7. Restructuring Liabilities
In fiscal 2011, the Company implemented restructuring plans, involving among other things, a reduction of its worldwide workforce. The associated restructuring costs consisted of cash severance, termination benefits, and asset impairments. Termination benefits include outplacement services, health insurance coverage, and legal costs. Asset impairments include adjustments to the cost basis of certain long-lived assets. During the three months ended October 2, 2011, the Company recognized additional restructuring charges of approximately $1.0 million, consisting of cash severance. The Company did not have restructuring charges during the three months ended September 26, 2010.
Activity with respect to restructuring liabilities during the three months ended October 2, 2011 is as follows (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Termination Benefits
Balance at July 3, 2011	$3,183
Period charges	991
Period reversals	(36)
Period payments	(2,385)
Balance at October 2, 2011	$1,753

8. Foreign Exchange Forward Contracts
The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The Company records all derivatives on the balance sheet as Other Assets, Net at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona, the Indian Rupee and the British Pound. These derivatives do not qualify as hedges. At October 2, 2011, these forward foreign currency contracts had a notional principal amount of $16.6 million and unrealized losses on foreign exchange contracts were $0.3 million. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses were an immaterial gain for the three months ended October 2, 2011, and a $0.3 million loss for the three months ended September 26, 2010.

9. Disclosure about Segments of an Enterprise and Geographic Areas
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers with respect to the allocation of resources and performance.
The Company operates in one segment, the development and marketing of network infrastructure equipment. The Company conducts business globally and is managed geographically. Revenue is attributed to a geographical area based on the location of the customers. The Company operates in three geographical areas: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Middle East and Africa; and APAC which includes Asia Pacific, South Asia and Japan. Prior to the first quarter of fiscal 2012, South America was included as part of EMEA. Revenue by geographical area (as presented in the table below) for the quarter ended September 26, 2010 has been adjusted to reflect this change.
Information regarding geographic areas is as follows (in thousands):

	Three Months Ended
	October 2, 2011	September 26, 2010	$ Change	% Change
Net Revenues:
Americas	33,439	32,066	1,373	4.3%
Percentage of net revenue	42.4%	38.3%
EMEA	30,891	33,888	(2,997)	(8.8)%
Percentage of net revenue	39.2%	40.4%
APAC	14,564	17,883	(3,319)	(18.6)%
Percentage of net revenue	18.5%	21.3%
Total net revenues	$78,894	$83,837	$(4,943)	(5.9)%
Three customers accounted for greater than 10% of the Company’s revenue in the three months ended October 2, 2011. Two customers accounted for greater than 10% of the Company’s revenue in the three months ended September 26, 2010.
Substantially all of the Company’s assets as of October 2, 2011 and September 26, 2010 were attributable to its Americas

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

operations.

10. Proposed Sale of Corporate Campus

On September 23, 2010, the Company entered into an Option Agreement with Trumark Companies LLC (“Trumark”) in which the Company granted Trumark an option (the “Option”) to purchase half of its corporate headquarters campus (approximately eight acres) in Santa Clara, California, at a price of $24.0 million. Trumark made the first option payment of $0.5 million during the third quarter of fiscal 2011 and the second option payment of $0.5 million during the fourth quarter of fiscal 2011. These option payments are classified as a long term deferred gain on the sale of the building. Provided that Trumark continues to makes the required Option payments, Trumark will have sixteen months to exercise the Option. If Trumark exercises the Option, the closing on the purchase of half of the corporate headquarters campus will occur thirty days after such exercise. Exercise of the Option is contingent upon the successful rezoning of the property for residential development and other requirements of the City of Santa Clara which are expected to be completed within 9 to 12 months. The Company continues to classify all of its corporate headquarters campus as an asset held for use until the purchase contingencies have been eliminated and it is probable that the sale will be concluded within 12 months.

11. Subsequent Events
On October 31, 2011, ChriMar Systems, Inc. dba CMS Technologies and ChriMar Holding Company, LLC filed suit against Company in United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Number 7,457,250, and seeks: a) a judgment that the Company infringes the patent; (b) a permanent injunction from infringement; (c) damages; (d) attorneys' fees, costs and interest; and (e) equitable relief at the Court's discretion. The Company intends to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, it cannot predict the ultimate outcome of the matter at this time.
On November 1, 2011, ChriMar Systems, Inc. dba CMS Technologies, filed a request with the International Trade Commission for investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. Section 1337, In the Matter of Certain Communications Equipment, Components Thereof, and Products Containing the Same, Including Power Over Ethernet Telephones, Switches, Wireless Access Points, Routers, and Other Devices Used in WLANS, and Cameras. ChriMar alleges that the Company imports into the United States, sells for importation, and/or sells within the United States after importation products and/or systems infringing one or more of the claims of U.S. Patent Number 7,457,250. The action seeks a permanent exclusion order excluding from entry into the United States all infringing articles that are manufactured, imported, or sold by Company that infringe at least one claim of the patent. The Company intends to defend the charges vigorously, but, due to the inherent uncertainties of litigation, it cannot predict the ultimate outcome of the matter at this time.
With respect to the Company's suit against Enterasys Networks (Civil Action No. 07-C-0229-C), on November 4, 2011, a jury determined that the Company had not infringed the Enterasys '181 patent for any of the accused products in the lawsuit. All post trial motions are due within 28 days after the Court enters final judgment, and due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of the matter at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particularly, our expectations regarding market demands, customer requirements and the general economic environment, and future results of operations, and other statements that include words such as “may” “expect” or “believe” . These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Quarterly Report on Form 10-Q for the first quarter of fiscal 2012, our Annual Report on Form 10-K for the fiscal year ended July 3, 2011, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; the timing of any recovery in the global economy; risks related to pending or future litigation; and a dependency on third parties for certain components and for the manufacturing of our products.
Business Overview
We are a leading provider of network infrastructure equipment and services for enterprises, data centers, and service providers. We were incorporated in California in May 1996 and reincorporated in Delaware in March 1999. Our corporate headquarters are located in Santa Clara, California. We develop and sell network infrastructure equipment to our enterprise, data center and telecommunications service provider customers.
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
We outsource the majority of our manufacturing and supply chain management operations as part of our strategy to maintain global manufacturing capabilities and to reduce our costs. We conduct quality assurance, manufacturing engineering, document control and test development at our main campus in Santa Clara, California. This approach enables us to reduce fixed costs and to flexibly respond to changes in market demand
Industry Developments
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
Realignment of Corporate Strategies
We believe that continued success in our marketplace is dependent upon a variety of factors that includes, but is not limited to, our ability to design, develop and distribute new and enhanced products employing leading-edge technology. During the first quarter of fiscal 2012, we began shipping our new Summit X670, our next-generation data center top-of-rack switch.  We also initiated 3rd party interoperability and performance testing with our recently announced E4G Cell Site Router family for mobile backhaul, as well as our BlackDiamond BD-X data center core switch.  During the quarter, we also released the latest version of our ExtremeXOS modular operating system.
Results of Operations
During the first quarter of fiscal 2012, we achieved the following results:

•	Net revenues of $78.9 million compared to net revenues of $83.8 million in the first quarter of fiscal 2011.

•	Total gross margin of 55.2% of net revenues compared to 55.9% in the first quarter of fiscal 2011.

•	Operating income of $1.8 million compared to operating income of $2.5 million in the first quarter of fiscal 2011.

•	Net income of $1.6 million compared to net income of $2.7 million in the first quarter of fiscal 2011.

•
Cash used in operating activities of $3.9 million for the three months ending October 2, 2011 compared to cash provided by operating activities of $1.2 million for the three months ending September 26, 2010.

•
Cash and cash equivalents, short-term investments and marketable securities decreased by $6.3 million in the three months ended October 2, 2011 to $140.7 million from $147.0 million as of July 3, 2011, primarily as a result of cash used in operating activities.

We operate in three regions: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Middle East, and Africa; and APAC which includes Asia Pacific, South Asia and Japan. Prior to the first quarter of fiscal 2012, South America was included as part of EMEA. Revenue by geographical area (as presented in the table below) for the quarter ended September 26, 2010 has been adjusted to reflect this change. The following table presents the total net revenue geographically for the three month period ended October 2, 2011 and September 26, 2010 (in thousands):

	Three Months Ended
	October 2, 2011	September 26, 2010	$ Change	% Change
Net Revenues:
Americas	$33,439	$32,066	$1,373	4.3%
Percentage of net revenue	42.4%	38.3%
EMEA	30,891	33,888	(2,997)	(8.8)%
Percentage of net revenue	39.2%	40.4%
APAC	14,564	17,883	(3,319)	(18.6)%
Percentage of net revenue	18.5%	21.3%
Total net revenues	$78,894	$83,837	$(4,943)	(5.9)%
The level of sales to any one customer may vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. Three customers accounted for 13.2%, 11.9%, and 10.1%, respectively, of our revenue in the first quarter of fiscal 2012. Two customers accounted for 13.0% and 13.7% of our revenue in the first quarter of fiscal 2011.
Net Revenues
The following table presents net product and service revenues for the three months ended October 2, 2011 and September 26, 2010, respectively (dollars in thousands):

	Three Months Ended
	October 2, 2011	September 26, 2010	$ Change	% Change
Net Revenue:
Product	$63,213	$69,213	$(6,000)	(8.7)%
Percentage of net revenue	80.1%	82.6%
Service	15,681	14,624	1,057	7.2%
Percentage of net revenue	19.9%	17.4%
Total net revenue	$78,894	$83,837	$(4,943)	(5.9)%
Product revenue decreased by $6.0 million, or 9% in the three months ended October 2, 2011 compared to the corresponding period of fiscal 2011. The decrease in product revenue was primarily due to an overall decrease in product sales volume, mainly in the EMEA and APAC regions.
Service revenue increased by $1.1 million, or 7% in the three months ended October 2, 2011 compared to the corresponding period of fiscal 2011. The increase in service revenue was due to our continuing stable levels of service contract renewals on our increasing installed base, resulting in higher service revenue from the amortization of contracts initiated in the first quarter of fiscal 2012 combined with the amortization of contracts initiated in prior periods.

Cost of Revenues and Gross Profit
The following table presents the gross profit on product and service revenues and the gross profit percentage of product and service revenues for the three months ended October 2, 2011 and September 26, 2010 (in thousands):

	Three Months Ended
	October 2, 2011	September 26, 2010	$ Change	% Change
Gross profit:
Product	$33,735	$38,383	$(4,648)	(12.1)%
Percentage of product revenue	53.4%	55.5%
Service	9,801	8,454	$1,347	15.9%
Percentage of service revenue	62.5%	57.8%
Total gross profit	$43,536	$46,837	$(3,301)	(7.1)%
% of Total Revenue	55.2%	55.9%
Cost of product revenue includes costs of raw materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans, and document control. We outsource substantially all of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, document control and distribution. Accordingly, a significant portion of our cost of product revenue consists of payments to our primary contract manufacturer, Alpha Networks, located in Hsinchu, Taiwan and Dongguan, China. In addition, we source our wireless product line from Motorola and resell under the Extreme Networks, Inc. brand.
Product gross profit decreased by $4.6 million and product gross margin decreased to 53% from 56% in the three months ended October 2, 2011 compared to the corresponding period of fiscal 2011. These decreases were primarily due to a 9% decrease in product revenue, a product mix comprised of a higher proportion of lower margin products, and the impact of higher manufacturing costs.
 Our cost of service revenue consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross profit increased by $1.3 million in the three months ended October 2, 2011 compared to the corresponding period of fiscal 2011, primarily due to a 7% increase in service revenue. Service gross margin improved to 63% from 58% in the first quarter of fiscal 2012 compared to the corresponding quarter of fiscal 2011, primarily attributable to the increase in service revenue, and the impact of lower equipment costs resulting from utilization of certain assets that were previously written off.
Operating Expenses
The following table presents operating expenses and operating income (in thousands, except percentages):

	Three Months Ended
	October 2, 2011	September 26, 2010	$ Change	% Change
Sales and marketing	$22,121	$24,906	$(2,785)	(11.2)%
Research and development	12,408	12,861	(453)	(3.5)%
General and administrative	6,270	6,585	(315)	(4.8)%
Restructuring, net	955	—	955	(100.0)%
Total operating expenses	$41,754	$44,352	$(2,598)	(5.9)%
Operating income	$1,782	$2,485	$(703)	(28.3)%
The following table highlights our operating expenses and operating income as a percentage of net revenues:

	Three Months Ended
	October 2, 2011	September 26, 2010
Sales and marketing	28.0%	29.7%
Research and development	15.7%	15.3%
General and administrative	8.0%	7.9%
Restructuring, net	1.2%	—%
Total operating expenses	52.9%	52.9%
Operating income	2.3%	3.0%
Sales and Marketing Expenses
Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses.
Sales and marketing expenses for the three months ended October 2, 2011 decreased by $2.8 million, or 11%, compared to the corresponding period of fiscal 2011. The decrease in sales and marketing expenses was primarily due to a decrease of $0.8 million in employee-related expenses resulting from headcount reduction, a decrease of $0.5 million in commission expense due to the combined impact of lower revenue and headcount reduction, a decrease of $0.4 million in demo equipment, and a combined decrease of $0.7 million in professional services fees, travel and other marketing expenses due to cost-reduction measures.
Research and Development Expenses
Research and development expenses for the three months ended October 2, 2011 decreased by $0.5 million, or 4%, compared to the corresponding period of fiscal 2011. The decrease in research and development expenses was primarily due to the effects of headcount reduction and other cost-reduction measures, resulting in a decrease of $0.9 million in employee and contract labor costs, partially offset by increases in other expenses.
General and Administrative Expenses
General and administrative expenses for the three months ended October 2, 2011 decreased by $0.3 million, or 5%, compared to the corresponding period of fiscal 2011. The decrease in general and administrative expenses was primarily due to a decrease of $0.5 million in employee-related expenses resulting from headcount reduction offset by higher legal expenses of $0.3 million.
Restructuring, Net
In fiscal 2011, we implemented restructuring plans, involving among other things, a reduction of our worldwide workforce. The associated restructuring costs primarily consisted of cash severance, termination benefits and asset impairments. During the three months ended October 2, 2011, we recognized additional restructuring charges of approximately $1.0 million, primarily consisting of cash severance. As of October 2, 2011, we had $1.7 million of restructuring liabilities remaining, which we anticipate paying by the end of fiscal 2012.
Interest Income
The decrease in interest income in the three months ended October 2, 2011 as compared to the corresponding period of fiscal 2011 was insignificant.
Interest Expense
The decrease in interest expense in the three months ended October 2, 2011 as compared to the corresponding period of fiscal 2011 was insignificant.
Other Income / (Expense), Net
Other expense, net, increased by $0.3 million in the three months ended October 2, 2011 compared to the corresponding period of fiscal 2011, primarily due to net unrealized foreign currency translation gain of approximately $34,000 for the three months ended October 2, 2011, compared to a net translation loss of $0.3 million in the same period in fiscal 2011.
Provision (Benefit) for Income Taxes

We recorded an income tax provision of $0.5 million and an income tax benefit of $0.2 million for the first quarter of fiscal 2012 and first quarter of fiscal 2011, respectively. The income tax provision for the first quarter of fiscal 2012 consisted primarily of taxes on foreign income and U.S. state income taxes. The income tax benefit for the first quarter of fiscal 2011 consisted primarily of taxes on foreign income, U.S. state income taxes, and a reversal of previously recorded deferred tax liabilities. The income tax provisions for both quarters were calculated based on the results of operations for the three months ended October 2, 2011 and September 26, 2010, and may not reflect the annual effective rate. Since we have net operating loss carry forwards to offset U.S. taxable income, we are not using an annual effective tax rate to apply to the taxable income for the quarter.
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
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. On an ongoing basis, we evaluate our estimates and assumptions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
As discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended July 3, 2011, we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

•	Share-Based Compensation

•	Revenue Recognition

•	Inventory Valuation

•	Long Lived Assets

•	Allowance for Doubtful Accounts

•	Deferred Tax Valuation Allowance

•	Accounting for Uncertainty in Income Taxes

•	Legal Contingencies
There have been no changes to our critical accounting policies since the filing of our last Annual Report on Form 10-K.

Recently Issues Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) on fair value measurement and is intended to result in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments in ASU 2011-04 are effective for public entities for interim and fiscal year beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted for public entities. The guidance is limited to enhanced disclosures, and it is not expected to have a material impact on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income ("OCI") in the financial statements and provides companies two options for presenting OCI, which until now has typically been placed within the statement of shareholders' equity and comprehensive income (loss). One option allows an OCI statement to be included with the net income statement, and together the two will make a statement of total comprehensive income.  Alternatively, companies may present an OCI statement separate from the net income statement; however, the two statements will have to appear consecutively within a financial report.  This ASU does not affect the types of items that are reported in OCI, nor does it affect the calculation or presentation of earnings per share.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Our adoption of this standard is not expected to have a material impact on our financial statements.

Liquidity and Capital Resources
The following summarizes information regarding our cash, investments, and working capital (in thousands):

	October 2, 2011	July 3, 2011
Cash and cash equivalent	$44,214	$49,972
Short-term investments	31,933	41,357
Marketable securities	64,548	55,648
Total cash and investments	$140,695	$146,977
Working capital	$52,606	$57,561
As of October 2, 2011, our principal sources of liquidity consisted of cash, cash equivalents and investments of $140.7 million and net accounts receivable of $28.6 million. Historically, our principal uses of cash have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products and purchases of property and equipment. We believe that our $140.7 million of cash and cash equivalents and investments at October 2, 2011 will be sufficient to fund our operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. In the future, we may seek additional equity or debt financing, however, such additional funds may not be available on terms favorable to us or at all.
Key Components of Cash Flows and Liquidity
A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Three Months Ended
	October 2, 2011	September 26, 2010
Net cash provided by operating activities	$(3,944)	$1,152
Net cash used in investing activities	(1,629)	(5,959)
Net cash provided by financing activities	620	86
Foreign currency effect on cash	$(805)	$342
Net decrease in cash and cash equivalents	$(5,758)	$(4,379)
Net Cash Used In Operating Activities
For the three month ended October 2, 2011, cash flow used in operating activities was $3.9 million, comprised of net income of $1.6 million, plus adjustments for non-cash and other reconciling items to net income of $4.3 million, less cash used by changes in assets and liabilities of $9.8 million. Cash used by changes in assets and liabilities during the three months ended October 2, 2011 primarily consisted of (i) an increase of $1.5 million in inventory, primarily due to build-up of inventory in anticipation of demand for certain wireless products, (ii) a combined decrease of $11.0 million in accounts payable, accrued compensation and other accrued liabilities, primarily due to timing of our payment of these liabilities, as well as the impact of the decrease in revenue, (iii) a decrease of $4.6 million in deferred revenues (net of cost of sales to distributors), primarily due to the decrease in product revenue, and (iv) a decrease of $1.4 million in restructuring liabilities consisting of severance payments (net of $1.0 million of additional severance expenses), partially offset by (v) a decrease of $5.2 million in accounts receivable, primarily attributable to the decrease in product revenue and increased cash collections (vi) a decrease of $4.2 million in prepaid expenses and other assets, of which $2.8 million represents cash receipt in the first quarter of fiscal 2012 related to the settlement of a lawsuit in the prior fiscal year.
Net Cash Used In Investing Activities
We used $1.6 million in investing activities in the three months ended October 2, 2011, comprised of $21.1 million used to purchase investment securities and $0.7 million used to purchase property and equipment, partially offset by proceeds of $20.2 million from the sale and maturities of investments.
Net Cash Provided by Financing Activities
Cash flow provided by financing activities in the three months ended October 2, 2011 was $0.6 million, comprised of proceeds from the exercise of stock options and purchases of shares of our common stock under the ESPP, offset by taxes paid on vested and released stock awards.
Contractual Obligations
Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $26.3 million as of October 2, 2011, an increase of $0.3 million from $26.0 million as of July 3, 2011. We did not have material commitments for capital expenditures as of October 2, 2011.
As of October 2, 2011, we had $1.1 million of income tax liabilities for which we were unable to reasonably estimate the timing of settlement.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of October 2, 2011.
Capital Resources and Financial Condition
As of October 2, 2011, in addition to $44.2 million in cash and cash equivalents, we had $31.9 million invested in short-term and $64.5 million invested in long-term marketable investments for a total cash and cash equivalents, short-term investments and marketable securities of $140.7 million. We believe that our current cash and cash equivalents, short-term investments, marketable securities and future operations will enable us to meet our working capital requirements for at least the next 12 months.

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
The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of October 2, 2011. This table does not include money market funds because those funds are generally not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
			(In thousands)
Included in short-term investments	$3,681	$28,252	—	$31,933	$31,933
Weighted average interest rate	1.23%	1.14%	—
Included in marketable securities	—	—	$64,548	$64,548	$64,548
Weighted average interest rate	—	—	1.05%
The following tables present hypothetical changes in fair value of the financial instruments held at October 2, 2011 that are sensitive to changes in interest rates:

Unrealized gain given a decrease in interest rate of X bps		Fair value as of October 2, 2011 (In thousands)	Unrealized loss given an increase in interest rate of X bps
(100 bps)	(50 bps)		100 bps	50 bps
$1,215	$604	$96,481	$(1,185)	$(595)
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
Foreign Exchange Forward Contracts
We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona, the Indian Rupee and the British Pound. These derivatives do not qualify as hedges. At October 2, 2011, these forward foreign currency contracts had a notional principal amount of $16.6 million and unrealized losses on foreign exchange contracts of $0.3 million. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities. We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense).
Foreign currency transaction gains and losses were an immaterial gain for the three months ended October 2, 2011, and a $0.3 million loss for the three months ended September 26, 2010.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For information regarding litigation matters that we deem significant, refer to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended July 3, 2011 and Note 4 to our Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report which are incorporated herein by reference.

Item 1A.	Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 3, 2011, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	(Removed and Reserved)

Item 5.	Other Information

As the date of our annual meeting has not yet been set by our board of directors, in light of ongoing discussions with our stockholders, the date by which stockholders must have submitted matters, or nominees for election to our board of directors, in accordance with our bylaws for consideration at the annual meeting will be delayed until 5:00 p.m. Pacific Daylight Time (PDT) on Tuesday, December 6, 2011.

Item 6.	Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

10.1	Resignation Agreement and General Release of Claims, dated September 13, 2011, between Extreme Networks, Inc. and Justin DiMacchia.	8-K	9/15/2011	10.1

10.2	Letter Agreement, dated September 13, 2011, between Extreme Networks, Inc. and James Judson.	8-K	9/15/2011	10.2

10.3	Offer Letter Agreement, dated September 13, 2011, between Extreme Networks, Inc. and Margaret Echerd.	8-K	9/15/2011	10.3

31.1	Section 302 Certification of Chief Executive Officer				X

31.2	Section 302 Certification of Interim Chief Financial Officer				X

32.1	Section 906 Certification of Chief Executive Officer				X

32.2	Section 906 Certification of Interim Chief Financial Officer				X

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC. (Registrant)

/S/ JAMES T. JUDSON
JAMES T. JUDSON
Interim Vice President and Chief Financial Officer
November 10, 2011