Form 10-Q
period 2012-01-01
EXTREME NETWORKS INC
filed 2012-02-07
CIK 1078271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 ___________________________
Form 10-Q
 ___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at January 30, 2012 was 93,425,598.

EXTREME NETWORKS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JANUARY 1, 2012

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	January 1, 2012	July 3, 2011
ASSETS
Current assets:
Cash and cash equivalents	$49,419	$49,972
Short-term investments	34,250	41,357
Accounts receivable, net of allowances of $1,050 at January 1, 2012 and $1,412 at July 3, 2011	39,025	33,689
Inventories, net	21,392	21,583
Deferred income taxes	711	681
Prepaid expenses and other current assets, net	4,611	10,132
Assets held for sale	17,057	—
Total current assets	166,465	157,414
Property and equipment, net	24,660	41,877
Marketable securities	62,771	55,648
Intangible assets	4,179	4,906
Other assets, net	10,171	11,128
Total assets	$268,246	$270,973
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,347	$15,092
Accrued compensation and benefits	13,022	13,723
Restructuring liabilities	710	3,183
Accrued warranty	2,651	2,640
Deferred revenue, net	31,308	29,613
Deferred distributors revenue, net of deferred cost of sales to distributors	14,491	16,552
Other accrued liabilities	12,276	19,050
Total current liabilities	90,805	99,853
Deferred revenue, less current portion	7,563	7,360
Deferred income taxes	124	93
Other long-term liabilities	974	2,381
Commitments and contingencies (Note 4)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 133,034,590 and 93,409,285 shares issued and outstanding, respectively, at January 1, 2012 and 132,147,451 and 92,522,146 shares issued and outstanding, respectively, at July 3, 2011	133	132
Treasury stock, 39,625,305 shares at January 1, 2012 and July 3, 2011	(149,666)	(149,666)
Additional paid-in-capital	967,438	963,565
Accumulated other comprehensive income	1,634	3,703
Accumulated deficit	(650,759)	(656,448)
Total stockholders’ equity	168,780	161,286
Total liabilities and stockholders’ equity	$268,246	$270,973

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Net revenues:
Product	$68,094	$70,334	$131,307	$139,547
Service	14,718	14,797	30,399	29,421
Total net revenues	82,812	85,131	161,706	168,968
Cost of revenues:
Product	30,821	30,893	60,299	61,723
Service	5,723	6,257	11,603	12,428
Total cost of revenues	36,544	37,150	71,902	74,151
Gross profit:
Product	37,273	39,441	71,008	77,824
Service	8,995	8,540	18,796	16,993
Total gross profit	46,268	47,981	89,804	94,817
Operating expenses:
Sales and marketing	22,734	25,087	44,855	49,993
Research and development	11,082	12,028	23,490	24,889
General and administrative	7,954	5,963	14,224	12,548
Restructuring charge, net of reversal	437	—	1,392	—
Litigation settlement	—	(4,200)	—	(4,200)
Total operating expenses	42,207	38,878	83,961	83,230
Operating income	4,061	9,103	5,843	11,587
Interest income	342	332	635	661
Interest expense	(38)	(29)	(75)	(59)
Other income (expense)	(39)	117	17	(158)
Income before income taxes	4,326	9,523	6,420	12,031
Provision for income taxes	219	594	731	390
Net income	$4,107	$8,929	$5,689	$11,641
Basic and diluted net income per share:
Net income per share - basic	$0.04	$0.10	$0.06	$0.13
Net income per share - diluted	$0.04	$0.10	$0.06	$0.13
Shares used in per share calculation - basic	93,247	90,878	92,978	90,592
Shares used in per share calculation - diluted	94,118	91,274	94,056	90,942

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	January 1, 2012	December 26, 2010
Cash flows from operating activities:
Net income	$5,689	$11,641
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in accrued investment income	1,539	1,479
Depreciation	2,602	3,148
Amortization of intangible assets	1,030	1,031
Change in value / loss on value of UBS option to put securities	—	2,429
Auction rate securities mark to market, trading gain	—	(2,429)
Provision for doubtful accounts receivable, net of reversals	(72)	30
Excess and obsolete inventory	474	(100)
Deferred income taxes	(30)	(569)
Loss on retirement of assets	—	109
Stock-based compensation	3,176	2,485
Unrealized foreign exchange gain	(649)	(1,157)
Changes in operating assets and liabilities, net
Accounts receivable	(5,263)	(4,793)
Inventories	(282)	(2,294)
Prepaid expenses and other assets	6,172	(4,886)
Accounts payable	828	(2,434)
Accrued compensation and benefits	(701)	1,447
Restructuring liabilities	(2,449)	(1,677)
Accrued warranty	11	(359)
Deferred revenue, net	1,898	2,943
Deferred distributors revenue, net of cost of sales to distributors	(2,061)	(1,239)
Other accrued liabilities	(7,579)	7,397
Other long-term liabilities	(379)	(2,605)
Net cash provided by operating activities	3,954	9,597
Cash flows used in investing activities:
Capital expenditures	(2,011)	(2,407)
Purchases of investments	(34,015)	(70,147)
Proceeds from maturities of investments and marketable securities	13,889	11,800
Proceeds from sales of investments and marketable securities	18,192	45,481
Net cash used in investing activities	(3,945)	(15,273)
Cash flows provided by financing activities:
Proceeds from issuance of common stock	698	273
Net cash provided by financing activities	698	273

Foreign currency effect on cash	(1,260)	337

Net decrease in cash and cash equivalents	(553)	(5,066)
Cash and cash equivalents at beginning of period	49,972	51,944
Cash and cash equivalents at end of period	$49,419	$46,878

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
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at January 1, 2012. The results of operations for the three and six months ended January 1, 2012 are not necessarily indicative of the results that may be expected for fiscal 2012 or any future periods.
Reclassification
The Company revised its previously reported Statement of Cash Flows for the six month period ended December 26, 2010  to reclassify accrued interest income and amortization related to its investments, resulting in an increase of $2.9 million in cash flows provided by operating activities and an increase of $2.9 million in cash flows used in investing activities. The Company also made other conforming changes to the Statement of Cash Flows for the six months ended December 26, 2010.  These revisions had no effect on previously reported Statements of Operations or Stockholders' Equity and were not material to the Company's financial statements taken as a whole.
2. Summary of Significant Accounting Principles
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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Under software revenue recognition accounting standards, the Company continues to recognize revenue for software using the residual method for its sale of standalone software products, including software upgrades, and for the sale of software that is not essential to the functionality of the hardware with which it is sold. After allocation of the relative selling price to each element of the arrangement, the Company recognizes revenue in accordance with the Company's policies for product, software, and service revenue recognition.
Available-for-Sale Securities
The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
January 1, 2012
Money market funds	$29,766	$29,766	$—	$—
U.S. corporate debt securities	89,658	89,545	141	(255)
U.S. government agency securities	7,488	7,476	1	(13)
	$126,912	$126,787	$142	$(268)
Classified as:
Cash equivalents	$29,766	$29,766	$—	$—
Short-term investments	34,207	34,250	51	(9)
Marketable securities	62,939	62,771	91	(259)
	$126,912	$126,787	$142	$(268)

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
July 3, 2011
Money market funds	$30,405	$30,405	$—	$—
U.S. corporate debt securities	89,004	89,249	287	(43)
U.S. government agency securities	7,746	7,756	13	(3)
	$127,155	$127,410	$300	$(46)
Classified as:
Cash equivalents	$30,405	$30,405	$—	$—
Short-term investments	41,245	41,357	114	(1)
Marketable securities	55,505	55,648	186	(45)
	$127,155	$127,410	$300	$(46)
The amortized cost and estimated fair value of available-for-sale investments in debt securities at January 1, 2012, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$34,207	$34,250
Due in 1-2 years	43,643	43,585
Due in 2-5 years	19,296	19,186
Due in more than 5 years	—	—
Total investments in available for sale debt securities	$97,146	$97,021
The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Investments with maturities of greater than three months, but less than one year at the balance sheet date are

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

classified as Short Term Investments. Investments with maturities of greater than one year at balance sheet date are classified as Marketable Securities. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, the Company diversifies its investments by limiting its holdings with any individual issuer.
Investments include available-for-sale investment-grade debt securities that the Company carries at fair value. The Company accumulates unrealized gains and losses on the Company’s available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of its balance sheets. Such an unrealized gain or loss does not reduce net income for the applicable accounting period. If the fair value of an available-for-sale debt instrument is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) the Company intends to sell the instrument, (2) it is more likely than not that the Company will be required to sell the instrument before recovery of its amortized cost basis, or (3) the Company does not expect to recover the entire amortized cost basis of the instrument (that is, a credit loss exists). If the Company intends to sell or it is more likely than not that the Company will be required to sell the available-for-sale debt instrument before recovery of its amortized cost basis, the Company recognizes an other-than-temporary impairment in earnings equal to the entire difference between the debt instruments’ amortized cost basis and its fair value. For available-for-sale debt instruments that are considered other-than-temporarily impaired due to the existence of a credit loss, if the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the instrument before recovery of its remaining amortized cost basis (amortized cost basis less any current-period credit loss), the Company separates the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the debt instrument’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the debt instrument’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income. As of January 1, 2012 and July 3, 2011, the Company did not have other-than-temporary impairment on its investment securities.
The following table presents the Company’s investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
January 1, 2012:
U.S. corporate debt securities	$39,391	$(249)	$7,184	$(6)	$46,575	$(255)
U.S. government agency securities	$4,972	$(13)	$—	$—	$4,972	$(13)
	$44,363	$(262)	$7,184	$(6)	$51,547	$(268)
The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income into earnings using the specific identification method. During the three and six months ended January 1, 2012, realized gains or losses recognized on the sale of investments were not significant. As of January 1, 2012, there were twenty-seven out of fifty-one investment securities that had unrealized losses. The unrealized gains / (losses) on the Company’s investments were caused by interest rate fluctuations. Substantially all of the Company’s available-for-sale investments are investment grade government and corporate debt securities that have maturities of less than 3 years.
Fair Value of Financial Instruments

The Company recognizes certain financial instruments at fair value on a recurring basis. The following table presents the Company’s fair value hierarchy for those instruments:

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

January 1, 2012:	Level 1	Level 2	Total
		(In thousands)
Assets
Investments:
Federal agency notes	$—	$7,476	$7,476
Money market funds	29,766	—	29,766
Corporate notes/bonds	—	89,545	89,545
Total	29,766	97,021	126,787
Liabilities
Foreign currency forward contracts	—	42	42
Total	$—	$42	$42

July 3, 2011:	Level 1	Level 2	Total
		(In thousands)
Assets
Investments:
Federal agency notes	$—	$7,756	$7,756
Money market funds	30,405	—	30,405
Corporate notes/bonds	—	89,248	89,248
Total	30,405	97,004	127,409
Liabilities
Foreign currency forward contracts	—	37	37
Total	$—	$37	$37
Level 2 investment valuations are based on inputs such as quoted market prices, dealer quotations or valuations provided by alternative pricing sources supported by observable inputs. These generally include U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations. As of January 1, 2012 and July 3, 2011, the Company had no assets or liabilities classified within Level 3.
Inventory, Net
Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company reduces the carrying value of inventory based on excess and obsolete inventories which are primarily determined by age of inventory and future demand forecasts. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Any written down or obsolete inventory subsequently sold has not had a material impact on gross profit for any of the periods disclosed. Inventories at January 1, 2012 and July 3, 2011, respectively, were (in thousands):

	January 1, 2012	July 3, 2011
Inventory, gross	$22,503	$26,487
Less: Write down for excess and obsolete inventory	1,111	4,904
Inventory, net	$21,392	$21,583
Long-lived assets
Long-lived assets include property and equipment, intangible assets, and service inventory which the Company holds to support customers who have purchased service contracts with a hardware replacement element.   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of the long-lived assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

over the fair value of those assets. There was no impairment of long-lived assets during the three and six months ended January 1, 2012 and December 26, 2010.
On September 23, 2010, the Company entered into an Option Agreement with Trumark Companies LLC (“Trumark”), under which the Company granted Trumark an option (the “Option”) to purchase half of its corporate headquarters campus in Santa Clara, California (First Property), at a price of $24.0 million. The Option expires on December 18, 2012, provided that Trumark continues to make the required Option payments. As of January 1, 2012, the Company had received $1.0 million of Option payments from Trumark, which were classified as a deferred gain and included in other current liabilities on the condensed consolidated balance sheet.  If Trumark exercises the Option, the closing on this transaction will occur within thirty days after the exercise date. As of January 1, 2012, the assets associated with the proposed transaction were classified as “assets held for sale” on the condensed consolidated balance at a net book value of $17.1 million, which was the lesser of the fair value (less cost to sell) or carrying amount of the assets. In addition, as of January 1, 2012, the Company ceased recognizing depreciation expense on the assets held for sale.

Intangible assets
The following tables summarize the components of gross and net intangible asset balances (in thousands):

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
January 1, 2012:
Patents	7.6 years	$1,800	$528	$1,272
License Agreements	6.8 years	8,443	5,630	2,813
Other Intangibles	0.7 years	324	230	94
		$10,567	$6,388	$4,179

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
July 3, 2011:
Patents	7.7 years	$1,800	$387	$1,413
License Agreements	6.5 years	8,140	4,788	3,352
Other Intangibles	1.2 years	324	183	141
		$10,264	$5,358	$4,906
Amortization expense was $0.5 million and $0.5 million for the three months ended January 1, 2012 and December 26, 2010, respectively. Amortization expense was $1.0 million and $1.0 million for the six months ended January 1, 2012 and December 26, 2010, respectively. Amortization expense expected to be recorded for each of the next five years is as follows (in thousands):

For the fiscal year ending:
Remaining in fiscal 2012	$703
2013	1,183
2014	552
2015	255
2016	214
Thereafter	1,272
Total	$4,179
Deferred Revenue, Net
Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

and training), and (ii) deferred product revenue net of the related cost of revenues when the revenue recognition criteria have not been met. Product revenue includes shipments to end-users and value-add resellers. The following table summarizes deferred revenue, net at January 1, 2012 and July 3, 2011, respectively (in thousands):

	January 1, 2012	July 3, 2011
Deferred services	$37,669	$36,025
Deferred product
Deferred revenue	1,706	1,984
Deferred cost of sales	(504)	(1,036)
Deferred product revenue, net	1,202	948
Balance at end of period	38,871	36,973
Less: current portion	31,308	29,613
Non-current deferred revenue, net	$7,563	$7,360
The Company offers renewable support arrangements, including extended warranty contracts, to its customers that range generally from one to two years. Deferred support revenue is included within deferred revenue, net within the deferred services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Balance beginning of period	$35,730	$35,417	$35,802	$36,193
New support arrangements	15,960	18,237	30,560	31,730
Recognition of support revenue	(14,274)	(14,782)	(28,946)	(29,051)
Balance end of period	37,416	38,872	37,416	38,872
Less current portion	29,853	31,727	29,853	31,727
Non-current deferred revenue	$7,563	$7,145	$7,563	$7,145
Deferred Distributors Revenue, Net of Deferred Cost of Sales to Distributors

At the time of shipment to distributors, the Company records a trade receivable at the contractual discount to list selling price since there is a legally enforceable obligation from the distributor to pay it currently for product delivered, the Company relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor, and the Company records deferred revenue and deferred cost of sales in “Deferred distributors revenue, net of deferred cost of sales to distributors” in the liability section of its consolidated balance sheets. The following table summarizes deferred distributors revenue, net of deferred cost of sales to distributors at January 1, 2012 and July 3, 2011, respectively (in thousands):

	January 1, 2012	July 3, 2011
Deferred revenue	$19,156	$22,454
Deferred cost of sales	(4,665)	(5,902)
Total deferred distributors revenue, net of deferred cost of sales to distributors	$14,491	$16,552
Guarantees and Product Warranties

The Company's standard hardware warranty period is typically 12 months from the date of shipment to end-users. For certain access products, the Company offers a lifetime hardware warranty commencing on the date of shipment from the Company and ending five years following the Company's announcement of the end of sale of such product. The following table summarizes the activity related to the Company’s product warranty liability during the three and six months ended January 1, 2012 and December 26, 2010, respectively (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Balance beginning of period	$2,702	$2,794	$2,640	$3,169
New warranties issued	1,589	1,653	3,237	2,944
Warranty expenditures	(1,640)	(1,636)	(3,226)	(3,302)
Balance end of period	$2,651	$2,811	$2,651	$2,811
In the normal course of business to facilitate sales of the Company's products, the Company indemnifies the Company's resellers and end-user customers with respect to certain matters. The Company has agreed to hold the customer harmless against losses arising from a breach of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company's operating results or financial position.
Other Accrued Liabilities
The following are the components of other accrued liabilities (in thousands):

	January 1, 2012	July 3, 2011
Accrued income taxes	$701	$897
Accrued general and administrative costs	2,001	5,373
Accrued research and development costs	1,601	1,734
Accrued in-transit inventory and freight	1,250	2,777
Accrued marketing development funds	2,459	2,492
Deferred gain on assets held for sale	1,002	—
Other accrued liabilities	3,262	5,777
Total	$12,276	$19,050

3. Share-Based Compensation
Share-based compensation recognized in the condensed consolidated financial statements by line item caption is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Cost of product revenue	$135	$41	$291	$233
Cost of service revenue	30	6	144	150
Sales and marketing	323	388	819	960
Research and development	280	(119)	752	492
General and administrative	513	60	1,170	650
Total share-based compensation expense	$1,281	$376	$3,176	$2,485
During the three and six months ended January 1, 2012 and December 26, 2010, the Company did not capitalize any stock-based compensation expense in inventory, as the amounts were immaterial.
The weighted-average grant-date per share fair value of options granted during the three months ended January 1, 2012 and December 26, 2010 were $1.54 and $1.39, respectively. The weighted-average estimated per share fair value of shares purchased under the Company’s 1999 Employee Stock Purchase Plan (“ESPP”) during the three months ended January 1, 2012

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

and December 26, 2010 were $1.03 and $0.96, respectively.
The weighted-average grant-date per share fair value of options granted during the six months ended January 1, 2012 and December 26, 2010 were $1.66 and $1.39, respectively. The weighted-average estimated per share fair value of shares purchased under the Company’s 1999 Employee Stock Purchase Plan (“ESPP”) during the six months ended January 1, 2012 and December 26, 2010 were $0.99 and $0.94, respectively.
The following table summarizes the activity for stock options for the six months ended January 1, 2012:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000’s)
Options outstanding at July 3, 2011	9,132	$4.01
Granted	2,233	$3.28
Exercised	(229)	$2.08		$253
Canceled	(1,342)	$5.48
Options outstanding at January 1, 2012	9,794	$3.69
Exercisable at January 1, 2012	5,666	$4.01	$4.81	$852
Vested and expected to vest at January 1, 2012	9,330	$3.71	$5.40	$1,019

The following table summarizes the activity for restricted stock units ("RSUs") for the six months ended January 1, 2012:

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value	Aggregate Fair Market Value ($ 000's)
Unvested at July 3, 2011	1,870	$2.79
Granted	494	$3.00
Vested	(558)	$2.89	$1,616
Canceled	(196)	$3.11
Unvested at January 1, 2012	1,610	$2.78
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

	Stock Option Plan		Employee Stock Purchase Plan		Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Expected life	5 yrs	4 yrs	0.25 yrs	0.24 yrs	5 yrs	4 yrs	0.25 yrs	0.24 yrs
Risk-free interest rate	1.00%	1.27%	0.04%	0.18%	1.09%	1.27%	0.04%	0.17%
Volatility	61%	59%	79%	54%	59%	59%	70%	57%
Dividend yield	—%	—%	—%	—%	—%	—%	—%	—%
The Company is required to estimate the expected forfeiture rate and only recognize expense on a straight-line method for those shares expected to vest.

4. Commitments, Contingencies and Leases
Purchase Commitments

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. The arrangements allow them to procure long lead-time component inventory on the Company’s behalf based upon a rolling production forecast provided by it. The Company is obligated to the purchase of long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of January 1, 2012, the Company had non-cancelable commitments to purchase approximately $32.0 million of such inventory.
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
In accordance with applicable accounting guidance, the Company records accruals for certain of its outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company evaluates, at least on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. When a loss contingency is not both probable and reasonably estimable, the Company does not record a loss accrual.  However, if the loss (or an additional loss in excess of any prior accrual) is at least a reasonable possibility and material, then the Company would disclose an estimate of the possible loss or range of loss, if such estimate can be made, or disclose that an estimate cannot be made. The assessment whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, involves a series of complex judgments about future events. Even if a loss is reasonably possible, the Company may not be able to estimate a range of possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the ultimate resolution of such matters, including the amount of any possible loss, fine or penalty.  Accordingly, for current proceedings, the Company is currently unable to estimate any reasonably possible loss or range of possible loss.  However, an adverse resolution of one or more of such matters could have a material adverse effect on the Company's results of operations in a particular quarter or fiscal year.
Intellectual Property Litigation
On April 20, 2007, the Company filed suit against Enterasys Networks in the United States District Court for the Western District of Wisconsin, Civil Action No. 07-C-0229-C. The complaint alleged willful infringement of U.S. Patents Nos. 6,104,700, 6,678,248, and 6,859,438, and sought injunctive relief against Enterasys' continuing sale of infringing goods and monetary damages. Enterasys responded to the complaint on May 30, 2007, and also filed counterclaims alleging infringement of three U.S. patents owned by Enterasys. On April 9, 2008, the Court dismissed Enterasys' counterclaims on one of its patents with prejudice. On May 5, 2008, the Court granted the Company's motion for summary judgment, finding that it does not infringe Enterasys' two remaining patents and dismissing all of Enterasys' remaining counterclaims with prejudice. On May 30, 2008, a jury found that Enterasys infringed all three of the Company's patents and awarded it damages in the amount of $0.2 million. The Court also ruled in the Company's favor on Enterasys' challenge to the validity of the Company's patents. On October 29, 2008, the Court denied Enterasys' post-trial motion for judgment as a matter of law, and granted Extreme Network's motion for a permanent injunction against Enterasys. The injunction order permanently enjoins Enterasys from manufacturing, using, offering to sell, selling in the U.S. and importing into the U.S. the Enterasys products accused of infringing Extreme Network's three patents. On March 16, 2009, the Court also denied Enterasys' motion for a new trial, but granted Enterasys' motion for a stay of the injunction pending appeal. On April 17, 2009, Enterasys filed its notice of appeal and on May 1, 2009, the Company filed its cross appeal. On September 30, 2010, the U.S. Court of Appeals for the Federal Circuit upheld the jury verdict of infringement by Enterasys of the Company's patents and the Districts Court's summary judgment of non-infringement by the Company of Enterasys' '727 patent. The Federal Circuit reversed the judgment of non-infringement by the Company of Enterasys '181 patent, holding that the District Court Judge applied an incorrect claim construction and reversed the District Court's denial of the Company's request for attorneys' fees as premature.  On November 4, 2011, a jury returned a verdict of non-infringement by the Company of the '181 patent and found the patent to be valid. Post trial motions are pending. The Company intends to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, it cannot predict the ultimate outcome of the matter at this time.
On June 21, 2005, Enterasys filed suit against Extreme and Foundry Networks, Inc. (“Foundry”) in the United States

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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
On October 31, 2011, Chrimar Systems, Inc. dba CMS Technologies, and Chrimar Holding Company filed suit against the Company, Cisco Systems, Inc., Cisco Consumer Products LLC. Cisco-Linksys LLC, Hewlett-Packard Company, 3Com Corporation and Avaya, Inc. in the United States District Court for the District of Delaware, Civil Action No. 11-1050 ("the Delaware action").  The complaint alleges infringement of U.S. Patent No. 7,457,250.   The Delaware action has been stayed pursuant to 28 USC Section 1659(a) pending final determination of the International Trade Commission action described below, based on the fact that the allegations in both cases relate to the same patent.  The Company intends to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, it cannot predict the ultimate outcome of the matter at this time.
On November 1, 2011, Chrimar filed a complaint with the International Trade Commission, pursuant to Section 337 of the Tariff Act of 1930, as amended, alleging that the Company imports into the United States, sells for importation and/or sells within the United States after importation of products and/or systems infringing U.S. Patent No. 7,457,250 patent, the same patent asserted in the Delaware action.  On December 2, 2011, the International Trade Commission instituted an investigation of these allegations ("the ITC action").  The complaint in the ITC action seeks a permanent order excluding from entry into the United States all infringing articles that are manufactured, imported or sold by the Company that infringe U.S. Patent No. 7,457,250.  A hearing has been set at the International Trade Commission on August 27-31, 2012.The Company intends to defend the ITC action vigorously, but, due to the inherent uncertainties of litigation, it cannot predict the ultimate outcome of the matter at this time.
Other Legal Matters
Beginning on July 6, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Extreme Networks, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-6143 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The operative amended complaint names us as defendants; six of the Company's present and former officers and/or directors, including its former CEO; and several investment banking firms that served as underwriters of its initial public offering and October 1999 secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. The parties to the lawsuits have reached a settlement, which was approved by the Court on October 6, 2009. Extreme Networks is not required to make any cash payments in the settlement. The Court subsequently entered a final judgment of dismissal. Certain objectors appealed the judgment. Subsequently, the District Court ruled that all objectors lacked standing to appeal. One of the objectors appealed that ruling. In January 2012, the Court dismissed the pending appeal and the case has concluded. The Company has no financial liability associated with the settlement.
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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Company and the named individuals could have a material adverse effect on its consolidated financial position, results of operations and cash flows in the future. Recovery of such costs under its directors and officers insurance coverage is uncertain.

5. Comprehensive Income and Accumulated Other Comprehensive Income
Comprehensive Income
Comprehensive income was as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Net income	$4,107	$8,929	$5,689	$11,641
Other comprehensive income:
Change in unrealized gain (loss) on investments:	63	(356)	(380)	5
Foreign currency translation adjustments
Beginning balance	2,588	2,214	3,449	954
Ending balance	1,760	2,305	1,760	2,305
Foreign currency translation adjustments change	(828)	91	(1,689)	1,351
Total comprehensive income	$3,342	$8,664	$3,620	$12,997

6. Income Taxes
The Company recorded an income tax provision of $0.2 million and $0.6 million for the three months ended January 1, 2012 and December 26, 2010, respectively.  The Company recorded an income tax provision of $0.7 million and $0.4 million for the six months ended January 1, 2012 and December 26, 2010, respectively. The income tax provision for the three months ended January 1, 2012 consisted primarily of taxes on foreign income and U.S. state income taxes, partially offset by a benefit for the release of an unrecognized tax benefit due to the expiration of the statute of limitations. The income tax provision for the three months ended December 26, 2010 consisted primarily of taxes on foreign income and U.S. state income taxes. The income tax provision for the six months ended January 1, 2012 consisted primarily of taxes on foreign income and U.S. state income taxes, partially offset by a benefit for the release of an unrecognized tax benefit due to the expiration of the statute of limitations. The income tax provision for the six months ended December 26, 2010 consisted primarily of taxes on foreign income and U.S. state income taxes, partially offset by a reversal of previously recorded deferred tax liabilities. The income tax provisions for both fiscal years were calculated based on the results of operations for the three and six month periods ended January 1, 2012 and December 26, 2010, and may not reflect the annual effective rate.
The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Significant management judgment is required in determining the Company's deferred tax assets and liabilities and any valuation allowance recorded against the Company's net deferred tax assets. The Company makes an assessment of the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not believed to be likely, a valuation allowance is established.
The Company has a full valuation allowance against its U.S. net deferred tax assets. The valuation allowance was calculated by assessing both negative and positive evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three year period was given more weight than the Company's expectations of future profitability, which are inherently uncertain.  The Company's U.S. losses during those periods represented sufficient negative evidence to require a full valuation allowance against its U.S. federal and state net deferred tax assets.  The valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of the Company's U.S. deferred tax assets.
The Company had unrecognized tax benefits of approximately $25.7 million as of January 1, 2012. The future impact of the unrecognized tax benefit of $25.7 million, if recognized, is as follows: approximately $0.8 million would affect the effective tax rate, and approximately $24.9 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance.  It is reasonably possible that the amount of unrealized tax benefits could decrease by approximately $0.3 million during the next twelve months due to the expiration of the statute of limitations in certain foreign

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

jurisdictions.
Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Condensed Consolidated Statement of Operations and were immaterial for both the three and six month periods ended January 1, 2012. Accrued interest and penalties were approximately $0.2 million and $0.2 million as of January 1, 2012 and December 26, 2010, respectively.
In general, the Company's U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 1998 and beyond. State income tax returns are subject to examination for fiscal years 2001 and beyond.
7. Net Income Per Share
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period and excludes any dilutive effects of options and stock awards. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the dilutive effect of options, stock awards and ESPP.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Net income	$4,107	$8,929	$5,689	$11,641
Weighted-average shares used in per share calculation – basic	93,247	90,878	92,978	90,592
Incremental shares using the treasury stock method:
Stock options	282	361	299	316
Unvested restricted awards	471	35	645	34
Employee Stock Purchase Plan	118	—	134	—
Weighted-average share used in per share calculation – diluted	$94,118	$91,274	$94,056	$90,942
Net income per share – basic	$0.04	$0.10	$0.06	$0.13
Net income per share – diluted	$0.04	$0.10	$0.06	$0.13

Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan. Weighted stock options outstanding with an exercise price higher than the Company's average stock price for the periods presented are excluded from the calculation of diluted net income per share since the effect of including them would have been anti-dilutive due to the net income position of the Company during the periods presented. For the three and six months ended January 1, 2012, the Company excluded 8.8 million and 8.7 million outstanding weighted average stock options, respectively, from the calculation of diluted earnings per common share.  The Company excluded 7.3 million outstanding weighted average stock options from the calculation of diluted earnings per common share in both the three and six months ended December 26, 2010.

8. Restructuring Liabilities
In fiscal 2011, the Company implemented restructuring plans, involving among other things, a reduction of its worldwide workforce. The associated restructuring costs consisted of cash severance and termination benefits. Termination benefits include outplacement services, health insurance coverage, and legal costs. During the three and six months ended January 1, 2012, the Company recognized additional restructuring charges of approximately $0.6 million and $1.6 million, respectively, consisting of cash severance. The Company did not have restructuring charges during the three and six months ended December 26, 2010.
Activity with respect to restructuring liabilities in the three and six months ended January 1, 2012 is as follows (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three Months Ended	Six Months Ended
	January 1, 2012	January 1, 2012
Balance at beginning of period	$1,753	$3,183
Period charges	637	1,628
Period reversals	(200)	(236)
Period payments	(1,480)	(3,865)
Balance at end of period	$710	$710

9. Foreign Exchange Forward Contracts
The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The Company records all derivatives on the balance sheet as Other Assets, net at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona, the Indian Rupee and the British Pound. These derivatives do not qualify as hedges. At January 1, 2012, these forward foreign currency contracts had a notional principal amount of $16.4 million and an immaterial unrealized loss on foreign exchange contracts. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses were a $0.1 million loss for the three months ended January 1, 2012, and a $0.1 million gain for the three months ended December 26, 2010. Foreign currency transaction gains and losses were an immaterial loss for the six months ended January 1, 2012, and a $0.2 million loss for the six months ended December 26, 2010.

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
Information regarding geographic areas is as follows (in thousands):

	Three Months Ended				Six Months Ended
	January 1, 2012	December 26, 2010	$ Change	% Change	January 1, 2012	December 26, 2010	$ Change	% Change
Net Revenues:
Americas	$36,801	$30,842	$5,959	19.3%	$70,246	$62,908	$7,338	11.7%
Percentage of net revenue	44.4%	36.2%			43.4%	37.2%
EMEA	32,428	37,191	(4,763)	(12.8)%	63,314	71,079	(7,765)	(10.9)%
Percentage of net revenue	39.2%	43.7%			39.2%	42.1%
APAC	13,583	17,098	(3,515)	(20.6)%	28,146	34,981	(6,835)	(19.5)%
Percentage of net revenue	16.4%	20.1%			17.4%	20.7%
Total net revenues	$82,812	$85,131	$(2,319)	(2.7)%	$161,706	$168,968	$(7,262)	(4.3)%
The level of sales to any one customer may vary from period to period; however, the Company expects that significant

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

customer concentration will continue for the foreseeable future. One customer accounted for 12.3% of the Company's revenue in the second quarter of fiscal 2012. Three customers accounted for 13.4%, 12.5%, and 10.0% of the Company's revenue in the second quarter of fiscal 2011.
Two customers accounted for 11.4% and 12.1% of the Company's revenue in the first six months of fiscal 2012. Three customers accounted for 13.6%, 11.5%, and 11.2% of the Company's revenue in the first six months of fiscal 2011.
Substantially all of the Company’s assets as of January 1, 2012 and December 26, 2010 were attributable to its Americas operations.

11. Subsequent Events
On January 18, 2012, the Company received an additional option payment of $0.5 million from Trumark in connection with the proposed sale of the First Property (see Note 2, “Long-Lived Assets”), bringing the total option payments received from Trumark to $1.5 million.
On January 25, 2012, Company entered into new agreement with Trumark, under which it granted Trumark an option to purchase the remaining portion of the Company's corporate campus (Second Property).  Under the new agreement, Trumark will have until December 28, 2012 to exercise the option to purchase the Second Property for a total purchase price of $24.5 million, and in the meantime, Trumark will make certain payments to the Company in order to keep the option in effect. If Trumark exercises the option, the closing on the Second Property transaction will occur within thirty days after such exercise.  However, Trumark has the right to extend the closing by up to six months to meet certain city regulatory requirements. The assets associated with the Second Property transaction were considered to be assets held for use and were included in property and equipment, net on the condensed consolidated balance sheet as of January 1, 2012.

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
We believe that continued success in our marketplace is dependent upon a variety of factors that includes, but is not limited to, our ability to design, develop and distribute new and enhanced products employing leading-edge technology. During the first quarter of fiscal 2012, we began shipping our new Summit X670, our next-generation data center top-of-rack switch. During the second quarter of fiscal 2012,  we delivered our BlackDiamond BD-X data center core switch as well as the E4G Cell Site router to initial beta customers; delivered the latest version of our ExtremeXOS operating system, version 12.7, and the latest version of the Ridgeline network and service management platform.

Results of Operations
During the second quarter of fiscal 2012, we achieved the following results:

•	Net revenues of $82.8 million compared to net revenues of $85.1 million in the second quarter of fiscal 2011.

•	Total gross margin of 56% of net revenues compared to 56% in the second quarter of fiscal 2011.

•	Operating income of $4.1 million compared to operating income of $9.1 million in the second quarter of fiscal 2011.

•	Net income of $4.1 million compared to net income of $8.9 million in the second quarter of fiscal 2011.

During the six months ended January 1, 2012, we experienced the following results:

•	Net revenues of $161.7 million compared to net revenues of $169.0 million in the first six months of fiscal 2011.

•	Total gross margin of 56% of net revenues compared to 56% in the first six months of fiscal 2011.

•	Operating income of $5.8 million compared to operating income of $11.6 million in the first six months of fiscal 2011.

•	Net income of $5.7 million compared to net income of $11.6 million in the first six months of fiscal 2011.

•
Cash provided by operating activities of $4.0 million for the six months ending January 1, 2012 compared to cash provided by operating activities of $9.6 million for the six months ending December 26, 2010.

•
Cash and cash equivalents, short-term investments and marketable securities decreased by $0.6 million in the six months ended January 1, 2012 to $146.4 million from $147.0 million as of July 3, 2011, primarily as a result of cash used in operating activities.

We operate in three regions: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Middle East, and Africa; and APAC which includes Asia Pacific, South Asia and Japan. Prior to the first quarter of fiscal 2012, South America was included as part of EMEA. Revenue by geographical area (as presented in the table below) for the three and six months ended December 26, 2010 has been adjusted to reflect this change. The following table presents the total net revenue geographically for the three and six months ended January 1, 2012 and December 26, 2010 (in thousands):

	Three Months Ended				Six Months Ended
	January 1, 2012	December 26, 2010	$ Change	% Change	January 1, 2012	December 26, 2010	$ Change	% Change
Net Revenues:
Americas	$36,801	$30,842	$5,959	19.3%	$70,246	$62,908	$7,338	11.7%
Percentage of net revenue	44.4%	36.2%			43.4%	37.2%
EMEA	32,428	37,191	(4,763)	(12.8)%	63,314	71,079	(7,765)	(10.9)%
Percentage of net revenue	39.2%	43.7%			39.2%	42.1%
APAC	13,583	17,098	(3,515)	(20.6)%	28,146	34,981	(6,835)	(19.5)%
Percentage of net revenue	16.4%	20.1%			17.4%	20.7%
Total net revenues	$82,812	$85,131	$(2,319)	(2.7)%	$161,706	$168,968	$(7,262)	(4.3)%
Net Revenues
The following table presents net product and service revenues for the three and six months ended January 1, 2012 and December 26, 2010, respectively (dollars in thousands):

	Three Months Ended				Six Months Ended
	January 1, 2012	December 26, 2010	$ Change	% Change	January 1, 2012	December 26, 2010	$ Change	% Change
Net Revenue:
Product	$68,094	$70,334	$(2,240)	(3.2)%	$131,307	$139,547	$(8,240)	(5.9)%
Percentage of net revenue	82.2%	82.6%			81.2%	82.6%
Service	14,718	14,797	(79)	(0.5)%	30,399	29,421	978	3.3%
Percentage of net revenue	17.8%	17.4%			18.8%	17.4%
Total net revenue	$82,812	$85,131	$(2,319)	(2.7)%	$161,706	$168,968	$(7,262)	(4.3)%
Product revenue decreased by $2.2 million, or 3% in the three months ended January 1, 2012, and decreased by $8.2 million or 6% in the six months ended January 1, 2012, compared to the corresponding periods of fiscal 2011. The decrease in product revenue was primarily caused by lower volume, particularly in the EMEA and APAC regions. In the first half of fiscal 2011, product revenue in these geographic regions included significant sales to certain large enterprise customers. We did not experience the same level of sales to this EMEA and APAC customer base in the first two quarters of fiscal 2012, partly due to the inherent long sales cycle and the sporadic timing of sales to these customers, as well as the impact of the challenging macroeconomic environment in Europe. The decline in product sales volume in EMEA and APAC was partially offset by continuing product sales growth in the Americas region.
Service revenue was flat in the three months ended January 1, 2012, and increased by $1.0 million or 3% in the six months ended January 1, 2012, compared to the corresponding periods of fiscal 2011. The increase in service revenue in the first half of fiscal 2012 was primarily due to our continuing stable levels of service contract renewals on our increasing installed base, resulting in higher service revenue from the amortization of contracts initiated in the first six months of fiscal 2012 and in the prior fiscal year.
Cost of Revenues and Gross Profit
The following table presents the gross profit on product and service revenues and the gross profit percentage of product and service revenues for the three and six months ended January 1, 2012 and December 26, 2010 (in thousands):

	Three Months Ended				Six Months Ended
	January 1, 2012	December 26, 2010	$ Change	% Change	January 1, 2012	December 26, 2010	$ Change	% Change
Gross profit:
Product	$37,273	$39,441	$(2,168)	(5.5)%	$71,008	$77,824	$(6,816)	(8.8)%
Percentage of product revenue	54.7%	56.1%			54.1%	55.8%
Service	8,995	8,540	455	5.3%	18,796	16,993	1,803	10.6%
Percentage of service revenue	61.1%	57.7%			61.8%	57.8%
Total gross profit	$46,268	$47,981	$(1,713)	(3.6)%	$89,804	$94,817	$(5,013)	(5.3)%
% of Total Revenue	55.9%	56.4%			55.2%	56.1%
Cost of product revenue includes costs of raw materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans, and document control. We outsource substantially all of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, document control and distribution. Accordingly, a significant portion of our cost of product revenue consists of payments to our primary contract manufacturer, Alpha Networks, located in Hsinchu, Taiwan and Dongguan, China. In addition, we source our wireless product line from Motorola and resell most of the products under the Extreme Networks, Inc. brand.
Product gross profit decreased by $2.2 million and product gross margin decreased to 55% from 56% in the three months ended January 1, 2012 compared to the corresponding period of fiscal 2011. In the six months ended January 1, 2012, product gross profit decreased by $6.8 million and product gross margin decreased to 54% from 56%, compared to the corresponding period of fiscal 2011. The decreases in product gross profit and gross margin were primarily due to the decrease in product revenue in the three and six months ended January 1, 2012 compared to the same periods in fiscal 2011, unfavorable profit impact from product mix shifts, and to a lesser degree, increased sales discounts.
Cost of service revenue consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross profit increased by $0.5 million and $1.8 million in the three and six months ended January 1, 2012, respectively. The increase in gross profit in the second quarter of fiscal 2012 was primarily due to favorable impact from lower labor and service product costs. The increase in gross profit in the six months ended January 1, 2012 was primarily attributable to the increase in service revenue, combined with lower labor and service inventory costs.
Service gross margin improved to 61% from 58% in the three months ended January 1, 2012, and improved to 62% from 58% in the six months ended January 1, 2012, compared to the corresponding periods of fiscal 2011. The improvement in service gross margin was primarily due to a reduction in labor costs resulting from headcount reduction and other cost-reduction measures, as well as lower costs of service inventory resulting from product mix shifts.
Operating Expenses
The following table presents operating expenses and operating income (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	January 1, 2012	December 26, 2010	$ Change	% Change	January 1, 2012	December 26, 2010	$ Change	% Change
Sales and marketing	$22,734	$25,087	$(2,353)	(9.4)%	$44,855	$49,993	$(5,138)	(10.3)%
Research and development	11,082	12,028	(946)	(7.9)%	23,490	24,889	(1,399)	(5.6)%
General and administrative	7,954	5,963	1,991	33.4%	14,224	12,548	1,676	13.4%
Restructuring, net	437	—	437	100.0%	1,392	—	1,392	100.0%
Litigation settlement	—	(4,200)	4,200	(100.0)%	—	(4,200)	4,200	(100.0)%
Total operating expenses	$42,207	$38,878	$3,329	8.6%	$83,961	$83,230	$731	0.9%
Operating income	$4,061	$9,103	$(5,042)	(55.4)%	$5,843	$11,587	$(5,744)	(49.6)%
The following table highlights our operating expenses and operating income as a percentage of net revenues:

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Sales and marketing	27.5%	29.5%	27.7%	29.6%
Research and development	13.4%	14.1%	14.5%	14.7%
General and administrative	9.6%	7.0%	8.8%	7.4%
Restructuring, net	0.5%	—%	0.9%	—%
Litigation settlement	—%	(4.9)%	—%	(2.5)%
Total operating expenses	51.0%	45.7%	51.9%	49.3%
Operating income	4.9%	10.7%	3.6%	6.9%
Sales and Marketing Expenses
Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses in the three months ended January 1, 2012 decreased by $2.4 million, or 9%, compared to the corresponding period of fiscal 2011. The decrease in sales and marketing expenses was primarily due to a decrease of $1.3 million in employee-related expenses. Other significant decreases in sales and marketing expenses in the second quarter of fiscal 2012 included a decrease of $0.4 million in both commission expense and professional fees, and a decrease of $0.3 million in both travel and IT expenses.
Sales and marketing expenses for the six months ended January 1, 2012 decreased by $5.1 million, or 10%, compared to the corresponding period of fiscal 2011. The decrease in sales and marketing expenses was primarily due to a decrease of $2.4 million in employee-related expenses resulting from headcount reduction and a decrease of $0.9 million in commission expense due to the combined impact of headcount reduction and lower revenue in the first six months of fiscal 2012 compared to the same period in fiscal 2011. Other decreases in sales and marketing expenses in the six months ended January 1, 2012, primarily reflected the effects of cost-cutting measures, including a decrease of $0.7 million in both professional services and supplies expenses, and a decrease of $0.6 million in travel expenses.
Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products. Research and development expenses for the three months ended January 1, 2012 decreased by $0.9 million, or 8%, compared to the corresponding period of fiscal 2011. The decrease in research and development expenses was primarily due to a decrease of $1.7 million in employee-related costs, partially offset by an increase of $0.7 million in engineering project expenses.
Research and development expenses for the six months ended January 1, 2012 decreased by $1.4 million, or 6%, compared to the corresponding period of fiscal 2011. The decrease in research and development expenses was primarily due to a decrease of $2.6 million in employee-related and contract labor costs resulting from headcount reduction, and a decrease of $0.6 million in supplies and equipment costs, partially offset by an increase of $1.5 million in engineering project expenses.
General and Administrative Expenses

General and administrative expenses for the three months ended January 1, 2012 increased by $2.0 million, or 33%, compared to the corresponding period of fiscal 2011. The increase in general and administrative expenses was primarily due to an increase of $1.8 million in legal expenses, largely attributable to expenses incurred in connection with the trial of a lawsuit during the second quarter and costs associated with a new lawsuit.
General and administrative expenses for the six months ended January 1, 2012 increased by $1.7 million, or 13%, compared to the corresponding period of fiscal 2011. The increase in general and administrative expenses was primarily due to increases of $1.9 million in legal expenses and $0.7 million in accounting-related services, partially offset by a net decrease of $1.3 million in employee-related expenses resulting from headcount reduction.
Restructuring, Net
In fiscal 2011, we implemented restructuring plans, involving among other things, a reduction of our worldwide workforce. The associated restructuring costs primarily consisted of cash severance, termination benefits and asset impairments. During the three and six months ended January 1, 2012, we recognized additional restructuring charges of approximately $0.6 million and $1.6 million, respectively, primarily consisting of cash severance. As of January 1, 2012, we had $0.7 million of restructuring liabilities remaining, which we anticipate paying by the end of fiscal 2012.
Interest Income
The change in interest income in the three and six months ended January 1, 2012, compared to the corresponding period of fiscal 2011 was insignificant.
Interest Expense
The decrease in interest expense in both the three and six months ended January 1, 2012, compared to the corresponding period of fiscal 2011 was insignificant.
Other Income / (Expense), Net
Other expense, net increased by approximately $0.2 million in the second quarter of fiscal 2012, and other income, net increased by $0.2 million in the six months ended January 1, 2012 compared to the corresponding periods of fiscal 2011. The changes in other income and expense primarily resulted from net realized and unrealized gains from the settlement of accounts receivable and accounts payable transactions and from the translation of certain assets and liabilities denominated in foreign currencies into U.S. dollars.
Provision (Benefit) for Income Taxes
We recorded an income tax provision of $0.2 million and $0.6 million for the three months ended January 1, 2012 and December 26, 2010, respectively. We recorded an income tax provision of $0.7 million and $0.4 million for the six months ended January 1, 2012 and December 26, 2010, respectively. The income tax provision for the three months ended January 1, 2012 consisted primarily of taxes on foreign income and U.S. state income taxes, partially offset by a benefit for the release of an unrecognized tax benefit due to the expiration of statute of limitations. The income tax benefit for the three months ended December 26, 2010 consisted primarily of taxes on foreign income and U.S. state income taxes.  The income tax provision for the six months ended January 1, 2012 consisted primarily of taxes on foreign income and U.S. state income taxes, partially offset by a benefit for the release of an unrecognized tax benefit due to the expiration of the statute of limitations. The income tax provision for the six months ended December 26, 2010 consisted primarily of taxes on foreign income and U.S. state income taxes, partially offset by a reversal of previously recorded deferred tax liabilities. The income tax provisions for both fiscal years were calculated based on the results of operations for the three and six month periods ended January 1, 2012 and December 26, 2010, and may not reflect the annual effective rate.
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

Liquidity and Capital Resources
The following summarizes information regarding our cash, investments, and working capital (in thousands):

	January 1, 2012	July 3, 2011
Cash and cash equivalent	$49,419	$49,972
Short-term investments	34,250	41,357
Marketable securities	62,771	55,648
Total cash and investments	$146,440	$146,977
Working capital	$75,660	$57,561
As of January 1, 2012, our principal sources of liquidity consisted of cash, cash equivalents and investments of $146.4 million and net accounts receivable of $39.0 million. Historically, our principal uses of cash have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products and purchases of property and equipment. We believe that our $146.4 million of cash and cash equivalents and investments at January 1, 2012 will be sufficient to fund our operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. In the future, we may seek additional equity or debt financing, however, such additional funds may not be available on terms favorable to us or at all.
Key Components of Cash Flows and Liquidity
A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Six Months Ended
	January 1, 2012	December 26, 2010
Net cash provided by operating activities	$3,954	$9,597
Net cash used in investing activities	(3,945)	(15,273)
Net cash provided by financing activities	698	273
Foreign currency effect on cash	(1,260)	337
Net decrease in cash and cash equivalents	$(553)	$(5,066)
Net Cash Used In Operating Activities
Cash from operations in the first half of fiscal 2012 was $4.0 million, a decrease of $5.6 million compared to the corresponding period of fiscal 2011. The decrease in operating cash flow was primarily due a lower net income, partially offset by changes in assets and liabilities. Significant changes in assets and liabilities in the first half of fiscal 2012 included (i) decreases in accounts payable and accrued liabilities primarily due to timing of payments, as well as the impact of non-recurring payments of $4.7 million in connection with the settlement of lawsuits and cash severance payments of approximately $3.9 million; (ii) an increase in accounts receivable primarily due to sequential quarterly revenue growth in the first two quarters of fiscal 2012, and timing of cash collections; and (iii) a decrease in deferred revenue primarily attributable to timing of service contract renewals and amortization of contracts initiated in prior periods.
Net Cash Used In Investing Activities
We used $3.9 million in investing activities in the six months ended January 1, 2012, comprised of $34.0 million used to purchase investment securities and $2.0 million used to purchase property and equipment, partially offset by proceeds of $32.1 million from the sale and maturities of investments.
Net Cash Provided by Financing Activities
Cash flow provided by financing activities in the six months ended January 1, 2012 was $0.7 million, comprised of proceeds from the exercise of stock options and purchases of shares of our common stock under the ESPP, offset by taxes paid on vested and released stock awards.
Contractual Obligations
Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $32.0 million as of

January 1, 2012, an increase of $6.0 million from $26.0 million as of July 3, 2011. We did not have material commitments for capital expenditures as of January 1, 2012.
As of January 1, 2012, we had $0.8 million of income tax liabilities for which we were unable to reasonably estimate the timing of settlement.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of January 1, 2012.
Capital Resources and Financial Condition
As of January 1, 2012, in addition to $49.4 million in cash and cash equivalents, we had $34.3 million invested in short-term and $62.8 million invested in long-term marketable investments for a total cash and cash equivalents, short-term investments and marketable securities of $146.4 million. We believe that our current cash and cash equivalents, short-term investments, marketable securities and future operations will enable us to meet our working capital requirements for at least the next 12 months.

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
The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of January 1, 2012. This table does not include money market funds because those funds are generally not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
			(In thousands)
Included in short-term investments	$12,755	$21,495	—	$34,250	$34,250
Weighted average interest rate	1.08%	1.15%	—
Included in marketable securities	—	—	$62,771	$62,771	$62,771
Weighted average interest rate	—	—	0.99%
The following tables present hypothetical changes in fair value of the financial instruments held at January 1, 2012 that are sensitive to changes in interest rates:

Unrealized gain given a decrease in interest rate of X bps		Fair value as of October 2, 2011 (In thousands)	Unrealized loss given an increase in interest rate of X bps
(100 bps)	(50 bps)		100 bps	50 bps
$1,246	$619	$97,021	$(1,216)	$(612)
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
Foreign Exchange Forward Contracts
We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona, the Indian Rupee and the British Pound. These derivatives do not qualify as hedges. At January 1, 2012, these forward foreign currency contracts had a notional principal amount of $16.4 million and an immaterial unrealized loss on foreign exchange contracts. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities. We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense).
Foreign currency transaction gains and losses were a $0.1 million loss for the three months ended January 1, 2012, and a $0.1 million gain for the three months ended December 26, 2010. Foreign currency transaction gains and losses were an immaterial loss for the six months ended January 1, 2012, and a $0.2 million loss for the six months ended December 26, 2010.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended January 1, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	Mine Safety Disclosure - Not Applicable

Item 5.	Other Information

The date of our next annual meeting will be March 21, 2012.

Item 6.	Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

10.1	Resignation Agreement and General Release of Claims, dated September 13, 2011, between Extreme Networks, Inc. and Justin DiMacchia.	8-K	9/15/2011	10.1

10.2	Letter Agreement, dated September 13, 2011, between Extreme Networks, Inc. and James Judson.	8-K	9/15/2011	10.2

10.3	Offer Letter Agreement, dated September 13, 2011, between Extreme Networks, Inc. and Margaret Echerd.	8-K	9/15/2011	10.3

10.4	Form of Indemnity Agreement for directors and officers.	8-K	10/24/2011	99.1

10.5	Option Agreement, dated January 16, 2012, between Extreme Networks, Inc. and Trumark Companies, LLC.				X

10.6	Amendment to the Option Agreement dated September 17, 2010, between Extreme Networks, Inc. and Trumark Companies, LLC				X

31.1	Section 302 Certification of Chief Executive Officer				X

31.2	Section 302 Certification of Interim Chief Financial Officer				X

32.1	Section 906 Certification of Chief Executive Officer				X

32.2	Section 906 Certification of Interim Chief Financial Officer				X

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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
February 7, 2012