Form 10-Q
period 2012-04-01
EXTREME NETWORKS INC
filed 2012-05-04
CIK 1078271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 ___________________________
Form 10-Q
 ___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at April 30, 2012 was 94,148,559.

EXTREME NETWORKS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED APRIL 1, 2012

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	April 1, 2012	July 3, 2011
ASSETS
Current assets:
Cash and cash equivalents	$53,323	$49,972
Short-term investments	22,349	41,357
Accounts receivable, net of allowances of $1,385 at April 1, 2012 and $1,412 at July 3, 2011	45,739	33,689
Inventories, net	23,269	21,583
Deferred income taxes	734	681
Prepaid expenses and other current assets, net	5,167	10,132
Assets held for sale	17,081	—
Total current assets	167,662	157,414
Property and equipment, net	25,235	41,877
Marketable securities	71,577	55,648
Intangible assets	4,291	4,906
Other assets, net	9,801	11,128
Total assets	$278,566	$270,973
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,455	$15,092
Accrued compensation and benefits	11,451	13,723
Restructuring liabilities	655	3,183
Accrued warranty	2,841	2,640
Deferred revenue, net	32,134	29,613
Deferred distributors revenue, net of deferred cost of sales to distributors	17,968	16,552
Other accrued liabilities	12,295	19,050
Total current liabilities	96,799	99,853
Deferred revenue, less current portion	7,629	7,360
Deferred income taxes	130	93
Other long-term liabilities	1,006	2,381
Commitments and contingencies (Note 5)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 133,559,374 and 93,927,538 shares issued and outstanding, respectively, at April 1, 2012 and 132,147,451 and 92,522,146 shares issued and outstanding, respectively, at July 3, 2011	133	132
Treasury stock, 39,631,836 and 39,625,305 shares at April 1, 2012 and July 3, 2011, respectively	(149,666)	(149,666)
Additional paid-in-capital	968,771	963,565
Accumulated other comprehensive income	2,150	3,703
Accumulated deficit	(648,386)	(656,448)
Total stockholders’ equity	173,002	161,286
Total liabilities and stockholders’ equity	$278,566	$270,973

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Net revenues:
Product	$58,009	$61,065	$189,316	$200,611
Service	15,359	14,634	45,758	44,056
Total net revenues	73,368	75,699	235,074	244,667
Cost of revenues:
Product	26,623	33,062	86,922	94,786
Service	5,534	6,074	17,137	18,501
Total cost of revenues	32,157	39,136	104,059	113,287
Gross profit:
Product	31,386	28,003	102,394	105,825
Service	9,825	8,560	28,621	25,555
Total gross profit	41,211	36,563	131,015	131,380
Operating expenses:
Sales and marketing	20,657	24,830	65,512	74,823
Research and development	10,376	11,237	33,866	36,126
General and administrative	7,553	6,066	21,777	18,614
Restructuring charge, net of reversal	(35)	1,043	1,357	1,043
Litigation settlement	—	(49)	—	(4,249)
Total operating expenses	38,551	43,127	122,512	126,357
Operating income (loss)	2,660	(6,564)	8,503	5,023
Interest income	294	298	929	959
Interest expense	—	(36)	(75)	(95)
Other income (expense)	(73)	(161)	(55)	(320)
Income (loss) before income taxes	2,881	(6,463)	9,302	5,567
Provision for income taxes	509	378	1,240	767
Net income (loss)	$2,372	$(6,841)	$8,062	$4,800
Basic and diluted net income (loss) per share:
Net income (loss) per share - basic	$0.03	$(0.07)	$0.09	$0.05
Net income (loss) per share - diluted	$0.03	$(0.07)	$0.09	$0.05
Shares used in per share calculation - basic	93,659	91,578	93,205	91,103
Shares used in per share calculation - diluted	94,600	91,578	94,245	92,526

See accompanying notes to unaudited condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	April 1, 2012	March 27, 2011
Cash flows from operating activities:
Net income	$8,062	$4,800
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in accrued investment income	2,207	2,280
Depreciation	4,001	4,972
Amortization of intangible assets	1,401	1,555
Change in value / loss on value of UBS option to put securities	—	2,429
Auction rate securities mark to market, trading gain	—	(2,429)
Provision for doubtful accounts receivable, net of reversals	(90)	30
Provision for returns reserves	452	(361)
Excess and obsolete inventory	708	3,354
Deferred income taxes	(53)	(572)
Loss on retirement of assets	54	421
Stock-based compensation	4,652	3,780
Unrealized foreign exchange gains	(566)	(2,051)
Changes in operating assets and liabilities, net
Accounts receivable	(12,411)	7,440
Inventories	(2,394)	(340)
Prepaid expenses and other assets	5,753	(6,443)
Accounts payable	3,936	(4,598)
Accrued compensation and benefits	(2,471)	(1,320)
Restructuring liabilities	(2,504)	(2,053)
Accrued warranty	201	(662)
Deferred revenue, net	2,790	1,409
Deferred distributors revenue, net of cost of sales to distributors	1,416	(2,839)
Other accrued liabilities	(8,399)	9,328
Other long-term liabilities	(338)	(2,633)
Net cash provided by operating activities	6,407	15,497
Cash flows used in investing activities:
Capital expenditures	(4,421)	(4,185)
Purchases of investments	(53,318)	(90,223)
Proceeds from maturities of investments and marketable securities	28,297	22,100
Proceeds from sales of investments and marketable securities	25,812	52,930
Purchases of intangible assets	(275)	—
Net cash used in investing activities	(3,905)	(19,378)
Cash flows provided by financing activities:
Proceeds from issuance of common stock	753	1,135
Deposit received from sale of buildings	1,001	502
Net cash provided by financing activities	1,754	1,637

Foreign currency effect on cash	(905)	679

Net increase (decrease) in cash and cash equivalents	3,351	(1,565)
Cash and cash equivalents at beginning of period	49,972	51,944
Cash and cash equivalents at end of period	$53,323	$50,379

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
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at April 1, 2012. The results of operations for the three and nine months ended April 1, 2012 are not necessarily indicative of the results that may be expected for fiscal 2012 or any future periods.
Reclassification
The Company made conforming changes to its previously reported Statement of Cash Flows for the nine months ended March 27, 2011, which resulted in an increase of $4.1 million to the previously reported cash flows provided by operating activities, an increase of $4.6 million to the previously reported cash flows used in investing activities, and an increase of $0.5 million to the previously reported cash flows provided by financing activities.  These revisions had no effect on previously reported Statements of Operations or Stockholders' Equity and were not material to the Company's financial statements taken as a whole.
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
Available-for-Sale Securities
The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
April 1, 2012
Money market funds	$33,310	$33,310	$—	$—
U.S. corporate debt securities	82,952	83,134	262	(80)
U.S. government agency securities	7,997	7,989	2	(10)
U.S. municipal bonds	2,802	2,803	1	—
	$127,061	$127,236	$265	$(90)
Classified as:
Cash equivalents	$33,310	$33,310	$—	$—
Short-term investments	22,261	22,349	88	—
Marketable securities	71,490	71,577	177	(90)
	$127,061	$127,236	$265	$(90)

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
July 3, 2011
Money market funds	$30,405	$30,405	$—	$—
U.S. corporate debt securities	89,004	89,249	287	(43)
U.S. government agency securities	7,746	7,756	13	(3)
	$127,155	$127,410	$300	$(46)
Classified as:
Cash equivalents	$30,405	$30,405	$—	$—
Short-term investments	41,245	41,357	114	(1)
Marketable securities	55,505	55,648	186	(45)
	$127,155	$127,410	$300	$(46)
The amortized cost and estimated fair value of available-for-sale investments in debt securities at April 1, 2012, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$22,261	$22,349
Due in 1-2 years	52,594	52,662
Due in 2-5 years	18,896	18,915
Due in more than 5 years	—	—
Total investments in available for sale debt securities	$93,751	$93,926
The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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
Investments include available-for-sale investment-grade debt securities that the Company carries at fair value. The Company accumulates unrealized gains and losses on the Company’s available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of its balance sheets. Such an unrealized gain or loss does not reduce net income for the applicable accounting period. If the fair value of an available-for-sale debt instrument is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) the Company intends to sell the instrument, (2) it is more likely than not that the Company will be required to sell the instrument before recovery of its amortized cost basis, or (3) the Company does not expect to recover the entire amortized cost basis of the instrument (that is, a credit loss exists). If the Company intends to sell or it is more likely than not that the Company will be required to sell the available-for-sale debt instrument before recovery of its amortized cost basis, the Company recognizes an other-than-temporary impairment in earnings equal to the entire difference between the debt instruments’ amortized cost basis and its fair value. For available-for-sale debt instruments that are considered other-than-temporarily impaired due to the existence of a credit loss, if the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the instrument before recovery of its remaining amortized cost basis (amortized cost basis less any current-period credit loss), the Company separates the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the debt instrument’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the debt instrument’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income. As of April 1, 2012 and July 3, 2011, the Company did not have any other-than-temporary impairment of its investment securities.
The following table presents the Company’s investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
April 1, 2012:
U.S. corporate debt securities	$23,384	$(80)	$—	$—	$23,384	$(80)
U.S. government agency securities	$4,246	$(10)	$—	$—	$4,246	$(10)
	$27,630	$(90)	$—	$—	$27,630	$(90)
The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income into earnings using the specific identification method. During the three and nine months ended April 1, 2012 and March 27, 2011, realized gains or losses recognized on the sale of investments were not significant. As of April 1, 2012, there were eighteen out of fifty-two investment securities that had unrealized losses. The unrealized gains / (losses) on the Company’s investments were caused by interest rate fluctuations. Substantially all of the Company’s available-for-sale investments are investment grade government and corporate debt securities that have maturities of less than 3 years.
Fair Value of Financial Instruments

The Company recognizes certain financial instruments at fair value on a recurring basis. The following table presents the Company’s fair value hierarchy for those instruments:

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

April 1, 2012:	Level 1	Level 2	Total
		(In thousands)
Assets
Investments:
Municipal bonds	$—	$2,803	$2,803
Federal agency notes	—	7,989	7,989
Money market funds	33,310	—	33,310
Corporate notes/bonds	—	83,134	83,134
Total	33,310	93,926	127,236
Liabilities
Foreign currency forward contracts	—	(13)	(13)
Total	$—	$(13)	$(13)

July 3, 2011:	Level 1	Level 2	Total
		(In thousands)
Assets
Investments:
Federal agency notes	$—	$7,756	$7,756
Money market funds	30,405	—	30,405
Corporate notes/bonds	—	89,248	89,248
Total	30,405	97,004	127,409
Liabilities
Foreign currency forward contracts	—	37	37
Total	$—	$37	$37
Level 2 investment valuations are based on inputs such as quoted market prices, dealer quotations or valuations provided by alternative pricing sources supported by observable inputs. These generally include U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations. As of April 1, 2012 and July 3, 2011, the Company had no assets or liabilities classified within Level 3. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and nine months ended April 1, 2012 and March 27, 2011.
Inventory, Net
Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company reduces the carrying value of inventory based on excess and obsolete inventories which are primarily determined by age of inventory and future demand forecasts. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Any written down or obsolete inventory subsequently sold has not had a material impact on gross profit for any of the periods disclosed. Inventories at April 1, 2012 and July 3, 2011, respectively, were (in thousands):

	April 1, 2012	July 3, 2011
Inventory, gross	$24,245	$26,487
Less: Write down for excess and obsolete inventory	976	4,904
Inventory, net	$23,269	$21,583
Long-lived assets
Long-lived assets include property and equipment, intangible assets, and service inventory which the Company holds to support customers who have purchased service contracts with a hardware replacement element.   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

groups may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of the long-lived assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. There was no impairment of long-lived assets during the three and nine months ended April 1, 2012 and March 27, 2011.
On September 23, 2010, the Company entered into an Option Agreement with Trumark Companies LLC (“Trumark”), under which the Company granted Trumark an option (the “Option”) to purchase half of its corporate headquarters campus in Santa Clara, California (First Property), at a price of $24.0 million. On January 25, 2012, Company entered into a new Option Agreement with Trumark, under which it granted Trumark an option to purchase the remaining portion of the Company's corporate campus (Second Property), at a price of $24.5 million.  Under the agreements, Trumark will have until December 18, 2012 and December 28, 2012 to exercise the options to purchase the First Property and the Second Property, respectively, and may extend the option if they make certain payments to the Company. As of April 1, 2012, the Company had received option payments totaling $2.0 million from Trumark, which were classified as a deferred gain and included in other current liabilities on the condensed consolidated balance sheet.
In January 2012, the Company classified the First Property as “assets held for sale” on the condensed consolidated balance at a net book value of $17.1 million, which was the lesser of the fair value (less cost to sell) or carrying amount of the assets, and ceased recognizing depreciation expense on the assets. As of April 1, 2012, the Second Property, with a net book value of $16.1 million, remains classified as “assets held for use” due to certain unresolved contingencies that may delay the completion date of this transaction, including the Company's execution of an agreement with Trumark to lease back the Second Property.

Intangible assets
The following tables summarize the components of gross and net intangible asset balances (in thousands):

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
April 1, 2012:
Patents	7.5 years	$1,800	$598	$1,202
License Agreements	6.5 years	8,926	5,908	3,018
Other Intangibles	0.5 years	324	253	71
		$11,050	$6,759	$4,291

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
July 3, 2011:
Patents	7.7 years	$1,800	$387	$1,413
License Agreements	6.5 years	8,140	4,788	3,352
Other Intangibles	1.2 years	324	183	141
		$10,264	$5,358	$4,906
Amortization expense was $0.4 million and $0.5 million for the three months ended April 1, 2012 and March 27, 2011, respectively. Amortization expense was $1.4 million and $1.6 million for the nine months ended April 1, 2012 and March 27, 2011, respectively. Amortization expense expected to be recorded for each of the next five years is as follows (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

For the fiscal year ending:
Remaining in fiscal 2012	$382
2013	1,306
2014	675
2015	364
2016	275
Thereafter	1,289
Total	$4,291
Deferred Revenue, Net
Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenues when the revenue recognition criteria have not been met. Product revenue includes shipments to end-users and value-add resellers. The following table summarizes deferred revenue, net at April 1, 2012 and July 3, 2011, respectively (in thousands):

	April 1, 2012	July 3, 2011
Deferred services	$38,417	$36,025
Deferred product
Deferred revenue	2,045	1,984
Deferred cost of sales	(699)	(1,036)
Deferred product revenue, net	1,346	948
Balance at end of period	39,763	36,973
Less: current portion	32,134	29,613
Non-current deferred revenue, net	$7,629	$7,360
The Company offers support arrangements, including extended warranty contracts, to its customers that range generally from one to two years. Deferred support revenue is included within deferred revenue, net within the deferred services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Balance beginning of period	$37,416	$38,872	$35,802	$36,193
New support arrangements	15,115	12,231	45,675	43,961
Recognition of support revenue	(14,364)	(14,137)	(43,310)	(43,188)
Balance end of period	38,167	36,966	38,167	36,966
Less current portion	30,538	30,175	30,538	30,175
Non-current deferred revenue	$7,629	$6,791	$7,629	$6,791
Deferred Distributors Revenue, Net of Deferred Cost of Sales to Distributors

At the time of shipment to distributors, the Company records a trade receivable at the contractual discount to list selling price since there is a legally enforceable obligation from the distributor to pay it currently for product delivered, the Company relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor, and the Company records deferred revenue and deferred cost of sales in “Deferred distributors revenue, net of deferred cost of sales to distributors” in the liability section of its consolidated balance sheets. The following table summarizes deferred distributors revenue, net of deferred cost of sales to distributors at April 1, 2012 and July 3, 2011, respectively (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	April 1, 2012	July 3, 2011
Deferred revenue	$23,376	$22,454
Deferred cost of sales	(5,408)	(5,902)
Total deferred distributors revenue, net of deferred cost of sales to distributors	$17,968	$16,552
Guarantees and Product Warranties

The Company's standard hardware warranty period is typically 12 months from the date of shipment to end-users. For certain access products, the Company offers a lifetime hardware warranty commencing on the date of shipment from the Company and ending five years following the Company's announcement of the end of sale of such product. The following table summarizes the activity related to the Company’s product warranty liability during the three and nine months ended April 1, 2012 and March 27, 2011, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Balance beginning of period	$2,651	$2,811	$2,640	$3,169
New warranties issued	1,556	1,369	4,793	4,313
Warranty expenditures	(1,365)	(1,672)	(4,591)	(4,974)
Balance end of period	$2,842	$2,508	$2,842	$2,508
In the normal course of business to facilitate sales of the Company's products, the Company indemnifies the Company's resellers and end-user customers with respect to certain matters. The Company has agreed to hold the customer harmless against losses arising from intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company's operating results or financial position.
Other Accrued Liabilities
The following are the components of other accrued liabilities (in thousands):

	April 1, 2012	July 3, 2011
Accrued income taxes	$731	$897
Accrued general and administrative costs	1,927	5,373
Accrued research and development costs	737	1,734
Accrued in-transit inventory and freight	1,723	2,777
Accrued marketing development funds	2,143	2,492
Deferred gain on planned sale of buildings	2,003	—
Other accrued liabilities	3,031	5,777
Total	$12,295	$19,050

3. Recently Issues Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) on fair value measurement and is intended to result in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments in ASU 2011-04 are effective for public entities for interim and fiscal year beginning after December 15, 2011, and should be applied prospectively.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Early adoption is not permitted for public entities. The Company adopted this guidance in the quarter ended April 1, 2012, and it did not have a material impact on the Company's financial statements.

4. Share-Based Compensation
Share-based compensation recognized in the condensed consolidated financial statements by line item caption is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Cost of product revenue	$81	$85	$372	$318
Cost of service revenue	59	75	203	225
Sales and marketing	487	446	1,306	1,406
Research and development	289	248	1,041	740
General and administrative	560	442	1,730	1,091
Total share-based compensation expense	$1,476	$1,296	$4,652	$3,780
During the three and nine months ended April 1, 2012 and March 27, 2011, the Company did not capitalize any stock-based compensation expense in inventory, as the amounts were immaterial.
The weighted-average grant-date per share fair value of options granted during the three months ended April 1, 2012 and March 27, 2011 were $1.58 and $1.85, respectively. The weighted-average estimated per share fair value of shares purchased under the Company’s 1999 Employee Stock Purchase Plan (“ESPP”) during the three months ended April 1, 2012 and March 27, 2011 were $1.05 and $1.08, respectively.
The weighted-average grant-date per share fair value of options granted during the nine months ended April 1, 2012 and March 27, 2011 were $1.65 and $1.57, respectively. The weighted-average estimated per share fair value of shares purchased under the Company’s 1999 Employee Stock Purchase Plan (“ESPP”) during the nine months ended April 1, 2012 and March 27, 2011 were $1.01 and $0.98, respectively.
The following table summarizes the activity for stock options for the nine months ended April 1, 2012:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000’s)
Options outstanding at July 3, 2011	9,132	$4.01
Granted	2,435	$3.27
Exercised	(357)	$2.17		$398
Canceled	(1,808)	$4.95
Options outstanding at April 1, 2012	9,402	$3.71
Exercisable at April 1, 2012	5,586	$4.02	4.59	$2,411
Vested and expected to vest at April 1, 2012	9,013	$3.73	5.16	$4,414

The following table summarizes the activity for restricted stock units ("RSUs") for the nine months ended April 1, 2012:

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value	Aggregate Fair Market Value ($ 000's)
Unvested at July 3, 2011	1,870	$2.79
Granted	701	$3.08
Vested	(822)	$3.10	$2,549
Canceled	(255)	$3.14
Unvested at April 1, 2012	1,494	$2.70
The fair value of each option award and ESPP is estimated on the date of grant using the Black-Scholes-Merton option

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

	Stock Option Plan		Employee Stock Purchase Plan		Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Expected life	5 yrs	4 yrs	0.25 yrs	0.24 yrs	5 yrs	4 yrs	0.25 yrs	0.24 yrs
Risk-free interest rate	0.88%	1.81%	0.13%	0.22%	1.07%	1.48%	0.07%	0.19%
Volatility	64%	65%	54%	51%	60%	61%	65%	55%
Dividend yield	—%	—%	—%	—%	—%	—%	—%	—%
The Company is required to estimate the expected forfeiture rate and only recognize expense on a straight-line method for those shares expected to vest.

5. Commitments, Contingencies and Leases
Purchase Commitments
The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. The arrangements allow them to procure long lead-time component inventory on the Company’s behalf based upon a rolling production forecast provided by it. The Company is obligated to the purchase of long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of April 1, 2012, the Company had non-cancelable commitments to purchase approximately $40.2 million of such inventory.
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
Intellectual Property Litigation
On April 20, 2007, the Company filed suit against Enterasys Networks in the United States District Court for the

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

6. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
Comprehensive Income (Loss)
Comprehensive income was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Net income (Loss)	$2,372	$(6,841)	$8,062	$4,800
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments:	300	15	(80)	20
Foreign currency translation adjustments
Beginning balance	1,760	2,305	3,449	954
Ending balance	1,976	3,201	1,976	3,201
Foreign currency translation adjustments change	216	896	(1,473)	2,247
Total comprehensive income (loss)	$2,888	$(5,930)	$6,509	$7,067

7. Income Taxes
The Company recorded an income tax provision of $0.5 million and $0.4 million for the three months ended April 1, 2012 and March 27, 2011, respectively.  The Company recorded an income tax provision of $1.2 million and $0.8 million for the nine months ended April 1, 2012 and March 27, 2011, respectively. The income tax provision for the three months ended April 1, 2012 consisted primarily of taxes on foreign income and U.S. state income taxes. The income tax provision for the three months ended March 27, 2011 consisted primarily of taxes on foreign income and U.S. state income taxes. The income tax provision for the nine months ended April 1, 2012 consisted primarily of taxes on foreign income and U.S. state income taxes, partially offset by a benefit for the release of an unrecognized tax benefit due to the expiration of the statute of limitations. The income tax provision for the nine months ended March 27, 2011 consisted primarily of taxes on foreign income and U.S. state income taxes, partially offset by a reversal of previously recorded deferred tax liabilities. The income tax provisions for both

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

fiscal years were calculated based on the results of operations for the three and nine month periods ended April 1, 2012 and March 27, 2011, and may not reflect the annual effective rate.
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
The Company had unrecognized tax benefits of approximately $25.7 million as of April 1, 2012. The future impact of the unrecognized tax benefit of $25.7 million, if recognized, is as follows: approximately $0.8 million would affect the effective tax rate, and approximately $24.9 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance.  It is reasonably possible that the amount of unrealized tax benefits could decrease by approximately $0.3 million during the next twelve months due to the expiration of the statute of limitations in certain foreign jurisdictions.
Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Condensed Consolidated Statement of Operations and were immaterial for both the three and nine month periods ended April 1, 2012. Accrued interest and penalties were approximately $0.2 million and $0.2 million as of April 1, 2012 and March 27, 2011, respectively.
In general, the Company's U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 1998 and beyond. State income tax returns are subject to examination for fiscal years 2001 and beyond.

8. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period and excludes any dilutive effects of options and stock awards. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings (loss) per share calculation plus the dilutive effect of options, stock awards and ESPP.
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Net income (loss)	$2,372	$(6,841)	$8,062	$4,800
Weighted-average shares used in per share calculation – basic	93,659	91,578	93,205	91,103
Incremental shares using the treasury stock method:
Stock options	389	—	329	435
Unvested restricted awards	474	—	595	864
Employee Stock Purchase Plan	78	—	116	124
Weighted-average share used in per share calculation – diluted	94,600	91,578	94,245	92,526
Net income (loss) per share – basic	$0.03	$(0.07)	$0.09	$0.05
Net income (loss) per share – diluted	$0.03	$(0.07)	$0.09	$0.05

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan. Weighted stock options outstanding with an exercise price higher than the Company's average stock price for the periods presented are excluded from the calculation of diluted net income per share since the effect of including them would have been anti-dilutive due to the net income position of the Company during the periods presented. For the three and nine months ended April 1, 2012, the Company excluded 8.2 million and 8.5 million outstanding weighted average stock options, respectively, from the calculation of diluted earnings per common share because they would have been anti-dilutive.  The Company excluded 10.2 million and 7.4 million outstanding weighted average stock options from the calculation of diluted earnings per common share in both the three and nine months ended March 27, 2011 because they would have been anti-dilutive.

9. Restructuring Liabilities

Beginning in fiscal 2011, the Company implemented several restructuring initiatives, involving among other things, a reduction of its worldwide workforce. The associated restructuring costs were primarily termination benefits and contract termination costs. Termination benefits primarily consist of outplacement services, health insurance coverage, and legal costs. Contract termination costs primarily consist of costs to terminate operating leases and other contracts, including rent expense (less expected sublease income) on facilities under operating leases.  Restructuring expense was not significant in the three months ended April 1, 2012 and was $1.4 million in the nine months ended April 1, 2012. Restructuring expense was $1.0 million for both the three and nine months ended March 27, 2011.
Activity with respect to restructuring liabilities in the nine months ended April 1, 2012 is as follows (in thousands):

	Severance benefits	Contract Termination	Other	Total
Balance at beginning of period	$3,103	$—	$80	$3,183
Period charges	1,668	18	161	1,847
Period reversals	(489)	—	—	(489)
Period payments	(3,699)	—	(187)	(3,886)
Balance at end of period	$583	$18	$54	$655

10. Foreign Exchange Forward Contracts
The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The Company records all derivatives on the balance sheet as Other Assets, net at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona, the Indian Rupee and the British Pound. These derivatives do not qualify as hedges. At April 1, 2012, these forward foreign currency contracts had a notional principal amount of $16.2 million and an immaterial unrealized loss on foreign exchange contracts. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses were a $0.2 million gain for the three months ended April 1, 2012, and a $0.2 million loss for the three months ended March 27, 2011. Foreign currency transaction gains and losses were a $0.1 million gain for the nine months ended April 1, 2012, and a $0.4 million loss for the nine months ended March 27, 2011.

11. Disclosure about Segments of an Enterprise and Geographic Areas
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers with respect to the allocation of resources and performance.
The Company operates in one segment, the development and marketing of network infrastructure equipment. The Company conducts business globally and is managed geographically. Revenue is attributed to a geographical area based on the location of the customers. The Company operates in three geographical areas: Americas, which includes the United States,

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Canada, Mexico, Central America and South America; EMEA, which includes Europe, Middle East and Africa; and APAC which includes Asia Pacific, South Asia and Japan. Prior to the first quarter of fiscal 2012, South America was included as part of EMEA. Revenue by geographical area (as presented in the table below) for the three and nine months ended March 27, 2011 has been adjusted to reflect this change.
Information regarding geographic areas is as follows (in thousands):

	Three Months Ended				Nine Months Ended
	April 1, 2012	March 27, 2011	$ Change	% Change	April 1, 2012	March 27, 2011	$ Change	% Change
Net Revenues:
Americas	$29,722	$29,411	$311	1.1%	$99,968	$92,319	$7,649	8.3%
Percentage of net revenue	40.5%	38.9%			42.5%	37.7%
EMEA	31,543	29,389	2,154	7.3%	94,857	100,468	(5,611)	(5.6)%
Percentage of net revenue	43.0%	38.8%			40.4%	41.1%
APAC	12,103	16,899	(4,796)	(28.4)%	40,249	51,880	(11,631)	(22.4)%
Percentage of net revenue	16.5%	22.3%			17.1%	21.2%
Total net revenues	$73,368	$75,699	$(2,331)	(3.1)%	$235,074	$244,667	$(9,593)	(3.9)%
The level of sales to any one customer may vary from period to period; however, the Company expects that significant customer concentration will continue for the foreseeable future. Westcon, Scansource, Tech Data, and Ericsson AB accounted for 34.1%, 18.7%, 12.1%, and 11.2% of the Company's revenue in the third quarter of fiscal 2012. Westcon, Scansource, Ericsson AB, and Tech Data accounted for 16.5%, 14.1%, 14.0%, and 12.1% of the Company's revenue in the third quarter of fiscal 2011.
Westcon, Scansource, Ericsson AB, and Tech Data accounted for 23.6%, 14.8%, 11.3%, and 10.0% of the Company's revenue in the first nine months of fiscal 2012. Westcon, Scansource, Ericsson AB, and Tech Data accounted for 16.6%, 13.2%, 12.1%, and 11.7% of the Company's revenue in the first nine months of fiscal 2011.
Substantially all of the Company’s assets as of April 1, 2012 and July 3, 2011 were attributable to its Americas operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particularly, our expectations regarding market demands, customer requirements and the general economic environment, and future results of operations, and other statements that include words such as “may” “expect” or “believe” . These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012, our Annual Report on Form 10-K for the fiscal year ended July 3, 2011, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; the timing of any recovery in the global economy; risks related to pending or future litigation; and a dependency on third parties for certain components and for the manufacturing of our products.
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
We believe that continued success in our marketplace is dependent upon a variety of factors that includes, but is not limited to, our ability to design, develop and distribute new and enhanced products employing leading-edge technology. In the third quarter of fiscal 2012, we saw the first revenue shipments of the BD-X, the E4G and our Summit X-440 product line. All three of these product lines are based on our new Extreme XOS 15.1 operating system.

Results of Operations
During the third quarter of fiscal 2012, we achieved the following results:

•	Net revenues of $73.4 million compared to net revenues of $75.7 million in the third quarter of fiscal 2011.

•	Total gross margin of 56% of net revenues compared to 48% in the third quarter of fiscal 2011.

•	Operating income of $2.7 million compared to an operating loss of $6.6 million in the third quarter of fiscal 2011.

•	Net income of $2.4 million compared to a net loss of $6.8 million in the third quarter of fiscal 2011.

During the nine months ended April 1, 2012, we experienced the following results:

•	Net revenues of $235.1 million compared to net revenues of $244.7 million in the first nine months of fiscal 2011.

•	Total gross margin of 56% of net revenues compared to 54% in the first nine months of fiscal 2011.

•	Operating income of $8.5 million compared to operating income of $5.0 million in the first nine months of fiscal 2011.

•	Net income of $8.1 million compared to net income of $4.8 million in the first nine months of fiscal 2011.

•
Cash provided by operating activities of $6.4 million for the nine months ending April 1, 2012 compared to cash provided by operating activities of $15.5 million for the nine months ending March 27, 2011.

•
Cash and cash equivalents, short-term investments and marketable securities increased by $0.2 million in the nine months ended April 1, 2012 to $147.2 million from $147.0 million as of July 3, 2011, primarily as a result of cash provided by operating activities.

We operate in three regions: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Middle East, and Africa; and APAC which includes Asia Pacific, South Asia and Japan. Prior to the first quarter of fiscal 2012, South America was included as part of EMEA. Revenue by geographical area (as presented in the table below) for the three and nine months ended March 27, 2011 has been adjusted to reflect this change. The following table presents the total net revenue geographically for the three and nine months ended April 1, 2012 and March 27, 2011 (in thousands):

	Three Months Ended				Nine Months Ended
	April 1, 2012	March 27, 2011	$ Change	% Change	April 1, 2012	March 27, 2011	$ Change	% Change
Net Revenues:
Americas	$29,722	$29,411	$311	1.1%	$99,968	$92,319	$7,649	8.3%
Percentage of net revenue	40.5%	38.9%			42.5%	37.7%
EMEA	31,543	29,389	2,154	7.3%	94,857	100,468	(5,611)	(5.6)%
Percentage of net revenue	43.0%	38.8%			40.4%	41.1%
APAC	12,103	16,899	(4,796)	(28.4)%	40,249	51,880	(11,631)	(22.4)%
Percentage of net revenue	16.5%	22.3%			17.1%	21.2%
Total net revenues	$73,368	$75,699	$(2,331)	(3.1)%	$235,074	$244,667	$(9,593)	(3.9)%
Net Revenues
The following table presents net product and service revenues for the three and nine months ended April 1, 2012 and March 27, 2011, respectively (dollars in thousands):

	Three Months Ended				Nine Months Ended
	April 1, 2012	March 27, 2011	$ Change	% Change	April 1, 2012	March 27, 2011	$ Change	% Change
Net Revenue:
Product	$58,009	$61,065	$(3,056)	(5.0)%	$189,316	$200,611	$(11,295)	(5.6)%
Percentage of net revenue	79.1%	80.7%			80.5%	82.0%
Service	15,359	14,634	725	5.0%	45,758	44,056	1,702	3.9%
Percentage of net revenue	20.9%	19.3%			19.5%	18.0%
Total net revenue	$73,368	$75,699	$(2,331)	(3.1)%	$235,074	$244,667	$(9,593)	(3.9)%
Product revenue decreased by $3.1 million, or 5% in the three months ended April 1, 2012 compared to the corresponding periods of fiscal 2011. The decrease in product revenue was primarily due to lower sales volume in the APAC region. Product revenue in EMEA was higher in the third quarter of fiscal 2012 compared to the same period last year primarily due to increased sales volume. However, EMEA continues to face challenging macroeconomic conditions.
In the first nine months of fiscal 2012, product revenue decreased by $11.3 million or 6%, compared to the corresponding period of fiscal 2011. The decrease in product revenue was largely attributable to sales volume declines in APAC and EMEA, primarily caused by cautious IT spending across all customer groups in EMEA due to continuing macroeconomic uncertainties in this region; and lower order levels in APAC primarily due to slower-than-expected customer buying patterns, sporadic timing and long sales cycle to enterprise and public sector customers in this region. In the same nine month period, product revenue in the Americas was higher than the same period in fiscal 2011, primarily driven by sales to new enterprise and public sector customers in the US and increased sale penetration to existing customers in this region. The revenue growth in the Americas also reflected favorable impact of our new product and product transition efforts.
Service revenue was relatively flat in the three months ended April 1, 2012, and increased by $1.7 million or 4% in the nine months ended April 1, 2012, compared to the corresponding periods of fiscal 2011. The increase in service revenue in the nine months ended April 1, 2012 was primarily due to our continuing stable levels of service contract renewals on our increasing installed base, resulting in higher service revenue from the amortization of contracts initiated in the first nine months of fiscal 2012 and in the prior fiscal year.
Cost of Revenues and Gross Profit
The following table presents the gross profit on product and service revenues and the gross profit percentage of product and service revenues for the three and nine months ended April 1, 2012 and March 27, 2011 (in thousands):

	Three Months Ended				Nine Months Ended
	April 1, 2012	March 27, 2011	$ Change	% Change	April 1, 2012	March 27, 2011	$ Change	% Change
Gross profit:
Product	$31,386	$28,003	$3,383	12.1%	$102,394	$105,825	$(3,431)	(3.2)%
Percentage of product revenue	54.1%	45.9%			54.1%	52.8%
Service	9,825	8,560	1,265	14.8%	28,621	25,555	3,066	12.0%
Percentage of service revenue	64.0%	58.5%			62.6%	58.0%
Total gross profit	$41,211	$36,563	$4,648	12.7%	$131,015	$131,380	$(365)	(0.3)%
% of Total Revenue	56.2%	48.3%			55.7%	53.7%
Cost of product revenue includes costs of amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans, and document control. We outsource substantially all of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, document control and distribution. Accordingly, a significant portion of our cost of product revenue consists of payments to our primary contract manufacturer, Alpha Networks, located in Hsinchu, Taiwan and Dongguan, China. In addition, we source our wireless product line from Motorola and resell most of the products under the Extreme Networks, Inc. brand.
Product gross profit increased by $3.4 million and product gross margin increased to 54% from 46% in the three months ended April 1, 2012 compared to the corresponding period of fiscal 2011. In the nine months ended April 1, 2012, product gross profit decreased by $3.4 million and product gross margin increased to 54% from 53%, compared to the corresponding period of fiscal 2011.
The increase in product gross profit and gross margin in the three months ended April 1, 2012, as compared to the same period of fiscal 2011, was primarily due to product mix shifts that favored high margin products. In the nine months ended April 1, 2012, as compared to the same period in fiscal 2011, product gross margin was flat, and the decrease in product gross profit over the same period was primarily due to the decrease in product revenue, partially offset by favorable impact from product mix shifts.
Cost of service revenue consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross profit increased by $1.3 million and $3.1 million in the three and nine months ended April 1, 2012, respectively, primarily due to the combined effects of increases in service revenue, lower labor and service inventory costs.
Service gross margin improved to 64% from 58% in the three months ended April 1, 2012, and improved to 63% from 58% in the nine months ended April 1, 2012, compared to the corresponding periods of fiscal 2011. The improvement in service gross margin was primarily due to lower labor and service inventory costs.

Operating Expenses
The following table presents operating expenses and operating income (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	April 1, 2012	March 27, 2011	$ Change	% Change	April 1, 2012	March 27, 2011	$ Change	% Change
Sales and marketing	$20,657	$24,830	$(4,173)	(16.8)%	$65,512	$74,823	$(9,311)	(12.4)%
Research and development	10,376	11,237	(861)	(7.7)%	33,866	36,126	(2,260)	(6.3)%
General and administrative	7,553	6,066	1,487	24.5%	21,777	18,614	3,163	17.0%
Restructuring, net	(35)	1,043	(1,078)	(103.4)%	1,357	1,043	314	30.1%
Litigation settlement	—	(49)	49	(100.0)%	—	(4,249)	4,249	(100.0)%
Total operating expenses	$38,551	$43,127	$(4,576)	(10.6)%	$122,512	$126,357	$(3,845)	(3.0)%
Operating income	$2,660	$(6,564)	$9,224	(140.5)%	$8,503	$5,023	$3,480	69.3%
The following table highlights our operating expenses and operating income as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Sales and marketing	28.2%	32.8%	27.9%	30.6%
Research and development	14.1%	14.8%	14.4%	14.8%
General and administrative	10.3%	8.0%	9.3%	7.6%
Restructuring, net	—%	1.4%	0.6%	0.4%
Litigation settlement	—%	(0.1)%	—%	(1.7)%
Total operating expenses	52.5%	57.0%	52.1%	51.7%
Operating income	3.6%	(8.7)%	3.6%	2.1%
Sales and Marketing Expenses
Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses in the three months ended April 1, 2012 decreased by $4.2 million, or 17%, compared to the corresponding period of fiscal 2011. The decrease in sales and marketing expenses was primarily due to a decrease of $1.1 million in employee-related expenses and a decrease of $1.4 million in commission expense. Other significant decreases in the third quarter primarily reflected the effects of cost-cutting measures, including a decrease of $0.4 million in IT expenses and a combined decrease of approximately $1.0 million in professional services, supplies, and travel expenses.
Sales and marketing expenses for the nine months ended April 1, 2012 decreased by $9.3 million, or 12%, compared to the corresponding period of fiscal 2011. The decrease in sales and marketing expenses was primarily due to a decrease of $2.6 million in employee-related expenses resulting from headcount reduction and a decrease of $2.4 million in commission expense due to the combined impact of headcount reduction and lower revenue. Other significant decreases in sales and marketing expenses in the nine months April 1, 2012, included a decrease of $1.3 million in professional fees, a decrease of $1.0 million in IT expenses, and a decrease of $0.9 million in both travel supplies expenses.
Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products. Research and development expenses for the three months ended April 1, 2012 decreased by $0.9 million, or 8%, compared to the corresponding period of fiscal 2011. The decrease in research and development expenses was primarily due to a decrease in employee-related costs resulting from headcount reduction.
Research and development expenses for the nine months ended April 1, 2012 decreased by $2.3 million, or 6%, compared to the corresponding period of fiscal 2011. The decrease in research and development expenses was primarily due to a decrease of $2.8 million in employee-related costs, partially offset by increases in various other expenses, the most significant of which was a combined decrease of approximately $1.0 million in engineering project expenses and professional fees.
General and Administrative Expenses
General and administrative expenses for the three months ended April 1, 2012 increased by $1.5 million, or 25%, compared to the corresponding period of fiscal 2011. The increase in general and administrative expenses was primarily due to a combined increase of $1.5 million in legal expenses and professional fees.
General and administrative expenses for the nine months ended April 1, 2012 increased by $3.2 million, or 17%, compared to the corresponding period of fiscal 2011. The increase in general and administrative expenses was primarily due to an increase of $1.6 million in professional fees, and an increase of $2.3 million in legal-related expenses, partially offset by a net decrease of $1.2 million in employee costs.
Restructuring, Net
Beginning in the third quarter of fiscal 2011, we implemented several restructuring initiative, involving among other things, a reduction of our worldwide workforce. The associated restructuring costs primarily consisted of cash severance, contract termination costs and other termination benefits. Restructuring charges was insignificant in the three months ended April 1, 2012 and $1.4 million in the first nine months of fiscal 2012. In connection with the ongoing restructuring activities, we are in the process of closing certain of our foreign offices which may result in a decision to eliminate certain legal entities. To the extent we liquidate or substantially liquidate those entities, any amount of foreign currency cumulative translation adjustments recognized in accumulated other comprehensive income (loss) would be required to be recognized in our statement of operations. As of April 1, 2012, the amount of that potential gain recognition is approximately $1.6 million. As of April 1, 2012, we had $0.7 million of restructuring liabilities remaining, which we anticipate paying by the first quarter of fiscal 2013.
Interest Income
The change in interest income in the three and nine months ended April 1, 2012, compared to the corresponding period of fiscal 2011 was insignificant.
Interest Expense
The decrease in interest expense in both the three and nine months ended April 1, 2012, compared to the corresponding period of fiscal 2011 was insignificant.
Other Income / (Expense), Net
Other expense, net decreased by approximately $0.1 million in the third quarter of fiscal 2012, and decreased by $0.3 million in the nine months ended April 1, 2012 compared to the corresponding periods of fiscal 2011. The changes in other income and expense primarily resulted from net realized and unrealized gains and losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. dollars.
Provision (Benefit) for Income Taxes
We recorded an income tax provision of $0.5 million and $0.4 million for the three months ended April 1, 2012 and March 27, 2011, respectively.  We recorded an income tax provision of $1.2 million and $0.8 million for the nine months ended April 1, 2012 and March 27, 2011, respectively. The income tax provision for the three months ended April 1, 2012 consisted primarily of taxes on foreign income and U.S. state income taxes. The income tax provision for the three months ended March 27, 2011 consisted primarily of taxes on foreign income and U.S. state income taxes. The income tax provision for the nine months ended April 1, 2012 consisted primarily of taxes on foreign income and U.S. state income taxes, partially offset by a benefit for the release of an unrecognized tax benefit due to the expiration of the statute of limitations. The income tax provision for the nine months ended March 27, 2011 consisted primarily of taxes on foreign income and U.S. state income taxes, partially offset by a reversal of previously recorded deferred tax liabilities. The income tax provisions for both fiscal years were calculated based on the results of operations for the three and nine month periods ended April 1, 2012 and March 27, 2011, and may not reflect the annual effective rate.
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

Recently Issues Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income ("OCI") in the financial statements and provides companies two options for presenting OCI, which until now has typically been placed within the statement of shareholders' equity and comprehensive income (loss). One option allows an OCI statement to be included with the net income statement, and together the two will make a statement of total comprehensive income.  Alternatively, companies may present an OCI statement separate from the net income statement; however, the two statements will have to appear consecutively within a financial report.  This ASU does not affect the types of items that are reported in OCI, nor does it affect the calculation or presentation of earnings per share.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this standard in the first quarter of fiscal 2013, and our adoption of this standard is not expected to have a material impact on our financial statements.

Liquidity and Capital Resources
The following summarizes information regarding our cash, investments, and working capital (in thousands):

	April 1, 2012	July 3, 2011
Cash and cash equivalent	$53,323	$49,972
Short-term investments	22,349	41,357
Marketable securities	71,577	55,648
Total cash and investments	$147,249	$146,977
Working capital	$70,863	$57,561
As of April 1, 2012, our principal sources of liquidity consisted of cash, cash equivalents and investments of $147.2 million and net accounts receivable of $45.7 million. Historically, our principal uses of cash have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products and purchases of property and equipment. We believe that our $147.2 million of cash and cash equivalents and investments at April 1, 2012 will be sufficient to fund our operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. In the future, we may seek additional equity or debt financing, however, such additional funds may not be available on terms favorable to us or at all.
Key Components of Cash Flows and Liquidity
A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Nine Months Ended
	April 1, 2012	March 27, 2011
Net cash provided by operating activities	$6,407	$15,497
Net cash used in investing activities	(3,905)	(19,378)
Net cash provided by financing activities	1,754	1,637
Foreign currency effect on cash	(905)	679
Net increase (decrease) in cash and cash equivalents	$3,351	$(1,565)
Net Cash Provided By Operating Activities
Cash from operations in the nine months ended April 1, 2012 was $6.4 million, a decrease of $9.1 million compared to the corresponding period of fiscal 2011. While net income was higher by $3.3 million in the first nine months of fiscal 2012, operating cash flow was negatively impacted by an increase in accounts receivable primarily attributable to timing of cash collections and a decrease in accrued liabilities, partially offset by an increase in accounts payable, including $1.6 million of unpaid invoices to one contract manufacturer.
Net Cash Used In Investing Activities
We used $3.9 million in investing activities in the nine months ended April 1, 2012, comprised of $53.3 million used to purchase investment securities and $4.4 million used to purchase property and equipment, and $0.3 million used to purchase intangible assets, partially offset by proceeds of $54.1 million from the sale and maturities of investments.
Net Cash Provided by Financing Activities
Cash flow provided by financing activities in the nine months ended April 1, 2012 was $1.8 million, comprised of proceeds from the exercise of stock options and purchases of shares of our common stock under the ESPP, offset by taxes paid on vested and released stock awards, and option payments of $1.0 million related to the pending sale of the Company's corporate campus.
Contractual Obligations
Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $40.2 million as of April 1, 2012, an increase of $14.2 million from $26.0 million as of July 3, 2011. We expect to honor the inventory purchase commitments within the next 12 months. We did not have material commitments for capital expenditures as of April 1, 2012.
As of April 1, 2012, we had $0.8 million of income tax liabilities for which we were unable to reasonably estimate the timing of settlement.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of April 1, 2012.

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
The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of April 1, 2012. This table does not include money market funds because those funds are generally not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
			(In thousands)
Included in short-term investments	$2,103	$20,245	$—	$22,348	$22,348
Weighted average interest rate	1.24%	1.11%	—
Included in marketable securities	$—	$—	$71,577	$71,577	$71,577
Weighted average interest rate	—	—	0.91%
The following tables present hypothetical changes in fair value of the financial instruments held at April 1, 2012 that are sensitive to changes in interest rates:

Unrealized gain given a decrease in interest rate of X bps		Fair value as of April 1, 2012 (In thousands)	Unrealized loss given an increase in interest rate of X bps
(100 bps)	(50 bps)		100 bps	50 bps
$1,415	$702	$93,926	$(1,377)	$(693)
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
Foreign Exchange Forward Contracts
We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and remeasurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona, the Indian Rupee and the British Pound. These derivatives do not qualify as hedges. At April 1, 2012, these forward foreign currency contracts had a notional principal amount of $16.2 million and an immaterial unrealized loss on foreign exchange contracts. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities. We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense).
Foreign currency transaction gains and losses were a $0.2 million gain for the three months ended April 1, 2012, and a $0.2 million loss for the three months ended March 27, 2011. Foreign currency transaction gains and losses were a $0.1 million gain for the nine months ended April 1, 2012, and a $0.4 million loss for the nine months ended March 27, 2011.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 1, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For information regarding litigation matters that we deem significant, refer to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended July 3, 2011 and Note 5 to our Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report which are incorporated herein by reference.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable

Item 3.	Defaults Upon Senior Securities – Not applicable

Item 4.	Mine Safety Disclosure - Not Applicable

Item 5.	Other Information

Item 6.	Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

10.1	Option Agreement, dated January 16, 2012, between Extreme Networks, Inc. and Trumark Companies, LLC.	10-Q	2/7/2012	10.5

10.2	Amendment to the Option Agreement dated September 17, 2010, between Extreme Networks, Inc. and Trumark Companies, LLC	10-Q	2/7/2012	10.6

10.3	Letter Agreement, dated March 9, 2012, between Extreme Networks, Inc. and James Judson.	8-K	3/12/2012	10.1

31.1	Section 302 Certification of Chief Executive Officer				X

31.2	Section 302 Certification of Interim Chief Financial Officer				X

32.1	Section 906 Certification of Chief Executive Officer				X

32.2	Section 906 Certification of Interim Chief Financial Officer				X

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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
May 4, 2012