Form 10-Q
period 2012-09-30
EXTREME NETWORKS INC
filed 2012-11-01
CIK 1078271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 ___________________________
Form 10-Q
 ___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at October 26, 2012 was 95,053,355.

EXTREME NETWORKS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$96,712	$54,596
Short-term investments	40,827	23,358
Accounts receivable, net of allowances of $1,199 at September 30, 2012 and $1,646 at June 30, 2012	34,706	41,166
Inventories	22,754	26,609
Deferred income taxes	494	644
Prepaid expenses and other current assets	5,778	5,655
Assets held for sale	—	17,081
Total current assets	201,271	169,109
Property and equipment, net	9,214	25,180
Marketable securities	65,065	75,561
Intangible assets, net	5,003	5,106
Other assets	9,360	9,634
Total assets	$289,913	$284,590
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,820	$19,437
Accrued compensation and benefits	11,564	13,409
Restructuring liabilities	347	463
Accrued warranty	2,971	2,871
Deferred revenue, net	30,007	31,769
Deferred distributors revenue, net of cost of sales to distributors	15,752	15,319
Other accrued liabilities	12,432	13,480
Total current liabilities	84,893	96,748
Deferred revenue, less current portion	7,284	7,559
Other long-term liabilities	890	643
Commitments and contingencies (Note 3)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 95,009,061 shares issued and outstanding at September 30, 2012 and 133,965,455 and 94,333,619 shares issued and outstanding, respectively, at June 30, 2012	95	134
Treasury stock, zero and 39,631,836 shares at September 30, 2012 and June 30, 2012, respectively	—	(149,666)
Additional paid-in-capital	824,129	970,609
Accumulated other comprehensive income	283	(861)
Accumulated deficit	(627,661)	(640,576)
Total stockholders’ equity	196,846	179,640
Total liabilities and stockholders’ equity	$289,913	$284,590
See accompanying notes to consolidated financial statements.
EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30, 2012	October 2, 2011
Net revenues:
Product	$61,119	$63,213
Service	15,008	15,681
Total net revenues	76,127	78,894
Cost of revenues:
Product	30,476	29,478
Service	5,676	5,880
Total cost of revenues	36,152	35,358
Gross profit:
Product	30,643	33,735
Service	9,332	9,801
Total gross profit	39,975	43,536
Operating expenses:
Research and development	10,566	12,408
Sales and marketing	22,027	22,121
General and administrative	5,357	6,270
Restructuring charge (credit), net of reversals	(10)	955
Gain on sale of facilities	(11,537)	—
Total operating expenses	26,403	41,754
Operating income	13,572	1,782
Interest income	269	293
Interest expense	(1)	(37)
Other income (expense), net	(348)	57
Income before income taxes	13,492	2,095
Provision for income taxes	577	512
Net income	$12,915	$1,583
Basic and diluted net income per share:
Net income per share – basic	$0.14	$0.02
Net income per share – diluted	$0.14	$0.02
Shares used in per share calculation – basic	94,738	92,768
Shares used in per share calculation – diluted	95,499	94,055
 See accompanying notes to consolidated financial statements.
EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30, 2012	October 2, 2011
Net income:	$12,915	$1,583
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on investment	302	444
Change in net foreign currency translation adjustment	842	(861)
Other comprehensive income (loss)	1,144	(417)
Total comprehensive income	$14,059	$1,166

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30, 2012	October 2, 2011
Cash flows from operating activities:
Net income	$12,915	$1,583
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in accrued investment income	396	961
Depreciation and amortization	1,171	1,341
Amortization of intangible assets	438	519
Recovery of doubtful accounts	(252)	(140)
Provision for returns reserves	(196)	229
Provision for excess and obsolete inventory	1,546	37
Deferred income taxes	149	7
Stock-based compensation	2,168	1,895
Gain on sales of facilities	(11,537)	—
Unrealized loss (gain) on foreign exchange transactions	371	(366)
Changes in operating assets and liabilities, net
Accounts receivable	6,908	4,962
Inventories	2,310	(1,468)
Prepaid expenses and other assets	173	4,203
Accounts payable	(7,617)	(2,909)
Accrued compensation and benefits	(1,844)	(2,505)
Other current and long term liabilities	(47)	(12,293)
Net cash provided by (used in) operating activities	7,052	(3,944)
Cash flows provided by (used in) investing activities:
Capital expenditures	(1,562)	(748)
Purchases of investments	(7,066)	(21,096)
Proceeds from maturities of investments and marketable securities	—	10,300
Proceeds from sales of investments and marketable securities	—	9,915
Proceeds from sales of facilities	42,659	—
Net cash provided by (used in) investing activities	34,031	(1,629)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	593	620
Net cash provided by financing activities	593	620

Foreign currency effect on cash	440	(805)

Net increase (decrease) in cash and cash equivalents	42,116	(5,758)

Cash and cash equivalents at beginning of period	54,596	49,972
Cash and cash equivalents at end of period	$96,712	$44,214
See accompanying notes to the consolidated financial statements.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The unaudited condensed consolidated financial statements of Extreme Networks, Inc. (referred to as the “Company” or “Extreme Networks”) included herein have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations. The condensed consolidated balance sheet at September 30, 2012 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at September 30, 2012. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for fiscal 2013 or any future periods.

2. Summary of Significant Accounting Policies
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
In accordance with the software revenue recognition accounting standard, the Company continues to recognize revenue for software using the residual method for its sale of standalone software products, including optional software upgrades and other software that is not essential to the functionality of the hardware with which it is sold. After allocation of the relative selling price to each element of the arrangement, the Company recognizes revenue in accordance with the Company's policies for product, software, and service revenue recognition.
3. Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires one of two alternatives for presenting comprehensive income and eliminates the option to report other comprehensive income and its components as a part of the Consolidated Statements of Stockholders' Equity. Additionally, ASU 2011-05 requires presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The requirement related to the reclassification adjustments from other comprehensive income to net income was deferred in December 2011, as a result of the issuance of ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05 (Topic 220). The amendments in ASU 2011-05, as amended by ASU 2011-12, do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05, as amended by ASU 2011-12 is effective for fiscal years and interim periods within those years beginning after December 15, 2011 and is to be applied retrospectively. The Company adopted ASU 2011-05 in the quarter ended September 30, 2012.
4. Balance Sheet Accounts
Cash, Cash Equivalents, Short-Term Investments and Marketable Securities
Summary of Cash and Available-for-Sale Securities (in thousands)

	September 30, 2012	June 30, 2012
Cash	$25,132	$18,455

Cash equivalents	$71,580	$36,141
Short-term investments	40,827	23,358
Marketable securities	65,065	75,561
Total available-for-sale	$177,472	$135,060

Total cash and available for sale securities	$202,604	$153,515
Available-for-Sale Securities
The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
September 30, 2012
Money market funds	$71,580	$71,580	$—	$—
U.S. corporate debt securities	91,537	91,883	352	(6)
U.S. government agency securities	11,251	11,256	5	—
U.S. municipal bonds	2,743	2,753	10	—
	$177,111	$177,472	$367	$(6)
Classified as:
Cash equivalents	$71,580	$71,580	$—	$—
Short-term investments	40,701	40,827	126	—
Marketable securities	64,830	65,065	241	(6)
	$177,111	$177,472	$367	$(6)
June 30, 2012
Money market funds	$36,141	$36,141	$—	$—
U.S. corporate debt securities	84,882	84,949	148	(81)
U.S. government agency securities	11,241	11,234	3	(10)
U.S. municipal bonds	2,738	2,736	—	(2)
	$135,002	$135,060	$151	$(93)
Classified as:
Cash equivalents	$36,141	$36,141	$—	$—
Short-term investments	23,311	23,358	48	(1)
Marketable securities	75,550	75,561	103	(92)
	$135,002	$135,060	$151	$(93)

The amortized cost and estimated fair value of available-for-sale investments in debt securities at September 30, 2012, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$40,701	$40,828
Due in 1-2 years	35,353	35,443
Due in 2-5 years	29,477	29,621
Due in more than 5 years	—	—
Total investments in available for sale debt securities	$105,531	$105,892
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

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012
U.S. corporate debt securities	$5,111	$(6)	$—	$—	$5,111	$(6)
U.S. government agency securities	$—	$—	$—	$—	$—	$—
U.S. municipal bonds	$—	$—	$—	$—	$—	$—
	$5,111	$(6)	$—	$—	$5,111	$(6)

The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income into earnings using the specific identification method. During the three months ended September 30, 2012 and October 2, 2011, realized gains or losses recognized on the sale of investments were not significant. As of September 30, 2012, three out of sixty-three investment securities had unrealized losses. The unrealized gains / (losses) on the Company’s investments were caused by interest rate fluctuations. Substantially all of the Company’s available-for-sale investments are investment grade government and corporate debt securities that have maturities of less than three years. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized costs.
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
Inventories at September 30, 2012 and June 30, 2012, respectively, were (in thousands):

	September 30, 2012	June 30, 2012
Inventory	$25,267	$27,964
Less: Excess and Obsolete Inventory	2,513	1,355
Inventory, net	$22,754	$26,609
Long-Lived Assets
Long-lived assets include property and equipment, intangible assets, and service inventory. Property and equipment, and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of these assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. The Company reduces the carrying value of service inventory to net realizable value based on excess and obsolete inventories which are primarily determined by age of inventory and future demand forecasts.
On September 11, 2012, the Company completed the sale of its campus and accompanying 16 acres of land in Santa Clara, California for net cash proceeds of approximately $44.7 million. On September 12, 2012, the Company entered into an agreement with the buyer, whereby the Company will lease three of the four buildings comprising the campus, under a cancellable lease arrangement expiring on January 31, 2013 for one building and on August 31, 2014 for the remaining two buildings. The lease is terminable by the Company upon 30 days notice at any time before August 31, 2014. As of September 30, 2012, future minimum rent payments under the lease were $1.1 million for the remainder of fiscal 2013, $5.5 million in fiscal 2014 and $1.0 million in fiscal 2015.
During the quarter ended September 30, 2012, the Company realized a gain of $11.7 million in connection with the sale of its campus, of which approximately $0.1 million was deferred and will be recognized ratable over the lease term expiring on January 31, 2013.
Intangible Assets
The following tables summarize the components of gross and net intangible asset balances (in thousands):

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2012
Patents	7.4 years	$1,800	$740	$1,060
License Agreements	9.6 years	10,157	6,542	3,615
Other Intangibles	3.0 years	659	331	328
		$12,616	$7,613	$5,003

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2012
Patents	7.4 years	$1,800	$669	$1,131
License Agreements	9.3 years	10,158	6,231	3,927
Other Intangibles	0.3 years	324	276	48
		$12,282	$7,176	$5,106
Amortization expense was $0.4 million and $0.5 million for the three months ended September 30, 2012 and October 2, 2011, respectively. Amortization expense expected to be recorded for each of the next five years is as follows (in thousands):

For the fiscal year ending:
Remaining for fiscal 2013	$1,044
2014	916
2015	549
2016	375
2017	302
Thereafter	1,817
Total	$5,003
Service Inventory
The Company holds service inventory to support customers who have purchased long term service contracts with a hardware replacement element.

	September 30, 2012	June 30, 2012
Service Inventory	$12,992	$13,109
Less: Excess and Obsolete Inventory	4,947	5,074
Service Inventory, Net	$8,045	$8,035
Deferred Revenue, Net
Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenue when the revenue recognition criteria have not been met. The following table summarizes deferred revenue, net at September 30, 2012 and June 30, 2012, respectively (in thousands):

	September 30, 2012	June 30, 2012
Deferred services	$35,863	$37,708
Deferred product:
Deferred revenue	1,798	2,236
Deferred cost of sales	(370)	(616)
Deferred product revenue, net	1,428	1,620
Balance at end of period	37,291	39,328
Less: current portion	30,007	31,769
Non-current deferred revenue, net	$7,284	$7,559

The Company offers for sale to its customers renewable support arrangements, including extended warranty contracts, that range from one to five years. Deferred support revenue is included within deferred revenue, net within the Services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended
	September 30, 2012	October 2, 2011
Balance beginning of period	$37,461	$35,802
New support arrangements	12,537	14,600
Recognition of support revenue	(14,337)	(14,672)
Balance end of period	35,661	35,730
Less: current portion	28,377	28,176
Non-current deferred revenue	$7,284	$7,554

Deferred Distributors Revenue, Net of Cost of Sales to Distributors
The Company records revenue from its distributors on a sell-through basis, recording deferred revenue and deferred cost of sales associated with all sales transactions to its distributors in “Deferred distributors revenue, net of cost of sales to distributors” in the liability section of its consolidated balance sheet. When the Company ships products to its distributors, legal title to the products passes to its distributors, and a legally enforceable obligation is created for the distributors to pay on a current basis. Therefore, the Company records a trade receivable at the contractual discount to the list selling price and relieves inventory for the cost of goods shipped to the distributor.
The amount shown as “Total deferred distributors revenue, net of cost of sales to distributors” represents the deferred gross margin on sales to distributors based on contractual pricing. Distributors purchase products from the Company at a contractual discount based on geographic region and resell the Company's products at a very broad range of individually negotiated price points depending on competitive factors and other market conditions. A portion of the deferred revenue balance represents an amount of the distributors' original purchase price that will be remitted back to the distributors after resale transactions are reported to the Company. Therefore, the amount of gross margin the Company will recognize in future periods from distributor sales will be less than the deferred amount recorded for the original sale to the distributor as a result of the price concessions negotiated at the time of sell-through. The wide range and variability of negotiated price credits granted to distributors do not allow the Company to accurately estimate the portion of the balance in the deferred revenue that will be credited to the distributors in the future. Therefore, the Company does not reduce deferred revenue by anticipated future price credits; instead, price credits are recorded against revenue and accounts receivable when incurred, which is generally at the time the distributor sells the product.
The following table summarizes deferred distributors revenue, net of cost of sales to distributors at September 30, 2012 and June 30, 2012, respectively (in thousands):

	September 30, 2012	June 30, 2012
Deferred revenue	$20,737	$20,361
Deferred cost of Sales	(4,985)	(5,042)
Total deferred distributors revenue, net of cost of sales to distributors	$15,752	$15,319

Guarantees and Product Warranties
Upon issuance of a standard product warranty, the Company discloses and recognizes a liability for the obligation it assumes under the warranty. The following table summarizes the activity related to the Company’s product warranty liability during the three months ended September 30, 2012 and October 2, 2011:

	Three Months Ended
	September 30, 2012	October 2, 2011
Balance beginning of period	$2,871	$2,640
New warranties issued	1,561	1,648
Warranty expenditures	(1,461)	(1,586)
Balance end of period	$2,971	$2,702

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
The following table sets forth major customers accounting for 10% or more of our net revenue. The amounts for the three months ended October 2, 2011 have been revised to correct previously disclosed amounts:

	Three Months Ended
	September 30, 2012	October 2, 2011
Westcon Group Inc.	15%	16%
Scansource, Inc.	12%	15%
Ericsson AB	*	13%
Tech Data Corporation	10%	10%

* Less than 10% of revenue
The following table sets forth major customers accounting for 10% or more of our accounts receivable balance:

	September 30, 2012	June 30, 2012
Ericsson AB	16%	21%
Scansource Inc.	11%	*
Westcon Group Inc.	10%	16%

* Less than 10% of accounts receivable

Retirement of Treasury Stock
During the quarter ended September 30, 2012, the Company retired 39,631,836 shares of treasury stock. These retired shares are now included in the Company's authorized but unissued shares.  The retired shares had a carrying value of approximately $149.7 million, and upon the formal retirement of the shares, the Company reduced par value by approximately $0.1 million and additional paid-in capital by approximately $149.7 million.
5. Fair Value Measurements

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

• Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2012	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Municipal bonds	$—	$2,753	$—	$2,753
Federal agency notes	—	11,256	—	11,256
Money market funds	71,580	—	—	71,580
Corporate notes/bonds	—	91,883	—	91,883
Total	$71,580	$105,892	$—	$177,472

Liabilities
Foreign currency forward contracts	$—	$16	$—	$16
Total	$—	$16	$—	$16

June 30, 2012	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Municipal bonds	$—	$2,736	$—	$2,736
Federal agency notes	—	11,234	—	11,234
Money market funds	36,141	—	—	36,141
Corporate notes/bonds	—	84,949	—	84,949
Foreign currency forward contracts	—	179	—	179
Total	$36,141	$99,098	$—	$135,239
Level 2 investment valuations are based on inputs such as quoted market prices of similar instruments, dealer quotations or valuations provided by alternative pricing sources supported by observable inputs. These generally include U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations. As of September 30, 2012 and June 30, 2012, the Company had no assets or liabilities classified within Level 3. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended September 30, 2012 and October 2, 2011.

6. Share-based Compensation
Share-based compensation expense recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

	Three Months Ended
	September 30, 2012	October 2, 2011
Cost of product revenue	$174	$156
Cost of service revenue	159	114
Research and development	432	472
Sales and marketing	727	496
General and administrative	676	657
Total share-based compensation expense	$2,168	$1,895
During the three months ended September 30, 2012 and October 2, 2011, the Company did not capitalize any stock-based compensation expense in inventory, as the amounts were immaterial. The income tax benefit for share-based compensation expense was immaterial in each of the three months ended September 30, 2012 and October 2, 2011.
The weighted-average grant-date per share fair value of options granted during the three months ended September 30, 2012 and October 2, 2011 were $1.85 and $1.66, respectively. The weighted-average estimated per share fair value of shares purchased under the Company’s 1999 Employee Stock Purchase Plan (“ESPP”) during the three months ended September 30, 2012 and October 2, 2011 were $0.87 and $0.96, respectively.
The following table summarizes stock option activity under all plans for the three months ended September 30, 2012:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000’s)
Options outstanding at June 30, 2012	9,006	$3.68
Granted	779	$3.41
Exercised	(202)	$2.94		$120
Canceled	(461)	$3.78
Options outstanding at September 30, 2012	9,122	$3.67	4.95	$1,752
Exercisable at September 30, 2012	5,672	$3.88	4.34	$1,412
Vested and expected to vest at September 30, 2012	8,803	$3.68	4.90	$1,733
Stock Awards
Stock awards may be granted under the 2005 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock which vests over a fixed period.

The following table summarizes stock award activity for the three months ended September 30, 2012:

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value	Aggregate Fair Market Value ($000's)
Non-vested stock outstanding at June 30, 2012	1,078	$2.35
Granted	832	$3.32
Vested	(450)	$3.31	$1,488
Cancelled	(40)	$3.19
Non-vested stock outstanding at September 30, 2012	1,420	$2.59

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

	Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Expected life	5 yrs	5 yrs	0.25 yrs	0.25 yrs
Risk-free interest rate	0.90%	1.09%	0.06%	0.04%
Volatility	66%	59%	69%	62%
Dividend yield	0.0%	0.0%	0.0%	0.0%
The Company is required to estimate the expected forfeiture rate and only recognize expense on a straight-line method for those shares expected to vest.

7. Commitments and Contingencies
Purchase Commitments
The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. The arrangements allow them to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to the purchase of long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of September 30, 2012, the Company had non-cancelable commitments to purchase approximately $31.1 million of such inventory.
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
Intellectual Property Litigation
Enterasys Networks
On April 20, 2007, the Company filed suit against Enterasys Networks in the United States District Court for the Western District of Wisconsin, Civil Action No. 07-C-0229-C. The complaint alleged willful infringement of U.S. Patents Nos. 6,104,700, 6,678,248, and 6,859,438, and sought injunctive relief against Enterasys' continuing sale of infringing goods and monetary damages. Enterasys responded to the complaint on May 30, 2007, and also filed counterclaims alleging infringement of three U.S. patents owned by Enterasys. On April 9, 2008, the Court dismissed Enterasys' counterclaims on one of its patents with prejudice. On May 5, 2008, the Court granted the Company's motion for summary judgment, finding that it does not infringe Enterasys' two remaining patents and dismissing all of Enterasys' remaining counterclaims with prejudice. On May 30, 2008, a jury found that Enterasys infringed all three of the Company's patents and awarded it damages in the amount of $0.2 million. The Court also ruled in the Company's favor on Enterasys' challenge to the validity of the Company's patents. On October 29, 2008, the Court denied Enterasys' post-trial motion for judgment as a matter of law, and granted Extreme Network's motion for a permanent injunction against Enterasys. The injunction order permanently enjoins Enterasys from manufacturing, using, offering to sell, selling in the U.S. and importing into the U.S. the Enterasys products accused of infringing Extreme Network's three patents. On March 16, 2009, the Court also denied Enterasys' motion for a new trial, but granted Enterasys' motion for a stay of the injunction pending appeal. On April 17, 2009, Enterasys filed its notice of appeal and on May 1, 2009, the Company filed its cross appeal. On September 30, 2010, the U.S. Court of Appeals for the Federal Circuit upheld the jury verdict of infringement by Enterasys of the Company's patents and the Districts Court's summary judgment of non-infringement by the Company of Enterasys' '727 patent. The Federal Circuit reversed the judgment of non-infringement by the Company of Enterasys '181 patent, holding that the District Court Judge applied an incorrect claim construction and reversed the District Court's denial of the Company's request for attorneys' fees as premature.  On November 4, 2011, a jury returned a verdict of non-infringement by the Company of the '181 patent and found the patent to be valid. Both parties filed post-trial motions, including motions for a new trial, for judgment as a matter of law and for attorneys fees, all of which the Court denied on July 11, 2012. Enterasys did not file a notice of appeal by the August 10, 2012 deadline.  Consequently, the judgment of non-infringement in favor of the Company in the second trial is final. During the fourth quarter of fiscal 2012, Enterasys paid the Company $0.6 million related to the judgment.  Of this amount, $0.2 million was for damages and interest and $0.4 million was reimbursement of costs from the first trial.
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
Chrimar Systems
On October 31, 2011, Chrimar Systems, Inc. dba CMS Technologies, and Chrimar Holding Company filed suit against the Company, Cisco Systems, Inc., and Cisco Consumer Products LLC. Cisco-Linksys LLC, Hewlett-Packard Company, 3Com Corporation and Avaya, Inc. in the United States District Court for the District of Delaware, Civil Action No. 11-1050 (the "Delaware action").  The complaint alleges infringement of U.S. Patent No. 7,457,250.   The Delaware action has been stayed pursuant to 28 USC Section 1659(a) pending final determination of the International Trade Commission action described below, based on the fact that the allegations in both cases relate to the same patent.
On November 1, 2011, Chrimar filed a complaint with the International Trade Commission, pursuant to Section 337 of the Tariff Act of 1930, as amended, alleging that the Company imports into the United States, sells for importation and/or sells within the United States after importation of products and/or systems infringing U.S. Patent No. 7,457,250 patent, the same patent asserted in the Delaware action.  On December 2, 2011, the International Trade Commission instituted an investigation of these allegations (the "ITC action").  The complaint in the ITC action seeks a permanent order excluding from entry into the United States all infringing articles that are manufactured, imported or sold by the Company that infringe U.S. Patent No. 7,457,250. On July 20, 2012, Chrimar filed a motion to withdraw its complaint in the ITC and the motion was granted on August 1, 2012 by the presiding administrative law judge.  The ALJ's decision is pending review by the ITC Commissioners.
During the fourth quarter of the fiscal 2012, the Company engaged in settlement discussions with Chrimar Systems Inc.  As part of the negotiations the Company determined that it is reasonably possible that a range of loss could be between $0.3 million and $1.4 million which is dependent on a number of factors including whether mutually acceptable settlement terms can be reached. This matter was still pending as of September 30, 2012.
Reefedge Networks
On September 17, 2012, Reefedge Networks, LLC filed suit against the Company in the United States District Court for the District of Delaware, Civil Action No. 12-1148. The complaint alleges wrongful use, making, selling, and/or offering to sell products that infringe U.S. Patent Nos. 6,633.761; 6,975,864; and 7,197,308 and seeks unspecified monetary damages and a permanent injunction for products originating from a single supplier to which the Company has submitted an indemnification request. Given the preliminary nature of the claims, it is premature to assess the likelihood of a particular outcome.  No answer has been filed, and the Company plans to vigorously defend itself.
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
8. Income Taxes
The Company recorded an income tax provision of $0.6 million and $0.5 million for the first quarter of fiscal 2013 and first quarter of fiscal 2012, respectively.
The income tax provision for the first quarter of fiscal 2013 consisted primarily of taxes on foreign income and U.S. state income taxes. The income tax provision for the first quarter of fiscal 2012 consisted primarily of taxes on foreign income and U.S. state income taxes. The income tax provisions for both quarters were calculated based on the results of operations for the three months ended September 30, 2012 and October 2, 2011, and may not reflect the annual effective rate.
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
The sale of the Company's buildings and land in Santa Clara, California during the quarter ended September 30, 2012 resulted in a tax loss that increased the amount of the Company's deferred tax assets with a corresponding increase to the related valuation allowance.
The Company had $25.8 million of unrecognized tax benefits as of September 30, 2012. The future impact of the unrecognized tax benefit of $25.8 million, if recognized, is as follows: approximately $0.5 million would impact the effective tax rate, and approximately $25.3 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. It is reasonably possible that the amount of unrealized tax benefit could decrease by approximately $0.2 million during the next twelve months due to the expiration of the statute of limitations in certain foreign jurisdictions.
Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Consolidated Statement of Operations and were immaterial for the quarter ended September 30, 2012. Accrued interest and penalties were approximately $80,000 and $0.2 million as of September 30, 2012 and October 2, 2011, respectively.
In general, the Company's U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 1998 forward due to net operating losses and the Company's state income tax returns are subject to examination for fiscal years 2001 forward due to net operating losses.

9. Net Income Per Share
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

	Three Months Ended
	September 30, 2012	October 2, 2011
Net income	$12,915	$1,583
Weighted-average shares used in per share calculation – basic	94,738	92,768
Incremental shares using the treasury stock method:
Stock options	356	316
Restricted stock units	294	820
Employee Stock Purchase Plan	111	151
Weighted -average share used in per share calculation – diluted	95,499	94,055
Net income per share – basic	0.14	0.02
Net income per share – diluted	0.14	0.02
Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan. Weighted stock options outstanding with an exercise price higher than the Company's average stock price for the periods presented are excluded from the calculation of diluted net income per share since the effect of including them would have been anti-dilutive due to the net income position of the Company during the periods presented. For the three months ended September 30, 2012 and October 2, 2011, the Company excluded 7.1 million and 8.7 million outstanding weighted average stock options, respectively, from the calculation of diluted earnings per common share because they would have been anti-dilutive.
10. Restructuring Charges
In the three months ended September 30, 2012, the Company had an immaterial adjustment to restructuring expense related to expenses incurred in connection with restructuring initiatives implemented in fiscal 2012.  Restructuring expense was approximately $1.0 million in the three months ended October 2, 2011. As of September 30, 2012, restructuring liabilities were $0.3 million, primarily comprised of termination benefits.

11. Foreign Exchange Forward Contracts
The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The Company records all derivatives on the balance sheet as Other Assets, Net at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona, the Indian Rupee and the British Pound. These derivatives do not qualify as hedges. At September 30, 2012, these forward foreign currency contracts had a notional principal amount of $12.0 million and an immaterial unrealized loss on foreign exchange contracts. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses from operations were a loss of $0.3 million for the three months ended September 30, 2012, and an immaterial gain for the three months ended October 2, 2011.

12. Disclosure about Segments of an Enterprise and Geographic Areas
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers with respect to the allocation of resources and performance.
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
The Company attributes revenues to geographic regions primarily based on the customer's ship-to location. Information regarding geographic areas is as follows (in thousands):

	Three Months Ended
Net Revenues:	September 30, 2012	October 2, 2011
Americas:
United States	$25,204	$25,803
Other	9,779	8,202
Total Americas	34,983	34,005
EMEA	28,519	29,480
APAC	12,625	15,409
Total net revenues	$76,127	$78,894

Substantially all of the Company’s assets were attributable to North America operations at September 30, 2012 and October 2, 2011.

13. Subsequent Events
On October 1, 2012, the Company announced that the Board of Directors authorized a share repurchase program for a maximum of $75 million to be purchased in the open market as and when deemed appropriate by the Company's management, in accordance with applicable U.S. securities laws and subject to limitations under the Internal Revenue Code in order to preserve the Company's net operating loss position. No purchases have been made as of the date of this filing.
On October 15, 2012, the Company entered into an agreement to lease approximately 56,218 square feet of space in Morrisville, North Carolina.  The lease commences on January 1, 2013 and will continue for an initial term of 7.8 years that expires on October 30, 2020.  The annual rent will be approximately $1.2 million in the initial year, increasing to approximately $1.4 million in the final year of the lease. The Company has two options to renew the lease for 5 years each.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particularly, our expectations regarding market demands, customer requirements and the general economic environment, and future results of operations, and other statements that include words such as “may” “expect” or “believe” . These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Quarterly Report on Form 10-Q for the first quarter of fiscal 2013, our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; the timing of any recovery in the global economy; risks related to pending or future litigation; and a dependency on third parties for certain components and for the manufacturing of our products.

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

Results of Operations
During the first quarter of fiscal 2013, we achieved the following results:

•	Net revenues of $76.1 million compared to net revenues of $78.9 million in the first quarter of fiscal 2012.

•	Product revenues of $61.1 million compared to product revenues of $63.2 million in the first quarter of fiscal 2012.

•	Service revenues of $15.0 million compared to service revenues of $15.7 million in the first quarter of fiscal 2012.

•	Total gross margin of 52.5% of net revenues (including share-based compensation expense of $0.2 million), compared to total gross margin of 55.2% of net revenues in the first quarter of fiscal 2012.

•	Operating income of $13.6 million (including gain on the sale of facilities of $11.5 million) compared to operating income of $1.8 million in the first quarter of fiscal 2012.

•
Net income of $12.9 million (including share-based compensation expense of $2.2 million and gain on the sale of facilities of $11.5 million) compared to net income of $1.6 million in the first quarter of fiscal 2012.

•	Cash flow provided by operating activities of $7.1 million compared to cash flow used in operating activities of $3.9 million in the first quarter of fiscal 2012.

•
Cash and cash equivalents, short-term investments and marketable securities increased by $49.1 million to $202.6 million from $153.5 million as of June 30, 2012, primarily due to cash provided by operating and investing activities, including the sale of buildings and land.

We operate in three regions: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Middle East, and Africa; and APAC which includes Asia Pacific, South Asia and Japan. The following table presents the total net revenue geographically for the three months ended September 30, 2012 and October 2, 2011, respectively (dollars in thousands):

	Three Months Ended
Net Revenue	September 30, 2012	October 2, 2011	$ Change	% Change
Americas:
United States	$25,204	$25,803	$(599)	(2.3)%
Other	9,779	8,202	1,577	19.2%
Total Americas	34,983	34,005	978	2.9%
Percentage of net revenue	46.0%	43.1%
EMEA	28,519	29,480	(961)	(3.3)%
Percentage of net revenue	37.5%	37.4%
APAC	12,625	15,409	(2,784)	(18.1)%
Percentage of net revenue	16.6%	19.5%
Total net revenues	$76,127	$78,894	$(2,767)	(3.5)%
Net Revenues
The following table presents net product and service revenue for the three months ended September 30, 2012 and October 2, 2011, respectively (dollars in thousands):

	Three Months Ended
	September 30, 2012	October 2, 2011	$ Change	% Change
Net Revenue:
Product	$61,119	$63,213	$(2,094)	(3.3)%
Percentage of net revenue	80.3%	80.1%
Service	15,008	15,681	(673)	(4.3)%
Percentage of net revenue	19.7%	19.9%
Total net revenue	$76,127	$78,894	$(2,767)	(3.5)%

Product revenue decreased by $2.1 million or 3.3% in the three months ended September 30, 2012 compared to the corresponding period of fiscal 2012 primarily due to lower sales volume to our customers in the APAC region. From a country perspective, we experienced lower sales volume to enterprise customers and service providers in China and Japan in the first quarter of fiscal 2013, compared to the first quarter last year, partly due to longer sales cycle.
Service revenue decreased by $0.7 million in the three months ended September 30, 2012 compared to the corresponding period of fiscal 2012. Service revenue in the first quarter of fiscal 2012 included one-time revenue of approximately $1.2 million from a customer in the APAC region.
Cost of Revenue and Gross Profit
The following table presents the gross profit on product and service revenue and the gross profit percentage of net revenue for the fiscal years 2012, 2011 and 2010 (dollars in thousands):

	Three Months Ended
	September 30, 2012	October 2, 2011	$ Change	% Change
Gross profit:
Product	$30,643	$33,735	$(3,092)	(9.2)%
Percentage of product revenue	50.1%	53.4%
Service	9,332	9,801	(469)	(4.8)%
Percentage of service revenue	62.2%	62.5%
Total gross profit	$39,975	$43,536	$(3,561)	(8.2)%
Percentage of net revenue	52.5%	55.2%

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
Product gross profit decreased slightly in the three months ended September 30, 2012 as compared to the corresponding period of fiscal 2012. Product gross margin declined to 50.1% from 53.4%, primary due to unfavorable product mix, an increase in charges for excess and obsolete inventory and, to a lesser extent, higher sales discounts and rebates.
Our cost of service revenue consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross profit and gross margin were flat in the three months ended September 30, 2012 as compared to the corresponding period of fiscal 2012.
Operating Expenses
The following table presents operating expenses and operating income (in thousands, except percentages):

	Three Months Ended
	September 30, 2012	October 2, 2011	$ Change	% Change
Research and development	$10,566	$12,408	$(1,842)	(14.8)%
Sales and marketing	22,027	22,121	(94)	(0.4)%
General and administrative	5,357	6,270	(913)	(14.6)%
Restructuring charge (credit), net of reversal	(10)	955	(965)	(101.0)%
Gain on sale of campus	(11,537)	—	(11,537)	100.0%
Total operating expenses	$26,403	$41,754	$(15,351)	(36.8)%
Operating income	$13,572	1,782	$11,790	661.6%

The following table highlights our operating expenses and operating income as a percentage of net revenues:

	Three Months Ended
	September 30, 2012	October 2, 2011
Research and development	13.9%	15.7%
Sales and marketing	28.9%	28.0%
General and administrative	7.0%	8.0%
Restructuring charge (credit), net of reversal	—%	1.2%
Gain on sale of campus	(15.2)%	—%
Total operating expenses	34.6%	52.9%
Operating income	17.8%	2.3%
Research and Development Expenses
Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products. Research and development expenses in the three months ended September 30, 2012 decreased by $1.8 million, or 15%, compared to the corresponding period of fiscal 2012. The decrease in research and development expenses was primarily attributable to lower spending on engineering project expenses, due to variability in the timing of planned spending on new product development projects.
Sales and Marketing Expenses
Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses.
Sales and marketing expenses in the three months ended September 30, 2012 decreased by $0.1 million, or 0.4%, compared to the corresponding period of fiscal 2012. The decrease in sales and marketing expenses was primarily due to lower personnel expenses and commissions, partially offset by increased spending on marketing programs.
General and Administrative Expenses
General and administrative expenses in the three months ended September 30, 2012 decreased by $0.9 million, or 15%, compared to the corresponding period of fiscal 2012. The decrease in general and administrative expenses was primarily due to a decrease of $1.1 million in legal expenses attributable to the resolution of certain legal matters.
Restructuring Charge (Credit), Net of Reversal
Restructuring charges in the three months ended September 30, 2012 decreased by $1.0 million compared to the corresponding period of fiscal 2012. The decrease in restructuring charges was primarily due to the fact we have expensed substantially all of the costs associated with the restructuring initiatives implemented in fiscal 2012. We did not have any restructuring activity in the first quarter of fiscal 2013. As of September 30, 2012, we had $0.3 million of restructuring liabilities remaining, which we anticipate paying by the end of fiscal 2013.
Gain on Campus Sale
During the quarter ended September 30, 2012, we completed the sale of our campus and accompanying 16 acres of land in Santa Clara, California for net cash proceeds of approximately $44.7 million. We realized a gain of $11.7 million in connection with this transaction, of which approximately $0.1 million was deferred and will be recognized on a ratable basis through January 31, 2013.
Other Income (Expense), net
Other expense, net in the three months ended September 30, 2012 increased by approximately $0.4 million compared to the corresponding period of fiscal 2012. The increase in other expense, net was primarily due to losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. dollars.
Provision for Income Taxes
We recorded an income tax provision of $0.6 million and an income tax provision of $0.5 million for the first quarter of fiscal 2013 and first quarter of fiscal 2012, respectively. The income tax provision for the first quarter of fiscal 2013 consisted primarily of taxes on foreign income and U.S. state income taxes. The income tax provision for the first quarter of fiscal 2012 consisted primarily of taxes on foreign income and U.S. state income taxes. The income tax provisions for both quarters were calculated based on the results of operations for the three months ended September 30, 2012 and October 2, 2011, and may not reflect the annual effective rate.
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
The sale of our buildings and land in Santa Clara, California during the quarter ended September 30, 2012 resulted in a tax loss that increased the amount of our deferred tax assets with a corresponding increase to the related valuation allowance.

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
As discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2012, we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

•	Share-Based Compensation

•	Revenue Recognition

•	Inventory Valuation

•	Long Lived Assets

•	Allowance for Doubtful Accounts

•	Deferred Tax Valuation Allowance

•	Accounting for Uncertainty in Income Taxes

•	Legal Contingencies
There have been no changes to our critical accounting policies since the filing of our last Annual Report on Form 10-K.

Liquidity and Capital Resources
The following summarizes information regarding our cash, investments, and working capital (in thousands):

	September 30, 2012	June 30, 2012
Cash and cash equivalent	$96,712	$54,596
Short-term investments	40,827	23,358
Marketable securities	65,065	75,561
Total cash and investments	$202,604	$153,515
Working capital	$116,378	$72,361

As of September 30, 2012, our principal sources of liquidity consisted of cash, cash equivalents and investments of $202.6 million and net accounts receivable of $34.7 million. Historically, our principal uses of cash have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products and purchases of property and equipment. We believe that our $202.6 million of cash and cash equivalents and investments at September 30, 2012 will be sufficient to fund our operating requirements for at least the next 12 months.
Key Components of Cash Flows and Liquidity
A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Three Months Ended
	September 30, 2012	October 2, 2011
Net cash provided by (used in) operating activities	$7,052	$(3,944)
Net cash provided by (used in) investing activities	$34,031	$(1,629)
Net cash provided by financing activities	$593	$620
Foreign currency effect on cash	$440	$(805)
Net increase (decrease) in cash and cash equivalents	$42,116	$(5,758)

Net Cash Provided by Operating Activities
Cash flows from operations increased by $11.0 million in the three months ended September 30, 2012 compared to the corresponding quarter of fiscal 2012, primarily due to purposeful reduction of inventory spending to bring inventory levels in line with the anticipated near-term demand for our products, and increased cash collections attributable to timing of cash receipts from customers.
Net Cash Provided by Investing Activities
Cash flow provided by investing activities in the three months ended September 30, 2012 was $34.0 million, comprised of $42.7 million of proceeds from the sale of buildings and land in Santa Clara California, offset by $7.1 million used to purchase investment securities and $1.6 million used to purchase property and equipment.
Net Cash Provided by Financing Activities
Cash flow provided by financing activities in the three months ended September 30, 2012 was $0.6 million, comprised of proceeds from the exercise of stock options and purchases of shares of our common stock under the ESPP, offset by taxes paid on vested and released stock awards.
Contractual Obligations
Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $31.1 million as of September 30, 2012, a decrease of $7.7 million from $38.8 million as of June 30, 2012. We expect to honor the inventory purchase commitments within the next 12 months.
We did not have any material commitments for capital expenditures as of September 30, 2012. Other non-cancelable purchase commitments represent OEM and technology agreements.
As of September 30, 2012, we had $0.5 million of income tax liabilities for which we are unable to reasonably estimate the timing of settlement.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2012.
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
The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 30, 2012. This table does not include money market funds because those funds are generally not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
September 30, 2012
Included in short-term investments	$9,519	$31,308	—	$40,827	$40,827
Weighted average interest rate	0.97%	0.91%	—
Included in marketable securities	—	—	$65,065	$65,065	$65,065
Weighted average interest rate	—	—	0.71%

The following tables present hypothetical changes in fair value of the financial instruments held at September 30, 2012 that are sensitive to changes in interest rates:

Unrealized gain given a decrease in interest rate of X bps		Fair value as of	Unrealized loss given an increase in interest rate of X bps
(100 bps)	(50 bps)	September 30, 2012	100 bps	50 bps
(In thousands)
$1,409	$700	$105,892	$(1,374)	$(691)

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
Foreign Exchange Forward Contracts
We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona, the Indian Rupee and the British Pound. These derivatives do not qualify as hedges. At September 30, 2012, these forward foreign currency contracts had a notional principal amount of $12.0 million and an immaterial unrealized loss on foreign exchange contracts. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses from operations were a loss of $0.3 million for the three months ended September 30, 2012 and an immaterial gain for the three months ended October 2, 2011.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 as amended, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further because of changes in conditions, the effectiveness of internal control may vary over time.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system's objective will be met and our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Extreme Networks have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are, in fact, effective at the “reasonable assurance” level.

PART II. Other Information

Item 1.	Legal Proceedings
For information regarding litigation matters that we deem significant, refer to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and Note 7 to our Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report which are incorporated herein by reference.

Item 1A.	Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - Not applicable

Item 3.	Defaults Upon Senior Securities - Not applicable

Item 4.	Mine Safety Disclosure - Not Applicable

Item 5.	Other Information

Item 6.	Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

10.1	Lease, dated September 11, 2012, between Extreme Networks, Inc., and 3515-3585 Monroe Street, LLC.	8-K	9/18/2012	10.1

10.2	Amendment to Offer of Employment, dated September 13, 2012, between Extreme Networks, Inc., and Oscar Rodriguez.	8-K	9/18/2012	10.2

10.3	Consulting Agreement, dated September 20, 2012, between Extreme Networks, Inc. and Diane Honda.	8-K	9/21/2012	10.1

10.4	Offer Letter Agreement, executed September 7, 2012, between Extreme Networks, Inc. and Nancy Shemwell.	8-K	9/24/2012	10.1

31.1	Section 302 Certification of Chief Executive Officer				X

31.2	Section 302 Certification of Chief Financial Officer				X

32.1	Section 906 Certification of Chief Executive Officer				X

32.2	Section 906 Certification of Chief Financial Officer				X

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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

EXTREME NETWORKS, INC. (Registrant)

/S/ JOHN KURTZWEIL
JOHN KURTZWEIL
Senior Vice President and Chief Financial Officer
November 1, 2012