Form 10-Q
period 2012-12-31
EXTREME NETWORKS INC
filed 2013-01-31
CIK 1078271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 ___________________________
Form 10-Q
 ___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at January 25, 2013 was 93,730,671.

EXTREME NETWORKS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED DECEMBER 31, 2012

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	December 31, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$89,766	$54,596
Short-term investments	35,204	23,358
Accounts receivable, net of allowances of $1,689 at December 31, 2012 and $1,646 at June 30, 2012	42,583	41,166
Inventories	17,866	26,609
Deferred income taxes	281	644
Prepaid expenses and other current assets	5,407	5,655
Assets held for sale	—	17,081
Total current assets	191,107	169,109
Property and equipment, net	9,510	25,180
Marketable securities	71,208	75,561
Intangible assets, net	4,639	5,106
Other assets	8,939	9,634
Total assets	$285,403	$284,590
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,341	$19,437
Accrued compensation and benefits	11,168	13,409
Restructuring liabilities	5,032	463
Accrued warranty	2,971	2,871
Deferred revenue, net	29,441	31,769
Deferred distributors revenue, net of cost of sales to distributors	15,404	15,319
Other accrued liabilities	12,768	13,480
Total current liabilities	88,125	96,748
Deferred revenue, less current portion	8,133	7,559
Other long-term liabilities	837	643
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 93,684,318 shares issued and outstanding at December 31, 2012 and 133,965,455 and 94,333,619 shares issued and outstanding, respectively, at June 30, 2012	94	134
Treasury stock, zero and 39,631,836 shares at December 31, 2012 and June 30, 2012, respectively	—	(149,666)
Additional paid-in-capital	820,023	970,609
Accumulated other comprehensive income	58	(861)
Accumulated deficit	(631,867)	(640,576)
Total stockholders’ equity	188,308	179,640
Total liabilities and stockholders’ equity	$285,403	$284,590
See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2012	January 1, 2012	December 31, 2012	January 1, 2012
Net revenues:
Product	$60,259	$68,094	$121,378	$131,307
Service	15,292	14,718	30,300	30,399
Total net revenues	75,551	82,812	151,678	161,706
Cost of revenues:
Product	29,377	30,821	59,853	60,299
Service	5,435	5,723	11,111	11,603
Total cost of revenues	34,812	36,544	70,964	71,902
Gross profit:
Product	30,882	37,273	61,525	71,008
Service	9,857	8,995	19,189	18,796
Total gross profit	40,739	46,268	80,714	89,804
Operating expenses:
Research and development	11,007	11,082	21,573	23,490
Sales and marketing	22,093	22,734	44,120	44,855
General and administrative	6,644	7,954	12,003	14,224
Restructuring charge, net of reversals	5,176	437	5,167	1,392
Litigation settlement	(421)	—	(421)	—
Gain on sale of facilities	—	—	(11,539)	—
Total operating expenses	44,499	42,207	70,903	83,961
Operating (loss) income	(3,760)	4,061	9,811	5,843
Interest income	261	342	531	635
Interest expense	(1)	(38)	(1)	(75)
Other income (expense), net	(300)	(39)	(649)	17
(Loss) income before income taxes	(3,800)	4,326	9,692	6,420
Provision for income taxes	406	219	983	731
Net (loss) income	$(4,206)	$4,107	$8,709	$5,689
Basic and diluted net income per share:
Net (loss) income per share – basic	$(0.04)	$0.04	$0.09	$0.06
Net (loss) income per share – diluted	$(0.04)	$0.04	$0.09	$0.06
Shares used in per share calculation – basic	94,501	93,247	94,619	92,978
Shares used in per share calculation – diluted	94,501	94,118	95,514	94,056
 See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2012	January 1, 2012	December 31, 2012	January 1, 2012
Net (loss) income:	$(4,206)	$4,107	$8,709	$5,689
Other comprehensive income (loss), net of tax:
Change in unrealized (loss) gain on investment	(164)	63	138	(380)
Change in net foreign currency translation adjustment	(61)	(828)	780	(1,689)
Other comprehensive (loss) income	(225)	(765)	918	(2,069)
Total comprehensive (loss) income	$(4,431)	$3,342	$9,627	$3,620
 See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31, 2012	January 1, 2012
Cash flows from operating activities:
Net income	$8,709	$5,689
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in accrued investment income	763	1,539
Depreciation and amortization	2,292	2,602
Amortization of intangible assets	801	1,030
Provision for doubtful accounts	49	(72)
Deferred income taxes	73	(30)
Stock-based compensation	3,784	3,176
Gain on disposition of long lived assets, net	(11,451)	—
Unrealized gain on foreign exchange transactions	(74)	(649)
Changes in operating assets and liabilities, net
Accounts receivable	(1,466)	(5,263)
Inventories	8,743	192
Prepaid expenses and other assets	1,255	6,172
Accounts payable	(8,096)	828
Accrued compensation and benefits	(2,241)	(701)
Restructuring liabilities	4,569	(2,449)
Other current and long term liabilities	367	(8,110)
Net cash provided by operating activities	8,077	3,954
Cash flows from investing activities:
Capital expenditures	(3,026)	(2,011)
Purchases of investments	(25,886)	(34,015)
Proceeds from maturities of investments and marketable securities	9,322	13,889
Proceeds from sales of investments and marketable securities	8,447	18,192
Purchases of intangible assets	(335)	—
Proceeds from sales of facilities	42,659	—
Net cash provided by (used in) investing activities	31,181	(3,945)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,614	698
Repurchases of common stock	(6,171)	—
Net cash (used in) provided by financing activities	(4,557)	698

Foreign currency effect on cash	469	(1,260)

Net increase (decrease) in cash and cash equivalents	35,170	(553)

Cash and cash equivalents at beginning of period	54,596	49,972
Cash and cash equivalents at end of period	$89,766	$49,419
See accompanying notes to the condensed consolidated financial statements.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The unaudited condensed consolidated financial statements of Extreme Networks, Inc. (referred to as the “Company” or “Extreme Networks”) included herein have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations. The condensed consolidated balance sheet at December 31, 2012 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at December 31, 2012. The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for fiscal 2013 or any future periods.

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
3. Balance Sheet Accounts
Cash, Cash Equivalents, Short-Term Investments and Marketable Securities

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Cash and Available-for-Sale Securities (in thousands)

	December 31, 2012	June 30, 2012
Cash	$30,656	$18,455

Cash equivalents	$59,110	$36,141
Short-term investments	35,204	23,358
Marketable securities	71,208	75,561
Total available-for-sale	$165,522	$135,060

Total cash and available for sale securities	$196,178	$153,515
Available-for-Sale Securities
The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
December 31, 2012
Money market funds	$59,110	$59,110	$—	$—
U.S. corporate debt securities	98,706	98,899	268	(75)
U.S. government agency securities	7,508	7,513	5	—
	$165,324	$165,522	$273	$(75)
Classified as:
Cash equivalents	$59,110	$59,110	$—	$—
Short-term investments	35,125	35,204	79	—
Marketable securities	71,089	71,208	194	(75)
	$165,324	$165,522	$273	$(75)
June 30, 2012
Money market funds	$36,141	$36,141	$—	$—
U.S. corporate debt securities	84,882	84,949	148	(81)
U.S. government agency securities	11,241	11,234	3	(10)
U.S. municipal bonds	2,738	2,736	—	(2)
	$135,002	$135,060	$151	$(93)
Classified as:
Cash equivalents	$36,141	$36,141	$—	$—
Short-term investments	23,311	23,358	48	(1)
Marketable securities	75,550	75,561	103	(92)
	$135,002	$135,060	$151	$(93)

The amortized cost and estimated fair value of available-for-sale investments in debt securities at December 31, 2012, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$35,125	$35,204
Due in 1-2 years	31,367	31,447
Due in 2-5 years	39,722	39,761
Total investments in available for sale debt securities	$106,214	$106,412

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Investments include available-for-sale investment-grade debt securities that the Company carries at fair value. The Company accumulates unrealized gains and losses on the Company's available-for-sale debt securities, net of tax, in accumulated other comprehensive income (loss) in the stockholders' equity section of its balance sheets. Such an unrealized gain or loss does not reduce net income for the applicable accounting period. If the fair value of an available-for-sale debt instrument is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) the Company intends to sell the instrument, (2) it is more likely than not that the Company will be required to sell the instrument before recovery of its amortized cost basis, or (3) the Company does not expect to recover the entire amortized cost basis of the instrument (that is, a credit loss exists). If the Company intends to sell or it is more likely than not that the Company will be required to sell the available-for-sale debt instrument before recovery of its amortized cost basis, the Company recognizes an other-than-temporary impairment in earnings equal to the entire difference between the debt instruments' amortized cost basis and its fair value. For available-for-sale debt instruments that are considered other-than-temporarily impaired due to the existence of a credit loss, if the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the instrument before recovery of its remaining amortized cost basis (amortized cost basis less any current-period credit loss), the Company separates the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the debt instrument's amortized cost basis and the present value of its expected future cash flows. The remaining difference between the debt instrument's fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income.
The following table presents the Company’s investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
U.S. corporate debt securities	$26,202	$(75)	$—	$—	$26,202	$(75)
	$26,202	$(75)	$—	$—	$26,202	$(75)

The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income into earnings using the specific identification method. During the three and six months ended December 31, 2012, realized gains or losses recognized on the sale of investments were not significant. As of December 31, 2012, thirteen out of sixty-four investment securities had unrealized losses. The unrealized gains / (losses) on the Company’s investments were caused by interest rate fluctuations. Substantially all of the Company’s available-for-sale investments are investment grade government and corporate debt securities that have maturities of less than three years. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized costs.
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
Long-Lived Assets
Long-lived assets include property and equipment, intangible assets, and service inventory. Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of these assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

over the fair value of those assets. The Company reduces the carrying value of service inventory to net realizable value based on excess and obsolete inventories which are primarily determined by age of inventory and future demand forecasts.
On September 11, 2012, the Company completed the sale of its corporate campus and accompanying 16 acres of land in Santa Clara, California for net cash proceeds of approximately $44.7 million and realized a gain of $11.5 million.
Intangible Assets
The following tables summarize the components of gross and net intangible asset balances (in thousands):

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2012
Patents	7.2 years	$1,800	$775	$1,025
License Agreements	10 years	10,158	6,845	3,313
Other Intangibles	2.7 years	659	358	301
		$12,617	$7,978	$4,639

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2012
Patents	7.4 years	$1,800	$669	$1,131
License Agreements	9.3 years	10,158	6,231	3,927
Other Intangibles	0.3 years	324	276	48
		$12,282	$7,176	$5,106
Amortization expense was $0.4 million and $0.5 million for the three months ended December 31, 2012 and January 1, 2012, respectively. Amortization expense was $0.8 million and $1.0 million for the six months ended December 31, 2012 and January 1, 2012, respectively. Amortization expense expected to be recorded for each of the next five years is as follows (in thousands):

For the fiscal year ending:
Remaining for fiscal 2013	$680
2014	916
2015	549
2016	375
2017	302
Thereafter	1,817
Total	$4,639

Deferred Revenue, Net
Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenue when the revenue recognition criteria have not been met. The following table summarizes deferred revenue, net at December 31, 2012 and June 30, 2012, respectively (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2012	June 30, 2012
Deferred services	$36,118	$37,708
Deferred product:
Deferred revenue	2,231	2,236
Deferred cost of sales	(775)	(616)
Deferred product revenue, net	1,456	1,620
Balance at end of period	37,574	39,328
Less: current portion	29,441	31,769
Non-current deferred revenue, net	$8,133	$7,559

The Company offers for sale to its customers renewable support arrangements, including extended warranty contracts, that range from one to five years. Deferred support revenue is included within deferred revenue, net within the Services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2012	January 1, 2012	December 31, 2012	January 1, 2012
Balance beginning of period	$35,661	$35,730	$37,461	$35,802
New support arrangements	14,776	15,960	27,313	30,560
Recognition of support revenue	(14,640)	(14,274)	(28,977)	(28,946)
Balance end of period	35,797	37,416	35,797	37,416
Less: current portion	27,664	29,853	27,664	29,853
Non-current deferred revenue	$8,133	$7,563	$8,133	$7,563

Deferred Distributors Revenue, Net of Cost of Sales to Distributors
The Company records revenue from its distributors on a sell-through basis, recording deferred revenue and deferred cost of sales associated with all sales transactions to its distributors in “Deferred distributors revenue, net of cost of sales to distributors” in the liability section of its condensed consolidated balance sheet. When the Company ships products to its distributors, legal title to the products passes to its distributors, and a legally enforceable obligation is created for the distributors to pay on a current basis. Therefore, the Company records a trade receivable at the contractual discount to the list selling price and relieves inventory for the cost of goods shipped to the distributor.
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
The following table summarizes deferred distributors revenue, net of cost of sales to distributors at December 31, 2012 and June 30, 2012, respectively (in thousands):

	December 31, 2012	June 30, 2012
Deferred distributors revenue	$20,200	$20,361
Deferred cost of sales to distributors	(4,796)	(5,042)
Total deferred distributors revenue, net of cost of sales to distributors	$15,404	$15,319

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees and Product Warranties
Upon issuance of a standard product warranty, the Company discloses and recognizes a liability for the obligation it assumes under the warranty. The following table summarizes the activity related to the Company’s product warranty liability during the three and six months ended December 31, 2012 and January 1, 2012:

	Three Months Ended		Six Months Ended
	December 31, 2012	January 1, 2012	December 31, 2012	January 1, 2012
Balance beginning of period	$2,971	$2,702	$2,871	$2,640
New warranties issued	1,942	1,589	3,504	3,237
Warranty expenditures	(1,942)	(1,640)	(3,404)	(3,226)
Balance end of period	$2,971	$2,651	$2,971	$2,651

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
The following table sets forth major customers accounting for 10% or more of our net revenue (amounts for the three and six months ended January 1, 2012 have been revised to correct previously disclosed amounts):

	Three Months Ended		Six Months Ended
	December 31, 2012	January 1, 2012	December 31, 2012	January 1, 2012
Westcon Group Inc.	14%	22%	15%	19%
Scansource, Inc.	12%	*	12%	13%
Tech Data Corporation	12%	*	11%	*
Ericsson AB	10%	12%	10%	11%

* Less than 10% of revenue
The following table sets forth major customers accounting for 10% or more of our accounts receivable balance:

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2012	June 30, 2012
Ericsson AB	16%	21%
Scansource Inc.	11%	*
Westcon Group Inc.	*	16%

* Less than 10% of accounts receivable

4. Fair Value Measurements

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

• Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

December 31, 2012	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Federal agency notes	$—	$7,513	$—	$7,513
Money market funds	59,110	—	—	59,110
Corporate notes/bonds	—	98,899	—	98,899
Foreign currency forward contracts	$—	$10	$—	$10
Total	$59,110	$106,422	$—	$165,532

June 30, 2012	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Municipal bonds	$—	$2,736	$—	$2,736
Federal agency notes	—	11,234	—	11,234
Money market funds	36,141	—	—	36,141
Corporate notes/bonds	—	84,949	—	84,949
Foreign currency forward contracts	—	179	—	179
Total	$36,141	$99,098	$—	$135,239
Level 2 investment valuations are based on inputs such as quoted market prices of similar instruments, dealer quotations or valuations provided by alternative pricing sources supported by observable inputs. These generally include U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended December 31, 2012 and January 1, 2012.

5. Share-based Compensation
Share-based compensation expense recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2012	January 1, 2012	December 31, 2012	January 1, 2012
Cost of product revenue	$121	$135	$295	$291
Cost of service revenue	85	30	244	144
Research and development	288	280	720	752
Sales and marketing	567	323	1,295	819
General and administrative	555	513	1,230	1,170
Total share-based compensation expense	$1,616	$1,281	$3,784	$3,176
During the three and six months ended December 31, 2012 and January 1, 2012, the Company did not capitalize any stock-based compensation expense in inventory, as the amounts were immaterial. The income tax benefit for share-based compensation expense was immaterial in the three and six months ended December 31, 2012 and January 1, 2012.
The weighted-average grant-date per share fair value of options granted during the three months ended December 31, 2012 and January 1, 2012 were $1.73 and $1.54, respectively. The weighted-average estimated per share fair value of shares purchased under the Company’s 1999 Employee Stock Purchase Plan (“ESPP”) during the three months ended December 31, 2012 and January 1, 2012 were $0.91 and $1.03, respectively.
The weighted-average grant-date per share fair value of options granted during the six months ended December 31, 2012 and January 1, 2012 were $1.81 and $1.66, respectively. The weighted-average estimated per share fair value of shares purchased under the ESPP during the six months ended December 31, 2012 and January 1, 2012 were $0.89 and $0.99, respectively.
The following table summarizes stock option activity under all plans for the six months ended December 31, 2012:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000’s)
Options outstanding at June 30, 2012	9,006	$3.68
Granted	1,830	$3.49
Exercised	(454)	$2.86		$314
Canceled	(633)	$3.69
Options outstanding at December 31, 2012	9,749	$3.68	4.79	$3,104
Exercisable at December 31, 2012	5,742	$3.89	4.03	$2,036
Vested and expected to vest at December 31, 2012	9,257	$3.70	4.73	$2,984
Stock Awards
Stock awards may be granted under the 2005 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock which vests over a fixed period.

The following table summarizes stock award activity for the six months ended December 31, 2012:

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value	Aggregate Fair Market Value ($000's)
Non-vested stock outstanding at June 30, 2012	1,078	$2.35
Granted	2,589	$3.47
Vested	(647)	$3.37	$2,181
Cancelled	(83)	$3.32
Non-vested stock outstanding at December 31, 2012	2,937	$3.09

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

	Stock Option Plan		Employee Stock Purchase Plan		Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	December 31, 2012	January 1, 2012	December 31, 2012	January 1, 2012	December 31, 2012	January 1, 2012	December 31, 2012	January 1, 2012
Expected life	4 years	5 years	0.25 years	0.25 years	5 years	5 years	0.25 years	0.25 years
Risk-free interest rate	0.57%	1.00%	0.04%	0.04%	0.71%	1.09%	0.05%	0.04%
Volatility	63%	61%	50%	79%	64%	59%	59%	70%
Dividend yield	—%	—%	—%	—%	—%	—%	—%	—%
The Company is required to estimate the expected forfeiture rate and only recognize expense on a straight-line method for those shares expected to vest.
6. Common Stock Repurchases and Retirement
Retirement of Treasury Stock
On September 5, 2012, the Company retired 39,631,836 shares of treasury stock. The retired shares had a carrying value of approximately $149.7 million, and the Company reduced additional paid-in capital by approximately $149.7 million upon the formal retirement of the shares. The retired shares are now included in the Company's authorized but unissued shares.
Common Stock Repurchases
On September 28, 2012, the Company's Board of Directors approved a share repurchase program for a maximum of $75 million which may be purchased over a three year period in the open market or in privately negotiated transactions. All repurchased shares will be retired and included in the Company's authorized but unissued shares. During the three months ended December 31, 2012, the Company repurchased 1.9 million shares of common stock at a total cost of $6.7 million.
7. Commitments and Contingencies
Purchase Commitments
The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. The arrangements allow them to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to the purchase of long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of December 31, 2012, the Company had non-cancelable commitments to purchase approximately $21.8 million of such inventory.
Legal Proceedings

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Intellectual Property Litigation
Enterasys Networks
On June 21, 2005, Enterasys Networks ("Enterasys") filed suit against Extreme and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Massachusetts, Civil Action No. 05-11298 DPW. The complaint alleges willful infringement of U.S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560,236, and seeks: a) a judgment that the Company willfully infringes each of the patents; (b) a permanent injunction from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) damages and a “reasonable royalty” to be determined at trial; (d) treble damages; (e) attorneys' fees, costs and interest; and (f) equitable relief at the Court's discretion. Petitions for reexamination were filed challenging five of the patents at issue to the U.S. Patent and Trademark Office, and a stay of the case was entered. Following the reexamination proceedings, Enterasys withdrew its allegations of infringement as to two of the patents, U.S. Patent Nos. 6,539,022 and 6,560,236. The stay was lifted on May 21, 2010, and the Court held claim construction hearings in December 2010. Fact discovery is ongoing. No trial date has been set. The Company intends to defend the lawsuit vigorously, but, due to the inherent uncertainties of litigation, it cannot predict the ultimate outcome of the matter at this time.
On April 20, 2007, the Company filed suit against Enterasys in the United States District Court for the Western District of Wisconsin, Civil Action No. 07-C-0229-C. The complaint alleged willful infringement of U.S. Patents Nos. 6,104,700, 6,678,248, and 6,859,438, and sought injunctive relief against Enterasys' continuing sale of infringing goods and monetary damages. Enterasys responded to the complaint on May 30, 2007, and also filed counterclaims alleging infringement of three U.S. patents owned by Enterasys. On April 9, 2008, the Court dismissed Enterasys' counterclaims on one of its patents with prejudice. On May 5, 2008, the Court granted the Company's motion for summary judgment, finding that it does not infringe Enterasys' two remaining patents and dismissing all of Enterasys' remaining counterclaims with prejudice. On May 30, 2008, a jury found that Enterasys infringed all three of the Company's patents and awarded the Company damages in the amount of $0.2 million. The Court also ruled in the Company's favor on Enterasys' challenge to the validity of the Company's patents. On October 29, 2008, the Court denied Enterasys' post-trial motion for judgment as a matter of law, and granted Extreme Network's motion for a permanent injunction against Enterasys. The injunction order permanently enjoins Enterasys from manufacturing, using, offering to sell, selling in the U.S. and importing into the U.S. the Enterasys products accused of infringing Extreme Network's three patents. On March 16, 2009, the Court also denied Enterasys' motion for a new trial, but granted Enterasys' motion for a stay of the injunction pending appeal. On April 17, 2009, Enterasys filed its notice of appeal and on May 1, 2009, the Company filed its cross appeal. On September 30, 2010, the U.S. Court of Appeals for the Federal Circuit upheld the jury verdict of infringement by Enterasys of the Company's patents and the Districts Court's summary judgment of non-infringement by the Company of Enterasys' '727 patent. The Federal Circuit reversed the judgment of non-infringement by the Company of Enterasys '181 patent, holding that the District Court Judge applied an incorrect claim construction and reversed the District Court's denial of the Company's request for attorneys' fees as premature.
On November 4, 2011, a jury returned a verdict of non-infringement by the Company of the '181 patent and found the patent to be valid. Both parties filed post-trial motions, including motions for a new trial, for judgment as a matter of law and for attorneys' fees, all of which the Court denied on July 11, 2012. Enterasys did not file a notice of appeal by the August 10, 2012 deadline.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consequently, the judgment of non-infringement in favor of the Company in the second trial is final. During the fourth quarter of fiscal 2012, Enterasys paid the Company $0.6 million related to the judgment.  During the quarter ended December 31, 2012, the Company received payments from Enterasys totaling approximately $0.4 million for the Court's award for damages, supplemental damages, pre and post judgment interests, costs from the first trial and second trial, plus the amount Enterasys agreed to release for damages held in escrow that accrued during the stay of the injunction post-trial and on appeal.
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
On November 1, 2011, Chrimar filed a complaint with the International Trade Commission, pursuant to Section 337 of the Tariff Act of 1930, as amended, alleging that the Company imports into the United States, sells for importation and/or sells within the United States after importation of products and/or systems infringing U.S. Patent No. 7,457,250 patent, the same patent asserted in the Delaware action.  On December 2, 2011, the International Trade Commission instituted an investigation of these allegations (the "ITC action").  The complaint in the ITC action seeks a permanent order excluding from entry into the United States all infringing articles that are manufactured, imported or sold by the Company that infringe U.S. Patent No. 7,457,250. On July 20, 2012, Chrimar filed a motion to withdraw its complaint in the ITC action and the motion was granted on August 1, 2012 by the presiding administrative law judge. On August 27, 2012, the Commission determined not to review the administrative law judge's decision, rendering that decision final.
During the fourth quarter of the fiscal 2012, the Company engaged in settlement discussions with Chrimar Systems Inc.  As part of the negotiations the Company determined that it is reasonably possible that a range of loss could be between $0.3 million and $1.4 million which is dependent on a number of factors including whether mutually acceptable settlement terms can be reached. As of December 31, 2012 and through the date of the filing of this Form 10-Q, this matter was still pending. However, during the quarter ended June 30, 2012 the Company recorded a charge of $0.3 million based on its best estimate of the probable loss.
Reefedge Networks
On September 17, 2012, Reefedge Networks, LLC filed suit against the Company in the United States District Court for the District of Delaware, Civil Action No. 12-1148. The complaint alleges wrongful use, making, selling, and/or offering to sell products that infringe U.S. Patent Nos. 6,633.761; 6,975,864; and 7,197,308 and seeks unspecified monetary damages and a permanent injunction for products originating from a single supplier to which the Company has submitted an indemnification request. Given the preliminary nature of the claims, it is premature to assess the likelihood of a particular outcome. An answer was filed on December 10, 2012. The Company plans to vigorously defend itself.
Indemnification Obligations
Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals' reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of these claims. The cost to defend the Company and the named individuals could have a material adverse effect on its consolidated financial position, results of operations and cash flows in the future. Recovery of such costs under its directors and officers insurance coverage is uncertain. As of December 31, 2012, the Company had no outstanding indemnification claims
8. Income Taxes
The Company recorded an income tax provision of $0.4 million and $0.2 million for the three months ended December 31, 2012 and January 1, 2012, respectively. The Company recorded an income tax provision of $1.0 million and $0.7 million for the six months ended December 31, 2012 and January 1, 2012 respectively.
The income tax provisions for the three and six months ended December 31, 2012 and January 1, 2012 consisted primarily of taxes on foreign income and U.S. state income taxes. The income tax provisions for both fiscal years were calculated based on the results of operations for the three and six months ended December 31, 2012 and January 1, 2012, and may not reflect the annual effective rate.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company has a full valuation allowance against its U.S. net deferred tax assets. The valuation allowance was calculated by assessing both negative and positive evidence when measuring the need for a valuation allowance. Negative evidence, such as the Company's current quarter financial performance, the Company's significant restructuring in the current quarter, and the unfavorable macroeconomic climate were given more weight than our expectations of future profitability, which are inherently uncertain. Our current U.S. loss along with these negative factor represented sufficient negative evidence to require a full valuation allowance against our U.S. federal and state net deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of the Company's U.S. deferred tax assets.
The sale of the Company's buildings and land in Santa Clara, California during the quarter ended September 30, 2012 resulted in a tax loss that increased the amount of the Company's deferred tax assets with a corresponding increase to the related valuation allowance.
The Company had $25.8 million of unrecognized tax benefits as of December 31, 2012. The future impact of the unrecognized tax benefit of $25.8 million, if recognized, is as follows: approximately $0.5 million would impact the effective tax rate, and approximately $25.3 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. It is reasonably possible that the amount of unrealized tax benefit could decrease by approximately $0.2 million during the next twelve months due to the expiration of the statute of limitations in certain foreign jurisdictions.
Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Consolidated Statements of Income and were immaterial for both the three months and six months periods ended December 31, 2012. Accrued interest and penalties were $0.1 million and $0.2 million as of December 31, 2012 and January 1, 2012, respectively.
In general, the Company's U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 1998 forward due to net operating losses and the Company's state income tax returns are subject to examination for fiscal years 2001 forward due to net operating losses.

9. Net (Loss) Income Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options, warrants and unvested restricted stock. Dilutive earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the dilutive effect of shares subject to repurchase, options, warrants and unvested restricted stock. The following table presents the calculation of basic and diluted net income(loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31, 2012	January 1, 2012	December 31, 2012	January 1, 2012
Net (loss) income	$(4,206)	$4,107	$8,709	$5,689
Weighted-average shares used in per share calculation – basic	94,501	93,247	94,619	92,978
Incremental shares using the treasury stock method:
Stock options	—	282	418	299
Restricted stock units	—	471	370	645
Employee Stock Purchase Plan	—	118	107	134
Weighted -average share used in per share calculation – diluted	94,501	94,118	95,514	94,056
Net income (loss) per share – basic	(0.04)	0.04	0.09	0.06
Net income (loss) per share – diluted	(0.04)	0.04	0.09	0.06
Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan. Weighted stock options outstanding with an exercise price higher than

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company's average stock price for the periods presented are excluded from the calculation of diluted net income per share since the effect of including them would have been anti-dilutive due to the net income position of the Company during the periods presented. For the three and six months ended December 31, 2012, the Company excluded 7.3 million and 7.0 million outstanding weighted average stock options, respectively, from the calculation of diluted earnings per common share because they would have been anti-dilutive.  The Company excluded 8.8 million and 8.7 million outstanding weighted average stock options from the calculation of diluted earnings per common share in the three and six months ended January 1, 2012 because they would have been anti-dilutive.
10. Restructuring Charges
As part of the Company's on-going restructuring efforts, during the three months ended December 31, 2012, the Company initiated a plan to reduce its worldwide headcount by 13%, consolidate specific global administrative functions, and shift certain operating costs to lower cost regions, among other actions. Restructuring expense was $5.2 million in both the three and six months ended December 31, 2012 and $0.4 million and $1.4 million in the three and six months ended January 1, 2012, respectively.

The following table summarizes restructuring activities for the six months ended December 31, 2012:

	Termination Benefits (1)	Excess Facilities (2)	Other Cost	Total
Balance at July 1, 2012	$359	$93	$11	$463
Period charges	5,065	16	110	5,191
Period reversals	(24)	—	—	(24)
Period payments	(477)	(109)	(12)	(598)
Restructuring liabilities at December 31, 2012	$4,923	$—	$109	$5,032

(1) Termination benefits generally include severance, outplacement services and health insurance coverage.
(2) Excess facilities costs generally include rent expense less expected sublease income, lease termination costs and asset abandonment costs.

11. Foreign Exchange Forward Contracts
The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The Company records all derivatives on the balance sheet as Other Assets, Net at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona, the Indian Rupee and the British Pound. These derivatives do not qualify as hedges. At December 31, 2012, these forward foreign currency contracts had a notional principal amount of $9.5 million and an immaterial unrealized gain on foreign exchange contracts. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses from operations were a $0.4 million gain for the three months ended December 31, 2012 and a $0.1 million loss for the three months ended January 1, 2012. Foreign currency transaction gains and losses were a $0.1 million gain for the six months ended December 31, 2012 and an immaterial loss for the six months ended January 1, 2012.

12. Disclosure about Segments of an Enterprise and Geographic Areas
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers with respect to the allocation of resources and performance.
The Company operates in one segment, the development and marketing of network infrastructure equipment. The Company conducts business globally and is managed geographically. Revenue is attributed to a geographical area based on the location of the customers. The Company operates in three geographical areas: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Middle East and Africa; and APAC which includes Asia Pacific, South Asia, Japan, and Australia.
The Company attributes revenues to geographic regions primarily based on the customer's ship-to location. Information regarding geographic areas is as follows (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended		Six Months Ended
Net Revenues:	December 31, 2012	January 1, 2012	December 31, 2012	January 1, 2012
Americas:
United States	$22,731	$26,588	$47,935	$52,389
Other	10,767	11,307	20,545	19,511
Total Americas	33,498	37,895	68,480	71,900
EMEA	28,700	31,335	57,220	60,815
APAC	13,353	13,582	25,978	28,991
Total net revenues	$75,551	$82,812	$151,678	$161,706

Substantially all of the Company’s assets were attributable to North America operations at December 31, 2012 and January 1, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particularly, our expectations regarding market demands, customer requirements and the general economic environment, and future results of operations, and other statements that include words such as “may” “expect” or “believe” . These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Quarterly Report on Form 10-Q for the second quarter of fiscal 2013, our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; the timing of any recovery in the global economy; risks related to pending or future litigation; and a dependency on third parties for certain components and for the manufacturing of our products.

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
We outsource the majority of our manufacturing and supply chain management operations as part of our strategy to maintain global manufacturing capabilities and to reduce our costs. We conduct quality assurance, manufacturing engineering, document control and test development in Santa Clara, California and Research Triangle Park, North Carolina. This approach enables us to reduce fixed costs and to flexibly respond to changes in market demand
The market for network infrastructure equipment is highly competitive and dominated by a few large companies. The current economic climate has further driven consolidation of vendors within the Ethernet networking market and with vendors from adjacent markets, including storage, security, wireless and voice applications. We believe that the underpinning technology for all of these adjacent markets is Ethernet. As a result, independent Ethernet switch vendors are being acquired or merged with larger, adjacent market vendors to enable them to deliver complete and broad solutions. As a result, we believe that, as an independent Ethernet switch vendor, we must provide products that, when combined with the products of our large strategic partners, create compelling solutions for end user customers. Our approach is to focus on the intelligence and automation layer that spans our hardware products and that facilitates end-to-end solutions, as opposed to positioning Extreme Networks as a low-cost-vendor with point products.

We believe that continued success in our marketplace is dependent upon a variety of factors that includes, but is not limited to, our ability to design, develop and distribute new and enhanced products employing leading-edge technology.

Results of Operations
During the second quarter of fiscal 2013, we achieved the following results:

•	Net revenues of $75.6 million compared to net revenues of $82.8 million in the second quarter of fiscal 2012.

•	Product revenues of $60.3 million compared to product revenues of $68.1 million in the second quarter of fiscal 2012.

•	Service revenues of $15.3 million compared to service revenues of $14.7 million in the second quarter of fiscal 2012.

•	Total gross margin of 54% of net revenues compared to total gross margin of 56% of net revenues in the second quarter of fiscal 2012.

•
Operating loss of $3.8 million (including restructuring charges of $5.2 million) compared to operating income of $4.1 million (including restructuring charges of $0.4 million) in the second quarter of fiscal 2012.

•	Net loss of $4.2 million compared to net income of $4.1 million in the second quarter of fiscal 2012.

•	Cash flow provided by operating activities of $8.1 million compared to cash flow provided by operating activities of $4.0 million in the first six months of fiscal 2012.

•
Cash and cash equivalents, short-term investments and marketable securities increased by $42.7 million to $196.2 million from $153.5 million as of June 30, 2012, primarily due to cash provided by operating and investing activities, including the sale of buildings and land.

We operate in three regions: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Middle East, and Africa; and APAC which includes Asia Pacific, South Asia, Japan, and Australia. The following table presents the total net revenue geographically for the three and six months ended December 31, 2012 and January 1, 2012, respectively (dollars in thousands):

	Three Months Ended				Six Months Ended
Net Revenue	December 31, 2012	January 1, 2012	$ Change	% Change	December 31, 2012	January 1, 2012	$ Change	% Change
Americas:
United States	$22,731	$26,588	$(3,857)	(14.5)%	$47,935	$52,389	$(4,454)	(8.5)%
Other	10,767	11,307	(540)	(4.8)%	20,545	19,511	1,034	5.3%
Total Americas	33,498	37,895	(4,397)	(11.6)%	68,480	71,900	(3,420)	(4.8)%
Percentage of net revenue	44.3%	45.8%			45.1%	44.5%
EMEA	28,700	31,335	(2,635)	(8.4)%	57,220	60,815	(3,595)	(5.9)%
Percentage of net revenue	38.0%	37.8%			37.7%	37.6%
APAC	13,353	13,582	(229)	(1.7)%	25,978	28,991	(3,013)	(10.4)%
Percentage of net revenue	17.7%	16.4%			17.1%	17.9%
Total net revenues	$75,551	$82,812	$(7,261)	(8.8)%	$151,678	$161,706	$(10,028)	(6.2)%
Net Revenues
The following table presents net product and service revenue for the three and six months ended December 31, 2012 and January 1, 2012, respectively (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2012	January 1, 2012	$ Change	% Change	December 31, 2012	January 1, 2012	$ Change	% Change
Net Revenue:
Product	$60,259	$68,094	$(7,835)	(11.5)%	$121,378	$131,307	$(9,929)	(7.6)%
Percentage of net revenue	79.8%	82.2%			80.0%	81.2%
Service	15,292	14,718	574	3.9%	30,300	30,399	(99)	(0.3)%
Percentage of net revenue	20.2%	17.8%			20.0%	18.8%
Total net revenue	$75,551	$82,812	$(7,261)	(8.8)%	$151,678	$161,706	$(10,028)	(6.2)%

Product revenue decreased by $7.8 million or 11.5% in the second quarter of fiscal 2013, and decreased by $9.9 million or 7.6% in the first six months of fiscal 2013, compared to the corresponding periods of fiscal 2012 primarily due to lower sales volume in the Americas and EMEA regions. In the first two quarters of fiscal 2013, we experienced weaker than expected demand from our public sector and enterprise customers in the U.S. and we continued to experience weak demand from our strategic customers and distributors in the EMEA region attributable to the persistent macroeconomic challenges in Europe.
Service revenue increased by $0.6 million, or 3.9% in the second quarter of fiscal 2013, and was flat in the first six months of fiscal 2013, compared to the corresponding periods of fiscal 2012, reflecting our continued stable levels of service contract renewals.
Cost of Revenue and Gross Profit
The following table presents the gross profit on product and service revenue and the gross profit percentage of product and service revenue for the three and six months ended December 31, 2012 and January 1, 2012 (in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2012	January 1, 2012	$ Change	% Change	December 31, 2012	January 1, 2012	$ Change	% Change
Gross profit:
Product	$30,882	$37,273	$(6,391)	(17.1)%	$61,525	$71,008	$(9,483)	(13.4)%
Percentage of product revenue	51.3%	54.7%			50.7%	54.1%
Service	9,857	8,995	862	9.6%	19,189	18,796	393	2.1%
Percentage of service revenue	64.5%	61.1%			63.3%	61.8%
Total gross profit	$40,739	$46,268	$(5,529)	(11.9)%	$80,714	$89,804	$(9,090)	(10.1)%
Percentage of net revenue	53.9%	55.9%			53.2%	55.5%

Cost of product revenue includes costs of materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans, and document control. We outsource substantially all of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, document control and distribution in Santa Clara, California, China, and Taiwan. Accordingly, a significant portion of our cost of product revenue consists of payments to our primary contract manufacturer, Alpha Networks, located in Hsinchu, Taiwan. In addition, we OEM our wireless product line from Motorola.
Product gross margin decreased to 51.3% from 54.7% in the second quarter of fiscal 2013, and decreased to 50.7% from 54.1% in the first six months of fiscal 2013, compared to the corresponding periods of fiscal 2012. The decreases in product gross margin were primarily due to higher discounting and an increase in charges for excess and obsolete inventory.
Our cost of service revenue consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross margin increased to 64.5% from 61.1% in the second quarter of fiscal 2013 and increased to 63.3% from 61.8% in the first six months of fiscal 2013. The increases in service gross margin were primarily due to lower material costs.
Operating Expenses

The following table presents operating expenses and operating income (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 31, 2012	January 1, 2012	$ Change	% Change	December 31, 2012	January 1, 2012	$ Change	% Change
Research and development	$11,007	$11,082	$(75)	(0.7)%	$21,573	$23,490	$(1,917)	(8.2)%
Sales and marketing	22,093	22,734	(641)	(2.8)%	44,120	44,855	(735)	(1.6)%
General and administrative	6,644	7,954	(1,310)	(16.5)%	12,003	14,224	(2,221)	(15.6)%
Restructuring charge, net of reversals	5,176	437	4,739	1,084.4%	5,167	1,392	3,775	271.2%
Litigation settlement	(421)	—	(421)	(100.0)%	(421)	—	(421)	(100.0)%
Gain on sale of campus	—	—	—	—%	(11,539)	—	(11,539)	(100.0)%
Total operating expenses	$44,499	$42,207	$2,292	5.4%	$70,903	$83,961	$(13,058)	(15.6)%
Operating income	$(3,760)	4,061	$(7,821)	(192.6)%	$9,811	$5,843	$3,968	67.9%

The following table highlights our operating expenses and operating income as a percentage of net revenues:

	Three Months Ended		Six Months Ended
	December 31, 2012	January 1, 2012	December 31, 2012	January 1, 2012
Research and development	14.6%	13.4%	14.2%	14.5%
Sales and marketing	29.2%	27.5%	29.1%	27.7%
General and administrative	8.8%	9.6%	7.9%	8.8%
Restructuring charge, net of reversals	6.9%	0.5%	3.4%	0.9%
Litigation settlement	(0.6)%	—%	(0.3)%	—%
Gain on sale of campus	—%	—%	(7.6)%	—%
Total operating expenses	58.9%	51.0%	46.7%	51.9%
Operating income	(5.0)%	4.9%	6.5%	3.6%
Research and Development Expenses
Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products.
Research and development expenses decreased by $0.1 million, or 1% in the second quarter of fiscal 2013 and decreased by $1.9 million, or 8.2% in the first six months of fiscal 2013, compared to the corresponding periods of fiscal 2012. The decreases in research and development expenses primarily resulted from lower spending on engineering project expenses due to differences in the timing and pattern of planned engineering project spending in the first two quarters of fiscal 2013 when compared to the same period last year.
Sales and Marketing Expenses
Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses.
Sales and marketing expenses decreased by $0.6 million, or 2.8% in the second quarter of fiscal 2013 and decreased by $0.7 million, or 1.6% in the first six months of fiscal 2013, compared to the corresponding periods of fiscal 2012. The decreases in sales and marketing expenses were primarily due to decreases of $1.3 million and $1.5 million in commissions in the three and six months ended December 31, 2012, respectively, partially offset by small increases in various marketing related expenses.
General and Administrative Expenses
General and administrative expenses decreased by $1.3 million, or 16.5% in the second quarter of fiscal 2013 and decreased by $2.2 million, or 15.6% in the six months of fiscal 2013, compared to the corresponding periods of fiscal 2012. The decreases in general and administrative expenses were primarily due to decreases of $1.6 million and $2.7 million in legal expenses in the three and six months ended December 31, 2012, respectively, mainly attributable to the resolution of certain legal matters.

Restructuring Charge, Net of Reversals
Restructuring charges increased by $4.7 million in the second quarter of fiscal 2013 and increased by $3.8 million in the first six months of fiscal 2013, compared to the corresponding periods of fiscal 2012.  During the second quarter of fiscal 2013, we further reduced costs through targeted restructuring activities intended to reduce operating costs and realign our organization in the current competitive environment. As part of our restructuring efforts in the second quarter, we initiated a plan to reduce our worldwide headcount by 13%, consolidate specific global administrative functions, and shift certain operating costs to lower cost regions, among other actions. As of December 31, 2012, we had restructuring liabilities of $5.0 million, which we anticipate paying by the end of fiscal 2013. We anticipate incurring restructuring charges of approximately $1.0 million to $2.0 million in the second half of fiscal 2013.

Litigation Settlement
During the second quarter of fiscal 2013, we recognized a litigation award of $0.4 million related to a favorable verdict on a trial.
Gain on Campus Sale
During the first quarter of fiscal 2013, we completed the sale of our corporate campus and accompanying 16 acres of land in Santa Clara, California for net cash proceeds of approximately $44.7 million. We realized a gain of $11.5 million in connection with this transaction.
Other Income (Expense), net
Other expense, net increased by approximately $0.3 million in the second quarter of fiscal 2013 and increased by $0.7 million in the first six months of fiscal 2013, compared to the corresponding periods of fiscal 2012.  The changes in other income (expense), net in the first half of fiscal 2013, as compared to the same period in fiscal 2012, was insignificant. The increases in other expense, net were primarily due to gains from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. dollars.
Provision for Income Taxes
We recorded an income tax provision of $0.4 million and $0.2 million for the three months ended December 31, 2012 and January 1, 2012, respectively. We recorded an income tax provision of $1.0 million and $0.7 million for the six months ended December 31, 2012 and January 1, 2012, respectively. The income tax provision for the second quarter of fiscal 2013 consisted primarily of taxes on foreign income and U.S state income taxes. The income tax provision for the second quarter of fiscal 2012 consisted primarily of taxes on foreign income and U.S. state income taxes. The income tax provisions for both quarters were calculated based on the results of operations for the three and six months ended December 31, 2012 and January 1, 2012, and may not reflect the annual effective rate.
We have provided a full valuation allowance for our U.S. net deferred tax assets after assessing both negative and positive evidence when measuring the need for a valuation allowance. For the current quarter, negative evidence, such as the Company's current quarter financial performance, the Company's significant restructuring in the current quarter, and the unfavorable macroeconomic climate were given more weight than our expectations of future profitability, which are inherently uncertain. Accordingly, we believe that there is sufficient negative evidence to maintain a full valuation allowance against our U.S. federal and state net deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our U.S. deferred tax assets.
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
As discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2012, we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

•	Revenue Recognition

•	Inventory Valuation

•	Long Lived Assets

•	Allowance for Doubtful Accounts

•	Deferred Tax Valuation Allowance

•	Accounting for Uncertainty in Income Taxes

•	Share-Based Compensation

•	Legal Contingencies

•	Restructuring Costs
There have been no changes to our critical accounting policies since the filing of our last Annual Report on Form 10-K.

Liquidity and Capital Resources
The following summarizes information regarding our cash, investments, and working capital (in thousands):

	December 31, 2012	June 30, 2012
Cash and cash equivalent	$89,766	$54,596
Short-term investments	35,204	23,358
Marketable securities	71,208	75,561
Total cash and investments	$196,178	$153,515
Working capital	$102,982	$72,361

As of December 31, 2012, our principal sources of liquidity consisted of cash, cash equivalents and investments of $196.2 million and net accounts receivable of $42.6 million. Historically, our principal uses of cash have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development, marketing of our products and purchases of property and equipment and repurchases of our common stock. We believe that our $196.2 million of cash and cash equivalents and investments at December 31, 2012 will be sufficient to fund our operating requirements, stock repurchase program, and restructuring expenses for at least the next 12 months.
Key Components of Cash Flows and Liquidity
A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Six Months Ended
	December 31, 2012	January 1, 2012
Net cash provided by operating activities	$8,077	$3,954
Net cash provided by (used in) investing activities	$31,181	$(3,945)
Net cash (used in) provided by financing activities	$(4,557)	$698
Foreign currency effect on cash	$469	$(1,260)
Net increase (decrease) in cash and cash equivalents	$35,170	$(553)
Net Cash Provided by Operating Activities

Cash flows from operations increased by $4.1 million in the first six months of fiscal 2013 compared to the corresponding period of fiscal 2012, primarily due to purposeful reduction of inventory spending to bring inventory levels in line with the anticipated near-term demand for our products.
Net Cash Provided by Investing Activities
Cash flow provided by investing activities in the first six months of fiscal 2013 was $31.2 million, comprised of proceeds of $42.7 million from the sale of buildings and land in Santa Clara California, proceeds of $17.8 million from the sale and maturities of investments, offset by $25.9 million used to purchase investment securities and $3.0 million used to purchase property and equipment.
Net Cash Used in Financing Activities
Cash flow used in financing activities in the first six months of fiscal 2013 was $4.6 million, comprised of $6.2 used to repurchase shares of our common stock, offset by $1.6 million of proceeds from the exercise of stock options and purchases of shares of our common stock under the ESPP, net of taxes paid on vested and released stock awards.
Contractual Obligations
The following summarizes our contractual obligations at December 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Non-Cancellable Inventory purchase commitments	$21,823	$21,823	$—	$—	$—
Non-cancellable operating lease obligations	36,332	4,224	9,239	7,593	15,276
Total contractual cash obligations	$58,155	$26,047	$9,239	$7,593	$15,276

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $21.8 million as of December 31, 2012, a decrease of $17.0 million from $38.8 million as of June 30, 2012. We expect to honor the inventory purchase commitments within the next 12 months.

The amounts in the table above exclude $0.5 million of income tax liabilities related to uncertain tax positions as we are unable to reasonably estimate the timing of settlement.

We did not have any material commitments for capital expenditures as of December 31, 2012.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2012.
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

The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2012. This table does not include money market funds because those funds are generally not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
December 31, 2012
Included in cash and cash equivalent	$4.601	$—	$—	$4.601	$4.601
Weighted average interest rate	1.35%	—	—
Included in short-term investments	$—	$30,602	$—	$30,602	$30,602
Weighted average interest rate	—%	0.77%	—
Included in marketable securities	$—	$—	$71,208	$71,208	$71,208
Weighted average interest rate	—	—	0.72%

The following tables present hypothetical changes in fair value of the financial instruments held at December 31, 2012 that are sensitive to changes in interest rates:

Unrealized gain given a decrease in interest rate of X bps		Fair value as of	Unrealized loss given an increase in interest rate of X bps
(100 bps)	(50 bps)	December 31, 2012	100 bps	50 bps
(In thousands)
$1,536	$763	$106,412	$(1,494)	$(752)

Exchange Rate Sensitivity
Currently, substantially all of our sales and the majority of our expenses are denominated in United States dollars. While we conduct some sales transactions and incur certain operating expenses in foreign currencies and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant, in part because of our foreign exchange risk management process discussed below.
Foreign Exchange Forward Contracts
We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in Japanese Yen, the Euro, the Swedish Krona, the Indian Rupee and the British Pound. These derivatives do not qualify as hedges. At December 31, 2012, these forward foreign currency contracts had a notional principal amount of $9.5 million and an immaterial unrealized gain on foreign exchange contracts. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses from operations were a $0.4 million loss for the three months ended December 31, 2012 and a $0.1 million loss for the three months ended January 1, 2012. Foreign currency transaction gains and losses from operations were $0.1 million for the six months ended December 31, 2012, and an immaterial loss for the six months ended January 1, 2012.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We may not fully realize the anticipated positive impacts to future financial results from our restructuring efforts.
We are currently undergoing restructuring efforts to streamline operations and reduce operating expenses. Our ability to achieve the anticipated cost savings and other benefits from our restructuring efforts within expected time frames is subject to many estimates and assumptions, and may vary materially based on factors such as market conditions and the effect of our restructuring efforts on our work force. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated positive impacts to future financial results from our current or future restructuring efforts. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings expected from such restructurings, and our business and results of operations could be adversely affected.
Industry consolidation may lead to stronger competition and may harm our operating results.
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

We intend to invest in engineering, sales, service, marketing and manufacturing on a long term basis, and delays or inability to attain the expected benefits may result in unfavorable operating results.
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
These actions could have a material adverse effect on our operating results or the price of our common stock. Moreover, even if we do obtain benefits in the form of increased sales and earnings, these benefits may be recognized much later than the time when the expenses associated with an acquisition are incurred. This is particularly relevant in cases where it would be necessary to integrate new types of technology into our existing portfolio and new types of products may be targeted for potential customers with which we do not have pre-existing relationships. Acquisitions and investment activities also entail numerous risks, including:

•	difficulties in the assimilation of acquired operations, technologies and/or products;

•	unanticipated costs associated with the acquisition or investment transaction;

•	the diversion of management's attention from other business concerns;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience;

•	the potential loss of key employees of acquired organizations; and

•	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items.
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
Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, service and operations personnel, many of whom would be difficult to replace. We do not have employment contracts with these individuals that mandate that they render services for any specific term, nor do we carry life insurance on any of our key personnel. We have experienced and may in the future experience significant turnover in our executive personnel. In addition, retention has generally become more difficult for us, in part because of our restructuring efforts and in part due to the exercise price of most of the stock options granted to many of our employees is below the market price. As a result, we experienced high levels of attrition. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, service, finance and operations personnel. The market for these personnel is competitive, and we have had difficulty in hiring employees, particularly engineers, in the time-frame we desire.
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
The sale of our products and services requires a concerted effort that is frequently targeted at several levels within a prospective customer's organization. We may not be able to increase net revenue unless we expand our sales and support teams in order to address all of the customer requirements necessary to sell our products.
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

Market conditions and changes in the industry could lead to discontinuation of our products or businesses resulting in asset impairments
In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses in the future. Any future decision to limit investment in or dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Although in certain instances, our supply agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed, our loss contingencies may include liabilities for contracts that we cannot cancel with contract manufacturers and suppliers. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - Not applicable

Item 3.	Defaults Upon Senior Securities - Not applicable

Item 4.	Mine Safety Disclosure - Not Applicable

Item 5.	Other Information

Item 6.	Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

10.1	Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated October 15, 2012.	8-K	10/19/2012	10.1

10.2	First Amendment to Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated December 31, 2012.	8-K	1/7/2013	10.1

10.3	Office Space Lease Agreement by and between W3 Ridge Rio Robles Property LLC and Extreme Networks, Inc., dated December 31, 2012.	8-K	1/7/2013	10.2

31.1	Section 302 Certification of Chief Executive Officer				X

31.2	Section 302 Certification of Chief Financial Officer				X

32.1	Section 906 Certification of Chief Executive Officer				X

32.2	Section 906 Certification of Chief Financial Officer				X

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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

EXTREME NETWORKS, INC. (Registrant)

/S/ JOHN KURTZWEIL
JOHN KURTZWEIL
Senior Vice President, Chief Financial Officer, and Chief Accounting Officer
January 31, 2013