Form 10-Q
period 2013-03-31
EXTREME NETWORKS INC
filed 2013-05-01
CIK 1078271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 ___________________________
Form 10-Q
 ___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at April 24, 2013 was 92,989,772.

EXTREME NETWORKS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2013

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$77,592	$54,596
Short-term investments	42,336	23,358
Accounts receivable, net of allowances of $1,518 at March 31, 2013 and $1,646 at June 30, 2012	43,612	41,166
Inventories	15,658	26,609
Deferred income taxes	288	644
Prepaid expenses and other current assets	5,690	5,655
Assets held for sale	—	17,081
Total current assets	185,176	169,109
Property and equipment, net	11,220	25,180
Marketable securities	69,171	75,561
Intangible assets, net	4,273	5,106
Other assets	8,593	9,634
Total assets	$278,433	$284,590
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,336	$19,437
Accrued compensation and benefits	10,882	13,409
Restructuring liabilities	1,774	463
Accrued warranty	2,896	2,871
Deferred revenue, net	32,400	31,769
Deferred distributors revenue, net of cost of sales to distributors	13,532	15,319
Other accrued liabilities	12,784	13,480
Total current liabilities	84,604	96,748
Deferred revenue, less current portion	8,007	7,559
Other long-term liabilities	1,401	643
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 92,976,291 shares issued and outstanding at March 31, 2013 and 133,965,455 and 94,333,619 shares issued and outstanding, respectively, at June 30, 2012	93	134
Treasury stock, zero and 39,631,836 shares at March 31, 2013 and June 30, 2012, respectively	—	(149,666)
Additional paid-in-capital	818,562	970,609
Accumulated other comprehensive loss	(147)	(861)
Accumulated deficit	(634,087)	(640,576)
Total stockholders’ equity	184,421	179,640
Total liabilities and stockholders’ equity	$278,433	$284,590
See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Net revenues:
Product	$54,072	$58,009	$175,450	$189,316
Service	14,131	15,359	44,431	45,758
Total net revenues	68,203	73,368	219,881	235,074
Cost of revenues:
Product	25,206	26,623	85,059	86,922
Service	5,060	5,534	16,171	17,137
Total cost of revenues	30,266	32,157	101,230	104,059
Gross profit:
Product	28,866	31,386	90,391	102,394
Service	9,071	9,825	28,260	28,621
Total gross profit	37,937	41,211	118,651	131,015
Operating expenses:
Research and development	9,381	10,376	30,954	33,866
Sales and marketing	20,644	20,657	64,764	65,512
General and administrative	6,288	7,553	18,292	21,777
Restructuring charge, net of reversals	1,076	(35)	6,242	1,357
Litigation settlement, net	2,450	—	2,029	—
Gain on sale of facilities	—	—	(11,539)	—
Total operating expenses	39,839	38,551	110,742	122,512
Operating (loss) income	(1,902)	2,660	7,909	8,503
Interest income	256	294	786	929
Interest expense	—	—	—	(75)
Other expense, net	(165)	(73)	(814)	(55)
(Loss) income before income taxes	(1,811)	2,881	7,881	9,302
Provision for income taxes	409	509	1,392	1,240
Net (loss) income	$(2,220)	$2,372	$6,489	$8,062
Basic and diluted net (loss) income per share:
Net (loss) income per share – basic	$(0.02)	$0.03	$0.07	$0.09
Net (loss) income per share – diluted	$(0.02)	$0.03	$0.07	$0.09
Shares used in per share calculation – basic	92,968	93,659	94,069	93,205
Shares used in per share calculation – diluted	92,968	94,600	95,094	94,245
 See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Net (loss) income:	$(2,220)	$2,372	$6,489	$8,062
Other comprehensive income (loss), net of tax:
Change in unrealized (loss) gain on investment	(55)	300	83	(80)
Change in net foreign currency translation adjustment	(150)	216	630	(1,473)
Other comprehensive (loss) income	(205)	516	713	(1,553)
Total comprehensive (loss) income	$(2,425)	$2,888	$7,202	$6,509
 See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31, 2013	April 1, 2012
Cash flows from operating activities:
Net income	$6,489	$8,062
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in accrued investment income	1,263	2,207
Depreciation and amortization	3,389	4,001
Amortization of intangible assets	1,168	1,401
Provision for doubtful accounts	(556)	(90)
Deferred income taxes	21	(53)
Stock-based compensation	5,625	4,652
Gain on disposition of long lived assets, net	(11,451)	—
Loss on retirement of assets	—	54
Unrealized gain on foreign exchange transactions	—	(566)
Changes in operating assets and liabilities, net
Accounts receivable	(1,889)	(12,411)
Inventories	10,952	(1,234)
Prepaid expenses and other assets	1,363	5,753
Accounts payable	(9,101)	3,936
Accrued compensation and benefits	(2,526)	(2,471)
Restructuring liabilities	1,311	(2,504)
Other current and long term liabilities	945	(4,330)
Net cash provided by operating activities	7,003	6,407
Cash flows from investing activities:
Capital expenditures	(4,422)	(4,421)
Purchases of investments	(40,113)	(53,318)
Proceeds from maturities of investments and marketable securities	13,867	28,297
Proceeds from sales of investments and marketable securities	12,478	25,812
Purchases of intangible assets	(335)	(275)
Proceeds from sales of facilities	42,659	—
Net cash provided by (used in) investing activities	24,134	(3,905)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,539	753
Repurchases of common stock	(10,973)	—
Deposit received from sale of buildings	—	1,001
Net cash (used in) provided by financing activities	(8,434)	1,754

Foreign currency effect on cash	293	(905)

Net increase in cash and cash equivalents	22,996	3,351

Cash and cash equivalents at beginning of period	54,596	49,972
Cash and cash equivalents at end of period	$77,592	$53,323
See accompanying notes to the condensed consolidated financial statements.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The unaudited condensed consolidated financial statements of Extreme Networks, Inc. (referred to as the “Company” or “Extreme Networks”) included herein have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations. The condensed consolidated balance sheet at June 30, 2012 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at March 31, 2013. The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for fiscal 2013 or any future periods.

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
3. Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Topic 350 - Comprehensive Income ("ASU 2013-02"), which amends Topic 220 to improve the reporting of reclassifications out of accumulated other comprehensive income to the respective line items in net income. ASU 2013-02 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2012. The Company intends to adopt this standard in the first quarter of 2014 and does not expect the adoption will have a material impact on its consolidated results of operations or financial condition.

4. Balance Sheet Accounts
Cash, Cash Equivalents, Short-Term Investments and Marketable Securities
Summary of Cash and Available-for-Sale Securities (in thousands)

	March 31, 2013	June 30, 2012
Cash	$23,413	$18,455

Cash equivalents	54,179	36,141
Short-term investments	42,336	23,358
Marketable securities	69,171	75,561
Total available-for-sale	$165,686	$135,060

Total cash and available for sale securities	$189,099	$153,515
Available-for-Sale Securities
The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
March 31, 2013
Money market funds	$54,179	$54,179	$—	$—
U.S. corporate debt securities	105,853	105,994	245	(104)
U.S. government agency securities	5,512	5,513	1	—
	$165,544	$165,686	$246	$(104)
Classified as:
Cash equivalents	$54,179	$54,179	$—	$—
Short-term investments	42,255	42,336	81	—
Marketable securities	69,110	69,171	165	(104)
	$165,544	$165,686	$246	$(104)
June 30, 2012
Money market funds	$36,141	$36,141	$—	$—
U.S. corporate debt securities	84,882	84,949	148	(81)
U.S. government agency securities	11,241	11,234	3	(10)
U.S. municipal bonds	2,738	2,736	—	(2)
	$135,002	$135,060	$151	$(93)
Classified as:
Cash equivalents	$36,141	$36,141	$—	$—
Short-term investments	23,311	23,358	48	(1)
Marketable securities	75,550	75,561	103	(92)
	$135,002	$135,060	$151	$(93)

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of available-for-sale investments in debt securities at March 31, 2013, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$42,255	$42,336
Due in 1-2 years	39,499	39,652
Due in 2-5 years	29,611	29,519
Total investments in available for sale debt securities	$111,365	$111,507
The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Investments with original maturities of greater than three months, but less than one year at the balance sheet date are classified as Short Term Investments. Investments with maturities of greater than one year at balance sheet date are classified as Marketable Securities. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, the Company diversifies its investments by limiting its holdings with any individual issuer.
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

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013
U.S. corporate debt securities	$32,942	$(104)	$—	$—	$32,942	$(104)
	$32,942	$(104)	$—	$—	$32,942	$(104)

The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income into earnings using the specific identification method. During the three and nine months ended March 31, 2013, realized gains or losses recognized on the sale of investments were not significant. As of March 31, 2013, nineteen out of sixty-three investment securities had unrealized losses. The unrealized gains / (losses) on the Company’s investments were caused by interest rate fluctuations. Substantially all of the Company’s available-for-sale investments are investment grade government and corporate debt securities that have maturities of less than three years. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized costs.
Inventories
Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company reduces the carrying value of inventory to net realizable value based on excess and

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
On September 11, 2012, the Company completed the sale of its corporate campus and accompanying 16 acres of land in Santa Clara, California for net cash proceeds of approximately $44.7 million and realized a gain of approximately $11.5 million.
Deferred Revenue, Net
Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenue when the revenue recognition criteria have not been met. The following table summarizes deferred revenue, net at March 31, 2013 and June 30, 2012, respectively (in thousands):

	March 31, 2013	June 30, 2012
Deferred services	$37,397	$37,708
Deferred product:
Deferred revenue	3,287	2,236
Deferred cost of sales	(277)	(616)
Deferred product revenue, net	3,010	1,620
Balance at end of period	40,407	39,328
Less: current portion	32,400	31,769
Non-current deferred revenue, net	$8,007	$7,559

The Company offers for sale to its customers renewable support arrangements, including extended warranty contracts, that range from one to five years. Deferred support revenue is included within deferred revenue, net within the Services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Balance beginning of period	$35,797	$37,416	$37,461	$35,802
New support arrangements	14,431	15,115	41,745	45,675
Recognition of support revenue	(13,420)	(14,364)	(42,398)	(43,310)
Balance end of period	36,808	38,167	36,808	38,167
Less: current portion	28,801	30,538	28,801	30,538
Non-current deferred revenue	$8,007	$7,629	$8,007	$7,629

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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The following table summarizes deferred distributors revenue, net of cost of sales to distributors at March 31, 2013 and June 30, 2012, respectively (in thousands):

	March 31, 2013	June 30, 2012
Deferred distributors revenue	$17,562	$20,361
Deferred cost of sales to distributors	(4,030)	(5,042)
Total deferred distributors revenue, net of cost of sales to distributors	$13,532	$15,319

Guarantees and Product Warranties
Upon issuance of a standard product warranty, the Company discloses and recognizes a liability for the obligation it assumes under the warranty. The following table summarizes the activity related to the Company’s product warranty liability during the three and nine months ended March 31, 2013 and April 1, 2012:

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Balance beginning of period	$2,971	$2,651	$2,871	$2,640
New warranties issued	1,257	1,556	4,761	4,793
Warranty expenditures	(1,332)	(1,365)	(4,736)	(4,591)
Balance end of period	$2,896	$2,842	$2,896	$2,842

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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit. The Company noted the greater than 10% receivable concentration in its customer base as of March 31, 2013 is not materially different than it was as of June 30, 2012.
The following table sets forth major customers accounting for 10% or more of our net revenue (amounts for the three and nine months ended April 1, 2012 have been revised to correct previously disclosed amounts):

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Westcon Group Inc.	19%	20%	10%	19%
Tech Data	11%	*	*	*
Scansource, Inc.	10%	12%	*	13%
Ericsson AB	*	11%	*	11%

* Less than 10% of revenue

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

• Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

March 31, 2013	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Federal agency notes	$—	$5,513	$—	$5,513
Money market funds	54,179	—	—	54,179
Corporate notes/bonds	—	105,994	—	105,994
Foreign currency forward contracts	—	26	—	26
Total	$54,179	$111,533	$—	$165,712

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2012	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Municipal bonds	$—	$2,736	$—	$2,736
Federal agency notes	—	11,234	—	11,234
Money market funds	36,141	—	—	36,141
Corporate notes/bonds	—	84,949	—	84,949
Foreign currency forward contracts	—	179	—	179
Total	$36,141	$99,098	$—	$135,239
Level 2 investment valuations are based on inputs such as quoted market prices of similar instruments, dealer quotations or valuations provided by alternative pricing sources supported by observable inputs. These generally include U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and nine months ended March 31, 2013 and April 1, 2012.

6. Share-based Compensation
Share-based compensation expense recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Cost of product revenue	$118	$81	$413	$372
Cost of service revenue	61	59	304	203
Research and development	268	289	988	1,041
Sales and marketing	756	487	2,051	1,306
General and administrative	638	560	1,869	1,730
Total share-based compensation expense	$1,841	$1,476	$5,625	$4,652
During the three and nine months ended March 31, 2013 and April 1, 2012, the Company did not capitalize any stock-based compensation expense in inventory, as the amounts were immaterial. The income tax benefit for share-based compensation expense was immaterial in the three and nine months ended March 31, 2013 and April 1, 2012.
The weighted-average grant-date per share fair value of options granted during the three months ended March 31, 2013 and April 1, 2012 were $1.72 and $1.58, respectively. The weighted-average estimated per share fair value of shares purchased under the Company’s 1999 Employee Stock Purchase Plan (“ESPP”) during the three months ended March 31, 2013 and April 1, 2012 were $0.86 and $1.05, respectively.
The weighted-average grant-date per share fair value of options granted during the nine months ended March 31, 2013 and April 1, 2012 were $2.71 and $1.65, respectively. The weighted-average estimated per share fair value of shares purchased under the ESPP during the nine months ended March 31, 2013 and April 1, 2012 were $0.88 and $1.01, respectively.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under all plans for the nine months ended March 31, 2013:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000’s)
Options outstanding at June 30, 2012	9,006	$3.68
Granted	2,214	$3.50
Exercised	(689)	$2.83		$499
Cancelled	(1,113)	$3.78
Options outstanding at March 31, 2013	9,418	$3.69	4.69	$1,497
Exercisable at March 31, 2013	5,622	$3.88	3.87	$1,260
Vested and expected to vest at March 31, 2013	8,986	$3.70	4.62	$1,478
Stock Awards
Stock awards may be granted under the 2005 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock which vests over a fixed period.

The following table summarizes stock award activity for the nine months ended March 31, 2013:

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value	Aggregate Fair Market Value ($000's)
Non-vested stock outstanding at June 30, 2012	1,078	$2.35
Granted	3,199	$3.49
Vested	(774)	$3.40	$2,625
Cancelled	(273)	$3.43
Non-vested stock outstanding at March 31, 2013	3,230	$3.14

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

	Stock Option Plan		Employee Stock Purchase Plan		Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Expected life	4.2 years	5 years	0.25 years	0.25 years	4.5 years	5 years	0.25 years	0.25 years
Risk-free interest rate	0.72%	0.88%	0.10%	0.13%	0.71%	1.07%	0.07%	0.07%
Volatility	62%	64%	42%	54%	60%	60%	53%	65%
Dividend yield	—%	—%	—%	—%	—%	—%	—%	—%
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
Common Stock Repurchases
On September 28, 2012, the Company's Board of Directors approved a share repurchase program for a maximum of $75 million which may be purchased over a three year period in the open market or in privately negotiated transactions. All repurchased shares will be retired and included in the Company's authorized but unissued shares. During the three months ended March 31, 2013, the Company repurchased 1.2 million shares of common stock at a total cost of $4.2 million. During the nine months ended March 31, 2013, the Company repurchased 3.1 million shares of common stock at a total cost of $11.0 million.

8. Commitments and Contingencies
Purchase Commitments
The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. The arrangements allow them to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to the purchase of long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of March 31, 2013, the Company had non-cancelable commitments to purchase approximately $30.3 million of such inventory.
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
Intellectual Property Litigation
Enterasys Networks
On June 21, 2005, Enterasys Networks ("Enterasys") filed suit against Extreme and Foundry Networks, Inc. (“Foundry”) in the United States District Court for the District of Massachusetts, Civil Action No. 05-11298 DPW. The complaint alleged willful infringement of U.S. Patent Nos. 5,251,205; 5,390,173; 6,128,665; 6,147,995; 6,539,022; and 6,560,236, and sought: a) a judgment that the Company willfully infringes each of the patents; (b) a permanent injunction from infringement, inducement of infringement and contributory infringement of each of the six patents; (c) damages and a “reasonable royalty” to be determined at trial; (d) treble damages; (e) attorneys' fees, costs and interest; and (f) equitable relief at the Court's discretion. Petitions for reexamination were filed challenging five of the patents at issue to the U.S. Patent and Trademark Office, and a stay of the case was entered. Following the reexamination proceedings, Enterasys withdrew its allegations of infringement as to two of the patents,

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. Patent Nos. 6,539,022 and 6,560,236. The stay was lifted on May 21, 2010, and the Court held claim construction hearings in December 2010. Fact discovery was ongoing. No trial date was set.
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
During the third quarter of fiscal 2013, the Company and Enterasys engaged in settlement discussions. On March 29, 2013, the parties entered into a confidential settlement agreement (“Agreement”). The Agreement required a dismissal with prejudice of the Wisconsin and Massachusetts litigation, as well as cross covenants not to sue and survival of settlement rights for any acquiring party of the parties. Joint motions to dismiss were granted on April 13, 2013, and April 15, 2013 respectively. All matters between the parties have now been resolved.
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
During the fourth quarter of the fiscal 2012, the Company engaged in settlement discussions with Chrimar Systems Inc.  As part of the negotiations the Company determined that it is reasonably possible that a range of loss could be between $0.3 million and $1.4 million which is dependent on a number of factors including whether mutually acceptable settlement terms can be reached. As of March 31, 2013 and through the date of the filing of this Form 10-Q, this matter was still pending. However, during the quarter ended June 30, 2012 the Company recorded a charge of $0.3 million based on its best estimate of the probable loss. In addition, during the quarter ending March 31, 2013, venue for the Delaware action was transferred to the United States District Court for the District of Northern California.
Reefedge Networks
On September 17, 2012, Reefedge Networks, LLC filed suit against the Company in the United States District Court for the District of Delaware, Civil Action No. 12-1148. The complaint alleges wrongful use, making, selling, and/or offering to sell products that infringe U.S. Patent Nos. 6,633.761; 6,975,864; and 7,197,308 and seeks unspecified monetary damages and a permanent injunction for products originating from a single supplier to which the Company has submitted an indemnification request. Given the preliminary nature of the claims, it is premature to assess the likelihood of a particular outcome. An answer

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was filed on December 10, 2012. The Company believes it will be fully indemnified for any potential losses related to the suit, as all products are third party designed and manufactured, and the suit is the subject of a third party indemnity and defense agreement.
Indemnification Obligations
Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals' reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of these claims. The cost to defend the Company and the named individuals could have a material adverse effect on its consolidated financial position, results of operations and cash flows in the future. Recovery of such costs under its directors and officers insurance coverage is uncertain. As of March 31, 2013, the Company had no outstanding indemnification claims
9. Income Taxes
The Company recorded an income tax provision of $0.4 million and $0.5 million for the three months ended March 31, 2013 and April 1, 2012, respectively. The Company recorded an income tax provision of $1.4 million and $1.2 million for the nine months ended March 31, 2013 and April 1, 2012 respectively.
The income tax provisions for the three and nine months ended March 31, 2013 and April 1, 2012 consisted primarily of taxes on foreign income and U.S. state income taxes. The income tax provisions for both fiscal years were calculated based on the results of operations for the three and nine months ended March 31, 2013 and April 1, 2012, and may not reflect the annual effective rate.

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
The Company had $25.8 million of unrecognized tax benefits as of March 31, 2013. The future impact of the unrecognized tax benefit of $25.8 million, if recognized, is as follows: approximately $0.5 million would impact the effective tax rate, and approximately $25.3 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. It is reasonably possible that the amount of unrealized tax benefit could decrease by approximately $0.2 million during the next twelve months due to the expiration of the statute of limitations in certain foreign jurisdictions.
Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Consolidated Statements of Operations and were immaterial for both the three months and nine months periods ended March 31, 2013. Accrued interest and penalties were $0.1 million and $0.2 million as of March 31, 2013 and April 1, 2012, respectively.
In general, the Company's U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 1999 forward due to net operating losses and the Company's state income tax returns are subject to examination for fiscal years 2001 forward due to net operating losses.

10. Net (Loss) Income Per Share
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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Net (loss) income	$(2,220)	$2,372	$6,489	$8,062
Weighted-average shares used in per share calculation – basic	92,968	93,659	94,069	93,205
Incremental shares using the treasury stock method:
Stock options	—	389	391	329
Restricted stock units	—	474	526	595
Employee Stock Purchase Plan	—	78	108	116
Weighted -average share used in per share calculation – diluted	92,968	94,600	95,094	94,245
Net income (loss) per share – basic	(0.02)	0.03	0.07	0.09
Net income (loss) per share – diluted	(0.02)	0.03	0.07	0.09
Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan. Weighted stock options outstanding with an exercise price higher than the Company's average stock price for the periods presented are excluded from the calculation of diluted net income per share since the effect of including them would have been anti-dilutive due to the net income position of the Company during the periods presented. For the three and nine months ended March 31, 2013, the Company excluded 7.1 million and 7.2 million outstanding weighted average stock options, respectively, from the calculation of diluted earnings per common share because they would have been anti-dilutive.  The Company excluded 8.2 million and 8.5 million outstanding weighted average stock options from the calculation of diluted earnings per common share in the three and nine months ended April 1, 2012 because they would have been anti-dilutive.
11. Restructuring Charges
As part of the Company's on-going restructuring efforts, during the second quarter of fiscal year 2013, the Company initiated a plan to reduce its worldwide headcount by 13%, consolidate specific global administrative functions, and shift certain operating costs to lower cost regions, among other actions. Restructuring expense was $1.1 million and $6.2 million in the three and nine months ended March 31, 2013. Restructuring expense was not significant in the three months ended April 1, 2012 and was $1.4 million in the nine months ended April 1, 2012, respectively.

The following table summarizes restructuring activities for the nine months ended March 31, 2013:

	Termination Benefits (1)	Excess Facilities (2)	Other Cost	Total
Balance at July 1, 2012	$359	$93	$11	$463
Period charges	5,986	114	275	6,375
Period reversals	(133)	—	—	(133)
Period payments	(4,464)	(181)	(286)	(4,931)
Restructuring liabilities at March 31, 2013	$1,748	$26	$—	$1,774

(1) Termination benefits generally include severance, outplacement services and health insurance coverage.
(2) Excess facilities costs generally include rent expense less expected sublease income, lease termination costs and asset abandonment costs.

12. Foreign Exchange Forward Contracts
The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The Company records all derivatives on the balance sheet as Other Assets, Net at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. At March 31, 2013, these forward foreign currency contracts had a notional principal amount of $7.5 million and an immaterial unrealized gain on foreign exchange contracts. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign currency transaction gains and losses from operations were a $0.1 million loss for the three months ended March 31, 2013 and a $0.2 million gain for the three months ended April 1, 2012. Foreign currency transaction gains and losses were an immaterial gain for the nine months ended March 31, 2013 and a $0.1 million gain for the nine months ended April 1, 2012.

13. Disclosure about Segments of an Enterprise and Geographic Areas
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers with respect to the allocation of resources and performance.
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
The Company attributes revenues to geographic regions primarily based on the customer's ship-to location. Amounts for the three and nine months ended April 1, 2012 have been revised to correct previously disclosed amounts. Information regarding geographic areas is as follows (in thousands):

	Three Months Ended		Nine Months Ended
Net Revenues:	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Americas:
United States	$21,609	$23,452	$69,545	$75,841
Other	6,414	7,464	26,959	26,976
Total Americas	28,023	30,916	96,504	102,817
EMEA	28,481	30,349	85,700	91,164
APAC	11,699	12,103	37,677	41,093
Total net revenues	$68,203	$73,368	$219,881	$235,074

Substantially all of the Company’s assets were attributable to North America operations at March 31, 2013 and June 30, 2012.

14. Subsequent Events

On April 25, 2013, the Company announced the resignation of Oscar Rodriguez as President and Chief Executive Officer of the Company as well as his resignation from the Board of Directors.   At the same time, the Company announced the appointment of  Mr. Charles W. “Chuck” Berger as its President and Chief Executive Officer, as well as elected him to the Board of Directors, effective as of April 25, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particularly, our expectations regarding market demands, customer requirements and the general economic environment, and future results of operations, and other statements that include words such as “may” “expect” or “believe” . These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Quarterly Report on Form 10-Q for the third quarter of fiscal 2013, our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; the timing of any recovery in the global economy; risks related to pending or future litigation; and a dependency on third parties for certain components and for the manufacturing of our products.

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

Results of Operations
During the third quarter of fiscal 2013, we achieved the following results:

•	Net revenues of $68.2 million compared to net revenues of $73.4 million in the third quarter of fiscal 2012.

•	Product revenues of $54.1 million compared to product revenues of $58.0 million in the third quarter of fiscal 2012.

•	Service revenues of $14.1 million compared to service revenues of $15.4 million in the third quarter of fiscal 2012.

•	Total gross margin of 56% of net revenues compared to total gross margin of 56% of net revenues in the third quarter of fiscal 2012.

•
Operating loss of $1.9 million (including restructuring charges of $1.1 million and $2.6 million litigation settlement and associated legal fees) compared to operating income of $2.7 million in the third quarter of fiscal 2012.

•	Net loss of $2.2 million compared to net income of $2.4 million in the third quarter of fiscal 2012.

•
Cash flow provided by operating activities of $7.0 million in the nine months ended March 31, 2013 compared to cash flow provided by operating activities of $6.4 million in the nine months ended April 1, 2012.

•
Cash and cash equivalents, short-term investments and marketable securities increased by $35.6 million to $189.1 million as of March 31, 2013 from $153.5 million as of June 30, 2012, primarily due to cash provided by operating and investing activities, including the sale of buildings and land offset by cash used for repurchase of common stock.

We operate in three regions: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Middle East, and Africa; and APAC which includes Asia Pacific, South Asia, Japan, and Australia. The following table presents the total net revenue geographically for the three and nine months ended March 31, 2013 and April 1, 2012, respectively (dollars in thousands):

	Three Months Ended				Nine Months Ended
Net Revenues	March 31, 2013	April 1, 2012	$ Change	% Change	March 31, 2013	April 1, 2012	$ Change	% Change
Americas:
United States	$21,609	$23,452	$(1,843)	(7.9)%	$69,545	$75,841	$(6,296)	(8.3)%
Other	6,414	7,464	(1,050)	(14.1)%	26,959	26,976	(17)	(0.1)%
Total Americas	28,023	30,916	(2,893)	(9.4)%	96,504	102,817	(6,313)	(6.1)%
Percentage of net revenue	41.0%	42.1%			43.9%	43.7%
EMEA	28,481	30,349	(1,868)	(6.2)%	85,700	91,164	(5,464)	(6.0)%
Percentage of net revenue	41.8%	41.4%			39.0%	38.8%
APAC	11,699	12,103	(404)	(3.3)%	37,677	41,093	(3,416)	(8.3)%
Percentage of net revenue	17.2%	16.5%			17.1%	17.5%
Total net revenues	$68,203	$73,368	$(5,165)	(7.0)%	$219,881	$235,074	$(15,193)	(6.5)%
Net Revenues
The following table presents net product and service revenue for the three and nine months ended March 31, 2013 and April 1, 2012, respectively (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2013	April 1, 2012	$ Change	% Change	March 31, 2013	April 1, 2012	$ Change	% Change
Net Revenues:
Product	$54,072	$58,009	$(3,937)	(6.8)%	$175,450	$189,316	$(13,866)	(7.3)%
Percentage of net revenue	79.3%	79.1%			79.8%	80.5%
Service	14,131	15,359	(1,228)	(8.0)%	44,431	45,758	(1,327)	(2.9)%
Percentage of net revenue	20.7%	20.9%			20.2%	19.5%
Total net revenues	$68,203	$73,368	$(5,165)	(7.0)%	$219,881	$235,074	$(15,193)	(6.5)%

Product revenue decreased by $3.9 million or 6.8% in the third quarter of fiscal 2013, and decreased by $13.9 million or 7.3% in the nine months ending March 31, 2013, compared to the corresponding periods of fiscal 2012 primarily due to lower sales volume in the Americas and EMEA regions. In the nine months ending March 31, 2013, we experienced weaker than expected demand from our public sector and enterprise customers in the U.S. and we continued to experience weak demand from our public sector and strategic customers and distributors in the EMEA region attributable to the persistent macroeconomic challenges in Western Europe.
Service revenue decreased by $1.2 million, or 8.0% in the third quarter of fiscal 2013, and decreased $1.3 million or 2.9% in the nine months ending March 31, 2013, compared to the corresponding periods of fiscal 2012, reflecting slight decrease in the levels of service contract renewals.

Cost of Revenue and Gross Profit
The following table presents the gross profit on product and service revenue and the gross profit percentage of product and service revenue for the three and nine months ended March 31, 2013 and April 1, 2012 (in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2013	April 1, 2012	$ Change	% Change	March 31, 2013	April 1, 2012	$ Change	% Change
Gross profit:
Product	$28,866	$31,386	$(2,520)	(8.0)%	$90,391	$102,394	$(12,003)	(11.7)%
Percentage of product revenue	53.4%	54.1%			51.5%	54.1%
Service	9,071	9,825	(754)	(7.7)%	28,260	28,621	(361)	(1.3)%
Percentage of service revenue	64.2%	64.0%			63.6%	62.5%
Total gross profit	$37,937	$41,211	$(3,274)	(7.9)%	$118,651	$131,015	$(12,364)	(9.4)%
Percentage of net revenue	55.6%	56.2%			54.0%	55.7%

Cost of product revenue includes costs of materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans, and document control. We outsource substantially all of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, document control and distribution in Santa Clara, California, China, and Taiwan. Accordingly, a significant portion of our cost of product revenue consists of payments to our primary contract manufacturer located in Hsinchu, Taiwan. In addition, we OEM our wireless product line from Motorola.
Product gross margin decreased to 53.4% from 54.1% in the third quarter of fiscal 2013, and decreased to 51.5% from 54.1% in the nine months ending March 31, 2013, compared to the corresponding periods of fiscal 2012. The decrease in product gross margin for the third quarter of fiscal 2013 was primarily due to lower product revenue offset by economic benefits realized in our manufacturing costs. The decrease in product gross margin for the nine months ending March 31, 2013, compared to the corresponding periods of fiscal 2012 was primarily due to lower product revenue and an increase in charges for excess and obsolete inventory offset by economic benefits realized in our manufacturing costs.
Our cost of service revenue consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross margin increased to 64.2% from 64.0% in the third quarter of fiscal 2013 and increased to 63.6% from 62.5% in the nine months ending March 31, 2013. The increases in service gross margin were primarily due to lower material costs.
Operating Expenses
The following table presents operating expenses and operating income (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2013	April 1, 2012	$ Change	% Change	March 31, 2013	April 1, 2012	$ Change	% Change
Research and development	$9,381	$10,376	$(995)	(9.6)%	$30,954	$33,866	$(2,912)	(8.6)%
Sales and marketing	20,644	20,657	(13)	(0.1)%	64,764	65,512	(748)	(1.1)%
General and administrative	6,288	7,553	(1,265)	(16.7)%	18,292	21,777	(3,485)	(16.0)%
Restructuring charge, net of reversals	1,076	(35)	1,111	3,174.3%	6,242	1,357	4,885	360.0%
Litigation settlement	2,450	—	2,450	100.0%	2,029	—	2,029	100.0%
Gain on sale of campus	—	—	—	—%	(11,539)	—	(11,539)	(100.0)%
Total operating expenses	$39,839	$38,551	$1,288	3.3%	$110,742	$122,512	$(11,770)	(9.6)%
Operating income	$(1,902)	2,660	$(4,562)	(171.5)%	$7,909	$8,503	$(594)	(7.0)%

The following table highlights our operating expenses and operating income as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Research and development	13.8%	14.1%	14.1%	14.4%
Sales and marketing	30.3%	28.2%	29.5%	27.9%
General and administrative	9.2%	10.3%	8.3%	9.3%
Restructuring charge, net of reversals	1.6%	(0.1)%	2.8%	0.6%
Litigation settlement	3.6%	—%	0.9%	—%
Gain on sale of campus	—%	—%	(5.2)%	—%
Total operating expenses	58.5%	52.5%	50.4%	52.2%
Operating income	(2.8)%	3.6%	3.6%	3.6%
Research and Development Expenses
Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products.
Research and development expenses decreased by $1.0 million, or 9.6% in the third quarter of fiscal 2013 and decreased by $2.9 million, or 8.6% in the nine months ending March 31, 2013, compared to the corresponding periods of fiscal 2012. The decreases in research and development expenses primarily resulted from lower spending on engineering project expenses due to differences in the timing and pattern of planned engineering project spending in the nine months ending March 31, 2013 when compared to the same period last year.
Sales and Marketing Expenses
Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses.
Sales and marketing expenses decreased by an immaterial amount, or 0.1% in the third quarter of fiscal 2013 and decreased by $0.7 million, or 1.1% in the nine months ending March 31, 2013, compared to the corresponding periods of fiscal 2012. The decreases in sales and marketing expenses were primarily due to decreases in commissions in the three and nine months ended March 31, 2013.
General and Administrative Expenses
General and administrative expenses decreased by $1.3 million, or 16.7% in the third quarter of fiscal 2013 and decreased by $3.5 million, or 16.0% in the nine months ending March 31, 2013, compared to the corresponding periods of fiscal 2012. The decreases in general and administrative expenses during the three months ending March 31, 2013, compared to the corresponding period of fiscal 2012, was primarily due to cost reduction initiatives realized as part of our restructuring plan. The decreases in general and administrative expenses during the nine months ending March 31, 2013, compared to the corresponding period of fiscal 2012, was mainly attributable to lower legal costs due to the resolution of certain legal matters.
Restructuring Charge, Net of Reversals
Restructuring charges increased by $1.1 million in the third quarter of fiscal 2013 and increased by $4.9 million in the nine months ending March 31, 2013, compared to the corresponding periods of fiscal 2012.  During the second quarter of fiscal 2013, we further reduced costs through targeted restructuring activities intended to reduce operating costs and realign our organization in the current competitive environment. As part of our restructuring efforts in the second quarter, we initiated a plan to reduce our worldwide headcount by 13%, consolidate specific global administrative functions, and shift certain operating costs to lower cost regions, among other actions. As of March 31, 2013, we had restructuring liabilities of $1.8 million, which we anticipate paying by the end of the first quarter of fiscal 2014. We anticipate incurring additional restructuring charges of approximately $0.6 million through the end of first quarter of fiscal 2014.

Litigation Settlement, Net
During the third quarter of fiscal 2013, we recognized a litigation charge of $2.5 million related to a settlement agreement with Enterasys Networks Inc.

Gain on Campus Sale
During the first quarter of fiscal 2013, we completed the sale of our corporate campus and accompanying 16 acres of land in Santa Clara, California for net cash proceeds of approximately $44.7 million. We realized a gain of approximately $11.5 million in connection with this transaction.
Other Expense, Net
Other expense, net increased by $0.1 million in the third quarter of fiscal 2013 and increased by $0.8 million in the nine months ending March 31, 2013, compared to the corresponding periods of fiscal 2012.  The change in other expense, net in the third quarter of fiscal 2013, as compared to the same period in fiscal 2012, was insignificant. The increase in other expense, net in the nine months ending March 31, 2013, as compared to the same period of fiscal 2012 was primarily due to gains from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. dollars.
Provision for Income Taxes
We recorded an income tax provision of $0.4 million and $0.5 million for the three months ended March 31, 2013 and April 1, 2012, respectively. We recorded an income tax provision of $1.4 million and $1.2 million for the nine months ended March 31, 2013 and April 1, 2012, respectively. The income tax provision for the third quarter of fiscal 2013 consisted primarily of taxes on foreign income and U.S state income taxes. The income tax provision for the third quarter of fiscal 2012 consisted primarily of taxes on foreign income and U.S. state income taxes. The income tax provisions for both quarters were calculated based on the results of operations for the three and nine months ended March 31, 2013 and April 1, 2012, and may not reflect the annual effective rate.
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
As discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2012, we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

•	Revenue Recognition

•	Inventory Valuation

•	Long Lived Assets

•	Allowance for Doubtful Accounts

•	Deferred Tax Valuation Allowance

•	Accounting for Uncertainty in Income Taxes

•	Share-Based Compensation

•	Legal Contingencies

•	Restructuring Costs
There have been no changes to our critical accounting policies since the filing of our last Annual Report on Form 10-K.

Liquidity and Capital Resources
The following summarizes information regarding our cash, investments, and working capital (in thousands):

	March 31, 2013	June 30, 2012
Cash and cash equivalent	$77,592	$54,596
Short-term investments	42,336	23,358
Marketable securities	69,171	75,561
Total cash and investments	$189,099	$153,515
Working capital	$100,572	$72,361

As of March 31, 2013, our principal sources of liquidity consisted of cash, cash equivalents and investments of $189.1 million and net accounts receivable of $43.6 million. Historically, our principal uses of cash have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development, marketing of our products and purchases of property and equipment and repurchases of our common stock. We believe that our $189.1 million of cash and cash equivalents and investments at March 31, 2013 will be sufficient to fund our operating requirements, stock repurchase program, and restructuring expenses for at least the next 12 months.
Key Components of Cash Flows and Liquidity
A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Nine Months Ended
	March 31, 2013	April 1, 2012
Net cash provided by operating activities	$7,003	$6,407
Net cash provided by (used in) investing activities	$24,134	$(3,905)
Net cash (used in) provided by financing activities	$(8,434)	$1,754
Foreign currency effect on cash	$293	$(905)
Net increase (decrease) in cash and cash equivalents	$22,996	$3,351
Net Cash Provided by Operating Activities
Cash flows from operations increased by $0.6 million in the nine months ending March 31, 2013 compared to the corresponding period of fiscal 2012, primarily due to purposeful reduction of inventory spending to bring inventory levels in line with the anticipated near-term demand for our products.
Net Cash Provided by Investing Activities
Cash flow provided by investing activities in the nine months ending March 31, 2013 was $24.1 million, comprised of proceeds of $42.7 million from the sale of buildings and land in Santa Clara California, proceeds of $26.3 million from the sale and maturities of investments, offset by $40.1 million used to purchase investment securities and $4.8 million used to purchase property and equipment.
Net Cash Used in Financing Activities
Cash flow used in financing activities in the nine months ending March 31, 2013 was $8.4 million, comprised of $11.0 million used to repurchase shares of our common stock, offset by $2.5 million of proceeds from the exercise of stock options and purchases of shares of our common stock under the ESPP, net of taxes paid on vested and released stock awards.

Contractual Obligations
The following summarizes our contractual obligations at March 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Non-Cancellable Inventory purchase commitments	$30,324	$30,324	$—	$—	$—
Non-cancellable operating lease obligations	35,886	4,711	9,023	7,636	14,516
Total contractual cash obligations	$66,210	$35,035	$9,023	$7,636	$14,516

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $30.3 million as of March 31, 2013, a decrease of $8.5 million from $38.8 million as of June 30, 2012. We expect to honor the inventory purchase commitments within the next 12 months.

The amounts in the table above exclude $0.5 million of income tax liabilities related to uncertain tax positions as we are unable to reasonably estimate the timing of settlement.

We did not have any material commitments for capital expenditures as of March 31, 2013.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2013.

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
The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2013. This table does not include money market funds because those funds are generally not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
March 31, 2013
Included in short-term investments	$5,127	$37,209	$—	$42,336	$42,336
Weighted average interest rate	0.86%	0.73%	—
Included in marketable securities	$—	$—	$69,171	$69,171	$69,171
Weighted average interest rate	—	—	0.73%
The following tables present hypothetical changes in fair value of the financial instruments held at March 31, 2013 that are sensitive to changes in interest rates:

Unrealized gain given a decrease in interest rate of X bps		Fair value as of	Unrealized loss given an increase in interest rate of X bps
(100 bps)	(50 bps)	March 31, 2013	100 bps	50 bps
(In thousands)
$1,613	$800	$111,507	$(1,567)	$(790)

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
Foreign Exchange Forward Contracts
We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. At March 31, 2013, these forward foreign currency contracts had a notional principal amount of $7.5 million and an immaterial unrealized gain on foreign exchange contracts. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses from operations were a $0.1 million loss for the three months ended March 31, 2013 and a $0.2 million gain for the three months ended April 1, 2012. Foreign currency transaction gains and losses from operations were an immaterial gain for the nine months ended March 31, 2013 and a $0.1 million gain for the nine months ended April 1, 2012.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For information regarding litigation matters that we deem significant, refer to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and Note 8 to our Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report which are incorporated herein by reference.

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

•	sales to the telecommunications service provider market, which represent a significant source of large product orders, are especially volatile and difficult to forecast;

•	product returns or the cancellation or rescheduling of orders;

•	announcements and new product introductions by our competitors;

•	our ability to develop and support relationships with enterprise customers, service providers and other potential large customers;

•	our ability to achieve targeted cost reductions;

•	fluctuations in warranty or other service expenses actually incurred;

•	our ability to obtain sufficient supplies of sole- or limited-source components for our products on a timely basis;

•	increases in the price of the components that we purchase.
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

Our future effective tax rate in particular could be adversely affected by a change in ownership pursuant to U.S. Internal Revenue Code Section 382. If a change in ownership occurs, it may limit our ability to utilize our net operating losses to offset our U.S. taxable income. If U.S. taxable income is greater than the change in ownership limitation, we will pay a higher rate of tax with respect to the amount of taxable income that exceeds the limitation. This could have a material adverse impact on our results of operations. On April 26, 2012, we adopted an amended and restated Shareholder Rights plan to help protect our assets. The plan is effective through April 30, 2014.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the three months ended March 31, 2013. See Note 7 of our Notes to Condensed consolidated Statements of Operations for information regarding our stock repurchase program.

Period			Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as part of Publicly Announced Plan	Approximate Dollar Value that may Yet Be Purchased Under the Plan (1)
				(in thousands, except average price per share)

Beginning Purchase Authority						68,256
1/1/2013	-	1/31/2013
Shares repurchased			1,151	3.67	1,151	(4,229)
2/1/2013	-	2/28/2013
Shares repurchased			—	—	—	—
3/1/2013	-	3/31/2013
Shares repurchased			—	—	—	—
Total			1,151		1,151	64,027

(1)    We currently have authority granted by our Board of Directors to repurchase up to $75 million in common stock over a three year period starting October 1, 2012.

Item 3.	Defaults Upon Senior Securities - Not applicable

Item 4.	Mine Safety Disclosure - Not Applicable

Item 5.	Other Information

Item 6.	Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

10.1	First Amendment to Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated December 31, 2012.	8-K	1/7/2013	10.1

10.2	Office Space Lease Agreement by and between W3 Ridge Rio Robles Property LLC and Extreme Networks, Inc., dated December 31, 2012.	8-K	1/7/2013	10.2

10.3	Offer Letter, dated April 25, 2013, between Extreme Networks, Inc. and Charles Berger	8-K	5/1/2013	10.1

10.4	Release of Claims, dated April 28, 2013, between Extreme Networks, Inc. and Oscar Rodriguez	8-K	5/1/2013	10.2

31.1	Section 302 Certification of Chief Executive Officer				X

31.2	Section 302 Certification of Chief Financial Officer				X

32.1	Section 906 Certification of Chief Executive Officer				X

32.2	Section 906 Certification of Chief Financial Officer				X

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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
May 1, 2013