Form 10-Q/A
period 2013-03-31
EXTREME NETWORKS INC
filed 2013-05-06
CIK 1078271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 ___________________________
Form 10-Q/A
Amendment No. 1
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

Explanatory Note
We are filing this Amendment No. 1 to our Report on Form 10-Q for the three and nine months ended March 31, 2013 which was filed with the U.S. Securities and Exchange Commission on May 1, 2013, or the "Original Filing." The sole purpose of this Amendment No. 1 is to correct the inadvertent omissions of Exhibits 31.1, 31.2, 32.1 and 32.2 in the Original Filing. We have repeated the entire text of the Original Filing in this Amendment No. 1. We have made no other changes to the Original Filing other than the inclusion of the exhibits noted above.

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
May 6, 2013