Form 10-K
period 2013-06-30
EXTREME NETWORKS INC
filed 2013-08-30
CIK 1078271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-K
____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 000-25711
____________________________________________________
Extreme Networks, Inc.
(Exact name of Registrant as specified in its charter)
____________________________________________________

Delaware	77-0430270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

145 Rio Robles San Jose, California	95134
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $327.9 million as of December 31, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the per share closing price of the Registrant’s common stock as reported on The NASDAQ Global Market reported on such date. For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
94,250,174 shares of the Registrant’s Common stock, $.001 par value, were outstanding as of August 5, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

PART I

Item1. Business
Overview
Extreme Networks, Inc., together with its subsidiaries, (collectively referred to as Extreme and as we, us and our) is a leading provider of network infrastructure equipment and services for enterprises, data centers, and service providers. Our customers include businesses, hospitals, hotels, universities, telecommunications companies and government agencies around the world. Since our founding in 1996, our vision has been a world enabled by a unified network based upon Ethernet that we believe simplifies each element and component of the network, and through simplification, provides services at a lower cost. As networks internal to businesses, between businesses and the Internet itself become more pervasive and critical to a wide variety of business and social communications, the volume and the demands of applications, data, users and devices on networks continue to increase. Our vision focuses on the design and delivery of easily deployable, highly scalable, secure and comprehensively managed networks which are reliable, fast, flexible and cost-effective. We primarily sell our products through an ecosystem of our channel partners who combine our Ethernet products with their offerings to create compelling information technology solutions for end user customers.
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

•
Mobile Workforce. Employees expect high-quality and secure access to corporate resources in a Bring Your Own Device ("BYOD") world across a diversity of endpoints such as laptops, tablets, and smart phones, whether they are within the corporate firewall or on-the-go. Information technology ("IT") departments focus their investment decisions on this mobile workforce, taking a unified view of wireless access, the campus core, and the data center. Networking vendors offer end-to-end solutions that permit IT managers to meet employee expectations and to maximize IT return on investment.

•
The Cloud. Data center architectures are influenced by the cloud and by the deployment of server virtualization. Enterprises have migrated applications and services to either private clouds, or public clouds offered by third parties. In either case, the network infrastructure must adapt to this new dynamic environment. Intelligence and automation are key if enterprises are to derive maximum benefit from their cloud deployments. Ethernet, scaling from 10 Gigabits ("G") to 40G and even 100G, provides the infrastructure for both private and public clouds. In addition, there is growing interest in Software Defined Network ("SDN") approaches that may include technologies such as OpenFlow, OpenStack, and CloudStack.

•
Public Network Evolution. 3G and 4G mobile networks now provide the necessary capacity and reach to enable employees to be productive away from the office and away from fixed networks in a BYOD world. Mobile operators continue to invest in their next-generation networks, and Ethernet is the technology often used for their access networks, referred to as mobile backhaul.

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

The Extreme Networks Strategy

With the proliferation of mobile users and their devices, within a campus or across continents, the challenges of operating and managing a network have changed in the BYOD world of today. IT has rapidly evolved from a world of fixed to a new world of mobility where everything - people, devices, machines, and applications - are in motion. IT now has to support end-users with smart phones, tablets, laptops and other wireless peripherals as well as their wired workstations. Users are beginning to define the services that IT must offer as they adopt (smart phones and) tablets and their applications, and work on the go. Users know what they need to be productive, and they expect the network to help them achieve productivity.

Extreme Networks Open Fabric architecture delivers mission critical networks designed for this new BYOD world, spanning high-performance data centers, the campus, and the mobile infrastructure. Customers deploying our technology can know what resources are using the network, what they are requesting and where they are located, and can provide customized access to approved resources and content. Our networks help enable granular visibility and control, higher performance and resource security.
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
Key elements of our strategy include:

•
Provide simple, easy-to-use, high-performance, cost-effective switching solutions. We offer simple, easy-to-use, high performance and cost-effective switching solutions that meet the specific demands of the following customers:

•	Enterprises and cloud data centers use our products to deploy next generation virtualized and high-density server infrastructure solutions.

•	Enterprises, including large or medium sized businesses, universities, hospitals, hotels and government agencies, use our products for their campus access and backbone networks.

•	Mobile Operators deploy our products for mobile backhaul in support of mobile broadband.

•
Extend switching technology leadership. Our technological leadership is based on innovative switching technology, the depth and focus of our market experience and the ExtremeXOS® operating system - the software that runs on all of our Ethernet switches. Our standardization on a single network operating system, a primary merchant silicon vendor, and single Original Design Manufacturer ("ODM") for our core products permit us to derive leverage from our engineering investment. We intend to invest our engineering resources to continue to create leading-edge technologies that will increase the performance and functionality of our products and as a direct result, the value of the Extreme Networks solution to our current and future customers. In addition, we look for maximum synergies from our engineering investment in our targeted verticals and when targeting new vertical market segments.

•
Expand market penetration by targeting high-growth verticals. Within the campus, we focus on the mobile user, leveraging our automation capabilities and tracking wireless LAN growth. Our data center approach leverages our product portfolio to address the needs of managed hosting and cloud data center providers, while we deliver key components of mobile backhaul solutions to our network equipment partners. Within the campus we also target the high-growth physical security market, converging technologies such as IP video across a common Ethernet infrastructure in conjunction with our technology partners.

•
Leverage and expand multiple distribution channels. We distribute our products through select distributors, a large number of resellers and system-integrators worldwide and our large strategic partners. We maintain a field sales force to support our channel partners and to sell directly to certain strategic accounts. As an independent Ethernet switch vendor, we seek to provide products that, when combined with the offerings of our channel partners, create compelling solutions for end-user customers.

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

Products

Our products offer a resilient, intelligent and sustainable foundation for IT.  We build our products into vertical markets solutions for converged campus networks with user and device mobility, and for Data Center and Cloud administrators to virtualize their server and storage over a high-performance Ethernet infrastructure, and Service Providers to provide bandwidth and Service Level Agreements for Carrier Ethernet, 3G and 4G services.

•
Resilient. Customers can choose to deploy redundant management and fabric modules, hot swappable line cards, multi-speed stacking across 100 Megabits ("M")/1G/10G/40G systems, redundant power supplies and fan trays delivering high hardware availability. These are supported by ExtremeXOS, our modular and fault-tolerant network operating system that spans our complete switching portfolio, unique in the industry. Technologies supported include a variety of layer-2 resiliency protocols including multi-switch Link Aggregation ("M-LAG"), Ethernet Automatic Protection Switching ("EAPS"), MPLS/VPLS for high service availability, and layer-3 IPv4 and IPv6 routing protocols for high network availability. EAPS is an example of Extreme Networks innovation and allows network managers to configure their network infrastructure so that critical network communications can be rerouted within 50 milliseconds in the event of a network outage in most topologies. This level of high-speed communications 'reroute' is targeted for mission critical and demanding applications, including voice and video and maintains service delivery in the event of network outage. We further offer a versatile and flexible Quality of Service ("QoS") solution that allows network operators to configure bandwidth for mission critical applications and in doing so control the overall experience and the service-level of the communication flows. We have deep experience with communication quality controls, starting with our introduction to the market of the first broad QoS controls for Ethernet to the recent Data Center Bridging ("DCB") protocols for 'lossless' Ethernet that enables traditional storage networks to converge over a common Ethernet infrastructure. Our mobile backhaul products also support sophisticated timing functionality including Synchronous Ethernet and RFC1588, as well as Time Division Multiplexing (“TDM”) interfaces for the transport of T1/E1 traffic across an Ethernet infrastructure.

•
Intelligent. Based on a resilient ExtremeXOS foundation, our customers can take advantage of user, machine and application visibility and control from the networks infrastructure. Universal Port automatically detects new devices such as IP phones that plug-in to the network and can assign appropriate power, server and other configurations.  The Identity Management engine allows tracking of users based on their login id and host machine, and assigning them to roles based on guest, contractor, or employee privilege. In the Data Center and Cloud, ExtremeXOS Network Virtualization ("XNV") allows network administrators visibility into Virtual Machine ("VM") movement and having virtual port-profiles follow VMs as they move within and across network switches. CLEAR-Flow, our wire-speed security rules engine, helps detect and mitigate traffic anomalies, including denial of service attacks. This user, machine, virtual machine, and traffic intelligence helps our customers fulfill the productivity promise from the exploding growth of mobility and cloud applications. These customers are further able to simplify provisioning and operations by leveraging extensibility capabilities inherent in ExtremeXOS including the ability to create custom scripts, dynamically load application modules, or moving to a dynamic extensible Markup Language ("XML") from static SNMP based management. Our new Audio-Video Bridging ("AVB") capabilities add intelligence within the network to support the convergence of professional audio and video across Ethernet, while our SDN investments provide a foundation for enhanced automation and control.

•
Sustainable. Our portfolio of switching hardware has been created with power consumption in mind. Our switches are designed to require less power to perform the network traffic switching function, and where Power over Ethernet

("PoE") solutions have been deployed within the customers' network, features within the Extreme XOS operating system can intelligently control the delivery of power to the attached devices. In addition to lower power consumption, the air flow on our Data Center switches is built to integrate well with hot-aisle-cool-aisle designs to help minimize cooling costs.

•
Vertical Market Solutions. Our hardware and software offerings can be combined into complete solutions targeted at specific high-growth vertical markets. These include Open Fabric, our architecture for open and scalable next-generation data center deployments that offer investment protection and provide a path to SDN. Extreme Networks' All Ethernet Open Fabric is anchored by our BlackDiamond BDX switch, our Summit top-of-rack data center switches, RidgeLine management, and where required, products from technology partners. In the campus, our Intelligent Mobile Edge offering combines our Summit edge virtual chassis switches, our WLAN access point and controller portfolio, and our RidgeLine management platform offering user and device identity awareness.

Our product categories include:

•
Modular Ethernet switching systems. Our Black Diamond® products deliver modular or chassis-based Ethernet connectivity solutions for enterprises, data centers and service providers. These products have a range of management and line cards that allow our customers to flexibly configure and re-purpose the systems to meet specific needs. The Black Diamond products in conjunction with our ExtremeXOS operating system and our centralized management software product provide the density, performance and reliability required to serve in environments with demanding applications. During the last year we announced the industry's highest capacity 100G interfaces for the BlackDiamond BDX.

•
Stackable Ethernet switching systems. Our Summit® product family delivers Ethernet connectivity for the network edge, aggregation and core. Within the Summit family are products that offer a range of connection speeds (from 100 Megabit to 40 Gigabit), various physical presentations (copper and fiber) and options to deliver Power-over-Ethernet or unpowered standard Ethernet ports. As with the our Black Diamond products, the Summit products in conjunction with our ExtremeXOS operating system provide the features, performance and reliability required by our customers to deploy, operate and manage converged networking infrastructures. We have recently announced the Summit X430, the most cost-effective enterprise-grade switching platform in the industry.

•
Wireless Ethernet controllers and access points. In addition to our wired Ethernet switch portfolio, we offer our SummitWM family of wireless network controllers and associated Altitude™ access points to enable the deployment of nomadic and mobile converged network applications. Our wireless access products offer both indoor and outdoor 802.11abgn access points.

•
Centralized Management software. To provide a central configuration, status and alerting capability we offer our RidgeLine management software system. This system provides the ability to deploy, configure, monitor and support our complete range of switching technology to enable our customers to reduce the overall cost of network administration and operations. This software system can exist as a standalone management solution or it can operate as part of a larger infrastructure management environment, and includes features tailored to data center, campus, and service provider management. Our ExtremeXOS-based SDN capabilities connect to third party controllers and orchestration platforms. Specifically, we've integrated OpenFlow capability to communicate to controllers, while our OpenStack interface is designed to enable multi-tenant data center provisioning. Finally, our new Chalet capability is an embedded management interface, initially for control of PoE-based IP cameras, and later extending to other network applications.

Sales, Marketing and Distribution
We conduct our sales and marketing activities on a worldwide basis through a distribution channel utilizing distributors, resellers and our field sales organization. We primarily sell our products through an ecosystem of channel partners who combine our Ethernet products with their offerings to create compelling information technology solutions for end-user customers. We utilize our field sales organization to support our channel partners and to sell direct to end-user customers, including some large global accounts.
Strategic Relationships. We have active strategic relationships with Barco NV, EMC, Ericsson Enterprise AB, Lenovo, PC HK Ltd., Motorola Inc., Nokia Siemens Networks and others where our products are qualified as part of an overall solution they market or they sell our products as part of an overall solution.

Distributors. We have established several key relationships with leading distributors in the electronics and computer networking industries. Each of our distributors primarily resells our products to resellers. The distributors enhance our ability to sell and provide support to resellers, who may benefit from the broad service and product fulfillment capabilities offered by these distributors. One distributor, Westcon Group, Inc., accounted for 16%, 19%, and 16% of our net revenue in fiscal years 2013, 2012 and 2011, respectively. Distributors are generally given the right to return a portion of inventory to us for the purpose of stock rotation, to claim rebates for competitive discounts and participate in various cooperative marketing programs to promote the sale of our products and services. We defer recognition of revenue on all sales to distributors who maintain inventory of our products until the distributors sell the product, as evidenced by monthly “sales-out” reports that the distributors provide to us, provided other revenue recognition criteria are met. (See “Revenue Recognition” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)
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
Field Sales. We have trained our field sales organization to support and develop leads for our resellers and to establish and maintain key accounts and strategic end-user customers. To support these objectives, our field sales force:

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
As of June 30, 2013, our worldwide sales and marketing organization consisted of 262 employees, including vice presidents, directors, managers, sales representatives, and technical and administrative support personnel. We have domestic sales offices located in 5 states and international sales offices located in 25 countries.
Customers with 10% of net revenue or greater
The following table sets forth major customers accounting for 10% or more of our net revenue:

	Fiscal Year Ended
	June 30, 2013	June 30, 2012	July 3, 2011
Westcon Group Inc.	16%	19%	16%
Scansource, Inc.	12%	13%	14%
Tech Data Corporation	10%	*	11%
Ericsson AB	*	12%	11%

* Less than 10% of revenue

International sales
International sales are an important portion of our business. In fiscal 2013, sales to customers outside of the United States accounted for 66% of our consolidated net revenue, compared to 67% in fiscal 2012 and 68% in fiscal 2011. These sales are conducted primarily through foreign-based distributors and resellers managed by our worldwide sales organization. In addition, we have direct sales to end-user customers, including large global accounts. The primary markets for sales outside of the United States are countries in Europe and Asia, as well as Canada, Mexico, Central America and South America. (See “Net Revenue” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

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
Backlog
Our products are often sold on the basis of standard purchase orders that are cancelable prior to shipment without significant penalties. In addition, purchase orders are subject to changes in quantities of products and delivery schedules in order to reflect changes in customer requirements and manufacturing capacity. Our business is characterized by seasonal variability in demand and short lead-time orders and delivery schedules. Actual shipments depend on the then-current capacity of our contract manufacturers and the availability of materials and components from our vendors. Although we believe that the orders included in the backlog are firm, all orders are subject to possible rescheduling by customers, cancellations by customers which we may elect to allow without penalty to customer, and further pricing adjustments on orders from distributors. Therefore, we do not believe that our backlog, as of any particular date is necessarily indicative of actual revenue for any future period.

Our product backlog at June 30, 2013, the last day of our 2013 fiscal year, net of anticipated back end rebates for distributor sales, was approximately $16.4 million, compared with product backlog of approximately $10.6 million at June 30, 2012, the last day of our 2012 fiscal year.
Seasonality
Like many of our competitors, we historically have experienced seasonal fluctuations in customer spending patterns, which generally adversely affect our first and third fiscal quarters. This pattern should not be relied upon or be considered indicative of our future performance, however, as it has varied in the past.
Customer Service and Support
Our customers seek high reliability and maximum uptime for their networks. To that extent, we provide the following service offerings:

•
Support services for end-users, resellers and distributors. We meet the service requirements of our customers and channel partners through our Technical Assistance Centers, or TACs, located in Research Triangle Park ("RTP"), North Carolina; and Chennai, India. Our TAC engineers and technicians assist in diagnosing and troubleshooting technical issues regarding customer networks. Development engineers work with the TACs to resolve product functionality issues specific to each customer.

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
Manufacturing
We outsource the majority of our manufacturing and supply chain management operations as part of our strategy to maintain global manufacturing capabilities and to reduce our costs. We conduct quality assurance, manufacturing engineering, document control and test development at engineering facilities in San Jose, California, RTP, North Carolina and Chennai, India. This approach enables us to reduce fixed costs and to flexibly respond to changes in market demand. Our end-to-end supply chain, including our three engineering facilities at San Jose, RTP and Chennai are all ISO 9001 certified.
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
Our product development activities focus on solving the needs of enterprises, data centers, and service providers. Current activities include the continuing development of our innovative switching technology aimed at extending the capabilities of our products. Our ongoing research activities cover a broad range of areas, including, in particular, 40G and 100G Ethernet, routing, timing and resiliency protocols, open standards interfaces, software defined networks, network security, identity management, data center fabrics, and wireless networking.
We continue to enhance the functionality of our ExtremeXOS modular operating system which has been designed to provide high reliability and availability. This allows us to leverage a common operating system across different hardware and network chipsets.
As of June 30, 2013, our research and development organization consisted of 191 employees. Research and development efforts are conducted in several locations, including San Jose, California; Raleigh, North Carolina; and Chennai, India. Our research and development expenses in fiscal years 2013, 2012 and 2011 were $40.5 million, $45.6 million and $49.3 million, respectively.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of June 30, 2013, we have 146 issued patents in the United States and 71 patents outside of the United States. The expiration dates of our issued patents in the United States range from 2017 to approximately 2030. Although we have patent applications pending, there can be no assurance that patents will be issued from pending applications or that claims allowed on any future patents will be sufficiently broad to protect our technology. With respect to trademarks, we have a number of pending and registered trademarks in the United States and abroad.
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
Environmental Matters
We are subject to various environmental and other regulations governing product safety, materials usage, packaging and other environmental impacts in the United States and in various countries where our products are manufactured and sold. To date, compliance with federal, state, local, and foreign laws enacted for the protection of the environment has had no material effect on our capital expenditures, earnings, or competitive position.
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
Employees
As of June 30, 2013, we employed 625 people, including 262 in sales and marketing, 191 in research and development, 76 in operations, 49 in customer support and service, and 47 in finance and administration. We have never had a work stoppage and no U.S. personnel are represented under collective bargaining agreements. We consider our employee relations to be good.
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
Organization
We were incorporated in California in May 1996 and reincorporated in Delaware in March 1999. Our corporate headquarters are located at 145 Rio Robles, San Jose, CA 95134 and our telephone number is (408) 579-2800. We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the Securities Exchange Commission. The public can obtain copies of our SEC filings from our website found at www.extremenetworks.com free of charge, or on the Securities Exchange Commission’s website at www.sec.gov. The public may also read or copy any materials we file with the Securities Exchange Commission at the Securities Exchange Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities Exchange Commission at 1-800-SEC-0330.
Our corporate governance guidelines, the charters of our audit committee, our compensation committee and our nominating and corporate governance committee and our code of conduct policy (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller and senior financial officers) are available on our website at www.extremenetworks.com under “Corporate Governance.” These items are also available to any stockholder who requests them by calling (408) 579-2800.
Executive Officers of the Registrant
The following table sets forth information regarding our executive officers as of August 29, 2013:

Name	Age	Position
Charles Berger	59	President and Chief Executive Officer
John Kurtzweil	57	Senior Vice President and Chief Financial Officer
Edward Carney	59	Executive Vice President, Products and Customer Success
Nancy Shemwell	57	Executive Vice President, Global Sales
Allison Amadia	46	Vice President and General Counsel

Charles Berger. Mr. Berger has served as our President and Chief Executive Officer since April 2013. Prior to Extreme Networks, Mr. Berger served as President and Chief Executive Officer and as Chairman of ParAccel, Inc. from August 2010 until its sale to Actian Corporation in April 2013. From June 2010 through August 2010, Mr. Berger served as the Interim Chief Executive Officer of Official Payments Holdings, Inc. (NASDAQ: OPAY), for which he has served as a Director since 2002. From April 2006 through December 2009, Mr. Berger served as Chief Executive Officer, and from December 2001, the Chairman of the board of directors, of DVDPlay, Inc. prior to its acquisition by NCR Corporation. From March 2003 through September 2005, when it merged with Scansoft, Inc., Mr. Berger served as President, Chief Executive Officer, and as a Director of Nuance Communications, Inc. Mr. Berger also serves on the board of directors and as trustee for the United States Naval Memorial and is a trustee and member of the investment committee for Bucknell University. Mr. Berger received his B.S. in Business Administration from Bucknell University and his MBA, cum laude, from the University of Santa Clara.
John Kurtzweil. Mr. Kurtzweil has served as our Senior Vice President, Chief Financial Officer, since June 2012. Mr. Kurtzweil was also appointed as the Principal Accounting Officer in November 2012. Prior to Extreme Networks, from 2006 to 2012, Mr. Kurtzweil served as Executive Vice President, Finance and as Chief Financial Officer and Treasurer of Cree, Inc. Prior to Cree, Mr. Kurtzweil was Senior Vice President and Chief Financial Officer at Cirrus Logic, Inc. from 2004-2006. Mr. Kurtzweil, who is a certified public accountant and certified management accountant, earned an MBA from the University of St. Thomas, and a B.A. in Accounting from Arizona State University.
Edward Carney. Mr. Carney has served as our Executive Vice President, Products and Customer Success since July 2013. Prior to Extreme Networks, Mr. Carney spent 15 years in general management at Cisco Systems, including as Vice President of Cisco's Networked Solutions Integration Test Engineering (NSITE) laboratory and was the senior executive for its RTP site. Prior to Cisco, Mr. Carney spent 15 years at IBM where he directed engineering for the IBM Global Network. Mr. Carney serves on the board of directors and is past chairman for the Food Bank of Central and Eastern North Carolina. Mr. Carney holds a B.S. in General Engineering from the United States Military Academy at West Point, NY.
Nancy Shemwell. Ms. Shemwell has served as our Executive Vice President of Global Sales since September 2012. Prior to Extreme Networks, Ms. Shemwell was an independent consultant to technology companies. Previously, Ms. Shemwell was President and Chief Executive Officer for Multi-Link, Inc. from 2009 to 2011 Prior to Multi-Link, Ms. Shemwell was Executive Vice President, Global Sales & Service at Symmetricom, Inc., from 2004 to 2008. Ms. Shemwell was with Nortel Networks for 16 years in various sales and marketing leadership roles, having held the titles of President, Micom Communications Corporation (a Nortel data subsidiary), Vice President Business Segments, and Vice President Sales and Marketing for Wiltel (Nortel’s largest distributor). Ms. Shemwell currently serves on the board of directors for the North Texas Regional Center for Innovation and Commercialization, VoodooVox, Inc. and is an associate board member for Southern Methodist University’s (SMU) Cox School of Business. Ms. Shemwell holds an M.S. in management from American Technological University and a B.B.A. from Baylor University

Allison Amadia. Ms. Amadia has served as our Vice President, General Counsel and Secretary since July 2013. Prior to Extreme Networks, Ms. Amadia represented numerous public and private technology companies as an independent legal consultant. In addition, Ms. Amadia held executive and director legal positions while with Voxeo Corporation, Crystal Decisions (formerly Seagate Software), VeriFone Inc. (a wholly owned subsidiary of HP), and Novell Inc. Prior to that, Ms. Amadia represented Silicon Valley companies as business counsel with Morrison & Foerster. Ms. Amadia received a JD from the University of Pennsylvania, where she graduated cum laude. Ms. Amadia received her BA in Political Science from the University of California at Davis. She also completed elective courses in Corporate Finance and Management at the Wharton School of Business.
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
The market for network switching solutions is intensely competitive and dominated primarily by Brocade Communications Systems, Inc., Cisco Systems Inc., Dell, Hewlett-Packard Company, Huawei, and Juniper Networks, Inc. Most of our competitors have longer operating histories, greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, they have larger distribution channels, stronger brand names, access to more customers, a larger installed customer base and a greater ability to make attractive offers to channel partners and customers than we do. For example, we have encountered, and expect to continue to encounter, many potential customers who are confident in and committed to the product offerings of our principal competitors. Accordingly, these potential customers may not consider or evaluate our products. When such potential customers have considered or evaluated our products, we have in the past lost, and expect in the future to lose, sales to some of these customers as large competitors have offered significant price discounts to secure these sales.
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
We recently undertook restructuring efforts to streamline operations and reduce operating expenses. Our ability to achieve the anticipated cost savings and other benefits from our restructuring efforts within expected time frames is subject to many estimates and assumptions, and may vary materially based on factors such as market conditions and the effect of our restructuring efforts on our work force. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated positive impacts to future financial results from our current or future restructuring efforts. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings expected from such restructurings, and our business and results of operations could be adversely affected.
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
Even if we introduce new switching products, alternative technologies could achieve widespread market acceptance and displace the Ethernet technology on which we have based our product architecture. For example, developments in routers and routing software could significantly reduce demand for our products. As a result, we may not be able to achieve widespread market acceptance of our current or future products.
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
We have and may in the future pursue or be subject to claims or lawsuits in the normal course of our business. In addition to the intellectual property lawsuits described above, we are currently parties to securities and contract litigation as described in Part I, Item 3. Legal Proceedings. Regardless of the result, litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a lawsuit in which we are a defendant could result in a court order against us or payments to other parties that would have an adverse effect on our business, results of operations, or financial condition. Even if we are successful in prosecuting claims and lawsuits, we may not recover damages sufficient to cover our expenses incurred to manage, investigate and pursue the litigation. In addition, subject to certain limitations, we may be obligated to indemnify our current and former directors, officers and employees in certain lawsuits. We do not maintain insurance coverage which will cover all of our litigation costs and liabilities.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 Section 1502 (the “Dodd-Frank Act”) requires certain public companies to disclose whether certain minerals, commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured by those companies and if those minerals originated in the Democratic Republic of the Congo (DRC) or an adjoining country. It may be possible that conflict minerals may be part of the supply chain in the electronics industry and contained in our products. To comply with the Dodd-Frank Act, as determined by the U.S. Securities and Exchange Commission, we will be required to perform due diligence and disclose whether or not our products contain such minerals and from which countries and source (smelter)the minerals were obtained. The implementation of these requirements by government regulators and our partners and/or customers could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components used in our products. In addition, we will incur additional costs to comply with the disclosure requirements for conflict minerals, including costs related to determining the source of any of the relevant minerals and metals used in our products. As a result, our business and financial results could be harmed.
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
Our future effective tax rate in particular could be adversely affected by a change in ownership pursuant to U.S. Internal Revenue Code Section 382. If a change in ownership occurs, it may limit our ability to utilize our net operating losses to offset our U.S. taxable income. If U.S. taxable income is greater than the change in ownership limitation, we will pay a higher rate of tax with respect to the amount of taxable income that exceeds the limitation. This could have a material adverse impact on our results of operations. On April 26, 2012, we adopted an Amended and Restated Rights Agreement to help protect our assets (the “Rights Agreement”). In general, this does not allow a stockholder to acquire more than 4.95% of our outstanding common stock without a waiver from our board of directors, who must take into account the relevant tax analysis relating to potential limitation of our net operating losses. The Rights Agreement is effective through April 30, 2014.
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
Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, our Board of Directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Although we believe these provisions of our certificate of incorporation and bylaws and Delaware law will provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our Board of Directors, these provisions apply even if the offer may be considered beneficial by some of our stockholders.
Our Rights Agreement provides that if a single stockholder (or group) acquires more than 4.95% of our outstanding common stock without a waiver from our Board of Directors, each holder of one share of our common stock (other than the stockholder or group who acquired in excess of 4.95% of our common stock) may purchase a fractional share of our preferred stock that would result in substantial dilution to the triggering stockholder or group. Accordingly, although this plan is designed to prevent any limitation on the utilization of our net operating losses by avoiding issues raised under Section 382 of the U.S. Internal Revenue Code, the Rights Agreement could also serve as a deterrent to stockholders wishing to effect a change of control.

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
System security risks, data protection breaches, and cyber-attacks could compromise our proprietary information, disrupt our internal operations and harm public perception of our products, which could adversely affect our business.
In the ordinary course of business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners on our networks. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies, including Extreme Networks, are subject to a wide variety of attacks on their networks on an ongoing basis. Despite our security measures, Extreme Networks' information technology and infrastructure may be vulnerable to penetration or attacks by computer programmers and hackers, or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, and cause us reputational and financial harm. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of our networks.
If an actual or perceived breach of network security occurs in our network or in the network of a customer of our networking products, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. In addition, the economic costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software systems and security vulnerabilities could be significant and may be difficult to anticipate or measure. Because the techniques used by computer programmers and hackers, many of whom are highly sophisticated and well-funded, to access or sabotage networks change frequently and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. This could impede our sales, manufacturing, distribution or other critical functions, which could adversely affect our business.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal administrative, sales, and marketing facilities are located in San Jose, California. We started leasing our current headquarters in June 2013. We also lease office space and executive suites in various other geographic locations domestically and internationally for research & development, sales and service personnel and administration. Our aggregate lease expense for fiscal 2013 was approximately $5.9 million.

On September 11, 2012, we completed the sale of our former headquarters and accompanying 16 acres of land in Santa Clara, California for net cash proceeds of approximately $44.7 million. On September 12, 2012, we entered into an agreement with the buyer, whereby we leased three of the four buildings, comprising of the campus, under a cancellable lease arrangement expiring on January 31, 2013 for one building and on August 31, 2014 for the remaining two buildings. The lease was terminable by us upon 30 days' notice at any time before the lease expiration date. We terminated the lease on June 30, 2013.

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

Stock Prices	High	Low
Fiscal year ended June 30, 2013:
First quarter	$3.63	$2.95
Second quarter	$3.78	$3.22
Third quarter	$3.80	$3.37
Fourth quarter	$3.62	$3.00
Fiscal year ended June 30, 2012:
First quarter	$3.60	$2.53
Second quarter	$3.15	$2.46
Third quarter	$3.96	$2.95
Fourth quarter	$4.32	$3.36

As of August 5, 2013, there were 239 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

Below is a summary of stock repurchases for the three months ended June 30, 2013. See Note 6 of our Notes to Consolidated Statements of Income for information regarding our stock repurchase program.

Period			Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as part of Publicly Announced Plan	Approximate Dollar Value that may Yet Be Purchased Under the Plan (1)
				(in thousands, except average price per share)

Beginning Purchase Authority						64,027
4/1/2013	-	4/30/2013
Shares repurchased			—	—	—	—
5/1/2013	-	5/31/2013
Shares repurchased			1,000	3.50	1,000	(3,502)
6/1/2013	-	6/30/2013
Shares repurchased			—	—	—	—
Total			1,000		1,000	60,525

(1)    We currently have authority granted by our Board of Directors to repurchase up to $75 million in common stock over a three year period starting October 1, 2012.

Certain information regarding our equity compensation plan(s) as required by Part II is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2013 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.

STOCK PRICE PERFORMANCE GRAPH
Set forth below is a stock price performance graph comparing the annual percentage change in the cumulative total return on our common stock with the cumulative total returns of the CRSP Total Return Index for The NASDAQ Stock Market (U.S. companies) and the NASDAQ Computer Manufacturers Securities for the period commencing June 29, 2008 and ending on June 30, 2013. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.
Comparison of Five-Year Cumulative Total Returns
Performance Graph for Extreme Networks, Inc.
Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Booth School of Business, The University of Chicago. Used with permission. All rights reserved.

Item 6. Selected Financial Data
The following table sets forth selected consolidated financial data for each of the fiscal years ended June 30, 2013, June 30, 2012, July 3, 2011, June 27, 2010 and June 28, 2009 derived from audited financial statements. These tables should be reviewed in conjunction with the Consolidated Financial Statements in Item 8 and related Notes, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results may not be indicative of future results.

	Year Ended
	June 30, 2013(1)	June 30, 2012(2)	July 3, 2011(3)	June 27, 2010(4)	June 28, 2009(5)
		(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$299,343	$322,722	$334,428	$309,354	$335,559
Operating income (loss)	$10,852	$13,909	$3,114	$(1,424)	$2,061
Net income	$9,673	$15,872	$2,713	$227	$2,815
Net income per share – basic	$0.10	$0.17	$0.03	$—	$0.03
Net income per share – diluted	$0.10	$0.17	$0.03	$—	$0.03
Shares used in per share calculation – basic	93,954	93,451	91,423	89,281	94,225
Shares used in per share calculation – diluted	95,044	94,490	92,795	89,477	94,284
	As of
	June 30, 2013	June 30, 2012	July 3, 2011	June 27, 2010	June 28, 2009
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents, short-term investments and marketable securities	$205,613	$153,515	$146,977	$135,359	$130,440
Inventories	$16,167	$26,609	$21,583	$21,842	$12,380
Total assets	$311,424	$284,590	$270,973	$262,885	$243,013
Deferred revenue, net	$41,454	$39,328	$36,973	$37,185	$37,483
Other long-term liabilities	$1,507	$643	$2,474	$3,665	$4,675
Common stock and capital in excess of par value	$821,425	$970,743	$963,697	$956,922	$949,241
Accumulated deficit	$(630,903)	$(640,576)	$(656,448)	$(659,161)	$(659,388)
____________________

(1)	Fiscal 2013 net income includes gain on sale of facilities of $11.5 million, restructuring charge, net of reversal of $6.8 million and a charge for litigation settlement, net of $2.0 million.

(2)
Fiscal 2012 net income includes restructuring charge, net of reversal of $1.6 million and litigation settlement gain of $0.1 million and $1.9 million cumulative translation adjustments gain from Japan subsidiary liquidation.

(3)	Fiscal 2011 net income includes restructuring charge of $3.8 million and litigation settlement gain of $4.2 million.

(4)	Fiscal 2010 net income includes restructuring charge of $4.2 million and litigation settlement charge of $1.0 million.

(5)	Fiscal 2009 net income includes restructuring charge of $2.2 million.

Quarterly Financial Data (Unaudited)
Quarterly results for the years ended June 30, 2013 and 2012 follow:

	June 30, 2013(1)	March 31, 2013(2)	December 31, 2012(3)	September 30, 2012(4)
	(In thousands, except per share amounts)
Net revenues	$79,462	$68,203	$75,551	$76,127
Gross profit	$43,975	$37,937	$40,739	$39,975
Net income (loss)	$3,184	$(2,220)	$(4,206)	$12,915
Net income (loss) per share – basic	$0.03	$(0.02)	$(0.04)	$0.14
Net income (loss) per share – diluted	$0.03	$(0.02)	$(0.04)	$0.14
	June 30, 2012(5)	April 1, 2012(6)	January 1, 2012(7)	October 2, 2011(8)
	(In thousands, except per share amounts)
Net revenues	$87,649	$73,368	$82,812	$78,894
Gross profit	$48,833	$41,211	$46,268	$43,536
Net income	$7,812	$2,372	$4,107	$1,583
Net income per share – basic	$0.08	$0.03	$0.04	$0.02
Net income per share – diluted	$0.08	$0.03	$0.04	$0.02
____________________

(1)	Net income and net income per share include the effect of restructuring charge of $0.6 million.

(2)	Net loss and net loss per share include the effect of restructuring charge of $1.1 million, litigation settlement of $2.5 million.

(3)	Net loss and net loss per share include the effect of restructuring charge of $5.2 million and litigation settlement received of $0.4 million.

(4)	Net income and net income per share include the effect of restructuring reversal of $10,000 and gain on sale of facilities of $11.5 million.

(5)	Net income and net income per share include the effect of restructuring charge of $0.2 million and litigation settlement of $0.1 million.

(6)	Net income and net income per share include the effect of restructuring reversal of $35,000.

(7)	Net income and net income per share include the effect of restructuring charge of $0.4 million.

(8)	Net income and net income per share include the effect of restructuring charge of $1.0 million

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
We develop and sell network infrastructure equipment and offer related services contracts for extended warranty and maintenance to our enterprise, data center and service provider customers. Substantially all of our revenue is derived from the sale of our networking equipment and related service contracts.
We believe that understanding the following key developments is helpful to an understanding of our operating results for the fiscal year ended June 30, 2013.
Impact of the Global Economic Developments
We believe that the credit market crisis, slow economic recovery in the United States and Europe, and other challenges affecting global economic conditions placed significant limitations on our financial performance. We operate in three regions: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Middle East, and Africa; and APAC which includes Asia Pacific, South Asia, Japan and Australia. Sales in the APAC and some European countries were most impacted as a result of the soft global economy. We believe that conservative purchasing patterns and delays or cancellation of IT infrastructure plans in the face of continued uncertainty regarding the global economy, may continue to negatively impact overall demand for networking solutions, including Ethernet equipment.
We have taken, and plan to continue to take, other steps to manage our business in the current economic environment. For example, we have managed from time to time our contingent work force, reduced travel and other discretionary spending, realigned our product portfolio and organization to grow revenue and operating income, and controlled all hiring activities.
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
Expanding Product Portfolio
We believe that continued success in our marketplace is dependent upon a variety of factors that includes, but is not limited to, our ability to design, develop and distribute new and enhanced products employing leading-edge technology. Over the past few years, we further extended our Ethernet product portfolio through continued evolutions of our BlackDiamond BD-X, a highly-scalable core switch for IT and cloud data centers, the Summit X440 for the intelligent edge, the Summit X670 for data center top-of-rack deployments, the E4G Cell Site Router family for mobile backhaul, as well as introducing a revamp of our RidgeLine network management platform. We also introduced the Summit X430, further extending our ExtremeXOS technology into more cost-conscious environments. During fiscal 2013 we also introduced key software functionality that will drive differentiation. This included support for OpenFlow and OpenStack as part of our SDN strategy, automation of IP cameras for physical security, and Audio-Video Bridging, a breakthrough set of technologies for professional audio and video.
Industry Developments

The market for network infrastructure equipment is highly competitive and dominated by a few large companies. The current economic climate has further driven consolidation of vendors within the Ethernet networking market and with vendors from adjacent markets, including storage, security, wireless and voice applications. We believe that the underpinning technology for all of these adjacent markets is Ethernet. As a result, independent Ethernet switch vendors are being acquired or merged with larger, adjacent market vendors to enable them to deliver complete and broad solutions. As an independent Ethernet switch vendor, we must provide products that, when combined with the products of our large strategic partners, create compelling solutions for end-user customers. Our approach is to focus on the intelligence and automation layer that spans our hardware products and that facilitates end-to-end solutions, as opposed to positioning Extreme Networks as a low-cost-vendor with point products. Lower overall market growth has also created an environment of declining margins due to increased competition between the remaining vendors in this space. During the last year, overall Ethernet port counts have grown, while industry revenues have decreased, signaling a decline in average selling price. Our product life cycle and operational cost reduction efforts are therefore even more critical for margin preservation.

Amendment to Rights Agreement
On November 27, 2012, our Board of Directors adopted an Amended and Restated Rights Agreement between Extreme Networks and Computershare Shareholder Services LLC as the rights agent (the “Restated Rights Plan”). The Restated Rights Plan governs the terms of each right (“Right”) that has been issued with respect to each share of Common Stock of Extreme Networks. Each Right initially represents the right to purchase one one-thousandth of a share of Series A Preferred Stock of Extreme Networks. The Restated Rights Plan replaces in its entirety the Rights Agreement, dated as of April 27, 2001, as amended on June 30, 2010; April 26, 2011, between Extreme Networks and Mellon Investor services LLC (the “Prior Rights Plan”).
The Board reviewed the necessity of the provision of the Prior Rights Plan adopted to preserve the value of Extreme Networks' deferred tax assets, including its net operating loss carry forwards, with respect to its ability to fully use its tax benefits to offset future income may be limited if it experiences an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986 as a result of ordinary buying and selling of Extreme Networks' common stock. Following its review, the Board decided it was necessary and in the best interests of Extreme Networks and its stockholders to enter into the Restated Rights Plan. The Restated Rights Plan incorporates the Prior Rights Plan and the amendments thereto into a single agreement and extended the term of the Prior Rights Plan to April 30, 3013. Our stockholders voted to extend the term of the Restated Rights Plan from April 30, 2013 to April 30, 2014 at our 2012 Annual Meeting of Stockholders, and the Restated Rights Plan was amended effective April 30, 2013 to reflect the extension of the term.

Results of Operations
Effective June 30, 2012, we changed our fiscal period to coincide with calendar month-end. Previously, we used a fiscal 52/53 week manufacturing calendar year. Accordingly, the fiscal year ended June 30, 2012 has 52 weeks compared to 53 weeks in 2011.
Our operations and financial performance have been affected by the economic factors described above, and during fiscal 2013, we achieved the following results:

•	Net revenue of $299.3 million, a decrease of 7.2% from fiscal 2012 net revenue of $322.7 million.

•	Product revenue of $240.0 million, a decrease of 8.4% from fiscal 2012 product revenue of $261.9 million.

•	Service revenue of $59.4 million, a decrease of 2.4% from fiscal 2012 service revenue of $60.8 million.

•	Total gross margin of 54.3% of net revenue in fiscal 2013, compared to 55.7% in fiscal 2012.

•
Operating income of $10.9 million (including gain on sale of campus of $11.5 million, restructuring charges of $6.8 million, and $2.0 million of litigation settlement charges and associated legal expenses), a decrease from operating income of $13.9 million in fiscal 2012.

•	Net income was $9.7 million in fiscal 2013, a decrease from net income of $15.9 million in fiscal 2012.

•
Cash flow provided by operating activities was $32.2 million, compared to cash flow provided by operating activities of $13.8 million in fiscal 2012, an increase of $18.4 million. Cash and cash equivalents, short-term investments and marketable securities were $205.6 million as of June 30, 2013, an increase of $52.1 million from fiscal 2012 primarily due to cash provided by operating and investing activities including the sale of buildings and land offset by cash used for repurchase of common stock.

Net Revenue
The following table presents net product and service revenue for the fiscal years 2013, 2012 and 2011 (dollars in thousands):

	Year Ended				Year Ended
	June 30, 2013	June 30, 2012	$ Change	% Change	June 30, 2012	July 3, 2011	$ Change	% Change
Net Revenue:
Product	$239,955	$261,873	$(21,918)	(8.4)%	$261,873	$274,388	$(12,515)	(4.6)%
Percentage of net revenue	80.2%	81.2%			81.2%	82.1%
Service	59,388	60,849	(1,461)	(2.4)%	60,849	60,040	809	1.3%
Percentage of net revenue	19.8%	18.9%			18.9%	18.0%
Total net revenue	$299,343	$322,722	$(23,379)	(7.2)%	$322,722	$334,428	$(11,706)	(3.5)%

Product revenue decreased in fiscal 2013 as compared to fiscal 2012 primarily due to weaker than expected demand from our public sector and enterprise customers in the United States and we continued to experience weak demand from our public sector and strategic customers and distributors in the EMEA region attributable to the persistent macroeconomic challenges in Western Europe.
Product revenue decreased in fiscal 2012 as compared to fiscal 2011 primarily due to increased pricing pressure on our products and lower volumes. The decreases were also a result of elimination of certain products and product mix shift.
Service revenue decreased in fiscal 2013 as compared to fiscal 2012 reflecting slight decrease in the levels of service contract renewals.
Service revenue increased in fiscal 2012 as compared to fiscal 2011 resulting from a significant one time renewal contract for a single customer and maintenance contract extensions.
As noted previously, we operate in three regions: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East, and Africa; and APAC which includes Asia Pacific, South Asia, Japan and Australia. Prior to fiscal 2012, South America was included as part of EMEA. The following table presents the total net revenue geographically for the fiscal years 2013, 2012 and 2011 (dollars in thousands):

	Year Ended				Year Ended
Net Revenue	June 30, 2013	June 30, 2012	$ Change	% Change	June 30, 2012	July 3, 2011	$ Change	% Change
Americas:
United States	$101,790	$106,110	$(4,320)	(4.1)%	$106,110	$103,087	$3,023	2.9%
Other	33,584	34,970	(1,386)	(4.0)%	34,970	30,487	4,483	14.7%
Total Americas	135,374	141,080	(5,706)	(4.0)%	141,080	133,574	7,506	5.6%
Percentage of net revenue	45.2%	43.7%			43.7%	39.9%
EMEA	112,812	128,093	(15,281)	(11.9)%	128,093	134,730	(6,637)	(4.9)%
Percentage of net revenue	37.7%	39.7%			39.7%	40.3%
APAC	51,157	53,549	(2,392)	(4.5)%	53,549	66,124	(12,575)	(19.0)%
Percentage of net revenue	17.1%	16.6%			16.6%	19.8%
Total net revenues	$299,343	$322,722	$(23,379)	(7.2)%	$322,722	$334,428	$(11,706)	(3.5)%

Revenue in the EMEA decreased in 2013 as compared to fiscal 2012 primarily due to macroeconomic challenges which affected the demand from customers in those regions. Revenue in the Americas and APAC decreased slightly as compared to fiscal 2012.

Revenue in the Americas increased in 2012 as compared to fiscal 2011 primarily due to sales to several large customers. Revenue in EMEA decreased in fiscal 2012 as compared to fiscal 2011 due to slow economic recovery in Europe. Revenue in APAC also decreased in fiscal 2012 as compared to fiscal 2011 due to weaker sales in India, Korea, Hong Kong and Japan and organizational changes made in 2012.
We rely upon multiple channels of distribution, including distributors, direct resellers, OEM, and direct sales.  Revenue through our distributor channel was 43% of total product revenue in fiscal 2013, 42% of total product revenue in fiscal 2012, and 52% in fiscal 2011. The decrease in distributor channel revenue from fiscal 2011 was due to a shift in sales from distributors to our OEMs and direct resellers.
The level of sales to any one customer, including a distributor, may vary from period to period.
Cost of Revenue and Gross Profit
The following table presents the gross profit on product and service revenue and the gross profit percentage of net revenue for the fiscal years 2013, 2012 and 2011 (dollars in thousands):

	Year Ended				Year Ended
	June 30, 2013	June 30, 2012	$ Change	% Change	June 30, 2012	July 3, 2011	$ Change	% Change
Gross profit:
Product	$124,093	$141,646	$(17,553)	(12.4)%	$141,646	$144,832	$(3,186)	(2.2)%
Percentage of product revenue	51.7%	54.1%			54.1%	52.8%
Service	38,533	38,201	332	0.9%	38,201	35,129	3,072	8.7%
Percentage of service revenue	64.9%	62.8%			62.8%	58.5%
Total gross profit	$162,626	$179,847	$(17,221)	(9.6)%	$179,847	$179,961	$(114)	(0.1)%
Percentage of net revenue	54.3%	55.7%			55.7%	53.8%

Cost of product revenue includes costs of materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans, and document control. We outsource substantially all of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, document control and distribution at our facilities in San Jose, California, China, and Taiwan. Accordingly, a significant portion of our cost of product revenue consists of payments to our primary contract manufacturer, Alpha Networks, located in Hsinchu, Taiwan. In addition, we OEM our wireless product line from Motorola.
Product gross profit in fiscal 2013 decreased as compared to fiscal 2012 due to lower product revenue and an increase in charges for excess and obsolete inventory offset by economic benefits realized in our manufacturing costs.
Product gross profit in fiscal 2012 decreased as compared to fiscal 2011 due to lower sales offset by lower material cost, costs associated with inventory write-down charges, and a decrease in inbound freight costs due to our new Hong Kong distribution center which is located closer to our contract manufacturer Alpha Networks.
Our cost of service revenue consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts.
Service gross profit in fiscal 2013 increased as compared to fiscal 2012 primarily due to lower labor costs from our cost reduction initiatives.
Service gross profit in fiscal 2012 increased as compared to fiscal 2011 primarily due to lower return material authorization shipments for legacy chassis products, mix change from higher repair cost chassis products to lower repair cost stackable products.

Operating Expenses
The following table presents operating expenses and operating income (dollars in thousands):

	Year Ended				Year Ended
	June 30, 2013	June 30, 2012	$ Change	% Change	June 30, 2012	July 3, 2011	$ Change	% Change
Research and development	$40,521	$45,640	$(5,119)	(11.2)%	$45,640	$49,330	$(3,690)	(7.5)%
Sales and marketing	87,202	90,167	(2,965)	(3.3)%	90,167	103,277	(13,110)	(12.7)%
General and administrative	26,725	28,658	(1,933)	(6.7)%	28,658	24,683	3,975	16.1%
Restructuring charge, net of reversals	6,836	1,594	5,242	328.9%	1,594	3,806	(2,212)	(58.1)%
Litigation settlement (gain)/loss	2,029	(121)	2,150	(1,776.9)%	(121)	(4,249)	4,128	(97.2)%
Gain on sale of campus	(11,539)	—	(11,539)	100.0%	—	—	—	—%
Total operating expenses	$151,774	$165,938	$(14,164)	(8.5)%	$165,938	$176,847	$(10,909)	(6.2)%
Operating income	$10,852	$13,909	$(3,057)	(22.0)%	$13,909	$3,114	$10,795	346.7%

The following table highlights our operating expenses and operating income as a percentage of net revenues:

	Year Ended
	June 30, 2013	June 30, 2012	July 3, 2011
Research and development	13.5%	14.1%	14.8%
Sales and marketing	29.1%	27.9%	30.9%
General and administrative	8.9%	8.9%	7.4%
Restructuring charge, net of reversals	2.3%	0.5%	1.1%
Litigation settlement (gain)/loss	0.7%	—%	(1.3)%
Gain on sale of campus	(3.9)%	—%	—%
Total operating expenses	50.6%	51.4%	52.9%
Operating income	3.6%	4.3%	0.9%
Research and Development Expenses
Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products. Research and development expenses decreased in fiscal 2013 as compared to fiscal 2012 primarily due to lower spending on engineering projects due to differences in timing and pattern of planned engineering project spending as compared to fiscal 2012.
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
Sales and Marketing Expenses
Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses decreased in fiscal 2013 as compared to fiscal 2012 primarily due to lower commissions and reduced personnel costs resulting from lower revenue levels and a reduction in headcount during the year.
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

General and Administrative Expenses
General and administrative expenses decreased in fiscal 2013 as compared to fiscal 2012 primarily due to cost reduction initiatives realized as part of the restructuring plan offset by CEO transition expenses of $2.1 million.

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
Restructuring Charge, Net of Reversal
During fiscal 2013, 2012 and 2011, we recorded restructuring charges of $6.8 million, $1.6 million, and $3.8 million, respectively.
Fiscal 2013 Restructuring
During the second quarter of fiscal 2013, we further reduced costs through targeted restructuring activities intended to reduce operating costs and realign our organization in the current competitive environment. As part of our restructuring efforts in the second quarter, we initiated a plan to reduce our worldwide headcount by 13%, consolidate specific global administrative functions, and shift certain operating costs to lower cost regions, among other actions. As of June 30, 2013, we had restructuring liabilities of $1.1 million related to the fiscal 2013 restructuring, which we anticipate paying by the end of the first quarter of fiscal 2014. We anticipate incurring additional restructuring charges of approximately $0.3 million through the end of the first quarter of fiscal 2014.
Fiscal 2012 Restructuring
During fiscal 2012, we incurred total charges of $2.2 million, including $1.8 million related to severance, $0.1 million of contract termination fees, and $0.2 million other charges. A portion of this restructuring activity was related to the liquidation of our Japan subsidiary with a cost of $0.5 million at June 30, 2012. We substantially liquidated the subsidiary in Japan in the fourth quarter or fiscal 2012, as part of our broad restructuring effort. We disposed of the remaining immaterial assets and liabilities and completed the liquidation process during fiscal 2013. There were no outstanding liabilities related to the fiscal 2012 restructuring as of June 30, 2013.
Fiscal 2011 Restructuring
During fiscal 2011, we commenced a strategy to focus on growing revenue in specific market verticals and on improving operational effectiveness.  As part of the strategy, we reduced headcount and incurred total restructuring charges of $4.2 million, of which $1.0 million and $3.2 million were recognized in the third and fourth quarter of fiscal 2011, respectively. During the fourth quarter of fiscal 2011, the lease term for the excess leased facilities ended. We recognized a restructuring reversal of $0.4 million related to the true up of operating and rent expenses in fiscal 2012. As of June 30, 2013, we had restructuring liabilities of $0.4 million remaining related to the fiscal 2011 restructuring, which we anticipate paying during fiscal 2014.
Litigation Settlement
During the third quarter of fiscal 2013, we recognized a litigation charge of $2.5 million related to a settlement agreement with Enterasys Networks.
During the fourth quarter of fiscal 2012, from a judgment related to our lawsuit with Enterasys Networks for patent infringement, we received $0.6 million from Enterasys including a first trial damage award of $0.2 million, reimbursement of legal costs from the first trial of $0.4 million, and interest.
Gain on Sale of Campus
During fiscal 2013, we completed the sale of our corporate campus and accompanying 16 acres of land in Santa Clara, California for net cash proceeds of approximately $44.7 million of which approximately $2.0 million was received in fiscal 2012. We realized a gain of approximately $11.5 million in connection with this transaction, yet recorded a tax loss of approximately $24.6 million.
Interest Income
Interest income was $1.1 million in fiscal 2013, $1.2 million in fiscal 2012 and $1.3 million in fiscal 2011, representing a decrease of $0.1 million in fiscal 2013 from fiscal 2012, and a decrease of $0.1 million in fiscal 2012 from fiscal 2011. The decrease in interest income in fiscal 2013 from fiscal 2012 was due to a decrease in the average interest yield from 0.95% in fiscal 2012 to 0.54% in fiscal 2013. The decrease in interest income in fiscal 2012 from fiscal 2011 was due to a decrease in the average interest yield from 1.2% in fiscal 2011 to 0.95% in fiscal 2012.
Interest Expense
We had immaterial interest expense for fiscal 2013. Interest expense was $0.1 million for both fiscal year 2012 and 2011. Interest expense in fiscal 2012 and fiscal 2011 were primarily related to interest amortization of technology agreements.
Other Income (Expense), net
Other income (expense) net was expense of $0.6 million in fiscal 2013, income of $2.0 million in fiscal 2012 and expense of $0.6 million in fiscal 2011. Other expense in fiscal 2013 was primarily due to the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. dollars.
Other income in fiscal 2012 was primarily comprised of $1.9 million in foreign currency translation gains that were reclassified from other comprehensive income (loss) due to the substantial liquidation of our Japan subsidiary.
Other expense in fiscal 2011 was primarily comprised of foreign currency losses of $0.6 million due to a weaker U.S. dollar.
Provision for Income Taxes
We recorded an income tax provision of $1.7 million for fiscal 2013. The effective tax rate in fiscal 2013 was 14.8% which differs from the federal statutory tax rate of 35% due primarily to the tax impact of income from foreign operations and the change in valuation allowance. We recorded an income tax provision of $1.7 million for fiscal 2013 due to profits in our foreign subsidiaries, change in U.S. valuation allowance, state taxes, foreign withholding taxes and the release of foreign tax reserves due to a lapse in the statute of limitations on the positions.

The income tax provision of $1.2 million and $1.0 million for fiscal 2012 and 2011, respectively, were recorded for taxes due on income generated in U.S. federal, certain states and foreign tax jurisdictions. The effective tax rate was 7.0% for fiscal 2012 which differs from the federal statutory tax rate of 35% due primarily to the tax impact of income from foreign operations and the change in valuation allowance.

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
Share-based Payments
We use the Black-Scholes option-pricing model to determine the fair value of option awards other than performance-based option awards, and share purchase options under our Employee Stock Purchase Plan (“ESPP”) on the date of grant with the weighted average assumptions. We use the Monte-Carlo simulation model to determine the fair value and the derived service period of performance-based option awards, with market conditions, on the date of grant. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The expected term of purchase options under our ESPP represents the contractual life of the ESPP purchase period. The risk-free rate based upon the estimated life of the option and ESPP award is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on both the implied volatilities from traded options on our stock and historical volatility on our stock. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In fiscal 2013, our estimated forfeiture rates based on historical forfeiture experiences are 3% for executives and 9% for non-executive employees. We use the straight-line method for expense attribution, and we only recognize expense for those shares expected to vest.

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
Our networking products are tangible products that contain software and non-software components that function together to deliver the tangible product's essential functionality. Our sales arrangements may contain multiple deliverables comprised of our tangible products, standalone software licenses, and service offerings depending on the distribution sales channel through which the products are sold and the requirements of our customers. We recognize revenue for our multiple deliverable arrangements in accordance with the accounting standard for multiple deliverable revenue arrangements, which provides guidance on whether multiple deliverables exist, how deliverables in an arrangement should be separated, and how consideration should be allocated. The industry-specific software revenue recognition guidance does not apply to the sales of our tangible products. Software revenue guidance is applied to sales of our standalone software products, including software upgrades and software that is not essential to the functionality of the hardware with which it is sold.
Pursuant to the guidance of the accounting standard for multiple-deliverable revenue arrangements, we allocate the total arrangement consideration to each separable element of an arrangement based on the relative selling price of each element. We determine the standalone selling price for each element based on a selling price hierarchy. Under the selling price hierarchy, the selling price for each deliverable is based on our vendor-specific objective evidence of selling price (“VSOE”), which is determined by a substantial majority of our historical standalone sales transactions for a product or service falling within a reasonable range. If VSOE is not available due to a lack of standalone sales transactions or lack of pricing within a narrow range, then third party evidence (“TPE”), as determined by the standalone pricing of competitive vendor products in similar markets, is used. TPE typically is difficult to establish due to the proprietary differences of competitive products and difficulty in obtaining reliable competitive standalone pricing information. When neither VSOE nor TPE is available, we determine the best estimate of standalone selling price (“ESP”) for a product or service by considering several factors including, but not limited to, the 12-month historical median sales price, sales channels, geography, gross margin consistency, competitive product pricing, and product life cycle. In consideration of all relevant pricing factors, we apply management judgment to determine the best estimate of selling price through consultation with and formal approval by our management for all products and services for which neither VSOE nor TPE is available. Generally, the standalone selling price of services is determined using VSOE and the standalone selling price of all other deliverables is determined by using ESP. We regularly review VSOE, TPE and ESP for all of our products and services and maintain internal controls over the establishment and updates of these estimates.
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

Our total deferred product revenue from customers other than distributors was $3.1 million and $2.2 million as of June 30, 2013 and June 30, 2012, respectively. Our total deferred revenue for services, primarily from service contracts, was $38.7 million as of June 30, 2013 and $37.7 million as of June 30, 2012. Service contracts typically range from one to two years. Shipping costs are included in cost of product revenues.
We provide an allowance for sales returns based on our historical returns, analysis of credit memo data and our return policies. The allowance for sales returns was $0.8 million and $1.3 million as of June 30, 2013 and June 30, 2012, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. If the historical data that we use to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenue. We estimate and adjust this allowance at each balance sheet date.
Inventory Valuation
Our inventory balance was $16.2 million as of June 30, 2013, compared with $26.6 million as of June 30, 2012. We value our inventory at lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We provide inventory allowances based on excess and obsolete inventories determined primarily by the age of inventory. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Any written down or obsolete inventory subsequently sold has not had a material impact on gross margin for any of the periods disclosed. Inventory write-downs charged to cost of product revenue were $0.8 million in fiscal 2013, $1.1 million in fiscal 2012 and $2.2 million in fiscal 2011.
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
Accrued Warranty
Networking products may contain undetected hardware or software errors when new products or new versions or updates of existing products are released to the marketplace. In the past, we had experienced such errors in connection with products and product updates. Our standard hardware warranty period is typically 12 months from the date of shipment to end-users and 90 days for software. For certain access products, we offer a limited lifetime hardware warranty commencing on the date of shipment from us and ending five years following the our announcement of the end of sale of such product. Upon shipment of products to our customers, including both end-users and channel partners, we estimate expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability through charges to cost of product revenue for this amount.
Our accrued warranty balance was $3.3 million and $2.9 million as of June 30, 2013 and June 30, 2012, respectively. The determination of our warranty requirements is based on our actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust this accrual at each balance sheet date in accordance with changes in these factors.
The cost of new warranties issued that was charged to cost of product revenue was $4.3 million in fiscal 2013, $3.1 million in fiscal 2012, and $2.4 million in fiscal 2011.
Accounts Receivable and Allowance for Doubtful Accounts
Our accounts receivable balance, net of allowance for doubtful accounts, was $47.6 million and $41.2 million as of June 30, 2013 and June 30, 2012, respectively. The allowance for doubtful accounts for trade accounts receivable was $0.5 million and $0.4 million as of June 30, 2013 and June 30, 2012, respectively. We continually monitor and evaluate the collectability of our trade receivables based on a combination of factors. We record specific allowances for bad debts in general and administrative expense when we become aware of a specific customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends in the length of time the receivables are past due and historical collection experience. We mitigate some collection risk by requiring most of our customers in the Asia-Pacific region, excluding Japan and Australia, to pay cash in advance or secure letters of credit when placing an order with us. Our provision for doubtful accounts was an expense of $0.3 million in fiscal 2013, expense of $0.1 million in fiscal 2012 and benefit of $9,000 in fiscal 2011.

Deferred Tax Asset Valuation Allowance
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Significant management judgment is required in determining our valuation allowance recorded against our net deferred tax assets. We make an assessment of the likelihood that our net deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not believed to be likely, a valuation allowance is established. In fiscal 2013, the valuation allowance increased by $1.4 million to $142.0 million, and in fiscal 2012, the valuation allowance decreased by $9.9 million to $140.6 million. We have not provided a valuation allowance against any of our non-U.S. deferred tax assets.
The valuation allowance requires an assessment of both negative and positive evidence when determining the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period was given more weight than our expectations of future profitability, which are inherently uncertain. Our inconsistent history of earnings during those periods coupled with difficulties in forecasting more than one quarter in advance as well as the cyclical nature of our industry represent sufficient negative evidence to require a full valuation allowance against our U.S. federal and state net deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results have sufficiently improved to support realization of our deferred tax assets.
Accounting for Uncertainty in Income Taxes
We had unrecognized tax benefits of $10.9 million as of June 30, 2013. If fully recognized in the future, $0.3 million would impact our effective tax rate, and $10.6 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. It is reasonably possible that the amount of unrealized tax benefit could decrease by approximately $0.1 million during the next twelve months due to the expiration of the statute of limitations in certain foreign jurisdictions. During the year ended June 30, 2013, we performed a study on our research and development credits documenting the historic credits as prescribed by Internal Revenue Service. As a result of this study we adjusted our available federal and state research credits as well as the amount of these credits that would be unrecognized tax benefits. The credits classified as unrecognized tax benefits decreased by approximately $15.0 million as a result of this study.
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

Impact of Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Topic 350 - Comprehensive Income ("ASU 2013-02"), which amends Topic 220 for the reporting of reclassifications out of accumulated other comprehensive income to the respective line items in net income. ASU 2013-02 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2012. We intend to adopt this standard in the first quarter of 2014 and do not expect the adoption will have a material impact on our consolidated results of operations or financial condition.
In July 2013, the FASB issued ASU No. 2013-11, Topic 740 - Income Taxes ("ASU 2013-11"), which provides guidance to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We intend to adopt this standard in the first quarter of fiscal 2015 and do not expect the adoption will have an impact on our consolidated financial statements.

Liquidity and Capital Resources
The following summarizes information regarding our cash, investments, and working capital (in thousands):

	June 30, 2013	June 30, 2012
Cash and cash equivalent	$95,803	$54,596
Short-term investments	43,034	23,358
Marketable securities	66,776	75,561
Total cash and investments	$205,613	$153,515
Working capital	$96,279	$72,361

Cash and cash equivalents increased by $41.2 million primarily due to cash provided by operating activities of $32.2 million, cash provided by investing activities of $16.5 million offset by cash used in financing activities of $7.4 million. Refer to further discussions below under Key Components of Cash Flows and Liquidity.
Short-term investments increased by $19.7 million and Long Term Marketable Securities decreased by $8.8 million. The primary increase in Cash and Cash Equivalents is attributable to the $42.7 million sale of our Santa Clara campus. The changes among our Short Term Investments and Marketable Securities was the result of our efforts to manage our various investments so as to fund operations and share repurchases. Refer to further discussions below under Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The increase in working capital of $23.9 million was primarily due to higher cash and cash equivalents and short term investments offset by higher accounts payables and decrease in the assets held for sale classified as current assets.
Key Components of Cash Flows and Liquidity
A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Year Ended
	June 30, 2013	June 30, 2012	July 3, 2011
Net cash provided by operating activities	$32,237	$13,813	$16,777
Net cash provided by (used in) investing activities	$16,480	$(10,410)	$(22,079)
Net cash (used in) provided by financing activities	$(7,391)	$2,393	$2,530
Foreign currency effect on cash	$(119)	$(1,172)	$800
Net increase (decrease) in cash and cash equivalents	$41,207	$4,624	$(1,972)

Cash and cash equivalents, short-term investments and marketable securities were $205.6 million at June 30, 2013, representing an increase of $52.1 million from $153.5 million at June 30, 2012. This increase was primarily due to cash provided by operations of $32.2 million and cash provided by investing activities of $16.5 million offset by cash used in financing activities of $7.4 million and foreign currency impact of 0.1 million.
Cash provided by operating activities was $32.2 million, an increase of $18.4 million compared to cash provided by operating activities of $13.8 million in fiscal 2012. Accounts receivable, net, increased to $47.6 million at June 30, 2013 from $41.2 million at June 30, 2012. Days sales outstanding in receivables increased to 54 days at June 30, 2013 from 42 days at June 30, 2012. The increase in accounts receivable and days sales outstanding were primarily due to increased billings during the fourth quarter of 2013 resulting in a higher receivables balance. Inventories decreased to $16.2 million at June 30, 2013 from $26.6 million at June 30, 2012 due to the timing of inventory receipts because of which we had lower inventory on hand. Accounts payable increased to $27.2 million at June 30, 2013 from $19.4 million at June 30, 2012 due to timing of payments.
Deferred revenue, net increased to $41.5 million at June 30, 2013 from $39.3 million at June 30, 2012. This increase was a result of higher sales of service maintenance agreements.
Cash flow provided by investing activities was $16.5 million. Proceeds of $42.7 million from the sale of buildings and land in Santa Clara, California, proceeds from maturities of investments and marketable securities of $16.4 million and sales of investments and marketable securities of $28.5 million were offset by capital expenditures of $12.7 million and purchases of investments of $57.7 million.

Cash flow used in financing activities was $2.4 million resulting from $14.5 million used to repurchase shares of our common stock, offset by $7.1 million of proceeds from the exercise of stock options and purchases of shares of our common stock under the ESPP, net of taxes paid on vested and released stock awards.
Contractual Obligations
The following summarizes our contractual obligations at June 30, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than Five Years
Contractual Obligations:
Non-cancelable inventory purchase commitments	$50,050	$50,050	$—	$—	$—
Non-cancelable operating lease obligations	39,573	6,180	9,657	8,621	15,115
Total contractual cash obligations	$89,623	$56,230	$9,657	$8,621	$15,115

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $50.1 million as of June 30, 2013, an increase of $11.3 million from $38.8 million as of June 30, 2012.
Non-cancelable operating lease obligations represent base rents and operating expense obligations to landlords for facilities we occupy at various locations.
The amounts in the table above exclude $0.3 million of income tax liabilities related to uncertain tax positions as we are unable to reasonably estimate the timing of settlement.
We did not have any material commitments for capital expenditures as of June 30, 2013. Other non-cancelable purchase commitments represent OEM and technology agreements.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2013.
Capital Resources and Financial Condition
As of June 30, 2013, in addition to $95.8 million in cash and cash equivalents, we had $43.0 million invested in short-term investments and $66.8 million invested in long-term marketable investments for total cash and cash equivalents, short-term investments and marketable securities of $205.6 million.
We believe that our current cash and cash equivalents, short-term investments, marketable securities and cash available from future operations will enable us to meet our working capital requirements for at least the next 12 months.

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

The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 30, 2013 and June 30, 2012. This table does not include money market funds because those funds are generally not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
June 30, 2013
Included in short-term investments	$13,190	$29,844	—	$43,034	$43,034
Weighted average interest rate	0.91%	0.59%	—
Included in marketable securities	—	—	$66,776	$66,776	$66,776
Weighted average interest rate	—	—	0.77%

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
June 30, 2012
Included in short-term investments	—	$23,358	—	$23,358	$23,358
Weighted average interest rate	—	0.99%	—
Included in marketable securities	—	—	$75,561	$75,561	$75,561
Weighted average interest rate	—	—	0.75%

The following tables present hypothetical changes in fair value of the financial instruments held at June 30, 2013 that are sensitive to changes in interest rates:

Unrealized gain given a decrease in interest rate of X bps		Fair value as of	Unrealized loss given an increase in interest rate of X bps
(100 bps)	(50 bps)	June 30, 2013	100 bps	50 bps
(In thousands)
$1,553	$772	$164,095	$(992)	$(500)

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
Foreign Exchange Forward Contracts
We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. At June 30, 2013, these forward foreign currency contracts had a notional principal amount of $7.7 million and an immaterial unrealized gain on foreign exchange contracts. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses from operations were a loss of $0.9 million in fiscal 2013, a gain of $2.5 million in fiscal 2012 and a loss of $0.6 million in fiscal 2011.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Extreme Networks, Inc.:
We have audited the accompanying consolidated balance sheets of Extreme Networks, Inc. and subsidiaries (the Company) as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended June 30, 2013. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule listed in the Index at Item 15(a). We, also have audited the Company's internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting at Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Extreme Networks, Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the fiscal years in the three‑year period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles, and the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Extreme Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Santa Clara, California
August 29, 2013

EXTREME NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$95,803	$54,596
Short-term investments	43,034	23,358
Accounts receivable, net of allowances of $1,252 at June 30, 2013 and $1,646 at June 30, 2012	47,642	41,166
Inventories	16,167	26,609
Deferred income taxes	386	644
Prepaid expenses and other current assets	5,749	5,655
Assets held for sale	—	17,081
Total current assets	208,781	169,109
Property and equipment, net	23,644	25,180
Marketable securities	66,776	75,561
Intangible assets, net	4,243	5,106
Other assets, net	7,980	9,634
Total assets	$311,424	$284,590
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,163	$19,437
Accrued compensation and benefits	13,503	13,409
Restructuring liabilities	1,466	463
Accrued warranty	3,296	2,871
Deferred revenue, net	33,184	31,769
Deferred distributors revenue, net of cost of sales to distributors	17,388	15,319
Other accrued liabilities	16,502	13,480
Total current liabilities	112,502	96,748
Deferred revenue, less current portion	8,270	7,559
Other long-term liabilities	1,507	643
Commitments and contingencies (Note 3)	—	—
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 93,626,150 shares issued and outstanding, respectively, at June 30, 2013 and 133,965,455 and 94,333,619 shares issued and outstanding, respectively, at June 30, 2012	94	134
Treasury stock, zero and 39,631,836 shares at June 30, 2013 and June 30, 2012, respectively	—	(149,666)
Additional paid-in-capital	821,331	970,609
Accumulated other comprehensive income	(1,377)	(861)
Accumulated deficit	(630,903)	(640,576)
Total stockholders’ equity	189,145	179,640
Total liabilities and stockholders’ equity	$311,424	$284,590
See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	June 30, 2013	June 30, 2012	July 3, 2011
Net revenues:
Product	$239,955	$261,873	$274,388
Service	59,388	60,849	60,040
Total net revenues	299,343	322,722	334,428
Cost of revenues:
Product	115,862	120,227	129,556
Service	20,855	22,648	24,911
Total cost of revenues	136,717	142,875	154,467
Gross profit:
Product	124,093	141,646	144,832
Service	38,533	38,201	35,129
Total gross profit	162,626	179,847	179,961
Operating expenses:
Research and development	40,521	45,640	49,330
Sales and marketing	87,202	90,167	103,277
General and administrative	26,725	28,658	24,683
Restructuring charge, net of reversals	6,836	1,594	3,806
Litigation settlement (gain)/loss	2,029	(121)	(4,249)
Gain on sale of campus	(11,539)	—	—
Total operating expenses	151,774	165,938	176,847
Operating income	10,852	13,909	3,114
Interest income	1,070	1,239	1,304
Interest expense	—	(75)	(132)
Other income (expense), net	(571)	1,995	(574)
Income before income taxes	11,351	17,068	3,712
Provision for income taxes	1,678	1,196	999
Net income	$9,673	$15,872	$2,713
Basic and diluted net income per share:
Net income per share – basic	$0.10	$0.17	$0.03
Net income per share – diluted	$0.10	$0.17	$0.03
Shares used in per share calculation – basic	93,954	93,451	91,423
Shares used in per share calculation – diluted	95,044	94,490	92,795
 See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	June 30, 2013	June 30, 2012	July 3, 2011
Net income:	$9,673	$15,872	$2,713
Other comprehensive income, net of tax:
Change in unrealized (loss) gain on investment	(327)	(196)	109
Change in net foreign currency translation adjustment	(189)	(4,368)	2,494
Other comprehensive income (loss)	(516)	(4,564)	2,603
Total comprehensive income	$9,157	$11,308	$5,316
See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at June 27, 2010	129,828	$130	(39,625)	$(149,666)	$956,792	$1,100	$(659,161)	$149,195
Net income	—	—	—	—	—	—	2,713	2,713
Other comprehensive income, net	—	—	—	—	—	2,603	—	2,603
Exercise of options to purchase common stock	606	2	—	—	1,523	—	—	1,525
Issuance of common stock under employee stock purchase plan	677	2	—	—	1,742	—	—	1,744
Issuance of restricted stock, net of repurchases	1,036	(2)	—	—	(1,737)	—	—	(1,739)
Share-based payments	—	—	—	—	5,245	—	—	5,245
Balances at July 3, 2011	132,147	$132	(39,625)	$(149,666)	$963,565	$3,703	$(656,448)	$161,286
Net income	—	—	—	—	—	—	15,872	15,872
Other comprehensive loss, net	—	—	—	—	—	(4,564)	—	(4,564)
Exercise of options to purchase common stock	437	—	—	—	978	—	—	978
Issuance of common stock under employee stock purchase plan	570	—	—	—	1,632	—	—	1,632
Issuance of restricted stock, net of repurchases	811	2	—	—	(1,219)	—	—	(1,217)
Repurchase of common stock	—	—	(7)	—	(1)	—	—	(1)
Share-based payments	—	—	—	—	5,654	—	—	5,654
Balances at June 30, 2012	133,965	$134	(39,632)	$(149,666)	$970,609	$(861)	$(640,576)	179,640
Net income	—	—	—	—	—	—	9,673	9,673
Other comprehensive loss, net	—	—	—	—	—	(516)	—	(516)
Exercise of options to purchase common stock	2,045	2	—	—	6,137	—	—	6,139
Issuance of common stock under employee stock purchase plan	605	1	—	—	1,699	—	—	1,700
Issuance of restricted stock, net of repurchases	712	1	—	—	(751)	—	—	(750)
Repurchase of common stock	(4,069)	(4)	—	—	(14,475)	—	—	(14,479)
Share-based payments	—	—	—	—	7,738	—	—	7,738
Retirement of treasury shares	(39,632)	(40)	39,632	149,666	(149,626)	—	—	—
Balances at June 30, 2013	93,626	$94	—	$—	821,331	$(1,377)	$(630,903)	$189,145
See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	June 30, 2013	June 30, 2012	July 3, 2011
Cash flows from operating activities:
Net income	$9,673	$15,872	$2,713
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in accrued investment income	1,600	2,786	2,900
Depreciation and amortization	4,543	5,348	6,811
Amortization of intangible assets	1,488	1,818	2,080
Change in value / loss on value of UBS option to put securities	—	—	2,429
Auction rate securities mark to market, trading (gain)	—	—	(2,429)
Provision for (recovery of) doubtful accounts	(173)	127	(9)
Deferred income taxes	(35)	37	(928)
Loss on retirement of assets	—	103	582
Stock-based compensation	7,353	6,189	5,248
Gain on disposition of long lived assets, net	(11,285)	—	—
Foreign exchange gain on dissolution of entity	—	(1,887)	—
Unrealized gain/(loss) on foreign exchange transactions	291	(904)	(714)
Changes in operating assets and liabilities, net
Accounts receivable	(6,304)	(7,603)	8,376
Inventories	10,442	(5,026)	255
Prepaid expenses and other assets	1,877	5,289	(8,581)
Accounts payable	7,726	3,918	(3,453)
Accrued compensation and benefits	95	(850)	(2,581)
Restructuring liabilities	1,003	(2,696)	(213)
Accrued warranty	425	231	(529)
Deferred revenue, net	2,127	2,355	(212)
Deferred revenue, net of cost of sales to distributors	2,069	(1,233)	(1,793)
Other accrued liabilities	(1,542)	(9,232)	8,103
Other long-term liabilities	864	(829)	(1,278)
Net cash provided by operating activities	32,237	13,813	16,777
Cash flows provided by (used in) investing activities:
Capital expenditures	(12,737)	(5,237)	(5,697)
Purchases of investments	(57,712)	(75,851)	(111,798)
Proceeds from maturities of investments and marketable securities	16,367	30,295	33,600
Proceeds from sales of investments and marketable securities	28,528	40,658	61,816
Purchases of intangible assets	(625)	(275)	—
Proceeds from sales of facilities	42,659	—	—
Net cash provided by (used in) investing activities	16,480	(10,410)	(22,079)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	7,084	1,392	1,530
Repurchase of common stock	(14,475)	—	—
Deposit received from sale of building	—	1,001	1,000
Net cash provided by (used in) financing activities	(7,391)	2,393	2,530

Foreign currency effect on cash	(119)	(1,172)	800

Net increase (decrease) in cash and cash equivalents	41,207	4,624	(1,972)

Cash and cash equivalents at beginning of period	54,596	49,972	51,944
Cash and cash equivalents at end of period	$95,803	$54,596	$49,972
Supplemental disclosure of cash flow information:
Interest paid	$—	$75	$132
Cash paid for income taxes, net	$1,534	$2,615	$1,759

Non-cash investing activities:
Unpaid capital expenditures	$7,001	$562	$—
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
Effective June 30, 2012, the Company changed their fiscal period to coincide with calendar month-end. Previously, the Company used a fiscal 52/53 week manufacturing calendar year. Accordingly, the fiscal years ended June 30, 2013 and 2012 had 52 weeks compared to 53 weeks in 2011. All references herein to “fiscal 2013” or “2013” represent the fiscal year ended June 30, 2013.
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
Reclassification
Certain immaterial prior year amounts have been reclassified to conform to current year presentation in the Consolidated Statements of Cash Flows.
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

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company derives the majority of its revenue from sales of its networking equipment, with the remaining revenue generated from service fees relating to maintenance service contracts, professional services, and training for its products. The Company generally recognizes product revenue from its value-added resellers, non-stocking distributors and end-user customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable, and collection of the sales proceeds is reasonably assured. In instances where the criteria for revenue recognition are not met, revenue is deferred until all criteria have been met. The Company’s total deferred product revenue from customers other than distributors was $3.1 million and $2.2 million as of June 30, 2013 and June 30, 2012, respectively. The Company’s total deferred revenue for services, primarily from service contracts, was $38.7 million as of June 30, 2013 and $37.7 million as of June 30, 2012. Shipping costs are included in cost of product revenues. Sales taxes collected from customers are excluded from revenues.
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
The Company provides an allowance for sales returns based on its historical returns, analysis of credit memo data and its return policies. The allowance for sales returns was $0.8 million and $1.3 million as of June 30, 2013 and June 30, 2012, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. If the historical data that the Company uses to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenue. The Company estimates and adjusts this allowance at each balance sheet date.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Equivalents, Short-Term Investments and Marketable Securities
Summary of Cash and Available-for-Sale Securities (in thousands)

	June 30
	2013	2012
Cash	$41,518	$18,455

Cash equivalents	$54,285	$36,141
Short-term investments	43,034	23,358
Marketable securities	66,776	75,561
Total available-for-sale	$164,095	$135,060

Total cash and available for sale securities	$205,613	$153,515

Available-for-Sale Securities
The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
June 30, 2013
Money market funds	$54,285	$54,285	$—	$—
U.S. corporate debt securities	110,078	109,810	126	(394)
	$164,363	$164,095	$126	$(394)
Classified as:
Cash equivalents	$54,285	$54,285	$—	$—
Short-term investments	42,994	43,034	44	(4)
Marketable securities	67,084	66,776	82	(390)
	$164,363	$164,095	$126	$(394)
June 30, 2012
Money market funds	$36,141	$36,141	$—	$—
U.S. corporate debt securities	84,882	84,949	148	(81)
U.S. government agency securities	11,241	11,234	3	(10)
U.S. municipal bonds	2,738	2,736	—	(2)
	$135,002	$135,060	$151	$(93)
Classified as:
Cash equivalents	$36,141	$36,141	$—	$—
Short-term investments	23,311	23,358	48	(1)
Marketable securities	75,550	75,561	103	(92)
	$135,002	$135,060	$151	$(93)

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of available-for-sale investments in debt securities at June 30, 2013, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$42,994	$43,034
Due in 1-2 years	33,516	33,540
Due in 2-5 years	33,568	33,236
Total investments in available for sale debt securities	$110,078	$109,810
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

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013
U.S. corporate debt securities	$60,782	$(390)	$1,048	$(4)	$61,830	$(394)
	$60,782	$(390)	$1,048	$(4)	$61,830	$(394)

The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income into earnings using the specific identification method. Realized gains or losses recognized on the sale of investments were not significant for fiscal 2013, 2012 or fiscal 2011. As of June 30, 2013, there were thirty-four out of sixty investment securities that had unrealized losses. The unrealized gains / (losses) on the Company’s investments were caused by interest rate fluctuations. Substantially all of the Company’s available-for-sale investments are investment grade government and corporate debt securities that have maturities of less than three years. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost.
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

• Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis:

June 30, 2013	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Money market funds	$54,285	$—	$—	$54,285
Corporate notes/bonds	—	109,810	—	109,810
Foreign currency forward contracts	—	21	—	21
Total	$54,285	$109,831	$—	$164,116

June 30, 2012	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Municipal bonds	$—	$2,736	$—	$2,736
Federal agency notes	—	11,234	—	11,234
Money market funds	36,141	—	—	36,141
Corporate notes/bonds	—	84,949	—	84,949
Foreign currency forward contracts	—	179	—	179
Total	$36,141	$99,098	$—	$135,239

Level 2 investment valuations are based on inputs such as quoted market prices of similar instruments, dealer quotations or valuations provided by alternative pricing sources supported by observable inputs. These generally include U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations. As of June 30, 2013 and June 30, 2012, the Company had no assets or liabilities classified within Level 3. There were no transfers of assets or liabilities between Level 1 and Level 2 during the fiscal 2013.
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

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth major customers accounting for 10% or more of our net revenue:

	Fiscal Year Ended
	June 30, 2013	June 30, 2012	July 3, 2011
Westcon Group Inc.	16%	19%	16%
Scansource, Inc.	12%	13%	14%
Tech Data Corporation	10%	*	11%
Ericsson AB	*	12%	11%

* Less than 10% of revenue

The following table sets forth major customers accounting for 10% or more of our accounts receivable balance.

	June 30, 2013	June 30, 2012
Ericsson AB	*	21%
Westcon Group Inc.	25%	16%

* Less than 10% of accounts receivable
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. Substantially all receivables were trade receivables as of June 30, 2013 and June 30, 2012.
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
Assets Held for Sale
On September 23, 2010, the Company entered into an Option Agreement with Trumark Companies LLC (“Trumark”), under which the Company granted Trumark an option (the “Option”) to purchase half of its former corporate headquarters campus in Santa Clara, California (the “First Property”), at a price of $24.0 million. Trumark subsequently assigned its rights under the Option to Extreme Depot LLC. On January 25, 2012 the Company entered into a new option with Extreme Depot to purchase the remaining portion of the Company's former corporate campus (the “Second Property”). Under the agreements, Extreme Depot had until December 18, 2012 to exercise the options to purchase the First Property and the Second Property. In January 2012, the Company classified the First Property as “assets held for sale” on the consolidated balance sheet at a net book value of $17.1 million, which was the lesser of the fair value (less cost to sell) or carrying amount of the assets, and ceased recognizing depreciation expense on the assets. The Second Property was included as part of the Property and Equipment, classified as 'assets held for use', due to certain unresolved contingencies.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following the exercise of the options, on September 11, 2012, the Company completed the sale of the First Property and the Second Property for net cash proceeds of approximately $44.7 million. On September 12, 2012, the Company entered into an agreement with the buyer, whereby the Company leased three of the four buildings, comprising the campus, under a cancellable lease arrangement expiring on January 31, 2013 for one building and on August 31, 2014 for the remaining two buildings. The lease was terminable by the Company upon 30 days-notice at any time before the lease expiration date. The Company terminated the lease for all three buildings on June 30, 2013.
Long-Lived Assets
Long-lived assets include (a) property and equipment, (b) intangible assets, and (c) other assets. Property and equipment, and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of these assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. The Company reduces the carrying value of service inventory to net realizable value based on expected quantities needed to satisfy contractual service requirements of customers.
(a) Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, with the exception of land, which is not depreciated. Estimated useful lives of 25 years are used for buildings. Estimated useful lives of three to four years are used for computer equipment and software. Estimated useful lives of five to seven years are used for office equipment, furniture and fixtures. Depreciation and amortization of leasehold improvements is computed using the lesser of the useful life or lease terms (ranging from two to ten years). Property and equipment consist of the following (in thousands):

	June 30, 2013	June 30, 2012
Computer equipment	$29,400	$42,771
Land	—	10,300
Buildings and improvements	—	9,581
Purchased software	3,699	11,961
Office equipment, furniture and fixtures	1,506	3,201
Leasehold improvements	11,344	5,467
	45,949	83,281
Less: accumulated depreciation and amortization	(22,305)	(58,101)
Property and equipment, net	$23,644	$25,180
(b) Intangible Assets
The following tables summarize the components of gross and net intangible asset balances (in thousands):

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2013
Patents	6.7 years	$1,800	$846	$954
License Agreements	10.3 years	10,447	7,407	3,040
Other Intangibles	2.3 years	659	410	249
		$12,906	$8,663	$4,243

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2012
Patents	7.4 years	$1,800	$669	$1,131
License Agreements	9.3 years	10,158	6,231	3,927
Other Intangibles	0.3 years	324	276	48
		$12,282	$7,176	$5,106
Amortization expense was $1.5 million, $1.8 million, and $2.1 million in fiscal 2013, 2012, and 2011, respectively. Amortization expense expected to be recorded for each of the next five years is as follows (in thousands):

For the fiscal year ending:
2014	$988
2015	622
2016	447
2017	368
2018	282
Thereafter	1,536
Total	$4,243
(c) Other Assets
Other assets primarily consists of service inventory and long term deposits. The Company holds service inventory to support customers who have purchased long term service contracts with a hardware replacement element. The Company held service inventory, net of $6.3 million and $8.0 million as of June 30, 2013 and June 30, 2012, respectively.
Deferred Revenue, Net
Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenue where the revenue recognition criteria have not been met related to sales by the Company to its resellers or directly to its end-customers. Product revenue includes shipments to end-users and value-add resellers. The Company offers renewable support arrangements, including extended warranty contracts, to its customers that range generally from one to five years. The change in the Company’s deferred revenue balance in relation to these arrangements was as follows (in thousands):

	Year Ended
	June 30, 2013	June 30, 2012
Deferred product and other revenue, net	$3,451	$1,867
Deferred services revenue, net
Balance beginning of period	37,461	35,802
New support arrangements	57,342	59,313
Recognition of support revenue	(56,800)	(57,654)
Balance end of period	38,003	37,461
Total deferred revenue, net	41,454	39,328
Less: current portion	33,184	31,769
Non-current deferred revenue	$8,270	$7,559

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

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The following table summarizes deferred distributors revenue, net of cost of sales to distributors at the end of fiscal 2013 and 2012, respectively (in thousands):

	Year Ended
	June 30, 2013	June 30, 2012
Deferred revenue	$22,411	$20,361
Deferred cost of Sales	(5,023)	(5,042)
Total deferred distributors revenue, net of cost of sales to distributors	$17,388	$15,319

Guarantees and Product Warranties
Upon issuance of a standard product warranty, the Company discloses and recognizes a liability for the obligation it assumes under the warranty. The following table summarizes the activity related to the Company’s product warranty liability during fiscal 2013 and fiscal 2012:

	Year ended
	June 30, 2013	June 30, 2012
Balance beginning of period	$2,871	$2,640
New warranties issued	4,299	3,117
Warranty expenditures	(3,874)	(2,886)
Balance end of period	$3,296	$2,871

The Company’s standard hardware warranty period is typically 12 months from the date of shipment to end-users and 90 days for software. For certain products, the Company offers a limited lifetime hardware warranty commencing on the date of shipment from the Company and ending five (5) years following the Company’s announcement of the end of sale of such product. Upon shipment of products to its customers, the Company estimates expenses for the cost to repair or replace products that may be returned under warranty and accrue a liability in cost of product revenue for this amount. The determination of the Company’s warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. The Company estimates and adjusts these accruals at each balance sheet date in accordance with changes in these factors.
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

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Accrued Liabilities
The following are the components of other accrued liabilities (in thousands):

	June 30, 2013	June 30, 2012
Accrued general and administrative costs	$2,959	$1,599
Other accrued liabilities	13,543	11,881
Total	$16,502	$13,480

Advertising
Cooperative advertising obligations with customers are accrued and the costs expensed at the time the related revenue is recognized. All other advertising costs are expensed as incurred. Cooperative advertising expenses are recorded as marketing expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Otherwise, such cooperative advertising obligations with customers are recorded as a reduction of revenue. Advertising expenses were $0.2 million, $0.5 million, and $0.6 million, respectively, in fiscal 2013, fiscal 2012, and fiscal 2011.
Impact of Recently Issued Accounting Standards
In February 2013, the FASB issued ASU No. 2013-02, Topic 350 - Comprehensive Income ("ASU 2013-02"), which amends Topic 220 for the reporting of reclassifications out of accumulated other comprehensive income to the respective line items in net income. ASU 2013-02 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2012. The Company intends to adopt this standard in the first quarter of 2014 and does not expect the adoption will have a material impact on its consolidated results of operations or financial condition.
In July 2013, the FASB issued ASU No. 2013-11, Topic 740 - Income Taxes ("ASU 2013-11") which provides guidance to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company intends to adopt this standard in the first quarter of fiscal 2015 and does not expect the adoption will have an impact on its consolidated financial statements.

3. Commitments, Contingencies and Leases
Leases
The Company currently leases its current headquarters, research and development facilities and office spaces for its various United States and international operations. Certain leases contain rent escalation clauses and renewal options. Future annual minimum lease payments under all non-cancelable operating leases having initial or remaining lease terms in excess of one year at June 30, 2013 were as follows (in thousands):

Future Lease Payments
Fiscal 2014	$6,180
Fiscal 2015	5,209
Fiscal 2016	4,448
Fiscal 2017	4,347
Fiscal 2018	4,274
Thereafter	15,115
Total minimum payments	$39,573

Rent expense was approximately $5.9 million in fiscal 2013, $4.3 million in fiscal 2012, and $4.3 million in fiscal 2011.
Purchase Commitments
The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. The arrangements allow them to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to the purchase of long lead-time component inventory that its contract manufacturer

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of June 30, 2013, the Company had non-cancelable commitments to purchase approximately $50.1 million of such inventory during the first quarter of fiscal 2014.
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

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
During the fourth quarter of the fiscal 2012, the Company engaged in settlement discussions with Chrimar Systems Inc.  As part of the negotiations the Company determined that it is reasonably possible that a range of loss could be between $0.3 million and $1.4 million which was dependent on a number of factors including whether mutually acceptable settlement terms can be reached. During the quarter ended June 30, 2012 the Company capitalized $1.2 million related to such patents as intangibles based on a probable estimated value and recorded a charge of $0.3 million based on its best estimate of the probable loss. In addition, during the quarter ending March 31, 2013, venue for the Delaware action was transferred to the United States District Court for the District of Northern California.
On July 16, 2013, the parties entered into a confidential patent license and settlement agreement (“Agreement”). Pursuant to that Agreement, the Company paid $1.4 million on July 25, 2013 and Chrimar filed for dismissal of the Delaware Action with prejudice on July 29, 2013. All matters between the parties have now been resolved.
Reefedge Networks
On September 17, 2012, Reefedge Networks, LLC filed suit against the Company in the United States District Court for the District of Delaware, Civil Action No. 12-1148. The complaint alleged wrongful use, making, selling, and/or offering to sell products that infringe U.S. Patent Nos. 6,633.761; 6,975,864; and 7,197,308 and sought unspecified monetary damages and a permanent injunction for products originating from a single supplier to which the Company had submitted an indemnification request. An answer was filed on December 10, 2012. The Company was dismissed from the suit on May 6, 2013. All matters between the parties have now been resolved.
Relay IP Inc.
On May 3, 2013, Relay IP, Inc. filed suit against the Company in the United States District Court for the District of Delaware, Civil Action case number 13-775. The complaint alleges infringement based on the Company's testing of its own equipment and inducing its customers to infringe U.S. Patent No. 5,331,637 and seeks unspecified monetary damages. An answer was filed on July 15, 2013.  Given the preliminary nature of the claims, it is premature to assess the likelihood of a particular outcome.
Indemnification Obligations
Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals' reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of these claims. The cost to defend the Company and the named individuals could have a material adverse effect on its consolidated financial position, results of operations and cash

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

flows in the future. Recovery of such costs under its directors and officers insurance coverage is uncertain. As of June 30, 2013, the Company had no outstanding indemnification claims.
4. Stockholders’ Equity
Preferred Stock
In April 2001, in connection with the entering into of the Company's Rights Agreement, the Company authorized the issuance of preferred stock. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to provide for the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions on these shares. As of June 30, 2013, no shares of preferred stock were outstanding.
Stockholders’ Rights Agreement
On November 27, 2012, the Company's Board of Directors adopted an Amended and Restated Rights Agreement (the “Restated Rights Plan”), between Extreme Networks and Computershare Shareholder Services LLC as the rights agent (the “Rights Agent”). The Restated Rights Plan governs the terms of each right (“Right”) that has been issued with respect to each share of Common Stock of Extreme Networks. Each Right initially represents the right to purchase one one-thousandth of a share of Series A Preferred Stock of Extreme Networks. The Restated Rights Plan replaces in its entirety the Rights Agreement, dated as of April 27, 2001, as amended on June 30, 2010 and April 26, 2011 between Extreme Networks and Mellon Investor Services LLC (the “Prior Rights Plan”). The Board reviewed the necessity of the provision of the Prior Rights Plan adopted to preserve the value of Extreme Networks' deferred tax assets, including its net operating loss carry forwards, with respect to its ability to fully use its tax benefits to offset future income may be limited if it experiences an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986 as a result of ordinary buying and selling of Extreme Networks' common stock. Following its review, the Board decided it was necessary and in the best interests of Extreme Networks and its stockholders to enter into the Restated Rights Plan. The Restated Rights Plan incorporates the Prior Rights Plan and the amendments thereto into a single agreement and extended the term of the Prior Rights Plan to April 30, 2013. The Company's stockholders voted to extend the term of the Restated Rights Plan from April 30, 2013 to April 30, 2014 at our 2012 Annual Meeting of Stockholders, and the Restated Rights Plan was amended effective April 30, 2013 to reflect the extension of the term.
Shares Reserved for Issuance
The following are shares reserved for issuance (in thousands):

June 30, 2013
Employee stock purchase plan	1,967
Employee stock options	13,676
Total shares reserved for issuance	15,643

5. Employee Benefit Plans (including Share-based Compensation)
As of June 30, 2013, the Company has the following share-based compensation plans:
2005 Equity Incentive Plan
The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted by the Company’s Board of Directors on October 20, 2005, and approved by stockholders on December 2, 2005. The 2005 Plan replaces the 1996 Stock Option Plan (the “1996 Plan”), 2000 Non-statutory Stock Option Plan (the “2000 Plan”) and 2001 Non-statutory Stock Option Plan (the “2001 Plan”).
Under the 2005 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other share-based or cash-based awards to employees and consultants. The 2005 Plan also authorizes the grant of awards of stock options, stock appreciation rights, restricted stock and restricted stock units to non-employee members of the Board of Directors and deferred compensation awards to officers, directors and certain management or highly compensated employees. The 2005 Plan authorizes the issuance of up to 12,000,000 shares of the Company’s common stock and on December 23, 2009, the Company’s stockholders approved to increase the number of shares authorized by another 4,000,000 shares. In addition, up to 11,000,000 shares subject to awards outstanding under the 1996 Plan, the 2000 Plan, and the 2001 Plan that expired have been added to the number of shares available for future grant under the 2005 Plan. As of June 30, 2013, total options and awards to acquire 10,548,505 shares were outstanding under the 2005 Plan and 3,615,342 shares are available for grant under the 2005 Plan. Options granted under this plan have a contractual term of seven years.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amended 1996 Stock Option Plan
The 1996 Plan was originally adopted in September 1996, and provided for the grant of options for common stock to eligible participants. A total of 56,382,867 shares were reserved under the 1996 Plan. Options granted under this plan have a contractual term of ten years. Effective December 2, 2005, the 1996 Plan was terminated, and, as of June 30, 2013, options to acquire 805,071 shares were outstanding under the 1996 Plan.
2000 Plan
In March 2000, the Board of Directors adopted the 2000 Plan which provided for the grant of options for common stock to eligible participants. A total of 4,000,000 shares were reserved under the 2000 Plan. Options granted under this plan have a contractual term of ten years. Effective December 2, 2005, the 2000 Plan was terminated, and, as of June 30, 2013, options to acquire 64,027 shares were outstanding under the 2000 Plan.
2001 Plan
In May 2001, the Board of Directors adopted the 2001 Plan which provided for the grant of options for common stock to eligible participants. A total of 4,000,000 shares were reserved under the 2001 Plan. Options granted under this plan have a contractual term of ten years. Effective December 2, 2005, the 2001 Plan was terminated, and, as of June 30, 2013, options to acquire 21,750 shares were outstanding under the 2001 Plan.
The following table summarizes stock option activity under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ 000’s)
Options outstanding at June 27, 2010	9,586	$4.24
Granted	2,748	$3.28
Exercised	(606)	$2.52
Canceled	(2,596)	$4.40
Options outstanding at July 3, 2011	9,132	$4.01
Granted	2,593	$3.30
Exercised	(437)	$2.24
Canceled	(2,282)	$4.85
Options outstanding at June 30, 2012	9,006	$3.68
Granted	4,163	$3.35
Exercised	(2,045)	$3.00
Canceled	(1,979)	$3.77
Options outstanding at June 30, 2013	9,145	$3.66	4.89	1,737
Exercisable at June 30, 2013	4,855	$3.96	3.64	1,073
Vested and expected to vest at June 30, 2013	8,279	$3.71	4.71	1,562

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2013:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding (000’s)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable (000’s)	Weighted- Average Exercise Price
		(In years)
$1.69 – $3.03	1,039	4.64	$2.45	949	$2.39
$3.17 – $3.17	1,996	6.76	$3.17	31	$3.17
$3.25 – $3.38	1,486	5.35	$3.33	546	$3.30
$3.43 – $3.54	1,105	5.11	$3.53	395	$3.52
$3.58 – $3.68	938	5.24	$3.64	394	$3.68
$3.74 – $4.18	942	4.07	$3.85	901	$3.85
$4.22 – $4.74	986	3.54	$4.36	986	$4.36
$4.78 – $8.05	586	0.89	$6.50	586	$6.50
$8.36 – $8.36	7	0.33	$8.36	7	$8.36
$9.80 – $9.80	60	0.43	$9.80	60	$9.80
$1.69 – $9.80	9,145	4.89	$3.66	4,855	$3.96

The total intrinsic value of options exercised in fiscal 2013, fiscal 2012 and fiscal 2011 were $1.1 million, $0.5 million, and $0.5 million, respectively. The fair value of options vested in fiscal 2013, fiscal 2012 and fiscal 2011 were $1.5 million, $2.3 million, and $1.0 million, respectively.
Stock Awards
Stock awards may be granted under the 2005 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock which vests over a fixed period.

The following table summarizes stock award activity:

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value
Non-vested stock outstanding at June 27, 2010	2,880	$2.92
Granted	818	$3.18
Vested	(1,376)	$3.21
Cancelled	(452)	$3.03
Non-vested stock outstanding at July 3, 2011	1,870	$2.79
Granted	739	$3.11
Vested	(1,233)	$3.28
Cancelled	(298)	$3.17
Non-vested stock outstanding at June 30, 2012	1,078	$2.35
Granted	3,220	$3.49
Vested	(939)	$3.38
Cancelled	(673)	$3.44
Non-vested stock outstanding at June 30, 2013	2,686	$3.09

The non-vested shares were placed in an escrow account and will be released to the recipients as the shares vest over periods of up to twenty-four months. If a participant terminates employment prior to the vesting dates, the non-vested shares will be canceled and returned to the 2005 Plan. The Company recognizes compensation expense on the awards over the vesting period based on an intrinsic value as of the date of grant.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Employee Stock Purchase Plan
In January 1999, the Board of Directors approved the adoption of Extreme Network’s 1999 Employee Stock Purchase Plan (the “ESPP”). On December 2, 2005, the stockholders approved an amendment to the ESPP to increase the maximum number of shares of common stock that may be issued under the plan by 5,000,000 to a total of 12,000,000 shares. The ESPP permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of total compensation. No more than 625 shares may be purchased on any purchase date per employee. Each offering period has a maximum duration of 3 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. On January 26, 2010, the Board of Directors approved an amendment to the ESPP to increase the maximum number of shares that may be purchased on any purchase date per employee from 625 shares to 1,000 shares. Through June 30, 2013, 10,033,395 shares had been purchased under the ESPP.
Share Based Compensation
Share-based compensation expense recognized in the financial statements by line item caption is as follows (dollars in thousands):

	Year Ended
	June 30, 2013	June 30, 2012	July 3, 2011
Cost of product revenue	$428	$463	$435
Cost of service revenue	292	257	232
Research and development	2,461	1,363	1,113
Sales and marketing	1,032	1,765	1,948
General and administrative	3,140	2,341	1,520
Total share-based compensation expense	$7,353	$6,189	$5,248

The amount of stock based compensation expense capitalized in inventory has been immaterial for each of the periods presented. As of June 30, 2013, there was $5.5 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 3.0 years. As of June 30, 2013, there were approximately $4.2 million in unrecognized compensation costs related to non-vested stock awards. This cost is expected to be recognized over a weighted-average period of approximately 1.9 years.
The weighted-average grant-date per share fair value of options granted in fiscal 2013, fiscal 2012, and fiscal 2011 were $1.74, $1.67, and $1.57, respectively. The weighted-average estimated per share fair value of shares purchased under the ESPP in fiscal 2013, fiscal 2012, and fiscal 2011 were $0.88, $0.98, and $0.98, respectively. The average fair-value and the average derived service period on the grant-date for the performance-based option awards with market conditions, granted in fiscal 2013, was $1.53 and 2.5 years respectively.
The Company uses the straight-line method for expense attribution, and the Company estimates forfeitures and only recognizes expense for those shares expected to vest. The Company’s estimated forfeiture rate in fiscal 2013 based on the Company’s historical forfeiture experience is approximately 9% for non-executives and 3% for executives.
The fair value of each option award and share purchase option under the Company's ESPP is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table. The Company uses the Monte-Carlo simulation model to determine the fair value and the derived service period of performance-based option awards, with market conditions, on the date of the grant. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The expected term of ESPP represents the contractual life of the ESPP purchase period. The risk-free rate based upon the estimated life of the option and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on both the implied volatilities from traded options on the Company’s stock and historical volatility on the Company’s stock.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Stock Option Plan			Employee Stock Purchase Plan
	Year Ended			Year Ended
	June 30, 2013	June 30, 2012	July 3, 2011	June 30, 2013	June 30, 2012	July 3, 2011
Expected life	4.58 yrs	5.06 yrs	4.43 yrs	0.25 yrs	0.25 yrs	0.24 yrs
Risk-free interest rate	0.74%	1.05%	1.47%	0.07%	0.07%	0.17%
Volatility	64%	60%	62%	49%	61%	55%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Employee Stock Option Exchange Program
On December 23, 2009, the Company’s stockholders approved a voluntary program (“Exchange Program”) that permitted eligible employees to exchange certain outstanding stock options that were “underwater” for a lesser number of shares of restricted stock units to be granted under the 2005 Plan and to exchange certain other stock options that are more substantially underwater for a cash payment. The Exchange Program was open to all of the Company’s United States employees, except for members of its Board of Directors and its executive officers. The Exchange Program commenced on February 4, 2010 and ended March 4, 2010. On March 5, 2010, the Company canceled a total of 3,058,761 tendered stock options, issued a total of 569,189 replacement restricted stock units under the 2005 Plan, and incurred a cash outlay of $8,769 which was paid out at the end of March 2010.
401(k) Plan
The Company provides a tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan (the “Plan”), which covers the Company’s eligible employees. Pursuant to the Plan, employees may elect to reduce their current compensation up to the IRS annual contribution limit of $17,500 for calendar year 2013. Effective January 1, 2005, employees age 50 or over may elect to contribute an additional $5,500. The amount contributed to the Plan is on a pre-tax basis.
The Company provides for discretionary matching contributions as determined by the Board of Directors for each calendar year. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the Board of Directors each year. The program was to match $0.50 for every dollar contributed by the employee up to the first 2.5% of pay. The Company’s matching contributions to the Plan totaled $0.5 million, $0.5 million, and $0.6 million, for fiscal 2013, fiscal 2012 and fiscal 2011, respectively. No discretionary contributions were made in fiscal 2013, fiscal 2012 and fiscal 2011.

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
Common Stock Repurchases
On September 28, 2012, the Company's Board of Directors approved a share repurchase program for a maximum of $75 million which may be purchased over a three year period in the open market or in privately negotiated transactions. All repurchased shares will be retired and included in the Company's authorized but unissued shares. During the year ended June 30, 2013, the Company repurchased 4.1 million shares of common stock at a total cost of $14.5 million.

7. Income Taxes
Income before income taxes is as follows (in thousands):

	Year Ended
	June 30, 2013	June 30, 2012	July 3, 2011
Domestic	$14,692	$20,839	$4,416
Foreign	(3,341)	(3,771)	(704)
Total	$11,351	$17,068	$3,712

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes for fiscal 2013, 2012 and fiscal 2011 consisted of the following (in thousands):

	Year Ended
	June 30, 2013	June 30, 2012	July 3, 2011
Current:
Federal	$225	$114	$142
State	140	79	92
Foreign	1,163	916	1,613
Total current	1,528	1,109	1,847
Deferred:
Federal	15	30	(639)
Foreign	135	57	(209)
Total deferred	150	87	(848)
Provision for income taxes	$1,678	$1,196	$999

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (35 percent) to income before taxes is explained below (in thousands):

	Year Ended
	June 30, 2013	June 30, 2012	July 3, 2011
Tax at federal statutory rate	$3,973	$5,974	$1,299
State income tax, net of federal benefit	105	51	57
Valuation allowance	(3,687)	(8,035)	(2,492)
Foreign earnings taxed at other than U.S. rates	498	3,607	1,576
Deferred compensation	845	170	398
Other	(56)	(571)	161
Provision for income taxes	$1,678	$1,196	$999

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	June 30, 2013	June 30, 2012
Deferred tax assets:
Net operating loss carry-forwards	$85,276	$73,413
Tax credit carry-forwards	28,882	23,051
Depreciation	—	14,074
Deferred revenue (net)	9,710	8,722
Warrant amortization	3,991	5,489
Inventory write-downs	2,759	2,803
Other allowances and accruals	3,658	2,901
Other	8,714	10,895
Total deferred tax assets	142,990	141,348
Valuation allowance	(142,023)	(140,641)
Total net deferred tax assets	967	707
Deferred tax liabilities:
Depreciation	(388)	—
Deferred tax liability on foreign withholdings	(134)	(120)
Total deferred tax liabilities	(522)	(120)
Net deferred tax assets	$445	$587
Recorded as:
Net current deferred tax assets	$386	$644
Net non-current deferred tax assets	294	178
Net current deferred tax liabilities	(235)	(235)
Net deferred tax assets	$445	$587

The Company's valuation allowance increased by $1.4 million in fiscal 2013 and decreased by $9.9 million in fiscal 2012. The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets, and no valuation allowance against any of its non-U.S. deferred tax assets. The valuation allowance is determined by assessing both negative and positive evidence to determine whether it is more likely than not that the deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. The Company's inconsistent earnings in recent periods, coupled with the Company's inability to forecast greater than one quarter in advance and the cyclical nature of its business represent sufficient negative evidence to require a full valuation allowance against its U.S. federal and state net deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results and the economic environment have sufficiently improved to support realization of the Company's deferred tax assets.
As of June 30, 2013, the Company had net operating loss carry-forwards for federal and state tax purposes of $270.7 million and $87.9 million, respectively, of which $35.3 million and $32.7 million, respectively, represent deductions from share-based compensation for which a benefit would be recorded in additional paid-in capital when realized. The Company also had federal and state tax credit carry-forwards of $18.7 million and $15.6 million, respectively, as of June 30, 2013. Federal net operating loss carry-forwards of $270.7 million will expire between 2020 through 2032 and state net operating losses of $87.9 million will expire between 2013 through 2030, if not utilized. Federal tax credits of $18.7 million will expire beginning in 2018, if not utilized and state tax credits of $0.2 million will expire beginning in 2013, if not utilized. The additional state tax credits of $15.4 million will carry forward indefinitely.
As of June 30, 2013, the Company conducted an Internal Revenue Code Section 382 (“Sec. 382”) analysis with respect to its net operating loss and credit carry-forwards and determined that there was no limitation. It is possible that subsequent ownership changes may limit the utilization of these tax attributes.
As of June 30, 2013, the Company intends to indefinitely reinvest the earnings of approximately $42.1 million of certain foreign corporations. If such earnings were distributed, the Company would accrue an additional income tax expense of approximately $1.2 million.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2013, the Company had $10.9 million of unrecognized tax benefits. If fully recognized in the future, $0.3 million would impact the effective tax rate, and $10.6 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. It is reasonably possible that the amount of unrealized tax benefit could decrease by approximately $0.1 million during the next twelve months due to the expiration of the statute of limitations in certain foreign jurisdictions. During the year ended June 30, 2013 the Company performed a study on its research and development credits documenting the historic credits as prescribed by Internal Revenue Service. As a result of this study the company adjusted its available federal and state research credits as well as the amount of these credits that would be unrecognized tax benefits. The credits classified as unrecognized tax benefits decreased by approximately $15.0 million as a result of this study.
A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

Balance at June 27, 2010	$23,910
Increases related to prior year tax positions	464
Increases related to current year tax positions	1,636
Balance at July 3, 2011	$26,010
Decrease related to prior year tax positions	(444)
Increase related to current year tax positions	729
Lapse of statute of limitations	(549)
Balance at June 30, 2012	$25,746
Decrease related to prior year tax positions	(14,966)
Increase related to prior year tax positions	45
Increase related to current year tax positions	270
Lapse of statute of limitations	(197)
Balance at June 30, 2013	$10,898

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Consolidated Statement of Income and totaled approximately $14,000, $28,000, and $30,000 for the years ended June 30, 2013, June 30, 2012, and July 3, 2011, respectively. Accrued interest and penalties were approximately $40,000 and $77,000 as of June 30, 2013 and June 30, 2012, respectively.
In general, the Company's U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 1999 forward due to net operating losses and the Company's state income tax returns are subject to examination for fiscal years 1997 forward due to net operating losses.

8. Disclosure about Segments of an Enterprise and Geographic Areas
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers with respect to the allocation of resources and performance.
The Company operates in one segment, the development and marketing of network infrastructure equipment. The Company conducts business globally and is managed geographically. Revenue is attributed to a geographical area based on the location of the customers. The Company operates in three geographical areas: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East and Africa; and APAC which includes Asia Pacific, South Asia and Japan. Prior to fiscal 2012, South America was included as part of EMEA.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company attributes revenues to geographic regions based on the customer's ship-to location. Information regarding geographic areas is as follows (in thousands):

	Year Ended
Net Revenues:	June 30, 2013	June 30, 2012	July 3, 2011
Americas:
United States	$101,790	$106,110	$103,087
Other	33,584	34,970	30,487
Total Americas	135,374	141,080	133,574
EMEA	112,812	128,093	134,730
APAC	51,157	53,549	66,124
Total net revenues	$299,343	$322,722	$334,428

Substantially all of the Company’s assets were attributable to North America operations at June 30, 2013 and June 30, 2012.

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

	Year Ended
	June 30, 2013	June 30, 2012	July 3, 2011
Net income	$9,673	$15,872	$2,713
Weighted-average shares used in per share calculation – basic	93,954	93,451	91,423
Incremental shares using the treasury stock method:
Stock options	385	372	427
Unvested restricted awards	600	554	818
Employee Stock Purchase Plan	105	113	127
Weighted -average share used in per share calculation – diluted	95,044	94,490	92,795
Net income per share – basic	$0.10	$0.17	$0.03
Net income per share – diluted	$0.10	$0.17	$0.03

Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the ESPP. Weighted stock options outstanding with an exercise price higher than the Company's average stock price for the periods presented are excluded from the calculation of diluted net income per share since the effect of including them would have been anti-dilutive due to the net income position of the Company during the periods presented. For fiscal 2013, 2012, and 2011, the Company excluded 6.7 million, 8.3 million, and 8.0 million outstanding weighted average stock options, respectively, from the calculation of diluted earnings per common share because they would have been anti-dilutive.

10. Foreign Exchange Forward Contracts
The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The Company records all derivatives on the balance sheet as Other Assets, Net at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

foreign currencies. These derivatives do not qualify as hedges. At June 30, 2013, these forward foreign currency contracts had a notional principal amount of $7.7 million and an immaterial unrealized gain. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses from operations were a loss of $0.9 million in fiscal 2013, a gain of $2.5 million in fiscal 2012 and a loss of $0.6 million in fiscal 2011. Included in the 2012 gain is a $1.9 million adjustment resulting from Japan subsidiary liquidation.

11. Restructuring Charges
As of June 30, 2013, restructuring liabilities were $1.5 million and consisted of obligations for termination benefits. During fiscal 2013, 2012 and 2011, the Company recorded a restructuring charge, net of $6.8 million, $1.6 million, and $3.8 million, respectively. A portion of the 2012 restructuring activity is related to the liquidation of the Company's Japan subsidiary with a charge of $0.5 million during fiscal 2012. The Company substantially liquidated the subsidiary in Japan in the fourth quarter of fiscal 2012, as part of the Company's broad restructuring effort. The Company disposed the remaining immaterial assets and liabilities and completed the liquidation process during fiscal 2013.
Fiscal 2013 Restructuring
During the second quarter of fiscal 2013, the Company further reduced costs through targeted restructuring activities intended to reduce operating costs and realign its organization in the current competitive environment. As part of its restructuring efforts in the second quarter, the Company initiated a plan to reduce its worldwide headcount by 13%, consolidate specific global administrative functions, and shift certain operating costs to lower cost regions, among other actions. As of June 30, 2013, the Company had restructuring liabilities of $1.1 million related to the fiscal 2013 restructuring, which it anticipates paying by the end of the first quarter of fiscal 2014. The Company anticipates incurring additional restructuring charges of approximately $0.3 million through the end of the first quarter of fiscal 2014.
Fiscal 2012 Restructuring
During fiscal 2012, the Company incurred total charges of $2.2 million, including $1.8 million of related severance, $0.1 million of contract termination fees, and $0.2 million other charges. The Company also made payments of $4.3 million. The associated restructuring costs were primarily termination benefits and contract termination costs. Termination benefits primarily consist of outplacement services, health insurance coverage, and legal costs. Contract termination costs primarily consist of costs to terminate operating leases and other contracts, including rent expense (less expected sublease income) on facilities under operating leases. There are no outstanding liabilities as of June 30, 2013.
Fiscal 2011 Restructuring
During fiscal 2011, the Company commenced a strategy to focus on growing revenue in specific market verticals and on improving operational effectiveness.  As part of the strategy, the Company reduced headcount by 139 and incurred total restructuring charges of $4.2 million, of which $1.0 million and $3.2 million were recognized in the third and fourth quarter of fiscal 2011, respectively. During the fourth quarter of fiscal 2011, the lease term for the excess leased facilities ended. The Company recognized a restructuring reversal of $0.4 million related to the true up of operating and rent expenses. As of June 30, 2013, $0.4 million of restructuring liabilities remained for fiscal 2011 restructuring.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring liabilities consist of (in thousands):

	Excess Facilities	Contract Termination	Termination Benefits	Other	Total
Balance at June 27, 2010	$3,140	$9	$221	$—	$3,370
Period charges	—	—	4,146	80	4,226
Period reversals	(381)	—	(38)	—	(419)
Period payments	(2,759)	(9)	(1,226)	—	(3,994)
Balance at July 3, 2011	$—	$—	$3,103	$80	$3,183
Period charges	—	124	1,832	206	2,162
Period reversals	—	(18)	(499)	(51)	(568)
Period payments	—	(13)	(4,077)	(224)	(4,314)
Balance at June 30, 2012	$—	$93	$359	$11	$463
Period charges	—	113	6,293	719	7,125
Period reversals	—	(2)	(287)	—	(289)
Period payments	—	(204)	(5,148)	(481)	(5,833)
Restructuring liabilities at June 30, 2013	$—	$—	$1,217	$249	$1,466

12. Technology Agreements
On March 31, 2005, the Company entered into a Patent and Cross License Agreement (“Technology Agreement”) with IBM. The agreement provides for a release of prior claims and a cross license of patents extending into the future from the effective date of the agreement. On December 22, 2008, the Company amended the Technology Agreement to extend the term of the agreement over the remaining life of the patents. The Company capitalized the cost of the amendment in intangible assets, net on the consolidated balance sheet and continued to amortize the remaining cost of the Technology Agreement and its amendment over the remaining life of the patents.
On July 16, 2010, the Company entered into a Memorandum of Understanding (“Network-1 MOU”) with Network-1 Security Solutions, Inc. The Network-1 MOU provides for a nonexclusive and worldwide license to certain patents of each party, and a release of claims based on any prior infringement of such patents. The license term is nine years and eight months and expires in March 2020. The release covers any potential claims arising out of the past use or practice of any of the patents. Total fees for the grant of the license under the Network-1 MOU were $2.4 million. The Company charged the estimated value of the release of prior claims of $0.2 million to Cost of Product Revenues for claims incurred in fiscal 2010 and $0.8 million to Litigation Settlement for claims incurred prior to fiscal 2010 in its fiscal 2010 consolidated financial statements. The remaining $1.4 million was recorded as intangible assets, net and is being recognized ratably over the license period in cost of product revenue.
On July 16, 2013, the Company entered into a confidential Patent License and Settlement Agreement (“License Agreement”) with Chrimar Systems Inc. The agreement provides for a non-exclusive, irrevocable, perpetual, non-transferable, and non-assignable, fully-paid-up worldwide royalty-bearing license to certain patents and a release of claims based on any prior infringement of such patents. Total fees for the grant of the license under the License Agreement was $1.4 million. The Company had capitalized $1.2 million related to such patents in fiscal 2012 based on a probable estimated value and recorded a charge of $0.3 million based on the estimated probable loss. The $1.2 million was recorded as intangible assets, net and continues to be amortized over the remaining life of the patents.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 as amended, (the “Exchange Act”), such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.
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
We assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment using those criteria, we concluded that, as of June 30, 2013 our internal control over financial reporting is effective.
Our independent registered public accounting firm, KPMG LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued its report on our internal control over financial reporting as of June 30, 2013.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
None.

PART III
Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2013 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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
The following financial statement schedule of Extreme Networks, Inc. for the fiscal years ended June 30, 2013, June 30, 2012 and July 3, 2011 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Extreme Networks, Inc.

Page
Schedule II – Valuation and Qualifying Accounts	74

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:
Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2013, JUNE 30, 2012 and JULY 3, 2011

Description	Balance at beginning of period	Charges to costs and expenses	(Deductions) (1)	Balance at end of period
Year Ended July 3, 2011:
Allowance for doubtful accounts	$1,032	$(9)	$(256)	$767
Allowance for sales returns	$937	$647	$(939)	$645
Year Ended June 30, 2012:
Allowance for doubtful accounts	$767	$127	$(510)	$384
Allowance for sales returns	$645	$1,013	$(396)	$1,262
Year Ended June 30, 2013:
Allowance for doubtful accounts	$384	$312	$(221)	$475
Allowance for sales returns	$1,262	$130	$(615)	$777
____________________

(1)	Uncollectible accounts written off, net of recoveries

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 29, 2013.

EXTREME NETWORKS, INC. (Registrant)

By:	/s/ John Kurtzweil
John Kurtzweil
Senior Vice President, Chief Financial Officer, and Chief Accounting Officer
August 29, 2013

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ ED MEYERCORD	/s/ CHUCK BERGER
Ed Meyercord	Chuck Berger
Chairman of the Board	President and Chief Executive Officer, Director
August 28, 2013	(Principal Executive Officer)
August 28, 2013

/s/ JOHN KURTZWEIL	/s/ MAURY AUSTIN
John Kurtzweil	Maury Austin
Senior Vice President and Chief Financial Officer	Director
(Principal Financial Officer and Chief Accounting Officer)	August 28, 2013
August 28, 2013

/s/ CHARLES CARINALLI	/s/ ED KENNEDY
Charles Carinalli	Ed Kennedy
Director	Director
August 28, 2013	August 28, 2013

/s/ JOHN KISPERT	/s/ JOHN C. SHOEMAKER
John Kispert	John C. Shoemaker
Director	Director
August 28, 2013	August 28, 2013

/s/ HARRY SILVERGLIDE	/s/ ED TERINO
Harry Silverglide	Ed Terino
Director	Director
August 28, 2013	August 28, 2013

EXHIBIT INDEX

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
3.1	Amended and Restated Certificate of Incorporation of Extreme Networks, Inc.	8-K	12/17/2010	3.2
3.2	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K	3/31/2011	3.1
3.3	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock	10-K	9/26/2001	3.7
4.1	Amended and Restated Rights Agreement dated April 26, 2012 between Extreme Networks, Inc. and Computershare Shareowner Services LLC.	8-K	4/30/2012	4.1
10.1	Form of Indemnification Agreement for directors and officers.	8-K	10/24/2011	99.1
10.2*	Amended 1996 Stock Option Plan and forms of agreements thereunder.	S-1	2/5/1999	10.2
10.3*	1999 Employee Stock Purchase Plan.	S-1	2/5/1999	10.3
10.4*	2000 Nonstatutory Stock Option Plan.	10-K	9/24/2000	10.7
10.5*	2001 Nonstatutory Stock Option Plan.	Schedule TO	10/31/2001	(d)(9)
10.6*	Offer of Employment Letter dated August 18, 2006 from Extreme Networks, Inc. to Mark A. Canepa.	8-K	9/5/2006	99.1
10.7*	Extreme Networks, Inc. Amended and Restated Executive Change in Control Severance Plan.	10-K	8/30/2011	10.7
10.8*	Extreme Networks, Inc. 2005 Equity Incentive Plan.	8-K	10/23/2009	99.3
10.9*	Form of Restricted Stock Units Agreement Under the 2005 Equity Incentive Plan.	10-Q	11/7/2008	10.22
10.10*	Offer of Employment Letter Dated July 29, 2010 from Extreme Networks, Inc. to Oscar Rodriguez.	10-K	8/20/2010	10.32
10.11	Agreement by and between Extreme Networks, Inc. and the Ramius Group dated as of October 13, 2010.	8-K	10/14/2010	10.1
10.12	Option Agreement, dated September 23, 2010, between Extreme Networks, Inc. and Trumark Companies, LLC.	10-Q	11/3/2010	10.2
10.13*	Offer of Employment Letter dated March 11, 2011 from Extreme Networks, Inc. to Jim Judson.	10-Q	5/2/2011	10.1
10.14*	Resignation Agreement and General Release of Claims, dated September 13, 2011, between Extreme Networks, Inc. and Justin DiMacchia.	8-K	9/15/2011	10.1
10.15*	Letter Agreement, dated September 13, 2011, between Extreme Networks, Inc. and James Judson.	8-K	9/15/2011	10.2
10.16*	Offer Letter Agreement, dated September 13, 2011, between Extreme Networks, Inc. and Margaret Echerd.	8-K	9/15/2011	10.3
10.17	Option Agreement, dated January 16, 2012, between Extreme Networks, Inc. and Extreme Depot LLC.	10-Q	2/7/2012	10.5
10.18*	Amendment to the Option Agreement, dated September 17, 2010, between Extreme Networks, Inc. and Extreme Depot, LLC.	10-Q	2/7/2012	10.6
10.19*	Letter Agreement, dated March 9, 2012, between Extreme Networks, Inc. and James Judson.	8-K	3/12/2012	10.1
10.20*	Resignation Agreement and General Release of Claims, dated May 7, 2012, between Extreme Networks, Inc. and Michael L. Seaton.	8-K	5/9/2012	10.1

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
10.21*	Resignation and Consulting Agreement, dated May 22, 2012, between Extreme Networks, Inc. and Jim Judson.	8-K	5/22/2012	10.1
10.22*	Offer Letter Agreement, executed May 18, 2012, between Extreme Networks, Inc. and John Kurtzweil.	8-K	5/22/2012	10.2
10.23	Lease, dated September 11, 2012, between Extreme Networks, Inc., and 3515-3585 Monroe Street, LLC.	8-K	9/18/2012	10.1
10.24*	Amendment to Offer of Employment, dated September 13, 2012, between Extreme Networks, Inc., and Oscar Rodriguez.	8-K	9/18/2012	10.2
10.25*	Consulting Agreement, dated September 20, 2012, between Extreme Networks, Inc. and Diane Honda.	8-K	9/21/2012	10.1
10.26*	Offer Letter Agreement, executed September 7, 2012, between Extreme Networks, Inc. and Nancy Shemwell.	8-K	9/24/2012	10.1
10.27	Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated October 15, 2012.	8-K	10/19/2012	10.1
10.28	First Amendment to Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated December 31, 2012.	8-K	1/7/2013	10.1
10.29	Office Space Lease Agreement by and between W3 Ridge Rio Robles Property LLC and Extreme Networks, Inc., dated December 31, 2012.	8-K	1/7/2013	10.2
10.30*	Offer Letter, dated April 25, 2013, between Extreme Networks, Inc. and Charles Berger.	8-K	5/1/2013	10.1
10.31*	Release of Claims, dated April 28, 2013, between Extreme Networks, Inc. and Oscar Rodriguez.	8-K	5/1/2013	10.2
21.1	Subsidiaries of Registrant.				X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (see the signature page of this Form 10-K).				X
31.1	Section 302 Certification of Chief Executive Officer.				X
31.2	Section 302 Certification of Chief Financial Officer.				X
32.1	Section 906 Certification of Chief Executive Officer.				X
32.2	Section 906 Certification of Chief Financial Officer.				X
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
___________________

*	Indicates management or board of directors contract or compensatory plan or arrangement.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these sections.