Form 10-Q
period 2013-09-30
EXTREME NETWORKS INC
filed 2013-11-04
CIK 1078271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 ___________________________
Form 10-Q
 ___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from              to

Commission file number 000-25711
 ___________________________
EXTREME NETWORKS, INC.
(Exact name of registrant as specified in its charter)
 ___________________________

DELAWARE	77-0430270
[State or other jurisdiction of incorporation or organization]	[I.R.S Employer Identification No.]

145 Rio Robles, San Jose, California	95134
[Address of principal executive office]	[Zip Code]

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at October 21, 2013 was 94,472,100.

EXTREME NETWORKS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$103,008	$95,803
Short-term investments	96,427	43,034
Accounts receivable, net of allowances of $1,088 at September 30, 2013 and $1,252 at June 30, 2013	39,297	47,642
Inventories	30,389	16,167
Deferred income taxes	408	386
Prepaid expenses and other current assets	11,712	5,749
Total current assets	281,241	208,781
Property and equipment, net	25,807	23,644
Marketable securities	—	66,776
Intangible assets, net	3,957	4,243
Other assets	7,965	7,980
Total assets	$318,970	$311,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,451	$27,163
Accrued compensation and benefits	12,957	13,503
Restructuring liabilities	572	1,466
Accrued warranty	3,440	3,296
Deferred revenue, net	32,080	33,184
Deferred distributors revenue, net of cost of sales to distributors	18,600	17,388
Other accrued liabilities	15,114	16,502
Total current liabilities	111,214	112,502
Deferred revenue, less current portion	8,156	8,270
Other long-term liabilities	6,582	1,507
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 94,467,468 shares issued and outstanding at September 30, 2013 and 93,626,150 shares issued and outstanding at June 30, 2013	94	94
Additional paid-in-capital	824,705	821,331
Accumulated other comprehensive loss	(843)	(1,377)
Accumulated deficit	(630,938)	(630,903)
Total stockholders’ equity	193,018	189,145
Total liabilities and stockholders’ equity	$318,970	$311,424
See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30, 2013	September 30, 2012
Net revenues:
Product	$61,045	$61,119
Service	14,871	15,008
Total net revenues	75,916	76,127
Cost of revenues:
Product	27,516	30,476
Service	4,693	5,676
Total cost of revenues	32,209	36,152
Gross profit:
Product	33,529	30,643
Service	10,178	9,332
Total gross profit	43,707	39,975
Operating expenses:
Research and development	9,937	10,566
Sales and marketing	22,694	22,027
General and administrative	6,934	5,357
Acquisition-related costs	3,695	—
Restructuring charge (credit), net of reversals	75	(10)
Gain on sale of facilities	—	(11,537)
Total operating expenses	43,335	26,403
Operating income	372	13,572
Interest income	275	269
Interest expense	—	(1)
Other expense, net	(255)	(348)
Income before income taxes	392	13,492
Provision for income taxes	427	577
Net (loss) income	$(35)	$12,915
Basic and diluted net income per share:
Net income per share – basic	$—	$0.14
Net income per share – diluted	$—	$0.14
Shares used in per share calculation – basic	94,062	94,738
Shares used in per share calculation – diluted	94,062	95,499
 See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	September 30, 2013	September 30, 2012
Net (loss) income:	$(35)	$12,915
Other comprehensive income, net of tax:
Available for sale securities:
Change in unrealized gains (losses) on available for sale securities	433	302
Reclassification of adjustment for realized net gains on available for sale securities included in net income	(148)	—
Net change in unrealized gains (losses) on available for sale securities	285	302
Change in net foreign currency translation adjustment	101	842
Other comprehensive income	386	1,144
Total comprehensive income	$351	$14,059
 See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net (loss) income	$(35)	$12,915
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in accrued investment income	538	396
Depreciation and amortization	1,437	1,171
Amortization of intangible assets	286	438
Provision for doubtful accounts	(164)	(448)
Deferred income taxes	90	149
Stock-based compensation	1,575	2,168
Gain on disposition of long lived assets, net	—	(11,537)
Unrealized (loss) gain on foreign exchange transactions	(350)	371
Changes in operating assets and liabilities, net
Accounts receivable	8,510	6,908
Inventories	(14,222)	3,856
Prepaid expenses and other assets	(2,073)	173
Accounts payable	1,288	(7,617)
Accrued compensation and benefits	(545)	(1,844)
Restructuring liabilities	(894)	—
Other current and long term liabilities	6,484	(47)
Net cash provided by operating activities	1,925	7,052
Cash flows from investing activities:
Capital expenditures	(9,808)	(1,562)
Purchases of investments	—	(7,066)
Proceeds from maturities of investments and marketable securities	13,062	—
Proceeds from sales of facilities	—	42,659
Net cash provided by investing activities	3,254	34,031
Cash flows from financing activities:
Proceeds from issuance of common stock	1,799	593
Net cash provided by financing activities	1,799	593

Foreign currency effect on cash	227	440

Net increase in cash and cash equivalents	7,205	42,116

Cash and cash equivalents at beginning of period	95,803	54,596
Cash and cash equivalents at end of period	$103,008	$96,712
See accompanying notes to the condensed consolidated financial statements.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The unaudited condensed consolidated financial statements of Extreme Networks, Inc. (referred to as the “Company” or “Extreme Networks”) included herein have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations. The condensed consolidated balance sheet at June 30, 2013 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at September 30, 2013. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for fiscal 2014 or any future periods.

2. Summary of Significant Accounting Policies
Revenue Recognition
The Company's revenue is primarily derived from the sale of networking products, which are tangible products containing software and non-software components that function together to deliver the tangible product's essential functionality. In addition to tangible products, the Company's sales arrangements may include other deliverables such as standalone software licenses, or service offerings. For multiple deliverable arrangements, the Company recognizes revenue in accordance with the accounting standard for multiple deliverable revenue arrangements, which provides guidance on whether multiple deliverables exist, how deliverables in an arrangement should be separated, and how consideration should be allocated. Software revenue recognition guidance is applied to the sales of the Company's standalone software products, including software upgrades and software that is not essential to the functionality of the hardware with which it is sold.
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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

4. Balance Sheet Accounts
Cash, Cash Equivalents, Short-Term Investments and Marketable Securities
Summary of Cash and Available-for-Sale Securities (in thousands)

	September 30, 2013	June 30, 2013
Cash	$34,854	$41,518

Cash equivalents	$68,154	$54,285
Short-term investments	96,427	43,034
Marketable securities	—	66,776
Total available-for-sale	$164,581	$164,095

Total cash and available for sale securities	$199,435	$205,613
Available-for-Sale Securities
The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
September 30, 2013
Money market funds	$68,154	$68,154	$—	$—
U.S. corporate debt securities	96,262	96,427	165	—
	$164,416	$164,581	$165	$—
Classified as:
Cash equivalents	$68,154	$68,154	$—	$—
Short-term investments	96,262	96,427	165	—
	$164,416	$164,581	$165	$—
June 30, 2013
Money market funds	$54,285	$54,285	$—	$—
U.S. corporate debt securities	110,078	109,810	126	(394)
	$164,363	$164,095	$126	$(394)
Classified as:
Cash equivalents	$54,285	$54,285	$—	$—
Short-term investments	42,994	43,034	44	(4)
Marketable securities	67,084	66,776	82	(390)
	$164,363	$164,095	$126	$(394)

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of available-for-sale investments in debt securities at September 30, 2013, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$164,416	$164,581
Total investments in available for sale debt securities	$164,416	$164,581
The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Investments with original maturities of greater than three months, but less than one year at the balance sheet date are classified as Short Term Investments. Investments with maturities of greater than one year at balance sheet date which the Company intends to hold for longer than one year are classified as Marketable Securities. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, the Company diversifies its investments by limiting its holdings with any individual issuer.
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

The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income into earnings using the specific identification method. As of September 30, 2013, twenty-six out of fifty-three investment securities had unrealized losses. As of September 30, 2013, the Company intends to sell its investments in the near term. Therefore, for investments that were in an unrealized loss position as of September 30, 2013, the Company recorded an other than temporary impairment loss of $148,000 during the three months ended September 30, 2013, and the Company has classified all of its investments as short-term investments as of September 30, 2013 even though their stated maturity date may be greater than one year at the balance sheet date.
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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 11, 2012, the Company completed the sale of its corporate campus and accompanying 16 acres of land in Santa Clara, California for net cash proceeds of approximately $44.7 million and realized a gain of approximately $11.5 million.
Deferred Revenue, Net
Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenue when the revenue recognition criteria have not been met. The following table summarizes deferred revenue, net at September 30, 2013 and June 30, 2013, respectively (in thousands):

	September 30, 2013	June 30, 2013
Deferred services	$37,091	$38,003
Deferred product and other revenue	3,145	3,451
Total deferred revenue	40,236	41,454
Less: current portion	32,080	33,184
Non-current deferred revenue, net	$8,156	$8,270

The Company offers for sale to its customers renewable support arrangements, including extended warranty contracts, that range from one to five years. Deferred support revenue is included within deferred revenue, net within the Services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended
	September 30, 2013	September 30, 2012
Balance beginning of period	$38,003	$37,461
New support arrangements	13,343	12,537
Recognition of support revenue	(14,255)	(14,337)
Balance end of period	37,091	35,661
Less: current portion	28,935	28,377
Non-current deferred revenue	$8,156	$7,284

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
The amount shown as “Deferred distributors revenue, net of cost of sales to distributors” represents the deferred gross margin on sales to distributors based on contractual pricing. Distributors purchase products from the Company at a contractual discount based on geographic region and resell the Company's products at a very broad range of individually negotiated price points depending on competitive factors and other market conditions. A portion of the deferred revenue balance represents an amount of the distributors' original purchase price that will be remitted back to the distributors after resale transactions are reported to the Company. Therefore, the amount of gross margin the Company will recognize in future periods from distributor sales will be less than the deferred amount recorded for the original sale to the distributor as a result of the price concessions negotiated at the time of sell-through. The wide range and variability of negotiated price credits granted to distributors do not allow the Company to accurately estimate the portion of the balance in the deferred revenue that will be credited to the distributors in the future. Therefore, the Company does not reduce deferred revenue by anticipated future price credits; instead, price credits are recorded against revenue and accounts receivable when incurred, which is generally at the time the distributor sells the product.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes deferred distributors revenue, net of cost of sales to distributors at September 30, 2013 and June 30, 2013, respectively (in thousands):

	September 30, 2013	June 30, 2013
Deferred distributors revenue	$23,961	$22,411
Deferred cost of sales to distributors	(5,361)	(5,023)
Deferred distributors revenue, net of cost of sales to distributors	$18,600	$17,388

Guarantees and Product Warranties
Upon issuance of a standard product warranty, the Company discloses and recognizes a liability for the obligation it assumes under the warranty. The following table summarizes the activity related to the Company’s product warranty liability during the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30, 2013	September 30, 2012
Balance beginning of period	$3,296	$2,871
New warranties issued	1,304	1,561
Warranty expenditures	(1,160)	(1,461)
Balance end of period	$3,440	$2,971

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
The following table sets forth major customers accounting for 10% or more of our net revenue:

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	September 30, 2013	September 30, 2012
Westcon Group Inc.	18%	15%
Scansource, Inc.	14%	12%
Tech Data	*	10%

* Less than 10% of revenue

5. Fair Value Measurements

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

September 30, 2013	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Money market funds	$68,154	$—	$—	$68,154
Corporate notes/bonds	—	96,427	—	96,427
Total	$68,154	$96,427	$—	$164,581

Liabilities
Foreign currency forward contracts	$—	$(7)	$—	$(7)
Total	$—	$(7)	$—	$(7)

June 30, 2013	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Money market funds	$54,285	$—	$—	$54,285
Corporate notes/bonds	—	109,810	—	109,810
Foreign currency forward contracts	—	21	—	21
Total	$54,285	$109,831	$—	$164,116
Level 2 investment valuations are based on inputs such as quoted market prices of similar instruments, dealer quotations or valuations provided by alternative pricing sources supported by observable inputs. These generally include U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended September 30, 2013 and 2012.

6. Share-based Compensation
Share-based compensation expense recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	September 30, 2013	September 30, 2012
Cost of product revenue	$102	$174
Cost of service revenue	40	159
Research and development	243	727
Sales and marketing	570	432
General and administrative	620	676
Total share-based compensation expense	$1,575	$2,168
During the three months ended September 30, 2013 and 2012, the Company did not capitalize any stock-based compensation expense in inventory, as the amounts were immaterial. The income tax benefit for share-based compensation expense was immaterial in the three months ended September 30, 2013 and 2012.
The weighted-average grant-date per share fair value of options granted during the three months ended September 30, 2013 and 2012 were $2.24 and $1.85, respectively. The weighted-average estimated per share fair value of shares purchased under the Company’s 1999 Employee Stock Purchase Plan (“ESPP”) during the three months ended September 30, 2013 and 2012 were $1.07 and $0.87, respectively.
The following table summarizes stock option activity under all plans for the three months ended September 30, 2013:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000’s)
Options outstanding at June 30, 2013	9,145	$3.66
Granted	854	$4.18
Exercised	(524)	$3.44		$410
Cancelled	(390)	$3.72
Options outstanding at September 30, 2013	9,085	$3.72	4.77	$14,665
Exercisable at September 30, 2013	4,464	$3.21	3.21	$6,550
Vested and expected to vest at September 30, 2013	8,181	$4.58	4.58	$13,010
Stock Awards
Stock awards may be granted under the 2005 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock which vests over a fixed period.

The following table summarizes stock award activity for the three months ended September 30, 2013:

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value	Aggregate Fair Market Value ($000's)
Non-vested stock outstanding at June 30, 2013	2,686	$3.09
Granted	130	$4.18
Vested	(249)	$4.12	$1,047
Cancelled	(137)	$3.53
Non-vested stock outstanding at September 30, 2013	2,430	$3.01

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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Treasury yield curve in effect at the time of grant. Expected volatility is based on both the implied volatilities from traded options on the Company’s stock and historical volatility on the Company’s stock.

	Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Expected life	5 years	5 years	0.25 years	0.25 years
Risk-free interest rate	1.53%	0.90%	0.09%	0.06%
Volatility	64%	66%	32%	69%
Dividend yield	—%	—%	—%	—%
The Company is required to estimate the expected forfeiture rate and only recognize expense on a straight-line method for those shares expected to vest.
7. Common Stock Repurchases
On September 28, 2012, the Company's Board of Directors approved a share repurchase program for a maximum of $75 million which may be purchased over a three year period in the open market or in privately negotiated transactions. Since the inception of the program, 4.1 million shares have been repurchased and $60.5 million of the authorized amount is remaining. All repurchased shares will be retired and included in the Company's authorized but unissued shares. During the three months ended September 30, 2013, the Company did not repurchase any common stock.

8. Commitments and Contingencies
Purchase Commitments
The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. The arrangements allow them to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to the purchase of long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of September 30, 2013, the Company had non-cancelable commitments to purchase approximately $80.0 million of such inventory.
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
Intellectual Property Litigation

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Indemnification Obligations
Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals' reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of these claims. The cost to defend the Company and the named individuals could have a material adverse effect on its consolidated financial position, results of operations and cash flows in the future. Recovery of such costs under its directors and officers insurance coverage is uncertain. As of September 30, 2013, the Company had no outstanding indemnification claims.
9. Income Taxes
The Company recorded an income tax provision of $0.4 million and $0.6 million for the three months ended September 30, 2013 and September 30, 2012, respectively.
The income tax provisions for the three months ended September 30, 2013 and 2012 consisted primarily of taxes on foreign income and U.S. state income taxes. The income tax provisions for both fiscal years were calculated based on the results of operations for the three months ended September 30, 2013 and 2012, and may not reflect the annual effective rate.
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
The Company had $10.9 million of unrecognized tax benefits as of September 30, 2013. The future impact of the unrecognized tax benefit of $10.9 million, if recognized, is as follows: approximately $0.3 million would impact the effective tax rate, and approximately $10.6 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. It is reasonably possible that the amount of unrealized tax benefit could decrease by approximately $0.1 million during the next twelve months due to the expiration of the statute of limitations in certain foreign jurisdictions.
Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Condensed Consolidated Statements of Operations and were immaterial for both the three months ended September 30, 2013 and 2012. Accrued interest and penalties were $42,000 and $0.1 million as of September 30, 2013 and 2012, respectively.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In general, the Company's U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 2001 forward due to net operating losses and the Company's state income tax returns are subject to examination for fiscal years 2003 forward due to net operating losses.

10. Net Income Per Share
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

	Three Months Ended
	September 30, 2013	September 30, 2012
Net (loss) income	$(35)	$12,915
Weighted-average shares used in per share calculation – basic	94,062	94,738
Incremental shares using the treasury stock method:
Stock options	—	356
Restricted stock units	—	294
Employee Stock Purchase Plan	—	111
Weighted -average share used in per share calculation – diluted	94,062	95,499
Net income per share – basic	$0.00	$0.14
Net income per share – diluted	$0.00	$0.14
Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan. Weighted stock options outstanding with an exercise price higher than the Company's average stock price for the periods presented are excluded from the calculation of diluted net income per share since the effect of including them would have been anti-dilutive due to the net income position of the Company during the periods presented. For the three months ended September 30, 2013 and 2012, the Company excluded 6.8 million and 7.1 million outstanding weighted average stock options and awards, respectively, from the calculation of diluted earnings per common share because they would have been anti-dilutive.
11. Restructuring Charges
As part of the Company's on-going restructuring efforts, during the second quarter of fiscal year 2013, the Company initiated a plan to reduce its worldwide headcount by 13%, consolidate specific global administrative functions, and shift certain operating costs to lower cost regions, among other actions. Restructuring expense was $0.1 million in the three months ended September 30, 2013. Restructuring expense was not significant in the three months ended September 30, 2012.

The following table summarizes restructuring activities for the three months ended September 30, 2013:

	Termination Benefits (1)	Contract Termination	Other Cost	Total
Balance at June 30, 2013	$1,217	$—	$249	$1,466
Period charges	103	187	75	365
Period reversals	(283)	(7)	—	(290)
Period payments	(630)	(15)	(324)	(969)
Restructuring liabilities at September 30, 2013	$407	$165	$—	$572

(1) Termination benefits generally include severance, outplacement services and health insurance coverage.

12. Foreign Exchange Forward Contracts

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The Company records all derivatives on the balance sheet as Other Assets, Net at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. At September 30, 2013, these forward foreign currency contracts had a notional principal amount of $7.2 million and an immaterial unrealized loss on foreign exchange contracts. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses from operations were a $0.1 million loss for the three months ended September 30, 2013 and a $0.3 million loss for the three months ended September 30, 2012.

13. Disclosure about Segments of an Enterprise and Geographic Areas
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers with respect to the allocation of resources and performance.
The Company operates in one segment, the development and marketing of network infrastructure equipment. The Company conducts business globally and is managed geographically. Revenue is attributed to a geographical area based on the location of the customers. The Company operates in three geographical areas: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East and Africa; and APAC which includes Asia Pacific, South Asia, and Australia.
The Company attributes revenues to geographic regions primarily based on the customer's ship-to location. Information regarding geographic areas is as follows (in thousands):

	Three Months Ended
Net Revenues:	September 30, 2013	September 30, 2012
Americas:
United States	$25,389	$25,204
Other	6,301	9,779
Total Americas	31,690	34,983
EMEA	30,842	28,519
APAC	13,384	12,625
Total net revenues	$75,916	$76,127

Substantially all of the Company’s assets were attributable to North America operations at September 30, 2013 and June 30, 2013.

14. Subsequent Events
Acquisition of Enterasys Networks
On October 31, 2013, the Company consummated the previously announced acquisition from Enterprise Networks Holdings Inc., of all of the issued and outstanding capital stock of Enterasys Networks, Inc. (“Enterasys”), a privately held provider of wired and wireless network infrastructure and security solutions based in Salem, New Hampshire. The purchase price paid by the Company was $180 million in cash, consisting of cash on hand and borrowings under a new credit facility. We have agreed to reimburse the sellers on a dollar-for-dollar basis for any cash remaining in Enterasys at the closing. The purchase price is subject to customary post-closing purchase price adjustments. The purchase of Enterasys has been accounted for as a business combination under the acquisition method. Enterasys is now a wholly-owned subsidiary of the Company and the results of operations of Enterasys (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired will be included in the Company’s consolidated financial statements beginning in the second quarter of fiscal 2014.
Senior Secured Credit Agreement
On October 31, 2013, the Company entered into a $125 million senior secured credit facilities agreement consisting of a $65 million term loan facility (“Term loan”) and a revolving credit facility of $60 million (“Revolving facility”).  Both facilities mature on October 31, 2018.  The proceeds of the Term loan were used to pay a portion of the purchase price in the acquisition

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of all of the issued and outstanding capital stock of Enterasys. The company drew $35 million of the $60 million Revolving facility to pay fees and expenses incurred in connection with the acquisition and to provide ongoing working capital and for other general corporate purposes. Borrowings under the Term loan and Revolving facility bear interest, at the Company’s election, at a rate per annum equal to an agreed to applicable margin plus (a) the prime rate in effect on such day or (b) Libor. The credit facility contains standard events of default and financial covenants, including those that require the Company to maintain certain leverage and quick and fixed charge coverage ratios.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particularly, our expectations regarding market demands, customer requirements and the general economic environment, and future results of operations, and other statements that include words such as “may” “expect” or “believe” . These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Quarterly Report on Form 10-Q for the first quarter of fiscal 2014, our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; the timing of any recovery in the global economy; risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products; and our ability to receive the anticipated benefits of the acquisition of Enterasys.

Business Overview
We are a leading provider of network infrastructure equipment and services for enterprises, data centers, and service providers. We were incorporated in California in May 1996 and reincorporated in Delaware in March 1999. Our corporate headquarters are located in San Jose, California. We develop and sell network infrastructure equipment to our enterprise, data center and telecommunications service provider customers.
We conduct our sales and marketing activities on a worldwide basis through a distribution channel utilizing distributors, resellers and our field sales organization. We primarily sell our products through an ecosystem of channel partners who combine our Ethernet products with their offerings to create compelling information technology solutions for end user customers. We utilize our field sales organization to support our channel partners and to sell direct to end-user customers, including some large global accounts. Our customers include businesses, hospitals, universities, hotels, telecommunications companies and government agencies around the world.
We outsource the majority of our manufacturing and supply chain management operations as part of our strategy to maintain global manufacturing capabilities and to reduce our costs. We conduct quality assurance, manufacturing engineering, document control and test development at engineering facilities in San Jose, California, Research Triangle Park, North Carolina, and Chennai, India. This approach enables us to reduce fixed costs and to quickly respond to changes in market demand.
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

Results of Operations
During the first quarter of fiscal 2014, we achieved the following results:

•	Net revenues of $75.9 million compared to net revenues of $76.1 million in the first quarter of fiscal 2013.

•	Product revenues of $61.0 million compared to product revenues of $61.1 million in the first quarter of fiscal 2013.

•	Service revenues of $14.9 million compared to service revenues of $15.0 million in the first quarter of fiscal 2013.

•	Total gross margin of 58% of net revenues compared to total gross margin of 53% of net revenues in the first quarter of fiscal 2013.

•	Operating income of $0.4 million compared to operating income of $13.6 million in the first quarter of fiscal 2013.

•	Net loss of $35,000 compared to net income of $12.9 million in the first quarter of fiscal 2013.

•
Cash flow provided by operating activities of $1.9 million in the three months ended September 30, 2013 compared to cash flow provided by operating activities of $7.1 million in the three months ended September 30, 2012.

•
Cash and cash equivalents, short-term investments and marketable securities decreased by $6.2 million to $199.4 million as of September 30, 2013 from $205.6 million as of June 30, 2013, primarily due to cash used by operating and investing activities.

We operate in three regions: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East, and Africa; and APAC which includes Asia Pacific, South Asia, and Australia. The following table presents the total net revenue geographically for the three months ended September 30, 2013 and September 30, 2012, respectively (dollars in thousands):

	Three Months Ended
Net Revenues	September 30, 2013	September 30, 2012	$ Change	% Change
Americas:
United States	$25,389	$25,204	$185	0.7%
Other	6,301	9,779	(3,478)	(35.6)%
Total Americas	31,690	34,983	(3,293)	(9.4)%
Percentage of net revenue	42.0%	46.0%
EMEA	30,842	28,519	2,323	8.1%
Percentage of net revenue	40.6%	37.5%
APAC	13,384	12,625	759	6.0%
Percentage of net revenue	17.6%	16.6%
Total net revenues	$75,916	$76,127	$(211)	(0.3)%
Net Revenues
The following table presents net product and service revenue for the three months ended September 30, 2013 and September 30, 2012, respectively (dollars in thousands):

	Three Months Ended
	September 30, 2013	September 30, 2012	$ Change	% Change
Net Revenues:
Product	$61,045	$61,119	$(74)	(0.1)%
Percentage of net revenue	80.4%	80.3%
Service	14,871	15,008	(137)	(0.9)%
Percentage of net revenue	19.6%	19.7%
Total net revenues	$75,916	$76,127	$(211)	(0.3)%

Product revenue was flat in the first quarter of fiscal 2014 compared to the corresponding period of fiscal 2013. In the three months ending September 30, 2013, we experienced weaker than expected demand from our enterprise customers in the Americas region which was offset by increased demand from our public sector and strategic customers and distributors in the EMEA region.
Service revenue was flat in the first quarter of fiscal 2014 compared to the corresponding period of fiscal 2013.
Cost of Revenue and Gross Profit
The following table presents the gross profit on product and service revenue and the gross profit percentage of product and service revenue for the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended
	September 30, 2013	September 30, 2012	$ Change	% Change
Gross profit:
Product	$33,529	$30,643	$2,886	9.4%
Percentage of product revenue	54.9%	50.1%
Service	10,178	9,332	846	9.1%
Percentage of service revenue	68.4%	62.2%
Total gross profit	$43,707	$39,975	$3,732	9.3%
Percentage of net revenue	57.6%	52.5%

Cost of product revenue includes costs of materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans, and document control. We outsource substantially all of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, document control and distribution in San Jose, California, China, and Taiwan. Accordingly, a significant portion of our cost of product revenue consists of payments to our primary contract manufacturer located in Hsinchu, Taiwan. In addition, we OEM our wireless product line from Motorola.
Product gross margin increased to 54.9% from 50.1% in the first quarter of fiscal 2014 compared to the corresponding periods of fiscal 2013. The increase in product gross margin for the first quarter of fiscal 2014 was primarily due to favorable product mix and lower excess and obsolete inventory charges as compared to first quarter of fiscal 2013.
Our cost of service revenue consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross margin increased to 68.4% from 62.2% in the first quarter of fiscal 2014. The increase in service gross margin was primarily due to lower labor costs from our cost reduction initiatives.
Operating Expenses
The following table presents operating expenses and operating income (in thousands, except percentages):

	Three Months Ended
	September 30, 2013	September 30, 2012	$ Change	% Change
Research and development	$9,937	$10,566	$(629)	(6.0)%
Sales and marketing	22,694	22,027	667	3.0%
General and administrative	6,934	5,357	1,577	29.4%
Acquisition-related costs	3,695	—	3,695	100.0%
Restructuring charge, net of reversals	75	(10)	85	850.0%
Gain on sale of campus	—	(11,537)	11,537	(100.0)%
Total operating expenses	$43,335	$26,403	$16,932	64.1%
Operating income	$372	$13,572	$(13,200)	(97.3)%

The following table highlights our operating expenses and operating income as a percentage of net revenues:

	Three Months Ended
	September 30, 2013	September 30, 2012
Research and development	13.1%	13.9%
Sales and marketing	29.9%	28.9%
General and administrative	9.1%	7.0%
Acquisition-related costs	4.9%	—%
Restructuring charge, net of reversals	0.1%	—%
Gain on sale of campus	—%	(15.2)%
Total operating expenses	57.1%	34.6%
Operating income	0.5%	17.8%
Research and Development Expenses
Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products.
Research and development expenses decreased by $0.6 million, or 6.0% in the first quarter of fiscal 2014 compared to the corresponding period of fiscal 2013. The decrease in research and development expenses primarily resulted from lower personnel costs from our cost reduction initiatives.
Sales and Marketing Expenses
Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses.
Sales and marketing expenses increased by $0.7 million, or 3.0% in the first quarter of fiscal 2014, compared to the corresponding periods of fiscal 2013. The increase in sales and marketing expenses was primarily due to increased spending on sales and marketing programs.
General and Administrative Expenses
General and administrative expenses increased by $1.6 million, or 29.4% in the first quarter of fiscal 2014, compared to the corresponding periods of fiscal 2013. The increase in general and administrative expenses during the three months ending September 30, 2013, compared to the corresponding period of fiscal 2013, was primarily due to higher rent and facilities expense of $0.9 million, higher bad debt expense, and higher travel costs in the first quarter of fiscal 2014. The Company completed the sale of its former corporate campus during first quarter of fiscal 2013.
Acquisition-related Costs
During the first quarter of fiscal 2014, we announced that we had entered into a stock purchase agreement with Enterprise Networks Holdings Inc. to acquire all of the issued and outstanding capital stock of Enterasys Networks Inc. We incurred $3.7 million of acquisition-related costs during the quarter ended September 30, 2013.
Restructuring Charge, Net of Reversals
Restructuring charges increased by $0.1 million in the first quarter of fiscal 2014 compared to the corresponding period of fiscal 2013.  During the second quarter of fiscal 2013, we initiated a plan to reduce our worldwide headcount by 13%, consolidate specific global administrative functions, and shift certain operating costs to lower cost regions, among other actions. The Company has substantially expensed all of the costs associated with this initiative. As of September 30, 2013, we had restructuring liabilities of $0.6 million, which we anticipate paying by the end of fiscal 2015.
Gain on Campus Sale
During the first quarter of fiscal 2013, we completed the sale of our corporate campus and accompanying 16 acres of land in Santa Clara, California for net cash proceeds of approximately $44.7 million. We realized a gain of approximately $11.5 million in connection with this transaction.

Other Expense, Net
Other expense, net decreased by $0.1 million in the first quarter of fiscal 2014, compared to the corresponding period of fiscal 2013.  The change in other expense, net in the first quarter of fiscal 2014, as compared to the same period in fiscal 2013, was primarily due to gains from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. dollars offsetting other than temporary impairment loss of $148,000, recorded in the first quarter of fiscal 2014.
Provision for Income Taxes
We recorded an income tax provision of $0.4 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively. The income tax provision for the first quarter of fiscal 2014 consisted primarily of taxes on foreign income and U.S state income taxes. The income tax provision for the first quarter of fiscal 2013 consisted primarily of taxes on foreign income and U.S. state income taxes. The income tax provisions for both quarters were calculated based on the results of operations for the three months ended September 30, 2013 and 2012, and may not reflect the annual effective rate.
We have provided a full valuation allowance against all of our U.S. federal and state deferred tax assets, and no valuation allowance against any of our non-U.S. deferred tax assets. The valuation allowance is determined by assessing both negative and positive evidence to determine whether it is more likely than not that the deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Our inconsistent earnings in recent periods, coupled with our inability to forecast greater than one quarter in advance and the cyclical nature of our business represent sufficient negative evidence to require a full valuation allowance against our U.S. federal and state net deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results and the economic environment have sufficiently improved to support realization of our deferred tax assets.

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
As discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2013, we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

•	Revenue Recognition

•	Inventory Valuation

•	Long Lived Assets

•	Allowance for Doubtful Accounts

•	Deferred Tax Valuation Allowance

•	Accounting for Uncertainty in Income Taxes

•	Share-Based Compensation

•	Legal Contingencies

•	Restructuring Costs
There have been no changes to our critical accounting policies since the filing of our last Annual Report on Form 10-K.

New Accounting Pronouncements
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

Liquidity and Capital Resources
The following summarizes information regarding our cash, investments, and working capital (in thousands):

	September 30, 2013	June 30, 2013
Cash and cash equivalent	$103,008	$95,803
Short-term investments	96,427	43,034
Marketable securities	—	66,776
Total cash and investments	$199,435	$205,613
Working capital	$170,027	$96,279

As of September 30, 2013, our principal sources of liquidity consisted of cash, cash equivalents and investments of $199.4 million and net accounts receivable of $39.3 million. As of September 30, 2013, we intend to sell our investments in the near term. We have classified all of our investments as short term investments as of September 30, 2013 even though the stated maturity date may be greater than one year at the balance sheet date. Historically, our principal uses of cash have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development, marketing of our products and purchases of property and equipment and repurchases of our common stock. We believe that our $199.4 million of cash and cash equivalents and investments at September 30, 2013 will be sufficient to fund our operating requirements, stock repurchase program, and restructuring expenses for at least the next 12 months as well as for partial payment of the purchase price for the Enterasys acquisition.
The Company has entered into a senior secured credit facility agreement of $125 million to partially pay the purchase price in the acquisition of Enterasys as well as to pay fees and expenses incurred in connection with the acquisition and to provide ongoing working capital and for other general corporate purposes.
Key Components of Cash Flows and Liquidity
A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Three Months Ended
	September 30, 2013	September 30, 2012
Net cash provided by operating activities	$1,925	$7,052
Net cash provided by investing activities	$3,254	$34,031
Net cash provided by financing activities	$1,799	$593
Foreign currency effect on cash	$227	$440
Net increase in cash and cash equivalents	$7,205	$42,116
Net Cash Provided by Operating Activities
Cash flows from operations decreased by $5.1 million in the three months ending September 30, 2013 compared to the corresponding period of fiscal 2013, primarily due to the increase in inventory balance due to timing of inventory receipts to bring the inventory levels in line with the near term demand and an increase in accounts payable balance due to the timing of payments.
Net Cash Provided by Investing Activities
Cash flow provided by investing activities in the three months ending September 30, 2013 was $3.3 million, comprised of proceeds of $13.1 million from the maturities of investments, offset by $9.8 million used to purchase property and equipment.
Net Cash Provided by Financing Activities

Cash flow provided by financing activities in the three months ending September 30, 2013 was $1.8 million, comprised of proceeds from the exercise of stock options and purchases of shares of our common stock under the ESPP, net of taxes paid on vested and released stock awards.
Contractual Obligations
The following summarizes our contractual obligations at September 30, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Non-cancellable inventory purchase commitments	$79,964	$79,964	$—	$—	$—
Non-cancellable operating lease obligations	34,066	3,301	10,069	7,811	12,885
Other liabilities	3,896	390	775	700	2,031
Total contractual cash obligations	$117,926	$83,655	$10,844	$8,511	$14,916

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $80.0 million as of September 30, 2013, an increase of $29.9 million from $50.1 million as of June 30, 2013. We expect to honor the inventory purchase commitments within the next 12 months.
Non-cancelable operating lease obligations represent base rents and operating expense obligations to landlords for facilities we occupy at various locations.
Other liabilities include the Company's commitments towards specific arrangements other than inventory.
The amounts in the table above exclude $0.3 million of income tax liabilities related to uncertain tax positions as we are unable to reasonably estimate the timing of settlement.
We did not have any material commitments for capital expenditures as of September 30, 2013.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2013.

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
The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 30, 2013. This table does not include money market funds because those funds are generally not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
September 30, 2013
Included in short-term investments	$10,123	$19,635	$66,669	$96,427	$96,427
Weighted average interest rate	0.44%	0.67%	0.77%

As of September 30, 2013, we intend to sell our investments in the near term. We have classified all of our investments as short term investments as of September 30, 2013 even though the stated maturity date may be greater than one year at the balance sheet date.
The following tables present hypothetical changes in fair value of the financial instruments held at September 30, 2013 that are sensitive to changes in interest rates:

Unrealized gain given a decrease in interest rate of X bps		Fair value as of	Unrealized loss given an increase in interest rate of X bps
(100 bps)	(50 bps)	September 30, 2013	100 bps	50 bps
(In thousands)
$1,287	$641	$164,581	$(1,266)	$(634)

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
Foreign Exchange Forward Contracts
We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense), net. We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. At September 30, 2013, these forward foreign currency contracts had a notional principal amount of $7.2 million and an immaterial unrealized loss on foreign exchange contracts. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses from operations were a $0.1 million loss for the three months ended September 30, 2013 and a $0.3 million loss for the three months ended September 30, 2012.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For information regarding litigation matters that we deem significant, refer to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 and Note 8 to our Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report which are incorporated herein by reference.

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

We may fail to realize the anticipated benefits of the acquisition of Enterasys.

The success of the acquisition of Enterasys will depend on, among other things, our ability to combine the businesses of Extreme and Enterasys in a manner that does not materially disrupt existing relationships and that allows us to achieve anticipated operational synergies. We will face significant challenges in combining Enterasys's operations into our operations in a timely and efficient manner. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in us not achieving the anticipated benefits of the acquisition.

We have made certain assumptions relating to the acquisition in our forecasts that may prove to be materially inaccurate.

We have made certain assumptions relating to the forecast level of cost savings, synergies and associated costs of the acquisition of Enterasys. Our assumptions relating to the forecast level of cost savings, synergies and associated costs of the acquisition may be inaccurate based on the information available to us, including as the result of the failure to realize the expected benefits of the acquisition, higher than expected transaction and integration costs, including our ability to service new debt, as well as general economic and business conditions that may adversely affect the combined company following the completion of the acquisition.

The combination of our business with the Enterasys business will require significant management attention, and we expect to incur significant costs because of integration challenges.

The combined company will be required to devote significant management attention and other resources to integrating the two businesses. We may not successfully complete the integration of our operations in a timely manner and may experience disruptions in relationships with customers, suppliers and employees as a result.

Through September 30, 2013, we have incurred transaction costs in connection with the Enterasys acquisition of approximately $3.7 million. We expect to incur additional costs integrating the companies’ operations, product offerings, and personnel, which cannot be estimated accurately at this time. Although we expect that the realization of efficiencies related to the integration of the business will offset incremental transaction, integration and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved. If the total costs of the integration exceed the anticipated benefits of the acquisition, our results of operations could be adversely affected.
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
Our credit facilities impose financial and operating restrictions on us.
Our debt instruments impose, and the terms of any future debt may impose, operating and other restrictions on us. These restrictions could affect, and in many respects limit or prohibit, among other items, our ability to:

•	incur additional indebtedness;

•	create liens;

•	make investments;

•	enter into transactions with affiliates;

•	sell assets;

•	guarantee indebtedness;

•	declare or pay dividends or other distributions to stockholders;

•	repurchase equity interests;

•	change the nature of our business;

•	enter into swap agreements;

•	issue or sell capital stock of certain of our subsidiaries; and

•	consolidate, merge, or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis.
The agreements governing our credit facilities also require us to achieve and maintain compliance with specified financial ratios.

A breach of any of these restrictive covenants or the inability to comply with the required financial ratios could result in a default under our debt instruments. If any such default occurs, the lenders under our credit agreement may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. The lenders under our credit agreement also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under our credit agreement will have the right to proceed against the collateral granted to them to secure the debt. If the debt under our credit agreement were to be accelerated, we cannot give assurance that this collateral would be sufficient to repay our debt.

If we fail to meet our payment or other obligations under our credit agreement, the lenders under such credit agreement could foreclose on, and acquire control of, substantially all of our assets.

Our credit agreement is jointly and severally guaranteed by us and certain of our subsidiaries. Borrowings under our credit facilities are secured by liens on substantially all our assets, including the capital stock of certain of our subsidiaries, and the assets of our subsidiaries that are loan party guarantors. If we are unable to repay outstanding borrowings when due, the lenders under our credit agreement will have the right to proceed against this pledged capital stock and take control of substantially all of our assets.
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
We have undertaken restructuring efforts within the last year to streamline operations and reduce operating expenses. Our ability to achieve the anticipated cost savings and other benefits from our restructuring efforts within expected time frames is subject to many estimates and assumptions, and may vary materially based on factors such as market conditions and the effect of our restructuring efforts on our work force. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated positive impacts to future financial results from our current or future restructuring efforts. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings expected from such restructurings, and our business and results of operations could be adversely affected.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We currently have authority granted by our Board of Directors to repurchase up to $75 million in common stock over a three year period starting October 1, 2012. For the three month period ended September 30, 2013, the Company did not repurchase any shares of its common stock.

Item 3.	Defaults Upon Senior Securities - Not applicable

Item 4.	Mine Safety Disclosure - Not Applicable

Item 5.	Other Information

Item 6.	Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

10.1	Offer Letter between Extreme Networks, Inc. and Ed Carney.	8-K	7/29/2013	10.1

10.2	Release of Claims, dated August 20, 2013, between Extreme Networks, Inc. and David Ginsburg.	8-K	8/23/2013	10.1

2.1	Stock Purchase Agreement, dated September 12, 2013, between Extreme Networks, Inc. and Enterprise Networks Holdings, Inc.	8-K	9/13/2013	2.1

31.1	Section 302 Certification of Chief Executive Officer				X

31.2	Section 302 Certification of Chief Financial Officer				X

32.1	Section 906 Certification of Chief Executive Officer				X

32.2	Section 906 Certification of Chief Financial Officer				X

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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
November 4, 2013