Form 10-Q
period 2013-12-31
EXTREME NETWORKS INC
filed 2014-02-06
CIK 1078271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 ___________________________
Form 10-Q
 ___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at January 24, 2014 was 95,867,420.

EXTREME NETWORKS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED DECEMBER 31, 2013

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$68,304	$95,803
Short-term investments	43,713	43,034
Accounts receivable, net of allowances of $1,627 at December 31, 2013 and $1,252 at June 30, 2013	94,337	47,642
Inventories	62,935	16,167
Deferred income taxes	863	386
Prepaid expenses and other current assets	15,273	5,749
Total current assets	285,425	208,781
Property and equipment, net	49,416	23,644
Marketable securities	—	66,776
Intangible assets, net	109,146	4,243
Goodwill	57,922	—
Other assets	15,546	7,980
Total assets	$517,455	$311,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,063	$—
Accounts payable	54,422	27,163
Accrued compensation and benefits	26,557	13,503
Restructuring liabilities	709	1,466
Accrued warranty	4,618	3,296
Deferred revenue, net	71,435	33,184
Deferred distributors revenue, net of cost of sales to distributors	22,184	17,388
Other accrued liabilities	25,701	16,502
Total current liabilities	209,689	112,502
Deferred revenue, less current portion	18,335	8,270
Long-term debt, less current portion	95,125	—
Other long-term liabilities	9,913	1,507
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 95,703,626 shares issued and outstanding at December 31, 2013 and 93,626,150 shares issued and outstanding at June 30, 2013	94	94
Additional paid-in-capital	831,167	821,331
Accumulated other comprehensive income (loss)	57	(1,377)
Accumulated deficit	(646,925)	(630,903)
Total stockholders’ equity	184,393	189,145
Total liabilities and stockholders’ equity	$517,455	$311,424
See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Net revenues:
Product	$119,065	$60,259	$180,109	$121,378
Service	27,518	15,292	42,389	30,300
Total net revenues	146,583	75,551	222,498	151,678
Cost of revenues:
Product	66,893	29,377	94,409	59,853
Service	9,845	5,435	14,538	11,111
Total cost of revenues	76,738	34,812	108,947	70,964
Gross profit:
Product	52,172	30,882	85,700	61,525
Service	17,673	9,857	27,851	19,189
Total gross profit	69,845	40,739	113,551	80,714
Operating expenses:
Research and development	18,896	11,007	28,832	21,573
Sales and marketing	40,636	22,093	63,330	44,120
General and administrative	11,189	6,644	18,125	12,003
Acquisition and integration costs	8,688	—	12,382	—
Restructuring charge, net of reversals	430	5,176	505	5,167
Amortization of intangibles	3,778	—	3,778	—
Litigation settlement	—	(421)	—	(421)
Gain on sale of facilities	—	—	—	(11,539)
Total operating expenses	83,617	44,499	126,952	70,903
Operating (loss) income	(13,772)	(3,760)	(13,401)	9,811
Interest income	172	261	447	531
Interest expense	(524)	(1)	(524)	(1)
Other expense, net	(937)	(300)	(1,192)	(649)
(Loss) income before income taxes	(15,061)	(3,800)	(14,670)	9,692
Provision for income taxes	925	406	1,352	983
Net (loss) income	$(15,986)	$(4,206)	$(16,022)	$8,709
Basic and diluted net (loss) income per share:
Net (loss) income per share – basic	$(0.17)	$(0.04)	$(0.17)	$0.09
Net (loss) income per share – diluted	$(0.17)	$(0.04)	$(0.17)	$0.09
Shares used in per share calculation – basic	95,216	94,501	94,639	94,619
Shares used in per share calculation – diluted	95,216	94,501	94,639	95,514
 See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Net (loss) income:	$(15,986)	$(4,206)	$(16,022)	$8,709
Other comprehensive income, net of tax:
Available for sale securities:
Change in unrealized gains (losses) on available for sale securities	(52)	(164)	233	138
Reclassification of adjustment for realized net gains on available for sale securities included in net (loss) income	—	—	148	—
Net change in unrealized gains (losses) on available for sale securities	(52)	(164)	381	138
Change in net foreign currency translation adjustment	952	(61)	1,053	780
Other comprehensive income (loss)	900	(225)	1,434	918
Total comprehensive (loss) income	$(15,086)	$(4,431)	$(14,588)	$9,627
 See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net (loss) income	$(16,022)	$8,709
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	4,143	2,292
Amortization of intangible assets	6,997	801
Provision for doubtful accounts	375	49
Stock-based compensation	5,033	3,784
(Gain) loss on disposition of long lived assets, net	238	(11,451)
Other non-cash charges	1,171	762
Changes in operating assets and liabilities, net
Accounts receivable	(21,370)	(1,466)
Inventories	(13,105)	8,743
Prepaid expenses and other assets	2,473	1,255
Accounts payable	12,881	(8,096)
Accrued compensation and benefits	(639)	(2,241)
Restructuring liabilities	(756)	4,569
Deferred revenue	14,511	(1,668)
Other current and long term liabilities	(799)	2,035
Net cash (used in) provided by operating activities	(4,869)	8,077
Cash flows from investing activities:
Capital expenditures	(12,562)	(3,026)
Acquisition, net of cash acquired	(180,000)	—
Purchases of investments	(9,045)	(25,886)
Proceeds from maturities of investments and marketable securities	20,062	9,322
Proceeds from sales of investments and marketable securities	54,578	8,447
Purchases of intangible assets	—	(335)
Proceeds from sales of facilities	—	42,659
Net cash (used in) provided by investing activities	(126,967)	31,181
Cash flows from financing activities:
Draw on Revolving Facility	35,000	—
Issuance of Term Loan	65,000	—
Repayment of debt	(813)	—
Proceeds from issuance of common stock	4,803	1,614
Repurchase of common stock	—	(6,171)
Net cash provided by (used in) financing activities	103,990	(4,557)

Foreign currency effect on cash	347	469

Net (decrease) increase in cash and cash equivalents	(27,499)	35,170

Cash and cash equivalents at beginning of period	95,803	54,596
Cash and cash equivalents at end of period	$68,304	$89,766
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
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at December 31, 2013. The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for fiscal 2014 or any future periods.
On October 31, 2013, the Company completed the acquisition of Enterasys Networks, Inc., a Delaware corporation ("Enterasys"), whereby Enterasys became a wholly-owned subsidiary of the Company (see Note 4: "Business Combinations" for further discussion). The results of operations of Enterasys are included in the consolidated results of operations beginning October 31, 2013.

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
In accordance with the software revenue recognition accounting standard, the Company continues to recognize revenue for software using the residual method for its sale of standalone software products and other software that is not essential to the functionality of the hardware with which it is sold. After allocation of the relative selling price to each element of the arrangement, the Company recognizes revenue in accordance with the Company's policies for product, software, and service revenue recognition.

Business Combinations
The Company applies the acquisition method of accounting for business combinations, including its acquisition of Enterasys Networks, Inc. on October 31, 2013. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the completion of transaction. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, intangibles and other asset lives, among other items. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. As a result, the Company may have been required to value the acquired assets at fair value measures that do not reflect its intended use of those assets. Use of different estimates and judgments could yield different results. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill. Although the Company believes the assumptions and estimates it has made are reasonable and appropriate, they are based in part on historical experience and information that may be obtained from the management of the acquired company and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company's consolidated statements of operations.
Goodwill
Goodwill is assessed for impairment annually or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill is tested for impairment at the reporting unit level at the beginning of fourth quarter of the fiscal year and at least annually thereafter. To test goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, the Company will then perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Under the two-step goodwill impairment test, the Company would, in the first step, compare the estimated fair value of a reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step in which the Company determines the implied value of goodwill based on the allocation of the estimated fair value determined in the initial step to all assets and liabilities of the reporting unit.
Long-Lived Assets
Long-lived assets include property and equipment, and service inventory. Property and equipment assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of these assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets or asset groups. The Company reduces the carrying value of service inventory to net realizable value based on excess and obsolete inventories which are primarily determined by age of inventory and future demand forecasts.

Intangible Assets

Intangibles assets are reviewed for impairment annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. License agreements are presented at cost, net of accumulated amortization and are amortized over their estimated useful life. The in-process research and development efforts will be monitored regularly for completion and once they are completed, the Company will determine whether the asset will continue to be an indefinite lived asset or it has become a finite lived asset and apply the appropriate accounting accordingly. The Company determines that our in-process research and development project is complete when all material research and development costs have been incurred and no significant risks remain. The Company  reviews the carrying value of indefinite-lived intangible assets for impairment at least annually during the last quarter of our fiscal year, or more frequently if we believe indicators of impairment exist.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Recently Issued Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). This ASU provides guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. The ASU generally provides that an entity's unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. The Company intends to adopt this standard prospectively in the first quarter of its fiscal year ending June 30, 2015. The Company does not believe this updated standard will have a material impact on its consolidated financial statements.
4. Business combinations

On October 31, 2013 (the “Acquisition Date”), the Company completed the acquisition of Enterasys, a privately held provider of wired and wireless network infrastructure and security solutions, for $180.0 million, net of cash acquired.  The purchase price consideration is provisional as it is still pending post close adjustments as defined in the Stock Purchase Agreement (the "Agreement") signed by the Company and Enterprise Networks Holdings, Inc. on September 12, 2013. The Company also assumed outstanding options and restricted stock units of Enterasys at the Acquisition Date, all of which were unvested.

The acquisition has been accounted for using the acquisition method of accounting.  The provisional purchase price has been allocated on a preliminary basis to tangible and intangible assets acquired and liabilities assumed.  The final purchase price allocation is pending the finalization of valuations, which may result in an adjustment to the preliminary purchase price allocation. Also, additional information which existed as of the acquisition date but was unknown to the Company at that time, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date, and may result in a change in the purchase price allocation.  While management believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill.

Also, on October 31, 2013, the Company entered into a $125 million senior secured credit facilities agreement consisting of a $65 million term loan facility (“Term Loan”) and a revolving credit facility of $60 million (“Revolving Facility”).  Both facilities mature on October 31, 2018.  The Company drew $35 million of the $60 million Revolving Facility and used the proceeds from the Term Loan to pay a portion of the purchase price in the acquisition of all of the issued and outstanding capital stock of Enterasys.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated purchase price has been allocated to Enterasys’ tangible and identifiable intangible assets acquired and liabilities assumed on a preliminary basis as follows (in thousands):

Amount
Cash	$4,969
Receivables	25,699
Inventory	33,662
Other current assets	8,888
Property and equipment	23,122
Identifiable intangible assets	108,900
In-process research and development	3,000
Deferred tax assets	9
Other assets	7,343
Goodwill	57,922
Current liabilities	(75,394)
Other long term liabilities	(13,151)
Total purchase price allocation	$184,969
Less: Cash acquired from acquisition	(4,969)
Total purchase price consideration, net of cash acquired	$180,000

The estimated purchase price has been allocated based on the preliminary estimates of the fair value of assets acquired and liabilities assumed as of the acquisition date. The Company also continues to analyze the tax implications of the acquisition of Enterasys which may ultimately impact the overall level of goodwill associated with the acquisition.
The following table presents details of the preliminary identifiable intangible assets acquired as part of the acquisition (in thousands):

Intangible Assets	Estimated Useful Life (in years)	Amount
Developed technology	3	$45,000
Customer relationships	3	37,000
Maintenance contracts	5	17,000
Trademarks	3	2,500
Order backlog	1.5	7,400
Total identifiable intangible assets		$108,900

The amortization for the developed technology is recorded in “Cost of revenues” for product and the amortization for the remaining intangibles is recorded in “Amortization of intangibles” on the condensed consolidated statement of operations. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Enterasys. The Company anticipates both the goodwill and intangible assets to be fully deductible for tax purposes.

The Company also has an indefinite lived asset of $3.0 million which represents the fair value of in-process research and development activities.  Once the related research and development efforts are completed, the Company will determine whether the asset will continue to be an indefinite lived asset or it has become a finite lived asset and apply the appropriate accounting accordingly.

The results of operations of Enterasys are included in the consolidated results of operations beginning October 31, 2013. For the six months ended December 31, 2013, $70.1 million of revenue and $1.2 million of operating income from Enterasys is included in the consolidated statement of operations. The Company incurred $5.8 million acquisition-related expenses of which $2.1 million was incurred in the three months ended December 31, 2013. Such acquisition-related costs are included in "Acquisition-integration expenses" on the condensed consolidated statement of operations. The costs, which the Company expensed as incurred, consist primarily of professional fees payable to financial and legal advisors.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma financial information

The following unaudited pro forma results of operations are presented as though the acquisition of Enterasys had occurred as of the beginning of the earliest period presented after giving effect to purchase accounting adjustments relating to inventories, deferred revenue, stock-based compensation for the options and restricted stock units assumed, depreciation and amortization on acquired property and equipment and intangibles, interest income and expense and related tax effects. The pro forma results of operations do not reflect the impact of non-recurring charges that have resulted from or in connection with the acquisition including acquisition and integration expenses incurred in connection with the acquisition. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the acquisition been consummated as of the earliest period presented, nor are they necessarily indicative of future operating results.

The unaudited pro forma financial information for the three months ended December 31, 2013 combines the results for the Extreme for the three months ended December 31, 2013, which include the results of Enterasys subsequent to the acquisition date, and the historical results for Enterasys for the month ended October 31, 2013. The unaudited pro forma financial information for the six months ended December 31, 2013 combines the results for Extreme for the six months ended December 31, 2013, which include the results of Enterasys subsequent to the acquisition date, and the historical results for Enterasys for the three months ended September 30, 2013 and the month ended October 31, 2013. The unaudited pro forma financial information for the three and six months ended December 31, 2012 combines the historical results for Extreme for those periods, with the historical results for Enterasys for the three and six months ended December 31, 2012. The following table summarizes the pro forma financial information (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Net revenues	$159,944	$158,258	$321,837	$327,599
Net loss	$(55,090)	$(15,196)	$(51,682)	$(14,833)
Net loss per share – basic and diluted	$(0.57)	$(0.16)	$(0.54)	$(0.16)

5. Balance Sheet Accounts
Cash, Cash Equivalents, Short-Term Investments and Marketable Securities
Summary of Cash and Available-for-Sale Securities (in thousands)

	December 31, 2013	June 30, 2013
Cash	$50,395	$41,518

Cash equivalents	$17,909	$54,285
Short-term investments	43,713	43,034
Marketable securities	—	66,776
Total available-for-sale	$61,622	$164,095

Total cash, cash equivalents and available for sale securities	$112,017	$205,613

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available-for-Sale Securities
The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
December 31, 2013
Money market funds	$17,909	$17,909	$—	$—
U.S. corporate debt securities	43,600	43,713	113	—
	$61,509	$61,622	$113	$—
Classified as:
Cash equivalents	$17,909	$17,909	$—	$—
Short-term investments	43,600	43,713	113	—
	$61,509	$61,622	$113	$—
June 30, 2013
Money market funds	$54,285	$54,285	$—	$—
U.S. corporate debt securities	110,078	109,810	126	(394)
	$164,363	$164,095	$126	$(394)
Classified as:
Cash equivalents	$54,285	$54,285	$—	$—
Short-term investments	42,994	43,034	44	(4)
Marketable securities	67,084	66,776	82	(390)
	$164,363	$164,095	$126	$(394)

The amortized cost and estimated fair value of available-for-sale investments in debt securities at December 31, 2013, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$43,600	$43,713
Total investments in available for sale debt securities	$43,600	$43,713
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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash flows. The remaining difference between the debt instrument's fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income.

The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income (loss) into earnings using the specific identification method. As of December 31, 2013, five out of twenty-five investment securities had unrealized losses. Such unrealized losses in total were immaterial for the three and six months ended December 31, 2013. The Company recorded an other than temporary impairment loss of $148,000 during the six months ended December 31, 2013.
Long-Lived Assets
On September 11, 2012, the Company completed the sale of its corporate campus and accompanying 16 acres of land in Santa Clara, California for net cash proceeds of approximately $44.7 million and realized a gain of approximately $11.5 million.
Goodwill and Intangibles

As part of the acquisition of Enterasys, the Company assumed $57.9 million in goodwill which has been allocated to the Company's only reportable segment, the development and marketing of network infrastructure equipment.

The following tables present details of the Company’s intangible assets (in thousands):

December 31, 2013	Weighted average remaining amortization period	Gross	Accumulated amortization	Net
Intangible assets with finite lives:
Developed technology	2.7 years	$45,000	$2,694	$42,306
Customer relationships	2.8 years	37,000	2,056	34,944
Maintenance contracts	4.8 years	17,000	567	16,433
Trademarks	2.8 years	2,500	139	2,361
Order backlog	1.2 years	7,400	1,017	6,383
Patents	6.2 years	1,800	918	882
License agreements	10.7 years	10,447	7,801	2,646
Other intangibles	1.7 years	659	468	191
Total intangible assets with finite lives		121,806	15,660	106,146
In-process research and development, with indefinite life		3,000	—	3,000
Total		$124,806	$15,660	$109,146

June 30, 2013	Weighted average remaining amortization period	Gross	Accumulated amortization	Net
Intangible assets with finite lives:
Patents	6.7 years	$1,800	$846	$954
License agreements	10.3 years	10,447	7,407	3,040
Other intangibles	2.3 years	659	410	249
Total intangible assets with finite lives		12,906	8,663	4,243

Amortization expense was $6.7 million and $7.0 million respectively, for the three and six months ended December 31, 2013. Amortization expense was $0.4 million and $0.8 million respectively, for the three and six months ended December 31, 2012. Of the total amount recognized, $2.9 million and $3.2 million for the three and six months ended December 31, 2013 and $0.4 million and $0.8 million respectively for the three and six months ended December 31, 2012, is included in "Cost of revenues for products" on the condensed consolidated statements of operations, while the remainder of the amortization expense is included in "Amortization of intangibles" on the condensed consolidated statement of operations. The amortization

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense for developed technology, patents, license agreements and other intangibles is recognized in "Cost of revenues for products" on the condensed consolidated statement of operations. The estimated future amortization expense for finite lived intangibles to be recorded for each of the next five years is as follows (in thousands):

Fiscal year	Amount
2014 (remaining 6 months)	$19,881
2015	36,248
2016	31,287
2017	12,379
2018	3,682
Thereafter	2,669
Total	$106,146
Deferred Revenue, Net
Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenue when the revenue recognition criteria have not been met. The following table summarizes deferred revenue, net at December 31, 2013 and June 30, 2013, respectively (in thousands):

	December 31, 2013	June 30, 2013
Deferred services	$81,485	$38,003
Deferred product and other revenue	8,285	3,451
Total deferred revenue	89,770	41,454
Less: current portion	71,435	33,184
Non-current deferred revenue, net	$18,335	$8,270

The Company offers for sale to its customers renewable support arrangements, including extended warranty contracts, that range from one to five years. Deferred support revenue is included within deferred revenue, net within the Services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Balance beginning of period	$37,091	$35,661	$38,003	$37,461
Assumed from acquisition	35,879	—	35,879	—
New support arrangements	33,146	14,776	46,489	27,313
Recognition of support revenue	(24,631)	(14,640)	(38,886)	(28,977)
Balance end of period	81,485	35,797	81,485	35,797
Less: current portion	63,150	27,664	63,150	27,664
Non-current deferred revenue	$18,335	$8,133	$18,335	$8,133

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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The following table summarizes deferred distributors revenue, net of cost of sales to distributors at December 31, 2013 and June 30, 2013, respectively (in thousands):

	December 31, 2013	June 30, 2013
Deferred distributors revenue	$28,943	$22,411
Deferred cost of sales to distributors	(6,759)	(5,023)
Deferred distributors revenue, net of cost of sales to distributors	$22,184	$17,388

Debt
The Company's debt is comprised of the following:

December 31, 2013
Current portion of long-term debt
Term Loan	4,063
Current portion of long-term debt	4,063

Long-term debt, less current portion
Term Loan	60,125
Revolving Facility	35,000
Total long-term debt less current portion	95,125
Total debt	99,188

On October 31, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) which provides for a $60 million five-year revolving credit facility (the “Revolving Facility”) and a $65 million five-year term loan (the “Term Loan”) and together with the Revolving Facility (the “Senior Secured Credit Facilities”).  The proceeds from the Term Loan were used to pay a portion of the purchase price in the acquisition of all of the issued and outstanding capital stock of Enterasys. The company also drew $35 million of the Revolving Facility to pay a portion of the purchase price.
Borrowings under the Senior Secured Credit Facilities bear interest, at the Company's election, at a rate per annum equal to an agreed to applicable margin plus (a) the higher of (x) the prime rate in effect on such day or (y) the federal funds effective rate in effect on such day plus 0.50%, or (b) an adjusted Libor rate. In addition, the Company is required to pay a commitment fee of between 0.375% and 0.50% quarterly (currently 0.50%) on the unused portion of the Revolving Facility, also based on the Company’s Consolidated Leverage Ratio.  Principal installments are payable on the Term Loan in varying percentages quarterly starting December 31, 2013 and to the extent not previously paid, all outstanding balance to be paid at maturity. If not repaid before maturity, he draws on the Revolving Facility shall be repaid on the maturity date. The Senior Secured Credit Facilities are secured by substantially all of the Company’s assets and are jointly and severally guaranteed by the Company and certain of its subsidiaries.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Credit Agreement contains financial covenants that require the Company to maintain a minimum Consolidated Fixed Charge Coverage Ratio and a Consolidated Quick Ratio and a maximum Consolidated Leverage Ratio as well as several other covenants and restrictions that limit the Company’s ability to incur additional indebtedness, create liens upon any of its property, merge, consolidate or sell all or substantially all of its assets, etc.  These covenants, which are described more fully in the Credit Agreement, to which reference is made for a complete statement of the covenants, are subject to certain exceptions. The Company currently is in compliance with its covenants.
The Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, if any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, the occurrence of certain ERISA events, the invalidity of the loan documents or a change in control of the Company.  The amounts outstanding under the Senior Secured Credit Facilities may be accelerated upon certain events of default.
Guarantees and Product Warranties
Upon issuance of a standard product warranty, the Company discloses and recognizes a liability for the obligation it assumes under the warranty. The following table summarizes the activity related to the Company’s product warranty liability during the three and six months ended December 31, 2013 and 2012:

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Balance beginning of period	$3,440	$2,971	$3,296	$2,871
Assumed from acquisition	3,732	—	3,732	—
New warranties issued	1,654	1,942	2,958	3,504
Warranty expenditures	(1,347)	(1,942)	(2,507)	(3,404)
Balance end of period	$7,479	$2,971	$7,479	$2,971

As of December 31, 2013, of the $7.5 million in warranty liability, $4.6 million was classified as current and the remainder is included in "Other long-term liabilities" on the condensed consolidated balance sheets.
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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth major customers accounting for 10% or more of our net revenue:

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Westcon Group Inc.	10%	14%	12%	15%
Scansource, Inc.	*	12%	*	12%
Tech Data	*	12%	*	11%
Ericsson AB	*	10%	*	10%

* Less than 10% of revenue

6. Fair Value Measurements

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

December 31, 2013	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Money market funds	$17,909	$—	$—	$17,909
Corporate notes/bonds	—	43,713	—	43,713
Foreign currency forward contracts	—	79	—	79
Total	$17,909	$43,792	$—	$61,701

June 30, 2013	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Money market funds	$54,285	$—	$—	$54,285
Corporate notes/bonds	—	109,810	—	109,810
Foreign currency forward contracts	—	21	—	21
Total	$54,285	$109,831	$—	$164,116
Level 2 investment valuations are based on inputs such as quoted market prices of similar instruments, dealer quotations or valuations provided by alternative pricing sources supported by observable inputs. These generally include U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and six months ended December 31, 2013 and 2012.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Share-based Compensation
Share-based compensation expense recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Cost of product revenue	$198	$121	$300	$295
Cost of service revenue	—	85	40	244
Research and development	898	288	1,141	720
Sales and marketing	1,279	567	1,850	1,295
General and administrative	1,083	555	1,702	1,230
Total share-based compensation expense	$3,458	$1,616	$5,033	$3,784
During the three and six months ended December 31, 2013 and 2012, the Company did not capitalize any stock-based compensation expense in inventory, as the amounts were immaterial. The income tax benefit for share-based compensation expense was immaterial in the three and six months ended December 31, 2013 and 2012.
The weighted-average grant-date per share fair value of options granted during the three months ended December 31, 2013 and 2012 were $2.35 and $1.73, respectively. The weighted-average estimated per share fair value of shares purchased under the Company’s 1999 Employee Stock Purchase Plan (“ESPP”) during the three months ended December 31, 2013 and 2012 were $1.35 and $0.91, respectively.
The weighted-average grant-date per share fair value of options granted during the six months ended December 31, 2013 and 2012 were $2.33 and $1.81, respectively. The weighted-average estimated per share fair value of shares purchased under the ESPP during the six months ended December 31, 2013 and 2012 were $1.21 and $0.89, respectively.
The following table summarizes stock option activity under all plans for the six months ended December 31, 2013:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000’s)
Options outstanding at June 30, 2013	9,145	$3.66
Granted	5,199	$5.14
Exercised	(1,305)	$3.54		$2,356
Cancelled	(975)	$4.83
Options outstanding at December 31, 2013	12,064	$4.22	5.54	$33,338
Exercisable at December 31, 2013	3,792	$3.78	3.50	$12,196
Vested and expected to vest at December 31, 2013	10,996	$4.19	5.44	$30,710
Included in the options granted above are 4.2 million options, assumed in connection with the acquisition of Enterasys on October 31, 2013, at an exercise price of $5.30.
Stock Awards
Stock awards may be granted under the 2013 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock which vests over a fixed period.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock award activity for the six months ended December 31, 2013:

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value	Aggregate Fair Market Value ($000's)
Non-vested stock outstanding at June 30, 2013	2,686	$3.09
Granted	4,202	$5.54
Vested	(613)	$3.49	$3,338
Cancelled	(352)	$3.51
Non-vested stock outstanding at December 31, 2013	5,923	$4.45

Included in the restricted stock units granted above are 2.7 million restricted stock units assumed in connection with the acquisition of Enterasys on October 31, 2013, with a grant-date fair value of $5.30.
Excluding the options assumed as part of the Enterasys acquisition, the fair value of each option award and share purchase option under the Company's ESPP is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table. The Company uses the Monte-Carlo simulation model to determine the fair value and the derived service period of performance-based option awards, with market conditions, on the date of the grant. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The expected term of ESPP represents the contractual life of the ESPP purchase period. The risk-free rate based upon the estimated life of the option and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on both the implied volatilities from traded options on the Company’s stock and historical volatility on the Company’s stock.

	Stock Option Plan		Employee Stock Purchase Plan		Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Expected life	4 years	4 years	0.25 years	0.25 years	4 years	5 years	0.25 years	0.25 years
Risk-free interest rate	1.14%	0.57%	0.11%	0.04%	1.20%	0.71%	0.10%	0.05%
Volatility	55%	63%	47%	50%	56%	64%	41%	59%
Dividend yield	—%	—%	—%	—%	—%	—%	—%	—%
The Company is required to estimate the expected forfeiture rate and only recognize expense on a straight-line method for those shares expected to vest.
8. Common Stock Repurchases
On September 28, 2012, the Company's Board of Directors approved a share repurchase program for a maximum of $75 million which may be purchased over a three year period in the open market or in privately negotiated transactions. Since the inception of the program, 4.1 million shares have been repurchased and $60.5 million of the authorized amount is remaining. All repurchased shares will be retired and included in the Company's authorized but unissued shares. During the three and six months ended December 31, 2013, the Company did not repurchase any shares of common stock.
9. Commitments and Contingencies
Purchase Commitments
The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. The arrangements allow them to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to the purchase of long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of December 31, 2013, the Company had non-cancelable commitments to purchase approximately $63.2 million of such inventory.
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
Intellectual Property Litigation
Relay IP Inc.
On May 3, 2013, Relay IP, Inc. filed suit against the Company in the United States District Court for the District of Delaware, Civil Action case number 13-775 (Extreme Case). Further on May 6, 2013 they also filed a similar suit against Enterasys in the same court, Civil Action case number 13-774.The complaint alleges infringement based on the Company's testing of its own equipment and inducing its customers to infringe U.S. Patent No. 5,331,637 and seeks unspecified monetary damages. An answer was filed on both cases in July, 2013. The suit is one of approximately 40 nearly simultaneous suits filed against numerous networking equipment manufacturers, suppliers, operators, and users including Cisco Systems, Hewlett-Packard, Juniper Networks, Avaya, Extreme and Enterasys. The Company denies the claims and intends to vigorously defend itself in both cases. Given the preliminary nature of the claims, it is premature to assess the likelihood of a particular outcome.
ReefEdge
On September 17, 2012, ReefEdge filed suit against Enterasys in the United States District Court for the District of Delaware alleging certain of the company's products (wireless controllers and wireless access points), infringe three ReefEdge U.S. patents (6633761, 6975864, 7197308). ReefEdge, a Non-Practicing Entity, seeks injunctive relief as well as monetary damages, cost, expenses and attorney fees, although there was no quantified amount sought. Preliminary talks have taken place between the parties. Enterasys has filed its Answer to the claims and is awaiting a scheduling conference. Extreme assumed this litigation as part of the acquisition of Enterasys. Given the preliminary nature of the claims, it is premature to assess the likelihood of a particular outcome.
Indemnification Obligations
Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals' reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of these claims. The cost to defend the Company and the named individuals could have a material adverse effect on its consolidated financial position, results of operations and cash flows in the future. Recovery of such costs under its directors and officers insurance coverage is uncertain. As of December 31, 2013, the Company had no outstanding indemnification claims.
10. Income Taxes
For the three and six months ended December 31, 2013, the Company recorded an income tax provision of $0.9 million and $1.4 million, respectively. For the three and six months ended December 31, 2012, the Company recorded an income tax provision of $0.4 million and $1.0 million, respectively.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provisions for the three and six months ended December 31, 2013 and 2012 consisted primarily of taxes on the income of our foreign subsidiaries as well as U.S. state income taxes. The income tax provision for the three and six months ended December 31, 2013 also includes an expense related to a deferred tax liability for the amortization of goodwill recorded as a result of the acquisition of Enterasys. The income tax provisions for both fiscal years were calculated based on the actual results of operations for the three and six months ended December 31, 2013 and 2012, and may not reflect the annual effective tax rate.
The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets as well as substantially all of the acquired Enterasys foreign entities’ deferred tax assets with the exception of certain foreign deferred tax assets. No valuation allowance has been established against the non-U.S. deferred tax assets of the legacy Extreme Networks, Inc. foreign subsidiaries. A valuation allowance is determined by assessing both negative and positive evidence to determine whether it is “more likely than not” that the deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. The Company's inconsistent earnings in recent periods, coupled with the Company's inability to forecast greater than one quarter in advance and the cyclical nature of its business represent sufficient negative evidence to require a full valuation allowance against its U.S. federal and state net deferred tax assets as well as the above mentioned foreign jurisdictions. This valuation allowance will be evaluated periodically and can be reversed partially or in whole if business results and the economic environment have sufficiently improved to support realization of some or all of the Company's deferred tax assets.
On October 31, 2013, the Company acquired all of the stock of Enterasys. The acquisition included a US parent company as well as their wholly owned foreign subsidiaries. The Company has elected to treat this stock acquisition as an asset purchase by filing the required election forms under IRC Sec 338(h)(10). The Company has preliminarily estimated the value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. During the current period, the Company deducted $0.6 million of tax amortization expense related to capitalized goodwill. As of December 31, 2013, the Company recorded a deferred tax liability of $0.2 million related to this amortization which is not considered a future source of taxable income in evaluating the need for a valuation allowance against our deferred tax assets.
The Company had $10.9 million of unrecognized tax benefits as of December 31, 2013. The future impact of the unrecognized tax benefit of $10.9 million, if recognized, is as follows: approximately $0.3 million would impact the effective tax rate, and approximately $10.6 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. It is reasonably possible that the amount of unrealized tax benefit could decrease by approximately $0.1 million during the next twelve months due to the expiration of the statute of limitations in certain foreign jurisdictions.
Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Condensed Consolidated Statements of Operations and were immaterial for the three and six months ended December 31, 2013 and 2012. Accrued interest and penalties were $46,000 and $0.1 million as of December 31, 2013 and 2012, respectively.
In general, the Company's U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 2001 forward due to net operating losses and the Company's state income tax returns are subject to examination for fiscal years 2003 forward due to net operating losses.

11. Net (Loss) Income Per Share
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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Net (loss) income	$(15,986)	$(4,206)	$(16,022)	$8,709
Weighted-average shares used in per share calculation – basic	95,216	94,501	94,639	94,619
Incremental shares using the treasury stock method:
Stock options	—	—	—	418
Restricted stock units	—	—	—	370
Employee Stock Purchase Plan	—	—	—	107
Weighted -average share used in per share calculation – diluted	95,216	94,501	94,639	95,514
Net (loss) income per share – basic	$(0.17)	$(0.04)	(0.17)	0.09
Net (loss) income per share – diluted	$(0.17)	$(0.04)	(0.17)	0.09
Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan. Weighted stock options outstanding with an exercise price higher than the Company's average stock price for the periods presented are excluded from the calculation of diluted net income per share since the effect of including them would have been anti-dilutive due to the net income position of the Company during the periods presented. For the three months ended December 31, 2013 and 2012, the Company excluded 3.9 million and 7.3 million outstanding weighted average stock options and awards, respectively, from the calculation of diluted earnings per common share because they would have been anti-dilutive.  For the six months ended December 31, 2013 and 2012, the Company excluded 2.6 million and 7.0 million outstanding weighted average stock options and awards, respectively, from the calculation of diluted earnings per common share because they would have been anti-dilutive.
12. Restructuring Charges
As part of the Company's on-going restructuring efforts, during the second quarter of fiscal year 2013, the Company initiated a plan to reduce its worldwide headcount by 13%, consolidate specific global administrative functions, and shift certain operating costs to lower cost regions, among other actions. Restructuring expense was $0.4 million and $0.5 million in the three and six months ended December 31, 2013. Restructuring expense was $5.2 million and $5.2 million in the three and six months ended December 31, 2012.

The following table summarizes restructuring activities for the six months ended December 31, 2013:

	Termination Benefits (1)	Contract Termination	Other Cost	Total
Balance at June 30, 2013	$1,217	$—	$249	$1,466
Assumed from acquisition	—	127	—	127
Period charges	110	628	83	821
Period reversals	(309)	(7)	—	(316)
Period payments	(950)	(107)	(332)	(1,389)
Restructuring liabilities at December 31, 2013	$68	$641	$—	$709

(1) Termination benefits generally include severance, outplacement services and health insurance coverage.

13. Foreign Exchange Forward Contracts
The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The Company records all derivatives on the balance sheet as Other Assets, Net at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

foreign currencies. These derivatives do not qualify as hedges. At December 31, 2013, these forward foreign currency contracts had a notional principal amount of $6.7 million and a $0.1 million unrealized loss on foreign exchange contracts. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses from operations were a $1.0 million loss and a $1.1 million loss for the three and six months ended December 31, 2013, respectively. Foreign currency transaction gains and losses from operations were a $0.4 million gain and a $0.1 million gain for the three and six months ended December 31, 2012.

14. Disclosure about Segments of an Enterprise and Geographic Areas
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers with respect to the allocation of resources and performance.
The Company operates in one segment, the development and marketing of network infrastructure equipment. The Company conducts business globally and is managed geographically. Revenue is attributed to a geographical area based on the location of the customers. The Company operates in three geographical areas: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East and Africa; and APAC which includes Asia Pacific, South Asia, India, and Australia.
The Company attributes revenues to geographic regions primarily based on the customer's ship-to location. Information regarding geographic areas is as follows (in thousands):

	Three Months Ended		Six Months Ended
Net Revenues:	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Americas:
United States	$56,292	$22,731	$81,681	$47,935
Other	13,913	10,767	20,214	20,545
Total Americas	70,205	33,498	101,895	68,480
EMEA	61,292	28,700	92,133	57,220
APAC	15,086	13,353	28,470	25,978
Total net revenues	$146,583	$75,551	$222,498	$151,678

Substantially all of the Company’s assets were attributable to North America operations at December 31, 2013 and June 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particularly, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may” “expect” or “believe” . These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Quarterly Report on Form 10-Q for the first quarter of fiscal 2014, our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; the timing of any recovery in the global economy; risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products; and our ability to receive the anticipated benefits of the acquisition of Enterasys.

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
On October 31, 2013 (the “Acquisition Date”), we completed the acquisition of Enterasys Networks, Inc. (“Enterasys”), a privately held provider of wired and wireless network infrastructure and security solutions, for $180.0 million, net of cash acquired, whereby Enterasys became our wholly-owned subsidiary.  The combined entity immediately became a networking industry leader with more than 12,000 customers. As a combined Company, we believe we will set the standard for the networking industry with a strategic focus on three principles:
Highly scaled and differentiated products and solutions: Our combined product portfolio spans data center networking, switching and routing, Software-Defined Networking (SDN), wired and wireless LAN access, network management and security. This broader solutions portfolio can be leveraged to better serve existing and new customers. We will continue to enhance and support the product roadmaps of both companies going forward to protect the investments of customers and avoid any disruption to their businesses. We intend to significantly increase research and development to accelerate the vision for high-performance, modular, open networking.
Leading customer service and support: We are working to augment our current outsourced support model by integrating Enterasys' in-sourced expertise, building on Enterasys' award-winning heritage and strong commitment to exceptional customer experience. The Company's expanded global network of channel partners and distributors will benefit from expanded services and support capabilities.
Strong Channels and Strategic Partners: Our focus will be to leverage the capabilities of the combined Company and expand existing partnerships with Ericsson and the developing partnership with Lenovo as well as continue to add new strategic partnerships in the future. Additionally, we will increase our focus on partnering with distributors and channel partners globally. The goal will be to develop and enhance relationships that grow revenue and profits for the Company and our alliance and channel partners. At the same time, we are investing in infrastructure to make doing business with the Company easier and more efficient.

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
We outsource the majority of our manufacturing and supply chain management operations as part of our strategy to maintain global manufacturing capabilities and to reduce our costs. We conduct quality assurance, manufacturing engineering, document control and test development at engineering facilities in or near Research Triangle Park, North Carolina, Salem, New Hampshire, Chennai, India and Toronto, Canada. This approach enables us to attract talent in our selected regions and quickly respond to changes in market demand.
The market for network infrastructure equipment is highly competitive and dominated by a few large companies. The current economic climate has further driven consolidation of vendors within the Ethernet networking market and with vendors from adjacent markets, including storage, security, wireless and voice applications. We believe that the underpinning technology for all of these adjacent markets is Ethernet. As a result, we believe that, as an independent Ethernet switch vendor, we must provide products that, when combined with the products of our large strategic partners, create compelling solutions for end user customers. Our approach is to focus on the intelligence and automation layer that spans our hardware and software products that facilitates end-to-end solutions, as opposed to positioning Extreme Networks as a low-cost-vendor with point products.
We believe that continued success in our marketplace is dependent upon a variety of factors that includes, but is not limited to, our ability to design, develop and distribute new and enhanced products employing leading-edge technology.

Results of Operations
During the second quarter of fiscal 2014, we achieved the following results:

•	Net revenues of $146.6 million compared to net revenues of $75.6 million in the second quarter of fiscal 2013.

•	Product revenues of $119.1 million compared to product revenues of $60.3 million in the second quarter of fiscal 2013.

•	Service revenues of $27.5 million compared to service revenues of $15.3 million in the second quarter of fiscal 2013.

•	Total gross margin of 48% of net revenues compared to total gross margin of 54% of net revenues in the second quarter of fiscal 2013.

•	Operating loss of $13.8 million compared to operating loss of $3.8 million in the second quarter of fiscal 2013.

•	Net loss of $16.0 million compared to net loss of $4.2 million in the second quarter of fiscal 2013.

•
Cash flow used in operating activities of $4.9 million in the six months ended December 31, 2013 compared to cash flow provided by operating activities of $8.1 million in the six months ended December 31, 2012.

•
Cash and cash equivalents, short-term investments and marketable securities decreased by $93.6 million to $112.0 million as of December 31, 2013 from $205.6 million as of June 30, 2013, primarily due to cash used to fund a portion of the acquisition of Enterasys.

We operate in three regions: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East, and Africa; and APAC which includes Asia Pacific, South Asia, India, and Australia.

The following table presents the total net revenue geographically for the three and six months ended December 31, 2013 and December 31, 2012, respectively (dollars in thousands):

	Three Months Ended				Six Months Ended
Net Revenues	December 31, 2013	December 31, 2012	$ Change	% Change	December 31, 2013	December 31, 2012	$ Change	% Change
Americas:
United States	$56,292	$22,731	$33,561	147.6%	$81,681	$47,935	$33,746	70.4%
Other	13,913	10,767	3,146	29.2%	20,214	20,545	(331)	(1.6)%
Total Americas	70,205	33,498	36,707	109.6%	101,895	68,480	33,415	48.8%
Percentage of net revenue	48.0%	44.3%			45.8%	45.1%
EMEA	61,292	28,700	32,592	113.6%	92,133	57,220	34,913	61.0%
Percentage of net revenue	41.8%	38.0%			41.4%	37.7%
APAC	15,086	13,353	1,733	13.0%	28,470	25,978	2,492	9.6%
Percentage of net revenue	10.3%	17.7%			12.8%	17.1%
Total net revenues	$146,583	$75,551	$71,032	94.0%	$222,498	$151,678	$70,820	46.7%
Net Revenues
The following table presents net product and service revenue for the three and six months ended December 31, 2013 and December 31, 2012, respectively (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2013	December 31, 2012	$ Change	% Change	December 31, 2013	December 31, 2012	$ Change	% Change
Net Revenues:
Product	$119,065	$60,259	$58,806	97.6%	$180,109	$121,378	$58,731	48.4%
Percentage of net revenue	81.2%	79.8%			80.9%	80.0%
Service	27,518	15,292	12,226	80.0%	42,389	30,300	12,089	39.9%
Percentage of net revenue	18.8%	20.2%			19.1%	20.0%
Total net revenues	$146,583	$75,551	$71,032	94.0%	$222,498	$151,678	$70,820	46.7%

Product revenue increased $58.8 million or 97.6% in the second quarter of fiscal 2014 compared to the corresponding period of fiscal 2013. Product revenue increased $58.7 million or 48.4% in the six months ending December 31, 2013 compared to the corresponding period of fiscal 2013. In the three and six months ending December 31, 2013, there was a significant increase in the number of customers and products sold during the period due to our acquisition of Enterasys. This resulted in a significant increase in our product revenue in all regions.
Service revenue increased $12.2 million or 80.0% in the second quarter of fiscal 2014 and $12.1 million or 39.9% in the six months ended December 31, 2013 compared to the corresponding period of fiscal 2013. The increase in the three and six months ended December 31, 2013 was due to an increase in service maintenance contract, professional service & training revenues due to our acquisition of Enterasys.

Cost of Revenue and Gross Profit
The following table presents the gross profit on product and service revenue and the gross profit percentage of product and service revenue for the three and six months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2013	December 31, 2012	$ Change	% Change	December 31, 2013	December 31, 2012	$ Change	% Change
Gross profit:
Product	$52,172	$30,882	$21,290	68.9%	$85,700	$61,525	$24,175	39.3%
Percentage of product revenue	43.8%	51.3%			47.6%	50.7%
Service	17,673	9,857	7,816	79.3%	27,851	19,189	8,662	45.1%
Percentage of service revenue	64.2%	64.5%			65.7%	63.3%
Total gross profit	$69,845	$40,739	$29,106	71.4%	$113,551	$80,714	$32,837	40.7%
Percentage of net revenue	47.7%	53.9%			51.0%	53.2%

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
Product gross margin decreased to 43.8% from 51.3% in the second quarter of fiscal 2014 and decreased to 47.6% from 50.7% in the six months ended December 31, 2013 compared to the corresponding periods of fiscal 2013. The decrease in product gross margin for the three and six months ended December 31, 2013 was primarily due to higher material, labor and overhead costs from the additional headcount and warehouses due to our acquisition of Enterasys, a $9.2 million charge related to a portion of the release of the step-up value for inventory as required by business combination accounting and $2.7 million increase in the amortization of the developed technology intangibles from the acquisition of Enterasys. Such increases for the six months ended December 31, 2013 were offset by lower excess and obsolete inventory charges as compared to corresponding period of fiscal 2013.
Our cost of service revenue consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross margin decreased to 64.2% from 64.5% in the second quarter of fiscal 2014 and increased to 65.7% from 63.3% during the six months ended December 31, 2013 as compared to the corresponding periods of fiscal 2013. The service gross margin for the three months ended December 31, 2013 decreased primarily due to higher labor, overhead and travel cost due to the acquisition of Enterasys. The service gross margin for the six months ended December 31, 2013 increased primarily due to cost reduction initiatives partially offset by the increased cost of revenues from the acquisition of Enterasys.

Operating Expenses
The following table presents operating expenses and operating income (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 31, 2013	December 31, 2012	$ Change	% Change	December 31, 2013	December 31, 2012	$ Change	% Change
Research and development	$18,896	$11,007	$7,889	71.7%	$28,832	$21,573	$7,259	33.6%
Sales and marketing	40,636	22,093	18,543	83.9%	63,330	44,120	19,210	43.5%
General and administrative	11,189	6,644	4,545	68.4%	18,125	12,003	6,122	51.0%
Acquisition and integration costs	8,688	—	8,688	100.0%	12,382	—	12,382	100.0%
Restructuring charge, net of reversals	430	5,176	(4,746)	91.7%	505	5,167	(4,662)	(90.2)%
Amortization of intangibles	3,778	—	3,778	100.0%	3,778	—	3,778	100.0%
Litigation settlement	—	(421)	421	(100.0)%	—	(421)	421	(100.0)%
Gain on sale of facilities	—	—	—	—%	—	(11,539)	11,539	(100.0)%
Total operating expenses	$83,617	$44,499	$39,118	87.9%	$126,952	$70,903	$56,049	79.1%
Operating income	$(13,772)	$(3,760)	$(10,012)	266.3%	$(13,401)	$9,811	$(23,212)	(236.6)%

The following table highlights our operating expenses and operating income as a percentage of net revenues:

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Research and development	12.9%	14.6%	13.0%	14.2%
Sales and marketing	27.7%	29.2%	28.5%	29.1%
General and administrative	7.6%	8.8%	8.1%	7.9%
Acquisition and integration costs	5.9%	—%	5.56%	—%
Restructuring charge, net of reversals	0.3%	6.9%	0.2%	3.4%
Amortization of intangibles	2.6%	—%	1.70%	—%
Litigation settlement	—%	(0.6)%	—%	(0.3)%
Gain on sale of facilities	—%	—%	—%	(7.6)%
Total operating expenses	57.0%	58.9%	57.1%	46.7%
Operating income	(9.4)%	(5.0)%	(6.0)%	6.5%
Research and Development Expenses
Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products.
Research and development expenses increased by $7.9 million, or 71.7% in the second quarter of fiscal 2014 and $7.3 million or 33.6% for the six months ended December 31, 2013 as compared to the corresponding periods of fiscal 2013. The increase in research and development expenses for the three and six months ended December 31, 2013 was primarily due to increased personnel costs from the additional headcount from the acquisition of Enterasys. Such increases were slightly offset by lower spending on engineering projects due to differences in timing and pattern of planned engineering project spending as compared to fiscal 2013.
Sales and Marketing Expenses
Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $18.5 million, or 83.9% in the second quarter of fiscal 2014 and $19.2 million or 43.5% for the six months ended December 31, 2013 as compared to the corresponding periods of fiscal 2013. The increase in sales and marketing expenses for the three and six months ended December 31, 2013 was primarily due to increased personnel costs due to increased headcount as well as increased spending on sales and marketing programs due to additional programs from the acquisition of Enterasys.
General and Administrative Expenses
General and administrative expenses increased by $4.5 million, or 68.4% in the second quarter of fiscal 2014 and $6.1 million or 51.0% for the six months ended December 31, 2013, compared to the corresponding periods of fiscal 2013. The increase in general and administrative expenses during the three and six months ending December 31, 2013, compared to the corresponding periods of fiscal 2013, was primarily due to higher personnel and travel costs and higher rent charges due to additional headcount and facilities from the acquisition of Enterasys.
Acquisition and integration Costs
As a result of our acquisition of Enterasys, we incurred $8.7 million and $12.4 million of acquisition and integration costs during the second quarter and six months ended December 31, 2013. The Company anticipates to incur integration costs for the next two years.
Restructuring Charge, Net of Reversals
Restructuring charges decreased by $4.7 million in the second quarter of fiscal 2014 and six months ended December 31, 2013 compared to the corresponding periods of fiscal 2013.  During the second quarter of fiscal 2013, we initiated a plan to reduce our worldwide headcount by 13%, consolidate specific global administrative functions, and shift certain operating costs to lower cost regions, among other actions. The Company has substantially expensed all of the costs associated with this initiative. As of December 31, 2013, we had restructuring liabilities of $0.7 million, which we anticipate paying by the end of fiscal 2015.

Amortization of intangibles

During the second quarter of fiscal 2014, we recorded $3.8 million amortization of certain intangibles related to the acquisition of Enterasys on October 31, 2013.

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
Other Expense, Net
Other expense, net increased by $0.6 million in the second quarter of fiscal 2014 and by $0.5 million for the six months ended December 31, 2013 compared to the corresponding periods of fiscal 2013.  The increase in other expense, net was primarily due to losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. dollars. For the six months ended December 31, 2013, we had an additional decrease from an other than temporary impairment loss of $148,000, recorded in the first quarter of fiscal 2014.
Provision for Income Taxes
For the three and six months ended December 31, 2013, we recorded an income tax provision of $0.9 million and $1.4 million, respectively. For the three and six months ended December 31, 2012, we recorded an income tax provision of $0.4 million and $1.0 million, respectively.
The income tax provisions for the three and six months ended December 31, 2013 and 2012 consisted primarily of taxes on the income of our foreign subsidiaries as well as U.S. state income taxes. The income tax provision for the three and six months ended December 31, 2013 also includes an expense related to a deferred tax liability for the amortization of goodwill recorded as a result of the acquisition of Enterasys.

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
We added the following policies to our critical accounting policies during the second quarter of fiscal 2014.

Business Combinations
We apply the acquisition method of accounting for business combinations, including its acquisition of Enterasys Networks, Inc. on October 31, 2013. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the completion of each transaction. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, intangibles and other asset lives, among other items. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. As a result, we may have been required to value the acquired assets at fair value measures that do not reflect its intended use of those assets. Use of different estimates and judgments could yield different results. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill. Although we believe the assumptions and estimates we have made are reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
Goodwill
Goodwill is assessed for impairment annually or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill is tested for impairment at the reporting unit level at adoption and at least annually thereafter. To test goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, we will then perform the two-step goodwill impairment test.

Otherwise, the two-step goodwill impairment test is not required. Under the two-step goodwill impairment test, we would, in the first step, compare the estimated fair value of a reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step in which we determine the implied value of goodwill based on the allocation of the estimated fair value determined in the initial step to all assets and liabilities of the reporting unit.

New Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). This ASU provides guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. The ASU generally provides that an entity's unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. We intend to adopt this standard prospectively in the first quarter of its fiscal year ending June 30, 2015. We do not believe this updated standard will have a material impact on its consolidated financial statements.

Liquidity and Capital Resources
The following summarizes information regarding our cash, investments, and working capital (in thousands):

	December 31, 2013	June 30, 2013
Cash and cash equivalent	$68,304	$95,803
Short-term investments	43,713	43,034
Marketable securities	—	66,776
Total cash and investments	$112,017	$205,613
Working capital	$75,736	$96,279

As of December 31, 2013, our principal sources of liquidity consisted of cash, cash equivalents and investments of $112.0 million, net accounts receivable of $94.3 million and borrowings from the Revolving Facility under which the Company had $25.0 million of availability at December 31, 2013. Our principal uses of cash will include repayments of debt and related interest, purchase of finished goods inventory from our contract manufacturers, payroll, restructuring expenses and other operating expenses related to the development, marketing of our products, purchases of property and equipment and repurchases of our common stock. We believe that our $112.0 million of cash and cash equivalents and investments at December 31, 2013 along with the availability of borrowings from the Revolving Facility of $25.0 million will be sufficient to fund our principal uses of cash for at least the next 12 months.
Our Credit Agreement contains financial covenants that require us to maintain a minimum Consolidated Fixed Charge Coverage Ratio and Consolidated Quick Ratio and a maximum a Consolidated Leverage Ratio and several other covenants and restrictions that limit our ability to incur additional indebtedness, create liens upon any of our property, merge, consolidate or sell all or substantially all of our assets, etc.

The Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, if any representation or warranty made by us is false or misleading in any material respect, certain insolvency or receivership events affecting Extreme and its subsidiaries, the occurrence of certain material judgments, the occurrence of certain ERISA events, the invalidity of the loan documents or a change in control of our Company.  The amounts outstanding under the Credit Agreement may be accelerated upon certain events of default. We believe we are in compliance and expect to remain in compliance with our Credit Agreement covenants and they are not expected to impact our liquidity or capital resources.

Key Components of Cash Flows and Liquidity
A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Six Months Ended
	December 31, 2013	December 31, 2012
Net cash (used in) provided by operating activities	$(4,869)	$8,077
Net cash (used in) provided by investing activities	$(126,967)	$31,181
Net cash provided by (used in) financing activities	$103,990	$(4,557)
Foreign currency effect on cash	$347	$469
Net (decrease) increase in cash and cash equivalents	$(27,499)	$35,170
Net Cash Provided by Operating Activities
Cash flows from operations decreased by $12.3 million in the six months ending December 31, 2013 compared to the corresponding period of fiscal 2013, primarily due to the post acquisition increase in accounts receivables, increase in inventory balances and timing of inventory receipts to bring the inventory levels in line with the near term demand and an increase in post acquisition accounts payable balance and the timing of payments. Such decreases were partially offset by $4.9 million cash received as tenant incentives from the landlords of existing leased facilities which the Company used towards leasehold improvements.
Net Cash Provided by Investing Activities
Cash flow used in investing activities in the six months ending December 31, 2013 was $127.0 million, comprised of $180.0 million net cash used for the acquisition of Enterasys, purchases of investments of $9.0 million, $12.6 million used to purchase property and equipment offset by proceeds of $20.1 million from the maturities of investments and proceeds of $54.6 million from the sale of investments.
Net Cash Provided by Financing Activities
Cash flow provided by financing activities in the six months ending December 31, 2013 was $104.0 million, comprised of issuance of Term Loan of $65.0 million and a draw on the Revolving Facility of $35 million used for the acquisition of Enterasys, $4.8 million proceeds from the exercise of stock options and purchases of shares of our common stock under the ESPP, net of taxes paid on vested and released stock awards offset by $0.8 million of cash used for repayment of debt.
Contractual Obligations
The following summarizes our contractual obligations at December 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Debt obligations	$99,187	$4,062	$22,750	$72,375	$—
Interest on debt obligations	10,005	2,610	4,657	2,738	—
Non-cancellable inventory purchase commitments	63,165	63,165	—	—	—
Non-cancellable operating lease obligations	62,146	10,871	15,095	12,975	23,205
Other liabilities	9,869	3,032	4,530	809	1,498
Total contractual cash obligations	$244,372	$83,740	$47,032	$88,897	$24,703

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $63.2 million as of December 31, 2013, an increase of $13.1 million from $50.1 million as of June 30, 2013. We expect to honor the inventory purchase commitments within the next 12 months.

Non-cancelable operating lease obligations represent base rents and operating expense obligations to landlords for facilities we occupy at various locations.
Other liabilities include the Company's commitments towards debt related fees and specific arrangements other than inventory.
The amounts in the table above exclude $0.3 million of income tax liabilities related to uncertain tax positions as we are unable to reasonably estimate the timing of settlement.
We did not have any material commitments for capital expenditures as of December 31, 2013.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
Investments
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
The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2013. This table does not include money market funds because those funds are generally not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
December 31, 2013
Included in short-term investments	$8,780	$5,063	$29,869	$43,712	$43,712
Weighted average interest rate	0.71%	0.70%	0.88%

The following tables present hypothetical changes in fair value of the financial instruments held at December 31, 2013 that are sensitive to changes in interest rates:

Unrealized gain given a decrease in interest rate of X bps		Fair value as of	Unrealized loss given an increase in interest rate of X bps
(100 bps)	(50 bps)	December 31, 2013	100 bps	50 bps
(In thousands)
$470	$234	$61,621	$(460)	$(231)

Debt
At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from our credit facility.
The following table presents hypothetical changes in interest expense for the quarter ended December 31, 2013, on outstanding credit facility borrowings as of December 31, 2013, that are sensitive to changes in interest rates:

Change in interest expense given a decrease in interest rate of X bps*		Average outstanding debt as of	Change in interest expense given an increase in interest rate of X bps
(100 bps)	(50 bps)	December 31, 2013	100 bps	50 bps
(In thousands)
$(29)	$(29)	$100,000	$172	$86
* Underlying interest rate was 0.17% during the quarter. The table above assumed the underlying interest rate did not decrease below 0%.
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
Foreign Exchange Forward Contracts
We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense), net. We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. At December 31, 2013, these forward foreign currency contracts had a notional principal amount of $6.7 million and a $0.1 million unrealized loss on foreign exchange contracts. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses from operations were a $1.0 million loss and a $1.1 million loss for the three and six months ended December 31, 2013, respectively. Foreign currency transaction gains and losses from operations were a $0.4 million gain and a $0.1 million gain for the three and six months ended December 31, 2012.

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
Our assessment of the internal controls excluded Enterasys Networks Inc. (“Enterasys”) which was acquired on October 31, 2013.  Enterasys had net revenues of $70 million and total assets of $135 million, which are included in the condensed consolidated financial statements of the Company as of and for the three months ended December 31, 2013. We are currently assessing the control environment of this acquired business. Enterasys’s sales constitute approximately 48% of our sales for the quarterly period covered by this report, and Enterasys's assets constitute approximately 26% of our total assets as of the end of such period.
Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.
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
Changes in Internal Control over Financial Reporting

As noted above, our assessment of the internal controls excluded Enterasys which was acquired on October 31, 2013. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.  During the integration period management is developing additional controls to ensure the financial information provided by Enterasys Networks, Inc. is complete and accurate in all material respects.
Except as noted above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For information regarding litigation matters that we deem significant, refer to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 and Note 9 to our Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report which are incorporated herein by reference.

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

The success of the acquisition of Enterasys will depend on, among other things, our ability to combine the businesses of Extreme and Enterasys in a manner that does not materially disrupt existing relationships and that allows us to achieve anticipated operational synergies. We will face significant challenges in combining the two operations into one in a timely and efficient manner. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in us not achieving the anticipated benefits of the acquisition.

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

Through December 31, 2013, we have incurred transaction and integration costs in connection with the Enterasys acquisition of approximately $12.4 million. We expect to incur additional costs integrating the companies’ operations, product offerings, and personnel, which cannot be estimated accurately at this time. Although we expect that the realization of efficiencies related to the integration of the business will offset incremental transaction, integration and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved. If the total costs of the integration exceed the anticipated benefits of the acquisition, our results of operations could be adversely affected.
We may engage in future acquisitions that dilute the ownership interests of our stockholders, cause us to incur debt or assume contingent liabilities.
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
We currently purchase several key components used in the manufacture of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. Certain components such as tantalum capacitors, SRAM, DRAM, and printed circuit boards, have been in the past, and may in the future be, in short supply. We have encountered, and are likely in the future to encounter, shortages and delays in obtaining these or other components, and this could have a material adverse effect on our ability to meet customer orders. Our principal sole-source components include:

•	ASICs;

•	Merchant silicon;

•	microprocessors;

•	programmable integrated circuits;

•	selected other integrated circuits;

•	custom power supplies; and

•	custom-tooled sheet metal.

Our principal limited-source components include:

•	flash memory;

•	DRAMs and SRAMs;

•	printed circuit boards; and

•	CAMs

•	Connectors

•	Timing circuits (crystals & clocks).

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
Our dependence on an OEM for a portion of our wireless products could harm our operating results.
We rely on Motorola to provide a portion of our wireless products. If we experience delays in product shipments from our OEM or if they experience delays from their suppliers, which in turn delays product shipments to our customers, our financial results could be negatively impacted. Problems such as delivery of products of inferior quality, delivery of insufficient quantity of products, or the interruption or discontinuance of operations of our OEM, may arise in the future, any of which could have a material adverse effect on our business and operating results.
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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents, copyrights (including rights to “open source” software), and other intellectual property rights. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the issuance of new patents at a rapid pace, it is not possible to determine in advance if a product or component might infringe the patent rights of others. Because of the potential for courts awarding substantial damages and the lack of predictability of such awards as well as the high costs of mounting a legal defense, it is not uncommon for companies in our industry to settle even potentially unmeritorious claims for very substantial amounts. Further, the entities with whom we have or could have disputes or discussions include entities with extensive patent portfolios and substantial financial assets. These entities are actively engaged in programs to generate substantial revenue from their patent portfolios and are seeking or may seek significant payments or royalties from us and others in our industry.
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
In addition, our products include so-called “open source” software. Open source software is typically licensed for use at no initial charge, but imposes on the user of the open source software certain requirements to license to others both the open source software as well as modifications to the open source software. Our use of open source software subjects us to certain additional risks for the following reasons:

•	open source license terms may be ambiguous and may result in unanticipated obligations regarding our products and intellectual property;

•	open source software cannot be protected under trade secret law;

•	suppliers of open-source software do not provide the warranty, support and liability protections typically provided by vendors who offer proprietary software; and

•	it may be difficult for us to accurately determine the developers of the open source code and whether the acquired software infringes third-party intellectual property rights.

We believe that even if we do not infringe the rights of others, we will incur significant expenses in the future due to disputes or licensing negotiations, though the amounts cannot be determined. These expenses may be material or otherwise adversely affect our operating results.
Our operating results may be negatively affected by defending or pursuing claims or lawsuits.
We have and may in the future pursue or be subject to claims or lawsuits in the normal course of our business. Regardless of the result, litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a lawsuit in which we are a defendant could result in a court order against us or payments to other parties that would have an adverse effect on our business, results of operations, or financial condition. Even if we are successful in prosecuting claims and lawsuits, we may not recover damages sufficient to cover our expenses incurred to manage, investigate and pursue the litigation. In addition, subject to certain limitations, we may be obligated to indemnify our current and former directors, officers and employees in certain lawsuits. We do not maintain adequate insurance coverage to cover all of our litigation costs and liabilities.
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
Our dependence on few manufacturers for our manufacturing requirements could harm our operating results.
We primarily rely on our manufacturing partner, Alpha Networks, Inc. headquartered in Hsinchu, Taiwan, and few other manufacturing partners to manufacture our products. We have experienced delays in product shipments from our manufacturing partners in the past, which in turn delayed product shipments to our customers. These or similar problems may arise in the future, such as delivery of products of inferior quality, delivery of insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results. In addition, any natural disaster or business interruption to our manufacturing partners could significantly disrupt our business. While we maintain strong relationships with our manufacturing partners, our agreements with these manufacturers are generally of limited duration and pricing, quality and volume commitments are negotiated on a recurring basis. The failure to maintain continuing agreements with our manufacturing partners could adversely affect our business. We intend to introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers.
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
Our ability to successfully implement our business plan and comply with regulations requires an effective planning and management process. We need to continue improving our existing, and implement new, operational and financial systems, procedures and controls. We need to ensure that the businesses acquired are appropriately integrated in our financial systems. Any delay in the implementation of, or disruption in the integration of acquired businesses, or delay and disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis, or to forecast future results.
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

We currently have authority granted by our Board of Directors to repurchase up to $75 million in common stock over a three year period starting October 1, 2012. For the three and six month periods ended December 31, 2013, the Company did not repurchase any shares of its common stock.

Item 3.	Defaults Upon Senior Securities - Not applicable

Item 4.	Mine Safety Disclosure - Not Applicable

Item 5.	Other Information

Item 6.	Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

10.1	Credit Agreement, dated as of October 31, 2013, among Extreme Networks Inc., as borrower, Silicon Valley Bank, as administrative agent and collateral agent, Bank of America, N.A. and PNC Bank, National Association as co-syndication agents and the lenders party thereto.	8-K	11/1/2013	10.1

10.2	Offer Letter executed November 1, 2013, between Extreme Networks, Inc. and Chris Crowell.	8-K	11/7/2013	10.1

10.3	Separation Agreement and General Release of Claims executed November 1, 2013 between Extreme Networks, Inc. and Nancy Shemwell.	8-K	11/7/2013	10.2

31.1	Section 302 Certification of Chief Executive Officer				X

31.2	Section 302 Certification of Chief Financial Officer				X

32.1	Section 906 Certification of Chief Executive Officer				X

32.2	Section 906 Certification of Chief Financial Officer				X

99.1	Extreme Networks, Inc. Stock Option Agreement				X

99.2	Extreme Networks, Inc. Restricted Stock Agreement				X

99.3	Extreme Networks, Inc. Restricted Stock Units Agreement				X

99.4	Enterasys Networks, Inc. 2013 Stock Plan	S-8	11/22/2013	99.1

99.5	Extreme Networks, Inc. 2013 Stock Plan	S-8	11/22/2013	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC. (Registrant)

/S/ JOHN KURTZWEIL
JOHN KURTZWEIL
Senior Vice President, Chief Financial Officer, and Chief Accounting Officer
February 6, 2014