Form 10-Q
period 2014-03-31
EXTREME NETWORKS INC
filed 2014-05-07
CIK 1078271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 ___________________________
Form 10-Q
 ___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at April 25, 2014 was 96,491,396.

EXTREME NETWORKS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2014

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$71,355	$95,803
Short-term investments	34,700	43,034
Accounts receivable, net of allowances of $2,150 at March 31, 2014 and $1,252 at June 30, 2013	94,187	47,642
Inventories	63,142	16,167
Deferred income taxes	846	386
Prepaid expenses and other current assets	16,552	5,749
Total current assets	280,782	208,781
Property and equipment, net	47,209	23,644
Marketable securities	—	66,776
Intangible assets, net	97,205	4,243
Goodwill	64,537	—
Other assets	18,061	7,980
Total assets	$507,794	$311,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$28,875	$—
Accounts payable	36,138	27,163
Accrued compensation and benefits	25,483	13,503
Restructuring liabilities	537	1,466
Accrued warranty	7,825	3,296
Deferred revenue, net	71,183	33,184
Deferred distributors revenue, net of cost of sales to distributors	24,217	17,388
Other accrued liabilities	26,326	16,502
Total current liabilities	220,584	112,502
Deferred revenue, less current portion	19,667	8,270
Long-term debt, less current portion	93,500	—
Other long-term liabilities	8,506	1,507
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 96,379,224 shares issued and outstanding at March 31, 2014 and 93,626,150 shares issued and outstanding at June 30, 2013	96	94
Additional paid-in-capital	837,499	821,331
Accumulated other comprehensive income (loss)	(76)	(1,377)
Accumulated deficit	(671,982)	(630,903)
Total stockholders’ equity	165,537	189,145
Total liabilities and stockholders’ equity	$507,794	$311,424
See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Net revenues:
Product	$109,891	$54,072	$290,001	$175,450
Service	31,871	14,131	74,260	44,431
Total net revenues	141,762	68,203	364,261	219,881
Cost of revenues:
Product	58,703	25,206	153,112	85,059
Service	12,204	5,060	26,742	16,171
Total cost of revenues	70,907	30,266	179,854	101,230
Gross profit:
Product	51,188	28,866	136,889	90,391
Service	19,667	9,071	47,518	28,260
Total gross profit	70,855	37,937	184,407	118,651
Operating expenses:
Research and development	24,265	9,381	53,098	30,954
Sales and marketing	44,703	20,644	108,033	64,764
General and administrative	11,278	6,288	29,401	18,292
Acquisition and integration costs	6,443	—	18,826	—
Restructuring (credit) charge, net of reversals	(6)	1,076	499	6,242
Amortization of intangibles	7,666	—	11,444	—
Litigation settlement (income) expense	(100)	2,450	(100)	2,029
Gain on sale of facilities	—	—	—	(11,539)
Total operating expenses	94,249	39,839	221,201	110,742
Operating (loss) income	(23,394)	(1,902)	(36,794)	7,909
Interest income	156	256	603	786
Interest expense	(764)	—	(1,288)	—
Other expense, net	(146)	(165)	(1,338)	(814)
(Loss) income before income taxes	(24,148)	(1,811)	(38,817)	7,881
Provision for income taxes	910	409	2,262	1,392
Net (loss) income	$(25,058)	$(2,220)	$(41,079)	$6,489
Basic and diluted net (loss) income per share:
Net (loss) income per share – basic	$(0.26)	$(0.02)	$(0.43)	$0.07
Net (loss) income per share – diluted	$(0.26)	$(0.02)	$(0.43)	$0.07
Shares used in per share calculation – basic	96,069	92,968	95,116	94,069
Shares used in per share calculation – diluted	96,069	92,968	95,116	95,094
 See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Net (loss) income:	$(25,058)	$(2,220)	$(41,079)	$6,489
Other comprehensive income, net of tax:
Available for sale securities:
Change in unrealized gains (losses) on available for sale securities, net of taxes	(95)	(55)	138	83
Reclassification of adjustment for realized net gains on available for sale securities included in net (loss) income	10	—	158	—
Net change in unrealized gains (losses) on available for sale securities, net of taxes	(85)	(55)	296	83
Net change in foreign currency translation adjustments	48	(150)	1,005	630
Other comprehensive income (loss)	(37)	(205)	1,301	713
Total comprehensive (loss) income	$(25,095)	$(2,425)	$(39,778)	$7,202
 See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net (loss) income	$(41,079)	$6,489
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	7,767	3,389
Amortization of intangible assets	18,937	1,168
Provision for (recovery of) doubtful accounts	898	(556)
Stock-based compensation	9,874	5,625
Loss (gain) on disposition of long lived assets, net	922	(11,451)
Other non-cash charges	1,345	1,284
Changes in operating assets and liabilities, net
Accounts receivable	(24,171)	(1,889)
Inventories	(13,313)	10,952
Prepaid expenses and other assets	(1,354)	1,363
Accounts payable	(5,404)	(9,101)
Accrued compensation and benefits	(1,764)	(2,526)
Restructuring liabilities	(929)	1,311
Deferred revenue	17,625	(708)
Other current and long term liabilities	29	1,653
Net cash (used in) provided by operating activities	(30,617)	7,003
Cash flows from investing activities:
Capital expenditures	(17,384)	(4,422)
Acquisition, net of cash acquired	(180,000)	—
Purchases of investments	(9,045)	(40,113)
Proceeds from maturities of investments and marketable securities	26,722	13,867
Proceeds from sales of investments and marketable securities	56,594	12,478
Purchases of intangible assets	—	(335)
Proceeds from sales of facilities	—	42,659
Net cash (used in) provided by investing activities	(123,113)	24,134
Cash flows from financing activities:
Borrowings under Revolving Facility	59,000	—
Borrowings under Term Loan	65,000	—
Repayment of Term Loan	(1,625)	—
Proceeds from issuance of common stock	6,296	2,539
Repurchase of common stock	—	(10,973)
Net cash provided by (used in) financing activities	128,671	(8,434)

Foreign currency effect on cash	611	293

Net (decrease) increase in cash and cash equivalents	(24,448)	22,996

Cash and cash equivalents at beginning of period	95,803	54,596
Cash and cash equivalents at end of period	$71,355	$77,592
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
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at March 31, 2014. The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for fiscal 2014 or any future periods.
On October 31, 2013, the Company completed the acquisition of Enterasys Networks, Inc., a Delaware corporation ("Enterasys"), whereby Enterasys became a wholly-owned subsidiary of the Company (see Note 2: Summary of Significant Accounting Policies - Business Combinations" and Note 4: "Business Combinations" for further discussion). The results of operations of Enterasys are included in the consolidated results of operations beginning October 31, 2013.

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

Business Combinations
The Company applies the acquisition method of accounting for business combinations, including its acquisition of Enterasys Networks, Inc. on October 31, 2013. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the completion of the transaction. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, intangibles and other asset lives, among other items. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. As a result, the Company may have been required to value the acquired assets at fair value measures that do not reflect its intended use of those assets. Use of different estimates and judgments could yield different results. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill. Although the Company believes the assumptions and estimates it has made are reasonable and appropriate, they are based in part on historical experience and information that may be obtained from the management of the acquired company and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company's consolidated statements of operations.
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

Intangible Assets

Intangibles assets are reviewed for impairment annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. License agreements are presented at cost, net of accumulated amortization and are amortized over their estimated useful life. The in-process research and development efforts are monitored regularly for completion and once they are completed, the Company will determine whether the asset will continue to be an indefinite-lived asset or it has become a finite lived asset and apply the appropriate accounting accordingly. The Company determines that its in-process research and development project is complete when all material research and development costs have been incurred and no significant risks remain. The Company reviews the carrying value of indefinite-lived intangible assets for impairment at least annually during the last quarter of the fiscal year, or more frequently if it believes indicators of impairment exist.

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
4. Business combinations

On October 31, 2013 (the “Acquisition Date”), the Company completed the acquisition of Enterasys, a privately held provider of wired and wireless network infrastructure and security solutions, for $180.0 million, net of cash acquired. The purchase price consideration was finalized in the quarter ended March 31, 2014. The Company also assumed outstanding options and restricted stock units of Enterasys at the Acquisition Date, all of which were unvested.

The acquisition has been accounted for using the acquisition method of accounting.  The purchase price has been allocated on a preliminary basis to tangible and intangible assets acquired and liabilities assumed.  The final purchase price allocation is pending the finalization of valuations, which may result in an adjustment to the preliminary purchase price allocation. Also, additional information which existed as of the acquisition date but was unknown to the Company at that time, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date, and may result in a change in the purchase price allocation.  While management believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill.

The Company is in the process of finalizing the purchase price allocation and may make adjustments to the allocation during the period up to the date the allocation is finalized ("measurement period"). The following table below summarizes the preliminary allocation of the tangible and identifiable intangible assets acquired and liabilities assumed as of October 31, 2013, as well as the adjustments made in the quarter ended March 31, 2014 (in thousands):

	Preliminary Allocation as of December 31, 2013	Change during three months ended March 31, 2014		Preliminary Allocation as of March 31, 2014
Cash	$4,969	$2,428	a	$7,397
Receivables	25,699	(2,428)	a	23,271
Inventory	33,662	—		33,662
Other current assets	8,888	—		8,888
Property and equipment	23,122	(1,829)	b	21,293
Identifiable intangible assets	108,900	—	c	108,900
In-process research and development	3,000	—		3,000
Deferred tax assets	9	—		9
Other assets	7,343	—		7,343
Goodwill	57,922	6,615		64,537
Current liabilities	(75,394)	(1,315)	b,d,e	(76,709)
Other long-term liabilities	(13,151)	(1,043)	b	(14,194)
Total purchase price allocation	$184,969	$2,428		$187,397
Less: Cash acquired from acquisition	(4,969)	(2,428)	a	(7,397)
Total purchase price consideration, net of cash acquired	$180,000	$—		$180,000

a.The Company finalized the working capital adjustment during the three months ended March 31, 2014, which led to a decrease of $2.4 million in receivables and a corresponding increase in cash. As a result of this adjustment, the

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

total cash acquired from the acquisition also increased by the same amount. The net effect of this adjustment is an increase in goodwill of $2.4 million.
b.The Company updated its preliminary estimate of the fair value of property and equipment which led to a decrease of $3.0 million in property and equipment with a corresponding increase in goodwill. The Company also updated the fair values of the asset retirement obligations and the related asset retirement assets which led to an increase in the fair value of property and equipment of $1.2 million and a corresponding increase in current liabilities and other long-term liabilities of $0.2 million and $1.0 million, respectively. The decrease in depreciation expense due to the change in fair value of property and equipment was immaterial for the quarter ended December 31, 2013.
c.During the three months ended March 31, 2014, there were no changes to the fair value of the identifiable intangible assets acquired. However, the Company revised the estimated useful life of Order backlog from 1.5 years to 1 year, which would have increased the amortization expense for the three months ended December 31, 2013 by $0.8 million to a total of $4.6 million amortization expense upon retrospective adjustment for such change in estimate.
d.The Company obtained new information regarding accruals for litigation and statutory tax assessment as of the acquisition date which led to an increase in the fair value of current liabilities of $0.7 million and a corresponding increase in goodwill.
e.The Company obtained new information regarding the existence of accrued liabilities as of the acquisition date which led to an increase in the fair value of accrued liabilities by $0.5 million with a corresponding increase in goodwill. The change in the fair value measurement for such accrued liabilities would have decreased operating expenses for three months ended December 31, 2013 by $0.5 million.
The measurement period adjustments above would have increased the reported net loss for the three month ended and six months ended December 31, 2013 by $0.4 million to $16.4 million. The Company does not believe that the measurement period adjustments have a significant impact on the condensed consolidated statement of operations, balance sheet or cash flows in any period and, therefore, we have not retrospectively adjusted our financial statements.
The purchase price has been allocated based on the preliminary estimates of the fair value of assets acquired and liabilities assumed as of the acquisition date. The Company also continues to analyze accounts receivables, inventory, other assets, current and long term liabilities and the tax implications of the acquisition of Enterasys which may ultimately impact the overall level of goodwill associated with the acquisition.
The following table presents details of the preliminary identifiable intangible assets acquired as part of the acquisition (in thousands):

Intangible Assets	Estimated Useful Life (in years)	Amount
Developed technology	3	$45,000
Customer relationships	3	37,000
Maintenance contracts	5	17,000
Trademarks	3	2,500
Order backlog	1	7,400
Total identifiable intangible assets	3	$108,900

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

The Company also has an indefinite-lived asset of $3.0 million which represents the fair value of in-process research and development activities.  The Company expects to complete such research and development efforts in the fourth quarter of fiscal 2014. Once the related research and development efforts are completed, the Company will determine whether the asset will continue to be an indefinite lived asset or it has become a finite lived asset and apply the appropriate accounting accordingly.

The results of operations of Enterasys are included in the consolidated results of operations beginning October 31, 2013. For the nine months ended March 31, 2014, $148.3 million of revenue and $27.5 million of operating income from Enterasys are included in the condensed consolidated statement of operations. The Company incurred $5.9 million of acquisition-related expenses for the nine months ended March 31, 2014. Such acquisition-related costs are included in

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

"Acquisition-integration expenses" on the condensed consolidated statement of operations. The costs, which the Company expensed as incurred, consist primarily of professional fees payable to financial and legal advisors.

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

The unaudited pro forma financial information for the nine months ended March 31, 2014 combines the results for Extreme for the nine months ended March 31, 2014, which include the results of Enterasys subsequent to the acquisition date, and the historical results for Enterasys for the three months ended September 30, 2013 and the month ended October 31, 2013. The unaudited pro forma financial information for the three and nine months ended March 31, 2013 combines the historical results for Extreme for those periods, with the historical results for Enterasys for the three and nine months ended March 31, 2013. The following table summarizes the pro forma financial information (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	March 31, 2013	March 31, 2014	March 31, 2013
Net revenues	$137,936	$463,600	$465,535
Net loss	$(21,166)	$(63,410)	$(35,999)
Net loss per share – basic and diluted	$(0.23)	$(0.66)	$(0.38)

5. Balance Sheet Accounts
Cash, Cash Equivalents, Short-Term Investments and Marketable Securities
Summary of Cash and Available-for-Sale Securities (in thousands)

	March 31, 2014	June 30, 2013
Cash	$70,668	$41,518

Cash equivalents	$687	$54,285
Short-term investments	34,700	43,034
Marketable securities	—	66,776
Total available-for-sale	$35,387	$164,095

Total cash, cash equivalents and available for sale securities	$106,055	$205,613

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available-for-Sale Securities
The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
March 31, 2014
Money market funds	$687	$687	$—	$—
U.S. corporate debt securities	34,579	34,700	121	—
	$35,266	$35,387	$121	$—
Classified as:
Cash equivalents	$687	$687	$—	$—
Short-term investments	34,579	34,700	121	—
	$35,266	$35,387	$121	$—
June 30, 2013
Money market funds	$54,285	$54,285	$—	$—
U.S. corporate debt securities	110,078	109,810	126	(394)
	$164,363	$164,095	$126	$(394)
Classified as:
Cash equivalents	$54,285	$54,285	$—	$—
Short-term investments	42,994	43,034	44	(4)
Marketable securities	67,084	66,776	82	(390)
	$164,363	$164,095	$126	$(394)

The amortized cost and estimated fair value of available-for-sale investments in debt securities at March 31, 2014, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$24,697	$24,803
Due in 1-2 years	7,553	7,568
Due in 2-5 years	3,016	3,016
Total investments in available for sale debt securities	$35,266	$35,387
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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income (loss) into earnings using the specific identification method. As of March 31, 2014, five out of twenty investment securities had unrealized losses. For investments that were in an unrealized loss position as of March 31, 2014, the Company recorded an other-than-temporary impairment loss of $10,000 during the three months ended March 31, 2014 as the Company intends to sell such securities. The Company had previously recorded an other-than-temporary impairment loss of $148,000 during the six months ended December 31, 2013, accordingly the total impairments recorded during the nine months ended March 31, 2014 is $158,000 as compared to none for the nine months ended March 31, 2013.
Long-Lived Assets
On September 11, 2012, the Company completed the sale of its corporate campus and accompanying 16 acres of land in Santa Clara, California for net cash proceeds of approximately $44.7 million and realized a gain of approximately $11.5 million.
Goodwill and Intangibles

As part of the acquisition of Enterasys, the Company acquired $64.5 million in goodwill which has been allocated to the Company's only reportable segment, the development and marketing of network infrastructure equipment.

The following table reflects the changes in the carrying amount of goodwill (in thousands):

Total
Balance as of September 30, 2013	$—
Addition due to acquisition of Enterasys (Note 4)	57,922
Balance as of December 31, 2013	$57,922
Purchase price allocation adjustments	6,615
Balance as of March 31, 2014	$64,537

The following tables present details of the Company’s intangible assets (in thousands):

March 31, 2014	Weighted average remaining amortization period	Gross	Accumulated amortization	Net
Intangible assets with finite lives:
Developed technology	2.4 years	$45,000	$6,736	$38,264
Customer relationships	2.6 years	37,000	5,139	31,861
Maintenance contracts	4.6 years	17,000	1,417	15,583
Trademarks	2.6 years	2,500	347	2,153
Order backlog	1.0 year	7,400	4,542	2,858
License agreements	10.9 years	10,447	7,971	2,476
Other intangibles	5.2 years	2,459	1,449	1,010
Total intangible assets with finite lives		121,806	27,601	94,205
In-process research and development, with indefinite life		3,000	—	3,000
Total		$124,806	$27,601	$97,205

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2013	Weighted average remaining amortization period	Gross	Accumulated amortization	Net
Intangible assets with finite lives:

License agreements	10.3 years	10,447	7,407	3,040
Other intangibles	5.8 years	2,459	1,256	1,203
Total intangible assets with finite lives		12,906	8,663	4,243

Amortization expense was $11.9 million and $18.9 million respectively, for the three and nine months ended March 31, 2014. Amortization expense was $0.4 million and $1.2 million respectively, for the three and nine months ended March 31, 2013. Of the total amount recognized, $4.4 million and $7.3 million for the three and nine months ended March 31, 2014 and $0.3 million and $1.0 million respectively for the three and nine months ended March 31, 2013, is included in "Cost of revenues for products" on the condensed consolidated statements of operations, while the remainder of the amortization expense is included in "Amortization of intangibles" on the condensed consolidated statement of operations. The amortization expense for developed technology, patents, license agreements and other intangibles is recognized in "Cost of revenues for products" on the condensed consolidated statement of operations. The estimated future amortization expense for finite lived intangibles to be recorded for each of the next five years is as follows (in thousands):

Fiscal year	Amount
2014 (remaining 3 months)	$9,540
2015	34,648
2016	31,286
2017	12,379
2018	3,682
2019	1,415
Thereafter	1,255
Total	$94,205
Deferred Revenue, Net
Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenue when the revenue recognition criteria have not been met. The following table summarizes deferred revenue, net at March 31, 2014 and June 30, 2013, respectively (in thousands):

	March 31, 2014	June 30, 2013
Deferred services	$84,206	$38,003
Deferred product and other revenue	6,644	3,451
Total deferred revenue	90,850	41,454
Less: current portion	71,183	33,184
Non-current deferred revenue, net	$19,667	$8,270

The Company offers for sale to its customers, renewable support arrangements, including extended warranty contracts that range from one to five years. Deferred support revenue is included within deferred revenue, net within the services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Balance beginning of period	$81,485	$35,797	$38,003	$37,461
Assumed from acquisition	—	—	35,879	—
New support arrangements	30,986	14,431	77,475	41,745
Recognition of support revenue	(28,265)	(13,420)	(67,151)	(42,398)
Balance end of period	84,206	36,808	84,206	36,808
Less: current portion	64,539	28,801	64,539	28,801
Non-current deferred revenue	$19,667	$8,007	$19,667	$8,007

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
The following table summarizes deferred distributors revenue, net of cost of sales to distributors at March 31, 2014 and June 30, 2013, respectively (in thousands):

	March 31, 2014	June 30, 2013
Deferred distributors revenue	$31,070	$22,411
Deferred cost of sales to distributors	(6,853)	(5,023)
Deferred distributors revenue, net of cost of sales to distributors	$24,217	$17,388

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt
The Company's debt is comprised of the following:

March 31, 2014
Current portion of long-term debt:
Term Loan	4,875
Revolving Facility	24,000
Current portion of long-term debt	28,875

Long-term debt, less current portion:
Term Loan	58,500
Revolving Facility	35,000
Total long-term debt, less current portion	93,500
Total debt	122,375

On October 31, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) which provides for a $60 million five-year revolving credit facility (the “Revolving Facility”) and a $65 million five-year term loan (the “Term Loan”) and together with the Revolving Facility (the “Senior Secured Credit Facilities”).  The proceeds from the Term Loan were used to pay a portion of the purchase price in the acquisition of all of the issued and outstanding capital stock of Enterasys. The company also drew $35 million of the Revolving Facility to pay a portion of the purchase price and subsequently drew $24 million in the third quarter of fiscal 2014 to fund working capital requirements. Such additional draw of $24 million was repaid as of the filing date of this Form 10-Q.
Borrowings under the Senior Secured Credit Facilities bear interest, at the Company's election, at a rate per annum equal to an agreed to applicable margin plus (a) the higher of (x) the prime rate in effect on such day or (y) the federal funds effective rate in effect on such day plus 0.50%, or (b) an adjusted Libor rate. In addition, the Company is required to pay a commitment fee of between 0.375% and 0.50% quarterly (currently 0.50%) on the unused portion of the Revolving Facility, also based on the Company’s Consolidated Leverage Ratio.  Principal installments are payable on the Term Loan in varying percentages quarterly starting December 31, 2013 and to the extent not previously paid, all outstanding balance to be paid at maturity. If not repaid before maturity, the draws on the Revolving Facility shall be repaid on the maturity date. The Senior Secured Credit Facilities are secured by substantially all of the Company’s assets and are jointly and severally guaranteed by the Company and certain of its subsidiaries.
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
Guarantees and Product Warranties
Upon issuance of a standard product warranty, the Company discloses and recognizes a liability for the obligation it assumes under the warranty. The following table summarizes the activity related to the Company’s product warranty liability during the three and nine months ended March 31, 2014 and 2013:

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Balance beginning of period	$7,479	$2,971	$3,296	$2,871
Assumed from acquisition	—	—	3,732	—
New warranties issued	1,824	1,257	4,782	4,761
Warranty expenditures	(1,478)	(1,332)	(3,985)	(4,736)
Balance end of period	$7,825	$2,896	$7,825	$2,896

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
The following table sets forth major customers accounting for 10% or more of our net revenue:

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Tech Data	16%	11%	12%	*
Westcon Group Inc.	14%	19%	13%	10%
Scansource, Inc.	*	10%	*	*

* Less than 10% of revenue

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Fair Value Measurements

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

March 31, 2014	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Money market funds	$687	$—	$—	$687
Corporate notes/bonds	—	34,700	—	34,700
Foreign currency forward contracts	—	7	—	7
Total	$687	$34,707	$—	$35,394

June 30, 2013	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Money market funds	$54,285	$—	$—	$54,285
Corporate notes/bonds	—	109,810	—	109,810
Foreign currency forward contracts	—	21	—	21
Total	$54,285	$109,831	$—	$164,116
Level 2 investment valuations are based on inputs such as quoted market prices of similar instruments, dealer quotations or valuations provided by alternative pricing sources supported by observable inputs. These generally include U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and nine months ended March 31, 2014. There were no liabilities as of March 31, 2014 that were being measured using fair value on a recurring basis.

7. Share-based Compensation
Share-based compensation expense recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Cost of product revenue	$268	$118	$568	$413
Cost of service revenue	420	61	623	304
Research and development	1,419	268	2,559	988
Sales and marketing	1,765	756	3,614	2,051
General and administrative	970	638	2,510	1,869
Total share-based compensation expense	$4,842	$1,841	$9,874	$5,625
During the three and nine months ended March 31, 2014 and 2013, the Company did not capitalize any stock-based compensation expense in inventory, as the amounts were immaterial. The income tax benefit for share-based compensation expense was immaterial in the three and nine months ended March 31, 2014 and 2013.
The weighted-average grant-date per share fair value of options granted during the three months ended March 31, 2014 and 2013 was $2.71 and $1.72, respectively. The weighted-average estimated per share fair value of shares purchased under the Company’s 1999 Employee Stock Purchase Plan (“ESPP”) during the three months ended March 31, 2014 and 2013 was $1.62 and $0.86, respectively.
The weighted-average grant-date per share fair value of options granted during the nine months ended March 31, 2014 and 2013 was $2.39 and $2.71, respectively. The weighted-average estimated per share fair value of shares purchased under the ESPP during the nine months ended March 31, 2014 and 2013 was $1.44 and $0.88, respectively.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under all plans for the nine months ended March 31, 2014:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000’s)
Options outstanding at June 30, 2013	9,145	$3.66
Granted	6,097	$5.22
Exercised	(1,676)	$3.60		$1,036
Cancelled	(1,323)	$4.92
Options outstanding at March 31, 2014	12,243	$4.31	5.50	$18,367
Exercisable at March 31, 2014	3,926	$3.78	3.80	$8,040
Vested and expected to vest at March 31, 2014	11,247	$4.28	5.42	$17,301
Included in the options granted above are 4.2 million options, assumed in connection with the acquisition of Enterasys on October 31, 2013, with an exercise price of $5.30.
Stock Awards
Stock awards may be granted under the 2013 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock which vests over a fixed period.

The following table summarizes stock award activity for the nine months ended March 31, 2014:

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value	Aggregate Fair Market Value ($000's)
Non-vested stock outstanding at June 30, 2013	2,686	$3.09
Granted	5,037	$5.56
Vested	852	$3.51	$4,982
Cancelled	515	$2.62
Non-vested stock outstanding at March 31, 2014	9,090	$4.47

Included in the restricted stock units granted above are 2.7 million restricted stock units assumed in connection with the acquisition of Enterasys on October 31, 2013, with an acquisition-date fair value of $5.30.
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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Stock Option Plan		Employee Stock Purchase Plan		Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Expected life	5 years	4 years	0.25 years	0.25 years	4 years	5 years	0.25 years	0.25 years
Risk-free interest rate	1.41%	0.72%	0.09%	0.10%	1.23%	0.71%	0.10%	0.07%
Volatility	57%	62%	57%	42%	56%	60%	51%	53%
Dividend yield	—%	—%	—%	—%	—%	—%	—%	—%
The Company is required to estimate the expected forfeiture rate and only recognize expense on a straight-line method for those shares expected to vest.
8. Common Stock Repurchases
On September 28, 2012, the Company's Board of Directors approved a share repurchase program for a maximum of $75 million which may be purchased over a three year period in the open market or in privately negotiated transactions. Since the inception of the program, 4.1 million shares have been repurchased for a total purchase price of $14.5 million and $60.5 million of the authorized amount is remaining. All repurchased shares will be retired and included in the Company's authorized but unissued shares. During the three and nine months ended March 31, 2014, the Company did not repurchase any shares of common stock.
9. Commitments and Contingencies
Purchase Commitments
The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. The arrangements allow them to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to the purchase of long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of March 31, 2014, the Company had non-cancelable commitments to purchase approximately $52.5 million of such inventory.
Legal Proceedings
The Company may from time to time be party to litigation arising in the course of its business, including, without limitation, allegations relating to commercial transactions, business relationships or intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Litigation in general and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict.
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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intellectual Property Litigation
Relay IP Inc.
On May 3, 2013, Relay IP, Inc. filed suit against the Company in the United States District Court for the District of Delaware, Civil Action case number 13-775 (Extreme Case). Further on May 6, 2013 they also filed a similar suit against Enterasys in the same court, Civil Action case number 13-774.The complaint alleges infringement based on the Company's testing of its own equipment and inducing its customers to infringe U.S. Patent No. 5,331,637 and seeks unspecified monetary damages. An answer was filed on both cases in July, 2013. The suit is one of approximately 40 nearly simultaneous suits filed by Relay IP against numerous networking equipment manufacturers, suppliers, operators, and users including Cisco Systems, Hewlett-Packard, Juniper Networks, Avaya, Extreme and Enterasys. The Company denies the claims and intends to vigorously defend itself in both cases.
ReefEdge
On September 17, 2012, ReefEdge filed suit against Enterasys in the United States District Court for the District of Delaware alleging certain of the company's products (wireless controllers and wireless access points), infringe three ReefEdge U.S. patents (6633761, 6975864, 7197308). ReefEdge, a non-practicing entity, sought injunctive relief as well as monetary damages, costs, expenses and attorney fees, although there was no quantified amount sought. Extreme assumed this litigation as part of the acquisition of Enterasys. As of the date of this filing, the parties reached a settlement which required the Company to pay an immaterial amount.
Indemnification Obligations
Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals' reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of these claims. The cost to defend the Company and the named individuals could have a material adverse effect on its consolidated financial position, results of operations and cash flows in the future. Recovery of such costs under its directors and officers insurance coverage is uncertain. As of March 31, 2014, the Company had no outstanding indemnification claims.
10. Income Taxes
For the three and nine months ended March 31, 2014, the Company recorded an income tax provision of $0.9 million and $2.3 million, respectively. For the three and nine months ended March 31, 2013, the Company recorded an income tax provision of $0.4 million and 1.4 million, respectively.
The income tax provisions for the three and nine months ended March 31, 2014 and 2013 consisted primarily of taxes on the income of our foreign subsidiaries as well as .U.S. state income taxes. The income tax provision for the three and nine months ended March 31, 2014 also includes an expense related to a deferred tax liability for the amortization of goodwill recorded as a result of the acquisition of Enterasys. The income tax provisions for both fiscal years were calculated based on the actual results of operations for the three and nine months ended March 31, 2014 and 2013, and therefore do not reflect the annual effective tax rate.
The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets as well as substantially all of the acquired Enterasys foreign entities’ deferred tax assets. No valuation allowance has been established against the non-U.S. deferred tax assets of the legacy Extreme Networks, Inc. foreign subsidiaries. A valuation allowance is determined by assessing both negative and positive evidence to determine whether it is “more likely than not” that the deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. The Company's inconsistent earnings in recent periods, coupled with the Company's inability to forecast greater than one quarter in advance and the cyclical nature of its business represent sufficient negative evidence to require a full valuation allowance against its U.S. federal and state net deferred tax assets as well as the above mentioned foreign jurisdictions. This valuation allowance will be evaluated periodically and can be reversed partially or in whole if business results and the economic environment have sufficiently improved to support realization of some or all of the Company's deferred tax assets.
The acquisition of Enterasys included a U.S. parent company as well as its wholly-owned domestic and foreign subsidiaries. The Company has elected to treat this stock acquisition as an asset purchase by filing the required election forms under IRC Sec 338(h)(10). The Company has preliminarily estimated the value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. During the current period, the Company deducted $1.7 million of tax amortization expense related to capitalized goodwill. As of March 31, 2014, the Company recorded a deferred tax liability of $0.6

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million related to this amortization which is not considered a future source of taxable income in evaluating the need for a valuation allowance against our deferred tax assets.
The Company had $10.9 million of unrecognized tax benefits as of March 31, 2014. The future impact of the unrecognized tax benefit of $10.9 million, if recognized, is as follows: approximately $0.3 million would impact the effective tax rate, and approximately $10.6 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. It is reasonably possible that the amount of unrealized tax benefit could decrease by approximately $0.1 million during the next twelve months due to the expiration of the statute of limitations in certain foreign jurisdictions.
Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Condensed Consolidated Statements of Operations and were immaterial for the three and nine months ended March 31, 2014 and 2013. Accrued interest and penalties were $0.1 million and $0.1 million as of March 31, 2014 and 2013, respectively.
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

The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Net (loss) income	$(25,058)	$(2,220)	$(41,079)	$6,489
Weighted-average shares used in per share calculation – basic	96,069	92,968	95,116	94,069
Incremental shares using the treasury stock method:
Stock options	—	—	—	391
Restricted stock units	—	—	—	526
Employee Stock Purchase Plan	—	—	—	108
Weighted -average share used in per share calculation – diluted	96,069	92,968	95,116	95,094
Net (loss) income per share – basic	$(0.26)	$(0.02)	(0.43)	0.07
Net (loss) income per share – diluted	$(0.26)	$(0.02)	(0.43)	0.07
Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan. Weighted stock options outstanding with an exercise price higher than the Company's average stock price for the periods presented are excluded from the calculation of diluted net income per share since the effect of including them would have been anti-dilutive due to the net income position of the Company during the periods presented. For the three months ended March 31, 2014 and 2013, the Company excluded 4.4 million and 7.1 million outstanding weighted average stock options and awards, respectively, from the calculation of diluted earnings per common share because they would have been anti-dilutive.  For the nine months ended March 31, 2014 and 2013, the Company excluded 3.6 million and 7.2 million outstanding weighted average stock options and awards, respectively, from the calculation of diluted earnings per common share because they would have been anti-dilutive.
12. Restructuring Charges
As part of the Company's on-going restructuring efforts, during the second quarter of fiscal year 2013, the Company initiated a plan to reduce its worldwide headcount by 13%, consolidate specific global administrative functions, and shift certain operating costs to lower cost regions, among other actions. Restructuring expense was $0.0 million and $0.5 million in the three and nine months ended March 31, 2014. Restructuring expense was $1.1 million and $6.2 million in the three and nine months ended March 31, 2013.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes restructuring activities for the nine months ended March 31, 2014:

	Termination Benefits (1)	Contract Termination	Other Cost	Total
Balance at June 30, 2013	$1,217	$—	$249	$1,466
Assumed from acquisition	—	127	—	127
Period charges	110	628	82	820
Period reversals	(309)	(11)	(1)	(321)
Period payments	(949)	(275)	(331)	(1,555)
Restructuring liabilities at March 31, 2014	$69	$469	$(1)	$537

(1) Termination benefits generally include severance, outplacement services and health insurance coverage.

13. Foreign Exchange Forward Contracts
The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The Company records all derivatives on the balance sheet as Other Assets, Net at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. At March 31, 2014, these forward foreign currency contracts had a notional principal amount of $7.2 million and an immaterial unrealized gain on foreign exchange contracts. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses from operations were a $0.1 million loss and a $1.2 million loss for the three and nine months ended March 31, 2014, respectively. Foreign currency transaction gains and losses from operations were a $0.1 million loss and an immaterial gain for the three and nine months ended March 31, 2013, respectively.

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
The Company attributes revenues to geographic regions primarily based on the customer's ship-to location. Information regarding geographic areas is as follows (in thousands):

	Three Months Ended		Nine Months Ended
Net Revenues:	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Americas:
United States	$59,896	$21,609	$141,576	$69,545
Other	12,082	6,414	37,816	26,959
Total Americas	71,978	28,023	179,392	96,504
EMEA	54,113	28,481	146,175	85,700
APAC	15,671	11,699	38,694	37,677
Total net revenues	$141,762	$68,203	$364,261	$219,881

Substantially all of the Company’s assets were attributable to North America operations at March 31, 2014 and June 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may” “expect” or “believe” . These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Quarterly Report on Form 10-Q for the third quarter of fiscal 2014, our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; the timing of any recovery in the global economy; risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products; and our ability to receive the anticipated benefits of the acquisition of Enterasys.

Business Overview
We are a leading provider of network infrastructure equipment and services for enterprises, data centers, and service providers. We were incorporated in California in May 1996 and reincorporated in Delaware in March 1999. The shares of Extreme Networks, Inc. (EXTR) began trading on NASDAQ on April 1999. Our corporate headquarters are located in San Jose, California. We develop and sell network infrastructure equipment to our enterprise, data center and telecommunications service provider customers.
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
Highly scaled and differentiated products and solutions: Our combined product portfolio spans data center networking, switching and routing, Software-Defined Networking (SDN), wired and wireless LAN access, network management and security. This broader solutions portfolio can be leveraged to better serve existing and new customers. We will continue to enhance and support the product roadmaps of both companies going forward to protect the investments of customers and avoid any disruption to their businesses. We intend to significantly increase research and development to accelerate our vision for high-performance, modular, open networking.
Leading customer service and support: We are working to augment our current outsourced support model by integrating Enterasys' in-sourced expertise, building on Enterasys' award-winning heritage and strong commitment to exceptional customer experience. As a result, our expanded global network of channel partners and distributors will benefit from expanded services and support capabilities.
Strong Channels and Strategic Partners: Our focus will be to leverage the capabilities of the combined company and expand existing partnerships as well as continue to add new strategic partnerships in the future. Additionally, we will increase our focus on partnering with distributors and channel partners globally. The goal will be to develop and enhance relationships that grow our revenue and profits as well as the revenue and profits of our alliance and channel partners. At the same time, we are investing in infrastructure to make doing business with us easier and more efficient.
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

Results of Operations
During the third quarter of fiscal 2014, we achieved the following results:

•	Net revenues of $141.8 million compared to net revenues of $68.2 million in the third quarter of fiscal 2013.

•	Product revenues of $109.9 million compared to product revenues of $54.1 million in the third quarter of fiscal 2013.

•	Service revenues of $31.9 million compared to service revenues of $14.1 million in the third quarter of fiscal 2013.

•	Total gross margin of 50% of net revenues compared to total gross margin of 56% of net revenues in the third quarter of fiscal 2013.

•	Operating loss of $23.4 million compared to operating loss of $1.9 million in the third quarter of fiscal 2013.

•	Net loss of $25.1 million compared to net loss of $2.2 million in the third quarter of fiscal 2013.

•
Cash flow used in operating activities of $30.6 million in the nine months ended March 31, 2014 compared to cash flow provided by operating activities of $7.0 million in the nine months ended March 31, 2013.

•
Cash and cash equivalents, short-term investments and marketable securities decreased by $99.6 million to $106.1 million as of March 31, 2014 from $205.6 million as of June 30, 2013, primarily due to cash used to fund a portion of the acquisition of Enterasys offset by $24 million additional borrowings from the Revolving Facility.

We operate in three regions: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East, and Africa; and APAC which includes Asia Pacific, South Asia, India, and Australia.

The following table presents the total net revenue geographically for the three and nine months ended March 31, 2014 and March 31, 2013, respectively (dollars in thousands):

	Three Months Ended				Nine Months Ended
Net Revenues	March 31, 2014	March 31, 2013	$ Change	% Change	March 31, 2014	March 31, 2013	$ Change	% Change
Americas:
United States	$59,896	$21,609	$38,287	177.2%	$141,576	$69,545	$72,031	103.6%
Other	12,082	6,414	5,668	88.4%	37,816	26,959	10,857	40.3%
Total Americas	71,978	28,023	43,955	156.9%	179,392	96,504	82,888	85.9%
Percentage of net revenue	51.0%	41.1%			49.2%	43.9%
EMEA	54,113	28,481	25,632	90.0%	146,175	85,700	60,475	70.6%
Percentage of net revenue	38.2%	41.8%			40.1%	39.0%
APAC	15,671	11,699	3,972	34.0%	38,694	37,677	1,017	2.7%
Percentage of net revenue	11.1%	17.2%			10.6%	17.1%
Total net revenues	$141,762	$68,203	$73,559	107.9%	$364,261	$219,881	$144,380	65.7%

Net Revenues
The following table presents net product and service revenue for the three and nine months ended March 31, 2014 and March 31, 2013, respectively (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2014	March 31, 2013	$ Change	% Change	March 31, 2014	March 31, 2013	$ Change	% Change
Net Revenues:
Product	$109,891	$54,072	$55,819	103.2%	$290,001	$175,450	$114,551	65.3%
Percentage of net revenue	77.5%	79.3%			79.6%	79.8%
Service	31,871	14,131	17,740	125.5%	74,260	44,431	29,829	67.1%
Percentage of net revenue	22.5%	20.7%			20.4%	20.2%
Total net revenues	$141,762	$68,203	$73,559	107.9%	$364,261	$219,881	$144,380	65.7%

Product revenue increased $55.8 million or 103.2% in the third quarter of fiscal 2014 compared to the corresponding period of fiscal 2013. Product revenue increased $114.6 million or 65.3% in the nine months ending March 31, 2014 compared to the corresponding period of fiscal 2013. In the three and nine months ending March 31, 2014, there was a significant increase in the number of customers and products sold during the period due to our acquisition of Enterasys in the second quarter of fiscal 2014. This resulted in a significant increase in our product revenue in all regions.
Service revenue increased $17.7 million or 125.5% in the third quarter of fiscal 2014 and $29.8 million or 67.1% in the nine months ended March 31, 2014 compared to the corresponding period of fiscal 2013. The increase in service revenue for the three and nine months ended March 31, 2014 was due to an increase in service maintenance contracts and professional service and training revenues due to our acquisition of Enterasys in the second quarter of fiscal 2014.
Cost of Revenue and Gross Profit
The following table presents the gross profit on product and service revenue and the gross profit percentage of product and service revenue for the three and nine months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2014	March 31, 2013	$ Change	% Change	March 31, 2014	March 31, 2013	$ Change	% Change
Gross profit:
Product	$51,188	$28,866	$22,322	77.3%	$136,889	$90,391	$46,498	51.4%
Percentage of product revenue	46.6%	53.4%			47.2%	51.5%
Service	19,667	9,071	10,596	116.8%	47,518	28,260	19,258	68.1%
Percentage of service revenue	61.7%	64.2%			64.0%	63.6%
Total gross profit	$70,855	$37,937	$32,918	86.8%	$184,407	$118,651	$65,756	55.4%
Percentage of net revenue	50.0%	55.6%			50.6%	54.0%

Cost of product revenue includes costs of materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, amortization expense for developed technology, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans, and document control. We outsource substantially all of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, document control and distribution in San Jose, California; Salem, New Hampshire; China, and Taiwan.
Product gross margin decreased to 46.6% in the third quarter of fiscal 2014 from 53.4% in the third quarter of fiscal 2013 and decreased to 47.2% in the nine months ended March 31, 2014 from 51.5% in the nine months ended March 31, 2013. The decrease in product gross margin for the three and nine months ended March 31, 2014 was primarily due to a $1.9 million and

$11.1 million charge for three and nine months ended March 31, 2014, respectively, related to a portion of the release of the step-up value for inventory as required by business combination accounting, $9.0 million and $12.8 million increase for the three and nine months ended March 31, 2014, respectively, in the amortization of the developed technology intangibles from the acquisition of Enterasys during the second quarter of fiscal 2014 and increased stock compensation expenses for the quarter ended March 31, 2014 as compared to the corresponding periods of fiscal 2013. Such increases for the nine months ended March 31, 2014 were offset by lower excess and obsolete inventory charges as compared to corresponding period of fiscal 2013.
Our cost of service revenue consists primarily of personnel, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross margin decreased to 61.7% from 64.2% in the third quarter of fiscal 2014 and increased to 64.0% from 63.6% during the nine months ended March 31, 2014 as compared to the corresponding periods of fiscal 2013. The service gross margin for the three ended March 31, 2014 decreased primarily due to higher personnel, overhead and travel cost as a result of our acquisition of Enterasys during the second quarter of fiscal 2014. The service gross margin for the nine months ended March 31, 2014, increased primarily due to cost reduction initiatives partially offset by the increased cost of revenues from the acquisition of Enterasys.
Operating Expenses
The following table presents operating expenses and operating income (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2014	March 31, 2013	$ Change	% Change	March 31, 2014	March 31, 2013	$ Change	% Change
Research and development	$24,265	$9,381	$14,884	158.7%	$53,098	$30,954	$22,144	71.5%
Sales and marketing	44,703	20,644	24,059	116.5%	108,033	64,764	43,269	66.8%
General and administrative	11,278	6,288	4,990	79.4%	29,401	18,292	11,109	60.7%
Acquisition and integration costs	6,443	—	6,443	100.0%	18,826	—	18,826	100.0%
Restructuring (credit) charge, net of reversals	(6)	1,076	(1,082)	100.6%	499	6,242	(5,743)	(92.0)%
Amortization of intangibles	7,666	—	7,666	100.0%	11,444	—	11,444	100.0%
Litigation settlement (income) expense	(100)	2,450	(2,550)	104.1%	(100)	2,029	(2,129)	104.9%
Gain on sale of facilities	—	—	—	—%	—	(11,539)	11,539	(100.0)%
Total operating expenses	$94,249	$39,839	$54,410	136.6%	$221,201	$110,742	$110,459	99.7%
Operating income (loss)	$(23,394)	$(1,902)	$(21,492)	1,130.0%	$(36,794)	$7,909	$(44,703)	(565.2)%

The following table highlights our operating expenses and operating income as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Research and development	17.1%	13.8%	14.6%	14.1%
Sales and marketing	31.5%	30.3%	29.7%	29.5%
General and administrative	8.0%	9.2%	8.1%	8.3%
Acquisition and integration costs	4.5%	—%	5.2%	—%
Restructuring (credit) charge, net of reversals	—%	1.6%	0.1%	2.8%
Amortization of intangibles	5.4%	—%	3.1%	—%
Litigation settlement (income) expense	(0.07)%	3.6%	(0.03)%	0.9%
Gain on sale of facilities	—%	—%	—%	(5.3)%
Total operating expenses	66.4%	58.5%	60.8%	50.3%
Operating income (loss)	(16.5)%	(2.8)%	(10.1)%	3.6%
Research and Development Expenses
Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products.
Research and development expenses increased by $14.9 million, or 158.7% in the third quarter of fiscal 2014 and $22.1 million or 71.5% for the nine months ended March 31, 2014 as compared to the corresponding periods of fiscal 2013. The increase in research and development expenses for the three and nine months ended March 31, 2014 was primarily due to increased personnel costs and higher occupancy costs as a result of our acquisition of Enterasys in the second quarter of fiscal 2014.
Sales and Marketing Expenses
Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses.
Sales and marketing expenses increased by $24.1 million, or 116.5% in the third quarter of fiscal 2014 and $43.3 million or 66.8% for the nine months ended March 31, 2014 as compared to the corresponding periods of fiscal 2013. The increase in sales and marketing expenses for the three and nine months ended March 31, 2014 was primarily due to increased personnel costs as well as spending on additional sales and marketing programs, each as a result of our acquisition of Enterasys in the second quarter of fiscal 2014.
General and Administrative Expenses
General and administrative expenses increased by $5.0 million, or 79.4% in the third quarter of fiscal 2014 and $11.1 million or 60.7% for the nine months ended March 31, 2014, compared to the corresponding periods of fiscal 2013. The increase in general and administrative expenses during the three and nine months ending March 31, 2014, compared to the corresponding periods of fiscal 2013, was primarily due to higher personnel and travel costs and higher occupancy costs as a result of our acquisition of Enterasys in the second quarter of fiscal 2014.
Acquisition and Integration Costs
As a result of our acquisition of Enterasys, we incurred $6.4 million and $18.8 million of acquisition and integration costs during the third quarter and nine months ended March 31, 2014. Of the total $6.4 million expense during the three months ended March 31, 2014, $6.3 million were related to integration costs and the remaining $0.1 million expense was related to acquisition costs. Of the total $18.8 million expense for the nine months ended March 31, 2014, $12.9 million expense related to integration costs and the remaining $5.9 million expense related to acquisition costs. The Company expects to incur integration costs for the next two years.
Restructuring (Credit) Charge, Net of Reversals
Restructuring charges decreased by $1.1 million in the third quarter of fiscal 2014 and by $5.7 million in the nine months ended March 31, 2014 compared to the corresponding periods of fiscal 2013.  During the second quarter of fiscal 2013, we initiated a plan to reduce our worldwide headcount by 13%, consolidate specific global administrative functions, and shift certain operating costs to lower cost regions, among other actions. The Company has substantially expensed all of the costs associated with this initiative. As of March 31, 2014, we had restructuring liabilities of $0.5 million, which we anticipate paying by the end of fiscal 2015.

Amortization of intangibles

During the three and nine months ended March 31, 2014, we recorded $7.7 million and $11.4 million of amortization, primarily for certain intangibles related to the acquisition of Enterasys.

Litigation Settlement (Income) Expense
During the third quarter of fiscal 2014, the Company received $0.1 million from the settlement of a property lease litigation matter.
During the third quarter of fiscal 2013, we recognized a litigation charge of $2.5 million related to a settlement agreement with Enterasys entered into prior to the acquisition.
Gain on Sale of Facilities
During the first quarter of fiscal 2013, we completed the sale of our corporate campus and accompanying 16 acres of land in Santa Clara, California for net cash proceeds of approximately $44.7 million. We realized a gain of approximately $11.5 million in connection with this transaction.

Interest Expense

During the three and nine months ended March 31, 2014 we recorded $0.8 million and $1.3 million interest expense related to the Credit Facility that the Company entered into on October 31, 2013 to fund the acquisition of Enterasys.
Other Expense, Net
Other expense, net increased by $0.0 million in the third quarter of fiscal 2014 and by $0.5 million for the nine months ended March 31, 2014 compared to the corresponding periods of fiscal 2013.  The increase in other expense, net was primarily due to losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. dollars. For the nine months ended March 31, 2014, we had an additional increase from an other-than-temporary impairment loss of $158,000, recorded as the Company intends to sell its investments in the near future.
Provision for Income Taxes
For the three and nine months ended March 31, 2014, we recorded an income tax provision of $0.9 million and $2.3 million, respectively. For the three and nine months ended March 31, 2013, we recorded an income tax provision of $0.4 million and $1.4 million, respectively.
The income tax provisions for the three and nine months ended March 31, 2014 and 2013 consisted primarily of taxes on the income of our foreign subsidiaries as well as U.S. state income taxes. The income tax provision for the three and nine months ended March 31, 2014 also includes an expense related to a deferred tax liability for the amortization of goodwill recorded as a result of the acquisition of Enterasys in the second quarter of fiscal 2014.

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

Business Combinations
We apply the acquisition method of accounting for business combinations, including our acquisition of Enterasys Networks, Inc. on October 31, 2013. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the completion of each transaction. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, intangibles and other asset lives, among other items. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. As a result, we may have been required to value the acquired assets at fair value measures that do not reflect its intended use of those assets. Use of different estimates and judgments could yield different results. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill. Although we believe the assumptions and estimates we have made are reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
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

New Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). This ASU provides guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. The ASU generally provides that an entity's unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. We intend to adopt this standard prospectively in the first quarter of its fiscal year ending June 30, 2015. We do not believe this updated standard will have a material impact on our consolidated financial statements.

Liquidity and Capital Resources
The following summarizes information regarding our cash, investments, and working capital (in thousands):

	March 31, 2014	June 30, 2013
Cash and cash equivalent	$71,355	$95,803
Short-term investments	34,700	43,034
Marketable securities	—	66,776
Total cash and investments	$106,055	$205,613
Working capital	$60,198	$96,279

As of March 31, 2014, our principal sources of liquidity consisted of cash, cash equivalents and investments of $106.1 million, net accounts receivable of $94.2 million and borrowings from the Revolving Facility under which the Company had $1.0 million of availability at March 31, 2014. Our principal uses of cash will include repayments of debt and related interest, purchase of finished goods inventory from our contract manufacturers, payroll, restructuring expenses and other operating expenses related to the development, marketing of our products, purchases of property and equipment and repurchases of our common stock. We believe that our $106.1 million of cash and cash equivalents and investments at March 31, 2014 along with the availability of borrowings from the Revolving Facility will be sufficient to fund our principal uses of cash for at least the next 12 months including the repayment of the additional borrowings of $24 million from the Revolving Facility.
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
Key Components of Cash Flows and Liquidity
A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Nine Months Ended
	March 31, 2014	March 31, 2013
Net cash (used in) provided by operating activities	$(30,617)	$7,003
Net cash (used in) provided by investing activities	$(123,113)	$24,134
Net cash provided by (used in) financing activities	$128,671	$(8,434)
Foreign currency effect on cash	$611	$293
Net (decrease) increase in cash and cash equivalents	$(24,448)	$22,996
Net Cash Provided by Operating Activities
Cash flows from operations decreased by $37.6 million in the nine months ending March 31, 2014 compared to the corresponding period of fiscal 2013 primarily due to the post acquisition increase in accounts receivables, increase in inventory balances and timing of inventory receipts to bring the inventory levels in line with the near term demand and an increase in post-acquisition accounts payable balance and the timing of payments. Such decreases were partially offset by $4.9 million cash received as tenant incentives from the landlords of existing leased facilities which the Company used towards leasehold improvements.
Net Cash Provided by Investing Activities
Cash flow used in investing activities in the nine months ending March 31, 2014 was $123.1 million, comprised of $180.0 million net cash used for the acquisition of Enterasys, purchases of investments of $9.0 million, $17.4 million used to purchase property and equipment offset by proceeds of $26.7 million from the maturities of investments and proceeds of $56.6 million from the sale of investments.
Net Cash Provided by Financing Activities
Cash flow provided by financing activities in the nine months ending March 31, 2014 was $128.7 million, comprised of issuance of Term Loan of $65.0 million and a draw on the Revolving Facility of $35 million used for the acquisition of Enterasys, an additional draw of $24 million on the Revolving Facility during the quarter ended March 31, 2014 for working capital requirements, $6.3 million proceeds from the exercise of stock options and purchases of shares of our common stock under the ESPP, net of taxes paid on vested and released stock awards offset by $1.6 million of cash used for repayment of debt.
Contractual Obligations
The following summarizes our contractual obligations at March 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Debt obligations	$122,375	$28,875	$26,000	$67,500	$—
Interest on debt obligations	9,371	2,598	4,505	2,268	—
Non-cancellable inventory purchase commitments	52,451	52,451	—	—	—
Non-cancellable operating lease obligations	39,861	8,269	10,374	8,267	12,951
Other liabilities	6,236	2,698	3,325	213	—
Total contractual cash obligations	$230,294	$94,891	$44,204	$78,248	$12,951

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $52.5 million as of March 31, 2014, an increase of $1.4 million from $50.1 million as of June 30, 2013. We expect to honor the inventory purchase commitments within the next 12 months.
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
We did not have any material commitments for capital expenditures as of March 31, 2014.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2014.

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
The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2014. This table does not include money market funds because those funds are generally not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
March 31, 2014
Included in short-term investments	$2,035	$22,081	$10,584	$34,700	$34,700
Weighted average interest rate	0.88%	0.92%	0.72%

The following tables present hypothetical changes in fair value of the financial instruments held at March 31, 2014 that are sensitive to changes in interest rates:

Unrealized gain given a decrease in interest rate of X bps		Fair value as of	Unrealized loss given an increase in interest rate of X bps
(100 bps)	(50 bps)	March 31, 2014	100 bps	50 bps
(In thousands)
$366	$182	$35,387	$(358)	$(180)

Debt
At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from our credit facility.
The following table presents hypothetical changes in interest expense for the quarter ended March 31, 2014, on outstanding credit facility borrowings as of March 31, 2014, that are sensitive to changes in interest rates:

Change in interest expense given a decrease in interest rate of X bps*		Average outstanding debt as of	Change in interest expense given an increase in interest rate of X bps
(100 bps)	(50 bps)	March 31, 2014	100 bps	50 bps
(In thousands)
$(40)	$(40)	$100,206	$251	$125
* Underlying interest rate was 0.16% during the quarter. The table above assumed the underlying interest rate did not decrease below 0%.

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
Foreign Exchange Forward Contracts
We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense), net. We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. At March 31, 2014, these forward foreign currency contracts had a notional principal amount of $7.2 million and an immaterial unrealized gain on foreign exchange contracts. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses from operations were a $0.1 million and a $1.2 million loss for the three and nine months ended March 31, 2014, respectively. Foreign currency transaction gains and losses from operations were a $0.1 million gain and a $0.1 million gain for the three and nine months ended March 31, 2013.

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
Our assessment of the internal controls excluded Enterasys Networks Inc. (“Enterasys”) which was acquired on October 31, 2013.  Enterasys had net revenues of $148.3 million and total assets of $120.4 million, which are included in the condensed consolidated financial statements of the Company as of and for the nine months ended March 31, 2014. We are currently assessing the control environment of this acquired business. Enterasys’s sales constitute approximately 41% of our sales for the nine month period covered by this report, and Enterasys's assets constitute approximately 24% of our total assets as of the end of such period.
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
Except as noted above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The success of the acquisition of Enterasys will depend on, among other things, our ability to combine the businesses of Extreme and Enterasys in a manner that does not materially disrupt existing relationships and that allows us to achieve anticipated operational synergies. We have faced and will continue to face significant challenges in combining the two operations into one in a timely and efficient manner. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in us not achieving the anticipated benefits of the acquisition.

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

The combination of our business with the Enterasys business will continue to require significant management attention, and we expect to incur significant additional costs because of integration challenges.

The combined company requires us to devote significant management attention and other resources to integrating the two businesses. We may not successfully complete the integration of our operations in a timely manner and may experience disruptions in relationships with customers, suppliers and employees as a result.

Through March 31, 2014, we have incurred transaction and integration costs in connection with the Enterasys acquisition of approximately $18.8 million. We expect to incur additional costs integrating the companies’ operations, product offerings, and personnel, which cannot be estimated accurately at this time. Although we expect that the realization of efficiencies related to the integration of the business will offset incremental transaction, integration and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved. If the total costs of the integration exceed the anticipated benefits of the acquisition, our results of operations could be adversely affected.
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
We historically relied exclusively on Motorola for our wireless product offering. With the integration of Extreme Networks with Enterasys Networks, we have two lines of wireless products. We have issued our last purchase order for manufacturing for the line of wireless products manufactured by Motorola. However, we will continue to rely on Motorola for several years for hardware and software support for projected new sales and our existing customer base. Should Motorola cease to timely or effectively honor these supply and support obligations, it may create financial liabilities for us which could have a material adverse effect on our business and operating results.
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
We have and may in the future pursue or be subject to claims or lawsuits in the normal course of our business. Regardless of the result, litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a lawsuit in which we are a defendant could result in a court order against us or payments to other parties that would have an adverse effect on our business, results of operations, or financial condition. Even if we are successful in prosecuting claims and lawsuits, we may not recover damages sufficient to cover our expenses incurred to manage, investigate and pursue the litigation. In addition, subject to certain limitations, we may be obligated to indemnify our current and former directors, officers and employees in certain lawsuits. We do not maintain adequate insurance coverage to cover all of our litigation costs and liabilities. In addition, we assumed numerous claims and lawsuits in the acquisition of Enterasys that may have unfavorable resolutions and to the extent such claims and lawsuits are not indemnifiable or indemnified by the seller could result in adverse effects on our business, results of operations or financial condition.
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
We primarily rely on our manufacturing partners, Alpha Networks, Inc. headquartered in Hsinchu, Taiwan, Flextronics, Inc. headquartered in Singapore, and few other manufacturing partners to manufacture our products. We have experienced delays in product shipments from our manufacturing partners in the past, which in turn delayed product shipments to our customers. These or similar problems may arise in the future, such as delivery of products of inferior quality, delivery of insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results. In addition, any natural disaster or business interruption to our manufacturing partners could significantly disrupt our business. While we maintain strong relationships with our manufacturing partners, our agreements with these manufacturers are generally of limited duration and pricing, quality and volume commitments are negotiated on a recurring basis. The failure to maintain continuing agreements with our manufacturing partners could adversely affect our business. We intend to introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers.
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
We cannot assure you that we will be able to successfully integrate employees into our company or to educate and train current and future employees in regard to rapidly evolving technologies and our product families. A failure to do so may hurt our revenue growth and operating results.
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
Our future effective tax rate in particular could be adversely affected by a change in ownership pursuant to U.S. Internal Revenue Code Section 382. If a change in ownership occurs, it may limit our ability to utilize our net operating losses to offset our U.S. taxable income. If U.S. taxable income is greater than the change in ownership limitation, we will pay a higher rate of tax with respect to the amount of taxable income that exceeds the limitation. This could have a material adverse impact on our results of operations. On April 26, 2012, we adopted an Amended and Restated Rights Agreement to help protect our assets (the “Rights Agreement”). In general, this does not allow a stockholder to acquire more than 4.95% of our outstanding common stock without a waiver from our board of directors, who must take into account the relevant tax analysis relating to potential limitation of our net operating losses. The Rights Agreement is effective through April 30, 2014. In the event the Rights Agreement is not extended, our future effective tax rate may be negatively impacted.
Compliance with laws, rules and regulations relating to corporate governance and public disclosure may result in additional expenses.
Federal securities laws, rules and regulations, as well as NASDAQ rules and regulations, require companies to maintain extensive corporate governance measures, impose comprehensive reporting and disclosure requirements, set strict independence and financial expertise standards for audit and other committee members and impose civil and criminal penalties for companies and their Chief Executive Officers, Chief Financial Officers and directors for securities law violations. These laws, rules and regulations and the interpretation of these requirements are evolving, and we are making investments to evaluate current practices and to continue to achieve compliance, which investments may have a material impact on the Company’s financial condition.
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

We currently have authority granted by our Board of Directors to repurchase up to $75 million in common stock over a three year period starting October 1, 2012. Since the inception of the program, 4.1 million shares have been repurchased for a total purchase price of $14.5 million and $60.5 million of the authorized amount is remaining. For the three and nine month periods ended March 31, 2014, the Company did not repurchase any shares of its common stock.

Item 3.	Defaults Upon Senior Securities - Not applicable

Item 4.	Mine Safety Disclosure - Not Applicable

Item 5.	Other Information

Item 6.	Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

10.1	Extreme Networks, Inc. Executive Change in Control Severance Plan Amended and Restated February 12, 2014				X

10.2	Agreement to Participate in the Extreme Networks, Inc. Executive Change in Control Severance Plan as Amended and Restated February 12, 2014				X

31.1	Section 302 Certification of Chief Executive Officer				X

31.2	Section 302 Certification of Chief Financial Officer				X

32.1	Section 906 Certification of Chief Executive Officer				X

32.2	Section 906 Certification of Chief Financial Officer				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC. (Registrant)

/S/ JOHN KURTZWEIL
JOHN KURTZWEIL
Senior Vice President, Chief Financial Officer, and Chief Accounting Officer
May 7, 2014