Form 10-K
period 2014-06-30
EXTREME NETWORKS INC
filed 2014-09-15
CIK 1078271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-K
____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $652.6 million as of December 31, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the per share closing price of the Registrant’s common stock as reported on The NASDAQ Global Market reported on such date. For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
97,391,901 shares of the Registrant’s Common stock, $.001 par value, were outstanding as of August 5, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

EXTREME NETWORKS, INC.
FORM 10-K

FORWARD LOOKING STATEMENTS
This annual report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding results of operations, our ability to expand our market penetration, our ability to expand our distribution channels, customer acceptance of our products, our ability to meet the expectations of our customers, product demand and revenue, cash flows, product gross margins, our expectations to continue to develop new products and enhance existing products, our expectations regarding the amount of our research and development expenses, our expectations relating to our selling, general and administrative expenses, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expectations concerning the availability of products from suppliers and contract manufacturers, anticipated product costs and sales prices, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding materials and inventory management and our expectations of our ability to receive the anticipated benefits of the acquisition of Enterasys. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the section entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-K and other filings we have made with the Securities and Exchange Commission. More information about potential factors that could affect our business and financial results is set forth under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

Item1. Business
Overview
Extreme Networks, Inc., together with its subsidiaries, (collectively referred to as Extreme and as we, us and our) is a leading provider of wired and wireless network infrastructure equipment, software and services for enterprises, data centers, and service providers. Our customers include businesses, hospitals, hotels, universities, sports venues, telecommunications companies and government agencies around the world. We are driven by our guiding principles to build the very best products, to deliver world-class customer service and to be the easiest company with which to do business. As networks internal to businesses, between businesses and the Internet itself become more pervasive and critical to a wide variety of business and social communications, the volume and the demands of applications, data, users and devices on networks continue to increase. Our vision focuses on the design and delivery of simple, fast and smart networking solutions to deliver better connections, providing superior experiences for everyone. We primarily sell our products through an ecosystem of our channel partners who combine our Ethernet products with their offerings to create compelling information technology solutions for end user customers.
On October 31, 2013, we completed the acquisition of Enterasys Networks, Inc. (“Enterasys”), a privately held provider of wired and wireless network infrastructure and security solutions, whereby Enterasys became our wholly-owned subsidiary. The combined entity immediately became a networking industry leader with more than 12,000 customers. As network switching leaders in enterprise, data center and cloud, Extreme and Enterasys together combine and extend their world-class products and technologies to provide customers with some of the most advanced, high performance, and open solutions in the market as well as a superb overall customer experience. The combination of Extreme and Enterasys is significant in that it brings together two companies with distinct strengths addressing the key areas of the network, from unified wired and wireless edge, to the enterprise core, to the data center and cloud. With an open software approach, we can drive product innovations and customers will benefit from the increased resources and larger scale.
Industry Background
The networking industry has undergone significant changes in the last few years. With the mobilization of the workforce, the virtualization of the data center, and the demand for anywhere, anytime connectivity, across any device, Ethernet is a common technology across both enterprises and service providers. Extreme Networks' strategy, product portfolio, and research and development are aligned with the following trends:

•
Ethernet (Wired and Wireless). Through its scalability, adaptability, and cost-effectiveness, Ethernet has solidified its role in both public and private networks. At the same time, the enterprises and service providers expect the technology to follow a price-performance curve that mandates continued innovation by Ethernet vendors.

•
Mobile Workforce. Employees expect high-quality and secure access to corporate resources in a Bring Your Own Device ("BYOD") world across a diversity of endpoints such as laptops, tablets, smart phones and wearables, whether they are within the corporate firewall or on-the-go. Information technology ("IT") departments focus their investment decisions on this mobile workforce, taking a unified view of wireless access, the campus core, and the data center. Networking vendors offer end-to-end solutions that permit IT managers to meet employee expectations and to maximize IT return on investment.

•
The Cloud. Data center architectures are influenced by the cloud and by the deployment of server virtualization. Enterprises have migrated increasing numbers of applications and services to either private clouds, or public clouds offered by third parties. In either case, the network infrastructure must adapt to this new dynamic environment. Intelligence and automation are key if enterprises are to derive maximum benefit from their cloud deployments. Ethernet speeds, scaling from 10 Gigabits per second ("G") to 40G and even 100G, provides the infrastructure for both private and public clouds. In addition, there is growing interest in Software Defined Network ("SDN") approaches that may include technologies such as OpenFlow, OpenStack, and CloudStack for increased network agility.

•
Public Network Evolution. 3G and 4G mobile networks now provide the necessary capacity and reach to enable employees to be productive away from the office and away from fixed networks in a BYOD world. Mobile operators continue to invest in their next-generation networks, and Ethernet is the technology often used for their access networks, referred to as mobile backhaul.

•
Vendor Consolidation. We believe consolidation of vendors within the Ethernet networking market and between adjacent markets (storage, security, wireless & voice software and applications) continues to gain momentum. We believe that the underpinning technology for all of these adjacent markets is Ethernet. As a result, we believe that there will be continued mergers between adjacent market vendors to enable them to deliver complete and broad solutions to customers.

The Extreme Networks Strategy

With the proliferation of mobile users and their devices, within a campus or across continents, the challenges of operating and managing a network have changed in the BYOD world of today. IT has rapidly evolved from a fixed world to a new world of mobility where everything - people, devices, machines, and applications - is in motion. IT now has to support end-users with smart phones, tablets, laptops and other wireless peripherals as well as their wired workstations. Users are beginning to define the services that IT must offer as they adopt smart phones, tablets and their applications, and as they work on-the-go. Users know what they need to be productive, and they expect the network to help them achieve productivity. The blurring of work and personal applications that must be supported on the network places increasing security demands on IT.

Extreme Networks delivers mission critical networks designed for this new BYOD world, spanning high-performance data centers, the campus, and the mobile infrastructure. Customers deploying our technology can know what resources are using the network, what they are requesting and where they are located, and can provide customized access to approved resources and content. Our networks help enable granular visibility and control, higher performance and resource security.
Our strategy is to offer open, scalable, secure and cost effective connectivity solutions as an alternative to single-sourced, highly proprietary networking equipment from other companies. Our commitment to open standards is manifested by demonstrated interoperability within both enterprise and service provider networks, and the active participation in key industry and standards associations.
Key elements of our strategy include:

•
Provide simple, fast, smart and cost-effective wired and wireless network infrastructure solutions as well as deliver network-based business and application analytics designed to optimize application delivery while reducing capital expenditure and operating expenditure to meet the specific demands of the following customers:

•	Enterprises and cloud data centers use our products to deploy automated next generation virtualized and high-density server infrastructure solutions.

•	Enterprises, universities, sports venues, hospitals, hotels and government agencies, use our products for their mobile campus access and backbone networks.

•	Enterprises, universities and sports venues use our products to enable Big Data and High Performance Computing supporting large data processing and analytics requirements.

•	Service Providers use our products to deliver high performance, high capacity and low latency connections to their customers.

•	Mobile Operators deploy our products for mobile backhaul in support of mobile broadband.

•
Extend switching and routing technology leadership. Our technological leadership is based on innovative switching, routing and wireless products, the depth and focus of our market experience and the ExtremeXOS® operating system - the software that runs on all of our Ethernet switches. Our standardization on a single network operating system, a primary merchant silicon vendor, and few select manufacturing partners for our core products permit us to derive leverage from our engineering investment. We intend to invest our engineering resources to continue to create leading-edge technologies that will increase the performance and functionality of our products and as a direct result, the value of our solution to our current and future customers. In addition, we look for maximum synergies from our engineering investment in our targeted verticals and when targeting new vertical market segments.

•
Expand WiFi technology leadership. Wireless is today’s access method of choice and every business must deal with scale, density and BYOD challenges. The dramatic increase and demand being seen everywhere today, fueled by more users, with multiple devices increases the expectation that everything will just work. The network edge landscape is changing as the explosion of mobile devices increases the demand for mobile, transparent and always on wired to wireless edge services. This new “unified access layer” requires intelligent distributed components to ensure that access control and resiliency of business services are available across the entire infrastructure and manageable from a single console. Our unified access layer portfolio provides intelligence for the wired/wireless edge.

•
Deliver unified management across the wired, wireless environment from the data center to the mobile edge. Our rich set of integrated management capabilities provides centralized visibility and highly efficient anytime, anywhere control of enterprise wired and wireless network resources.

•
Offer network-powered business and application analytics. Our network-powered application analytics and optimization solution captures and analyzes context-based data about application traffic to deliver meaningful intelligence - about applications, users, locations and devices. This enables the network to become a strategic business asset - by enabling the mining of network- based business events and strategic information that help business leaders make faster and more effective decisions.

Data can now be mined to show how applications are being used; enabling a better understanding of customer behavior on the network, identifying the level of user engagement, and assuring business application delivery to optimize the user experience. Additionally application adoption can be tracked to determine the return on investment associated with new application deployments.
In addition visibility into network and application performance enables IT to pinpoint and resolve performance bottlenecks in the infrastructure whether they are caused by the network, application, or server. This saves both time and money for the business and ensures critical applications are running at the best possible performance.

•
Support Software Defined Network ("SDN"). Networks are built using switches, routers, and other devices in a distributed fashion to scale and provide reliability. In this distributed environment, it has become more complex to provide new end-to-end services and applications in a seamless and cost effective manner. As the business demands more agile and flexible IT services this has become a focal point for innovation and also for differentiation by vendors that have solved that challenge. To address the simultaneous needs for security, virtualization, manageability, mobility and agility in today´s networks the concept of SDNs are gaining attention as a viable solution.

The value of SDN in the enterprise lies specifically in the ability to provide network virtualization and automation of configuration across the entire network/fabric so new services and end systems can be deployed rapidly and operational cost can be minimized.

•
Expand market penetration by targeting high-growth verticals. Within the campus, we focus on the mobile user, leveraging our automation capabilities and tracking wireless Local Area Network ("LAN") growth. Our data center approach leverages our product portfolio to address the needs of managed hosting and cloud data center providers, while we deliver key components of mobile backhaul solutions to our network equipment partners. Within the campus we also target the high-growth physical security market, converging technologies such as Internet Protocol ("IP") video across a common Ethernet infrastructure in conjunction with our technology partners.

•
Leverage and expand multiple distribution channels. We distribute our products through select distributors, a large number of resellers and system-integrators worldwide and several large strategic partners. We maintain a field sales force to support our channel partners and to sell directly to certain strategic accounts. As an independent Ethernet switch vendor, we seek to provide products that, when combined with the offerings of our channel partners, create compelling solutions for end-user customers.

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

Products

Our products offer resilient high performance networking, intelligence and operational simplicity for IT.  We build our products into vertical markets solutions for converged campus networks with user and device mobility, data center and cloud administrators to virtualize their server and storage over a high-performance Ethernet infrastructure, service providers to provide bandwidth and service level agreements for Carrier Ethernet, 3G and 4G services, and management software that provide visibility, security and intelligent control - all through a single pane of glass.

•
Resilient high performance networking. Customers can choose to deploy redundant management and fabric modules, hot swappable line cards, multi-speed stacking across 100 Megabits ("M")/1G/10G/40G/100G systems, redundant power supplies and fan trays delivering high hardware availability. These deployments are supported by ExtremeXOS, our modular and fault-tolerant network operating system that spans our complete switching portfolio, unique in the industry. Technologies supported include a variety of layer-2 resiliency protocols including multi-switch Link Aggregation ("M-LAG"), Ethernet Automatic Protection Switching ("EAPS"), Multiprotocol Label Switching ("MPLS") / Virtual Private LAN Service ("VPLS") for high service availability, and layer-3 IPv4 and IPv6 routing protocols for high network availability. EAPS is an example of our innovation and allows network managers to configure their network infrastructure so that critical network communications can be rapidly rerouted in the event of a network outage in most topologies. This level of high-speed communications 'reroute' is targeted for mission critical and demanding applications, including voice and video and maintains service delivery in the event of network outage. We further offer a versatile and flexible Quality of Service ("QoS") solution that allows network operators to configure bandwidth for mission critical applications and in doing so control the overall experience and the service-level of the communication flows. We have deep experience with communication quality controls, starting with our introduction to the market of the first broad QoS controls for Ethernet to the recent Data Center Bridging protocols for 'lossless' Ethernet that enables traditional storage networks to converge over a common Ethernet infrastructure. We provide Layer 2 ("L2") extension for data centers through multiple supported technologies that include Virtual Extensible LAN, VPLS, and Pseudo-Wire Emulation as well as Layer 2 extension with Generic Routing Encapsulation ("GRE/L2") and SPB (on the S-Series). In addition to GRE/L2 and Shortest Path Bridging ("SPB") on our S-Series, we offer innovative traffic optimization for east/west and north/south traffic using Fabric routing and Host routing, respectively. This means we can enable Virtual Machine ("VM") mobility using Layer 3 Data Center Interconnect, even without L2 stretch. Our mobile backhaul products also support sophisticated timing functionality including Synchronous Ethernet and RFC1588, as well as Time Division Multiplexing interfaces for the transport of T1/E1 traffic across an Ethernet infrastructure. Our unique CoreFlow2 architecture delivers tens of millions of flows for deep visibility and control over users, services, and applications to meet the demands of today’s businesses applications.

•
Intelligence. Based on a unified, pervasive and intelligent software foundation, our customers can take advantage of user, machine and application visibility and control for the whole network infrastructure, from data center to edge. Universal Port automatically detects new devices such as IP phones that plug-in to the network and can assign appropriate power, server and other configurations.  The Identity Management engine allows tracking of users based on their login id and host machine, and assigning them to roles based on guest, contractor, or employee privilege. In the data center and cloud, ExtremeXOS Network Virtualization ("XNV") allows network administrators visibility into VM movement and having virtual port-profiles follow VMs as they move within and across network switches. CLEAR-Flow, our wire-speed security rules engine, helps detect and mitigate traffic anomalies, including denial of service attacks. NetSight provides centralized visibility and granular control of enterprise network resources end to end, to manage, automate and report on the entire network through a single interface. Network Access Control ("NAC")/ MobileIAM and Purview provide comprehensive visibility and policy for multi-vendor environments, providing detailed context that correlates users with their devices, applications, locations and other attributes. These products provide deep network insight and analytics, which can be used for better network optimization, improved security and smarter business decisions. This enables business innovation powered by the network infrastructure and empowers

IT to turn the network into a strategic business asset that can now provide value to other lines of business. Our new Audio-Video Bridging ("AVB") capabilities add intelligence within the network to support the convergence of professional audio and video across Ethernet, while our SDN investments provide a foundation for enhanced automation, control and innovation.

•
Operational simplicity. We provide a unified management system for the entire network providing consistent management across all network segments and devices, making IT operations more efficient and simpler. No matter how many moves, adds, or changes occur in your environment, NetSight keeps everything in view and under control through role-based access controls. NetSight can even manage beyond Extreme Networks switching, routing, and wireless hardware to deliver standards-based control of other vendors’ network equipment. This means faster provisioning, quicker problem resolution, tighter security and reduced IT administration time.

•
Vertical Market Solutions. Our hardware and software offerings can be combined into complete solutions targeted at specific high-growth vertical markets. These include Open Fabric, our architecture for open and scalable next-generation data center deployments that offer investment protection and provide a path to SDN. Extreme Networks' All Ethernet Open Fabric is anchored by our BlackDiamond BDX switch, our Summit top-of-rack data center switches, NetSight management, and where required, products from technology partners. In the campus, our Intelligent Mobile Edge offering combines our Summit edge virtual chassis switches, our WLAN access point and controller portfolio, and our NetSight management platform offering user and device identity awareness.

Our product categories include:

•
Modular Ethernet switching systems. Our Black Diamond® products deliver modular or chassis-based Ethernet connectivity solutions for enterprises, data centers and service providers. These products have a range of management and line cards that allow our customers to flexibly configure and re-purpose the systems to meet specific needs. Our Black Diamond products in conjunction with our ExtremeXOS operating system and our centralized management software product provide the density, performance and reliability required to serve in environments with demanding applications. During the last year we announced the industry's highest capacity 100G interfaces for the BlackDiamond BDX. Our S-Series and K-Series switching deliver flow-based architecture via our CoreFlow2 technology that enable granular visibility and policy control without impacting performance or user experience. These products scale up to 576 ports with Quad Small Form-factor Pluggable, 10GBase-T and SFP+ connectivity options, with built-in hardware support for 10/100/1000, 1GE, 10GE, 40GE, emerging protocols (IPv6) and large-scale deployment protocols (MPLS).

•
Stackable Ethernet switching systems. Our Summit® product family delivers Ethernet connectivity for the network edge, aggregation and core. Within the Summit family are products that offer a range of connection speeds (from 100 Megabit to 40 Gigabit), various physical presentations (copper and fiber) and options to deliver PoE or unpowered standard Ethernet ports. As with the our Black Diamond products, the Summit products in conjunction with our ExtremeXOS operating system provide the features, performance and reliability required by our customers to deploy, operate and manage converged networking infrastructures. We have recently announced the Summit X430, which we believe is the most cost-effective enterprise-grade switching platform in the industry.

•
High density WiFi. In addition to our wired Ethernet switch portfolio, we offer our IdentiFi™ family of wireless access points, centralized management and appliance to enable the deployment of wired-like performance, at scale for high-density in every environment. Our wireless Access Point products offer both indoor and outdoor 802.11a/b/g/n/ac access points. Proven in the most demanding environments, IdentiFi delivers an exceptional experience for BYOD/Mobile users wherever they may roam. During the last year we announced multiple high-density venue deployments including multiple NFL stadiums including the Philadelphia Eagles Lincoln Financial Field, New England Patriots Gillette Stadium and Tennessee Titans LP Field.

•
Centralized management software. To provide a central network-wide visibility and control capability we offer our NetSight management software system. This system provides the ability to manage and automate the entire network through a single interface. This means deploy, configure, monitor and support the complete range of WiFi and switching infrastructure and also set network-wide policy to enable our customers to reduce the overall cost of network administration and operations, protect corporate resources and provide consistent high quality user experience.

•
NAC and BYOD management. Extreme Networks’ NAC and MobileIAM products provide a complete standards-based, multi-vendor interoperable pre-connect and post-connect Network Access Control solution for wired and wireless LAN and VPN users. Automated BYOD registration allowing users to register their own devices using their credentials with no IT intervention.  Guest registration access control features to assure secure guest networking without burdening IT staff. Also allows easy integration with other third party network management tools for Mobile Device Management integration, threat response (Next Generation Firewall (NGFW), Security Information and Event Management (SIEM), Intrusion Prevention System (IPS) and more.

•
Application Analytics. We recently announced Purview, a network-powered application analytics and optimization solution that captures network data, aggregates, analyzes, correlates, and reports on it to enable better decision making and improved business performance. Purview allows IT operations to optimize the network for each and every application, enhance security for those applications and provide data for business analytics. This empowers IT to turn the network into a strategic business asset that can now provide value to other lines of business, and it enables business innovation powered by the network infrastructure. As an example, Extreme was selected as the Official Wifi Analytics Provider for the NFL including Super Bowl XLVIII.

•
SDN. We recently announced our Open, Standards-Based and Comprehensive SDN solution. Extreme Networks’ SDN platform is based on a comprehensive, hardened OpenDaylight (ODL) controller and includes: network management, network access control, application analytics and wireless controller technology. Extreme Networks' SDN platform drives innovation and investment protection through backward compatibility, efficiency through comprehensive Application Programming Interfaces ("APIs") and protocol support of OpenStack, OpenFlow and other protocols.

Sales, Marketing and Distribution
We conduct our sales and marketing activities on a worldwide basis through a distribution channel utilizing distributors, resellers and our field sales organization. We primarily sell our products through an ecosystem of channel partners who combine our Ethernet, wireless and software analytics products with their offerings to create compelling information technology solutions for end-user customers. We utilize our field sales organization to support our channel partners and to sell direct to end-user customers, including some large global accounts.
Alliance, Original Equipment Manufacturers ("OEM") and Strategic Relationships. We have active Alliance, OEM & Strategic relationships with Barco NV, Ericsson Enterprise AB, SGI, Lenovo, PC HK Ltd., Motorola Inc., Nokia Siemens Networks, and Aviat Networks, Inc. as well as other global industry technology leaders in which our products are qualified to be included into an overall solution or reference architectures.  These tested and validated solutions are then marketed and sold by the Alliance, OEM or Strategic partner into their specific verticals, market segments and customers as turnkey offerings.
Distributors. We have established several key relationships with leading distributors in the electronics and computer networking industries. Each of our distributors primarily resells our products to resellers. The distributors enhance our ability to sell and provide support to resellers, who may benefit from the broad service and product fulfillment capabilities offered by these distributors. Distributor, Westcon Group, Inc., accounted for 11%, 16%, and 19% of our net revenue in fiscal years 2014, 2013 and 2012, respectively. Distributor, Tech Data Corporation, accounted for 11% and 10% of our net revenue in fiscal years 2014 and 2013, respectively. Distributors are generally given the right to return a portion of inventory to us for the purpose of stock rotation, to claim rebates for competitive discounts and participate in various cooperative marketing programs to promote the sale of our products and services. We defer recognition of revenue on all sales to distributors who maintain inventory of our products until the distributors sell the product, as evidenced by monthly “sales-out” reports that the distributors provide to us, provided other revenue recognition criteria are met. (See “Revenue Recognition” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)
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
As of June 30, 2014, our worldwide sales and marketing organization consisted of approximately 540 employees, including vice presidents, directors, managers, sales representatives, and technical and administrative support personnel. We have domestic sales offices located in 5 states and international sales offices located in 29 countries.
Customers with 10% of net revenue or greater
The following table sets forth major customers accounting for 10% or more of our net revenue:

	Fiscal Year Ended
	June 30, 2014	June 30, 2013	June 30, 2012
Tech Data Corporation	11%	10%	*
Westcon Group Inc.	11%	16%	19%
Scansource, Inc.	*	12%	13%
Ericsson AB	*	*	12%

* Less than 10% of revenue
International sales
International sales are an important portion of our business. In fiscal 2014, sales to customers outside of the United States accounted for 59% of our consolidated net revenue, compared to 66% in fiscal 2013 and 67% in fiscal 2012. These sales are conducted primarily through foreign-based distributors and resellers managed by our worldwide sales organization. In addition, we have direct sales to end-user customers, including large global accounts. The primary markets for sales outside of the United States are countries in Europe and Asia, as well as Canada, Mexico, Central America and South America. (See “Net Revenue” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)
Marketing
We continue to develop and execute on a number of marketing programs to support the sale and distribution of our products by communicating the value of our solutions to our existing and potential customers, our distribution channels, our resellers and our technology alliance partners. Our marketing efforts include participation in industry tradeshows, conferences and seminars, publication of technical and educational articles in industry journals, communication across social media channels, frequent updates to our publicly available website, promotions, web-based training courses, advertising and public relations. We also submit our products for independent product testing and evaluation.
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

Our product backlog at June 30, 2014, net of anticipated back end rebates for distributor sales, was approximately $10.7 million, compared with product backlog of approximately $16.4 million at June 30, 2013.
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

Customer Service and Support
Our customers seek high reliability and maximum uptime for their networks. To that extent, we provide the following service offerings:

•
Support services for end-users, resellers and distributors. We meet the service requirements of our customers and channel partners through our Technical Assistance Centers, or TACs, located in Research Triangle Park ("RTP"), North Carolina; Salem, New Hampshire and Chennai, India. Our TAC engineers and technicians assist in diagnosing and troubleshooting technical issues regarding customer networks. Development engineers work with the TACs to resolve product functionality issues specific to each customer.

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

•
Education. We offer classes covering a wide range of topics such as installation, configuration, operation, management and optimization – providing customers with the necessary knowledge and experience to successfully deploy and manage our products in various networking environments. Classes may be scheduled and available at numerous locations worldwide. We deliver training using our staff, on-line training classes and authorized training partners. In addition, we make much of our training materials accessible free-of-charge on our internet site for customers and partners to use in self-education. We believe this approach enhances the market’s ability to learn and understand the broad array of advantages of our products.

Long-Lived Assets
See Note 3 of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding our long-lived assets.
Manufacturing
We outsource the majority of our manufacturing and supply chain management operations as part of our strategy to maintain global manufacturing capabilities and to reduce our costs. We conduct quality assurance, manufacturing engineering, document control and test development at engineering facilities in San Jose, California, RTP, North Carolina, Salem, New Hampshire, Toronto, Canada and Chennai, India. This approach enables us to reduce fixed costs and to flexibly respond to changes in market demand. Our end-to-end supply chain, including our three engineering facilities at San Jose, RTP and Chennai are all ISO 9001 certified.
We use Alpha Networks, Inc. headquartered in Hsinchu, Taiwan to design and manufacture our Summit, A-Series, B-Series, C-Series, Stackable products, G-Series, D-Series, I-Series and 800-Series Standalone products and Black Diamond Chassis products. Alpha Networks is a global networking Original/Joint Design Manufacturer ("ODM/JDM") leader with core competencies in areas such as Ethernet, LAN/MAN, Wireless, Broadband and VoIP. Alpha Networks manufacturing processes and procedures are ISO 9001 certified.
We use Benchmark Electronics, Inc. headquartered in Huntsville, Alabama and Flextronics Int’l headquartered in Singapore, to manufacture our S-Series and K-Series Chassis products; 7100-Series Stackable products and SSA Standalone products. Benchmark and Flextronics have a significant investment in capital to ensure they have the latest in manufacturing and test technologies and both companies are ISO 9001 certified.
Our wireless Access Point products are supplied by Senao Electronics, headquartered in Taipei, Taiwan. Senao’s manufacturing processes and procedures are ISO 9001 certified.
Additional Altitude wireless products are supplied under an OEM supply agreement with Symbol Technologies, Inc., a subsidiary of Motorola, Inc. Motorola rebrands and customizes the wireless products for us to resell to customers. Motorola’s manufacturing processes and procedures are ISO 9001 certified. Motorola has made ongoing supply and support commitments during the term of the agreement and is required to provide support for a defined period of time after any termination of the agreement.
All of our manufacturers utilize automated testing equipment to perform product testing and burn-in with specified tests. Together we rely upon comprehensive inspection testing and statistical process controls to assure the quality and reliability of our products.

We use a collaborative sales and operations planning forecast of expected demand to determine our material requirements. Lead times for materials and components vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. We order most of our materials and components on an indirect basis through our ODM/JDM, OEMs and CMs. Purchase commitments with our manufacturers ODM/JDM CMs and OEMs are generally on a purchase order basis.
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
As of June 30, 2014, our research and development organization consisted of 516 employees. Research and development efforts are conducted in several locations, including San Jose, California; RTP, North Carolina; Salem, New Hampshire, Toronto, Canada and Chennai, India. Our research and development expenses in fiscal years 2014, 2013 and 2012 were $77.1 million, $40.5 million and $45.6 million, respectively.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of June 30, 2014, we have 379 issued patents in the United States and 172 patents outside of the United States. The expiration dates of our issued patents in the United States range from 2014 to approximately 2032. Although we have patent applications pending, there can be no assurance that patents will be issued from pending applications or that claims allowed on any future patents will be sufficiently broad to protect our technology. With respect to trademarks, we have a number of pending and registered trademarks in the United States and abroad.
We enter into confidentiality, inventions assignment or license agreements with our employees, consultants and other third parties with whom we do business, and control access to, and distribution of, our software, documentation and other proprietary information. In addition, we provide our software products to end-user customers primarily under “shrink-wrap” or "click-through" license agreements. These agreements are not negotiated with or signed by the licensee, and thus these agreements may not be enforceable in some jurisdictions. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.
Competition
The market for network switches, routers and software (including analytics) which is part of the broader market for networking equipment is extremely competitive and characterized by rapid technological progress, frequent new product introductions, changes in customer requirements and evolving industry standards. We believe the principal competitive factors in this market are:

•	expertise and familiarity with network protocols, network switching/routing/wireless and network management;

•	expertise and familiarity with application analytics software;

•	expertise with network operations and management software;

•	product performance, features, functionality and reliability;

•	price/performance characteristics;

•	timeliness of new product introductions;

•	adoption of emerging industry standards;

•	customer service and support;

•	size and scope of distribution network;

•	brand name;

•	breadth of product offering;

•	access to customers; and

•	size of installed customer base.
We believe that we compete with our competitors with respect to many of the foregoing factors. However, the market for network switching solutions is dominated by a few large companies, particularly Brocade Communications Systems, Inc., Cisco Systems, Inc., Dell, Hewlett-Packard Company, Huawei Technologies Co. Ltd., and Juniper Networks Inc. Most of these competitors have longer operating histories, greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources.
Environmental Matters
We are subject to various environmental and other regulations governing product safety, materials usage, packaging and other environmental impacts in the United States and in various countries where our products are manufactured and sold. We are also subject to regulatory developments, including recent SEC disclosure regulations relating to so-called "conflict minerals," relating to ethically responsible sourcing of the components and materials used in our products. To date, compliance with federal, state, local, and foreign laws enacted for the protection of the environment has had no material effect on our capital expenditures, earnings, or competitive position.
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
Employees
As of June 30, 2014, we employed 1,563 people, including 540 in sales and marketing, 516 in research and development, 218 in operations, 178 in customer support and service, and 111 in finance and administration. We have never had a work stoppage and no U.S. employees are represented under collective bargaining agreements. We consider our employee relations to be good.
We believe that our future success depends on our continued ability to attract, integrate, retain, train and motivate highly qualified employees, and upon the continued service of our senior management and key employees. None of our executive officers or key employees is bound by an employment agreement which mandates that the employee render services for any specific term. The market for qualified personnel is highly competitive.
Organization
We were incorporated in California in May 1996 and reincorporated in Delaware in March 1999. Our corporate headquarters are located at 145 Rio Robles, San Jose, CA 95134 and our telephone number is (408) 579-2800. We electronically file our SEC disclosure reports with the Securities Exchange Commission and they are available free of charge at both www.sec.gov and www.extremenetworks.com. The public may also read or copy any materials we file with the Securities Exchange Commission at the Securities Exchange Commission’s Public Reference Room at Station Place, 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities Exchange Commission at 1-800-SEC-0330.
Our corporate governance guidelines, the charters of our audit committee, our compensation committee, our nominating and corporate governance committee and our strategy committee and our code of conduct policy (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller and senior financial officers) are available on our website at www.extremenetworks.com under “Corporate Governance.” These items are also available to any stockholder who requests them by calling (408) 579-2800.

Executive Officers of the Registrant
The following table sets forth information regarding our executive officers as of September 15, 2014:

Name	Age	Position
Charles W. Berger	60	President and Chief Executive Officer
Kenneth Arola	58	Senior Vice President and Chief Financial Officer
Edward Carney	60	Executive Vice President, Products and Customer Success
Frank E. Blohm	55	Executive Vice President of Operations and IT
Allison Amadia	47	Vice President, General Counsel, and Corporate Secretary

Charles W. Berger. Mr. Berger has served as our President and Chief Executive Officer since April 2013. Prior to Extreme Networks, Mr. Berger served as President and Chief Executive Officer and as Chairman of ParAccel, Inc. from August 2010 until its sale to Actian Corporation in April 2013. From June 2010 through August 2010, Mr. Berger served as the Interim Chief Executive Officer of Official Payments Holdings, Inc. (NASDAQ: OPAY), for which he has served as a director since 2002. From April 2006 through December 2009, Mr. Berger served as Chief Executive Officer, and from December 2001, the Chairman of the board of directors, of DVDPlay, Inc. prior to its acquisition by NCR Corporation. From March 2003 through September 2005, when it merged with Scansoft, Inc., Mr. Berger served as President, Chief Executive Officer, and as a director of Nuance Communications, Inc. Mr. Berger also serves on the board of directors and as trustee for the United States Naval Memorial and is a trustee and member of the investment committee for Bucknell University. Mr. Berger received his B.S. in Business Administration from Bucknell University and his M.B.A., cum laude, from Santa Clara University.
Kenneth Arola. Mr. Arola has served as our Senior Vice President, Chief Financial Officer, since June 2014. Prior to Extreme Networks, from 2005 to 2013, Mr. Arola served as Vice President, Finance and Chief Financial Officer of Align Technology. Prior to Align Technology, Mr. Arola spent 14 years as Vice President Finance, Corporate Controller at Adaptec. Mr. Arola holds a M.B.A. from Santa Clara University and a B.A. from the University of the Pacific.
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
Frank E. Blohm. Mr. Blohm has served as our Executive Vice President of Operations since October 2002. Prior to Extreme Networks, Mr. Blohm was Vice President of Operations at Sanmina-SCI, where he was responsible for the custom integration division. Mr. Blohm brings more than 20 years of experience in supply chain and operations for high-technology companies.
Allison Amadia. Ms. Amadia has served as our Vice President, General Counsel and Secretary since July 2013. Prior to Extreme Networks, from 2002 until 2013, Ms. Amadia represented numerous public and private technology companies as an independent legal consultant. In addition, from 1995 through 2002, Ms. Amadia held executive and director legal positions while with Voxeo Corporation, Crystal Decisions (formerly Seagate Software), VeriFone Inc. (a wholly owned subsidiary of HP), and Novell Inc. Prior to that, Ms. Amadia represented Silicon Valley companies as business counsel with Morrison & Foerster from 1993 until 1995. Ms. Amadia received a JD from the University of Pennsylvania, where she graduated cum laude. Ms. Amadia received her B.A. in Political Science from the University of California at Davis. She also completed elective courses in Corporate Finance and Management at the Wharton School of Business.

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

The success of the acquisition of Enterasys Networks Inc., which we acquired on October 31, 2013, will depend on, among other things, our ability to combine the businesses of Extreme and Enterasys in a manner that does not materially disrupt existing relationships and that allows us to achieve anticipated operational synergies. We have faced and will continue to face significant challenges in combining the two operations into one in a timely and efficient manner. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in us not achieving the anticipated benefits of the acquisition.

We have made certain assumptions relating to the acquisition in our forecasts but the actual results could differ materially.

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

The combination of our business with the Enterasys' business will continue to require significant management attention, and we expect to incur significant additional costs due to integration.

The combined company requires us to devote significant management attention and other resources to integrating the two businesses. We may not successfully complete the integration of our operations in a timely manner and may experience disruptions in relationships with customers, suppliers and employees as a result.

Through June 30, 2014, we have incurred transaction and integration costs in connection with the Enterasys acquisition of approximately $25.7 million. We expect to incur additional costs integrating the companies’ operations, product offerings, and personnel, which cannot be estimated accurately at this time. Although we expect that the realization of efficiencies related to the integration of the business will offset incremental transaction, integration and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved. If the total costs of the integration exceed the anticipated benefits of the acquisition, our results of operations could be adversely affected.
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
The market for network switching solutions is intensely competitive and dominated primarily by Brocade Communications Systems, Inc., Cisco Systems Inc., Dell, Hewlett-Packard Company, Huawei Technologies Co. Ltd., and Juniper Networks, Inc. Most of our competitors have longer operating histories, greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, they have larger distribution channels, stronger brand names, access to more customers, a larger installed customer base and a greater ability to make attractive offers to channel partners and customers than we do. For example, we have encountered, and expect to continue to encounter, many potential customers who are confident in and committed to the product offerings of our principal competitors. Accordingly, these potential customers may not consider or evaluate our products. When such potential customers have considered or evaluated our products, we have in the past lost, and expect in the future to lose, sales to some of these customers as large competitors have offered significant price discounts to secure these sales.
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
We have undertaken restructuring efforts in the past to streamline operations and reduce operating expenses. Our ability to achieve the anticipated cost savings and other benefits from our restructuring efforts within expected time frames is subject to many estimates and assumptions, and may vary materially based on factors such as market conditions and the effect of our restructuring efforts on our work force. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated positive impacts to future financial results from our current or future restructuring efforts. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings expected from such restructurings, and our business and results of operations could be adversely affected.
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
We historically relied exclusively on Motorola for our wireless product offering. With the integration of Extreme Networks with Enterasys Networks, we have two lines of wireless products. We have issued our last purchase order for manufacturing for the line of wireless products manufactured by Motorola. However, we will continue to rely on Motorola for several years for hardware and software support for projected new sales and our existing customer base. Should Motorola cease to timely or effectively honor these supply and support obligations, it may create financial liabilities for us that could have a material adverse effect on our business and operating results.

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

If we do not successfully anticipate technological shifts, market needs and opportunities, and develop products and product enhancements that meet those technological shifts, needs and opportunities, or if those products are not made available in a timely manner or do not gain market acceptance, we may not be able to compete effectively and our ability to generate revenues will suffer.

We cannot guarantee that we will be able to anticipate future technological shifts, market needs and opportunities or be able to develop new products or product enhancements to meet such technological shifts, needs or opportunities in a timely manner or at all. For example, the move from traditional network infrastructures towards SDN has been receiving considerable attention. In our view, it will take several years to see the full impact of SDN, and we believe the successful products and solutions in this market will combine hardware and software elements together. If we fail to anticipate market requirements or fail to develop and introduce new products or product enhancements to meet those needs in a timely manner, it could cause us to lose customers, and such failure could substantially decrease or delay market acceptance and sales of our present and future products, which would significantly harm our business, financial condition, and results of operations. Even if we are able to anticipate, develop, and commercially introduce new products and enhancements, there can be no assurance that new products or enhancements will achieve widespread market acceptance.
The global economic environment has and may continue to negatively impact our business and operating results.
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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents, copyrights (including rights to “open source” software), and other intellectual property rights. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the issuance of new patents at a rapid pace, it is not possible to determine in advance if a product or component might infringe the patent rights of others. Because of the potential for courts awarding substantial damages, the lack of predictability of such awards, and the high legal costs associated with the defense of such patent infringement matters that would be expended to prove lack of infringement, it is not uncommon for companies in our industry to settle even potentially unmeritorious claims for very substantial amounts. Further, the entities with whom we have or could have disputes or discussions include entities with extensive patent portfolios and substantial financial assets. These entities are actively engaged in programs to generate substantial revenue from their patent portfolios and are seeking or may seek significant payments or royalties from us and others in our industry.
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
In addition, our products include so-called “open source” software. Open source software is typically licensed for use at no initial charge, but imposes on the user of the open source software certain requirements to license to others both the open source software as well as modifications to the open source software under certain circumstances. Our use of open source software subjects us to certain additional risks for the following reasons:

•	open source license terms may be ambiguous and may result in unanticipated obligations regarding the licensing of our products and intellectual property;

•	open source software cannot be protected under trade secret law;

•	suppliers of open-source software do not provide the warranty, support and liability protections typically provided by vendors who offer proprietary software; and

•	it may be difficult for us to accurately determine the developers of the open source code and whether the acquired software infringes third-party intellectual property rights.
We believe that even if we do not infringe the rights of others, we will incur significant expenses in the future due to defense of legal claims, disputes or licensing negotiations, though the amounts cannot be determined. These expenses may be material or otherwise adversely affect our operating results.
Our operating results may be negatively affected by defending or pursuing claims or lawsuits.
We have and may in the future pursue or be subject to claims or lawsuits in the normal course of our business. In addition to the intellectual property lawsuits described above, we are currently parties to other litigation as described in Part I, Item 3. Legal Proceedings. Regardless of the result, litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a lawsuit in which we are a defendant could result in a court order against us or payments to other parties that would have an adverse effect on our business, results of operations, or financial condition. Even if we are successful in prosecuting claims and lawsuits, we may not recover damages sufficient to cover our expenses incurred to manage, investigate and pursue the litigation. In addition, subject to certain limitations, we may be obligated to indemnify our current and former directors, officers and employees in certain lawsuits. We do not maintain adequate insurance coverage to cover all of our litigation costs and liabilities.
If we fail to protect our intellectual property, our business could suffer.
We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, we cannot ensure that the actions we have taken will adequately protect our intellectual property rights or that other parties will not independently develop similar or competing products that do not infringe on our patents. We generally enter into confidentiality, invention assignment or license agreements with our employees, consultants and other third parties with whom we do business, and control access to and distribution of our intellectual property and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise misappropriate or use our products or technology, which would adversely affect our business.

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
We primarily rely on our manufacturing partners; Alpha Networks, Inc. headquartered in Hsinchu, Taiwan, Flextronics, Inc. headquartered in Singapore, and select other partners to manufacture our products. We have experienced delays in product shipments from our manufacturing partners in the past, which in turn delayed product shipments to our customers. These or similar problems may arise in the future, such as delivery of products of inferior quality, delivery of insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results. In addition, any natural disaster or business interruption to our manufacturing partners could significantly disrupt our business. While we maintain strong relationships with our manufacturing partners, our agreements with these manufacturers are generally of limited duration and pricing, quality and volume commitments are negotiated on a recurring basis. The failure to maintain continuing agreements with our manufacturing partners could adversely affect our business. We intend to introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers.
As part of our cost-reduction efforts, we will need to realize lower per unit product costs from our manufacturing partner by means of volume efficiencies and the utilization of manufacturing sites in lower-cost geographies. However, we cannot be certain when or if such price reductions will occur. The failure to obtain such price reductions would adversely affect our operating results.
Regulations related to disclosure requirements regarding conflict minerals may force us to incur additional compliance expenses, may make our supply chain more complex.
On August 22, 2012, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new disclosure regulations for public companies that manufacture products that contain certain minerals and their derivatives, namely tin, tantalum, tungsten or gold, known as conflict minerals, if these minerals are necessary to the functionality or production of the company’s products. These regulations require issuers to report annually whether or not such minerals originate from the Democratic Republic of Congo (“DRC”) and adjoining countries and in some cases to perform extensive due diligence on their supply chains for such minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of conflict minerals used in the manufacture of networking equipment, including our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, the due diligence procedures that we implement may not enable us to ascertain the origins for these minerals or determine that these minerals are DRC conflict free, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict free, which could harm our relationships with these customers and lead to a loss of revenue. These new requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

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

Our revenues may decline as a result of changes in public funding of educational institutions.

A portion of our revenues comes from sales to both public and private K-12 educational institutions. Public schools receive funding from local tax revenue, and from state and federal governments through a variety of programs, many of which seek to assist schools located in underprivileged or rural areas. The funding for a portion of our sales to educational institutions comes from a federal funding program known as the E-Rate program. E-Rate is a program of the Federal Communications Commission that subsidizes the purchase of approved telecommunications, Internet access, and internal connection costs for eligible public educational institutions.  The E-Rate program, its eligibility criteria, the timing and specific amount of federal funding actually available and which Wi-Fi infrastructure and product sectors will benefit, are uncertain and subject to final federal program approval and funding appropriation continues to be under review by the Federal Communications Commission and there can be no assurance that this program or its equivalent will continue, and as a result, our business may be harmed. Furthermore, if state or local funding of public education is significantly reduced because of legislative or policy changes or by reductions in tax revenues due to changing economic conditions, our sales to educational institutions may be negatively impacted by these changed conditions. Any reduction in spending on information technology systems by educational institutions would likely materially and adversely affect our business and results of operations. This is a specific example of the many factors which add additional uncertainty to our future revenue from our education end-customers.

To successfully manage our business or achieve our goals, we must attract, retain, train, motivate, develop and promote key employees, and failure to do so can harm us.

Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, service and operations personnel, many of whom would be difficult to replace. We do not have employment contracts with these individuals that mandate that they render services for any specific term, nor do we carry life insurance on any of our key personnel. We have experienced and may in the future experience significant turnover in our executive personnel. In addition, retention has generally become more difficult for us, in part because the exercise price of most of the stock options granted to many of our employees is above the market price. As a result, we experienced high levels of attrition. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, service, finance and operations personnel. The market for these personnel is competitive, and we have had difficulty in hiring employees, particularly engineers, in the time-frame we desire.
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
Our ability to successfully implement our business plan and comply with regulations requires an effective planning and management process. We need to continue improving our existing, and implement new, operational and financial systems, procedures and controls. We need to ensure that the businesses acquired are appropriately integrated in our financial systems. We integrated the financial and other key managerial systems of Enterasys with Extreme effective July 1, 2014, the first day of our fiscal 2015. Any delay in the implementation of, or disruption in the integration of acquired businesses, or delay and disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis, or to forecast future results.
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
Our future effective tax rate in particular could be adversely affected by a change in ownership pursuant to U.S. Internal Revenue Code Section 382. If a change in ownership occurs, it may limit our ability to utilize our net operating losses to offset our U.S. taxable income. If U.S. taxable income is greater than the change in ownership limitation, we will pay a higher rate of tax with respect to the amount of taxable income that exceeds the limitation. This could have a material adverse impact on our results of operations. On April 26, 2012, we adopted an Amended and Restated Rights Agreement to help protect our assets (the “Rights Agreement”). In general, this does not allow a stockholder to acquire more than 4.95% of our outstanding common stock without a waiver from our board of directors, who must take into account the relevant tax analysis relating to potential limitation of our net operating losses. The Rights Agreement is effective through May 31, 2015, subject to ratification by a majority of stockholders at our next annual stockholder meeting on November 12, 2014.
Compliance with laws, rules and regulations relating to corporate governance and public disclosure may result in additional expenses.
Federal securities laws, rules and regulations, as well as NASDAQ Stock Market rules and regulations, require companies to maintain extensive corporate governance measures, impose comprehensive reporting and disclosure requirements, set strict independence and financial expertise standards for audit and other committee members and impose civil and criminal penalties for companies and their Chief Executive Officers, Chief Financial Officers and directors for securities law violations. These laws, rules and regulations and the interpretation of these requirements are evolving, and we are making investments to evaluate current practices and to continue to achieve compliance, which investments may have a material impact on the Company’s financial condition.

Our headquarters and some significant supporting businesses are located in northern California and other areas subject to natural disasters that could disrupt our operations and harm our business.
Our corporate headquarters are located in Silicon Valley in Northern California. Historically, this region as well as our R&D centers in North Carolina and New Hampshire have been vulnerable to natural disasters and other risks, such as earthquakes, fires, floods and tropical storms, which at times have disrupted the local economy and posed physical risks to our property. We have contract manufacturers located in Taiwan where similar natural disasters and other risks may disrupt the local economy and pose physical risks to our property and the property of our contract manufacturer.
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

We rely on the availability of third-party licenses
Some of our products are designed to include software or other intellectual property, including open source software, licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of these products. There can be no assurance that the necessary licenses would be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, operating results, and financial condition. Moreover, the inclusion in our products of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to protect our proprietary rights in our products.  Further, the failure to comply with the terms of any license, including free open source software, may result in our inability to continue to use such license. Our inability to maintain or re-license any third-party licenses required in our products or our inability to obtain third-party licenses necessary to develop new products and product enhancements, could require us, if possible, to develop substitute technology or obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could delay or prevent product shipment and harm our business, financial condition, and results of operations.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal administrative, sales, and marketing facilities are located in San Jose, California. We started leasing our current headquarters in June 2013. We also lease office space and executive suites in various other geographic locations domestically and internationally for research & development, sales and service personnel and administration. Our aggregate lease expense for fiscal 2014 was approximately $10.2 million.

At June 30, 2014, the significant facilities that we leased were as follows:

Location	Use	Size
		(in square feet)

San Jose, California	Principal administrative, sales and marketing facilities	57,600
Research Triangle Park, North Carolina	Research and development, sales and administrative offices	85,400
Salem, New Hampshire	Research and development, sales and marketing and administrative offices	197,300

Item 3. Legal Proceedings
The information set forth under the heading “Legal Proceedings” in Note 5, Commitments and Contingencies and Leases, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, is incorporated herein by reference.

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

Stock Prices	High	Low
Fiscal year ended June 30, 2014:
First quarter	$5.22	$3.51
Second quarter	$7.18	$5.11
Third quarter	$7.82	$5.39
Fourth quarter	$6.10	$3.55
Fiscal year ended June 30, 2013:
First quarter	$3.63	$2.95
Second quarter	$3.78	$3.22
Third quarter	$3.80	$3.37
Fourth quarter	$3.62	$3.00

As of August 5, 2014, there were 227 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

We currently have authority granted by our Board of Directors to repurchase up to $75 million in common stock over a three year period starting October 1, 2012. As of June 30, 2014, we have repurchased 4.1 million shares of common stock at a total cost of $14.5 million.

Certain information regarding our equity compensation plan(s) as required by Part II is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2014 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.
STOCK PRICE PERFORMANCE GRAPH
Set forth below is a stock price performance graph comparing the annual percentage change in the cumulative total return on our common stock with the cumulative total returns of the CRSP Total Return Index for The NASDAQ Stock Market (U.S. companies) and the NASDAQ Computer Manufacturers Securities for the period commencing June 28, 2009 and ending on June 30, 2014. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Comparison of Five-Year Cumulative Total Returns
Performance Graph for Extreme Networks, Inc.

Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Booth School of Business, The University of Chicago. Used with permission. All rights reserved.

Item 6. Selected Financial Data
The following table sets forth selected consolidated financial data for each of the fiscal years ended June 30, 2014, June 30, 2013, June 30, 2012, July 3, 2011 and June 27, 2010 derived from audited financial statements. These tables should be reviewed in conjunction with the Consolidated Financial Statements in Item 8 and related Notes, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results may not be indicative of future results.

	Year Ended
	June 30, 2014(1)	June 30, 2013(2)	June 30, 2012(3)	July 3, 2011(4)	June 27, 2010(5)
		(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$519,554	$299,343	$322,722	$334,428	$309,354
Operating income (loss)	$(50,232)	$10,852	$13,909	$3,114	$(1,424)
Net income	$(57,310)	$9,673	$15,872	$2,713	$227
Net income per share – basic	$(0.60)	$0.10	$0.17	$0.03	$—
Net income per share – diluted	$(0.60)	$0.10	$0.17	$0.03	$—
Shares used in per share calculation – basic	95,515	93,954	93,451	91,423	89,281
Shares used in per share calculation – diluted	95,515	95,044	94,490	92,795	89,477
	As of
	June 30, 2014	June 30, 2013	June 30, 2012	July 3, 2011	June 27, 2010
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents, short-term investments and marketable securities	$105,882	$205,613	$153,515	$146,977	$135,359
Inventories	$57,109	$16,167	$26,609	$21,583	$21,842
Total assets	$526,432	$311,424	$284,590	$270,973	$262,885
Deferred revenue, net	$97,677	$41,454	$39,328	$36,973	$37,185
Total debt	$121,563	$—	$—	$—	$—
Other long-term liabilities	$8,595	$1,507	$643	$2,474	$3,665
Common stock and capital in excess of par value	$845,364	$821,425	$970,743	$963,697	$956,922
Accumulated deficit	$(688,213)	$(630,903)	$(640,576)	$(656,448)	$(659,161)

(1)	Fiscal 2014 net income includes acquisition and integration costs of $25.7 million, amortization of intangibles of $16.7 million and a restructuring charge, net of reversal of $0.5 million.

(2)	Fiscal 2013 net income includes gain on sale of facilities of $11.5 million, restructuring charge, net of reversal of $6.8 million and a charge for litigation settlement, net of $2.0 million.

(3)
Fiscal 2012 net income includes restructuring charge, net of reversal of $1.6 million and litigation settlement gain of $0.1 million and $1.9 million cumulative translation adjustments gain from Japan subsidiary liquidation.

(4)	Fiscal 2011 net income includes restructuring charge of $3.8 million and litigation settlement gain of $4.2 million.

(5)	Fiscal 2010 net income includes restructuring charge of $4.2 million and litigation settlement charge of $1.0 million.

Quarterly Financial Data (Unaudited)
Quarterly results for the years ended June 30, 2014 and 2013 follow:

	June 30, 2014(1)	March 31, 2014(2)	December 31, 2013(3)	September 30, 2013(4)
	(In thousands, except per share amounts)
Net revenues	$155,293	$141,762	$146,583	$75,916
Gross profit	$82,922	$70,855	$69,845	$43,707
Net income (loss)	$(16,231)	$(25,058)	$(15,986)	$(35)
Net income (loss) per share – basic	$(0.17)	$(0.26)	$(0.17)	$—
Net income (loss) per share – diluted	$(0.17)	$(0.26)	$(0.17)	$—

	June 30, 2013(5)	March 31, 2013(6)	December 31, 2012(7)	September 30, 2012(8)
	(In thousands, except per share amounts)
Net revenues	$79,462	$68,203	$75,551	$76,127
Gross profit	$43,975	$37,937	$40,739	$39,975
Net income (loss)	$3,184	$(2,220)	$(4,206)	$12,915
Net income (loss) per share – basic	$0.03	$(0.02)	$(0.04)	$0.14
Net income (loss) per share – diluted	$0.03	$(0.02)	$(0.04)	$0.14
____________________

(1)	Net loss and net loss per share include the effect of acquisition and integration costs of $6.9 million and amortization of intangibles of $5.3 million.

(2)	Net loss and net loss per share include the effect of acquisition and integration costs of $6.4 million, amortization of intangibles of $7.7 million and litigation settlement income of $0.1 million.

(3)	Net loss and net loss per share include the effect of acquisition and integration costs of $8.7 million, amortization of intangibles of $3.8 million and a restructuring charge of $0.4 million.

(4)	Net loss and net loss per share include the effect of acquisition costs of $3.7 million and a restructuring charge of $75,000.

(5)	Net income and net income per share include the effect of restructuring charge of $0.6 million.

(6)	Net loss and net loss per share include the effect of restructuring charge of $1.1 million, litigation settlement of $2.5 million.

(7)	Net loss and net loss per share include the effect of restructuring charge of $5.2 million and litigation settlement received of $0.4 million.

(8)	Net income and net income per share include the effect of restructuring reversal of $10,000 and gain on sale of facilities of $11.5 million.

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
We believe that understanding the following key developments is helpful to an understanding of our operating results for the fiscal year ended June 30, 2014.
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

Highly scaled and differentiated products and solutions: Our combined product portfolio spans data center networking, switching and routing, Software-Defined Networking (SDN), wired and wireless LAN access, network management with analytics and integrated security features. This broader solutions portfolio can be leveraged to better serve existing and new customers. We will continue to enhance and support the product roadmaps of both companies going forward to protect the investments of customers and avoid any disruption to their businesses. We intend to increase research and development to accelerate our vision for high-performance, modular, open networking.

Leading customer service and support: We are working to augment our current outsourced support model by integrating Enterasys' in-sourced expertise, building on Enterasys' award-winning heritage and strong commitment to exceptional customer experience. The Company's expanded global network of channel partners and distributors will benefit from expanded services and support capabilities.

Strong Channels and Strategic Partners: Our focus is to leverage the capabilities of the combined
Company and expand existing partnerships with Ericsson and the developing partnership with Lenovo as well as continue to add new strategic partnerships in the future. Additionally, we will increase our focus on partnering with distributors and channel partners globally. The goal is to develop and enhance relationships that grow revenue and profits for the Company and our alliance and channel partners. At the same time, we are investing in infrastructure to make doing business with the Company easier and more efficient.

Also, on October 31, 2013, the Company entered into a $125 million senior secured credit facilities agreement consisting of a $65 million term loan facility (“Term Loan”) and a revolving credit facility of $60 million (“Revolving Facility”).  Both facilities mature on October 31, 2018.  The Company drew $35 million of the $60 million Revolving Facility on the acquisition date and used the proceeds from the Term Loan to pay a portion of the purchase price in the acquisition of all of the issued and outstanding capital stock of Enterasys.
Impact of the Global Economic Developments
We believe that the slow economic recovery in the United States, Asia and Europe, and other challenges affecting global economic conditions placed significant limitations on our financial performance. We operate in three regions: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Middle East, and Africa; and APAC which includes Asia Pacific, South Asia, Japan and Australia. Sales in APAC and some European countries were most impacted as a result of the soft global economy. We believe that conservative purchasing patterns and delays or cancellation of IT infrastructure plans in the face of continued uncertainty regarding the global economy, may continue to negatively impact overall demand for networking solutions, including Ethernet equipment.
We have taken, and plan to continue to take, other steps to manage our business in the current economic environment. For example, we have managed from time to time our contingent work force, consolidation of office locations, reduced travel and other discretionary spending, realigned our product portfolio and organization to grow revenue and operating income, and controlled all hiring activities.

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
Expanding Product Portfolio
We believe that continued success in our marketplace is dependent upon a variety of factors that includes, but is not limited to, our ability to design, develop and distribute new and enhanced products employing leading-edge technology. Over the past few years, we further extended our product portfolio through continued evolutions of our BlackDiamond BDX8, a highly-scalable core switch for IT and cloud data centers, the Summit family of stackable switches for the intelligent edge, the S-series flow-based switching for campus and data center, the identiFi Wi-Fi product portfolio with both indoor and outdoor 802.11a/b/g/n/ac access points, the E4G Cell Site Router family for mobile backhaul, and a revamp of our software and network management solutions that include: NetSight for centralized network management and NAC/Mobile-IAM that provides BYOD management and network access control solution for wired and wireless LAN and VPN users. During fiscal 2014, we also introduced key software functionality that will drive differentiation.  New software and hardware introductions during the current year included a Summit X770 switch supporting industry's highest density performing top of rack switching, Purview - a network-powered application analytics and optimization solution, identiFi 38xx WiFi Access Points supporting 802.11ac, SDN 2.0 - an open, standards-based (based on OpenDaylight) and comprehensive SDN solution, 100GbE support for the BDX8 and NetSight 6.0 a consolidated management across the expanded portfolio.
Industry Developments

The market for network infrastructure equipment is highly competitive and dominated by a few large companies. The current economic climate has further driven consolidation of vendors within the Ethernet networking market and with vendors from adjacent markets, including storage, security, wireless and voice applications. We believe that the underpinning technology for all of these adjacent markets is Ethernet. As a result, independent Ethernet switch vendors are being acquired or merged with larger, adjacent market vendors to enable them to deliver complete and broad solutions. As an independent Ethernet switch vendor, we must provide products that, when combined with the products of our large strategic partners, create compelling solutions for end-user customers. Our acquisition of Enterasys gives us a larger market share and presence and an opportunity to create complementary solutions for our customers. Our approach is to focus on the intelligence and automation layer that spans our hardware products and that facilitates end-to-end solutions, as opposed to positioning Extreme Networks as a low-cost-vendor with point products. Lower overall market growth has also created an environment of declining margins due to increased competition between the remaining vendors in this space. During the last year, overall Ethernet port counts have grown, while industry revenues have decreased, signaling a decline in average selling price per port. Our product life cycle and operational cost reduction efforts are therefore even more critical for margin preservation.

Amendment to Rights Agreement
On November 27, 2012, our Board of Directors adopted an Amended and Restated Rights Agreement between the Company and Computershare Shareholder Services LLC as the rights agent (the “Restated Rights Plan”). The Restated Rights Plan governs the terms of each right (“Right”) that has been issued with respect to each share of Common Stock of Extreme Networks. Each Right initially represents the right to purchase one one-thousandth of a share of our Series A Preferred Stock. The Restated Rights Plan replaces in its entirety the Rights Agreement, dated as of April 27, 2001, as amended on June 30, 2010; April 26, 2011, between us and Mellon Investor services LLC (the “Prior Rights Plan”).
The Board reviewed the necessity of the provisions of the Prior Rights Plan. The Prior Rights Plan was adopted to preserve the value of our deferred tax assets, including our net operating loss carry forwards, with respect to our ability to fully use its tax benefits to offset future income which may be limited if we experience an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986 as a result of ordinary buying and selling of our common stock. Following its review, the Board decided it was necessary and in the best interests of us and our stockholders to enter into the Restated Rights Plan. The Restated Rights Plan incorporates the Prior Rights Plan and the amendments thereto into a single agreement and extended the term of the Prior Rights Plan to April 30, 2013. Our stockholders voted to extend the term of the Restated Rights Plan from April 30, 2013 to April 30, 2014 at our 2012 Annual Meeting of Stockholders, and the Restated Rights Plan was amended effective April 30, 2013 to reflect the extension of the term. The Board of Directors unanimously approved an amendment to the Rights Plan effective April 30, 2014 to extend the Rights Plan through May 31, 2015, subject to ratification by a majority of the stockholders at the next annual meeting, expected to be held on November 12, 2014.

Results of Operations
Our operations and financial performance have been affected by the economic factors described above and our acquisition of Enterasys, and during fiscal 2014, we achieved the following results:

•	Net revenue of $519.6 million, an increase of 73.6% from fiscal 2013 net revenue of $299.3 million.

•	Product revenue of $411.8 million, an increase of 71.6% from fiscal 2013 product revenue of $240.0 million.

•	Service revenue of $107.8 million, an increase of 81.5% from fiscal 2013 service revenue of $59.4 million.

•	Total gross margin of 51.5% of net revenue in fiscal 2014, compared to 54.3% in fiscal 2013.

•
Operating loss of $50.2 million (including acquisition and integration costs of $25.7 million, amortization of intangibles of $16.7 million, restructuring charges of $0.5 million, and $0.1 million of litigation settlement income), a decrease from operating income of $10.9 million in fiscal 2013.

•	Net loss was $57.3 million in fiscal 2014, a decrease from net income of $9.7 million in fiscal 2013.

•
Cash flow used in operating activities was $26.8 million, compared to cash flow provided by operating activities of $32.2 million in fiscal 2013, a decrease of $59.1 million. Cash and cash equivalents, short-term investments and marketable securities were $105.9 million as of June 30, 2014, a decrease of $99.7 million from fiscal 2013.

Net Revenue
The following table presents net product and service revenue for the fiscal years 2014, 2013 and 2012 (dollars in thousands):

	Year Ended				Year Ended
	June 30, 2014	June 30, 2013	$ Change	% Change	June 30, 2013	June 30, 2012	$ Change	% Change
Net Revenue:
Product	$411,761	$239,955	$171,806	71.6%	$239,955	$261,873	$(21,918)	(8.4)%
Percentage of net revenue	79.3%	80.2%			80.2%	81.2%
Service	107,793	59,388	48,405	81.5%	59,388	60,849	(1,461)	(2.4)%
Percentage of net revenue	20.7%	19.8%			19.8%	18.9%
Total net revenue	$519,554	$299,343	$220,211	73.6%	$299,343	$322,722	$(23,379)	(7.2)%

Product revenue increased in fiscal 2014 as compared to fiscal 2013 primarily due to significant increase in the number of customers and products sold due to our acquisition of Enterasys in the second quarter of fiscal 2014. This resulted in a significant increase in our product revenue in all regions.
Product revenue decreased in fiscal 2013 as compared to fiscal 2012 primarily due to weaker than expected demand from our public sector and enterprise customers in the United States and we continued to experience weak demand from our public sector and strategic customers and distributors in the EMEA region attributable to the persistent macroeconomic challenges in Western Europe.
Service revenue increased in fiscal 2014 as compared to fiscal 2013 primarily due to an increase in service maintenance contracts and professional service and training revenues due to our acquisition of Enterasys in the second quarter of fiscal 2014.
Service revenue decreased in fiscal 2013 as compared to fiscal 2012 reflecting slight decrease in the levels of service contract renewals.

As noted previously, we operate in three regions: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East, and Africa; and APAC which includes Asia Pacific, South Asia, Japan and Australia. The following table presents the total net revenue geographically for the fiscal years 2014, 2013 and 2012 (dollars in thousands):

	Year Ended				Year Ended
Net Revenue	June 30, 2014	June 30, 2013	$ Change	% Change	June 30, 2013	June 30, 2012	$ Change	% Change
Americas:
United States	$211,734	$101,790	$109,944	108.0%	$101,790	$106,110	$(4,320)	(4.1)%
Other	45,790	33,584	12,206	36.3%	33,584	34,970	(1,386)	(4.0)%
Total Americas	257,524	135,374	122,150	90.2%	135,374	141,080	(5,706)	(4.0)%
Percentage of net revenue	49.6%	45.2%			45.2%	43.7%
EMEA	202,555	112,812	89,743	79.6%	112,812	128,093	(15,281)	(11.9)%
Percentage of net revenue	39.0%	37.7%			37.7%	39.7%
APAC	59,475	51,157	8,318	16.3%	51,157	53,549	(2,392)	(4.5)%
Percentage of net revenue	11.4%	17.1%			17.1%	16.6%
Total net revenues	$519,554	$299,343	$220,211	73.6%	$299,343	$322,722	$(23,379)	(7.2)%

Revenue increased in all regions in 2014 as compared to fiscal 2013 primarily due increased customers and service contracts from the acquisition of Enterasys in the second quarter of fiscal 2014.
Revenue in the EMEA decreased in 2013 as compared to fiscal 2012 primarily due to macroeconomic challenges which affected the demand from customers in those regions. Revenue in the Americas and APAC decreased slightly as compared to fiscal 2012.
We rely upon multiple channels of distribution, including distributors, direct resellers, OEM, and direct sales.  Revenue through our distributor channel was 44% of total product revenue in fiscal 2014, 43% of total product revenue in fiscal 2013, and 42% in fiscal 2012.
The level of sales to any one customer, including a distributor, may vary from period to period.
Cost of Revenue and Gross Profit
The following table presents the gross profit on product and service revenue and the gross profit percentage of net revenue for the fiscal years 2014, 2013 and 2012 (dollars in thousands):

	Year Ended				Year Ended
	June 30, 2014	June 30, 2013	$ Change	% Change	June 30, 2013	June 30, 2012	$ Change	% Change
Gross profit:
Product	$198,088	$124,093	$73,995	59.6%	$124,093	$141,646	$(17,553)	(12.4)%
Percentage of product revenue	48.1%	51.7%			51.7%	54.1%
Service	69,241	38,533	30,708	79.7%	38,533	38,201	332	0.9%
Percentage of service revenue	64.2%	64.9%			64.9%	62.8%
Total gross profit	$267,329	$162,626	$104,703	64.4%	$162,626	$179,847	$(17,221)	(9.6)%
Percentage of net revenue	51.5%	54.3%			54.3%	55.7%

Cost of product revenue includes costs of materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, amortization of developed technology intangibles, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans, and document control. We outsource substantially all of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, document control and distribution at our facilities in San Jose, California, Salem, New Hampshire, China, and Taiwan.
Product gross margin in fiscal 2014 decreased as compared to fiscal 2013 primarily due to a $11.1 million charge related to the utilization of the net increase in cost basis of the inventory acquired in connection with the purchase of Enterasys, $11.0 million for the amortization of developed technology intangibles from the acquisition of Enterasys during the second quarter of fiscal 2014 and increased stock compensation expenses offset by higher economic benefits realized in our manufacturing costs as compared to fiscal 2013.
Product gross margin in fiscal 2013 decreased as compared to fiscal 2012 due to lower product revenue and an increase in charges for excess and obsolete inventory offset by economic benefits realized in our manufacturing costs.
Our cost of service revenue consists primarily of labor, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts.
Service gross margin in fiscal 2014 increased as compared to fiscal 2013 primarily due to increased service revenue as a result of acquisition of Enterasys and cost reduction initiatives offset by higher personnel, overhead and travel cost as a result of our acquisition of Enterasys during the second quarter of fiscal 2014.
Service gross profit in fiscal 2013 increased as compared to fiscal 2012 primarily due to lower labor costs from our cost reduction initiatives.
Operating Expenses
The following table presents operating expenses and operating income (dollars in thousands):

	Year Ended				Year Ended
	June 30, 2014	June 30, 2013	$ Change	% Change	June 30, 2013	June 30, 2012	$ Change	% Change
Research and development	$77,146	$40,521	$36,625	90.4%	$40,521	$45,640	$(5,119)	(11.2)%
Sales and marketing	156,666	87,202	69,464	79.7%	87,202	90,167	(2,965)	(3.3)%
General and administrative	40,912	26,725	14,187	53.1%	26,725	28,658	(1,933)	(6.7)%
Acquisition and integration costs	25,716	—	25,716	100.0%	—	—	—	—%
Restructuring charge, net of reversals	510	6,836	(6,326)	(92.5)%	6,836	1,594	5,242	328.9%
Amortization of intangibles	16,711	—	16,711	100.0%	—	—	—	—%
Litigation settlement (income)/loss	(100)	2,029	(2,129)	(104.9)%	2,029	(121)	2,150	(1,776.9)%
Gain on sale of campus	—	(11,539)	11,539	(100.0)%	(11,539)	—	(11,539)	100.0%
Total operating expenses	$317,561	$151,774	$165,787	109.2%	$151,774	$165,938	$(14,164)	(8.5)%
Operating (loss) income	$(50,232)	$10,852	$(61,084)	(562.9)%	$10,852	$13,909	$(3,057)	(22.0)%

The following table highlights our operating expenses and operating income as a percentage of net revenues:

	Year Ended
	June 30, 2014	June 30, 2013	June 30, 2012
Research and development	14.8%	13.5%	14.1%
Sales and marketing	30.2%	29.1%	27.9%
General and administrative	7.9%	8.9%	8.9%
Acquisition and integration costs	5.0%	—%	—%
Restructuring charge, net of reversals	0.1%	2.3%	0.5%
Amortization of intangibles	3.2%	—%	—%
Litigation settlement (income)/loss	—%	0.7%	—%
Gain on sale of campus	—%	(3.9)%	—%
Total operating expenses	61.1%	50.6%	51.4%
Operating (loss) income	(9.7)%	3.6%	4.3%
Research and Development Expenses
Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products. Research and development expenses increased in fiscal 2014 as compared to fiscal 2013 primarily due to increased personnel and occupancy costs as a result of our acquisition of Enterasys in the second quarter of fiscal 2014.
Research and development expenses decreased in fiscal 2013 as compared to fiscal 2012 primarily due to lower spending on engineering projects due to differences in timing and pattern of planned engineering project spending as compared to fiscal 2012.
Sales and Marketing Expenses
Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses. Sales and marketing expenses increased in fiscal 2014 as compared to fiscal 2013 primarily due to increased personnel costs as well as additional spending on additional sales and marketing programs, as a result of our acquisition of Enterasys in the second quarter of fiscal 2014.
Sales and marketing expenses decreased in fiscal 2013 as compared to fiscal 2012 primarily due to lower commissions and reduced personnel costs resulting from lower revenue levels and a reduction in headcount during the year.
General and Administrative Expenses
General and administrative expenses increased in fiscal 2014 as compared to fiscal 2013 primarily due to higher personnel and travel costs and higher occupancy costs as a result of our acquisition of Enterasys in the second quarter of fiscal 2014.

General and administrative expenses decreased in fiscal 2013 as compared to fiscal 2012 primarily due to cost reduction initiatives realized as part of the restructuring plan offset by CEO transition expenses of $2.1 million.
Acquisition and Integration Costs
As a result of our acquisition of Enterasys, we incurred $25.7 million of acquisition and integration costs in fiscal 2014. Of the total $25.7 million expense for fiscal 2014, $19.7 million expense related to integration costs and the remaining $6.0 million expense related to acquisition costs. The Company expects to incur integration costs for the next two years at a lower rate.
Amortization of Intangibles
During fiscal 2014, we recorded $16.7 million of amortization expenses primarily for certain intangibles related to the acquisition of Enterasys.
Restructuring Charge, Net of Reversal
During fiscal 2014, 2013 and 2012, we recorded restructuring charges, net of reversals, of $0.5 million, $6.8 million, and $1.6 million, respectively.

Fiscal 2013 Restructuring
During the second quarter of fiscal 2013, we reduced costs through targeted restructuring activities intended to reduce operating costs and realign our organization in the current competitive environment. As part of our restructuring efforts in the second quarter of fiscal 2013, we initiated a plan to reduce our worldwide headcount by 13%, consolidate specific global administrative functions, and shift certain operating costs to lower cost regions, among other actions. We have substantially expensed all costs associated with this initiative. As of June 30, 2014, we had restructuring liabilities of $0.3 million related to the fiscal 2013 restructuring, which we anticipate paying by the end of fiscal 2015.
Fiscal 2012 Restructuring
During fiscal 2012, we incurred total charges of $2.2 million, including $1.8 million related to severance, $0.1 million of contract termination fees, and $0.2 million other charges. A portion of this restructuring activity was related to the liquidation of our Japan subsidiary with a cost of $0.5 million at June 30, 2012. We substantially liquidated the subsidiary in Japan in the fourth quarter or fiscal 2012, as part of our broad restructuring effort. We disposed of the remaining immaterial assets and liabilities and completed the liquidation process during fiscal 2013. There were no outstanding liabilities related to the fiscal 2012 restructuring as of June 30, 2014.
Fiscal 2011 Restructuring
During fiscal 2011, we commenced a strategy to focus on growing revenue in specific market verticals and on improving operational effectiveness.  As of June 30, 2013, we had restructuring liabilities of $0.4 million remaining related to the fiscal 2011 restructuring, which we paid during fiscal 2014.
Litigation Settlement (Income) Expense
During the third quarter of fiscal 2014, the Company received $0.1 million from the settlement of a property lease litigation matter.
During the third quarter of fiscal 2013, we recognized a litigation charge of $2.5 million related to a settlement agreement entered into with Enterasys Networks prior to the acquisition.
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
Interest Income
Interest income was $0.8 million in fiscal 2014, $1.1 million in fiscal 2013 and $1.2 million in fiscal 2012, representing a decrease of $0.3 million in fiscal 2014 from fiscal 2013, and a decrease of $0.1 million in fiscal 2013 from fiscal 2012. The decrease in interest income in fiscal 2014 from fiscal 2013 was due to a decrease in the investment balance to fund a portion of the acquisition of Enterasys. The decrease in interest income in fiscal 2013 from fiscal 2012 was due to a decrease in the average interest yield from 0.95% in fiscal 2012 to 0.54% in fiscal 2013.
Interest Expense
We had $2.1 million interest expense for fiscal 2014. Interest expense was immaterial for both fiscal years 2013 and 2012. Interest expense in fiscal 2014 primarily related to the Credit Facility that the Company entered into on October 31, 2013 to fund the acquisition of Enterasys.
Interest expense in fiscal 2013 and fiscal 2012 were primarily related to interest amortization of technology agreements.
Other (Expense) Income, net
Other (expense) income net was expense of $1.6 million in fiscal 2014, expense of $0.6 million in fiscal 2013 and income of $2.0 million in fiscal 2012. Other expense in fiscal 2014 was primarily due to the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. dollars.

Other expense in fiscal 2013 was primarily due to the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. dollars.
Other income in fiscal 2012 was primarily comprised of $1.9 million in foreign currency translation gains that were reclassified from other comprehensive income (loss) due to the substantial liquidation of our Japan subsidiary.
Provision for Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the impact of state taxes, foreign operations which are generally taxed at lower statutory rates and the full valuation of our deferred tax assets in the U.S. and certain foreign jurisdictions. For the fiscal years ended June 30, 2014, 2013 and 2012, we recorded income tax provisions of $4.2 million, $1.7 million and $1.2 million respectively. The effective tax rates for fiscal years ended June 30, 2014, 2013 and 2012 were 7.9%, 14.8% and 7.0% respectively.
For the fiscal years ended June 30, 2014, 2013 and 2012 the vast majority of our tax provision relates to taxes on our foreign operations as well as state taxes due to the full valuation allowance on our U.S. and certain foreign deferred tax assets. In the fiscal year ended June 30, 2014, a portion of our provision resulted from the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc.
For a full reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and for further explanation of our provision for income taxes, see Note 9 to the consolidated financial statements.

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
Pursuant to the software revenue recognition accounting standard, we continue to recognize revenue for software using the residual method for our sales of standalone software products and other software that is not essential to the functionality of the hardware with which it is sold. After allocation of the relative selling price to each element of the multiple deliverable arrangement, we recognize revenue in accordance with our policies for product, software, and service revenue recognition.
Our total deferred product revenue from customers other than distributors was $4.1 million and $3.1 million as of June 30, 2014 and June 30, 2013, respectively. Our total deferred revenue for services, primarily from service contracts, was $97.7 million as of June 30, 2014 and $38.7 million as of June 30, 2013. Service contracts typically range from one to two years. Shipping costs are included in cost of product revenues.
We provide an allowance for sales returns based on our historical returns, analysis of credit memo data and our return policies. The allowance for sales returns was $2.7 million and $0.8 million as of June 30, 2014 and June 30, 2013, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. If the historical data that we use to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenue. We estimate and adjust this allowance at each balance sheet date.

Business Combinations
We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, assumed equity awards, as well as to in-process research and development based upon their estimated fair values at the acquisition date. The purchase price allocation process requires management’s judgment and often involves the use of significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, deferred revenue obligations and equity assumed.
Although we believe the assumptions and estimates we have made are reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of intangible assets we have acquired or may acquire in future include but are not limited to assumptions with respect to future cash inflows and outflows, discount rates, intangibles and other asset lives, expected costs to develop the in-process research and development into commercially viable products, among other items.

In connection with the purchase price allocations for our acquisitions, we estimate the fair value of inventory using the comparative sales method. The fair value of the inventory utilizing the comparative sales method is estimated using the selling price, less sales costs, marketing costs and profit on these costs. The operating profit margins are based on the historical margins.
In connection with the purchase price allocations for our acquisitions, we estimate the fair value of deferred revenue using the cost build-up approach. The cost build-up approach determines the fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the obligations are based on historical costs and benchmarking analysis.
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
Goodwill
Goodwill is assessed for impairment annually during the fourth quarter of the fiscal year (April 1) or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. We have determined that we have one reporting unit. To test goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, we then perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Under the two-step goodwill impairment test, we in the first step, compare the estimated fair value of a reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step in which we determine the implied value of goodwill based on the allocation of the estimated fair value determined in the initial step to all assets and liabilities of the reporting unit.
We completed our annual goodwill impairment test in the fourth quarter of fiscal 2014 and determined there was no impairment as the fair value of the reporting unit exceeded its carrying value.
Share-based Payments
We use the Black-Scholes option-pricing model to determine the fair value of option awards other than performance-based option awards, options assumed as part of the Enterasys acquisition, and share purchase options under our Employee Stock Purchase Plan (“ESPP”) on the date of grant with the weighted average assumptions. We use the Monte-Carlo simulation model to determine the fair value and the derived service period of performance-based option awards, with market conditions, on the date of grant. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The expected term of purchase options under our ESPP represents the contractual life of the ESPP purchase period. The risk-free rate based upon the estimated life of the option and ESPP award is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on both the implied volatilities from traded options on our stock and historical volatility on our stock. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In fiscal 2014, our estimated forfeiture rates based on historical forfeiture experiences are 14% for executives and 12% for non-executive employees. We use the straight-line method for expense attribution, and we only recognize expense for those shares expected to vest.
Income Taxes
Deferred Tax Asset Valuation Allowance
We use the asset and liability method of accounting for income taxes provided under the authoritative guidance for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards and credit carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, valuation allowances are established. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies.

In the fiscal year ended June 30, 2014, the global valuation allowance increased by $30.5 million to $172.5 million and in the fiscal year ended June 30, 2013, the global valuation allowance increased by $1.4 million to $142.0 million. The global valuation allowance is comprised primarily of a U.S. allowance, however, valuation allowances have also been provided against deferred tax assets in Australia, Brazil, Japan and Singapore. Our assessment of the available evidence in determining the need for valuation allowances placed greater weight on historical operating results rather than our expectations of future profitability, which is inherently uncertain. Our inconsistent history of earnings during those periods coupled with difficulties in forecasting more than one quarter in advance as well as the cyclical nature of our industry represent sufficient negative evidence to require a full valuation allowance against our U.S. federal and state net deferred tax assets. This valuation allowance will be evaluated periodically and can be reversed partially or totally if business results sufficiently improved to support realization of the deferred tax assets.
Accounting for Uncertainty in Income Taxes
Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent the final tax outcome of these matters is different than the amount recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate as well as the related interest and penalties.
We had unrecognized tax benefits of $11.6 million as of June 30, 2014. If fully recognized in the future, $0.2 million would impact our effective tax rate, and $11.0 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. It is reasonably possible that the amount of unrecognized tax benefit could decrease by approximately $0.2 million during the next twelve months due to the expiration of the statute of limitations in certain foreign jurisdictions. During the fiscal year ended June 30, 2013, we performed a study of our U.S. research and development credits documenting the historic credits as prescribed by Internal Revenue Service rules. As a result of this study we adjusted our available federal and state research credits as well as the amount of these credits that representing uncertain tax positions. The credits classified as uncertain tax positions decreased by approximately $15.0 million as a result of this study.
Impact of Recently Issued Accounting Standards
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
In May 2014, the FASB, jointly with the International Accounting Standards Board, issued Accounting Standard Update No. 2014-09 (Topic 606) - Revenue from Contracts with Customers ("ASU 2014-09"). This ASU's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance will require significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2016. Early application is not permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the potential effect on its consolidated financial position, results of operations and cash flows from adoption of this standard.

Liquidity and Capital Resources
The following summarizes information regarding our cash, investments, and working capital (in thousands):

	June 30, 2014	June 30, 2013
Cash and cash equivalent	$73,190	$95,803
Short-term investments	32,692	43,034
Marketable securities	—	66,776
Total cash and investments	$105,882	$205,613
Working capital	$56,548	$96,279

As of June 30, 2014, our principal sources of liquidity consisted of cash, cash equivalents and investments of $105.9 million, net accounts receivable of $124.7 million and $0.9 million of letters of credit and borrowings from the Revolving Facility under which the Company had $0.1 million of availability at June 30, 2014. Our principal uses of cash will include repayments of debt and related interest, purchase of finished goods inventory from our contract manufacturers, payroll, restructuring expenses and other operating expenses related to the development, marketing of our products, purchases of property and equipment and repurchases of our common stock. We believe that our $105.9 million of cash and cash equivalents and investments at June 30, 2014 along with the availability of borrowings from the Revolving Facility will be sufficient to fund our principal uses of cash for at least the next 12 months including the repayment of the additional borrowings of $24 million from the Revolving Facility as of the filing date of this report.

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
Key Components of Cash Flows and Liquidity
A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Year Ended
	June 30, 2014	June 30, 2013	June 30, 2012
Net cash (used in) provided by operating activities	$(26,843)	$32,237	$13,813
Net cash (used in ) provided by investing activities	$(126,189)	$16,480	$(10,410)
Net cash provided by (used in) financing activities	$129,580	$(7,391)	$2,393
Foreign currency effect on cash	$839	$(119)	$(1,172)
Net (decrease) increase in cash and cash equivalents	$(22,613)	$41,207	$4,624

Cash and cash equivalents, short-term investments and marketable securities were $105.9 million at June 30, 2014, representing a decrease of $99.7 million from $205.6 million at June 30, 2013. Cash and cash equivalents primarily decreased due to cash used in operations of $26.8 million and cash used in investing activities of $126.2 million offset by cash provided by financing activities of $129.6 million and foreign currency impact of $0.8 million.
Cash used in operating activities was $26.8 million compared to cash provided by operating activities of $32.2 million in fiscal 2013, a decrease of $59.1 million during the year ended June 30, 2014. The current year's net loss of 57.3 million was primarily offset by non-cash expenses such as amortization of intangibles, stock-based compensation, and depreciation. Post-

acquisition increases in accounts receivables, inventory, accounts payable and deferred revenue were the primary factors contributing to the cash used in operating activities for the year ended June 30, 2014.
Cash flow used in investing activities was $126.2 million primarily from $180.0 million proceeds used for acquisition of Enterasys, capital expenditures of $22.4 million and purchases of investments of $9.0 million. Such decreases were offset by proceeds from maturities of investments and marketable securities of $28.7 million and sales of investments and marketable securities of $56.6 million.
Cash flow provided by financing activities was $129.6 million resulting from issuance of Term Loan of $65 million and a draw on the Revolving Facility of $35 million used for the acquisition of Enterasys, an additional draw of $24 million on the Revolving Facility for working capital requirements, and $8.0 million proceeds from the exercise of stock options and purchases of shares of our common stock under the ESPP, net of taxes paid on vested and released stock awards.
Contractual Obligations
The following summarizes our contractual obligations at June 30, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than Five Years
Contractual Obligations:
Debt obligations	$121,563	$29,688	$29,250	$62,625	$—
Interest on debt obligations	8,813	2,588	4,377	1,848	—
Non-cancelable inventory purchase commitments	64,651	64,651	—	—	—
Non-cancelable operating lease obligations	58,109	9,093	14,456	13,805	20,755
Other liabilities	5,470	2,818	2,491	161	—
Total contractual cash obligations	$258,606	$108,838	$50,574	$78,439	$20,755

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $64.7 million as of June 30, 2014, an increase of $14.6 million from $50.1 million as of June 30, 2013.
Non-cancelable operating lease obligations represent base rents and operating expense obligations to landlords for facilities we occupy at various locations.
Other liabilities include the Company's commitments towards debt related fees and specific arrangements other than inventory.

The amounts in the table above exclude $0.2 million of income tax liabilities related to uncertain tax positions as we are unable to reasonably estimate the timing of settlement.

We did not have any material commitments for capital expenditures as of June 30, 2014.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2014.
Capital Resources and Financial Condition
As of June 30, 2014, in addition to $73.2 million in cash and cash equivalents, we had $32.7 million invested in short-term investments for total cash and cash equivalents and short-term investments of $105.9 million.
We believe that our current cash and cash equivalents and short-term investments and cash available from future operations will enable us to meet our working capital requirements for at least the next 12 months.

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
The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 30, 2014 and June 30, 2013. This table does not include money market funds because those funds are generally not subject to market risk.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
June 30, 2014
Included in short-term investments	$567	$23,598	$9,094	$33,259	$33,259
Weighted average interest rate	0.01%	0.91%	0.72%

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
June 30, 2013
Included in short-term investments	$13,190	$29,844	—	$43,034	$43,034
Weighted average interest rate	0.91%	0.59%	—
Included in marketable securities	—	—	$66,776	$66,776	$66,776
Weighted average interest rate	—	—	0.77%

The following tables present hypothetical changes in fair value of the financial instruments held at June 30, 2014 that are sensitive to changes in interest rates:

Unrealized gain given a decrease in interest rate of X bps		Fair value as of	Unrealized loss given an increase in interest rate of X bps
(100 bps)	(50 bps)	June 30, 2014	100 bps	50 bps
(In thousands)
$282	$140	$33,259	$(277)	$(139)

Debt
At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from our Credit Facility that we entered into on October 31, 2013. Our debt and credit facility is fully described in the Note 3 of our Notes to the Consolidated Financial Statements. At June 30, 2014 we had $121,563 of debt outstanding all of which was from the company’s credit facility. Since the initial draw and through the end of our fiscal year, the average daily outstanding amount was $100,463 with a low of $98,375 and a high of $122,375. The fair value of the debt outstanding at June 30, 2014 was $121,259. If there were an increase in the interest rates of 0.5% and 1.0% the annualized increase in interest expense on the June 30, 2014 outstanding balance would be $608 and $1,215 respectively. Conversely if there was a decrease in interest rates of 0.5% and 1.0% the annualized interest rate on the outstanding balance at June 30, 2014 would decrease by $608 and $1,215 respectively.
Exchange Rate Sensitivity
Currently, majority of all of our sales and our expenses are denominated in United States dollars and, as a result, we have experienced no significant foreign exchange gains and losses to date. While we conduct sales transactions and incur certain operating expenses in foreign currencies and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant, in part because of our foreign exchange risk management process discussed below.
Foreign Exchange Forward Contracts
We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. At June 30, 2014, these forward foreign currency contracts had a notional principal amount of $7.6 million and an immaterial unrealized gain on foreign exchange contracts. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses from operations were a loss of $1.5 million in fiscal 2014, a loss of $0.9 million in fiscal 2013 and a gain of $2.5 million in fiscal 2012.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Extreme Networks, Incorporated:

We have audited the accompanying consolidated balance sheets of Extreme Networks, Inc. and subsidiaries (the Company) as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) / income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2014. We also have audited the Company’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
The Company acquired Enterasys Networks, Inc. on October 31, 2013, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014, Enterasys Networks, Inc.’s internal control over financial reporting associated with total assets of $143.9 million and net revenues of $227.7 million included in the consolidated financial statements of the Company as of and for the year ended June 30, 2014. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Enterasys Networks Inc.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Extreme Networks, Inc. and subsidiaries as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Extreme Networks, Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/KPMG LLP

Santa Clara, California
September 15, 2014

EXTREME NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$73,190	$95,803
Short-term investments	32,692	43,034
Accounts receivable, net of allowances of $3,618 at June 30, 2014 and $1,252 at June 30, 2013	124,664	47,642
Inventories	57,109	16,167
Deferred income taxes	1,058	386
Prepaid expenses and other current assets	14,143	5,749
Total current assets	302,856	208,781
Property and equipment, net	46,554	23,644
Marketable securities	—	66,776
Intangible assets, net	87,459	4,243
Goodwill	70,877	—
Other assets, net	18,686	7,980
Total assets	$526,432	$311,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,688	$—
Accounts payable	37,308	27,163
Accrued compensation and benefits	26,677	13,503
Restructuring liabilities	322	1,466
Accrued warranty	7,551	3,296
Deferred revenue, net	74,735	33,184
Deferred distributors revenue, net of cost of sales to distributors	31,992	17,388
Other accrued liabilities	38,035	16,502
Total current liabilities	246,308	112,502
Deferred revenue, less current portion	22,942	8,270
Long-term debt, less current portion	91,875	—
Other long-term liabilities	8,595	1,507
Commitments and contingencies (Note 5)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 96,980,214 shares issued and outstanding at June 30, 2014 and 93,626,150 shares issued and outstanding at June 30, 2013	97	94
Additional paid-in-capital	845,267	821,331
Accumulated other comprehensive income	(439)	(1,377)
Accumulated deficit	(688,213)	(630,903)
Total stockholders’ equity	156,712	189,145
Total liabilities and stockholders’ equity	$526,432	$311,424
See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	June 30, 2014	June 30, 2013	June 30, 2012
Net revenues:
Product	$411,761	$239,955	$261,873
Service	107,793	59,388	60,849
Total net revenues	519,554	299,343	322,722
Cost of revenues:
Product	213,673	115,862	120,227
Service	38,552	20,855	22,648
Total cost of revenues	252,225	136,717	142,875
Gross profit:
Product	198,088	124,093	141,646
Service	69,241	38,533	38,201
Total gross profit	267,329	162,626	179,847
Operating expenses:
Research and development	77,146	40,521	45,640
Sales and marketing	156,666	87,202	90,167
General and administrative	40,912	26,725	28,658
Acquisition and integration costs	25,716	—	—
Restructuring charge, net of reversals	510	6,836	1,594
Amortization of intangibles	16,711	—	—
Litigation settlement (income) expense	(100)	2,029	(121)
Gain on sale of facilities	—	(11,539)	—
Total operating expenses	317,561	151,774	165,938
Operating (loss) income	(50,232)	10,852	13,909
Interest income	751	1,070	1,239
Interest expense	(2,085)	—	(75)
Other (expense) income, net	(1,555)	(571)	1,995
(Loss) Income before income taxes	(53,121)	11,351	17,068
Provision for income taxes	4,189	1,678	1,196
Net (loss) income	$(57,310)	$9,673	$15,872
Basic and diluted net (loss) income per share:
Net (loss) income per share – basic	$(0.60)	$0.10	$0.17
Net (loss) income per share – diluted	$(0.60)	$0.10	$0.17
Shares used in per share calculation – basic	95,515	93,954	93,451
Shares used in per share calculation – diluted	95,515	95,044	94,490
 See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/ INCOME
(In thousands)

	Year Ended
	June 30, 2014	June 30, 2013	June 30, 2012
Net (loss) income:	$(57,310)	$9,673	$15,872
Other comprehensive income, net of tax:
Available for sale securities:
Change in unrealized gain (loss) on available for sale securities, net of taxes	136	(327)	(196)
Reclassification of adjustment for realized net gains on available for sale securities included in net income (loss)	158	—	—
Net change in unrealized gain (loss) on available for sale securities, net of taxes	294	(327)	(196)
Net change in net foreign currency translation adjustment	644	(189)	(4,368)
Other comprehensive income (loss)	938	(516)	(4,564)
Total comprehensive (loss) income	$(56,372)	$9,157	$11,308
See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 3, 2011	132,147	$132	(39,625)	$(149,666)	$963,565	$3,703	$(656,448)	$161,286
Net income	—	—	—	—	—	—	15,872	15,872
Other comprehensive loss, net	—	—	—	—	—	(4,564)	—	(4,564)
Exercise of options to purchase common stock	437	—	—	—	978	—	—	978
Issuance of common stock under employee stock purchase plan	570	—	—	—	1,632	—	—	1,632
Issuance of restricted stock, net of repurchases	811	2	—	—	(1,219)	—	—	(1,217)
Repurchase of common stock	—	—	(7)	—	(1)	—	—	(1)
Share-based payments	—	—	—	—	5,654	—	—	5,654
Balances at June 30, 2012	133,965	$134	(39,632)	$(149,666)	$970,609	$(861)	$(640,576)	$179,640
Net income	—	—	—	—	—	—	9,673	9,673
Other comprehensive loss, net	—	—	—	—	—	(516)	—	(516)
Exercise of options to purchase common stock	2,045	2	—	—	6,137	—	—	6,139
Issuance of common stock under employee stock purchase plan	605	1	—	—	1,699	—	—	1,700
Issuance of restricted stock, net of repurchases	712	1	—	—	(751)	—	—	(750)
Repurchase of common stock	(4,069)	(4)	—	—	(14,475)	—	—	(14,479)
Share-based payments	—	—	—	—	7,738	—	—	7,738
Retirement of treasury shares	(39,632)	(40)	39,632	149,666	(149,626)	—	—	—
Balances at June 30, 2013	93,626	$94	—	$—	$821,331	$(1,377)	$(630,903)	189,145
Net loss	—	—	—	—	—	—	(57,310)	(57,310)
Other comprehensive income, net	—	—	—	—	—	938	—	938
Exercise of options to purchase common stock	1,791	2	—	—	6,436	—	—	6,438
Issuance of common stock under employee stock purchase plan	762	—	—	—	3,166	—	—	3,166
Issuance of restricted stock, net of repurchases	801	1	—	—	(1,588)	—	—	(1,587)
Share-based payments			—	—	15,922	—	—	15,922
Balances at June 30, 2014	96,980	$97	—	$—	$845,267	$(439)	$(688,213)	$156,712
See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	June 30, 2014	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net (loss) income	$(57,310)	$9,673	$15,872
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Decrease in accrued investment income	923	1,600	2,786
Depreciation	10,628	4,543	5,348
Amortization of intangible assets	28,771	1,488	1,818
Provision for (recovery of) doubtful accounts and allowance for sales returns	2,366	(173)	127
Deferred income taxes	(61)	(35)	37
Loss on retirement of assets	2,226	—	103
Stock-based compensation	15,922	7,353	6,189
Gain on disposition of long lived assets, net	—	(11,285)	—
Foreign exchange gain on dissolution of entity	—	—	(1,887)
Non-cash interest expense	173	—	—
Unrealized gain/(loss) on foreign exchange transactions	405	291	(904)
Changes in operating assets and liabilities, net
Accounts receivable	(56,116)	(6,304)	(7,603)
Inventories	(7,280)	10,442	(5,026)
Prepaid expenses and other assets	2,288	1,877	5,289
Accounts payable	(4,234)	7,726	3,918
Accrued compensation and benefits	(570)	95	(850)
Restructuring liabilities	(1,144)	1,003	(2,696)
Accrued warranty	3,385	425	231
Deferred revenue, net	18,689	2,127	2,355
Deferred revenue, net of cost of sales to distributors	13,537	2,069	(1,233)
Other accrued liabilities	1,146	(1,542)	(9,232)
Other long-term liabilities	(587)	864	(829)
Net cash (used in) provided by operating activities	(26,843)	32,237	13,813
Cash flows (used in) provided by investing activities:
Capital expenditures	(22,373)	(12,737)	(5,237)
Acquisition, net of cash acquired	(180,000)	—	—
Purchases of investments	(9,045)	(57,712)	(75,851)
Proceeds from maturities of investments and marketable securities	28,722	16,367	30,295
Proceeds from sales of investments and marketable securities	56,594	28,528	40,658
Purchases of intangible assets	(87)	(625)	(275)
Proceeds from sales of facilities	—	42,659	—
Net cash (used in) provided by investing activities	(126,189)	16,480	(10,410)
Cash flows provided by (used in) financing activities:
Borrowings under Revolving Facility	83,000	—	—
Borrowings under Term Loan	65,000	—	—
Repayment of debt	(26,437)	—	—
Proceeds from issuance of common stock	8,017	7,084	1,392
Repurchase of common stock	—	(14,475)	—
Deposit received from sale of building	—	—	1,001

Net cash provided by (used in) financing activities	129,580	(7,391)	2,393

Foreign currency effect on cash	839	(119)	(1,172)

Net (decrease) increase in cash and cash equivalents	(22,613)	41,207	4,624

Cash and cash equivalents at beginning of period	95,803	54,596	49,972
Cash and cash equivalents at end of period	$73,190	$95,803	$54,596
Supplemental disclosure of cash flow information:
Interest paid	$1,852	$—	$75
Cash paid for taxes, net	$2,864	$1,534	$2,615

Non-cash investing activities:
Unpaid capital expenditures	$310	$7,001	$562
See accompanying notes to the consolidated financial statements.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation
Extreme Networks, Inc. (“Extreme Networks” or “the Company”) is a leading provider of network infrastructure equipment and markets its products primarily to business, governmental, health care, service provider, and educational customers with a focus on large corporate enterprises and metropolitan service providers on a global basis. The Company conducts its sales and marketing activities on a worldwide basis through distributors, resellers and the Company’s field sales organization. Extreme Networks was incorporated in California in 1996 and reincorporated in Delaware in 1999.
Fiscal Year
Effective June 30, 2012, the Company changed their fiscal period to coincide with calendar month-end. Previously, the Company used a fiscal 52/53 week manufacturing calendar year. All references herein to “fiscal 2014” or “2014” represent the fiscal year ended June 30, 2014.
Principles of Consolidation
The consolidated financial statements include the accounts of Extreme Networks and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.
The Company uses the U.S. dollar predominantly as its functional currency. The functional currency for certain of its foreign subsidiaries is the local currency. For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated to United States dollars at current rates of exchange; and revenue and expenses are translated using average rates.
Accounting Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but are not limited to, the accounting for the allowances for doubtful accounts and sales returns, determining the fair value of acquired assets and assumed liabilities, estimated selling prices, inventory valuation and purchase commitments, depreciation and amortization, impairment of long-lived assets including goodwill, warranty accruals, restructuring liabilities, measurement of share-based compensation costs and income taxes. Actual results could differ materially from these estimates.

2. Business Combinations

On October 31, 2013 (the “Acquisition Date”), the Company completed the acquisition of Enterasys, a privately held provider of wired and wireless network infrastructure and security solutions, for $180.0 million, net of cash acquired. The Company also assumed outstanding options and restricted stock units of Enterasys at the Acquisition Date, all of which were unvested.
The acquisition has been accounted for using the acquisition method of accounting. The preliminary purchase price allocation as of the date of the acquisition is set forth in the table below and reflects various fair value estimates. These estimates were determined through established and generally accepted valuation techniques, including preliminary work performed by third-party valuation specialists, and are subject to change during the purchase price allocation period (generally one year from the acquisition date) as valuations are finalized. The final purchase price allocation is pending the finalization of valuations for certain prepaid expenses and other current assets, accrued liabilities for certain tax liabilities in foreign jurisdictions and deferred taxes which may ultimately impact the overall level of goodwill associated with the acquisition. Finally, the Company will consider any additional information which existed as of the acquisition date but was unknown to the Company at that time, that may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date, and may result in a change in the purchase price allocation.  While management believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table below summarizes the preliminary allocation as of June 30, 2014 of the tangible and identifiable intangible assets acquired and liabilities assumed as compared to the allocation as of December 31, 2013, the quarter in which the transaction was completed:

	Preliminary Allocation as of December 31, 2013	Change during six months ended June 30, 2014		Preliminary Allocation as of June 30, 2014
Cash	$4,969	$2,428	a	$7,397
Receivables	25,699	(2,428)	a	23,271
Inventory	33,662	—		33,662
Other current assets	8,888	(1,514)	b	7,374
Property and equipment	23,122	(1,829)	c	21,293
Identifiable intangible assets	108,900	—	d	108,900
In-process research and development	3,000	—		3,000
Deferred tax assets	9	—		9
Other assets	7,343	—		7,343
Goodwill	57,922	12,955		70,877
Current liabilities	(75,394)	(6,141)	c,e,f	(81,535)
Other long-term liabilities	(13,151)	(1,043)	c	(14,194)
Total purchase price allocation	$184,969	$2,428		$187,397
Less: Cash acquired from acquisition	(4,969)	(2,428)	a	(7,397)
Total purchase price consideration, net of cash acquired	$180,000	$—		$180,000
a.The Company finalized the working capital adjustment during the six months ended June 30, 2014, which led to a decrease of $2.4 million in receivables and a corresponding increase in cash. As a result of this adjustment, the total cash acquired from the acquisition also increased by the same amount. The net effect of this adjustment is an increase in goodwill of $2.4 million.
b.The Company obtained new information regarding the existence of prepaids as of the acquisition date which led to a decrease in the fair value of current assets of $1.5 million, and a corresponding increase in goodwill. The change in the amortization of prepaids due to the change in fair value of current assets was immaterial.
c.The Company updated its preliminary estimate of the fair value of property and equipment which led to a decrease of $3.0 million in property and equipment with a corresponding increase in goodwill. The Company also updated the fair values of the asset retirement obligations and the related asset retirement assets which led to an increase in the fair value of property and equipment of $1.2 million and a corresponding increase in current liabilities and other long-term liabilities of $0.2 million and $1.0 million, respectively. The decrease in depreciation expense due to the change in fair value of property and equipment was immaterial.
d.During the six months ended June 30, 2014, there were no changes to the fair value of the identifiable intangible assets acquired. However, the Company revised the estimated useful life of Order backlog from 1.5 years to 1 year.
e.The Company obtained new information regarding accruals for litigation and statutory tax assessment as of the acquisition date which led to an increase in the fair value of current liabilities of $5.4 million and a corresponding increase in goodwill.
f.The Company obtained new information regarding the existence of accrued liabilities as of the acquisition date which led to a net increase in the fair value of accrued liabilities by $0.5 million with a corresponding increase in goodwill.
The Company does not believe that the measurement period adjustments to date have had a significant impact on the condensed consolidated statement of operations, balance sheet or cash flows in any period previously reported and, therefore, no retrospective adjustments were made to the Company's financial statements.
The fair value of the acquired intangible assets were estimated using an income approach. Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. Cash flows were assumed to extend through the remaining economic useful life of each class of intangible asset.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the acquired deferred revenue was estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to provide the contracted deliverables plus an assumed profit.  The total costs including the assumed profit were adjusted to present value using a discount rate considered appropriate. The resulting fair value approximates the amount that the Company would be required to pay a third party to assume the obligation. The fair value of the deferred revenue obligation is affected most significantly by the estimated costs required to support the obligation, but is also affected by the assumed profit and the discount rate.
The following table presents details of the identifiable intangible assets acquired as part of the acquisition (in thousands):

Intangible Assets	Estimated Useful Life (in years)	Amount
Developed technology	3	$45,000
Customer relationships	3	37,000
Maintenance contracts	5	17,000
Trademarks	3	2,500
Order backlog	1	7,400
Total identifiable intangible assets	3	$108,900

The amortization for the developed technology is recorded in “Cost of revenues” for product and the amortization for the remaining intangibles is recorded in “Amortization of intangibles” on the consolidated statement of operations. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Enterasys. The Company anticipates both the goodwill and intangible assets to be fully deductible for tax purposes.
The Company had an indefinite-lived asset of $3.0 million as of the acquisition-date which represents the fair value of in-process research and development activities.  The Company completed the research and development efforts in the fourth quarter of fiscal 2014 and has determined that the asset is an identifiable intangible asset with an estimated useful life of 3 years.
The results of operations of Enterasys are included in the consolidated results of operations beginning October 31, 2013. For the year ended June 30, 2014, $227.7 million of revenue and $13.5 million of operating income from Enterasys are included in the consolidated statement of operations. The Company incurred $6.0 million of acquisition-related expenses for the year ended June 30, 2014. Such acquisition-related costs are included in "Acquisition-integration costs" on the consolidated statement of operations. The costs, which the Company expensed as incurred, consist primarily of professional fees payable to financial and legal advisors.
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

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unaudited pro forma financial information for the year ended June 30, 2014 combines the results for Extreme for the year ended June 30, 2014, which includes the results of Enterasys subsequent to the acquisition date, and the historical results for Enterasys for the three months ended September 30, 2013 and the month ended October 31, 2013. The unaudited pro forma financial information for the year ended June 30, 2013 combines the historical results for Extreme for that period, with the historical results for Enterasys for the year ended June 30, 2013. The following table summarizes the pro forma financial information (in thousands, except per share amounts):

	Year Ended
	June 30, 2014	June 30, 2013
Net revenues	$618,893	$633,736
Net loss	$(71,770)	$(37,752)
Net loss per share – basic and diluted	$(0.74)	$(0.40)

3. Summary of Significant Accounting Policies
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
The Company derives the majority of its revenue from sales of its networking equipment, with the remaining revenue generated from service fees relating to maintenance service contracts, professional services, and training for its products. The Company generally recognizes product revenue from its value-added resellers, non-stocking distributors and end-user customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable, and collection of the sales proceeds is reasonably assured. In instances where the criteria for revenue recognition are not met, revenue is deferred until all criteria have been met. The Company’s total deferred product revenue from

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customers other than distributors was $4.1 million and $3.1 million as of June 30, 2014 and June 30, 2013, respectively. The Company’s total deferred revenue for services, primarily from service contracts, was $97.7 million as of June 30, 2014 and $38.7 million as of June 30, 2013. Shipping costs are included in cost of product revenues. Sales taxes collected from customers are excluded from revenues.
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
The Company provides an allowance for sales returns based on its historical returns, analysis of credit memo data and its return policies. The allowance for sales returns is as a reduction of our accounts receivable. If the historical data that the Company uses to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenue. The Company estimates and adjusts this allowance at each balance sheet date.

Description	Balance at beginning of period	Charges to costs and expenses	(Deductions)	Balance at end of period
Year Ended July 3, 2012:
Allowance for sales returns	$645	$1,013	$(396)	$1,262
Year Ended June 30, 2013:
Allowance for sales returns	$1,262	$130	$(615)	$777
Year Ended June 30, 2014:
Allowance for sales returns	$777	$3,063	$(1,140)	$2,700
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts which reflects its best estimate of potentially uncollectible trade receivables. The allowance is based on both specific and general reserves. The Company continually monitors and evaluates the collectability of its trade receivables based on a combination of factors. It records specific allowances for bad debts in general and administrative expense when it becomes aware of a specific customer’s inability to meet its financial obligation to the Company, such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining the allowances for all other customers based on factors such as current trends in the length of time the receivables are past due and historical collection experience. The Company mitigates some collection risk by requiring most of its customers in the Asia-Pacific region, excluding Japan and Australia, to pay cash in advance or secure letters of credit when placing an order with the Company.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Description	Balance at beginning of period	Charges to costs and expenses	(Deductions) (1)	Balance at end of period
Year Ended July 3, 2012:
Allowance for doubtful accounts	$767	$127	$(510)	$384
Year Ended June 30, 2013:
Allowance for doubtful accounts	$384	$312	$(221)	$475
Year Ended June 30, 2014:
Allowance for doubtful accounts	$475	$468	$(25)	$918

(1) Uncollectible accounts written off, net of recoveries
Concentrations
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
The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.
The following table sets forth major customers accounting for 10% or more of our net revenue:

	Fiscal Year Ended
	June 30, 2014	June 30, 2013	June 30, 2012
Tech Data Corporation	11%	10%	*
Westcon Group Inc.	11%	16%	19%
Scansource, Inc.	*	12%	13%
Ericsson AB	*	*	12%

* Less than 10% of revenue
The following table sets forth major customers accounting for 10% or more of our accounts receivable balance.

	June 30, 2014	June 30, 2013
Westcon Group Inc.	19%	25%
Tech Data Corporation	13%	*

* Less than 10% of accounts receivable
Inventory Valuation
The Company's inventory balance was $57.1 million as of June 30, 2014, compared with $16.2 million as of June 30, 2013. The Company values its inventory at lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company provides inventory allowances based on excess and obsolete inventories determined primarily by the age of inventory. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Any written down or obsolete inventory subsequently sold has not had a material impact on gross margin for any of the periods disclosed. Inventory write-downs charged to cost of product revenue were immaterial in fiscal 2014, $0.8 million in fiscal 2013 and $1.1 million in fiscal 2012.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Equivalents, Short-Term Investments and Marketable Securities
Summary of Cash and Available-for-Sale Securities (in thousands)

	June 30
	2014	2013
Cash	$72,623	$41,518

Cash equivalents	$567	$54,285
Short-term investments	32,692	43,034
Marketable securities	—	66,776
Total available-for-sale	$33,259	$164,095

Total cash and available for sale securities	$105,882	$205,613

Available-for-Sale Securities
The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
June 30, 2014
Money market funds	$567	$567	$—	$—
U.S. corporate debt securities	32,578	32,692	114	—
	$33,145	$33,259	$114	$—
Classified as:
Cash equivalents	$567	$567	$—	$—
Short-term investments	32,578	32,692	114	—
Marketable securities	—	—	—	—
	$33,145	$33,259	$114	$—
June 30, 2013
Money market funds	$54,285	$54,285	$—	$—
U.S. corporate debt securities	110,078	109,810	126	(394)
U.S. government agency securities	—	—	—	—
U.S. municipal bonds	—	—	—	—
	$164,363	$164,095	$126	$(394)
Classified as:
Cash equivalents	$54,285	$54,285	$—	$—
Short-term investments	42,994	43,034	44	(4)
Marketable securities	67,084	66,776	82	(390)
	$164,363	$164,095	$126	$(394)

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of available-for-sale investments in debt securities at June 30, 2014, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$23,512	$23,598
Due in 1-2 years	6,049	6,070
Due in 2-5 years	3,017	3,024
Total investments in available for sale debt securities	$32,578	$32,692
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

The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income into earnings using the specific identification method. Realized gains or losses recognized on the sale of investments were not significant for fiscal 2014, 2013 or fiscal 2012. As of June 30, 2014, there were two out of 18 investment securities that had unrealized losses for less than 12 months. For investments that were in an unrealized loss position as of June 30, 2014, the Company recorded an other-than-temporary impairment loss of $158,000 during the year ended June 30, 2014.
Fair Value of Financial Instruments

The Company did not hold any financial liabilities that required measurement at fair value on a recurring basis. The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis:

June 30, 2014	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Money market funds	$567	$—	$—	$567
Corporate notes/bonds	—	32,692	—	32,692
Foreign currency forward contracts	—	21	—	21
Total	$567	$32,713	$—	$33,280

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2013	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Municipal bonds	$—	$—	$—	$—
Federal agency notes	—	—	—	—
Money market funds	54,285	—	—	54,285
Corporate notes/bonds	—	109,810	—	109,810
Foreign currency forward contracts	—	21	—	21
Total	$54,285	$109,831	$—	$164,116
Level 2 investment valuations are based on inputs such as quoted market prices of similar instruments, dealer quotations or valuations provided by alternative pricing sources supported by observable inputs. These generally include U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations. As of June 30, 2014 and June 30, 2013, the Company had no assets or liabilities classified within Level 3. There were no transfers of assets or liabilities between Level 1 and Level 2 during the fiscal 2014.
Certain of the Company's assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated. There were no impairments recorded for the fiscal year 2014.
The fair value of the borrowings under the credit facility is estimated based valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. The carrying amount and estimated fair value of the Company’s total long-term indebtedness, including current portion was $121.6 million and $121.3 million, respectively, as of June 30, 2014. The Company did not have such debt as of June 30, 2013.
Long-Lived Assets
Long-lived assets include (a) property and equipment, (b) goodwill and intangible assets, and (c) other assets. Property and equipment, goodwill and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of these assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. The Company reduces the carrying value of service inventory to net realizable value based on expected quantities needed to satisfy contractual service requirements of customers.
(a) Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of one to four years are used for computer equipment and software. Estimated useful lives of three to seven years are used for office equipment, furniture and fixtures. Depreciation and amortization of leasehold improvements is computed using the lesser of the useful life or lease terms (ranging from two to ten years). Property and equipment consist of the following (in thousands):

	June 30, 2014	June 30, 2013
Computer equipment	$27,319	$29,400
Purchased software	10,859	3,699
Office equipment, furniture and fixtures	28,813	1,506
Leasehold improvements	29,029	11,344
	96,020	45,949
Less: accumulated depreciation and amortization	(49,466)	(22,305)
Property and equipment, net	$46,554	$23,644

During the year ended June 30, 2014, there was an increase in property and equipment of $1.2 million for asset retirement obligations recorded from the acquisition of Enterasys.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) Goodwill and Intangibles
As part of the acquisition of Enterasys, the Company acquired $70.9 million in goodwill which has been allocated to the Company's only reportable segment, the development and marketing of network infrastructure equipment.

The following table reflects the changes in the carrying amount of goodwill (in thousands):

Total
Balance as of June 30, 2013	$—
Addition due to acquisition of Enterasys (Note 2)	70,877
Balance as of June 30, 2014	$70,877
The following tables summarize the components of gross and net intangible asset balances (in thousands):

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2014
Developed technology	2.2 years	$48,000	$11,028	$36,972
Customer relationships	2.3 years	37,000	8,222	28,778
Maintenance contracts	4.3 years	17,000	2,267	14,733
Trademarks	2.3 years	2,500	555	1,945
Order backlog	1.3 years	7,400	5,667	1,733
License Agreements	11.2 years	10,447	8,141	2,306
Other Intangibles	4.8 years	2,547	1,555	992
		$124,894	$37,435	$87,459

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2013
License Agreements	10.3 years	$10,447	$7,407	$3,040
Other Intangibles	5.8 years	2,459	1,256	1,203
Total assets with finite lives		$12,906	$8,663	$4,243
Amortization expense was $28.8 million, $1.5 million, and $1.8 million in fiscal 2014, 2013, and 2012, respectively. Of the total amount recognized, $11.9 million, $1.5 million, and $1.8 million is included in "Cost of revenues for products" on the consolidated statements of operations in fiscal 2014, 2013, and 2012, respectively, while the remainder of the amortization expense is included in "Amortization of intangibles" on the consolidated statement of operations. The amortization expense for developed technology, patents, license agreements and other intangibles is recognized in "Cost of revenues for products" on the consolidated statement of operations. The estimated future amortization expense to be recorded for each of the next five years is as follows (in thousands):

For the fiscal year ending:
2015	$35,699
2016	32,281
2017	13,129
2018	3,682
2019	1,415
Thereafter	1,253
Total	$87,459

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Other Assets
Other assets primarily consists of service inventory and long term deposits. The Company holds service inventory to support customers who have purchased long term service contracts with a hardware replacement element. The Company held service inventory of $11.4 million and $6.3 million as of June 30, 2014 and June 30, 2013, respectively.
Deferred Revenue, Net
Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenue when the revenue recognition criteria have not been met. The following table summarizes deferred revenue, net at June 30, 2014 and June 30, 2013, respectively (in thousands):

	June 30, 2014	June 30, 2013
Deferred services	$89,657	$38,003
Deferred product and other revenue	8,020	3,451
Total deferred revenue	97,677	41,454
Less: current portion	74,735	33,184
Non-current deferred revenue, net	$22,942	$8,270

The Company offers for sale to its customers, renewable support arrangements, including extended warranty contracts, to its customers that range generally from one to five years. Deferred support revenue is included within deferred revenue, net within the services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Year Ended
	June 30, 2014	June 30, 2013
Balance beginning of period	$38,003	$37,461
Assumed from acquisition	35,879	—
New support arrangements	113,412	57,342
Recognition of support revenue	(97,637)	(56,800)
Balance end of period	89,657	38,003
Less: current portion	66,715	29,733
Non-current deferred revenue	$22,942	$8,270

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

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes deferred distributors revenue, net of cost of sales to distributors at the end of fiscal 2014 and 2013, respectively (in thousands):

	Year Ended
	June 30, 2014	June 30, 2013
Deferred distributors revenue	$40,715	$22,411
Deferred cost of sales to distributors	(8,723)	(5,023)
Total deferred distributors revenue, net of cost of sales to distributors	$31,992	$17,388

Debt
The Company's debt is comprised of the following:

June 30, 2014
Current portion of long-term debt:
Term Loan	$5,688
Revolving Facility	24,000
Current portion of long-term debt	$29,688

Long-term debt, less current portion:
Term Loan	$56,875
Revolving Facility	35,000
Total long-term debt, less current portion	$91,875
Total debt	$121,563

On October 31, 2013, the Company entered into a Credit Agreement which provides for a $60 million five-year Revolving Facility and a $65 million five-year Term Loan and together with the Revolving Facility (the “Senior Secured Credit Facilities”).  The proceeds from the Term Loan were used to pay a portion of the purchase price in the acquisition of all of the issued and outstanding capital stock of Enterasys. The company also drew $35 million of the Revolving Facility to pay a portion of the purchase price and subsequently drew $48 million to fund working capital requirements. The Company repaid $24 million of such draw during the year ended June 30, 2014 and the remaining draw of $24 million was repaid as of the filing date of this Form 10-K.
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

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

material judgments, the occurrence of certain ERISA events, the invalidity of the loan documents or a change in control of the Company.  The amounts outstanding under the Senior Secured Credit Facilities may be accelerated upon certain events of default.
Deferred financing costs are costs incurred in connection with obtaining long-term financing. The Company incurred $1.3 million deferred financing costs related to Senior Secured Credit Facilities during the year ended June 30, 2014. Deferred financing costs are amortized over the term of the related indebtedness or credit agreement. Amortization of deferred financing costs, included in "Interest expense" in the Consolidated Statements of Operations, totaled $0.2 million in 2014.
The Company had $0.9 million of outstanding letters of credit as of June 30, 2014.
Guarantees and Product Warranties
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
Upon issuance of a standard product warranty, the Company discloses and recognizes a liability for the obligation it assumes under the warranty. The following table summarizes the activity related to the Company’s product warranty liability during fiscal 2014 and fiscal 2013:

	Year ended
	June 30, 2014	June 30, 2013
Balance beginning of period	$3,296	$2,871
Assumed from acquisition	3,702	—
New warranties issued	6,225	4,299
Warranty expenditures	(5,672)	(3,874)
Balance end of period	$7,551	$3,296

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
Other Accrued Liabilities
The following are the components of other accrued liabilities (in thousands):

	June 30, 2014	June 30, 2013
Accrued general and administrative costs	$4,018	$2,959
Other accrued liabilities	34,017	13,543
Total	$38,035	$16,502

Advertising
Cooperative advertising obligations with customers are accrued and the costs expensed at the time the related revenue is recognized. All other advertising costs are expensed as incurred. Cooperative advertising expenses are recorded as marketing expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Otherwise, such cooperative advertising obligations with customers

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are recorded as a reduction of revenue. Advertising expenses were $0.5 million, $0.2 million, and $0.5 million, respectively, in fiscal 2014, fiscal 2013, and fiscal 2012.

4. Recently Issued Accounting Pronouncements
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
In May 2014, the FASB, jointly with the International Accounting Standards Board, issued Accounting Standard Update No. 2014-09 (Topic 606) - Revenue from Contracts with Customers ("ASU 2014-09"). This ASU's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance will require significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2016. Early application is not permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the potential effect on its consolidated financial position, results of operations and cash flows from adoption of this standard.

5. Commitments, Contingencies and Leases
Leases
The Company currently leases its current headquarters, research and development facilities and office spaces for its various United States and international operations. Certain leases contain rent escalation clauses and renewal options. As part of the Company’s existing leased facilities, the Company has received lease incentives which take the form of a fixed allowance towards lease improvements on the respective facility. The Company used the allowance to make leasehold improvements which are being depreciated over the useful life of the assets or the lease term, whichever is shorter. The offsetting lease incentives liability is being amortized on a straight-line basis over the term of the lease as an offset to rent expense.

Future annual minimum lease payments under all non-cancelable operating leases having initial or remaining lease terms in excess of one year at June 30, 2014 were as follows (in thousands):

Future Lease Payments
Fiscal 2015	$9,093
Fiscal 2016	7,482
Fiscal 2017	6,974
Fiscal 2018	6,887
Fiscal 2019	6,918
Thereafter	20,755
Total minimum payments	$58,109

Rent expense was approximately $10.2 million in fiscal 2014, $5.9 million in fiscal 2013, and $4.3 million in fiscal 2012.
Purchase Commitments

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. The arrangements allow them to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to the purchase of long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of June 30, 2014, the Company had non-cancelable commitments to purchase approximately $64.7 million of such inventory during the first quarter of fiscal 2015.
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
In accordance with applicable accounting guidance, the Company records accruals for certain of its outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company evaluates, at least on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. When a loss contingency is not both probable and reasonably estimable, the Company does not record a loss accrual.  However, if the loss (or an additional loss in excess of any prior accrual) is at least a reasonable possibility and material, then the Company would disclose an estimate of the possible loss or range of loss, if such estimate can be made, or disclose that an estimate cannot be made. The assessment whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, involves a series of complex judgments about future events. Even if a loss is reasonably possible, the Company may not be able to estimate a range of possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the ultimate resolution of such matters, including the amount of any possible loss, fine or penalty.  Accordingly, for current proceedings, except as noted below, the Company is currently unable to estimate any reasonably possible loss or range of possible loss.  However, an adverse resolution of one or more of such matters could have a material adverse effect on the Company's results of operations in a particular quarter or fiscal year.
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

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Reefedge Networks
On September 17, 2012, Reefedge Networks, LLC ("ReefEdge) filed suit against the Company in the United States District Court for the District of Delaware, Civil Action No. 12-1148. The complaint alleged wrongful use, making, selling, and/or offering to sell products that infringe U.S. Patent Nos. 6,633.761; 6,975,864; and 7,197,308 and sought unspecified monetary damages and a permanent injunction for products originating from a single supplier to which the Company had submitted an indemnification request. An answer was filed on December 10, 2012. The Company was dismissed from the suit on May 6, 2013. All matters between the parties have now been resolved.
On September 17, 2012, ReefEdge also filed suit against Enterasys in the United States District Court for the District of Delaware alleging certain of the company's products (wireless controllers and wireless access points), infringe three ReefEdge U.S. patents (6633761, 6975864, 7197308). ReefEdge sought injunctive relief as well as monetary damages, costs, expenses and attorney fees, although there was no quantified amount sought. Extreme assumed this litigation as part of the acquisition of Enterasys. The parties reached a settlement in April 2014, which required the Company to pay an immaterial amount.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Relay IP Inc.
On May 3, 2013, Relay IP, Inc. filed suit against the Company in the United States District Court for the District of Delaware, Civil Action case number 13-775 (Extreme Case). Further on May 6, 2013 they also filed a similar suit against Enterasys in the same court, Civil Action case number 13-774. The complaint alleges infringement based on the Company's testing of its own equipment and inducing its customers to infringe U.S. Patent No. 5,331,637 and seeks unspecified monetary damages. An answer was filed on both cases in July, 2013. The suit is one of approximately 40 nearly simultaneous suits filed by Relay IP against numerous networking equipment manufacturers, suppliers, operators, and users including Cisco Systems, Hewlett-Packard, Juniper Networks, Avaya, Extreme and Enterasys. An answer was filed on both cases in July, 2013. This matter was dismissed against Extreme and Enterasys on all claims by an Order of the District Court on April 28, 2014. It is our understanding that the suit was dismissed due to a settlement by RPX with the Plaintiff on behalf of all RPX members named as Defendants in this action.
Net Navigation Systems, LLC.
On April 23, 2014, Net Navigation Systems, LLC (“Net Navigation”) filed a complaint against Extreme Networks, Inc. in the Eastern District of Texas. In the Complaint, the plaintiff asserts infringement of U.S. Patent No. 6,625,122 (“the ’122 Patent”), entitled “Selection of Data for Network Transmission,” which issued on September 23, 2003. Although somewhat vague, the Complaint identifies the following products as accused of infringing the ‘122 Patent: “Networking products capable of providing priority to different data flows based on bandwidth.” The Complaint also states that Extreme has infringed by “making, selling, and causing its customers to use networking products capable of providing priority to different data flows based on bandwidth, such as, without limitation, the Black Diamond X8 and the Black Diamond 8000 Series of switches and routers.” The Complaint also asserts infringement of U.S. Patent No. 6,434,145 (“the ’145 Patent”), entitled “Processing of Network Data by Parallel Processing Channels,” which issued on August 13, 2002. Again, although somewhat vague, the Complaint states that Extreme has infringed by “making, using, importing, selling, and/or offering for sale in the United States, including within this judicial district, networking products that use parallel processing channels, such as, without limitation, the Black Diamond X8 and the Black Diamond 8000 Series of switches and routers.” Net Navigation, a non-practicing entity, seeks injunctive relief as well as monetary damages, cost, expenses and attorney fees, although the complaint seeks no quantified amount. The Company denies the claims and is preparing to vigorously defend our technology. Given the preliminary nature of the claims, it is premature to assess the likelihood of a particular outcome.
Selene Communication Technologies, LLC.
On April 7, 2014, Selene Communication Technologies, LLC (“Selene”), filed a complaint in the US District Court for the District of Delaware against Extreme and Enterasys asserting a cause of action for infringement of United States Patent No. 7,143,444 (the “444 Patent”). Selene has also recently sued a number of other technology companies including Cisco for infringement of the 444 Patent. Selene, a non-practicing entity, seeks injunctive relief as well as monetary damages, costs, expenses and attorney fees, although the complaint seeks no quantified amount. The Company denies the claims and is preparing to vigorously defend our technology. Given the preliminary nature of the claims, it is premature to assess the likelihood of a particular outcome.
Commonwealth of Kentucky
On or about February 3, 2014, a class action lawsuit was filed in the Commonwealth of Kentucky against Enterasys Networks, Inc. and two other defendants. The complaint alleges that Enterasys and its subcontractor, TJL Information Technologies, Inc., d.b.a. Unbridled Information Technologies (“Subcontractor”), violated Kentucky’s wage and hour laws and failed to pay the prevailing wage in violation of the Kentucky State Prevailing Wage Act (the “Act”) on various public works projects for a number of Kentucky government agencies since January 2010. Plaintiffs also allege common law actions for quantum merit and unjust enrichment and they seek monetary damages, costs, expenses and attorney fees, although there was no quantified amount identified. One of the defendants, Integrated Facility Systems, LLC (“IFS”), has filed a cross-claim against Enterasys. The Company denies the claims and has filed answers to both the complaint and cross-claim on April 16, 2014. In addition, Company filed a cross-claim for indemnity against IFS and the Subcontractor. This litigation is in the early stages of discovery. Furthermore, the Company has made a claim for indemnification to Unify U.S. Holdings, Inc. (formerly known as Enterprise Networks Holdings, Inc.) (“Seller”), which claim arises pursuant to the stock purchase agreement between Seller and Extreme in connection with Extreme’s purchase of Enterasys (the “Purchase Agreement”). Given the preliminary nature of the lawsuit, it is premature to assess the likelihood of a particular outcome.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ICMS Tax Assessment Matters
The State of Sao Paolo (Brazil) denied Enterasys Networks do Brazil Ltda. the use of certain credits derived from the State of Espirito Santo under the terms of the FUNDAP scheme for the tax years of 2002 through 2009. Enterasys’ application to resolve the ICMS Tax Assessments at the administrative level of the Sao Paolo Tax Department under the amnesty relief program (Reference No 3.056.963-1) was denied in March, 2014 by the Sao Paolo Tax Administration. The value of the ICMS tax credits that were disallowed by the Sao Paolo Tax Administration is approximately BR 3,443,914 (or approximately US$1.5 million), plus interest and penalties (that are currently estimated to be approximately US$9 million). Given the preliminary nature of the lawsuit and the uncertainty of the legal environment in Brazil, it is premature to assess the likelihood of a particular final outcome. Based on the currently available information, the Company believes the ultimate outcome of this audit will not have material adverse effect on the Company's financial position, cash flows or overall trends in results of operations. The range of the potential total tax liability related to these matters is estimated to be from $0 million to $9 million, of which the Company believes $4.3 million is the best estimate within the range and has recorded an accrual as of the acquisition date of Enterasys as such matter relates to the period before the acquisition.

Indemnification Obligations
Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals' reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of these claims. The cost to defend the Company and the named individuals could have a material adverse effect on its consolidated financial position, results of operations and cash flows in the future. Recovery of such costs under its directors and officers insurance coverage is uncertain. As of June 30, 2014, the Company had no outstanding indemnification claims.
6. Stockholders’ Equity
Preferred Stock
In April 2001, in connection with the entering into of the Company's Rights Agreement, the Company authorized the issuance of preferred stock. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to provide for the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions on these shares. As of June 30, 2014, no shares of preferred stock were outstanding.
Stockholders’ Rights Agreement
On November 27, 2012, the Company's Board of Directors adopted an Amended and Restated Rights Agreement (the “Restated Rights Plan”), between Extreme Networks and Computershare Inc. (Successor-in-interest to Computershare Shareholder Services LLC) as the rights agent (the “Rights Agent”). The Restated Rights Plan governs the terms of each right (“Right”) that has been issued with respect to each share of Common Stock of Extreme Networks. Each Right initially represents the right to purchase one one-thousandth of a share of Series A Preferred Stock of Extreme Networks. The Restated Rights Plan replaces in its entirety the Rights Agreement, dated as of April 27, 2001, as amended on June 30, 2010 and April 26, 2011 between Extreme Networks and Mellon Investor Services LLC (the “Prior Rights Plan”). The Board reviewed the necessity of the provision of the Prior Rights Plan adopted to preserve the value of Extreme Networks' deferred tax assets, including its net operating loss carry forwards, with respect to its ability to fully use its tax benefits to offset future income may be limited if it experiences an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986 as a result of ordinary buying and selling of Extreme Networks' common stock. Following its review, the Board decided it was necessary and in the best interests of Extreme Networks and its stockholders to enter into the Restated Rights Plan. The Restated Rights Plan incorporates the Prior Rights Plan and the amendments thereto into a single agreement and extended the term of the Prior Rights Plan to April 30, 2013. The Company's stockholders voted to extend the term of the Restated Rights Plan from April 30, 2013 to April 30, 2014 at our 2012 Annual Meeting of Stockholders, and the Restated Rights Plan was amended effective April 30, 2013 to reflect the extension of the term. The Board of Directors have unanimously approved an amendment to the Rights Plan effective April 30, 2014 to extend the Rights Plan through May 31, 2015, subject to ratification by a majority of the stockholders at the next annual meeting of the stockholders on November 12, 2014.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Reserved for Issuance
The following are shares reserved for issuance (in thousands):

June 30, 2014
Employee stock purchase plan	1,205
Employee stock options	23,692
Total shares reserved for issuance	24,897

7. Employee Benefit Plans (including Share-based Compensation)
As of June 30, 2014, the Company has the following share-based compensation plans:
2013 Equity Incentive Plan
The 2013 Equity Incentive Plan (the “2013 Plan”) was approved by stockholders on November 20, 2013. The 2013 Plan replaces the 2005 Equity Incentive Plan (the "2005 Plan").
Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other share-based or cash-based awards to employees and consultants. The 2013 Plan also authorizes the grant of awards of stock options, stock appreciation rights, restricted stock and restricted stock units to non-employee members of the Board of Directors and deferred compensation awards to officers, directors and certain management or highly compensated employees. The 2013 Plan authorizes the issuance of up to 9,000,000 shares of the Company’s common stock. In addition, up to 9,500,000 shares subject to stock options and awards outstanding under the 2005 Plan that expired and 6,900,000 shares subject to stock options outstanding and awards outstanding under the Enterasys Networks Inc. 2013 Stock Plan have been added to the number of shares available for future grant under the 2013 Plan. As of June 30, 2014, total options and awards to acquire 2,149,398 shares were outstanding under the 2013 Plan and 6,350,048 shares are available for grant under the 2013 Plan. Options granted under this plan have a contractual term of seven years.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Enterasys Inc. 2013 Stock Plan
Enterasys Networks Inc. 2013 Stock Plan (the "Enterasys Plan") was assumed by the Company on October 31, 2013 pursuant to the Stock Purchase Agreement, dated September 12, 2013, by and between the Company and Enterprise Networks Holdings, Inc. As of June 30, 2014, total options and awards to acquire 5,700,360 shares were outstanding under the Enterasys Plan. Options granted under this plan have a contractual term of seven years.
2005 Equity Incentive Plan
The 2005 Plan was adopted by the Company’s Board of Directors on October 20, 2005, and approved by stockholders on December 2, 2005. The 2005 Plan replaced the 1996 Stock Option Plan (the “1996 Plan”), 2000 Non-statutory Stock Option Plan (the “2000 Plan”) and 2001 Non-statutory Stock Option Plan (the “2001 Plan”). Effective November 20, 2013, the 2005 Plan was terminated, and, as of June 30, 2014, options to acquire 9,183,034 shares were outstanding under the 2005 Plan.
Amended 1996 Stock Option Plan
The 1996 Plan was originally adopted in September 1996, and provided for the grant of options for common stock to eligible participants. A total of 56,382,867 shares were reserved under the 1996 Plan. Options granted under this plan have a contractual term of ten years. Effective December 2, 2005, the 1996 Plan was terminated, and, as of June 30, 2014, options to acquire 303,763 shares were outstanding under the 1996 Plan.
2000 Plan
In March 2000, the Board of Directors adopted the 2000 Plan which provided for the grant of options for common stock to eligible participants. A total of 4,000,000 shares were reserved under the 2000 Plan. Options granted under this plan have a contractual term of ten years. Effective December 2, 2005, the 2000 Plan was terminated, and, as of June 30, 2014, options to acquire 5,000 shares were outstanding under the 2000 Plan.
2001 Plan
In May 2001, the Board of Directors adopted the 2001 Plan which provided for the grant of options for common stock to eligible participants. A total of 4,000,000 shares were reserved under the 2001 Plan. Options granted under this plan have a contractual term of ten years. Effective December 2, 2005, the 2001 Plan was terminated, and, as of June 30, 2014, there were no shares outstanding under the 2001 Plan.
The following table summarizes stock option activity under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ 000’s)
Options outstanding at July 3, 2011	9,132	$4.01
Granted	2,593	$3.30
Exercised	(437)	$2.24
Canceled	(2,282)	$4.85
Options outstanding at June 30, 2012	9,006	$3.68
Granted	4,163	$3.35
Exercised	(2,045)	$3.00
Canceled	(1,979)	$3.77
Options outstanding at June 30, 2013	9,145	$3.66
Granted	6,347	$5.15
Exercised	(1,792)	$3.59
Canceled	(1,968)	$5.01
Options outstanding at June 30, 2014	11,732	$4.26	5.13	6,846
Exercisable at June 30, 2014	4,846	$3.88	3.77	3,825
Vested and expected to vest at June 30, 2014	10,563	$4.21	5.01	6,397

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the options granted above for the year ended June 30, 2014 are 4.2 million options, assumed in connection with the acquisition of Enterasys on October 31, 2013, with an exercise price of $5.30.
The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2014:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding (000’s)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable (000’s)	Weighted- Average Exercise Price
		(In years)
$1.69 – $3.03	784	3.62	$2.42	756	$2.40
$3.17 – $3.17	1,954	5.80	$3.17	597	$3.17
$3.25 – $3.53	1,313	4.25	$3.37	834	$3.38
$3.54 – $3.87	1,224	4.91	$3.63	629	$3.69
$4.03 – $4.25	1,588	4.59	$4.20	776	$4.22
$4.26 – $5.26	242	1.36	$4.70	242	$4.70
$5.30 – $5.30	3,466	5.73	$5.30	897	$5.30
$5.36 – $6.44	1,061	6.49	$5.75	15	$6.02
$6.48 – $6.48	10	0.35	$6.48	10	$6.48
$6.96 – $6.96	90	0.42	$6.96	90	$6.96
$1.69 – $6.96	11,732	5.13	$4.26	4,846	$3.88

The total intrinsic value of options exercised in fiscal 2014, fiscal 2013 and fiscal 2012 was $4.1 million, $1.1 million, and $0.5 million, respectively. The fair value of options vested in fiscal 2014, fiscal 2013 and fiscal 2012 was $2.9 million, $1.5 million, and $2.3 million, respectively.
Stock Awards
Stock awards may be granted under the 2005 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock which vests over a fixed period.

The following table summarizes stock award activity:

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value
Non-vested stock outstanding at July 3, 2011	1,870	$2.79
Granted	739	$3.11
Vested	(1,233)	$3.28
Cancelled	(298)	$3.17
Non-vested stock outstanding at June 30, 2012	1,078	$2.35
Granted	3,220	$3.49
Vested	(939)	$3.38
Cancelled	(673)	$3.44
Non-vested stock outstanding at June 30, 2013	2,686	$3.09
Granted	5,193	$5.50
Vested	(1,062)	$3.77
Cancelled	(817)	$3.65
Non-vested stock outstanding at June 30, 2014	6,000	$4.98

Included in the restricted stock units granted above for the year ended June 30, 2014 are 2.7 million restricted stock units assumed in connection with the acquisition of Enterasys on October 31, 2013, with an acquisition-date fair value of $5.30.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The non-vested shares were placed in an escrow account and will be released to the recipients as the shares vest over periods of up to twenty-four months. If a participant terminates employment prior to the vesting dates, the non-vested shares will be canceled and returned to the 2013 Plan. The Company recognizes compensation expense on the awards over the vesting period based on an intrinsic value as of the date of grant.
1999 Employee Stock Purchase Plan
In January 1999, the Board of Directors approved the adoption of Extreme Network’s 1999 Employee Stock Purchase Plan (the “ESPP”). On December 2, 2005, the stockholders approved an amendment to the ESPP to increase the maximum number of shares of common stock that may be issued under the plan by 5,000,000 to a total of 12,000,000 shares. The ESPP permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of total compensation. No more than 625 shares may be purchased on any purchase date per employee. Each offering period has a maximum duration of 3 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. On January 26, 2010, the Board of Directors approved an amendment to the ESPP to increase the maximum number of shares that may be purchased on any purchase date per employee from 625 shares to 1,000 shares. Through June 30, 2014, 10,795,209 shares had been purchased under the ESPP.
Share Based Compensation
Share-based compensation expense recognized in the financial statements by line item caption is as follows (dollars in thousands):

	Year Ended
	June 30, 2014	June 30, 2013	June 30, 2012
Cost of product revenue	$836	$428	$463
Cost of service revenue	895	292	257
Research and development	4,111	2,461	1,363
Sales and marketing	6,430	1,032	1,765
General and administrative	3,650	3,140	2,341
Total share-based compensation expense	$15,922	$7,353	$6,189

The amount of stock based compensation expense capitalized in inventory has been immaterial for each of the periods presented. As of June 30, 2014, there was $12.6 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.8 years. As of June 30, 2014, there were approximately $20.4 million in unrecognized compensation costs related to non-vested stock awards. This cost is expected to be recognized over a weighted-average period of approximately 1.9 years.
The weighted-average grant-date per share fair value of options granted in fiscal 2014, fiscal 2013, and fiscal 2012 was $2.36, $1.74, and $1.67, respectively. The weighted-average estimated per share fair value of shares purchased under the ESPP in fiscal 2014, fiscal 2013, and fiscal 2012 was $1.64, $0.88, and $0.98, respectively. The average fair-value and the average derived service period on the grant-date for the performance-based option awards with market conditions, granted in fiscal 2013, was $1.53 and 2.5 years respectively.
The Company uses the straight-line method for expense attribution, and the Company estimates forfeitures and only recognizes expense for those shares expected to vest. The Company’s estimated forfeiture rate in fiscal 2014 based on the Company’s historical forfeiture experience is approximately 12% for non-executives and 14% for executives.
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

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Stock Option Plan			Employee Stock Purchase Plan
	Year Ended			Year Ended
	June 30, 2014	June 30, 2013	June 30, 2012	June 30, 2014	June 30, 2013	June 30, 2012
Expected life	4.40 years	4.58 years	5.06 years	0.25 years	0.25 years	0.25 years
Risk-free interest rate	1.24%	0.74%	1.05%	0.08%	0.07%	0.07%
Volatility	56%	64%	60%	58%	49%	61%
Dividend yield	0%	0%	0%	0%	0%	0%
401(k) Plan
The Company provides a tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan (the “Plan”), which covers the Company’s eligible employees. Pursuant to the Plan, employees may elect to reduce their current compensation up to the IRS annual contribution limit of $17,500 for calendar year 2014. Effective January 1, 2005, employees age 50 or over may elect to contribute an additional $5,500. The amount contributed to the Plan is on a pre-tax basis.
The Company provides for discretionary matching contributions as determined by the Board of Directors for each calendar year. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the Board of Directors each year. During the year ended June 30, 2014, eligible employees from Enterasys were also added to the Plan as of the acquisition date. The program is to match $0.50 for every dollar contributed by the employee up to the first 2.5% of pay. The Company’s matching contributions to the Plan totaled $0.8 million, $0.5 million, and $0.5 million, for fiscal 2014, fiscal 2013 and fiscal 2012, respectively. No discretionary contributions were made in fiscal 2014, fiscal 2013 and fiscal 2012.

8. Common Stock Repurchases and Retirement
Retirement of Treasury Stock
On September 5, 2012, the Company retired 39,631,836 shares of treasury stock. The retired shares had a carrying value of approximately $149.7 million, and the Company reduced additional paid-in capital by approximately $149.7 million upon the formal retirement of the shares. The retired shares are now included in the Company's authorized but unissued shares.
Common Stock Repurchases
On September 28, 2012, the Company's Board of Directors approved a share repurchase program for a maximum of $75 million which may be purchased over a three year period in the open market or in privately negotiated transactions. All repurchased shares will be retired and included in the Company's authorized but unissued shares. During the year ended June 30, 2013, the Company repurchased 4.1 million shares of common stock at a total cost of $14.5 million. No shares were repurchased during the year ended June 30, 2014.

9. Income Taxes
Income before income taxes is as follows (in thousands):

	Year Ended
	June 30, 2014	June 30, 2013	June 30, 2012
Domestic	$(70,321)	$14,692	$20,839
Foreign	17,200	(3,341)	(3,771)
Total	$(53,121)	$11,351	$17,068

The provision for income taxes for fiscal 2014, 2013 and fiscal 2012 consisted of the following (in thousands):

	Year Ended
	June 30, 2014	June 30, 2013	June 30, 2012
Current:
Federal	$22	$225	$114
State	329	140	79
Foreign	2,987	1,163	916
Total current	3,338	1,528	1,109
Deferred:
Federal	1,632	15	30
State	76	—	—
Foreign	(857)	135	57
Total deferred	851	150	87
Provision for income taxes	$4,189	$1,678	$1,196

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (35 percent) to income before taxes is explained below (in thousands):

	Year Ended
	June 30, 2014	June 30, 2013	June 30, 2012
Tax at federal statutory rate	$(18,592)	$3,973	$5,974
State income tax, net of federal benefit	329	105	51
Change in valuation allowance	20,729	(3,687)	(8,035)
Foreign earnings taxed at other than U.S. rates	(346)	498	3,607
Deferred compensation	348	845	170
Goodwill amortization	1,097	—	—
Other	624	(56)	(571)
Provision for income taxes	$4,189	$1,678	$1,196

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	June 30, 2014	June 30, 2013
Deferred tax assets:
Net operating loss carry-forwards	$97,630	$85,276
Tax credit carry-forwards	30,019	28,882
Depreciation	129	—
Intangible amortization	6,061	—
Deferred revenue (net)	10,540	9,710
Warrant amortization	2,723	3,991
Inventory write-downs	3,265	2,759
Other allowances and accruals	6,380	3,658
Stock based compensation	6,257	2,973
Other	10,772	5,741
Total deferred tax assets	173,776	142,990
Valuation allowance	(172,475)	(142,023)
Total net deferred tax assets	1,301	967
Deferred tax liabilities:
Depreciation	—	(388)
Goodwill amortization	(1,097)	—
Brazilian foreign exchange gain	(2,670)	—
Deferred tax liability on foreign withholdings	(167)	(134)
Total deferred tax liabilities	(3,934)	(522)
Net deferred tax assets (liabilities)	$(2,633)	$445
Recorded as:
Net current deferred tax assets	$1,058	$386
Net non-current deferred tax assets	230	294
Net current deferred tax liabilities	(2,657)	(235)
Net non-current deferred tax liabilities	(1,264)	—
Net deferred tax assets (liabilities)	$(2,633)	$445

The Company's global valuation allowance increased by $30.5 million in the fiscal year ended June 30, 2014 and increased by $1.4 million in the fiscal year ended June 30, 2013. The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets, as well as valuation allowances against non-U.S. deferred tax assets in Australia, Brazil, Japan and Singapore. The valuation allowance is determined by assessing both negative and positive available evidence to assess

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

whether it is more likely than not that the deferred tax assets will be recoverable; The Company's inconsistent earnings in recent periods coupled with the inability to forecast greater than one quarter in advance as well as the cyclical nature of the Company's business provides sufficient negative evidence to require a full valuation allowance against its U.S. federal and state net deferred tax assets. The valuation allowance is evaluated periodically and can be reversed partially or in full if business results and the economic environment have sufficiently improved to support realization of the Company's deferred tax assets.
As of June 30, 2014, the Company had net operating loss carry-forwards for U.S. federal and state tax purposes of $290.2 million and $97.4 million, respectively, of which $38.6 million and $36.0 million, respectively, represent deductions from share-based compensation for which a benefit would be recorded in additional paid-in capital when realized. The Company also had foreign net operating loss carry-forwards in Ireland, Australia, Japan and Singapore of $67.5 million, $12.5 million, $0.1 million, and $1.9 million, respectively, as of June 30, 2014. The Company also had federal and state tax credit carry-forwards of $19.1 million and $16.8 million, respectively, as of June 30, 2014. These credit carryforwards consist of research and development tax credits as well as foreign tax credits with a small portion representing Alternative Minimum Tax Credits. The U.S. federal net operating loss carry-forwards of $290.2 million will begin to expire in the fiscal year ending June 30, 2021 and state net operating losses of $97.4 million will begin to expire in the fiscal year ending June 30, 2015, if not utilized. The foreign net operating losses can generally be carried forward indefinitely. Federal research and development tax credits of $19.1 million will expire beginning in the fiscal year ending June 30, 2018, if not utilized and North Carolina state research and development tax credits of $1.2 million will expire beginning in the fiscal year ending June 30, 2015, if not utilized. California state research and development tax credits of $15.6 million do not expire and can be carried forward indefinitely.
As of June 30, 2014, the Company performed an Internal Revenue Code section 382 analysis with respect to its net operating loss and credit carry-forwards to determine whether a potential ownership change had occurred that would place a limitation on the annual utilization of tax attributes. It was determined that no ownership change had occurred during the fiscal year ended June 30, 2014, however, it is possible a subsequent ownership change could limit the utilization of the Company's tax attributes.
As of June 30, 2014, the Company intends to indefinitely reinvest the earnings of approximately $78.2 million of certain foreign corporations. If such earnings were distributed, the Company would accrue an additional income tax expense of approximately $1.5 million.
The Company conducts business globally and as a result, most of its subsidiaries file income tax returns in various domestic and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. Its major tax jurisdictions are the U.S., Ireland, Brazil, India, California, New Hampshire and North Carolina. The Company is not currently under examination by any federal, state or foreign tax authority with respect to income taxes. The Company recently settled an income tax examination of one of its subsidiaries with the Italian tax authorities. The tax reserves were adjusted appropriately to reflect this settlement.
In general, the Company's U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 2001 forward due to net operating losses and the Company's state income tax returns are subject to examination for fiscal years 2000 forward due to net operating losses.
During the fiscal year ended June 30, 2014, the Company acquired the stock of Enterasys Networks, Inc. and as such they became a wholly owned subsidiary of Extreme Networks. With respect to this acquisition, the Company made an election under Internal Revenue Code section 338(h)(10) to treat the acquisition as an asset purchase from a tax perspective. Under this election the tax basis of all assets is effectively reset to that of fair market value and therefore the transaction did not result in the recording of an opening net deferred tax position as the Company's tax basis in the acquired assets equaled its book basis.
As of June 30, 2014, the Company had $11.6 million of unrecognized tax benefits. If fully recognized in the future, $0.2 million would impact the effective tax rate, and $11.0 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. It is reasonably possible that the amount of unrealized tax benefit could decrease by approximately $0.2 million during the next twelve months due to the expiration of the statute of limitations in certain foreign jurisdictions.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

Balance at July 3, 2011	$26,010
Increases related to prior year tax positions	(444)
Increases related to current year tax positions	729
Lapse of statute of limitations	(549)
Balance at June 30, 2012	$25,746
Decrease related to prior year tax positions	(14,966)
Increase related to prior year tax positions	45
Increase related to current year tax positions	270
Lapse of statute of limitations	(197)
Balance at June 30, 2013	$10,898
Decrease related to prior year tax positions	—
Increase related to prior year tax positions	415
Increase related to current year tax positions	464
Lapse of statute of limitations	(177)
Balance at June 30, 2014	$11,600

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Consolidated Statement of Operations and totaled approximately $14,000, $14,000, and $28,000 for the years ended June 30, 2014, June 30, 2013, and June 30, 2012, respectively. Accrued interest and penalties were approximately $22,000 and $40,000 as of June 30, 2014 and June 30, 2013, respectively.

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
The Company attributes revenues to geographic regions based on the customer's ship-to location. Information regarding geographic areas is as follows (in thousands):

	Year Ended
Net Revenues:	June 30, 2014	June 30, 2013	June 30, 2012
Americas:
United States	$211,734	$101,790	$106,110
Other	45,790	33,584	34,970
Total Americas	257,524	135,374	141,080
EMEA	202,555	112,812	128,093
APAC	59,475	51,157	53,549
Total net revenues	$519,554	$299,343	$322,722

Of the Company's total long-lived assets as of June 30, 2014, $104.4 million were attributable to Americas, $45.2 million were attributable to the EMEA region and the remaining to APAC. As of June 30, 2013, substantially all of the Company's long-lived assets were attributable to Americas.

11. Net (Loss) Income Per Share

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

	Year Ended
	June 30, 2014	June 30, 2013	June 30, 2012
Net (loss) income	$(57,310)	$9,673	$15,872
Weighted-average shares used in per share calculation – basic	95,515	93,954	93,451
Incremental shares using the treasury stock method:
Stock options	—	385	372
Unvested restricted awards	—	600	554
Employee Stock Purchase Plan	—	105	113
Weighted -average share used in per share calculation – diluted	95,515	95,044	94,490
Net (loss) income per share – basic	$(0.60)	$0.10	$0.17
Net (loss) income per share – diluted	$(0.60)	$0.10	$0.17

Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the ESPP. Weighted stock options outstanding with an exercise price higher than the Company's average stock price for the periods presented are excluded from the calculation of diluted net income per share since the effect of including them would have been anti-dilutive due to the net income position of the Company during the periods presented. For fiscal 2014, 2013, and 2012, the Company excluded 4.1 million, 6.7 million, and 8.3 million outstanding weighted average stock options, respectively, from the calculation of diluted earnings per common share because they would have been anti-dilutive.

12. Foreign Exchange Forward Contracts
The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The Company records all derivatives on the balance sheet as Other Assets, Net at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. At June 30, 2014, these forward foreign currency contracts had a notional principal amount of $7.6 million and an immaterial unrealized gain. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses from operations were a loss of $1.5 million in fiscal 2014, a loss of $0.9 million in fiscal 2013 and a gain of $2.5 million in fiscal 2012. Included in the 2012 gain is a $1.9 million adjustment resulting from Japan subsidiary liquidation.

13. Restructuring Charges
As of June 30, 2014, restructuring liabilities were $0.3 million and consisted of obligations for termination benefits. During fiscal 2014, 2013 and 2012, the Company recorded a restructuring charge, net of $0.5 million, $6.8 million, and $1.6 million, respectively. A portion of the 2012 restructuring activity is related to the liquidation of the Company's Japan subsidiary with a charge of $0.5 million during fiscal 2012. The Company substantially liquidated the subsidiary in Japan in the fourth quarter of fiscal 2012, as part of the Company's broad restructuring effort. The Company disposed the remaining immaterial assets and liabilities and completed the liquidation process during fiscal 2013.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2013 Restructuring
During the second quarter of fiscal 2013, the Company further reduced costs through targeted restructuring activities intended to reduce operating costs and realign its organization in the current competitive environment. As part of its restructuring efforts in the second quarter, the Company initiated a plan to reduce its worldwide headcount by 13%, consolidate specific global administrative functions, and shift certain operating costs to lower cost regions, among other actions. As of June 30, 2014, the Company had restructuring liabilities of $0.3 million related to the fiscal 2013 restructuring, which it anticipates paying by the end of fiscal 2015.
Fiscal 2012 Restructuring
During fiscal 2012, the Company incurred total charges of $2.2 million, including $6.3 million of related severance, $0.1 million of contract termination fees, and $0.2 million other charges. The Company also made payments of $4.3 million. The associated restructuring costs were primarily termination benefits and contract termination costs. Termination benefits primarily consist of outplacement services, health insurance coverage, and legal costs. Contract termination costs primarily consist of costs to terminate operating leases and other contracts, including rent expense (less expected sublease income) on facilities under operating leases. There are no outstanding liabilities as of June 30, 2014.
Restructuring liabilities consist of (in thousands):

	Contract Termination	Termination Benefits	Other	Total
Balance at July 3, 2011	$—	$3,103	$80	$3,183
Period charges	124	1,832	206	2,162
Period reversals	(18)	(499)	(51)	(568)
Period payments	(13)	(4,077)	(224)	(4,314)
Balance at June 30, 2012	$93	$359	$11	$463
Period charges	113	6,293	719	7,125
Period reversals	(2)	(287)	—	(289)
Period payments	(204)	(5,148)	(481)	(5,833)
Balance at June 30, 2013	$—	$1,217	$249	$1,466
Period charges	628	119	86	833
Period reversals	(11)	(309)	(4)	(324)
Addition from acquisition	(20)	—	—	(20)
Period payments	(275)	(1,027)	(331)	(1,633)
Restructuring liabilities at June 30, 2014	$322	$—	$—	$322

14. Technology Agreements
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.
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
We assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).
Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Accordingly, our assessment of the internal controls excluded Enterasys Networks Inc. (“Enterasys”) which was acquired on October 31, 2013. Enterasys had net revenues of $227.7 million and total assets of $143.9 million, which are included in the consolidated financial statements of the Company as of and for the year ended June 30, 2014. The total assets of $143.9 million exclude the Company’s goodwill and intangible assets related to the Enterasys acquisition which were allocated to the Company's one reportable segment as they are within the scope of the Company’s assessment. We are currently assessing the control environment of this acquired business. Enterasys’ sales constitute approximately 44% of our sales for the year ended June 30, 2014, and Enterasys' assets constitute approximately 27% of our total assets as of June 30, 2014.
Based on our assessment using those criteria, we concluded that, as of June 30, 2014 our internal control over financial reporting is effective.
Our independent registered public accounting firm, KPMG LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued its report on our internal control over financial reporting as of June 30, 2014.
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
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
None.

PART III
Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2014 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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
All required schedules are omitted because either they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:
Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 15, 2014.

EXTREME NETWORKS, INC. (Registrant)

By:	/s/ Kenneth Arola
Kenneth Arola
Senior Vice President, Chief Financial Officer, and Chief Accounting Officer
September 15, 2014

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth Arola, his true and lawful attorneys-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ ED MEYERCORD	/s/ CHARLES W. BERGER
Ed Meyercord	Charles W. Berger
Chairman of the Board	President and Chief Executive Officer, Director
August 27, 2014	(Principal Executive Officer)
August 27, 2014

/s/ MAURY AUSTIN	/s/ CHARLES CARINALLI
Maury Austin	Charles Carinalli
Director	Director
August 27, 2014	August 27, 2014

/s/ RANDI PAIKOFF FEIGIN	/s/ ED KENNEDY
Randi Paikoff Feigin	Ed Kennedy
Director	Director
August 27, 2014	August 27, 2014

/s/ JOHN KISPERT	/s/ JOHN C. SHOEMAKER
John Kispert	John C. Shoemaker
Director	Director
August 28, 2014	August 27, 2014

EXHIBIT INDEX

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
2.1	Stock Purchase Agreement, dated September 12, 2013 between Enterprise Network Holdings, Inc. and Extreme Networks, Inc.	8-K	9/13/2013	2.1
3.1	Amended and Restated Certificate of Incorporation of Extreme Networks, Inc.	8-K	12/17/2010	3.2
3.2	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K	3/31/2011	3.1
3.3	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock	10-K	9/26/2001	3.7
4.1	Amended and Restated Rights Agreement dated April 26, 2012 between Extreme Networks, Inc. and Computershare Shareowner Services LLC.	8-K	4/30/2012	4.1
4.2	Amendment No. 2 to the Amended and Restated Rights Agreement effective April 30, 2014.	8-K	5/20/2014	4.1
10.1	Form of Indemnification Agreement for directors and officers.	8-K	10/24/2011	99.1
10.2*	Amended 1996 Stock Option Plan and forms of agreements thereunder.	S-1	2/5/1999	10.2
10.3*	1999 Employee Stock Purchase Plan.	S-1	2/5/1999	10.3
10.4*	2000 Nonstatutory Stock Option Plan.	10-K	9/24/2000	10.7
10.5*	2001 Nonstatutory Stock Option Plan.	Schedule TO	10/31/2001	(d)(9)
10.6*	Extreme Networks, Inc. 2005 Equity Incentive Plan.	8-K	10/23/2009	99.3
10.7*	Form of Restricted Stock Units Agreement Under the 2005 Equity Incentive Plan.	10-Q	11/7/2008	10.22
10.8*	Offer of Employment Letter Dated July 29, 2010 from Extreme Networks, Inc. to Oscar Rodriguez.	10-K	8/20/2010	10.32
10.9*	Offer Letter Agreement, dated September 13, 2011, between Extreme Networks, Inc. and Margaret Echerd.	8-K	9/15/2011	10.3
10.10*	Offer Letter Agreement, executed May 18, 2012, between Extreme Networks, Inc. and John Kurtzweil.	8-K	5/22/2012	10.2
10.11	Lease, dated September 11, 2012, between Extreme Networks, Inc., and 3515-3585 Monroe Street, LLC.	8-K	9/18/2012	10.1
10.12*	Amendment to Offer of Employment, dated September 13, 2012, between Extreme Networks, Inc., and Oscar Rodriguez.	8-K	9/18/2012	10.2
10.13*	Consulting Agreement, dated September 20, 2012, between Extreme Networks, Inc. and Diane Honda.	8-K	9/21/2012	10.1
10.14*	Offer Letter Agreement, executed September 7, 2012, between Extreme Networks, Inc. and Nancy Shemwell.	8-K	9/24/2012	10.1
10.15	Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated October 15, 2012.	8-K	10/19/2012	10.1
10.16	First Amendment to Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated December 31, 2012.	8-K	1/7/2013	10.1
10.17	Office Space Lease Agreement by and between W3 Ridge Rio Robles Property LLC and Extreme Networks, Inc., dated December 31, 2012.	8-K	1/7/2013	10.2

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
10.18*	Offer Letter, dated April 25, 2013, between Extreme Networks, Inc. and Charles Berger.	8-K	5/1/2013	10.1
10.19*	Release of Claims, dated April 28, 2013, between Extreme Networks, Inc. and Oscar Rodriguez.	8-K	5/1/2013	10.2
10.20*	Offer Letter, dated July 19, 2013, between Extreme Networks, Inc. and Ed Carney.	8-K	7/29/2013	10.1
10.21*	Release of Claims, dated August 20, 2013, between Extreme Networks, Inc. and David Ginsburg.	8-K	8/23/2013	10.1
10.22	Credit Agreement, dated as of October 31, 2013, among Extreme Networks Inc., as borrower, Silicon Valley Bank, as administrative agent and collateral agent, Bank of America, N.A. and PNC Bank, National Association as co-syndication agents and the lenders party thereto.	8-K	11/1/2013	10.1
10.23*	Offer Letter executed November 1, 2013, between Extreme Networks, Inc. and Chris Crowell.	8-K	11/7/2013	10.1
10.24*	Separation Agreement and General Release of Claims executed November 1, 2013 between Extreme Networks, Inc. and Nancy Shemwell.	8-K	11/7/2013	10.2
10.25	Enterasys Networks, Inc. 2013 Stock Plan.	S-8	11/22/2013	99.1
10.26	Extreme Networks, Inc. 2013 Stock Plan.	S-8	11/22/2013	99.2
10.27	Extreme Networks, Inc. Executive Change in Control Severance Plan Amended and Restated February 12, 2014.	10-Q	5/7/2014	10.1
10.28	Agreement to Participate in the Extreme Networks, Inc. Executive Change in Control Severance Plan as Amended and Restated February 12, 2014.	10-Q	5/7/2014	10.2
10.29*	Offer Letter executed May 2, 2014, between Extreme Networks, Inc. and Ken Arola.	8-K	5/8/2014	10.1
10.30*	Separation and Transition Agreement and General Release of Claims, dated May 19, 2014, by and between Extreme Networks, Inc. and John Kurtzweil.	8-K	5/23/2014	10.1
10.31*	Separation Agreement and General Release of Claims, dated May 21, 2014, by and between Extreme Networks, Inc. and Christopher Crowell.	8-K	5/23/2014	10.2
21.1	Subsidiaries of Registrant.				X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (see the signature page of this Form 10-K).				X
31.1	Section 302 Certification of Chief Executive Officer.				X
31.2	Section 302 Certification of Chief Financial Officer.				X
32.1	Section 906 Certification of Chief Executive Officer.				X
32.2	Section 906 Certification of Chief Financial Officer.				X
101.INS	XBRL Instance Document.**				X
101.SCH	XBRL Taxonomy Extension Schema Document.**				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**				X

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**				X
___________________

*	Indicates management or board of directors contract or compensatory plan or arrangement.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these sections.