Form 10-Q
period 2014-09-30
EXTREME NETWORKS INC
filed 2014-10-29
CIK 1078271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 ___________________________
Form 10-Q
 ___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at October 21, 2014 was 97,538,572.

EXTREME NETWORKS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED September 30, 2014

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$74,067	$73,190
Short-term investments	30,395	32,692
Accounts receivable, net of allowances of $4,569 at September 30, 2014 and $3,618 at June 30, 2014	99,980	124,664
Inventories	55,341	57,109
Deferred income taxes	1,069	1,058
Prepaid expenses and other current assets	13,486	14,143
Total current assets	274,338	302,856
Property and equipment, net	46,258	46,554
Intangible assets, net	78,710	87,459
Goodwill	70,877	70,877
Other assets	18,867	18,686
Total assets	$489,050	$526,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$30,500	$29,688
Accounts payable	29,994	37,308
Accrued compensation and benefits	21,712	26,677
Restructuring liabilities	186	322
Accrued warranty	7,889	7,551
Deferred revenue, net	72,599	74,735
Deferred distributors revenue, net of cost of sales to distributors	26,060	31,992
Other accrued liabilities	35,768	38,035
Total current liabilities	224,708	246,308
Deferred revenue, less current portion	21,968	22,942
Long-term debt, less current portion	90,250	91,875
Other long-term liabilities	9,014	8,595
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 97,528,819 shares issued and outstanding at September 30, 2014 and 96,980,214 shares issued and outstanding at June 30, 2014	98	97
Additional paid-in-capital	851,817	845,267
Accumulated other comprehensive loss	(1,262)	(439)
Accumulated deficit	(707,543)	(688,213)
Total stockholders’ equity	143,110	156,712
Total liabilities and stockholders’ equity	$489,050	$526,432
See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30, 2014	September 30, 2013
Net revenues:
Product	$102,672	$61,045
Service	33,602	14,871
Total net revenues	136,274	75,916
Cost of revenues:
Product	54,025	27,516
Service	11,722	4,693
Total cost of revenues	65,747	32,209
Gross profit:
Product	48,647	33,529
Service	21,880	10,178
Total gross profit	70,527	43,707
Operating expenses:
Research and development	23,347	9,937
Sales and marketing	44,779	22,694
General and administrative	11,074	6,934
Acquisition and integration costs	4,058	3,695
Restructuring charge, net of reversals	—	75
Amortization of intangibles	4,467	—
Total operating expenses	87,725	43,335
Operating (loss) income	(17,198)	372
Interest income	146	275
Interest expense	(836)	—
Other expense, net	(434)	(255)
(Loss) income before income taxes	(18,322)	392
Provision for income taxes	1,008	427
Net loss	$(19,330)	$(35)
Basic and diluted net loss per share:
Net loss per share – basic	$(0.20)	$0.00
Net loss per share – diluted	$(0.20)	$0.00
Shares used in per share calculation – basic	97,314	94,062
Shares used in per share calculation – diluted	97,314	94,062
 See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	September 30, 2014	September 30, 2013
Net loss:	$(19,330)	$(35)
Other comprehensive income, net of tax:
Available for sale securities:
Change in unrealized (losses) gains on available for sale securities, net of taxes	(57)	433
Reclassification of adjustment for realized net gains on available for sale securities included in net (loss) income	—	(148)
Net change in unrealized (losses) gains on available for sale securities, net of taxes	(57)	285
Net change in foreign currency translation adjustments	(766)	101
Other comprehensive (loss) income	(823)	386
Total comprehensive (loss) income	$(20,153)	$351
 See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$(19,330)	$(35)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,037	1,437
Amortization of intangible assets	9,001	286
Provision for (recovery of) doubtful accounts and allowance for sales returns	951	(164)
Stock-based compensation	4,813	1,575
Other non-cash charges	544	278
Changes in operating assets and liabilities, net
Accounts receivable	23,733	8,510
Inventories	1,769	(14,222)
Prepaid expenses and other assets	682	(2,073)
Accounts payable	(7,313)	1,288
Accrued compensation and benefits	(4,966)	(545)
Restructuring liabilities	(136)	(894)
Deferred revenue	(3,111)	(1,219)
Deferred distributor revenue, net of cost of sales to distributors	(5,932)	1,211
Other current and long term liabilities	(2,110)	6,492
Net cash provided by operating activities	1,632	1,925
Cash flows from investing activities:
Capital expenditures	(2,784)	(9,808)
Proceeds from maturities of investments and marketable securities	2,000	13,062
Purchases of intangible assets	(252)	—
Net cash (used in) provided by investing activities	(1,036)	3,254
Cash flows from financing activities:
Borrowings under Revolving Facility	24,000	—
Repayment of debt	(24,813)	—
Proceeds from issuance of common stock	1,738	1,799
Net cash provided by financing activities	925	1,799

Foreign currency effect on cash	(644)	227

Net increase in cash and cash equivalents	877	7,205

Cash and cash equivalents at beginning of period	73,190	95,803
Cash and cash equivalents at end of period	$74,067	$103,008
See accompanying notes to the condensed consolidated financial statements.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The unaudited condensed consolidated financial statements of Extreme Networks, Inc. (referred to as the “Company” or “Extreme Networks”) included herein have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations. The condensed consolidated balance sheet at June 30, 2014 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at September 30, 2014. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for fiscal 2015 or any future periods.

2. Summary of Significant Accounting Policies
For a description of significant accounting policies, see Note 3, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's Annual report on Form 10-K for the fiscal year ended June 30, 2014. There have been no material changes to the Company's significant accounting policies since the filing of the Annual report on Form 10-K.

3. Recently Issued Accounting Pronouncements
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

4. Business combinations

On October 31, 2013 (the “Acquisition Date”), the Company completed the acquisition of Enterasys Networks, Inc. ("Enterasys"), a privately held provider of wired and wireless network infrastructure and security solutions, for $180.0 million, net of cash acquired. The Company also assumed outstanding options and restricted stock units of Enterasys at the Acquisition Date, all of which were unvested.
The acquisition was accounted for using the acquisition method of accounting. The preliminary and final purchase price allocation as of the date of the acquisition is set forth in the table below and reflects various fair value estimates.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the final allocation as of September 30, 2014 of the tangible and identifiable intangible assets acquired and liabilities assumed as compared to the allocation as of December 31, 2013, the quarter in which the transaction was completed:

	Preliminary Allocation as of December 31, 2013 (Initial allocation)	Change during the measurement period		Final Allocation as of September 30, 2014
Cash	$4,969	$2,428	a	$7,397
Receivables	25,699	(2,428)	a	23,271
Inventory	33,662	—		33,662
Other current assets	8,888	(1,514)	b	7,374
Property and equipment	23,122	(1,829)	c	21,293
Identifiable intangible assets	108,900	—	d	108,900
In-process research and development	3,000	—		3,000
Deferred tax assets	9	—		9
Other assets	7,343	—		7,343
Goodwill	57,922	12,955		70,877
Current liabilities	(75,394)	(6,141)	c,e,f	(81,535)
Other long-term liabilities	(13,151)	(1,043)	c	(14,194)
Total purchase price allocation	$184,969	$2,428		$187,397
Less: Cash acquired from acquisition	(4,969)	(2,428)	a	(7,397)
Total purchase price consideration, net of cash acquired	$180,000	$—		$180,000

a.The Company finalized the working capital adjustment during the nine months ended September 30, 2014, which led to a decrease of $2.4 million in receivables and a corresponding increase in cash. As a result of this adjustment, the total cash acquired from the acquisition also increased by the same amount. The net effect of this adjustment is an increase in goodwill of $2.4 million.
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
d.During the nine months ended September 30, 2014, there were no changes to the fair value of the identifiable intangible assets acquired. However, the Company revised the estimated useful life of Order backlog from 1.5 years to 1 year.
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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Balance Sheet Accounts
Cash, Cash Equivalents, Short-Term Investments and Marketable Securities
Summary of Cash and Available-for-Sale Securities (in thousands)

	September 30, 2014	June 30, 2014
Cash	$71,190	$72,623

Cash equivalents	$2,877	$567
Short-term investments	30,395	32,692
Total available-for-sale	$33,272	$33,259

Total cash, cash equivalents and available for sale securities	$104,462	$105,882
Available-for-Sale Securities
The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
September 30, 2014
Money market funds	$2,877	$2,877	$—	$—
U.S. corporate debt securities	30,338	30,395	57	—
	$33,215	$33,272	$57	$—
Classified as:
Cash equivalents	$2,877	$2,877	$—	$—
Short-term investments	30,338	30,395	57	—
	$33,215	$33,272	$57	$—
June 30, 2014
Money market funds	$567	$567	$—	$—
U.S. corporate debt securities	32,578	32,692	114	—
	$33,145	$33,259	$114	$—
Classified as:
Cash equivalents	$567	$567	$—	$—
Short-term investments	32,578	32,692	114	—
Marketable securities	—	—	—	—
	$33,145	$33,259	$114	$—

The amortized cost and estimated fair value of available-for-sale investments in debt securities at September 30, 2014, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$23,312	$23,363
Due in 1-2 years	6,024	6,027
Due in 2-5 years	1,002	1,005
Total investments in available for sale debt securities	$30,338	$30,395
The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Investments with original maturities of greater than three months, but less than one year at the balance sheet date are

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income (loss) into earnings using the specific identification method. As of September 30, 2014, four out of eighteen investment securities had unrealized losses. For investments that were in an unrealized loss position as of September 30, 2014, the other-than-temporary impairment loss was immaterial during the three months ended September 30, 2014. The Company did not have any other-than temporary impairment loss for the three months ended September 30, 2013.
Deferred Revenue, Net
Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenue when the revenue recognition criteria have not been met. The following table summarizes deferred revenue, net at September 30, 2014 and June 30, 2014, respectively (in thousands):

	September 30, 2014	June 30, 2014
Deferred services	$87,012	$89,657
Deferred product and other revenue	7,555	8,020
Total deferred revenue	94,567	97,677
Less: current portion	72,599	74,735
Non-current deferred revenue, net	$21,968	$22,942

The Company offers for sale to its customers, renewable support arrangements that range from one to five years. Deferred support revenue is included within deferred revenue, net within the services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended
	September 30, 2014	September 30, 2013
Balance beginning of period	$89,657	$38,003
New support arrangements	28,539	13,343
Recognition of support revenue	(31,184)	(14,255)
Balance end of period	87,012	37,091
Less: current portion	65,044	28,935
Non-current deferred revenue	$21,968	$8,156

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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes deferred distributors revenue, net of cost of sales to distributors at September 30, 2014 and June 30, 2014, respectively (in thousands):

	September 30, 2014	June 30, 2014
Deferred distributors revenue	$34,206	$40,715
Deferred cost of sales to distributors	(8,146)	(8,723)
Deferred distributors revenue, net of cost of sales to distributors	$26,060	$31,992

Debt
The Company's debt is comprised of the following:

September 30, 2014
Current portion of long-term debt:
Term Loan	6,500
Revolving Facility	24,000
Current portion of long-term debt	30,500

Long-term debt, less current portion:
Term Loan	55,250
Revolving Facility	35,000
Total long-term debt, less current portion	90,250
Total debt	120,750

On October 31, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) which provides for a $60 million five-year revolving credit facility (the “Revolving Facility”) and a $65 million five-year term loan (the “Term Loan”) and together with the Revolving Facility (the “Senior Secured Credit Facilities”).  The proceeds from the Term Loan were used to pay a portion of the purchase price in the acquisition of all of the issued and outstanding capital stock of Enterasys. The company also drew $35 million of the Revolving Facility to pay a portion of the purchase price and subsequently drew $24 million in the first quarter of fiscal 2015 to fund working capital requirements. Such additional draw of $24 million was repaid as of the filing date of this Form 10-Q.
Guarantees and Product Warranties
Upon issuance of a standard product warranty, the Company discloses and recognizes a liability for the obligation it assumes under the warranty. The Company’s standard hardware warranty period is typically 12 months from the date of shipment to end-users and 90 days for software. For certain products, the Company offers a limited lifetime hardware warranty commencing on the date of shipment from the Company and ending five (5) years following the Company’s announcement of the end of sale of such product. The following table summarizes the activity related to the Company’s product warranty liability during the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30, 2014	September 30, 2013
Balance beginning of period	$7,551	$3,296
New warranties issued	2,265	1,304
Warranty expenditures	(1,927)	(1,160)
Balance end of period	$7,889	$3,440

In the normal course of business to facilitate sales of its products, the Company indemnifies its resellers and end-user customers with respect to certain matters. The Company has agreed to hold the customer harmless against losses arising from a breach of intellectual property infringement or other claims made against certain parties. These agreements may limit the time

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The following table sets forth major customers accounting for 10% or more of our net revenue:

	Three Months Ended
	September 30, 2014	September 30, 2013
Tech Data	14%	*
Westcon Group Inc.	13%	18%
Scansource, Inc.	*	14%

* Less than 10% of revenue

6. Fair Value Measurements

The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis:

September 30, 2014	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Money market funds	$2,877	$—	$—	$2,877
Corporate notes/bonds	—	30,395	—	30,395
Foreign currency forward contracts	—	(11)	—	(11)
Total	$2,877	$30,384	$—	$33,261

June 30, 2014	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Money market funds	$567	$—	$—	$567
Corporate notes/bonds	—	32,692	—	32,692
Foreign currency forward contracts	—	21	—	21
Total	$567	$32,713	$—	$33,280
Level 2 investment valuations are based on inputs such as quoted market prices of similar instruments, dealer quotations or valuations provided by alternative pricing sources supported by observable inputs. These generally include U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended September 30, 2014. There were no liabilities as of September 30, 2014 that were being measured using fair value on a recurring basis.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Share-based Compensation
Share-based compensation expense recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

	Three Months Ended
	September 30, 2014	September 30, 2013
Cost of product revenue	$283	$102
Cost of service revenue	291	40
Research and development	1,644	243
Sales and marketing	1,557	570
General and administrative	1,038	620
Total share-based compensation expense	$4,813	$1,575
During the three months ended September 30, 2014 and 2013, the Company did not capitalize any stock-based compensation expense in inventory, as the amounts were immaterial. The income tax benefit for share-based compensation expense was immaterial in the three months ended September 30, 2014 and 2013.
The weighted-average grant-date per share fair value of options granted during the three months ended September 30, 2014 and 2013 was $2.39 and $2.24, respectively. The weighted-average estimated per share fair value of shares purchased under the Company’s 1999 Employee Stock Purchase Plan (“ESPP”) during the three months ended September 30, 2014 and 2013 was $1.50 and $1.07, respectively.
The following table summarizes stock option activity under all plans for the three months ended September 30, 2014:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000’s)
Options outstanding at June 30, 2014	11,732	$4.26
Granted	432	$5.21
Exercised	(149)	$3.36		$245
Cancelled	(785)	$4.95
Options outstanding at September 30, 2014	11,230	$4.25	5.00	$8,795
Exercisable at September 30, 2014	5,135	$3.85	3.87	$5,487
Vested and expected to vest at September 30, 2014	10,232	$4.21	4.89	$8,329
Stock Awards
Stock awards may be granted under the 2013 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock which vests over a fixed period.

The following table summarizes stock award activity for the three months ended September 30, 2014:

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value	Aggregate Fair Market Value ($000's)
Non-vested stock outstanding at June 30, 2014	6,000	$4.98
Granted	124	$5.21
Vested	(88)	$3.71	$422
Cancelled	(279)	$4.28
Non-vested stock outstanding at September 30, 2014	5,757	$5.04

.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Expected life	5 years	5 years	0.25 years	0.25 years
Risk-free interest rate	1.52%	1.53%	0.02%	0.09%
Volatility	54%	64%	53%	32%
Dividend yield	—%	—%	—%	—%

8. Commitments and Contingencies
Purchase Commitments
The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. The arrangements allow them to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to the purchase of long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of September 30, 2014, the Company had non-cancelable commitments to purchase approximately $90.7 million of such inventory.
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
The Company is a member of RPX Corporation’s (“RPX”) network of clients, who procure patent risk management services from RPX. On September 30, 2014, RPX signed an agreement on behalf of its members (including Extreme) with Selene to resolve the litigation cases against its members by Selene and to obtain a license for all RPX members to the 444 Patent and its foreign counterparts. As a result, the Company expects this case to be dismissed shortly without any further liability to Company.
Commonwealth of Kentucky

On or about February 3, 2014, a class action lawsuit was filed in the Commonwealth of Kentucky against Enterasys Networks, Inc. and two other defendants.  The complaint alleges that Enterasys and its subcontractor, TJL Information Technologies, Inc., d.b.a. Unbridled Information Technologies (“Subcontractor”), violated Kentucky’s wage and hour laws and failed to pay the prevailing wage in violation of the Kentucky State Prevailing Wage Act (the “Act”) on various public works projects for a number of Kentucky government agencies since January 2010.  Plaintiffs also allege common law actions for quantum merit and unjust enrichment and they seek monetary damages, costs, expenses and attorney fees, although there was no quantified amount identified.  One of the defendants, Integrated Facility Systems, LLC (“IFS”), has also filed a cross-claim against Enterasys.  The Company denies the claims and filed answers to both the complaint and cross-claim on April 16, 2014.  In addition, the Company filed a cross-claim for indemnity against IFS.
Plaintiffs filed a first amended complaint on September 26, 2014, in which they named Commonwealth of Kentucky’s Office of Technology under the State’s Finance and Administration Cabinet (“COT”) as a defendant.  The Company filed an answer to the Plaintiffs’ first amended complaint on October 10, 2014 and is considering filing a cross-claim against COT.  This litigation is in the early stages of discovery.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ICMS Tax Assessment Matters
The State of Sao Paolo (Brazil) denied Enterasys Networks do Brazil Ltda. the use of certain credits derived from the State of Espirito Santo under the terms of the FUNDAP scheme for the tax years of 2002 through 2009. Enterasys’ application to resolve the ICMS Tax Assessments at the administrative level of the Sao Paolo Tax Department under the amnesty relief program (Reference No 3.056.963-1) was denied in March, 2014 by the Sao Paolo Tax Administration. The value of the ICMS tax credits that were disallowed by the Sao Paolo Tax Administration is approximately BR 3,443,914 (or approximately US$1.5 million), plus interest and penalties (that are currently estimated to be approximately US$9 million). On January 10, 2014, Enterasys filed a lawsuit to overturn or reduce the assessment, which lawsuit remains on-going. As part of this lawsuit, Enterasys made a request for a stay of execution, so that no tax foreclosure can be filed until a final ruling is made and no guarantee needs to be presented. In the first week of October, the preliminary injunction was granted with regard to the stay of execution; however, the court ruled that a cash deposit of the full amount at issue is to be made by Enterasys.  Enterasys then prepared a motion aimed at the partial reconsideration of such decision concerning the need for a deposit, which was denied on October 10, 2014.  The Company is currently considering an appeal to the Court of Appeals against such denial.
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
Indemnification Obligations
Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals' reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of these claims. The cost to defend the Company and the named individuals could have a material adverse effect on its consolidated financial position, results of operations and cash flows in the future. Recovery of such costs under its directors and officers insurance coverage is uncertain. As of September 30, 2014, the Company had no outstanding indemnification claims.
9. Income Taxes
For the three months ended September 30, 2014 and 2013, the Company recorded an income tax provision of $1.0 million and $0.4 million, respectively.
The income tax provisions for the three months ended September 30, 2014 and 2013 consisted primarily of taxes on the income of our foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc. The income tax provisions for both fiscal years were calculated based on the actual results of operations for the three months ended September 30, 2014 and 2013, and therefore may not reflect the annual effective tax rate.
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
The acquisition of Enterasys included a U.S. parent company as well as its wholly-owned domestic and foreign subsidiaries. The Company has elected to treat this stock acquisition as an asset purchase by filing the required election forms under IRC Sec 338(h)(10). The Company has estimated the value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. During the current period, the Company deducted $1.1 million of tax amortization

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense related to capitalized goodwill. As of September 30, 2014, the Company recorded a deferred tax liability of $1.5 million related to this amortization which is not considered a future source of taxable income in evaluating the need for a valuation allowance against our deferred tax assets.
The Company had $11.3 million of unrecognized tax benefits as of September 30, 2014. The future impact of the unrecognized tax benefit of $11.3 million, if recognized, is as follows: approximately $0.2 million would impact the effective tax rate, and approximately $11.1 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. It is reasonably possible that the amount of unrealized tax benefit could decrease by approximately $0.2 million during the next twelve months due to the expiration of the statute of limitations in certain foreign jurisdictions.
Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Condensed Consolidated Statements of Operations and were immaterial for the three month ended September 30, 2014 and 2013. Accrued interest and penalties were $23,000 and $42,000 as of September 30, 2014 and 2013, respectively.
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

The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended
	September 30, 2014	September 30, 2013
Net (loss) income	$(19,330)	$(35)
Weighted-average shares used in per share calculation – basic	97,314	94,062
Incremental shares using the treasury stock method:
Stock options	—	—
Restricted stock units	—	—
Employee Stock Purchase Plan	—	—
Weighted -average share used in per share calculation – diluted	97,314	94,062
Net (loss) income per share – basic	$(0.20)	$0.00
Net (loss) income per share – diluted	$(0.20)	$0.00
Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan. Weighted stock options outstanding with an exercise price higher than the Company's average stock price for the periods presented are excluded from the calculation of diluted net income per share since the effect of including them would have been anti-dilutive due to the net income position of the Company during the periods presented. For the three months ended September 30, 2014 and 2013, the Company excluded 8.6 million and 6.8 million outstanding weighted average stock options and awards, respectively, from the calculation of diluted earnings per common share because they would have been anti-dilutive.
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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes restructuring activities for the three months ended September 30, 2014:

	Contract Termination	Total
Balance at June 30, 2014	$322	$322
Period payments	(136)	(136)
Restructuring liabilities at September 30, 2014	$186	$186

12. Foreign Exchange Forward Contracts
The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The Company records all derivatives on the balance sheet as Other Assets, Net at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. At September 30, 2014, these forward foreign currency contracts had a notional principal amount of $11.4 million and an immaterial unrealized loss on foreign exchange contracts. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses from operations were a $0.4 million loss and a $0.1 million loss for the three months ended September 30, 2014 and September 30, 2013, respectively.

13. Disclosure about Segments of an Enterprise and Geographic Areas
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers with respect to the allocation of resources and performance.
The Company operates in one segment, the development and marketing of network infrastructure equipment. The Company conducts business globally and is managed geographically. Revenue is attributed to a geographical area based on the location of the customers. The Company operates in three geographical areas: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East and Africa; and APAC which includes Asia Pacific, South Asia, India, Australia and Japan.
The Company attributes revenues to geographic regions primarily based on the customer's ship-to location. Information regarding geographic areas is as follows (in thousands):

	Three Months Ended
Net Revenues:	September 30, 2014	September 30, 2013
Americas:
United States	$58,488	$25,389
Other	7,341	6,301
Total Americas	65,829	31,690
EMEA	53,934	30,842
APAC	16,511	13,384
Total net revenues	$136,274	$75,916

Of the Company’s total long-lived assets as of September 30, 2014, $98.5 million were attributable to Americas; $41.9 million were attributable to the EMEA region and the remaining to APAC. Of the total assets as of June 30, 2014, $104.4 million were attributable to Americas, $45.2 million were attributable to the EMEA region and the remaining to APAC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may” “expect” or “believe” . These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Quarterly Report on Form 10-Q for the first quarter of fiscal 2015, our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; the timing of any recovery in the global economy; risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products; and our ability to receive the anticipated benefits of the acquisition of Enterasys.

Business Overview
We are a leading provider of network infrastructure equipment and services for enterprises, data centers, and service providers. We were incorporated in California in May 1996 and reincorporated in Delaware in March 1999. The shares of Extreme Networks, Inc. (EXTR) began trading on NASDAQ in April 1999. Our corporate headquarters are located in San Jose, California. We develop and sell network infrastructure equipment to our enterprise, data center and telecommunications service provider customers.
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

Results of Operations
During the first quarter of fiscal 2015, we achieved the following results:

•	Net revenues of $136.3 million compared to net revenues of $75.9 million in the first quarter of fiscal 2014.

•	Product revenues of $102.7 million compared to product revenues of $61.0 million in the first quarter of fiscal 2014.

•	Service revenues of $33.6 million compared to service revenues of $14.9 million in the first quarter of fiscal 2014.

•	Total gross margin of 52% of net revenues compared to total gross margin of 58% of net revenues in the first quarter of fiscal 2014.

•	Operating loss of $17.2 million compared to operating income of $0.4 million in the first quarter of fiscal 2014.

•	Net loss of $19.3 million compared to net loss of $35.0 thousand in the first quarter of fiscal 2014.

•
Cash flow provided by operating activities of $1.6 million in the three months ended September 30, 2014 compared to cash flow provided by operating activities of $1.9 million in the three months ended September 30, 2013.

•
Cash and cash equivalents, short-term investments and marketable securities decreased by $1.4 million to $104.5 million as of September 30, 2014 from $105.9 million as of June 30, 2014, primarily due to less proceeds from cash used in operations.

We operate in three regions: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East, and Africa; and APAC which includes Asia Pacific, South Asia, India, and Australia.

The following table presents the total net revenue geographically for the three months ended September 30, 2014 and September 30, 2013, respectively (dollars in thousands):

	Three Months Ended
Net Revenues	September 30, 2014	September 30, 2013	$ Change	% Change
Americas:
United States	$58,488	$25,389	$33,099	130.4%
Other	7,341	6,301	1,040	16.5%
Total Americas	65,829	31,690	34,139	107.7%
Percentage of net revenue	48.0%	41.7%
EMEA	53,934	30,842	23,092	74.9%
Percentage of net revenue	39.6%	40.6%
APAC	16,511	13,384	3,127	23.4%
Percentage of net revenue	12.1%	17.6%
Total net revenues	$136,274	$75,916	$60,358	79.5%

Net Revenues
The following table presents net product and service revenue for the three months ended September 30, 2014 and September 30, 2013, respectively (dollars in thousands):

	Three Months Ended
	September 30, 2014	September 30, 2013	$ Change	% Change
Net Revenues:
Product	$102,672	$61,045	$41,627	68.2%
Percentage of net revenue	75.3%	80.4%
Service	33,602	14,871	18,731	126.0%
Percentage of net revenue	24.7%	19.6%
Total net revenues	$136,274	$75,916	$60,358	79.5%

Product revenue increased $41.6 million or 68.2% in the first quarter of fiscal 2015 compared to the corresponding period of fiscal 2014. In the three months ending September 30, 2014, there was a significant increase in the number of customers and products sold during the period due to our acquisition of Enterasys in the second quarter of fiscal 2014. This resulted in a significant increase in our product revenue in all regions. Such increase from the acquisition was offset by lower revenue in EMEA region during the quarter due to political and economic conditions and the weakening of the Euro and British Pound Sterling against the United States Dollar which dampened the demand for product sales in EMEA.
Service revenue increased $18.7 million or 126.0% in the first quarter of fiscal 2015 and $18.7 million compared to the corresponding period of fiscal 2014. The increase in service revenue for the three months ended September 30, 2014 was due to an increase in service maintenance contracts and professional service and training revenues due to our acquisition of Enterasys in the second quarter of fiscal 2014 partially offset by purchase price accounting adjustments of $0.8 million.
Cost of Revenue and Gross Profit
The following table presents the gross profit on product and service revenue and the gross profit percentage of product and service revenue for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended
	September 30, 2014	September 30, 2013	$ Change	% Change
Gross profit:
Product	$48,647	$33,529	$15,118	45.1%
Percentage of product revenue	47.4%	54.9%
Service	21,880	10,178	11,702	115.0%
Percentage of service revenue	65.1%	68.4%
Total gross profit	$70,527	$43,707	$26,820	61.4%
Percentage of net revenue	51.8%	57.6%

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
Product gross margin percentage decreased to 47.4% in the first quarter of fiscal 2015 from 54.9% in the first quarter of fiscal 2014. The decrease in product gross margin percentage for the three months ended September 30, 2014 was primarily due to $4.3 million increase in the amortization of the developed technology intangibles from the acquisition of Enterasys during the second quarter of fiscal 2014, increase in excess and obsolete inventory charges of $1.4 million and higher warranty costs for the products from the acquisition of Enterasys for the quarter ended September 30, 2014 as compared to the corresponding periods of fiscal 2014.

Our cost of service revenue consists primarily of personnel, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross margin percentage decreased to 65.1% from 68.4% in the first quarter of fiscal 2015. The service gross margin percentage for the three ended September 30, 2014 decreased primarily due to higher personnel, overhead and travel cost as well as purchase accounting adjustments as a result of our acquisition of Enterasys during the second quarter of fiscal 2014.
Operating Expenses
The following table presents operating expenses and operating income (in thousands, except percentages):

	Three Months Ended
	September 30, 2014	September 30, 2013	$ Change	% Change
Research and development	$23,347	$9,937	$13,410	135.0%
Sales and marketing	44,779	22,694	22,085	97.3%
General and administrative	11,074	6,934	4,140	59.7%
Acquisition and integration costs	4,058	3,695	363	9.8%
Restructuring charge, net of reversals	—	75	(75)	(100.0)%
Amortization of intangibles	4,467	—	4,467	100.0%
Total operating expenses	$87,725	$43,335	$44,390	102.4%
Operating income (loss)	$(17,198)	$372	$(17,570)	(4,723.1)%

Research and Development Expenses
Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products.
Research and development expenses increased by $13.4 million, or 135.0% in the first quarter of fiscal 2015 as compared to the corresponding period of fiscal 2014. The increase in research and development expenses for the three months ended September 30, 2014 was primarily due to increased personnel costs due to increase in headcount of approximately 300 employees and higher occupancy costs due to additional facilities primarily in Salem, New Hampshire and Toronto, Canada, as a result of our acquisition of Enterasys in the second quarter of fiscal 2014.
Sales and Marketing Expenses
Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses.
Sales and marketing expenses increased by $22.1 million, or 97.3% in the first quarter of fiscal 2015 as compared to the corresponding period of fiscal 2014. The increase in sales and marketing expenses for the three months ended September 30, 2014 was primarily due to increased personnel costs as a result of an increase in headcount of approximately 330 employees as a result of our acquisition of Enterasys in the second quarter of fiscal 2014 as well as additional spending on sales and marketing programs as compared to first quarter of fiscal 2014.
General and Administrative Expenses
General and administrative expenses increased by $4.1 million, or 59.7% in the first quarter of fiscal 2015 compared to the corresponding period of fiscal 2014. The increase in general and administrative expenses during the three months ending September 30, 2014, compared to the corresponding period of fiscal 2014, was primarily due to higher personnel and travel costs due to an increase in headcount of approximately 100 employees, and higher occupancy costs due to additional facilities in Salem, New Hampshire and Shannon, Ireland as a result of our acquisition of Enterasys in the second quarter of fiscal 2014 and an increase in bad debt expense as compared to the corresponding period of fiscal 2014.
Acquisition and Integration Costs
As a result of our acquisition of Enterasys, we incurred $4.1 million of integration costs during the first quarter of fiscal 2015 primarily for IT integration and severance costs. The Company expects to incur integration costs through fiscal 2015. The Company incurred $3.7 million of acquisition-related costs during the quarter ended September 30, 2013.

Restructuring Charge, Net of Reversals
During the second quarter of fiscal 2013, we initiated a plan to reduce our worldwide headcount by 13%, consolidate specific global administrative functions, and shift certain operating costs to lower cost regions, among other actions. The Company has substantially expensed all of the costs associated with this initiative. As of September 30, 2014, we had restructuring liabilities of $0.2 million, which we anticipate paying by the end of fiscal 2015.

Amortization of intangibles

During the three months ended September 30, 2014, we recorded $4.5 million of amortization, primarily for certain intangibles related to the acquisition of Enterasys.

Interest Expense

During the three months ended September 30, 2014 we recorded $0.8 million interest expense related to the Credit Facility that the Company entered into on October 31, 2013.
Other Expense, Net
Other expense, net increased by $0.2 million in the first quarter of fiscal 2015 compared to the corresponding period of fiscal 2014.  The increase in other expense, net was primarily due to losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. dollars.
Provision for Income Taxes
For the three months ended September 30, 2014 and September 30, 2013, we recorded an income tax provision of $1.0 million and $0.4 million, respectively.
The income tax provisions for the three months ended September 30, 2014 and 2013 consisted primarily of taxes on the income of our foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc.

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
As discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2014, we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

•	Revenue Recognition

•	Business Combinations

•	Goodwill

•	Share-based Payments

•	Deferred Tax Valuation Allowance

•	Accounting for Uncertainty in Income Taxes

There have been no changes to our critical accounting policies since the filing of our last Annual Report on Form 10-K.

New Accounting Pronouncements
See Note 2 of the accompanying condensed consolidated financial statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Liquidity and Capital Resources
The following summarizes information regarding our cash, investments, and working capital (in thousands):

	September 30, 2014	June 30, 2014
Cash and cash equivalent	$74,067	$73,190
Short-term investments	30,395	32,692
Total cash and investments	$104,462	$105,882
Working capital	$49,630	$96,279

As of September 30, 2014, our principal sources of liquidity consisted of cash, cash equivalents and investments of $104.5 million, net accounts receivable of $100.0 million and $0.9 million of letters of credit and borrowings from the Revolving Facility under which the Company had $0.1 million of availability at September 30, 2014. Our principal uses of cash will include purchase of finished goods inventory from our contract manufacturers, payroll, restructuring expenses and other operating expenses related to the development, marketing of our products, purchases of property and equipment, repayments of debt and related interest. We believe that our $104.5 million of cash and cash equivalents and investments at September 30, 2014 along with the availability of borrowings from the Revolving Facility will be sufficient to fund our principal uses of cash for at least the next 12 months including the repayment of the additional borrowings of $24 million from the Revolving Facility as of the filing date of this report.
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
Key Components of Cash Flows and Liquidity
A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Three Months Ended
	September 30, 2014	September 30, 2013
Net cash provided by operating activities	$1,632	$1,925
Net cash (used in) provided by investing activities	$(1,036)	$3,254
Net cash provided by financing activities	$925	$1,799
Foreign currency effect on cash	$(644)	$227
Net increase in cash and cash equivalents	$877	$7,205
Net Cash Provided by Operating Activities
Cash flows provided by operations was $1.6 million in the three months ending September 30, 2014. Current year's net loss was primarily offset by non-cash expenses such as amortization of intangibles, stock-based compensation expense and depreciation. Accounts receivables decreased primarily due to lower revenue during the quarter and higher collections. Inventories decreased primarily due to the timing of inventory receipts to bring the inventory levels in line with the near term demand. Such increases in cash inflows were offset by decrease in accounts payable due to timing of payments.

Cash flows provided by operations was $1.9 million for the three months ended September 30, 2013. Net loss for the quarter ended September 30, 2013 was primarily offset by non-cash expenses such as stock-based compensation expense and depreciation. Inventories increased primarily due to the timing of inventory receipts to bring the inventory levels in line with the near term demand and an increase in accounts payable balance due to the timing of payments.
Net Cash (Used In) Provided by Investing Activities
Cash flow used in investing activities in the three months ending September 30, 2014 was $1.0 million, primarily comprised of $2.8 million used to purchase property and equipment offset by proceeds of $2.0 million from the maturities of investments.

Cash flow provided by investing activities in the three months ending September 30, 2013 was $3.3 million, comprised of proceeds of $13.1 million from the maturities of investments, offset by $9.8 million used to purchase property and equipment.
Net Cash Provided by Financing Activities
Cash flow provided by financing activities in the three months ending September 30, 2014 was $0.9 million, comprised of a draw on the Revolving Facility of $24 million during the quarter ended September 30, 2014 for working capital requirements, $1.7 million proceeds from the exercise of stock options and issuance of shares of our common stock under the ESPP, net of taxes paid on vested and released stock awards offset by $24.8 million of cash used for repayment of debt.
Cash flow provided by financing activities in the three months ending September 30, 2013 was $1.8 million, comprised of proceeds from the exercise of stock options and issuance of shares of our common stock under the ESPP, net of taxes paid on vested and released stock awards.
Contractual Obligations
The following summarizes our contractual obligations at September 30, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Debt obligations	$120,750	$30,500	$32,500	$57,750	$—
Interest on debt obligations	8,131	2,543	4,167	1,421	—
Non-cancellable inventory purchase commitments	90,737	90,737	—	—	—
Non-cancellable operating lease obligations	58,920	9,600	15,961	13,933	19,426
Other liabilities	7,032	4,468	2,433	131	—
Total contractual cash obligations	$285,570	$137,848	$55,061	$73,235	$19,426

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $90.7 million as of September 30, 2014. We expect to honor the inventory purchase commitments within the next 12 months.
Non-cancelable operating lease obligations represent base rents and operating expense obligations to landlords for facilities we occupy at various locations.
Other liabilities include the Company's commitments towards debt related fees and specific arrangements other than inventory.
The amounts in the table above exclude immaterial income tax liabilities related to uncertain tax positions as we are unable to reasonably estimate the timing of settlement.
We did not have any material commitments for capital expenditures as of September 30, 2014.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2014.

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
The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 30, 2014.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
September 30, 2014
Included in short-term investments	$2,877	$23,363	$7,032	$33,272	$33,272
Weighted average interest rate	0.01%	0.95%	0.68%

The following tables present hypothetical changes in fair value of the financial instruments held at September 30, 2014 that are sensitive to changes in interest rates:

Unrealized gain given a decrease in interest rate of X bps		Fair value as of	Unrealized loss given an increase in interest rate of X bps
(100 bps)	(50 bps)	September 30, 2014	100 bps	50 bps
(In thousands)
$200	$100	$33,272	$(198)	$(180)

Debt
At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from our credit facility.
The following table presents hypothetical changes in interest expense for the quarter ended September 30, 2014, on outstanding credit facility borrowings as of September 30, 2014, that are sensitive to changes in interest rates:

Change in interest expense given a decrease in interest rate of X bps*		Average outstanding debt as of	Change in interest expense given an increase in interest rate of X bps
(100 bps)	(50 bps)	September 30, 2014	100 bps	50 bps
(In thousands)
$(39)	$(39)	$96,750	$242	$121
* Underlying interest rate was 0.16% during the quarter. The table above assumed the underlying interest rate did not decrease below 0%.
Exchange Rate Sensitivity
Majority of our sales and expenses are denominated in United States dollars. While we conduct some sales transactions and incur certain operating expenses in foreign currencies and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant, in part because of our foreign exchange risk management process discussed below.
Foreign Exchange Forward Contracts
We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense), net. We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. At September 30, 2014, these forward foreign currency contracts had a notional principal amount of $11.4 million and an immaterial unrealized gain on foreign exchange contracts. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses from operations were a $0.4 million and $0.1 million loss for the three months ended September 30, 2014 and September 30, 2013, respectively.

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

Changes in Internal Control over Financial Reporting

    During the quarter ended September 30, 2014, the Company expanded the scope to include the former operations of Enterasys under the assessment of internal controls over financial reporting. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For information regarding litigation matters that we deem significant, refer to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and Note 8 to our Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report which are incorporated herein by reference.

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

The combination of our business with the Enterasys' business will continue to require significant management attention, and we expect to incur significant additional integration costs.

The combined company requires us to devote significant management attention and other resources to integrating the two businesses. We may not successfully complete the integration of our operations in a timely manner and may experience disruptions in relationships with customers, suppliers and employees as a result.

Through September 30, 2014, we have incurred transaction and integration costs in connection with the Enterasys acquisition of approximately $29.4 million. We expect to incur additional costs integrating the companies’ operations, product offerings, and personnel, which cannot be estimated accurately at this time. Although we expect that the realization of efficiencies related to the integration of the business will offset incremental transaction, integration and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved. If the total costs of the integration exceed the anticipated benefits of the acquisition, our results of operations could be adversely affected.
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
Regulations related to disclosure requirements regarding conflict minerals may force us to incur additional compliance expenses and make our supply chain more complex.
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
Our international sales are primarily U.S. dollar-denominated. Future increases in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We invoice some of our international customers in local currency, which would expose us to fluctuations in exchange rates between the U.S. dollar and the particular local currency. If we do so, we may decide to engage in hedging transactions to minimize the risk of such fluctuations.
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

Accordingly, our financial performance in a specific quarter is both difficult to forecast and subject to volatility. Any failure to achieve expected revenues, gross margin or net earnings per share could materially and adversely impact the value of our stock, our future financial prospects and employee retention which is based in part on the perceived value of equity compensation.

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

We currently have authority granted by our Board of Directors to repurchase up to $75 million in common stock over a three year period starting October 1, 2012. Since the inception of the program, 4.1 million shares have been repurchased for a total purchase price of $14.5 million and $60.5 million of the authorized amount is remaining. For the three month periods ended September 30, 2014, the Company did not repurchase any shares of its common stock.

Item 3.	Defaults Upon Senior Securities - Not applicable

Item 4.	Mine Safety Disclosure - Not Applicable

Item 5.	Other Information

Item 6.	Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

10.1	Offer Letter executed September 29, 2014, between Extreme Networks, Inc. and Jeffrey White.	8-K	10/2/2014	10.1

31.1	Section 302 Certification of Chief Executive Officer				X

31.2	Section 302 Certification of Chief Financial Officer				X

32.1	Section 906 Certification of Chief Executive Officer				X

32.2	Section 906 Certification of Chief Financial Officer				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC. (Registrant)

/S/ KENNETH AROLA
KENNETH AROLA
Senior Vice President, Chief Financial Officer, and Chief Accounting Officer
October 29, 2014