Form 10-Q
period 2014-12-31
EXTREME NETWORKS INC
filed 2015-01-30
CIK 1078271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 ___________________________
Form 10-Q
 ___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at January 20, 2015 was 99,325,978.

EXTREME NETWORKS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED December 31, 2014

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$88,972	$73,190
Short-term investments	20,321	32,692
Accounts receivable, net of allowances of $6,138 at December 31, 2014 and $3,618 at June 30, 2014	93,519	124,664
Inventories	54,431	57,109
Deferred income taxes	911	1,058
Prepaid expenses and other current assets	11,929	14,143
Total current assets	270,083	302,856
Property and equipment, net	43,568	46,554
Intangible assets, net	69,880	87,459
Goodwill	70,877	70,877
Other assets	20,903	18,686
Total assets	$475,311	$526,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,125	$29,688
Accounts payable	45,503	37,308
Accrued compensation and benefits	22,476	26,677
Restructuring liabilities	75	322
Accrued warranty	7,845	7,551
Deferred revenue, net	74,353	74,735
Deferred distributors revenue, net of cost of sales to distributors	31,172	31,992
Other accrued liabilities	36,030	38,035
Total current liabilities	225,579	246,308
Deferred revenue, less current portion	23,940	22,942
Long-term debt, less current portion	81,000	91,875
Other long-term liabilities	10,676	8,595
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 99,325,978 shares issued and outstanding at December 31, 2014 and 96,980,214 shares issued and outstanding at June 30, 2014	99	97
Additional paid-in-capital	856,549	845,267
Accumulated other comprehensive loss	(1,884)	(439)
Accumulated deficit	(720,648)	(688,213)
Total stockholders’ equity	134,116	156,712
Total liabilities and stockholders’ equity	$475,311	$526,432
See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net revenues:
Product	$112,501	$119,065	$215,173	$180,109
Service	34,707	27,518	68,309	42,389
Total net revenues	147,208	146,583	283,482	222,498
Cost of revenues:
Product	60,496	66,893	114,521	94,409
Service	11,550	9,845	23,272	14,538
Total cost of revenues	72,046	76,738	137,793	108,947
Gross profit:
Product	52,005	52,172	100,652	85,700
Service	23,157	17,673	45,037	27,851
Total gross profit	75,162	69,845	145,689	113,551
Operating expenses:
Research and development	24,000	18,896	47,347	28,832
Sales and marketing	43,971	40,636	88,750	63,330
General and administrative	10,306	11,189	21,380	18,125
Acquisition and integration costs	3,500	8,688	7,558	12,382
Restructuring charge, net of reversals	—	430	—	505
Amortization of intangibles	4,467	3,778	8,934	3,778
Total operating expenses	86,244	83,617	173,969	126,952
Operating loss	(11,082)	(13,772)	(28,280)	(13,401)
Interest income	196	172	342	447
Interest expense	(825)	(524)	(1,661)	(524)
Other expense, net	(64)	(937)	(498)	(1,192)
Loss before income taxes	(11,775)	(15,061)	(30,097)	(14,670)
Provision for income taxes	1,330	925	2,338	1,352
Net loss	$(13,105)	$(15,986)	$(32,435)	$(16,022)
Basic and diluted net loss per share:
Net loss per share – basic	$(0.13)	$(0.17)	$(0.33)	$(0.17)
Net loss per share – diluted	$(0.13)	$(0.17)	$(0.33)	$(0.17)
Shares used in per share calculation – basic	98,677	95,216	97,996	94,639
Shares used in per share calculation – diluted	98,677	95,216	97,996	94,639
 See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net loss:	$(13,105)	$(15,986)	$(32,435)	$(16,022)
Other comprehensive income, net of tax:
Available for sale securities:
Change in unrealized (losses) gains on available for sale securities, net of taxes	32	(52)	(25)	233
Reclassification of adjustment for realized net gains on available for sale securities included in net loss	—	—	—	148
Net change in unrealized (losses) gains on available for sale securities, net of taxes	32	(52)	(25)	381
Net change in foreign currency translation adjustments	(654)	952	(1,420)	1,053
Other comprehensive (loss) income	(622)	900	(1,445)	1,434
Total comprehensive loss	$(13,727)	$(15,086)	$(33,880)	$(14,588)
 See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net loss	$(32,435)	$(16,022)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,406	4,143
Amortization of intangible assets	17,997	6,997
Provision for doubtful accounts and allowance for sales returns	2,520	375
Stock-based compensation	9,563	5,033
Other non-cash charges	512	1,409
Changes in operating assets and liabilities, net
Accounts receivable	28,624	(21,370)
Inventories	2,679	(13,105)
Prepaid expenses and other assets	(8)	2,473
Accounts payable	8,196	12,881
Accrued compensation and benefits	(4,202)	(639)
Restructuring liabilities	(247)	(756)
Deferred revenue	608	9,716
Deferred distributor revenue, net of cost of sales to distributors	(811)	4,795
Other current and long term liabilities	2,051	(799)
Net cash provided by (used in) operating activities	41,453	(4,869)
Cash flows from investing activities:
Capital expenditures	(3,962)	(12,562)
Acquisition, net of cash acquired	—	(180,000)
Purchases of investments	—	(9,045)
Proceeds from maturities of investments and marketable securities	3,000	20,062
Proceeds from sales of investments and marketable securities	9,051	54,578
Purchases of intangible assets	(419)	—
Net cash provided by (used in) investing activities	7,670	(126,967)
Cash flows from financing activities:
Borrowings under Revolving Facility	24,000	35,000
Issuance of Term Loan	—	65,000
Repayment of debt	(56,438)	(813)
Proceeds from issuance of common stock	1,722	4,803
Net cash (used in) provided by financing activities	(30,716)	103,990

Foreign currency effect on cash	(2,625)	347

Net increase (decrease) in cash and cash equivalents	15,782	(27,499)

Cash and cash equivalents at beginning of period	73,190	95,803
Cash and cash equivalents at end of period	$88,972	$68,304
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
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at December 31, 2014. The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for fiscal 2015 or any future periods.

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

3. Recently Issued Accounting Pronouncements
In May 2014, the FASB, jointly with the International Accounting Standards Board, issued Accounting Standard Update No. 2014-09 (Topic 606) - Revenue from Contracts with Customers ("ASU 2014-09"). This ASU's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance will require significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2016. Early application is not permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the potential effect on its consolidated financial statements from adoption of this standard.

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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the final allocation as of September 30, 2014 of the tangible and identifiable intangible assets acquired and liabilities assumed as compared to the allocation as of December 31, 2013, the quarter in which the transaction was completed (in thousands):

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

a.
The Company finalized the working capital adjustment during the nine months ended September 30, 2014, which led to a decrease of $2.4 million in receivables and a corresponding increase in cash. As a result of this adjustment, the total cash acquired from the acquisition also increased by the same amount. The net effect of this adjustment is an increase in goodwill of $2.4 million.

b.
The Company obtained new information regarding the existence of prepaids as of the acquisition date which led to a decrease in the fair value of current assets of $1.5 million, and a corresponding increase in goodwill. The change in the amortization of prepaids due to the change in fair value of current assets was immaterial.

c.
The Company updated its preliminary estimate of the fair value of property and equipment which led to a decrease of $3.0 million in property and equipment with a corresponding increase in goodwill. The Company also updated the fair values of the asset retirement obligations and the related asset retirement assets which led to an increase in the fair value of property and equipment of $1.2 million and a corresponding increase in current liabilities and other long-term liabilities of $0.2 million and $1.0 million, respectively. The decrease in depreciation expense due to the change in fair value of property and equipment was immaterial.

d.
During the nine months ended September 30, 2014, there were no changes to the fair value of the identifiable intangible assets acquired. However, the Company revised the estimated useful life of Order backlog from 1.5 years to 1 year.

e.
The Company obtained new information regarding accruals for litigation and statutory tax assessment as of the acquisition date which led to an increase in the fair value of current liabilities of $5.4 million and a corresponding increase in goodwill.

f.
The Company obtained new information regarding the existence of accrued liabilities as of the acquisition date which led to a net increase in the fair value of accrued liabilities by $0.5 million with a corresponding increase in goodwill.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Balance Sheet Accounts
Cash, Cash Equivalents, Short-Term Investments
Summary of Cash and Available-for-Sale Securities (in thousands)

	December 31, 2014	June 30, 2014
Cash	$88,021	$72,623

Cash equivalents	$951	$567
Short-term investments	20,321	32,692
Total available-for-sale	$21,272	$33,259

Total cash, cash equivalents and available for sale securities	$109,293	$105,882
Available-for-Sale Securities
The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
December 31, 2014
Money market funds	$951	$951	$—	$—
U.S. corporate debt securities	20,317	20,321	4	—
	$21,268	$21,272	$4	$—
Classified as:
Cash equivalents	$951	$951	$—	$—
Short-term investments	20,317	20,321	4	—
	$21,268	$21,272	$4	$—
June 30, 2014
Money market funds	$567	$567	$—	$—
U.S. corporate debt securities	32,578	32,692	114	—
	$33,145	$33,259	$114	$—
Classified as:
Cash equivalents	$567	$567	$—	$—
Short-term investments	32,578	32,692	114	—
	$33,145	$33,259	$114	$—

The amortized cost and estimated fair value of available-for-sale investments in debt securities at December 31, 2014, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$20,317	$20,321
Total investments in available for sale debt securities	$20,317	$20,321
The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Investments with original maturities of greater than three months, but less than one year at the balance sheet date are classified as Short-term investments.
The Company accumulates unrealized gains and losses on the Company's available-for-sale debt securities, net of tax, in accumulated other comprehensive income (loss) in the stockholders' equity section of its balance sheets. If the fair value of an available-for-sale debt instrument is less than its amortized cost basis, an other-than-temporary impairment is triggered in

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

circumstances where (1) the Company intends to sell the instrument, (2) it is more likely than not that the Company will be required to sell the instrument before recovery of its amortized cost basis, or (3) the Company does not expect to recover the entire amortized cost basis of the instrument (that is, a credit loss exists).

The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income (loss) into earnings using the specific identification method. The Company recorded an other-than temporary impairment loss of $148,000 during the six months ended December 31, 2013.
Deferred Revenue, Net
Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenue when the revenue recognition criteria have not been met. The following table summarizes deferred revenue, net (in thousands):

	December 31, 2014	June 30, 2014
Deferred services	$91,373	$89,657
Deferred product and other revenue	6,920	8,020
Total deferred revenue	98,293	97,677
Less: current portion	74,353	74,735
Non-current deferred revenue, net	$23,940	$22,942

The Company offers for sale to its customers, renewable support arrangements that range from one to five years. Deferred support revenue is included within deferred revenue, net within the services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Balance beginning of period	$87,012	$37,091	$89,657	$38,003
Assumed from acquisition	—	35,879	—	35,879
New support arrangements	35,517	33,146	64,056	46,489
Recognition of support revenue	(31,156)	(24,631)	(62,340)	(38,886)
Balance end of period	91,373	81,485	91,373	81,485
Less: current portion	67,433	63,150	67,433	63,150
Non-current deferred revenue	$23,940	$18,335	$23,940	$18,335

Deferred Distributors Revenue, Net of Cost of Sales to Distributors
The Company records revenue from its distributors on a sell-through basis, recording deferred revenue and deferred cost of sales associated with all sales transactions to its distributors in “Deferred distributors revenue, net of cost of sales to distributors” in the liability section of its condensed consolidated balance sheet. The amount shown as “Deferred distributors revenue, net of cost of sales to distributors” represents the deferred gross profit on sales to distributors based on contractual pricing.
The following table summarizes deferred distributors revenue, net of cost of sales to distributors (in thousands):

	December 31, 2014	June 30, 2014
Deferred distributors revenue	$40,901	$40,715
Deferred cost of sales to distributors	(9,729)	(8,723)
Deferred distributors revenue, net of cost of sales to distributors	$31,172	$31,992

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt
The Company's debt is comprised of the following:

	December 31, 2014	June 30, 2014
Current portion of long-term debt:
Term Loan	$8,125	$5,688
Revolving Facility	—	24,000
Current portion of long-term debt	$8,125	$29,688

Long-term debt, less current portion:
Term Loan	$52,000	$56,875
Revolving Facility	29,000	35,000
Total long-term debt, less current portion	81,000	91,875
Total debt	$89,125	$121,563

On October 31, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) which provides for a five-year revolving credit facility for up to $60 million (the “Revolving Facility”) and a $65 million five-year term loan (the “Term Loan”) and together with the Revolving Facility (the “Senior Secured Credit Facilities”).  During the three months ended December 31, 2014, the Company amended the Credit Agreement and among other things modified certain financial covenants governing quick and leverage ratios. The proceeds from the Term Loan were used to pay a portion of the purchase price in the acquisition of all of the issued and outstanding capital stock of Enterasys. The Company also drew $35 million of the Revolving Facility to pay a portion of the purchase price of Enterasys and subsequently drew $24 million in the first quarter of fiscal 2015 to fund working capital requirements. Such additional draw of $24 million and an additional $6 million of the Revolving Facility were repaid during second fiscal quarter of 2015.
The Credit Agreement contains, among others, certain financial covenants that require the Company to maintain defined minimum financial ratios which may limit the Company’s availability to borrowings under the Revolving Facility. As of December 31, 2014, the Company had $17.4 million of availability under the Revolving Facility.
The Company had $1.0 million of outstanding letters of credit as of December 31, 2014.
Guarantees and Product Warranties
Upon issuance of a standard product warranty, the Company discloses and recognizes a liability for the obligation it assumes under the warranty. The Company’s standard hardware warranty period is typically 12 months from the date of shipment to end-users and 90 days for software. For certain products, the Company offers a limited lifetime hardware warranty commencing on the date of shipment from the Company and ending five (5) years following the Company’s announcement of the end of sale of such product. The following table summarizes the activity related to the Company’s product warranty liability during the three and six months ended December 31, 2014 and 2013:

	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Balance beginning of period	$7,889	$3,440	$7,551	$3,296
Assumed from acquisition	—	3,732	—	3,732
New warranties issued	1,683	1,654	3,948	2,958
Warranty expenditures	(1,727)	(1,347)	(3,654)	(2,507)
Balance end of period	$7,845	$7,479	$7,845	$7,479
The Company has agreed to hold the customer harmless against losses arising from a breach of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. We have not recorded a liability related to these indemnification

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and guarantee provisions and our guarantee and indemnification arrangements have not had any significant impact on our consolidated financial statements to date.
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
The following table sets forth major customers accounting for 10% or more of our net revenue:

	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Techdata	15%	*	15%	*
Westcon Group Inc.	13%	10%	13%	12%

* Less than 10% of net revenue

6. Fair Value Measurements

The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis:

December 31, 2014	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Money market funds	$951	$—	$—	$951
Corporate notes/bonds	—	20,321	—	20,321
Foreign currency forward contracts	—	1	—	1
Total	$951	$20,322	$—	$21,273

June 30, 2014	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Money market funds	$567	$—	$—	$567
Corporate notes/bonds	—	32,692	—	32,692
Foreign currency forward contracts	—	21	—	21
Total	$567	$32,713	$—	$33,280
Level 2 investment valuations are based on inputs such as quoted market prices of similar instruments, dealer quotations or valuations provided by alternative pricing sources supported by observable inputs. These generally include U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and six months ended December 31, 2014. There were no liabilities as of December 31, 2014 that were being measured using fair value on a recurring basis.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Share-based Compensation
As of December 31, 2014, the Company had 19,315,115 shares available for issuance, of which 12,000,000 shares are available under the 2014 Employee Stock Purchase Plan, which was approved by the shareholders on November 12, 2014, 466,187 shares are available under the 1999 Employee Stock Purchase Plan and 6,848,968 shares are available under the 2013 Stock Plan.
Share-based compensation expense recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Cost of product revenue	$275	$198	$558	$300
Cost of service revenue	272	—	563	40
Research and development	1,544	898	3,188	1,141
Sales and marketing	1,566	1,279	3,123	1,850
General and administrative	1,092	1,083	2,131	1,702
Total share-based compensation expense	$4,749	$3,458	$9,563	$5,033
During the three and six months ended December 31, 2014 and 2013, the Company did not capitalize any stock-based compensation expense in inventory, as the amounts were immaterial.
Stock Awards
Stock awards may be granted under the 2013 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock which vests over a fixed period.

The following table summarizes stock award activity for the six months ended December 31, 2014:

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value	Aggregate Fair Market Value ($000's)
Non-vested stock outstanding at June 30, 2014	6,000	$4.98
Granted	828	$3.83
Vested	(1,805)	$5.25	$6,689
Cancelled	(358)	$4.28
Non-vested stock outstanding at December 31, 2014	4,665	$4.72

The following table summarizes stock option activity under all plans for the six months ended December 31, 2014:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000’s)
Options outstanding at June 30, 2014	11,732	$4.26	5.13	6,846
Granted	1,063	$4.21
Exercised	(381)	$3.29		$329
Cancelled	(1,074)	$5.14
Options outstanding at December 31, 2014	11,340	$4.20	4.96	$1,618
Exercisable at December 31, 2014	5,373	$3.86	3.99	$1,225
Vested and expected to vest at December 31, 2014	10,396	$4.17	4.87	$1,573

The weighted-average grant-date per share fair value of options granted during the three months ended December 31, 2014 and 2013 was $1.66 and $2.35, respectively. The weighted-average estimated per share fair value of shares purchased under the

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s 1999 Employee Stock Purchase Plan (“ESPP”) during the three months ended December 31, 2014 and 2013 was $1.17 and $1.35, respectively.
The weighted-average grant-date per share fair value of options granted during the six months ended December 31, 2014 and 2013 was $1.96 and $2.33, respectively. The weighted-average estimated per share fair value of shares purchased under the Company’s ESPP during the six months ended December 31, 2014 and 2013 was $1.33 and $1.21, respectively.
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

	Stock Option Plan		Employee Stock Purchase Plan		Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Expected life	4.8 years	4.0 years	0.25 years	0.25 years	4.7 years	4.0 years	0.25 years	0.25 years
Risk-free interest rate	1.67%	1.14%	0.03%	0.11%	1.61%	1.20%	0.02%	0.10%
Volatility	54%	55%	63%	47%	54%	56%	57%	41%
Dividend yield	—%	—%	—%	—%	—%	—%	—%	—%

8. Commitments and Contingencies
Purchase Commitments
The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. The arrangements allow them to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to the purchase of long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of December 31, 2014, the Company had non-cancelable commitments to purchase $102.4 million of such inventory.
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
The Company is a member of RPX Corporation’s (“RPX”) network of clients, who procure patent risk management services from RPX. On September 30, 2014, RPX signed an agreement on behalf of its members (including Extreme) with Selene to resolve the litigation cases against its members by Selene and to obtain a license for all RPX members to the 444 Patent and its foreign counterparts. As a result, a Release Agreement was finalized on November 19, 2014 and the litigation was dismissed in US District court for the District of Delaware on November 20, 2014.
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
Plaintiffs filed a first amended complaint on September 26, 2014, in which they named Commonwealth of Kentucky’s Office of Technology under the State’s Finance and Administration Cabinet (“COT”) as a defendant.  The Company filed an answer to the Plaintiffs’ first amended complaint on October 10, 2014. COT then filed a motion to dismiss COT as a defendant in this lawsuit and the court granted COT’s motion. Although this litigation is in the discovery stage, Plaintiffs have filed a motion for Summary Judgment/Adjudication, which will be heard on February 26, 2015, on the issue of whether the work performed by the defendants constitutes “construction” under the Act. The Company will vigorously oppose this motion. This litigation is in the early stages of discovery.
ICMS Tax Assessment Matters
The State of Sao Paolo (Brazil) denied Enterasys Networks do Brazil Ltda. the use of certain credits derived from the State of Espirito Santo under the terms of the FUNDAP scheme for the tax years of 2002 through 2009. Enterasys’ application to resolve the ICMS Tax Assessments at the administrative level of the Sao Paolo Tax Department under the amnesty relief program (Reference No 3.056.963-1) was denied in March, 2014 by the Sao Paolo Tax Administration. The value of the ICMS tax credits that were disallowed by the Sao Paolo Tax Administration is approximately BR 3,443,914 (or approximately US$1.5 million), plus interest and penalties (that are currently estimated to be approximately US$9 million). On January 10, 2014, Enterasys filed a lawsuit to overturn or reduce the assessment, which lawsuit remains on-going. As part of this lawsuit, Enterasys made a request for a stay of execution, so that no tax foreclosure can be filed until a final ruling is made and no guarantee needs to be presented. On or about October 6, 2014, the preliminary injunction was granted with regard to the stay of execution; however, the court ruled that a cash deposit of the full amount at issue is to be made by Enterasys.  Enterasys then prepared a motion aimed at the partial reconsideration of such decision concerning the need for a deposit, which was denied on October 10, 2014.  The Company appealed this ruling on October 30, 2014 and is currently awaiting a decision from the Court of Appeals.
Given the preliminary nature of the lawsuit, it is premature to assess the likelihood of a particular final outcome. Based on the currently available information, the Company believes the ultimate outcome of this audit will not have material adverse effect on the Company's financial position or overall trends in results of operations. The range of the potential total tax liability related to these matters is estimated to be from $0 million to $9 million, of which the Company believes $4.3 million is the best estimate within the range and has recorded an accrual as of the acquisition date of Enterasys as such matter relates to the period before the acquisition.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Income Taxes
For the three and six months ended December 31, 2014, the Company recorded an income tax provision of $1.3 million and $2.3 million, respectively. For the three and six months ended December 31, 2013, the Company recorded an income tax provision of $0.9 million and $1.4 million, respectively.
The income tax provisions for the three and six months ended December 31, 2014 and 2013 consisted primarily of taxes on the income of our foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc. The income tax provisions for both fiscal years were calculated based on the actual results of operations for the three and six months ended December 31, 2014 and 2013, and therefore may not reflect the annual effective tax rate.
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
The acquisition of Enterasys included a U.S. parent company as well as its wholly-owned domestic and foreign subsidiaries. The Company has elected to treat this stock acquisition as an asset purchase by filing the required election forms under IRC Sec 338(h)(10). The Company has estimated the value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. During the three and six months ended December 31, 2014, the Company deducted $1.1 million and $2.2 million, respectively of tax amortization expense related to capitalized goodwill. As of December 31, 2014, the Company recorded a deferred tax liability of $1.9 million related to this amortization which is not considered a future source of taxable income in evaluating the need for a valuation allowance against our deferred tax assets.
The Company had $11.5 million of unrecognized tax benefits as of December 31, 2014. The future impact of the unrecognized tax benefit of $11.5 million, if recognized, would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. The Company does not anticipate any events to occur during the next twelve months that would reduce the unrealized tax benefit as currently stated in the Company’s balance sheet.
Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Condensed Consolidated Statements of Operations and were immaterial for the three and six months ended December 31, 2014 and 2013. Accrued interest and penalties were $42,000 as of December 31, 2013 and have been fully reversed as of December 31, 2014.
In general, the Company's U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 2001 forward due to net operating losses and the Company's state income tax returns are subject to examination for fiscal years 2003 forward due to net operating losses.

10. Net Loss Per Share
Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Dilutive earnings per share is calculated by dividing net earnings by the weighted average number of common shares used in the basic earnings per share calculation plus the dilutive effect of shares subject to repurchase, options, warrants and unvested restricted stock.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net loss	$(13,105)	$(15,986)	$(32,435)	$(16,022)
Weighted-average shares used in per share calculation – basic and diluted	98,677	95,216	97,996	94,639
Net loss per share – basic and diluted	$(0.13)	$(0.17)	$(0.33)	$(0.17)

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	December 31, 2014	December 31, 2013
Options to purchase common stock	9,203	5,833
Restricted stock units	1,369	1,101
Employee Stock Purchase Plan shares	563	154

11. Foreign Exchange Forward Contracts
The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The Company records all derivatives on the balance sheet as "Other assets" at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). The Company from time to time enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. At December 31, 2014, these forward foreign currency contracts had a notional principal amount of $2.3 million and an immaterial unrealized loss on foreign exchange contracts. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses from operations was a gain of less than $0.1 million and $1.0 million loss for the three months ended December 31, 2014 and December 31, 2013, respectively. Foreign currency transaction gains and losses from operations were a $0.3 million loss and $1.1 million loss for the six months ended December 31, 2014 and December 31, 2013, respectively.

12. Disclosure about Segments of an Enterprise and Geographic Areas
The Company operates in one segment, the development and marketing of network infrastructure equipment. The Company conducts business globally and is managed geographically. Revenue is attributed to a geographical area based on the location of its customers. The Company operates in three geographical areas: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East and Africa; and APAC which includes Asia Pacific, South Asia, India, Australia and Japan.
The Company attributes revenues to geographic regions primarily based on the customer's ship-to location. Information regarding geographic areas is as follows (in thousands):

	Three Months Ended		Six Months Ended
Net Revenues:	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Americas:
United States	$58,160	$56,292	$116,648	$81,681
Other	12,576	13,913	19,917	20,214
Total Americas	70,736	70,205	136,565	101,895
EMEA	62,574	61,292	116,509	92,133
APAC	13,898	15,086	30,408	28,470
Total net revenues	$147,208	$146,583	$283,482	$222,498

Long Lived Assets:	December 31, 2014	June 30, 2014
Americas	$93,778	$104,387
EMEA	37,021	45,191
APAC	3,552	3,121
Total long lived assets	$134,351	$152,699

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may” “expect” or “believe” . These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Quarterly Report on Form 10-Q for the second quarter of fiscal 2015, our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; the timing of any recovery in the global economy; risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products; and our ability to receive the anticipated benefits of the acquisition of Enterasys.

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

Results of Operations
During the second quarter of fiscal 2015, we achieved the following results:

•	Net revenues of $147.2 million compared to net revenues of $146.6 million in the second quarter of fiscal 2014.

•	Product revenues of $112.5 million compared to product revenues of $119.1 million in the second quarter of fiscal 2014.

•	Service revenues of $34.7 million compared to service revenues of $27.5 million in the second quarter of fiscal 2014.

•	Total gross margin of 51% of net revenues compared to total gross margin of 48% of net revenues in the second quarter of fiscal 2014.

•	Operating loss of $11.1 million compared to operating loss of $13.8 million in the second quarter of fiscal 2014.

•	Net loss of $13.1 million compared to net loss of $16.0 million in the second quarter of fiscal 2014.

•
Cash flow provided by operating activities of $41.5 million in the three months ended December 31, 2014 compared to cash flow used in operating activities of $4.9 million in the three months ended December 31, 2013.

•
Cash and cash equivalents, short-term investments and marketable securities increased by $3.4 million to $109.3 million as of December 31, 2014 from $105.9 million as of June 30, 2014, primarily due to increased proceeds from cash provided by operations offset by repayment of debt.

We operate in three regions: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East, and Africa; and APAC which includes Asia Pacific, South Asia, India, and Australia.

The following table presents the total net revenue geographically for the three and six months ended December 31, 2014 and December 31, 2013 (dollars in thousands):

	Three Months Ended				Six Months Ended
Net Revenues	December 31, 2014	December 31, 2013	$ Change	% Change	December 31, 2014	December 31, 2013	$ Change	% Change
Americas:
United States	$58,160	$56,292	$1,868	3.3%	$116,648	$81,681	$34,967	42.8%
Other	12,576	13,913	(1,337)	(9.6)%	19,917	20,214	(297)	(1.5)%
Total Americas	70,736	70,205	531	0.8%	136,565	101,895	34,670	34.0%
Percentage of net revenue	48.0%	47.9%			48.2%	45.8%
EMEA	62,574	61,292	1,282	2.1%	116,509	92,133	24,376	26.5%
Percentage of net revenue	42.5%	41.8%			41.1%	41.4%
APAC	13,898	15,086	(1,188)	(7.9)%	30,408	28,470	1,938	6.8%
Percentage of net revenue	9.4%	10.3%			10.7%	12.8%
Total net revenues	$147,208	$146,583	$625	0.4%	$283,482	$222,498	$60,984	27.4%
Net Revenues
The following table presents net product and service revenue for the three and six months ended December 31, 2014 and December 31, 2013 (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2014	December 31, 2013	$ Change	% Change	December 31, 2014	December 31, 2013	$ Change	% Change
Net Revenues:
Product	$112,501	$119,065	$(6,564)	(5.5)%	$215,173	$180,109	$35,064	19.5%
Percentage of net revenue	76.4%	81.2%			75.9%	80.9%
Service	34,707	27,518	7,189	26.1%	68,309	42,389	25,920	61.1%
Percentage of net revenue	23.6%	18.8%			24.1%	19.1%
Total net revenues	$147,208	$146,583	$625	0.4%	$283,482	$222,498	$60,984	27.4%

Product revenue decreased $6.6 million or 5.5% in the second quarter of fiscal 2015 compared to the corresponding period of fiscal 2014. In the second quarter of fiscal 2015, the Company experienced a decrease in shipments due to product constraints, timing of orders and increased price competition. Product revenue increased $35.1 million or 19.5% in the six months ended December 31, 2014 compared to the corresponding period of fiscal 2014 due to increased product shipments and customers as a result of our acquisition of Enterasys on October 31, 2013.
Service revenue increased $7.2 million or 26.1% in the second quarter of fiscal 2015 and $25.9 million or 61.1% for the six months ended December 31, 2014 compared to the corresponding periods of fiscal 2014 due to an increase in service maintenance contracts and professional service and training revenues due to our acquisition of Enterasys on October 31, 2013. In addition, purchase accounting charges against service revenue decreased $1.0 million in the second quarter of fiscal 2015 as compared to fiscal 2014.

Gross Profit
The following table presents the product and service revenue gross profit and the respective gross profit percentages for the three and six months ended December 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2014	December 31, 2013	$ Change	% Change	December 31, 2014	December 31, 2013	$ Change	% Change
Gross profit:
Product	$52,005	$52,172	$(167)	(0.3)%	$100,652	$85,700	$14,952	17.4%
Percentage of product revenue	46.2%	43.8%			46.8%	47.6%
Service	23,157	17,673	5,484	31.0%	45,037	27,851	17,186	61.7%
Percentage of service revenue	66.7%	64.2%			65.9%	65.7%
Total gross profit	$75,162	$69,845	$5,317	7.6%	$145,689	$113,551	$32,138	28.3%
Percentage of net revenue	51.1%	47.7%			51.4%	51.0%

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
Product gross profit remained flat in the second quarter of fiscal 2015 as compared to the corresponding period in 2014. Gross profit was impacted during the second quarter of fiscal 2015 by a decrease in product revenue of $6.6 million and higher material costs in addition to increases in the amortization of the developed technology intangibles related to the acquisition of Enterasys on October 31, 2013 of $1.5 million, excess and obsolete inventory charges of $1.0 million and higher distribution expenses as compared to the corresponding period of fiscal 2014. Gross profit for the second quarter of fiscal 2014 was negatively impacted by $9.2 million related to the sale of inventory which had been adjusted to fair value upon the Enterasys acquisition due to purchase accounting.
Product gross profit increased to $100.7 million in the six months ended December 31, 2014 from $85.7 million in the corresponding period for 2014. Product gross profit for the six months ended December 31, 2014 was favorably impacted by an increase in product revenue of $35.2 million, offset by higher material costs and increases in excess and obsolete inventory charges of $2.5 million, amortization of the developed technology intangibles from the acquisition of Enterasys of $5.6 million and warranty reserves of $0.5 million. Gross profit for the second quarter of fiscal 2014 was negatively impacted by $9.2 million related to the sale of inventory which had been adjusted to fair value upon the Enterasys acquisition due to purchase accounting.
Our cost of service revenue consists primarily of personnel, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts. Service gross profit increased to $23.2 million in the second quarter of fiscal 2015 from $17.7 million in the second quarter of fiscal 2014. The increase in service gross profit was primarily due to higher revenue from an increased customer base as a result of our acquisition of Enterasys offset by higher service labor costs of approximately 110 employees.
Service gross profit for the six months ended December 31, 2014 increased to $45.0 million in the second quarter of fiscal 2015 from $27.9 million in the corresponding period for 2014 primarily due to increase in service revenue of $25.9 million offset by increased personnel, overhead and travel costs for approximately 110 employees as a result of the acquisition of Enterasys on October 31, 2013.

Operating Expenses
The following table presents operating expenses and operating income (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2014	December 31, 2013	$ Change	% Change	December 31, 2014	December 31, 2013	$ Change	% Change
Research and development	$24,000	$18,896	$5,104	27.0%	$47,347	$28,832	$18,515	64.2%
Sales and marketing	43,971	40,636	3,335	8.2%	88,750	63,330	25,420	40.1%
General and administrative	10,306	11,189	(883)	(7.9)%	21,380	18,125	3,255	18.0%
Acquisition and integration costs	3,500	8,688	(5,188)	(59.7)%	7,558	12,382	(4,824)	(39.0)%
Restructuring charge, net of reversals	—	430	(430)	(100.0)%	—	505	(505)	(100.0)%
Amortization of intangibles	4,467	3,778	689	18.2%	8,934	3,778	5,156	136.5%
Total operating expenses	$86,244	$83,617	$2,627	3.1%	$173,969	$126,952	$47,017	37.0%
Operating loss	$(11,082)	$(13,772)	$2,690	19.5%	$(28,280)	$(13,401)	$(14,879)	(111.0)%

Research and Development Expenses
Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products.
Research and development expenses increased by $5.1 million, or 27.0% and increased by $18.5 million or 64.2% for the three and six months ended December 31, 2014 as compared to the corresponding periods of fiscal 2014. The increases in research and development expenses were due to increased personnel costs of approximately 300 employees and higher occupancy costs of additional facilities, primarily in Salem New Hampshire and Toronto Canada, as a result of our acquisition of Enterasys on October 31, 2013.
Sales and Marketing Expenses
Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses.
Sales and marketing expenses increased by $3.3 million, or 8.2% and increased by $25.4 million or 40.1% for the three and six months ended December 31, 2014 as compared to the corresponding periods of fiscal 2014. The increases in sales and marketing expenses were primarily due to additional headcount of approximately 330 employees and facilities expense as well as additional spending on sales and marketing programs as a result of our acquisition of Enterasys on October 31, 2013.
General and Administrative Expenses
General and administrative expenses decreased by $0.9 million, or 7.9% for the three months ended December 31, 2014 and increased by $3.3 million or 18.0% for the six months ended December 31, 2014 as compared to the corresponding periods of fiscal 2014. The decrease in general and administrative expenses was primarily due to lower bonus accruals and lower travel costs offset by additional month of personnel costs and higher recruiting costs related to our acquisition of Enterasys on October 31, 2013. The increase in general and administrative expenses during the six months ending December 31, 2014, compared to the corresponding period of fiscal 2014, was primarily due to higher personnel and travel costs due to an increase in headcount of approximately 100 employees, and higher occupancy costs due to additional facilities in Salem, New Hampshire and Shannon, Ireland as a result of our acquisition of Enterasys on October 31, 2013 and an increase in bad debt expense.

Acquisition and Integration Costs
Acquisition and Integration costs include those costs that the company has incurred only as result of the acquisition of Enterasys and related subsequent integration of the two companies. The Company expects to continue to incur principally integration costs for the remainder of fiscal 2015.

We incurred $3.5 million and $7.6 million of integration costs during the three and six months ended December 31, 2014, primarily for IT, warehouse, and sales integration and severance costs. The Company expects to incur integration costs through fiscal 2015. The Company incurred $8.7 million and $12.4 million of acquisition and integration costs during the three and six months ended December 31, 2013.

Amortization of Intangibles

During the three and six months ended December 31, 2014, we recorded $4.5 million and $8.9 million of amortization expense and during the three and six months ended December 31, 2013, we recorded $3.8 million of amortization expense, primarily for certain intangible assets related to the acquisition of Enterasys on October 31, 2013.

Interest Expense

During the three and six months ended December 31, 2014 we recorded $0.8 million and $1.7 million in interest expense related to the Credit Facility that the Company entered into on October 31, 2013.
Other Expense, Net
Other expense, net decreased by $0.9 million in the second quarter of fiscal 2015 compared to the corresponding period of fiscal 2014.  The increase in other expense, net was primarily due to losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.
Provision for Income Taxes
For the three and six months ended December 31, 2014, we recorded an income tax provision of $1.3 million and $2.3 million, respectively. For the three and six months ended December 31, 2013, we recorded an income tax provision of $0.9 million and $1.4 million, respectively.
The income tax provisions for the three and six months ended December 31, 2014 and 2013 consisted primarily of taxes on the income of our foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys.

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

New Accounting Pronouncements
See Note 3 of the accompanying condensed consolidated financial statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Liquidity and Capital Resources
The following summarizes information regarding our cash, investments, and working capital (in thousands):

	December 31, 2014	June 30, 2014
Cash and cash equivalent	$88,972	$73,190
Short-term investments	20,321	32,692
Total cash and investments	$109,293	$105,882
Working capital	$44,504	$56,548
As of December 31, 2014, our principal sources of liquidity consisted of cash, cash equivalents and investments of $109.3 million, net accounts receivable of $93.5 million and $1.0 million of letters of credit and borrowings from the Revolving Facility under which the Company had $17.4 million of availability at December 31, 2014. Our principal uses of cash will include purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development, marketing of our products, purchases of property and equipment, repayments of debt and related interest. We believe that our $109.3 million of cash and cash equivalents and investments at December 31, 2014 along with the availability of borrowings from the Revolving Facility will be sufficient to fund our principal uses of cash for at least the next 12 months.
Our Credit Agreement contains financial covenants that require us to maintain a minimum Consolidated Fixed Charge Coverage Ratio and Consolidated Quick Ratio and a maximum a Consolidated Leverage Ratio and several other covenants and restrictions that limit our ability to incur additional indebtedness, create liens upon any of our property, merge, consolidate or sell all or substantially all of our assets, etc. During the three months ended December 31, 2014, the Company amended the Credit Agreement and among other things modified certain financial covenants governing quick and leverage ratios.

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
Key Components of Cash Flows and Liquidity
A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Six Months Ended
	December 31, 2014	December 31, 2013
Net cash provided by (used in) operating activities	$41,453	$(4,869)
Net cash provided by (used in) investing activities	7,670	(126,967)
Net cash (used in) provided by financing activities	(30,716)	103,990
Foreign currency effect on cash	(2,625)	347
Net increase (decrease) in cash and cash equivalents	$15,782	$(27,499)

Net Cash Provided by (Used In) Operating Activities
Cash flows provided by operations was $41.5 million in the six months ending December 31, 2014. Current period's net loss was primarily offset by non-cash expenses such as amortization of intangibles, stock-based compensation expense and depreciation. Accounts receivables decreased primarily due to higher collections. Inventories decreased primarily due to the timing of inventory receipts to bring the inventory levels in line with the near term demand. Accounts payable increased due to timing of payments. Such increases in cash inflows offset by decreases in accrued compensation due to lower commissions and bonus accruals.

Cash flows used in operations was $4.9 million in the six months ending December 31, 2013. The net loss for the period was primarily offset by non-cash expenses such as amortization of intangibles, stock-based compensation expense and depreciation. Accounts receivables, inventory and accounts payables primarily increased due to increased activity post acquisition.

Net Cash Provided by (Used In) Investing Activities
Cash flow provided by investing activities in the six months ending December 31, 2014 was $7.7 million, primarily comprised of $4.0 million used to purchase property and equipment offset by proceeds of $3.0 million from the maturities and $9.1 million from the sale of investments.

Cash flow used in investing activities in the six months ending December 31, 2013 was $127.0 million, comprised of $180.0 million net cash used in the acquisition of Enterasys, purchases of investments of $9.0 million, $12.6 million used to purchase property and equipment offset by proceeds of $20.1 million from the maturities of investments and proceeds of $54.6 million from the sale of investments.
Net Cash (Used In) Provided by Financing Activities
Cash flow used in financing activities in the six months ending December 31, 2014 was $30.7 million, comprised of $56.4 million of cash used for repayment of debt offset by a draw on the Revolving Facility of $24 million during the six months ended December 31, 2014 for working capital requirements, $1.7 million proceeds from the exercise of stock options and issuance of shares of our common stock under the ESPP, net of taxes paid on vested and released stock awards.
Cash flow provided by financing activities in the six months ending December 31, 2013 was $104.0 million, comprised of the issuance of a Term Loan of $65.0 million and a draw on the Revolving Facility of $35 million used for the acquisition of Enterasys, $4.8 million proceeds from the exercise of stock options and issuance of shares of our common stock under the ESPP, net of taxes paid on vested and released stock awards offset by $0.8 million of cash used for repayment of debt.
Foreign currency effect on cash
Foreign currency effect on cash increased in the six months ending December 31, 2014, primarily due to changes in foreign currency exchange rates between US Dollar and particularly the Euro, Great Britain Pound, Brazilian Real, Swedish Krona, Indian Rupee and Australian Dollar.
Contractual Obligations
The following summarizes our contractual obligations at December 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Debt obligations	$89,126	$8,125	$34,938	$46,063	$—
Interest on debt obligations	7,493	2,540	3,971	982	—
Non-cancellable inventory purchase commitments	102,437	102,437	—	—	—
Non-cancellable operating lease obligations	56,194	9,237	15,501	13,756	17,700
Other liabilities	10,100	5,991	3,983	126	—
Total contractual cash obligations	$265,350	$128,330	$58,393	$60,927	$17,700

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $102.4 million as of December 31, 2014. We expect to honor the inventory purchase commitments within the next 12 months.
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
We did not have any material commitments for capital expenditures as of December 31, 2014.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2014.

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
The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2014.

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
	(In thousands)
December 31, 2014
Included in short-term investments	$951	$20,321	$—	$21,272	$21,272
Weighted average interest rate	0.01%	0.95%	—%

The following tables present hypothetical changes in fair value of the financial instruments held at December 31, 2014 that are sensitive to changes in interest rates:

Unrealized gain given a decrease in interest rate of X bps		Fair value as of	Unrealized loss given an increase in interest rate of X bps
(100 bps)	(50 bps)	December 31, 2014	100 bps	50 bps
(In thousands)
$23	$11	$21,272	$(23)	$(11)

Debt
At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from our credit facility.
The following table presents hypothetical changes in interest expense for the quarter ended December 31, 2014, on outstanding credit facility borrowings as of December 31, 2014, that are sensitive to changes in interest rates:

Change in interest expense given a decrease in interest rate of X bps*		Average outstanding debt as of	Change in interest expense given an increase in interest rate of X bps
(100 bps)	(50 bps)	December 31, 2014	100 bps	50 bps
(In thousands)
$(33)	$(33)	$89,125	$223	$111
* Underlying interest rate was 0.15% during the quarter. The table above assumed the underlying interest rate did not decrease below 0%.
Exchange Rate Sensitivity
Majority of our sales and expenses are denominated in United States Dollars. While we conduct some sales transactions and incur certain operating expenses in foreign currencies and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant, in part because of our foreign exchange risk management process discussed below.
Foreign Exchange Forward Contracts
We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other expense, net. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. At December 31, 2014, these forward foreign currency contracts had a notional principal amount of $2.3 million and an immaterial unrealized gain on foreign exchange contracts. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses from operations was a gain of less than $0.1 million and $1.0 million loss for the three months ended December 31, 2014 and December 31, 2013, respectively. Foreign currency transaction gains and losses from operations were a $0.3 million loss and $1.1 million loss for the six months ended December 31, 2014 and December 31, 2013, respectively.

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

Changes in Internal Control over Financial Reporting

    During the six months ended December 31, 2014, the Company expanded the scope to include the former operations of Enterasys under the assessment of internal controls over financial reporting. There were no other changes in our internal control over financial reporting during the six months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Through December 31, 2014, we have incurred transaction and integration costs in connection with the Enterasys acquisition of approximately $33.3 million. We expect to incur additional costs integrating the companies’ operations, product offerings, and personnel, which cannot be estimated accurately at this time. Although we expect that the realization of efficiencies related to the integration of the business will offset incremental transaction, integration and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved. If the total costs of the integration exceed the anticipated benefits of the acquisition, our results of operations could be adversely affected.
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

•
compliance with U.S. laws and regulations pertaining to the sale and distribution of products to customers in foreign countries, including export controls and anti-corruption laws, including the Foreign Corrupt Practices Act; and

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
Our future effective tax rate in particular could be adversely affected by a change in ownership pursuant to U.S. Internal Revenue Code Section 382. If a change in ownership occurs, it may limit our ability to utilize our net operating losses to offset our U.S. taxable income. If U.S. taxable income is greater than the change in ownership limitation, we will pay a higher rate of tax with respect to the amount of taxable income that exceeds the limitation. This could have a material adverse impact on our results of operations. On April 26, 2012, we adopted an Amended and Restated Rights Agreement to help protect our assets (the “Rights Agreement”). In general, this does not allow a stockholder to acquire more than 4.95% of our outstanding common stock without a waiver from our board of directors, who must take into account the relevant tax analysis relating to potential limitation of our net operating losses. The Rights Agreement was ratified by majority of stockholders at the 2014 annual meeting of the stockholder and is effective through May 31, 2015.

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

We currently have authority granted by our Board of Directors to repurchase up to $75 million in common stock over a three year period starting October 1, 2012. Since the inception of the program,4.1 million shares have been repurchased for a total purchase price of $14.5 million and $60.5 million of the authorized amount is remaining. For the six month period ended December 31, 2014, the Company did not repurchase any shares of its common stock.

Item 3.	Defaults Upon Senior Securities - Not applicable

Item 4.	Mine Safety Disclosure - Not Applicable

Item 5.	Other Information

Item 6.	Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

10.1	Second Amendment to the Credit Agreement dated November 18, 2014, among Extreme Networks, Inc., a Delaware Corporation, the Lenders party thereto and Silicon Valley Bank, as the Issuing Lender and Swingline Lender and Administrative Agent.	8-K	11/20/2014	10.1

99.1	Market-performance based restricted stock units agreement				X

99.2	Extreme Networks Inc. 2014 Employee Stock Purchase Plan	S-8	1/12/2015	99.1

31.1	Section 302 Certification of Chief Executive Officer				X

31.2	Section 302 Certification of Chief Financial Officer				X

32.1	Section 906 Certification of Chief Executive Officer				X

32.2	Section 906 Certification of Chief Financial Officer				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC. (Registrant)

/S/ KENNETH AROLA
KENNETH AROLA
Senior Vice President, Chief Financial Officer, and Chief Accounting Officer
January 29, 2015