Form 10-Q
period 2015-03-31
EXTREME NETWORKS INC
filed 2015-05-07
CIK 1078271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 ___________________________
Form 10-Q
 ___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at April 29, 2015 was 100,053,435.

EXTREME NETWORKS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED March 31, 2015

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$74,067	$73,190
Short-term investments	1,506	32,692
Accounts receivable, net of allowances of $4,344 at March 31, 2015 and $3,618 at June 30, 2014	78,727	124,664
Inventories	66,811	57,109
Deferred income taxes	797	1,058
Prepaid expenses and other current assets	10,069	14,143
Total current assets	231,977	302,856
Property and equipment, net	42,399	46,554
Intangible assets, net	61,096	87,459
Goodwill	70,877	70,877
Other assets	25,029	18,686
Total assets	$431,378	$526,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,750	$29,688
Accounts payable	46,378	37,308
Accrued compensation and benefits	20,502	26,677
Accrued warranty	7,879	7,551
Deferred revenue, net	73,206	74,735
Deferred distributors revenue, net of cost of sales to distributors	35,687	31,992
Other accrued liabilities	29,820	38,357
Total current liabilities	223,222	246,308
Deferred revenue, less current portion	23,141	22,942
Long-term debt, less current portion	58,750	91,875
Deferred income taxes	2,572	—
Other long-term liabilities	7,934	8,595
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 100,050,411 shares issued and outstanding at March 31, 2015 and 96,980,214 shares issued and outstanding at June 30, 2014	100	97
Additional paid-in-capital	861,653	845,267
Accumulated other comprehensive loss	(1,798)	(439)
Accumulated deficit	(744,196)	(688,213)
Total stockholders’ equity	115,759	156,712
Total liabilities and stockholders’ equity	$431,378	$526,432
See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Net revenues:
Product	$86,527	$109,891	$301,700	$290,001
Service	33,063	31,871	101,372	74,260
Total net revenues	119,590	141,762	403,072	364,261
Cost of revenues:
Product	49,761	58,703	164,282	153,112
Service	12,105	12,204	35,377	26,742
Total cost of revenues	61,866	70,907	199,659	179,854
Gross profit:
Product	36,766	51,188	137,418	136,889
Service	20,958	19,667	65,995	47,518
Total gross profit	57,724	70,855	203,413	184,407
Operating expenses:
Research and development	23,858	24,265	71,205	53,098
Sales and marketing	39,226	44,703	127,976	108,033
General and administrative	9,711	11,178	31,091	29,301
Acquisition and integration costs	1,725	6,443	9,283	18,826
Restructuring charge, net of reversals	—	(6)	—	499
Amortization of intangibles	4,467	7,666	13,402	11,444
Total operating expenses	78,987	94,249	252,957	221,201
Operating loss	(21,263)	(23,394)	(49,544)	(36,794)
Interest income	129	156	471	603
Interest expense	(758)	(764)	(2,419)	(1,288)
Other expense, net	(535)	(146)	(1,033)	(1,338)
Loss before income taxes	(22,427)	(24,148)	(52,525)	(38,817)
Provision for income taxes	1,121	910	3,458	2,262
Net loss	$(23,548)	$(25,058)	$(55,983)	$(41,079)
Basic and diluted net loss per share:
Net loss per share – basic	$(0.24)	$(0.26)	$(0.57)	$(0.43)
Net loss per share – diluted	$(0.24)	$(0.26)	$(0.57)	$(0.43)
Shares used in per share calculation – basic	99,783	96,069	98,591	95,116
Shares used in per share calculation – diluted	99,783	96,069	98,591	95,116
 See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Net loss:	$(23,548)	$(25,058)	$(55,983)	$(41,079)
Other comprehensive income, net of tax:
Available for sale securities:
Change in unrealized (losses) gains on available for sale securities, net of taxes	(1)	(95)	(26)	138
Reclassification of adjustment for realized net gains on available for sale securities included in net loss	—	10	—	158
Net change in unrealized (losses) gains on available for sale securities, net of taxes	(1)	(85)	(26)	296
Net change in foreign currency translation adjustments	87	48	(1,333)	1,005
Other comprehensive (loss) income	86	(37)	(1,359)	1,301
Total comprehensive loss	$(23,462)	$(25,095)	$(57,342)	$(39,778)
 See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$(55,983)	$(41,079)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	9,652	7,767
Amortization of intangible assets	26,977	18,937
Provision for doubtful accounts and allowance for sales returns	4,317	898
Stock-based compensation	13,935	9,874
Other non-cash charges	628	2,267
Changes in operating assets and liabilities, net
Accounts receivable	41,620	(24,171)
Inventories	(9,702)	(13,313)
Prepaid expenses and other assets	806	(1,354)
Accounts payable	9,070	(5,404)
Accrued compensation and benefits	(6,176)	(1,764)
Deferred revenue	(1,331)	10,796
Deferred distributor revenue, net of cost of sales to distributors	3,696	6,829
Other current and long term liabilities	(3,945)	(900)
Net cash provided by (used in) operating activities	33,564	(30,617)
Cash flows from investing activities:
Capital expenditures	(5,610)	(17,384)
Acquisition, net of cash acquired	—	(180,000)
Purchases of investments	—	(9,045)
Purchases of non-marketable equity investments	(3,000)	—
Proceeds from maturities of investments and marketable securities	21,815	26,722
Proceeds from sales of investments and marketable securities	9,051	56,594
Purchases of intangible assets	(569)	—
Net cash provided by (used in) investing activities	21,687	(123,113)
Cash flows from financing activities:
Borrowings under Revolving Facility	24,000	59,000
Issuance of Term Loan	—	65,000
Repayment of debt	(77,062)	(1,625)
Proceeds from issuance of common stock	2,455	6,296
Net cash (used in) provided by financing activities	(50,607)	128,671

Foreign currency effect on cash	(3,767)	611

Net increase (decrease) in cash and cash equivalents	877	(24,448)

Cash and cash equivalents at beginning of period	73,190	95,803
Cash and cash equivalents at end of period	$74,067	$71,355
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
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at March 31, 2015.
The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for fiscal 2015 or any future periods.

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

3. Recently Issued Accounting Pronouncements
In May 2014, the FASB, jointly with the International Accounting Standards Board, issued Accounting Standard Update No. 2014-09 (Topic 606) - Revenue from Contracts with Customers ("ASU 2014-09"). This ASU's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance will require significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2016. In April 2015, the FASB approved a one-year deferral of the effective date of the new standard. The new standard will be effective for the Company’s fiscal 2019, with early adoption permitted.
Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the potential effect on its consolidated financial statements from adoption of this standard.
In November 2014, the FASB has issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and provide certain disclosures when there is substantial doubt about the entity’s ability to continue as a going concern. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the potential effect on its consolidated financial statements from adoption of this standard.
In January 2015, the FASB issued ASU 2015-01 which provides guidance on the elimination of the concept of extraordinary items under GAAP. This ASU is effective for annual periods ending after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential effect on its consolidated financial statements from adoption of this standard.
In February 2015, the FASB issued ASU 2015-02 which provides consolidation guidance and changes the way reporting enterprises evaluate consolidation for limited partnerships, investment companies and similar entities, as well as variable interest

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entities. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2015. The Company is currently evaluating the potential effect on its consolidated financial statements from adoption of this standard.
In April 2015, the FASB issued ASU 2015-03 – Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 requires retrospective adoption and will be effective for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the potential effect on its consolidated financial statements from adoption of this standard.

4. Business combinations

On October 31, 2013, (the “Acquisition Date”), the Company completed the acquisition of Enterasys Networks, Inc. ("Enterasys"), a privately held provider of wired and wireless network infrastructure and security solutions, for $180.0 million, net of cash acquired. The Company also assumed outstanding options and restricted stock units of Enterasys at the Acquisition Date, all of which were unvested.
The acquisition was accounted for using the acquisition method of accounting. The preliminary and final purchase price allocation as of the date of the acquisition is set forth in the table below and reflects various fair value estimates.
The following table summarizes the final allocation as of September 30, 2014, of the tangible and identifiable intangible assets acquired and liabilities assumed as compared to the allocation as of December 31, 2013, the quarter in which the transaction was completed (in thousands):

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

a.
The Company finalized the working capital adjustment as of September 30, 2014, which led to a decrease of $2.4 million in receivables and a corresponding increase in cash. As a result of this adjustment, the total cash acquired from the acquisition also increased by the same amount. The net effect of this adjustment is an increase in goodwill of $2.4 million.

b.
The Company obtained new information regarding the existence of prepaid assets as of the acquisition date which led to a decrease in the fair value of current assets of $1.5 million, and a corresponding increase in goodwill. The change in the amortization of prepaid assets due to the change in fair value of current assets was immaterial.

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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

5. Balance Sheet Accounts
Cash, Cash Equivalents, Short-Term Investments
Summary of Cash and Available-for-Sale Securities (in thousands)

	March 31, 2015	June 30, 2014
Cash	$54,288	$72,623
Cash equivalents	19,779	567
Short-term investments	1,506	32,692
Total available-for-sale	$21,285	$33,259

Total cash, cash equivalents and available-for-sale securities	$75,573	$105,882
Available-for-Sale Securities
The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
March 31, 2015
Money market funds	$19,779	$19,779	$—	$—
U.S. corporate debt securities	1,506	1,506		—
	$21,285	$21,285	$—	$—
Classified as:
Cash equivalents	$19,779	$19,779	$—	$—
Short-term investments	1,506	1,506		—
	$21,285	$21,285	$—	$—
June 30, 2014
Money market funds	$567	$567	$—	$—
U.S. corporate debt securities	32,578	32,692	114	—
	$33,145	$33,259	$114	$—
Classified as:
Cash equivalents	$567	$567	$—	$—
Short-term investments	32,578	32,692	114	—
	$33,145	$33,259	$114	$—

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of available-for-sale investments in debt securities at March 31, 2015, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$21,285	$21,285
Total investments in available-for-sale debt securities	$21,285	$21,285
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

The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income (loss) into earnings using the specific identification method. The Company recorded an other-than temporary impairment loss of $148,000 during the nine months ended March 31, 2014.
Deferred Revenue, Net
Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenue when the revenue recognition criteria have not been met. The following table summarizes deferred revenue, net (in thousands):

	March 31, 2015	June 30, 2014
Deferred services	$88,737	$89,657
Deferred product and other revenue	7,610	8,020
Total deferred revenue	96,347	97,677
Less: current portion	73,206	74,735
Non-current deferred revenue, net	$23,141	$22,942

The Company offers for sale to its customers, renewable support arrangements that range from one to five years. Deferred support revenue is included within deferred revenue, net within the services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Balance beginning of period	$91,373	$81,485	$89,657	$38,003
Assumed from acquisition	—	—	—	35,879
New support arrangements	27,198	30,986	91,254	77,475
Recognition of support revenue	(29,834)	(28,265)	(92,174)	(67,151)
Balance end of period	88,737	84,206	88,737	84,206
Less: current portion	65,596	64,539	65,596	64,539
Non-current deferred revenue	$23,141	$19,667	$23,141	$19,667

Deferred Distributors Revenue, Net of Cost of Sales to Distributors
The Company records revenue from its distributors on a sell-through basis, recording deferred revenue and deferred cost of sales associated with all sales transactions to its distributors in “Deferred distributor' revenue, net of cost of sales to distributors”

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the liability section of its condensed consolidated balance sheet. The amount shown as “Deferred distributors revenue, net of cost of sales to distributors” represents the deferred gross profit on sales to distributors based on contractual pricing.
The following table summarizes deferred distributors revenue, net of cost of sales to distributors (in thousands):

	March 31, 2015	June 30, 2014
Deferred distributors' revenue	$46,230	$40,715
Deferred cost of sales to distributors	(10,543)	(8,723)
Deferred distributors revenue, net of cost of sales to distributors	$35,687	$31,992

Debt
The Company's debt is comprised of the following (in thousands):

	March 31, 2015	June 30, 2014
Current portion of long-term debt:
Term Loan	$9,750	$5,688
Revolving Facility	—	24,000
Current portion of long-term debt	$9,750	$29,688

Long-term debt, less current portion:
Term Loan	$48,750	$56,875
Revolving Facility	10,000	35,000
Total long-term debt, less current portion	58,750	91,875
Total debt	$68,500	$121,563

On October 31, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) which provides for a five-year revolving credit facility for up to $60.0 million (the “Revolving Facility”) and a $65.0 million five-year term loan (the “Term Loan”) and together with the Revolving Facility (the “Senior Secured Credit Facilities”).  The Company drew $24.0 million in the first quarter of fiscal 2015 to fund working capital requirements. During the three months ended December 31, 2014, the Company amended the Credit Agreement and among other things modified certain financial covenants governing quick and leverage ratios. The Company repaid $30.0 million and $19.0 million of the Revolving Facility during the second and third fiscal quarters of 2015, respectively.
The Credit Agreement contains, among others, certain financial covenants that require the Company to maintain defined minimum financial ratios which limit the Company’s availability to borrowings under the Revolving Facility. As of March 31, 2015, the Company had $8.6 million of additional availability under the Revolving Facility, due to these financial covenants.
The Company had $1.0 million of outstanding letters of credit as of March 31, 2015.
Guarantees and Product Warranties
Upon issuance of a standard product warranty, the Company discloses and recognizes a liability for the obligation it assumes under the warranty. The Company’s standard hardware warranty period is typically 12 months from the date of shipment to end-users and 90 days for software. For certain products, the Company offers a limited lifetime hardware warranty commencing on the date of shipment from the Company and ending five (5) years following the Company’s announcement of the end of sale of such product. The following table summarizes the activity related to the Company’s product warranty liability during the three and nine months ended March 31, 2015 and 2014, (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Balance beginning of period	$7,845	$7,479	$7,551	$3,296
Assumed from acquisition	—	—	—	3,732
New warranties issued	1,751	1,824	5,699	4,782
Warranty expenditures	(1,717)	(1,478)	(5,371)	(3,985)
Balance end of period	$7,879	$7,825	$7,879	$7,825
The Company has agreed to hold the customer harmless against losses arising from a breach of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. We have not recorded a liability related to these indemnification and guarantee provisions and our guarantee and indemnification arrangements have not had any significant impact on our consolidated financial statements to date.
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
The following table sets forth major customers accounting for 10% or more of our net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Westcon Group, Inc.	16%	14%	14%	13%
ScanSource, Inc.	13%	*	*	*
Tech Data Corporation	*	16%	14%	12%

* Less than 10% of net revenue

6. Fair Value Measurements

A three-tier fair value hierarchy is utilized to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels are defined as follows:

•	Level 1 Inputs - unadjusted quoted prices in active markets for identical assets or liabilities;

•
Level 2 Inputs - quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and

•	Level 3 Inputs - unobservable inputs reflecting the Company's own assumptions in measuring the asset or liability at fair value.

The Company uses forward foreign currency contracts to hedge market risks relating to possible adverse changes in foreign exchange rates.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

March 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Investments:
Money market funds	$19,779	$—	$—	$19,779
Corporate notes/bonds	—	1,506	—	1,506
Non-marketable equity investment	—	—	3,000	3,000
Total	$19,779	$1,506	$3,000	$24,285

June 30, 2014	Level 1	Level 2	Level 3	Total
Assets
Investments:
Money market funds	$567	$—	$—	$567
Corporate notes/bonds	—	32,692	—	32,692
Foreign currency forward contracts	—	21	—	21
Total	$567	$32,713	$—	$33,280
Level 2 investment valuations are based on inputs such as quoted market prices of similar instruments, dealer quotations or valuations provided by alternative pricing sources supported by observable inputs. These generally include U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and nine months ended March 31, 2015.
During the quarter, the Company obtained a $3.0 million equity interest in a Company that operates in the enterprise software platform industry.  The Company has not entered into any other transactions with the entity that are considered significant to the Company’s consolidated financial statements during the three and nine months ended March 31, 2015.
The Company reflects a non-marketable equity investment as Level 3 in the fair value hierarchy as it is based on unobservable inputs that market participants would use in pricing this asset due to the absence of recent comparable market transactions and inherent lack of liquidity. Significant inputs and assumptions are management’s estimate of the enterprise value used to calculate the present value of the asset. Significant changes in any Level 3 input or assumption would result in increases or decreases to fair value measurements for this asset.
There were no liabilities as of March 31, 2015 that were being measured using fair value on a recurring basis. The fair values of accounts receivable, accounts payable, and accrued liabilities, due within one year approximates their carrying values due to their short-term nature.
The Company does not have any assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2015, and June 30, 2014.

7. Share-based Compensation
As of March 31, 2015, the Company had 15,578,378 shares available for issuance, of which 12,000,000 shares are available under the 2014 Employee Stock Purchase Plan ("ESPP"), which was approved by the shareholders on November 12, 2014. There are 66,382 shares available under the 1999 ESPP and 3,511,996 shares available under the 2013 Stock Plan.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based compensation expense recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Cost of product revenue	$265	$268	$823	$568
Cost of service revenue	254	420	816	623
Research and development	1,423	1,419	4,611	2,559
Sales and marketing	1,291	1,765	4,414	3,614
General and administrative	1,139	970	3,271	2,510
Total share-based compensation expense	$4,372	$4,842	$13,935	$9,874
The Company did not capitalize any stock-based compensation expense in inventory, as the amounts were immaterial during the three and nine months ended March 31, 2015 and 2014, respectively.
Stock Awards
Stock awards may be granted under the 2013 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock which vests over a fixed period.

During the three months ended March 31, 2015, the Company began expensing market-performance based restricted stock units to senior executive officers that had been granted during the second quarter of fiscal 2015.

The following table summarizes stock award activity for the nine months ended March 31, 2015:

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value	Aggregate Fair Market Value ($000's)
Non-vested stock outstanding at June 30, 2014	6,000	$4.98
Granted	1,305	$3.45
Vested	(2,216)	$5.09	$7,985
Cancelled	(409)	$4.42
Non-vested stock outstanding at March 31, 2015	4,680	$4.55

Stock Options
The following table summarizes stock option activity under all plans for the nine months ended March 31, 2015.

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000’s)
Options outstanding at June 30, 2014	11,732	$4.26	5.13	$6,846
Granted	1,153	$4.11
Exercised	(425)	$3.17		$381
Cancelled	(1,245)	$5.12
Options outstanding at March 31, 2015	11,215	$4.19	4.73	$493
Exercisable at March 31, 2015	6,047	$3.95	3.94	$473
Vested and expected to vest at March 31, 2015	10,441	$4.17	4.66	$489
The weighted-average grant-date per share fair value of options granted was $1.34 and $2.71 during the three months ended March 31, 2015 and 2014, respectively.
The weighted-average grant-date per share fair value of options granted was $1.91 and $2.39 during the nine months ended March 31, 2015 and 2014, respectively.

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses the Monte-Carlo simulation model to determine the fair value and the derived service period o performance-based option awards, with market conditions, on the date of the grant.
ESPP
The weighted-average estimated per share fair value of shares purchased under the Company’s ESPP was $0.59 and $1.62 during the three months ended March 31, 2015 and 2014, respectively.
The weighted-average estimated per share fair value of shares purchased under the Company’s ESPP was $1.02 and $1.44 during the nine months ended March 31, 2015 and 2014, respectively.
Excluding the options assumed as part of the Enterasys acquisition, the fair value of each option award and share purchase option under the Company's ESPP is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table.

	Stock Option Plan		Employee Stock Purchase Plan		Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Expected life	4.6 years	5.0 years	0.50 years	0.25 years	4.7 years	4.0 years	0.33 years	0.25 years
Risk-free interest rate	1.49%	1.41%	0.07%	0.09%	1.60%	1.23%	0.04%	0.10%
Volatility	54%	57%	58%	57%	54%	56%	58%	51%
Dividend yield	—%	—%	—%	—%	—%	—%	—%	—%

8. Commitments and Contingencies
Purchase Commitments
The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. The arrangements allow them to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to the purchase of long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. The Company had non-cancelable commitments to purchase $100.7 million of such inventory as of March 31, 2015.
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

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Litigation
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
Plaintiffs filed a first amended complaint on September 26, 2014, in which they named Commonwealth of Kentucky’s Office of Technology under the State’s Finance and Administration Cabinet (“COT”) as a defendant.  The Company filed an answer to the Plaintiffs’ first amended complaint on October 10, 2014. COT then filed a motion to dismiss COT as a defendant in this lawsuit and the court granted COT’s motion. Plaintiffs filed a motion for Summary Judgment/Adjudication on the issue of whether the work performed by the defendants constitutes “construction” under the Act, which was denied on February 26, 2015. Given the preliminary nature of the lawsuit, it is premature to assess the likelihood of a particular outcome.
ICMS Tax Assessment Matters
The State of Sao Paolo (Brazil) denied Enterasys Networks do Brazil Ltda. the use of certain credits derived from the State of Espirito Santo under the terms of the FUNDAP scheme for the tax years of 2002 through 2009. Enterasys’ application to resolve the ICMS Tax Assessments at the administrative level of the Sao Paolo Tax Department under the amnesty relief program (Reference No 3.056.963-1) was denied in March, 2014, by the Sao Paolo Tax Administration. The value of the ICMS tax credits that were disallowed by the Sao Paolo Tax Administration is approximately BR 3,443,914 (or approximately US $1.5 million), plus interest and penalties (that are currently estimated to be approximately US $9.0 million). On January 10, 2014, Enterasys filed a lawsuit to overturn or reduce the assessment, which lawsuit remains on-going. As part of this lawsuit, Enterasys made a request for a stay of execution, so that no tax foreclosure can be filed until a final ruling is made and no guarantee needs to be presented. On or about October 6, 2014, the preliminary injunction was granted with regard to the stay of execution, and in response to an appeal on the guarantee requirement, the appellant court further ruled on or about January 28, 2015 that no cash deposit (or guarantee) need be made by Enterasys.
Given the preliminary nature of the lawsuit, it is premature to assess the likelihood of a particular final outcome. Based on the currently available information, the Company believes the ultimate outcome of this audit will not have material adverse effect on the Company's financial position or overall trends in results of operations. The range of the potential total tax liability related to these matters is estimated to be from US $0 million to US $9.0 million, of which the Company believes US $4.3 million is the best estimate within the range and has recorded an accrual as of the acquisition date of Enterasys as such matter relates to the period before the acquisition.
Unify U.S. Holdings, Inc. (formerly known as Enterprise Networks Holdings, Inc.).

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On or about April 8, 2015, Company filed a lawsuit against Unify U.S. Holdings, Inc. (formerly known as Enterprise Networks Holdings, Inc.) (“Seller”) for breach of, and indemnification by Seller under, the purchase agreement, between Seller and Company, for Company’s purchase of Enterasys Networks, Inc. and its subsidiaries (the “Purchase Agreement”). The complaint alleges numerous claims for indemnification resulting from Seller’s violations of certain clauses in the Purchase Agreement and Seller’s failure to make accurate and proper disclosures as required by the Purchase Agreement. The Company was compelled to file this action to perfect and preserve the Company’s right to indemnification by Seller under the Purchase Agreement. Although the Company’s complaint has not quantified the amount being sought, the complaint seeks, among other things, monetary damages, costs, expenses and attorney fees in connection with each of the claims. Given the preliminary nature of the lawsuit, it is premature to assess the likelihood of a particular or final outcome.
Wetro LAN LLC

On Mar 23, 2015, Wetro LAN LLC (Wetro), a non-practicing entity, filed a complaint against Extreme in the Eastern District of Texas asserting infringement of United States Patent No. 6,795,918 (the “ ‘918 Patent”). Wetro alleges that Extreme “makes, uses, provides, offers for sale, and sells their product entitled Extreme Networks- Altitude 4700 Series Access Points and similarly situated wireless routers” and thereby has infringed the 918 Patent. Wetro sued a number of other technology companies in January and February 2015 for the same patent. Indications at the USPTO are that the 918 Patent has expired, limiting potential damages including all future damages in the case. Wetro seeks monetary damages, although the complaint seeks no quantified amount. Given the preliminary nature of the lawsuit, it is premature to assess the likelihood of a particular or final outcome.

9. Income Taxes
The Company recorded an income tax provision of $1.1 million and $3.5 million, for the three and nine months ended March 31, 2015, respectively. The Company recorded an income tax provision of $0.9 million and $2.3 million for the three and nine months ended March 31, 2014, respectively.
The income tax provisions for the three and nine months ended March 31, 2015 and 2014, consisted primarily of taxes on the income of our foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc. The income tax provisions for both fiscal years were calculated based on the actual results of operations for the three and nine months ended March 31, 2015 and 2014, and therefore may not reflect the annual effective tax rate.
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
The acquisition of Enterasys included a U.S. parent company as well as its wholly-owned domestic and foreign subsidiaries. The Company has elected to treat this stock acquisition as an asset purchase by filing the required election forms under IRC Sec 338(h)(10). The Company has estimated the value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. The Company deducted $1.1 million and $3.4 million, during the three and nine months ended March 31, 2015, respectively of tax amortization expense related to capitalized goodwill. The Company recorded a deferred tax liability of $2.4 million related to this amortization which is not considered a future source of taxable income in evaluating the need for a valuation allowance against our deferred tax assets as of March 31, 2015.
The Company had $11.3 million of unrecognized tax benefits as of March 31, 2015. The future impact of the unrecognized tax benefit of $11.3 million, if recognized, would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. The Company does not anticipate any events to occur during the next twelve months that would reduce the unrealized tax benefit as currently stated in the Company’s balance sheet.
Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Condensed Consolidated Statements of Operations and were immaterial for the three and nine months ended March 31, 2015 and 2014. Accrued interest and penalties were $42,000 as of March 31, 2014, and have been fully reversed as of March 31, 2015.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Net loss	$(23,548)	$(25,058)	$(55,983)	$(41,079)
Weighted-average shares used in per share calculation – basic and diluted	99,783	96,069	98,591	95,116
Net loss per share – basic and diluted	$(0.24)	$(0.26)	$(0.57)	$(0.43)

The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	March 31, 2015	March 31, 2014
Options to purchase common stock	9,839	7,171
Restricted stock units	1,694	1,038

11. Foreign Exchange Forward Contracts
The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The Company records all derivatives on the balance sheet as "Other assets" at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). The Company from time to time enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. As of March 31, 2015, the Company did not have any foreign currency contracts.
Foreign currency transaction gains and losses from operations was a loss of $0.5 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. Foreign currency transaction gains and losses from operations were a loss of $0.9 million and $1.2 million for the nine months ended March 31, 2015 and 2014, respectively.

12. Disclosure about Segments of an Enterprise and Geographic Areas
The Company operates in one segment, the development and marketing of network infrastructure equipment. The Company conducts business globally and is managed geographically. Revenue is attributed to a geographical area based on the location of

EXTREME NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its customers. The Company operates in three geographical areas: Americas; which includes the United States, Canada, Mexico, Central America and South America; Europe, the Middle East and Africa ("EMEA"); which includes Europe, Russia, the Middle East and Africa; and APAC; which includes Asia Pacific, South Asia, India, Australia and Japan.
The Company attributes revenues to geographic regions primarily based on the customer's ship-to location. Information regarding geographic areas is as follows (in thousands):

	Three Months Ended		Nine Months Ended
Net Revenues:	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Americas:
United States	$49,353	$59,896	$166,001	$141,576
Other	7,073	12,082	26,990	37,816
Total Americas	56,426	71,978	192,991	179,392
EMEA	50,006	54,113	166,515	146,175
APAC	13,158	15,671	43,566	38,694
Total net revenues	$119,590	$141,762	$403,072	$364,261

Long Lived Assets:	March 31, 2015	June 30, 2014
Americas	$93,185	$104,387
EMEA	32,773	45,191
APAC	3,312	3,121
Total long lived assets	$129,270	$152,699

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may” “expect” or “believe” . These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Quarterly Report on Form 10-Q for the third quarter of fiscal 2015, our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; the timing of any recovery in the global economy; risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products; and our ability to receive the anticipated benefits of the acquisition of Enterasys.

Business Overview
We are a leading provider of network infrastructure equipment and services for enterprises, data centers, and service providers. We were incorporated in California in May 1996, and reincorporated in Delaware in March 1999. The shares of Extreme Networks, Inc. ("EXTR") began trading on NASDAQ in April 1999. Our corporate headquarters are located in San Jose, California. We develop and sell network infrastructure equipment to our enterprise, data center and telecommunications service provider customers.
On October 31, 2013 (the “Acquisition Date”), we completed the acquisition of Enterasys Networks, Inc. (“Enterasys”), a privately held provider of wired and wireless network infrastructure and security solutions, for $180.0 million, net of cash acquired, whereby Enterasys became our wholly-owned subsidiary.  The combined entity immediately became a networking industry leader with more than 14,000 customers. As a combined Company, we believe we will set the standard for the networking industry with a strategic focus on three principles:

Highly scaled and differentiated products and solutions: Our combined product portfolio spans data center networking, switching and routing, Software-Defined Networking ("SDN"), wired and wireless LAN access, network management with analytics and integrated security features. This broader solutions portfolio can be leveraged to better serve existing and new customers. We will continue to enhance and support the product roadmaps of both companies going forward to protect the investments of customers and avoid any disruption to their businesses. We intend to increase research and development to accelerate our vision for high-performance, modular, open networking.

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

We outsource the majority of our manufacturing and supply chain management operations as part of our strategy to maintain global manufacturing capabilities and to reduce our costs. We conduct quality assurance, manufacturing engineering, document control and test development at engineering facilities in San Jose, California; Research Triangle Park, North Carolina; Salem, New Hampshire; Toronto, Canada and Chennai, India. This approach enables us to reduce fixed costs and to flexibly respond to changes in market demand.
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

Liquidity and Capital Resources
The following summarizes information regarding our cash, investments, and working capital (in thousands):

	March 31, 2015	June 30, 2014
Cash and cash equivalent	$74,067	$73,190
Investments	1,506	32,692
Total cash and investments	$75,573	$105,882
Working capital	$8,755	$56,548
As of March 31, 2015, our principal sources of liquidity consisted of cash, cash equivalents and investments of $75.6 million, net accounts receivable of $78.7 million and $1.0 million of letters of credit and borrowings from the Revolving Facility under which we had $8.6 million of additional availability as of March 31, 2015. Our principal uses of cash will include purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment, repayments of debt and related interest. We believe that our $75.6 million of cash and cash equivalents and investments as of March 31, 2015, along with the availability of borrowings from the Revolving Facility will be sufficient to fund our principal uses of cash for at least the next 12 months.
Our Credit Agreement contains financial covenants that require us to maintain a minimum Consolidated Fixed Charge Coverage Ratio, a Consolidated Quick Ratio and a maximum Consolidated Leverage Ratio and several other covenants and restrictions that limit our ability to incur additional indebtedness, create liens upon any of our property, merge, consolidate or sell all or substantially all of our assets, etc. During the three months ended December 31, 2014, we amended the Credit Agreement and among other things modified certain financial covenants governing the Quick and Leverage ratios.

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
Key Components of Cash Flows and Liquidity
A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Nine Months Ended
	March 31, 2015	March 31, 2014
Net cash provided by (used in) operating activities	$33,564	$(30,617)
Net cash provided by (used in) investing activities	21,687	(123,113)
Net cash (used in) provided by financing activities	(50,607)	128,671
Foreign currency effect on cash	(3,767)	611
Net increase (decrease) in cash and cash equivalents	$877	$(24,448)
Net Cash Provided by (Used In) Operating Activities
Cash flows provided by operations was $33.6 million in the nine months ending March 31, 2015. Current period's net loss was primarily offset by non-cash expenses such as amortization of intangibles, stock-based compensation expense and depreciation. Accounts receivables decreased primarily due to lower sales during the current quarter and to our higher collections efforts. Inventories increased primarily due to the reduced sales during the third quarter. Accounts payable increased due to timing of payments. The increases in cash inflows were offset by decreases in accrued compensation due to lower commissions and bonus accruals.

Cash flows used in operations was $30.6 million in the nine months ending March 31, 2014. The net loss for the period was primarily offset by non-cash expenses such as amortization of intangibles, stock-based compensation expense and depreciation. Accounts receivables, inventory and accounts payables primarily increased due to increased activity post acquisition.

Net Cash Provided by (Used In) Investing Activities
Cash flow provided by investing activities was $21.7 million, in the nine months ending March 31, 2015, primarily comprised of proceeds from the sale and maturities of investments of $9.1 million and $21.8 million of investments, respectively, offset by $5.6 million used to purchase property and equipment and $3.0 million used to acquire a non-marketable equity interest.

Cash flow used in investing activities was $127.0 million in the nine months ending March 31, 2014, comprised of $180.0 million net cash used in the acquisition of Enterasys, purchases of investments of $9.0 million, $12.6 million used to purchase property and equipment offset by proceeds of $20.1 million from the maturities of investments and proceeds of $54.6 million from the sale of investments.
Net Cash (Used In) Provided by Financing Activities
Cash flow used in financing activities was $50.6 million in the nine months ending March 31, 2015, comprised of $77.1 million of cash used for repayment of debt offset by a draw on the Revolving Facility of $24 million during the nine months ended March 31, 2015, for working capital requirements, $2.5 million proceeds from the exercise of stock options and issuance of shares of our common stock under the ESPP, net of taxes paid on vested and released stock awards.
Cash flow provided by financing activities was $104.0 million in the nine months ending March 31, 2014, comprised of the issuance of a Term Loan of $65.0 million and a draw on the Revolving Facility of $35 million used for the acquisition of Enterasys, $4.8 million proceeds from the exercise of stock options and issuance of shares of our common stock under the ESPP, net of taxes paid on vested and released stock awards offset by $0.8 million of cash used for repayment of debt.
Foreign currency effect on cash
Foreign currency effect on cash increased in the nine months ending March 31, 2015, primarily due to the strengthening US Dollar and the resulting changes in foreign currency exchange rates between the US Dollar and particularly the Euro, Great Britain Pound, Brazilian Real, Swedish Krona, Indian Rupee and Australian Dollar.
Contractual Obligations
The following summarizes our contractual obligations as of March 31, 2015, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Debt obligations	$68,500	$9,750	$37,375	$21,375	$—
Interest on debt obligations	4,628	1,834	2,488	306	—
Non-cancellable inventory purchase commitments	100,693	100,693	—	—	—
Non-cancellable operating lease obligations	66,040	10,681	18,630	16,934	19,795
Other liabilities	8,703	5,859	2,701	143	—
Total contractual cash obligations	$248,564	$128,817	$61,194	$38,758	$19,795
Non-cancellable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $100.7 million as of March 31, 2015. We expect to honor the inventory purchase commitments within the next 12 months.
Non-cancellable operating lease obligations represent base rents and operating expense obligations to landlords for facilities we occupy at various locations.
Other liabilities include our commitments towards debt related fees and specific arrangements other than inventory.
The amounts in the table above exclude immaterial income tax liabilities related to uncertain tax positions as we are unable to reasonably estimate the timing of settlement.
We did not have any material commitments for capital expenditures as of March 31, 2015.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2015.

Results of Operations
During the third quarter of fiscal 2015, we experienced the following results:

•	Net revenues of $119.6 million compared to net revenues of $141.8 million in the third quarter of fiscal 2014.

•	Product revenues of $86.5 million compared to product revenues of $109.9 million in the third quarter of fiscal 2014.

•	Service revenues of $33.1 million compared to service revenues of $31.9 million in the third quarter of fiscal 2014.

•	Total gross margin of 48.3% of net revenues compared to total gross margin of 50.0% of net revenues in the third quarter of fiscal 2014.

•	Operating loss of $21.3 million compared to operating loss of $23.4 million in the third quarter of fiscal 2014.

•	Net loss of $23.5 million compared to net loss of $25.1 million in the third quarter of fiscal 2014.

•
Cash flow provided by operating activities of $33.6 million in the nine months ended March 31, 2015 compared to cash flow used in operating activities of $30.6 million in the nine months ended March 31, 2014.

•
Cash and cash equivalents, short-term investments and marketable securities decreased by $30.3 million to $75.6 million as of March 31, 2015 from $105.9 million as of June 30, 2014, primarily due to repayment of debt offset by cash provided by operations and investing activities.

We operate in three regions: Americas; which includes the United States, Canada, Mexico, Central America and South America; EMEA; which includes Europe, Russia, Middle East, and Africa; and APAC; which includes Asia Pacific, South Asia, India, and Australia.

The following table presents the total net revenue geographically for the three and nine months ended March 31, 2015 and March 31, 2014 (dollars in thousands):

	Three Months Ended				Nine Months Ended
Net Revenues	March 31, 2015	March 31, 2014	$ Change	% Change	March 31, 2015	March 31, 2014	$ Change	% Change
Americas:
United States	$49,353	$59,896	$(10,543)	(17.6)%	$166,001	$141,576	$24,425	17.3%
Other	7,073	12,082	(5,009)	(41.5)%	26,990	37,816	(10,826)	(28.6)%
Total Americas	56,426	71,978	(15,552)	(21.6)%	192,991	179,392	13,599	7.6%
Percentage of net revenue	47.0%	50.8%			47.9%	49.2%
EMEA	50,006	54,113	(4,107)	(7.6)%	166,515	146,175	20,340	13.9%
Percentage of net revenue	41.8%	38.2%			41.3%	40.1%
APAC	13,158	15,671	(2,513)	(16.0)%	43,566	38,694	4,872	12.6%
Percentage of net revenue	11.0%	11.1%			10.8%	10.6%
Total net revenues	$119,590	$141,762	$(22,172)	(15.6)%	$403,072	$364,261	$38,811	10.7%
Net Revenues
The following table presents net product and service revenue for the three and nine months ended March 31, 2015 and March 31, 2014 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2015	March 31, 2014	$ Change	% Change	March 31, 2015	March 31, 2014	$ Change	% Change
Net Revenues:
Product	$86,527	$109,891	$(23,364)	(21.3)%	$301,700	$290,001	$11,699	4.0%
Percentage of net revenue	72.4%	77.5%			74.9%	79.6%
Service	33,063	31,871	1,192	3.7%	101,372	74,260	27,112	36.5%
Percentage of net revenue	27.7%	22.5%			25.1%	20.4%
Total net revenues	$119,590	$141,762	$(22,172)	(15.6)%	$403,072	$364,261	$38,811	10.7%

Product revenue decreased $23.4 million or 21.3% in the three months ended March 31, 2015, compared to the corresponding period of fiscal 2014. In the Americas, we experienced deferred spending in our overall customer base as well as our overall deal sizes were smaller during the 2015 period compared to corresponding period of fiscal 2014.  The strengthening United States Dollar, especially against currencies in Europe and South America, resulted in customers delaying purchases or customers executing transactions at lower than expected spending levels.
Product revenue increased $11.7 million or 4.0% in the nine months ended March 31, 2015, compared to the corresponding period of fiscal 2014. The fiscal 2015 period reflects increased product shipments and customers as a result of our acquisition of Enterasys for the full nine months. Whereas the fiscal 2014 period only reflects five months of sales subsequent to the October 31, 2013 acquisition date. However, the increase in sales was partially offset by declines of customer spending across each geographical region and an increase in customer discounts. The decline in customer spending was partially due to the significant strengthening of the United States Dollar in all geographical areas and the entrance of competitors in regions where we have a strong presence, specifically in Asia Pacific and EMEA regions.
Service revenue increased $1.2 million or 3.7% for the three months ended March 31, 2015 compared to the corresponding period of fiscal 2014 due to an increase in service maintenance contracts and professional service and training revenues due to our acquisition of Enterasys. Additionally, purchase accounting charges related to deferred service revenues decreased $1.1 million for the three months ended March 31, 2015, as compared to the corresponding period of fiscal 2014.
Service revenue increased $27.1 million or 36.5% for the nine months ended March 31, 2015 compared to the corresponding period of fiscal 2014 due to an increase in service maintenance contracts and professional service and training revenues due to our acquisition of Enterasys. Purchase accounting charges related to deferred service revenues decreased $1.4 million for the nine months ended March 31, 2015 as compared to the corresponding period of fiscal 2014.
Gross Profit
The following table presents our product and service revenue gross profit and the respective gross profit percentages for the three and nine months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2015	March 31, 2014	$ Change	% Change	March 31, 2015	March 31, 2014	$ Change	% Change
Gross profit:
Product	$36,766	$51,188	$(14,422)	(28.2)%	$137,418	$136,889	$529	0.4%
Percentage of product revenue	42.5%	46.6%			45.5%	47.2%
Service	20,958	19,667	1,291	6.6%	65,995	47,518	18,477	38.9%
Percentage of service revenue	63.4%	61.7%			65.1%	64.0%
Total gross profit	$57,724	$70,855	$(13,131)	(18.5)%	$203,413	$184,407	$19,006	10.3%
Percentage of net revenue	48.3%	50.0%			50.5%	50.6%

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
Product gross profit decreased $14.4 million in the three months ended March 31, 2015, as compared to the corresponding period of fiscal 2014. Gross profit was impacted during the third quarter of fiscal 2015 by a decrease of $23.4 million in product revenue and higher material costs, an increase of $3.2 million in excess and obsolete inventory charges and $0.7 million in distribution expenses due to higher utilization of air freight charges as compared to the corresponding period of fiscal 2014.
Product gross profit increased to $137.4 million in the nine months ended March 31, 2015, from $136.9 million in the corresponding period of fiscal 2014. Product gross profit for the nine months ended March 31, 2014, was favorably impacted by an increase in product revenue of $35.2 million, offset by higher material costs, an increase of $5.8 million in excess and obsolete inventory charges, $5.6 million for amortization of the developed technology intangibles from the acquisition of Enterasys, $2.3 million for distribution costs, due to higher utilization of air freight charges and $1.2 million of warranty reserves. Gross profit for the first nine months of fiscal 2014, was negatively impacted by $11.1 million related to the sale of inventory which had been adjusted to fair value upon the Enterasys acquisition due to purchase accounting.
Our cost of service revenue consists primarily of personnel, overhead, repair and freight costs and the cost of spares used in providing support under customer service contracts.
Service gross profit increased to $21.0 million in the three months ended March 31, 2015, from $19.7 million in the corresponding of fiscal 2014. The increase in service gross profit was primarily due to lower purchase accounting charges related to deferred service revenues of $1.1 million for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.
Service gross profit increased to $66.0 million for the nine months ended March 31, 2015, from $47.5 million in the corresponding period of fiscal 2014, primarily due to increase in service revenue of $27.1 million partially offset by increased personnel, overhead and travel costs as a result of the acquisition of Enterasys. Additionally, purchase accounting charges related to deferred service revenues decreased $1.4 million in fiscal 2015 as compared to fiscal 2014.
Operating Expenses
The following table presents operating expenses and operating income (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2015	March 31, 2014	$ Change	% Change	March 31, 2015	March 31, 2014	$ Change	% Change
Research and development	$23,858	$24,265	$(407)	(1.7)%	$71,205	$53,098	$18,107	34.1%
Sales and marketing	39,226	44,703	(5,477)	(12.3)%	127,976	108,033	19,943	18.5%
General and administrative	9,711	11,178	(1,467)	(13.1)%	31,091	29,301	1,790	6.1%
Acquisition and integration costs	1,725	6,443	(4,718)	(73.2)%	9,283	18,826	(9,543)	(50.7)%
Restructuring charge, net of reversals	—	(6)	6	(100.0)%	—	499	(499)	(100.0)%
Amortization of intangibles	4,467	7,666	(3,199)	(41.7)%	13,402	11,444	1,958	17.1%
Total operating expenses	$78,987	$94,249	$(15,262)	(16.2)%	$252,957	$221,201	$31,756	14.4%
Operating loss	$(21,263)	$(23,394)	$2,131	9.1%	$(49,544)	$(36,794)	$(12,750)	(34.7)%

Research and Development Expenses
Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products.
Research and development expenses decreased by $0.4 million for the three months ended March 31, 2015 as compared to the corresponding period of fiscal 2014. The comparison for the three month period were relatively flat due to the completion of the integration of Enterasys. An increase of $0.9 million in personnel costs, $0.2 million in facilities costs and $0.2 million in depreciation, were offset by $1.4 million in reductions of engineering and software expenses.
Research and development increased by $18.1 million or 34.1% for the nine months ended March 31, 2015. The increase in research and development expense for the nine month period were primarily due to increased spending as a result of our acquisition of Enterasys. The increase in spending were $17.4 million of personnel costs, which includes compensation, benefits and non-cash stock based compensation, $1.0 million in depreciation and $0.8 million for supplies and equipment.
Sales and Marketing Expenses
Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses.
Sales and marketing expenses decreased by $5.5 million, or 12.3% for the three months ended March 31, 2015, as compared to the corresponding period of fiscal 2014. The decrease in sales and marketing expense for the three month period of fiscal 2015 were primarily due to lower compensation and benefits of $3.8 million due to reduced headcount, $0.4 million in professional fees and $0.3 million in facilities expense. The decrease in sales and marketing expenses was also partially due to the strengthening United States Dollar.
Sales and marketing increased by $19.9 million or 18.5% for the nine months ended March 31, 2015, as compared to the corresponding period of fiscal 2014. The increase in sales and marketing expenses during the nine month period of fiscal 2015 was primarily due to $11.4 million of higher compensation and benefits, including non-cash stock compensation, $1.7 million in facilities. $1.4 million in travel. This was partially offset with a reduction of $1.7 million in marketing expense. All of these factors were driven by the acquisition of Enterasys.
General and Administrative Expenses
General and administrative expense consists primarily of personnel costs, legal and professional service costs, share-based compensation, travel and facilities and information technology costs.

General and administrative expenses decreased by $1.5 million, or 13.1% for the three months ended March 31, 2015, as compared to the corresponding period of fiscal 2014. The decrease in general and administrative expenses was primarily due to $0.4 million of personnel costs, $0.4 million of travel costs and $0.3 million of professional service fees.

General and administrative expenses increased by $1.8 million or 6.1% for the nine months ended March 31, 2015, as compared to the corresponding periods of fiscal 2014. The increase in general and administrative expenses was primarily due to $2.8 million in higher personnel costs, $0.9 million for professional services fees and $0.5 million for recruiting fees due to an increase in headcount of approximately 100 employees, higher occupancy costs due to additional facilities in Salem, New Hampshire and Shannon, Ireland as a result of our acquisition of Enterasys and a $1.0 million increase in bad debt expense. This increase was partial offset by $0.6 million in lower travel costs.
Acquisition and Integration Costs
Acquisition and Integration costs include those expenses that the company has incurred as result of the acquisition of Enterasys and the related subsequent integration of the two companies. The Company expects to continue to incur integration costs for the remainder of fiscal 2015.

We incurred $1.7 million and $9.3 million of integration costs during the three and nine months ended March 31, 2015, respectively primarily for IT, warehouse, and sales integration and severance costs. The Company incurred $6.4 million and $18.8 million of acquisition and integration costs during the three and nine months ended March 31, 2014, respectively.

Amortization of Intangibles

During the three and nine months ended March 31, 2015, we recorded $4.5 million and $13.4 million, respectively of amortization expense and during the three and nine months ended March 31, 2014, we recorded $7.7 million and $11.4 million, respectively, of amortization expense, primarily for certain intangible assets related to our acquisition of Enterasys.

Interest Expense

Interest expense is comprised of interest charges related to the Credit Facility we entered into on October 31, 2013. We recorded interest expense of $0.8 million in each of the three months ended March 31, 2015 and 2014. We recorded interest expense of $2.4 million and $1.3 million during the nine months ended March 31, 2015 and 2014, respectively.
Other Expense, Net
Other expense, net increased by $0.4 million in the third quarter of fiscal 2015, compared to the corresponding period of fiscal 2014.  The increase in other expense, net was primarily due to gains from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Other expense, net decreased by $0.3 million in the nine months ended March 31, 2015, compared to the corresponding period of fiscal 2014.  The decrease in other expense, net was primarily due to losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.
Provision for Income Taxes
For the three and nine months ended March 31, 2015, we recorded an income tax provision of $1.1 million and $3.5 million, respectively. For the three and nine months ended March 31, 2014, we recorded an income tax provision of $0.9 million and $2.3 million, respectively.
The income tax provisions for the three and nine months ended March 31, 2015 and 2014, consisted primarily of taxes on the income of our foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys.

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
The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2015, (in thousands, except percentage):

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
March 31, 2015
Included in short-term investments	$21,285	$—	$—	$21,285	$21,285
Weighted average interest rate	0.07%	—%	—%	0.07%

The following tables present hypothetical changes in fair value of the financial instruments held as of March 31, 2015 that are sensitive to changes in interest rates (in thousands):

Unrealized gain given a decrease in interest rate of X bps		Fair value as of	Unrealized loss given an increase in interest rate of X bps
(100 bps)	(50 bps)	March 31, 2015	50 bps	100 bps

$0	$0	$21,285	$0	$0
Debt
At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from our credit facility.
The following table presents hypothetical changes in interest expense for the quarter ended March 31, 2015, on outstanding credit facility borrowings as of March 31, 2015, that are sensitive to changes in interest rates (in thousands):

Change in interest expense given a decrease in interest rate of X bps*		Average outstanding debt during the quarter-ended	Change in interest expense given an increase in interest rate of X bps
(100 bps)	(50 bps)	March 31, 2015	50 bps	100 bps

$(206)	$(103)	$82,250	$103	$206
Exchange Rate Sensitivity
Majority of our sales and expenses are denominated in United States Dollars. While we conduct some sales transactions and incur certain operating expenses in foreign currencies and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant, in part because of our foreign exchange risk management process discussed below.
Foreign Exchange Forward Contracts
We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other expense, net. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. As of March 31, 2015, we did not have any forward foreign currency contracts.
Foreign currency transaction gains and losses from operations was a loss of $0.5 million and $0.1 million loss for the three months ended March 31, 2015 and 2014, respectively. Foreign currency transaction gains and losses from operations were a $0.9 million loss and $1.2 million loss for the nine months ended March 31, 2015 and 2014, respectively.

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
We assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Report. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (1992).
Based on our assessment using those criteria, we concluded that, as of the end of the period covered by this Report, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

    During the nine months ended March 31, 2015, the Company expanded the scope to include the former operations of Enterasys under the assessment of internal controls over financial reporting. There were no other changes in our internal control over financial reporting during the nine months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Through March 31, 2015, we have incurred transaction and integration costs in connection with the Enterasys acquisition of approximately $35.0 million. We expect to incur additional costs integrating the companies’ operations, product offerings, and personnel, which cannot be estimated accurately at this time. Although we expect that the realization of efficiencies related to the integration of the business will offset incremental transaction, integration and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved. If the total costs of the integration exceed the anticipated benefits of the acquisition, our results of operations could be adversely affected.
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

A portion of our revenues comes from sales to both public and private K-12 educational institutions. Public schools receive funding from local tax revenue, and from state and federal governments through a variety of programs, many of which seek to assist schools located in underprivileged or rural areas. The funding for a portion of our sales to U.S. K-12 educational institutions comes from a federal funding program known as the E-Rate program. E-Rate is a program of the Federal Communications Commission that subsidizes the purchase of approved telecommunications, Internet access, and internal connection costs for eligible public educational institutions.  The E-Rate program, its eligibility criteria, the timing and specific amount of federal funding actually available and which Wi-Fi infrastructure and product sectors will benefit, are uncertain and subject to final federal program approval and funding appropriation continues to be under review by the Federal Communications Commission and there can be no assurance that this program or its equivalent will continue, and as a result, our business may be harmed. Furthermore, if state or local funding of public education is significantly reduced because of legislative or policy changes or by reductions in tax revenues due to changing economic conditions, our sales to educational institutions may be negatively impacted by these changed conditions. Any reduction in spending on information technology systems by educational institutions would likely materially and adversely affect our business and results of operations. This is a specific example of the many factors which add additional uncertainty to our future revenue from our education end-customers.

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

We currently have authority granted by our Board of Directors to repurchase up to $75.0 million in common stock over a three year period starting October 1, 2012. Since the inception of the program,4.1 million shares have been repurchased for a total purchase price of $14.5 million and $60.5 million of the authorized amount is remaining. We did not repurchase any shares of our common stock for the nine month period ended March 31, 2015.

Item 3.	Defaults Upon Senior Securities - Not applicable

Item 4.	Mine Safety Disclosure - Not Applicable

Item 5.	Other Information

Item 6.	Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

10.34*	Release of Claims, executed April 29, 2015, between Extreme Networks, Inc. and Charles W. Berger.	8-K	4/29/2015	10.1

10.35*	Offer Letter, executed April 30, 2015, between Extreme Networks, Inc. and Edward B. Meyercord.	8-K	5/4/2015	10.1

10.36*	Release of Claims, executed May 1, 2015, between Extreme Networks, Inc. and Edward Carney.	8-K	5/4/2015	10.2

31.1	Section 302 Certification of Chief Executive Officer				X

31.2	Section 302 Certification of Chief Financial Officer				X

32.1	Section 906 Certification of Chief Executive Officer				X

32.2	Section 906 Certification of Chief Financial Officer				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC. (Registrant)

/S/ KENNETH AROLA
KENNETH AROLA
Executive Vice President, Chief Financial Officer, and Chief Accounting Officer
May 6, 2015