Form 10-K/A
period 2014-06-30
EXTREME NETWORKS INC
filed 2015-06-03
CIK 1078271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE
EXPLANATORY NOTE
The purpose of this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the period ended June 30, 2014, filed with the Securities and Exchange Commission on September 15, 2014 (the “Form 10-K”), is to correct the signature page and include an officer who was inadvertently excluded from the original filing.
No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 2, 2015.

EXTREME NETWORKS, INC. (Registrant)

By:	/s/ Kenneth Arola
Kenneth Arola
Senior Vice President, Chief Financial Officer, and Chief Accounting Officer
June 2, 2015

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth Arola, his true and lawful attorneys-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K/A and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ ED MEYERCORD	/s/ CHARLES W. BERGER
Ed Meyercord	Charles W. Berger
Chairman of the Board	President and Chief Executive Officer, Director
August 27, 2014	(Principal Executive Officer)
August 27, 2014

/s/ KENNETH AROLA	/s/ MAURY AUSTIN
Kenneth Arola	Maury Austin
Senior Vice President, Chief Financial Officer, and Chief Accounting Officer	Director
(Principal Accounting Officer)	August 27, 2014
June 2, 2015

/s/ CHARLES CARINALLI	/s/ RANDI PAIKOFF FAIGIN
Charles Carinalli	Randi Paikoff Faigin
Director	Director
August 27, 2014	August 28, 2014

/s/ ED KENNEDY	/s/ JOHN KISPERT
Ed Kennedy	John Kispert
Director	Director
August 27, 2014	August 28, 2014

/s/ JOHN C. SHOEMAKER
John C. Shoemaker
Director
August 27, 2014

EXHIBIT INDEX

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
2.1	Stock Purchase Agreement, dated September 12, 2013 between Enterprise Network Holdings, Inc. and Extreme Networks, Inc.	8-K	9/13/2013	2.1
3.1	Amended and Restated Certificate of Incorporation of Extreme Networks, Inc.	8-K	12/17/2010	3.2
3.2	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K	3/31/2011	3.1
3.3	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock	10-K	9/26/2001	3.7
4.1	Amended and Restated Rights Agreement dated April 26, 2012 between Extreme Networks, Inc. and Computershare Shareowner Services LLC.	8-K	4/30/2012	4.1
4.2	Amendment No. 2 to the Amended and Restated Rights Agreement effective April 30, 2014.	8-K	5/20/2014	4.1
10.1	Form of Indemnification Agreement for directors and officers.	8-K	10/24/2011	99.1
10.2*	Amended 1996 Stock Option Plan and forms of agreements thereunder.	S-1	2/5/1999	10.2
10.3*	1999 Employee Stock Purchase Plan.	S-1	2/5/1999	10.3
10.4*	2000 Nonstatutory Stock Option Plan.	10-K	9/24/2000	10.7
10.5*	2001 Nonstatutory Stock Option Plan.	Schedule TO	10/31/2001	(d)(9)
10.6*	Extreme Networks, Inc. 2005 Equity Incentive Plan.	8-K	10/23/2009	99.3
10.7*	Form of Restricted Stock Units Agreement Under the 2005 Equity Incentive Plan.	10-Q	11/7/2008	10.22
10.8*	Offer of Employment Letter Dated July 29, 2010 from Extreme Networks, Inc. to Oscar Rodriguez.	10-K	8/20/2010	10.32
10.9*	Offer Letter Agreement, dated September 13, 2011, between Extreme Networks, Inc. and Margaret Echerd.	8-K	9/15/2011	10.3
10.10*	Offer Letter Agreement, executed May 18, 2012, between Extreme Networks, Inc. and John Kurtzweil.	8-K	5/22/2012	10.2
10.11	Lease, dated September 11, 2012, between Extreme Networks, Inc., and 3515-3585 Monroe Street, LLC.	8-K	9/18/2012	10.1
10.12*	Amendment to Offer of Employment, dated September 13, 2012, between Extreme Networks, Inc., and Oscar Rodriguez.	8-K	9/18/2012	10.2
10.13*	Consulting Agreement, dated September 20, 2012, between Extreme Networks, Inc. and Diane Honda.	8-K	9/21/2012	10.1
10.14*	Offer Letter Agreement, executed September 7, 2012, between Extreme Networks, Inc. and Nancy Shemwell.	8-K	9/24/2012	10.1
10.15	Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated October 15, 2012.	8-K	10/19/2012	10.1
10.16	First Amendment to Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated December 31, 2012.	8-K	1/7/2013	10.1
10.17	Office Space Lease Agreement by and between W3 Ridge Rio Robles Property LLC and Extreme Networks, Inc., dated December 31, 2012.	8-K	1/7/2013	10.2

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
10.18*	Offer Letter, dated April 25, 2013, between Extreme Networks, Inc. and Charles Berger.	8-K	5/1/2013	10.1
10.19*	Release of Claims, dated April 28, 2013, between Extreme Networks, Inc. and Oscar Rodriguez.	8-K	5/1/2013	10.2
10.20*	Offer Letter, dated July 19, 2013, between Extreme Networks, Inc. and Ed Carney.	8-K	7/29/2013	10.1
10.21*	Release of Claims, dated August 20, 2013, between Extreme Networks, Inc. and David Ginsburg.	8-K	8/23/2013	10.1
10.22	Credit Agreement, dated as of October 31, 2013, among Extreme Networks Inc., as borrower, Silicon Valley Bank, as administrative agent and collateral agent, Bank of America, N.A. and PNC Bank, National Association as co-syndication agents and the lenders party thereto.	8-K	11/1/2013	10.1
10.23*	Offer Letter executed November 1, 2013, between Extreme Networks, Inc. and Chris Crowell.	8-K	11/7/2013	10.1
10.24*	Separation Agreement and General Release of Claims executed November 1, 2013 between Extreme Networks, Inc. and Nancy Shemwell.	8-K	11/7/2013	10.2
10.25	Enterasys Networks, Inc. 2013 Stock Plan.	S-8	11/22/2013	99.1
10.26	Extreme Networks, Inc. 2013 Stock Plan.	S-8	11/22/2013	99.2
10.27	Extreme Networks, Inc. Executive Change in Control Severance Plan Amended and Restated February 12, 2014.	10-Q	5/7/2014	10.1
10.28	Agreement to Participate in the Extreme Networks, Inc. Executive Change in Control Severance Plan as Amended and Restated February 12, 2014.	10-Q	5/7/2014	10.2
10.29*	Offer Letter executed May 2, 2014, between Extreme Networks, Inc. and Ken Arola.	8-K	5/8/2014	10.1
10.30*	Separation and Transition Agreement and General Release of Claims, dated May 19, 2014, by and between Extreme Networks, Inc. and John Kurtzweil.	8-K	5/23/2014	10.1
10.31*	Separation Agreement and General Release of Claims, dated May 21, 2014, by and between Extreme Networks, Inc. and Christopher Crowell.	8-K	5/23/2014	10.2
21.1	Subsidiaries of Registrant.	10-K	9/15/2014	21.1
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	10-K	9/15/2014	23.1
24.1	Power of Attorney (see the signature page of this Form 10-K/A).				X
31.1	Section 302 Certification of Chief Executive Officer.				X
31.2	Section 302 Certification of Chief Financial Officer.				X
32.1	Section 906 Certification of Chief Executive Officer.				X
32.2	Section 906 Certification of Chief Financial Officer.				X
101.INS	XBRL Instance Document.**	10-K	9/15/2014
101.SCH	XBRL Taxonomy Extension Schema Document.**	10-K	9/15/2014
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**	10-K	9/15/2014
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**	10-K	9/15/2014
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**	10-K	9/15/2014

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**	10-K	9/15/2014
___________________

*	Indicates management or board of directors contract or compensatory plan or arrangement.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these sections.

5