Form 10-K
period 2015-06-30
EXTREME NETWORKS INC
filed 2015-09-14
CIK 1078271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-K
____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $334.9 million as of December 31, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the per share closing price of the Registrant’s common stock as reported on The NASDAQ Global Market reported on such date. For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
101,313,823 shares of the Registrant’s Common stock, $.001 par value, were outstanding as of August 21, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

EXTREME NETWORKS, INC.
FORM 10-K

FORWARD LOOKING STATEMENTS
This annual report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding results of operations, our ability to expand our market penetration, our ability to expand our distribution channels, customer acceptance of our products, our ability to meet the expectations of our customers, product demand and revenue, cash flows, product gross margins, our expectations to continue to develop new products and enhance existing products, our expectations regarding the amount of our research and development expenses, our expectations relating to our selling, general and administrative expenses, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expectations concerning the availability of products from suppliers and contract manufacturers, anticipated product costs and sales prices, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months and our expectations regarding materials and inventory management These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the section entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-K and other filings we have made with the Securities and Exchange Commission. More information about potential factors that could affect our business and financial results is set forth under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
During the fourth quarter of fiscal 2015, we implemented a plan to reduce costs through targeted restructuring activities intended to reduce operating costs and realign our organization in the current competitive environment. We initiated a plan to reduce our worldwide headcount by more than 225 employees, consolidate specific global administrative functions, and shift certain operating costs to lower cost regions, among other actions.
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

•
Vendor Consolidation. We believe consolidation of vendors within the Ethernet networking market and between adjacent markets (storage, security, wireless & voice software and applications) continues to gain momentum. We believe that the underpinning technology for all of these adjacent markets is Ethernet. As a result, we believe that there will be continued consolidation among adjacent market vendors to enable them to deliver complete and broad solutions to customers.

The Extreme Networks Strategy
With the proliferation of mobile users and their devices, within a campus or across continents, the challenges of operating and managing a network have changed in the BYOD world of today. IT has rapidly evolved from a fixed world to a new world of mobility where everything - people, devices, machines, and applications - is in motion. IT now has to support end-users with smart phones, tablets, laptops and other wireless peripherals as well as their wired workstations. Users are beginning to define the services that IT must offer as they adopt smart phones, tablets and their applications, and as they work on-the-go. Users know what they need to be productive, and they expect the network to help them achieve productivity. The blurring of work and personal applications that must be supported on the network places increasing security and management demands on IT.
Extreme Networks delivers mission critical software and services led networking solutions designed for the BYOD world, spanning high-performance data centers, the campus, and the mobile infrastructure. Customers deploying our solutions know what resources are using the network, what they are requesting and where they are located, and can provide customized access to approved resources and content. Our solutions help enable granular visibility and control, higher performance and resource security.
Our strategy is to offer differentiated software and services led networking solutions that deliver a stronger value proposition to our customers and offer an alternative to single-sourced, highly proprietary networking equipment from other companies. Our commitment to open standards is manifested by demonstrated interoperability within both enterprise and service provider networks, and the active participation in key industry and standards associations.
Key elements of our strategy include:

•
Provide simple, fast, smart software and services led networking solutions that provide visibility and control across our wired and wireless networking platforms. Our solutions include wired switching, wireless switching and access point’s, management software, access control software, analytics software as well as applications and services that are made available across software defined networks. These technical capabilities coupled with our award winning services and support provide a strong value proposition to meet the specific demands of the following customers:

•	Enterprises and cloud data centers use our products to deploy automated next generation virtualized and high-density server infrastructure solutions.

•	Enterprises and organizations in education, healthcare, manufacturing, hospitality and government agencies use our solutions for their mobile campus and backbone networks.

•
Enterprises, universities, healthcare and hospitality organizations use our solutions to enable better visibility and provide controls to their environments with data processing and analytics requirements.

•	Service Providers use our products to deliver high performance, high capacity and low latency connections to their customers.

•	Mobile Operators deploy our products for mobile backhaul in support of mobile broadband.

•
Extend switching and routing technology leadership. Our technological leadership is based on innovative switching, routing and wireless products, the depth and focus of our market experience and the operating systems - the software that runs on all of our Ethernet switches. Our network operating systems, a primary merchant silicon vendor, and a few select manufacturing partners of our core products, permits us to derive leverage from our engineering investment. We intend to invest our engineering resources to continue to create leading-edge technologies that will increase the performance and functionality of our products and as a direct result, the value of our solution to our current and future customers. In addition, we look for maximum synergies from our engineering investment in our targeted verticals and when targeting new vertical market segments.

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

•
Our software delivers unified management across the wired, wireless environment from the data center to the mobile edge. Our rich set of integrated management capabilities provides centralized visibility and highly efficient anytime, anywhere control of enterprise wired and wireless network resources.

•
Offer network-powered business and application analytics. Our network-powered application analytics and optimization solution captures and analyzes context-based data about application traffic to deliver meaningful intelligence - about applications, users, locations and devices. This enables the network to become a strategic business asset - by enabling the mining of network- based business events and strategic information that help executives make faster and more effective decisions.

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

•
Support SDN. Networks are built using switches, routers, and other devices in a distributed fashion to scale and provide reliability. In this distributed environment, it has become more complex to provide new end-to-end services and applications in a seamless and cost effective manner. As the business demands more agile and flexible IT services this has become a focal point for innovation and also for differentiation by vendors that have solved that challenge. To address the simultaneous needs for security, virtualization, manageability, mobility and agility in today´s networks the concept of SDNs are gaining attention as a viable solution.

The value of SDN in the enterprise lies specifically in the ability to provide network virtualization and automation of configuration across the entire network/fabric so new services and end systems can be deployed rapidly and operational cost can be minimized.

•
Expand market penetration by targeting high-growth market segments. Within the campus, we focus on the mobile user, leveraging our automation capabilities and tracking wireless Local Area Network ("LAN") growth. Our data center approach leverages our product portfolio to address the needs of managed hosting and cloud data center providers, while we deliver key components of mobile backhaul solutions to our network equipment partners. Within the campus we also target the high-growth physical security market, converging technologies such as Internet Protocol ("IP") video across a common Ethernet infrastructure in conjunction with our technology partners.

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

•
Resilient high performance networking. Customers can choose to deploy redundant management and fabric modules, hot swappable line cards, multi-speed stacking across 100 Megabits ("M")/1G/10G/40G/100G systems, redundant power supplies and fan trays delivering high hardware availability. These deployments are supported by our modular and fault-tolerant network operating systems that spans our complete switching portfolio, unique in the industry. Technologies supported include a variety of layer-2 resiliency protocols including multi-switch Link Aggregation ("M-LAG"), Ethernet Automatic Protection Switching ("EAPS"), Multiprotocol Label Switching ("MPLS") / Virtual Private LAN Service ("VPLS") for high service availability, and layer-3 IPv4 and IPv6 routing protocols for high network availability. EAPS is an example of our innovation and allows network managers to configure their network infrastructure so that critical network communications can be rapidly rerouted in the event of a network outage in most topologies. This level of high-speed communications 'reroute' is targeted for mission critical and demanding applications, including voice and video and maintains service delivery in the event of network outage. We further offer a versatile and flexible Quality of Service ("QoS") solution that allows network operators to configure bandwidth for mission critical applications and in doing so control the overall experience and the service-level of the communication flows. We have deep experience with communication quality controls, starting with our introduction to the market of the first broad QoS controls for Ethernet to the recent Data Center Bridging protocols for 'lossless' Ethernet that enables traditional storage networks to converge over a common Ethernet infrastructure. We provide Layer 2 ("L2") extension for data centers through multiple supported technologies that include Virtual Extensible LAN, VPLS, and Pseudo-Wire Emulation as well as Layer 2 extension with Generic Routing Encapsulation ("GRE/L2") and SPB (on the S-Series). In addition to GRE/L2 and Shortest Path Bridging ("SPB") on our S-Series, we offer innovative traffic optimization for east/west and north/south traffic using Fabric routing and Host routing, respectively. This means we can enable Virtual Machine ("VM") mobility using Layer 3 Data Center Interconnect, even without L2 stretch. Our mobile backhaul products also support sophisticated timing functionality including Synchronous Ethernet and RFC1588, as well as Time Division Multiplexing interfaces for the transport of T1/E1 traffic across an Ethernet infrastructure. Our unique CoreFlow2 architecture delivers tens of millions of flows for deep visibility and control over users, services, and applications to meet the demands of today’s businesses applications.

•
Intelligence. Based on a unified, pervasive and intelligent software foundation, our customers can take advantage of user, machine and application visibility and control for the whole network infrastructure, from data center to edge. Universal Port automatically detects new devices such as IP phones that plug-in to the network and can assign appropriate power, server and other configurations.  The Identity Management engine allows tracking of users based on their login id and host machine, and assigning them to roles based on guest, contractor, or employee privilege. In the data center and cloud, Network Virtualization allows network administrators visibility into VM movement and having virtual port-profiles follow VMs as they move within and across network switches. CLEAR-Flow, our wire-speed security rules engine, helps detect and mitigate traffic anomalies, including denial of service attacks. NetSight provides centralized visibility and granular control of enterprise network resources end to end, to manage, automate and report on the entire network through a single interface. Network Access Control ("NAC")/ MobileIAM and Purview provide comprehensive visibility and policy for multi-vendor environments, providing detailed context that correlates users with their devices, applications, locations and other attributes. These products provide deep network insight and analytics, which can be used for better network optimization, improved security and smarter business decisions. This enables business innovation powered by the network infrastructure and empowers IT to turn the network into a strategic business asset that can now provide value to other lines of business. Our new Audio-Video Bridging ("AVB") capabilities add intelligence within the network to support the convergence of professional audio and video across Ethernet, while our SDN investments provide a foundation for enhanced automation, control and innovation.

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

•
Vertical Market Solutions. Our software and services-led networking solution offerings are solutions targeted at specific high-growth vertical markets. These include Open Fabric, our architecture for open and scalable next-generation data center deployments that offer investment protection and provide a path to SDN. Extreme Networks' All Ethernet Open Fabric is anchored by our BlackDiamond BDX switch, our Summit top-of-rack data center switches, NetSight management, and where required, products from technology partners. In the campus, our Intelligent Mobile Edge offering combines our Summit edge virtual chassis switches, our WLAN access point and controller portfolio, and our NetSight management platform offering user and device identity awareness.

Our product categories include:

•
Modular Ethernet switching systems. Our Black Diamond® products deliver modular or chassis-based Ethernet connectivity solutions for enterprises, data centers and service providers. These products have a range of management and line cards that allow our customers to flexibly configure and re-purpose the systems to meet specific needs. Our Black Diamond products in conjunction with our operating systems and our centralized management software product provide the density, performance and reliability required to serve in environments with demanding applications. During the last year we announced the industry's highest capacity 100G interfaces for the BlackDiamond BDX. Our S-Series and K-Series switching deliver flow-based architecture via our CoreFlow2 technology that enable granular visibility and policy control without impacting performance or user experience. These products scale up to 576 ports with Quad Small Form-factor Pluggable, 10GBase-T and SFP+ connectivity options, with built-in hardware support for 10/100/1000, 1GE, 10GE, 40GE, emerging protocols (IPv6) and large-scale deployment protocols (MPLS).

•
Stackable Ethernet switching systems. Our Summit® product family delivers Ethernet connectivity for the network edge, aggregation and core. Within the Summit family are products that offer a range of connection speeds (from 100 Megabit to 40 Gigabit), various physical presentations (copper and fiber) and options to deliver PoE or unpowered standard Ethernet ports. As with the our Black Diamond products, the Summit products in conjunction with our operating systems provide the features, performance and reliability required by our customers to deploy, operate and manage converged networking infrastructures. We have recently announced the Summit X430, which we believe is the most cost-effective enterprise-grade switching platform in the industry.

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

•
NAC and BYOD management. Extreme Networks’ NAC and MobileIAM products provide a complete standards-based, multi-vendor interoperable pre-connect and post-connect Network Access Control solution for wired and wireless LAN and VPN users. Automated BYOD registration allowing users to register their own devices using their credentials with no IT intervention.  Guest registration access control features to assure secure guest networking without burdening IT staff. Also allows easy integration with other third party network management tools for Mobile Device Management integration, threat response Next Generation Firewall ("NGFW"), Security Information and Event Management ("SIEM"), Intrusion Prevention System ("IPS") and more.

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

•
SDN. We recently announced our Open, Standards-Based and Comprehensive SDN solution. Extreme Networks’ SDN platform is based on a comprehensive, hardened OpenDaylight ("ODL") controller and includes: network management, network access control, application analytics and wireless controller technology. Extreme Networks' SDN platform drives innovation and investment protection through backward compatibility, efficiency through comprehensive Application Programming Interfaces ("APIs") and protocol support of OpenStack, OpenFlow and other protocols.

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
Alliance, Original Equipment Manufacturers ("OEM") and Strategic Relationships. We have active Alliance, OEM & Strategic relationships with Barco NV, Ericsson Enterprise AB, SGI, PC HK Ltd., Nokia Siemens Networks, and Aviat Networks, Inc. as well as other global industry technology leaders in which our products are qualified to be included into an overall solution or reference architectures.  These tested and validated solutions are then marketed and sold by the Alliance, OEM or Strategic partner into their specific verticals, market segments and customers as turnkey offerings.
Distributors. We have established several key relationships with leading distributors in the electronics and computer networking industries. Each of our distributors primarily resells our products to resellers. The distributors enhance our ability to sell and provide support to resellers, who may benefit from the broad service and product fulfillment capabilities offered by these distributors. Distributor, Westcon Group, Inc., accounted for 15%, 11% and 16% of our net revenue in fiscal years 2015, 2014 and 2013, respectively. Distributor, Tech Data Corporation, accounted for 15%, 11% and 10% of our net revenue in fiscal years 2015, 2014 and 2013, respectively. Each of Westcon Group and Tech Data Corporation entered into agreements on substantially the same material terms as we generally enter into with each of our distributor partners. Distributors are generally given the right to return a portion of inventory to us for the purpose of stock rotation, to claim rebates for competitive discounts and participate in various cooperative marketing programs to promote the sale of our products and services. We defer recognition of revenue on all sales to distributors who maintain inventory of our products until the distributors sell the product, as evidenced by monthly “sales-out” reports that the distributors provide to us, provided other revenue recognition criteria are met. (See “Revenue Recognition” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)
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
As of June 30, 2015, our worldwide sales and marketing organization consisted of approximately 496 employees, including vice presidents, directors, managers, sales representatives, and technical and administrative support personnel. We have domestic sales offices located in 5 states and international sales offices located in 29 countries.

Customers with 10% of net revenue or greater
The following table sets forth major customers accounting for 10% or more of our net revenue:

	Fiscal Year Ended
	June 30, 2015	June 30, 2014	June 30, 2013
Tech Data Corporation	15%	11%	10%
Westcon Group Inc.	15%	11%	16%
Scansource, Inc.	*	*	12%

* Less than 10% of revenue
International sales
International sales are an important portion of our business. In fiscal 2015, sales to customers outside of the United States accounted for 57% of our consolidated net revenue, compared to 59% in fiscal 2014 and 66% in fiscal 2013. These sales are conducted primarily through foreign-based distributors and resellers managed by our worldwide sales organization. In addition, we have direct sales to end-user customers, including large global accounts. The primary markets for sales outside of the United States are countries in Europe and Asia, as well as Canada, Mexico, Central America and South America. (See “Net Revenue” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)
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
Our product backlog at June 30, 2015, net of anticipated back end rebates for distributor sales, was $14.8 million, compared with product backlog of $10.7 million at June 30, 2014.
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
Customer Service and Support
Our customers seek high reliability and maximum uptime for their networks. To that extent, we provide the following service offerings:

•
Support services for end-users, resellers and distributors. We meet the service requirements of our customers and channel partners through our Technical Assistance Centers ("TACs"), located in Research Triangle Park ("RTP"), North Carolina; Salem, New Hampshire and Chennai, India. Our TAC engineers and technicians assist in diagnosing and troubleshooting technical issues regarding customer networks. Development engineers work with the TACs to resolve product functionality issues specific to each customer.

•
Professional services. We provide consultative services to improve customer productivity in all phases of the network lifecycle – planning, design, implementation, operations and optimization management. Our network architects develop and execute customized software and service-led networking solutions for deployment plans to meet individualized network strategies. These activities may include the management and coordination of the design and network configuration, resource planning, staging, logistics, migration and deployment. We also provide customized training and operational best practices manuals to assist customers in the transition and sustenance of their networks.

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
We use Benchmark Electronics, Inc. ("Benchmark") headquartered in Huntsville, Alabama and Flextronics Int’l ("Flextronics") headquartered in Singapore, to manufacture our S-Series and K-Series Chassis products; 7100-Series Stackable products and SSA Standalone products. Benchmark and Flextronics have a significant investment in capital to ensure they have the latest in manufacturing and test technologies and both companies are ISO 9001 certified.
Our wireless Access Point products are supplied by Senao Electronics ("Senao"), headquartered in Taipei, Taiwan. Senao’s manufacturing processes and procedures are ISO 9001 certified.
All of our manufacturers utilize automated testing equipment to perform product testing and burn-in with specified tests. Together we rely upon comprehensive inspection testing and statistical process controls to assure the quality and reliability of our products.
We use a collaborative sales and operations planning forecast of expected demand to determine our material requirements. Lead times for materials and components vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. We order most of our materials and components on an indirect basis through our ODM/JDM, OEMs and CMs. Purchase commitments with our manufacturers ODM/JDM, CMs and OEMs are generally on a purchase order basis.
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
We continue to enhance the functionality of our modular operating systems which has been designed to provide high reliability and availability. This allows us to leverage a common operating system across different hardware and network chipsets.

As of June 30, 2015, our research and development organization consisted of 389 employees. Research and development efforts are conducted in several locations, including San Jose, California; RTP, North Carolina; Salem, New Hampshire, Toronto, Canada and Chennai, India. Our research and development expenses in fiscal years 2015, 2014 and 2013 were $93.4 million, $77.1 million and $40.5 million, respectively.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of June 30, 2015, we have 347 issued patents in the United States and 183 patents outside of the United States. The expiration dates of our issued patents in the United States range from 2016 to approximately 2032. Although we have patent applications pending, there can be no assurance that patents will be issued from pending applications or that claims allowed on any future patents will be sufficiently broad to protect our technology. With respect to trademarks, we have a number of pending and registered trademarks in the United States and abroad.
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
Employees
As of June 30, 2015, we employed 1,351 people, including 496 in sales and marketing, 389 in research and development, 184 in operations, 189 in customer support and service, and 93 in finance and administration. We have never had a work stoppage and no U.S. employees are represented under collective bargaining agreements. We consider our employee relations to be good.
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
Organization
We were incorporated in California in May 1996, and reincorporated in Delaware in March 1999. Our corporate headquarters are located at 145 Rio Robles, San Jose, CA 95134 and our telephone number is (408) 579-2800. We electronically file our SEC disclosure reports with the SEC and they are available free of charge at both www.sec.gov and www.extremenetworks.com. The public may also read or copy any materials we file with the Securities Exchange Commission at the SEC’s Public Reference Room at Station Place, 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
Executive Officers of the Registrant
The following table sets forth information regarding our executive officers as of September 14, 2015:

Name	Age	Position
Edward B. Meyercord III	50	President and Chief Executive Officer
Kenneth Arola	59	Executive Vice President and Chief Financial Officer
Frank Blohm	56	Executive Vice President of Operations, Supply Chain, Quality and IT
Allison Amadia	48	Executive Vice President, General Counsel and Corporate Secretary
Kelley Steven-Waiss	46	Executive Vice President, Chief Human Resources Officer
Norman Rice III	41	Executive Vice President, Marketing and Corporate Development
Eric Broockman	60	Executive Vice President, Engineering and Chief Technology Officer
Robert Gault	52	Executive Vice President, Worldwide Sales, Services and Channels
Eileen Brooker	51	Executive Vice President, Alliances, Strategic Accounts and OEM
Edward B. Meyercord III. Mr. Meyercord has served as our President and Chief Executive Officer of Extreme since April 2015.  Mr. Meyercord joined our Board of Directors as an independent director in October 2009 and has served as Chairman since March 2011. Prior to assuming an operating role at Extreme, Mr. Meyercord was Chief Executive Officer and Director at Critical Alert Systems, LLC, a software-driven, healthcare information technology company that he co-founded. Previously, Mr. Meyercord served as Chief Executive Officer, President and Director of both Cavalier Telephone & TV, a privately held voice, video and data services company with an extensive fiber network; and Talk America, Inc., a publicly traded company that provided phone and internet services to consumers and small businesses throughout the United States. Mr. Meyercord was also a Vice President in the investment banking division of Salomon Brothers (now Citigroup). He previously served on the board of Tollgrade Communications, Inc.
Kenneth Arola. Mr. Arola joined Extreme in June 2014 and serves as our Executive Vice President, Chief Financial Officer. Mr. Arola oversees our financial strategy and is responsible for managing Extreme’s worldwide financial affairs. Mr. Arola is an accomplished financial executive with over 30 years of experience in high-technology and medical-technology companies. Mr. Arola came to Extreme from Align Technology where he served as Vice President, Finance and Chief Financial Officer. Prior to Align Technology, Mr. Arola spent 14 years at Adaptec Inc. in various capacities including Vice President Finance and Corporate

Controller, Vice President Finance FP&A, and Business Unit Controller. Mr. Arola holds a Masters of Business Administration from Santa Clara University and a Bachelor of Arts in Biology from University of the Pacific.
Frank Blohm. Mr. Blohm has been with Extreme since 2002 and now serves as our Executive Vice President of Operations, Supply Chain, Quality Control, and IT. Mr. Blohm is responsible for leading the global supply chain organization, overseeing worldwide manufacturing, new product introduction, distribution, logistics product quality, Corporate IT, and procurement. Mr. Blohm is also responsible for managing Extreme’s real estate holdings, corporate headquarters, and offices around the globe. Prior to his employment at Extreme, Mr. Blohm was Vice President of Operations at Sanmina-SCI, where he was responsible for the custom integration division. Mr. Blohm brings more than 20 years of experience in supply chain and operations for high-technology companies.
Allison Amadia. Ms. Amadia joined Extreme in July 2013 and serves as our Executive Vice President, General Counsel and Secretary. Ms. Amadia is responsible for managing Extreme’s worldwide legal affairs including securities compliance, intellectual property, litigation, subsidiary management, employment, regulatory compliance, strategic alliances, and commercial transactions. Ms. Amadia also serves as the Company’s Corporate Secretary and its Chief Compliance Officer. Ms. Amadia brings more than 20 years of corporate legal and executive experience from senior legal leadership positions at both public and private technology companies. Prior to Extreme Networks, from 2002 until 2013, Ms. Amadia founded and managed her own firm representing public and private technology companies. Prior to that, Ms. Amadia held key legal roles in leading technology companies including Novell, Inc., Hewlett-Packard Company and VeriFone, Inc. as well as numerous start-up companies. Ms. Amadia serves as a Director of TE2, a privately held marketing automation platform company. Ms. Amadia received a Juris Doctor from the University of Pennsylvania, where she graduated cum laude. Ms. Amadia received a Bachelor of Arts in Political Science from the University of California at Davis. She also completed elective courses in Corporate Finance and Management at the Wharton School of Business.
Kelley Steven-Waiss, Ms. Steven-Waiss has been with Extreme since March 2013 and currently serves as our Executive Vice President and Chief Human Resources Officer. Ms. Steven-Waiss oversees every aspect of Extreme's talent management strategy, including all global staffing, compensation, employee communications, talent development, and business partnering. Ms. Steven-Waiss has 20 years of executive management experience in human resources, change management, and corporate communications. Ms. Steven-Waiss comes to Extreme from Integrated Device Technology ("IDT") where she served as Vice President of Worldwide Human Resources from 2009 until 2012. Prior to IDT, Ms. Steven-Waiss was Vice President, Worldwide Human Resources for PMC-Sierra. She has also held executive management and consulting positions in large global consulting firms, public software and retail companies. Ms. Steven-Waiss is a board director for FormFactor, Inc. (NASDAQ: FORM) and a board director for a Silicon Valley-based education non-profit, ALearn.org.  Ms. Steven-Waiss earned a Master of Arts degree in human resources and organizational development from the University of San Francisco and a Bachelor of Arts degree in journalism from the University of Arizona.
Norman Rice III, Mr. Rice has been with Extreme since January 2014 and serves as our Executive Vice President of Marketing and Corporate Development. In this capacity, Mr. Rice manages our corporate and marketing strategy, merger and acquisition pursuits and manages Extreme’s Stadium and Entertainment Business. Prior to working for Extreme, Mr. Rice was the Managing Partner of New Castle Capital Group, LLC from July 2010 through January 2015. Mr. Rice had operating roles with leading Private Equity firms (Marlin and Gores Group) as well as management roles with Computer Associates, Concord Communications (Acquired by Computer Associates), Aprisma Management Technologies (Acquired by Concord), Houston Street Exchange and MicroStrategy. Mr. Rice is a Director on the Board of DSP Group (NASDAQ: DSPG) and was previously on the Board of NitroSecurity (Acquired by McAfee) and Advisory Board of vKernel (Acquired by Quest Software). Mr. Rice holds a Master of Science in Engineering and in Management, from Dartmouth College and a Bachelor of Science from the University of Michigan.
Eric Broockman, Mr. Broockman joined Extreme in January 2014 and serves as our Chief Technology Officer and Executive Vice President of Engineering. Mr. Broockman oversees our technology strategy for hardware and software in high impact market segments including network switching, high performance Wi-Fi access, data center, security, software products, SDN and network visibility and management. Mr. Broockman is an accomplished technology executive having held Chief Executive Officer and General Manager roles over the last 25 years. Mr. Broockman’s experience includes research and development marketing and business strategy for large and private technology companies spanning a breadth of network and semiconductor products, including Ethernet LAN switching, wireless, core routers, advanced microprocessors and networking software. Mr. Broockman has a depth of industry experience including executive management roles for technology leaders, including Cirrus Logic, where he was the VP/GM of the Crystal Division, and IBM. He also served as the EVP of Marketing and VP/GM of Legerity, a private equity owned communications company, as well as the CEO of Alchemy Semiconductor, which was acquired by AMD. He most recently served as the Chief Executive Officer of Alereon Inc., where he led the strategy and product development of the industry’s first gigabit OFDM wireless solution. Mr. Broockman holds numerous US patents, is an active inventor, and was a National Science Foundation Fellow. Mr. Broockman holds a Bachelor of Science and a Master of Science degree in Engineering from the University of Florida where he graduated with highest honors. He is also a graduate of the University of North Carolina at Chapel-Hill Executive Program in Business Administration.

Robert Gault, Mr. Gault joined Extreme in December 2015 and serves as our Executive Vice President, Worldwide Sales, Services and Channels. Mr. Gault is responsible for shaping the Company's Worldwide Sales, Channel and Services organizations as a core element of its growth and innovation strategy. Mr. Gault has more than 26 years of experience in sales and marketing with service providers and partners. Mr. Gault came to Extreme from Cisco, where he served as Vice President of Worldwide cloud and managed Services Channel Sales. Mr. Gault has also held senior leadership positions working directly with service providers including AT&T, MCI, and Sprint. Mr. Gault holds a Bachelor of Science degree in Business from West Chester University.
Eileen Brooker, Ms. Brooker joined Extreme in May 2004 and serves as our Executive Vice President, Alliances Strategic Accounts and OEM. Ms. Brooker, a 25 year veteran in sales for the high technology industry, leads Extreme Networks’ Global Alliances, Strategic Accounts and OEM division. Her team is responsible for reference architecture inclusion and custom products across the industry’s top providers in the Carrier Cloud, Data Center, Public Safety, and HPC markets as well as servicing Extreme’s top Global Customers. During her tenure at Extreme Networks, she also ran the North American sales force and its channels where she aligned them to provide enterprise and service provider customers with high performance, converged and secure network infrastructures. Prior to this, she served as Vice President of Sales and Marketing for a custom application firm in Irvine, California as well as Managing Director for a security company based in New York. She has also served as Vice President of Sales of NEC Computer Systems Division and Vice President of Sales Western Region for Toshiba. Ms. Brooker obtained her Bachelor of Business Administration degree from the University Wisconsin, Milwaukee.

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
The combination of our business with the Enterasys' business will continue to require significant management attention, and we expect to incur additional costs due to integration.
The combined company requires us to devote significant management attention and other resources to integrating the two businesses. We may not successfully complete the integration of our operations in a timely manner and may experience disruptions in relationships with customers, suppliers and employees as a result.
Through June 30, 2015, we have incurred transaction and integration costs in connection with the Enterasys acquisition of $35.9 million. We expect to incur additional costs integrating the companies’ operations, product offerings, and personnel, which cannot be estimated accurately at this time. Although we expect that the realization of efficiencies related to the integration of the business will offset incremental transaction, integration and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved. If the total costs of the integration exceed the anticipated benefits of the acquisition, our results of operations could be adversely affected.
We expect the average selling prices of our products to decrease, which is likely to reduce gross margin and/or revenue.
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
Intense competition in the market for networking equipment could prevent us from increasing revenue and attaining profitability.
The market for network switching solutions is intensely competitive and dominated primarily by Brocade Communications Systems, Inc., Cisco Systems Inc., Dell, Hewlett-Packard Company, Huawei Technologies Co. Ltd., and Juniper Networks, Inc. Most of our competitors have longer operating histories, greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, they have larger distribution channels, stronger brand names, access to more customers, a larger installed customer base and a greater ability to make attractive offers to channel partners and customers than we do. Some of our customers may question whether we have the financial resources to complete their projects and future service commitments.
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
The pricing policies of our competitors impact the overall demand for our products and services. Some of our competitors are capable of operating at significant losses for extended periods of time, increasing pricing pressure on our products and services. If we do not maintain competitive pricing, the demand for our products and services, as well as our market share, may decline. From time to time, we may lower the prices of our products and services in response to competitive pressure. When this happens, if we are unable to reduce our component costs or improve operating efficiencies, our revenue and gross margins will be adversely affected.
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
Our products must successfully inter-operate with products from other vendors. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. The occurrence of system errors, whether or not caused by our products, could result in the delay or loss of market acceptance of our products and any necessary revisions may cause us to incur significant expenses. The occurrence of any such problems would likely have a material adverse effect on our business, operating results and financial condition.

Our dependence on a few manufacturers for our manufacturing requirements could harm our operating results.
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
Our future effective tax rates may be volatile or adversely affected by changes in our business or U.S. or foreign tax laws, including: the partial or full release of the valuation allowance recorded against our net U.S. deferred tax assets; expiration of or lapses in the research and development tax credit laws; transfer pricing adjustments; tax effects of stock-based compensation; or costs related to restructuring. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. Although we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, there is no assurance that such determinations by us are in fact adequate. Changes in our effective tax rates or amounts assessed upon examination of our tax returns may have a material, adverse impact on our cash flows and our financial condition.
Our future effective tax rate in particular could be adversely affected by a change in ownership pursuant to U.S. Internal Revenue Code Section 382. If a change in ownership occurs, it may limit our ability to utilize our net operating losses to offset our U.S. taxable income. If U.S. taxable income is greater than the change in ownership limitation, we will pay a higher rate of tax with respect to the amount of taxable income that exceeds the limitation. This could have a material adverse impact on our results of operations. On April 26, 2012, we adopted an Amended and Restated Rights Agreement to help protect our assets (the “Rights Agreement”). In general, this does not allow a stockholder to acquire more than 4.95% of our outstanding common stock without a waiver from our board of directors, who must take into account the relevant tax analysis relating to potential limitation of our net operating losses. The Rights Agreement is effective through May 31, 2016, subject to ratification by a majority of stockholders at our next annual stockholder meeting expected to be held on November 12, 2015.
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
Our products are designed to interface with our customers’ existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. Many of our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must inter-operate with many or all of the products within these networks as well as future products in order to meet our customers’ requirements. If we find errors in the existing software or defects in the hardware used in our customers’ networks, we may need to modify our software networking solutions to fix or overcome these errors so that our products will inter-operate and scale with the existing software and hardware, which could be costly and could negatively affect our business, financial condition, and results of operations. In addition, if our products do not inter-operate with those of our customers’ networks, demand for our products could be adversely affected or orders for our products could be canceled. This could hurt our operating results, damage our reputation, and seriously harm our business and prospects.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal administrative, sales, and marketing facilities are located in San Jose, California. We started leasing our current headquarters in June 2013. We also lease office space and executive suites in various other geographic locations domestically and internationally for research & development, sales and service personnel and administration. Our aggregate lease expense for fiscal 2015 was $11.1 million.
At June 30, 2015, the significant facilities that we leased were as follows:

Location	Use	Size
		(in square feet)
San Jose, California	Principal administrative, sales and marketing facilities	57,600
Research Triangle Park, North Carolina	Research and development, sales and administrative offices	85,400
Salem, New Hampshire	Research and development, sales and marketing and administrative offices	197,300
Chennai, India	Research and development	43,839
Shannon, Ireland	Sales, marketing and administrative offices	26,100
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

Stock Prices	High	Low
Fiscal year ended June 30, 2015:
First quarter	$5.38	$4.24
Second quarter	$4.85	$3.01
Third quarter	$3.60	$2.70
Fourth quarter	$3.25	$2.41
Fiscal year ended June 30, 2014:
First quarter	$5.22	$3.51
Second quarter	$7.18	$5.11
Third quarter	$7.82	$5.39
Fourth quarter	$6.10	$3.55
As of August 21, 2015, there were 217 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.
We currently have authority granted by our Board of Directors to repurchase up to $75 million in common stock over a three year period starting October 1, 2012. As of June 30, 2015, we have repurchased 4.1 million shares of common stock at a total cost of $14.5 million, none of which was repurchased in fiscal 2015.
Certain information regarding our equity compensation plan(s) as required by Part II is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2015 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.
STOCK PRICE PERFORMANCE GRAPH
Set forth below is a stock price performance graph comparing the annual percentage change in the cumulative total return on our common stock with the cumulative total returns of the CRSP Total Return Index for The NASDAQ Stock Market (U.S. companies) and the NASDAQ Computer Manufacturers Securities for the period commencing June 27, 2010 and ending on June 30, 2015. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Comparison of Five-Year Cumulative Total Returns
Performance Graph for Extreme Networks, Inc.
Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Booth School of Business, The University of Chicago. Used with permission. All rights reserved.

Item 6. Selected Financial Data
The following table sets forth selected consolidated financial data for each of the fiscal years ended June 30, 2015, 2014, 2013 and 2012 and July 3, 2011derived from audited financial statements. These tables should be reviewed in conjunction with the Consolidated Financial Statements in Item 8 and related Notes, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results may not be indicative of future results.

	Year Ended
	June 30, 2015 (1)	June 30, 2014(2)	June 30, 2013(3)	June 30, 2012(4)	July 3, 2011(5)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$552,940	$519,554	$299,343	$322,722	$334,428
Operating income (loss)	$(62,994)	$(50,232)	$10,852	$13,909	$3,114
Net income	$(71,643)	$(57,310)	$9,673	$15,872	$2,713
Net income per share – basic	$(0.72)	$(0.60)	$0.10	$0.17	$0.03
Net income per share – diluted	$(0.72)	$(0.60)	$0.10	$0.17	$0.03
Shares used in per share calculation – basic	99,000	95,515	93,954	93,451	91,423
Shares used in per share calculation – diluted	99,000	95,515	95,044	94,490	92,795
	As of
	June 30, 2015	June 30, 2014	June 30, 2013	June 30, 2012	July 3, 2011
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents, short-term investments and marketable securities	$76,225	$105,882	$205,613	$153,515	$146,977
Inventories	$58,014	$57,109	$16,167	$26,609	$21,583
Total assets	$428,660	$526,432	$311,424	$284,590	$270,973
Deferred revenue, net	$99,782	$97,677	$41,454	$39,328	$36,973
Total debt	$66,875	$121,563	$—	$—	$—
Other long-term liabilities	$10,264	$8,595	$1,507	$643	$2,474
Common stock and capital in excess of par value	$865,382	$845,364	$821,425	$970,743	$963,697
Accumulated deficit	$(759,856)	$(688,213)	$(630,903)	$(640,576)	$(656,448)

(1)	Fiscal 2015 net income includes acquisition and integrations costs of $10.2 million, amortization of intangibles of $17.9 million and a restructuring charge of $9.8 million.

(2)	Fiscal 2014 net income includes acquisition and integration costs of $25.7 million, amortization of intangibles of $16.7 million and a restructuring charge, net of reversal of $0.5 million.

(3)	Fiscal 2013 net income includes gain on sale of facilities of $11.5 million, restructuring charge, net of reversal of $6.8 million and a charge for litigation settlement, net of $2.0 million.

(4)
Fiscal 2012 net income includes restructuring charge, net of reversal of $1.6 million and litigation settlement gain of $0.1 million and $1.9 million cumulative translation adjustments gain from Japan subsidiary liquidation.

(5)	Fiscal 2011 net income includes restructuring charge of $3.8 million and litigation settlement gain of $4.2 million.

Quarterly Financial Data (Unaudited)
Quarterly results for the years ended June 30, 2015 and 2014 follow:

	June 30, 2015(1)	March 31, 2015(2)	December 31, 2014(3)	September 30, 2014(4)
	(In thousands, except per share amounts)
Net revenues	$149,870	$119,590	$147,208	$136,274
Gross profit	$76,327	$57,724	$75,162	$70,527
Net loss	$(15,657)	$(23,548)	$(13,105)	$(19,330)
Net loss per share – basic	$(0.16)	$(0.24)	$(0.13)	$(0.20)
Net loss per share – diluted	$(0.16)	$(0.24)	$(0.13)	$(0.20)

	June 30, 2014(5)	March 31, 2014(6)	December 31, 2013(7)	September 30, 2013(8)
	(In thousands, except per share amounts)
Net revenues	$155,293	$141,762	$146,583	$75,916
Gross profit	$82,922	$70,855	$69,845	$43,707
Net loss	$(16,231)	$(25,058)	$(15,986)	$(35)
Net income (loss) per share – basic	$(0.17)	$(0.26)	$(0.17)	$—
Net income (loss) per share – diluted	$(0.17)	$(0.26)	$(0.17)	$—

(1)	Net loss and net loss per share include the effect of acquisition and integration costs of $0.9 million, amortization of intangibles $4.5 million and a restructuring charge of $9.8 million.

(2)	Net loss and net loss per share include the effect of acquisition and integration costs of $1.7 million and amortization of intangibles $4.5 million.

(3)	Net loss and net loss per share include the effect of acquisition and integration costs of $3.5 million and amortization of intangibles $4.5 million.

(4)	Net loss and net loss per share include the effect of acquisition and integration costs of $4.1 million and amortization of intangibles $4.5 million.

(5)	Net loss and net loss per share include the effect of acquisition and integration costs of $6.9 million and amortization of intangibles of $5.3 million.

(6)	Net loss and net loss per share include the effect of acquisition and integration costs of $6.4 million, amortization of intangibles of $7.7 million and litigation settlement income of $0.1 million.

(7)	Net loss and net loss per share include the effect of acquisition and integration costs of $8.7 million, amortization of intangibles of $3.8 million and a restructuring charge of $0.4 million.

(8)	Net loss and net loss per share include the effect of acquisition costs of $3.7 million and a restructuring charge of $75,000.

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
We believe that understanding the following key developments is helpful to an understanding of our operating results for the fiscal year ended June 30, 2015.
We are a leading provider of network infrastructure equipment and offer related services contracts for extended warranty and maintenance to our enterprise, data center and service provider customers. We were incorporated in California in May 1996, and reincorporated in Delaware in March 1999. Our corporate headquarters are located in San Jose, California. Substantially all of our revenue is derived from the sale of our networking equipment and related service contracts.
On June 26, 2015, the Senior Secured Credit Facilities were amended and reduced to $115 million from $125 million, with the Revolving Facility being reduced to $50 million from $60 million. The Senior Secured Credit Facilities, as amended, mature on October 31, 2018.
During the fourth quarter of fiscal 2015, we implemented a plan to reduce costs through targeted restructuring activities intended to reduce operating costs and realign our organization in the current competitive environment. We initiated a plan to reduce our worldwide headcount by more than 225 employees, primarily in sales and marketing as well as research and development, consolidate specific global administrative functions, and shift certain operating costs to lower cost regions, among other actions. We expect to reduce our operating expenses by approximately $40 million on an annualized basis due to these actions.
On October 31, 2013, we completed the acquisition of Enterasys, a privately held provider of wired and wireless network infrastructure and security solutions, for $180.0 million, net of cash acquired, whereby Enterasys became our wholly-owned subsidiary. The combined entity immediately became a networking industry leader with more than 14,000 customers. As a combined Company, we believe we will set the standard for the networking industry with a strategic focus on three principles:

•
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

•
Leading customer service and support: We are working to augment our current outsourced support model by integrating Enterasys' in-sourced expertise, building on Enterasys' award-winning heritage and strong commitment to exceptional customer experience. The Company's expanded global network of channel partners and distributors will benefit from expanded services and support capabilities.

•
Strong Channels and Strategic Partners: Our focus is to leverage the capabilities of the combined Company and expand existing partnerships with Ericsson, as well as continue to add new strategic partnerships in the future. Additionally, we will increase our focus on partnering with distributors and channel partners globally. The goal is to develop and enhance relationships that grow revenue and profits for the Company and our alliance and channel partners. At the same time, we are investing in infrastructure to make doing business with the Company easier and more efficient.

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
Increasing Demand for Bandwidth
We believe that the continued increase in demand for bandwidth will, over time, drive future demand for high performance Ethernet solutions. Wide-spread adoption of electronic communications in all aspects of our lives, proliferation of next generation converged mobile devices and deployment of triple-play services to residences and businesses alike, continues to generate demand for greater network performance across broader geographic locations. In parallel to these transformational forces within society and the community at large, the accelerating adoption of internet and intranet “cloud” solutions within business enterprises is enabling organizations to offer greater business scalability to improve efficiency and through more effective operations, improve profitability. In order to realize the benefits of these developments, customers require additional bandwidth and high performance from their network infrastructure at affordable prices. We are seeing the initial indications that the Ethernet segment of the networking equipment market will return to growth as enterprise, data center and carrier customers continue to recognize the performance and operating cost benefits of Ethernet technology.
Expanding Product Portfolio
We believe that continued success in our marketplace is dependent upon a variety of factors that includes, but is not limited to, our ability to design, develop and distribute new and enhanced products employing leading-edge technology. New software and hardware introductions during the current year included a Summit X770 switch supporting industry's highest density performing top of rack switching, Purview - a network-powered application analytics and optimization solution, identiFi 38xx WiFi Access Points supporting 802.11ac, SDN 2.0 - an open, standards-based (based on OpenDaylight) and comprehensive SDN solution, 100GbE support for the BDX8 and NetSight 6.0 a consolidated management across the expanded portfolio. During fiscal 2014, we also introduced key software functionality that will drive differentiation.  Over the past few years, we further extended our product portfolio through the Summit family of stackable switches for the intelligent edge, continued evolutions of our BlackDiamond BDX8, a highly-scalable core switch for IT and cloud data centers, the S-series flow-based switching for campus and data center, the identiFi Wi-Fi product portfolio with both indoor and outdoor 802.11a/b/g/n/ac access points, the E4G Cell Site Router family for mobile backhaul, and a revamp of our software and network management solutions that include: NetSight for centralized network management and NAC/Mobile-IAM that provides BYOD management and network access control solution for wired and wireless LAN and VPN users.
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
The Board reviewed the necessity of the provisions of the Prior Rights Plan. The Prior Rights Plan was adopted to preserve the value of our deferred tax assets, including our net operating loss carry forwards, with respect to our ability to fully use its tax benefits to offset future income which may be limited if we experience an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986 as a result of ordinary buying and selling of our common stock. Following its review, the Board decided it was necessary and in the best interests of us and our stockholders to enter into the Restated Rights Plan. The Restated Rights Plan incorporates the Prior Rights Plan and the amendments thereto into a single agreement and extended the term of the Prior Rights Plan to April 30, 2013. Our stockholders voted to extend the term of the Restated Rights Plan from April 30, 2013 to April 30, 2014 at our 2012 Annual Meeting of Stockholders, and the Restated Rights Plan was amended effective April 30, 2013 to reflect the extension of the term. The Board of Directors unanimously approved an amendment to the Rights Plan effective May 14, 2015 to extend the Rights Plan through May 31, 2016, subject to ratification by a majority of the stockholders at the next annual meeting, expected to be held on November 12, 2015.

Results of Operations
Our operations and financial performance have been affected by the economic factors described above and our acquisition of Enterasys, and during fiscal 2015, we achieved the following results:

•	Net revenue of $552.9 million, an increase of 6.4% from fiscal 2014 net revenue of $519.6 million.

•	Product revenue of $418.0 million, an increase of 1.5% from fiscal 2014 product revenue of $411.8 million.

•	Service revenue of $134.9 million, an increase of 25.1% from fiscal 2014 service revenue of $107.8 million.

•	Total gross margin of 50.6% of net revenue in fiscal 2015, compared to 51.5% in fiscal 2014.

•	Restructuring charge of $9.8 million, for termination and related benefits.

•	Operating loss of $63.0 million, an increase in the operating loss of $12.8 million from fiscal 2014.

•	Net loss was $71.6 million in fiscal 2015, an increase of $14.3 million from a net loss of $57.3 million in fiscal 2014.

•
Cash flow provided by operating activities was $37.4 million, compared to cash flow used in operating activities of $26.8 million in fiscal 2014, an increase of $64.3 million. Cash and cash equivalents were $76.2 million as of June 30, 2015, an increase of $3.0 million from fiscal 2014.

Net Revenue
The following table presents net product and service revenue for the fiscal years 2015, 2014 and 2013 (dollars in thousands):

		Year Ended				Year Ended
	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2014	June 30, 2013	$ Change	% Change
Net Revenue:
Product	$418,046	$411,761	$6,285	1.5%	$411,761	$239,955	$171,806	71.6%
Percentage of net revenue	75.6%	79.3%			79.3%	80.2%
Service	134,894	107,793	27,101	25.1%	107,793	59,388	48,405	81.5%
Percentage of net revenue	24.4%	20.7%			20.7%	19.8%
Total net revenue	$552,940	$519,554	$33,386	6.4%	$519,554	$299,343	$220,211	73.6%
    Product revenue increased $6.3 million or 1.5% for the year-ended June 30, 2015, compared to the corresponding period of fiscal 2014. The fiscal 2015 period reflects increased product shipments and customers as a result of our acquisition of Enterasys, whereas the fiscal 2014 period only reflects eight months of sales subsequent to the October 31, 2013 acquisition date. However, the increase in sales was partially offset by declines of customer spending across each geographical region and an increase in customer discounts. The decline in customer spending was partially due to the significant strengthening of the United States Dollar in all geographical areas and the entrance of competitors in regions where we have a strong presence, specifically in Asia Pacific and EMEA regions.
Product revenue increased in fiscal 2014 as compared to fiscal 2013 primarily due to significant increase in the number of customers and products sold due to our acquisition of Enterasys in the second quarter of fiscal 2014. This resulted in a significant increase in our product revenue in all regions.
Service revenue increased $27.1 million or 25.1% for the year-ended June 30, 2015 compared to the corresponding period of fiscal 2014 due to an increase in service maintenance contracts and professional service and training revenues due to our acquisition of Enterasys. Purchase accounting charges related to deferred service revenues decreased $2.2 million for the year-ended June 30, 2015, to $3.1 million from $5.3 million in the corresponding period of fiscal 2014.
Service revenue increased in fiscal 2014 as compared to fiscal 2013 primarily due to an increase in service maintenance contracts and professional service and training revenues due to our acquisition of Enterasys in the second quarter of fiscal 2014.

We operate in three regions: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East, and Africa; and APAC which includes Asia Pacific, South Asia, Japan and Australia. The following table presents the total net revenue geographically for the fiscal years 2015, 2014 and 2013 (dollars in thousands):

	Year Ended				Year Ended
Net Revenue	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2014	June 30, 2013	$ Change	% Change
Americas:
United States	$238,748	$211,734	$27,014	12.8%	$211,734	$101,790	$109,944	108.0%
Other	31,931	45,790	(13,859)	(30.3)%	45,790	33,584	12,206	36.3%
Total Americas	270,679	257,524	13,155	5.1%	257,524	135,374	122,150	90.2%
Percentage of net revenue	49.0%	49.6%			49.6%	45.2%
EMEA	223,368	202,555	20,813	10.3%	202,555	112,812	89,743	79.6%
Percentage of net revenue	40.4%	39.0%			39.0%	37.7%
APAC	58,893	59,475	(582)	(1.0)%	59,475	51,157	8,318	16.3%
Percentage of net revenue	10.7%	11.4%			11.4%	17.1%
Total net revenues	$552,940	$519,554	$33,386	6.4%	$519,554	$299,343	$220,211	73.6%
We rely upon multiple channels of distribution, including distributors, direct resellers, OEM, and direct sales.  Revenue through our distributor channel was 47% of total product revenue in fiscal 2015, 44% of total product revenue in fiscal 2014 and 43% of total product revenue in fiscal 2013.
The level of sales to any one customer, including a distributor, may vary from period to period.
Cost of Revenue and Gross Profit
The following table presents the gross profit on product and service revenue and the gross profit percentage of net revenue for the fiscal years 2015, 2014 and 2013 (dollars in thousands):

	Year Ended				Year Ended
	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2014	June 30, 2013	$ Change	% Change
Gross profit:
Product	$193,028	$198,088	$(5,060)	(2.6)%	$198,088	$124,093	$73,995	59.6%
Percentage of product revenue	46.2%	48.1%			48.1%	51.7%
Service	86,709	69,241	17,468	25.2%	69,241	38,533	30,708	79.7%
Percentage of service revenue	64.3%	64.2%			64.2%	64.9%
Total gross profit	$279,737	$267,329	$12,408	4.6%	$267,329	$162,626	$104,703	64.4%
Percentage of net revenue	50.6%	51.5%			51.5%	54.3%
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
Product gross profit decreased to $193.0 million for the year-ended June 30, 2015, from $198.1 million in the corresponding period of fiscal 2014. Product gross profit for the year-ended June 30, 2015, was favorably impacted by an increase in product revenue of $6.3 million, offset by higher material costs and increases of $5.8 million in excess and obsolete inventory charges, $6.1 million for amortization of the developed technology intangibles from the acquisition of Enterasys, $3.4 million for distribution costs due to higher utilization of air freight and $3.3 million of warranty charges. Gross profit for fiscal 2014, was negatively impacted by $11.1 million related to the sale of inventory which had been adjusted to fair value upon the Enterasys acquisition due to purchase accounting.
Product gross profit increased for fiscal 2014 to $198.1 million as compared to $124.1 million primarily due to significant increase in product revenues due to our acquisition of Enterasys in the second quarter of fiscal 2014. However, product gross margin in fiscal 2014 decreased as compared to fiscal 2013 primarily due to a $11.1 million charge related to the utilization of the net increase in cost basis of the inventory acquired in connection with the purchase of Enterasys, $11.0 million for the amortization of developed technology intangibles from the acquisition of Enterasys during the second quarter of fiscal 2014 and increased stock compensation expenses offset by higher economic benefits realized in our manufacturing costs as compared to fiscal 2013.
Our cost of service revenue consists primarily of labor, overhead, repair and freight costs and the cost of spare parts used in providing support under customer service contracts.
Service gross profit increased to $86.7 million for the year-ended June 30, 2015, from $69.2 million in the corresponding period of fiscal 2014, primarily due to increase in service revenue of $27.1 million partially offset by increased personnel, overhead and travel costs as a result of the acquisition of Enterasys. Additionally, purchase accounting charges related to deferred service revenues decreased $2.2 million in fiscal 2015 to $3.1 million from $5.3 million as compared to fiscal 2014.
Service gross profit in fiscal 2014 increased as compared to fiscal 2013 primarily due to increased service revenue as a result of acquisition of Enterasys and cost reduction initiatives offset by higher personnel, overhead and travel cost as a result of our acquisition of Enterasys during the second quarter of fiscal 2014.

Operating Expenses
The following table presents operating expenses and operating income (dollars in thousands):

	Year Ended				Year Ended
	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2014	June 30, 2013	$ Change	% Change
Research and development	$93,447	$77,146	$16,301	21.1%	$77,146	$40,521	$36,625	90.4%
Sales and marketing	169,299	156,666	12,633	8.1%	156,666	87,202	69,464	79.7%
General and administrative	42,092	40,912	1,180	2.9%	40,912	26,725	14,187	53.1%
Acquisition and integration costs	10,205	25,716	(15,511)	(60.3)%	25,716	—	25,716	N/M
Restructuring charge, net of reversals	9,819	510	9,309	1,825.3%	510	6,836	(6,326)	(92.5)%
Amortization of intangibles	17,869	16,711	1,158	6.9%	16,711	—	16,711	N/M
Litigation settlement (income)/loss	—	(100)	100	N/M	(100)	2,029	(2,129)	(104.9)%
Gain on sale of campus	—	—	—	—	—	(11,539)	11,539	N/M
Total operating expenses	$342,731	$317,561	$25,170	7.9%	$317,561	$151,774	$165,787	109.2%
Operating (loss) income	$(62,994)	$(50,232)	$(12,762)	(25.4)%	$(50,232)	$10,852	$(61,084)	(562.9)%
The following table highlights our operating expenses and operating income (loss) as a percentage of net revenues:

	Year Ended
	June 30, 2015	June 30, 2014	June 30, 2013
Research and development	16.9%	14.8%	13.5%
Sales and marketing	30.6%	30.2%	29.1%
General and administrative	7.6%	7.9%	8.9%
Acquisition and integration costs	1.8%	4.9%	—%
Restructuring charge, net of reversals	3.2%	0.1%	2.3%
Amortization of intangibles	1.8%	3.2%	—%
Litigation settlement (income)/loss	—%	—%	0.7%
Gain on sale of campus	—%	—%	(3.9)%
Total operating expenses	62.0%	61.1%	50.6%
Operating (loss) income	(11.4)%	(9.7)%	3.6%
Research and Development Expenses
Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products.
Research and development increased by $16.3 million or 21.1% for fiscal 2015 as compared to fiscal 2014. The increase in research and development expenses were primarily due to increased spending as a result of our acquisition of Enterasys. The increase in spending related to $13.4 million of personnel costs, which includes compensation, benefits and non-cash stock based compensation, including $0.4 million of expense related to our executive transition activity, $1.3 million in depreciation and $0.8 million for supplies and equipment.
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
Sales and marketing increased by $12.6 million or 8.1% for the year-ended June 30, 2015 as compared to the corresponding period of fiscal 2014. The increase in sales and marketing expenses during fiscal 2015 was primarily due to $6.7 million of higher compensation, benefits and non-cash stock compensation, including $0.5 million of expense related to our executive transition activity, $2.7 million in marketing expense, $1.8 million in facilities and $0.8 million in depreciation. All of these factors were primarily driven by the acquisition of Enterasys.
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
General and administrative expenses increased by $1.2 million or 2.9% for the year-ended June 30, 2015 as compared to the corresponding period of fiscal 2014. The increase in general and administrative expenses was primarily due to $1.1 million in higher personnel costs related to our executive transition activity, higher occupancy costs due to additional facilities in Salem, New Hampshire and Shannon, Ireland as a result of our acquisition of Enterasys, a $0.8 million increase in bad debt expense and $0.2 million in professional service fees. This increase was partial offset by $1.0 million in lower travel costs.
General and administrative expenses increased in fiscal 2014 as compared to fiscal 2013 primarily due to higher personnel and travel costs and higher occupancy costs as a result of our acquisition of Enterasys in the second quarter of fiscal 2014.
Acquisition and Integration Costs
As a result of our acquisition of Enterasys, we incurred $10.2 million and $25.7 million of acquisition and integration costs in fiscal 2015 and 2014, respectively. For fiscal 2015, the entire $10.2 million of expense was related to integration costs. The fiscal 2014 expense was related to $19.7 million of integration costs and the remaining $6.0 million expense was related to acquisition costs. The lower fiscal 2015 integration expenses was due to lower severance and termination costs and third party consulting fees. The Company expects to incur integration costs at a considerable lower rate for fiscal 2016.
Amortization of Intangibles
During fiscal 2015 and 2014, we recorded $17.9 million and $16.7 million, respectively, of amortization expenses primarily for certain intangibles related to the acquisition of Enterasys.
Restructuring Charge, Net of Reversal
During fiscal 2015, 2014 and 2013, we recorded restructuring charges, net of reversals, of $9.8 million, $0.5 million and $6.8 million, respectively.
Fiscal 2015 Restructuring
During the fourth quarter of fiscal 2015, we implemented a plan to reduce costs through targeted restructuring activities intended to reduce operating costs and realign our organization in the current competitive environment. We initiated a plan to reduce our worldwide headcount by more than 225 employees, primarily in sales and marketing as well as research and development, consolidate specific global administrative functions, and shift certain operating costs to lower cost regions, among other actions. We have expensed all costs associated with this initiative. We expect to achieve approximately $40.0 million in operational savings on an annualized basis, beginning in the first quarter of fiscal 2016. As of June 30, 2015, we anticipate paying the remaining restructuring liabilities of $5.9 million related to the fiscal 2015 restructuring by the end of the second quarter of fiscal 2016. The restructuring liability is recorded in "Other accrued liabilities" on the consolidated balance sheet.
Fiscal 2013 Restructuring
During the second quarter of fiscal 2013, we reduced costs through targeted restructuring activities intended to reduce operating costs and realign our organization in the current competitive environment. As part of our restructuring efforts in the second quarter of fiscal 2013, we initiated a plan to reduce our worldwide headcount by 13%, consolidate specific global administrative functions, and shift certain operating costs to lower cost regions, among other actions. We have substantially expensed all costs associated with this initiative. As of June 30, 2015, there were no outstanding liabilities related to the fiscal 2013 restructuring.
Litigation Settlement (Income) Expense
During fiscal 2014, the Company received $0.1 million from the settlement of a property lease litigation matter.
During fiscal 2013, we recognized a litigation charge of $2.5 million related to a settlement agreement entered into with Enterasys prior to the acquisition.

Gain on Sale of Campus
During fiscal 2013, we completed the sale of our corporate campus and accompanying 16 acres of land in Santa Clara, California for net cash proceeds of $44.7 million of which, $2.0 million was received in fiscal 2012. We realized a gain of $11.5 million in connection with this transaction, yet recorded a tax loss of $24.6 million.
Interest Income
Interest income was $0.5 million, $0.8 million and $1.1 million in fiscal years 2015, 2014 and 2013, respectively, representing a decrease of $0.2 million in fiscal 2015 from fiscal 2014 and a decrease of $0.3 million in fiscal 2014 from fiscal 2013. The decrease in interest income in fiscal 2015 was due to a decrease in the investment balance to fund debt reduction. The decrease in interest income in fiscal 2014 was due to a decrease in our investment portfolio to fund a portion of the acquisition.
Interest Expense
We had $3.2 million and $2.1 million of interest expense for fiscal 2015 and 2014, respectively. Interest expense was immaterial for fiscal 2013. Interest expense in fiscal years 2015 and 2014 was primarily related to the Credit Facility that the Company entered into on October 31, 2013 to fund the acquisition of Enterasys.
Other (Expense) Income, net
Other (expense) income net was expense of $1.2 million, $1.6 million and $0.6 million in fiscal years 2015, 2014 and 2013, respectively. Other expense in all periods was primarily due to the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.
Provision for Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the impact of state taxes, foreign operations which are generally taxed at lower statutory rates and the full valuation of our deferred tax assets in the U.S. and certain foreign jurisdictions. For the fiscal years ended June 30, 2015, 2014 and 2013, we recorded income tax provisions of $4.8 million, $4.2 million and $1.7 million, respectively. The effective tax rates for fiscal years ended June 30, 2015, 2014 and 2013 were 7.2%, 7.9% and 14.8%, respectively.
For the fiscal years ended June 30, 2015, 2014 and 2013 the majority of our tax provision relates to taxes on our foreign operations as well as state taxes due to the full valuation allowance on our U.S. and certain foreign deferred tax assets. In the fiscal year ended June 30, 2014, a portion of our provision resulted from the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys.
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
Pursuant to the guidance of the accounting standard for multiple-deliverable revenue arrangements, we allocate the total arrangement consideration to each separable element of an arrangement based on the relative selling price of each element. We determine the standalone selling price for each element based on a selling price hierarchy. Under the selling price hierarchy, the selling price for each deliverable is based on our vendor-specific objective evidence ("VSOE") of selling price, which is determined by a substantial majority of our historical standalone sales transactions for a product or service falling within a reasonable range. If VSOE is not available due to a lack of standalone sales transactions or lack of pricing within a narrow range, then third party evidence (“TPE”), as determined by the standalone pricing of competitive vendor products in similar markets, is used. TPE typically is difficult to establish due to the proprietary differences of competitive products and difficulty in obtaining reliable competitive standalone pricing information. When neither VSOE nor TPE is available, we determine the best estimate of standalone selling price (“ESP”) for a product or service by considering several factors including, but not limited to, the 12-month historical median sales price, sales channels, geography, gross margin consistency, competitive product pricing, and product life cycle. In consideration of all relevant pricing factors, we apply management judgment to determine the best estimate of selling price through consultation with and formal approval by our management for all products and services for which neither VSOE nor TPE is available. Generally, the standalone selling price of services is determined using VSOE and the standalone selling price of all other deliverables is determined by using ESP. We regularly review VSOE, TPE and ESP for all of our products and services and maintain internal controls over the establishment and updates of these estimates.
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
Our total deferred product revenue from customers other than distributors was $6.1 million and $4.1 million as of June 30, 2015 and 2014, respectively. Our total deferred revenue for services, primarily from service contracts, was $87.4 million and $89.7 million as of June 30, 2015 and 2014, respectively. Service contracts typically range from one to two years. Shipping costs are included in cost of product revenues.
We provide an allowance for sales returns based on our historical returns, analysis of credit memo data and our return policies. The allowance for sales returns was $1.1 million and $2.7 million as of June 30, 2015 and 2014, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. If the historical data that we use to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenue. We estimate and adjust this allowance at each balance sheet date.

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
We completed our annual goodwill impairment test in the fourth quarter of fiscal 2015 and determined there was no impairment as the fair value of the reporting unit exceeded its carrying value.
Share-based Payments
We use the Black-Scholes option-pricing model to determine the fair value of option grants other than option grants, with market, performance or service conditions or a combination of those conditions, options assumed as part of the Enterasys acquisition, and share purchase options under our Employee Stock Purchase Plan (“ESPP”) on the date of grant with the weighted average assumptions. We use the Monte-Carlo simulation model to determine the fair value and the derived service period of option grants, with market, performance or service conditions or combinations of those conditions, on the date of grant. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The expected term of purchase options under our ESPP represents the contractual life of the ESPP purchase period. The risk-free rate based upon the estimated life of the option and ESPP award is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on both the implied volatilities from traded options on our stock and historical volatility on our stock. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In fiscal 2015, our estimated forfeiture rates based on historical forfeiture experiences are 14% for executives and 12% for non-executive employees. We use the straight-line method for expense attribution, and we only recognize expense for those shares expected to vest.
Restructuring Charges
The Company recognizes liability for exit and disposal activities when the liability is incurred. A liability for post-employment benefits, including severance, is recorded upon attainment of certain criteria including when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. Facilities consolidation charges are calculated using estimates and are based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. The estimated costs of vacating these leased facilities are based on market information and trend analysis.
The Company continually evaluates the adequacy of the remaining liabilities under its restructuring initiatives. Although the Company believes that these estimates accurately reflect the costs of its restructuring plans, actual results may differ, thereby requiring the Company to record additional provision or reverse a portion of such provision.
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
Impact of Recently Issued Accounting Standards
In May 2014, the FASB, jointly with the International Accounting Standards Board, issued Accounting Standard Update No. 2014-09 (Topic 606) - Revenue from Contracts with Customers ("ASU 2014-09"). This ASU's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance will require significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of the effective date of the new standard. The new standard will be effective for our fiscal 2019, with early adoption permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this ASU. We are currently evaluating the potential effect on its consolidated financial statements from adoption of this standard.
In November 2014, the FASB has issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and provide certain disclosures when there is substantial doubt about the entity’s ability to continue as a going concern. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. We are currently evaluating the potential effect on its consolidated financial statements from adoption of this standard.
In February 2015, the FASB issued ASU 2015-02 which provides consolidation guidance and changes the way reporting enterprises evaluate consolidation for limited partnerships, investment companies and similar entities, as well as variable interest entities. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2015. We do not believe adoption of this standard will have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03 - Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 requires retrospective adoption and will be effective for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is permitted. We do not believe adoption of this standard will have a material impact on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures). The ASU will not apply to inventories that are measured by using either the last-in, first-out ("LIFO") method or the retail inventory method ("RIM"). The ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Early application of the ASU is permitted. Upon transition, entities must disclose the nature of and reason for the accounting change. We do not believe adoption of this standard will have a material impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). This ASU provides guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. The ASU generally provides that an entity's unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. We adopted this standard prospectively in the first quarter of the fiscal year ending June 30, 2015, its adoption did not have a material impact on our consolidated financial statements.
Liquidity and Capital Resources
The following summarizes information regarding our cash, investments, and working capital (in thousands):

	June 30, 2015	June 30, 2014
Cash and cash equivalent	$76,225	$73,190
Short-term investments	—	32,692
Total cash and investments	$76,225	$105,882
Working capital	$2,564	$56,548
As of June 30, 2015, our principal sources of liquidity consisted of cash and cash equivalents of $76.2 million, accounts receivable, net of $92.7 million and availability of borrowings from the Revolving Facility of $20.6 million as of June 30, 2015. Our principal uses of cash will include repayments of debt and related interest, purchase of finished goods inventory from our contract manufacturers, payroll, restructuring expenses and other operating expenses related to the development, marketing of our products and purchases of property and equipment. We believe that our $76.2 million of cash and cash equivalents at June 30, 2015, cash flows from operations along with the availability of borrowings from the Revolving Facility will be sufficient to fund our principal uses of cash for at least the next 12 months.
The Senior Secured Credit Facilities, as amended, contain financial covenants that require us to maintain a minimum Consolidated Fixed Charge Coverage Ratio and Consolidated Quick Ratio and a maximum Consolidated Leverage Ratio and several other financial and non-financial covenants and restrictions that limit our ability to incur additional indebtedness, create liens upon any of our property, merge, consolidate or sell all or substantially all of our assets, etc.
The Senior Secured Credit Facilities, as amended, also include customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, if any representation or warranty made by us is false or misleading in any material respect, certain insolvency or receivership events affecting Extreme and its subsidiaries, the occurrence of certain material judgments, the occurrence of certain ERISA events, the invalidity of the loan documents or a change in control of our Company.  The amounts outstanding under the Senior Secured Credit Facilities, as amended, may be accelerated upon certain events of default. We believe we are in compliance and expect to remain in compliance with the covenants of the Senior Secured Credit Facilities, as amended, and they are not expected to impact our liquidity or capital resources.
Key Components of Cash Flows and Liquidity
A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Fiscal Year Ended
	June 30, 2015	June 30, 2014	June 30, 2013
Net cash provided by (used in) operating activities	$37,423	$(26,843)	$32,237
Net cash provided by (used in ) investing activities	$21,598	$(126,189)	$16,480
Net cash (used in) provided by financing activities	$(52,470)	$129,580	$(7,391)
Foreign currency effect on cash	$(3,516)	$839	$(119)
Net increase (decrease) in cash and cash equivalents	$3,035	$(22,613)	$41,207
Cash, cash equivalents and short-term investments were $76.2 million at June 30, 2015, representing a decrease of $29.7 million from $105.9 million at June 30, 2014. Cash and cash equivalents increased primarily due to cash provided by operations of $37.4 million and cash provided by investing activities of $21.6 million offset by cash used in financing activities of $52.5 million and foreign currency impact of $3.5 million.

Cash provided by operating activities was $37.4 million compared to cash used in operating activities of $26.8 million in fiscal 2014, an increase of $64.3 million during the year ended June 30, 2015. The current year's net loss of $71.6 million was primarily offset by non-cash expenses such as amortization of intangibles, stock-based compensation, and depreciation. Decreases in accounts receivables and increases in deferred revenue were also factors contributing to the cash provided by operating activities for the year ended June 30, 2015.
Cash flow provided by investing activities of $21.6 million, was mainly due to proceeds from sales and maturities of investments of $32.4 million offset by capital expenditures of $7.2 million and purchase of non-marketable equity investments of $3.0 million.
Cash flow used in financing activities was $52.5 million due to the repayment of debt of $78.7 million and borrowings of $24.0 million on the Revolving Facility for working capital requirements.
Contractual Obligations
The following summarizes our contractual obligations at June 30, 2015, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than Five Years
Contractual Obligations:
Debt obligations	$66,875	11,375	$39,813	$15,687	$—
Interest on debt obligations	5,651	2,406	3,037	208	—
Non-cancelable inventory purchase commitments	69,863	69,863	—	—	—
Non-cancelable operating lease obligations	64,417	10,948	18,579	17,170	17,720
Other liabilities	650	195	390	65	—
Total contractual cash obligations	$207,456	$94,787	$61,819	$33,130	$17,720
Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $69.9 million as of June 30, 2015, an increase of $5.2 million from $64.7 million as of June 30, 2014.
Non-cancelable operating lease obligations represent base rents and operating expense obligations to landlords for facilities we occupy at various locations.
Other liabilities include the Company's commitments towards debt related fees and specific arrangements other than inventory.
The amounts in the table above exclude income tax liabilities related to uncertain tax positions as existing tax attributes of the Company are available to offset any potential income tax obligations.
We did not have any material commitments for capital expenditures as of June 30, 2015.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2015.
Capital Resources and Financial Condition
As of June 30, 2015, we had $76.2 million in cash and cash equivalents. We believe that our current cash, cash equivalents, cash available from future operations along with the availability of borrowings from the Revolving Facility will enable us to meet our working capital requirements for at least the next 12 months.

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
The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 30, 2014. This table does not include money market funds as those funds are generally not consider subject to market risk We did not have any short-term investments or marketable securities as of June 30, 2015. (dollars in thousands)

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
June 30, 2014
Short-term investments	$—	$23,598	$9,094	$32,692	$33,259
Weighted average interest rate	—%	0.91%	0.72%
Debt
At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from our Senior Secured Credit Facilities, as amended, that we entered into on October 31, 2013. Our debt and Senior Secured Credit Facilities, as amended, are fully described in the Note 3 of our Notes to the Consolidated Financial Statements. At June 30, 2015 we had $66.9 million of debt outstanding, all of which was from our Senior Secured Credit Facilities, as amended. Through the end of our fiscal year, the average daily outstanding amount was $94.3 million with a low of $66.9 million and a high of $121.6 million. The fair value of the debt outstanding at June 30, 2015 was $66.9 million. If there were an increase in the interest rates of 0.5% and 1.0% the annualized increase in interest expense on the June 30, 2015 outstanding balance would be $84,000 and $167,000 respectively. Conversely if there was a decrease in interest rates of 0.5% and 1.0% the annualized interest rate on the outstanding balance at June 30, 2015 would decrease by $84,000 and $167,000 respectively.
Exchange Rate Sensitivity
Currently, majority of all of our sales and our expenses are denominated in United States Dollars and, as a result, we have not experienced significant foreign exchange gains and losses to date. While we conduct sales transactions and incur certain operating expenses in foreign currencies and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant, in part because of our foreign exchange risk management process discussed below.
Foreign Exchange Forward Contracts
We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other Income (Expense). We enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. At June 30, 2015, we did not have any forward foreign currency contracts.
Foreign currency transaction gains and losses from operations were a loss of $1.0 million, $1.5 million and $0.9 million in fiscal years 2015, 2014 and 2013, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Extreme Networks, Inc.:

We have audited the accompanying consolidated balance sheets of Extreme Networks, Inc. and subsidiaries (the Company) as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2015. We also have audited the Company’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Extreme Networks, Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Extreme Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Santa Clara, California
September 14, 2015

EXTREME NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$76,225	$73,190
Short-term investments	—	32,692
Accounts receivable, net of allowances of $2,396 at June 30, 2015 and $3,618 at June 30, 2014	92,737	124,664
Inventories	58,014	57,109
Deferred income taxes	760	1,058
Prepaid expenses and other current assets	10,258	14,143
Total current assets	237,994	302,856
Property and equipment, net	39,862	46,554
Intangible assets, net	52,132	87,459
Goodwill	70,877	70,877
Other assets, net	27,795	18,686
Total assets	$428,660	$526,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11,375	$29,688
Accounts payable	40,135	37,308
Accrued compensation and benefits	25,195	26,677
Accrued warranty	8,676	7,551
Deferred revenue, net	76,551	74,735
Deferred distributors revenue, net of cost of sales to distributors	40,875	31,992
Other accrued liabilities	32,623	38,357
Total current liabilities	235,430	246,308
Deferred revenue, less current portion	23,231	22,942
Long-term debt, less current portion	55,500	91,875
Deferred income taxes	2,979	1,264
Other long-term liabilities	7,285	7,331
Commitments and contingencies (Note 5)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 100,284,106 shares issued and outstanding at June 30, 2015 and 96,980,214 shares issued and outstanding at June 30, 2014	100	97
Additional paid-in-capital	865,282	845,267
Accumulated other comprehensive income	(1,291)	(439)
Accumulated deficit	(759,856)	(688,213)
Total stockholders’ equity	104,235	156,712
Total liabilities and stockholders’ equity	$428,660	$526,432
See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	June 30, 2015	June 30, 2014	June 30, 2013
Net revenues:
Product	$418,046	$411,761	$239,955
Service	134,894	107,793	59,388
Total net revenues	552,940	519,554	299,343
Cost of revenues:
Product	225,018	213,673	115,862
Service	48,185	38,552	20,855
Total cost of revenues	273,203	252,225	136,717
Gross profit:
Product	193,028	198,088	124,093
Service	86,709	69,241	38,533
Total gross profit	279,737	267,329	162,626
Operating expenses:
Research and development	93,447	77,146	40,521
Sales and marketing	169,299	156,666	87,202
General and administrative	42,092	40,912	26,725
Acquisition and integration costs	10,205	25,716	—
Restructuring charge, net of reversals	9,819	510	6,836
Amortization of intangibles	17,869	16,711	—
Litigation settlement (income) expense	—	(100)	2,029
Gain on sale of facilities	—	—	(11,539)
Total operating expenses	342,731	317,561	151,774
Operating (loss) income	(62,994)	(50,232)	10,852
Interest income	541	751	1,070
Interest expense	(3,177)	(2,085)	—
Other (expense) income, net	(1,206)	(1,555)	(571)
(Loss) Income before income taxes	(66,836)	(53,121)	11,351
Provision for income taxes	4,807	4,189	1,678
Net (loss) income	$(71,643)	$(57,310)	$9,673
Basic and diluted net (loss) income per share:
Net (loss) income per share – basic	$(0.72)	$(0.60)	$0.10
Net (loss) income per share – diluted	$(0.72)	$(0.60)	$0.10
Shares used in per share calculation – basic	99,000	95,515	93,954
Shares used in per share calculation – diluted	99,000	95,515	95,044
 See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended
	June 30, 2015	June 30, 2014	June 30, 2013
Net (loss) income:	$(71,643)	$(57,310)	$9,673
Other comprehensive income, net of tax:
Available for sale securities:
Change in unrealized (loss) gain on available for sale securities, net of taxes	(26)	136	(327)
Reclassification of adjustment for realized net gains on available for sale securities included in net (loss) income	—	158	—
Net change in unrealized gain (loss) on available for sale securities, net of taxes	(26)	294	(327)
Net change in net foreign currency translation adjustment	(826)	644	(189)
Other comprehensive (loss) income	(852)	938	(516)
Total comprehensive (loss) income	$(72,495)	$(56,372)	$9,157
See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2012	133,965	$134	$970,609	$(861)	$(640,576)	$179,640
Net income	—	—	—	—	9,673	9,673
Other comprehensive loss, net	—	—	—	(516)	—	(516)
Exercise of options to purchase common stock	2,045	2	6,137	—	—	6,139
Issuance of common stock under employee stock purchase plan	605	1	1,699	—	—	1,700
Issuance of restricted stock, net of repurchases	712	1	(751)	—	—	(750)
Repurchase of common stock	(4,069)	(4)	(14,475)	—	—	(14,479)
Share-based payments	—	—	7,738	—	—	7,738
Retirement of treasury shares	(39,632)	(40)	(149,626)	—	—	—
Balances at June 30, 2013	93,626	$94	$821,331	$(1,377)	$(630,903)	189,145
Net loss	—	—	—	—	(57,310)	(57,310)
Other comprehensive income, net	—	—	—	938	—	938
Exercise of options to purchase common stock	1,791	2	6,436	—	—	6,438
Issuance of common stock under employee stock purchase plan	762	—	3,166	—	—	3,166
Issuance of restricted stock	801	1	(1,588)	—	—	(1,587)
Share-based payments			15,922	—	—	15,922
Balances at June 30, 2014	96,980	$97	$845,267	$(439)	$(688,213)	$156,712
Net loss	—	—	—	—	(71,643)	(71,643)
Other comprehensive income, net	—	—	—	(852)	—	(852)
Exercise of options to purchase common stock	447	—	1,392	—	—	1,392
Issuance of common stock under employee stock purchase plan	1,138	2	3,578	—	—	3,580
Issuance of restricted stock	1,719	1	(2,756)	—	—	(2,755)
Share-based payments	—	—	17,801	—	—	17,801
Balances at June 30, 2015	100,284	$100	$865,282	$(1,291)	$(759,856)	$104,235
See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	June 30, 2015	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net (loss) income	$(71,643)	$(57,310)	$9,673
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Decrease in accrued investment income	197	923	1,600
Depreciation	12,832	10,628	4,543
Amortization of intangible assets	35,951	28,771	1,488
Allowance for doubtful accounts and sales returns	4,246	2,366	(173)
Deferred income taxes	1,871	(61)	(35)
Stock-based compensation	17,801	15,922	7,353
Loss (gain) on disposition of long lived assets, net	1,298	2,226	(11,285)
Non-cash interest expense	247	173	—
Unrealized (gain)/loss on foreign exchange transactions	(1,290)	405	291
Changes in operating assets and liabilities, net
Accounts receivable	27,681	(56,116)	(6,304)
Inventories	(904)	(7,280)	10,442
Prepaid expenses and other assets	(2,240)	2,288	1,877
Accounts payable	2,827	(4,234)	7,726
Accrued compensation and benefits	(1,482)	(570)	95
Accrued warranty	1,125	3,385	425
Deferred revenue, net	2,104	18,689	2,127
Deferred revenue, net of cost of sales to distributors	8,883	13,537	2,069
Other long-term liabilities	(2,081)	(585)	325
Net cash provided by (used in) operating activities	37,423	(26,843)	32,237
Cash flows provided by (used in) investing activities:
Capital expenditures	(7,205)	(22,373)	(12,737)
Acquisition, net of cash acquired	—	(180,000)	—
Purchases of investments	—	(9,045)	(57,712)
Purchases of non-marketable equity investments	(3,000)	—	—
Proceeds from maturities of investments and marketable securities	23,321	28,722	16,367
Proceeds from sales of investments and marketable securities	9,051	56,594	28,528
Purchases of intangible assets	(569)	(87)	(625)
Proceeds from sales of facilities	—	—	42,659
Net cash provided by (used in) investing activities	21,598	(126,189)	16,480
Cash flows (used in) provided by financing activities:
Borrowings under Revolving Facility	24,000	83,000	—
Borrowings under Term Loan	—	65,000	—
Repayment of debt	(78,688)	(26,437)	—
Proceeds from issuance of common stock, net	2,218	8,017	7,084
Repurchase of common stock	—	—	(14,475)
Net cash (used in) provided by financing activities	(52,470)	129,580	(7,391)

Foreign currency effect on cash	(3,516)	839	(119)

Net increase (decrease) in cash and cash equivalents	3,035	(22,613)	41,207

Cash and cash equivalents at beginning of period	73,190	95,803	54,596
Cash and cash equivalents at end of period	$76,225	$73,190	$95,803
Supplemental disclosure of cash flow information:
Interest paid	$2,361	$1,852	$—
Cash paid for taxes, net	$1,582	$2,864	$1,534

Non-cash investing activities:
Unpaid capital expenditures	$316	$310	$7,001
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
Fiscal Year
The Company uses a fiscal calendar year ending on June 30. All references herein to "fiscal 2015" or "2015"; “fiscal 2014” or “2014”; "fiscal 2013" or "2013" represent the fiscal years ending June 30, 2015, 2014 and 2013, respectively .
Principles of Consolidation
The consolidated financial statements include the accounts of Extreme Networks and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.
The Company predominantly uses the United States Dollar as its functional currency. The functional currency for certain of its foreign subsidiaries is the local currency. For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated to United States Dollars at current month end rates of exchange; and revenue and expenses are translated using the monthly average rate.
Certain balances included in the consolidated balance sheets and consolidated statements of cash flows related to deferred income taxes and restructuring liabilities for prior periods have been reclassified to conform to the current period presentation. Specifically, in the consolidated balance sheet, restructuring liabilities which was presented separately has been included in other accrued liabilities while deferred income taxes, which was part of Other long-term liabilities, is now presented separately.  In the consolidated statement of cash flows, the changes in operating assets and liabilities for Other long-term liabilities includes the changes in restructuring liabilities and other accrued liabilities which were previously disclosed separately.
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
The acquisition has been accounted for using the acquisition method of accounting. The purchase price allocation as of the Acquisition Date is set forth in the table below and reflects various fair value estimates. These estimates were determined through established and generally accepted valuation techniques, including work performed by third-party valuation specialists. All valuations were considered finalized as of September 30, 2014.
The following table below summarizes the allocation as of September 30, 2014 of the tangible and identifiable intangible assets acquired and liabilities assumed:

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2014
Cash	$7,397
Receivables	23,271
Inventory	33,662
Other current assets	7,374
Property and equipment	21,293
Identifiable intangible assets	108,900
In-process research and development	3,000
Deferred tax assets	9
Other assets	7,343
Goodwill	70,877
Current liabilities	(81,535)
Other long-term liabilities	(14,194)
Total purchase price allocation	$187,397
Less: Cash acquired from acquisition	(7,397)
Total purchase price consideration, net of cash acquired	$180,000
There were no adjustments to the allocation of assets acquired or liabilities assumed from June 30, 2014 through the time the Company finalized the allocation as of September 30, 2014.
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
The Company had an indefinite-lived asset of $3.0 million as of the Acquisition Date which represents the fair value of in-process research and development activities.  The Company completed the research and development efforts in the fourth quarter of fiscal 2014 and has determined that the asset is an identifiable intangible asset with an estimated useful life of three years. The

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

results of operations of Enterasys are included in the consolidated results of operations beginning October 31, 2013. For the year ended June 30, 2014, $227.7 million of revenue and $13.5 million of operating income from Enterasys are included in the consolidated statement of operations. The Company incurred $6.0 million of acquisition-related expenses for the year ended June 30, 2014. Such acquisition-related costs are included in "Acquisition and integration costs" on the consolidated statement of operations. The costs, which the Company expensed as incurred, consist primarily of professional fees payable to financial and legal advisors.
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
The Company derives the majority of its revenue from sales of its networking equipment, with the remaining revenue generated from service fees relating to maintenance service contracts, professional services, and training for its products. The Company generally recognizes product revenue from its value-added resellers, non-stocking distributors and end-user customers at the time of shipment, provided that persuasive evidence of an arrangement exists, delivery has occurred, the price of the product is fixed or determinable, and collection of the sales proceeds is reasonably assured. In instances where the criteria for revenue recognition are not met, revenue is deferred until all criteria have been met. As of June 30, 2015 and 2014, the Company’s total deferred product revenue from customers other than distributors was $6.1 million and $4.1 million, respectively. As of June 30, 2015 and 2014, the Company’s total deferred revenue for services, primarily from service contracts, was $87.4 million and $89.7 million, respectively. Sales taxes collected from customers are excluded from revenues.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company sells its products and maintenance service contracts to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock its products and sell primarily to resellers. The Company defers recognition of revenue on all sales to its stocking distributors until the distributors sell the product, as evidenced by “sales-out” reports that the distributors provide. The Company grants these distributors the right to return a portion of unsold inventory for the purpose of stock rotation and certain price protection rights. The distributor-related deferred revenue and receivables are adjusted at the time of the stock rotation return or price reduction. The Company also provides distributors with credits for changes in selling prices based on competitive conditions, and allows distributors to participate in cooperative marketing programs. The Company maintains estimated accruals and allowances for these exposures based upon the Company's historical experience. In connection with cooperative advertising programs, if the Company does not meet the criteria for recognizing the expense as marketing expense the costs are recorded as a reduction to revenue in the same period that the related revenue is recorded.
The second tier of the distribution channel consists of a non-stocking distributors and value-added resellers that sell directly to end-users. For product sales to non-stocking distributors and value-added resellers, the Company does not grant return privileges, except for defective products during the warranty period, nor does the Company grant pricing credits. Accordingly, the Company recognizes revenue upon transfer of title and risk of loss or damage, generally upon shipment. In connection with cooperative advertising programs and certain price protection rights that may occur under contractual arrangements with its resellers, if the Company does not meet the criteria for recognizing the expense as marketing expense, the costs are recorded as a reduction to revenue in the same period that the related revenue is recorded.
Allowance for Sales Returns
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
The following table is a summary of our allowance for sales returns (in thousands).

Description	Balance at beginning of period	Additions	(Deductions)	Balance at end of period
Year Ended June 30, 2015:
Allowance for sales returns	$2,700	3,306	(4,926)	$1,080
Year Ended June 30, 2014:
Allowance for sales returns	777	3,063	(1,140)	$2,700
Year Ended June 30, 2013:
Allowance for sales returns	$1,262	$130	$(615)	$777
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

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a summary of the allowance for doubtful accounts (in thousands).

Description	Balance at beginning of period	Charges to bad debt expenses	(Deductions) (1)	Balance at end of period

Year Ended June 30, 2015:
Allowance for doubtful accounts	$918	940	(542)	$1,316
Year Ended June 30, 2014:
Allowance for doubtful accounts	475	468	(25)	$918
Year Ended June 30, 2013:
Allowance for doubtful accounts	$384	$312	$(221)	$475

(1) Uncollectible accounts written off, net of recoveries
Concentrations
The Company may be subject to concentration of credit risk as a result of certain financial instruments consisting of accounts receivable and short-term investments. The Company does not invest an amount exceeding 10% of its combined cash or cash equivalents in the securities of any one obligor or maker, except for obligations of the United States government, obligations of United States government agencies and money market accounts.
The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.
The following table sets forth major customers accounting for 10% or more of our net revenue:

	Year Ended
	June 30, 2015	June 30, 2014	June 30, 2013
Tech Data Corporation	15%	11%	10%
Westcon Group Inc.	15%	11%	16%
Scansource, Inc.	*	*	12%

* Less than 10% of net revenue
The following table sets forth major customers accounting for 10% or more of our accounts receivable balance.

	As of
	June 30, 2015	June 30, 2014
Westcon Group Inc.	27%	19%
Tech Data Corporation	*	13%
* Less than 10% of accounts receivable
Inventory Valuation
The Company's inventory balance as of June 30, 2015 and 2014 was $58.0 million and $57.1 million, respectively. The Company values its inventory at lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company has established inventory allowances primarily determined by the age of inventory or when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Any written down or obsolete inventory subsequently sold has not had a material impact on gross margin for any of the periods disclosed.
The following is a summary of our inventory by category (in thousands).

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30
	2015	2014
Finished goods	$55,301	$56,298
Raw materials	2,713	811
Total Inventory	$58,014	$57,109
Cash Equivalents, Short-Term Investments and Marketable Securities
The following is a summary of Cash and Available-for-Sale Securities (in thousands)

	June 30
	2015	2014
Cash	$71,455	$72,623

Cash equivalents	4,770	567
Short-term investments	—	32,692
Total available-for-sale	$4,770	$33,259

Total cash and available for sale securities	$76,225	$105,882
Available-for-Sale Securities
The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
June 30, 2015
Money market funds	$4,770	$4,770	$—	$—
Classified as:
Cash equivalents	$4,770	$4,770	$—	$—

June 30, 2014
Money market funds	$567	$567	$—	$—
U.S. corporate debt securities	32,578	32,692	114	—
	$33,145	$33,259	$114	$—
Classified as:
Cash equivalents	$567	$567	$—	$—
Short-term investments	32,578	32,692	114	—
	$33,145	$33,259	$114	$—
The Company did not have any available-for sale investments in debt securities at June 30, 2015.
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

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income into earnings using the specific identification method. Realized gains or losses recognized on the sale of investments were not significant for fiscal 2015, 2014 or 2013. As of June 30, 2015, the Company did not hold any investment securities. As of June 30, 2014, there were two out of 18 investment securities that had unrealized losses for less than 12 months. For investments that were in an unrealized loss position as of June 30, 2014, the Company recorded an other-than-temporary impairment loss of $158,000 during the year ended June 30, 2014.
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
The Company did not hold any financial liabilities that required measurement at fair value on a recurring basis. The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

June 30, 2015	Level 1	Level 2	Level 3	Total
Assets
Investments:
Money market funds	$4,770	$—	$—	$4,770
Investment in non-marketable equities	—	—	3,000	3,000
Total	$4,770	$—	$3,000	$7,770

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2014	Level 1	Level 2	Level 3	Total
Assets
Investments:
Money market funds	$567	$—	$—	$567
Corporate notes/bonds	—	32,692	—	32,692
Foreign currency forward contracts	—	21	—	21
Total	$567	$32,713	$—	$32,280
Level 2 investments: the Company includes U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations for which quoted prices are available as Level 2. There were no transfers of assets or liabilities between Level 1 and Level 2 during the fiscal years 2015 or 2014.
The fair value of the borrowings under the credit facility is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. The carrying amount and estimated fair value of the Company’s total long-term indebtedness, including current portion was $66.9 million and $121.6 million as of June 30, 2015 and 2014, respectively.
Level 3 investments: the Company reflects a non-marketable equity investment as Level 3 in the fair value hierarchy as it is based on unobservable inputs that market participants would use in pricing this asset due to the absence of recent comparable market transactions and inherent lack of liquidity. During the third quarter of fiscal 2015, the Company obtained a $3.0 million equity interest in a company that operates in the enterprise software platform industry.  The Company has not entered into any other transactions with the entity that are considered significant to the Company’s consolidated financial statements.
Significant inputs and assumptions were used in management’s estimate of the enterprise value used to calculate the present value of the asset. Significant changes in any Level 3 input or assumption would result in increases or decreases to fair value measurements for this asset.
There were no transfers of assets or liabilities between Level 3 and either Level 1 or Level 2 during the fiscal years 2015 or 2014.
Certain of the Company's assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated. There were no impairments recorded for the fiscal years 2015 or 2014.
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

	June 30, 2015	June 30, 2014
Computer equipment	$32,753	$27,319
Purchased software	5,425	10,859
Office equipment, furniture and fixtures	10,908	28,813
Leasehold improvements	24,293	29,029
	73,379	96,020
Less: accumulated depreciation and amortization	(33,517)	(49,466)
Property and equipment, net	$39,862	$46,554

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The following table reflects the changes in the carrying amount of goodwill (in thousands):

	June 30, 2015	June 30, 2014
Balance at beginning of period	$70,877	$—
Acquisition of Enterasys (Note 2)	—	70,877
Balance at end of period	$70,877	$70,877
The following tables summarize the components of gross and net intangible asset balances (in thousands):

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2015
Developed technology	1.2 years	$48,000	$28,194	$19,806
Customer relationships	1.3 years	37,000	20,556	16,444
Maintenance contracts	3.3 years	17,000	5,667	11,333
Trademarks	1.3 years	2,500	1,389	1,111
Order backlog	0.3 years	7,400	6,967	433
License Agreements	10.2 years	10,924	8,620	2,304
Other Intangibles	3.8 years	2,684	1,983	701
		$125,508	$73,376	$52,132

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2014
Developed technology	2.2 years	$48,000	$11,028	$36,972
Customer relationships	2.3 years	37,000	8,222	28,778
Maintenance contracts	4.3 years	17,000	2,267	14,733
Trademarks	2.3 years	2,500	555	1,945
Order backlog	1.3 years	7,400	5,667	1,733
License Agreements	11.2 years	10,447	8,141	2,306
Other Intangibles	4.8 years	2,547	1,555	992
		$124,894	$37,435	$87,459
Amortization expense was $35.9 million, $28.8 million and $1.5 million in fiscal years 2015, 2014 and 2013, respectively. Of the total amount recognized, $17.2 million, $11.9 million and $1.5 million is included in "Cost of revenues for products" on the consolidated statements of operations in fiscal years 2015, 2014 and 2013, respectively, while the remainder of the amortization expense is included in "Amortization of intangibles" on the consolidated statement of operations. The amortization expense for developed technology, patents, license agreements and other intangibles is recognized in "Cost of revenues for products" on the consolidated statement of operations. The estimated future amortization expense to be recorded for each of the next five years is as follows (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the fiscal year ending:
2016	$32,412
2017	13,254
2018	3,724
2019	1,457
2020	324
Thereafter,	961
Total	$52,132
(c) Other Assets
Other assets primarily consists of service inventory and long term deposits. The Company holds service inventory to support customers who have purchased service contracts with a hardware replacement element, as well as to support our warranty program. See Inventory Valuation above in this footnote for additional information. The Company held service inventory of $18.1 million and $11.4 million as of June 30, 2015 and 2014, respectively.
Deferred Revenue, Net
Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenue when the revenue recognition criteria have not been met. The following table summarizes deferred revenue, net as of June 30, 2015 and 2014, respectively, (in thousands):

	June 30, 2015	June 30, 2014
Deferred services	$87,441	$89,657
Deferred product and other revenue	12,341	8,020
Total deferred revenue	99,782	97,677
Less: current portion	76,551	74,735
Non-current deferred revenue, net	$23,231	$22,942
The Company offers for sale to its customers, renewable support arrangements, including extended warranty contracts that range generally from one to five years. Deferred support revenue is included within deferred revenue, net within the services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Year Ended
	June 30, 2015	June 30, 2014
Balance beginning of period	$89,657	$38,003
Assumed from acquisition	—	35,879
New support arrangements	119,906	113,412
Recognition of support revenue	(122,122)	(97,637)
Balance end of period	87,441	89,657
Less: current portion	64,210	66,715
Non-current deferred revenue	$23,231	$22,942
Deferred Distributors Revenue, Net of Cost of Sales to Distributors
At the time of shipment to distributors, the Company records a trade receivable at the contractual discount to list selling price since there is a legally enforceable obligation from the distributor to pay on a current basis for product delivered. The Company relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor, and the Company records deferred revenue and deferred cost of sales in “Deferred distributors revenue, net of cost of sales to distributors” in the liability section of its consolidated balance sheets. Deferred distributors revenue, net of cost of sales to distributors effectively represents the gross margin on the sale to the distributor; however, the amount of gross margin the Company recognizes in future periods will frequently be less than the originally recorded deferred distributors revenue, net of cost of sales to distributors as a result of price concessions negotiated at time of sell-through to end customers. The Company sells each item in its product catalog to all of its distributors worldwide at contractually discounted prices. However, distributors resell the Company’s products to end customers at a very broad range of individually negotiated price points based on customer, product, quantity, geography, and other

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

competitive conditions which results in the Company remitting back to the distributors a portion of their original purchase price after the resale transaction is completed. Thus, a portion of the deferred revenue balance represents a portion of distributors’ original purchase price that will be remitted back to the distributors in the future. The wide range and variability of negotiated price credits granted to distributors does not allow the Company to accurately estimate the portion of the balance in the deferred revenue that will be remitted to the distributors. Therefore, the Company does not reduce deferred revenue by anticipated future price credits; instead, price credits are recorded against revenue when incurred, which is generally at the time the distributor sells the product.
The following table summarizes deferred distributors revenue, net of cost of sales to distributors as of June 30, 2015 and 2014, respectively (in thousands):

	Year Ended
	June 30, 2015	June 30, 2014
Deferred distributors revenue	$53,366	$40,715
Deferred cost of sales to distributors	(12,491)	(8,723)
Total deferred distributors revenue, net of cost of sales to distributors	$40,875	$31,992
Debt
The Company's debt is comprised of the following:

	Year Ended
	June 30, 2015	June 30, 2014
Current portion of long-term debt:
Term Loan	$11,375	$5,688
Revolving Facility	—	24,000
Current portion of long-term debt	$11,375	$29,688

Long-term debt, less current portion:
Term Loan	$45,500	$56,875
Revolving Facility	10,000	35,000
Total long-term debt, less current portion	$55,500	$91,875
Total debt	$66,875	$121,563
The Company's debt repayment schedule by period is as follows (in thousands):

For the fiscal year ending:
2016	$11,375
2017	17,875
2018	21,938
2019	15,687
Total	$66,875
On October 31, 2013, the Company entered into a credit agreement which provides for a $60 million five-year Revolving Facility and a $65 million five-year Term Loan (together the “Senior Secured Credit Facilities”).  The Company used the proceeds from the Term Loan and also drew $35 million of the Revolving Facility for the purchase of all of the issued and outstanding capital stock of Enterasys.
In the fourth quarter of fiscal 2015, the Company amended the Senior Secured Credit Facilities. The amendment, among other items, reduced the lenders commitment by $10.0 million to a total of $115.0 million. The amended commitment provides for a $50 million five-year Revolving Facility. Borrowings under the Senior Secured Credit Facilities, as amended, bear interest, at the Company's election, at a rate per annum equal to an agreed to applicable margin plus (a) the higher of the prime rate in effect on such day or the federal funds effective rate in effect on such day plus 0.75% or (b) an adjusted Libor rate. In addition, the Company is required to pay a commitment fee of between 0.375% and 0.50% quarterly (currently 0.50%) on the unused portion

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the Revolving Facility, also based on the Company’s Consolidated Leverage Ratio.  Principal installments are payable on the Term Loan in varying percentages quarterly starting December 31, 2013 and to the extent not previously paid, all outstanding balances are to be paid at maturity. If not repaid before maturity, the draws on the Revolving Facility shall be repaid on the original maturity date. The Senior Secured Credit Facilities, as amended, are secured by substantially all of the Company’s assets and are jointly and severally guaranteed by the Company and certain of its subsidiaries.
The Senior Secured Credit Facilities, as amended contain financial covenants that require the Company to maintain a minimum Consolidated Fixed Charge Coverage Ratio and a Consolidated Quick Ratio and a maximum Consolidated Leverage Ratio as well as several other financial and non-financial covenants and restrictions that limit the Company’s ability to incur additional indebtedness, create liens upon any of its property, merge, consolidate or sell all or substantially all of its assets, etc.  These covenants, which are described more fully in the Senior Secured Credit Facilities, as amended, (incorporated herein by reference on Form 8-K) to which reference is made for a complete statement of the covenants, are subject to certain exceptions. The Company is in compliance with its covenants.
The Senior Secured Credit Facilities, as amended, also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, if any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, the occurrence of certain ERISA events, the invalidity of the loan documents or a change in control of the Company.  The amounts outstanding under the Senior Secured Credit Facilities, as amended, may be accelerated upon certain events of default.
Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. The Company incurred $1.3 million of financing costs related to the initial Senior Secured Credit Facilities during the year ended June 30, 2014. During the year ended June 30, 2015, in conjunction with the amending of the Senior Secured Credit Facilities noted above, the Company incurred an additional $0.5 million of costs. Amortization of deferred financing costs is included in "Interest expense" in the consolidated statements of operations, totaled $0.4 million and $0.2 million in fiscal years 2015 and 2014, respectively.
The Company had $0.9 million of outstanding letters of credit as of June 30, 2015 and 2014.
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
Upon issuance of a standard product warranty, the Company discloses and recognizes a liability for the obligations it assumes under the product warranty. The following table summarizes the activity related to the Company’s product warranty liability during fiscal years 2015 and 2014:

	Year ended
	June 30, 2015	June 30, 2014
Balance beginning of period	$7,551	$3,296
Assumed from acquisition	—	3,702
New warranties issued	8,822	6,225
Warranty expenditures	(7,697)	(5,672)
Balance end of period	$8,676	$7,551
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

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on its operating results or financial position.
Other Accrued Liabilities
The following are the components of other accrued liabilities (in thousands):

	June 30, 2015	June 30, 2014
Accrued general and administrative costs	$1,204	$4,018
Restructuring	5,854	322
Other accrued liabilities	25,565	34,017
Total	$32,623	$38,357
Advertising
Cooperative advertising expenses are recorded as marketing expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Cooperative advertising obligations with customers are accrued and the costs expensed at the time the related revenue is recognized. If the Company does not meet the criteria for recognizing such cooperative advertising obligations as marketing expense, the costs are recorded as a reduction of revenue. All other advertising costs are expensed as incurred. Advertising expenses were $0.5 million, $0.5 million and $0.2 million in fiscal years 2015, 2014 and 2013, respectively.
4. Recently Issued Accounting Pronouncements
In May 2014, the FASB, jointly with the International Accounting Standards Board, issued Accounting Standard Update No. 2014-09 (Topic 606) - Revenue from Contracts with Customers ("ASU 2014-09"). This ASU's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance will require significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of the effective date of the new standard. The new standard will be effective for the Company’s fiscal 2019, with early adoption permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the potential effect on its consolidated financial statements from adoption of this standard.
In November 2014, the FASB has issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and provide certain disclosures when there is substantial doubt about the entity’s ability to continue as a going concern. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The Company does not believe adoption of this standard will have a material impact on its consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02 which provides consolidation guidance and changes the way reporting enterprises evaluate consolidation for limited partnerships, investment companies and similar entities, as well as variable interest entities. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2015. The Company does not believe adoption of this standard will have a material impact on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures). The ASU will not apply to inventories that are measured by using either the last-in, first-out ("LIFO") method or the retail inventory method ("RIM"). The ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Early application of the ASU is permitted. Upon transition, entities must disclose the nature of and reason for the accounting change. The Company does not believe adoption of this standard will have a material impact on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03 - Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 requires retrospective adoption and will be effective

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not believe adoption of this standard will have a material impact on its consolidated financial statements.
Recently adopted accounting pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). This ASU provides guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. The ASU generally provides that an entity's unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. The Company adopted this standard prospectively in the first quarter of its fiscal year ending June 30, 2015, its adoption did not have a material impact on the consolidated financial statements.
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
Future annual minimum lease payments under all non-cancelable operating leases having initial or remaining lease terms in excess of one year at June 30, 2015 were as follows (in thousands):

Future Lease Payments
Fiscal 2016	$10,948
Fiscal 2017	9,626
Fiscal 2018	8,953
Fiscal 2019	8,652
Fiscal 2020	8,518
Thereafter	17,720
Total minimum payments	$64,417
Rent expense was $11.1 million, $10.2 million and $5.9 million in fiscal years 2015, 2014 and 2013, respectively.
Purchase Commitments
The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. The arrangements allow them to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to the purchase of long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of June 30, 2015, the Company had non-cancelable commitments to purchase $69.9 million of such inventory, which will be received and consumed during the first half of fiscal 2016.
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

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Intellectual Property Litigation
Net Navigation Systems, LLC
On April 23, 2014, Net Navigation Systems, LLC (“Net Navigation”) filed a complaint against Extreme Networks, Inc. in the Eastern District of Texas. In the Complaint, the plaintiff asserts infringement of U.S. Patent No. 6,625,122 (“the ’122 Patent”), entitled “Selection of Data for Network Transmission,” which issued on September 23, 2003. Although somewhat vague, the Complaint identifies the following products as accused of infringing the ‘122 Patent: “Networking products capable of providing priority to different data flows based on bandwidth.” The Complaint also states that Extreme has infringed by “making, selling, and causing its customers to use networking products capable of providing priority to different data flows based on bandwidth, such as, without limitation, the Black Diamond X8 and the Black Diamond 8000 Series of switches and routers.” The Complaint also asserts infringement of U.S. Patent No. 6,434,145 (“the ’145 Patent”), entitled “Processing of Network Data by Parallel Processing Channels,” which issued on August 13, 2002. Again, although somewhat vague, the Complaint states that Extreme has infringed by “making, using, importing, selling, and/or offering for sale in the United States, including within this judicial district, networking products that use parallel processing channels, such as, without limitation, the Black Diamond X8 and the Black Diamond 8000 Series of switches and routers.” Net Navigation, a non-practicing entity, sought injunctive relief as well as monetary damages, cost, expenses and attorney fees, although the complaint sought no quantified amount. On April 9, 2015, a confidential settlement agreement was reached between Extreme and Net Navigation (the “Settlement Agreement”). The Settlement Agreement required Extreme pay an immaterial amount in return for IP rights to the Net Navigation portfolio. The Net Navigation suit against the Company was formally dismissed on April 5, 2015, as required by the Settlement Agreement.
Selene Communication Technologies, LLC
On April 7, 2014, Selene Communication Technologies, LLC (“Selene”), filed a complaint in the US District Court for the District of Delaware against Extreme and Enterasys asserting a cause of action for infringement of United States Patent No. 7,143,444 (the “444 Patent”). Selene also sued a number of other technology companies including Cisco for infringement of the 444 Patent. Selene, a non-practicing entity, sought injunctive relief as well as monetary damages, costs, expenses and attorney fees, although the complaint sought no quantified amount. The Company denied the claims. The Company is a member of RPX Corporation’s (“RPX”) network of clients, who procure patent risk management services from RPX. On September 30, 2014, RPX signed an agreement on behalf of its members (including Extreme) with Selene to resolve the litigation cases against its members by Selene and to obtain a license for all RPX members to the 444 Patent and its foreign counterparts. As a result, a release agreement was finalized on November 19, 2014 and the litigation was dismissed in US District court for the District of Delaware on November 20, 2014.
Wetro LAN LLC
On Mar 23, 2015, Wetro LAN LLC (Wetro), a non-practicing entity, filed a complaint against Extreme in the Eastern District of Texas asserting infringement of United States Patent No. 6,795,918 (the “918 Patent”). Wetro alleges that Extreme “makes, uses, provides, offers for sale, and sells their product entitled Extreme Networks- Altitude 4700 Series Access Points and similarly situated wireless routers” and thereby has infringed the '918 Patent. Wetro filed suit against a number of other technology companies in January and February 2015 for infringement of the "918 patent.
On June 29, 2015, RPX signed an agreement on behalf of its members (including Extreme) with Wetro to resolve the litigation cases against its members by Wetro and to obtain a license for all RPX members to the '918 Patent and its foreign counterparts. As a result, a release agreement between Wetro and Extreme has been executed and the matter was dismissed on August 5, 2015.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unify U.S. Holdings, Inc. (formerly known as Enterprise Networks Holdings, Inc.)
On or about April 8, 2015, the Company filed a lawsuit against Unify U.S. Holdings, Inc. (formerly known as Enterprise Networks Holdings, Inc.) (“Seller”) for breach of, and indemnification by Seller under, the purchase agreement, between Seller and Company, for Company’s purchase of Enterasys Networks, Inc. and its subsidiaries (the “Purchase Agreement”). The complaint alleged numerous claims for indemnification resulting from Seller’s violations of certain clauses in the Purchase Agreement and Seller’s failure to make accurate and proper disclosures as required by the Purchase Agreement. The Company was compelled to file this action to perfect and preserve the Company’s right to indemnification by Seller under the Purchase Agreement. Although the Company’s complaint did not quantify the amount being sought, the complaint sought, among other things, monetary damages, costs, expenses and attorney fees in connection with each of the claims (the “Unify Indemnification Suit”). The Unify Indemnification Suit was settled by the parties on June 18, 2015, providing for Seller to defend Extreme for certain matters under certain conditions.
Commonwealth of Kentucky
On or about February 3, 2014, a class action lawsuit was filed in the Commonwealth of Kentucky against Enterasys Networks, Inc. and two other defendants. The complaint alleges that Enterasys and its subcontractor, TJL Information Technologies, Inc., d.b.a. Unbridled Information Technologies (“Subcontractor”), violated Kentucky’s wage and hour laws and failed to pay the prevailing wage in violation of the Kentucky State Prevailing Wage Act (the “Act”) on various public works projects for a number of Kentucky government agencies since January 2010. Plaintiffs also allege common law actions for quantum merit and unjust enrichment and they seek monetary damages, costs, expenses and attorney fees, although there was no quantified amount identified. One of the defendants, Integrated Facility Systems, LLC (“IFS”), has filed a cross-claim against Enterasys. The Company denies the claims and has filed answers to both the complaint and cross-claim on April 16, 2014. In addition, Company filed a cross-claim for indemnity against IFS and the Subcontractor. This litigation is in the early stages of discovery. Furthermore, as set forth above, the Company made a claim for indemnification to Unify U.S. Holdings, Inc. (formerly known as Enterprise Networks Holdings, Inc.) (“Seller”), which claim arises pursuant to the stock purchase agreement between Seller and Extreme in connection with Extreme’s purchase of Enterasys (the “Unify Indemnification Suit”). The Unify Indemnification Suit was subsequently settled by Extreme and Seller on June 18, 2015. Given the preliminary nature of the lawsuit, it is premature to assess the likelihood of a particular outcome.
2002 - 2009 ICMS Tax Assessment Matters
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
Given the preliminary nature of the lawsuit, it is premature to assess the likelihood of a particular final outcome. Based on the currently available information, the Company believes the ultimate outcome of this audit will not have material adverse effect on the Company's financial position or overall results of operations. The range of the potential total tax liability related to these matters is estimated to be from US $0 million to US $9.0 million, of which the Company believes US $4.3 million is the best estimate within the range and has recorded an accrual as of the Acquisition Date of Enterasys as such matter relates to the period before the acquisition.
Extreme made a demand on April 11, 2014 for a defense from, and indemnification by, Seller of these 2002-2009 ICMS Tax Assessment matters. Seller agreed to assume the defense of these 2002-2009 ICMS Tax Assessment Matters on May 20, 2014. In addition, through the settlement of the Unify Indemnification Suit on June 18, 2015, Seller has agreed to continue to defend Extreme in this matter and to indemnify Extreme for losses related thereto subject to certain conditions.
Indemnification Obligations
Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals' reasonable legal expenses and

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

possibly damages and other liabilities incurred in connection with these matters. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of these claims. The cost to defend the Company and the named individuals could have a material adverse effect on its consolidated financial position, results of operations and cash flows in the future. Recovery of such costs under its directors and officers’ insurance coverage is uncertain. As of June 30, 2015, the Company had no outstanding indemnification claims.
6. Stockholders’ Equity
Preferred Stock
In April 2001, in connection with the entering into of the Company's Rights Agreement, the Company authorized the issuance of preferred stock. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to provide for the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions on these shares. As of June 30, 2015, no shares of preferred stock were outstanding.
Stockholders’ Rights Agreement
On November 27, 2012, the Company's Board of Directors adopted an Amended and Restated Rights Agreement (the “Restated Rights Plan”), between Extreme Networks and Computershare Inc. (Successor-in-interest to Computershare Shareholder Services LLC) as the rights agent (the “Rights Agent”). The Restated Rights Plan governs the terms of each right (“Right”) that has been issued with respect to each share of Common Stock of Extreme Networks. Each Right initially represents the right to purchase one one-thousandth of a share of Series A Preferred Stock of Extreme Networks. The Restated Rights Plan replaces in its entirety the Rights Agreement, dated as of April 27, 2001, as amended on June 30, 2010 and April 26, 2011 between Extreme Networks and Mellon Investor Services LLC (the “Prior Rights Plan”). The Board reviewed the necessity of the provision of the Prior Rights Plan adopted to preserve the value of Extreme Networks' deferred tax assets, including its net operating loss carry forwards, with respect to its ability to fully use its tax benefits to offset future income may be limited if it experiences an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986 as a result of ordinary buying and selling of Extreme Networks' common stock. Following its review, the Board decided it was necessary and in the best interests of Extreme Networks and its stockholders to enter into the Restated Rights Plan. The Restated Rights Plan incorporates the Prior Rights Plan and the amendments thereto into a single agreement and extended the term of the Prior Rights Plan to April 30, 2013. The Company's stockholders voted to extend the term of the Restated Rights Plan from April 30, 2013 to April 30, 2014 at our 2012 Annual Meeting of Stockholders, and the Restated Rights Plan was amended effective April 30, 2013 to reflect the extension of the term. The Board of Directors have unanimously approved an amendment to the Rights Plan effective April 30, 2014 to extend the Rights Plan through May 31, 2015, subject to ratification by a majority of the stockholders at the next annual meeting of the stockholders on November 12, 2014. The Board of Directors have unanimously approved an amendment to the Rights Plan effective May 14, 2015 to extend the Rights Plan through May 31, 2016, subject to ratification by a majority of the stockholders at the next annual meeting of the stockholders expected to be held on November 12, 2015.
Shares Reserved for Issuance
The following are shares reserved for issuance (in thousands):

June 30, 2015
2014 Employee stock purchase plan	12,000
Employee stock options and stock awards outstanding	15,273
Employee stock options and stock awards available for grant	5,450
Total shares reserved for issuance	32,723
7. Employee Benefit Plans (including Share-based Compensation)
As of June 30, 2015, the Company has the following share-based compensation plans:
2013 Equity Incentive Plan
The 2013 Equity Incentive Plan (the “2013 Plan”) was approved by stockholders on November 20, 2013. The 2013 Plan replaces the 2005 Equity Incentive Plan (the "2005 Plan").
Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other share-based or cash-based awards to employees and consultants. The 2013 Plan also authorizes the grant of awards of stock options, stock appreciation rights, restricted stock and restricted stock units to non-employee members of the Board of Directors and deferred compensation awards to officers, directors and certain management or highly compensated employees. The 2013 Plan authorizes the issuance of 9,000,000 shares of the Company’s

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock. In addition, up to 12,709,153 shares subject to stock options and awards available for issuance under the 2005 Plan may be transferred to the 2013 Stock Plan and would be added to the number of shares available for future grant under the 2013 Plan. The 2013 Plan includes provisions upon the granting of certain awards defined by the 2013 Plan as Full Value Awards in which the shares available for grant under the 2013 Plan are decremented 1.5 shares for each such award granted. Upon forfeiture or cancellation of unvested awards, the same ratio is applied in returning shares to the 2013 Plan for future issuance as was applied upon granting. As of June 30, 2015, total options and awards to acquire 5,308,134 shares were outstanding under the 2013 Plan and 5,449,673 shares are available for grant under the 2013 Plan. Options granted under this plan have a contractual term of seven years.
Enterasys 2013 Stock Plan
Pursuant to the acquisition of Enterasys on October 31, 2013, the Company assumed the Enterasys 2013 Stock Plan (the "Enterasys Plan"). As of June 30, 2015, total options and awards to acquire 3,405,182 shares were outstanding under the Enterasys Plan. Options granted under this plan have a contractual term of seven years. If a participant terminates employment prior to the vesting dates, the non-vested shares will be forfeited and retired in the Enterasys Plan. No future grants may be made from the Enterasys Plan.
2005 Equity Incentive Plan
The 2005 Plan was adopted by the Company’s Board of Directors on October 20, 2005, and approved by stockholders on December 2, 2005. The 2005 Plan replaced the Amended 1996 Stock Option Plan (the “1996 Plan”), the 2000 Non-statutory Stock Option Plan and the 2001 Non-statutory Stock Option Plan. The 2005 Plan includes provisions upon the granting of certain awards defined by the 2005 Plan as Full Value Awards in which the shares available for grant under the 2005 Plan are decremented 1.5 shares for each such award granted. Upon forfeiture or cancellation of unvested awards, the same ratio is applied in returning shares to the 2005 Plan for future issuance as was applied upon granting. Effective November 20, 2013, the 2005 Plan was replaced with the 2013 Plan, and, as of June 30, 2015, total options and awards to acquire 6,425,165 shares were outstanding under the 2005 Plan. No future grants may be made from the 2005 Plan, however, outstanding options and awards forfeited or canceled may be transferred to the 2013 Plan until December 2, 2015, at which time, no further shares may be transferred. To date there have been 3,948,781 shares transferred to the 2013 Plan.
Amended 1996 Stock Option Plan
The 1996 Plan was originally adopted in September 1996, and provided for the grant of options for common stock to eligible participants. Effective December 2, 2005, the 1996 Plan was terminated, and, as of June 30, 2015, options to acquire 134,313 shares remain outstanding under the 1996 Plan. No future grants may be made from the 1996 Plan.
As of June 30, 2015, the Company has the following shares available for issuance from the share-based compensation plans (in thousands):

	2005 Plan	2013 Plan	Total
Shares available at June 30, 2014	—	8,762	8,762
Granted	—	(7,060)	(7,060)
Canceled	1,537	2,211	3,748
Transferred	(1,537)	1,537	—
Shares available at June 30, 2015	—	5,450	5,450

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ 000’s)
Options outstanding at June 30, 2013	9,145	$3.66
Granted	6,347	$5.15
Exercised	(1,792)	$3.59
Canceled	(1,968)	$5.01
Options outstanding at June 30, 2014	11,732	$4.26
Granted	2,176	$3.36
Exercised	(447)	$3.12
Canceled	(2,857)	$4.60
Options outstanding at June 30, 2015	10,604	$4.03	3.79	$410
Exercisable at June 30, 2015	6,905	$3.95	2.29	$227
Vested and expected to vest at June 30, 2015	10,159	$4.02	3.67	$389
Included in the options granted above for the year ended June 30, 2014 are 4.2 million options, assumed in connection with the acquisition of Enterasys on October 31, 2013, with an exercise price of $5.30.
The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2015:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding (000’s)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable (000’s)	Weighted- Average Exercise Price
		(In years)
$1.69 – $3.03	1,368	7.79	$2.39	351	$2.04
$3.17 – $3.17	376	2.98	$2.96	294	$2.97
$3.25 – $3.53	1,649	0.26	$3.17	1,623	$3.14
$3.54 – $3.87	1,128	3.20	$3.41	812	$0.38
$4.03 – $4.25	1,105	3.57	$3.63	809	$3.66
$4.26 – $5.26	1,200	2.24	$4.21	1,065	$4.21
$5.30 – $5.30	559	4.17	$5.04	272	$4.86
$5.36 – $6.44	2,489	4.62	$5.30	1,397	$5.30
$6.48 – $6.48	655	4.32	$5.67	247	$5.67
$6.96 – $6.96	75	5.17	$6.15	34	$6.15
$1.69 – $6.96	10,604	3.79	$4.03	6,905	$3.95
The total intrinsic value of options exercised in fiscal years 2015, 2014 and 2013 was $0.4 million, $4.1 million and $1.1 million, respectively. The fair value of options vested in fiscal years 2015, 2014 and 2013 was $1.4 million, $2.9 million and $1.5 million, respectively.
Stock Awards
Stock awards may be granted under the 2013 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock which vests over a fixed period. During fiscal 2015, the Company began expensing restricted stock units with market and or performance based conditions to senior executive officers that had been granted during fiscal 2015. The Company recognizes compensation expense on the awards over the vesting period based on an intrinsic value as of the date of grant.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock award activity:

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value
Non-vested stock outstanding at June 30, 2012	1,078	$2.35
Granted	3,220	$3.49
Vested	(939)	$3.38
Canceled	(673)	$3.44
Non-vested stock outstanding at June 30, 2013	2,686	$3.09
Granted	5,193	$5.50
Vested	(1,062)	$3.77
Canceled	(817)	$3.65
Non-vested stock outstanding at June 30, 2014	6,000	$4.98
Granted	3,256	$2.89
Vested	(2,542)	$5.05
Canceled	(2,117)	$3.96
Non-vested stock outstanding at June 30, 2015	4,597	$3.82
Included in the restricted stock units granted above for the year ended June 30, 2014 are 2.7 million restricted stock units assumed in connection with the acquisition of Enterasys on October 31, 2013, with an acquisition-date fair value of $5.30.
2014 Employee Stock Purchase Plan
In August 27, 2014, the Board of Directors approved the adoption of Extreme Network’s 2014 Employee Stock Purchase Plan (the “2014 ESPP”). On November 12, 2014, the stockholders approved the 2014 ESPP with the maximum number of shares of common stock that may be issued under the plan of 12,000,000 shares. The 2014 ESPP replaces the 1999 ESPP. The 2014 ESPP allows eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of total compensation. No more than 1,000,000 shares may be issued on any purchase date. Each purchase period has a maximum duration of 6 months. The 2014 Plan will have offerings periods of 24 months, commonly referred to as "look back periods". The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. Through June 30, 2015, there have been no shares issued under the 2014 ESPP.
1999 Employee Stock Purchase Plan
In January 1999, the Board of Directors approved the adoption of Extreme Network’s 1999 Employee Stock Purchase Plan (the “1999 ESPP”). On December 2, 2005, the stockholders approved an amendment to the 1999 ESPP to increase the maximum number of shares of common stock that may be issued under the plan by 5,000,000 to a total of 12,000,000 shares. The 1999 ESPP was replaced by the 2014 ESPP. The 1999 ESPP allowed eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of total compensation. The price at which the common stock could be purchased was 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. Through June 30, 2015, 11,933,618 shares were purchased under the 1999 ESPP. All remaining shares available under the 1999 Plan have been retired.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share Based Compensation
Share-based compensation expense recognized in the financial statements by line item caption is as follows (dollars in thousands):

	Year Ended
	June 30, 2015	June 30, 2014	June 30, 2013
Cost of product revenue	$1,067	$836	$428
Cost of service revenue	1,068	895	292
Research and development	5,365	4,111	2,461
Sales and marketing	5,170	6,430	1,032
General and administrative	5,131	3,650	3,140
Total share-based compensation expense	$17,801	$15,922	$7,353
During the year ended June 30, 2015, in conjunction with executive transition activity, the Company recognized $0.4 million of expense related to accelerated vesting of stock grants.
The amount of stock based compensation expense capitalized in inventory has been immaterial for each of the periods presented. As of June 30, 2015, there was $5.6 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.2 years. As of June 30, 2015, there were $11.4 million in unrecognized compensation costs related to non-vested stock awards. This cost is expected to be recognized over a weighted-average period of approximately 1.8 years
The weighted-average grant-date per share fair value of options granted in fiscal years 2015, 2014 and 2013, was $1.75, $2.36 and $1.74, respectively. The weighted-average estimated per share fair value of shares purchased under the 1999 ESPP in fiscal years 2015, 2014 and 2013, was $0.90, $1.64 and $0.88, respectively.
The average fair-value and the average derived service period on the grant-date for the performance-based option awards with market conditions, granted in fiscal 2015, was $1.21 and 1.9 years respectively. The average fair-value and the average derived service period on the grant-date for the performance-based option awards with market conditions, granted in fiscal 2013, was $1.53 and 2.5 years respectively.
The Company uses the straight-line method for expense attribution, and the Company estimates forfeitures and only recognizes expense for those shares expected to vest. The Company’s estimated forfeiture rate in fiscal 2015 based on the Company’s historical forfeiture experience is 12% for non-executives and 14% for executives.
The fair value of each stock option grant under the Company's 2013 Plan and 2005 Plan is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table. The Company uses the Monte-Carlo simulation model to determine the fair value and the derived service period of grants, with performance and or market conditions, on the date of the grant. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate is based upon the estimated life of the option and is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on a blended rate of the implied volatilities from traded options on the Company’s stock and historical volatility on the Company’s stock.
The fair value of each share purchase option under the Company's 2014 ESPP and 1999 ESPP is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table. The expected term of the 2014 ESPP and the 1999 ESPP represents the term of the offering period of each option. The risk-free rate is based upon the estimated life and is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on a blended rate of the implied volatilities from traded options and historical volatility on the Company’s stock.

	Stock Option Plans			Employee Stock Purchase Plans
	Year Ended			Year Ended
	June 30, 2015	June 30, 2014	June 30, 2013	June 30, 2015	June 30, 2014	June 30, 2013
Expected life	4.23 years	4.40 years	4.58 years	0.66 years	0.25 years	0.25 years
Risk-free interest rate	1.17%	1.24%	0.74%	0.10%	0.08%	0.07%
Volatility	50%	56%	64%	59%	58%	49%
Dividend yield	0%	0%	0%	0%	0%	0%

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

401(k) Plan
The Company provides a tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan (the “Plan”), which covers the Company’s eligible employees. Pursuant to the Plan, employees may elect to reduce their current compensation up to the IRS annual contribution limit of $18,000 for calendar year 2015. Employees age 50 or over may elect to contribute an additional $6,000. The amount contributed to the Plan is on a pre-tax basis.
The Company provides for discretionary matching contributions as determined by the Board of Directors for each calendar year. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the Board of Directors each year. During the year ended June 30, 2014, eligible employees from Enterasys were also added to the Plan as of the acquisition date. The program is to match $0.50 for every Dollar contributed by the employee up to the first 2.5% of pay. The Company’s matching contributions to the Plan totaled $1.1 million, $0.8 million and $0.5 million, for fiscal years 2015, 2014 and 2013, respectively. No discretionary contributions were made in fiscal years 2015, 2014 or 2013.
8. Common Stock Repurchases and Retirement
Retirement of Treasury Stock
On September 5, 2012, the Company retired 39,631,836 shares of treasury stock. The retired shares had a carrying value of $149.7 million, and the Company reduced additional paid-in capital by $149.7 million upon the formal retirement of the shares. The retired shares are now included in the Company's authorized but unissued shares.
Common Stock Repurchases
On September 28, 2012, the Company's Board of Directors approved a share repurchase program for a maximum of $75 million which may be purchased over a three year period in the open market or in privately negotiated transactions. All repurchased shares will be retired and included in the Company's authorized but unissued shares. During the year ended June 30, 2013, the Company repurchased 4.1 million shares of common stock at a total cost of $14.5 million. No shares were repurchased during the years ended June 30, 2015 or 2014.
9. Income Taxes
Income before income taxes is as follows (in thousands):

	Year Ended
	June 30, 2015	June 30, 2014	June 30, 2013
Domestic	$(72,176)	$(70,321)	$14,692
Foreign	5,340	17,200	(3,341)
Total	$(66,836)	$(53,121)	$11,351
The provision for income taxes for fiscal years 2015, 2014 and 2013 consisted of the following (in thousands):

	Year Ended
	June 30, 2015	June 30, 2014	June 30, 2013
Current:
Federal	$476	$22	$225
State	13	329	140
Foreign	2,447	2,987	1,163
Total current	2,936	3,338	1,528
Deferred:
Federal	1,507	1,632	15
State	103	76	—
Foreign	261	(857)	135
Total deferred	1,871	851	150
Provision for income taxes	$4,807	$4,189	$1,678
 The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (35 percent) to income before taxes is explained below (in thousands):

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended
	June 30, 2015	June 30, 2014	June 30, 2013
Tax at federal statutory rate	$(23,392)	$(18,592)	$3,973
State income tax, net of federal benefit	13	329	105
Change in valuation allowance	24,105	20,729	(3,687)
Foreign earnings taxed at other than U.S. rates	(1,113)	(346)	498
Deferred compensation	2,298	348	845
Goodwill amortization	1,690	1,097	—
Other	1,206	624	(56)
Provision for income taxes	$4,807	$4,189	$1,678
Significant components of the Company’s deferred tax assets are as follows (in thousands):

	June 30, 2015	June 30, 2014	June 30, 2013
Deferred tax assets:
Net operating loss carry-forwards	$114,151	$97,630	$85,276
Tax credit carry-forwards	30,824	30,019	28,882
Depreciation	—	129	—
Intangible amortization	17,978	6,061	—
Deferred revenue (net)	7,811	10,540	9,710
Warrant amortization	1,355	2,723	3,991
Inventory write-downs	6,048	3,265	2,759
Other allowances and accruals	8,645	6,380	3,658
Stock based compensation	6,783	6,257	2,973
Other	5,902	10,772	5,741
Total deferred tax assets	199,497	173,776	142,990
Valuation allowance	(197,576)	(172,475)	(142,023)
Total net deferred tax assets	1,921	1,301	967
Deferred tax liabilities:
Depreciation	(707)	—	(388)
Goodwill amortization	(2,787)	(1,097)	—
Brazilian foreign exchange gain	—	(2,670)	—
Deferred tax liability on foreign withholdings	(194)	(167)	(134)
Total deferred tax liabilities	(3,688)	(3,934)	(522)
Net deferred tax assets (liabilities)	$(1,767)	$(2,633)	$445
Recorded as:
Net current deferred tax assets	$760	$1,058	$386
Net non-current deferred tax assets	452	230	294
Net current deferred tax liabilities	—	(2,657)	(235)
Net non-current deferred tax liabilities	(2,979)	(1,264)	—
Net deferred tax assets (liabilities)	$(1,767)	$(2,633)	$445
 The Company's global valuation allowance increased by $25.1 million in the fiscal year ended June 30, 2015 and $30.5 million in the fiscal year ended June 30, 2014. The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets, as well as valuation allowances against non-U.S. deferred tax assets in Australia, Brazil, Japan and Singapore. The valuation allowance is determined by assessing both negative and positive available evidence to assess whether it is more likely than not that the deferred tax assets will be recoverable. The Company's inconsistent earnings in recent periods, including a cumulative loss over the last three years, coupled with its difficulty in forecasting future revenue trends as well as the cyclical nature of the Company's business provides sufficient negative evidence to require a full valuation allowance against its U.S. federal and state net deferred tax assets. The valuation allowance is evaluated periodically and can be reversed partially or

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in full if business results and the economic environment have sufficiently improved to support realization of the Company's deferred tax assets.
As of June 30, 2015, the Company had net operating loss carry-forwards for U.S. federal and state tax purposes of $330.6 million and $169.6 million, respectively, of which $38.6 million and $36.0 million, respectively, represent deductions from share-based compensation for which a benefit would be recorded in additional paid-in capital when realized. As of June 30, 2015, the Company also had foreign net operating loss carry-forwards in Ireland, Australia, Japan and Singapore of $53.1 million, $9.8 million, $0.3 million, and $1.4 million, respectively. As of June 30, 2015, the Company also had federal and state tax credit carry-forwards of $20.3 million and $16.2 million, respectively. These credit carry-forwards consist of research and development tax credits as well as foreign tax credits with a small portion representing Alternative Minimum Tax Credits. The U.S. federal net operating loss carry-forwards of $330.6 million will begin to expire in the fiscal year ending June 30, 2021 and state net operating losses of $169.6 million will begin to expire in the fiscal year ending June 30, 2016, if not utilized. The foreign net operating losses can generally be carried forward indefinitely. Federal research and development tax credits of $20.3 million will expire beginning in fiscal 2019, if not utilized and foreign tax credits of $7.0 million will expire beginning in fiscal 2021. North Carolina state research and development tax credits of $0.9 million will expire beginning in the fiscal year ending June 30, 2024, if not utilized. California state research and development tax credits of $15.3 million do not expire and can be carried forward indefinitely.
As of March 31, 2015, the Company performed an Internal Revenue Code section 382 analysis with respect to its net operating loss and credit carry-forwards to determine whether a potential ownership change had occurred that would place a limitation on the annual utilization of tax attributes. It was determined that no ownership change had occurred during the fiscal year ended June 30, 2015, however, it is possible a subsequent ownership change could limit the utilization of the Company's tax attributes.
As of June 30, 2015, the Company intends to indefinitely reinvest the earnings of approximately $9.3 million of certain foreign corporations. The unrecognized deferred tax liability associated with these earnings is approximately $0.3 million.
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
As of June 30, 2015, the Company had $11.4 million of unrecognized tax benefits. If fully recognized in the future, there would be no impact to the effective tax rate, and $11.4 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. The Company does not reasonably expect the amount of unrealized tax benefits to decrease during the next twelve months.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

Balance at June 30, 2012	$25,746
Decrease related to prior year tax positions	(14,966)
Increase related to prior year tax positions	45
Increase related to current year tax positions	270
Lapse of statute of limitations	(197)
Balance at June 30, 2013	$10,898
Decrease related to prior year tax positions	—
Increase related to prior year tax positions	415
Increase related to current year tax positions	464
Lapse of statute of limitations	(177)
Balance at June 30, 2014	$11,600
Decrease related to prior year tax positions	(225)
Increase related to prior year tax positions	288
Increase related to current year tax positions	254
Lapse of statute of limitations	(158)
Settlements with tax authorities	(400)
Balance at June 30, 2015	$11,359
Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the consolidated statement of operations and totaled less than $0.1 million for each of the fiscal years 2015, 2014 and 2013. Accrued interest and penalties were less than $0.1 million for each of the fiscal years 2015, 2014 and 2013.
10. Disclosure about Segments of an Enterprise and Geographic Areas
We conduct business globally and are primarily managed on a geographic theater basis. Our chief operating decision maker ("CODM"), who is our CEO, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. We have one business activity and there are no segment managers who are held accountable for operations, operating results, and plans for levels, components, or types of products or services below the consolidated unit level.
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM with respect to the allocation of resources and performance.
The Company operates in one segment, the development and marketing of network infrastructure equipment. Revenue is attributed to a geographical area based on the location of the customers. The Company operates in three geographic theaters: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East and Africa; and APAC which includes Asia Pacific, South Asia and Japan.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company attributes revenues to geographic regions based on the customer's ship-to location. Information regarding geographic areas is as follows (in thousands):

	Year Ended
Net Revenues:	June 30, 2015	June 30, 2014	June 30, 2013
Americas:
United States	$238,748	$211,734	$101,790
Other	31,931	45,790	33,584
Total Americas	270,679	257,524	135,374
EMEA	223,368	202,555	112,812
APAC	58,893	59,475	51,157
Total net revenues	$552,940	$519,554	$299,343
     The Company's long-lived assets are attributed to the geographic regions as follows (in thousands):

	Year Ended
Long-lived Assets:	June 30, 2015	June 30, 2014	June 30, 2013
Americas	$87,071	$104,447	$36,263
EMEA	29,610	45,237	—
APAC	3,108	4,073	—
Total long-lived assets	$119,789	$153,757	$36,263
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

	Year Ended
	June 30, 2015	June 30, 2014	June 30, 2013
Net (loss) income	$(71,643)	$(57,310)	$9,673
Weighted-average shares used in per share calculation – basic	99,000	95,515	93,954
Incremental shares using the treasury stock method:
Stock options	—	—	385
Unvested restricted awards	—	—	600
Employee Stock Purchase Plan	—	—	105
Weighted -average share used in per share calculation – diluted	99,000	95,515	95,044
Net (loss) income per share – basic	$(0.72)	$(0.60)	$0.10
Net (loss) income per share – diluted	$(0.72)	$(0.60)	$0.10
Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the ESPP. Weighted stock options outstanding with an exercise price higher than the Company's average stock price for the periods presented are excluded from the calculation of diluted net income per share since the effect of including them would have been anti-dilutive due to the net income position of the Company during the periods presented. For fiscal years 2015, 2014, 2013, the Company excluded 7.6 million, 4.1 million and 6.7 million outstanding weighted average stock options and awards, respectively, from the calculation of diluted earnings per common share because they would have been anti-dilutive.

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Foreign Exchange Forward Contracts
The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The Company records all derivatives on the balance sheet as "Other Assets, Net" at fair value. Changes in the fair value of derivatives are recognized in earnings as "Other Income (Expense)". The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by foreign currency transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges.
At June 30, 2015, the Company did not have any derivative instruments outstanding. At June 30, 2014, forward foreign currency contracts had a notional principal amount of $7.6 million and an immaterial unrealized gain. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities.
Foreign currency transaction gains and losses from operations were a loss of $1.0 million. $1.5 million and $0.9 million in fiscal years 2015, 2014 and 2013, respectively.
13. Restructuring Charges
As of June 30, 2015, restructuring liabilities were $5.9 million and consisted of obligations for termination benefits only. The restructuring liability is recorded in "Other accrued liabilities" in the consolidated balance sheets. During fiscal years 2015, 2014 and 2013, the Company recorded a restructuring charges, net of $9.8 million, $0.5 million and $6.8 million, respectively.
Fiscal 2015 Restructuring
During the fourth quarter of fiscal 2015, we reduced costs through targeted restructuring activities intended to reduce operating costs and realign our organization in the current competitive environment. We initiated a plan to reduce our worldwide headcount by more than 225 employees, primarily in sales and marketing, as well as research and development, consolidate specific global administrative functions, and shift certain operating costs to lower cost regions, among other actions. We have expensed all costs associated with this initiative. We are expecting to achieve approximately $40.0 million in operational savings on an annualized basis, beginning in the first quarter of fiscal 2016. As of June 30, 2015, the Company had restructuring liabilities of $5.9 million related to the fiscal 2015 restructuring, which it anticipates paying by the end of the second quarter of fiscal 2016.
Fiscal 2013 Restructuring
During the second quarter of fiscal 2013, the Company further reduced costs through targeted restructuring activities intended to reduce operating costs and realign its organization in the current competitive environment. As part of its restructuring efforts in the second quarter, the Company initiated a plan to reduce its worldwide headcount by 13%, consolidate specific global administrative functions, and shift certain operating costs to lower cost regions, among other actions. There are no outstanding liabilities as of June 30, 2015.
Restructuring liabilities consist of (in thousands):

	Contract Termination	Termination Benefits	Other	Total
Balance at June 30, 2012	$93	$359	$11	$463
Period charges	113	6,293	719	7,125
Period reversals	(2)	(287)	—	(289)
Period payments	(204)	(5,148)	(481)	(5,833)
Balance at June 30, 2013	$—	$1,217	$249	$1,466
Period charges	628	119	86	833
Period reversals	(11)	(309)	(4)	(324)
Addition from acquisition	(20)	—	—	(20)
Period payments	(275)	(1,027)	(331)	(1,633)
Balance at June 30, 2014	$322	$—	$—	$322
Period charges		9,694	125	9,819
Period payments	(322)	(3,957)	(8)	(4,287)
Balance at June 30, 2015	$—	$5,737	$117	$5,854

EXTREME NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
None.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.
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
We assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).
Based on our assessment using those criteria, we concluded that, as of June 30, 2015 our internal control over financial reporting is effective.
Our independent registered public accounting firm, KPMG LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued its report on our internal control over financial reporting as of June 30, 2015.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2015 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 14, 2015.

EXTREME NETWORKS, INC. (Registrant)

By:	/s/ KENNETH AROLA
Kenneth Arola
Executive Vice President, Chief Financial Officer, (Principal Accounting Officer)
September 14, 2015

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ JOHN H. KISPERT	/s/ EDWARD B. MEYERCORD III
John H. Kispert	Edward B. Meyercord III
Chairman of the Board	President and Chief Executive Officer, Director
August 26, 2015	(Principal Executive Officer)
August 26, 2015

/s/ KENNETH AROLA	/s/ CHARLES CARINALLI
Kenneth Arola	Charles Carinalli
Executive Vice President, Chief Financial Officer	Director
(Principal Accounting Officer)	August 26, 2015

/s/ RANDI PAIKOFF FEIGIN	/s/ EDWARD H. KENNEDY
Randi Paikoff Feigin	Edward H. Kennedy
Director	Director
August 26, 2015	August 26, 2015

/s/ RAJ KHANNA	/s/ JOHN C. SHOEMAKER
Raj Khanna	John C. Shoemaker
Director	Director
August 26, 2015	August 26, 2015

EXHIBIT INDEX

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
2.1	Stock Purchase Agreement, dated September 12, 2013 between Enterprise Network Holdings, Inc. and Extreme Networks, Inc.	8-K	9/13/2013	2.1
3.1	Amended and Restated Certificate of Incorporation of Extreme Networks, Inc.	8-K	12/17/2010	3.2
3.2	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K	3/31/2011	3.1
3.3	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock	10-K	9/26/2001	3.7
4.1	Amended and Restated Rights Agreement dated April 26, 2012 between Extreme Networks, Inc. and Computershare Shareowner Services LLC.	8-K	4/30/2012	4.1
4.2	Amendment No. 2 to the Amended and Restated Rights Agreement effective April 30, 2014.	8-K	5/20/2014	4.1
4.3	Amendment No. 3 to the Amended and Restated Rights Agreement effective May 14, 2015.	8-K	5/19/2014	4.1
10.1	Form of Indemnification Agreement for directors and officers.	8-K	10/24/2011	99.1
10.2*	Amended 1996 Stock Option Plan and forms of agreements thereunder.	S-1	2/5/1999	10.2
10.3*	1999 Employee Stock Purchase Plan.	S-1	2/5/1999	10.3
10.4*	2000 Nonstatutory Stock Option Plan.	10-K	9/24/2000	10.7
10.5*	2001 Nonstatutory Stock Option Plan.	Schedule TO	10/31/2001	(d)(9)
10.6*	Extreme Networks, Inc. 2005 Equity Incentive Plan.	8-K	10/23/2009	99.3
10.7*	Form of Restricted Stock Units Agreement Under the 2005 Equity Incentive Plan.	10-Q	11/7/2008	10.22
10.8	Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated October 15, 2012.	8-K	10/19/2012	10.1
10.9	First Amendment to Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated December 31, 2012.	8-K	1/7/2013	10.1
10.10	Office Space Lease Agreement by and between W3 Ridge Rio Robles Property LLC and Extreme Networks, Inc., dated December 31, 2012.	8-K	1/7/2013	10.2
10.11*	Offer Letter, dated April 25, 2013, between Extreme Networks, Inc. and Charles Berger.	8-K	5/1/2013	10.1
10.12*	Offer Letter, dated July 19, 2013, between Extreme Networks, Inc. and Ed Carney.	8-K	7/29/2013	10.1
10.13*	Release of Claims, dated August 20, 2013, between Extreme Networks, Inc. and David Ginsburg.	8-K	8/23/2013	10.1
10.14	Credit Agreement, dated as of October 31, 2013, among Extreme Networks Inc., as borrower, Silicon Valley Bank, as administrative agent and collateral agent, Bank of America, N.A. and PNC Bank, National Association as co-syndication agents and the lenders party thereto.	8-K	11/1/2013	10.1
10.15*	Offer Letter executed November 1, 2013, between Extreme Networks, Inc. and Chris Crowell.	8-K	11/7/2013	10.1

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
10.16*	Separation Agreement and General Release of Claims executed November 1, 2013 between Extreme Networks, Inc. and Nancy Shemwell.	8-K	11/7/2013	10.2
10.17	Enterasys Networks, Inc. 2013 Stock Plan.	S-8	11/22/2013	99.1
10.18	Extreme Networks, Inc. 2013 Stock Plan.				X
10.19	Extreme Networks, Inc. Executive Change in Control Severance Plan Amended and Restated February 12, 2014.	10-Q	5/7/2014	10.1
10.20	Agreement to Participate in the Extreme Networks, Inc. Executive Change in Control Severance Plan as Amended and Restated February 12, 2014.	10-Q	5/7/2014	10.2
10.21*	Offer Letter executed May 2, 2014, between Extreme Networks, Inc. and Ken Arola.	8-K	5/8/2014	10.1
10.22*	Separation and Transition Agreement and General Release of Claims, dated May 19, 2014, by and between Extreme Networks, Inc. and John Kurtzweil.	8-K	5/23/2014	10.1
10.23*	Separation Agreement and General Release of Claims, dated May 21, 2014, by and between Extreme Networks, Inc. and Christopher Crowell.	8-K	5/23/2014	10.2
10.24*	Offer Letter executed September 29, 2014, between Extreme Networks, Inc. and Jeffrey White.	8-K	10/2/2014	10.1
10.25	Second Amendment to the Credit Agreement dated November 18, 2014, among Extreme Networks, Inc., a Delaware Corporation, the Lenders party thereto and Silicon Valley Bank, as the Issuing Lender and Swingline Lender and Administrative Agent.	8-K	11/20/2014	10
10.26*	Extreme Networks, Inc. 2014 Employee Stock Purchase Plan	S-8	1/12/2015	99.1
10.27*	Market-performance based restricted stock units agreement	10-Q	1/30/2015	99.1
10.28*	Release of Claims, executed April 29, 2015, between Extreme Networks, Inc. and Charles W. Berger.	8-K	4/29/2015	10.1
10.29*	Offer Letter, executed April 30, 2015, between Extreme Networks, Inc. and Edward B. Meyercord.	8-K	4/30/2015	10.1
10.30*	Release of Claims, executed May 1, 2015, between Extreme Networks, Inc. and Edward Carney.	8-K	4/30/2015	10.2
10.31	Third Amendment to the Credit Agreement and First Amendment to Guarantee and Collateral Agreement dated June 26, 2015, among Extreme Networks, Inc., a Delaware Corporation, the Lenders party thereto and Silicon Valley Bank, as the Issuing Lender and Swingline Lender and Administrative Agent.	8-K	6/30/2015	10.1
21.1	Subsidiaries of Registrant.				X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (see the signature page of this Form 10-K).				X
31.1	Section 302 Certification of Chief Executive Officer.				X
31.2	Section 302 Certification of Chief Financial Officer.				X
32.1	Section 906 Certification of Chief Executive Officer.				X
32.2	Section 906 Certification of Chief Financial Officer.				X

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
101.INS	XBRL Instance Document.**				X
101.SCH	XBRL Taxonomy Extension Schema Document.**				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**				X
___________________

*	Indicates management or board of directors contract or compensatory plan or arrangement.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these sections.