Form 10-K/A
period 2015-06-30
EXTREME NETWORKS INC
filed 2015-10-07
CIK 1078271

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
DOCUMENTS INCORPORATED BY REFERENCE
EXPLANATORY NOTE
     The purpose of this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the period ended June 30, 2015, filed with the Securities and Exchange Commission on September 14, 2015 (the “Form 10-K”), is to correct the fiscal year end date in the certifications of our principal executive officer on Exhibit 32.1 and principal financial officer on Exhibit 32.2 and to re-file Exhibit 10.18.
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
Executive Officers of the Registrant
The following table sets forth information regarding our executive officers as of October 6, 2015:

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
October 6, 2015

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
On October 31, 2013, the Company entered into a credit agreement which provides for a $60.0 million five-year Revolving Facility and a $65.0 million five-year Term Loan (together the “Senior Secured Credit Facilities”).  The Company used the proceeds from the Term Loan and also drew $35.0 million of the Revolving Facility for the purchase of all of the issued and outstanding capital stock of Enterasys.
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
Common Stock Repurchases
On September 28, 2012, the Company's Board of Directors approved a share repurchase program for a maximum of $75.0 million which may be purchased over a three year period in the open market or in privately negotiated transactions. All repurchased shares will be retired and included in the Company's authorized but unissued shares. During the year ended June 30, 2013, the Company repurchased 4.1 million shares of common stock at a total cost of $14.5 million. No shares were repurchased during the years ended June 30, 2015 or 2014.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 6, 2015.

EXTREME NETWORKS, INC. (Registrant)

By:	/s/ KENNETH AROLA
Kenneth Arola
Executive Vice President, Chief Financial Officer, (Principal Accounting Officer)
October 6, 2015

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

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
2.1	Stock Purchase Agreement, dated September 12, 2013 between Enterprise Network Holdings, Inc. and Extreme Networks, Inc.	8-K	9/13/2013	2.1
3.1	Amended and Restated Certificate of Incorporation of Extreme Networks, Inc.	8-K	12/17/2010	3.2
3.2	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K	3/31/2011	3.1
3.3	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock	10-K	9/26/2001	3.7
4.1	Amended and Restated Rights Agreement dated April 26, 2012 between Extreme Networks, Inc. and Computershare Shareowner Services LLC.	8-K	4/30/2012	4.1
4.2	Amendment No. 2 to the Amended and Restated Rights Agreement effective April 30, 2014.	8-K	5/20/2014	4.1
4.3	Amendment No. 3 to the Amended and Restated Rights Agreement effective May 14, 2015.	8-K	5/19/2014	4.1
10.1	Form of Indemnification Agreement for directors and officers.	8-K	10/24/2011	99.1
10.2*	Amended 1996 Stock Option Plan and forms of agreements thereunder.	S-1	2/5/1999	10.2
10.3*	1999 Employee Stock Purchase Plan.	S-1	2/5/1999	10.3
10.4*	2000 Nonstatutory Stock Option Plan.	10-K	9/24/2000	10.7
10.5*	2001 Nonstatutory Stock Option Plan.	Schedule TO	10/31/2001	(d)(9)
10.6*	Extreme Networks, Inc. 2005 Equity Incentive Plan.	8-K	10/23/2009	99.3
10.7*	Form of Restricted Stock Units Agreement Under the 2005 Equity Incentive Plan.	10-Q	11/7/2008	10.22
10.8	Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated October 15, 2012.	8-K	10/19/2012	10.1
10.9	First Amendment to Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated December 31, 2012.	8-K	1/7/2013	10.1
10.10	Office Space Lease Agreement by and between W3 Ridge Rio Robles Property LLC and Extreme Networks, Inc., dated December 31, 2012.	8-K	1/7/2013	10.2
10.11*	Offer Letter, dated April 25, 2013, between Extreme Networks, Inc. and Charles Berger.	8-K	5/1/2013	10.1
10.12*	Offer Letter, dated July 19, 2013, between Extreme Networks, Inc. and Ed Carney.	8-K	7/29/2013	10.1
10.13*	Release of Claims, dated August 20, 2013, between Extreme Networks, Inc. and David Ginsburg.	8-K	8/23/2013	10.1
10.14	Credit Agreement, dated as of October 31, 2013, among Extreme Networks Inc., as borrower, Silicon Valley Bank, as administrative agent and collateral agent, Bank of America, N.A. and PNC Bank, National Association as co-syndication agents and the lenders party thereto.	8-K	11/1/2013	10.1
10.15*	Offer Letter executed November 1, 2013, between Extreme Networks, Inc. and Chris Crowell.	8-K	11/7/2013	10.1

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
10.16*	Separation Agreement and General Release of Claims executed November 1, 2013 between Extreme Networks, Inc. and Nancy Shemwell.	8-K	11/7/2013	10.2
10.17	Enterasys Networks, Inc. 2013 Stock Plan.	S-8	11/22/2013	99.1
10.18	Extreme Networks, Inc. 2013 Stock Plan.				X
10.19	Extreme Networks, Inc. Executive Change in Control Severance Plan Amended and Restated February 12, 2014.	10-Q	5/7/2014	10.1
10.20	Agreement to Participate in the Extreme Networks, Inc. Executive Change in Control Severance Plan as Amended and Restated February 12, 2014.	10-Q	5/7/2014	10.2
10.21*	Offer Letter executed May 2, 2014, between Extreme Networks, Inc. and Ken Arola.	8-K	5/8/2014	10.1
10.22*	Separation and Transition Agreement and General Release of Claims, dated May 19, 2014, by and between Extreme Networks, Inc. and John Kurtzweil.	8-K	5/23/2014	10.1
10.23*	Separation Agreement and General Release of Claims, dated May 21, 2014, by and between Extreme Networks, Inc. and Christopher Crowell.	8-K	5/23/2014	10.2
10.24*	Offer Letter executed September 29, 2014, between Extreme Networks, Inc. and Jeffrey White.	8-K	10/2/2014	10.1
10.25	Second Amendment to the Credit Agreement dated November 18, 2014, among Extreme Networks, Inc., a Delaware Corporation, the Lenders party thereto and Silicon Valley Bank, as the Issuing Lender and Swingline Lender and Administrative Agent.	8-K	11/20/2014	10
10.26*	Extreme Networks, Inc. 2014 Employee Stock Purchase Plan	S-8	1/12/2015	99.1
10.27*	Market-performance based restricted stock units agreement	10-Q	1/30/2015	99.1
10.28*	Release of Claims, executed April 29, 2015, between Extreme Networks, Inc. and Charles W. Berger.	8-K	4/29/2015	10.1
10.29*	Offer Letter, executed April 30, 2015, between Extreme Networks, Inc. and Edward B. Meyercord.	8-K	4/30/2015	10.1
10.30*	Release of Claims, executed May 1, 2015, between Extreme Networks, Inc. and Edward Carney.	8-K	4/30/2015	10.2
10.31	Third Amendment to the Credit Agreement and First Amendment to Guarantee and Collateral Agreement dated June 26, 2015, among Extreme Networks, Inc., a Delaware Corporation, the Lenders party thereto and Silicon Valley Bank, as the Issuing Lender and Swingline Lender and Administrative Agent.	8-K	6/30/2015	10.1
21.1	Subsidiaries of Registrant.	10-K	9/14/2015	21.1
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (see the signature page of this Form 10-K).	10-K	9/14/2015	24.1
31.1	Section 302 Certification of Chief Executive Officer.				X
31.2	Section 302 Certification of Chief Financial Officer.				X
32.1	Section 906 Certification of Chief Executive Officer.				X
32.2	Section 906 Certification of Chief Financial Officer.				X

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description of Document	Form	Filing Date	Number
101.INS	XBRL Instance Document.**	10-K	9/14/2015	101.INS
101.SCH	XBRL Taxonomy Extension Schema Document.**	10-K	9/14/2015	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**	10-K	9/14/2015	101.CAL
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**	10-K	9/14/2015	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**	10-K	9/14/2015	101.PRE
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**	10-K	9/14/2015	101.DEF
___________________

*	Indicates management or board of directors contract or compensatory plan or arrangement.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these sections.