Form 10-Q
period 2015-09-30
EXTREME NETWORKS INC
filed 2015-11-02
CIK 1078271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 ___________________________
Form 10-Q
 ___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at October 23, 2015, was 101,365,928

EXTREME NETWORKS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED September 30, 2015

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$82,025	$76,225
Accounts receivable, net of allowances of $2,876 at September 30, 2015 and $2,396 at June 30, 2015	60,330	92,737
Inventories	61,679	58,014
Deferred income taxes	696	760
Prepaid expenses and other current assets	10,510	10,258
Total current assets	215,240	237,994
Property and equipment, net	35,594	39,862
Intangible assets, net	43,241	52,132
Goodwill	70,877	70,877
Other assets	28,535	27,795
Total assets	$393,487	$428,660
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$13,000	$11,375
Accounts payable	29,933	40,135
Accrued compensation and benefits	21,375	25,195
Accrued warranty	9,244	8,676
Deferred revenue, net	73,712	76,551
Deferred distributors revenue, net of cost of sales to distributors	33,976	40,875
Other accrued liabilities	27,379	32,623
Total current liabilities	208,619	235,430
Deferred revenue, less current portion	21,945	23,231
Long-term debt, less current portion	52,250	55,500
Deferred income taxes	3,224	2,979
Other long-term liabilities	9,078	7,285
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 101,338,567 shares issued and outstanding at September 30, 2015 and 100,284,106 shares issued and outstanding at June 30, 2015	101	100
Additional paid-in-capital	871,807	865,282
Accumulated other comprehensive loss	(2,155)	(1,291)
Accumulated deficit	(771,382)	(759,856)
Total stockholders’ equity	98,371	104,235
Total liabilities and stockholders’ equity	$393,487	$428,660
See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30, 2015	September 30, 2014
Net revenues:
Product	$91,381	$102,672
Service	33,200	33,602
Total net revenues	124,581	136,274
Cost of revenues:
Product	46,934	54,025
Service	12,529	11,722
Total cost of revenues	59,463	65,747
Gross profit:
Product	44,447	48,647
Service	20,671	21,880
Total gross profit	65,118	70,527
Operating expenses:
Research and development	20,268	23,347
Sales and marketing	36,062	44,779
General and administrative	9,176	11,074
Acquisition and integration costs	338	4,058
Restructuring charge, net of reversals	5,603	—
Amortization of intangibles	4,467	4,467
Total operating expenses	75,914	87,725
Operating loss	(10,796)	(17,198)
Interest income	27	146
Interest expense	(826)	(836)
Other income (expense), net	967	(434)
Loss before income taxes	(10,628)	(18,322)
Provision for income taxes	898	1,008
Net loss	$(11,526)	$(19,330)
Basic and diluted net loss per share:
Net loss per share – basic	$(0.11)	$(0.20)
Net loss per share – diluted	$(0.11)	$(0.20)
Shares used in per share calculation – basic	100,985	97,314
Shares used in per share calculation – diluted	100,985	97,314
 See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30, 2015	September 30, 2014
Net loss:	$(11,526)	$(19,330)
Other comprehensive loss, net of tax:
Available for sale securities:
Change in unrealized losses on available for sale securities, net of taxes	—	(57)
Net change in unrealized losses on available for sale securities, net of taxes	—	(57)
Net change in foreign currency translation adjustments	(864)	(766)
Other comprehensive loss	(864)	(823)
Total comprehensive loss	$(12,390)	$(20,153)
 See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(11,526)	$(19,330)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,076	3,037
Amortization of intangible assets	8,891	9,001
Provision for doubtful accounts and allowance for sales returns	556	951
Stock-based compensation	4,671	4,813
Non cash restructuring charge	1,344	—
Other non-cash charges	(326)	544
Changes in operating assets and liabilities, net
Accounts receivable	31,851	23,733
Inventories	(3,666)	1,769
Prepaid expenses and other assets	(1,132)	682
Accounts payable	(10,202)	(7,313)
Accrued compensation and benefits	(3,820)	(4,966)
Deferred revenue	(4,125)	(3,111)
Deferred distributor revenue, net of cost of sales to distributors	(6,899)	(5,932)
Other current and long term liabilities	(2,167)	(2,246)
Net cash provided by operating activities	6,526	1,632
Cash flows from investing activities:
Capital expenditures	(633)	(2,784)
Proceeds from maturities of investments and marketable securities	—	2,000
Purchases of intangible assets	—	(252)
Net cash used in investing activities	(633)	(1,036)
Cash flows from financing activities:
Borrowings under Revolving Facility	—	24,000
Repayment of debt	(1,625)	(24,813)
Proceeds from issuance of common stock	1,855	1,738
Net cash provided by financing activities	230	925

Foreign currency effect on cash	(323)	(644)
Net increase in cash and cash equivalents	5,800	877

Cash and cash equivalents at beginning of period	76,225	73,190
Cash and cash equivalents at end of period	$82,025	$74,067
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
The unaudited condensed consolidated financial statements of Extreme Networks included herein have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations. The condensed consolidated balance sheet at June 30, 2015 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at September 30, 2015. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for fiscal 2016 or any future periods.
Fiscal Year
The Company uses a fiscal calendar year ending on June 30. All references herein to "fiscal 2016" or "2016" represent the fiscal year ending June 30, 2016.
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
Certain balances included in the consolidated statements of cash flows related to restructuring liabilities for prior periods have been reclassified to conform to the current period presentation.  In the consolidated statement of cash flows, the changes in operating assets and liabilities for Other long-term liabilities includes the changes in restructuring liabilities and other accrued liabilities which were previously disclosed separately.
2.     Summary of Significant Accounting Policies
For a description of significant accounting policies, see Note 3, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's Annual report on Form 10-K for the fiscal year ended June 30, 2015. There have been no material changes to the Company's significant accounting policies since the filing of the Annual report on Form 10-K.

3.     Recently Issued Accounting Pronouncements
For a description of recently issued accounting pronouncements, see Note 4, Recently Issued Accounting Pronouncements, to the consolidated financial statements included in the Company's Annual report on Form 10-K for the fiscal year ended June 30, 2015. There have been no new accounting pronouncements issued that materially effect the Company's financial statements since the filing of the Annual report on Form 10-K.
4.     Balance Sheet Accounts
Cash and Cash Equivalents
The following is a summary of cash and available-for-sale securities (in thousands):

	September 30, 2015	June 30, 2015
Cash	$77,257	$71,455

Cash equivalents	$4,768	$4,770
Total available-for-sale	$4,768	$4,770

Total cash, cash equivalents and available for sale securities	$82,025	$76,225
 The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Investments with original maturities of greater than three months, but less than one year at the balance sheet date are classified as Short-term investments.
Inventory Valuation
The Company's inventory balances as of September 30 and June 30, 2015 were $61.7 million and $58.0 million, respectively. The Company values its inventory at lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company has established inventory allowances primarily determined by the age of inventory or when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Any written down or obsolete inventory subsequently sold has not had a material impact on gross margin for any of the periods disclosed.
The following is a summary of our inventory by category (in thousands):

	September 30, 2015	June 30, 2015
Finished goods	$59,373	$55,301
Raw materials	2,306	2,713
Total Inventory	$61,679	$58,014
Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	September 30, 2015	June 30, 2015
Computer equipment	$32,304	$32,753
Purchased software	5,531	5,425
Office equipment, furniture and fixtures	11,027	10,908
Leasehold improvements	22,871	24,293
	71,733	73,379
Less: accumulated depreciation and amortization	(36,139)	(33,517)
Property and equipment, net	$35,594	$39,862

Intangibles
The following tables summarize the components of gross and net intangible asset balances (in thousands):

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2015
Developed technology	0.9 years	$48,000	$32,486	$15,514
Customer relationships	1.0 years	37,000	23,639	13,361
Maintenance contracts	3.0 years	17,000	6,517	10,483
Trademarks	1.0 years	2,500	1,597	903
Order backlog	0.0 years	7,400	7,292	108
License agreements	9.9 years	3,596	1,392	2,204
Other intangibles	4.2 years	1,762	1,094	668
Total intangibles, net		$117,258	$74,017	$43,241

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2015
Developed technology	1.2 years	$48,000	$28,194	$19,806
Customer relationships	1.3 years	37,000	20,556	16,444
Maintenance contracts	3.3 years	17,000	5,667	11,333
Trademarks	1.3 years	2,500	1,389	1,111
Order backlog	0.3 years	7,400	6,967	433
License agreements	10.2 years	10,924	8,620	2,304
Other intangibles	3.8 years	2,684	1,983	701
Total intangibles, net		$125,508	$73,376	$52,132
Amortization expense for the three months ended September 30, 2015 and 2014, was $8.9 million and $9.0 million, respectively. Of the total amount recognized, $4.4 million and $4.5 million is included in "Cost of revenues for products" on the consolidated statements of operations in the respectively periods, while the remainder of the amortization expense is included in "Amortization of intangibles" on the consolidated statement of operations. The amortization expense that is recognized in "Cost of revenues for products" is comprised of amortization for developed technology, license agreements and other intangibles.
Other Accrued Liabilities
The following are the components of other accrued liabilities (in thousands):

	September 30, 2015	June 30, 2015
Accrued general and administrative costs	$4,216	$1,204
Restructuring	3,629	5,854
Other accrued liabilities	19,534	25,565
Total other accrued liabilities	$27,379	$32,623
Deferred Revenue, Net
Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenue when the revenue recognition criteria have not been met. The following table summarizes deferred revenue, net (in thousands):

	September 30, 2015	June 30, 2015
Deferred services	$85,255	$87,441
Deferred product and other revenue	10,402	12,341
Total deferred revenue	95,657	99,782
Less: current portion	73,712	76,551
Non-current deferred revenue, net	$21,945	$23,231
The Company offers for sale to its customers, renewable support arrangements that range from one to five years. Deferred support revenue is included within deferred revenue, net within the services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended
	September 30, 2015	September 30, 2014
Balance beginning of period	$87,441	$89,657
New support arrangements	27,046	28,539
Recognition of support revenue	(29,232)	(31,184)
Balance end of period	85,255	87,012
Less: current portion	63,310	65,044
Non-current deferred revenue	$21,945	$21,968
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
The following table summarizes deferred distributors revenue, net of cost of sales to distributors (in thousands):

	September 30, 2015	June 30, 2015
Deferred distributors revenue	$44,625	$53,366
Deferred cost of sales to distributors	(10,649)	(12,491)
Deferred distributors revenue, net of cost of sales to distributors	$33,976	$40,875
Debt
The Company's debt is comprised of the following:

	September 30, 2015	June 30, 2015
Current portion of long-term debt:
Term Loan	$13,000	$11,375
Current portion of long-term debt	$13,000	$11,375

Long-term debt, less current portion:
Term Loan	$42,250	$45,500
Revolving Facility	10,000	10,000
Total long-term debt, less current portion	52,250	55,500
Total debt	$65,250	$66,875
During fiscal 2015, the Company amended its credit agreement which provides for a five-year revolving credit facility for up to $50.0 million (the “Revolving Facility”) and a $65 million five-year term loan (the “Term Loan”) and together with the Revolving Facility (the “Senior Secured Credit Facilities, as amended”).
The Senior Secured Credit Facilities, as amended contains, among others, certain financial covenants that require the Company to maintain defined minimum financial ratios which may limit the Company’s availability to borrowings under the

Revolving Facility. As of September 30, 2015, the Company had $37.4 million of availability under the Revolving Facility and is in compliance with its covenants.
The Company had $1.0 million of outstanding letters of credit as of September 30, 2015.
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
Upon issuance of a standard product warranty, the Company discloses and recognizes a liability for the obligations it assumes under the product warranty. The following table summarizes the activity related to the Company’s product warranty liability during the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30, 2015	September 30, 2014
Accrued warranty beginning of period	$8,676	$7,551
New warranties issued	2,564	2,265
Warranty expenditures	(1,996)	(1,927)
Accrued warranty end of period	$9,244	$7,889
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
Advertising
Cooperative advertising expenses are recorded as marketing expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Cooperative advertising obligations with customers are accrued and the costs expensed at the time the related revenue is recognized. If the Company does not meet the criteria for recognizing such cooperative advertising obligations as marketing expense, the costs are recorded as a reduction of revenue. All other advertising costs are expensed as incurred. Advertising expenses for the three months ended September 30, 2015 and 2014, were immaterial.
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
The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth major customers accounting for 10% or more of our net revenue:

	Three Months Ended
	September 30, 2015	September 30, 2014
Westcon Group Inc.	16%	13%
Techdata	12%	14%
Jenne	11%	*

* Less than 10% of net revenue
5.     Fair Value Measurements
A three-tier fair value hierarchy is utilized to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels are defined as follows:
•Level 1 Inputs - unadjusted quoted prices in active markets for identical assets or liabilities;
•Level 2 Inputs - quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and
•Level 3 Inputs - unobservable inputs reflecting the Company's own assumptions in measuring the asset or liability at fair value.
The Company did not hold any financial liabilities that required measurement at fair value on a recurring basis. The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

September 30, 2015	Level 1	Level 2	Level 3	Total
Assets
Investments:
Money market funds	$4,768	$—	$—	$4,768
Total	$4,768	$—	$—	$4,768

June 30, 2015	Level 1	Level 2	Level 3	Total
Assets
Investments:
Money market funds	$4,770	$—	$—	$4,770
Total	$4,770	$—	$—	$7,770
Level 2 investments: the Company includes U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations for which quoted prices are available as Level 2. There were no transfers of assets or liabilities between Level 1 and Level 2 during the fiscal years 2016 or 2015.
The fair value of the borrowings under the Senior Secured Credit Facility, as amended is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Due to the short duration until maturity of the credit facility, the fair value approximates the carrying amount of the Company’s total long-term indebtedness, including current portion of $65.3 million and $66.9 million as of September 30 and June 30, 2015, respectively.
Level 3 investments: The Company does not hold any level 3 investments.
Certain of the Company's assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated. There were no impairments recorded for the three months ended September 30, 2015 or 2014.
6.     Share-based Compensation
Shares reserved for issuance

As of September 30, 2015, the Company had reserved for issuance (in thousands):

	September 30, 2015	June 30, 2015
2014 Employee Stock Purchase Plan	11,000	12,000
Employee stock options and awards outstanding	14,617	15,273
Employee stock options and awards available for grant	4,767	5,450
Total shares reserved for issuance	30,384	32,723
Share-based compensation expense recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

	Three Months Ended
	September 30, 2015	September 30, 2014
Cost of product revenue	$296	$283
Cost of service revenue	367	291
Research and development	1,629	1,644
Sales and marketing	1,428	1,557
General and administrative	951	1,038
Total share-based compensation expense	$4,671	$4,813
During the three months ended September 30, 2015 and 2014, the Company did not capitalize any share-based compensation expense in inventory, as the amounts were immaterial.
Stock Awards
Stock awards may be granted under the 2013 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock units which vests over a fixed period.
The following table summarizes stock award activity for the three months ended September 30, 2015 (in thousands, except grant date fair value):

	Number of Shares (000’s)	Weighted- Average Grant- Date Fair Value	Aggregate Fair Market Value ($000's)
Non-vested stock awards outstanding at June 30, 2015	4,597	$3.82
Granted	2,291	$2.94
Vested	(44)	$2.67	$118
Cancelled	(187)	$4.55
Non-vested stock awards outstanding at September 30, 2015	6,657	$3.51
The following table summarizes stock option activity under all plans for the three months ended September 30, 2015 (in thousands, except per share and contractual term):

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000’s)
Options outstanding at June 30, 2015	10,604	$4.03	3.79	$410
Granted	—	$—
Exercised	(24)	$2.36
Cancelled	(2,620)	$3.70
Options outstanding at September 30, 2015	7,960	$4.14	4.62	$1,484
Exercisable at September 30, 2015	4,713	$4.17	3.31	$582
Vested and expected to vest at September 30, 2015	7,516	$4.14	4.49	$1,381
The weighted-average grant-date fair value of options granted during the three months ended September 30, 2014 was $2.39. There were no options granted during the three months ended September 30, 2015. The weighted-average fair value of shares purchased under the Company’s 2014 ESPP and the 1999 ESPP during the three months ended September 30, 2015 and 2014, was $1.97 and $1.50, respectively.

The Company uses the straight-line method for expense attribution, and the Company estimates forfeitures and only recognizes expense for those shares expected to vest. The Company’s estimated forfeiture rate for fiscal 2016 is based on the Company’s historical forfeiture experience and is 13% for non-executives and 19% for executives.
The fair value of each stock option grant under the Company's 2013 Plan and 2005 Plan is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table. The Company uses the Monte-Carlo simulation model to determine the fair value and the derived service period of grants with market conditions, on the date of the grant. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate is based upon the estimated life of the option and is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on a blended rate of the implied volatilities from traded options on the Company’s stock and historical volatility on the Company’s stock.
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

	Stock Option Plans		Employee Stock Purchase Plans
	Three Months Ended		Three Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Expected life	0.0 years	5.0 years	1.25 years	0.25 years
Risk-free interest rate	—%	1.52%	0.29%	0.02%
Volatility	—%	54%	58%	53%
Dividend yield	—%	—%	—%	—%
7.     Restructuring Charges
As of September 30, 2015, restructuring liabilities were $5.7 million and consisted of obligations for severance benefits, contract termination and other expenses. The short-term restructuring liability is recorded in "Other accrued liabilities" and the long-term restructuring liability is recorded in "Other long-term liabilities" in the consolidated balance sheets. During the three months ended September 30, 2015, the Company recorded restructuring charges of $5.6 million and applied payments to the liability of $4.4 million. Included in the restructuring charges were offsets for future sub-leasing income. The Company has estimated the sub-lease income based on its existing leases agreement, as well the real estate market conditions at the respective locations. The Company also factored into its estimate the time for a sub-lease tenant to enter into an agreement and complete any improvements. The Company will reevaluate any sub-lease income on a regular basis and adjust the accrual as necessary if and when facts should change.
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
Phase Two
During the first quarter of fiscal 2016, we continued our initiative to realign our operations with a second phase by abandoning excess facilities, primarily in San Jose California; Salem, New Hampshire and Shannon, Ireland. The abandoned facilities represented approximately 27% of the floor space at these locations and included general office and warehouse space. There may be additional abandonments of excess facilities in future periods as we further align our organization to our business and operational needs.
During the first quarter fiscal of 2016, in conjunction with the exiting of facilities noted above, the Company accelerated depreciation of leasehold improvements in the amount of $1.3 million. This charge is reflected in "Restructuring charge, net of reversals" in the consolidated statement of operations.
As of September 30, 2015, the Company had restructuring liabilities of $5.7 million related to the fiscal 2015 restructuring, the severance benefits and other portions of the accrual are planned to be paid by the end of the second quarter of fiscal 2016. The excess facilities accrual payments will continue through fiscal year 2023, due to the length of agreements.

Restructuring liabilities consist of (in thousands):

	Excess Facilities	Severance Benefits	Other	Total
Balance as of June 30, 2015	$—	$5,737	$117	$5,854
Period charges	5,409	321	178	5,908
Period reversals	—	(235)	(70)	(305)
Non cash adjustments	(1,344)	—	—	(1,344)
Period payments	(42)	(4,207)	(125)	(4,374)
Balance as of September 30, 2015	$4,023	$1,616	$100	$5,739
Less: current portion recorded in Other accrued liabilities				(3,629)
Restructuring accrual included in Other long-term liabilities				$2,110

8.     Commitments and Contingencies
Purchase Commitments
The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. The arrangements allow them to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to the purchase of long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of September 30, 2015, the Company had non-cancelable commitments to purchase $72.5 million of such inventory.
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
2002 - 2009 ICMS Tax Assessment Matters
The State of Sao Paolo (Brazil) denied Enterasys Networks do Brazil Ltda. the use of certain credits derived from the State of Espirito Santo under the terms of the FUNDAP scheme for the tax years of 2002 through 2009. Enterasys’ application to resolve the ICMS Tax Assessments at the administrative level of the Sao Paolo Tax Department under the amnesty relief program (Reference No 3.056.963-1) was denied in March, 2014, by the Sao Paolo Tax Administration. The value of the ICMS tax credits that were disallowed by the Sao Paolo Tax Administration is approximately BR 3,433,914 (or approximately US $0.9 million), plus interest and penalties (that are currently estimated to be approximately US $4.1 million). Possible court fees are estimated to be BR 3,952,598 (or approximately US $1.0 million). On January 10, 2014, Enterasys filed a lawsuit to overturn or reduce the assessment, which lawsuit remains on-going. As part of this lawsuit, Enterasys made a request for a stay of execution, so that no tax foreclosure can be filed until a final ruling is made and no guarantee needs to be presented. On or about October 6, 2014, the preliminary injunction was granted with regard to the stay of execution, and in response to an appeal on the guarantee requirement, the appellant court further ruled on or about January 28, 2015 that no cash deposit (or guarantee) need be made by Enterasys.
Given the preliminary nature of the lawsuit, it is premature to assess the likelihood of a particular final outcome. Based on the currently available information, the Company believes the ultimate outcome of this audit will not have material adverse effect on the Company's financial position or overall results of operations. The range of the potential total tax liability related to these matters is estimated to be from US $0 million to US $6.0 million, of which the Company believes US $4.3 million is the best estimate within the range and has recorded an accrual as of the Acquisition Date of Enterasys as such matter relates to the period before the acquisition.
Extreme made a demand on April 11, 2014 for a defense from, and indemnification by, Seller of these 2002-2009 ICMS Tax Assessment matters. Seller agreed to assume the defense of these 2002-2009 ICMS Tax Assessment Matters on May 20, 2014. In addition, through the settlement of the Unify Indemnification Suit on June 18, 2015, Seller has agreed to continue to defend Extreme in this matter and to indemnify Extreme for losses related thereto subject to certain conditions. These conditions relate to offsetting of foreign income tax benefits realized by the Company in the connection with the acquisition of Enterasys. Based upon current projections of the foreign income tax benefits to be realized, the Company does not anticipated that any amounts under the indemnification will be due.

Hong vs Extreme
On October 23, 2015, a complaint was filed for violations of securities laws in the U.S. District Court for the Northern District of California in the name of Jui-Yang Hong, Individually and on behalf of all others similarly situated, against the Company, and named defendants Charles W. Berger, Kenneth B. Arola, and John T. Kurtzweil.  Plaintiff alleges that defendants violated the securities laws by disseminating materially false and misleading statements and concealing material adverse facts regarding Extreme Networks' current financial condition and growth prospects. Plaintiffs seek damages of an unspecified amount.  The Company intends to vigorously defend the suit.
Indemnification Obligations
Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals' reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of these claims. The cost to defend the Company and the named individuals could have a material adverse effect on its consolidated financial position, results of operations and cash flows in the future. Recovery of such costs under its directors and officers’ insurance coverage is uncertain. As of September 30, 2015, the Company had no outstanding indemnification claims.

9.     Income Taxes
For the three months ended September 30, 2015 and 2014, the Company recorded an income tax provision of $0.9 million and $1.0 million, respectively.
The income tax provisions for the three months ended September 30, 2015 and 2014, consisted primarily of taxes on the income of our foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc. The income tax provisions for both fiscal years were calculated based on the actual results of operations for the three months ended September 30, 2015 and 2014, and therefore may not reflect the annual effective tax rate.
The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets as well as the deferred tax assets in Australia, Brazil, Japan and Singapore. A valuation allowance is determined by assessing both negative and positive evidence to determine whether it is “more likely than not” that the deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. The Company's inconsistent earnings in recent periods, including a cumulative loss over the last three years, coupled with its difficulty in forecasting future revenue trends as well as the cyclical nature of its business represent sufficient negative evidence to require a full valuation allowance against its U.S. federal and state net deferred tax assets as well as the above mentioned foreign jurisdictions. This valuation allowance will be evaluated periodically and can be reversed partially or in whole if business results and the economic environment have sufficiently improved to support realization of some or all of the Company's deferred tax assets.
The acquisition of Enterasys included a U.S. parent company as well as its wholly-owned domestic and foreign subsidiaries. The Company has elected to treat this stock acquisition as an asset purchase by filing the required election forms under IRC Sec 338(h)(10). The Company has estimated the value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. During the three months ended September 30, 2015, the Company deducted $1.1 million of tax amortization expense related to capitalized goodwill. As of September 30, 2015, the Company recorded a deferred tax liability of $3.2 million related to this amortization which is not considered a future source of taxable income in evaluating the need for a valuation allowance against our deferred tax assets.
The Company had $11.4 million of unrecognized tax benefits as of September 30, 2015. The future impact of the unrecognized tax benefit of $11.4 million, if recognized, would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. The Company does not anticipate any events to occur during the next twelve months that would reduce the unrealized tax benefit as currently stated in the Company’s balance sheet.
The Company’s policy is to accrue interest and penalties related to the underpayment of income taxes as a component of tax expense in the Condensed Consolidated Statements of Operations.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	September 30, 2015	September 30, 2014
Net loss	$(11,526)	$(19,330)
Weighted-average shares used in per share calculation – basic and diluted	100,985	97,314
Net loss per share – basic and diluted	$(0.11)	$(0.20)
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	September 30, 2015	September 30, 2014
Options to purchase common stock	8,301	6,866
Restricted stock units	6,657	1,765
Employee Stock Purchase Plan shares	147	216
11.     Foreign Exchange Forward Contracts
The Company from time to time enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. At September 30, 2015, we did not have any forward foreign currency contracts.
Foreign currency transaction gains and losses from operations was a gain of $1.2 million for the three months ended September 30, 2015, and a loss of $0.4 million for the three months ended September 30, 2014.
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
The Company attributes revenues to geographic regions primarily based on the customer's ship-to location. Information regarding geographic areas is as follows (in thousands):

	Three Months Ended
Net Revenues:	September 30, 2015	September 30, 2014
Americas:
United States	$56,343	$58,488
Other	5,843	7,341
Total Americas	62,186	65,829
EMEA	51,026	53,934
APAC	11,369	16,511
Total net revenues	$124,581	$136,274

Long Lived Assets:	September 30, 2015	September 30, 2014
Americas	$80,829	$98,500
EMEA	25,259	41,900
APAC	2,597	—
Total long lived assets	$108,685	$140,400

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may” “expect” or “believe” . These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Quarterly Report on Form 10-Q for the first quarter of fiscal 2016, our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; the timing of any recovery in the global economy; risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products; and our ability to receive the anticipated benefits of the acquisition of Enterasys.
Business Overview
We believe that understanding the following key developments is helpful to an understanding of our operating results for the fiscal quarter ended September 30, 2015.
We are a leading provider of network infrastructure equipment and offer related services contracts for extended warranty and maintenance to our enterprise, data center and service provider customers. We are a networking industry leader with more than 20,000 customers. We were incorporated in California in May 1996, and reincorporated in Delaware in March 1999. Our corporate headquarters are located in San Jose, California. Substantially all of our revenue is derived from the sale of our networking equipment and related service contracts.
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

Impact of the Global Economic Developments
We operate in three regions: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Middle East, and Africa; and APAC which includes Asia Pacific, South Asia, Japan and Australia. Sales in APAC and some European countries have continued to be impacted as a result of the soft global economy. We believe that conservative purchasing patterns and delays or cancellation of IT infrastructure plans in the face of continued uncertainty regarding the global economy, may continue to negatively impact overall demand for networking solutions, including Ethernet equipment. Additionally, the continuation of the strong U.S. Dollar compared to most other currency, particularly on a year over year basis, has contributed to the conservative purchasing trends in many international locations.
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
Expanding Product Portfolio
We believe that continued success in our marketplace is dependent upon a variety of factors that includes, but is not limited to, our ability to design, develop and distribute new and enhanced products employing leading-edge technology. New software and hardware introductions during fiscal 2015 included a Summit X770 switch supporting industry's highest density performing top of rack switching, Purview - a network-powered application analytics and optimization solution, identiFi 38xx WiFi Access Points supporting 802.11ac, SDN 2.0 - an open, standards-based (based on OpenDaylight) and comprehensive SDN solution, 100GbE support for the BDX8 and NetSight 6.0 a consolidated management across the expanded portfolio.
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
Results of Operations
During the first quarter of fiscal 2016, we achieved the following results:

•	Net revenues of $124.6 million compared to $136.3 million in the first quarter of fiscal 2015.

•	Product revenues of $91.4 million compared to $102.7 million in the first second quarter of fiscal 2015.

•	Service revenues of $33.2 million compared to $33.6 million in the first quarter of fiscal 2015.

•	Total gross margin of 52% of net revenues compared to 52% of net revenues in the first quarter of fiscal 2015.

•	Operating loss of $10.8 million compared to $17.2 million in the first quarter of fiscal 2015.

•	Net loss of $11.5 million compared to $19.3 million in the first quarter of fiscal 2015.

•
Cash flow provided by operating activities of $6.5 million in the three months ended September 30, 2015 compared to cash flow used in operating activities of $1.6 million in the three months ended September 30, 2014.

•
Cash and cash equivalents increased by $5.8 million to $82.0 million as of September 30, 2015 from $76.2 million as of June 30, 2015, primarily due to increased proceeds from cash provided by operations offset by repayment of debt.

We operate in three regions: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East, and Africa; and APAC which includes Asia Pacific, South Asia, India, and Australia.

The following table presents the total net revenue geographically for the three months ended September 30, 2015 and September 30, 2014 (dollars in thousands):

	Three Months Ended
Net Revenues	September 30, 2015	September 30, 2014	$ Change	% Change
Americas:
United States	$56,343	$58,488	$(2,145)	(3.7)%
Other	5,843	7,341	(1,498)	(20.4)%
Total Americas	62,186	65,829	(3,643)	(5.5)%
Percentage of net revenue	50.0%	48.3%
EMEA	51,026	53,934	(2,908)	(5.4)%
Percentage of net revenue	41.0%	39.6%
APAC	11,369	16,511	(5,142)	(31.1)%
Percentage of net revenue	9.1%	12.1%
Total net revenues	$124,581	$136,274	$(11,693)	(8.6)%
Net Revenues
The following table presents net product and service revenue for the three months ended September 30, 2015 and September 30, 2014, (dollars in thousands):

	Three Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change
Net Revenues:
Product	$91,381	$102,672	$(11,291)	(11.0)%
Percentage of net revenue	73.4%	75.3%
Service	33,200	33,602	(402)	(1.2)%
Percentage of net revenue	26.7%	24.7%
Total net revenues	$124,581	$136,274	$(11,693)	(8.6)%
Product revenue decreased $11.3 million or 11.0% in the first quarter of fiscal 2016 compared to the corresponding period of fiscal 2015. In the first quarter of fiscal 2016, the Company experienced a decrease in shipments due to the global financial uncertainty, continuing strong U.S. Dollar and increased price competition.
Service revenue decreased $0.4 million in the first quarter of fiscal 2016 compared to the corresponding period of fiscal 2015 including lower purchase accounting charges related to deferred service revenues of $0.4 million in first quarter of fiscal 2016 to $0.4 million as compared to $0.8 million in the first quarter of fiscal 2015.

Gross Profit
The following table presents the product and service revenue gross profit and the respective gross profit percentages for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change
Gross profit:
Product	$44,447	$48,647	$(4,200)	(8.6)%
Percentage of product revenue	48.6%	47.4%
Service	20,671	21,880	(1,209)	(5.5)%
Percentage of service revenue	62.3%	65.1%
Total gross profit	$65,118	$70,527	$(5,409)	(7.7)%
Percentage of net revenue	52.3%	51.8%
Product gross profit decreased $4.2 million in the first quarter of fiscal 2016 as compared to the corresponding period in fiscal 2015. Gross profit was impacted during the first quarter of fiscal 2016 by a decrease in product revenue of $11.3 million and higher distribution expenses as compared to the corresponding period of fiscal 2015 offset by lower overhead costs due in part to the reduction in force ("RIF") during the fourth quarter of fiscal 2015 and lower royalties on older product which have been discontinued.
Service gross profit decreased to $20.7 million in the first quarter of fiscal 2016 from $21.9 million in the first quarter of fiscal 2015 due to excess inventory charges of $1.1 million combined with lower service revenues of $0.4 million partial offset by lower purchase accounting charges of $0.4 million related to deferred service revenues in first quarter of fiscal 2016, as compared to the first quarter of fiscal 2015.
Operating Expenses
The following table presents operating expenses and operating income (dollars in thousands):

	Three Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change
Research and development	$20,268	$23,347	$(3,079)	(13.2)%
Sales and marketing	36,062	44,779	(8,717)	(19.5)%
General and administrative	9,176	11,074	(1,898)	(17.1)%
Acquisition and integration costs	338	4,058	(3,720)	(91.7)%
Restructuring charge, net of reversals	5,603	—	5,603	N/A
Amortization of intangibles	4,467	4,467	—	—%
Total operating expenses	$75,914	$87,725	$(11,811)	(13.5)%
Operating loss	$(10,796)	$(17,198)	$6,402	37.2%
Research and Development Expenses
Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products.
Research and development expenses decreased by $3.1 million, or 13.2% three months ended September 30, 2015 as compared to the corresponding periods of fiscal 2015. The decreases in research and development expenses were due to lower personnel costs of $2.4 million as a result of the RIF during the fourth quarter of fiscal 2015, and travel and entertainment of $0.1 million.
Sales and Marketing Expenses
Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses.
Sales and marketing expenses decreased by $8.7 million, or 19.5% for the three months ended September 30, 2015 as compared to the corresponding periods of fiscal 2015. The decreases in sales and marketing expenses were primarily due to lower personnel costs of $5.3 million as a result of the RIF during the fourth quarter of fiscal 2015, travel and entertainment of $1.2 million, rent expense of $0.4 million and professional services of $0.3 million.
General and Administrative Expenses
General and administrative expenses decreased by $1.9 million, or 17.1% for the three months ended September 30, 2015 as compared to the corresponding period of fiscal 2015. The decrease in general and administrative expenses was due to lower personnel costs of $0.7 million as a result of the RIF during the fourth quarter of fiscal 2015, professional services of $0.8 million and rent expense of $0.4 million, partially offset by lower bad debt expense of $0.3 million.
Acquisition and Integration Costs
Acquisition and integration costs include those costs that we have incurred only as result of the acquisition of Enterasys and related subsequent integration of the two companies.
During the three months ended September 30, 2015 and 2014, we recorded $0.3 million and $4.1 million, respectively of integration costs primarily for IT, warehouse, and sales integration and severance costs.
Restructuring Charges
During the three months ended September 30, 2015, we recorded $5.6 million in restructuring charges, primarily in excess facilities, net of future sub-lease income. There were no restructuring charges during the corresponding period in fiscal 2015. During the first quarter of fiscal 2016, we continued our initiative to realign our operations with a second phase by abandoning excess facilities, primarily in San Jose California; Salem, New Hampshire and Shannon, Ireland. The abandoned facilities represented approximately 27% of our original space, and included general office and warehouse space. There may be additional activities in abandonments of excess facilities in future periods as we further align our organization to our business and operational needs.
In conjunction with the restructuring activity we accelerated depreciation of leasehold improvements in the amount of $1.3 million, which is included in the total restructuring charge noted above
Amortization of Intangibles
During the three months ended September 30, 2015 and 2014, we recorded $4.5 million and $4.5 million, respectively of amortization expense.
Interest Expense
During the three months ended September 30, 2015 and 2014 we recorded $0.8 million and $0.8 million, respectively in interest expense.
Other Income (Expense), Net
During the three months ended September 30, 2015 and 2014 we recorded $1.0 million of gains and $0.4 million of losses, respectively in other income (expense), net. The increase was primarily due to foreign exchange gains from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.
Provision for Income Taxes
For the three months ended September 30, 2015 and 2014, we recorded an income tax provision of $0.9 million and $1.0 million, respectively.
The income tax provisions for the three months ended September 30, 2015 and 2014 consisted primarily of taxes on the income of our foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys.
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

As discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2015, we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

•	Revenue Recognition

•	Goodwill

•	Share-based Payments

•	Restructuring Charges
There have been no changes to our critical accounting policies since the filing of our last Annual Report on Form 10-K.
New Accounting Pronouncements
See Note 3 of the accompanying condensed consolidated financial statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.
Liquidity and Capital Resources
The following summarizes information regarding our cash, investments, and working capital (in thousands):

	September 30, 2015	June 30, 2015
Cash and cash equivalent	$82,025	$76,225
Total cash and investments	$82,025	$76,225
Working capital	$6,621	$2,564
As of September 30, 2015, our principal sources of liquidity consisted of cash and cash equivalents of $82.0 million, accounts receivable, net of $60.3 million and availability of borrowings from the Revolving Facility of $37.4 million. Our principal uses of cash will include repayments of debt and related interest, purchase of finished goods inventory from our contract manufacturers, payroll, restructuring expenses and other operating expenses related to the development, marketing of our products and purchases of property and equipment. We believe that our $82.0 million of cash and cash equivalents at September 30, 2015, cash flows from operations along with the availability of borrowings from the Revolving Facility will be sufficient to fund our principal uses of cash for at least the next 12 months.
The Senior Secured Credit Facilities, as amended, contain financial covenants that require us to maintain a minimum Consolidated Fixed Charge Coverage Ratio and Consolidated Quick Ratio and a maximum Consolidated Leverage Ratio and other financial and non-financial covenants and restrictions that limit our ability to incur additional indebtedness, create liens upon any of our property, merge, consolidate or sell all or substantially all of our assets, etc.
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
Key Components of Cash Flows and Liquidity
A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Three Months Ended
	September 30, 2015	September 30, 2014
Net cash provided by operating activities	$6,526	$1,632
Net cash used in investing activities	(633)	(1,036)
Net cash provided by financing activities	230	925
Foreign currency effect on cash	(323)	(644)
Net increase in cash and cash equivalents	$5,800	$877
Net Cash Provided By Operating Activities
Cash flows provided by operations in the three months ending September 30, 2015 was $6.5 million was generated from non-cash expenses such as amortization of intangibles, stock-based compensation expense and depreciation as well as decreases in accounts receivables and was partially offset by the current period's net loss along with increases in inventories and decreases in accounts payable, accrued compensation and deferred revenues.
Cash flows provided by operations in the three months ending September 30, 2014, was $1.6 million. The prior year's net loss was primarily offset by non-cash expenses such as amortization of intangibles, stock-based compensation expense and depreciation. Accounts receivables decreased due to lower revenue during the quarter combined with higher collections. Inventories decreased due to the timing of inventory receipts to bring inventory levels in line with the near term demand. Such increases in cash inflows were offset by decreases in accounts payables primarily due to the timing of payments.
Net Cash Used In Investing Activities
Cash flow used in investing activities in the three months ending September 30, 2015 was $0.6 million, comprised of purchases of property and equipment.
Cash flow used in investing activities in the three months ending September 30, 2014, was $1.0 million comprised of $2.8 million used to purchase property and equipment offset by proceeds of $2.0 million from the maturities of investments.
Net Cash Provided By Financing Activities
Cash flow provided by financing activities in the three months ending September 30, 2015 was $0.2 million, comprised of $1.9 million proceeds from the issuance of shares of our common stock under the ESPP and the exercise of stock options, net of taxes paid on vested and released stock awards offset by $1.6 million of cash used for repayment of debt.
Cash flow provided by financing activities in the three months ending September 30, 2014, was $0.9 million, comprised of a draw on the Revolving Facility of $24.0 million, $1.7 million proceeds from the exercise of stock options and issuance of shares of our common stock under the ESPP, net of taxes paid on vested and released stock awards offset by $24.8 million of cash used for repayment of debt.
Foreign currency effect on cash
Foreign currency effect on cash increased in the three months ending September 30, 2015, primarily due to changes in foreign currency exchange rates between US Dollar and particularly the Brazilian Real, Swedish Krona, Indian Rupee and Australian Dollar.
Contractual Obligations
The following summarizes our contractual obligations at September 30, 2015, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Debt obligations	$65,250	$13,000	$36,563	$15,687	$—
Interest on debt obligations	4,742	2,174	2,519	49	—
Non-cancellable inventory purchase commitments	72,532	72,532	—	—	—
Non-cancellable operating lease obligations	61,084	10,373	18,143	14,910	17,658
Other liabilities	5,854	5,075	763	16	—
Total contractual cash obligations	$209,462	$103,154	$57,988	$30,662	$17,658
Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $72.5 million as of September 30, 2015. We expect to honor the inventory purchase commitments within the next 12 months.
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
We did not have any material commitments for capital expenditures as of September 30, 2015.
Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2015.
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
The following table presents the amounts of our cash equivalents, short-term investments and marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 30, 2015 (dollars in thousands).

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
September 30, 2015
Included in cash equivalents	$4,768	$—	$—	$4,768	$4,768
Weighted average interest rate	0.01%	—%	—%
The following tables present hypothetical changes in fair value of the financial instruments held at September 30, 2015, that are sensitive to changes in interest rates (in thousands):

Unrealized gain given a decrease in interest rate of X bps		Fair value as of	Unrealized loss given an increase in interest rate of X bps
(100 bps)	(50 bps)	September 30, 2015	100 bps	50 bps
$—	$—	$4,768	$—	$—
Debt
At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from our credit facility.
The following table presents hypothetical changes in interest expense for the quarter ended September 30, 2015, on outstanding credit facility borrowings as of September 30, 2015, that are sensitive to changes in interest rates (in thousands):

Change in interest expense given a decrease in interest rate of X bps*		Average outstanding debt as of	Change in interest expense given an increase in interest rate of X bps
(100 bps)	(50 bps)	September 30, 2015	100 bps	50 bps
$(163)	$(82)	$65,250	$163	$82
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

Foreign Exchange Forward Contracts
We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other expense, net. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. At September 30, 2015, we did not have any forward foreign currency contracts,
Foreign currency transaction gains and losses from operations was a gain of $1.1 million for the three months ended September 30, 2015 and a loss $0.4 million for the three months ended September 30, 2014.

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
Changes in Internal Control over Financial Reporting
   There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For information regarding litigation matters that we deem significant, refer to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and Note 8 to our Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report which are incorporated herein by reference.

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
We may experience challenges or delays in generating or recognizing revenue for a number of reasons and our revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including, but not limited to, the following:
•we are dependent upon obtaining orders during a quarter and shipping those orders in the same quarter to achieve our revenue objectives;
•decreases in the prices of the products that we sell;
•the mix of products sold and the mix of distribution channels through which products are sold;
•acceptance provisions in customer contracts;
•our ability to deliver installation or inspection services by the end of the quarter;
•changes in general and/or specific economic conditions in the networking industry;
•seasonal fluctuations in demand for our products and services;
•a disproportionate percentage of our sales occurring in the last month of the quarter;
•our ability to ship products by the end of a quarter;
•reduced visibility into the implementation cycles for our products and our customers’ spending plans;
•our ability to forecast demand for our products, which in the case of lower-than-expected sales, may result in excess or obsolete inventory in addition to non-cancelable purchase commitments for component parts;
•sales to the telecommunications service provider market, which represent a significant source of large product orders, are especially volatile and difficult to forecast;
•product returns or the cancellation or rescheduling of orders;
•announcements and new product introductions by our competitors;
•our ability to develop and support relationships with enterprise customers, service providers and other potential large customers;
•our ability to achieve targeted cost reductions;
•fluctuations in warranty or other service expenses actually incurred;
•our ability to obtain sufficient supplies of sole- or limited-source components for our products on a timely basis;
•increases in the price of the components that we purchase.
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
The challenges and uncertainty currently affecting global economic conditions may negatively impact our business and operating results in the following ways:
•customers may delay or cancel plans to purchase our products and services;
•customers may not be able to pay, or may delay payment of, the amounts that they owe us which may adversely affect our cash flow, the timing of our revenue recognition and the amount of revenue;
•increased pricing pressure may result from our competitors aggressively discounting their products;
•accurate budgeting and planning will be difficult due to low visibility into future sales;
•forecasting customer demand will be more difficult, increasing the risk of either excess and obsolete inventory if our forecast is too high or insufficient inventory to meet customer demand if our forecast is too low; and
•our component suppliers and contract manufacturers have been negatively affected by the economy which may result in product delays and changes in pricing and service levels.
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
International sales constitute a significant portion of our net revenue. Our ability to grow will depend in part on the expansion of international sales. Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:
•longer accounts receivable collection cycles;
•difficulties in managing operations across disparate geographic areas;
•difficulties associated with enforcing agreements through foreign legal systems;
•higher credit risks requiring cash in advance or letters of credit;
•difficulties in safeguarding intellectual property;
•political and economic turbulence;
•terrorism, war or other armed conflict;
•natural disasters and epidemics;
•potential adverse tax consequences;
•compliance with regulatory requirements of foreign countries, including compliance with rapidly evolving environmental regulations;

•compliance with U.S. laws and regulations pertaining to the sale and distribution of products to customers in foreign countries, including export controls and the Foreign Corrupt Practices Act; and
•the payment of operating expenses in local currencies, which exposes us to risks of currency fluctuations.
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
Through June 30, 2015, we have incurred transaction and integration costs in connection with the Enterasys acquisition of $36.2 million. We expect to incur additional costs integrating the companies’ operations, product offerings, and personnel, which cannot be estimated accurately at this time. Although we expect that the realization of efficiencies related to the integration of the business will offset incremental transaction, integration and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved. If the total costs of the integration exceed the anticipated benefits of the acquisition, our results of operations could be adversely affected.
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
As part of our business strategy, we review acquisition and strategic investment prospects that we believe would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or otherwise offer growth opportunities. In the event of any future acquisitions, we could:
•issue equity securities which would dilute current stockholders' percentage ownership;
•incur substantial debt;
•assume contingent liabilities; or
•expend significant cash.
These actions could have a material adverse effect on our operating results or the price of our common stock. Moreover, even if we do obtain benefits in the form of increased sales and earnings, these benefits may be recognized much later than the time when the expenses associated with an acquisition are incurred. This is particularly relevant in cases where it would be necessary to integrate new types of technology into our existing portfolio and new types of products may be targeted for potential customers with which we do not have pre-existing relationships. Acquisitions and investment activities also entail numerous risks, including:
•difficulties in the assimilation of acquired operations, technologies and/or products;
•unanticipated costs associated with the acquisition or investment transaction;
•the diversion of management's attention from other business concerns;
•adverse effects on existing business relationships with suppliers and customers;

•risks associated with entering markets in which we have no or limited prior experience;
•the potential loss of key employees of acquired organizations; and
•substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items.
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
Our debt instruments impose, and the terms of any future debt may impose, operating and other restrictions on us. These restrictions could affect, and in many respects limit or prohibit, among other items, our ability to:
•incur additional indebtedness;
•create liens;
•make investments;
•enter into transactions with affiliates;
•sell assets;
•guarantee indebtedness;
•declare or pay dividends or other distributions to stockholders;
•repurchase equity interests;
•change the nature of our business;
•enter into swap agreements;
•issue or sell capital stock of certain of our subsidiaries; and
•consolidate, merge, or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis.
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
We currently purchase several key components used in the manufacture of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. Certain components such as tantalum capacitors, SRAM, DRAM, and printed circuit boards, have been in the past, and may in the future be, in short supply. We have encountered, and are likely in the future to encounter, shortages and delays in obtaining these or other components, and this could have a material adverse effect on our ability to meet customer orders. Our principal sole-source components include:
•ASICs;
•Merchant silicon;

•microprocessors;
•programmable integrated circuits;
•selected other integrated circuits;
•custom power supplies; and
•custom-tooled sheet metal.
Our principal limited-source components include:
•flash memory;
•DRAMs and SRAMs;
•printed circuit boards; and
•CAMs
•Connectors
•Timing circuits (crystals & clocks).
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
Litigation resulting from claims that we are infringing the proprietary rights of others has resulted and could in the future result in substantial costs and a diversion of resources, and could have a material adverse effect on our business, financial condition and results of operations. We have received notices from entities alleging that we may be infringing their patents, and we are currently parties to patent litigation as described under Part II, Item 1A, Legal Proceedings. Without regard to the merits of these or any other claims, an adverse court order or a settlement could require us, among other actions, to:
•stop selling our products that incorporate the challenged intellectual property;
•obtain a royalty bearing license to sell or use the relevant technology, and that license may not be available on reasonable terms or available at all;
•pay damages; or
•redesign those products that use the disputed technology.
In addition, our products include so-called “open source” software. Open source software is typically licensed for use at no initial charge, but imposes on the user of the open source software certain requirements to license to others both the open source software as well as modifications to the open source software under certain circumstances. Our use of open source software subjects us to certain additional risks for the following reasons:
•open source license terms may be ambiguous and may result in unanticipated obligations regarding the licensing of our products and intellectual property;
•open source software cannot be protected under trade secret law;
•suppliers of open-source software do not provide the warranty, support and liability protections typically provided by vendors who offer proprietary software; and
•it may be difficult for us to accurately determine the developers of the open source code and whether the acquired software infringes third-party intellectual property rights.
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
We have and may in the future pursue or be subject to claims or lawsuits in the normal course of our business. In addition to the intellectual property lawsuits described above, we are currently parties to other litigation as described in Part II, Item 1A. Legal Proceedings. Regardless of the result, litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a lawsuit in which we are a defendant could result in a court order against us or payments to other parties that would have an adverse effect on our business, results of operations, or financial condition. Even if we are successful in prosecuting claims and lawsuits, we may not recover damages sufficient to cover our expenses incurred to manage, investigate and pursue the litigation. In addition, subject to certain limitations, we may be obligated to indemnify our current and former directors, officers and employees in certain lawsuits. We do not maintain adequate insurance coverage to cover all of our litigation costs and liabilities.
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
Our products represent a significant strategic decision by a customer regarding its communications infrastructure. The decision by customers to purchase our products is often based on the results of a variety of internal procedures associated with the evaluation, testing, implementation and acceptance of new technologies. Accordingly, the product evaluation process frequently results in a lengthy sales cycle, typically ranging from three months to longer than a year, and as a result, our ability to sell products is subject to a number of significant risks, including risks that:
•budgetary constraints and internal acceptance reviews by customers will result in the loss of potential sales;
•there may be substantial variation in the length of the sales cycle from customer to customer, making decisions on the expenditure of resources difficult to assess;
•we may incur substantial sales and marketing expenses and expend significant management time in an attempt to initiate or increase the sale of products to customers, but not succeed;
•if a sales forecast from a specific customer for a particular quarter is not achieved in that quarter, we may be unable to compensate for the shortfall, which could harm our operating results; and
•downward pricing pressures could occur during the lengthy sales cycle for our products.
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
If we do not comply with existing or evolving industry standards and government regulations, we may not be able to sell our products where these standards or regulations apply. The network equipment industry in which we compete is characterized by rapid changes in technology and customers' requirements and evolving industry standards. As a result, our success depends on:
•the timely adoption and market acceptance of industry standards, and timely resolution of conflicting U.S. and international industry standards; and
•our ability to influence the development of emerging industry standards and to introduce new and enhanced products that are compatible with such standards.
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
Market conditions and changes in the industry could lead to discontinuation of our products or businesses resulting in asset impairments.
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
We currently have authority granted by our Board of Directors to repurchase up to $75 million in common stock over a three year period starting October 1, 2012. Since the inception of the program, 4.1 million shares have been repurchased for a total purchase price of $14.5 million and $60.5 million of the authorized amount is remaining. For the three month period ended September 30, 2015, the Company did not repurchase any shares of its common stock.

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

EXTREME NETWORKS, INC. (Registrant)

/S/ KENNETH AROLA
KENNETH AROLA
Executive Vice President, Chief Financial Officer (Principal Accounting Officer)
October 30, 2015