Form 10-Q
period 2015-12-31
EXTREME NETWORKS INC
filed 2016-02-02
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at January 22, 2016, was 103,319,359

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED December 31,
2015

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$85,865	$76,225
Accounts receivable, net of allowances of $6,464 at December 31, 2015 and $2,396 at June 30, 2015	73,110	92,737
Inventories	56,601	58,014
Deferred income taxes	705	760
Prepaid expenses and other current assets	9,925	10,258
Total current assets	226,206	237,994
Property and equipment, net	32,948	39,862
Intangible assets, net	35,138	52,132
Goodwill	70,877	70,877
Other assets	27,618	27,795
Total assets	$392,787	$428,660
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14,625	$11,375
Accounts payable	25,536	40,135
Accrued compensation and benefits	28,995	25,195
Accrued warranty	10,415	8,676
Deferred revenue, net	75,548	76,551
Deferred distributors revenue, net of cost of sales to distributors	31,677	40,875
Other accrued liabilities	29,968	32,623
Total current liabilities	216,764	235,430
Deferred revenue, less current portion	21,505	23,231
Long-term debt, less current portion	47,375	55,500
Deferred income taxes	3,471	2,979
Other long-term liabilities	8,536	7,285
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 103,229,140 shares issued and outstanding at December 31, 2015 and 100,284,106 shares issued and outstanding at June 30, 2015	103	100
Additional paid-in-capital	876,225	865,282
Accumulated other comprehensive loss	(2,576)	(1,291)
Accumulated deficit	(778,616)	(759,856)
Total stockholders’ equity	95,136	104,235
Total liabilities and stockholders’ equity	$392,787	$428,660

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Net revenues:
Product	$105,355	$112,501	$196,736	$215,173
Service	33,950	34,707	67,150	68,309
Total net revenues	139,305	147,208	263,886	283,482
Cost of revenues:
Product	57,103	60,496	104,037	114,521
Service	11,927	11,550	24,456	23,272
Total cost of revenues	69,030	72,046	128,493	137,793
Gross profit:
Product	48,252	52,005	92,699	100,652
Service	22,023	23,157	42,694	45,037
Total gross profit	70,275	75,162	135,393	145,689
Operating expenses:
Research and development	20,716	24,000	40,984	47,347
Sales and marketing	37,058	43,971	73,120	88,750
General and administrative	9,775	10,306	18,951	21,380
Acquisition and integration costs	807	3,500	1,145	7,558
Restructuring charge, net of reversals	3,031	—	8,634	—
Amortization of intangibles	4,251	4,467	8,718	8,934
Total operating expenses	75,638	86,244	151,552	173,969
Operating loss	(5,363)	(11,082)	(16,159)	(28,280)
Interest income	29	196	56	342
Interest expense	(809)	(825)	(1,635)	(1,661)
Other income (expense), net	112	(64)	1,079	(498)
Loss before income taxes	(6,031)	(11,775)	(16,659)	(30,097)
Provision for income taxes	1,203	1,330	2,101	2,338
Net loss	$(7,234)	$(13,105)	$(18,760)	$(32,435)
Basic and diluted net loss per share:
Net loss per share - basic	$(0.07)	$(0.13)	$(0.18)	$(0.33)
Net loss per share - diluted	$(0.07)	$(0.13)	$(0.18)	$(0.33)
Shares used in per share calculation - basic	102,369	98,677	101,677	97,996
Shares used in per share calculation - diluted	102,369	98,677	101,677	97,996

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Net loss:	$(7,234)	$(13,105)	$(18,760)	$(32,435)
Other comprehensive loss, net of tax:
Available for sale securities:
Change in unrealized gains (losses) on available for sale securities, net of taxes	—	32	—	(25)
Net change in unrealized gains (losses) on available for sale securities, net of taxes	—	32	—	(25)
Net change in foreign currency translation adjustments	(421)	(654)	(1,285)	(1,420)
Other comprehensive loss	(421)	(622)	(1,285)	(1,445)
Total comprehensive loss	$(7,655)	$(13,727)	$(20,045)	$(33,880)

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net loss	$(18,760)	$(32,435)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,366	6,406
Amortization of intangible assets	16,994	17,997
Provision for doubtful accounts and allowance for sales returns	2,122	2,520
Stock-based compensation	8,616	9,563
Non-cash restructuring charges	3,220	—
Other non-cash charges	(275)	512
Changes in operating assets and liabilities, net
Accounts receivable	15,180	28,624
Inventories	1,413	2,679
Prepaid expenses and other assets	277	(8)
Accounts payable	(14,628)	8,196
Accrued compensation and benefits	3,800	(4,202)
Deferred revenue	(2,729)	608
Deferred distributor revenue, net of cost of sales to distributors	(6,874)	(811)
Other current and long term liabilities	245	1,804
Net cash provided by operating activities	13,967	41,453
Cash flows from investing activities:
Capital expenditures	(1,409)	(3,962)
Proceeds from maturities of investments and marketable securities	—	3,000
Proceeds from sales of investments and marketable securities	—	9,051
Purchases of intangible assets	—	(419)
Net cash (used in) provided by investing activities	(1,409)	7,670
Cash flows from financing activities:
Borrowings under Revolving Facility	15,000	24,000
Repayment of debt	(19,875)	(56,438)
Proceeds from issuance of common stock	2,330	1,722
Net cash used in financing activities	(2,545)	(30,716)

Foreign currency effect on cash	(373)	(2,625)

Net increase in cash and cash equivalents	9,640	15,782

Cash and cash equivalents at beginning of period	76,225	73,190
Cash and cash equivalents at end of period	$85,865	$88,972

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at December 31, 2015. The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for fiscal 2016 or any future periods.

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

Certain balances included in the condensed consolidated statements of cash flows related to restructuring liabilities for prior periods have been reclassified to conform to the current period presentation.  In the condensed consolidated statement of cash flows, the changes in operating assets and liabilities for Other long-term liabilities includes the changes in restructuring liabilities and other accrued liabilities which were previously disclosed separately.

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

3.	Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, see Note 4, Recently Issued Accounting Pronouncements, to the consolidated financial statements included in the Company's Annual report on Form 10-K for the fiscal year ended June 30, 2015. The following are accounting pronouncements issued that may materially affect the Company's financial statements since the filing of the Annual report on Form 10-K.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period and the amendments for ASU-2015-17 can be applied retrospectively or prospectively.  The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

4.	Balance Sheet Accounts

Cash and Cash Equivalents

The following is a summary of cash and available-for-sale securities (in thousands):

	December 31, 2015	June 30, 2015
Cash	$81,096	$71,455

Cash equivalents	$4,769	$4,770
Total available-for-sale	$4,769	$4,770

Total cash, cash equivalents and available for sale securities	$85,865	$76,225

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Investments with original maturities of greater than three months, but less than one year at the balance sheet date are classified as short-term investments.

Inventory Valuation

The Company’s inventory balances as of December 31 and June 30, 2015 were $56.6 million and $58.0 million, respectively. The Company values its inventory at lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company has established inventory allowances primarily determined by the age of inventory or when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Any written down or obsolete inventory subsequently sold has not had a material impact on gross margin for any of the periods disclosed.

The following is a summary of our inventory by category (in thousands):

	December 31, 2015	June 30, 2015
Finished goods	$52,640	$55,301
Raw materials	3,961	2,713
Total Inventory	$56,601	$58,014

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	December 31, 2015	June 30, 2015
Computer equipment	$33,943	$32,753
Purchased software	5,671	5,425
Office equipment, furniture and fixtures	11,113	10,908
Leasehold improvements	20,682	24,293
Total property and equipment	71,409	73,379
Less: accumulated depreciation and amortization	(38,461)	(33,517)
Property and equipment, net	$32,948	$39,862

Intangibles

The following tables summarize the components of gross and net intangible asset balances (in thousands):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
December 31, 2015
Developed technology	0.65 years	$48,000	$36,194	$11,806
Customer relationships	0.75 years	37,000	26,722	10,278
Maintenance contracts	2.75 years	17,000	7,367	9,633
Trademarks	0.75 years	2,500	1,805	695
Order backlog	0.00 years	7,400	7,400	—
License agreements	9.90 years	3,596	1,494	2,102
Other intangibles	4.20 years	1,426	802	624
Total intangibles, net		$116,922	$81,784	$35,138

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2015
Developed technology	1.20 years	$48,000	$28,194	$19,806
Customer relationships	1.30 years	37,000	20,556	16,444
Maintenance contracts	3.30 years	17,000	5,667	11,333
Trademarks	1.30 years	2,500	1,389	1,111
Order backlog	0.30 years	7,400	6,967	433
License agreements	10.20 years	10,924	8,620	2,304
Other intangibles	3.80 years	2,684	1,983	701
Total intangibles, net		$125,508	$73,376	$52,132

Amortization expense for the three months ended December 31, 2015 and 2014, was $8.1 million and $9.0 million, respectively. For the three months ended December 31, 2015 and 2014 amortization expense of $3.8 million and $4.5 million, respectively, is included in “Cost of revenues for products” on the condensed consolidated statements of operations. Amortization expense for the six months ended December 31, 2015 and 2014, was $17.0 million and $18.0 million, respectively. For the six months ended

December 31, 2015 and 2014 amortization expense of $8.3 million and $9.1 million, respectively, is included in “Cost of revenues for products” on the condensed consolidated statements of operations.  The remainder of the amortization expense is included in “Amortization of intangibles” on the condensed consolidated statement of operations for all periods. The amortization expense that is recognized in “Cost of revenues for products” is comprised of amortization for developed technology, license agreements and other intangibles.

Other Accrued Liabilities

The following are the components of other accrued liabilities (in thousands):

	December 31, 2015	June 30, 2015
Accrued general and administrative costs	$4,383	$1,204
Restructuring	2,588	5,854
Other accrued liabilities	22,997	25,565
Total other accrued liabilities	$29,968	$32,623

Deferred Revenue, Net

Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenue when the revenue recognition criteria have not been met.

The following table summarizes deferred revenue, net (in thousands):

	December 31, 2015	June 30, 2015
Deferred services	$84,706	$87,441
Deferred product and other revenue	12,347	12,341
Total deferred revenue	97,053	99,782
Less: current portion	75,548	76,551
Non-current deferred revenue, net	$21,505	$23,231

The Company offers for sale to its customers, renewable support arrangements that range from one to five years. Deferred support revenue is included within deferred revenue, net within the services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Balance beginning of period	$85,255	$87,012	$87,441	$89,657
New support arrangements	29,773	35,517	56,819	64,056
Recognition of support revenue	(30,322)	(31,156)	(59,554)	(62,340)
Balance end of period	84,706	91,373	84,706	91,373
Less: current portion	63,201	67,433	63,201	67,433
Non-current deferred revenue	$21,505	$23,940	$21,505	$23,940

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

The following table summarizes deferred distributors revenue, net of cost of sales to distributors (in thousands):

	December 31, 2015	June 30, 2015
Deferred distributors revenue	$41,653	$53,366
Deferred cost of sales to distributors	(9,976)	(12,491)
Deferred distributors revenue, net of cost of sales to distributors	$31,677	$40,875

Debt

The Company’s debt is comprised of the following:

	December 31, 2015	June 30, 2015
Current portion of long-term debt:
Term Loan	$14,625	$11,375
Current portion of long-term debt	$14,625	$11,375

Long-term debt, less current portion:
Term Loan	$37,375	$45,500
Revolving Facility	10,000	10,000
Total long-term debt, less current portion	47,375	55,500
Total debt	$62,000	$66,875

During fiscal 2015, the Company amended its credit agreement which provides for a five-year revolving credit facility for up to $50.0 million (the “Revolving Facility”) and a $65.0 million five-year term loan (the “Term Loan”) and together with the Revolving Facility the (“Senior Secured Credit Facilities, as amended”).

The Senior Secured Credit Facilities, as amended contains, among others, certain financial covenants that require the Company to maintain defined minimum financial ratios which may limit the Company’s availability to borrowings under the Revolving Facility. As of December 31, 2015, the Company had $32.2 million of availability under the Revolving Facility and is in compliance with its covenants.

The Company had $1.0 million of outstanding letters of credit as of December 31, 2015.

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

Upon issuance of a standard product warranty, the Company discloses and recognizes a liability for the obligations it assumes under the product warranty. The following table summarizes the activity related to the Company’s product warranty liability during the three and six months ended December 31, 2015 and 2014:

	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Balance beginning of period	$9,244	$7,889	$8,676	$7,551
New warranties issued	2,956	1,683	5,520	3,948
Warranty expenditures	(1,785)	(1,727)	(3,781)	(3,654)
Balance end of period	$10,415	$7,845	$10,415	$7,845

To facilitate sales of its products in the normal course of business, the Company indemnifies its resellers and end-user customers with respect to certain matters. The Company has agreed to hold the customer harmless against losses arising from a breach of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on its operating results or financial position.

Advertising

Cooperative advertising expenses are recorded as marketing expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Cooperative advertising obligations with customers are accrued and the costs expensed at the time the related revenue is recognized. If the Company does not meet the criteria for recognizing such cooperative advertising obligations as marketing expense, the costs are recorded as a reduction of revenue. All other advertising costs are expensed as incurred. Advertising expenses for three and six months ended December 31, 2015 and 2014, were immaterial.

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth major customers accounting for 10% or more of our net revenue:

	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Tech Data Corporation	19%	15%	16%	15%
Westcon Group Inc.	14%	13%	15%	13%
Jenne	12%	*	11%	*

*	Less than 10% of net revenue

5.	Fair Value Measurements

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

The Company did not hold any financial liabilities that required measurement at fair value on a recurring basis. The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

December 31, 2015	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Money market funds	$4,769	$—	$—	$4,769
Total	$4,769	$—	$—	$4,769

June 30, 2015	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Money market funds	$4,770	$—	$—	$4,770
Total	$4,770	$—	$—	$4,770

Level 2 investments: the Company includes U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations for which quoted prices are available as Level 2. There were no transfers of assets or liabilities between Level 1 and Level 2 for the periods presented.

The fair value of the borrowings under the Senior Secured Credit Facility, as amended is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Due to the short duration until maturity of the credit facility, the fair value approximates the carrying amount of the Company’s total long-term indebtedness, including current portion of $62.0 million and $66.9 million as of December 31 and June 30, 2015, respectively.

Level 3 investments: The Company does not hold any level 3 investments.

Certain of the Company's assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated. There were no impairments recorded for the three and six months ended December 31, 2015 or 2014.

6.	Share-based Compensation

Shares reserved for issuance

As of December 31, 2015, the Company had reserved for issuance (in thousands):

	December 31, 2015	June 30, 2015
2014 Employee Stock Purchase Plan	11,000	12,000
Employee stock options and awards outstanding	12,485	15,273
Employee stock options and awards available for grant	4,768	5,450
Total shares reserved for issuance	28,253	32,723

Share-based compensation expense recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Cost of product revenue	$277	$275	$572	$558
Cost of service revenue	277	272	644	563
Research and development	1,165	1,544	2,795	3,188
Sales and marketing	1,291	1,566	2,719	3,123
General and administrative	935	1,092	1,886	2,131
Total share-based compensation expense	$3,945	$4,749	$8,616	$9,563

During the three and six months ended December 31, 2015 and 2014, the Company did not capitalize any share-based compensation expense in inventory, as the amounts were immaterial.

Stock Awards

Stock awards may be granted under the 2013 Equity Incentive Plan (the “2013 Plan”) on terms approved by the Compensation Committee of the Board of Directors. Stock awards generally provide for the issuance of restricted stock units (including performance or market-based restricted stock units) which vest over a fixed period.

The following table summarizes stock award activity for the six months ended December 31, 2015 (in thousands, except grant date fair value):

	Number of	Weighted-
	Shares	Average Grant-	Aggregate Fair
	(000’s)	Date Fair Value	Market Value ($000’s)
Non-vested stock awards outstanding at June 30, 2015	4,597	$3.82
Granted	2,889	$3.14
Vested	(1,729)	$4.68
Cancelled	(582)	$3.77
Non-vested stock awards outstanding at December 31, 2015	5,175	$3.16	$21,113

The following table summarizes stock option activity under all plans for the six months ended December 31, 2015 (in thousands, except per share and contractual term):

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual	Value
	(000’s)	Per Share	Term (years)	(000’s)
Options outstanding at June 30, 2015	10,604	$4.03	3.79	410
Granted	5	$3.79
Exercised	(240)	$3.23
Cancelled	(3,059)	$3.83
Options outstanding at December 31, 2015	7,310	$4.13	4.32	$3,632
Exercisable at December 31, 2015	4,908	$4.14	3.39	$2,174
Vested and expected to vest at December 31, 2015	6,984	$4.12	4.25	$3,476

The weighted-average grant-date fair value of options granted during the three and six months ended December 31, 2015 was $1.59. The weighted-average grant-date fair value of options granted during the three and six months ended December 31, 2014 was $1.66 and $1.96, respectively.

The weighted-average fair value of shares granted under the Company’s 2014 ESPP during the six months ended December 31, 2015, was $1.97.  The weighted-average fair value of shares granted under the Company’s 1999 ESPP during the three and six months ended December 31, 2014, was $1.17 and $1.33, respectively.

The Company uses the straight-line method for expense attribution, and the Company estimates forfeitures and only recognizes expense for those shares expected to vest. The Company’s estimated forfeiture rate for fiscal 2016 is based on the Company’s historical forfeiture experience and is 13% for non-executives and 19% for executives.

The fair value of each stock option grant under the Company's 2013 Plan and 2005 Equity Incentive Plan is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table. The Company uses the Monte-Carlo simulation model to determine the fair value and the derived service period of stock awards with market conditions, on the date of the grant. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate is based upon the estimated life of the option and is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on a blended rate of the implied volatilities from traded options on the Company’s stock and historical volatility on the Company’s stock.

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

	Stock Option Plan		Employee Stock Purchase Plan		Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Expected life	4.0 years	4.8 years	—	0.25 years	4.0 years	4.7 years	1.25 years	0.25 years
Risk-free interest rate	1.78%	1.67%	—%	0.03%	1.78%	1.61%	0.29%	0.02%
Volatility	52%	54%	—%	63%	52%	54%	58%	57%
Dividend yield	—%	—%	—%	—%	—%	—%	—%	—%

7.	Restructuring Charges

As of December 31, 2015, restructuring liabilities were $4.7 million and consisted of obligations for severance benefits, contract termination and other expenses. The short-term restructuring liability is recorded in "Other accrued liabilities" and the long-term restructuring liability is recorded in "Other long-term liabilities" in the condensed consolidated balance sheets. During the three and six months ended December 31, 2015, the Company recorded restructuring charges of $3.0 million and $8.6 million, respectively. Included in the restructuring charges were offsets for future sub-leasing income. The Company has estimated the sub-lease income based on its existing leases agreement, as well the real estate market conditions at the respective locations. The Company also factored into its estimate the time for a sub-lease tenant to enter into an agreement and complete any improvements. The Company will reevaluate any sub-lease income on a regular basis and adjust the accrual as necessary if and when facts should change.

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

Phase Two

During the first half of fiscal 2016, we continued our initiative to realign our operations with a second phase by abandoning excess facilities, primarily in San Jose, California; Salem, New Hampshire; Research Triangle Park, North Carolina and Shannon, Ireland. The abandoned facilities represented approximately 29% of the floor space at these locations and included general office and warehouse space. There may be additional abandonments of excess facilities in future periods as we further align our organization to our business and operational needs.

During the first quarter fiscal of 2016, in conjunction with the exiting of facilities noted above, the Company recorded restructuring charges of $5.6 million including $5.4 million for excess facility charges and adjustments to service benefits of $0.2 million.  Excess facilities charges included $4.1 million of accrued lease costs pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities and accelerated depreciation of leasehold improvements in the amount of $1.3 million. This charge is reflected in "Restructuring charge, net of reversals" in the condensed consolidated statements of operations.

During the second quarter fiscal of 2016, in conjunction with the exiting of the facilities noted above, the Company incurred restructuring charges of $3.0 million including $2.9 million in excess facilities charges related to amending its lease in North Carolina, thereby reducing it floor space by 36%, and adjustments to severance benefits of $0.2 million. Excess facilities charges included accelerated depreciation of leasehold improvements in the amount of $1.9 million and contract termination charges and professional fees of $1.0 million. This charge is reflected in "Restructuring charge, net of reversals" in the condensed consolidated statements of operations.

As of December 31, 2015, the Company had restructuring liabilities of $4.7 million. The severance benefits accrual is expected to be paid by the end of the third quarter of fiscal 2016. The excess facilities accrual payments will continue through fiscal year 2023, due to the length of the agreements.

Restructuring liabilities consist of (in thousands):

	Excess Facilities	Severance Benefits	Other	Total
Balance as of June 30, 2015	$—	$5,737	$117	$5,854
Period charges	5,409	321	178	5,908
Period reversals	—	(235)	(70)	(305)
Non cash adjustments	(1,344)	—	—	(1,344)
Period payments	(42)	(4,207)	(125)	(4,374)
Balance as of September 30, 2015	4,023	1,616	100	5,739
Period charges	2,874	347	53	3,274
Period reversals	(14)	(209)	(20)	(243)
Non cash adjustments	(1,876)	—	—	(1,876)
Period payments	(653)	(1,365)	(133)	(2,151)
Balance as of December 31, 2015	$4,354	$389	$—	$4,743
Less: current portion recorded in Other accrued liabilities				(2,588)
Restructuring accrual included in Other long-term liabilities				$2,155

8.	Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. The arrangements allow them to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the Company’s forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of December 31, 2015, the Company had non-cancelable commitments to purchase $64.3 million of such inventory.

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

Brazilian Tax Assessment Matters

Certain Brazilian tax authorities have made tax assessments against our Brazilian subsidiary, Enterasys Networks do Brazil Ltda., based on an alleged underpayment of taxes.  The tax authorities are also seeking interest and penalties with respect to such claims (collectively, the “ICMS Tax Assessments”).  The State of Sao Paolo, Brazil denied Enterasys Networks do Brazil Ltda. the use of certain tax credits granted by the State of Espirito Santo, Brazil under the terms of the FUNDAP program for the tax years of 2002 through 2009. The Company’s application to resolve the ICMS Tax Assessments at the administrative level of the Sao Paolo Tax Department under the amnesty relief program (Reference No 3.056.963-1) was denied in March, 2014, by the Sao Paolo Tax Administration. The value of the ICMS tax credits that were disallowed by the Sao Paolo Tax Administration is BR 3.4   million (US $0.9 million), plus interest and penalties BR 16.6 million (US $4.3 million). Possible court fees are estimated to be BR 4.0 million (US $1.0 million). On January 10, 2014, the Company filed a lawsuit to overturn or reduce the ICMS Assessments, which lawsuit remains on-going. As part of this lawsuit, the Company made a request for a stay of execution, so that no tax foreclosure can be filed until a final ruling is made and no guarantee needs to be presented. On or about October 6, 2014, the preliminary injunction was granted with regard to the stay of execution, and in response to an appeal on the guarantee requirement, the appellant court further ruled on or about January 28, 2015 that no cash deposit (or guarantee) need be made by the Company.

On or about June 18, 2014, the State of San Paolo notified Enterasys Networks do Brazil Ltda. that it intends to audit the records of such entity for tax years 2012 and 2013.  In addition, the Company received a similar notice in December 2015 with respect to an audit by the State of San Paolo of tax years 2011-2014. The audits are expected to cover the same or very similar issues as the ICMS Tax Assessments for tax years 2002-2009, however, the Company changed their ICMS procedures effective May 2009 and a similar tax assessment is not anticipated.  The Company has provided the requested information for these tax years to the Brazilian tax authorities, but has received no further response from the Brazilian tax authorities.

Based on the currently available information, the Company believes the ultimate outcome of the above audits and assessments will not have a material adverse effect on the Company's financial position or overall results of operations. The Company believes that the ICMS Tax Assessments against our Brazilian subsidiary are without merit and we are defending the claims vigorously. While the Company believes there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserted, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and estimate the potential tax liability related to the ICMS Tax Assessments, if any, may be up to BR23.4 million (US $6.0 million). We do not expect a final judicial determination for several years.  The Company believes BR 9.4 million (US $2.4 million) is the best estimate within the range and has recorded an accrual as of the Acquisition Date of Enterasys as such matter relates to the period before the acquisition.

The Company made a demand on April 11, 2014 for a defense from, and indemnification by, the former equity holder of Enterasys Networks (“Seller”) of the ICMS Tax Assessments. Seller agreed to assume the defense of the ICMS Tax Assessments on May 20, 2014. In addition, through the settlement of the Unify Indemnification Suit on June 18, 2015, Seller has agreed to continue to defend the Company with respect to the ICMS Tax Assessments and to indemnify the Company for losses related thereto subject to certain conditions. In addition, the Seller has agreed to indemnify the Company in connection with tax assessments up to a specified cap related to the 2012 and 2013 tax years subject to certain conditions.  These conditions include the offsetting of foreign income tax benefits realized by the Company in the connection with the acquisition of Enterasys. Based upon current projections of the foreign income tax benefits to be realized, the Company does not anticipate that any amounts under the indemnification will be due from Seller in connection with either the ICMS Tax Assessments or any potential tax assessments for tax years 2012 and 2013.

In re Extreme Networks, Inc. Securities Litigation

On October 23 and 29, 2015, complaints were filed for violations of securities laws in the U.S. District Court for the Northern District of California against the Company and three of its current or former officers (Charles W. Berger, Kenneth B. Arola, and John T. Kurtzweil).  Subsequently, the cases were consolidated.  Plaintiffs allege that defendants violated the securities laws by disseminating materially false and misleading statements and concealing material adverse facts regarding Extreme Networks' current financial condition and growth prospects. Plaintiffs seek damages of an unspecified amount on behalf of a purported class of investors who purchased the Company's common stock from November 4, 2013 through April 9, 2015.  Motions for appointment of lead plaintiff have been filed, and are scheduled to be heard on May 5, 2016.  The Company believes the claims are without merit and intends to vigorously defend the claims.

Indemnification Obligations

Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals' reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of these claims. The cost to defend the Company and the named individuals could have a material adverse effect on its consolidated financial position, results of operations and cash flows in the future. Recovery of such costs under its director and officers’ insurance coverage is uncertain. As of December 31, 2015, the Company had no outstanding indemnification claims.

9.	Income Taxes

For the three and six months ended December 31, 2015, the Company recorded an income tax provision of $1.2 million and $2.1 million, respectively. For the three and six months ended December 31, 2014, the Company recorded an income tax provision of $1.3 million and $2.3 million, respectively.

The income tax provisions for the three and six months ended December 31, 2015 and 2014, consisted primarily of taxes on the income of our foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc. The income tax provisions for both fiscal years were calculated based on the actual results of operations for the three and six months ended December 31, 2015 and 2014, and therefore may not reflect the annual effective tax rate.

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

During 2015, Congress passed legislation that would make the R&D Tax Credit permanent and on December 18, 2015, President Obama signed the Protecting Americans from Tax Hikes (“PATH”) Act of 2015, which includes a provision making permanent the R&D tax credit under Section 41 of the Code. This credit previously expired on December 31, 2014.  The Company’s balance sheet at December 31, 2015, reflects this retroactive reinstatement of the credit to January 1, 2015 offset in full by a valuation allowance.

The acquisition of Enterasys included a U.S. parent company as well as its wholly-owned domestic and foreign subsidiaries. The Company has elected to treat this stock acquisition as an asset purchase by filing the required election forms under IRC Sec 338(h)(10). The Company has estimated the value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. During the three and six months ended December 31, 2015, the Company deducted $1.1 million and $2.2 million of tax amortization expense, respectively related to capitalized goodwill. As of December 31, 2015, the Company recorded a deferred tax liability of $3.6 million related to this amortization which is not considered a future source of taxable income in evaluating the need for a valuation allowance against our deferred tax assets.

The Company had $11.5 million of unrecognized tax benefits as of December 31, 2015. The future impact of the unrecognized tax benefit of $11.5 million, if recognized, would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. The Company does not anticipate any events to occur during the next twelve months that would reduce the unrealized tax benefit as currently stated in the Company’s balance sheet.

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

Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Dilutive earnings per share is calculated by dividing net earnings by the weighted average number of common shares used in the basic earnings per share calculation plus the dilutive effect of shares subject to repurchase, options, warrants and unvested restricted stock units.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Net loss	$(7,234)	$(13,105)	$(18,760)	$(32,435)
Weighted-average shares used in per share calculation - basic and diluted	102,369	98,677	101,677	97,996
Net loss per share - basic and diluted	$(0.07)	$(0.13)	$(0.18)	$(0.33)

The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	December 31, 2015	December 31, 2014
Options to purchase common stock	5,280	9,203
Restricted stock units	1,895	1,369
Employee Stock Purchase Plan shares	449	563

11.	Foreign Exchange Forward Contracts

The Company from time to time enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. At December 31,
2015, we did not have any forward foreign currency contracts.

Foreign currency transaction gains and losses from operations was a gain of $0.2 million and $1.3 million for the three and six months ended December 31, 2015, respectively. Foreign currency transaction gains and losses from operations was a gain of less than $0.1 million and a loss of $0.3 million for the three and six months ended December 31, 2014, respectively.

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

The Company attributes revenues to geographic regions primarily based on the customer's ship-to location. Information regarding geographic areas is as follows (in thousands):

	Three Months Ended		Six Months Ended
Net Revenues:	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Americas:
United States	$58,749	$58,160	$115,093	$116,648
Other	7,743	12,576	13,585	19,917
Total Americas	66,492	70,736	128,678	136,565
EMEA	60,102	62,574	111,128	116,509
APAC	12,711	13,898	24,080	30,408
Total net revenues	$139,305	$147,208	$263,886	$283,482

Long Lived Assets:	December 31, 2015	June 30, 2015
Americas	$72,674	$87,071
EMEA	20,498	29,610
APAC	2,532	3,108
Total long lived assets	$95,704	$119,789

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q for the second quarter of fiscal 2016, our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; the timing of any recovery in the global economy; risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products; and our ability to receive the anticipated benefits of the acquisition of Enterasys.

Business Overview

We believe that understanding the following key developments is helpful to an understanding of our operating results for the fiscal quarter ended December 31, 2015.

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

We believe we will set the standard for the networking industry with a strategic focus on three principles:

•

Highly scaled and differentiated products and solutions: Our combined product portfolio spans data center networking, switching and routing, Software-Defined Networking (“SDN”), wired and wireless LAN access, network management with analytics and integrated security features. This broader solutions portfolio can be leveraged to better serve existing and new customers. We intend to increase research and development to accelerate our vision for high-performance, modular, open networking.

•

Leading customer service and support: We are working to augment our current outsourced support model by integrating Enterasys’ in-sourced expertise, building on Enterasys’ award-winning heritage and strong commitment to exceptional customer experience. The Company’s expanded global network of channel partners and distributors will benefit from expanded services and support capabilities.

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

Expanding Product Portfolio

We believe that continued success in our marketplace is dependent upon a variety of factors that includes, but is not limited to, our ability to design, develop and distribute new and enhanced products employing leading-edge technology. New software and hardware introductions during fiscal 2015 included a Summit X770 switch supporting industry’s highest density performing top of rack switching, Purview - a network-powered application analytics and optimization solution, identiFi 38xx WiFi Access Points supporting 802.11ac, SDN 2.0 - an open, standards-based (based on OpenDaylight) and comprehensive SDN solution, 100GbE support for the BDX8 and NetSight 6.0 a consolidated management across the expanded portfolio.

Industry Developments

The market for network infrastructure equipment is highly competitive and dominated by a few large companies. The current economic climate has further driven consolidation of vendors within the Ethernet networking market and with vendors from adjacent markets, including storage, security, wireless and voice applications. We believe that the underpinning technology for all of these adjacent markets is Ethernet. As a result, independent Ethernet switch vendors are being acquired or merged with larger, adjacent market vendors to enable them to deliver complete and broad solutions. As an independent Ethernet switch vendor, we must provide products that, when combined with the products of our large strategic partners, create compelling solutions for end-user customers. Our acquisition of Enterasys gives us a larger market share and presence and an opportunity to create complementary solutions for our customers. Our approach is to focus on the intelligence and automation layer that spans our hardware products and that facilitates end-to-end solutions, as opposed to positioning ourselves as a low-cost-vendor with point products.  Lower overall market growth has also created an environment of declining margins due to increased competition between the remaining vendors in this space. During the last year, overall Ethernet port counts have grown, while industry revenues have decreased, signaling a decline in average selling price per port. Our product life cycle and operational cost reduction efforts are therefore even more critical for margin preservation.

Results of Operations

During the second quarter of fiscal 2016, we achieved the following results:

•	Net revenues of $139.3 million compared to $147.2 million in the second quarter of fiscal 2015.
•	Product revenues of $105.4 million compared to $112.5 million in the second quarter of fiscal 2015.
•	Service revenues of $34.0 million compared to $34.7 million in the second quarter of fiscal 2015.
•	Total gross margin of 50% of net revenues compared to 51% of net revenues in the second quarter of fiscal 2015.
•	Operating loss of $5.4 million compared to $11.1 million in the second quarter of fiscal 2015.
•	Net loss of $7.2 million compared to $13.1 million in the second quarter of fiscal 2015.
•

Cash flow provided by operating activities of $14.0 million in the six months ended December 31, 2015 compared to cash flow provided by operating activities of $41.5 million in the six months ended December 31, 2014.

•	Cash and cash equivalents of $85.9 million as of December 31, 2015 compared to $76.2 million as of June 30, 2015.

We operate in three regions: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East, and Africa; and APAC which includes Asia Pacific, South Asia, India, and Australia.

The following table presents the total net revenue geographically for the three and six months ended December 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended				Six Months Ended
Net Revenues	December 31, 2015	December 31, 2014	$ Change	% Change	December 31, 2015	December 31, 2014	$ Change	% Change
Americas:
United States	$58,749	$58,160	$589	1.0%	$115,093	$116,648	$(1,555)	(1.3)%
Other	7,743	12,576	(4,833)	(38.4)%	13,585	19,917	(6,332)	(31.8)%
Total Americas	66,492	70,736	(4,244)	(6.0)%	128,678	136,565	(7,887)	(5.8)%
Percentage of net revenue	47.7%	48.1%			48.8%	48.2%
EMEA	60,102	62,574	(2,472)	(4.0)%	111,128	116,509	(5,381)	(4.6)%
Percentage of net revenue	43.1%	42.5%			42.1%	41.1%
APAC	12,711	13,898	(1,187)	(8.5)%	24,080	30,408	(6,328)	(20.8)%
Percentage of net revenue	9.1%	9.4%			9.1%	10.7%
Total net revenues	$139,305	$147,208	$(7,903)	(5.4)%	$263,886	$283,482	$(19,596)	(6.9)%

Net Revenues

The following table presents net product and service revenue for the three and six months ended December 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2015	December 31, 2014	$ Change	% Change	December 31, 2015	December 31, 2014	$ Change	% Change
Net Revenues:
Product	$105,355	$112,501	$(7,146)	(6.4)%	$196,736	$215,173	$(18,437)	(8.6)%
Percentage of net revenue	75.6%	76.4%			74.6%	75.9%
Service	33,950	34,707	(757)	(2.2)%	67,150	68,309	(1,159)	(1.7)%
Percentage of net revenue	24.4%	23.6%			25.4%	24.1%
Total net revenues	$139,305	$147,208	$(7,903)	(5.4)%	$263,886	$283,482	$(19,596)	(6.9)%

Product revenue decreased by $6.0 million or 5.3% and decreased $17.3 million or 8.0% for the three and six-month periods ended December 31, 2015, respectively, as compared to the corresponding periods of fiscal 2015.  The decline in product revenues was due to the continuing strong U.S. Dollar and increased price competition.

Service revenue decreased $1.1 million or 3.1% in the second quarter of fiscal 2016, compared to the corresponding period of fiscal 2015.  Customer service revenue declined $1.5 million due to lower maintenance revenues partially offset by lower purchase accounting charges related to deferred service revenues of $0.4 million in second quarter of fiscal 2016 as compared to $0.8 million in the second quarter of fiscal 2015.

Service revenue decreased $1.5 million or 2.2% in the six months ended December 31, 2015, compared to the corresponding period of fiscal 2015.  Customer service revenue declined $2.3 million due to lower maintenance revenues partially offset by lower purchase accounting charges related to deferred service revenues of $0.8 million in the first half of fiscal 2016 as compared to $1.6 million in the first half of fiscal 2015.

The following table presents the product and service revenue gross profit and the respective gross profit percentages for the three and six months ended December 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2015	December 31, 2014	$ Change	% Change	December 31, 2015	December 31, 2014	$ Change	% Change
Gross profit:
Product	$48,252	$52,005	$(3,753)	(7.2)%	$92,699	$100,652	$(7,953)	(7.9)%
Percentage of product revenue	45.8%	46.2%			47.1%	46.8%
Service	22,023	23,157	(1,134)	(4.9)%	42,694	45,037	(2,343)	(5.2)%
Percentage of service revenue	64.9%	66.7%			63.6%	65.9%
Total gross profit	$70,275	$75,162	$(4,887)	(6.5)%	$135,393	$145,689	$(10,296)	(7.1)%
Percentage of net revenue	50.4%	51.1%			51.3%	51.4%

Product gross profit decreased $2.6 million or 5.0% in the second quarter of fiscal 2016 as compared to the corresponding period in fiscal 2015. Gross profit was impacted during the second quarter of fiscal 2016 by a decrease in product revenue of $6.0 million and higher excess inventory charges of $1.0 million and warranty charges of $1.3 million as compared to the corresponding period of fiscal 2015 offset by lower overhead costs of $0.6 million due in part to the reduction in force ("RIF") during the fourth quarter of fiscal 2015, lower royalties on older products which have been discontinued of $0.7 million and distribution expenses of $0.7 million.

Product gross profit decreased $6.8 million or 6.7% in the six months ended December 31, 2015 as compared to the corresponding period in fiscal 2015. Gross profit was impacted during the second quarter of fiscal 2016 by a decrease in product revenue of $17.3 million and higher excess inventory charges of $0.7 million and warranty charges of $1.4 million as compared to the corresponding period of fiscal 2015 offset by lower overhead costs of $1.3 million due in part to the RIF during the fourth quarter of fiscal 2015, lower royalties of $1.4 million on older products which have been discontinued and distribution expenses of $0.5 million.

Service gross profit decreased $1.5 million or 6.4% to $21.7 million in the second quarter of fiscal 2016 from $23.2 million in the second quarter of fiscal 2015.  The decrease was due to lower service revenues of $1.1 million and higher professional fees of $0.4 million to service maintenance contracts as compared to the second quarter of fiscal 2015.

Service gross profit decreased $2.7 million or 6.0% to $42.3 million for the six months ended December 31, 2015 from $45.0 million.  The decrease was due to lower service revenues of $1.5 million and excess inventory charges of $1.2 million for the first six months of fiscal 2016.

Operating Expenses

The following table presents operating expenses and operating income (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2015	December 31, 2014	$ Change	% Change	December 31, 2015	December 31, 2014	$ Change	% Change
Research and development	$20,716	$24,000	$(3,284)	(13.7)%	$40,984	$47,347	$(6,363)	(13.4)%
Sales and marketing	37,058	43,971	(6,913)	(15.7)%	73,120	88,750	(15,630)	(17.6)%
General and administrative	9,775	10,306	(531)	(5.2)%	18,951	21,380	(2,429)	(11.4)%
Acquisition and integration costs	807	3,500	(2,693)	(76.9)%	1,145	7,558	(6,413)	(84.9)%
Restructuring charge, net of reversals	3,031	—	3,031	100.0%	8,634	—	8,634	100.0%
Amortization of intangibles	4,251	4,467	(216)	(4.8)%	8,718	8,934	(216)	(2.4)%
Total operating expenses	$75,638	$86,244	$(10,606)	(12.3)%	$151,552	$173,969	$(22,417)	(12.9)%
Operating loss	$(5,363)	$(11,082)	$5,719	51.6%	$(16,159)	$(28,280)	$12,121	42.9%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses decreased by $3.3 million, or 13.7% for the three months ended December 31, 2015 as compared to the corresponding periods of fiscal 2015. The decreases in research and development expenses were due to lower personnel costs of $2.0 million primarily driven by the RIF during the fourth quarter of fiscal 2015 and reduced software tools and maintenance of $0.5 million.

Research and development expenses decreased by $6.4 million, or 13.4% for the six months ended December 31, 2015 as compared to the corresponding period of fiscal 2015. The decreases in research and development expenses were due to lower personnel costs of $4.3 million primarily driven by the RIF during the fourth quarter of fiscal 2015, reduced software tools and maintenance of $1.0 million.

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses.

Sales and marketing expenses decreased by $6.9 million, or 15.7% for the three months ended December 31, 2015 as compared to the corresponding periods of fiscal 2015. The decreases in sales and marketing expenses were primarily due to lower personnel costs (which includes benefits and stock based compensation) of $6.5 million as a result of the RIF during the fourth quarter of fiscal 2015.

Sales and marketing expenses decreased by $15.6 million, or 17.6% for the six months ended December 31, 2015 as compared to the corresponding period of fiscal 2015. The decreases in sales and marketing expenses were primarily due to lower personnel costs of $12.3 million as a result of the RIF during the fourth quarter of fiscal 2015 and a corresponding reduction of $2.3 million in travel and entertainment related expense.

General and Administrative Expenses

General and administrative expense consists primarily of personnel costs, legal and professional service costs, share-based compensation, travel and facilities and information technology costs.

General and administrative expenses decreased by $0.5 million, or 5.2% for the three months ended December 31, 2015 as compared to the corresponding period of fiscal 2015. The decrease in general and administrative expenses was due to lower personnel costs of $0.7 million as a result of the RIF during the fourth quarter of fiscal 2015, partially offset by higher bad debt expense of $0.2 million.

General and administrative expenses decreased by $2.4 million, or 11.4% for the six months ended December 31, 2015 as compared to the corresponding period of fiscal 2015. The decrease in general and administrative expenses was due to lower personnel costs (which includes benefits and stock based compensation) of $0.3 million as a result of the RIF during the fourth quarter of fiscal 2015 and professional services of $1.2 million.

Acquisition and Integration Costs

Acquisition and integration costs include those costs that we have incurred only as result of the acquisition of Enterasys and related subsequent integration of the two companies.  We expect that any future integration costs will be immaterial.

During the three months ended December 31, 2015 and 2014, we recorded $0.8 million and $3.5 million, respectively of integration costs primarily for IT and sales integration costs.

During the six months ended December 31, 2015 and 2014, we recorded $1.1 million and $7.6 million, respectively of integration costs primarily for IT, warehouse, and sales integration and severance costs.

Restructuring Charges

During the three and six months ended December 31, 2015, we recorded $3.0 million and $8.6 million in restructuring charges, respectively, primarily for excess facilities, net of future sub-lease income. There were no restructuring charges during the corresponding periods in fiscal 2015. During the first half of fiscal 2016, we continued our initiative begun in the fourth quarter of fiscal 2015 to realign our operations by abandoning excess facilities, primarily in San Jose California; Salem, New Hampshire; Research Triangle Park, North Carolina and Shannon, Ireland. The abandoned facilities represented approximately 29% of our original space, and included general office and warehouse space. There may be additional activities in abandonments of excess facilities in future periods as we further align our organization to our business and operational needs.

During the second quarter of fiscal 2016, in conjunction with the exiting of the facilities noted above, we incurred $2.9 million in charges related to amending our facility lease in North Carolina and $0.2 million of adjustments to severance benefits.  Excess facilities charges included the acceleration of depreciation of leasehold improvements in the amount of $1.9 million, and contract termination charges and professional fees of $1.0 million.

During the six months ended December 31, 2015, in conjunction with the exiting of the facilities noted above, we incurred $8.3 million in excess facilities charges and $0.4 million of adjustments to severance benefits. Excess facilities charges included $4.1 million of accrued lease costs pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities, acceleration of depreciation of leasehold improvements of $3.2 million and contract termination charges and professional fees of $1.0 million.

Amortization of Intangibles

During the three months ended December 31, 2015 and 2014, we recorded $4.3 million and $4.5 million, respectively of amortization expense recorded in operating expenses in the condensed consolidated statements of operations.

During the six months ended December 31, 2015 and 2014, we recorded $8.7 million and $8.9 million, respectively of amortization expense recorded in operating expenses in the condensed consolidated statements of operations.

Interest Expense

During the three and six months ended December 31, 2015 and 2014 we recorded $0.8 million, $1.6 million, $0.8 million and $1.6 million respectively in interest expense.

Other Income (Expense), Net

During the three months ended December 31, 2015 and 2014 we recorded $0.1 million of gains and $0.1 million of losses, respectively, in other income (expense), net. The increase was primarily due to foreign exchange gains from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

During the six months ended December 31, 2015 and 2014 we recorded $1.1 million of gains and $0.5 million of losses, respectively, in other income (expense), net. The increase was primarily due to foreign exchange gains from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended December 31, 2015 and 2014, we recorded an income tax provision of $1.2 million and $1.3 million, respectively.  For the six months ended December 31, 2015 and 2014, we recorded an income tax provision of $2.1 million and $2.3 million, respectively.

The income tax provisions for the three and six months ended December 31, 2015 and 2014 consisted primarily of taxes on the income of our foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys.

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

As discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2015 , we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

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

Liquidity and Capital Resources

The following summarizes information regarding our cash, investments, and working capital (in thousands):

	December 31, 2015	June 30, 2015
Cash and cash equivalent	$85,865	$76,225
Total cash and investments	$85,865	$76,225
Working capital	$9,442	$2,564

As of December 31, 2015, our principal sources of liquidity consisted of cash and cash equivalents of $85.9 million, accounts receivable, net of $73.1 million and availability of borrowings from the Revolving Facility of $32.2 million. Our principal uses of cash will include repayments of debt and related interest, purchase of finished goods inventory from our contract manufacturers, payroll, restructuring expenses and other operating expenses related to the development, marketing of our products and purchases of property and equipment. We believe that our $85.9 million of cash and cash equivalents at December 31, 2015, cash flows from operations along with the availability of borrowings from the Revolving Facility will be sufficient to fund our principal uses of cash for at least the next 12 months.

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

The Senior Secured Credit Facilities, as amended, also include customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, if any representation or warranty made by us is false or misleading in any material respect, certain insolvency or receivership events affecting Extreme and its subsidiaries, the occurrence of certain material judgments, the occurrence of certain ERISA events, the invalidity of the loan documents or a change in control of our Company.  The amounts outstanding under the Senior Secured Credit Facilities, as amended, may be accelerated upon certain events of default. At December 31, 2015, we are in compliance and expect to remain in compliance with the covenants of the Senior Secured Credit Facilities, as amended, and they are not expected to impact our liquidity or capital resources.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Six Months Ended
	December 31, 2015	December 31, 2014
Net cash provided by operating activities	$13,967	$41,453
Net cash (used in) provided by investing activities	(1,409)	7,670
Net cash used in financing activities	(2,545)	(30,716)
Foreign currency effect on cash	(373)	(2,625)
Net increase in cash and cash equivalents	$9,640	$15,782

Net Cash Provided By Operating Activities

Cash flows provided by operations in the six months ended December 31, 2015 was $14.0 million and was generated from non-cash expenses of $36.0 million such as amortization of intangibles, stock-based compensation expense and depreciation as well as decreases in accounts receivables and was partially offset by the current period's net loss of $18.8 million along with increases in inventories and decreases in accounts payable, accrued compensation and deferred revenues.

Cash flows provided by operations in the six months ending December 31, 2014 was $41.5 million. The prior year's net loss of $32.4 million was primarily offset by non-cash expenses of $37.0 million such as amortization of intangibles, stock-based compensation expense and depreciation. Accounts receivables decreased due to lower revenue during the quarter combined with higher collections. Inventories decreased due to the timing of inventory receipts to bring inventory levels in line with the near term demand. Such increases in cash inflows were offset by decreases in accounts payables primarily due to the timing of payments.

Net Cash (Used In) Provided By Investing Activities

Cash flows used in investing activities in the six months ended December 31, 2015 was $1.4 million and was comprised of purchases of property and equipment.

Cash flows provided by investing activities in the six months ending December 31, 2014 was $7.7 million and was comprised of proceeds of $12.1 million from the maturities and sales of investments offset by $4.0 million of purchases of property and equipment.

Net Cash Used In Financing Activities

Cash flows used in financing activities in the six months ended December 31, 2015 was $2.5 million which was comprised of $2.3 million proceeds from the issuance of shares of our common stock under the ESPP and the exercise of stock options, net of taxes paid on vested and released stock awards, offset by a net repayment of debt of $4.9 million.

Cash flows used in financing activities in the six months ending December 31, 2014 was $30.7 million which was comprised of a $24.0 million draw on the Revolving Facility, $1.7 million of proceeds from the exercise of stock options and issuance of shares of our common stock under the ESPP, net of taxes paid on vested and released stock awards, offset by $56.4 million of cash used for repayment of debt.

Foreign currency effect on cash

Foreign currency effect on cash increased in the six months ended December 31, 2015, primarily due to changes in foreign currency exchange rates between US Dollar and particularly the Brazilian Real, British Pound, Indian Rupee and the EURO.

Contractual Obligations

The following summarizes our contractual obligations at six months ended December 31, 2015, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Debt obligations	$62,000	$14,625	$47,375	$—	$—
Interest on debt obligations	4,184	2,073	2,111	—	—
Non-cancellable inventory purchase commitments	64,284	64,284	—	—	—
Non-cancellable operating lease obligations	58,324	9,795	16,408	11,658	20,463
Other liabilities	5,056	4,698	358	—	—
Total contractual cash obligations	$193,848	$95,475	$66,252	$11,658	$20,463

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $64.3 million as of six months ended December 31, 2015. We expect to honor the inventory purchase commitments within the next 12 months.

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

We did not have any material commitments for capital expenditures as of December 31, 2015.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The following table presents the amounts of our cash equivalents that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2015 (dollars in thousands).

	Maturing in
	Three	Three	Greater
	months	months to	than one		Fair
	or less	one year	year	Total	Value
	(In thousands)
December 31, 2015
Included in cash equivalents	$4,769	$—	$—	$4,769	$4,769
Weighted average interest rate	0.10%	—%	—%

The following tables present hypothetical changes in fair value of the financial instruments held at December 31, 2015 that are sensitive to changes in interest rates (in thousands):

Unrealized gain given a decrease in interest rate of X bps		Fair value as of	Unrealized loss given an increase in interest rate of X bps
(100 bps)	(50 bps)	December 31, 2015	100 bps	50 bps
(In thousands)
$—	$—	$4,769	$—	$—

Debt

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from our credit facility.

The following table presents hypothetical changes in interest expense for the quarter ended December 31, 2015, on outstanding credit facility borrowings as of December 31, 2015, that are sensitive to changes in interest rates (in thousands):

Change in interest expense given a decrease in interest rate of X bps*		Average outstanding debt as of	Change in interest expense given an increase in interest rate of X bps
(100 bps)	(50 bps)	December 31, 2015	100 bps	50 bps
(In thousands)
$(155)	$(78)	$62,000	$155	$78

*	Underlying interest rate was 0.15% during the quarter. The table above assumed the underlying interest rate did not decrease below 0%.

Exchange Rate Sensitivity

A majority of our sales and expenses are denominated in United States Dollars. While we conduct some sales transactions and incur certain operating expenses in foreign currencies and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant, in part because of our foreign exchange risk management process discussed below.

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other expense, net. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. At December 31, 2015, we did not have any forward foreign currency contracts.

Foreign currency transaction gains and losses from operations was a gain of $0.2 million and $1.3 million for the three and six months ended December 31, 2015, respectively. Foreign currency transaction gains and losses from operations was a gain of less than $0.1 million and a loss of $0.3 million for the three and six months ended December 31, 2014, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have reported losses in each of our two most recent fiscal years. In addition, in years when we reported profits, we were not profitable in each quarter during those years. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses. Any delay in generating or recognizing revenue could result in a loss for a quarter or full year. Even if we are profitable, our operating results may fall below our expectations and those of our investors, which could cause the price of our stock to fall.

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

•	sales to the telecommunications service provider market, which represent a significant source of large product orders, are especially volatile and difficult to forecast;
•	product returns or the cancellation or rescheduling of orders;
•	announcements and new product introductions by our competitors;
•	our ability to develop and support relationships with enterprise customers, service providers and other potential large customers;
•	our ability to achieve targeted cost reductions;
•	fluctuations in warranty or other service expenses actually incurred;

•	our ability to obtain sufficient supplies of sole- or limited-source components for our products on a timely basis; and
•	increases in the price of the components that we purchase.

Due to the foregoing factors, period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.

We have yet to realize the anticipated benefits of the acquisition of Enterasys.

We made certain assumptions relating to the forecast level of cost savings, synergies and associated costs of the acquisition of Enterasys We have faced and will continue to face significant challenges in combining Enterasys’ operations into our historical operations in an efficient manner. Continued challenges to integrate successfully and to manage successfully the integration process may ultimately result in us not achieving the anticipated benefits of the acquisition.

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

Substantially all of our international sales are U.S. Dollar-denominated. The continued strength and future increases in the value of the U.S. Dollar relative to foreign currencies could make our products less competitive in international markets. In the future, we may elect to invoice some of our international customers in local currency, which would expose us to fluctuations in exchange rates between the U.S. Dollar and the particular local currency. If we do so, we may decide to engage in hedging transactions to minimize the risk of such fluctuations.

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

Our credit agreement is jointly and severally guaranteed by us and certain of our subsidiaries. Borrowings under our credit facilities are secured by liens on substantially all of our assets, including the capital stock of certain of our subsidiaries, and the assets of our subsidiaries that are loan party guarantors. If we are unable to repay outstanding borrowings when due, the lenders under our credit agreement will have the right to proceed against this pledged capital stock and take control of substantially all of our assets.

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

We currently purchase several key components used in the manufacture of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. Certain components such as tantalum capacitors, SRAM, DRAM, and printed circuit boards, have been in the past, and may in the future be, in short supply. We have encountered, and are likely in the future to encounter, shortages and delays in obtaining these or other components, and this could have a material adverse effect on our ability to meet customer orders. Our principal sole-source components include:

•	ASICs;
•	Merchant silicon;
•	microprocessors;
•	programmable integrated circuits;
•	selected other integrated circuits;

•	custom power supplies; and
•	custom-tooled sheet metal.

Our principal limited-source components include:

•	flash memory;
•	DRAMs and SRAMs;
•	printed circuit boards;
•	CAMs;
•	Connectors; and
•	Timing circuits (crystals & clocks).

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

Litigation resulting from claims that we are infringing the proprietary rights of others has resulted and could in the future result in substantial costs and a diversion of resources, and could have a material adverse effect on our business, financial condition and results of operations. We previously received notices from entities alleging that we were infringing their patents, and have been party to patent litigation in the past.

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

We have in the past, currently are and will likely in the future pursue or be subject to claims or lawsuits in the normal course of our business. In addition to the intellectual property lawsuits described above, we are currently parties to other litigation as described in Part II, Item 1. Legal Proceedings. Regardless of the result, litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a lawsuit in which we are a defendant could result in a court order against us or payments to other parties that would have an adverse effect on our business, results of operations, or financial condition. Even if we are successful in prosecuting claims and lawsuits, we may not recover damages sufficient to cover our expenses incurred to manage, investigate and pursue the litigation. In addition, subject to certain limitations, we may be obligated to indemnify our current and former directors, officers and employees in certain lawsuits. We do not maintain adequate insurance coverage to cover all of our litigation costs and liabilities.

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

We primarily rely on our manufacturing partners; Alpha Networks, Inc. headquartered in Hsinchu, Taiwan; Senao Networks, Inc. headquartered in Taoyuan, Taiwan; Benchmark Electronics headquartered in Huntsville, Alabama and select other partners to manufacture our products. We have experienced delays in product shipments from our manufacturing partners in the past, which in turn delayed product shipments to our customers. These or similar problems may arise in the future, such as delivery of products of inferior quality, delivery of insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results. In addition, any natural disaster or business interruption to our manufacturing partners could significantly disrupt our business. While we maintain strong relationships with our manufacturing partners, our agreements with these manufacturers are generally of limited duration and pricing, quality and volume commitments are negotiated on a recurring basis. The failure to maintain continuing agreements with our manufacturing partners could adversely affect our business. We intend to introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers.

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

The purchase of our products represent a significant strategic decision by a customer regarding its communications infrastructure. The decision by customers to purchase our products is often based on the results of a variety of internal procedures associated with the evaluation, testing, implementation and acceptance of new technologies. Accordingly, the product evaluation process frequently results in a lengthy sales cycle, typically ranging from three months to longer than a year, and as a result, our ability to sell products is subject to a number of significant risks, including risks that:

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

Our ability to successfully implement our business plan and comply with regulations requires an effective planning and management process. We need to continue improving our existing, and implement new, operational and financial systems, procedures and controls. We need to ensure that any businesses acquired are appropriately integrated in our financial systems. Any delay in the implementation of, or disruption in the integration of acquired businesses, or delay and disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis, or to forecast future results.

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

Our future effective tax rate in particular could be adversely affected by a change in ownership pursuant to U.S. Internal Revenue Code Section 382. If a change in ownership occurs, it may limit our ability to utilize our net operating losses to offset our U.S. taxable income. If U.S. taxable income is greater than the change in ownership limitation, we will pay a higher rate of tax with respect to the amount of taxable income that exceeds the limitation. This could have a material adverse impact on our results of operations. On April 26, 2012, we adopted an Amended and Restated Rights Agreement to help protect our assets (the “Rights Agreement”). In general, this does not allow a stockholder to acquire more than 4.95% of our outstanding common stock without a waiver from our board of directors, who must take into account the relevant tax analysis relating to potential limitation of our net operating losses. The Rights Agreement is effective through May 31, 2016.

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

We rely on the availability of third-party licenses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had authority granted by our Board of Directors to repurchase up to $75 million in common stock over a three year period starting October 1, 2012. Since the inception of the program, 4.1 million shares have been repurchased for a total purchase price of $14.5 million. For the six month period ended December 31, 2015, the Company did not repurchase any shares of its common stock. As of December 31, 2015, the repurchase period has ended.

Item 3. Defaults Upon Senior Securities - Not applicable

Item 4. Mine Safety Disclosure - Not Applicable

Item 5. Other Information

Item 6. Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith
10.1	Second Amendment to the Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated December 17, 2015.				X

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1	Section 906 Certification of Chief Executive Officer.				X

32.2	Section 906 Certification of Chief Financial Officer.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC. (Registrant)

/ S / KENNETH AROLA
KENNETH AROLA
Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

February 2, 2016