Form 10-Q
period 2016-03-31
EXTREME NETWORKS INC
filed 2016-04-29
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at April 22, 2016, was 104,805,158

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED March 31, 2016

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$88,334	$76,225
Accounts receivable, net of allowances of $5,090 at March 31, 2016 and $2,396 at June 30, 2015	62,670	92,737
Inventories	52,755	58,014
Deferred income taxes	577	760
Prepaid expenses and other current assets	9,710	10,258
Total current assets	214,046	237,994
Property and equipment, net	30,439	39,862
Intangible assets, net	27,425	52,132
Goodwill	70,877	70,877
Other assets	26,204	27,795
Total assets	$368,991	$428,660
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,250	$11,375
Accounts payable	21,127	40,135
Accrued compensation and benefits	22,920	25,195
Accrued warranty	10,280	8,676
Deferred revenue, net	76,712	76,551
Deferred distributors revenue, net of cost of sales to distributors	23,933	40,875
Other accrued liabilities	30,182	32,623
Total current liabilities	201,404	235,430
Deferred revenue, less current portion	22,227	23,231
Long-term debt, less current portion	42,500	55,500
Deferred income taxes	3,941	2,979
Other long-term liabilities	8,634	7,285
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 104,700,580 shares issued and outstanding at March 31, 2016 and 100,284,106 shares issued and outstanding at June 30, 2015	105	100
Additional paid-in-capital	881,857	865,282
Accumulated other comprehensive loss	(2,277)	(1,291)
Accumulated deficit	(789,400)	(759,856)
Total stockholders’ equity	90,285	104,235
Total liabilities and stockholders’ equity	$368,991	$428,660

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Net revenues:
Product	$92,711	$86,527	$289,447	$301,700
Service	32,175	33,063	99,325	101,372
Total net revenues	124,886	119,590	388,772	403,072
Cost of revenues:
Product	50,240	49,761	154,277	164,282
Service	11,926	12,105	36,382	35,377
Total cost of revenues	62,166	61,866	190,659	199,659
Gross profit:
Product	42,471	36,766	135,170	137,418
Service	20,249	20,958	62,943	65,995
Total gross profit	62,720	57,724	198,113	203,413
Operating expenses:
Research and development	18,852	23,858	59,836	71,205
Sales and marketing	38,322	39,226	111,442	127,976
General and administrative	8,957	9,711	27,908	31,091
Acquisition and integration costs	-	1,725	1,145	9,283
Restructuring charge, net of reversals	1,358	-	9,992	-
Amortization of intangibles	4,142	4,467	12,860	13,402
Total operating expenses	71,631	78,987	223,183	252,957
Operating loss	(8,911)	(21,263)	(25,070)	(49,544)
Interest income	28	129	84	471
Interest expense	(769)	(758)	(2,404)	(2,419)
Other income (expense), net	(266)	(535)	813	(1,033)
Loss before income taxes	(9,918)	(22,427)	(26,577)	(52,525)
Provision for income taxes	866	1,121	2,967	3,458
Net loss	$(10,784)	$(23,548)	$(29,544)	$(55,983)
Basic and diluted net loss per share:
Net loss per share - basic	$(0.10)	$(0.24)	$(0.29)	$(0.57)
Net loss per share - diluted	$(0.10)	$(0.24)	$(0.29)	$(0.57)
Shares used in per share calculation - basic	104,104	99,783	102,486	98,591
Shares used in per share calculation - diluted	104,104	99,783	102,486	98,591

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Net loss:	$(10,784)	$(23,548)	$(29,544)	$(55,983)
Other comprehensive loss, net of tax:
Available for sale securities:
Change in unrealized gains (losses) on available for sale securities, net of taxes	—	(1)	—	(26)
Net change in unrealized gains (losses) on available for sale securities, net of taxes	—	(1)	—	(26)
Net change in foreign currency translation adjustments	299	87	(986)	(1,333)
Other comprehensive loss	299	86	(986)	(1,359)
Total comprehensive loss	$(10,485)	$(23,462)	$(30,530)	$(57,342)

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net loss	$(29,544)	$(55,983)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,204	9,652
Amortization of intangible assets	24,707	26,977
Provision for doubtful accounts and allowance for sales returns	848	4,317
Stock-based compensation	12,120	13,935
Non-cash restructuring charges	4,463	—
Other non-cash charges	529	628
Changes in operating assets and liabilities, net
Accounts receivable	26,894	41,620
Inventories	5,259	(9,702)
Prepaid expenses and other assets	1,896	806
Accounts payable	(19,520)	9,070
Accrued compensation and benefits	(2,275)	(6,176)
Deferred revenue	(843)	(1,331)
Deferred distributor revenue, net of cost of sales to distributors	(14,618)	3,696
Other current and long term liabilities	793	(3,945)
Net cash provided by operating activities	18,913	33,564
Cash flows from investing activities:
Capital expenditures	(2,797)	(5,610)
Purchases of non-marketable equity investments	—	(3,000)
Proceeds from maturities of investments and marketable securities	—	21,815
Proceeds from sales of investments and marketable securities	—	9,051
Purchases of intangible assets	—	(569)
Net cash (used in) provided by investing activities	(2,797)	21,687
Cash flows from financing activities:
Borrowings under Revolving Facility	15,000	24,000
Repayment of debt	(23,125)	(77,062)
Proceeds from issuance of common stock	4,460	2,455
Net cash used in financing activities	(3,665)	(50,607)

Foreign currency effect on cash	(342)	(3,767)

Net increase in cash and cash equivalents	12,109	877

Cash and cash equivalents at beginning of period	76,225	73,190
Cash and cash equivalents at end of period	$88,334	$74,067

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme Networks at March 31, 2016  The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for fiscal 2016 or any future periods.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815) – Contingent Put and Call Options in Debt Instruments, which will reduce diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities.  The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period and the amendments for ASU-2015-17 can be applied retrospectively or prospectively.  The adoption of this guidance is not expected to have a material impact upon our financial statements and footnote disclosures.  This guidance will become effective for us beginning with our fiscal year 2018.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (“ASU 2015-03”) - Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 requires retrospective adoption and will be effect for annual and interim periods in fiscal years beginning after December 15, 2015. The Company does not believe adoption of this standard will have a material impact on our financial statements and footnote disclosures.  This guidance will become effective for us beginning with our fiscal year 2017.

4.	Balance Sheet Accounts

Cash and Cash Equivalents

The following is a summary of cash and available-for-sale securities (in thousands):

	March 31, 2016	June 30, 2015
Cash	$83,564	$71,455

Cash equivalents	$4,770	$4,770
Total available-for-sale	$4,770	$4,770

Total cash, cash equivalents and available for sale securities	$88,334	$76,225

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Investments with original maturities of greater than three months, but less than one year at the balance sheet date are classified as short-term investments.

Inventory Valuation

The Company’s inventory balances as of March 31, 2016 and June 30, 2015 were $$52.8 million and $58.0 million, respectively. The Company values its inventory at lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company has established inventory allowances primarily determined by the age of inventory or when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Any written down or obsolete inventory subsequently sold has not had a material impact on gross margin for any of the periods disclosed.

The following is a summary of our inventory by category (in thousands):

	March 31, 2016	June 30, 2015
Finished goods	$50,027	$55,301
Raw materials	2,728	2,713
Total Inventory	$52,755	$58,014

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	March 31, 2016	June 30, 2015
Computer equipment	$33,983	$32,753
Purchased software	5,941	5,425
Office equipment, furniture and fixtures	10,827	10,908
Leasehold improvements	19,110	24,293
Total property and equipment	69,861	73,379
Less: accumulated depreciation and amortization	(39,422)	(33,517)
Property and equipment, net	$30,439	$39,862

Intangibles

The following tables summarize the components of gross and net intangible asset balances (dollars in thousands):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
March 31, 2016
Developed technology	0.40 years	$48,000	$39,611	$8,389
Customer relationships	0.50 years	37,000	29,806	7,194
Maintenance contracts	2.50 years	17,000	8,217	8,783
Trademarks	0.50 years	2,500	2,014	486
License agreements	9.80 years	3,596	1,583	2,013
Other intangibles	3.92 years	1,426	866	560
Total intangibles, net		$109,522	$82,097	$27,425

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2015
Developed technology	1.20 years	$48,000	$28,194	$19,806
Customer relationships	1.30 years	37,000	20,556	16,444
Maintenance contracts	3.30 years	17,000	5,667	11,333
Trademarks	1.30 years	2,500	1,389	1,111
Order backlog	0.30 years	7,400	6,967	433
License agreements	10.20 years	10,924	8,620	2,304
Other intangibles	3.80 years	2,684	1,983	701
Total intangibles, net		$125,508	$73,376	$52,132

The following table summarizes the amortization expense of intangibles for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Amortization in "Cost of revenue for products"	$3,572	$4,513	$11,847	$13,575
Amortization of intangibles	4,142	4,467	12,860	13,402
Total amortization	$7,714	$8,980	$24,707	$26,977

 The amortization expense that is recognized in “Cost of revenues for products” is comprised of amortization for developed technology, license agreements and other intangibles.

Other Accrued Liabilities

The following are the components of other accrued liabilities (in thousands):

	March 31, 2016	June 30, 2015
Accrued general and administrative costs	$4,287	$1,204
Restructuring	2,199	5,854
Other accrued liabilities	23,696	25,565
Total other accrued liabilities	$30,182	$32,623

Deferred Revenue, Net

Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenue when the revenue recognition criteria have not been met.

The following table summarizes deferred revenue, net (in thousands):

	March 31, 2016	June 30, 2015
Deferred services	$85,069	$87,441
Deferred product and other revenue	13,870	12,341
Total deferred revenue	98,939	99,782
Less: current portion	76,712	76,551
Non-current deferred revenue, net	$22,227	$23,231

The Company offers for sale to its customers, renewable support arrangements that range from one to five years. Deferred support revenue is included within deferred revenue, net within the services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Balance beginning of period	$84,706	$91,373	$87,441	$89,657
New support arrangements	27,683	27,198	84,502	91,254
Recognition of support revenue	(27,320)	(29,834)	(86,874)	(92,174)
Balance end of period	85,069	88,737	85,069	88,737
Less: current portion	62,842	65,596	62,842	65,596
Non-current deferred revenue	$22,227	$23,141	$22,227	$23,141

Deferred Distributors Revenue, Net of Cost of Sales to Distributors

The Company records revenue from its distributors on a sell-through basis, recording deferred revenue and deferred cost of sales associated with all sales transactions to its distributors in “Deferred distributors revenue, net of cost of sales to distributors” in the liability section of its condensed consolidated balance sheets. The amount shown as “Deferred distributors revenue, net of cost of sales to distributors” represents the deferred gross profit on sales to distributors based on contractual pricing.

The following table summarizes deferred distributors revenue, net of cost of sales to distributors (in thousands):

	March 31, 2016	June 30, 2015
Deferred distributors revenue	$31,367	$53,366
Deferred cost of sales to distributors	(7,434)	(12,491)
Deferred distributors revenue, net of cost of sales to distributors	$23,933	$40,875

Debt

The Company’s debt is comprised of the following (in thousands):

	March 31, 2016	June 30, 2015
Current portion of long-term debt:
Term Loan	$16,250	$11,375
Current portion of long-term debt	$16,250	$11,375

Long-term debt, less current portion:
Term Loan	$32,500	$45,500
Revolving Facility	10,000	10,000
Total long-term debt, less current portion	42,500	55,500
Total debt	$58,750	$66,875

During fiscal 2015, the Company amended its credit agreement which provides for a five-year revolving credit facility for up to $50.0 million (the “Revolving Facility”) and a $65.0 million five-year term loan (the “Term Loan”) and together with the Revolving Facility the (“Senior Secured Credit Facilities, as amended”).

The Senior Secured Credit Facilities, as amended contains, among others, certain financial covenants that require the Company to maintain defined minimum financial ratios which may limit the Company’s availability to borrowings under the Revolving Facility. As of  March 31, 2016, the Company had $39.0 million of availability under the Revolving Facility and is in compliance with its covenants.

The Company had $1.0 million of outstanding letters of credit as of March 31, 2016

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

Upon issuance of a standard product warranty, the Company discloses and recognizes a liability for the obligations it assumes under the product warranty. The following table summarizes the activity related to the Company’s product warranty liability during the three and nine months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Balance beginning of period	$10,415	$7,845	$8,676	$7,551
New warranties issued	1,638	1,751	7,158	5,699
Warranty expenditures	(1,773)	(1,717)	(5,554)	(5,371)
Balance end of period	$10,280	$7,879	$10,280	$7,879

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

Advertising

Cooperative advertising expenses are recorded as marketing expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Cooperative advertising obligations with customers are accrued and the costs expensed at the time the related revenue is recognized. If the Company does not meet the criteria for recognizing such cooperative advertising obligations as marketing expense, the costs are recorded as a reduction of revenue. All other advertising costs are expensed as incurred.  Advertising expenses for three and nine months ended March 31, 2016 and 2015, were immaterial.

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth major customers accounting for 10% or more of our net revenue:

	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Jenne	17%	*	13%	*
Tech Data Corporation	16%	*	16%	12%
Westcon Group Inc.	13%	16%	15%	13%
Scansource, Inc.	*	13%	*	*

*	Less than 10% of net revenue

     The following customers account for more than 10% of our accounts receivable outstanding as of March 31, 2016, Westcon Group Inc. 17% and Tech Data Corporation 11%.

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

The Company did not hold any financial liabilities that required measurement at fair value on a recurring basis. The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

March 31, 2016	Level 1	Level 2	Level 3	Total
Assets
Investments:
Money market funds	$4,770	$—	$—	$4,770
Total	$4,770	$—	$—	$4,770

June 30, 2015	Level 1	Level 2	Level 3	Total
Assets
Investments:
Money market funds	$4,770	$—	$—	$4,770
Total	$4,770	$—	$—	$4,770

Level 2 investments: The Company does not hold any level 2 investments.

The Company includes U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations for which quoted prices are available as Level 2. There were no transfers of assets or liabilities between Level 1 and Level 2 for the periods presented.

The fair value of the borrowings under the Senior Secured Credit Facility, as amended is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Due to the short duration until maturity of the credit facility, the fair value approximates the carrying amount of the Company’s indebtedness of $58.8 million and $66.9 million as of March 31, 2016 and June 30, 2015, respectively.

Level 3 investments: The Company does not hold any level 3 investments.

Certain of the Company's assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated. There were no impairments recorded for the three and nine months ended March 31, 2016 or 2015.

6.	Share-based Compensation

Shares reserved for issuance

As of March 31, 2016, the Company had reserved for issuance (in thousands):

	March 31, 2016	June 30, 2015
2014 Employee Stock Purchase Plan	10,001	12,000
Employee stock options and awards outstanding	11,174	15,273
Employee stock options and awards available for grant	5,140	5,450
Total shares reserved for issuance	26,315	32,723

Share-based compensation expense recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Cost of product revenue	$205	$265	$777	$823
Cost of service revenue	223	254	867	816
Research and development	1,137	1,423	3,857	4,611
Sales and marketing	996	1,291	3,791	4,414
General and administrative	942	1,139	2,828	3,271
Total share-based compensation expense	$3,503	$4,372	$12,120	$13,935

During the three and nine months ended March 31, 2016 and 2015, the Company did not capitalize any share-based compensation expense in inventory, as the amounts were immaterial.

Stock Awards

Stock awards may be granted under the 2013 Equity Incentive Plan (the “2013 Plan”) on terms approved by the Compensation Committee of the Board of Directors. Stock awards generally provide for the issuance of restricted stock units (including performance or market-based restricted stock units) which vest over a fixed period of time or based upon the satisfaction of certain ;performance criteria.

The following table summarizes stock award activity for the nine months ended March 31, 2016  (in thousands, except grant date fair value):

	Number of	Weighted-
	Shares	Average Grant-	Aggregate Fair
	(000’s)	Date Fair Value	Market Value ($000’s)
Non-vested stock awards outstanding at June 30, 2015	4,597	$3.82
Granted	3,010	$3.12
Vested	(2,198)	$4.30
Cancelled	(992)	$2.84
Non-vested stock awards outstanding at March 31, 2016	4,417	$3.33	$21,113

The following table summarizes stock option activity for the nine months ended March 31, 2016 (in thousands, except per share and contractual term):

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual	Value
	(000’s)	Per Share	Term (years)	(000’s)
Options outstanding at June 30, 2015	10,604	$4.03	3.79	$410
Granted	5	$3.79
Exercised	(276)	$3.12
Cancelled	(3,576)	$3.91
Options outstanding at March 31, 2016	6,757	$4.13	4.25	$936
Exercisable at March 31, 2016	4,560	$4.25	3.16	$361
Vested and expected to vest at March 31, 2016	6,393	$4.17	4.09	$807

The weighted-average grant-date fair value of options granted during the nine months ended March 31, 2016 was $1.59. The weighted-average grant-date fair value of options granted during the three and nine months ended March 31, 2015 was $1.34 and $1.91, respectively.

The weighted-average fair value of shares granted under the Company’s 2014 ESPP during the three and nine months ended March 31, 2016 was $1.88  and $1.93, respectively. The weighted-average fair value of shares granted under the Company’s 2014 ESPP and 1999 ESPP during the three and nine months ended March 31, 2015 was $0.59 and $1.02, respectively.

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

	Stock Option Plan		Employee Stock Purchase Plan		Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Expected life	-	4.6 years	1.45 years	0.50 years	4.0 years	4.7 years	1.25	0.33 years
Risk-free interest rate	—%	1.49%	0.52%	0.07%	1.78%	1.60%	0.44%	0.04%
Volatility	—%	54%	57%	58%	52%	54%	57%	58%
Dividend yield	—%	—%	—%	—%	—%	—%	—%	—%

7.	Restructuring Charges

As of March 31, 2016, restructuring liabilities were $4.2 million and consisted of obligations for severance benefits, contract termination and other expenses.  During the three and nine months ended March 31, 2016, the Company recorded restructuring charges of $1.4 million and $10.0 million, respectively. Included in the restructuring charges were offsets for future sub-leasing income. The Company has estimated the sub-lease income based on its existing leases agreement, as well the real estate market conditions at the respective locations. The Company also factored into its estimate the time for a sub-lease tenant to enter into an agreement and complete any improvements. The Company will reevaluate any sub-lease income on a regular basis and adjust the accrual as necessary if and when facts should change.

Fiscal 2015 Restructuring:  Phase One

During the fourth quarter of fiscal 2015, we reduced costs through targeted restructuring activities intended to reduce operating costs and realign our organization in the current competitive environment. We initiated a plan to reduce our worldwide headcount by more than 225 employees, primarily in sales and marketing, as well as research and development, consolidate specific global administrative functions, and shift certain operating costs to lower cost regions in the United States, among other actions.

Phase Two

During fiscal 2016, we continued our initiative to realign our operations with a second phase by abandoning excess facilities, primarily in San Jose, California; Salem, New Hampshire; Research Triangle Park, North Carolina and Shannon, Ireland. The abandoned facilities represented approximately 29% of the floor space in the aggregate at these locations and included general office and warehouse space. There may be additional abandonments of excess facilities in future periods as we further align our organization to our business and operational needs.

During the first quarter of fiscal 2016, in conjunction with the exiting of facilities noted above, the Company recorded restructuring charges of $5.6 million including $5.4 million for excess facility charges and adjustments to service benefits of $0.2 million.  Excess facilities charges included $4.1 million of accrued lease costs pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities and accelerated depreciation of leasehold improvements in the amount of $1.3 million. This charge is reflected in "Restructuring charge, net of reversals" in the condensed consolidated statements of operations.

During the second quarter of fiscal 2016, in conjunction with the exiting of the facilities noted above, the Company incurred restructuring charges of $3.0 million including $2.9 million in excess facilities charges related to amending its lease in North Carolina, thereby reducing it floor space by 36%, and adjustments to severance benefits of $0.2 million. Excess facilities charges included accelerated depreciation of leasehold improvements in the amount of $1.9 million and contract termination charges and professional fees of $1.0 million. This charge is reflected in "Restructuring charge, net of reversals" in the condensed consolidated statements of operations.

During the third quarter of fiscal 2016, in conjunction with the exiting of facilities noted above, the Company incurred restructuring charges of $1.4 million.  Excess facilities charges included accelerated depreciation of leasehold improvements in the amount of $1.2 million associated with the North Carolina facility, $0.2 million related to a change in the accrued lease costs pertaining to the estimated future obligations for non-cancelable lease payments for our San Jose, California facility and the reversal of $0.2 million of estimated severance benefits.  This charge is reflected in “Restructuring charge, net of reversals” in the condensed consolidated statements of operations. The excess facilities payments will continue through fiscal year 2023, due to the length of the lease agreements.

Restructuring liabilities consist of (in thousands):

	Excess Facilities	Severance Benefits	Other	Total
Balance as of June 30, 2015	$—	$5,737	$117	$5,854
Period charges	5,409	321	178	5,908
Period reversals	—	(235)	(70)	(305)
Non cash adjustments	(1,344)	—	—	(1,344)
Period payments	(42)	(4,207)	(125)	(4,374)
Balance as of September 30, 2015	4,023	1,616	100	5,739
Period charges	2,874	347	53	3,274
Period reversals	(14)	(209)	(20)	(243)
Non cash adjustments	(1,876)	—	—	(1,876)
Period payments	(653)	(1,365)	(133)	(2,151)
Balance as of December 31, 2015	4,354	389	—	4,743
Period charges	1,540	—	6	1,546
Period reversals	(14)	(174)	—	(188)
Non cash adjustments	(1,243)	—	—	(1,243)
Period payments	(440)	(215)	(6)	(661)
Balance as of March 31, 2016	$4,197	$—	$—	$4,197
Less: current portion included in Other accrued liabilities				2,199
Restructuring accrual included in Other long-term liabilities				$1,998

8.	Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. The arrangements allow them to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the Company’s forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of March 31, 2016, the Company had non-cancelable commitments to purchase $$68.5 million of such inventory.

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

In accordance with applicable accounting guidance, the Company records accruals for certain of its outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company evaluates, at least on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. When a loss contingency is not both probable and reasonably estimable, the Company does not record a loss accrual.  However, if the loss (or an additional loss in excess of any prior accrual) is at least a reasonable possibility and material, then the Company would disclose an estimate of the possible loss or range of loss, if such estimate can be made, or disclose that an estimate cannot be made. The assessment whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, involves a series of complex judgments about future events. Even if a loss is reasonably possible, the Company may not be able to estimate a range of possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the ultimate resolution of such matters, including the amount of any possible loss, fine or penalty.  Accordingly, for the proceedings listed below, except as noted below, the Company is currently unable to estimate any reasonably possible loss or range of possible loss.  Based on its own investigations, the Company believes the ultimate outcome of any current legal proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of the litigation, should the outcome of such actions be unfavorable, the Company's business, financial condition, results of operations or cash flows could be materially and adversely affected.

Brazilian Tax Assessment Matters

Certain Brazilian tax authorities have made tax assessments against our Brazilian subsidiary, Enterasys Networks do Brazil Ltda., based on an alleged underpayment of taxes.  The tax authorities are also seeking interest and penalties with respect to such claims (collectively, the “ICMS Tax Assessments”).  The State of Sao Paolo, Brazil denied Enterasys Networks do Brazil Ltda. the use of certain tax credits granted by the State of Espirito Santo, Brazil under the terms of the FUNDAP program for the tax years of 2002 through 2009. The Company’s application to resolve the ICMS Tax Assessments at the administrative level of the Sao Paolo Tax Department under the amnesty relief program (Reference No 3.056.963-1) was denied in March, 2014, by the Sao Paolo Tax Administration.  The value of the ICMS tax credits that were disallowed by the Sao Paolo Tax Administration is BR 3.4 million (US $0.9 million), plus interest and penalties BR 16.6 million (US $4.6 million).  Possible court fees are estimated to be BR 4.0 million (US $1.1 million). On January 10, 2014, the Company filed a lawsuit to overturn or reduce the ICMS Assessments, which lawsuit remains on-going. As part of this lawsuit, the Company made a request for a stay of execution, so that no tax foreclosure can be filed until a final ruling is made and no guarantee needs to be presented.  On or about October 6, 2014, the preliminary injunction was granted with regard to the stay of execution, and in response to an appeal on the guarantee requirement, the appellant court further ruled on or about January 28, 2015 that no cash deposit (or guarantee) need be made by the Company.

On or about June 18, 2014, the State of San Paolo notified Enterasys Networks do Brazil Ltda. that it intends to audit the records of such entity for tax years 2012 and 2013.  In addition, the Company received a similar notice in December 2015 with respect to an audit by the State of San Paolo of tax years 2011-2014. The audits are expected to cover the same or very similar issues as the ICMS Tax Assessments for tax years 2002-2009, however, the Company changed its ICMS procedures effective May 2009 and a similar tax assessment is not anticipated.  The Company has provided the requested information for these tax years to the Brazilian tax authorities, but has received no further response from the Brazilian tax authorities.

Based on the currently available information, the Company believes the ultimate outcome of the above audits and assessments will not have a material adverse effect on the Company's financial position or overall results of operations. The Company believes that the ICMS Tax Assessments against our Brazilian subsidiary are without merit and the Company is defending the claims vigorously. While the Company believes there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserted, it is unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and estimate the potential tax liability related to the ICMS Tax Assessments, if any, may be up to BR 23.4 million (US $6.4 million).  The Company does not expect a final judicial determination for several years.  The Company believes BR 9.4 million (US $2.6 million) is the best estimate within the range and has recorded an accrual as of the Acquisition Date of Enterasys Networks as such matter relates to the period before the acquisition.

The Company made a demand on April 11, 2014 for a defense from, and indemnification by, the former equity holder of Enterasys Networks (“Seller”) of the ICMS Tax Assessments. Seller agreed to assume the defense of the ICMS Tax Assessments on May 20, 2014. In addition, through the settlement of the Unify Indemnification Suit on June 18, 2015, Seller has agreed to continue to defend the Company with respect to the ICMS Tax Assessments and to indemnify the Company for losses related thereto subject to certain conditions. In addition, the Seller has agreed to indemnify the Company in connection with tax assessments up to a specified cap related to the 2012 and 2013 tax years subject to certain conditions.  These conditions include the offsetting of foreign income tax benefits realized by the Company in the connection with the acquisition of Enterasys.  Based upon current projections of the foreign income tax benefits to be realized, the Company does not anticipate that any amounts under the indemnification will be due from the Seller in connection with either the ICMS Tax Assessments or any potential tax assessments for tax years 2012 and 2013.

In re Extreme Networks, Inc. Securities Litigation

On October 23 and 29, 2015, complaints were filed for violations of securities laws in the U.S. District Court for the Northern District of California against the Company and three of its current or former officers (Charles W. Berger, Kenneth B. Arola, and John T. Kurtzweil).  Subsequently, the cases were consolidated.  Plaintiffs allege that defendants violated the securities laws by disseminating materially false and misleading statements and concealing material adverse facts regarding Extreme Networks' current financial condition and growth prospects. Plaintiffs seek damages of an unspecified amount on behalf of a class of investors who purchased the Company's common stock from November 4, 2013 through April 9, 2015.  Motions for appointment of lead plaintiff have been filed, and are scheduled to be heard on May 5, 2016.  The Company believes the claims are without merit and intends to vigorously defend the claims.

On February 18, 2016, a shareholder derivative case was filed in the Superior Court of California, Santa Clara County.  Shaffer v. Kispert et al., No. 16 CV 291726.  The complaint names current and former officers and\ or members of the Board of Directors as defendants and seeks recovery on behalf of the Company based on substantially the same allegations as the securities class action litigation described above.  The parties have agreed to stay the case pending further activities in the securities class action litigation, and have submitted a stipulation to that effect to the court.

Indemnification Obligations

Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and Delaware law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals' reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of these claims. The cost to defend the Company and the named individuals could have a material adverse effect on its consolidated financial position, results of operations and cash flows in the future. Recovery of such costs under its director and officers’ insurance coverage is uncertain.  As of March 31, 2016, the Company had no outstanding indemnification claims.

9.	Income Taxes

For the three and nine months ended March 31, 2016, the Company recorded an income tax provision of $0.9 million and $3.0 million, respectively. For the three and nine months ended March 31, 2015, the Company recorded an income tax provision of $1.1 million and $3.5 million, respectively.

The income tax provisions for the three and nine months ended March 31, 2016 and 2015, consisted primarily of taxes on the income of our foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc. The income tax provisions for both fiscal years were calculated based on the actual results of operations for the three and nine months ended March 31, 2016 and 2015, and therefore may not reflect the annual effective tax rate.

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

The acquisition of Enterasys included a U.S. parent company as well as its wholly-owned domestic and foreign subsidiaries. The Company has elected to treat this stock acquisition as an asset purchase by filing the required election forms under IRC Sec 338(h)(10). The Company has estimated the value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes. During the three and nine months ended March 31, 2016, the Company deducted $1.1 million and $3.4 million of tax amortization expense, respectively related to capitalized goodwill. As of March 31, 2016, the Company recorded a deferred tax liability of $3.6 million related to this amortization which is not considered a future source of taxable income in evaluating the need for a valuation allowance against our deferred tax assets.

The Company had $11.6 million of unrecognized tax benefits as of March 31, 2016. The future impact of the unrecognized tax benefit of $11.6 million, if recognized, would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. The Company does not anticipate any events to occur during the next twelve months that would reduce the unrealized tax benefit as currently stated in the Company’s balance sheet.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Net loss	$(10,784)	$(23,548)	$(29,544)	$(55,983)
Weighted-average shares used in per share calculation - basic and diluted	104,104	99,783	102,486	98,591
Net loss per share - basic and diluted	$(0.10)	$(0.24)	$(0.29)	$(0.57)

The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	March 31, 2016	March 31, 2015
Options to purchase common stock	4,827	9,839
Restricted stock units	1,478	1,694
Employee Stock Purchase Plan shares	185	0

11.	Foreign Exchange Forward Contracts

The Company from time to time enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecasted transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. At March 31, 2016, we did not have any forward foreign currency contracts.

Foreign currency transaction gains and losses from operations was a loss of $0.3 million and gain of $1.1 million for the three and nine months ended March 31, 2016, respectively. Foreign currency transaction gains and losses from operations was a loss of $0.5 million and a loss of $0.9 million for the three and nine months ended March 31, 2015, respectively.

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

The Company attributes revenues to geographic regions primarily based on the customer's ship-to location. Information regarding geographic areas is as follows (in thousands):

	Three Months Ended		Nine Months Ended
Net Revenues:	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Americas:
United States	$58,205	$49,353	$173,298	$166,001
Other	5,398	7,073	18,983	26,990
Total Americas	63,603	56,426	192,281	192,991
EMEA	50,358	50,006	161,486	166,515
APAC	10,925	13,158	35,005	43,566
Total net revenues	$124,886	$119,590	$388,772	$403,072

Long Lived Assets:	March 31, 2016	June 30, 2015
Americas	$64,452	$87,071
EMEA	17,321	29,610
APAC	2,295	3,108
Total long lived assets	$84,068	$119,789

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q for the third quarter of fiscal 2016, our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; the timing of any recovery in the global economy; risks related to pending or future litigation; and a dependency on third parties for certain components and for the manufacturing of our products.

Business Overview

We believe that understanding the following key developments is helpful to an understanding of our operating results for the fiscal quarter ended March 31, 2016.

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

Expanding Product Portfolio

We believe that continued success in our marketplace is dependent upon a variety of factors that includes, but are not limited to, our ability to design, develop and distribute new and enhanced products employing leading-edge technology. New software and hardware introductions during fiscal 2015 included a Summit X770 switch supporting industry’s highest density performing top of rack switching, Purview - a network-powered application analytics and optimization solution, identiFi 38xx WiFi Access Points supporting 802.11ac, SDN 2.0 - an open, standards-based (based on OpenDaylight) and comprehensive SDN solution, 100GbE support for the BDX8 and NetSight 6.0 a consolidated management across the expanded portfolio.

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

Results of Operations

During the third quarter of fiscal 2016, we achieved the following results:

•	Net revenues of $124.9 million compared to $119.6 million in the third quarter of fiscal 2015.
•	Product revenues of $92.7 million compared to $86.5 million in the third quarter of fiscal 2015.
•	Service revenues of $32.2 million compared to $33.1 million in the third quarter of fiscal 2015.
•	Total gross margin of 50% of net revenues compared to 48% of net revenues in the third quarter of fiscal 2015.
•	Operating loss of $8.9 million compared to an operating loss of $21.3 million in the third quarter of fiscal 2015.
•	Net loss of $10.8 million compared to a net loss of $23.5 million in the third quarter of fiscal 2015.
•

Cash flow provided by operating activities of $18.9 million in the nine months ended March 31, 2016 compared to cash flow provided by operating activities of $33.6 million in the nine months ended March 31, 2015.

•	Cash and cash equivalents of $88.3 million as of March 31, 2016 compared to $76.2 million as of June 30, 2015.

We operate in three regions: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East, and Africa; and APAC which includes Asia Pacific, South Asia, India, Australia and Japan.

The following table presents the total net revenue geographically for the three and nine months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended				Nine Months Ended
Net Revenues	March 31, 2016	March 31, 2015	$ Change	% Change	March 31, 2016	March 31, 2015	$ Change	% Change
Americas:
United States	$58,205	$49,353	$8,852	17.9%	$173,298	$166,001	$7,297	4.4%
Other	5,398	7,073	(1,675)	(23.7)%	18,983	26,990	(8,007)	(29.7)%
Total Americas	63,603	56,426	7,177	12.7%	192,281	192,991	(710)	(.4)%
Percentage of net revenue	50.9%	47.2%			49.5%	47.9%
EMEA	50,358	50,006	352	0.7%	161,486	166,515	(5,029)	(3.0)%
Percentage of net revenue	40.3%	41.8%			41.5%	41.3%
APAC	10,925	13,158	(2,233)	(17.0)%	35,005	43,566	(8,561)	(19.7)%
Percentage of net revenue	8.7%	11.0%			9.0%	10.8%
Total net revenues	$124,886	$119,590	$5,296	4.4%	$388,772	$403,072	$(14,300)	(3.5)%

Net Revenues

The following table presents net product and service revenue for the three and nine months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2016	March 31, 2015	$ Change	% Change	March 31, 2016	March 31, 2015	$ Change	% Change
Net Revenues:
Product	$92,711	$86,527	$6,184	7.1%	$289,447	$301,700	$(12,253)	(4.1)%
Percentage of net revenue	74.2%	72.4%			74.5%	74.9%
Service	32,175	33,063	(888)	(2.7)%	99,325	101,372	(2,047)	(2.0)%
Percentage of net revenue	25.8%	27.6%			25.5%	25.1%
Total net revenues	$124,886	$119,590	$5,296	4.4%	$388,772	$403,072	$(14,300)	(3.5)%

Product revenues increased by $6.2 million or 7.1% for the three month period ended March 31, 2016 as compared to the corresponding period of fiscal 2015.  The increase in product revenues during the quarter reflects our strong performance in the United States, especially in the education market, as compared to the third quarter of fiscal 2015.  However we continue to experience declines in international sales due to increased price competition and the continuing strong U.S. Dollar.

Product revenues decreased $12.3 million or 4.1% for the nine month period ended March 31, 2016 as compared to the corresponding period of fiscal 2015.  The decrease in product revenues during the first nine months was due to the continuing strong U.S. Dollar and increased price competition.

Service revenues decreased $0.9 million or 2.7% in the third quarter of fiscal 2016, compared to the corresponding period of fiscal 2015.  Service revenues declined $1.3 million due to lower maintenance revenues partially offset by lower purchase accounting charges related to deferred service revenues of $0.4 million in third quarter of fiscal 2016 as compared to $0.8 million in the third quarter of fiscal 2015.

Service revenues decreased $2.0 million or 2.0% in the nine months ended March 31, 2016, compared to the corresponding period of fiscal 2015.  Service revenues declined $3.2 million due to lower maintenance revenues partially offset by lower purchase accounting charges related to deferred service revenues of $1.1 million in the first three quarters of fiscal 2016 as compared to $2.3 million in the first three quarters of fiscal 2015.

The following table presents the product and service revenue gross profit and the respective gross profit percentages for the three and nine months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2016	March 31, 2015	$ Change	% Change	March 31, 2016	March 31, 2015	$ Change	% Change
Gross profit:
Product	$42,471	$36,766	$5,705	15.5%	$135,170	$137,418	$(2,248)	(1.6)%
Percentage of product revenue	45.8%	42.5%			46.7%	45.5%
Service	20,249	20,958	(709)	(3.4)%	62,943	65,995	(3,052)	(4.6)%
Percentage of service revenue	62.9%	63.4%			63.4%	65.1%
Total gross profit	$62,720	$57,724	$4,996	8.7%	$198,113	$203,413	$(5,300)	(2.6)%
Percentage of net revenue	50.2%	48.3%			51.0%	50.5%

Product gross profit increased $5.7 million or 15.5% in the third quarter of fiscal 2016 as compared to the corresponding period in fiscal 2015. Gross profit was impacted during the third quarter of fiscal 2016 by an increase in product revenue of $6.2 million, lower excess inventory and scrap charges of $1.9 million, lower distribution charges of $1.0 million and lower amortization of intangibles of $0.6 million as compared to the corresponding period of fiscal 2015.  This was partially offset with higher overhead charges of $0.7 million.

Product gross profit decreased $2.2 million or 1.6% in the nine months ended March 31, 2016 as compared to the corresponding period in fiscal 2015. Gross profit was impacted during the first three quarters of fiscal 2016 by a decrease in product revenue of $12.3 million, higher warranty charges of $1.4 million and higher overhead costs of $1.2 million as compared to the corresponding period of fiscal 2015.  This was offset with lower amortization of intangibles of $2.4 million and royalty expense of $1.5 million on older products which have been discontinued.

Service gross profit decreased $0.7 million or 3.4% to $20.2 million in the third quarter of fiscal 2016 from $21.0 million in the third quarter of fiscal 2015.  The decrease was primarily due to lower service revenues of $0.9 million as compared to the third quarter of fiscal 2015.

Service gross profit decreased $3.1 million or 4.6% to $62.9 million for the nine months ended March 31, 2016 from $66.0 million.  The decrease was due to lower service revenues of $2.0 million, higher material costs to service maintenance contracts of $0.6 million and excess inventory charges of $0.4 million for the first nine months of fiscal 2016.

Operating Expenses

The following table presents operating expenses and operating income (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2016	March 31, 2015	$ Change	% Change	March 31, 2016	March 31, 2015	$ Change	% Change
Research and development	$18,852	$23,858	$(5,006)	(21.0)%	$59,836	$71,205	$(11,369)	(16.0)%
Sales and marketing	38,322	39,226	(904)	(2.3)%	111,442	127,976	(16,534)	(12.9)%
General and administrative	8,957	9,711	(754)	(7.8)%	27,908	31,091	(3,183)	(10.2)%
Acquisition and integration costs	-	1,725	(1,725)	(100.0)%	1,145	9,283	(8,138)	(87.7)%
Restructuring charge, net of reversals	1,358	-	1,358	100.0%	9,992	-	9,992	100.0%
Amortization of intangibles	4,142	4,467	(325)	(7.3)%	12,860	13,402	(542)	(4.0)%
Total operating expenses	$71,631	$78,987	$(7,356)	(9.3)%	$223,183	$252,957	$(29,774)	(11.8)%
Operating loss	$(8,911)	$(21,263)	$12,352	58.1%	$(25,070)	$(49,544)	$24,474	49.4%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses decreased by $5.0 million, or 21.0% for the three months ended March 31, 2016 as compared to the corresponding period of fiscal 2015. The decrease in research and development expenses was due to lower personnel costs of $4.4 million primarily driven by the reduction-in-force (“RIF”) during the fourth quarter of fiscal 2015 and lower professional fees and IT costs of $0.3 million.  This was partially offset with higher engineering project spending of $0.3 million

Research and development expenses decreased by $11.4 million, or 16.0% for the nine months ended March 31, 2016 as compared to the corresponding period of fiscal 2015. The decrease in research and development expenses was due to lower personnel costs of $11.9 million primarily driven by the RIF during the fourth quarter of fiscal 2015, reduced software tools and maintenance of $1.3 million and lower depreciation of $0.9 million. This was partially offset with higher engineering project spending of $1.3 million and recruiting of $0.2 million.

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses.

Sales and marketing expenses decreased by $0.9 million or 2.3% for the three months ended March 31, 2016 as compared to the corresponding period of fiscal 2015. The decrease in sales and marketing expenses was primarily due to lower personnel costs (which includes benefits and stock based compensation) of $1.4 million, facility expense of $0.6 million as a result of the RIF during the fourth quarter of fiscal 2015, as well as lower professional fees of $0.4 million.   This was partially offset with higher marketing costs of $0.3 million and supplies of $0.2 million.

Sales and marketing expenses decreased by $16.5 million or 12.9% for the nine months ended March 31, 2016 as compared to the corresponding period of fiscal 2015. The decrease in sales and marketing expenses was primarily due to lower personnel costs of $11.7 million, travel and entertainment related expenses of $2.7 million and facilities expense of $2.1 million as a result of the RIF during the fourth quarter of fiscal 2015.  This was partially offset with higher marketing costs of $0.5 million.

General and Administrative Expenses

General and administrative expense consists primarily of personnel costs, legal and professional service costs, share-based compensation, travel and facilities and information technology costs.

General and administrative expenses decreased by $0.8 million or 7.8% for the three months ended March 31, 2016 as compared to the corresponding period of fiscal 2015.  The decrease in general and administrative expenses was due to reduced professional fees and lower personnel costs of $0.4 million as a result of the RIF during the fourth quarter of fiscal 2015.

General and administrative expenses decreased by $3.2 million or 10.3% for the nine months ended March 31, 2016 as compared to the corresponding period of fiscal 2015. The decrease in general and administrative expenses was due primarily to lower professional fees of $2.0 million, reduced recruiting costs of $0.4 million and bad debt expense of $0.2 million.

Acquisition and Integration Costs

Acquisition and integration costs include those costs that we have incurred only as result of the acquisition of Enterasys and related subsequent integration of the two companies.  We expect that any future integration costs will be immaterial.

During the three months ended March 31, 2016 and 2015, we recorded zero and $1.7 million, respectively of integration costs primarily for IT and sales integration costs.

During the nine months ended March 31, 2016 and 2015, we recorded $1.1 million and $9.3 million, respectively of integration costs primarily for IT, warehouse, and sales integration and severance costs.

Restructuring Charges

During the three and nine months ended March 31, 2016, we recorded $1.4 million and $10.0 million in restructuring charges, respectively, primarily for excess facilities, net of future sub-lease income. There were no restructuring charges during the corresponding period in fiscal 2015. During the first three quarters of fiscal 2016, we continued our initiative begun in the fourth quarter of fiscal 2015 to realign our operations by abandoning excess facilities, primarily in San Jose California; Salem, New Hampshire; Research Triangle Park, North Carolina and Shannon, Ireland. The abandoned facilities represented approximately 29% of our original total space, and included general office and warehouse space. There may be additional activities in abandonments of excess facilities in future periods as we further align our organization to our business and operational needs.

During the third quarter of fiscal 2016, in conjunction with the exiting of the facilities noted above, we incurred $1.4 million in charges related to our restructuring activities.  Excess facilities charges included the acceleration of depreciation of leasehold improvements in our facility in North Carolina of $1.2 million, adjustment to the estimated future sublease income to be derived from the San Jose California facility of $0.3 million and reversal of severance benefits of $0.2 million.

During the nine months ended March 31, 2016, in conjunction with the exiting of the facilities noted above, we incurred $10.0 of restructuring charges. Excess facilities charges included accrued lease costs pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities and contract termination charges of $4.4 million, acceleration of depreciation of leasehold improvements of $4.5 million, professional fees of $1.0 million and other of $0.1 million.

Amortization of Intangibles

During the three months ended March 31, 2016 and 2015, we recorded $4.1 million and $4.5 million, respectively of amortization expense recorded in operating expenses in the condensed consolidated statements of operations.

During the nine months ended March 31, 2016 and 2015, we recorded $12.9 million and $13.4 million, respectively of amortization expense recorded in operating expenses in the condensed consolidated statements of operations.

Interest Expense

          During the three months ended March 31, 2016 and 2015 we recorded $0.8 million and $0.8 million, respectively, in interest expense. During the nine months ended March 31, 2016 and 2015 we recorded $2.4 million and $2.4 million, respectively, in interest expense.

Other Income (Expense), Net

During the three months ended March 31, 2016 and 2015 we recorded $0.3 million and $0.5 million of losses, respectively, in other income (expense), net. The improvement was primarily due to foreign exchange gains from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

During the nine months ended March 31, 2016 and 2015 we recorded $0.8 million of gains and $1.0 million of losses, respectively, in other income (expense), net. The improvement was primarily due to foreign exchange gains from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended March 31, 2016 and 2015, we recorded an income tax provision of $0.9 million and $1.1 million, respectively.  For the nine months ended March 31, 2016 and 2015, we recorded an income tax provision of $3.0 million and $3.5 million, respectively.

The income tax provisions for the three and nine months ended March 31, 2016 and 2015, consisted primarily of taxes on the income of our foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys.

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

Liquidity and Capital Resources

The following summarizes information regarding our cash, investments, and working capital (in thousands):

	March 31, 2016	June 30, 2015
Cash and cash equivalent	$88,334	$76,225
Total cash and investments	$88,334	$76,225
Working capital	$12,642	$2,564

As of March 31, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $88.3 million, accounts receivable, net of $62.7 million and availability of borrowings from the Revolving Facility of $39.0 million. Our principal uses of cash will include repayments of debt and related interest, purchase of finished goods inventory from our contract manufacturers, payroll, restructuring expenses and other operating expenses related to the development, marketing of our products and purchases of property and equipment. We believe that our $88.3 million of cash and cash equivalents at March 31, 2016, cash flows from operations along with the availability of borrowings from the Revolving Facility will be sufficient to fund our principal uses of cash for at least the next 12 months.

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

The Senior Secured Credit Facilities, as amended, also include customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, if any representation or warranty made by us is false or misleading in any material respect, certain insolvency or receivership events affecting Extreme and its subsidiaries, the occurrence of certain material judgments, the occurrence of certain ERISA events, the invalidity of the loan documents or a change in control of our Company.  The amounts outstanding under the Senior Secured Credit Facilities, as amended, may be accelerated upon certain events of default. At March 31, 2016, we are in compliance and expect to remain in compliance with the covenants of the Senior Secured Credit Facilities, as amended, and they are not expected to impact our liquidity or capital resources.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Nine Months Ended
	March 31, 2016	March 31, 2015
Net cash provided by operating activities	$18,913	$33,564
Net cash (used in) provided by investing activities	(2,797)	21,687
Net cash used in financing activities	(3,665)	(50,607)
Foreign currency effect on cash	(342)	(3,767)
Net increase in cash and cash equivalents	$12,109	$877

Net Cash Provided By Operating Activities

Cash flows provided by operations in the nine months ended March 31, 2016 was $18.9 million and was generated from non-cash expenses of $50.9 million such as amortization of intangibles, stock-based compensation expense and depreciation. Decreases in accounts receivables due to lower revenue during the quarter combined with higher collections and decreases in inventories due to the timing of inventory receipts were partially offset by the current period's net loss of $29.5 million along with decreases in accounts payable, accrued compensation and deferred revenues.

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

Net Cash (Used In) Provided By Investing Activities

Cash flows used in investing activities in the nine months ended March 31, 2016 was $2.8 million and was consisted of purchases of property and equipment.

Cash flow provided by investing activities was $21.7 million, in the nine months ending March 31, 2015, primarily consisted of proceeds from the sale and maturities of investments of $9.1 million and $21.8 million of investments, respectively, offset by $5.6 million used to purchase property and equipment and $3.0 million used to acquire a non-marketable equity interest.

Net Cash Used In Financing Activities

Cash flows used in financing activities in the nine months ended March 31, 2016 was $3.7 million which was consisted of $4.5 million proceeds from the issuance of shares of our common stock under the ESPP and the exercise of stock options, net of taxes paid on vested and released stock awards, offset by a net repayment of debt of $8.1 million.

Cash flow used in financing activities was $50.6 million in the nine months ending March 31, 2015, consisting of $77.1 million of cash used for repayment of debt offset by a draw on the Revolving Facility of $24 million during the nine months ended March 31, 2015, for working capital requirements, $2.5 million proceeds from the exercise of stock options and issuance of shares of our common stock under the ESPP, net of taxes paid on vested and released stock awards.

Foreign currency effect on cash

Foreign currency effect on cash increased in the nine months ended March 31, 2016, primarily due to changes in foreign currency exchange rates between US Dollar and particularly the Brazilian Real, British Pound, Indian Rupee and the EURO.

Contractual Obligations

The following summarizes our contractual obligations at nine months ended March 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Debt obligations	$58,750	$16,250	$42,500	$—	$—
Interest on debt obligations	3,917	2,102	1,815	—	—
Non-cancellable inventory purchase commitments	68,459	68,459	—	—	—
Non-cancellable operating lease obligations	58,534	10,275	17,605	10,167	20,487
Other liabilities	4,286	3,977	309	—	—
Total contractual cash obligations	$193,946	$101,063	$62,229	$10,167	$20,487

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $$68.5 million as of   March 31, 2016. We expect to honor the inventory purchase commitments within the next 12 months.

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

We did not have any material commitments for capital expenditures as of March 31, 2016.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The following table presents the amounts of our cash equivalents that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2016 (dollars in thousands).

	Maturing in
	Three	Three	Greater
	months	months to	than one		Fair
	or less	one year	year	Total	Value
March 31, 2016
Included in cash equivalents	$4,770	$—	$—	$4,770	$4,770
Weighted average interest rate	0.15%	—%	—%

The following tables present hypothetical changes in fair value of the financial instruments held at March 31, 2016 that are sensitive to changes in interest rates (in thousands):

Unrealized gain given a decrease in interest rate of X bps		Fair value as of	Unrealized loss given an increase in interest rate of X bps
(100 bps)	(50 bps)	March 31, 2016	100 bps	50 bps
$—	$—	$4,770	$—	$—

Debt

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from our credit facility.

The following table presents hypothetical changes in interest expense for the quarter ended March 31, 2016, on outstanding credit facility borrowings as of March 31, 2016, that are sensitive to changes in interest rates (in thousands):

Change in interest expense given a decrease in interest rate of X bps*		Average outstanding debt as of	Change in interest expense given an increase in interest rate of X bps
(100 bps)	(50 bps)	March 31, 2016	100 bps	50 bps
$(147)	$(73)	$58,750	$147	$73

*	Underlying interest rate was 0.15% during the quarter. The table above assumed the underlying interest rate did not decrease below 0%.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other expense, net. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. At March 31, 2016, we did not have any forward foreign currency contracts.

Foreign currency transaction gains and losses from operations was a loss of $0.3 million and gain of $1.1 million for the three and nine months ended March 31, 2016, respectively. Foreign currency transaction gains and losses from operations was a loss of $0.5 million and a loss of $0.9 million for the three and nine months ended March 31, 2015, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

For information regarding litigation matters required by this item, refer to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and Note 8 to our Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report which are incorporated herein by reference.

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

We currently purchase several key components used in the manufacture of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. Certain components such as tantalum capacitors, SRAM, DRAM, and printed circuit boards, have been in the past, and may in the future be, in short supply. We have encountered, and are likely in the future to encounter, shortages and delays in obtaining these or other components, and this could have a material adverse effect on our ability to meet customer orders. Our principal sole-source components include:

•	ASICs - merchant silicon, Ethernet switching, custom and physical interface :
•	microprocessors;
•	programmable integrated circuits;
•	selected other integrated circuits;

•	custom power supplies; and
•	custom-tooled sheet metal.

Our principal limited-source components include:

•	flash memory;
•	DRAMs and SRAMs;
•	printed circuit boards;
•	CAMs;
•	Connectors; and
•	Timing circuits (crystals & clocks).

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

Our top ten suppliers accounted for a significant portion of our purchases during the quarter. Given the significant concentration of our supply chain, particular with certain sole or limited source providers any significant interruption by any of the key suppliers or a termination of a relationship could temporarily disrupt our operations.  Additionally, our operations are materially dependent upon the continued market acceptance and quality of these manufacturers’ products and their ability to continue to manufacture products that are competitive and that comply with laws relating to environmental and efficiency standards. Our inability to obtain products from one or more of these suppliers or a decline in market acceptance of these suppliers’ products could have a material adverse effect on our results of operations, cash flows and liquidity.

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

The cloud networking market is still in its early stages and is rapidly evolving. If this market does not evolve as we anticipate or our target end customers do not adopt our cloud networking solutions, we may not be able to compete effectively, and our ability to generate revenue will suffer.

The cloud networking market is still in its early stages. The market demand for cloud networking solutions has increased in recent years as end customers have deployed larger networks and have increased the use of virtualization and cloud computing. Our success may be impacted by our ability to provide successful cloud networking solutions that address the needs of our channel partners and end customers more effectively and economically than those of other competitors or existing technologies.  If the cloud networking solutions market does not develop in the way we anticipate, if our solutions do not offer significant benefits compared to competing legacy network switching products or if end customers do not recognize the benefits that our solutions provide, then our potential for growth in this cloud market could be adversely affected.

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

We have in the past, currently are and will likely in the future pursue or be subject to claims or lawsuits in the normal course of our business. In addition to the risks related to the intellectual property lawsuits described above, we are currently parties to other litigation as described in Part II, Item 1. Legal Proceedings. Regardless of the result, litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a lawsuit in which we are a defendant could result in a court order against us or payments to other parties that would have an adverse effect on our business, results of operations, or financial condition. Even if we are successful in prosecuting claims and lawsuits, we may not recover damages sufficient to cover our expenses incurred to manage, investigate and pursue the litigation. In addition, subject to certain limitations, we may be obligated to indemnify our current and former directors, officers and employees in certain lawsuits. We may not have adequate insurance coverage to cover all of our litigation costs and liabilities.

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

Our operating results for any given period have and will continue to depend to a significant extent on large orders from a relatively small number of channel partners and other customers. For example, sales through our top three distributors accounted for 46% of our net sales in the third quarter. However, we do not have binding purchase commitments from any of them. A substantial reduction or delay in sales of our products to a significant reseller, distributor or other customer could harm our business, operating results and financial condition because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term. Under specified conditions, some third-party distributors are allowed to return products to us and unexpected returns could adversely affect our results.

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

Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.

As a public company, we are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, and the regulations adopted by the SEC as a result of the Dodd-Frank Act, that will require us to perform diligence, and disclose and report whether or not our products contain “conflict minerals” mined from the Democratic Republic of the Congo and adjoining countries.  The implementation of these new requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with these disclosure requirements, including costs related to conducting diligence procedures and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. We may also face reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to alter our products, processes or sources of supply to avoid such materials. In such an event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

We have liabilities for real estate leases in excess of what is necessary for our current business.

We have real estate leases that we are currently trying to sublease or that we have had to write-off their cost. Until such time that we are able to sublease these properties, or the current leases expire, we may incur liabilities for real estate leases significantly in excess of what is necessary for our current business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had authority granted by our Board of Directors to repurchase up to $75 million in common stock over a three year period starting October 1, 2012. Since the inception of the program, 4.1 million shares have been repurchased for a total purchase price of $14.5 million.  For the nine month period ended March 31, 2016, the Company did not repurchase any shares of its common stock. As of March 31, 2016, the repurchase period has ended.

Item 3. Defaults Upon Senior Securities - Not applicable

Item 4. Mine Safety Disclosure - Not Applicable

Item 5. Other Information

Item 6. Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith
10.1*	Addendum to Offer Letter between and Extreme Networks, Inc. and Ken Arola dated February 10, 2015.				X

10.2*	Promotion Letter between Robert Gault and Extreme Networks, Inc. dated June 2, 2015.				X

10.3*	Supplemental Letter between Robert Gault and Extreme Networks, Inc. dated August 4, 2015.				X

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1	Section 906 Certification of Chief Executive Officer.				X

32.2	Section 906 Certification of Chief Financial Officer.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

*Indicates management compensatory contract, plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC. (Registrant)

/ S / KENNETH AROLA
KENNETH AROLA
Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

April 29, 2016