Form 10-Q
period 2016-09-30
EXTREME NETWORKS INC
filed 2016-11-02
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at October 26, 2016, was 107,054,250

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED September 30, 2016

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$102,265	$94,122
Accounts receivable, net of allowances of $2,582 at September 30, 2016 and $3,257 at June 30, 2016	68,246	81,419
Inventories	43,395	40,989
Prepaid expenses and other current assets	11,507	12,438
Total current assets	225,413	228,968
Property and equipment, net	30,058	29,580
Intangible assets, net	11,707	19,762
Goodwill	70,877	70,877
Other assets	25,054	25,236
Total assets	$363,109	$374,423
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$19,269	$17,628
Accounts payable	28,332	30,711
Accrued compensation and benefits	19,827	27,145
Accrued warranty	8,620	9,600
Deferred revenue, net	70,697	72,934
Deferred distributors revenue, net of cost of sales to distributors	30,229	26,817
Other accrued liabilities	27,382	26,691
Total current liabilities	204,356	211,526
Deferred revenue, less current portion	21,540	21,926
Long-term debt, less current portion	32,621	37,446
Deferred income taxes	5,129	4,693
Other long-term liabilities	8,728	8,635
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 106,899,623 shares issued and outstanding at September 30, 2016 and 104,942,665 shares issued and outstanding at June 30, 2016	107	105
Additional paid-in-capital	891,595	884,706
Accumulated other comprehensive loss	(2,748)	(2,874)
Accumulated deficit	(798,219)	(791,740)
Total stockholders’ equity	90,735	90,197
Total liabilities and stockholders’ equity	$363,109	$374,423

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30, 2016	September 30, 2015
Net revenues:
Product	$90,131	$91,381
Service	32,511	33,200
Total net revenues	122,642	124,581
Cost of revenues:
Product	44,927	46,934
Service	12,469	12,529
Total cost of revenues	57,396	59,463
Gross profit:
Product	45,204	44,447
Service	20,042	20,671
Total gross profit	65,246	65,118
Operating expenses:
Research and development	18,299	20,268
Sales and marketing	36,956	36,062
General and administrative	8,287	9,176
Acquisition and integration costs	2,321	338
Restructuring charge, net of reversals	-	5,603
Amortization of intangibles	4,142	4,467
Total operating expenses	70,005	75,914
Operating loss	(4,759)	(10,796)
Interest income	57	27
Interest expense	(647)	(826)
Other income (expense), net	(223)	967
Loss before income taxes	(5,572)	(10,628)
Provision for income taxes	907	898
Net loss	$(6,479)	$(11,526)
Basic and diluted net loss per share:
Net loss per share - basic	$(0.06)	$(0.11)
Net loss per share - diluted	$(0.06)	$(0.11)
Shares used in per share calculation - basic	105,955	100,985
Shares used in per share calculation - diluted	105,955	100,985

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2016	September 30, 2015
Net loss:	$(6,479)	$(11,526)
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustments	126	(864)
Other comprehensive income (loss)	126	(864)
Total comprehensive loss	$(6,353)	$(12,390)

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net loss	$(6,479)	$(11,526)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,437	3,076
Amortization of intangible assets	7,640	8,891
Provision for doubtful accounts and allowance for product returns	223	556
Stock-based compensation	3,475	4,671
Non-cash restructuring charges	—	1,344
Other non-cash charges	695	(326)
Changes in operating assets and liabilities, net
Accounts receivable	12,950	31,851
Inventories	(2,405)	(3,666)
Prepaid expenses and other assets	1,562	(1,132)
Accounts payable	(3,154)	(10,202)
Accrued compensation and benefits	(7,318)	(3,820)
Deferred revenue	(2,622)	(4,125)
Deferred distributor revenue, net of cost of sales to distributors	3,412	(6,899)
Other current and long term liabilities	(842)	(2,167)
Net cash provided by operating activities	9,574	6,526
Cash flows from investing activities:
Capital expenditures	(1,635)	(633)
Net cash used in investing activities	(1,635)	(633)
Cash flows from financing activities:
Repayment of debt	(3,250)	(1,625)
Proceeds from issuance of common stock	3,416	1,855
Net cash provided by financing activities	166	230
Foreign currency effect on cash	38	(323)
Net increase in cash and cash equivalents	8,143	5,800

Cash and cash equivalents at beginning of period	94,122	76,225
Cash and cash equivalents at end of period	$102,265	$82,025

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

The unaudited condensed consolidated financial statements of Extreme included herein have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations.  The condensed consolidated balance sheet at June 30, 2016 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at September 30, 2016  The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for fiscal 2017 or any future periods.

Fiscal Year

The Company uses a fiscal calendar year ending on June 30.  All references herein to "fiscal 2017" or "2017" represent the fiscal year ending June 30, 2017.  All references herein to "fiscal 2016" or "2016" represent the fiscal year ending June 30, 2016.

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

2.	Summary of Significant Accounting Policies

For a description of significant accounting policies, see Note 3, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016. There have been no material changes to the Company's significant accounting policies since the filing of the Annual Report on Form 10-K.

3.	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-09, Compensation – Stock Compensation (“ASU 2016-09”) which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows.  The Company early adopted this standard beginning with its fiscal year 2017. The impact of the adoption had the following impacts:

•

In recording share-based compensation expense, the standard allows companies to make a policy election as to whether they will include an estimate of awards expected to be forfeited or whether they will account for forfeitures as they occur. The Company has elected to not include an estimated forfeiture rate in the computation of its share-based compensation expense. This election did not have a material impact on the Company’s condensed consolidated financial statements and accordingly no adjustment was made to beginning accumulated deficit to apply the modified retrospective method.

•

The standard requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the consolidated statements of cash flows.  Previously, the Company included these cash flows in financing activities and therefore the adoption of this provision had no impact.

•

The new standard requires that the tax effects of share-based compensation be recognized in the income tax provision. Previously, these amounts were recognized in additional paid-in capital.  Given the full valuation allowance against the US deferred tax assets, there will be no impact to the effective tax rate until such time as the valuation allowance may be reversed.

•

The standard also requires previously unrecognized excess tax benefits to be recognized on a modified retrospective basis.  Unrecognized tax benefits result when a deduction for stock based compensation does not actually reduce taxes payable.  The Company has recorded $13.5 million and $0.9 million of previously unrecorded deferred tax assets for federal and state net operating losses, respectively, with a corresponding increase to the valuation allowance pursuant to the evidence discussed in Note 9.  The cumulative net impact to accumulated deficit of early adoption of this provision was therefore zero.

•

ASU 2016-09 also requires excess tax benefits to be presented as an operating activity on the statement of cash flows rather than as a financing activity on either a retrospective or prospective basis.  The Company has elected to apply this provision of the standard on a prospective basis.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”),  which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 requires retrospective adoption and will be effective for annual and interim periods in fiscal years beginning after December 15, 2015.  This guidance became effective for the Company beginning with its fiscal year 2017.

In connection with the Company’s adoption of ASU 2015-03 in fiscal 2017, all debt issuance costs have been presented, with the exception of those related to the revolving credit facility, as a reduction of the carrying amount of the related debt liability.  The previously reported balances in the Company’s June 30, 2016 Form 10-K for debt issuance costs listed in “Other assets” have been reclassified to “Current portion of long-term debt” in the amount of $0.2 million and “Long-term debt, less current portion” in the amount of $0.2 million to conform to the September 30, 2016 presentation.

4.	Balance Sheet Accounts

Cash and Cash Equivalents

The following is a summary of cash and cash equivalents (in thousands):

	September 30, 2016	June 30, 2016
Cash	$97,988	$89,847
Cash equivalents	4,277	4,275

Total cash and cash equivalents	$102,265	$94,122

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Investments with original maturities of greater than three months, but less than one year at the balance sheet date are classified as short-term investments.

Inventory Valuation

The Company’s inventory balances as of September 30, 2016 and June 30, 2016 were $43.4 million and $41.0 million, respectively. The Company values its inventory at lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company has established inventory allowances primarily determined by the age of inventory or when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Any written down or obsolete inventory subsequently sold has not had a material impact on gross margin for any of the periods disclosed.

The following is a summary of our inventory by category (in thousands):

	September 30, 2016	June 30, 2016
Finished goods	$41,262	$38,751
Raw materials	2,133	2,238
Total Inventory	$43,395	$40,989

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	September 30, 2016	June 30, 2016
Computer equipment	$37,618	$34,657
Purchased software	5,575	5,574
Office equipment, furniture and fixtures	10,374	10,385
Leasehold improvements	19,395	19,342
Total property and equipment	72,962	69,958
Less: accumulated depreciation and amortization	(42,904)	(40,378)
Property and equipment, net	$30,058	$29,580

Intangibles

The following tables summarize the components of gross and net intangible asset balances (dollars in thousands):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
September 30, 2016
Developed technology	0.22 years	$48,000	$46,444	$1,556
Customer relationships	0.10 years	37,000	35,972	1,028
Maintenance contracts	2.00 years	17,000	9,917	7,083
Trademarks	0.10 years	2,500	2,431	69
License agreements	7.00 years	2,445	963	1,482
Other intangibles	3.40 years	1,382	893	489
Total intangibles, net		$108,327	$96,620	$11,707

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2016
Developed technology	0.30 years	$48,000	$43,028	$4,972
Customer relationships	0.30 years	37,000	32,889	4,111
Maintenance contracts	2.30 years	17,000	9,067	7,933
Trademarks	0.30 years	2,500	2,222	278
License agreements	9.70 years	3,413	1,473	1,940
Other intangibles	3.70 years	1,428	900	528
Total intangibles, net		$109,341	$89,579	$19,762

The following table summarizes the amortization expense of intangibles for the periods presented (in thousands):

	Three Months Ended
	September 30, 2016	September 30, 2015
Amortization in "Cost of revenues: Product"	$3,498	$4,424
Amortization of intangibles	4,142	4,467
Total amortization	$7,640	$8,891

 The amortization expense that is recognized in “Cost of revenues: Product” is comprised of amortization for developed technology, license agreements and other intangibles.

Goodwill

The following table summarizes goodwill for the periods presented (in thousands):

	September 30, 2016	June 30, 2016
Balance at beginning of period	$70,877	$70,877
Changes during period	—	—
Balance at end of period	$70,877	$70,877

Other Accrued Liabilities

The following are the components of other accrued liabilities (in thousands):

	September 30, 2016	June 30, 2016
Accrued general and administrative costs	$4,050	$4,079
Restructuring	1,754	2,522
Other accrued liabilities	21,578	20,090
Total other accrued liabilities	$27,382	$26,691

Deferred Revenue, Net

Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenue when the revenue recognition criteria have not been met.

The following table summarizes deferred revenue, net (in thousands):

	September 30, 2016	June 30, 2016
Deferred maintenance	$84,334	$83,419
Deferred product and other revenue	7,903	11,441
Total deferred revenue, net	92,237	94,860
Less: current portion	70,697	72,934
Non-current deferred revenue, net	$21,540	$21,926

The Company offers for sale to its customers, renewable support arrangements that range from one to five years. Deferred support revenue is included within deferred revenue, net within the services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	For the three months ended
	September 30, 2016	September 30, 2015
Balance beginning of period	$83,419	$87,441
New maintenance arrangements	28,745	27,046
Recognition of maintenance revenue	(27,830)	(29,232)
Balance end of period	84,334	85,255
Less: current portion	62,794	63,310
Non-current deferred revenue	$21,540	$21,945

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

The following table summarizes deferred distributors revenue, net of cost of sales to distributors (in thousands):

	September 30, 2016	June 30, 2016
Deferred distributors revenue	$38,780	$35,138
Deferred cost of sales to distributors	(8,551)	(8,321)
Deferred distributors revenue, net of cost of sales to distributors	$30,229	$26,817

Debt

The Company’s debt is comprised of the following (in thousands):

	September 30, 2016	June 30, 2016
Current portion of long-term debt:
Term Loan	$19,269	$17,628
Current portion of long-term debt	$19,269	$17,628

Long-term debt, less current portion:
Term Loan	$22,621	$27,446
Revolving Facility	10,000	10,000
Total long-term debt, less current portion	32,621	37,446
Total debt	$51,890	$55,074

During fiscal 2015, the Company amended its credit agreement which provides for a five-year revolving credit facility for up to $50.0 million (the “Revolving Facility”) and a $65.0 million five-year term loan (the “Term Loan”) and together with the Revolving Facility the (“Senior Secured Credit Facilities, as amended”).

The Senior Secured Credit Facilities, as amended contains, among others, certain financial covenants that require the Company to maintain defined minimum financial ratios which may limit the Company’s availability to borrowings under the Revolving Facility. As of September 30, 2016, the Company had $27.1 million of availability under the Revolving Facility.

The Company had $1.0 million of outstanding letters of credit as of September 30, 2016.

On October 28, 2016 the Company entered into an Amended and Restated Credit Agreement by and among the Company, as borrower, the several banks and other financial institutions or entities party thereto as lenders, and Silicon Valley Bank, as administrative agent and collateral agent.  For information with respect to the terms of this agreement refer to Subsequent Events in Note 13 of Condensed Consolidated Financial Statements.

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

Upon issuance of a standard product warranty, the Company discloses and recognizes a liability for the obligations it assumes under the product warranty. The following table summarizes the activity related to the Company’s product warranty liability during the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended
	September 30, 2016	September 30, 2015
Balance beginning of period	$9,600	$8,676
New warranties issued	928	2,564
Warranty expenditures	(1,908)	(1,996)
Balance end of period	$8,620	$9,244

To facilitate sales of its products in the normal course of business, the Company indemnifies its resellers and end-user customers with respect to certain matters. The Company has agreed to hold the customer harmless against losses arising from a breach of intellectual property infringement or other. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on its operating results or financial position.

Advertising

Cooperative advertising expenses are recorded as marketing expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Cooperative advertising obligations with customers are accrued and the costs expensed at the time the related revenue is recognized. If the Company does not meet the criteria for recognizing such cooperative advertising obligations as marketing expense, the costs are recorded as a reduction of revenue. All other advertising costs are expensed as incurred.  Advertising expenses for three months ended September 30, 2016 and 2015, were immaterial.

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth major customers accounting for 10% or more of our net revenue:

	For the three months ended
	September 30, 2016	September 30, 2015
Tech Data Corporation	17%	12%
Jenne	16%	11%
Avnet	13%	*
Westcon Group Inc.	11%	16%
Scansource, Inc.	*	13%

*	Less than 10% of net revenue

     The following customers account for more than 10% of our accounts receivable outstanding as of September 30, 2016, Westcon Group Inc. 17% and Tech Data Corporation 11%.

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

The Company did not hold any financial liabilities that required measurement at fair value on a recurring basis. The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

September 30, 2016	Level 1	Level 2	Level 3	Total
Assets
Investments:
Money market funds	$4,277	$—	$—	$4,277
Total	$4,277	$—	$—	$4,277

June 30, 2016	Level 1	Level 2	Level 3	Total
Assets
Investments:
Money market funds	$4,275	$—	$—	$4,275
Total	$4,275	$—	$—	$4,275

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

The fair value of the borrowings under the Senior Secured Credit Facility, as amended is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Due to the short duration until maturity of the credit facility, the fair value approximates the carrying amount of the Company’s indebtedness of $51.9 million and $55.5 million as of September 30, 2016 and June 30, 2016, respectively.

Level 3 investments: The Company does not hold any level 3 investments.

Certain of the Company's assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated. There were no impairments recorded for the three months ended September 30, 2016 or 2015.

6.Share-based Compensation

Shares reserved for issuance

As of September 30, 2016, the Company had reserved for issuance (in thousands):

	September 30, 2016	June 30, 2016
2014 Employee Stock Purchase Plan	8,897	10,001
Employee stock options and awards outstanding	11,467	10,609
Employee stock options and awards available for grant	2,200	5,401
Total shares reserved for issuance	22,564	26,011

Share-based compensation expense recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

	Three Months Ended
	September 30, 2016	September 30, 2015
Cost of product revenue	$68	$296
Cost of service revenue	232	367
Research and development	1,141	1,629
Sales and marketing	1,062	1,428
General and administrative	972	951
Total share-based compensation expense	$3,475	$4,671

During the three months ended September 30, 2016 and 2015, the Company did not capitalize any share-based compensation expense in inventory, as the amounts were immaterial.

Stock Awards

Stock awards may be granted under the 2013 Equity Incentive Plan (the “2013 Plan”) on terms approved by the Compensation Committee of the Board of Directors. Stock awards generally provide for the issuance of restricted stock units (including performance or market-based restricted stock units) which vest over a fixed period of time or based upon the satisfaction of certain performance criteria.  The Company uses the straight-line method for expense attribution, and beginning with fiscal 2017, the Company does not estimate forfeitures.

The following table summarizes stock award activity for the three months ended September 30, 2016  (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Market Value
Non-vested stock awards outstanding at June 30, 2016	4,224	$3.36
Granted	2,558	$3.72
Vested	(431)	$3.34	$1,833
Cancelled	(255)	$2.88
Non-vested stock awards outstanding at September 30, 2016	6,096	$3.53

The following table summarizes stock option activity for the three months ended September 30, 2016 (in thousands, except per share and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2016	6,385	$4.10	3.70	$1,416
Granted	-	$-
Exercised	(417)	$3.46
Cancelled	(597)	$4.47
Options outstanding at September 30, 2016	5,371	$4.11	3.53	$4,117
Exercisable at September 30, 2016	3,999	$4.37	2.97	$2,249
Vested and expected to vest at September 30, 2016	5,371	$4.11	3.53	$4,117

There were no stock options granted during the three months ended September 30, 2016 and 2015.

The weighted-average fair value of shares granted under the Company’s 2014 Employee Stock Purchase Plan (“ESPP”) during the three months ended September 30, 2016 and 2015 was $1.00 and $0.99, respectively.

The fair value of each stock option grant under the Company's 2013 Plan and 2005 Equity Incentive Plan is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table. The Company uses the Monte-Carlo simulation model to determine the fair value and the derived service period of stock awards with market conditions, on the date of the grant. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate is based upon the estimated life of the option and the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility on the Company’s stock.

The fair value of each restricted stock award grant with performance criteria (“PSU’s”) under the Company's 2013 Plan is estimated on the date of grant using the Monte-Carlo simulation model to determine the fair value and the derived service period of stock awards with market conditions, on the date of the grant.

On August 1, 2016, the Compensation Committee of the Company approved the grant of 680,000 awards of restricted stock units to the Company’s Executive Officers, with a grant date of August 15, 2016. Fifty percent (50%) of the restricted stock units granted were in the form of PSUs and fifty percent (50%) of the restricted stock units granted were in the form of service-based restricted stock units (“RSUs”).  The RSUs vest from the original grant date as to one-third (1/3) on the one year anniversary and one-twelfth (1/12) each quarter thereafter, subject to continued service to the Company  The PSUs vest once the Company's stock equals or exceeds $5.00 per share for 30 consecutive trading days after January 1, 2017 ("Performance Threshold"). Once the Performance Threshold is satisfied the PSUs shall vest with respect to the number of RSUs that have vested as of the date the Performance Threshold is satisfied and thereafter shall vest on the same schedule as the RSUs, subject to continued service to the Company. If the Performance Threshold is not met by the third anniversary of the grant date the award is terminated for no consideration.  In addition, the Performance Threshold shall be deemed satisfied upon the closing of a Change in Control (within the meaning of the Company’s 2013 Equity Incentive Plan) in the event the per share consideration received by the Company’s stockholders equals or exceeds $5.00 per share.

The fair value of each share purchase option under the Company's ESPP is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table. The expected term of the ESPP represents the term of the offering period of each option. The risk-free rate is based upon the estimated life and on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility on the Company’s stock.

	Employee Stock Purchase Plan
	Three Months Ended
	September 30, 2016	September 30, 2015
Expected life	0.5 years	1.25 years
Risk-free interest rate	0.40%	0.29%
Volatility	40%	58%
Dividend yield	—%	—%

7.	Restructuring Charges

As of September 30, 2016, restructuring liabilities were $4.1 million and consisted of obligations for estimated future obligations for non-cancelable lease payments for excess facilities.  There were no restructuring charges during the three months ended September 30, 2016.  During the three months ended September 30, 2015 the Company recorded restructuring charges of $5.6 million and abandoned excess facilities primarily in San Jose, California; Salem, New Hampshire; and Shannon, Ireland. The abandoned facilities represented approximately 27% of the floor space in the aggregate at these locations and included general office and warehouse space. Restructuring charges included accrued lease costs pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities of $5.4 million and accelerated depreciation of leasehold improvements in the amount of $1.3 million.

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

Restructuring liabilities consist of (in thousands):

Total
Balance as of June 30, 2016	4,644
Period charges	—
Period payments	(508)
Balance as of September 30, 2016	$4,136
Less: current portion included in Other accrued liabilities	1,754
Restructuring accrual included in Other long-term liabilities	$2,382

8.	Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufactures to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the Company’s forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of September 30, 2016, the Company had non-cancelable commitments to purchase $70.6 million of such inventory.

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

Brazilian Tax Assessment Matters                                                                                                                                                   Certain Brazilian tax authorities have made tax assessments against our Brazilian subsidiary, Enterasys Networks do Brazil Ltda., based on an alleged underpayment of taxes.  The tax authorities are also seeking interest and penalties with respect to such claims (collectively, the “ICMS Tax Assessments”).  The State of Sao Paolo, Brazil denied Enterasys Networks do Brazil Ltda. the use of certain tax credits granted by the State of Espirito Santo, Brazil under the terms of the FUNDAP program for the tax years of 2002 through 2009. The Company’s application to resolve the ICMS Tax Assessments at the administrative level of the Sao Paolo Tax Department under the amnesty relief program (Reference No 3.056.963-1) was denied in March, 2014, by the Sao Paolo Tax Administration.  All currency conversions in this Legal Proceedings section are as of September 30, 2016.  The value of the ICMS tax credits that were disallowed by the Sao Paolo Tax Administration is BRL 3.4 million (US $1.1 million), plus interest and penalties BRL 17.5 million (US $5.4 million).  Possible court fees are estimated to be BRL 4.2 million (US $1.3 million).  On January 10, 2014, the Company filed a lawsuit to overturn or reduce the ICMS Assessments, which lawsuit remains on-going. As part of this lawsuit, the Company made a request for a stay of execution, so that no tax foreclosure can be filed until a final ruling is made and no guarantee needs to be presented.  On or about October 6, 2014, the preliminary injunction was granted with regard to the stay of execution, and in response to an appeal on the guarantee requirement, the appellate court further ruled on or about January 28, 2015 that no cash deposit (or guarantee) need be made by the Company.

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

Based on the currently available information, the Company believes the ultimate outcome of the above audits and assessments will not have a material adverse effect on the Company's financial position or overall results of operations. The Company believes that the ICMS Tax Assessments against our Brazilian subsidiary are without merit and the Company is defending the claims vigorously. While the Company believes there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserted, it is unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and estimate the potential tax liability related to the ICMS Tax Assessments, if any, may be up to BRL 25.1 million (US $7.8 million).  The Company does not expect a final judicial determination for several years.  The Company believes BRL 9.4 million (US $2.9 million) is the best estimate within the range and has recorded an accrual as of the Acquisition Date of Enterasys Networks as such matter relates to the period before the acquisition.

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

In re Extreme Networks, Inc. Securities Litigation

On October 23 and 29, 2015, complaints were filed for violations of securities laws in the U.S. District Court for the Northern District of California against the Company and three of its former officers (Charles W. Berger, Kenneth B. Arola, and John T. Kurtzweil).  Subsequently, the cases were consolidated.  Plaintiffs allege that defendants violated the securities laws by disseminating materially false and misleading statements and concealing material adverse facts regarding Extreme Networks' current financial condition and growth prospects. Plaintiffs seek damages of an unspecified amount on behalf of a class of investors who purchased the Company's common stock from September 12, 2013 through April 9, 2015.  On June 28, 2016, the court appointed a lead plaintiff.  On September 26, 2016, lead plaintiff filed a consolidated complaint, which the defendants will move to dismiss.  The Company believes the claims are without merit and intends to vigorously defend the claims.

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

Dunti Network Technoligies, LLC v Extreme Networks, Inc. Patent Infringement Suit

On September 22, 2016, the Company was served with a patent infringement complaint by Dunti Network Technologies, LLC in the U.S. District Court for the Eastern District of Texas.  The case is Dunti Network Technologies, LLC v. Extreme Networks, Inc., No. 2:16-cv-01034.  The complaint asserts infringement of U.S. Patent Nos. 6,587,462, 6,788,701, 6,804,235, 6,643,286, and 7,778,259.  The complaint asserts that the Company infringes based on its manufacture, use, sale, and/or offer for sale of the Company’s BlackDiamond-X, Summit X670, and Summit X770 series switches.  Dunti seeks damages of an unspecified amount.  The Company’s answer to the complaint is presently due November 14, 2016.  The Company believes the claims are without merit and intends to defend itself vigorously against the claims.

Indemnification Obligations

Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and Delaware law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals' reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of these claims. The cost to defend the Company and the named individuals could have a material adverse effect on its consolidated financial position, results of operations and cash flows in the future. Recovery of such costs under its director and officers’ insurance coverage is uncertain. As of September 30, 2016, the Company had no outstanding indemnification claims.

9.	Income Taxes

For the three months ended September 30, 2016, the Company recorded an income tax provision of $0.9 million.  For the three months ended September 30, 2015, the Company recorded an income tax provision of $0.9 million.

The income tax provisions for the three months ended September 30, 2016 and 2015, consisted primarily of taxes on the income of the Company’s foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc.  The income tax provisions for both fiscal years were calculated based on the actual results of operations for the three months ended September 30, 2016 and 2015, and therefore may not reflect the annual effective tax rate.

The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets as well as the deferred tax assets in Australia, Brazil and Japan. A valuation allowance is determined by assessing both negative and positive evidence to determine whether it is “more likely than not” that the deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis.  The Company's inconsistent earnings in recent periods, including a cumulative loss over the last three years, coupled with its difficulty in forecasting future revenue trends as well as the cyclical nature of its business represent sufficient negative evidence to require a full valuation allowance against its U.S. federal and state net deferred tax assets as well as the above mentioned foreign jurisdictions.  This valuation allowance will be evaluated periodically and can be reversed partially or in whole if business results and the economic environment have sufficiently improved to support realization of some or all of the Company's deferred tax assets.

On December 18, 2015, the Protecting Americans from Tax Hikes (“PATH”) Act of 2015, became effective which includes a provision making permanent the R&D tax credit under Section 41 of the Code.  This credit previously expired on December 31, 2014.  This change has been reflected in the Company’s tax credit carryforwards with an offsetting adjustment to its U.S. valuation allowance.

The acquisition of Enterasys included a U.S. parent company as well as its wholly-owned domestic and foreign subsidiaries. The Company has elected to treat this stock acquisition as an asset purchase by filing the required election forms under IRC Sec 338(h)(10).  The Company has estimated the value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes.  During the three months ended September 30, 2016 and 2015, the Company deducted $1.1 million of tax amortization expense for each period related to capitalized goodwill. As of September 30, 2016, the Company recorded a deferred tax liability of $4.9 million related to this amortization which is not considered a future source of taxable income in evaluating the need for a valuation allowance against its deferred tax assets.

The Company had $11.7 million of unrecognized tax benefits as of September 30, 2016.  The future impact of the unrecognized tax benefit of $11.7 million, if recognized, would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. The Company does not anticipate any events to occur during the next twelve months that would reduce the unrealized tax benefit as currently stated in the Company’s balance sheet.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	For the three months ended
	September 30, 2016	September 30, 2015
Net loss	$(6,479)	$(11,526)
Weighted-average shares used in per share calculation - basic and diluted	105,955	100,985
Net loss per share - basic and diluted	$(0.06)	$(0.11)

The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	September 30, 2016	September 30, 2015
Options to purchase common stock	3,715	8,301
Restricted stock units	1,635	6,657
Employee Stock Purchase Plan shares	201	147
Total shares excluded	5,551	15,105

11.Foreign Exchange Forward Contracts

At September 30, 2016 and 2015, we did not have any forward foreign currency contracts.

Foreign currency transaction gains and losses from operations was a loss of $0.2 million and a gain of $1.2 million for the three months ended September 30, 2016 and 2015, respectively.

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

The Company attributes revenues to geographic regions primarily based on the customer's ship-to location. Information regarding geographic areas is as follows (in thousands):

	For the three months ended
Net Revenues:	September 30, 2016	September 30, 2015
Americas:
United States	$53,858	$56,343
Other	8,185	5,843
Total Americas	62,043	62,186
EMEA:
Germany	24,587	14,538
Other	26,062	36,488
Total EMEA	50,649	51,026
APAC:	9,950	11,369
Total net revenues	$122,642	$124,581

Long Lived Assets:	September 30, 2016	June 30, 2016
Americas	$54,844	$58,277
EMEA	9,383	14,234
APAC	2,592	2,493
Total long lived assets	$66,819	$75,004

13.Subsequent Events

On September 13, 2016, the Company entered into an Asset Purchase Agreement (the “Purchase”) with Zebra Technologies Corporation, a Delaware corporation (“Zebra”), to purchase Zebra’s wireless LAN business (the “Business”).  Under the terms of the Purchase, the Company acquired customers, employees, technology and other assets of the Business, as well as assumed certain contracts and other liabilities of the Business, for a cash purchase price of approximately $55.0 million, subject to certain adjustments related to net working capital and deferred revenue of the Business on October 28, 2016 (the “Closing”).  Pursuant to certain ancillary agreements, Zebra will also provide the Company with access to certain technology related to the Business, as well as transition services for a period of time following the Closing.

The acquisition will be accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of the Business will be recorded at their respective fair values and added to those of the Company including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.  Results of operations of the Business will be included in the operations of the Company beginning with the Closing.

The Company expects to include a preliminary determination of the acquisition consideration and detail of the assets acquired and liabilities assumed in the Company’s consolidated financial statements for the quarter ending December 31, 2016.

During the three months ended September 30, 2016, the Company recognized transaction costs of $2.3 million which is included in “Acquisition and integration costs” in the accompanying condensed consolidated statements of operations.

Borrowing Facility

Commensurate with the Closing, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank, JPMorgan Chase Bank, N.A., Bank of America, N.A., Cadence Bank, N.A., and Comerica Bank (collectively, the “Lenders”).  The Credit Agreement provides for a five-year $90.5 million term loan and a five-year $50.0 million revolving credit facility, which includes a $5.0 million swing line loan sub facility and a $10.0 million letter of credit sub facility.  The Credit Agreement among other things, amends and restates the Company’s existing credit facility.  At the Closing, the Company incurred $100.5 million of indebtedness to pay off existing debt and to finance the acquisition of the Business. Borrowings under the term loan bear interest, at our option, at a rate equal to either the LIBOR rate (subject to a 0.0% LIBOR floor), plus an applicable margin (currently 3.25% per annum based on a stated consolidated leverage ratio) or the adjusted base rate, plus an applicable margin (currently 1.25% per annum based on our consolidated leverage ratio).  Borrowings under the revolving credit facility bear interest, at the Company’s option, at a rate equal to either the LIBOR rate (subject to a 0.0% LIBOR floor), plus an applicable margin (currently 3.25% per annum based on a stated consolidated leverage ratio) or the prime lending rate, plus an applicable margin (currently 1.25% per annum based on a stated consolidated leverage ratio).  The revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.375% to 0.50% per annum based upon a stated consolidated leverage ratio.  The Credit Agreement is collateralized by substantially all assets of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q for the first quarter of fiscal 2016, our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; the timing of any recovery in the global economy; risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products and our ability to receive the anticipated benefits of the acquisition of the Zebra Business.

Business Overview

We believe that understanding the following key developments is helpful to an understanding of our operating results for the fiscal quarter ended September 30, 2016.

Extreme Networks, Inc., together with its subsidiaries (collectively referred to as “Extreme” and as “we”, “us” and “our”) is a leader in providing software-driven networking solutions for enterprise customers. Providing a combined end-to-end solution from the data center to the access point, Extreme designs, develops and manufactures wired and wireless network infrastructure equipment and develops the software for network management, policy, analytics, security and access controls. We strive to help our customers and partners Connect Beyond the NetworkTM by building world-class software and network infrastructure solutions that solve the wide range of problems faced by information technology (“IT”) departments.

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

Industry Developments

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

•

Vendor Consolidation. We believe consolidation of vendors within the Ethernet networking market and between adjacent markets (storage, security, wireless & voice software and applications) continues to gain momentum. In 2015, the Hewlett-Packard Company (“HP”) acquired Aruba, the Dell, Inc. acquisition of EMC closed in September 2016 and Brocade

Communication Systems acquired Ruckus in May 2016.  We believe these acquisitions reflect a realization that customers want end-to-end, integrated networking solutions.  Extreme identified this trend in 2013 and sought to address the issue with its acquisition of Enterasys in 2013. Since that time, Extreme has rationalized the roadmap and provided an upgrade path for customers.

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

•

Software-driven vertical solutions. We design our software-driven solutions to be easily adaptable to vertical solutions in industries such as, healthcare, education, manufacturing, government and hospitality and to be well-suited for vertical-specific partners.

•

Application-aware Quality of Service (“QoS”) and analytics. Extreme has innovative analytic software that enables our customers to see application usage across the network and apply policies that maximize network capabilities.   This allows our customers to improve the user experience.

•

Built-in identity and access control.  We design our network access control and identity management with the wired and wireless hardware. This may reduce the need to add on expensive software or hardware that may require complex compatibility testing.

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

Acquisition

On October 28, 2016, we closed the purchase of the wireless LAN business (the “Business”) of  Zebra Technologies Corporation, or Zebra, pursuant to an Asset Purchase Agreement ( the “Purchase Agreement”).  Under the terms of the Purchase Agreement, we acquired customers, employees, technology and other assets of the Business, as well as assumed certain contracts and other liabilities of the Business, for a cash purchase price of approximately $55.0 million, subject to certain adjustments related to net working capital and deferred revenue of the Business on October 28, 2016 (the “Closing”).

The acquisition will be accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of the Business will be recorded at their respective fair values and added to those of ours including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.  Results of operations of the Business will be included in our operations beginning with the Closing.

We expect to include a preliminary determination of the acquisition consideration and detail of the assets acquired and liabilities assumed in the Company’s consolidated financial statements for the quarter ending December 31, 2016.

During the three months ended September 30, 2016, we recognized transaction costs of $2.3 million which is included in “Acquisition and integration costs” in the accompanying condensed consolidated statements of operations.

Borrowing Facility

In connection with the Closing, we entered into an Amended and Restated  Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank, JPMorgan Chase Bank, N.A., Bank of America, N.A., Cadence Bank, N.A., and Comerica Bank (collectively, the “Lenders”).  The Credit Agreement provides for a five-year $90.5 million term loan and a five-year $50.0 million revolving credit facility, which includes a $5.0 million swing line loan sub facility and a $10.0 million letter of credit sub facility.  The Credit Agreement among other things, amends and restates our existing credit facility.  On October 28, 2016, we incurred $100.5 million of indebtedness to pay off existing debt and to finance the acquisition of the Business from Zebra. Borrowings under the term loan bear interest, at our option, at a rate equal to either the LIBOR rate (subject to a 0.0% LIBOR floor), plus an applicable margin (currently 3.25% per annum based on a stated consolidated leverage ratio) or the adjusted base rate, plus an applicable margin (currently 1.25% per annum based on our consolidated leverage ratio).  Borrowings under the revolving credit facility bear interest, at our option, at a rate equal to either the LIBOR rate (subject to a 0.0% LIBOR floor), plus an applicable margin (currently 3.25% per annum based on a stated consolidated leverage ratio) or the prime lending rate, plus an applicable margin (currently 1.25% per annum based on a stated consolidated leverage ratio).  The revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.375% to 0.50% per annum based upon a stated consolidated leverage ratio.  The Credit Agreement is collateralized by substantially all of our assets.

Results of Operations

During the first quarter of fiscal 2017, we achieved the following results:

•	Net revenues of $122.6 million compared to $124.6 million in the first quarter of fiscal 2016.
•	Product revenues of $90.1 million compared to $91.4 million in the first quarter of fiscal 2016.
•	Service revenues of $32.5 million compared to $33.2 million in the first quarter of fiscal 2016.
•	Total gross margin of 53% of net revenues compared to 52% of net revenues in the first quarter of fiscal 2016.
•	Operating loss of $4.8 million compared to $10.8 million in the first quarter of fiscal 2016.
•	Net loss of $6.5 million compared to a net loss of $11.5 million in the first quarter of fiscal 2016.
•	Cash flow provided by operating activities of $9.6 million in the three months ended September 30, 2016 compared to $6.5 million in the three months ended September 30, 2015.
•	Cash and cash equivalents of $102.3 million as of September 30, 2016 compared to $94.1 million as of June 30, 2016.

Net Revenues

The following table presents net product and service revenue for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	For the three months ended
	September 30, 2016	September 30, 2015	$ Change	% Change
Net Revenues:
Product	$90,131	$91,381	$(1,250)	(1.4)%
Percentage of net revenue	73.5%	73.4%
Service	32,511	33,200	(689)	(2.1)%
Percentage of net revenue	26.5%	26.6%
Total net revenues	$122,642	$124,581	$(1,939)	(1.6)%

Product revenues decreased by $1.3 million or 1.4% for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016.  The decrease in product revenues during the quarter reflects lower sales in the United States, primarily in the education sector, which was partially offset with higher demand in EMEA, as compared to the first quarter of fiscal 2016.

Service revenues decreased $0.7 million or 2.1% in the first quarter of fiscal 2017, compared to the corresponding period of fiscal 2016.  Service revenues declined $0.7 million due to lower maintenance revenues partially offset by higher professional services and lower purchase accounting charges related to deferred service revenues of $0.1 million in first quarter of fiscal 2017 as compared to $0.2 million in the first quarter of fiscal 2016.

The following table presents the product and service, gross profit and the respective gross profit percentages for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	For the three months ended
	September 30, 2016	September 30, 2015	$ Change	% Change
Gross profit:
Product	$45,204	$44,447	$757	1.7%
Percentage of product revenue	50.2%	48.6%
Service	20,042	20,671	(629)	(3.0)%
Percentage of service revenue	61.6%	62.3%
Total gross profit	$65,246	$65,118	$128	0.2%
Percentage of net revenue	53.2%	52.3%

Product gross profit increased $0.8 million or 1.7% in the first quarter of fiscal 2017 as compared to the corresponding period in fiscal 2016.  Gross profit increased during the first quarter of fiscal 2017 due to reduced product discounting, lower warranty charges of $1.3 million and material product costs offset by lower revenues.

Service gross profit decreased $0.6 million or 2.7% to $20.1 million in the first quarter of fiscal 2017 from $20.7 million in the first quarter of fiscal 2016.  The decrease was primarily due to lower service revenues of $0.7 million as compared to the first quarter of fiscal 2016.

Operating Expenses

The following table presents operating expenses (dollars in thousands):

	For the three months ended
	September 30, 2016	September 30, 2015	$ Change	% Change
Research and development	$18,299	$20,268	$(1,969)	(9.7)%
Sales and marketing	36,956	36,062	894	2.5%
General and administrative	8,287	9,176	(889)	(9.7)%
Acquisition and integration costs	2,321	338	1,983	586.7%
Restructuring charge, net of reversals	0	5,603	(5,603)	(100.0)%
Amortization of intangibles	4,142	4,467	(325)	(7.3)%
Total operating expenses	$70,005	$75,914	$(5,909)	(7.8)%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses decreased by $2.0 million, or 9.7% for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016. The decrease in research and development expenses was due to lower personnel costs of $1.3 million and lower equipment depreciation and software license costs of $0.9 million.

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $0.9 million or 2.5% for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016.  The increase in sales and marketing expenses was primarily due to higher promotional costs of $0.5 million, increases in personnel costs (which includes benefits and stock based compensation) of $0.3 million and facility expense of $0.1 million.

General and Administrative Expenses

General and administrative expense consists primarily of personnel costs, legal and professional service costs, share-based compensation, travel and facilities and information technology costs.

General and administrative expenses decreased by $0.9 million or 9.7% for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016.  The decrease in general and administrative expenses was due to lower personnel costs of $0.4 million, lower facility costs of $0.2 million, reduced professional fees of $0.2 million and a $0.2 million reduction of the provision for doubtful accounts as compared to the corresponding period of 2016.

Acquisition and Integration Costs

During the three months ended September 30, 2016, we recorded $2.3 million of acquisition costs consisting primarily of legal and accounting services associated with the acquisition of Zebra’s Business.

During the three months ended September 30, 2015, we recorded $0.3 million of integration costs primarily for IT and sales integration costs associated with the acquisition of Enterasys.

Restructuring Charges

During the three months ended September 30, 2016 and 2015, we recorded zero and $5.6 million in restructuring charges, respectively, primarily for excess facilities, net of future sub-lease income.

During fiscal 2016, we continued our initiative begun in the fourth quarter of fiscal 2015 to realign our operations by abandoning excess facilities, primarily in San Jose California; Salem, New Hampshire; and Shannon, Ireland. The abandoned facilities represented approximately 27% of our original total space, and included general office and warehouse space.  Restructuring charges during fiscal 2016 included accrued lease costs pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities of $5.4 million as well as accelerated depreciation of leasehold improvements in the amount of $1.3 million.

Amortization of Intangibles

During the three months ended September 30, 2016 and 2015, we recorded $4.1 million and $4.5 million, respectively of amortization expense recorded in operating expenses in the condensed consolidated statements of operations.

Interest Expense

          During the three months ended September 30, 2016 we recorded $0.6 million and $0.8 million, respectively, in interest expense primarily in connection with our Senior Secured Credit Facilities.  Our interest expense will increase in future periods due to the Senior Secured Credit Facility, as Amended.

Other Income (Expense), Net

During the three months ended September 30, 2016 and 2015 we recorded expense of $0.2 million and income of $1.0 million, respectively, in other income (expense), net. The reduction was primarily due to foreign exchange losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended September 30, 2016 and 2015, we recorded an income tax provision of $0.9 million and $0.9 million, respectively.

The income tax provisions for the three months ended September 30, 2016 and 2015 consisted primarily of taxes on the income of our foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys.

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

As discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2016, we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

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

Liquidity and Capital Resources

The following summarizes information regarding our cash, investments, and working capital (in thousands):

	September 30, 2016	June 30, 2016
Cash and cash equivalent	$102,265	$94,122
Total cash and investments	$102,265	$94,122
Working capital	$21,057	$17,442

As of September 30, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $102.3 million, accounts receivable, net of $68.2 million and availability of borrowings from the Revolving Facility of $27.1 million. Our principal uses of cash will include repayments of debt and related interest, purchase of finished goods inventory from our contract manufacturers, payroll, restructuring expenses and other operating expenses related to the development, marketing of our products and purchases of property and equipment. We believe that our $102.3 million of cash and cash equivalents at September 30, 2016, cash flows from operations along with the availability of borrowings from the Revolving Facility will be sufficient to fund our principal uses of cash for at least the next 12 months.

The Senior Secured Credit Facilities, as amended, contain financial covenants that among other things, require us to maintain a minimum Consolidated Fixed Charge Coverage Ratio and Consolidated Quick Ratio and a maximum Consolidated Leverage Ratio and other financial and non-financial covenants and restrictions that limit our ability to incur additional indebtedness, create liens upon any of our property, merge, consolidate or sell all or substantially all of our assets.

The Senior Secured Credit Facilities, as amended, also include customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, if any representation or warranty made by us is false or misleading in any material respect, certain insolvency or receivership events affecting Extreme and its subsidiaries, the occurrence of certain material judgments, the occurrence of certain ERISA events, the invalidity of the loan documents or a change in control of our Company.  The amounts outstanding under the Senior Secured Credit Facilities, as amended, may be accelerated upon certain events of default. At September 30, 2016, we were in compliance and expect to remain in compliance with the covenants of the Senior Secured Credit Facilities, as amended, and they are not expected to impact our liquidity or capital resources.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	For the three months ended
	September 30, 2016	September 30, 2015
Net cash provided by operating activities	$9,574	$6,526
Net cash used in investing activities	(1,635)	(633)
Net cash provided by financing activities	166	230
Foreign currency effect on cash	38	(323)
Net increase in cash and cash equivalents	$8,143	$5,800

Net Cash Provided By Operating Activities

Cash flows provided by operations in the three months ended September 30, 2016 were $9.6 million due to higher collections of accounts receivables during the quarter, combined with non-cash expenses of $14.5 million such as amortization of intangibles, stock-based compensation expense and depreciation.   This was partially offset by the current period's net loss of $6.5 million along with increased use of cash in inventory, accounts payable and accrued compensation.

Cash flows provided by operations in the three months ended September 30, 2015, were $6.5 million reflecting the impact of  non-cash expenses such as amortization of intangibles, stock-based compensation expense and depreciation as well as decreases in accounts receivables and was partially offset by the current period's net loss of $19.9 million with increases in inventories and decreases in accounts payable, accrued compensation and deferred revenues.

Net Cash Used In Investing Activities

Cash flows used in investing activities in the three months ended September 30, 2016 and 2015, were $1.6 million and $0.6 million, respectively.   Amounts consisted of purchases of property and equipment.

Net Cash Provided by Financing Activities

Cash flows provided by financing activities in the three months ended September 30, 2016 were $0.2 million which consisted of $3.4 million proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”) and the exercise of stock options, net of taxes paid on vested and released stock awards, offset by a net repayment of debt of $3.2 million.

Cash flow provided by financing activities in the three months ending September 30, 2015 were $0.2 million, consisting of $1.9 million proceeds from the issuance of shares of our common stock under the ESPP and the exercise of stock options, net of taxes paid on vested and released stock awards offset by $1.6 million of cash used for repayment of debt.

Foreign currency effect on cash

Foreign currency effect on cash increased in the three months ended September 30, 2016, primarily due to changes in foreign currency exchange rates between the US Dollar and particularly the Brazilian Real, British Pound, Indian Rupee and the EURO.

Contractual Obligations

The following summarizes our contractual obligations at three months ended September 30, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Debt obligations (1)	$52,250	$19,500	$32,750	$—	$—
Interest on debt obligations	2,526	1,602	924	—	—
Non-cancellable inventory purchase commitments	70,576	70,576	—	—	—
Non-cancellable operating lease obligations	52,948	9,545	16,907	15,147	11,349
Other liabilities	305	146	159	—	—
Total contractual cash obligations	$178,605	$101,369	$50,740	$15,147	$11,349
(1)	Does not include $48.3 million borrowed on October 28, 2016 to fund the Acquisition of the Zebra Business.

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $70.6 million as of   September 30, 2016. We expect to honor the inventory purchase commitments within the next 12 months.

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

We did not have any material commitments for capital expenditures as of September 30, 2016.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The following table presents the amounts of our cash equivalents that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 30, 2016 (dollars in thousands).

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
September 30, 2016
Included in cash equivalents	$4,277	$—	$—	$4,277	$4,277
Weighted average interest rate	0.19%	—%	—%

The following tables present hypothetical changes in fair value of the financial instruments held at September 30, 2016 that are sensitive to changes in interest rates (in thousands):

Unrealized gain given a decrease in interest rate of X bps		Fair value as of	Unrealized loss given an increase in interest rate of X bps
(100 bps)	(50 bps)	September 30, 2016	100 bps	50 bps
$-	$-	$4,277	$-	$-

Debt

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from our credit facility.

The following table presents hypothetical changes in interest expense for the quarter ended September 30, 2016, on outstanding credit facility borrowings as of September 30, 2016, that are sensitive to changes in interest rates (in thousands):

Change in interest expense given a decrease in interest rate of X bps*		Average outstanding debt as of	Change in interest expense given an increase in interest rate of X bps
(100 bps)	(50 bps)	September 30, 2016	100 bps	50 bps
$(131)	$(65)	$55,500	$131	$65

*	Underlying interest rate was 0.15% during the quarter. The table above assumed the underlying interest rate did not decrease below 0%.

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

Foreign currency transaction gains and losses from operations was a loss of $0.2 million and gain of $1.2 million for the three months ended September 30, 2016 and 2015, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

For information regarding litigation matters required by this item, refer to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 and Note 8 to our Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report which are incorporated herein by reference.

Item 1A. Risk Factors

The following is a list of risks and uncertainties which may have a material and adverse effect on our business, operations, industry, financial condition, results of operations or future financial performance. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, results of operations, industry, financial position and financial performance in the future

We may not realize anticipated benefits of past or future acquisitions, divestitures and strategic investments, and the integration of acquired companies or technologies may negatively impact our business and financial results or dilute the ownership interests of our stockholders.

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

For example, we recently completed the acquisition of the Business from Zebra (the “Zebra Acquisition”) and incurred approximately $100.5 million of indebtedness to pay off existing debt and to finance the acquisition.

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

Our ability to realize the anticipated benefits our acquisitions and investment activities, including the Zebra Acquisition, also entail numerous risks, including, but not limited to:

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

Our debt instruments, including our new credit facility entered into in connection with the Zebra Acquisition, impose, and the terms of any future debt may impose, operating and other restrictions on us. These restrictions could affect, and in many respects limit or prohibit, among other items, our ability to:

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

A portion of our revenues comes from sales to both public and private K-12 educational institutions. Public schools receive funding from local tax revenue, and from state and federal governments through a variety of programs, many of which seek to assist schools located in underprivileged or rural areas. The funding for a portion of our sales to educational institutions comes from a federal funding program known as the E-Rate program. E-Rate is a program of the Federal Communications Commission that subsidizes the purchase of approved telecommunications, Internet access, and internal connection costs for eligible public educational institutions.  The E-Rate program, its eligibility criteria, the timing and specific amount of federal funding actually available and which Wi-Fi infrastructure and product sectors will benefit, are uncertain and subject to final federal program approval and funding appropriation continues to be under review by the Federal Communications Commission, and we cannot assure that this program or its equivalent will continue, and as a result, our business may be harmed. Furthermore, if state or local funding of public education is significantly reduced because of legislative or policy changes or by reductions in tax revenues due to changing economic conditions, our sales to educational institutions may be negatively impacted by these changed conditions. Any reduction in spending on information technology systems by educational institutions would likely materially and adversely affect our business and results of operations. This is a specific example of the many factors which add additional uncertainty to our future revenue from our education end-customers.

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

We cannot assure you we will be profitable in the future, and our financial results may fluctuate significantly from period to period.

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

We may experience challenges or delays in generating or recognizing revenue for a number of reasons and our revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including, but not limited to, the following:

•	our dependence on obtaining orders during a quarter and shipping those orders in the same quarter to achieve our revenue objectives;
•	decreases in the prices of the products we sell;
•	the mix of products sold and the mix of distribution channels through which products are sold;
•	acceptance provisions in customer contracts;
•	our ability to deliver installation or inspection services by the end of the quarter;
•	changes in general and/or specific economic conditions in the networking industry;
•	seasonal fluctuations in demand for our products and services;

•	a disproportionate percentage of our sales occurring in the last month of the quarter;
•	our ability to ship products by the end of a quarter;
•	reduced visibility into the implementation cycles for our products and our customers’ spending plans;
•

our ability to forecast demand for our products, which in the case of lower-than-expected sales, may result in excess or obsolete inventory in addition to non-cancelable purchase commitments for component parts;

•	our sales to the telecommunications service provider market, which represents a significant source of large product orders, being especially volatile and difficult to forecast;
•	product returns or the cancellation or rescheduling of orders;
•	announcements and new product introductions by our competitors;
•	our ability to develop and support relationships with enterprise customers, service providers and other potential large customers;
•	our ability to achieve targeted cost reductions;
•	fluctuations in warranty or other service expenses actually incurred;
•	our ability to obtain sufficient supplies of sole- or limited-source components for our products on a timely basis; and
•	increases in the price of the components we purchase.

Due to the foregoing and other factors, many of which are described herein, period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.

The global economic environment has and may continue to negatively impact our business and operating results.

The challenges and uncertainty currently affecting global economic conditions may negatively impact our business and operating results in the following ways:

•	customers may delay or cancel plans to purchase our products and services;
•	customers may not be able to pay, or may delay payment of, the amounts they owe us, which may adversely affect our cash flow, the timing of our revenue recognition and the amount of our revenue;
•	increased pricing pressure may result from our competitors aggressively discounting their products;
•	accurate budgeting and planning will be difficult due to low visibility into future sales;
•

forecasting customer demand will be more difficult, increasing the risk of either excess and obsolete inventory if our forecast is too high or insufficient inventory to meet customer demand if our forecast is too low; and

•	our component suppliers and contract manufacturers have been negatively affected by the economy, which may result in product delays and changes in pricing and service levels.

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

•	natural disasters and epidemics.

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

We currently purchase several key components used in the manufacturing of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. Certain components such as tantalum capacitors, SRAM, DRAM, and printed circuit boards, have been in the past, and may in the future be, in short supply. We have encountered, and are likely in the future to encounter, shortages and delays in obtaining these or other components, and this could have a material adverse effect on our ability to meet customer orders. Our principal sole-source components include:

•	ASICs - merchant silicon, Ethernet switching, custom and physical interface;
•	microprocessors;
•	programmable integrated circuits;
•	selected other integrated circuits;
•	custom power supplies; and
•	custom-tooled sheet metal.

Our principal limited-source components include:

•	flash memory;
•	DRAMs and SRAMs;
•	printed circuit boards;
•	CAMs;
•	connectors; and
•	timing circuits (crystals & clocks).

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

Our top ten suppliers accounted for a significant portion of our purchases during the quarter. Given the significant concentration of our supply chain, particularly with certain sole or limited source providers, any significant interruption by any of the key suppliers or a termination of a relationship could temporarily disrupt our operations.  Additionally, our operations are materially dependent upon the continued market acceptance and quality of these manufacturers’ products and their ability to continue to manufacture products that are competitive and that comply with laws relating to environmental and efficiency standards. Our inability to obtain products from one or more of these suppliers or a decline in market acceptance of these suppliers’ products could have a material adverse effect on our business, results of operations and financial condition.

Other than pursuant to an agreement with a key component supplier which includes pricing based on a minimum volume commitment, generally we do not have agreements fixing long-term prices or minimum volume requirements from suppliers. From time to time we have experienced shortages and allocations of certain components, resulting in delays in filling orders. Qualifying new suppliers to compensate for such shortages may be time-consuming and costly and may increase the likelihood of errors in design or production. In addition, during the development of our products, we have experienced delays in the prototyping of our chipsets, which in turn has led to delays in product introductions. Similar delays may occur in the future. Furthermore, the performance of the components as incorporated in our products may not meet the quality requirements of our customers.

Intense competition in the market for networking equipment could prevent us from increasing revenue and attaining profitability.

The market for network switching solutions is intensely competitive and dominated primarily by Brocade Communications Systems, Inc., Cisco Systems Inc., Dell, Hewlett-Packard Company, Huawei Technologies Co. Ltd. and Juniper Networks, Inc. Most of our competitors have longer operating histories, greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, they have larger distribution channels, stronger brand names, access to more customers, a larger installed customer base and a greater ability to make attractive offers to channel partners and customers than we do. Some of our customers may question whether we have the financial resources to complete their projects and future service commitments.

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

We have undertaken restructuring efforts in the past to streamline operations and reduce operating expenses. Our ability to achieve the anticipated cost savings and other benefits from our restructuring efforts within expected time frames is subject to many estimates and assumptions and may vary materially based on factors such as market conditions and the effect of our restructuring efforts on our work force. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. We cannot assure that we will fully realize the anticipated positive impacts to future financial results from our current or future restructuring efforts. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings expected from such restructurings, and our business and results of operations could be adversely affected.

Industry consolidation may lead to stronger competition and may harm our operating results.

There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. For example, some of our current and potential competitors for enterprise data center business have made acquisitions or announced new strategic alliances, designed to position them with the ability to provide end-to-end technology solutions for the enterprise data center. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, particularly in the service provider market, rapid consolidation will lead to fewer customers, with the effect that loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants.

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

We cannot guarantee that we will be able to anticipate future technological shifts, market needs and opportunities or be able to develop new products or product enhancements to meet such technological shifts, needs or opportunities in a timely manner or at all. For example, the move from traditional network infrastructures towards SDN has been receiving considerable attention. In our view, it will take several years to see the full impact of SDN, and we believe the successful products and solutions in this market will combine hardware and software elements together.  If we fail to anticipate market requirements or fail to develop and introduce new products or product enhancements to meet those needs in a timely manner, it could cause us to lose customers, and such failure could substantially decrease or delay market acceptance and sales of our present and future products, which would significantly harm our business, financial condition, and results of operations. Even if we are able to anticipate, develop and commercially introduce new products and enhancements, we cannot assure that new products or enhancements will achieve widespread market acceptance.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents, copyrights (including rights to “open source” software) and other intellectual property rights. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the issuance of new patents at a rapid pace, it is not possible to determine in advance if a product or component might infringe the patent rights of others. Because of the potential for courts awarding substantial damages, the lack of predictability of such awards and the high legal costs associated with the defense of such patent infringement matters that would be expended to prove lack of infringement, it is not uncommon for companies in our industry to settle even potentially unmeritorious claims for very substantial amounts. Furthermore, the entities with whom we have or could have disputes or discussions include entities with extensive patent portfolios and substantial financial assets. These entities are actively engaged in programs to generate substantial revenue from their patent portfolios and are seeking or may seek significant payments or royalties from us and others in our industry.

Litigation resulting from claims that we are infringing the proprietary rights of others has resulted and could in the future result in substantial costs and a diversion of resources, and could have a material adverse effect on our business, financial condition and results of operations. We previously received notices from entities alleging that we were infringing their patents and have been party to patent litigation in the past.

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

We have in the past, currently are and will likely in the future pursue or be subject to claims or lawsuits in the normal course of our business. In addition to the risks related to the intellectual property lawsuits described above, we are currently parties to other litigation as described in Note 8 to our Notes to Condensed Consolidated Financial Statements... Regardless of the result, litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a lawsuit in which we are a defendant could result in a court order against us or payments to other parties that would have an adverse affect on our business, results of operations or financial condition. Even if we are successful in prosecuting claims and lawsuits, we may not recover damages sufficient to cover our expenses incurred to manage, investigate and pursue the litigation. In addition, subject to certain limitations, we may be obligated to indemnify our current and former customers, suppliers, directors, officers and employees in certain lawsuits. We may not have adequate insurance coverage to cover all of our litigation costs and liabilities.

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

We primarily rely on our manufacturing partners: Alpha Networks, Inc. headquartered in Hsinchu, Taiwan; Senao Networks, Inc. headquartered in Taoyuan, Taiwan; Benchmark Electronics headquartered in Huntsville, Alabama; and select other partners to manufacture our products. We have experienced delays in product shipments from our manufacturing partners in the past, which in turn delayed product shipments to our customers. These or similar problems may arise in the future, such as delivery of products of inferior quality, delivery of insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results. In addition, any natural disaster or business interruption to our manufacturing partners could significantly disrupt our business. While we maintain strong relationships with our manufacturing partners, our agreements with these manufacturers are generally of limited duration and pricing, quality and volume commitments are negotiated on a recurring basis. The failure to maintain continuing agreements with our manufacturing partners could adversely affect our business. We intend to introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers.

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

We cannot assure that we will be able to successfully integrate employees into our company or to educate and train current and future employees in regard to rapidly evolving technologies and our product families. A failure to do so may hurt our revenue growth and operating results.

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

Our ability to successfully implement our business plan and comply with regulations requires an effective planning and management process. We need to continue improving our existing, and implement new, operational and financial systems, procedures and controls. We need to ensure that any businesses acquired, including the Zebra Acquisition, are appropriately integrated in our financial systems. Any delay in the implementation of, or disruption in the integration of acquired businesses, or delay and disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis, or to forecast future results.

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

In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the United States and other countries. If such disruptions result in delays or cancellations of customer orders for our products, our business and operating results will suffer.

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

While the full effects of the referendum will not be known for some time, the referendum could cause disruptions to, and create uncertainty surrounding, our business with customers in the United Kingdom. One of the most immediate effects of the referendum to date includes the currency exchange rate fluctuations that have resulted in the strengthening of the U.S. Dollar against the U.K. Pound Sterling. The weaker U.K. Pound Sterling means that revenues earned in U.K. Pounds Sterling translate to lower reported U.S. Dollar revenues. The weaker U.K. Pound Sterling also means that expenses incurred in U.K. Pounds Sterling translate to lower reported U.S. Dollar expenses. In addition, the continued strength and future increases in the value of the U.S. Dollar relative to the U.K. Pounds Sterling could make the sale of our products less competitive in the United Kingdom.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable

Item 3. Defaults Upon Senior Securities - Not applicable

Item 4. Mine Safety Disclosure - Not Applicable

Item 5. Other Information

Change in Control Plan

On November 1, 2016 the Company amended and restated the Company’s Executive Change in Control Severance Plan to provide that the accelerated vesting provisions under the amended and restated plan will only apply to awards which, at the time of acceleration, are subject to vesting based solely upon continued service.  Under the amended and restated plan, the vesting of equity awards is accelerated if the equity awards are not assumed, or substituted by, the acquirer or, if assumed or substituted for, the holder thereof experiences a termination of employment by the Company without cause or resigns for good reason within the twelve month period immediately following a change in control, in each case, as described in the amended and restated plan.  A copy of the amended and restated plan is filed as exhibit 10.5 to this Form 10-Q.

Item 6. Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith
2.1	Asset Purchase Agreement, dated as of September 13, 2016, by and between Extreme Networks, Inc. and Zebra Technologies Corporation.	8-K	9/15/2016	2.1

10.1*	Form of restricted stock unit award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.				X

10.2*	Form of performance based restricted stock unit award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.				X

10.3*	Form of option award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.				X
10.4

Amended and Restated Credit Agreement, dated as of October 28, 2016, by and among the Company, as borrower, the several banks and other financial institutions or entities party thereto as lenders, and Silicon Valley Bank, as administrative agent and collateral agent.

X

10.5*	Extreme Networks, Inc. Executive Change in Control Severance Plan Amended and Restated November 1, 2016.				X

10.6	Debt Commitment Letter, dated as of September 13, 2016, by and between Extreme Networks, Inc. and Silicon Valley Bank.	8-K	9/15/2016	10.1

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1	Section 906 Certification of Chief Executive Officer.				X

32.2	Section 906 Certification of Chief Financial Officer.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

*Indicates management compensatory contract, plan or arrangement.

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC. (Registrant)

/ S / B. DREW DAVIES
B. Drew Davies
Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

November 2, 2016