Form 10-Q
period 2016-12-31
EXTREME NETWORKS INC
filed 2017-02-02
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-25711

EXTREME NETWORKS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	77-0430270
[State or other jurisdiction of incorporation or organization]	[I.R.S Employer Identification No.]

6480 Via Del Oro, San Jose, California	95119
[Address of principal executive office]	[Zip Code]

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at January 26, 2017, was 108,170,914

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED December 31, 2016

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$103,786	$94,122
Accounts receivable, net of allowances of $2,451 at December 31, 2016 and $3,257 at June 30, 2016	117,819	81,419
Inventories	47,394	40,989
Prepaid expenses and other current assets	14,806	12,438
Total current assets	283,805	228,968
Property and equipment, net	30,599	29,580
Intangible assets, net	29,854	19,762
Goodwill	80,713	70,877
Other assets	25,026	25,236
Total assets	$449,997	$374,423
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,020	$17,628
Accounts payable	26,841	30,711
Accrued compensation and benefits	28,188	27,145
Accrued warranty	10,228	9,600
Deferred revenue, net	81,404	72,934
Deferred distributors revenue, net of cost of sales to distributors	41,333	26,817
Other accrued liabilities	39,885	26,691
Total current liabilities	237,899	211,526
Deferred revenue, less current portion	24,519	21,926
Long-term debt, less current portion	87,127	37,446
Deferred income taxes	5,615	4,693
Other long-term liabilities	9,017	8,635
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 108,051,089 shares issued and outstanding at December 31, 2016 and 104,942,665 shares issued and outstanding at June 30, 2016	108	105
Additional paid-in-capital	896,390	884,706
Dividend paid	-	-
Accumulated other comprehensive loss	(3,848)	(2,874)
Accumulated deficit	(806,830)	(791,740)
Total stockholders’ equity	85,820	90,197
Total liabilities and stockholders’ equity	$449,997	$374,423

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Net revenues:
Product	$109,789	$105,355	$199,920	$196,736
Service	38,322	33,950	70,833	67,150
Total net revenues	148,111	139,305	270,753	263,886
Cost of revenues:
Product	58,659	57,103	103,586	104,037
Service	14,098	11,927	26,567	24,456
Total cost of revenues	72,757	69,030	130,153	128,493
Gross profit:
Product	51,130	48,252	96,334	92,699
Service	24,224	22,023	44,266	42,694
Total gross profit	75,354	70,275	140,600	135,393
Operating expenses:
Research and development	24,013	20,716	42,312	40,984
Sales and marketing	41,109	37,058	78,065	73,120
General and administrative	9,397	9,775	17,684	18,951
Acquisition and integration costs	4,169	807	6,490	1,145
Restructuring and related charges, net of reversals	1,853	3,031	1,853	8,634
Amortization of intangibles	2,175	4,251	6,317	8,718
Total operating expenses	82,716	75,638	152,721	151,552
Operating loss	(7,362)	(5,363)	(12,121)	(16,159)
Interest income	81	29	138	56
Interest expense	(1,176)	(809)	(1,823)	(1,635)
Other income	1,025	112	802	1,079
Loss before income taxes	(7,432)	(6,031)	(13,004)	(16,659)
Provision for income taxes	1,179	1,203	2,086	2,101
Net loss	$(8,611)	$(7,234)	$(15,090)	$(18,760)
Basic and diluted net loss per share:
Net loss per share - basic	$(0.08)	$(0.07)	$(0.14)	$(0.18)
Net loss per share - diluted	$(0.08)	$(0.07)	$(0.14)	$(0.18)
Shares used in per share calculation - basic	107,425	102,369	106,690	101,677
Shares used in per share calculation - diluted	107,425	102,369	106,690	101,677

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Net loss:	$(8,611)	$(7,234)	$(15,090)	$(18,760)
Other comprehensive loss, net of tax:
Net change in foreign currency translation adjustments	(1,100)	(421)	(974)	(1,285)
Other comprehensive loss	(1,100)	(421)	(974)	(1,285)
Total comprehensive loss	$(9,711)	$(7,655)	$(16,064)	$(20,045)

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss	$(15,090)	$(18,760)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,832	5,366
Amortization of intangible assets	11,593	16,994
Provision for doubtful accounts and allowance for product returns	154	2,122
Stock-based compensation	6,856	8,616
Non-cash restructuring and related charges	1,718	3,220
Other non-cash charges	680	(275)
Changes in operating assets and liabilities, net
Accounts receivable	(18,737)	15,180
Inventories	6,004	1,413
Prepaid expenses and other assets	7,004	277
Accounts payable	(4,444)	(14,628)
Accrued compensation and benefits	(916)	3,800
Deferred revenue	(2,469)	(2,729)
Deferred distributor revenue, net of cost of sales to distributors	14,516	(6,874)
Other current and long term liabilities	7,587	245
Net cash provided by operating activities	19,288	13,967
Cash flows from investing activities:
Capital expenditures	(4,662)	(1,409)
Acquisition	(51,088)	—
Net cash used in investing activities	(55,750)	(1,409)
Cash flows from financing activities:
Borrowings under Revolving Facility	—	15,000
Borrowings under Term Loan	48,250	—
Loan fees on borrowings	(1,327)	—
Repayment of debt	(5,513)	(19,875)
Proceeds from issuance of common stock	4,831	2,330
Net cash provided by (used in) financing activities	46,241	(2,545)
Foreign currency effect on cash	(115)	(373)
Net increase in cash and cash equivalents	9,664	9,640

Cash and cash equivalents at beginning of period	94,122	76,225
Cash and cash equivalents at end of period	$103,786	$85,865

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at December 31, 2016  The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for fiscal 2017 or any future periods.

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

Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but are not limited to, the accounting for the allowances for doubtful accounts and sales returns, determining the fair value of acquired assets and assumed liabilities, estimated selling prices, inventory valuation and purchase commitments, depreciation and amortization, impairment of long-lived assets including goodwill, warranty accruals, restructuring liabilities, measurement of share-based compensation costs and income taxes. Actual results could differ from these estimates.

2. Business Combinations

On October 28, 2016 (the “Acquisition Date”), the Company completed the acquisition of Zebra Technologies Corporation’s (“Zebra”) wireless LAN assets (the “WLAN Business”).  Under the terms of the purchase agreement, the Company acquired customers, employees, technology and other assets as well as assumed certain contracts and other liabilities of the WLAN Business, for cash consideration of $51.1 million.  The purchase price consideration is provisional as it is still pending finalization of post close adjustments as defined in the purchase agreement.  All accounts noted above are “preliminary” to the table below as all accounts are open.

The acquisition has been accounted for using the acquisition method of accounting.  The provisional purchase price has been allocated on a preliminary basis to tangible and intangible assets acquired and liabilities assumed.  The final purchase price allocation is pending the finalization of valuations, which may result in an adjustment to the preliminary purchase price allocation. Also, additional information which existed as of the acquisition date, but was unknown to the Company at that time, may become known to the Company during the remainder of the measurement period (up to one year from the acquisition date), and may result in a change in the purchase price allocation.  While management believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill.

The following table below summarizes the allocation as of December 31, 2016 of the tangible and identifiable intangible assets acquired and liabilities assumed:

December 31, 2016
Receivables	$17,818
Inventory	12,408
Other current assets	808
Property and equipment	1,780
Identifiable intangible assets	20,500
In-process research and development	1,600
Other assets	7,634
Goodwill	9,836
Current liabilities	(7,763)
Deferred revenue	(13,533)
Total purchase price allocation	$51,088

The estimated purchase price has been allocated based on the preliminary estimates of the fair value of assets acquired and liabilities assumed as of the acquisition date. The fair value of working capital related items, such as accounts receivable, other current assets and accrued liabilities, approximated their book values at the date of acquisition. Inventories were valued at fair value using the net realizable value approach.   The fair value of property and equipment was determined using a cost approach. Valuations of the intangible assets were valued using income approaches based on projections provided by management, which we consider to be Level 3 inputs. The Company also continues to analyze the tax implications of the acquisition of these Assets which may ultimately impact the overall level of goodwill associated with the acquisition.

The following table presents details of the identifiable intangible assets acquired as part of the acquisition (in thousands):

Intangible Assets	Estimated Useful Life (in years)	Amount
Developed technology	6	$14,500
Customer relationships	4	3,400
Trademarks	5	2,600
Total identifiable intangible assets		$20,500

The amortization for the developed technology is recorded in “Cost of revenues” for product and the amortization for the remaining intangibles is recorded in “Amortization of intangibles” on the condensed consolidated statement of operations.  The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of the WLAN Business.  The Company anticipates both the goodwill and intangible assets to be fully deductible for tax purposes.

The Company also has an indefinite lived asset of $1.6 million which represents the fair value of in-process research and development activities.  Once the related research and development efforts are completed, the Company will determine whether the asset will continue to be an indefinite lived asset or is become a finite lived asset and apply the appropriate accounting accordingly.

The results of operations of the WLAN Business are included in the consolidated results of operations beginning October 28, 2016.  The Company incurred $6.5 million acquisition-related expenses of which $4.2 million was incurred in the three months ended December 31, 2016.  Such acquisition-related costs are included in "Acquisition and integration costs" on the condensed consolidated statement of operations.  The costs, which the Company expensed as incurred, consist primarily of professional fees to financial and legal advisors and IT consultants and companies.

Pro forma financial information

The following unaudited pro forma results of operations are presented as though the acquisition of the WLAN Business had occurred as of the beginning of the earliest period presented after giving effect to purchase accounting adjustments relating to inventories, deferred revenue, depreciation and amortization on acquired property and equipment and intangibles, interest income and expense and related tax effects. The pro forma results of operations do not reflect the impact of non-recurring charges that have resulted from or in connection with the acquisition including acquisition and integration expenses incurred in connection with the acquisition.

The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the acquisition been consummated as of the earliest period presented, nor are they necessarily indicative of future operating results. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the unaudited pro forma results.

The unaudited pro forma financial information for the three months ended December 31, 2016 combines the results of Extreme for the three months ended December 31, 2016, which include the results of the WLAN Business subsequent to the acquisition date, and the historical results of the WLAN Business for the month ended October 28, 2016.

The unaudited pro forma financial information for the six months ended December 31, 2016 combines the results for Extreme for the six months ended December 31, 2016, which include the results of the WLAN Business subsequent to the acquisition date, and the historical results of the WLAN Business for the three months ended September 30, 2016 and the month ended October 28, 2016.

The unaudited pro forma financial information for the three and six months ended December 31, 2015 combines the historical results for Extreme for those periods, with the historical results of the WLAN Business for the three and six months ended December 31, 2015.

The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Net revenues	$158,929	$174,679	$314,025	$330,665
Net income (loss)	$3,920	$(12,006)	$(4,786)	$(41,509)
Net earnings (loss) per share - basic	$0.04	$(0.12)	$(0.04)	$(0.41)
Net earnings (loss) per share - diluted	$0.04	$(0.12)	$(0.04)	$(0.41)
Shares used in per share calculation - basic	107,425	102,369	106,690	101,677
Shares used in per share calculation - diluted	110,152	102,369	106,690	101,677

3.	Summary of Significant Accounting Policies

For a description of significant accounting policies, see Note 3, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016. Except for the following policy, there have been no material changes to the Company's significant accounting policies since the filing of the Annual Report on Form 10-K.

Business Combinations

The Company applies the acquisition method of accounting for business combinations. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the completion of the transaction. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, intangibles and other asset lives, among other items.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. As a result, the Company may have been required to value the acquired assets at fair value measures that do not reflect its intended use of those assets. Use of different estimates and judgments could yield different results. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill.  Although the Company believes the assumptions and estimates it has made are reasonable and appropriate, they are based in part on historical experience and information that may be obtained from the management of the acquired company and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.  As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company's consolidated statements of operations.

4.	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (“ASU 2016-09”) which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows.  The Company early adopted this standard beginning with its fiscal year 2017. The impact of the adoption had the following impacts:

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

In connection with the Company’s adoption of ASU 2015-03 in fiscal 2017, all debt issuance costs have been presented, with the exception of those related to the revolving credit facility, as a reduction of the carrying amount of the related debt liability.  The previously reported balances in the Company’s June 30, 2016 Form 10-K for debt issuance costs listed in “Other assets” have been reclassified to “Current portion of long-term debt” in the amount of $0.2 million and “Long-term debt, less current portion” in the amount of $0.2 million to conform to the December 31, 2016 presentation.

5.	Balance Sheet Accounts

Cash and Cash Equivalents

The following is a summary of cash and cash equivalents (in thousands):

	December 31, 2016	June 30, 2016
Cash	$99,506	$89,847
Cash equivalents	4,280	4,275

Total cash and cash equivalents	$103,786	$94,122

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Investments with original maturities of greater than three months, but less than one year at the balance sheet date are classified as short-term investments.

Inventory Valuation

The Company’s inventory balances as of December 31, 2016 and June 30, 2016 were $47.4 million and $41.0 million, respectively. The Company values its inventory at lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company has established inventory allowances primarily determined by the age of inventory or when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Any written down or obsolete inventory subsequently sold has not had a material impact on gross margin for any of the periods disclosed.

Inventory consists of the following (in thousands):

	December 31, 2016	June 30, 2016
Finished goods	$45,679	$38,751
Raw materials	1,715	2,238
Total Inventory	$47,394	$40,989

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	December 31, 2016	June 30, 2016
Computer equipment	$35,547	$34,657
Purchased software	10,013	5,574
Office equipment, furniture and fixtures	10,302	10,385
Leasehold improvements	21,601	19,342
Total property and equipment	77,463	69,958
Less: accumulated depreciation and amortization	(46,864)	(40,378)
Property and equipment, net	$30,599	$29,580

Intangibles

The following tables summarize the components of gross and net intangible asset balances (dollars in thousands):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
December 31, 2016
Developed technology	5.69 years	$55,500	$41,165	$14,335
Customer relationships	3.84 years	40,400	37,142	3,258
Maintenance contracts	1.84 years	17,000	10,767	6,233
Trademarks	4.84 years	5,100	2,586	2,514
License agreements	6.80 years	2,445	984	1,461
Other intangibles	3.20 years	1,382	929	453
Total intangibles, net with finite lives		121,827	93,573	28,254
In-process research and development, with indefinite life		1,600	-	1,600
Total intangibles, net		$123,427	$93,573	$29,854

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2016
Developed technology	0.30 years	$48,000	$43,028	$4,972
Customer relationships	0.30 years	37,000	32,889	4,111
Maintenance contracts	2.30 years	17,000	9,067	7,933
Trademarks	0.30 years	2,500	2,222	278
License agreements	9.70 years	3,413	1,473	1,940
Other intangibles	3.70 years	1,428	900	528
Total intangibles, net		$109,341	$89,579	$19,762

The amortization expense of intangibles for the periods presented is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Amortization in "Cost of revenues: Product"	$1,720	$3,852	$5,276	$8,276
Amortization of intangibles	2,175	4,251	6,317	8,718
Total amortization	$3,895	$8,103	$11,593	$16,994

The amortization expense that is recognized in “Cost of revenues: Product” is comprised of amortization for developed technology, license agreements and other intangibles.

Goodwill

The following table summarizes goodwill for the periods presented (in thousands):

	December 31, 2016	June 30, 2016
Balance at beginning of period	$70,877	$70,877
Additions during period	9,836	—
Balance at end of period	$80,713	$70,877

During the three months ended December 31, 2016, the Company completed the acquisition of certain assets and liabilities from Zebra resulting in an additional $9.8 million of goodwill.  See Note 2 for additional information related to the acquisition.

Deferred Revenue, Net

Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenue when the revenue recognition criteria have not been met.

The following table summarizes deferred revenue, net (in thousands):

	December 31, 2016	June 30, 2016
Deferred maintenance	$84,595	$83,419
Deferred maintenance assumed due to acquisition	13,533	-
Deferred product and other revenue	7,795	11,441
Total deferred revenue, net	105,923	94,860
Less: current portion	81,404	72,934
Non-current deferred revenue, net	$24,519	$21,926

The Company offers for sale to its customers, renewable support arrangements that range from one to five years. Deferred support revenue is included within deferred revenue, net within the services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Balance beginning of period	$84,334	$85,255	$83,419	$87,441
Deferred maintenance assumed due to acquisition	13,533	-	13,533	-
New maintenance arrangements	33,765	29,773	62,510	56,819
Recognition of maintenance revenue	(33,504)	(30,322)	(61,334)	(59,554)
Balance end of period	98,128	84,706	98,128	84,706
Less: current portion	73,609	63,201	73,609	63,201
Non-current deferred revenue	$24,519	$21,505	$24,519	$21,505

Deferred Distributors Revenue, Net of Cost of Sales to Distributors

The Company records revenue from its stocking distributors on a sell-through basis, recording deferred revenue and deferred cost of sales associated with all sales transactions to these distributors in “Deferred distributors revenue, net of cost of sales to distributors” in the liability section of its condensed consolidated balance sheets. The amount shown as “Deferred distributors’ revenue, net of cost of sales to distributors” represents the deferred gross profit on sales to distributors based on contractual pricing.

The following table summarizes deferred distributors revenue, net of cost of sales to distributors (in thousands):

	December 31, 2016	June 30, 2016
Deferred distributors revenue	$54,471	$35,138
Deferred cost of sales to distributors	(13,138)	(8,321)
Deferred distributors revenue, net of cost of sales to distributors	$41,333	$26,817

Debt

The Company’s debt is comprised of the following (in thousands):

	December 31, 2016	June 30, 2016
Current portion of long-term debt:
Term Loan	$10,020	$17,628
Current portion of long-term debt	$10,020	$17,628

Long-term debt, less current portion:
Term Loan	$77,127	$27,446
Revolving Facility	10,000	10,000
Total long-term debt, less current portion	87,127	37,446
Total debt	$97,147	$55,074

During the three months ended December 31, 2016, the Company entered into an Amended and Restated Credit Agreement (the “Credit Facility, as amended”) with Silicon Valley Bank, JPMorgan Chase Bank, N.A., Bank of America, N.A., Cadence Bank, N.A., and Comerica Bank (collectively, the “Lenders”).  The Credit Facility, as amended provides for a five-year $90.5 million term loan (“Term Loan”) and a five-year $50.0 million revolving credit facility (“Revolver”), which includes a $5.0 million swing line loan sub facility and a $10.0 million letter of credit sub facility.  The Credit Facility, as amended among other things, amends and restates the Company’s existing credit facility.  The Credit Facility, as amended is collateralized by substantially all of the assets of the Company.

Borrowings under the Term Loan bear interest, at our option, at a rate equal to either the LIBOR rate (subject to a 0.0% LIBOR floor), plus an applicable margin (currently 3.25% per annum based on a stated consolidated leverage ratio) or the adjusted base rate, plus an applicable margin (currently 1.25% per annum based on our consolidated leverage ratio).  Borrowings under the Revolver bear interest, at the Company’s option, at a rate equal to either the LIBOR rate (subject to a 0.0% LIBOR floor), plus an applicable margin (currently 3.25% per annum based on a stated consolidated leverage ratio) or the adjusted base rate, plus an applicable margin (currently 1.25% per annum based on a stated consolidated leverage ratio).  The Revolver has a commitment fee payable on the undrawn amount ranging from 0.375% to 0.50% per annum based upon a stated consolidated leverage ratio.

The Company had $23.7 million of availability under the Revolver as of December 31, 2016.  The Company had $0.9 million of outstanding letters of credit under the Revolver as of December 31, 2016.

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

Upon issuance of a standard product warranty, the Company discloses and recognizes a liability for the obligations it assumes under the product warranty. The following table summarizes the activity related to the Company’s product warranty liability during the three months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Balance beginning of period	$8,620	$9,244	$9,600	$8,676
Warranties assumed due to acquisition	2,034	-	2,034	-
New warranties issued	1,176	2,956	2,104	5,520
Warranty expenditures	(1,602)	(1,785)	(3,510)	(3,781)
Balance end of period	$10,228	$10,415	$10,228	$10,415

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

Advertising

Cooperative advertising expenses are recorded as marketing expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Cooperative advertising obligations with customers are accrued and the costs expensed at the time the related revenue is recognized. If the Company does not meet the criteria for recognizing such cooperative advertising obligations as marketing expense, the costs are recorded as a reduction of revenue. All other advertising costs are expensed as incurred.  Advertising expenses for three and six months ended December 31, 2016 and 2015, were immaterial.

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth major customers accounting for 10% or more of our net revenue:

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Tech Data Corporation	16%	19%	16%	16%
Jenne	14%	12%	15%	11%
Westcon Group Inc.	13%	14%	12%	15%
Avnet	*	*	11%	*

*	Less than 10% of net revenue

     The following customers account for more than 10% of our accounts receivable outstanding as of December 31, 2016, Westcon Group Inc. 17% and Tech Data Corporation 11%.

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

The Company did not hold any financial liabilities that required measurement at fair value on a recurring basis. The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets
Investments:
Money market funds	$4,280	$—	$—	$4,280
Liabilities
Derivative Instruments:
Foreign currency contracts		(43)		$(43)
Total	$4,280	$(43)	$-	$4,237

June 30, 2016	Level 1	Level 2	Level 3	Total
Assets
Investments:
Money market funds	$4,275	$—	$—	$4,275
Total	$4,275	$—	$—	$4,275

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

The fair value of the borrowings under the Credit Facility, as amended is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Due to the short duration until maturity of the credit facility, the fair value approximates the carrying amount of the Company’s indebtedness of $98.2 million and $55.5 million as of December 31, 2016 and June 30, 2016, respectively.

Level 3 investments: The Company does not hold any level 3 investments.

Certain of the Company's assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated. There were no impairments recorded for the three and six months ended December 31, 2016 or 2015.

7.Share-based Compensation

Shares reserved for issuance

The Company had reserved for issuance for the periods noted (in thousands):

	December 31, 2016	June 30, 2016
2014 Employee Stock Purchase Plan	8,897	10,001
Employee stock options and awards outstanding	10,450	10,609
2013 Employee Plan shares available for grant	1,553	5,401
Total shares reserved for issuance	20,900	26,011

Share-based compensation expense recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Cost of product revenue	$122	$277	$190	$572
Cost of service revenue	186	277	418	644
Research and development	906	1,165	1,968	2,795
Sales and marketing	1,180	1,291	2,321	2,719
General and administrative	987	935	1,959	1,886
Total share-based compensation expense	$3,381	$3,945	$6,856	$8,616

During the three months ended December 31, 2016 and 2015, the Company did not capitalize any share-based compensation expense in inventory, as the amounts were immaterial.

Stock Awards

Stock awards may be granted under the 2013 Equity Incentive Plan (the “2013 Plan”) on terms approved by the Compensation Committee of the Board of Directors. Stock awards generally provide for the issuance of restricted stock units (including performance or market-based restricted stock units) which vest over a fixed period of time or based upon the satisfaction of certain performance criteria.  The Company uses the straight-line method for expense attribution, and beginning with fiscal 2017, the Company does not estimate forfeitures, but accounts for them as incurred.

The following table summarizes stock award activity for the six months ended December 31, 2016  (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Market Value
Non-vested stock awards outstanding at June 30, 2016	4,224	$3.36
Granted	3,148	3.90
Vested	(1,164)	4.25
Cancelled	(326)	2.88
Non-vested stock awards outstanding at December 31, 2016	5,882	$3.49	$29,587

The following table summarizes stock option activity for the six months ended December 31, 2016 (in thousands, except per share and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2016	6,385	$4.10	3.70	$1,416
Granted	-	-
Exercised	(944)	3.43
Cancelled	(873)	4.56
Options outstanding at December 31, 2016	4,568	$4.15	3.79	$4,742
Exercisable at December 31, 2016	3,419	$4.49	3.36	$2,490
Vested and expected to vest at December 31, 2016	4,568	$4.15	3.79	$4,742

There were 4,800 stock options granted during the three and six months ended December 31, 2015.

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

On August 1, 2016, the Compensation Committee of the Company approved the grant of 680,000 awards of restricted stock units to the Company’s Executive Officers, with a grant date of August 15, 2016. Fifty percent (50%) of the restricted stock units granted were in the form of PSUs and fifty percent (50%) of the restricted stock units granted were in the form of service-based restricted stock units (“RSUs”).  The RSUs vest from the original grant date as to one-third (1/3) on the one year anniversary and one-twelfth (1/12) each quarter thereafter, subject to continued service to the Company  The PSUs vest once the Company's stock price equals or exceeds $5.00 per share for 30 consecutive trading days after January 1, 2017 ("Performance Threshold"). Once the Performance Threshold is satisfied the PSUs shall vest with respect to the number of RSUs that have vested as of the date the Performance Threshold is satisfied and thereafter shall vest on the same schedule as the RSUs, subject to continued service to the Company. If the Performance Threshold is not met by the third anniversary of the grant date the award is terminated for no consideration.  In addition, the Performance Threshold shall be deemed satisfied upon the closing of a Change in Control (within the meaning of the Company’s 2013 Equity Incentive Plan) in the event the per share consideration received by the Company’s stockholders equals or exceeds $5.00 per share.

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

There were no shares granted under the Company’s 2014 Employee Stock Purchase Plan (“ESPP”) during the three months ended December 31, 2016 and 2015.

	Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2015	December 31, 2015	December 31, 2016	December 31, 2015
Expected life	4.0 years	4.0 years	1.21 years	1.25 years
Risk-free interest rate	1.78%	1.78%	0.33%	0.29%
Volatility	52%	52%	58%	58%
Dividend yield	—%	—%	—%	—%

8.	Restructuring Charges

As of December 31, 2016, restructuring liabilities were $3.8 million and consisted of obligations for estimated future obligations for non-cancelable lease payments for excess facilities.   With the acquisition of certain assets and liabilities from Zebra, the Company assumed a facility lease located at 6480 Via del Oro, San Jose CA.  The Company will consolidate its existing workforce with employees assumed from Zebra in the Via del Oro site.  The Company expects to cease use of the remaining 34,905 sf of the Rio Robles site by January 31, 2017.   Because the Company expects to cease use of the Rio Robles facility by January 31, 2017, and will abandon all leasehold improvements, it will accelerate the amortization of the remaining leasehold improvements balance for this site over the shortened service period such that the net book value of the lease hold improvements on the cease-use date will be zero.  The Company recorded accelerated amortization expense in the three month period ended December 31, 2016 of $1.7 million and it is reflected in "Restructuring and related charges, net of reversals" in the condensed consolidated statements of operations.

Previous restructuring charges included obligations for estimated future obligations for non-cancelable lease payments, offset for future sub-leasing income.  The Company has estimated future sub-lease income based on its existing leases agreement, as well the real estate market conditions at the respective locations.  The Company also factored into its estimate the time for a sub-lease tenant to enter into an agreement and complete any improvements.  The Company evaluates estimated sub-lease income on a regular basis and adjust the accrual as necessary if and when facts should change.  In the three months ended December 31, 2016 the Company recorded a charge of $0.1 million to adjust its estimated future sub-lease income for its exited facilities. This charge is reflected in "Restructuring and related charges, net of reversals" in the condensed consolidated statements of operations.

 Fiscal 2016 Restructuring

During the first quarter fiscal of 2016, the Company recorded restructuring charges of $5.6 million including $5.4 million for excess facility charges and adjustments to service benefits of $0.2 million.  Excess facilities charges included $4.1 million of accrued lease costs pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities and accelerated depreciation of leasehold improvements in the amount of $1.3 million. This charge is reflected in "Restructuring and related charges, net of reversals" in the condensed consolidated statements of operations.

During the second quarter fiscal of 2016, the Company incurred restructuring charges of $3.0 million including $2.9 million in excess facilities charges related to amending its lease in North Carolina, thereby reducing it floor space by 36%, and adjustments to severance benefits of $0.2 million. Excess facilities charges included accelerated depreciation of leasehold improvements in the amount of $1.9 million and contract termination charges and professional fees of $1.0 million. This charge is reflected in "Restructuring and related charges, net of reversals" in the condensed consolidated statements of operations

Restructuring and related liabilities consist of (in thousands):

	Excess Facilities	Other	Total
Balance as of June 30, 2016	4,644	—	4,644
Period charges	135	1,718	1,853
Non cash charges	—	(1,718)	(1,718)
Period payments	(956)	—	(956)
Balance as of December 31, 2016	$3,823	$—	$3,823
Less: current portion included in Other accrued liabilities			1,481
Restructuring accrual included in Other long-term liabilities			$2,342

9.	Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufactures to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the Company’s forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of December 31, 2016, the Company had non-cancelable commitments to purchase $93.6 million of such inventory.  As of December 31, 2016 the Company had non-cancelable software and maintenance support commitments to purchase $24.2 of software and support services.

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

Brazilian Tax Assessment Matters

Certain Brazilian tax authorities have made tax assessments against our Brazilian subsidiary, Enterasys Networks do Brazil Ltda., based on an alleged underpayment of taxes.  The tax authorities are also seeking interest and penalties with respect to such claims (collectively, the “ICMS Tax Assessments”).  The State of Sao Paolo, Brazil denied Enterasys Networks do Brazil Ltda. the use of certain tax credits granted by the State of Espirito Santo, Brazil under the terms of the FUNDAP program for the tax years of 2002 through 2009. The Company’s application to resolve the ICMS Tax Assessments at the administrative level of the Sao Paolo Tax Department under the amnesty relief program (Reference No 3.056.963-1) was denied in March, 2014, by the Sao Paolo Tax Administration.  All currency conversions in this Legal Proceedings section are as of December 31, 2016.  The value of the ICMS tax credits that were disallowed by the Sao Paolo Tax Administration is BRL 3.4 million (US $1.0 million), plus interest and penalties BRL 17.7 million (US $5.4 million).  Possible court fees are estimated to be BRL 4.2 million (US $1.3 million).  On January 10, 2014, the Company filed a lawsuit to overturn or reduce the ICMS Assessments, which lawsuit remains on-going. As part of this lawsuit, the Company made a request for a stay of execution, so that no tax foreclosure can be filed until a final ruling is made and no guarantee needs to be presented.  On or about October 6, 2014, the preliminary injunction was granted with regard to the stay of execution, and in response to an appeal on the guarantee requirement, the appellate court further ruled on or about January 28, 2015 that no cash deposit (or guarantee) need be made by the Company.

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

Based on the currently available information, the Company believes the ultimate outcome of the above audits and assessments will not have a material adverse effect on the Company's financial position or overall results of operations. The Company believes that the ICMS Tax Assessments against our Brazilian subsidiary are without merit and the Company is defending the claims vigorously. While the Company believes there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserted, it is unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and estimate the potential tax liability related to the ICMS Tax Assessments, if any, may be up to BRL 25.3 million (US $7.8 million).  The Company does not expect a final judicial determination for several years.  The Company believes BRL 9.4 million (US $2.9 million) is the best estimate within the range and has recorded an accrual as of the Acquisition Date of Enterasys Networks as such matter relates to the period before the acquisition.

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

In re Extreme Networks, Inc. Securities Litigation

On October 23 and 29, 2015, complaints were filed for violations of securities laws in the U.S. District Court for the Northern District of California against the Company and three of its former officers (Charles W. Berger, Kenneth B. Arola, and John T. Kurtzweil).  Subsequently, the cases were consolidated.  Plaintiffs allege that defendants violated the securities laws by disseminating materially false and misleading statements and concealing material adverse facts regarding Extreme Networks' current financial condition and growth prospects. Plaintiffs seek damages of an unspecified amount on behalf of a class of investors who purchased the Company's common stock from September 12, 2013 through April 9, 2015.  On June 28, 2016, the court appointed a lead plaintiff.  On September 26, 2016, lead plaintiff filed a consolidated complaint. On November 10, 2016 defendants filed a motion to dismiss.  The motion is scheduled to be heard, after completion of the briefing, on February 9, 2017.   The Company believes the claims are without merit and intends to vigorously defend the claims.

On February 18, 2016, a shareholder derivative case was filed in the Superior Court of California, Santa Clara County, Shaffer v. Kispert et al., No. 16 CV 291726.  The complaint names current and former officers and members of the Board of Directors as defendants and seeks recovery on behalf of the Company based on substantially the same allegations as the securities class action litigation described above.  The parties have agreed to stay the case pending further activities in the securities class action litigation, and the court signed a stipulation to that effect.

Dunti Network Technologies, LLC v Extreme Networks, Inc. Patent Infringement Suit

On September 22, 2016, the Company was served with a patent infringement complaint by Dunti Network Technologies, LLC in the U.S. District Court for the Eastern District of Texas.  The case is Dunti Network Technologies, LLC v. Extreme Networks, Inc., No. 2:16-cv-01034.  The complaint asserts infringement of U.S. Patent Nos. 6,587,462, 6,788,701, 6,804,235, 6,643,286, and 7,778,259.  The complaint asserts that the Company infringes based on its manufacture, use, sale, and/or offer for sale of the Company’s BlackDiamond-X, Summit X670, and Summit X770 series switches.  Dunti sought damages of an unspecified amount.  Dunti moved to dismiss the case and the case against the Company was dismissed by the court as of December 27, 2016.

Indemnification Obligations

Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and Delaware law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals' reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of these claims. The cost to defend the Company and the named individuals could have a material adverse effect on its consolidated financial position, results of operations and cash flows in the future. Recovery of such costs under its director and officers’ insurance coverage is uncertain. As of December 31, 2016, the Company had no outstanding indemnification claims.

10.	Income Taxes

For the three months ended December 31, 2016 and 2015, the Company recorded an income tax provision of $1.2 million and $1.2  million, respectively.    For the six months ended December 31, 2016 and 2015, the Company recorded an income tax provision of $2.1 million and $2.1 million, respectively.

The income tax provisions for the three months ended December 31, 2016 and 2015, consisted primarily of taxes on the income of the Company’s foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc. and the WLAN Business of Zebra. The income tax provisions for both fiscal years were calculated based on the actual results of operations for the three months ended December 31, 2016 and 2015, and therefore may not reflect the annual effective tax rate.

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

The acquisition of Enterasys included a U.S. parent company as well as its wholly-owned domestic and foreign subsidiaries. The Company elected to treat this stock acquisition as an asset purchase by filing the required election forms under IRC Sec 338(h)(10).  The Company has estimated the value of the intangible assets from this transaction and is amortizing the amount over 15 years for tax purposes.  During the three months ended December 31, 2016 and 2015, the Company deducted $1.1 million of tax amortization expense for each period related to capitalized goodwill. As of December 31, 2016, the Company recorded a deferred tax liability of $5.3 million related to this amortization which is not considered a future source of taxable income in evaluating the need for a valuation allowance against its deferred tax assets.

The Company had $19.0 million of unrecognized tax benefits as of December 31, 2016.  The future impact of the unrecognized tax benefit of $18.9 million, if recognized, would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. The Company does not anticipate any events to occur during the next twelve months that would reduce the unrealized tax benefit as currently stated in the Company’s balance sheet.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Net loss	$(8,611)	$(7,234)	$(15,090)	$(18,760)
Weighted-average shares used in per share calculation - basic and diluted	107,425	102,369	106,690	101,677
Net loss per share - basic and diluted	$(0.08)	$(0.07)	$(0.14)	$(0.18)

The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Options to purchase common stock	2,301	5,280	2,762	5,608
Restricted stock units	28	138	79	77
Employee Stock Purchase Plan shares	330	449	330	449
Total shares excluded	2,659	5,867	3,171	6,134

12.Foreign Exchange Forward Contracts

The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The Company records all derivatives on the balance sheet as "Other accrued liabilities" at fair value. Changes in the fair value of derivatives are recognized in earnings as "Other Income". The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by foreign currency transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges.

At December 31, 2016, forward foreign currency contracts had a notional principal amount of $4.8 million and an immaterial unrealized loss. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. At December 31, 2015, the Company did not have any derivative instruments outstanding.

Foreign currency transactions gains and losses from operations was gain of $1.1 million and $0.2 million for the three months ended December 31, 2016 and 2015, respectively.   Foreign currency transactions gains and losses from operations was gain of $0.8 million and $1.3 million for the six months ended December 31, 2016 and 2015, respectively.

13.	Disclosure about Segments of an Enterprise and Geographic Areas

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

The Company attributes revenues to geographic regions primarily based on the customer's ship-to location. Information regarding geographic areas is as follows (in thousands):

	Three Months Ended		Six Months Ended
Net Revenues:	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Americas:
United States	$69,193	$58,749	$123,051	$115,093
Other	9,985	7,743	18,170	13,585
Total Americas	79,178	66,492	141,221	128,678
EMEA:
Germany	19,277	17,818	43,864	32,356
Other	37,406	42,284	63,468	78,772
Total EMEA	56,683	60,102	107,332	111,128
APAC:	12,250	12,711	22,200	24,080
Total net revenues	$148,111	$139,305	$270,753	$263,886

Long Lived Assets:	December 31, 2016	June 30, 2016
Americas	$75,156	$58,277
EMEA	7,833	14,234
APAC	2,490	2,493
Total long lived assets	$85,479	$75,004

14.Subsequent Events

On January 5, 2017, Extreme Networks, Inc. (the "Company") approved and on January 6, 2017 began executing a reduction-in-force plan (the ”Plan”) to re-align the Company’s resources as a result of the Company’s purchase of the wireless LAN business of Zebra Technologies Corporation. The Company expects to incur charges of approximately $6.5 million and affected employees worldwide and all functional areas. Upon completion of the Plan, the potential savings is expected to yield annualized savings of approximately $8.0 million. The costs associated with this Plan are primarily employee severance and benefits expenses.  The amount and timing of the actual charges may vary due to required consultation activities with certain employees as well as compliance with statutory severance requirements in local jurisdictions.

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

Business Overview

We believe that understanding the following key developments is helpful to an understanding of our operating results for the fiscal quarter ended December 31, 2016.

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

•

Vendor Consolidation. We believe consolidation of vendors within the Ethernet networking market and between adjacent markets (storage, security, wireless & voice software and applications) continues to gain momentum. In 2015, the Hewlett-Packard Company (“HP”) acquired Aruba, the Dell, Inc. acquisition of EMC closed in September 2016 and Brocade Communication Systems acquired Ruckus in May 2016.  We believe these acquisitions reflect a realization that customers want end-to-end, integrated networking solutions.  Extreme identified this trend in 2013 and sought to address the issue with its acquisition of Enterasys in 2013. During October 2016, Extreme has continued this activity with the acquisition of the WLAN Business from Zebra.  With these acquisitions Extreme has rationalized the roadmap and provided an upgrade path for customers.

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

Acquisition

On October 28, 2016, we closed the purchase of the wireless LAN business (the “WLAN Business”) of Zebra Technologies Corporation, (“Zebra”), pursuant to an Asset Purchase Agreement (the “Purchase Agreement”).  Under the terms of the Purchase Agreement, we acquired customers, employees, technology and other assets, as well as assumed certain contracts and other liabilities of the WLAN Business, for a cash purchase price of $51.1 million, subject to certain adjustments related to net working capital and deferred revenue on October 28, 2016 (the “Closing”).

We are accounting for the acquisition of the WLAN Business using the acquisition method whereby the acquired assets and liabilities of the WLAN Business will be recorded at their respective fair values and added to those of ours including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.  Results of operations of the WLAN Business are included in our operations beginning with the Closing.

During the three and six months ended December 31, 2016, we recognized acquisition costs of $1.7 million and $1.8 million, respectively, which is included in “Acquisition and integration costs” in the accompanying condensed consolidated statements of operations.

Results of Operations

During the second quarter of fiscal 2017, we achieved the following results:

•	Net revenues of $148.1 million compared to $139.3 million in the second quarter of fiscal 2016.
•	Product revenues of $109.8 million compared to $105.4 million in the second quarter of fiscal 2016.
•	Service revenues of $38.3 million compared to $34.0 million in the second quarter of fiscal 2016.
•	Total gross margin of 50.9% of net revenues compared to 50.4% of net revenues in the second quarter of fiscal 2016.
•	Operating loss of $7.4 million compared to $5.4 million in the second quarter of fiscal 2016.
•	Net loss of $8.6 million compared to a net loss of $7.2 million in the second quarter of fiscal 2016.
•	Cash flow provided by operating activities of $19.3 million in the six months ended December 31, 2016 compared to $14.0 million in the six months ended December 31, 2015.
•	Cash and cash equivalents of $103.8 million as of December 31, 2016 compared to $85.9 million as of December 31, 2015.

Net Revenues

The following table presents net product and service revenue for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2016	December 31, 2015	$ Change	% Change	December 31, 2016	December 31, 2015	$ Change	% Change
Net Revenues:
Product	$109,789	$105,355	$4,434	4.2%	$199,920	$196,736	$3,184	1.6%
Percentage of net revenue	74.1%	75.6%			73.8%	74.6%
Service	38,322	33,950	4,372	12.9%	70,833	67,150	3,683	5.5%
Percentage of net revenue	25.9%	24.4%			26.2%	25.4%
Total net revenues	$148,111	$139,305	$8,806	6.3%	$270,753	$263,886	$6,867	2.6%

Product revenues increased $4.4 million or 4.2% for the three months ended December 31, 2016 as compared to the corresponding period of fiscal 2016.  Product revenues increased by $3.2 million or 1.6% for the six months ended December 31, 2016 as compared to the corresponding period of fiscal 2016.  The increases in product revenues for both periods of fiscal 2017 were attributable to growth in our wireless business due to the acquisition of the WLAN Business and lower discounting from list price.  The increase was partially offset by lower e-rate educational revenue.

Service revenues increased $4.4 million or 12.9% in the second quarter of fiscal 2017, compared to the corresponding period of fiscal 2016. Service revenues increased $3.7 million or 5.5% for the six months ended December 31, 2016, compared to the corresponding period of fiscal 2016.  The increase in service revenues for both periods was due to the acquisition of the WLAN Business and the increased number of service contracts acquired.

The following table presents the product and service, gross profit and the respective gross profit percentages for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2016	December 31, 2015	$ Change	% Change	December 31, 2016	December 31, 2015	$ Change	% Change
Gross profit:
Product	$51,130	$48,252	$2,878	6.0%	$96,334	$92,699	$3,635	3.9%
Percentage of product revenue	46.6%	45.8%			48.2%	47.1%
Service	24,224	22,023	2,201	10.0%	44,266	42,694	1,572	3.7%
Percentage of service revenue	63.2%	64.9%			62.5%	63.6%
Total gross profit	$75,354	$70,275	$5,079	7.2%	$140,600	$135,393	$5,207	3.8%
Percentage of net revenue	50.9%	50.4%			51.9%	51.3%

Product gross profit increased $2.9 million or 6.0% in the second quarter of fiscal 2017 as compared to the corresponding period in fiscal 2016.  Gross profit increased during the second quarter of fiscal 2017 due to higher revenues of $4.4 million, lower intangible asset amortization of $2.0 million and warranty charges of $1.8 million offset by increases in excess inventory charges of $5.1 million related to the discontinuance of certain product lines due to the acquisition of the WLAN Business.

Product gross profit increased $3.6 million or 3.9% in the first six months of fiscal 2017 as compared to the corresponding period in fiscal 2016.  Gross profit increased during the second quarter of fiscal 2017 due to higher revenues of $3.2 million, lower intangible asset amortization of $2.9 million and warranty charges of $3.1 million offset by increases in excess inventory charges of $4.9 million related to the discontinuance of certain product lines due to the acquisition of the WLAN Business.

Service gross profit increased $2.2 million or 10.0% in the second quarter of fiscal 2017 as compared to the second quarter of fiscal 2016 and increased $1.6 million or 3.7% in the first six months of fiscal 2017 as compared to the corresponding period of fiscal 2016.  The increase in service revenues was primarily due to the acquisition of the WLAN Business and the increased service contracts acquired for both periods of fiscal 2017.

Operating Expenses

The following table presents operating expenses for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2016	December 31, 2015	$ Change	% Change	December 31, 2016	December 31, 2015	$ Change	% Change
Research and development	$24,013	$20,716	$3,297	15.9%	$42,312	$40,984	$1,328	3.2%
Sales and marketing	41,109	37,058	4,051	10.9%	78,065	73,120	4,945	6.8%
General and administrative	9,397	9,775	(378)	(3.9)%	17,684	18,951	(1,267)	(6.7)%
Acquisition and integration costs	4,169	807	3,362	416.6%	6,490	1,145	5,345	466.8%
Restructuring and related charges, net of reversals	1,853	3,031	(1,178)	(38.9)%	1,853	8,634	(6,781)	(78.5)%
Amortization of intangibles	2,175	4,251	(2,076)	(48.8)%	6,317	8,718	(2,401)	(27.5)%
Total operating expenses	$82,716	$75,638	$7,078	9.4%	$152,721	$151,552	$1,169	0.8%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses increased by $3.3 million, or 15.9% for the three months ended December 31, 2016 as compared to the corresponding period of fiscal 2016.  The increase in research and development expenses was due to higher personnel costs of $1.8 million due to increased headcount related to the acquisition of the WLAN Business, higher facility and information technology costs of $0.6 million associated with the WLAN Business, increased professional fees of $0.4 million and increased equipment costs of $0.3 million.

Research and development expenses increased by $1.3 million, or 3.2% for the six months ended December 31, 2016 as compared to the corresponding period of fiscal 2016.  The increase in research and development expenses was due to higher personnel costs of $0.8 million, increased professional fees of $0.5 million and increased facility and information technology costs of $0.4 million.

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $4.1 million or 10.9% for the three months ended December 31, 2016 as compared to the corresponding period of fiscal 2016.  The increase in sales and marketing expenses was primarily due to higher personnel costs of $2.0 million, travel costs of $1.1 million and professional fees of $0.7 million, driven in large part by the acquisition of the WLAN Business.

Sales and marketing expenses increased by $4.9 million or 6.8% for the six months ended December 31, 2016 as compared to the corresponding period of fiscal 2016. The increase in sales and marketing expenses was primarily due to higher personnel costs of $2.4 million, travel costs of $1.1 million, software and supplies costs of $0.6 million and professional fees of $0.7 million.

General and Administrative Expenses

General and administrative expense consists primarily of personnel costs, legal and professional service costs, share-based compensation, travel and facilities and information technology costs.

General and administrative expenses decreased by $0.4 million or 3.9% for the three months ended December 31, 2016 as compared to the corresponding period of fiscal 2016. The decrease in general and administrative expenses was due to lower personnel costs of $0.9 million, partial offset with an increase in professional fees of $0.4 million.

General and administrative expenses decreased by $1.3 million or 6.7% for the six months ended December 31, 2016 as compared to the corresponding period of fiscal 2016. The decrease in general and administrative expenses was due to lower personnel costs of $1.3 million partially offset by an increase in professional fees of $0.2 million.

Acquisition and Integration Costs

During the three months ended December 31, 2016 and 2015, we recorded $4.2 million and $0.8 million, respectively, of acquisition and integration costs.  Expenses for the three months ended December 31, 2016 consisted primarily of legal and accounting services associated with the acquisition of the WLAN Business. Expenses for the three months ended December 31, 2015 related to the integration costs of Enterasys.

During the six months ended December 31, 2016 and 2015, we recorded $6.5 million and $1.1 million of acquisition and integration costs.  Costs for the six months ended December 31, 2016 related to the acquisition of the WLAN Business and Costs for the six months ended December 31, 2015 were related to integration costs primarily for IT and sales integration associated with Enterasys.

Restructuring and Related Charges

During the three and six months ended December 31, 2016, we incurred $1.9 million in restructuring and other charges including accelerated depreciation of leasehold improvements and fixed assets in the amount of $1.7 million and adjustments to estimated sub-lease income to be received related to the estimated future obligations for non-cancelable lease payments for excess facilities of $0.1 million.

During the three months ended December 31, 2015, we incurred $2.8 million in charges related to amending our facility lease in North Carolina and $0.2 million of adjustments to severance benefits.  Excess facilities charges included the acceleration of depreciation of leasehold improvements in the amount of $1.8 million, and contract termination charges and professional fees of $1.0 million.

During the six months ended December 31, 2015, we incurred $8.3 million in excess facilities charges and $0.4 million of adjustments to severance benefits. Excess facilities charges included $4.1 million of accrued lease costs pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities, acceleration of depreciation of leasehold improvements of $3.2 million and contract termination charges and professional fees of $1.0 million.

Amortization of Intangibles

During the three months ended December 31, 2016 and 2015, we recorded $2.2 million and $4.3 million, respectively of amortization expense recorded in operating expenses in the condensed consolidated statements of operations.

During the six months ended December 31, 2016 and 2015, we recorded $6.3 million and $8.7 million, respectively of amortization expense recorded in operating expenses in the condensed consolidated statements of operations.

Interest Expense

          During the three and six months ended December 31, 2016 we recorded $1.2 million and $1.8 million, respectively, in interest expense primarily in connection with our Credit Facility, as amended. We expect our interest expense will increase in future periods due to the higher balances of our Credit Facility, as Amended.

During the three and six months ended December 31, 2015 we recorded $0.8 million and $1.6 million, respectively, in interest expense primarily in connection with our Credit Facility, as amended.

Other Income

During the three months ended December 31, 2016 and 2015 we recorded income of $1.0 million for both periods, in other income. The change was primarily due to foreign exchange gains from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

During the six months ended December 31, 2016 and 2015 we recorded income of $0.8 million and $1.1 million, respectively, in other income. The increases for both periods was primarily due to foreign exchange gains from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended December 31, 2016 and 2015, we recorded an income tax provision of $1.2 million for both years. For the six months ended December 31, 2016 and 2015, we recorded an income tax provision of $2.1 million for both years.

The income tax provisions for the three months ended December 31, 2016 and 2015 consisted primarily of taxes on the income of our foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys and the WLAN Business.

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

The following critical accounting policy is the only change since the filing of our last Annual Report on Form 10-K.

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

New Accounting Pronouncements

See Note 4 of the accompanying condensed consolidated financial statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Liquidity and Capital Resources

The following summarizes information regarding our cash, investments, and working capital (in thousands):

	December 31, 2016	June 30, 2016
Cash and cash equivalent	$103,786	$94,122
Total cash and investments	$103,786	$94,122
Working capital	$45,906	$17,442

As of December 31, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $103.8 million, accounts receivable, net of $117.8 million and availability of borrowings from the Revolving Facility of $23.7 million. Our principal uses of cash will include repayments of debt and related interest, purchase of finished goods inventory from our contract manufacturers, payroll, restructuring expenses and other operating expenses related to the development, marketing of our products and purchases of property and equipment. We believe that our $103.8 million of cash and cash equivalents at December 31, 2016, cash flows from operations along with the availability of borrowings from the Revolving Facility will be sufficient to fund our principal uses of cash for at least the next 12 months.

During the three months ended December 31, 2016, the Company entered into an Amended and Restated Credit Agreement (the “Credit Facility, as amended”) with Silicon Valley Bank, JPMorgan Chase Bank, N.A., Bank of America, N.A., Cadence Bank, N.A., and Comerica Bank (collectively, the “Lenders”).  The Credit Facility, as amended provides for a five-year $90.5 million term loan (“Term”) and a five-year $50.0 million revolving credit facility (“Revolver”), which includes a $5.0 million swing line loan sub facility and a $10.0 million letter of credit sub facility.  The Credit Facility, as amended among other things, amends and restates the Company’s existing credit facility.  The Credit Facility, as amended is collateralized by substantially all of the assets of the Company.

The Credit Facility, as amended, contain financial covenants that among other things, require us to maintain a minimum Consolidated Fixed Charge Coverage Ratio and Consolidated Quick Ratio and a maximum Consolidated Leverage Ratio and other financial and non-financial covenants and restrictions that limit our ability to incur additional indebtedness, create liens upon any of our property, merge, consolidate or sell all or substantially all of our assets.

The Credit Facility, as amended, also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, if any representation or warranty made by us is false or misleading in any material respect, certain insolvency or receivership events affecting Extreme and its subsidiaries, the occurrence of certain material judgments, the occurrence of certain ERISA events, the invalidity of the loan documents or a change in control of our Company.  The amounts outstanding under the Credit Facility, as amended, may be accelerated upon certain events of default.  At December 31, 2016, we were in compliance and expect to remain in compliance with the covenants of the Credit Facility, as amended, and they are not expected to impact our liquidity or capital resources.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Six Months Ended
	December 31, 2016	December 31, 2015
Net cash provided by operating activities	$19,288	$13,967
Net cash used in investing activities	(55,750)	(1,409)
Net cash provided by (used in) financing activities	46,241	(2,545)
Foreign currency effect on cash	(115)	(373)
Net increase in cash and cash equivalents	$9,664	$9,640

Net Cash Provided By Operating Activities

Cash flows provided by operations in the six months ended December 31, 2016 were $19.3 million due to non-cash expenses of $25.8 million such as amortization of intangibles, stock-based compensation expense and depreciation and higher deferred distributor revenue due to initial shipments to distributors of WLAN Business products.  This was partially offset by the current period's net loss of $15.1 million along with increased use of cash for accounts receivable in the amount of $18.7 million, accounts payable and accrued compensation.

Cash flows provided by operations in the six months ended December 31, 2015, were $14.0 million reflecting the impact of non-cash expenses such as amortization of intangibles, stock-based compensation expense and depreciation as well as increases in accounts receivables and was partially offset by the current period's net loss of $18.8 million and decreases in accounts payable and deferred revenues.

Net Cash Used In Investing Activities

Cash flows used in investing activities in the six months ended December 31, 2016 and 2015, were $55.8 million and $1.4 million, respectively.  For the six months ended December 31, 2016, cash flows consisted of expenditures of $51.1 million for the WLAN Business acquisition and $4.7 million of purchases of property and equipment.  For the six months ended December 31, 2015, amounts consisted of purchases of property and equipment.

Net Cash Provided by Financing Activities

Cash flows provided by financing activities in the six months ended December 31, 2016 were $46.2 million which consisted of new borrowings of $48.3 million under our Credit Facility, as amended, $4.8 million proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”) and the exercise of stock options, net of taxes paid on vested and released stock awards, offset by repayment of debt totaling $5.5 million and $1.3 million of loan fees incurred in connection with the Credit Facility, as amended.

Cash flow used in financing activities in the six months ended December 31, 2015 were $2.5 million, consisting of $19.9 million of cash used for repayment of debt partial offset by borrowings under the Revolver of $15.0 million and $2.3 million of proceeds from the issuance of shares of our common stock under the ESPP combined with the exercise of stock options and vested and released stock awards, net of taxes paid.

Foreign currency effect on cash

Foreign currency effect on cash increased in the six months ended December 31, 2016, primarily due to changes in foreign currency exchange rates between the US Dollar and particularly the Brazilian Real, British Pound, Indian Rupee and the EURO.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Debt obligations	$98,238	$10,181	$33,938	$54,119	$—
Interest on debt obligations	13,168	4,024	6,357	2,787	—
Non-cancellable inventory purchase commitments	93,643	93,643	—	—	—
Non-cancellable purchase commitments	24,157	2,657	10,000	11,500	—
Non-cancellable operating lease obligations	57,846	13,010	20,545	14,686	9,605
Other liabilities	1,000	200	400	400	—
Total contractual cash obligations	$288,052	$123,715	$71,240	$83,492	$9,605

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $93.6 million as of   December 31, 2016. We expect to honor the inventory purchase commitments within the next 12 months.

Non-cancelable software and maintenance support commitments represent future payments for software and support used in our products.

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

We did not have any material commitments for capital expenditures as of December 31, 2016.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The following table presents the amounts of our cash equivalents that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2016 (dollars in thousands).

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
December 31, 2016
Included in cash equivalents	$4,280	$—	$—	$4,280	$4,280
Weighted average interest rate	0.19%	—%	—%

The following tables present hypothetical changes in fair value of the financial instruments held at December 31, 2016 that are sensitive to changes in interest rates (in thousands):

Unrealized gain given a decrease in interest rate of X bps		Fair value as of	Unrealized loss given an increase in interest rate of X bps
(100 bps)	(50 bps)	December 31, 2016	100 bps	50 bps
$-	$-	$4,237	$-	$-

Debt

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from our credit facility.

The following table presents hypothetical changes in interest expense for the quarter ended December 31, 2016, on outstanding credit facility borrowings as of December 31, 2016, that are sensitive to changes in interest rates (in thousands):

Change in interest expense given a decrease in interest rate of X bps*		Average outstanding debt as of	Change in interest expense given an increase in interest rate of X bps
(100 bps)	(50 bps)	December 31, 2016	100 bps	50 bps
$(246)	$(123)	$98,238	$246	$123

*	Underlying interest rate was 0.15% during the quarter. The table above assumed the underlying interest rate did not decrease below 0%.

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

Foreign currency transaction gains and losses from operations was a gain of $1.1 million and $0.2 million for the three months ended December 31, 2016 and 2015, respectively.   Foreign currency transaction gains and losses from operations was a gain of $0.8 million and $1.3 million for the six months ended December 31, 2016 and 2015, respectively

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15(d) – 15(f) under the Exchanges Act) include the WLAN Business, acquired on October 28, 2016, in our financial reporting structure.

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

PART II. Other Information

Item 1. Legal Proceedings

For information regarding litigation matters required by this item, refer to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 and Note 9 to our Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report which are incorporated herein by reference.

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

For example, we recently completed the acquisition of the WLAN Business from Zebra (the “WLAN Business”) and incurred approximately $100.5 million of indebtedness to pay off existing debt and to finance the acquisition.  As of December 31, 2016, $98.2 million of this indebtedness remained outstanding.

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

Our ability to realize the anticipated benefits our acquisitions and investment activities, including the WLAN Business, also entail numerous risks, including, but not limited to:

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

Our debt instruments, including our new credit facility, as amended entered into in connection with the WLAN Business, impose, and the terms of any future debt may impose, operating and other restrictions on us. These restrictions could affect, and in many respects limit or prohibit, among other items, our ability to:

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

The agreements governing our Credit Facility, as amended also require us to achieve and maintain compliance with specified financial ratios. A breach of any of these restrictive covenants or the inability to comply with the required financial ratios could result in a default under our debt instruments. If any such default occurs, the lenders under our credit agreement may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. The lenders under our credit agreement also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under our credit agreement will have the right to proceed against the collateral granted to them to secure the debt. If the debt under our credit agreement were to be accelerated, we cannot give assurance that this collateral would be sufficient to repay our debt.

If we fail to meet our payment or other obligations under our Credit Facility, as amended the lenders under such Credit Facility, as amended could foreclose on, and acquire control of, substantially all of our assets.

Our Credit Facility, as amended is jointly and severally guaranteed by us and certain of our subsidiaries. Borrowings under our Credit Facility, as amended are secured by liens on substantially all of our assets, including the capital stock of certain of our subsidiaries, and the assets of our subsidiaries that are loan party guarantors. If we are unable to repay outstanding borrowings when due, the lenders under our credit agreement will have the right to proceed against this pledged capital stock and take control of substantially all of our assets.

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

Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, service and operations personnel, many of whom would be difficult to replace. We do not have employment contracts with these individuals that mandate that they render services for any specific term, nor do we carry life insurance on any of our key personnel. We have experienced and may in the future experience significant turnover in our executive personnel. Changes in our management and key employees could affect our financial results, and a recent reduction in force, may impede our ability to attract and retain highly skilled personnel. In addition, retention has generally become more difficult for us, in part because the exercise price of most of the stock options granted to many of our employees is above the market. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, service, finance and operations personnel. The market for these personnel is competitive, and we have had difficulty in hiring employees, particularly engineers, in the time-frame we desire.

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

Our ability to successfully implement our business plan and comply with regulations requires an effective planning and management process. We need to continue improving our existing, and implement new, operational and financial systems, procedures and controls. We need to ensure that any businesses acquired, including the WLAN Business, are appropriately integrated in our financial systems. Any delay in the implementation of, or disruption in the integration of acquired businesses, or delay and disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis, or to forecast future results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable

Item 3. Defaults Upon Senior Securities - Not applicable

Item 4. Mine Safety Disclosure - Not Applicable

Item 5. Other Information

On January 31, 2017, the Compensation Committee of the Company’s Board of Directors approved cash bonus payments to its Executive Officers for the first half of fiscal 2017 pursuant to the terms of the Extreme Networks Annual Cash Incentive Bonus Plan as a result of the achievement of certain pre-established revenue targets and pursuant to the terms of a Special Recognition Bonus Pool in an aggregate amounts as stated below.

Edward Meyercord           $57,600

Drew Davies                     $44,198

Bob Gault                         $67,600

Item 6. Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

2.1	Amendment No. 1 dated October 28, 2016 to the Asset Purchase Agreement, dated as of September 13, 2016, by and between Extreme Networks, Inc. and Zebra Technologies Corporation				X

10.1	Amended and Restated Credit Agreement, dated as of October 28, 2016, by and among the Company, as borrower, the several banks and other financial institutions or entities party thereto as lenders, and Silicon Valley Bank, as administrative agent and collateral agent.	10-Q	11/02/2016	10.4

10.2*	Extreme Networks, Inc. Executive Change in Control Severance Plan Amended and Restated November 1, 2016.	10-Q	11/02/2016	10.5

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1	Section 906 Certification of Chief Executive Officer.				X

32.2	Section 906 Certification of Chief Financial Officer.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

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

February 2, 2017