Form 10-Q
period 2017-03-31
EXTREME NETWORKS INC
filed 2017-05-04
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “an emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at April 28, 2017, was 110,166,838

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$117,280	$94,122
Accounts receivable, net of allowances of $2,160 at March 31, 2017 and $3,257 at June 30, 2016	101,960	81,419
Inventories	47,689	40,989
Prepaid expenses and other current assets	25,343	12,438
Total current assets	292,272	228,968
Property and equipment, net	30,409	29,580
Intangible assets, net	27,766	19,762
Goodwill	82,680	70,877
Other assets	23,454	25,236
Total assets	$456,581	$374,423
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11,149	$17,628
Accounts payable	35,629	30,711
Accrued compensation and benefits	28,170	27,145
Accrued warranty	10,030	9,600
Deferred revenue, net	78,918	72,934
Deferred distributors revenue, net of cost of sales to distributors	44,258	26,817
Other accrued liabilities	37,062	26,691
Total current liabilities	245,216	211,526
Deferred revenue, less current portion	23,856	21,926
Long-term debt, less current portion	83,775	37,446
Deferred income taxes	6,140	4,693
Other long-term liabilities	9,808	8,635
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 109,997,087 shares issued and outstanding at March 31, 2017 and 104,942,665 shares issued and outstanding at June 30, 2016	110	105
Additional paid-in-capital	903,209	884,706
Accumulated other comprehensive loss	(3,099)	(2,874)
Accumulated deficit	(812,434)	(791,740)
Total stockholders’ equity	87,786	90,197
Total liabilities and stockholders’ equity	$456,581	$374,423

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Net revenues:
Product	$110,789	$92,711	$310,709	$289,447
Service	37,875	32,175	108,708	99,325
Total net revenues	148,664	124,886	419,417	388,772
Cost of revenues:
Product	52,401	50,240	155,987	154,277
Service	14,117	11,926	40,684	36,382
Total cost of revenues	66,518	62,166	196,671	190,659
Gross profit:
Product	58,388	42,471	154,722	135,170
Service	23,758	20,249	68,024	62,943
Total gross profit	82,146	62,720	222,746	198,113
Operating expenses:
Research and development	24,691	18,852	67,003	59,836
Sales and marketing	38,759	38,322	116,824	111,442
General and administrative	9,612	8,957	27,296	27,896
Acquisition and integration costs	3,418	—	9,908	1,157
Restructuring and related charges, net of reversals	7,719	1,358	9,572	9,992
Amortization of intangibles	1,193	4,142	7,510	12,860
Total operating expenses	85,392	71,631	238,113	223,183
Operating loss	(3,246)	(8,911)	(15,367)	(25,070)
Interest income	236	28	374	84
Interest expense	(1,177)	(769)	(3,000)	(2,404)
Other income (loss)	(251)	(266)	551	813
Loss before income taxes	(4,438)	(9,918)	(17,442)	(26,577)
Provision for income taxes	1,166	866	3,252	2,967
Net loss	$(5,604)	$(10,784)	$(20,694)	$(29,544)
Basic and diluted net loss per share:
Net loss per share - basic	$(0.05)	$(0.10)	$(0.19)	$(0.29)
Net loss per share - diluted	$(0.05)	$(0.10)	$(0.19)	$(0.29)
Shares used in per share calculation - basic	109,213	104,104	107,531	102,486
Shares used in per share calculation - diluted	109,213	104,104	107,531	102,486

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Net loss:	$(5,604)	$(10,784)	$(20,694)	$(29,544)
Other comprehensive gain (loss), net of tax:
Net change in foreign currency translation adjustments	749	299	(225)	(986)
Other comprehensive gain (loss), net of tax:	749	299	(225)	(986)
Total comprehensive loss	$(4,855)	$(10,485)	$(20,919)	$(30,530)

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net loss	$(20,694)	$(29,544)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,716	8,204
Amortization of intangible assets	13,781	24,707
Provision for doubtful accounts and allowance for product returns	21	848
Stock-based compensation	9,328	12,120
Non-cash restructuring and related charges	2,578	4,463
Other non-cash charges	1,964	529
Changes in operating assets and liabilities, net
Accounts receivable	(5,926)	26,894
Inventories	6,344	5,259
Prepaid expenses and other assets	8,181	1,896
Accounts payable	4,907	(19,520)
Accrued compensation and benefits	(1,322)	(2,275)
Deferred revenue	(6,245)	(843)
Deferred distributor revenue, net of cost of sales to distributors	17,441	(14,618)
Other current and long term liabilities	5,887	793
Net cash provided by operating activities	43,961	18,913
Cash flows from investing activities:
Capital expenditures	(7,832)	(2,797)
Acquisition	(51,088)	—
Deposit related to future acquisition	(10,239)	—
Net cash used in investing activities	(69,159)	(2,797)
Cash flows from financing activities:
Borrowings under Revolving Facility	—	15,000
Borrowings under Term Loan	48,250	—
Loan fees on borrowings	(1,327)	—
Repayment of debt	(7,775)	(23,125)
Proceeds from issuance of common stock	9,180	4,460
Net cash provided by (used in) financing activities	48,328	(3,665)
Foreign currency effect on cash	28	(342)
Net increase in cash and cash equivalents	23,158	12,109

Cash and cash equivalents at beginning of period	94,122	76,225
Cash and cash equivalents at end of period	$117,280	$88,334

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at March 31, 2017  The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for fiscal 2017 or any future periods.

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

The following table below summarizes the preliminary allocation as of March 31, 2017 of the tangible and identifiable intangible assets acquired and liabilities assumed:

	Preliminary Allocation as of December 31, 2016	Change during three months ended March 31, 2017		Preliminary Allocation as of March 31, 2017
Receivables/net	$17,818	$(3,182)	(a)	$14,636
Inventory	12,408	635	(b)	13,043
Other current assets	808	—		808
Property and equipment	1,780	1,379	(c)	3,159
Identifiable intangible assets	20,500	100	(d)	20,600
In-process research and development	1,600	—		1,600
Other assets	7,634	—		7,634
Goodwill	9,836	1,967		11,803
Current liabilities	(7,763)	(273)	(f)	(8,036)
Deferred revenue	(13,533)	(626)	(g)	(14,159)
Total purchase price allocation	$51,088	$-		$51,088

The estimated purchase price has been allocated based on the preliminary estimates of the fair value of assets acquired and liabilities assumed as of the acquisition date.  The fair value of working capital related items, such as other current assets and accrued liabilities, approximated their book values at the date of acquisition.  Inventories were valued at fair value using the net realizable value approach.   The fair value of property and equipment was determined using a cost approach. Valuations of the intangible assets were valued using income approaches based on projections provided by management, which we consider to be Level 3 inputs. The Company also continues to analyze the tax implications of the acquisition of the intangible assets which may ultimately impact the overall level of goodwill associated with the acquisition.

The changes during the period in the table above is as follows: a) information on accounts receivable and related reserves of matters that existed as of the acquisition date; b) additional receipts of products; c) additional fixed assets acquired in India; d) revised net realizable value based on usefulness of asset; e) additional employee benefits assumed; f) additional maintenance contracts.

The following table presents details of the identifiable intangible assets acquired as part of the acquisition (in thousands):

Intangible Assets	Estimated Useful Life (in years)	Amount
Developed technology	6	$14,600
Customer relationships	4	3,400
Trademarks	5	2,600
Total identifiable intangible assets		$20,600

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

The Company also has an indefinite lived asset of $1.6 million which represents the fair value of in-process research and development activities.  Once the related research and development efforts are completed, the Company will determine whether the asset will continue to be an indefinite lived asset or become a finite lived asset and apply the appropriate accounting accordingly.

The results of operations of the WLAN Business are included in the consolidated results of operations beginning October 28, 2016.  The Company incurred $7.6 million acquisition-related expenses of which $1.1 million was incurred in the three months ended March 31, 2017.  Such acquisition-related costs are included in "Acquisition and integration costs" on the condensed consolidated statement of operations.  The costs, which the Company expensed as incurred, consist primarily of professional fees to financial and legal advisors and IT consultants and companies.

Pro forma financial information

The following unaudited pro forma results of operations are presented as though the acquisition of the WLAN Business had occurred as of the beginning of the earliest period presented after giving effect to purchase accounting adjustments relating to inventories, deferred revenue, depreciation and amortization on acquired property and equipment and intangibles, acquisition costs, interest income and expense and related tax effects.

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

The unaudited pro forma financial information for the three months ended March 31, 2017, are the results for Extreme for the three months ended March 31, 2017.

The unaudited pro forma financial information for the three months ended March 31, 2016, combines the historical results for Extreme for that period, with the historical results of the WLAN Business for the same period.

The unaudited pro forma financial information for the nine months ended March 31, 2017 combines the results for Extreme for the nine months ended March 31, 2017, which include the results of the WLAN Business subsequent to the acquisition date, and the historical results of the WLAN Business for the three months ended September 30, 2016 and the month ended October 28, 2016.

The unaudited pro forma financial information for the nine months ended March 31, 2016, combines the historical results for Extreme for those periods, with the historical results of the WLAN Business for the nine months ended March 31, 2016.

The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

Net revenues	$148,664	$157,798	$462,689	$488,462
Net income (loss)	$(2,774)	$(17,833)	$(7,560)	$(59,341)
Net earnings (loss) per share - basic	$(0.03)	$(0.17)	$(0.07)	$(0.58)
Net earnings (loss) per share - diluted	$(0.03)	$(0.17)	$(0.07)	$(0.58)
Shares used in per share calculation - basic	109,213	104,104	107,531	102,486
Shares used in per share calculation - diluted	109,213	104,104	107,531	102,486

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue Recognition - Revenue from Contracts with Customers (Topic 606), which will replace substantially all current revenue recognition guidance once it becomes effective. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers unless the contracts are in the scope of other standards. The new standard is less prescriptive and may require software entities to use more judgment and estimates in the revenue recognition process than are required under existing revenue guidance. Since ASU 2014-09 was issued, several additional ASUs have been issued and incorporated within ASC 606 to clarify various elements of the guidance.  In August 2015, the FASB issued ASU 2015-14 which amended the effective date of this ASU to fiscal years beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016.

The new revenue standard may be applied using either of the following transition methods: (1) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (2) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures).   The Company plans to adopt the standard in the first quarter of fiscal 2018 and preliminarily expects to use the full retrospective method.  However, the Company is continuing to evaluate the impact of the standard, and our adoption method is subject to change.  The Company expects that the adoption of this guidance will have a material impact on its financial statements, specifically related to the timing of revenue recognition for sales through our distributors.  The Company is continuing to assess all other potential impacts of the standard, including the pattern with which the Company recognizes revenue.

5.	Balance Sheet Accounts

Cash and Cash Equivalents

The following is a summary of cash and cash equivalents (in thousands):

	March 31, 2017	June 30, 2016
Cash	$112,996	$89,847
Cash equivalents	4,284	4,275

Total cash and cash equivalents	$117,280	$94,122

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

Inventory consists of the following (in thousands):

	March 31, 2017	June 30, 2016
Finished goods	$46,658	$38,751
Raw materials	1,031	2,238
Total Inventory	$47,689	$40,989

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	March 31, 2017	June 30, 2016
Computer equipment	$36,372	$34,657
Purchased software	11,099	5,574
Office equipment, furniture and fixtures	11,099	10,385
Leasehold improvements	22,505	19,342
Total property and equipment	81,075	69,958
Less: accumulated depreciation and amortization	(50,666)	(40,378)
Property and equipment, net	$30,409	$29,580

Intangibles

The following tables summarize the components of gross and net intangible asset balances (dollars in thousands):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
March 31, 2017
Developed technology	5.52 years	$55,600	$42,056	$13,544
Customer relationships	3.59 years	40,400	37,354	3,046
Maintenance contracts	1.59 years	17,000	11,617	5,383
Trademarks	4.59 years	5,100	2,717	2,383
License agreements	6.60 years	2,445	1,052	1,393
Other intangibles	2.90 years	1,382	965	417
Total intangibles, net with finite lives		121,927	95,761	26,166
In-process research and development, with indefinite life		1,600	-	1,600
Total intangibles, net		$123,527	$95,761	$27,766

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2016
Developed technology	0.30 years	$48,000	$43,028	$4,972
Customer relationships	0.30 years	37,000	32,889	4,111
Maintenance contracts	2.30 years	17,000	9,067	7,933
Trademarks	0.30 years	2,500	2,222	278
License agreements	9.70 years	3,413	1,473	1,940
Other intangibles	3.70 years	1,428	900	528
Total intangibles, net		$109,341	$89,579	$19,762

The amortization expense of intangibles for the periods presented is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Amortization in "Cost of revenues: Product"	$995	$3,417	$6,271	$11,847
Amortization of intangibles	1,193	4,142	7,510	12,860
Total amortization	$2,188	$7,559	$13,781	$24,707

The amortization expense that is recognized in “Cost of revenues: Product” is comprised of amortization for developed technology, license agreements and other intangibles.

Goodwill

The following table summarizes goodwill for the periods presented (in thousands):

March 31, 2017
Balance as of June 30, 2016	$70,877
Additions due to acquisition	11,803
Balance at end of period	$82,680

During the nine months ended March 31, 2017, the Company completed the acquisition of certain assets and liabilities from Zebra resulting in an additional $11.8 million of goodwill.  See Note 2 for additional information related to the acquisition.

Deferred Revenue, Net

Deferred revenue, net represents amounts for (i) deferred services revenue (support arrangements, professional services and training), and (ii) deferred product revenue net of the related cost of revenue when the revenue recognition criteria have not been met.

The following table summarizes deferred revenue, net (in thousands):

	March 31, 2017	June 30, 2016
Deferred maintenance	$95,683	$83,419
Deferred product and other revenue	7,091	11,441
Total deferred revenue, net	102,774	94,860
Less: current portion	78,918	72,934
Non-current deferred revenue, net	$23,856	$21,926

The Company offers for sale to its customers, renewable support arrangements that range from one to five years. Deferred support revenue is included within deferred revenue, net within the services category above. The change in the Company’s deferred support revenue balance in relation to these arrangements was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Balance beginning of period	$98,128	$84,706	$83,419	$87,441
Deferred maintenance assumed due to acquisition	626	—	14,159	—
New maintenance arrangements	28,181	27,683	90,690	84,502
Recognition of maintenance revenue	(31,252)	(27,320)	(92,585)	(86,874)
Balance end of period	95,683	85,069	95,683	85,069
Less: current portion	71,827	62,842	71,827	62,842
Non-current deferred revenue	$23,856	$22,227	$23,856	$22,227

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

The following table summarizes deferred distributors revenue, net of cost of sales to distributors (in thousands):

	March 31, 2017	June 30, 2016
Deferred distributors revenue	$57,188	$35,138
Deferred cost of sales to distributors	(12,930)	(8,321)
Deferred distributors revenue, net of cost of sales to distributors	$44,258	$26,817

Debt

The Company’s debt is comprised of the following (in thousands):

	March 31, 2017	June 30, 2016
Current portion of long-term debt:
Term Loan	$11,149	$17,628
Current portion of long-term debt	$11,149	$17,628

Long-term debt, less current portion:
Term Loan	$73,775	$27,446
Revolving Facility	10,000	10,000
Total long-term debt, less current portion	83,775	37,446
Total debt	$94,924	$55,074

During the three months ended December 31, 2016, the Company entered into an Amended and Restated Credit Agreement which agreement was subsequently amended on March 2, 2017, by Amendment One to such agreement (collectively the agreement and Amendment One, the “Credit Facility, as amended”) with Silicon Valley Bank, JPMorgan Chase Bank, N.A., Bank of America, N.A., Cadence Bank, N.A., and Comerica Bank (collectively, the “Lenders”).  The Credit Facility, as amended provides for a five-year $90.5 million term loan (“Term Loan”) and a five-year $50.0 million revolving credit facility (“Revolver”), which includes a $5.0 million swing line loan sub facility and a $10.0 million letter of credit sub facility.  The Credit Facility, as amended among other things, amends and restates the Company’s existing credit facility.  The Credit Facility, as amended is collateralized by substantially all of the assets of the Company.

Borrowings under the Term Loan bear interest, at our option, at a rate equal to either the LIBOR rate (subject to a 0.0% LIBOR floor), plus an applicable margin (currently 3.25% per annum based on a stated consolidated leverage ratio) or the adjusted base rate, plus an applicable margin (currently 1.25% per annum based on the Company’s consolidated leverage ratio).  Borrowings under the Revolver bear interest, at the Company’s option, at a rate equal to either the LIBOR rate (subject to a 0.0% LIBOR floor), plus an applicable margin (currently 3.25% per annum based on a stated consolidated leverage ratio) or the adjusted base rate, plus an applicable margin (currently 1.25% per annum based on a stated consolidated leverage ratio).  The Revolver has a commitment fee payable on the undrawn amount ranging from 0.375% to 0.50% per annum based upon a stated consolidated leverage ratio.

The Company had $23.2 million of availability under the Revolver as of March 31, 2017.  The Company had $0.9 million of outstanding letters of credit under the Revolver as of March 31, 2017.

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

Upon issuance of a standard product warranty, the Company discloses and recognizes a liability for the obligations it assumes under the product warranty. The following table summarizes the activity related to the Company’s product warranty liability during the three and nine months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Balance beginning of period	$10,228	$10,415	$9,600	$8,676
Warranties assumed due to acquisition	—	—	2,034	—
New warranties issued	1,893	1,638	3,997	7,158
Warranty expenditures	(2,091)	(1,773)	(5,601)	(5,554)
Balance end of period	$10,030	$10,280	$10,030	$10,280

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

Advertising

Cooperative advertising expenses are recorded as marketing expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Cooperative advertising obligations with customers are accrued and the costs expensed at the time the related revenue is recognized. If the Company does not meet the criteria for recognizing such cooperative advertising obligations as marketing expense, the costs are recorded as a reduction of revenue. All other advertising costs are expensed as incurred.  Advertising expenses for three and nine months ended March 31, 2017 and 2016, were immaterial.

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth major customers accounting for 10% or more of our net revenue:

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Tech Data Corporation	13%	16%	15%	16%
Jenne	14%	17%	14%	13%
Westcon Group Inc.	10%	13%	12%	15%

     The following customer accounts for more than 10% of our accounts receivable outstanding as of March 31, 2017, Westcon Group Inc. 18%.

6.	Fair Value Measurements

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

The Company did not hold any financial liabilities that required measurement at fair value on a recurring basis. The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

March 31, 2017	Level 1	Level 2	Level 3	Total
Assets
Investments:
Money market funds	$4,284	$—	$—	$4,284
Liabilities
Derivative Instruments:
Foreign currency contracts	$—	$80	$—	$80
Total	$4,284	$80	$—	$4,364

June 30, 2016	Level 1	Level 2	Level 3	Total
Assets
Investments:
Money market funds	$4,275	$—	$—	$4,275
Total	$4,275	$—	$—	$4,275

Level 2 investments:

The Company includes U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations for which quoted prices are available as Level 2. There were no transfers of assets or liabilities between Level 1 and Level 2 for the periods presented.

The fair value of the derivative instruments under our foreign currency contracts is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Due to the short duration until maturity of the derivative instruments, the fair value approximates the carrying amount of the Company’s contracts of $96.0 million

The fair value of the borrowings under the Credit Facility, as amended is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Due to the short duration until maturity of the credit facility, the fair value approximates the face amount of the Company’s indebtedness of $96.0 million and $55.5 million as of March 31, 2017 and June 30, 2016, respectively.

Certain of the Company's assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated. There were no impairments recorded for the three and nine months ended March 31, 2017 or 2016.

7.Share-based Compensation

Shares reserved for issuance

The Company had reserved for issuance for the periods noted (in thousands):

	March 31, 2017	June 30, 2016
2014 Employee Stock Purchase Plan	7,785	10,001
Employee stock options and awards outstanding	9,352	10,609
2013 Employee Plan shares available for grant	10,241	5,401
Total shares reserved for issuance	27,378	26,011

Share-based compensation expense recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Cost of product revenue	$73	$205	$262	$777
Cost of service revenue	56	223	475	867
Research and development	625	1,137	2,593	3,857
Sales and marketing	809	996	3,129	3,791
General and administrative	911	942	2,869	2,828
Total share-based compensation expense	$2,474	$3,503	$9,328	$12,120

During the three and nine months ended March 31, 2017 and 2016, the Company did not capitalize any share-based compensation expense in inventory, as the amounts were immaterial.

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

The following table summarizes stock award activity for the nine months ended March 31, 2017  (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Market Value
Non-vested stock awards outstanding at June 30, 2016	4,224	$3.36
Granted	3,527	4.09
Vested	(1,476)	3.94
Cancelled	(797)	3.43
Non-vested stock awards outstanding at March 31, 2017	5,478	$3.66	$41,094

The following table summarizes stock option activity for the nine months ended March 31, 2017 (in thousands, except per share and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2016	6,385	$4.10	3.70	$1,416
Granted	—	—
Exercised	(1,467)	3.75
Cancelled	(1,044)	4.51
Options outstanding at March 31, 2017	3,874	$4.12	4.11	$13,143
Vested and expected to vest at March 31, 2017	3,874	$4.12	4.11	$13,143
Exercisable at March 31, 2017	2,919	$4.48	3.27	$8,841

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

During the first quarter of fiscal 2017, the Company approved the grant of 680,000 stock awards to the Company’s Executive Officers and 771,020 stock awards to other Company employees.  Fifty percent (50%) of the stock awards granted were in the form of PSUs, with grant date fair values ranging from $3.02 to $3.09, and fifty percent (50%) of the stock awards granted were in the form of service-based RSUs.   The RSUs vest from the original grant date as to one-third (1/3) on the one year anniversary and one-twelfth (1/12) each quarter thereafter, subject to continued service to the Company.

The PSUs are considered earned once the Company's stock price equals or exceeds $5.00 per share for 30 consecutive trading days after January 1, 2017 ("Performance Threshold").  Once the Performance Threshold is satisfied the PSUs shall vest with respect to the number of RSUs that have vested as of the date the Performance Threshold is satisfied and thereafter shall vest on the same schedule as the RSUs, subject to continued service to the Company.  If the Performance Threshold is not met by the third anniversary of the grant date the award is terminated for no consideration.  In addition, the Performance Threshold shall be deemed satisfied upon the closing of a Change in Control (within the meaning of the Company’s 2013 Equity Incentive Plan) in the event the per share consideration received by the Company’s stockholders equals or exceeds $5.00 per share.

During the quarter ended March 31, 2017, all of the PSU grants referenced above achieved their Performance Threshold and as such, began vesting and will be released on the schedule as noted, subject to continued service to the Company.

During the quarter ended March 31, 2017, a grant of 100,000 RSUs was made to one of the Company’s Executive Officers.  The award was granted under the Company’s standard terms and conditions.

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

There were 1,114,707; 2,218,306; 999,758 and 1,999,519 shares issued under the Company’s 2014 Employee Stock Purchase Plan (“ESPP”) during the three and nine months ended March 31, 2017 and 2016, respectively.

	Employee Stock Purchase Plan		Stock Option Plan	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended	Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2016	March 31, 2017	March 31, 2016
Expected life	0.50 years	1.45 years	4.0 years	0.50 years	1.25
Risk-free interest rate	0.40%	0.52%	1.78%	0.40%	0.44%
Volatility	37%	57%	52%	38%	57%
Dividend yield	—%	—%	—%	—%	—%

8.	Restructuring Charges

As of March 31, 2017, restructuring liabilities were $6.3 million and consisted of obligations for estimated future obligations for non-cancelable lease payments for excess facilities and for severance payments and benefits.  Pursuant with the WLAN Business acquisition from Zebra, the Company assumed a facility lease located at and transferred its headquarters to 6480 Via del Oro, San Jose, California.  The Company consolidated its existing workforce from the Company’s previous headquarters location on Rio Robles Drive in San Jose, California, with employees assumed from Zebra at the Via del Oro site and exited the Rio Robles site on January 31, 2017.  Due to the Company’s cease use of the Rio Robles facility and abandonment of all leasehold improvements, it accelerated the amortization of the remaining leasehold improvements balance for this site over the shortened service period such that the leasehold improvements were fully amortized on the cease-use date.  The Company recorded accelerated amortization expense for the three and nine months ended March 31, 2017 of $0.9 million and $2.6 million respectively, and it is reflected in "Restructuring and related charges, net of reversals" in the condensed consolidated statements of operations.

The Company entered into a sublease agreement during the third quarter of fiscal 2017.  The sublease is for the remaining duration of the Company’s lease. The sublease resulted in adjustments to the prior estimates for the amount of sublease payments, timing of sublease activities and real estate commissions associated with the sublease. The net adjustments resulted in a charge of $1.5 million during the third quarter of fiscal 2017.  Previously, in the second quarter of fiscal 2017, the Company had modified its estimated future obligations for non-cancelable lease payments and related future sub-leasing income and recorded charges of $0.1 million.  The excess facilities payments will continue through fiscal year 2023, due to the length of the lease agreements.

In conjunction with the above noted actions, the Company announced a reduction-in-force during the quarter ended March 31, 2017 affecting 90 employees.  The Company recorded $5.3 million in severance and benefits charges during the period.  Cash payments of $2.9 million were made during the third quarter and the balance of cash payments are expected to be paid by the end of the first quarter of fiscal 2018.

 Fiscal 2016 Restructuring

During the first quarter of fiscal 2016, the Company recorded restructuring charges of $5.6 million including $5.4 million for excess facility charges and adjustments to service and benefits of $0.2 million.  Excess facilities charges included $4.1 million of accrued lease costs pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities and accelerated depreciation of leasehold improvements in the amount of $1.3 million.

During the second quarter of fiscal 2016, the Company incurred restructuring charges of $3.0 million including $2.9 million in excess facilities charges related to amending its lease in North Carolina, thereby reducing it floor space by 36%, and adjustments to severance and benefits of $0.2 million. Excess facilities charges included accelerated depreciation of leasehold improvements in the amount of $1.9 million and contract termination charges and professional fees of $1.0 million.

During the third quarter of fiscal 2016, in conjunction with the exiting of facilities noted above, the Company incurred restructuring charges of $1.4 million.  Excess facilities charges included accelerated depreciation of leasehold improvements in the amount of $1.2 million associated with the North Carolina facility, $0.2 million related to a change in the accrued lease costs pertaining to the estimated future obligations for non-cancelable lease payments for our San Jose, California headquarters facility and the reversal of $0.2 million of estimated severance benefits.  These charges are reflected in “Restructuring and related charges, net of reversals” in the condensed consolidated statements of operations.

Restructuring and related liabilities consist of (in thousands):

	Excess Facilities	Severance Benefits	Other	Total
Balance as of June 30, 2016	4,644	—	—	4,644
Period charges	1,655	5,339	2,578	9,572
Non cash charges	—	—	(2,578)	(2,578)
Period payments	(2,286)	(3,049)	—	(5,335)
Balance as of March 31, 2017	$4,013	$2,290	$—	$6,303
Less: current portion included in Other accrued liabilities				3,529
Restructuring accrual included in Other long-term liabilities				$2,774

9.	Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufactures to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the Company’s forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of March 31, 2017, the Company had non-cancelable commitments to purchase $88.9 million of such inventory.  As of March 31, 2017 the Company had non-cancelable software and maintenance support commitments to purchase $22.8 of software and support services.

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

Brazilian Tax Assessment Matters

Certain Brazilian tax authorities have made tax assessments against our Brazilian subsidiary, Enterasys Networks do Brazil Ltda., based on an alleged underpayment of taxes.  The tax authorities are also seeking interest and penalties with respect to such claims (collectively, the “ICMS Tax Assessments”).  The State of Sao Paolo, Brazil denied Enterasys Networks do Brazil Ltda. the use of certain tax credits granted by the State of Espirito Santo, Brazil under the terms of the FUNDAP program for the tax years of 2002 through 2009. The Company’s application to resolve the ICMS Tax Assessments at the administrative level of the Sao Paolo Tax Department under the amnesty relief program (Reference No 3.056.963-1) was denied in March, 2014, by the Sao Paolo Tax Administration.  All currency conversions in this Legal Proceedings section are as of March 31, 2017.  The value of the ICMS tax credits that were disallowed by the Sao Paolo Tax Administration is BRL 3.4 million (US $1.1 million), plus interest and penalties BRL 18.1 million (US $5.8 million).  Possible court fees are estimated to be BRL 4.2 million (US $1.3 million).  On January 10, 2014, the Company filed a lawsuit to overturn or reduce the ICMS Assessments, which lawsuit remains on-going. As part of this lawsuit, the Company made a request for a stay of execution, so that no tax foreclosure can be filed until a final ruling is made and no guarantee needs to be presented.  On or about October 6, 2014, the preliminary injunction was granted with regard to the stay of execution, and in response to an appeal on the guarantee requirement, the appellate court further ruled on or about January 28, 2015 that no cash deposit (or guarantee) need be made by the Company.

On or about June 18, 2014, the State of San Paolo notified Enterasys Networks do Brazil Ltda. that it intends to audit the records of such entity for tax years 2012 and 2013.  In addition, the Company received a similar notice in December 2015 with respect to an audit by the State of San Paolo of tax years 2011-2014. The audits covered the same or very similar issues as the ICMS Tax Assessments for tax years 2002-2009, however, the Company had changed its ICMS procedures effective May 2009. This audit was recently completed and in March 2017 the Company paid BRL 0.2 million (US $0.1 ) related to the audit.

Based on the currently available information, the Company believes the ultimate outcome of the above assessments will not have a material adverse effect on the Company's financial position or overall results of operations. The Company believes that the ICMS Tax Assessments against our Brazilian subsidiary are without merit and the Company is defending the claims vigorously. While the Company believes there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserted, it is unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and estimate the potential tax liability related to the ICMS Tax Assessments, if any, may be up to BRL 25.3 million (US $8.1 million).  The Company does not expect a final judicial determination for several years.  The Company believes BRL 9.4 million (US $3.0 million) is the best estimate within the range and has recorded an accrual as of the Acquisition Date of Enterasys Networks as such matter relates to the period before the acquisition.

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

In re Extreme Networks, Inc. Securities Litigation

On October 23 and 29, 2015, complaints were filed alleging violations of securities laws in the U.S. District Court for the Northern District of California against the Company and three of its former officers (Charles W. Berger, Kenneth B. Arola, and John T. Kurtzweil).  Subsequently, the cases were consolidated.  Plaintiffs allege that defendants violated the securities laws by disseminating materially false and misleading statements and concealing material adverse facts regarding Extreme Networks' current financial condition and growth prospects. Plaintiffs seek damages of an unspecified amount on behalf of a class of investors who purchased the Company's common stock from September 12, 2013 through April 9, 2015.  On June 28, 2016, the court appointed a lead plaintiff.  On September 26, 2016, lead plaintiff filed a consolidated complaint. On November 10, 2016 defendants filed a motion to dismiss the complaint and on April 27, 2017, the case was dismissed by the court, with leave to amend the complaint.  Plaintiffs have until May 29, 2017, if they elect to file an amended complaint.

On February 18, 2016, a shareholder derivative case was filed in the Superior Court of California, Santa Clara County, Shaffer v. Kispert et al., No. 16 CV 291726.  The complaint names current and former officers and members of the Board of Directors as defendants and seeks recovery on behalf of the Company based on substantially the same allegations as the securities class action litigation described above.  The parties have agreed to stay the case pending further activities in the securities class action litigation, and the court signed a stipulation and order to that effect.

Plectrum, LLC v. Extreme Networks, Inc. Patent Infringement Suit

On February 27, 2017, the Company was served with a patent infringement complaint, dated February 2, 2017, and filed by Plectrum LLC in the U.S. District Court for the Eastern District of Texas.  The case is Plectrum LLC v. Extreme Networks, Inc., No. 4:17-cv-0079.  The complaint asserts infringement of U.S. Patent Nos. 5,978,951, 6,205,149, and 6,751,677.  The complaint asserts that the Company infringes based on its manufacture, use, sale, and/or offer for sale of the Company’s S-Series products and Summit Series Switch products.  Plectrum seeks an injunction and damages of an unspecified amount.  The Company has not yet responded to the complaint.

XR Communications, LLC d/b/a Vivato Technologies, LLC v. Extreme Networks, Inc.

On April 19, 2017, XR Communications, LLC (“XR”) (d/b/a Vivato Technologies, LLC) sued Extreme in the Central District of California.   The complaint asserts infringement of U.S. Patent Nos. 7,062,296; 7,729,728; and 6,611,231. XR seeks damages of an unspecified amount and on-going royalties, but not an injunction. The Company has not yet responded to the complaint.  The Company believes the claims are without merit and intends to vigorously defend the claims.

Indemnification Obligations

Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and Delaware law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals' reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of these claims. The cost to defend the Company and the named individuals could have a material adverse effect on its consolidated financial position, results of operations and cash flows in the future. Recovery of such costs under its director and officers’ insurance coverage is uncertain. As of March 31, 2017, the Company had no outstanding indemnification claims.

10.	Income Taxes

For the three months ended March 31, 2017 and 2016, the Company recorded an income tax provision of $1.2 million and $0.9  million, respectively.    For the nine months ended March 31, 2017 and 2016, the Company recorded an income tax provision of $3.3 million and $3.0 million, respectively.

The income tax provisions for the three months ended March 31, 2017 and 2016, consisted primarily of taxes on the income of the Company’s foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc. and the Zebra WLAN Business. The income tax provisions for both fiscal years were calculated based on the actual results of operations for the three months ended March 31, 2017 and 2016, and therefore may not reflect the annual effective tax rate.

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

The acquisition of Enterasys included a U.S. parent company as well as its wholly-owned domestic and foreign subsidiaries. The Company elected to treat this stock acquisition as an asset purchase by filing the required election forms under IRC Sec 338(h)(10).  Additionally, the Company purchased the Zebra WLAN Business in an asset acquisition.  The Company has estimated the value of the intangible assets from these transactions and is amortizing the amounts over 15 years for tax purposes.  During the three and nine months ended March 31, 2017, the Company deducted $1.3 million and $3.7 million of tax amortization expense respectively, for each period of tax related to capitalized goodwill resulting from the acquisition of Enterasys and the Zebra WLAN Business. As of March 31, 2017, the Company recorded a deferred tax liability of $5.8 million related to this amortization which is not considered a future source of taxable income in evaluating the need for a valuation allowance against its deferred tax assets.

The Company had $19.4 million of unrecognized tax benefits as of March 31, 2017.  The future impact of the unrecognized tax benefit of $19.3 million, if recognized, would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. The Company does not anticipate any events to occur during the next twelve months that would reduce the unrealized tax benefit as currently stated in the Company’s balance sheet.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Net loss	$(5,604)	$(10,784)	$(20,694)	$(29,544)
Weighted-average shares used in per share calculation - basic and diluted	109,213	104,104	107,531	102,486
Net loss per share - basic and diluted	$(0.05)	$(0.10)	$(0.19)	$(0.29)

The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Options to purchase common stock	—	4,439	398	7,249
Restricted stock units	4	330	7	959
Employee Stock Purchase Plan shares	269	185	269	185
Total shares excluded	273	4,954	674	8,393

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

As of March 31, 2017, forward foreign currency contracts had a notional principal amount of $4.3 million and an immaterial unrealized gain. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. As of March 31, 2016, the Company did not have any derivative instruments outstanding.

Foreign currency transactions gains and losses from operations was gain of $0.8 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.   Foreign currency transactions gains and losses from operations was gain of $0.0 million and $1.3 million for the nine months ended March 31, 2017 and 2016, respectively.

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

The Company attributes revenues to geographic regions primarily based on the customer's ship-to location. Information regarding geographic areas is as follows (in thousands):

	Three Months Ended		Nine Months Ended
Net Revenues:	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Americas:
United States	$79,088	$58,205	$202,139	$173,298
Other	3,448	5,398	21,618	18,983
Total Americas	82,536	63,603	223,757	192,281
EMEA:
Germany	17,918	16,795	61,782	49,150
Other	34,058	33,563	97,526	112,336
Total EMEA	51,976	50,358	159,308	161,486
APAC:	14,152	10,925	36,352	35,005
Total net revenues	$148,664	$124,886	$419,417	$388,772

Long Lived Assets:	March 31, 2017	June 30, 2016
Americas	$67,484	$58,277
EMEA	9,909	14,234
APAC	4,236	2,493
Total long lived assets	$81,629	$75,004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q for the third quarter of fiscal 2017, our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; the timing of any recovery in the global economy; risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products and our ability to receive the anticipated benefits of the acquisition of the Zebra Business.

Business Overview

We believe that understanding the following key developments is helpful to an understanding of our operating results for the fiscal quarter ended March 31, 2017.

Extreme Networks, Inc., together with its subsidiaries (collectively referred to as “Extreme” and as “we”, “us” and “our”) is a leader in providing software-driven networking solutions for enterprise customers. Providing a combined end-to-end solution from the data center to the access point, Extreme designs, develops and manufactures wired and wireless network infrastructure equipment and develops the software for network management, policy, analytics, security and access controls. We strive to help our customers and partners Connect Beyond the Network™ by building world-class software and network infrastructure solutions that solve the wide range of problems faced by information technology (“IT”) departments.

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

•

Multi-vendor management from a “single pane of glass”.  Extreme offers a single unified management system that is designed to provide insight, management and control across the entire network.  This can provide better visibility to make the network easier to manage and troubleshoot, often with lower operating expenses.  Our software can also manage many other vendors’ network devices, enabling our customers to potentially maximize device lifespan.

•

Software-driven vertical solutions. We design our software-driven solutions to support the unique needs of our target vertical markets in industries such as, healthcare, hospitality, education, manufacturing, government, transportation and logistics and retail. These solutions are well positioned to add value to our vertical-specific partner ecosystem.

•

Application-aware Quality of Service (“QoS”) and analytics. Extreme has innovative analytic software that enables our customers to see application usage across the network and apply policies that maximize network capabilities.   This allows our customers to improve the user experience and drive better business outcomes.

•

Built-in identity and access control.  We design our network access control and identity management with the wired and wireless hardware. The Air Defense Services Platform (“ADSP”) leads the industry in Wireless Intrusion Prevention and supports advanced forensics analysis required for PCI, HIPAA and other compliance regulations.

•

EZ policy assignment and software-defined networking (“SDN”).  ExtremeControl and ExtremeManagement software allow our customers to assign policy across the entire network.  The SDN component adds versatility for implementing policies that increase network utilization.

•

Managed Services Solutions. Extreme outsourced network monitoring and management services can save money on IT staff and training and allow the IT staff to focus on more strategic tasks to drive better value across the business.

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

During the three and nine months ended March 31, 2017, we recognized acquisition costs of $1.1 million and $7.6 million, respectively, which is included in “Acquisition and integration costs” in the accompanying condensed consolidated statements of operations.

Future Acquisitions

On March 7, 2017, we entered into an Asset Purchase Agreement (“Purchase Agreement”) with Avaya Inc., (“Avaya”), to purchase Avaya’s fabric-based secure networking solutions and network security solutions business (the “Business”).  Upon the terms and subject to the conditions of the Purchase Agreement, we will acquire customers, employees, technology and other assets of the Business, as well as assume certain contracts and other liabilities of the Business, for a purchase price of $100 million, subject to certain adjustments set forth in the Purchase Agreement related to net working capital, deferred revenue, certain assumed lease obligations and certain assumed pension obligations for transferring employees of the Business.  Pursuant to certain ancillary agreements, Avaya will also provide us with access to certain technology related to the Business, as well as transition services for a period of time following the closing of the transaction.  The Purchase Agreement is contingent upon approval of the court and we have made a deposit of $10.0 million toward the purchase price, which is included in “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets.

During the three and nine months ended March 31, 2017, we recognized acquisition costs of $1.3 million, which is included in “Acquisition and integration costs” in the accompanying condensed consolidated statements of operations related to the Purchase Agreement.

On March 29, 2017, we entered into another Asset Purchase Agreement (the “Purchase Agreement II”) with LSI Corporation,

(“LSI”), and, solely for the purposes set forth in the Purchase Agreement II, Broadcom Corporation, (“Broadcom”) to purchase the data center technology business (the “ Business II”) of Brocade Communication Systems, Inc. (“Brocade”) and its subsidiaries.  Upon the terms and subject to the conditions of the Purchase Agreement II, we will acquire customers, employees, technology and other assets of the Business II, as well as assume certain contracts and other liabilities of the Business II, for an upfront cash closing payment equal to $35.0 million, plus a deferred payment equal to $20.0 million to be paid $1 million per quarter for 20 quarters following the closing date of the transaction (the “Closing,” and such date, the “Closing Date”), plus quarterly earnout payments equal to 50% of profits of the Business II for the five-year period commencing at the end of our first full fiscal quarter following the Closing Date.  Pursuant to certain ancillary agreements, LSI will also provide us with access to certain technology related to the Business II, as well as transition services for a period of time following the Closing.  The acquisition will include the rights to have manufactured and sold Brocade’s current SLX based solutions product portfolio, which launched in March 2017.  The Purchase Agreement II is contingent upon Broadcom acquiring Brocade, therefore we do not expect our transaction to close until the first quarter of fiscal 2018.

During the three and nine months ended March 31, 2017, we recognized acquisition costs of $1.0 million, which is included in “Acquisition and integration costs” in the accompanying condensed consolidated statements of operations related to the Purchase Agreement II.

Results of Operations

During the third quarter of fiscal 2017, we achieved the following results:

•	Net revenues of $148.7 million compared to $124.9 million in the third quarter of fiscal 2016.
•	Product revenues of $110.8 million compared to $92.7 million in the third quarter of fiscal 2016.
•	Service revenues of $37.9 million compared to $32.2 million in the third quarter of fiscal 2016.
•	Total gross margin of 55.3% of net revenues compared to 50.2% of net revenues in the third quarter of fiscal 2016.
•	Operating loss of $3.2 million compared to $8.9 million in the third quarter of fiscal 2016.
•	Net loss of $5.6 million compared to a net loss of $10.8 million in the third quarter of fiscal 2016.
•	Cash flow provided by operating activities of $44.0 million in the nine months ended March 31, 2017 compared to $18.9 million in the nine months ended March 31, 2016.
•	Cash and cash equivalents of $117.3 million compared to $88.3 million as of March 31, 2016.

Net Revenues

The following table presents net product and service revenue for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2017	March 31, 2016	$ Change	% Change	March 31, 2017	March 31, 2016	$ Change	% Change
Net Revenues:
Product	$110,789	$92,711	$18,078	19.5%	$310,709	$289,447	$21,262	7.3%
Percentage of net revenue	74.5%	74.2%			74.1%	74.5%
Service	37,875	32,175	5,700	17.7%	108,708	99,325	9,383	9.4%
Percentage of net revenue	25.5%	25.8%			25.9%	25.5%
Total net revenues	$148,664	$124,886	$23,778	19.0%	$419,417	$388,772	$30,645	7.9%

Product revenues increased $18.1 million or 19.5% for the three months ended March 31, 2017 as compared to the corresponding period of fiscal 2016.  Product revenues increased by $21.3 million or 7.3% for the nine months ended March 31, 2017 as compared to the corresponding period of fiscal 2016.  The increases in product revenues for both periods of fiscal 2017 were attributable to growth in our wireless business due to the acquisition of the WLAN Business and lower discounting from list price.  The increase was partially offset by lower e-rate educational revenue.

Service revenues increased $5.7 million or 17.7% in the third quarter of fiscal 2017, compared to the corresponding period of fiscal 2016. Service revenues increased $9.4 million or 9.4% for the nine months ended March 31, 2017, compared to the corresponding period of fiscal 2016.  The increase in service revenues for both periods was due to the acquisition of the WLAN Business and the increased number of service contracts acquired.

The following table presents the product and service, gross profit and the respective gross profit percentages for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2017	March 31, 2016	$ Change	% Change	March 31, 2017	March 31, 2016	$ Change	% Change
Gross profit:
Product	$58,388	$42,471	$15,917	37.5%	$154,722	$135,170	$19,552	14.5%
Percentage of product revenue	52.7%	45.8%			49.8%	46.7%
Service	23,758	20,249	3,509	17.3%	68,024	62,943	5,081	8.1%
Percentage of service revenue	62.7%	62.9%			62.6%	63.4%
Total gross profit	$82,146	$62,720	$19,426	31.0%	$222,746	$198,113	$24,633	12.4%
Percentage of net revenue	55.3%	50.2%			53.1%	51.0%

Product gross profit increased $15.9 million or 37.5% in the third quarter of fiscal 2017 as compared to the corresponding period in fiscal 2016.  Gross profit increased during the third quarter of fiscal 2017 due to higher revenues of $18.1 million, lower intangible asset amortization of $2.7 million, lower material costs of $1.5 million and inventory charges of $0.9 million.

Product gross profit increased $19.6 million or 14.5% in the first nine months of fiscal 2017 as compared to the corresponding period in fiscal 2016.  Gross profit increased during the first nine months of fiscal 2017, due to higher revenues of $21.3 million, lower intangible asset amortization of $2.7 million, warranty charges of $3.3 million due to lower claim rates, offset by increases in excess inventory charges of $0.9 million related to the discontinuance of certain product lines due to the acquisition of the WLAN Business.

Service gross profit increased $3.5 million or 17.3% in the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2016 and increased $5.0 million or 8.1% in the first nine months of fiscal 2017 as compared to the corresponding period of fiscal 2016.  The increase in service gross profit was due to the increase in service revenues related to the acquisition of the WLAN Business and the increased service contracts acquired for both periods of fiscal 2017.

Operating Expenses

The following table presents operating expenses for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2017	March 31, 2016	$ Change	% Change	March 31, 2017	March 31, 2016	$ Change	% Change
Research and development	$24,691	$18,852	$5,839	31.0%	$67,003	$59,836	$7,167	12.0%
Sales and marketing	38,759	38,322	437	1.1%	116,824	111,442	5,382	4.8%
General and administrative	9,612	8,957	655	7.3%	27,296	27,896	(600)	(2.2)%
Acquisition and integration costs	3,418	—	3,418	—	9,908	1,157	8,751	756.4%
Restructuring and related charges, net of reversals	7,719	1,358	6,361	468.4%	9,572	9,992	(420)	(4.2)%
Amortization of intangibles	1,193	4,142	(2,949)	(71.2)%	7,510	12,860	(5,350)	(41.6)%
Total operating expenses	$85,392	$71,631	$13,761	19.2%	$238,113	$223,183	$14,930	6.7%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses increased by $5.8 million or 31.0% for the three months ended March 31, 2017 as compared to the corresponding period of fiscal 2016.  The increase in research and development expenses was due to higher personnel costs of $4.2 million due to increased headcount related to the acquisition of the WLAN Business, higher facility and information technology costs of $0.9 million associated with the WLAN Business, increased professional fees of $0.6 million and increased equipment costs of $0.1 million.

Research and development expenses increased by $7.2 million or 12.0% for the nine months ended March 31, 2017 as compared to the corresponding period of fiscal 2016.  The increase in research and development expenses was due to higher personnel costs of $5.1 million, increased professional fees of $1.1 million and increased facility and information technology costs of $1.0 million.  All of which were driven by the acquisition of the WLAN Business.

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $0.4 million or 1.1% for the three months ended March 31, 2017 as compared to the corresponding period of fiscal 2016.  The increase in sales and marketing expenses was primarily due to higher personnel costs of $0.7 million driven in large part by the acquisition of the WLAN Business partially offset with reduced marketing costs of $0.3 million.

Sales and marketing expenses increased by $5.4 million or 4.8% for the nine months ended March 31, 2017 as compared to the corresponding period of fiscal 2016. The increase in sales and marketing expenses was primarily due to higher personnel costs of $3.2 million, travel costs of $1.2 million and professional fees of $0.7 million, due in large part to the acquisition of the WLAN Business.  The increases were partially offset by reduced marketing costs of $0.4 million.

General and Administrative Expenses

General and administrative expense consists primarily of personnel costs, legal and professional service costs, share-based compensation, travel and facilities and information technology costs.

General and administrative expenses increased by $0.7 million or 7.3% for the three months ended March 31, 2017 as compared to the corresponding period of fiscal 2016. The increase in general and administrative expenses was due to higher personnel costs of $0.3 million and professional fees and sales taxes of $0.4 million.

General and administrative expenses decreased by $0.6 million or 2.2% for the nine months ended March 31, 2017 as compared to the corresponding period of fiscal 2016. The decrease in general and administrative expenses was due to lower personnel costs of $1.0 million partially offset by an increase in professional fees of $0.4 million.

Acquisition and Integration Costs

During the three months ended March 31, 2017 and 2016, we recorded $3.4 million and none, respectively, of acquisition and integration costs.  Expenses for the three months ended March 31, 2017 consisted primarily of legal and accounting services associated with the acquisition of the WLAN Business.

During the nine months ended March 31, 2017 and 2016, we recorded $9.9 million and $1.2 million, respectively, of acquisition and integration costs.  Costs for the nine months ended March 31, 2017 relate primarily to the acquisition of the WLAN Business and costs for the nine months ended March 31, 2016 were related to integration costs primarily for IT and sales integration associated with Enterasys.

Restructuring and Related Charges

During the three months ended March 31, 2017, we incurred $7.7 million in restructuring and other charges.  The significant charges during the quarter were related to a reduction in force totaling $5.3 million.  Additionally, we entered into a sublease agreement for our Rio Robles site in San Jose, California during the third quarter of fiscal 2017. The sublease is for the remaining duration of the our lease. The sublease resulted in adjustments to the prior estimates for the amount of sublease payments, timing of sublease activities and real estate commissions associated with the sublease.   The adjustments to sub-lease income to be received related to the future obligations for non-cancelable lease payments in the amount of $1.5 million and accelerated depreciation of leasehold improvements and fixed assets in the amount of $0.9 million.

During the nine months ended March 31, 2017, we incurred $9.6 million in restructuring and other charges.  The significant charges during the period was related to a reduction in force totaling $5.3 million.  Additionally, there were adjustments to estimated sub-lease income to be received related to the future obligations for non-cancelable lease payments in the amount of $1.7 million and accelerated depreciation of leasehold improvements and fixed assets in the amount of $2.6 million.

During the three months ended March 31, 2016, we incurred $1.2 million in charges related to amending our facility lease in North Carolina and $0.2 million of adjustments to severance and benefits.  Excess facilities charges included the acceleration of depreciation of leasehold improvements in the amount of $1.2 million, and contract termination charges and other of $1.0 million.  These charges were partially offset by adjustments to the estimated future sublease income at our San Jose facility of $0.3 million.

During the nine months ended March 31, 2016, we incurred $10.0 million in excess facilities charges. Excess facilities charges included $4.4 million of accrued lease costs pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities, acceleration of depreciation of leasehold improvements of $4.5 million and contract termination charges and professional fees of $1.0 million.

Amortization of Intangibles

During the three months ended March 31, 2017 and 2016, we recorded $1.2 million and $4.1 million, respectively of amortization expense recorded in operating expenses in the condensed consolidated statements of operations.  The reduction was due to complete amortization of acquired intangibles from the Enterasys acquisition.

During the nine months ended March 31, 2017 and 2016, we recorded $7.5 million and $12.9 million, respectively of amortization expense recorded in operating expenses in the condensed consolidated statements of operations. The reduction was due to complete amortization of acquired intangibles from the Enterasys acquisition.

Interest Expense

          During the three and nine months ended March 31, 2017 we recorded $1.2 million and $3.0 million, respectively, in interest expense primarily in connection with our Credit Facility, as amended. We expect our interest expense will increase in future periods due to the higher balances of our Credit Facility, as Amended.

During the three and nine months ended March 31, 2016, we recorded $0.8 million and $2.4 million, respectively, in interest expense primarily in connection with our Credit Facility, as Amended.

Other Income (Expense)

During the three months ended March 31, 2017 and 2016, we recorded expenses of $0.3 million, for both periods, in other expense. The charge was primarily due to foreign exchange losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

During the nine months ended March 31, 2017 and 2016 we recorded income of $0.6 million and $0.8 million, respectively, in other income. The increases for both periods was primarily due to foreign exchange gains from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended March 31, 2017 and 2016, we recorded an income tax provision of $1.2 million and $0.9 million, respectively. For the nine months ended March 31, 2017 and 2016, we recorded an income tax provision of $3.3 and $3.0 million, respectively.

The income tax provisions for the three months ended March 31, 2017 and 2016 consisted primarily of taxes on the income of our foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys and the WLAN Business.

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

Business Combinations

We allocate the purchase price of acquired business’ to the tangible and intangible assets acquired and liabilities assumed, assumed equity awards, as well as to in-process research and development based upon their estimated fair values at the acquisition date.   The purchase price allocation process requires management’s judgment and often involves the use of significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, deferred revenue obligations and equity assumed.

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

Liquidity and Capital Resources

The following summarizes information regarding our cash, investments, and working capital (in thousands):

	March 31, 2017	June 30, 2016
Cash and cash equivalent	$117,280	$94,122
Total cash and investments	$117,280	$94,122
Working capital	$47,056	$17,442

As of March 31, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $117.3 million, accounts receivable, net of $102.0 million and availability of borrowings from the Revolving Facility of $23.2 million. Our principal uses of cash will include repayments of debt and related interest, purchase of finished goods inventory from our contract manufacturers, payroll, restructuring expenses and other operating expenses related to the development, marketing of our products and purchases of property and equipment. We believe that our $117.3 million of cash and cash equivalents at March 31, 2017, cash flows from operations along with the availability of borrowings from the Revolving Facility will be sufficient to fund our principal uses of cash for at least the next 12 months.

During the three months ended December 31, 2016, we entered into an Amended and Restated Credit Agreement which agreement was subsequently amended on March 2, 2017, by Amendment One to such agreement (collectively the agreement and Amendment One, the “Credit Facility, as Amended”) with Silicon Valley Bank, JPMorgan Chase Bank, N.A., Bank of America, N.A., Cadence Bank, N.A., and Comerica Bank (collectively, the “Lenders”).  The Credit Facility, as Amended provides for a five-year $90.5 million term loan (“Term”) and a five-year $50.0 million revolving credit facility (“Revolver”), which includes a $5.0 million swing line loan sub facility and a $10.0 million letter of credit sub facility.  The Credit Facility, as Amended among other things, amends and restates the Company’s existing credit facility.  The Credit Facility, as Amended is collateralized by substantially all of the assets of the Company.

The Credit Facility, as Amended, contains financial covenants that among other things, require us to maintain a minimum Consolidated Fixed Charge Coverage Ratio and Consolidated Quick Ratio and a maximum Consolidated Leverage Ratio and other financial and non-financial covenants and restrictions that limit our ability to incur additional indebtedness, create liens upon any of our property, merge, consolidate or sell all or substantially all of our assets.

The Credit Facility, as Amended, also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, if any representation or warranty made by us is false or misleading in any material respect, certain insolvency or receivership events affecting Extreme and its subsidiaries, the occurrence of certain material judgments, the occurrence of certain ERISA events, the invalidity of the loan documents or a change in control of our Company.  The amounts outstanding under the Credit Facility, as Amended, may be accelerated upon certain events of default.  At March 31, 2017, we were in compliance and expect to remain in compliance with the covenants of the Credit Facility, as Amended, and they are not expected to impact our liquidity or capital resources.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Nine Months Ended
	March 31, 2017	March 31, 2016
Net cash provided by operating activities	$43,961	$18,913
Net cash used in investing activities	(69,159)	(2,797)
Net cash provided by (used in) financing activities	48,328	(3,665)
Foreign currency effect on cash	28	(342)
Net increase in cash and cash equivalents	$23,158	$12,109

Net Cash Provided By Operating Activities

Cash flows provided by operations in the nine months ended March 31, 2017 were $44.0 million due to non-cash expenses of $35.4 million for items such as amortization of intangibles, stock-based compensation expense and depreciation as well as decreases in inventory, prepaid expenses and other assets and increases in accounts payable, deferred revenues and other current and long-term liabilities.   This was partially offset by the current period's net loss of $20.7 million along with increases in accounts receivable.

Cash flows provided by operations in the nine months ended March 31, 2016, were $18.9 million due to non-cash expenses of $50.9 million such as amortization of intangibles, stock-based compensation expense and depreciation as well as decreases in accounts receivables and was partially offset by the current period's net loss of $29.6 million and decreases in accounts payable and deferred distributor revenues.

Net Cash Used In Investing Activities

Cash flows used in investing activities in the nine months ended March 31, 2017 and 2016 were $69.2 million and $2.8 million, respectively.  For the nine months ended March 31, 2017, cash flows consisted of expenditures of $51.1 million for the WLAN Business acquisition, $10.2 million in deposits in conjunction with a future acquisition and $7.8 million of purchases of property and equipment.  For the nine months ended March 31, 2016, amounts consisted of purchases of property and equipment.

Net Cash Provided by Financing Activities

Cash flows provided by financing activities in the nine months ended March 31, 2017 were $48.3 million which consisted of new borrowings of $48.3 million under our Credit Facility, as amended, $9.2 million proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”) and the exercise of stock options, net of taxes paid on vested and released stock awards, offset by repayment of debt totaling $7.8 million and $1.3 million of loan fees incurred in connection with the Credit Facility, as amended.

Cash flow used in financing activities in the nine months ended March 31, 2016 were $3.7 million, consisting of $23.1 million of cash used for repayment of debt partial offset by borrowings under the Revolver of $15.0 million and $4.5 million of proceeds from the issuance of shares of our common stock under the ESPP combined with the exercise of stock options and vested and released stock awards, net of taxes paid.

Foreign currency effect on cash

Foreign currency effect on cash increased in the nine months ended March 31, 2017, primarily due to changes in foreign currency exchange rates between the US Dollar and particularly the Brazilian Real, British Pound, Indian Rupee and the EURO.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Debt obligations	$95,976	$11,313	$36,200	$48,463	$—
Interest on debt obligations	12,234	3,952	6,053	2,229	—
Non-cancellable inventory purchase commitments	88,879	88,879	—	—	—
Non-cancellable purchase commitments	22,816	5,066	10,375	7,375	—
Non-cancellable operating lease obligations	54,988	12,513	20,134	14,458	7,883
Other liabilities	950	200	400	350	—
Total contractual cash obligations	$275,843	$121,923	$73,162	$72,875	$7,883

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $88.9 million as of   March 31, 2017. We expect to honor the inventory purchase commitments within the next 12 months.

Non-cancelable purchase commitments represent future payments for software and support used in our products.

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

We did not have any material commitments for capital expenditures as of March 31, 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The following table presents the amounts of our cash equivalents that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2017  (dollars in thousands).

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
March 31, 2017
Included in cash equivalents	$4,284	$—	$—	$4,284	$4,284
Weighted average interest rate	0.50%	—%	—%

The following tables present hypothetical changes in fair value of the financial instruments held at March 31, 2017  that are sensitive to changes in interest rates (in thousands):

Unrealized gain given a decrease in interest rate of X bps		Fair value as of	Unrealized loss given an increase in interest rate of X bps
(100 bps)	(50 bps)	March 31, 2017	100 bps	50 bps
$—	$—	$4,284	$—	$—

Debt

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from our credit facility.

The following table presents hypothetical changes in interest expense for the quarter endedMarch 31, 2017 , on outstanding credit facility borrowings as of March 31, 2017 , that are sensitive to changes in interest rates (in thousands):

Change in interest expense given a decrease in interest rate of X bps*		Average outstanding debt as of	Change in interest expense given an increase in interest rate of X bps
(100 bps)	(50 bps)	March 31, 2017	100 bps	50 bps
$(240)	$(120)	$95,975	$240	$120

*	Underlying interest rate was 0.15% during the quarter. The table above assumed the underlying interest rate did not decrease below 0%.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other expense, net. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. At March 31, 2017, we had $4.3 million notional of forward foreign currency contracts outstanding.

Foreign currency transaction gains and losses from operations was a gain of $0.0 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.   Foreign currency transaction gains and losses from operations was a gain of $0.6 million and $1.3 million for the nine months ended March 31, 2017 and 2016, respectively

Item 4. Controls and Procedures

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

For example, on October 28, 2016, we completed the acquisition of the WLAN Business from Zebra (the “WLAN Business”) and incurred approximately $100.5 million of indebtedness to pay off existing debt and to finance the acquisition.  As of March 31, 2017, $98.2 million of this indebtedness remained outstanding.

On March 7, 2017, we entered into an asset purchase agreement with Avaya Inc., or Avaya, to purchase Avaya’s fabric-based secure networking solutions and network security solutions business under section 363 of the United States Code, 11 U.S.C. § 101-1532 (the “Bankruptcy Code”) for a purchase price of $100 million (the “Avaya Transaction”), which is described in more detail in the risk factor below.

Further, on March 29, 2017, we entered into an Asset Purchase Agreement with LSI Corporation and, solely for the purposes set forth in the Asset Purchase Agreement, Broadcom Corporation, to purchase the data center technology business of Brocade Communication Systems, Inc. and its subsidiaries. This transaction is subject to certain conditions that may not occur, and if we do consummate the transaction, we may not realize the anticipated benefits and will assume certain contracts and related liabilities.

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

Our strategic transaction with Avaya may not be consummated or may not deliver the anticipated benefits we expect.

On March 7, 2017, we entered into an asset purchase agreement with Avaya, to purchase Avaya’s fabric-based secure networking solutions and network security solutions business under section 363 of the Bankruptcy Code for a purchase price of $100 million (the “Avaya Transaction”). We are devoting a significant proportion of our time and resources to consummating the Avaya Transaction, however, there can be no assurance that such activities will result in the consummation of this transaction.  In connection with the purchase agreement, Avaya is seeking approval of a bidding and public auction process pursuant to the Bankruptcy Code, and as such, the purchase agreement is subject to higher or better offers made in accordance with bidding procedures that are approved by the Bankruptcy Court.

Each party’s obligation to consummate the Avaya Transaction is also subject to other customary conditions, including (i) the absence of any law or governmental order prohibiting or preventing the consummation of the transactions contemplated, (ii) the receipt of certain needed governmental approvals and authorizations, (iii) the receipt of certain material contractual consents, (iv) the accuracy of the representations and warranties and compliance with the covenants set forth in the purchase agreement, (v) the absence of any material adverse effect on the business, (vi) the approval and entry of the bidding procedures order by the Bankruptcy Court and (vii) the approval of the transaction and entry of a sale order by the Bankruptcy Court. In the event that any of these closing conditions is not satisfied, we may not be able to consummate the Avaya Transaction. In addition, even if we are able to consummate the Avaya Transaction, such transaction may not deliver the benefits we anticipate or enhance stockholder value.

Our strategic transaction with Broadcom may not be consummated or may not deliver the anticipated benefits we expect.

On March 29, 2017, we entered into an Asset Purchase Agreement with LSI Corporation and, solely for the purposes set forth in the Asset Purchase Agreement, Broadcom Corporation, to purchase the data center technology business of Brocade Communication Systems, Inc. and its subsidiaries (the “Brocade Transaction”). This transaction is subject to certain conditions that may not occur, and if we do consummate the transaction, we may not realize the anticipated benefits and will assume certain contracts and related liabilities.

We are devoting a significant proportion of our time and resources to consummating the Brocade Transaction, however, there can be no assurance that such activities will result in the consummation of this transaction.

The closing of the Brocade Transaction is subject to the consummation of the merger of Bobcat Merger Sub, Inc., a direct wholly owned subsidiary of LSI, with and into Brocade, upon the terms and subject to the conditions set forth in the Agreement and Plan of Merger, dated as of November 2, 2016, by and among Broadcom Limited, Broadcom, Brocade and Bobcat Merger Sub, and the satisfaction of customary closing conditions, including, among other matters, (i) the absence of any law or governmental order prohibiting or preventing the consummation of the transactions contemplated by the Purchase Agreement, (ii) the receipt of certain needed governmental approvals and authorizations, (iii) the accuracy of the representations and warranties and compliance with the covenants set forth in the Purchase Agreement, each in all material respects, and (iv) the absence of any material adverse effect on the business.

In the event that any of these closing conditions is not satisfied, we may not be able to consummate the Brocade Transaction. In addition, even if we are able to consummate the Brocade Transaction, such transaction may not deliver the benefits we anticipate or enhance stockholder value.

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

We have in the past, currently are and will likely in the future pursue or be subject to claims or lawsuits in the normal course of our business. In addition to the risks related to the intellectual property lawsuits described above, we are currently parties to other litigation as described in Note 8 to our Notes to Condensed Consolidated Financial Statements. Regardless of the result, litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a lawsuit in which we are a defendant could result in a court order against us or payments to other parties that would have an adverse effect on our business, results of operations or financial condition. Even if we are successful in prosecuting claims and lawsuits, we may not recover damages sufficient to cover our expenses incurred to manage, investigate and pursue the litigation. In addition, subject to certain limitations, we may be obligated to indemnify our current and former customers, suppliers, directors, officers and employees in certain lawsuits. We may not have adequate insurance coverage to cover all of our litigation costs and liabilities.

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

As a public company, we are subject to requirements under the  Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, and the regulations adopted by the SEC as a result of the Dodd-Frank Act, that require us to perform certain reasonable country of origin inquiry and diligence exercises, and disclose and report on our diligence process and efforts to ascertain whether or not our products may contain “conflict minerals” mined from the Democratic Republic of the Congo or adjoining countries.  These requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we continue to incur additional costs to comply with these disclosure requirements, including costs related to conducting ongoing diligence procedures and, if applicable, potential changes to products, processes or sources of supply as a consequence of such activities. We may encounter challenges to satisfy customers who require that all of the components of our products are certified as “conflict free.” If we cannot satisfy these customers, they may choose a competitor’s products.

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

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum.  The terms of the withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiated the withdrawal process in March 2017.  Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal.  The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal.  These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.  Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our securities.

While the full effects of the referendum will not be known for some time, the referendum and beginnings of the British exit from the European Union could cause disruptions to, and create uncertainty surrounding, our business with customers in the United Kingdom. One of the most immediate effects of the referendum to date includes the currency exchange rate fluctuations that have resulted in the strengthening of the U.S. Dollar against the U.K. Pound Sterling. The weaker U.K. Pound Sterling means that revenues earned in U.K. Pounds Sterling translate to lower reported U.S. Dollar revenues. The weaker U.K. Pound Sterling also means that expenses incurred in U.K. Pounds Sterling translate to lower reported U.S. Dollar expenses. In addition, the continued strength and future increases in the value of the U.S. Dollar relative to the U.K. Pounds Sterling could make the sale of our products less competitive in the United Kingdom.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable

Item 3. Defaults Upon Senior Securities - Not applicable

Item 4. Mine Safety Disclosure - Not Applicable

Item 5. Other Information – Not Applicable

Item 6. Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

2.1	Asset Purchase Agreement, dated March 7, 2017, by and between Extreme Networks, Inc. and Avaya, Inc.	8-K	3/7/2017	2.1

2.2	Amendment No. 1, dated April 3, 2017, to the Asset Purchase Agreement, dated March 7, 2017, by and between Extreme Networks, Inc. and Avaya, Inc.				X

2.3	Asset Purchase Agreement, dated as of March 29, 2017, by and among LSI Corporation, Extreme Networks, Inc. and, solely for the purposes set forth therein, Broadcom Corporation.	8-K	3/29/2017	2.1

10.1

First Amendment to the Amended and Restated Credit Agreement, dated as of March 2, 2017, by and among the Company, as borrower, the several banks and other financial institutions or entities party thereto as lenders, and Silicon Valley Bank, as administrative agent and collateral agent.

X

10.2	Sublease Agreement, dated February 3, 2017, by and between the Company as sub-landlord and Yangtze Memory Technologies, Inc. as sub-tenant.				X

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1	Section 906 Certification of Chief Executive Officer.				X

32.2	Section 906 Certification of Chief Financial Officer.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

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

May 4, 2017