Form 10-K
period 2017-06-30
EXTREME NETWORKS INC
filed 2017-09-13
CIK 1078271

ha

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 000-25711

Extreme Networks, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	77-0430270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6480 Via del Oro San Jose, California	95119
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $407.5 million as of December 31, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the per share closing price of the Registrant’s common stock as reported on The NASDAQ Global Market reported on such date.  For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

113,064,935 shares of the Registrant’s Common stock, $.001 par value, were outstanding as of September 6, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

PART I

Item1. Business

Overview

Extreme Networks, Inc., together with its subsidiaries (collectively referred to as “Extreme” and as “we”, “us” and “our”) is a leader in providing software-driven networking solutions for enterprise customers. Providing a combined end-to-end solution from the data center to the access point, Extreme designs and develops wired and wireless network infrastructure equipment and develops the software for network management, policy, analytics, security and access controls. We strive to help our customers and partners Connect Beyond the Network by building world-class software and network infrastructure solutions that solve the wide range of problems faced by information technology (“IT”) departments.

During fiscal year 2017, Extreme experienced a 13% year-over-year revenue growth.  These results reflect continued execution toward our strategic objectives, including results from the recently acquired wireless local area network (“WLAN”) business (“WLAN Business”) from Zebra Technologies Corporation (“Zebra”).

Enterprise network administrators from the data center to the access layer need to respond to the rapid digital transformational trends of cloud, mobility, big data, social business and the ever-present need for network security.  Accelerators such as Internet of Things (“IoT”), artificial intelligence (“AI”), bring your own device (“BYOD”), machine learning, cognitive computing, and robotics add complexity to challenge the capabilities of traditional networks. Technology advances have a profound effect across the entire enterprise network by placing unprecedented demands on network administrators to enhance management capabilities, scalability, programmability, agility, and analytics of the enterprise networks they manage.

A trend affecting the enterprise network equipment market is the continued adoption of the cloud-managed enterprise WLAN in the enterprise market. Hybrid cloud is a cloud computing environment which uses a mix of on-premises, private cloud and third-party, public cloud services with orchestration between the two platforms. We introduced ExtremeCloud, our Cloud offering in 2016 and announced our enhanced cloud offering in 2017.  ExtremeCloud is the only offering in the market that seamlessly integrates the Cloud with on premise infrastructures.

To facilitate the readers understanding, the following is a list of common terms in our industry used in the discussion of our business:

•	Access Point: A wireless access point, or more generally just access point (“AP”), is a networking hardware device that allows a Wi-Fi device to connect to a wired network. (Industry term)
•

OpenFlow: OpenFlow (“OF”) is considered one of the first software-defined networking (“SDN”) standards. It originally defined the communication protocol in SDN environments that enables the SDN Controller to directly interact with the forwarding plane of network devices such as switches and routers, both physical and virtual (hypervisor-based), so it can better adapt to changing business requirements. (Source: SDx Central)

•

OpenStack:  OpenStack software controls large pools of compute, storage, and networking resources throughout a datacenter, managed through a dashboard or via the OpenStack API. OpenStack works with popular enterprise and open source technologies making it ideal for heterogeneous infrastructure. (Source: OpenStack.org)

•

CloudStack:  CloudStack is an open source cloud computing software for creating, managing, and deploying infrastructure cloud services. It uses existing hypervisors such as KVM, VMware ESXi and XenServer/XCP for virtualization.

•	Single Pane of Glass: Single pane of glass is a term used to describe a management display console that integrates all parts of a computer infrastructure.
•

Fabric Attach: Avaya, Inc.’s (“Avaya”) Avaya Fabric Attach (“FA”) fundamentally introduces autonomic/automatic attachment to network services for end users IoT devices to a network infrastructure. Fabric Attach and Fabric Connect are key building blocks of the Avaya SDN Fx™ architecture.

•

Fabric Connect:   Fabric Connect is an extended implementation of the IEEE/IEFT standards for Shortest Path Bridging (“SPB”).  It offers a full-service network virtualization technology that combines the best of Ethernet and the best of IP.

•

Campus (Network): A campus network, or campus area network, or corporate area network or (“CAN”) is a computer network made up of an interconnection of local area networks (“LANs”) within a limited geographical area, such as a college campus, company campus, hospital, hotel, convention center or sports venue.

•

Data Center: A data center is a facility used to house computer systems and associated components, such as telecommunications and storage systems. It generally includes redundant or backup power supplies, redundant data communications connections, environmental controls (e.g. air conditioning, fire suppression) and various security devices.

•	Data Center Fabric technologies: Also known as networking switch fabric, is the basic topology of how a network is laid out and connected to switch traffic on a data or circuit-switched network.
•

Edge: An edge device is a device which provides an entry point into enterprise or service provider core networks. Examples include routers, routing switches, integrated access devices (“IADs”), multiplexers, and a variety of metropolitan area network (“MAN”) and wide area network (“WAN”) access devices.

•	Access: Network access is the closest point of entry to a network whether it is a wireless access point, Ethernet connection, or Wi-Fi device.
•

Aggregation: In computer networking, the term aggregation applies to various methods of combining (aggregating) multiple network connections in parallel in order to increase throughput beyond what a single connection could sustain, and to provide redundancy in case one of the links should fail.

•	Core: A core network, or network core, is the central part of a telecommunications network that provides various services to customers who are connected by the access network.
•

Layer 3 Data Center Interconnect; A Data Center Interconnect (“DCI”) refers to the networking of two or more different data centers to achieve business or IT objectives. This interconnectivity between separate data centers enables them to work together, share resources and/or pass workloads between one another.  A Layer 3 DCI refers to interconnection made through layer 3 of the commonly-referenced multilayered communication model, Open Systems Interconnection (“OSI”).

•

Flipped Classroom: Flipped classroom is an instructional strategy and a type of blended learning that reverses the traditional learning environment by delivering instructional content, often online, outside of the classroom.

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

•

The mobile workforce continues to proliferate. Employees expect high-quality and secure access to corporate resources in a BYOD world across a diversity of endpoints such as laptops, tablets, smart phones and wearables, whether they are within the corporate firewall or on-the-go.  With ExtremeManagement, IT departments focus their investment decisions on this mobile workforce, taking a unified view of wireless access, from the campus core and the data center.  Networking vendors offer end-to-end solutions that permit IT managers to meet employee expectations and to maximize IT return on investment.

•

Verticals such as healthcare, education, manufacturing, government, hospitality, which includes sports and entertainment venues and retail are connecting with their customers and guests beyond the network. These enterprises are investing in guest and location technologies that connect with their customers via their mobile devices over their WLAN. This allows them to obtain rich analytics for contextual marketing, which in turn, enables them to deliver a personalized brand experience. ExtremeGuest and ExtremeLocation have been built on cloud-based technology for simple implementation and fast release to market to better provide necessary insights into guest demographics and location-based analytics.

•

Growing usage of the cloud. Enterprises have migrated increasing numbers of applications and services to either private clouds or public clouds offered by third parties.  In either case, the network infrastructure must adapt to this new dynamic environment.  Intelligence and automation are key if enterprises are to derive maximum benefit from their cloud deployments. Ethernet speeds, scaling from 10 Gigabits per second ("G") to 40G and even 100G, provide the infrastructure for both private and public clouds. In addition, there is growing interest in SDN approaches that may include technologies such as OpenFlow, OpenStack, and CloudStack for increased network agility.

•

Vendor consolidation is expected to continue. Consolidation of vendors within the enterprise network equipment market and between adjacent markets (storage, security, wireless & voice software and applications) continues to gain momentum. We identified this trend in 2013 with our acquisition of Enterasys. Further, we believe customers are demanding more end-to-end, integrated networking solutions. To address this demand, we acquired the WLAN Business of Zebra in October 2016, and Avaya’s fabric-based secure networking solutions and network security solutions business (“Avaya Networking”) in July 2017.

Our strategy, product portfolio and research and development are closely aligned with what we have identified as the following trends in our industry:

○	The software segment of the worldwide enterprise network equipment market has continued to evolve and demands for improvements in Network Management will continue.
➣

Extreme announced our Enterprise Management Console in the fourth quarter of fiscal 2016.  This innovative software helps IT network administrators to navigate the unprecedented demands caused by the surge of IoT devices and technology.

○	SDN is providing more revenue and delivery models to the industry.
➣	Extreme’s SDN offering is innovative and adaptable to a wide range of use cases.
○	Enterprise adoption of the cloud and open-source options are disrupting traditional license and maintenance business models.
➣	Extreme announced cloud offerings in April 2016 and began participation in the OpenSwitch program in May 2016.
○	Growth of wireless devices continues to outpace hardwire switch growth.
➣	Extreme announced our 802.11ac Wave 2 wireless offering in late 2015 and plans to continue to advance our wireless portfolio of indoor and outdoor access points.

The Extreme Strategy

Extreme is focused on delivering end-to-end IP networking solutions for today’s enterprise environments. From wireless and wired access technologies, through the campus, core and into the datacenter, Extreme is developing solutions to deliver outstanding business outcomes for our customers.  Leveraging a unified management approach, both on premise and in the cloud, we continue to accelerate adoption and delivery of new technologies in support of emerging trends in enterprise networking. We continue to execute on our growth objectives by maximizing customer, partner, and shareholder value.

In fiscal 2014, we completed the acquisition of Enterasys Networks, on October 28, 2016, we completed the acquisition of the WLAN Business from Zebra, and on July 14, 2017, we completed the acquisition of Avaya Networking. These acquisitions support our growth strategy to lead the enterprise network equipment market with end-to-end software-driven solutions for enterprise customers from the data center to the wireless edge.  After the closing of the Avaya Networking transaction, Extreme immediately became a networking industry leader with more than 30,000 customers. As a network switching leader in enterprise, datacenter and cloud, after closing of the Avaya Networking business, we combine and extend our world-class products and technologies to provide customers with some of the most advanced, high performance and open solutions in the market as well as a superb overall customer experience.  The combination of Extreme and Avaya Networking is significant in that it brings together distinct strengths addressing the key areas of the network, from unified wired and wireless edge, to the enterprise core, to the data center and cloud.

Provider of high quality, software-driven, secure networking solutions and the industry’s #1 customer support organization

•	Only multi-vendor network management with “single pane of glass”
•	Delivering new releases of next generation portfolio organically and through acquisition

Key elements of our strategy include:

•

Enable customers and partners to “Connect Beyond the Network”.  We work with our customers to clearly understand their challenges and help them innovate with the latest networking technology. We help them move beyond just “keeping the lights on”, so they can think strategically and innovate. By allowing customers to access critical decision making intelligence, we are able reduce their daily tactical work so they can spend their time on learning and understanding how to innovate their business with IT.

•

Enable a common fabric to simplify and automate the network.  With the acquisition of Avaya Networking, Extreme now has access to field proven Campus and Data Center Fabric technologies.  Fabric technologies virtualize the network infrastructure (decoupling network services from physical connectivity) which enables network services to be turned up faster, with lower likelihood of error.  They make the underlying network much easier to design, implement, manage and troubleshoot.

•

Software-driven networking services-led solutions. Our software-driven solutions provide visibility, control and strategic intelligence from the Edge to the Data Center, across networks and applications. Our solutions include wired switching, wireless switching, wireless access points and controllers. We offer a suite of products that are tightly integrated with access control, network and application analytics as well as network management. All can be managed, assessed and controlled from one single pane of glass.

•

Offer customers choice – cloud or on premise. We leverage cloud where it makes sense for our customers and provide on premise solutions where customers need it. Our hybrid approach gives our customers options to adapt the technology to their business. At the same time, all of our solutions have visibility, control and strategic information built in, all tightly integrated with one single pane of glass. Our customers can understand what’s going on across the network and applications in real time – who, when, and what is connected to the network, which is critical for BYOD and IoT.

•

Enable IoT without additional IT resources. In a recent IoT IT infrastructure survey conducted in December 2016, enterprise IT decision makers across industry verticals indicated their preference to opt for their existing wireless connectivity infrastructure to support IoT devices. These preferences will place unprecedented demand on network administrators to enhance management capabilities, scalability and programmability of the enterprise networks they manage without additional IT resources.

•

Provide a strong value proposition for our customers. Our cloud-managed wired and wireless networking solutions that provide additional choice and flexibility with on or off premise network, device and application management coupled with our award-winning services and support provide a strong value proposition to the following customers and applications:

○	Enterprises and private cloud data centers use our products to deploy automated next-generation virtualized and high-density infrastructure solutions.
○

Enterprises and organizations in education, healthcare, manufacturing, hospitality, transportation and logistics and government agencies use our solutions for their mobile campus and backbone networks.

○	Enterprises, universities, healthcare and hospitality organizations use our solutions to enable better visibility and control of their data processing and analytics requirements.
•

Provide high-quality customer service and support. We seek to enhance customer satisfaction and build customer loyalty through high-quality service and support. This includes a wide range of standard support programs that provide the level of service our customers require, from standard business hours to global 24-hour-a-day, 365-day-a-year real-time response support.

•

Extend switching and routing technology leadership.  Our technological leadership is based on innovative switching, routing and wireless products, the depth and focus of our market experience and our operating systems - the software that runs on all of our Ethernet Switches.  Our products reduce operating expenses for our customers and enable a more flexible and dynamic network environment that will help them meet the upcoming demands of IoT, mobile, and cloud, etc. Furthermore, our network operating systems, our primary merchant silicon vendor, and select manufacturing partners permit us to leverage our engineering investment. We have invested in engineering resources to create leading-edge technologies to increase the performance and functionality of our products, and as a direct result, the value of our solution to our current and future customers. We look for maximum synergies from our engineering investment in our targeted verticals.

•

Expand Wi-Fi technology leadership.  Wireless is today’s network access method of choice and every business must deal with scale, density and BYOD challenges. The increase in demand being seen today, fueled by more users with multiple devices, increases the expectation that everything will just work. The network edge landscape is changing as the explosion of mobile devices increases the demand for mobile, transparent and always-on wired to wireless edge services. This new “unified access layer” requires distributed intelligent components to ensure that access control and resiliency of business services are available across the entire infrastructure and manageable from a single console.  Our unified access layer portfolio provides intelligence for the wired/wireless edge

•

Continue to deliver unified management and a common fabric across the wired/wireless environment from the Data Center to the mobile Edge. Our rich set of integrated management capabilities provides centralized visibility and highly efficient anytime, anywhere control of enterprise wired and wireless network resources.

•

Offer a superior quality of experience. Our network-powered application analytics provide actionable business insight by capturing and analyzing context-based data about the network and applications to deliver meaningful intelligence about applications, users, locations and devices. With an easy to comprehend dashboard, our applications help businesses to turn their network into a strategic business asset that helps executives make faster and more effective decisions.

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

•

Software-driven networking solutions for the enterprise. We are a software-driven networking solution company focused on the enterprise. We focus our R&D team and our sales teams to execute against a refined set of requirements for optimized return on investment, faster innovation, and clearer focus on mega trends and changes in the industry. As a software-driven networking company, we offer solutions for the entire enterprise network, the data center, the campus, the core and the WLAN.

•

Expand market penetration by targeting high-growth market segments.  Within the Campus, we focus on the mobile user, leveraging our automation capabilities and tracking WLAN growth.  Our Data Center approach leverages our product portfolio to address the needs of private Cloud Data Center providers.  Within the Campus we also target the high-growth physical security market, converging technologies such as Internet Protocol (“IP”) video across a common Ethernet infrastructure in conjunction with technology partners.

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

Our key points of differentiation include:

•

Data Center to access edge wired and wireless solutions.  The addition of the WLAN Business and the Avaya Networking assets will allow Extreme to offer a complete, unified portfolio of software-driven network access solutions.   We offer the latest in wireless access points for both outdoor and indoor use plus a complete line of switches for the Campus, Core and Data Center.

•

Multi-vendor management from a “single pane-of-glass”.  Extreme’s Management Center (“EMC”) is a single unified management system that is designed to provide visibility, security, and control across the entire network.  This can make the network easier to manage and troubleshoot, often with lower operating expenses. Extreme’s software can manage third-party vendors’ network devices, including Avaya Networking products, enabling our customers to potentially maximize device lifespan and protect investments.

•

Software-driven vertical solutions. Extreme’s software-driven solutions are designed to be easily adaptable to vertical solutions in industries such as healthcare, education, manufacturing, retail, transportation and logistics, government and hospitality.  Extreme solutions are also designed to be well-suited for vertical-specific partners in these industries.

•

Application-aware Quality of Service (“QoS”) and analytics. Extreme has innovative analytic software that enables our customers to see application usage across the network and apply policies that maximize network capabilities.  This allows our customers to improve the user experience.

•

Built-in identity and access control.  Extreme Control, a network access control, and identity management solution is delivered with the wired and wireless hardware. This may reduce the need to add on expensive software or hardware that may require complex compatibility testing.

•

Easier policy assignment and SDN.  ExtremeControl and ExtremeManagement software allow our customers to assign policy across the entire network.  The SDN component adds versatility for implementing policies that increase network utilization.

•	100% in-sourced tech support. ExtremeWorks delivers best in class customer support in the industry with 92% first call resolution through a 100% in-sourced support model.

Extreme sells products primarily through an ecosystem of channel partners which combine our Ethernet, wireless and management and software analytics products with their vertical-specific offerings to create IT solutions for end user customers

Products

Our software-driven networking products offer resilient high-performance networking, granular visibility and control and strategic intelligence for business innovation and operational simplicity. Fabric technologies enable “network-wide automation” that provides simple “plug-and-play” operation and much faster time-to-service. We build our products into vertical market solutions for converged campus networks that provide user and device mobility.  Data Center and Cloud administrators are able to virtualize their servers and storage over our high-performance Ethernet infrastructure. Extreme’s access control and analytics software provides visibility, control, strategic intelligence and security from the Data Center to the Edge - all through a single pane-of-glass.

Our product categories include:

•

Edge/Access Ethernet switching systems. Our ExtremeSwitching Edge/Access Switch portfolio delivers Ethernet connectivity for the Edge of the network. Within this portfolio are products offering Access connection speeds ranging from 100 Megabit to 10 Gigabit – including new multi-rate 2.5 Gigabit and 5 Gigabit capabilities. These Switches provide various physical presentations (copper and fiber) along with options to deliver traditional Ethernet or convergence-friendly Power-over-Ethernet (“POE”), including high-power universal PoE consisting of 60W power to support new classes of Ethernet-powered devices. These Switching products, combined with our mature operating systems, deliver the features, performance, and reliability required by our customers to deploy, operate and manage converged networking infrastructures.

This category was further enhanced in fiscal year 2017 with the introduction of a new family of entry-level Access Switches, the ExtremeSwitching 200 Series which target small and medium enterprises looking for an economical wired Access solution. The category of products has also been enhanced by the recent addition of the Avaya Networking assets, which brings three additional product lines – the ERS 3000, 4000, and 5000 Series which address, respectively, entry-level, mainstream, and premium edge networking markets.  These families have been refreshed in fiscal 2017 to add the latest switching architectures enabling them to deliver more physical capabilities. The ERS 3000, 4000 and 5000 Series also provide seamless access to a Fabric-based Core by delivering automation and hyper-segmentation, along with the ability to harden the perimeter of the network infrastructure.

•

Aggregation/Core Ethernet switching systems. Our ExtremeSwitching Aggregation/Core Switches are designed to address the demanding needs of Aggregation, Top-of-Rack and Campus Core environments.  Delivering 10G, 25G, 40G, 50G and now also 100G connectivity with maximum throughput and reliability, these switches provide flexible Ethernet connectivity over a range of interface types and speeds and are available in both fixed and modular (or chassis-based) configurations. These Switching platforms, in conjunction with our advanced operating systems and centralized management software, provide the density, performance, and reliability required to serve in a diverse range of environments, especially where application demands and uptime expectations are mission-critical.

This category was enhanced in fiscal year 2017 with the introduction of the ExtremeSwitching X870 Series, a high-density 100G switch designed for high-performance enterprise and Cloud Data Centers. This is available in a compact 1RU form factor and supports multi-rate 10G, 25G, 40G, 50G and 100G interface speeds. The X870 Series is ideal for either Spine/Leaf or high-density Top-of-Rack architectures.  During fiscal year 2017, we also introduced ExtremeSwitching X690 Series, a are high-density, purpose-built 10Gb/100Gb switches ideal for top-of-rack and/or edge leaf applications within high-performance data centers. The X690 supports a range of interface speeds, including 1Gb, 10Gb, 25Gb, 40Gb 50Gb and 100Gb, the X690 comes in a compact 1RU form factor.

The addition of Avaya Networking assets included the recently released VSP 8600 Series – a next-generation, low-profile, high-density Ethernet switch for the Core and Aggregation.  This new switch complements the fixed and semi-modular VSP 8000 Series products that are currently in the market, and together these products empower the creation of versatile always-on campus solutions that are Fabric-enabled and 100 Gigabit-ready. The technologies supported by these innovative platforms can also leverage automated network attachment to proactively reduce operational burden and time-to-service.

•

Data Center switching systems: Our ExtremeSwitching Data Center switches provide the highest levels of reliability and throughput - specifically designed to address the exacting demands of high-performance enterprise and Cloud Data Centers.  These switches are available in both fixed and modular chassis configurations and include a set of advanced features such as redundant management and fabric modules, hot-swappable line cards on our chassis-based platforms, as well as multi-speed stacking of up to 100 Gigabits and flexible 10/25/40/50/100 Gigabit port options on our fixed-form platforms, which makes these switches well-suited for a majority of enterprise Data Center environments. Both platform types also provide redundant power supplies and fan trays to ensure high hardware availability.

These switches also provide key feature extensions for Data Centers through technologies that include Virtual Extensible LAN (“VXLAN”), MPLS/VPLS, and Shortest Path Bridging (“SPB”) capabilities – the latter available on the recently-acquired Avaya Core Switches. In addition to these capabilities, our Data Center Switches offer innovative traffic optimization enabling Virtual Machine (“VM”) mobility via Layer 3 Data Center Interconnect.  And our CoreFlow2 architecture delivers tens of millions of flows for deep visibility and control over users, services, and applications to meet the analytic and policy demands of today’s business applications.

•

High-density Wi-Fi. Our ExtremeWireless and its family of Wireless Access Points is a centralized management and appliance that enables the deployment of wired-like performance, at scale for high-density in every environment. Our Wireless Access Point products offer both indoor and outdoor 802.11a/b/g/n/ac Access Points. Proven in the most demanding environments, ExtremeWireless delivers an exceptional experience for BYOD and mobile users wherever they may roam. During fiscal year 2017, we continued our growth in high-density venue deployments with many additional NFL stadiums.

We are creating a single architecture from the Campus Core to the unified wired/wireless Edge thereby extending the Fabric Attach capability to ExtremeWireless APs.  This will enable ExtremeWireless integration into existing and new Fabric Connect deployments and will also enable rapid, zero-touch deployment of ExtremeWireless APs.

•

Highly scalable, distributed Wi-Fi networks. Our acquisition of the WLAN Business broadened our market penetration with a proven distributed wireless architecture that serves many top retailers, hospitality brands and transportation and logistics companies globally. ExtremeWireless WiNG has an extensive portfolio of indoor and outdoor 802.11ac (Wave 1 and 2) APs, with both virtualized and appliance-based controllers, an industry unique Wireless over VDSL2 wall plate solution and AirDefense; a premier wireless security solution.

•

Centralized network visibility, control, and insights. Our Extreme Management Center empowers our customers to turn their network into a strategic business asset that drives crucial business objectives. It provides visibility, control and meaningful information across the wired and wireless network, from the edge to the private cloud, across multi-vendor environments. Our Extreme Management Center gives IT departments visibility and automated control over users, devices, and applications. It enables them to manage, automate and report on the entire network and applications. With Extreme Management Center, IT can correlate network and application performance with user and device activities to troubleshoot issues fast. Strategic information from the network allows enterprises make real-time decisions on policies, devices, applications, and people. This way, the implementation of new technologies such as BYOD and IoT can be automated and securely executed. Customers can deploy, configure, monitor and support the complete range of wired, wireless and switching infrastructure and set network-wide policy to enable enterprises to reduce the overall cost of network administration and operations, protect corporate resources and provide a consistently high-quality user experience that is managed through a single pane of glass, no need to switch screens or applications.

○

Network access control for secure BYOD and IoT management. ExtremeControl is part of our Extreme Management Center and lets enterprises unify the security of their wired and wireless networks with in-depth visibility and control over users, devices, and applications. Granular policy controls enable enterprises to comply with policies and compliance obligations. They can use ExtremeControl to locate, authenticate and apply targeted policies to users and devices as users connect to the network for secure BYOD, guest access, and IoT. ExtremeControl is integrated with major enterprise platforms, including solutions for network security, enterprise mobility management, analytics, Cloud, and Data Center. In addition, it offers an open northbound API for customized integrations to key enterprise platforms.

Key product features include:

▪	Enables secure guest access and BYOD via a self-service portal with social media logins
▪	Reduces security vulnerabilities with end-system posture assessment
▪	Expands security integration with next-generation firewalls
▪	Offers visibility across your network with advanced reporting and alerting
▪	Offers an open API for customized integrations.
○	Application analytics for strategic intelligence.

ExtremeAnalytics, also part of our Extreme Management Center, is a network-powered application analytics and optimization solution that captures network data, then aggregates, analyzes, correlates and reports on it to enable better decision making and improved business performance. Granular visibility into network and application performance, users, locations and devices empowers our customers to make data-driven business decisions. Customers can save operational costs, solve issues faster and deliver a superior end user experience with real-time data in one easy-to-read dashboard. Our solution speeds up troubleshooting by separating the network from application performance so IT can quickly identify root-causes. ExtremeAnalytics makes our customers’ networks safer as it monitors shadow IT, identifies and reports malicious or unwanted applications, and monitors security compliance. Because of the value ExtremeAnalytics was able to provide, Extreme was selected as the Official Wi-Fi & Analytics Provider for the NFL, including Super Bowl XLVIII, XLIX, XLVI and XLI.

Key product features include:

▪	Enables troubleshooting and visualization of all wireless clients with our intuitive event analyzer
▪	Allows customers to manage quality of experience by understanding network and application performance in one simple view
▪	Provides contextual data about applications on the network without performance degradation
▪	Includes transport layer independent application fingerprinting (a network security term to describe a collection of attributes from a network device).
▪	Allows customers to identify problems proactively

ExtremeGuest is complemented with ExtremeLocation which is a cloud service that enables enterprises to incorporate location-based services, which when combined with guest analytics, can power contextual marketing campaigns for retailers and hotel chains.

•

Cloud-based network management: simple, flexible, and powerful.  ExtremeCloud is an elastic, API driven wired and wireless cloud network management solution that offers advanced visibility and control over users and applications. Application analytics allow managed service providers (“MSPs”) to deliver insights about how customer networks are being used and which policies they need to implement to optimize user experience. ExtremeCloud empowers MSPs to explore new revenue streams without additional investment in Cloud infrastructure. ExtremeCloud keeps operational cost low, adjusts to customer demand and protects their brand with white labeling. Elasticity and API foundation combined with zero-touch provisioning, multi-tenancy and delegation allows MSPs to optimize their operations and address the needs of geographically distributed customers from a single location. Extensive REST APIs enable end-to-end automation and empower MSPs to be more agile and responsive to customer needs.

Sales, Marketing and Distribution

We conduct our sales and marketing activities on a worldwide basis through a channel that utilizes distributors, resellers and our field sales organization. As of June 30, 2017, our worldwide sales and marketing organization consisted of 598 employees, including vice presidents, directors, managers, sales representatives, and technical and administrative support personnel. We have domestic sales offices located in six states and international sales offices located in 30 countries. The new talent brought in through the acquisitions of the WLAN Business and Avaya Networking business adds significant depth to our marketing efforts.

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

•

Distributors. We have established several key relationships with leading distributors in the electronics and computer networking industries. Each of our distributors primarily resells our products to resellers. The distributors enhance our ability to sell and provide support to resellers who may benefit from the broad service and product fulfillment capabilities offered by these distributors. Extreme maintained distribution agreements with our largest distributors, Westcon Group, Tech Data Corporation and Jenne Corporation on substantially the same material terms as we generally enter into with each of our distributor partners.  Distributors are generally given the right to return a portion of inventory to us for the purpose of stock rotation, to claim rebates for competitive discounts and participate in various cooperative marketing programs to promote the sale of our products and services. We defer recognition of revenue on all sales to distributors who maintain inventory of our products until the distributors sell the product, as evidenced by monthly “sales-out” reports that the distributors provide to us, provided other revenue recognition criteria are met. (See “Revenue Recognition” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

•

Resellers. We rely on many resellers worldwide that sell directly to the end-user customer. Our resellers include regional networking system resellers, resellers who focus on specific vertical markets, value added resellers, network integrators and wholesale resellers. We provide training and support to our resellers and our resellers generally provide the first level of contact to end-users of our products. Our relationships with resellers are on a non-exclusive basis. Our resellers are not given rights to return inventory and do not automatically participate in any cooperative marketing programs. We generally recognize product revenue from our reseller and end-user customers at the time of delivery, provided other revenue recognition criteria are met. When significant obligations or contingencies remain after products are delivered, such as installation or customer acceptance, revenue and related costs are deferred until such obligations or contingencies are satisfied. (See “Revenue Recognition” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

•

Field Sales. Our field sales organization is trained to sell solutions, support and develop leads for our resellers and to establish and maintain key accounts and strategic end-user customers. To support these objectives, our field sales force:

○	Assists end-user customers in finding solutions to complex network system and architecture problems.
○	Differentiates the features and capabilities of our products from competitive offerings.
○	Continually monitors and understands the evolving networking needs of enterprise and service provider customers.
○	Promotes our products and ensures direct contact with current and potential customers.
○	Assists our resellers to drive opportunities to closure business.

Although we compete in many vertical markets, in fiscal year 2017, we have focused on the specific verticals of healthcare, education, manufacturing, government and hospitality, which includes sports and entertainment venues. Years of experience and a track record of success in the verticals we serve enables us to address the following industry-specific problems.

Healthcare:

•

Patient services. In an increasingly competitive healthcare market, ensuring patient and visitor access from a variety of devices to the Internet can be a competitive advantage. We have several medical facilities worldwide that can reference Extreme’s expertise in meeting the challenges of patient services which include: online services, guest Wi-Fi, IoT, wearables and sensors.

•

The majority of new medical devices are IP-based.  Not only are most medical devices monitored through the network, they are regulated by various government agencies across the globe.  Extreme has success in meeting this challenge with compliance through our complete wireless and wired product suite overseen by innovative management and analytics.

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

Retail:

•

Transforming the brick and mortar retail experience. Extreme’s strength in the retail vertical is built upon years of experience and enhanced with the acquisition of WLAN Business.   Extreme is able to deliver Wi-Fi across distribution centers, driving efficiencies in logistics workflow while enabling in-store Wi-Fi to maximize associate resource planning and customer engagement.  ExtremeAnalytics, Extreme’s location and mobile usage analytics tool, also provides brands with unique insights into in-store behaviors of their customers.  This is fast becoming one of Extreme’s competitive differentiators in the retail vertical.

Furthermore, in fiscal 2017, we decided to focus on the following customer profiles where we believe we can add the most value:

•	Customer size: Those customers with annual revenue of $100 million to $2.5 billion.
•	Target deployment: Campus deployments with 250 to 5,000 employees or education campuses with 1,000 to 15,000 students.
•	Target data centers: Data centers with 1,000 servers or less.
•	Vertical markets: Healthcare, education, government, manufacturing, hospitality, which includes sports and entertainment venues, and retail.
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

Customers with 10% of net revenue or greater

The following table sets forth major customers accounting for 10% or more of our net revenue:

	Year Ended
	June 30, 2017	June 30, 2016	June 30, 2015
Tech Data Corporation	18%	17%	15%
Jenne Corporation	12%	14%	*
Westcon Group Inc.	11%	14%	15%

*	Less than 10% of revenue

International sales

International sales are an important portion of our business. In fiscal 2017, sales to customers outside of the United States accounted for 49% of our consolidated net revenues, compared to 55% in fiscal 2016 and 57% in fiscal 2015. These sales are conducted primarily through foreign-based distributors and resellers managed by our worldwide sales organization. In addition, we have direct sales to end-user customers, including large global accounts.  The primary markets for sales outside of the United States are countries in Europe and Asia, as well as Canada, Mexico, Central America and South America.

We operate in one segment, the development and marketing of network infrastructure equipment. Information concerning revenue, results of operations and revenue by geographic area is set forth under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Note 10 of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, both of which are incorporated herein by reference.  Information on risks attendant to our foreign operations is set forth below in Item 1A. “Risk Factors.”

Marketing

We continue to develop and execute on a number of marketing programs to support the sale and distribution of our products by communicating the value of our solutions to our existing and potential customers, our distribution channels, our resellers and our technology alliance partners.  Our marketing efforts include participation in industry tradeshows, conferences and seminars, publication of technical and educational articles in industry journals, communication across social media channels, frequent updates to our publicly available website, promotions, web-based training courses, advertising, analyst relations and public relations.  We also submit our products for independent product testing and evaluation.  Extreme participates in numerous industry analyst ratings including ratings from Gartner Magic Quadrants, Gartner Critical Capabilities, Forrester Waves, IDC MarketScapes and InfoTech Vendor Landscapes.

Backlog

Our products are often sold on the basis of standard purchase orders that are cancelable prior to shipment without significant penalties. In addition, purchase orders are subject to changes in quantities of products and delivery schedules in order to reflect changes in customer requirements and manufacturing capacity. Our business is characterized by seasonal variability in demand and short lead-time orders and delivery schedules. Actual shipments depend on the then-current capacity of our contract manufacturers and the availability of materials and components from our vendors.  Although we believe the orders included in the backlog are firm, all orders are subject to possible rescheduling by customers, cancellations by customers which we may elect to allow without penalty to customer, and further pricing adjustments on orders from distributors.  Therefore, we do not believe our backlog, as of any particular date is necessarily indicative of actual revenue for any future period.

Our product backlog at June 30, 2017, net of anticipated back end rebates for distributor sales, was $25.5 million, compared to $26.8 million at June 30, 2016.

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

Customer Service and Support

Our customers seek high reliability and maximum uptime for their networks. To that extent, we provide the following service offerings:

•

Support services for end-users, resellers and distributors. We meet the service requirements of our customers and channel partners through our Technical Assistance Centers ("TACs"), located in Morrisville, North Carolina; Salem, New Hampshire; Holtsville, New York; Reading, United Kingdom; Penang, Malaysia; Brno, Czech Republic; Utrect, Netherlands and Chennai, India. Our TAC engineers and technicians assist in diagnosing and troubleshooting technical issues regarding customer networks. Development engineers work with the TACs to resolve product functionality issues specific to each customer.

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

Manufacturing

We outsource the majority of our manufacturing and supply chain management operations as part of our strategy to maintain global manufacturing capabilities and to reduce our costs. We conduct quality assurance, manufacturing engineering, document control and test development at engineering facilities at Morrisville, North Carolina; Salem, New Hampshire; Toronto, Canada and Chennai, India. This approach enables us to reduce fixed costs and to flexibly respond to changes in market demand. Our end-to-end supply chain, including our two engineering facilities at Morrisville and Chennai are all ISO 9001 certified.

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

The ExtremeWireless Access Point products are supplied by Senao Electronics ("Senao"), headquartered in Taipei, Taiwan.  With the addition of WiNG Wireless, which was part of the WLAN Business from Zebra, we also use Wistron NeWeb Corporation (“WNC”) headquartered in Hsinchu, Taiwan; Universal Scientific Industrial (“USI”) headquartered in Shanghai, China and Accton Technology Corporation (“Accton”) headquartered in Hsinchu, Taiwan to design and manufacture WiNG Access Points.  Senao, WNC, USI and Accton manufacturing processes and procedures are ISO 9001 certified.

All of our manufacturers utilize automated testing equipment to perform product testing and burn-in with specified tests. Together we rely upon comprehensive inspection testing and statistical process controls to assure the quality and reliability of our products.

We use a collaborative sales and operations planning (“S&OP”) forecast of expected demand to determine our material requirements. Lead times for materials and components vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. We order most of our materials and components on an indirect basis through our ODM/JDM, OEMs and contract manufacturers’ (“CMs”). Purchase commitments with all of our manufacturers are generally on a purchase order basis.

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

As of June 30, 2017, our research and development organization consisted of 495 employees.  Research and development efforts are conducted in several of our locations, including San Jose, California, Morrisville, North Carolina; Salem, New Hampshire; Toronto, Canada, and Bangalore and Chennai, India. Our research and development expenses in fiscal years 2017, 2016 and 2015 were $93.7 million,   $78.7 million and $93.4 million, respectively.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights.  As of June 30, 2017, we had 493 issued patents in the United States and 352 patents outside of the United States.  The expiration dates of our issued patents in the United States range from 2018 to 2032.  Although we have patent applications pending, there can be no assurance that patents will be issued from pending applications or that claims allowed on any future patents will be sufficiently broad to protect our technology.  With respect to trademarks, we have a number of pending and registered trademarks in the United States and outside the United States.

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

We believe we compete with our competitors with respect to many of the foregoing factors. However, the market for network switching solutions is dominated by a few large companies, particularly Cisco Systems, Inc., Dell, Hewlett-Packard Company, Huawei Technologies Co. Ltd., and Juniper Networks Inc. Most of these competitors have longer operating histories, greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources.

With the acquisitions of assets from Zebra and Avaya, we believe Extreme is uniquely positioned to address the most pressing market needs from the campus to the data center.

In addition, in order to increase our competitive position in the market, on March 29, 2017, we entered into an Asset Purchase Agreement with LSI Corporation and, solely for the purposes set forth in the Asset Purchase Agreement, Broadcom Corporation (“Broadcom”), to purchase the data center technology business of Brocade Communication Systems, Inc. and its subsidiaries (“Brocade Data”). This transaction is subject to certain conditions that may not occur, and if we do consummate the transaction, we may not realize the anticipated benefits and will assume certain contracts and related liabilities.  (See “Risk Factors” in Item 1A below.)

Restructuring

Fiscal year 2015

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

Fiscal year 2016

During fiscal 2016, we continued to realign our operations by abandoning excess facilities, primarily in San Jose, California; Salem, New Hampshire and Morrisville, North Carolina in addition to other smaller leased locations. These excess facilities represented approximately 32% of the floor space in the aggregate at these locations and included general office and warehouse space.

Fiscal year 2017

During fiscal 2017, we continued to realign our operations by continuing to review our excess facilities, expected sublease income, and implemented a reduction force.  The Company subleased its previous headquarters location at Rio Robles Drive in San Jose, California (“Rio Robles”) and moved into a larger location at 6480 Via del Oro in San Jose, California (“Via del Oro”) acquired as part of the WLAN Business acquisition.  Additionally, due to the acquisition of Avaya Networking and the anticipated acquisition of Brocade Data, there is a need to accommodate the increase in headcount.  To address this need, the Company decided to reoccupy a majority of the previously exited space in its Salem, New Hampshire location.  In addition, the Company announced a reduction-in-force during the fiscal year affecting 90 employees.

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

Employees

As of June 30, 2017, we employed 1,628 people, including 598 in sales and marketing, 495 in research and development, 174 in operations, 261 in customer support and services, and 100 in finance and administration. We have never had a work stoppage and no employees in the United States are represented under a collective bargaining agreement. We consider our employee relations to be good.

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

Organization

We were incorporated in California in May 1996, and reincorporated in Delaware in March 1999. Our corporate headquarters are located at 6480 Via del Oro, San Jose, CA 95119 and our telephone number is (408) 579-2800.  We electronically file our Securities Exchange Commission (“SEC”) disclosure reports with the SEC and they are available free of charge at both www.sec.gov and www.extremenetworks.com.  The public may also read or copy any materials we file with the SEC at the SEC’s public reference room at Station Place, 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.

Our corporate governance guidelines, the charters of our audit committee, our compensation committee, our nominating and corporate governance committee and our code of conduct policy (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller and senior financial officers) are available on our website at www.extremenetworks.com under “Corporate Governance.” These items are also available to any stockholder who requests them by calling (408) 579-2800.

Item 1A. Risk Factors

The following is a list of risks and uncertainties which may have a material and adverse effect on our business, operations, industry, financial condition, results of operations or future financial performance. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, results of operations, industry, financial position and financial performance in the future.

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

For example, on October 28, 2016, we completed the acquisition of the WLAN Business from Zebra Technologies Corporation and amended our credit facility with our lenders to finance the acquisition.  As of June 30, 2017, we have $93.7 million of indebtedness outstanding.

On July 14, 2017, we completed the acquisition of Avaya’s Networking business under section 363 of the United States Code, 11 U.S.C. § 101-1532 (the “Bankruptcy Code”) for a purchase price of $100.0 million subject to certain adjustments set forth in the purchase agreement.

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

Our ability to realize the anticipated benefits of our acquisitions and investment activities, including the WLAN Business and Avaya Networking, also entail numerous risks, including, but not limited to:

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

On March 29, 2017, we entered into an Asset Purchase Agreement with LSI Corporation and, solely for the purposes set forth in the Asset Purchase Agreement, Broadcom Corporation, to purchase the data center technology business of Brocade Communication Systems, Inc. and its subsidiaries (the “Brocade Data”). This transaction is subject to certain conditions that may not occur, and if we do consummate the transaction, we may not realize the anticipated benefits and will assume certain contracts and related liabilities.

We are devoting a significant proportion of our time and resources to consummating the Brocade Data transaction, however, there can be no assurance that such activities will result in the consummation of this transaction.

The closing of the Brocade Data transaction is subject to the consummation of the merger of Bobcat Merger Sub, Inc., a direct wholly owned subsidiary of LSI, with and into Brocade, upon the terms and subject to the conditions set forth in the Agreement and Plan of Merger, dated as of November 2, 2016, by and among Broadcom Limited, Broadcom, Brocade and Bobcat Merger Sub, and the satisfaction of customary closing conditions, including, among other matters, (i) the absence of any law or governmental order prohibiting or preventing the consummation of the transactions contemplated by the Asset Purchase Agreement, (ii) the receipt of certain needed governmental approvals and authorizations, (iii) the accuracy of the representations and warranties and compliance with the covenants set forth in the Asset Purchase Agreement, each in all material respects, and (iv) the absence of any material adverse effect on the business.

In the event that any of these closing conditions are not satisfied, we may not be able to consummate the Brocade Data transaction. In addition, even if we are able to consummate the Brocade Data transaction, such transaction may not deliver the benefits we anticipate or enhance stockholder value.

Our credit facilities impose financial and operating restrictions on us.

Our debt instruments, including our Credit Facility, as amended, entered into in connection with the WLAN Business and Avaya Networking business, impose, and the terms of any future debt may impose, operating and other restrictions on us. These restrictions could affect, and in many respects limit or prohibit, among other items, our ability to:

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

The agreements governing our Credit Facility, as amended, also require us to achieve and maintain compliance with specified financial ratios. A breach of any of these restrictive covenants or the inability to comply with the required financial ratios could result in a default under our debt instruments. If any such default occurs, the lenders under our credit agreement may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. The lenders under our credit agreement also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under our credit agreement will have the right to proceed against the collateral granted to them to secure the debt. If the debt under our credit agreement were to be accelerated, we cannot give assurance that this collateral would be sufficient to repay our debt.

If we fail to meet our payment or other obligations under our Credit Facility, as amended, the lenders under such Credit Facility, as amended, could foreclose on, and acquire control of, substantially all of our assets.

Our Credit Facility, as amended, is jointly and severally guaranteed by us and certain of our subsidiaries. Borrowings under our Credit Facility, as amended, are secured by liens on substantially all of our assets, including the capital stock of certain of our subsidiaries, and the assets of our subsidiaries that are loan party guarantors. If we are unable to repay outstanding borrowings when due, the lenders under our credit agreement will have the right to proceed against this pledged capital stock and take control of substantially all of our assets.

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

A number of our employees are foreign nationals who rely on visas and entry permits in order to legally work in the United States and other countries.  In recent years, the United States has increased the level of scrutiny in granting H-1(B), L-1 and other business visas.  In addition, the current U.S. administration has indicated that immigration reform is a priority. Compliance with United States immigration and labor laws could require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain skilled professionals.  Any of these restrictions could have a material adverse effect on our business, results of operations and financial conditions.

We cannot assure you we will be profitable in the future, and our financial results may fluctuate significantly from period to period.

We have reported losses in each of our three most recent fiscal years. In addition, in years when we reported profits, we were not profitable in each quarter during those years. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses. Any delay in generating or recognizing revenue could result in a loss for a quarter or full year. Even if we are profitable, our operating results may fall below our expectations and those of our investors, which could cause the price of our stock to fall.

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

•	our sales to the telecommunications service provider market, which represents a significant source of large product orders, being especially volatile and difficult to forecast;
•	product returns or the cancellation or rescheduling of orders;
•	announcements and new product introductions by our competitors;
•	our ability to develop and support relationships with enterprise customers, service providers and other potential large customers;

•	our ability to achieve and maintain targeted cost reductions;
•	fluctuations in warranty or other service expenses actually incurred;
•	our ability to obtain sufficient supplies of sole- or limited-source components for our products on a timely basis;
•	increases in the price of the components we purchase; and
•

changes in funding for customer technology purchases in our markets, such as policy changes in public funding of educational institutions in the United States in accordance with the Federal Communications Commission’s E-Rate program.

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

International sales constitute a significant portion of our net revenue. Our ability to grow will depend in part on the expansion of international sales. Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

•	longer accounts receivable collection cycles;
•	difficulties in managing operations across disparate geographic areas;
•	difficulties associated with enforcing agreements through foreign legal systems;
•	reduced or limited protection of intellectual property rights, particularly in jurisdictions that have less developed intellectual property regimes, such as China and India;
•	higher credit risks requiring cash in advance or letters of credit;
•	potential adverse tax consequences;
•	compliance with regulatory requirements of foreign countries, including compliance with rapidly evolving environmental regulations;
•	compliance with U.S. laws and regulations pertaining to the sale and distribution of products to customers in foreign countries, including export controls and the Foreign Corrupt Practices Act;
•	the payment of operating expenses in local currencies, which exposes us to risks of currency fluctuations.
•	political and economic turbulence;

•	terrorism, war or other armed conflict;
•	compliance with U.S. and other applicable government regulations prohibiting certain end-uses and restrictions on trade with embargoed or sanctioned countries, such as Russia, and with denied parties;
•	potential import tariffs imposed by the United States and the possibility of reciprocal tariffs by foreign countries;
•	difficulty in conducting due diligence with respect to business partners in certain international markets;
•	increased complexity of accounting rules and financial reporting requirements;
•	fluctuations in local economies; and
•	natural disasters and epidemics.

Any or all of these factors could have a material adverse impact on our business, financial condition, and results of operations.

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

Local laws and customs in many countries differ significantly from, or conflict with, those in the United States or in other countries in which we operate. In many foreign countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we have implemented policies, procedures and training designed to ensure compliance with these U.S. and foreign laws and policies, there can be no complete assurance that any individual employee, contractor, channel partner, or agents will not violate our policies and procedures. Violations of laws or key control policies by our employees, contractors, channel partners, or agents could result in termination of our relationship, financial reporting problems, fines, and/or penalties for us, or prohibition on the importation or exportation of our products, and could have a material adverse effect on our business, financial condition and results of operations.

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

Our top ten suppliers accounted for a significant portion of our purchases during the quarter. Given the significant concentration of our supply chain, particularly with certain sole or limited source providers, any significant interruption by any of the key suppliers or a termination of a relationship could temporarily disrupt our operations.  Additionally, our operations are materially dependent upon the continued market acceptance and quality of these manufacturers’ products and their ability to continue to manufacture products that are competitive and that comply with laws relating to environmental and efficiency standards. Our inability to obtain products from one or more of these suppliers or a decline in market acceptance of these suppliers’ products could have a material adverse effect on our business, results of operations and financial condition. Other than pursuant to an agreement with a key component supplier which includes pricing based on a minimum volume commitment, generally we do not have agreements fixing long-term prices or minimum volume requirements from suppliers. From time to time we have experienced shortages and allocations of certain components, resulting in delays in filling orders. Qualifying new suppliers to compensate for such shortages may be time-consuming and costly and may increase the likelihood of errors in design or production. In addition, during the development of our products, we have experienced delays in the prototyping of our chipsets, which in turn has led to delays in product introductions. Similar delays may occur in the future. Furthermore, the performance of the components from our suppliers as incorporated in our products may not meet the quality requirements of our customers.

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

If we do not successfully anticipate technological shifts, market needs and opportunities, and develop products, product enhancements and business strategies that meet those technological shifts, needs and opportunities, or if those products are not made available or strategies are not executed in a timely manner or do not gain market acceptance, we may not be able to compete effectively and our ability to generate revenues will suffer.

The markets for our products are constantly evolving and characterized by rapid technological change, frequent product introductions, changes in customer requirements, and continuous pricing pressures. We cannot guarantee that we will be able to anticipate future technological shifts, market needs and opportunities or be able to develop new products, product enhancements and business strategies to meet such technological shifts, needs or opportunities in a timely manner or at all. For example, the move from traditional network infrastructures towards SDN has been receiving considerable attention. In our view, it will take several years to see the full impact of SDN, and we believe the successful products and solutions in this market will combine hardware and software elements together.  If we fail to anticipate market requirements or opportunities or fail to develop and introduce new products, product enhancements or business strategies to meet those requirements or opportunities in a timely manner, it could cause us to lose customers, and such failure could substantially decrease or delay market acceptance and sales of our present and future products and services, which would significantly harm our business, financial condition, and results of operations. Even if we are able to anticipate, develop and commercially introduce new products and enhancements, we cannot assure that new products or enhancements will achieve widespread market acceptance.

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

We have in the past, currently are and will likely in the future pursue or be subject to claims or lawsuits in the normal course of our business. In addition to the risks related to the intellectual property lawsuits described above, we are currently parties to other litigation as described in Note [8] to our Notes to Consolidated Financial Statements included elsewhere in this Annual Report. Regardless of the result, litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a lawsuit in which we are a defendant could result in a court order against us or payments to other parties that would have an adverse effect on our business, results of operations or financial condition. Even if we are successful in prosecuting claims and lawsuits, we may not recover damages sufficient to cover our expenses incurred to manage, investigate and pursue the litigation. In addition, subject to certain limitations, we may be obligated to indemnify our current and former customers, suppliers, directors, officers and employees in certain lawsuits. We may not have adequate insurance coverage to cover all of our litigation costs and liabilities.

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

Our ability to successfully implement our business plan and comply with regulations requires an effective planning and management process. We need to continue improving our existing, and implement new, operational and financial systems, procedures and controls. We need to ensure that any businesses acquired, including the WLAN Business and the Avaya Networking businesses, are appropriately integrated in our financial systems. Any delay in the implementation of, or disruption in the integration of acquired businesses, or delay and disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis, or to forecast future results.

Changes in the effective tax rate including from the release of the valuation allowance recorded against our net U.S. deferred tax assets, or adverse outcomes resulting from examination of our income or other tax returns or change in ownership, could adversely affect our results.

Our future effective tax rates may be volatile or adversely affected by changes in our business or U.S. or foreign tax laws, including: the partial or full release of the valuation allowance recorded against our net U.S. deferred tax assets; expiration of or lapses in the research and development tax credit laws; transfer pricing adjustments; tax effects of stock-based compensation; or costs related to restructuring. The current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. Although we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, there is no assurance that such determinations by us are in fact adequate. Changes in our effective tax rates or amounts assessed upon examination of our tax returns may have a material, adverse impact on our cash flows and our financial condition.

Our future effective tax rate in particular could be adversely affected by a change in ownership pursuant to U.S. Internal Revenue Code Section 382. If a change in ownership occurs, it may limit our ability to utilize our net operating losses to offset our U.S. taxable income. If U.S. taxable income is greater than the change in ownership limitation, we will pay a higher rate of tax with respect to the amount of taxable income that exceeds the limitation. This could have a material adverse impact on our results of operations. On April 26, 2012, we adopted an Amended and Restated Rights Agreement to help protect our assets (the “Rights Agreement”). In general, this does not allow a stockholder to acquire more than 4.95% of our outstanding common stock without a waiver from our board of directors, who must take into account the relevant tax analysis relating to potential limitation of our net operating losses. Our Rights Agreement is effective through May 31, 2018, subject to ratification by a majority of the stockholders of the Company at the next annual shareholders meeting, expected to be held on November 9, 2017.

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

We are required to evaluate the effectiveness of our internal control over financial reporting on an annual basis and publicly disclose any material weaknesses in our controls.  Any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and significant expense to remediate, and ultimately could have an adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess the effectiveness of our internal control over financial reporting and to disclose if such controls were unable to provide assurance that a material error would be prevented or detected in a timely manner. We have an ongoing program to review the design of our internal controls framework in keeping with changes in business needs, implement necessary changes to our controls design and test the system and process controls necessary to comply with these requirements. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company will have been detected.

If we or our independent registered public accounting firm identifies material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and its stock price may decline. Remediation of a material weakness could require us to incur significant expenses and, if we fail to remedy any material weakness, our ability to report our financial results on a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, our stock price may decline, and we may be subject to sanctions or investigation by regulatory authorities, including the U.S. Securities and Exchange Commission or the NASDAQ Stock Market LLC. We may also be required to restate our financial statements from prior periods. Execution of restatements create a significant strain on our internal resources and could cause delays in our filing of quarterly or annual financial results, increase our costs and cause management distraction. Restatements may also significantly affect our stock price in an adverse manner.

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

In addition, fluctuations in our stock price and our price-to-earnings multiple may make our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stock rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.  These fluctuations may adversely affect the trading price or liquidity of our common stock. Some companies, including us, that have had volatile market prices for their securities have had securities class action lawsuits filed against them. If a suit were filed against us, regardless of its merits or outcome, it could result in substantial costs and divert management’s attention and resources.

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

In the ordinary course of business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners on our networks. In addition, we store sensitive data through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies, including us, are subject to a wide variety of attacks on their networks on an ongoing basis. Despite our security measures, our information technology and infrastructure may be vulnerable to penetration or attacks by computer programmers and hackers, or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, and cause us reputational and financial harm. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of our networks. This can be true even for “legacy” products that have been determined to have reached an end of life engineering status but will continue to operate for a limited amount of time.

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

If our products do not effectively inter-operate with our customers’ networks and result in cancellations and delays of installations, our business could be harmed.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We started leasing our current headquarters, which is located in San Jose, California, in October 2016. We also lease office space and executive suites in various other geographic locations domestically and internationally for research and development, sales and service personnel and administration. Our aggregate lease expense for fiscal year 2017 was $9.4 million.

At June 30, 2017, the significant facilities that we leased were as follows:

Location	Use	Size
		(in square feet)
San Jose, California	Principal administrative, research and development, sales and marketing facilities	102,139
Salem, New Hampshire	Research and development, sales and marketing and administrative offices	197,259
Morrisville, North Carolina	Research and development, sales and administrative offices	54,530
Chennai, India	Research and development facilities	43,839
Bangalore, India	Research and development facilities	62,257
Shannon, Ireland	Administrative offices	13,046

The above leases expire at various dates between fiscal year 2018 and fiscal year 2023.

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

Stock Prices	High	Low
Fiscal year ended June 30, 2017:
First quarter	$4.54	$3.37
Second quarter	$5.10	$4.05
Third quarter	$7.51	$5.15
Fourth quarter	$10.70	$6.90
Fiscal year ended June 30, 2016:
First quarter	$3.56	$2.13
Second quarter	$4.42	$3.34
Third quarter	$3.99	$2.35
Fourth quarter	$3.78	$3.08

As of September 6, 2017, there were 202 stockholders of record of our common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

Certain information regarding our equity compensation plan(s) as required by Part II is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2017 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.

STOCK PRICE PERFORMANCE GRAPH

Set forth below is a stock price performance graph comparing the annual percentage change in the cumulative total return on our common stock with the cumulative total returns of the CRSP Total Return Index for The NASDAQ Stock Market (U.S. companies) and the NASDAQ Computer Manufacturers Securities for the period commencing July 1, 2012 and ending on June 30, 2017.  The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Comparison of Five-Year Cumulative Total Returns

Performance Graph for Extreme Networks, Inc.

Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Booth School of Business, The University of Chicago. Used with permission. All rights reserved.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data for each of the fiscal years ended June 30, 2017, 2016, 2015, 2014 and 2013 derived from the Company’s audited financial statements (in thousands, except per share amounts). These tables should be reviewed in conjunction with the Consolidated Financial Statements in Item 8 and related Notes, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results may not be indicative of future results.

	Year Ended
	June 30,
	2017(1)	2016(2)	2015(3)	2014(4)	2013(5)
Consolidated Statements of Operations Data:
Net revenues	$598,118	$528,389	$552,940	$519,554	$299,343
Operating (loss) income	$(733)	$(25,550)	$(62,994)	$(50,232)	$10,852
Net (loss) income	$(8,517)	$(31,884)	$(71,643)	$(57,310)	$9,673
Net (loss) income per share – basic	$(0.08)	$(0.31)	$(0.72)	$(0.60)	$0.10
Net (loss) income per share – diluted	$(0.08)	$(0.31)	$(0.72)	$(0.60)	$0.10
Shares used in per share calculation – basic	108,273	103,074	99,000	95,515	93,954
Shares used in per share calculation – diluted	108,273	103,074	99,000	95,515	95,044

	As of
	June 30,
	2017	2016	2015	2014	2013
Consolidated Balance Sheets Data:
Cash and cash equivalents, short-term investments and marketable securities	$130,450	$94,122	$76,225	$105,882	$205,613
Inventories	$45,880	$40,989	$58,014	$57,109	$16,167
Total assets	$483,346	$374,423	$428,660	$526,432	$311,424
Deferred revenue, net	$104,341	$94,860	$99,782	$97,677	$41,454
Debt, net of issuance costs	$92,702	$55,074	$66,400	$120,990	$—
Other long-term liabilities	$15,102	$13,328	$10,264	$8,595	$1,507
Common stock and capital in excess of par value	$909,155	$884,706	$865,382	$845,364	$821,425
Accumulated deficit	$(800,257)	$(791,740)	$(759,856)	$(688,213)	$(630,903)

(1)	Fiscal 2017 net loss and net loss per share includes acquisition and integrations costs of $13.1 million, amortization of intangibles of $8.7 million and a restructuring charge of $8.9 million.
(2)	Fiscal 2016 net loss and net loss per share includes acquisition and integrations costs of $1.1 million, amortization of intangibles of $17.0 million and a restructuring charge of $11.0 million.
(3)	Fiscal 2015 net loss and net loss per share includes acquisition and integration costs of $10.2 million, amortization of intangibles of $17.9 million and a restructuring charge of $9.8 million.
(4)	Fiscal 2014 net loss and net loss per share includes acquisition and integration costs of $25.7 million, amortization of intangibles of $16.7 million and a restructuring charge of $0.5 million.
(5)

Fiscal 2013 net income and net income per share includes a gain on sale of facilities of $11.5 million, a restructuring charge of $6.8 million and a charge for litigation settlement, net of $2.0 million.

Quarterly Financial Data (Unaudited)

Quarterly results for the years ended June 30, 2017 and 2016 are as follow (in thousands, except per share amounts):

	June 30,	March 31,	December 31,	September 30,
	2017(1)	2017(2)	2016(3)	2016(4)
Net revenues	$178,701	$148,664	$148,111	$122,642
Gross profit	$101,739	$82,146	$75,354	$65,246
Net income (loss)	$12,177	$(3,246)	$(7,362)	$(6,479)
Net income (loss) per share – basic	$0.11	$(0.05)	$(0.08)	$(0.06)
Net income (loss) per share – diluted	$0.11	$(0.05)	$(0.08)	$(0.06)

	June 30,	March 31,	December 31,	September 30,
	2016(5)	2016(6)	2015(7)	2015(8)
Net revenues	$139,617	$124,886	$139,305	$124,581
Gross profit	$72,675	$62,720	$70,275	$65,118
Net loss	$(2,340)	$(10,784)	$(7,234)	$(11,526)
Net loss per share – basic	$(0.02)	$(0.10)	$(0.07)	$(0.11)
Net loss per share – diluted	$(0.02)	$(0.10)	$(0.07)	$(0.11)

(1)

Net income and net income per share include the effect of acquisition and integration costs of $3.2 million, amortization of intangibles of $1.2 million and a reversal of restructuring charges of $0.7 million.

(2)	Net loss and net loss per share include the effect of acquisition and integration costs of $3.4 million, amortization of intangibles of $1.2 million and a restructuring charge of $7.7 million.
(3)	Net loss and net loss per share include the effect of acquisition and integration costs of $4.2 million, amortization of intangibles of $2.2 million and a restructuring charge of $1.9 million.
(4)	Net loss and net loss per share include the effect of acquisition and integration costs of $2.3 million, amortization of intangibles of $4.1 million.
(5)	Net loss and net loss per share include the effect of amortization of intangibles of $0.8 million and a restructuring charge of $0.1 million.
(6)	Net loss and net loss per share include the effect of amortization of intangibles of $4.1 million and a restructuring charge of $1.4 million.
(7)	Net loss and net loss per share include the effect of acquisition and integration costs of $0.8 million and amortization of intangibles of $4.3 million and a restructuring charge of $3.0 million.
(8)	Net loss and net loss per share include the effect of acquisition and integration costs of $0.3 million and amortization of intangibles of $4.5 million and a restructuring charge of $5.6 million.

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

The following discussion is based upon our Consolidated Financial Statements included elsewhere in this Report, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP.  In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and service parts, among other matters. Each of these decisions has some impact on the financial results for any given period.  In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. For further information about our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” section included in this “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Extreme is a leading provider of network infrastructure equipment and offers related maintenance contracts for extended warranty and maintenance to our enterprise, data center and service provider customers.  We were incorporated in California in May 1996, and reincorporated in Delaware in March 1999.  Our corporate headquarters are located in San Jose, California. Substantially all of our revenue is derived from the sale of our networking equipment and related maintenance contracts.

Extreme Networks, Inc., together with its subsidiaries (collectively referred to as “Extreme” and as “we”, “us” and “our”) is a leader in providing software-driven networking solutions for enterprise customers. Providing a combined end-to-end solution from the data center to the access point, Extreme designs, develops and manufactures wired and wireless network infrastructure equipment and develops the software for network management, policy, analytics, security and access controls. We strive to help our customers and partners Connect Beyond the Network by building world-class software and network infrastructure solutions that solve the wide range of problems faced by IT departments.

Enterprise network administrators from the data center to the access layer need to respond to the rapid digital transformational trends of cloud, mobility, big data, social business and the ever present need for network security.  Accelerators such as Internet of Things (“IoT”), artificial intelligence (“AI”), bring your own device (“BYOD”), machine learning, cognitive computing, and robotics add complexity to challenge the capabilities of traditional networks. Technology advances have a profound effect across the entire enterprise network placing unprecedented demands on network administrators to enhance management capabilities, scalability, programmability, agility, and analytics of the enterprise networks they manage.

A trend effecting the Enterprise Network Equipment market is the continued adoption of the cloud-managed enterprise WLAN in the enterprise market. Hybrid cloud is a cloud computing environment which uses a mix of on-premises, private cloud and third-party, public cloud services with orchestration between the two platforms. We introduced our Cloud offering in 2016 and announced its enhanced cloud offering in 2017.  ExtremeCloud is the only offering in the market that seamlessly integrates the cloud with on-premise infrastructures. (See Part 1, Item 1. Business, for additional discussion of the Company’s business)

Acquisition

On October 28, 2016, we completed the acquisition of Zebra’s WLAN Business assets.  Under the terms of the purchase agreement, we acquired customers, employees, technology and other assets as well as assumed certain contracts and other liabilities of the WLAN Business, for net cash consideration to $49.5 million.

We have accounted for the acquisition using the acquisition method of accounting.  The purchase price allocation as of the acquisition date is set forth in Note 2 Business Combinations in our Notes to Consolidated Financial Statements and reflects fair values. The fair values were determined through established and generally accepted valuation techniques, including work performed by third-party valuation specialists.  All valuations were considered finalized as of June 30, 2017.

During the fiscal year ended June 30, 2017, we recognized acquisition costs of $2.1 million and integration costs of $6.6 million, which is included in “Acquisition and integration costs” in the accompanying condensed consolidated statements of operations.

On July 14, 2017, we completed the acquisition of Avaya Networking, Avaya’s fabric-based secure networking solutions and network security solutions business, that had been announced on March 7, 2017, and funds were remitted to Avaya pursuant to the purchase agreement. We acquired customers, employees, technology and other assets, as well as assume contracts and other liabilities of the Avaya Networking business, for a purchase price of $100.0 million, subject to certain adjustments.  Pursuant to certain ancillary agreements, Avaya will also provide us with access to certain technology related to Avaya Networking, as well as transition services for a period of time following the closing of the transaction.  As a condition of our agreement, the Company made deposits of $10.2 million in our fiscal third quarter to be applied to the purchase price upon closing.  See Note 14. Subsequent Events for additional information.

The acquisition will be accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of the Avaya Networking will be recorded at their respective fair values and added to those of ours including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.  Results of operations of Avaya Networking will be included in our operations beginning with the closing date as noted above.

During fiscal year ended June 30, 2017, we recognized acquisition costs of $2.2 million, which is included in “Acquisition and integration costs” in the accompanying consolidated statements of operations related to the Purchase Agreement.

Future Acquisitions

On March 29, 2017, we entered into an additional Asset Purchase Agreement (the “Purchase Agreement II”) with LSI Corporation, (“LSI”), and, solely for the purposes set forth in the Purchase Agreement II, Broadcom to purchase the Brocade Data business of Brocade.  Upon the terms and subject to the conditions of the Purchase Agreement II, we will acquire customers, employees, technology and other assets of Brocade Data, as well as assume certain contracts and other liabilities of Brocade Data, for an upfront cash closing payment equal to $35.0 million, plus a deferred payment equal to $20.0 million to be paid $1 million per quarter for 20 quarters following the closing date of the transaction (the “Closing,” and such date, the “Closing Date”), plus quarterly earn out payments equal to 50% of profits of Brocade Data for the five-year period commencing at the end of our first full fiscal quarter following the Closing Date.  Pursuant to certain ancillary agreements, LSI will also provide us with access to certain technology related to Brocade Data, as well as transition services for a period of time following the Closing.  The acquisition will include the rights to have manufactured and sold Brocade’s current SLX based solutions product portfolio, which launched in March 2017.  The Purchase Agreement II is contingent upon Broadcom acquiring Brocade.   (See Item 1A Risk Factors for additional information).

During the fiscal year ended June 30 2017, we recognized acquisition costs of $2.2 million, which is included in “Acquisition and integration costs” in the accompanying consolidated statements of operations related to the Purchase Agreement II.

Results of Operations

Following is a summary of our results of operations during fiscal 2017:

•	Net revenue of $598.1 million, increased 13.2% from fiscal 2016 net revenue of $528.4 million.
•	Product revenue of $451.5 million, increased 14.2% from fiscal 2016 product revenue of $395.5 million.
•	Service revenue of $146.7 million, increased 10.3% from fiscal 2016 service revenue of $132.9 million.
•	Total gross margin of 54.3% of net revenue in fiscal 2017, compared to 51.2% in fiscal 2016.
•	Restructuring charge of $8.9 million, for excess facilities and contract termination.
•	Operating loss of $0.7 million, was a decrease in the operating loss of $24.8 million from fiscal 2016.
•	Net loss was $8.5 million in fiscal 2017, a decrease of $23.4 million from a net loss of $31.9 million in fiscal 2016.
•

Cash flow provided by operating activities of $59.3 million, compared to cash flow provided by operating activities of $30.4 million in fiscal 2016, an increase of $28.9 million.  Cash and cash equivalents were $130.5 million as of June 30, 2017, an increase of $36.4 million compared to fiscal.2016

Net Revenues

The following table presents net product and service revenue for the fiscal years 2017, 2016 and 2015 (dollars in thousands):

	Year Ended				Year Ended
	June 30, 2017	June 30, 2016	$ Change	% Change	June 30, 2016	June 30, 2015	$ Change	% Change
Net Revenues:
Product	$451,459	$395,464	$55,995	14.2%	$395,464	$418,046	$(22,582)	(5.4)%
Percentage of net revenue	75.5%	74.8%			74.8%	75.6%
Service	146,659	132,925	13,734	10.3%	132,925	$134,894	(1,969)	(1.5)%
Percentage of net revenue	24.5%	25.2%			25.2%	24.4%
Total net revenues	$598,118	$528,389	$69,729	13.2%	$528,389	$552,940	$(24,551)	(4.4)%

Product revenue increased $56.0 million or 14.2% for the year ended June 30, 2017, compared to the corresponding period of fiscal 2016. The increase in product revenue was primarily a result of the acquisition of the WLAN Business during fiscal 2017 and to lower discounting from list price.  The increase was partially offset by lower e-rate educational revenue.

Product revenue decreased $22.6 million or 5.4% for the year ended June 30, 2016, compared to the corresponding period of fiscal 2015. The decrease in product revenue was primarily due to an increase in competitive pricing pressure on lower volumes of modular (chassis based) switching products resulting from market shifts towards fixed products which are generally lower cost and are capable of rapidly adapting to changes and needs of the marketplace. The growth in the fixed products was not sufficient to offset the modular product decline and to a lesser extent, to the strengthening of the United States Dollar in nearly all geographical regions.

Service revenue increased $13.7 million or 10.3% for the year ended June 30, 2017, compared to the corresponding period of fiscal 2016. The increase in service revenue was primarily a result of the acquisition of the WLAN Business during fiscal 2017, the increased number of service contracts acquired and lower purchase accounting charges.

Service revenue decreased $2.0 million or 1.5% for the year ended June 30, 2016 compared to the corresponding period of fiscal 2015 due to a decrease in service maintenance contracts and professional service and training revenues.  Partially offsetting the decrease were lower purchase accounting charges related to deferred service revenues, which decreased to $1.5 million for the year-ended June 30, 2016, from $3.1 million in the corresponding period of fiscal 2015.

We operate in three regions: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East, and Africa; and APAC which includes Asia Pacific, South Asia, Japan and Australia. The following table presents the total net revenue geographically for the fiscal years 2017, 2016 and 2015 (dollars in thousands):

	Year Ended				Year Ended
Net Revenues	June 30, 2017	June 30, 2016	$ Change	% Change	June 30, 2016	June 30, 2015	$ Change	% Change
Americas:
United States	$303,617	$237,933	$65,684	27.6%	$237,933	$238,748	$(815)	(0.3)%
Other	24,530	44,455	(19,925)	(44.8)%	44,455	31,931	12,524	39.2%
Total Americas	328,147	282,388	45,759	16.2%	282,388	270,679	11,709	4.3%
Percentage of net revenue	54.9%	53.4%			53.4%	49.0%
EMEA	216,015	196,588	19,427	9.9%	196,588	223,368	(26,780)	(12.0)%
Percentage of net revenue	36.1%	37.2%			37.2%	40.4%
APAC	53,956	49,413	4,543	9.2%	49,413	58,893	(9,480)	(16.1)%
Percentage of net revenue	9.0%	9.4%			9.4%	10.7%
Total net revenues	$598,118	$528,389	$69,729	13.2%	$528,389	$552,940	$(24,551)	(4.4)%

We rely upon multiple channels of distribution, including distributors, direct resellers, OEMs, and direct sales.  Revenue through our distributor channel was 49% of total product revenue in fiscal years 2017 and 2016 and 47% of total product revenue in fiscal 2015.

The level of sales to any one customer, including a distributor, may vary from period to period.

Cost of Revenues and Gross Profit

The following table presents the gross profit on product and service revenue and the gross profit percentage of net revenues for the fiscal years 2017, 2016 and 2015 (dollars in thousands):

	Year Ended				Year Ended
	June 30, 2017	June 30, 2016	$ Change	% Change	June 30, 2016	June 30, 2015	$ Change	% Change
Gross profit:
Product	$233,732	$186,725	$47,007	25.2%	$186,725	$193,028	$(6,303)	(3.3)%
Percentage of product revenue	51.8%	47.2%			47.2%	46.2%
Service	90,753	84,063	6,690	8.0%	84,063	86,709	(2,646)	(3.1)%
Percentage of service revenue	61.9%	63.2%			63.2%	64.3%
Total gross profit	$324,485	$270,788	$53,697	19.8%	$270,788	$279,737	$(8,949)	(3.2)%
Percentage of net revenue	54.3%	51.2%			51.2%	50.6%

Cost of product revenues includes costs of materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, amortization of developed technology intangibles, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans, and document control. We outsource substantially all of our manufacturing and supply chain management operations, and we conduct quality assurance, manufacturing engineering, document control and distribution at our facilities in San Jose, California, Salem, New Hampshire, China, and Taiwan.

Product gross profit increased to $233.7 million for the year-ended June 30, 2017, from $186.7 million in the corresponding period of fiscal 2016.  Product gross profit for the year-ended June 30, 2017, was favorably impacted by an increase in product revenue of $65.7 million due primarily to the acquisition of the WLAN Business, lower amortization of developed technology intangibles of $8.3 million and more favorable manufacturing costs due to cost reduction efforts and lower warranty charges of $2.2 million.  The increases in product gross profit were partially offset by integration costs of $5.0 million primarily related to excess inventory charges related to the discontinuance of certain product lines due to the WLAN Business acquisition and increased royalty charges of $2.6 million.

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

Our cost of service revenue consists primarily of labor, overhead, repair and freight costs and the cost of service parts used in providing support under customer maintenance contracts.

Service gross profit increased to $90.8 million for the year-ended June 30, 2017, from $84.1 million in the corresponding period of fiscal 2016, primarily due to an increase in service revenue of $6.7 million related to the acquisition of the WLAN Business and the increased number of service contracts acquired.

Service gross profit decreased to $84.1 million for the year-ended June 30, 2016, from $86.7 million in the corresponding period of fiscal 2015, primarily due to a decrease in service revenue of $2.0 million and increased operating expenses, primarily professional fees of $0.6 million.

Operating Expenses

The following table presents operating expenses and operating income (dollars in thousands):

	Year Ended				Year Ended
	June 30, 2017	June 30, 2016	$ Change	% Change	June 30, 2016	June 30, 2015	$ Change	% Change
Research and development	$93,724	$78,721	$15,003	19.1%	$78,721	$93,447	$(14,726)	(15.8)%
Sales and marketing	162,927	150,806	12,121	8.0%	150,806	169,299	(18,493)	(10.9)%
General and administrative	37,864	37,675	189	0.5%	37,675	42,092	(4,417)	(10.5)%
Acquisition and integration costs	13,105	1,145	11,960	1,044.5%	1,145	10,205	(9,060)	(88.8)%
Restructuring and related charges, net of reversals	8,896	10,990	(2,094)	(19.1)%	10,990	9,819	1,171	11.9%
Amortization of intangibles	8,702	17,001	(8,299)	(48.8)%	17,001	17,869	(868)	(4.9)%
Total operating expenses	$325,218	$296,338	$28,880	9.7%	$296,338	$342,731	$(46,393)	(13.5)%

The following table highlights our operating expenses and operating loss as a percentage of net revenues:

	Year Ended
	June 30, 2017	June 30, 2016	June 30, 2015
Research and development	15.7%	14.9%	16.9%
Sales and marketing	27.2%	28.5%	30.6%
General and administrative	6.3%	7.1%	7.6%
Acquisition and integration costs	2.2%	0.2%	1.8%
Restructuring charge, net of reversals	1.5%	2.1%	1.8%
Amortization of intangibles	1.5%	3.2%	3.2%
Total operating expenses	54.4%	56.1%	62.0%
Operating loss	(0.1)%	(4.8)%	(11.4)%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses increased by $15.0 million or 19.1% for fiscal 2017 as compared to fiscal 2016. The increase in spending was primarily a result of the acquisition of the WLAN Business during fiscal 2017, and consists of $11.7 million of personnel costs, which includes compensation, benefits and non-cash stock based compensation, $1.3 million of technology and facility costs, $1.2 million of consulting and contract projects and $0.8 million of supplies and equipment costs.

Research and development expenses decreased by $14.7 million or 15.8% for fiscal 2016 as compared to fiscal 2015. The decrease in spending was related to $11.6 million of personnel costs, which includes compensation, benefits and non-cash stock based compensation, $1.6 million in reduced supplies and equipment costs, $1.2 million in depreciation and $0.3 million of other costs.

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $12.1 million or 8.0% for the year-ended June 30, 2017, as compared to the corresponding period of fiscal 2016.  The increase in sales and marketing expenses during fiscal 2017 was primarily a result of the acquisition of the WLAN Business during fiscal 2017, and consists of higher personnel costs including benefits and non-cash stock compensation of $9.2 million, $1.8 million in travel costs and $1.1 million in additional professional fees.

Sales and marketing expenses decreased by $18.5 million or 10.9% for the year-ended June 30, 2016 as compared to the corresponding period of fiscal 2015.  The decrease in sales and marketing expenses during fiscal 2016 was primarily due to lower personnel costs including benefits and non-cash stock compensation of $11.5 million, $3.1 million in reduced travel costs, $2.4 million in reduced occupancy expense and $1.9 million in reduced sales conferences and related costs.  In addition, sales and marketing professional fees decreased by $0.8 million during the period.

General and Administrative Expenses

General and administrative expense consists primarily of personnel costs, legal and professional service costs, share-based compensation, travel and facilities and information technology costs.

General and administrative expenses increased by $0.2 million or 0.5% for the year-ended June 30, 2017, as compared to the corresponding period of fiscal 2016.  The increase in general and administrative expenses was primarily due to increases of $1.1 million in professional fees, $0.6 million in recruiting fees, and $0.2 million of taxes and franchise fees. The increase was partial offset by $0.9 million in lower personnel costs related to our reduced headcount and $0.6 million in our provision for bad debts.

General and administrative expenses decreased by $4.4 million or 10.5% for the year-ended June 30, 2016 as compared to the corresponding period of fiscal 2015.  The decrease in general and administrative expenses was primarily due to $3.6 million in lower personnel costs related to our reduced headcount, as well as reduced professional fees of $1.9 million and other expenses of $0.4 million.

Acquisition and Integration Costs

As a result of our acquisitions of the WLAN Business in fiscal 2017 and Enterasys in fiscal 2014, we incurred $13.1 million, $1.1 million and $10.2 million of acquisition and integration costs in fiscal years 2017, 2016 and 2015, respectively.

For fiscal 2017, we incurred $2.1 million of acquisition and $6.6 million of integration costs related to the WLAN Business acquisition.  We also incurred acquisition costs of $2.2 million and $2.2 million related to our acquisition of Avaya Networking on July 14, 2017, and anticipated acquisition of Brocade Data, respectively.

For fiscal 2016 and 2015, the entire $1.1 million and $10.2 million, respectively, of expense was related to integration costs of the Enterasys acquisition.   The lower fiscal 2016 integration expenses were due to winding down of integration activities associated with the acquisition, which included lower severance and termination costs, information systems applications costs and consulting fees.

Restructuring and Related Charges, Net of Reversals

As of June 30, 2017, restructuring liabilities were $4.1 million and consisted primarily of obligations for estimated future obligations for non-cancelable lease payments for excess facilities, and for severance payments and benefits. The restructuring liability is recorded in "Other accrued liabilities" and “Other long-term liabilities” on the consolidated balance sheets. During fiscal years 2017, 2016 and 2015, we recorded restructuring charges and related charges, net of reversals, of $8.9 million, $11.0 million and $9.8 million, respectively.

Fiscal year 2017

Pursuant to the WLAN Business acquisition from Zebra, we assumed a facility lease located at 6480 Via del Oro in San Jose, California (“Via del Oro”) and transferred our headquarters from Rio Robles Drive in San Jose, California (“Rio Robles”) to Via del Oro.  We consolidated our existing workforce from our previous headquarters with employees assumed from Zebra to the Via del Oro site and exited the Rio Robles site on January 31, 2017.  Due to our move from the Rio Robles facility and abandonment of all leasehold improvements, we accelerated the amortization of the remaining leasehold improvements for this site over the shortened service period such that the leasehold improvements were fully amortized on the cease-use date.  We recorded accelerated amortization expense for the year ended June 30, 2017 of $2.6 million and it is reflected in "Restructuring and related charges, net of reversals" in the condensed consolidated statements of operations.

We entered into a sublease agreement related to our Rio Robles facility during the third quarter of fiscal 2017 for the remaining duration of the lease. The sublease resulted in adjustments to the prior estimates for the amount of sublease payments, timing of sublease activities and real estate commissions associated with the sublease. The net adjustments, including modifications to our future obligations for non-cancellable lease payments and related future subleasing income resulted in additional charges of $2.0 million during fiscal 2017. The excess facilities payments will continue through fiscal year 2023.

In anticipation of the acquisition of Avaya Networking on July 14, 2017 and our anticipated acquisition of the Brocade Data business, we reoccupied the majority of the previously exited space at our Salem, New Hampshire location during our fiscal fourth quarter to accommodate the growth in headcount and lab facility requirements. This action resulted in a reversal of prior restructuring expense accruals of $1.3 million

We also implemented a reduction-in-force which affected 90 employees.  We recorded severance and benefits charges of $5.6 million during the year ended June 30, 2017.  Cash payments of $3.8 million have been made with the balance of cash payments expected to be paid by the end of the second quarter of fiscal 2018.

Fiscal year 2016

During fiscal 2016, we incurred $11.0 million of restructuring charges. Excess facilities charges included accrued lease costs pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities and contract termination charges of $5.4 million, acceleration of depreciation of leasehold improvements of $4.5 million, professional fees of $1.0 million and other expenses of $0.1 million.

Significant restructuring charges incurred during 2016, by location, included $1.8 million of charges for excess facilities pertaining to the estimated future obligations for non-cancelable lease payments at Rio Robles.  This represented 39% of the San Jose leased space.  We amended our facility lease at our North Carolina location and exited excess space while recording $4.1 million of charges, which included $3.1 million in accelerated depreciation of leasehold improvements. This action represented 36% of the North Carolina location lease space. We recorded $4.4 million of charges for excess facilities at our Salem location, which included $1.3 million in accelerated depreciation of leasehold improvements.  This action represented 27% of the Salem lease space.

Fiscal year 2015

During the fourth quarter of fiscal 2015, we implemented a plan to reduce costs through targeted restructuring activities intended to reduce operating costs and realign our organization in the current competitive environment. We initiated a plan to reduce our worldwide headcount by more than 225 employees, primarily in sales and marketing as well as research and development, consolidate specific global administrative functions, and shift certain operating costs to lower cost regions, among other actions. We have expensed all costs associated with this initiative.  The restructuring liability related to this initiative was fully paid as of June 30, 2016.

Amortization of Intangibles

During fiscal 2017, 2016 and 2015, we recorded $8.7 million, $17.0 million and $17.9 million, respectively, of amortization expenses in operating expenses primarily for certain intangibles related to the acquisition of Enterasys and the WLAN Business.  The lower amortization expense in fiscal 2017 is due to the Enterasys intangible assets becoming fully amortized during fiscal 2017.

Interest Income

Interest income was $0.7 million, $0.1 million and $0.5 million in fiscal years 2017, 2016 and 2015, respectively, representing an increase of $0.6 million in fiscal 2017 from fiscal 2016, and a decrease of $0.4 million in fiscal 2016 from fiscal 2015.  The increase in fiscal 2017 was due to higher cash balances and interest earned on notes receivable. The decrease in interest income in fiscal 2016 and 2015 was due to a decrease in the investment balances to fund debt reduction.

Interest Expense

We had $4.1 million, $3.1 million and $3.2 million of interest expense for fiscal 2017, 2016 and 2015, respectively.  Interest expense in fiscal years 2017, 2016 and 2015 was primarily related to our Credit Facility.  The increase in interest expense for fiscal 2017 is related to our increased borrowings to finance the WLAN Business acquisition in October 2016.

Other Income (Loss), net

We incurred other loss of less than $0.1 million in fiscal 2017, other income of $1.0 million in fiscal 2016, and other loss of $1.2 million in fiscal 2015.  Other income (loss) in the respective periods was primarily due to the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions.  Our effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the impact of state taxes, foreign operations which are generally taxed at lower statutory rates and the full valuation of our deferred tax assets in the U.S. and certain foreign jurisdictions.  For the fiscal years ended June 30, 2017, 2016 and 2015, we recorded income tax provisions of $4.3 million, $4.3 million and $4.8 million, respectively.  The effective tax rates for fiscal years ended June 30, 2017, 2016 and 2015, were 103.9%, 15.7% and 7.2%, respectively.

For the fiscal years ended June 30, 2017, 2016 and 2015, the majority of our tax provision related to taxes on our foreign operations as well as state taxes due to the full valuation allowance on our U.S. and certain foreign deferred tax assets.

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

We provide an allowance for sales returns based on our historical returns, analysis of credit memo data and our return policies. The allowance for sales returns was $0.5 million and $1.6 million as of June 30, 2017 and 2016, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. If the historical data that we use to calculate the estimated sales returns and allowances does not properly reflect future levels of product returns, these estimates will be revised, thus resulting in an impact on future net revenue. We estimate and adjust this allowance at each balance sheet date.

Goodwill

We assess goodwill for impairment annually during the fourth quarter of the fiscal year (which begins on April 1) or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. We have determined that we have one reporting unit. To test goodwill for impairment, we have opted to bypass the qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value and proceed directly to the two-step goodwill impairment test. Under the two-step goodwill impairment test, we in the first step, compare the estimated fair value of a reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step in which we determine the implied value of goodwill based on the allocation of the estimated fair value determined in the initial step to all assets and liabilities of the reporting unit.

We completed our annual goodwill impairment test in the fourth quarter of fiscal 2017 and determined there was no impairment as the fair value of the reporting unit exceeded its carrying value.

Business Combinations

We apply the acquisition method of accounting for business combinations. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the completion of the transaction. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, intangibles and other asset lives, among other items. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. As a result, we may have been required to value the acquired assets at fair value measures that do not reflect its intended use of those assets. Use of different estimates and judgments could yield different results. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill. Although we believe the assumptions and estimates we have made are reasonable and appropriate, they are based in part on historical experience and information that may be obtained from the management of the acquired company and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Share-based Payments

We use the Black-Scholes option-pricing model to determine the fair value of option grants other than option grants, with market or performance conditions, options assumed as part of the Enterasys acquisition, and share purchase options under our Employee Stock Purchase Plan (“ESPP”) on the date of grant with the weighted average assumptions. We use the Monte-Carlo simulation model to determine the fair value and the derived service period of option grants, with market, performance or service conditions or combinations of those conditions, on the date of grant.  The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The expected term of purchase options under our ESPP represents the contractual life of the ESPP purchase period. The risk-free rate is based upon the estimated life of each option and ESPP award is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility of our stock. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero. In fiscal 2016, our estimated forfeiture rates based on historical forfeiture experiences were 19% for executives and 13% for non-executive employees.  Beginning in fiscal 2017, we no longer estimate forfeitures at the time of grant but rather record actual forfeitures at the time of separation.  We use the straight-line method for expense attribution, and we only recognize expense for those shares expected to vest.

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

Liquidity and Capital Resources

The following summarizes information regarding our cash, investments, and working capital (in thousands):

	June 30, 2017	June 30, 2016
Cash and cash equivalent	$130,450	$94,122
Total cash and investments	$130,450	$94,122
Working capital	$69,145	$17,442

As of June 30, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $130.5 million, accounts receivable, net of $120.8 million and availability of borrowings from the Revolving Facility of $39.1 million.  We anticipate that our principal uses of cash for fiscal 2018 will include the acquisition of Avaya’s fabric-based secure networking solutions and network security solutions business and our anticipated acquisition of Brocade’s data center technology business, repayments of debt and related interest, purchase of finished goods inventory from our contract manufacturers, payroll, restructuring expenses and other operating expenses related to the development, marketing of our products and purchases of property and equipment.  We believe that our $130.5 million of cash and cash equivalents at June 30, 2017, cash flows from operations along with the availability of additional borrowings from our Credit Facility, as amended, will be sufficient to fund our principal uses of cash for at least the next 12 months.

During the second quarter of fiscal 2017, we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) with Silicon Valley Bank, as administrative agent and collateral agent, and the financial institutions that are a party thereto as lenders (“Lenders”).   The Credit Facility provided for a five-year $90.5 million term loan (“Term Loan”) and a five-year $50.0 million revolving loan facility (“Revolver”), which included a $5.0 million swing line loan sub facility and a $10.0 million letter of credit sub facility.  The Credit Facility among other things, amended and restated our previous credit facility.  The borrowings under the Credit Facility during fiscal 2017 were used to acquire the WLAN Business as more fully described in Note 2. Business Combinations, in the Notes to Consolidated Financial Statements.

On July 14, 2017, the Company entered into the Second Amendment to the Amended and Restated Credit Agreement (“Second Amendment”), which amends the Amended and Restated Credit Agreement, dated as of October 28, 2016 (the “Credit Facility, as amended”), by and among the Company, as borrower, Silicon Valley Bank, as administrative agent and collateral agent, and Lenders. Among other things, the Second Amendment (i) increased the amount of the available borrowing under the Credit Facility from $140.5 million to $243.7 million, composed of (a) the Term Loan facilities in a principal amount of up to $183.7 million and (b) the Revolver  in a principal amount of up to $60.0 million, (ii) extends the maturity date under the existing Term Loan and the termination date under the existing Revolver until July 2022, (iii) provides for an uncommitted additional incremental loan facility in a principal amount of up to $50.0 million (“Incremental Facility”), and (iv) joins certain additional banks, financial institutions and institutional lenders as Lenders pursuant to the terms of the Credit Facility, as amended.  On July 14, 2017, the Company borrowed an additional $80.0 million under the Term Loan which was used to fund the purchase of the Avaya Networking business (see Note 14. Subsequent Events, in the Notes to Consolidated Financial Statements).

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Year Ended
	June 30, 2017	June 30, 2016	June 30, 2015
Net cash provided by operating activities	$59,283	$30,366	$37,423
Net cash (used in) provided by investing activities	(71,752)	(5,327)	21,598
Net cash provided by (used in) financing activities	48,708	(6,738)	(52,470)
Foreign currency effect on cash	89	(404)	(3,516)
Net increase in cash and cash equivalents	$36,328	$17,897	$3,035

Cash and cash equivalents were $130.5 million at June 30, 2017, representing an increase of $36.4 million from $94.1 million at June 30, 2016.  Cash and cash equivalents increased primarily due to cash provided by operations of $59.3 million, and cash provided by financing activities of $48.7 million, offset by cash used in investing activities of $71.8 million.

Cash and cash equivalents were $94.1 million at June 30, 2016, representing an increase of $17.9 million from $76.2 million at June 30, 2015.  Cash and cash equivalents increased primarily due to cash provided by operations of $30.4 million, offset by cash used in investing activities of $5.3 million and cash used in financing activities of $6.7 million.

Net Cash Provided by Operating Activities

Cash provided by operating activities during fiscal 2017 was $59.3 million, compared to cash provided by operating activities of $30.4 million in fiscal 2016, an increase of $28.9 million. Factors contributing to cash provided by operating activities for the year ended June 30, 2017 were decreases in inventory and prepaid expenses, and increases to accrued compensation and benefits, deferred revenues and other liabilities in addition to non-cash expenses such as amortization of intangibles, stock-based compensation, and depreciation.   These amounts were partially offset by an increase in accounts receivables and our current year’s net loss of $8.5 million.

Cash provided by operating activities during fiscal 2016 was $30.4 million, compared to $37.4 million in fiscal 2015, a decrease of $7.0 million.  The net loss of $31.9 million was primarily offset by non-cash expenses such as amortization of intangibles, stock-based compensation, and depreciation.  Other contributing factors to cash provided by operating activities for the year ended June 30, 2016 were decreases in accounts receivables and inventory as a source of cash offset by declines in the balance of our deferred revenues and accounts payable which decreased cash.

Net Cash (Used in) Provided by Investing Activities

Cash used in investing activities during fiscal 2017 was $71.8 million, was mainly due to our acquisition of the WLAN Business of $51.1 million, deposits for future acquisitions of $10.2 million and capital expenditures of $10.4 million.

Cash used in investing activities during fiscal 2016 totaled $5.3 million, was mainly due to capital expenditures.

Net cash Provided by (Used in) Financing Activities

Cash provided by financing activities during fiscal 2017 was $48.7 million due primarily to $48.2 million in borrowings of debt pursuant to our WLAN Business acquisition, $11.8 million in proceeds from the sale of our common stock, primarily through the exercise of stock options and our Employee Stock Purchase Plan, partially offset by repayments of debit of $10.0 million.

Cash flow used in financing activities during fiscal 2016 was $6.7 million mainly due to $26.4 million in repayments of debt, offset by borrowings of $15.0 million on the Revolving Facility for working capital requirements and proceeds from the sale of common stock of $4.6 million primarily through our Employee Stock Purchase Plan.

Contractual Obligations

The following summarizes our contractual obligations at June 30, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Debt obligations	$93,712	$12,444	$38,463	$42,805	$—
Interest on debt obligations	11,600	3,967	5,868	1,765	—
Non-cancellable inventory purchase commitments	83,234	83,234	—	—	—
Non-cancellable purchase commitments	21,474	4,974	10,500	6,000	—
Non-cancellable operating lease obligations	54,794	12,949	20,870	14,813	6,162
Other liabilities	880	196	391	293	—
Total contractual cash obligations	$265,694	$117,764	$76,092	$65,676	$6,162

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast.  Inventory purchase commitments were $83.2 million as of June 30, 2017, an increase of $19.5 million from $63.7 million as of June 30, 2016.

Non-cancelable operating lease obligations represent base rents and operating expense obligations to landlords for facilities we occupy at various locations.

Other liabilities include our commitments towards debt related fees and specific arrangements other than inventory.

The amounts in the table above exclude immaterial income tax liabilities related to uncertain tax positions as we are unable to reasonably estimate the timing of the settlement.

We did not have any material commitments for capital expenditures as of June 30, 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2017.

Capital Resources and Financial Condition

As of June 30, 2017, we had $130.5 million in cash and cash equivalents.  We believe that our current cash, cash equivalents, cash available from future operations along with the availability of borrowings from our Credit Facility, as amended, will enable us to meet our working capital requirements for at least the next 12 months.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline.  To reduce/address this risk, we maintain our portfolio of cash equivalents in money market funds.

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

The following table presents the amounts of our cash equivalents by range of expected maturity and weighted-average interest rates as of June 30, 2017.  This table includes money market funds which generally are not considered subject to market risk. We did not have any short-term investments or marketable securities as of June 30, 2017 (dollars in thousands):

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
June 30, 2017
Included in cash equivalents	$4,291	$—	$—	$4,291	$4,291
Weighted average interest rate	0.7%	—%	—%

The following table presents hypothetical changes in the fair value of financial instruments held at June 30, 2017 that are sensitive to changes in interest rates (in thousands):

Unrealized gain given a decrease in interest rate of X bps		Fair value as of	Unrealized loss given an increase in interest rate of X bps
(100 bps)	(50 bps)	June 30, 2017	100 bps	50 bps
$—	$—	$4,291	$—	$—

Debt

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from our Credit Facilities, as amended, that we entered into on October 31, 2013.  Our debt and Credit Facilities, as amended, are fully described in the Note 3 of our Notes to the Consolidated Financial Statements.  At June 30, 2017 we had $93.7 million of debt outstanding, all of which was from our Credit Facilities, as amended.  Through the end of our fiscal year, the average daily outstanding amount was $85.0 million with a high of $100.5 million and a low of $55.5 million.

The following table presents hypothetical changes in interest expense for the year ended June 30, 2017, on the outstanding Credit Facility, as amended, borrowings as of June 30, 2017, that are sensitive to changes in interest rates (in thousands):

Change in interest expense given a decrease in interest rate of X bps*		Average outstanding debt as of	Change in interest expense given an increase in interest rate of X bps
(100 bps)	(50 bps)	June 30, 2017	100 bps	50 bps
$(213)	$(106)	$85,044	$213	$106

*	Underlying interest rate was 1 % during fiscal 2017. The table above assumed the underlying interest rate did not decrease below 0%

Exchange Rate Sensitivity

A majority of our sales and our expenses are denominated in United States Dollars.  While we conduct sales transactions and incur certain operating expenses in foreign currencies and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant, in part because of our foreign exchange risk management process discussed below.

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other income (loss), net. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. At June 30, 2017, we had foreign currency forward contracts with a notional value of $6.7 million outstanding.  As June 30, 2016, we did not have any foreign currency forward contracts.

Foreign currency transaction gains and losses from operations were losses of $0.7 million and $1.0 million in fiscal years 2017 and 2015, respectively and gains of $1.3 million in fiscal 2016.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Extreme Networks, Inc.:

We have audited the accompanying consolidated balance sheets of Extreme Networks, Inc. and subsidiaries (the Company) as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2017. We also have audited the Company’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Extreme Networks, Inc. and subsidiaries as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Extreme Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Raleigh, North Carolina

September 13, 2017

EXTREME NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$130,450	$94,122
Accounts receivable, net of allowances of $1,732 at June 30, 2017 and $3,257 at June 30, 2016	120,770	81,419
Inventories	45,880	40,989
Prepaid expenses and other current assets	27,867	12,438
Total current assets	324,967	228,968
Property and equipment, net	30,240	29,580
Intangible assets, net	25,337	19,762
Goodwill	80,216	70,877
Other assets	22,586	25,236
Total assets	$483,346	$374,423
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,280	$17,628
Accounts payable	31,587	30,711
Accrued compensation and benefits	42,662	27,145
Accrued warranty	10,007	9,600
Deferred revenue, net	79,048	72,934
Deferred distributors revenue, net of cost of sales to distributors	43,525	26,817
Other accrued liabilities	36,713	26,691
Total current liabilities	255,822	211,526
Deferred revenue, less current portion	25,293	21,926
Long-term debt, less current portion	80,422	37,446
Deferred income taxes	6,576	4,693
Other long-term liabilities	8,526	8,635
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 110,924,508 shares issued and outstanding at June 30, 2017 and 104,942,665 shares issued and outstanding at June 30, 2016	111	105
Additional paid-in-capital	909,155	884,706
Accumulated other comprehensive loss	(2,302)	(2,874)
Accumulated deficit	(800,257)	(791,740)
Total stockholders’ equity	106,707	90,197
Total liabilities and stockholders’ equity	$483,346	$374,423

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	June 30, 2017	June 30, 2016	June 30, 2015
Net revenues:
Product	$451,459	$395,464	$418,046
Service	146,659	132,925	134,894
Total net revenues	598,118	528,389	552,940
Cost of revenues:
Product	217,727	208,739	225,018
Service	55,906	48,862	48,185
Total cost of revenues	273,633	257,601	273,203
Gross profit:
Product	233,732	186,725	193,028
Service	90,753	84,063	86,709
Total gross profit	324,485	270,788	279,737
Operating expenses:
Research and development	93,724	78,721	93,447
Sales and marketing	162,927	150,806	169,299
General and administrative	37,864	37,675	42,092
Acquisition and integration costs	13,105	1,145	10,205
Restructuring and related charges, net of reversals	8,896	10,990	9,819
Amortization of intangibles	8,702	17,001	17,869
Total operating expenses	325,218	296,338	342,731
Operating loss	(733)	(25,550)	(62,994)
Interest income	689	113	541
Interest expense	(4,086)	(3,098)	(3,177)
Other income (loss)	(47)	987	(1,206)
Loss before income taxes	(4,177)	(27,548)	(66,836)
Provision for income taxes	4,340	4,336	4,807
Net loss	$(8,517)	$(31,884)	$(71,643)
Basic and diluted net loss per share:
Net loss per share - basic	$(0.08)	$(0.31)	$(0.72)
Net loss per share - diluted	$(0.08)	$(0.31)	$(0.72)
Shares used in per share calculation - basic	108,273	103,074	99,000
Shares used in per share calculation - diluted	108,273	103,074	99,000

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended
	June 30, 2017	June 30, 2016	June 30, 2015
Net loss:	$(8,517)	$(31,884)	$(71,643)
Other comprehensive gain (loss), net of tax:
Available for sale securities:
Change in unrealized losses on available for sale securities, net of taxes	—	—	(26)
Net change in foreign currency translation adjustments	572	(1,583)	(826)
Other comprehensive gain (loss), net of tax:	572	(1,583)	(852)
Total comprehensive loss	$(7,945)	$(33,467)	$(72,495)

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2014	96,980	$97	$845,267	$(439)	$(688,213)	$156,712
Net loss	—	—	—	—	(71,643)	(71,643)
Other comprehensive loss, net of tax:	—	—	—	(852)	—	(852)
Exercise of options to purchase common stock	447	—	1,392	—	—	1,392
Issuance of employees stock purchase plan	1,138	2	3,578	—	—	3,580
Issuance of restricted stock, net of tax	1,719	1	(2,756)	—	—	(2,755)
Share-based payments	—	—	17,801	—	—	17,801
Balance at June 30, 2015	100,284	$100	$865,282	$(1,291)	$(759,856)	$104,235
Net loss	—	—	—	—	(31,884)	(31,884)
Other comprehensive loss, net of tax:	—	—	—	(1,583)	—	(1,583)
Exercise of options to purchase common stock	382	—	1,012	—	—	1,012
Issuance of employees stock purchase plan	2,000	2	3,848	—	—	3,850
Issuance of restricted stock, net of tax	2,277	3	(228)	—	—	(225)
Share-based payments	—	—	14,792	—	—	14,792
Balance at June 30, 2016	104,943	$105	$884,706	$(2,874)	$(791,740)	$90,197
Net loss	—	—	—	—	(8,517)	(8,517)
Other comprehensive loss, net of tax:	—	—	—	572	—	572
Exercise of options to purchase common stock	2,348	2	9,327	—	—	9,329
Issuance of employees stock purchase plan	2,218	2	4,493	—	—	4,495
Issuance of restricted stock, net of tax	1,416	2	(2,004)	—	—	(2,002)
Share-based payments	—	—	12,633	—	—	12,633
Balance at June 30, 2017	110,925	$111	$909,155	$(2,302)	$(800,257)	$106,707

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	June 30, 2017	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net loss	$(8,517)	$(31,884)	$(71,643)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	10,618	10,802	12,832
Amortization of intangible assets	15,722	32,370	35,951
Provision for doubtful accounts and allowance for returns	335	1,140	4,246
Stock-based compensation	12,633	14,792	17,801
Non-cash restructuring and related charges	1,031	4,463	—
Other non-cash charges	3,334	1,020	2,323
Changes in operating assets and liabilities, net
Accounts receivable	(25,050)	10,178	27,681
Inventories	8,587	17,025	(904)
Prepaid expenses and other assets	8,018	100	(2,240)
Accounts payable	2,064	(9,562)	2,827
Accrued compensation and benefits	13,058	1,949	(1,482)
Deferred revenue	(4,677)	(4,922)	2,104
Deferred distributor revenue, net of cost of sales	16,708	(14,058)	8,883
Other current and long term liabilities	5,419	(3,047)	(956)
Net cash provided by operating activities	59,283	30,366	37,423
Cash flows from investing activities:
Capital expenditures	(10,425)	(5,327)	(7,205)
Acquisition	(51,088)	—	—
Deposits related to future acquisition	(10,239)	—	—
Purchases of non-marketable equity investment	—	—	(3,000)
Proceeds from maturities of investments and marketable securities	—	—	23,321
Proceeds from sales of investments and marketable securities	—	—	9,051
Purchases of intangible assets	—	—	(569)
Net cash (used in) provided by investing activities	(71,752)	(5,327)	21,598
Cash flows from financing activities:
Borrowings under Revolving Facility	—	15,000	24,000
Borrowings under Term Loan	48,250	—	—
Repayment of debt	(10,038)	(26,375)	(78,688)
Loan fees on borrowings	(1,326)	—	—
Proceeds from issuance of common stock	11,822	4,637	2,218
Net cash provided by (used in) financing activities	48,708	(6,738)	(52,470)
Foreign currency effect on cash	89	(404)	(3,516)
Net increase in cash and cash equivalents	36,328	17,897	3,035

Cash and cash equivalents at beginning of period	94,122	76,225	73,190
Cash and cash equivalents at end of period	$130,450	$94,122	$76,225
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,013	$2,613	$2,361
Cash paid for taxes, net	$2,514	$2,355	$1,582
Non-cash investing activities:
Unpaid capital expenditures	$1,122	$741	$316

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

Fiscal Year

The Company uses a fiscal calendar year ending on June 30.  All references herein to  “fiscal 2017” or “2017”; “fiscal 2016” or “2016”; “fiscal 2015” or “2015” represent the fiscal years ending 2017, 2016 and 2015, respectively.

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

2. Business Combinations

On October 28, 2016, the Company completed the acquisition of the wireless local area network (“WLAN”) business (“WLAN Business”) from Zebra Technologies Corporation (“Zebra”).  Under the terms of the purchase agreement, the Company acquired customers, employees, technology and other assets as well as assumed certain contracts and other liabilities of the WLAN Business, for an initial purchase price of $51.1 million.  Subsequent to year end, Zebra agreed to pay $1.6 million as a final settlement regarding all outstanding working capital claims of the Company, thereby reducing the net cash consideration to $49.5 million.  The $1.6 million is included in “Prepaid expenses and other current assets” in the consolidated balance sheet as of June 30, 2017.

The acquisition has been accounted for using the acquisition method of accounting.  The purchase price allocation as of the Acquisition Date is set forth in the table below and reflects fair values. The fair values were determined through established and generally accepted valuation techniques, including work performed by third-party valuation specialists.  All valuations were considered finalized as of June 30, 2017.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table below summarizes the final allocation as of June 30, 2017, of the tangible and identifiable intangible assets acquired and liabilities assumed:

	Preliminary Allocation as of October 26, 2016	Adjustments		Final Allocation as of June 30, 2017
Receivables, net	$17,818	$(3,182)	(a)	$14,636
Inventory	12,408	1,185	(b)	13,593
Other current assets	808	—		808
Property and equipment	1,780	1,379	(c)	3,159
Identifiable intangible assets	20,500	(200)	(d)	20,300
In-process research and development	1,600	(200)	(d)	1,400
Other assets	7,634	—		7,634
Goodwill	9,836	(497)		9,339
Deferred revenue	(13,533)	(626)	(e)	(14,159)
Other liabilities	(7,763)	562	(f)	(7,201)
Total purchase price allocation	$51,088	$(1,579)		$49,509

The purchase price has been allocated based on the fair value of assets acquired and liabilities assumed as of the acquisition date.  The fair value of working capital related items, such as other current assets and accrued liabilities, approximated their book values at the date of acquisition.  Inventories were valued at fair value using the net realizable value approach.  The fair value of property and equipment was determined using a cost approach.  The fair value of the acquired deferred revenue was estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to provide the contracted deliverables plus an assumed profit.  The total costs including the assumed profit were adjusted to present value using a discount rate considered appropriate. The resulting fair value approximates the amount that the Company would be required to pay a third party to assume the obligation.  Valuations of the intangible assets were valued using income approaches based on projections provided by management, which we consider to be Level 3 inputs.

The changes during the period in the table above is as follows: a) obtainment of information on accounts receivable and related reserves of matters that existed as of the acquisition date; b) additional receipts of products that existed as of the acquisition date; c) additional fixed assets acquired in India as of the acquisition date; d) revised net realizable value based on finalization of valuation; e) additional maintenance contracts identified and transferred from Zebra to the Company that existed as of the acquisition date; f) additional employee benefits assumed that existed as of the acquisition date.

The following table presents details of the identifiable intangible assets acquired as part of the acquisition (in thousands):

Intangible Assets	Estimated Useful Life (in years)	Amount
Developed technology	6	$14,400
Customer relationships	4	3,300
Trademarks	5	2,600
Total identifiable intangible assets		$20,300

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

The Company also has an indefinite lived asset of $1.4 million which represents the fair value of in-process research and development activities.  Once the related research and development efforts are completed, the Company will determine whether the asset will continue to be an indefinite lived asset or become a finite lived asset and apply the appropriate accounting accordingly.

The results of operations of the WLAN Business are included in the consolidated results of operations beginning October 28, 2016.  The WLAN Business revenue for fiscal 2017 was $86.0 million and has been incorporated into the revenue of the Company.  The associated expenses of the WLAN Business have been incorporated with the results of operations of the Company as a product line and, therefore, stand-alone operating results are not available. The Company incurred $2.1 million of acquisition and $6.6 million

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of integration-related expenses during the year ended June 30, 2017 included in "Acquisition and integration costs" on the consolidated statements of operations.  The costs, which the Company expensed as incurred, consist primarily of professional fees to financial and legal advisors and Information Technology consultants and companies.

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

The unaudited pro forma financial information for the year ended June 30, 2017, combines the results of Extreme for the year ended June 30, 2017, which include the results of the WLAN Business subsequent to the acquisition date, and the historical results of the WLAN Business for the four months ended October 28, 2016.

The unaudited pro forma financial information for the year ended June 30, 2016, combines the historical results of Extreme for that period, with the historical results of the WLAN Business for the year ended June 30, 2016.

The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

	Year Ended
	June 30, 2017	June 30, 2016
Net revenues	$641,390	$628,079
Net income (loss)	$7,380	$(62,281)
Net earnings (loss) per share - basic	$0.07	$(0.60)
Net earnings (loss) per share - diluted	$0.07	$(0.60)
Shares used in per share calculation - basic	108,273	103,074
Shares used in per share calculation - diluted	111,472	103,074

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the guidance of the accounting standard for multiple deliverable revenue arrangements, when the Company's sales arrangements contain multiple elements, such as products, software licenses, maintenance agreements, or professional services, the Company determines the standalone selling price for each element based on a selling price hierarchy. The application of the multiple deliverable revenue accounting standard does not change the units of accounting for the Company's multiple element arrangements. Under the selling price hierarchy, the selling price for each deliverable is based on the Company's vendor-specific objective evidence (“VSOE”), which is determined by a substantial majority of the Company's historical standalone sales transactions for a product or service falling within a narrow range. If VSOE is not available due to a lack of standalone sales transactions or lack of pricing within a narrow range, then third party evidence (“TPE”), as determined by the standalone pricing of competitive vendor products in similar markets, is used, if available. TPE typically is difficult to establish due to the proprietary differences of competitive products and difficulty in obtaining reliable competitive standalone pricing information. When neither VSOE nor TPE is available, the Company determines its best estimate of standalone selling price (“ESP”) for a product or service and does so by considering several factors including, but not limited to, the 12-month historical median sales price, sales channel, geography, gross margin objective, competitive product pricing, and product life cycle. In consideration of all relevant pricing factors, the Company applies management judgment to determine the Company's best estimate of selling price through consultation with and formal approval by the Company's management for all products and services for which neither VSOE nor TPE is available. Generally, the standalone selling price of services is determined using VSOE and the standalone selling price of other deliverables is determined by using ESP.  The Company regularly reviews VSOE, TPE and ESP for all of its products and services and maintains internal controls over the establishment and updates of these estimates. After allocation of the relative selling price to each element of the arrangement, the Company recognizes revenue in accordance with the Company's policies for product, software, and service revenue recognition

Pursuant to the software revenue recognition accounting standard, the Company recognizes revenue for standalone software products (including optional software upgrades and other software that is not essential to the functionality of the hardware with which it is sold) using the residual method, as VSOE has been established for undelivered elements (typically post contract support).

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table is a summary of our allowance for product returns (in thousands).

Description	Balance at beginning of period	Additions	Deductions	Balance at end of period
Year Ended June 30, 2017:
Allowance for product returns	$1,609	$3,658	$(4,725)	$542
Year Ended June 30, 2016:
Allowance for product returns	$1,080	$3,478	$(2,949)	$1,609
Year Ended June 30, 2015:
Allowance for product returns	$2,700	$3,306	$(4,926)	$1,080

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

The following table is a summary of the allowance for doubtful accounts (in thousands).

Description	Balance at beginning of period	Charges to bad debt expenses	Deductions (1)	Balance at end of period
Year Ended June 30, 2017:
Allowance for doubtful accounts	$1,648	$323	$(781)	$1,190
Year Ended June 30, 2016:
Allowance for doubtful accounts	$1,316	$834	$(502)	$1,648
Year Ended June 30, 2015:
Allowance for doubtful accounts	$918	$940	$(542)	$1,316

(1)	Uncollectible accounts written off, net of recoveries

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth major customers accounting for 10% or more of our net revenue:

	Year Ended
	June 30, 2017	June 30, 2016	June 30, 2015
Tech Data Corporation	15%	17%	15%
Jenne Corporation	15%	14%	*
Westcon Group Inc.	11%	14%	15%

*	Less than 10% of net revenue

The following table sets forth major customers accounting for 10% or more of our accounts receivable balance:

	Year Ended
	June 30, 2017	June 30, 2016	June 30, 2015
Tech Data Corporation	18%	11%	*
Jenne Corporation	12%	*	*
Westcon Group Inc.	11%	19%	27%

*	Less than 10% of accounts receivable

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

The following is a summary of Cash and cash equivalents (in thousands):

	June 30, 2017	June 30, 2016
Cash	$126,159	$89,847
Cash equivalents (consisting of available-sale-securities)	4,291	4,275
Total cash and cash equivalents	$130,450	$94,122

Available-for-Sale Securities

The following is a summary of available-for-sale securities (in thousands):

			Unrealized	Unrealized
	Amortized		Holding	Holding
	Cost	Fair Value	Gains	Losses
June 30, 2017
Money market funds	$4,291	$4,291	$—	$—
	$4,291	$4,291	$—	$—
Classified as:
Cash equivalents	$4,291	$4,291	$—	$—
	$4,291	$4,291	$—	$—
June 30, 2016
Money market funds	$4,275	$4,275	$—	$—
	$4,275	$4,275	$—	$—
Classified as:
Cash equivalents	$4,275	$4,275	$—	$—
	$4,275	$4,275	$—	$—

The Company did not have any available-for sale investments in debt securities at June 30, 2017 or 2016.

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Investments with maturities of greater than three months, but less than one year at the balance sheet date are classified as Short-term Investments. Investments with maturities of greater than one year at balance sheet date are classified as Marketable Securities. The Company diversifies its investments by limiting its holdings with any individual issuer except for direct obligations of the United States government, securities issued by agencies of the United States government and money market funds.

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

The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income into earnings using the specific identification method.  Realized gains or losses recognized on the sale of investments were not significant for fiscal 2015.  As of June 30, 2017 and 2016, the Company did not hold any investment securities.

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

The Company did not hold any financial liabilities that required measurement at fair value on a recurring basis.  The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

June 30, 2017	Level 1	Level 2	Level 3	Total
Assets
Investments:
Money market funds	$4,291	$—	$—	$4,291
Investment in non-marketable equity	—	—	3,000	3,000
Total	$4,291	$—	$3,000	$7,291

June 30, 2016	Level 1	Level 2	Level 3	Total
Assets
Investments:
Money market funds	$4,275	$—	$—	$4,275
Investment in non-marketable equity	—	—	3,000	3,000
Total	$4,275	$—	$3,000	$7,275

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 2 investments: The Company includes U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations for which quoted prices are available as Level 2.  There were no transfers of assets or liabilities between Level 1 and Level 2 during the fiscal years 2017 or 2016

The fair value of the derivative instruments under our foreign currency contracts is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2.  Due to the short duration until maturity of the derivative instruments, the fair value approximates the carrying amount of the Company’s contacts of $27 thousand.

The fair value of the borrowings under the Credit Facility is estimated based on valuations provided by alternative pricing sources supported by observable inputs which are considered Level 2.  The carrying amount and estimated fair value of the Company’s total long-term indebtedness, including current portion was $93.7 million and $55.5 million as of June 30, 2017 and 2016, respectively.

Level 3 investments: Certain of the Company's assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.  The Company reflects a non-marketable equity investment as Level 3 in the fair value hierarchy as it is based on unobservable inputs that market participants would use in pricing this asset due to the absence of recent comparable market transactions and inherent lack of liquidity.  During fiscal 2015, the Company purchased a $3.0 million equity interest in a company that operates in the enterprise software platform industry.  The Company did not entered into any other transactions with the entity during fiscal 2017.   Subsequent to the year end, this entity was sold to a third party.  The Company will recognized a gain on the investment of approximately $3.7 million in the first quarter of fiscal year 2018. There were no transfers of assets or liabilities between Level 2 and Level 3 during the fiscal years 2017 or 2016. There were no impairments recorded for the fiscal years 2017 or 2016.

Inventory Valuation

The Company's inventory balance as of June 30, 2017 and 2016 was $45.9 million and $41.0 million, respectively. The Company values its inventory at lower of cost or market.  Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis.  The Company has established inventory allowances when conditions exist that suggest that inventory may be in excess of anticipated demand based upon assumptions about future demand or is obsolete.  At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.  Any written down or obsolete inventory subsequently sold has not had a material impact on gross margin for any of the periods disclosed.

The following is a summary of our inventory by category (in thousands).

	June 30, 2017	June 30, 2016
Finished goods	$45,090	$38,751
Raw materials	790	2,238
Total Inventory	$45,880	$40,989

Long-Lived Assets

Long-lived assets include (a) property and equipment, (b) goodwill and intangible assets, and (c) other assets.  Property and equipment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable.  If such facts and circumstances exist, the Company assesses the recoverability of these assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and indefinite-lived intangible assets are generated as a result of business combinations. The Company’s indefinite-lived intangible assets are comprised of acquired in-process research and development (“IPR&D”), which is treated as indefinite until the completion or abandonment of the associated research and development effort.  During the development period, the Company conducts an IPR&D impairment test annually and whenever events or changes in facts and circumstances indicate that it is more likely than not that the IPR&D is impaired. Events which might indicate impairment include, but are not limited to, adverse cost factors, deteriorating financial performance, strategic decisions made in response to economic, market, and competitive conditions, the impact of the economic environment on us and our customer base, and/or other relevant events such as changes in management, key personnel, litigations, or customers.  Management did not identify any triggering events for any periods presented.

The Company evaluates goodwill for impairment on an annual basis (on the first day of its fourth fiscal quarter) or whenever events occur or facts and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds the asset’s implied fair value. Based on the results of the goodwill impairment analyses, the Company determined that no impairment charge needed to be recorded for any periods presented.

Other assets consist primarily of service parts and long term deposits. The Company reduces the carrying value of service parts to net realizable value based on expected quantities needed to satisfy contractual service requirements of customers.

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

	June 30, 2017	June 30, 2016
Computer equipment	$34,716	$34,657
Purchased software	11,785	5,574
Office equipment, furniture and fixtures	10,852	10,385
Leasehold improvements	23,046	19,342
Total property and equipment	80,399	69,958
Less: accumulated depreciation and amortization	(50,159)	(40,378)
Property and equipment, net	$30,240	$29,580

We recognized depreciation expense of $10.6 million, $10.8 million, and $12.8 million related to property and equipment during the years ended June 30, 2017, 2016, and 2015, respectively.

(b) Goodwill and Intangibles

As part of the acquisition of WLAN Business, the Company acquired $9.3 million in goodwill which has been allocated to the Company's only reportable segment, the development and marketing of network infrastructure equipment.

The following table reflects the changes in the carrying amount of goodwill (in thousands):

June 30, 2017
Balance as of June 30, 2016	$70,877
Additions due to acquisition	9,339
Balance at end of period	$80,216

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the components of gross and net intangible asset balances (in thousands, except years):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2017
Developed technology	5.3 years	$55,400	$42,689	$12,711
Customer relationships	3.3 years	40,300	37,567	2,733
Maintenance contracts	1.3 years	17,000	12,467	4,533
Trademarks	4.3 years	5,100	2,846	2,254
License agreements	6.4 years	2,445	1,120	1,325
Other intangibles	2.7 years	1,382	1,001	381
Total intangibles, net with finite lives		121,627	97,690	23,937
In-process research and development, with indefinite life		1,400	—	1,400
Total intangibles, net		$123,027	$97,690	$25,337

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2016
Developed technology	0.2 years	$48,000	$43,028	$4,972
Customer relationships	0.3 years	37,000	32,889	4,111
Maintenance contracts	2.3 years	17,000	9,067	7,933
Trademarks	0.3 years	2,500	2,222	278
License agreements	9.7 years	3,413	1,473	1,940
Other intangibles	3.7 years	1,428	900	528
Total intangibles, net		$109,341	$89,579	$19,762

The following table summarizes the amortization expense of intangibles for the periods presented (in thousands):

	Year Ended
	June 30, 2017	June 30, 2016	June 30, 2015
Amortization in "Cost of revenues: Product"	$7,020	$15,369	$18,082
Amortization of intangibles	8,702	17,001	17,869
Total amortization	$15,722	$32,370	$35,951

The amortization expense that is recognized in "Cost of revenues: Product" is comprised of amortization for developed technology, license agreements and other intangibles.

The estimated future amortization expense to be recorded for each of the respective future fiscal years is as follows (in thousands):

For the fiscal year ending:
2018	$7,620
2019	5,292
2020	4,061
2021	3,266
2022	2,594
Thereafter,	1,104
Total	$23,937

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Other Assets

Other assets primarily consist of service parts and long term deposits. The Company holds service parts to support customers who have purchased service contracts with a hardware replacement element, as well as to support our warranty program. The Company held service parts of $10.1 million and $16.0  million as of June 30, 2017 and 2016, respectively.

Deferred Revenue, Net

Deferred revenue, net represents amounts for (i) deferred maintenance revenue and (ii) deferred product revenue net of the related cost of revenue and other (professional services and training) when the revenue recognition criteria have not been met.  The following table summarizes deferred revenue (in thousands):

	June 30, 2017	June 30, 2016
Deferred maintenance	$97,310	$83,419
Deferred product and other revenue	7,031	11,441
Total deferred revenue, net	104,341	94,860
Less: current portion	79,048	72,934
Non-current deferred revenue, net	$25,293	$21,926

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

	Year Ended
	June 30, 2017	June 30, 2016
Balance beginning of period	$83,419	$87,441
Deferred maintenance assumed due to acquisition	14,159	—
New maintenance arrangements	125,542	110,192
Recognition of maintenance revenue	(125,810)	(114,214)
Balance end of period	97,310	83,419
Less: current portion	72,017	61,493
Non-current deferred revenue	$25,293	$21,926

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes deferred distributors revenue, net of cost of sales to distributors (in thousands):

	June 30, 2017	June 30, 2016
Deferred distributors revenue	$55,335	$35,138
Deferred cost of sales to distributors	(11,810)	(8,321)
Deferred distributors revenue, net of cost of sales to distributors	$43,525	$26,817

Debt

The Company's debt is comprised of the following (in thousands):

	June 30, 2017	June 30, 2016
Current portion of long-term debt:
Term Loan	$12,444	$17,875
Less: unamortized debt issuance costs	(164)	(247)
Current portion of long-term debt	$12,280	$17,628

Long-term debt, less current portion:
Term Loan	$71,268	$27,625
Revolving Facility	10,000	10,000
Less: unamortized debt issuance costs	(846)	(179)
Total long-term debt, less current portion	80,422	37,446
Total debt	$92,702	$55,074

The Company's debt repayment schedule by period is as follows, excluding unamortized debt issuance costs (in thousands):

For the fiscal year ending:
2018	$12,444
2019	16,969
2020	21,494
2021	26,019
2022	16,786
Total	$93,712

During the second quarter of fiscal 2017, the Company entered into an Amended and Restated Credit Agreement (the “Credit Facility”) with Silicon Valley Bank, as administrative agent and collateral agent, and the financial institutions that are a party thereto as lenders (“Lenders”).   The Credit Facility provided for a five-year $90.5 million term loan (“Term Loan”) and a five-year $50.0 million revolving loan facility (“Revolver”), which included a $5.0 million swing line loan sub facility and a $10.0 million letter of credit sub facility.  The Credit Facility among other things, amended and restated the Company’s previous credit facility.  The borrowings under the Credit Facility during fiscal 2017 were used to acquire the WLAN Business as more fully described in Note 2.

The Credit Facility was amended on March 2, 2017, by Amendment One to such agreement, in anticipation of the acquisition of specified assets and liabilities of Avaya, Inc. (“Avaya”) as more fully described in the Form 8-K filed on that date.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 14, 2017, the Company entered into the Second Amendment to the Amended and Restated Credit Agreement (“Second Amendment”), which amended the Amended and Restated Credit Agreement, dated as of October 28, 2016 (the “Credit Facility, as amended”), by and among the Company, as borrower, Silicon Valley Bank, as administrative agent and collateral agent, and Lenders.  Among other things, the Second Amendment (i) increased the amount of the available borrowing under the Credit Facility from $140.5 million to $243.7 million, composed of (a) the Term Loan in a principal amount of up to $183.7 million and (b) the Revolver in a principal amount of up to $60.0 million, (ii) extends the maturity date under the existing Term Loan and the termination date under the existing Revolver, (iii) provides for an uncommitted additional incremental loan facility in the principal amount of up to $50.0 million (“Incremental Facility”), and (iv) joins certain additional banks, financial institutions and institutional lenders as Lenders pursuant to the terms of the Credit Facility, as amended.  On July 14, 2017, the Company borrowed an additional $80.0 million under the Term Loan which was used to fund the purchase of the Avaya Networking business (see Note 14).

Borrowings under the Term Loan bear interest, at our option, at a rate equal to either the LIBOR rate (subject to a 0.0% LIBOR floor), plus an applicable margin (currently 3.25% per annum) or the adjusted base rate, plus an applicable margin (currently 1.25% per annum).  Borrowings under the Revolver bear interest, at the Company’s option, at a rate equal to either the LIBOR rate, plus an applicable margin (currently 3.25% per annum) or the adjusted base rate, plus an applicable margin (currently 1.25% per annum based).  The Revolver has a commitment fee payable on the undrawn amount ranging from 0.375% to 0.50% per annum.

If not repaid earlier, the borrowings on the Revolver shall be repaid on the termination date. The Credit Facility, as amended is secured by substantially all of the Company’s assets and is jointly and severally guaranteed by the Company and certain of its subsidiaries.

The Credit Facility contains financial covenants that require the Company to maintain a minimum Consolidated Fixed Charge Coverage Ratio and a Consolidated Quick Ratio and a maximum Consolidated Leverage Ratio as well as several other financial and non-financial covenants and restrictions that limit the Company’s ability to incur additional indebtedness, create liens upon any of its property, merge, consolidate or sell all or substantially all of its assets, etc.  These covenants, are subject to certain exceptions.

The Credit Facility also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, if any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, the occurrence of certain ERISA events, the invalidity of the loan documents or a change in control of the Company.  The amounts outstanding under the Credit Facility may be accelerated upon certain events of default.

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. During the year ended June 30, 2017, in conjunction with the amending of the Credit Facility, as noted above, the Company incurred $1.3 million of deferred financing costs.

Amortization of deferred financing costs is included in "Interest expense" in the consolidated statements of operations, totaled $0.5 million, $0.5 million and $0.4 million in fiscal years 2017, 2016 and 2015, respectively.

The Company had $39.1 million of availability under the Revolver as of June 30, 2017.  The Company had $0.9 million of outstanding letters of credit as of June 30, 2017 and 2016.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon issuance of a standard product warranty, the Company discloses and recognizes a liability for the obligations it assumes under the product warranty.  The following table summarizes the activity related to the Company’s product warranty liability during the following periods (in thousands):

	Year Ended
	June 30, 2017	June 30, 2016
Balance beginning of period	$9,600	$8,676
Warranties assumed due to acquisition	2,034	—
New warranties issued	6,015	8,176
Warranty expenditures	(7,642)	(7,252)
Balance end of period	$10,007	$9,600

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

Advertising

Cooperative advertising expenses are recorded as marketing expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Cooperative advertising obligations with customers are accrued and the costs expensed at the time the related revenue is recognized. If the Company does not meet the criteria for recognizing such cooperative advertising obligations as marketing expense, the costs are recorded as a reduction of revenue.  All other advertising costs are expensed as incurred.  Advertising expenses were $0.4  million, $0.3 million and $0.5 million in fiscal years 2017, 2016 and 2015, respectively.

Income Taxes

We account for income taxes utilizing the liability method. Deferred income taxes are recorded to reflect consequences on future years of differences between financial reporting and the tax basis of assets and liabilities measured using the enacted statutory tax rates and tax laws applicable to the periods in which differences are expected to affect taxable earnings.   A valuation allowance is recognized to the extent that it is more likely than not that the tax benefits will not be realized.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes. For additional discussion, see Note 9. Income Taxes.

4. Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606)—Revenue from Contracts with Customers (“ASU 2014-09”) which provides a new five-step model for revenue recognition. This ASU affects all contracts that the Company enters into with customers to transfer goods and services or for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605, and most industry specific guidance. This ASU also supersedes the cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts and provides new cost guidance under Sub Topic 340-40.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The standard's core principle is that revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. As a result, the Company will use additional judgments and estimates under the new revenue standard. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the new revenue standard from December 15, 2016 to December 15, 2017, with early adoption permitted as of annual reporting periods beginning after December 15, 2016. Accordingly, the ASU will be effective for the Company beginning fiscal year 2018.  In addition, in March 2016, the FASB issued ASU No. 2016-08 (Topic 606) Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), which clarifies the principal-versus-agent guidance in Topic 606 and requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. In April 2016, the FASB also issued ASU No. 2016-10 (Topic 606) Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB also issued ASU No. 2016-12 (Topic 606) Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which amends the revenue guidance to clarify measurement and presentation as well as to include some practical expedients and policy elections. There are two transition methods available under the new standard, either cumulative effect or retrospective. There are optional practical expedients which may be applied under both methods. ASU 2016-08, ASU 2016-10, and ASU 2016-12 must be adopted concurrently with the adoption of ASU 2014-09.

We will be utilizing the full retrospective method of adoption for Topic 606 applied to those contracts for which all (or substantially all) of the revenue was not previously recognized in accordance with revenue guidance that is in effect before that date. This method will require the restatement of each prior reporting period presented. The most significant impact of the standard to the Company relates to our accounting for distributor and reseller revenues from a primarily “sell-through” model, where revenue is not recognized until inventory is sold from our distribution channel to their customer, to “sell-in” as revenue will be recognized upon transfer of control to our customers, including distributors. We continue to evaluate certain product return estimates for determining the transaction price and the standalone selling price of certain performance obligations, such as standalone software where historically we have recognized revenue on the residual method, and certain return estimates. Adoption of the new standard will result in a reduction in accounts receivable for the estimated returns and rebates payable upon sell-through and a decrease in deferred distributor revenue as a result of recognizing revenue upon transfer of control.

The table below presents the estimated impact to our Consolidated Statements of Operations line items for the fiscal periods ended (in thousands):

	June 30, 2017	June 30, 2016 *
Net Revenue	$8,000 – $14,000	$(6,500) – $(12,500)
Gross profit	$5,500 – $11,500	$(3,500) – $(9,500)
Operating income (loss)	$6,000 – $12,000	$(2,500) – $(8,500)

*	Excludes the financial impact of pre-fiscal 2016 amounts which will be reflected in the retained earnings.

We do not anticipate the new standard to modify our current business practices nor do we expect to have an impact on our debt covenants.  As we implement the new standard, we will develop internal controls to ensure that we adequately evaluate our portfolio of contracts under the five-step model and accurately restate our prior-period operating results under ASU 2014-09. This guidance will become effective for the Company beginning with its fiscal year 2018.

In March 2016, the FASB issued ASU No. 2016-06 (Topic 815), Derivatives and Hedging– Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”), which will reduce diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. The adoption of this guidance will not have a material effect on our financial statements. This guidance will be effective for the Company beginning with its fiscal year 2018.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2017-09, Compensation—Stock Compensation (Topic 718) - Scope of Modification Accounting (“ASU 2017-09”) which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The guidance is effective prospectively for fiscal years beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted, including adoption in any interim period. We do not expect the adoption of this guidance to have a material effect on our financial statements. This guidance will be effective for the Company beginning with its fiscal year 2019.

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

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03 - Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 requires retrospective adoption and will be effect for annual and interim periods in fiscal years beginning after December 15, 2015. Adoption of this standard did not have a material impact on our financial statements and footnote disclosures.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09 (Topic 718), Compensation – Stock Compensation (“ASU 2016-09”) which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance did not have a material impact on the results of operations or cash flows.

5. Commitments and Contingencies

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future annual minimum lease payments under all non-cancelable operating leases having initial or remaining lease terms in excess of one year at June 30, 2017, were as follows (in thousands):

For the fiscal year ending:	Future Lease Payments
2018	$12,949
2019	11,883
2020	8,988
2021	7,680
2022	7,132
Thereafter	6,162
Total minimum payments	$54,794

Rent expense was $9.4 million, $8.5 million and $11.1 million in fiscal years 2017, 2016 and 2015, respectively.

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. The arrangements allow them to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to the purchase of long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of June 30, 2017, the Company had non-cancelable commitments to purchase $83.2 million of such inventory, which will be received and consumed during the first half of fiscal 2018

Legal Proceedings

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

In accordance with applicable accounting guidance, the Company records accruals for certain of its outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company evaluates, at least on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would cause a loss contingency to become both probable and reasonably estimable. When a loss contingency is not both probable and reasonably estimable, the Company does not record a loss accrual.  However, if the loss (or an additional loss in excess of any prior accrual) is at least a reasonable possibility and material, then the Company would disclose an estimate of the possible loss or range of loss, if such estimate can be made, or disclose that an estimate cannot be made. The assessment whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, involves a series of complex judgments about future events. Even if a loss is reasonably possible, the Company may not be able to estimate a range of possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the ultimate resolution of such matters, including the amount of any possible loss, fine or penalty.  Accordingly, for current proceedings, except as noted below, the Company presently is unable to estimate any reasonably possible loss or range of possible loss.  However, an adverse resolution of one or more of such matters could have a material adverse effect on the Company's results of operations in a particular quarter or fiscal year.

Brazilian Tax Assessment Matters

Certain Brazilian tax authorities have made tax assessments against our Brazilian subsidiary, Enterasys Networks do Brasil Ltda. (“Enterasys Brasil”), based on an alleged underpayment of taxes.  The tax authorities also are seeking interest and penalties with respect to such claims (collectively, the “ICMS Tax Assessments”).  The State of Sao Paolo, Brazil denied Enterasys Brasil the use of certain tax credits granted by the State of Espirito Santo, Brazil under the terms of the FUNDAP program for the tax years of 2002 through 2009.  The value of the ICMS tax credits disallowed by the Sao Paolo Tax Administration is BRL 3.4 million (US $1.0 million), excluding interest and penalties.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 10, 2014, Enterasys Brasil filed a lawsuit to overturn or reduce the ICMS Tax Assessments. As part of this lawsuit, Enterasys Brasil requested a stay of execution, so that no tax foreclosure could be filed and no guarantee would be required until the court issued its final ruling.  On or about October 6, 2014, the court granted a preliminary injunction staying any execution on the assessment, but requiring that Enterasys Brasil deposit the assessed amount with the court.  Enterasys Brasil appealed this ruling and, on or about January 28, 2015, the appellate court ruled that no cash deposit (or guarantee) was required.  The lawsuit remains ongoing.  With accrued interest and penalties totaling BRL 18.4 million (US $5.6 million), the disputed assessment is 21.9 million BRL (US $6.7 million) as of June 30, 2017.  If the Sao Paolo Tax Administration were to prevail in the lawsuit, the court also could order Enterasys Brasil to pay attorneys’ fees ranging from BRL 1.2 million (US $0.4 million) to BRL 1.8 million (US $0.5 million); if Enterasys Brasil elected to pay voluntarily the full assessment amount (including accrued interest and penalties), attorneys’ fees would be BRL 4.4 million (US $1.3 million).  All currency conversions in this Legal Proceedings section are as of June 30, 2017.

On or about June 18, 2014, the State of San Paolo notified Enterasys Brasil that it intended to audit its records for tax years 2012 and 2013.  In addition, Enterasys Brasil received a similar notice in December 2015 with respect to an audit by the State of San Paolo of tax years 2011-2014. The audits covered the same or very similar issues as the ICMS Tax Assessments for tax years 2002-2009; however, Enterasys Brasil had changed its ICMS procedures effective May 2009. This audit was recently completed, and in March 2017, Enterasys Brasil paid BRL 0.2 million (US $0.1  million) in expenses related to the audit.

Based on the currently available information, the Company believes the ultimate outcome of the above assessments will not have a material adverse effect on the Company's financial position or overall results of operations. The Company believes that the ICMS Tax Assessments against Enterasys Brasil are without merit, and Enterasys Brasil is defending the claims vigorously.  However, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserted, the Company is unable to determine the likelihood of an unfavorable outcome against Enterasys Brasil, which recorded an accrual of BRL 9.4 million (US $2.9 million) as of the date the Company acquired Enterasys Networks, as such matter relates to the period before the acquisition.

The Company made a demand on April 11, 2014 for a defense from, and indemnification by, the former equity holder of Enterasys Networks, Inc. (“Seller”) in connection with the ICMS Tax Assessments. Seller agreed to assume the defense of the ICMS Tax Assessments on May 20, 2014. In addition, through the settlement of and indemnification-related lawsuit with the Seller on June 18, 2015, Seller agreed to continue to defend the Company with respect to the ICMS Tax Assessments and to indemnify the Company for losses related thereto subject to certain conditions. In addition, the Seller agreed to indemnify the Company in connection with tax assessments up to a specified cap related to the 2012 and 2013 tax years subject to certain conditions.  These conditions include the offsetting of foreign income tax benefits realized by the Company in connection with the acquisition of Enterasys.  Based upon current projections of the foreign income tax benefits to be realized, the Company does not anticipate that any amounts under the indemnification will be due from the Seller in connection with either the ICMS Tax Assessments or the expenses related to the audit.

In re Extreme Networks, Inc. Securities Litigation

On October 23 and 29, 2015, putative class action complaints alleging violations of securities laws were filed in the U.S. District Court for the Northern District of California against the Company and three of its former officers (Charles W. Berger, Kenneth B. Arola, and John T. Kurtzweil).  Subsequently, the cases were consolidated (In re Extreme Networks, Inc. Securities Litigation, No. 3:15-CY-04883-BLF).  Plaintiffs allege that defendants violated the securities laws by disseminating materially false and misleading statements and concealing material adverse facts regarding the Company’s financial condition, business operations and growth prospects. Plaintiffs seek unspecified damages on behalf of a purported class of investors who purchased the Company's common stock from September 12, 2013 through April 9, 2015.  On June 28, 2016, the Court appointed a lead plaintiff.  On September 26, 2016, the lead plaintiff filed a consolidated complaint. On November 10, 2016, defendants filed a motion to dismiss, which the Court granted with leave to amend on April 27, 2017.  On June 2, 2017, the lead plaintiff filed an amended complaint, which, on July 10, 2017, defendants again moved to dismiss.  Defendants’ motion to dismiss currently is scheduled to be heard on December 14, 2017. The Company believes plaintiffs’ claims are without merit and intends to defend them vigorously.

On February 18, 2016, a shareholder derivative case was filed in the Superior Court of California, Santa Clara County (Shaffer v. Kispert et al., No. 16 CV 291726).  The complaint names current and former officers and directors as defendants, and seeks recovery on behalf of the Company based on substantially the same allegations as the securities class action litigation described above.  The parties have agreed to stay the case pending further activities in the securities class action litigation, and the court signed a stipulation and order to that effect.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plectrum LLC v. Extreme Networks, Inc. Patent Infringement Suit

On February 2, 2017, Plectrum LLC (“Plectrum”) sued the Company in the U.S. District Court for the Eastern District of Texas (Plectrum LLC v. Extreme Networks, Inc., No. 4:17-CV-0079).  The complaint asserted infringement of U.S. Patent Nos. 5,978,951, 6,205,149, and 6,751,677 based on the Company’s manufacture, use, sale, and/or offer for sale of its S-Series and Summit Series Switch products.  Plectrum sought an injunction and unspecified damages.  On June 24, 2017, the Court dismissed the case with prejudice after the parties advised that they had resolved the matter.

XR Communications, LLC d/b/a Vivato Technologies v. Extreme Networks, Inc. Patent Infringement Suit

On April 19, 2017, XR Communications, LLC (“XR”) (d/b/a Vivato Technologies) sued the Company in the Central District of California (XR Communications, LLC, dba Vivato Technologies v. Extreme Networks, Inc., No. 2:17-cv-2953-AG).  The operative Second Amended Complaint asserts infringement of U.S. Patent Nos. 7,062,296, 7,729,728, and 6,611,231 based on the Company’s manufacture, use, sale, offer for sale, and/or importation into the United States of certain access points and routers supporting multi-user, multiple-input, multiple-output technology. XR seeks unspecified damages, on-going royalties, pre- and post-judgment interest, and attorneys’ fees (but no injunction).  On July 24, 2017, the Company filed its answer.  The Company believes the claims are without merit and intends to defend them vigorously.

Indemnification Obligations

Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and applicable law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals' reasonable legal expenses and possibly damages and other liabilities incurred in connection with certain legal matters. For example, the Company currently is paying or reimbursing legal expenses being incurred by certain current and former officers and directors in connection with the shareholder litigation described above.  The Company also procures Directors and Officers insurance to help cover its defense and/or indemnification costs, although its ability to recover such costs through insurance is uncertain.  While it is not possible to estimate the maximum potential amount that could be owed under these indemnification agreements due to the Company’s limited history with prior indemnification claims, indemnification (including defense) costs could, in the future, have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows. As of June 30, 2017, the Company had no outstanding indemnification claims.

6. Stockholders’ Equity

Preferred Stock

In April 2001, in connection with the entering into of the Company's Rights Agreement, the Company authorized the issuance of preferred stock. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to provide for the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions on these shares. As of June 30, 2017, no shares of preferred stock were outstanding.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Board adopted the Restated Rights Plan to preserve the value of our deferred tax assets, including our net operating loss carry forwards, with respect to our ability to fully use its tax benefits to offset future income which may be limited if we experience an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986 as a result of ordinary buying and selling of our common stock. Following its review of the terms of the plan, the Board decided it was necessary and in the best interests of us and our stockholders to enter into the Restated Rights Plan. The Restated Rights Plan incorporates the Prior Rights Plan and the amendments thereto into a single agreement and extended the term of the Prior Rights Plan to April 30, 2013.  Each year since 2013 our Board and shareholders have approved an amendment providing for a one year extension of the term of the Restated Rights Plan.  Our Board of Directors unanimously approved an amendment to the Restated Rights Plan on May 9, 2017 to extend the Restated Rights Plan through May 31, 2018, subject to ratification by a majority of the stockholders of the Company at the next annual shareholders meeting, expected to be held on November 9, 2017.

Shares Reserved for Issuance

The following are shares reserved for issuance (in thousands):

	June 30, 2017	June 30, 2016
2014 Employee Stock Purchase Plan	7,785	10,001
Employee stock options and awards outstanding	9,726	10,609
2013 Employee Plan shares available for grant	7,629	5,401
Total shares reserved for issuance	25,140	26,011

The following table summarizes the transfer of shares between the respective plans for the periods presented (in thousands):

	2005 Plan	2013 Plan	Total
Shares available at June 30, 2014	—	8,762	8,762
Granted	—	(7,060)	(7,060)
Canceled	1,537	2,211	3,748
Transferred	(1,537)	1,537	—
Shares available at June 30, 2015	—	5,450	5,450
Granted	—	(5,141)	(5,141)
Canceled	5,803	—	5,803
Transferred	(5,092)	5,092	—
Retired	(711)	—	(711)
Shares available at June 30, 2016	—	5,401	5,401
Additional shares authorized	—	8,300	8,300
Granted	—	(7,865)	(7,865)
Canceled	—	1,793	1,793
Shares available at June 30, 2017	—	7,629	7,629

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Employee Benefit Plans (including Share-based Compensation)

As of June 30, 2017, the Company has the following share-based compensation plans:

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) was approved by stockholders on November 20, 2013. The 2013 Plan replaced the 2005 Equity Incentive Plan (the "2005 Plan").  Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other share-based or cash-based awards to employees and consultants.  The 2013 Plan also authorizes the grant of awards of stock options, stock appreciation rights, restricted stock and restricted stock units to non-employee members of the Board of Directors and deferred compensation awards to officers, directors and certain management or highly compensated employees.  The 2013 Plan authorizes the issuance of 9,000,000 shares of the Company’s common stock.  In addition, up to 12,709,153 shares subject to stock options and awards available for issuance under the 2005 Plan may be transferred to the 2013 Stock Plan and would be added to the number of shares available for future grant under the 2013 Plan.  The 2013 Plan includes provisions upon the granting of certain awards defined by the 2013 Plan as Full Value Awards in which the shares available for grant under the 2013 Plan are decremented 1.5 shares for each such award granted.  Upon forfeiture or cancellation of unvested awards, the same ratio is applied in returning shares to the 2013 Plan for future issuance as was applied upon granting.  During the fiscal year ended June 30, 2017, an additional 8,300,000 shares were authorized and made available for grant under the 2013 Plan.  As of June 30, 2017, total options and awards to acquire 7,994,086 shares were outstanding under the 2013 Plan and 7,628,980 shares are available for grant under the 2013 Plan.  Options granted under this plan have a contractual term of seven years.

Enterasys 2013 Stock Plan

Pursuant to the acquisition of Enterasys on October 31, 2013, the Company assumed the Enterasys 2013 Stock Plan (the "Enterasys Plan"). As of June 30, 2017, total options and awards to acquire 1,282,691 shares were outstanding under the Enterasys Plan.  Options granted under this plan have a contractual term of seven years.  If a participant terminates employment prior to the vesting dates, the non-vested shares will be forfeited and retired in the Enterasys Plan. No future grants may be made from the Enterasys Plan.

2005 Equity Incentive Plan

The 2005 Plan was adopted by the Company’s Board of Directors on October 20, 2005, and approved by stockholders on December 2, 2005.  The 2005 Plan replaced the Amended 1996 Stock Option Plan (the “1996 Plan”), the 2000 Non-statutory Stock Option Plan and the 2001 Non-statutory Stock Option Plan.  The 2005 Plan includes provisions upon the granting of certain awards defined by the 2005 Plan as Full Value Awards in which the shares available for grant under the 2005 Plan are decremented 1.5 shares for each such award granted.  Upon forfeiture or cancellation of unvested awards, the same ratio is applied in returning shares to the 2005 Plan for future issuance as was applied upon granting. Effective November 20, 2013, the 2005 Plan was replaced with the 2013 Plan, and, as of June 30, 2017, total options and awards to acquire 449,062 shares were outstanding under the 2005 Plan.  No future grants may be made from the 2005 Plan, however, outstanding options and awards forfeited or canceled were allowed to be transferred to the 2013 Plan until December 2, 2015, at which time, no further shares may be transferred.  There were a total of 6,628,643 shares transferred to the 2013 Plan.

Amended 1996 Stock Option Plan

The 1996 Plan was originally adopted in September 1996, and provided for the grant of options for common stock to eligible participants.  Effective December 2, 2005, the 1996 Plan was terminated, and, as of June 30, 2016, no options to acquire shares remain outstanding under the 1996 Plan. No future grants may be made from the 1996 Plan.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under all plans (shares and intrinsic value in thousands):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2016	6,385	$4.10	3.70	$1,416
Granted	—	—
Exercised	(2,348)	3.98
Cancelled	(975)	4.48
Options outstanding at June 30, 2017	3,062	$4.06	4.19	$15,868
Vested and expected to vest at June 30, 2017	3,062	$4.06	4.19	$15,868
Exercisable at June 30, 2017	2,299	$4.43	3.38	$11,017

The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2017, (shares outstanding and exercisable, in thousands):

Options Outstanding				Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	(000’s)	Contractual Life	Price	(000’s)	Price
		(In years)
$1.69 – $2.05	99	1.32	$2.02	99	$2.02
$2.51 – $2.51	947	6.74	$2.51	332	$2.51
$2.94 – $3.54	345	2.35	$3.34	295	$3.32
$3.55 – $3.87	113	3.00	$3.69	102	$3.70
$4.18 – $4.18	26	3.08	$4.18	26	$4.18
$4.25 – $4.25	31	0.30	$4.25	32	$4.25
$5.21 – $5.21	43	4.13	$5.21	31	$5.21
$5.30 – $5.30	1,271	3.33	$5.30	1,242	$5.30
$5.67 – $5.67	172	3.61	$5.67	127	$5.67
$6.15 – $6.15	15	3.20	$6.15	13	$6.15
$1.69 – $6.15	3,062	4.19	$4.06	2,299	$4.43

The total intrinsic value of options exercised in fiscal years 2017, 2016 and 2015 was $5.7 million, $0.2 million and $0.4 million, respectively.

There were no stock options granted in fiscal 2017.  The weighted-average grant-date per share fair value of stock options granted in fiscal years 2016 and 2015, was $1.59 and $1.75, respectively. As of June 30, 2017, there was $0.4 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.3 years.

The average fair-value and the average derived service period on the grant-date for the performance-based stock option awards with market conditions, granted in fiscal 2015, was $1.21 and 1.9 years respectively.

Stock Awards

Stock awards may be granted under the 2013 Plan on terms approved by the Compensation Committee of the Board of Directors.  Stock awards generally provide for the issuance of restricted stock units (“RSU’s”), including performance or market-based restricted stock units (“PSU”) which vest over a fixed period of time or based upon the satisfaction of certain performance criteria. The Company recognizes compensation expense on the awards over the vesting period based on the award’s intrinsic value as of the date of grant.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal years 2017, 2016 and 2015, the Company began expensing PSU’s with market or performance based conditions to senior executive officers that had been granted during fiscal years 2017, 2016 and 2015. The Company uses a Monte-Carlo simulation model to determine the fair value and the derived service period of PSU’s, with market or performance conditions or combinations of those conditions with a service condition, on the date of grant.

The following table summarizes stock award activity (shares and market value in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Market Value
Non-vested stock awards outstanding at June 30, 2016	4,224	$3.36
Granted	5,045	5.26
Vested	(1,721)	3.80
Cancelled	(884)	3.47
Non-vested stock awards outstanding at June 30, 2017	6,664	$4.66	$61,440

The aggregate fair value, as of the respective vesting dates of RSUs vested during the fiscal years ended  June 30, 2017, 2016 and 2015 was $9.1 million, $8.6 million and $8.9 million, respectively.

For the fiscal years ended June 30, 2017, 2016 and 2015, the Company withheld an aggregate of 361,369 shares, 118,129 shares and 826,943 shares, respectively, upon the vesting of RSUs, based upon the closing share price on the vesting date as settlement of the employees’ minimum statutory obligation for the applicable income and other employment taxes.

For fiscal years 2017, 2016 and 2015, the Company remitted cash of $2.0 million, $0.2 million and $2.8 million, respectively, to the appropriate taxing authorities on behalf of the employees. The payment of the taxes by the Company reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital in the consolidated balance sheet and as a reduction of “Proceeds for issuance of common stock” in the financing activity within the consolidated statements of cash flows.

As of June 30, 2017, there were $25.1 million in unrecognized compensation costs related to non-vested stock awards.  This cost is expected to be recognized over a weighted-average period of 1.9 years

Performance Grant Activity

The following table summarizes PSU’s with market or performance based conditions granted and the number of awards that have satisfied the relevant market or performance criteria in each period (in thousands):

	Fiscal year 2017	Fiscal year 2016	Fiscal year 2015
Performance awards granted	2,106	695	615
Performance awards earned	839	582	—

2014 Employee Stock Purchase Plan

In August 27, 2014, the Board of Directors approved the adoption of Extreme Network’s 2014 Employee Stock Purchase Plan (the “2014 ESPP”).  On November 12, 2014, the stockholders approved the 2014 ESPP with the maximum number of shares of common stock that may be issued under the plan of 12,000,000 shares. The 2014 ESPP replaced the 1999 Employee Stock Purchase Plan.  The 2014 ESPP allows eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of total compensation, subject to the terms of the specific offering periods outstanding.  Each purchase period has a maximum duration of six (6) months.  The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period.  The 2014 ESPP currently has offerings periods of either 6 months or 24 months, commonly referred to as "look back periods".   As of June 30, 2017, there have been 4,215,122 shares issued under the 2014 ESPP.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Share Based Compensation Expense

Share-based compensation expense recognized in the financial statements by line item caption is as follows (in thousands):

	Year Ended
	June 30, 2017	June 30, 2016	June 30, 2015
Cost of product revenue	$333	$882	$1,067
Cost of service revenue	589	1,041	1,068
Research and development	3,312	4,559	5,365
Sales and marketing	4,253	4,633	5,170
General and administrative	4,146	3,677	5,131
Total share-based compensation expense	$12,633	$14,792	$17,801

The amount of stock based compensation expense capitalized in inventory has been immaterial for each of the periods presented.

The Company uses the straight-line method for expense attribution.  Beginning in fiscal 2017, the Company no longer estimates forfeitures, but rather recognizes expense for those shares expected to vest and recognizes forfeitures when they occur.  The Company’s estimated forfeiture rate in fiscal 2016 based on the Company’s historical forfeiture experience was 13% for non-executives and 19% for executives.

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

Under the 2013 Plan the Company uses a Monte-Carlo simulation model to determine the fair value and the derived service period of stock option grants, with market, performance or service conditions or combinations of those conditions, on the date of grant.

The fair value of each share purchase option under the Company's 2014 ESPP is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table. The expected term of the 2014 ESPP.  The risk-free rate is based upon the estimated life and is based on the U.S. Treasury yield curve in effect at the time of grant.  Expected volatility is based on the historical volatility on the Company’s stock.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average estimated per share fair value of shares purchased under the 2014 ESPP and 1999 ESPP in fiscal years 2017, 2016 and 2015, was $1.24, $0.92 and $0.90, respectively.

	Stock Option Plan		Employee Stock Purchase Plan
	Year Ended		Year Ended
	June 30, 2016	June 30, 2015	June 30, 2017	June 30, 2016	June 30, 2015
Expected life	4.00 years	4.23 years	0.49 years	1.21years	0.66 years
Risk-free interest rate	1.78%	1.17%	0.40%	0.33%	0.10%
Volatility	52%	50%	38%	58%	59%
Dividend yield	—%	—%	—%	—%	—%

401(k) Plan

The Company provides a tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan (the “Plan”), which covers the Company’s eligible employees.  Pursuant to the Plan, employees may elect to reduce their current compensation up to the IRS annual contribution limit of $18,000 for calendar year 2017.  Employees age 50 or over may elect to contribute an additional $6,000. The amount contributed to the Plan is on a pre-tax basis.

The Company provides for discretionary matching contributions as determined by the Board of Directors for each calendar year. All matching contributions vest immediately.  In addition, the Plan provides for discretionary contributions as determined by the Board of Directors each year.  The program during fiscal 2017 is to match $0.50 for every Dollar contributed by the employee up to the first 2.5% of pay.  The Company’s matching contributions to the Plan totaled $1.4 million, $1.2 million and $1.1 million, for fiscal years 2017, 2016 and 2015, respectively.  No discretionary contributions were made in fiscal years 2017, 2016 or 2015.

8. Common Stock Repurchases and Retirement

Common Stock Repurchases

On September 28, 2012, the Company's Board of Directors approved a share repurchase program for a maximum of $75 million which were to be purchased over a three year period.   On October 1, 2015 the repurchase program ended. No shares were repurchased during the years ended June 30, 2016 or 2015.

9. Income Taxes

Income before income taxes is as follows (in thousands):

	Year Ended
	June 30,	June 30,	June 30,
	2017	2016	2015
Domestic	$(10,953)	$(31,700)	$(72,176)
Foreign	6,776	4,152	5,340
Total	$(4,177)	$(27,548)	$(66,836)

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes for fiscal years 2017, 2016 and 2015 consisted of the following (in thousands):

	Year Ended
	June 30,	June 30,	June 30,
	2017	2016	2015
Current:
Federal	$(155)	$727	$476
State	168	75	13
Foreign	2,332	1,793	2,447
Total current	2,345	2,595	2,936
Deferred:
Federal	3,063	1,659	1,507
State	99	108	103
Foreign	(1,167)	(26)	261
Total deferred	1,995	1,741	1,871
Provision for income taxes	$4,340	$4,336	$4,807

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (35 percent) to income before taxes is explained below (in thousands):

	Year Ended
	June 30,	June 30,	June 30,
	2017	2016	2015
Tax at federal statutory rate	$(1,461)	$(9,642)	$(23,392)
State income tax, net of federal benefit	168	75	13
Change in valuation allowance	5,616	7,898	24,408
Research and development credits	(1,355)	(1,364)	(303)
Foreign earnings taxed at other than U.S. rates	(492)	1,678	(1,113)
Stock based compensation	(573)	3,564	2,298
Goodwill amortization	1,795	1,672	1,690
Nondeductible officer compensation	470	77	—
Nondeductible meals and entertainment	391	289	341
AMT credit monetization	(155)	—	—
Other	(64)	89	865
Provision for income taxes	$4,340	$4,336	$4,807

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	June 30,
	2017	2016	2015
Deferred tax assets:
Net operating loss carry-forwards	$109,170	$108,563	$114,151
Tax credit carry-forwards	34,444	32,730	30,824
Depreciation	1,312	—	—
Intangible amortization	32,919	28,480	17,978
Deferred revenue (net)	10,612	7,955	7,811
Warrant amortization	—	—	1,355
Inventory write-downs	11,111	6,207	6,048
Other allowances and accruals	13,002	10,568	8,645
Stock based compensation	3,545	4,048	6,783
Other	4,270	4,275	5,902
Total deferred tax assets	220,385	202,826	199,497
Valuation allowance	(219,403)	(201,405)	(197,576)
Total net deferred tax assets	982	1,421	1,921
Deferred tax liabilities:
Depreciation	—	(343)	(707)
Goodwill amortization	(6,254)	(4,459)	(2,787)
Foreign exchange gain	—	—	—
Deferred tax liability on foreign withholdings	(321)	(235)	(194)
Total deferred tax liabilities	(6,575)	(5,037)	(3,688)
Net deferred tax assets (liabilities)	$(5,593)	$(3,616)	$(1,767)
Recorded as:
Net current deferred tax assets	$—	$—	$760
Net non-current deferred tax assets	982	1,077	452
Net non-current deferred tax liabilities	(6,575)	(4,693)	(2,979)
Net deferred tax assets (liabilities)	$(5,593)	$(3,616)	$(1,767)

The Company's global valuation allowance increased by $18.0 million in the fiscal year ended June 30, 2017 and $3.8 million in the fiscal year ended June 30, 2016. The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets, as well as valuation allowances against non-U.S. deferred tax assets in Australia, Brazil, Japan and Singapore.  The valuation allowance is determined by assessing both negative and positive available evidence to assess whether it is more likely than not that the deferred tax assets will be recoverable. The Company's inconsistent earnings in recent periods, including a cumulative loss over the last three years, coupled with its difficulty in forecasting future revenue trends as well as the cyclical nature of the Company's business provides sufficient negative evidence to require a full valuation allowance against its U.S. federal and state net deferred tax assets. The valuation allowance is evaluated periodically and can be reversed partially or in full if business results and the economic environment have sufficiently improved to support realization of the Company's deferred tax assets.

As of June 30, 2017, the Company had net operating loss carry-forwards for U.S. federal and state tax purposes of $291.3 million and $93.7 million, respectively.  As of June 30, 2017, the Company also had foreign net operating loss carry-forwards in Ireland, Australia, Brazil and Japan of $46.7 million, $9.8 million, $7.3 million and $0.3 million, respectively.  As of June 30, 2017, the Company also had federal and state tax credit carry-forwards of $23.8 million and $16.4 million, respectively. These credit carry-forwards consist of research and development tax credits as well as foreign tax credits with a small portion representing Alternative Minimum Tax Credits.  The U.S. federal net operating loss carry-forwards of $291.3 million will begin to expire in the fiscal year ending June 30, 2021 and state net operating losses of $93.7 million began to partially expire in the fiscal year ending June 30, 2017. The foreign net operating losses can generally be carried forward indefinitely.  Federal research and development tax credits of $15.5 million will expire beginning in fiscal 2019, if not utilized and foreign tax credits of $8.1 million will expire beginning in fiscal 2021.  North Carolina state research and development tax credits of $0.9 million will expire beginning in the fiscal year ending June 30, 2023, if not utilized. California state research and development tax credits of $15.5 million do not expire and can be carried forward indefinitely.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of June 30, 2017, the Company intends to indefinitely reinvest the earnings of approximately $11.5 million of certain foreign corporations. The unrecognized deferred tax liability associated with these earnings is approximately $0.2 million.

The Company conducts business globally and as a result, most of its subsidiaries file income tax returns in various domestic and foreign jurisdictions.  In the normal course of business the Company is subject to examination by taxing authorities throughout the world.  Its major tax jurisdictions are the U.S., Ireland, Brazil, India, California, New Hampshire and North Carolina.  As of June 30, 2017, the Company is not currently under examination by any federal, state or foreign tax authority with respect to income taxes.

In general, the Company's U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 2001 forward due to net operating losses and the Company's state income tax returns are subject to examination for fiscal years 2000 forward due to net operating losses.

During the fiscal year ended June 30, 2014, the Company acquired the stock of Enterasys Networks, Inc. and as such they became a wholly owned subsidiary of Extreme Networks.  With respect to this acquisition, the Company made an election under Internal Revenue Code section 338(h)(10) to treat the acquisition as an asset purchase from a tax perspective.  Under this election the tax basis of all assets is effectively reset to that of fair market value and therefore the transaction did not result in the recording of an opening net deferred tax position as the Company's tax basis in the acquired assets equaled its book basis. The resulting intangible assets and goodwill are being amortized for tax purposes over 15 years.

During the fiscal year ended June 30, 2017, the Company acquired certain networking assets from Zebra Technologies.  For tax purposes, the resulting intangible assets and goodwill from this acquisition are also being amortized over 15 years.

As of June 30, 2017, the Company had $18.9 million of unrecognized tax benefits.  If fully recognized in the future, there would be no impact to the effective tax rate, and $18.9 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance.  The Company does not reasonably expect the amount of unrealized tax benefits to decrease during the next twelve months. The increase for fiscal year 2017 relates substantially to previously unrecorded foreign net operating losses.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

Balance at June 30, 2014	$11,600
Decrease related to prior year tax positions	(225)
Increase related to prior year tax positions	288
Increase related to current year tax positions	254
Lapse of statute of limitations	(158)
Settlements with tax authorities	(400)
Balance at June 30, 2015	11,359
Increase related to prior year tax positions	174
Lapse of statute of limitations	120
Balance at June 30, 2016	11,653
Increase related to prior year tax positions	7,180
Increase related to current year tax positions	233
Lapse of statute of limitations	(153)
Balance at June 30, 2017	$18,913

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the consolidated statement of operations and totaled less than $0.1 million for each of the fiscal years 2017, 2016 and 2015.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company attributes revenues to geographic regions based on the customer's ship-to location. Information regarding geographic areas is as follows (in thousands):

	Year Ended
Net Revenues:	June 30, 2017	June 30, 2016	June 30, 2015
Americas:
United States	$303,617	$237,933	$238,748
Other	24,530	44,455	31,931
Total Americas	328,147	282,388	270,679
EMEA:
Germany	81,001	65,799	67,316
Other	135,014	130,789	156,052
Total EMEA	216,015	196,588	223,368
APAC:	53,956	49,413	58,893
Total net revenues	$598,118	$528,389	$552,940

The Company's long-lived assets are attributed to the geographic regions as follows (in thousands):

Long Lived Assets:	June 30, 2017	June 30, 2016	June 30, 2015
Americas	$64,890	$57,851	$87,071
EMEA	8,998	14,234	29,610
APAC	4,275	2,493	3,108
Total long lived assets	$78,163	$74,578	$119,789

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

	Year Ended
	June 30, 2017	June 30, 2016	June 30, 2015
Net loss	$(8,517)	$(31,884)	$(71,643)
Weighted-average shares used in per share calculation - basic and diluted	108,273	103,074	99,000
Net loss per share - basic and diluted	$(0.08)	$(0.31)	$(0.72)

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following securities were excluded from the computation of outstanding diluted earnings per common share because they would have been anti-dilutive (in thousands):

	Year Ended
	June 30, 2017	June 30, 2016	June 30, 2015
Options to purchase common stock	—	6,937	7,542
Restricted stock units	220	353	133
Employee Stock Purchase Plan shares	—	—	185
Total shares excluded	220	7,290	7,675

12. Foreign Exchange Forward Contracts

The Company uses derivative financial instruments to manage exposures to foreign currency.  The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures.   The Company does not enter into derivatives for speculative or trading purposes.  The Company records all derivatives on the balance sheet as “Other accrued liabilities” at fair value.  Changes in the fair value of derivatives are recognized in earnings as “Other income (loss)”.  The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by foreign currency transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies.  Cash flows from such hedges are classified as operating activities.

At June 30, 2017, forward foreign currency contracts had a notional principal amount of $6.7 million. These contracts have maturities of less than 60 days.  Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.  At June 30, 2016, the Company did not have any forward foreign currency contracts outstanding.

Foreign currency transaction gains and losses from operations were losses of $0.7 million and $1.0 million in fiscal 2017 and 2015, respectively and gains of $1.3 million in fiscal 2016.

13. Restructuring Charges

As of June 30, 2017, restructuring liabilities were $4.1 million and consisted of obligations pertaining to the estimated future obligations for non-cancelable lease payments and severance and benefits obligations. The restructuring liability of $4.1 million is recorded in "Other accrued liabilities" and “Other long-term liabilities” in the consolidated balance sheets.   During fiscal years 2017, 2016 and 2015, the Company recorded restructuring charges, net of reversals, of $8.9 million, $11.0 million and $9.8 million, respectively.  The charges are reflected in "Restructuring and related charges, net of reversals" in the consolidated statements of operations.

Fiscal year 2017

Pursuant with the WLAN Business acquisition from Zebra, the Company assumed a facility lease located at 6480 Via del Oro in San Jose, California (“Via del Oro”) and transferred the Company’s headquarters from Rio Robles Drive in San Jose, California (“Rio Robles”) to Via del Oro.  The Company consolidated its existing workforce with employees assumed from Zebra at the Via del Oro site and exited the Rio Robles site on January 31, 2017.  Due to the Company’s move from the Rio Robles facility and abandonment of all leasehold improvements, it accelerated the amortization of the remaining leasehold improvements balance for this site over the shortened service period such that the leasehold improvements were fully amortized on the cease-use date.  The Company recorded accelerated amortization expense for the year ended June 30, 2017 of $2.6 million and it is reflected in "Restructuring and related charges, net of reversals" in the condensed consolidated statements of operations.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company entered into a sublease agreement for its Rio Robles facility during the third quarter of fiscal 2017. The sublease is for the remaining duration of the Company’s lease. The sublease resulted in adjustments to the prior estimates for the amount of sublease payments, timing of sublease activities and real estate commissions associated with the sublease. The net adjustments, including modifications to its future obligations for non-cancellable lease payments and related future subleasing income resulted in additional charges of $2.0 million during fiscal 2017. The excess facilities payments will continue through fiscal year 2023.

In anticipation of the acquisition of Avaya Networking (see Note 14), the Company reoccupied the majority of its exited space at its Salem New Hampshire location during its fiscal fourth quarter to accommodate the growth in headcount and lab facility requirements.  This action resulted in a reversal of prior accruals of $1.3 million.

In conjunction with the consolidation actions noted above, the Company announced a reduction-in-force affecting 90 employees.  The Company recorded $5.6 million in severance and benefits charges, net during the year ended June 30, 2017.  Cash payments of $3.8 million were made during the year and the balance of cash payments are expected to be paid by the end of the second quarter of fiscal 2018.

Fiscal year 2016

During fiscal 2016, the Company continued its initiative to realign its operations by abandoning excess facilities, primarily in San Jose, California; Salem, New Hampshire; Morrisville, North Carolina and other smaller leased locations. The abandoned facilities represented approximately 32% of the floor space in the aggregate at these locations and included general office and warehouse space.

In conjunction with the exiting of facilities noted above, we incurred $11.0 million of restructuring charges. Excess facilities charges included accrued lease costs pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities and contract termination charges of $5.4 million, acceleration of depreciation of leasehold improvements of $4.5 million, professional fees of $1.0 million and other of $0.1 million.

Significant restructuring charges incurred during 2016, by location, included $1.8 million of charges for excess facilities pertaining to the estimated future obligations for non-cancelable lease payments at Rio Robles.  This represented 39% of the San Jose leased space.  The Company amended its facility lease at its North Carolina location and exited excess space while recording $4.1 million of charges, which included $3.1 million in accelerated depreciation of leasehold improvements. This action represented 36% of the North Carolina location lease space. The Company recorded $4.4 million of charges for excess facilities at its Salem location, which included $1.3 million in accelerated depreciation of leasehold improvements.  This action represented 27% of the Salem lease space.

Fiscal year 2015

During the fourth quarter of fiscal 2015, the Company reduced costs through targeted restructuring activities intended to reduce operating costs and realign our organization in the current competitive environment.  We initiated a plan to reduce worldwide headcount by more than 225 employees, primarily in sales and marketing, as well as research and development, consolidate specific global administrative functions, and shift certain operating costs to lower cost regions, among other actions.  The Company recorded $9.7 million of charges associated with this initiative.   The restructuring liability related to this initiative was fully paid as of June 30, 2016.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring liabilities consist of (in thousands):

	Excess Facilities	Severance Benefits	Other	Total
Balance as of June 30, 2014	$322	$—	$—	$322
Period charges	—	9,694	125	9,819
Period payments	(322)	(3,957)	(8)	(4,287)
Balance as of June 30, 2015	—	5,737	117	5,854
Period charges	10,811	668	237	11,716
Period reversals	(18)	(618)	(90)	(726)
Non cash adjustments	(4,463)	—	—	(4,463)
Period payments	(1,686)	(5,787)	(264)	(7,737)
Balance as of June 30, 2016	4,644	—	—	4,644
Period charges	1,951	5,728	2,663	10,342
Period reversals	(1,337)	(109)	—	(1,446)
Non cash adjustments	—	—	(2,578)	(2,578)
Period payments	(3,074)	(3,766)	—	(6,840)
Balance as of June 30, 2017	$2,184	$1,853	$85	$4,122
Less: current portion included in Other accrued liabilities				2,394
Restructuring accrual included in Other long-term liabilities				$1,728

14. Subsequent Event

Avaya Acquisition

On July 14, 2017, (the “Closing”) the Company completed its acquisition of Avaya’s fabric-based secure networking solutions and network security solutions business (“Avaya Networking”), that had been announced on March 7, 2017.  Upon the terms and subject to the conditions of the asset purchase agreement, the Company will acquire customers, employees, technology and other assets of Avaya Networking, as well as assume certain contracts and other liabilities of Avaya Networking, for a purchase price of $100.0 million, subject to adjustments set forth in the Purchase Agreement related to net working capital, deferred revenue, certain assumed lease obligations and certain assumed pension obligations for transferring employees of Avaya Networking.  Pursuant to certain ancillary agreements, Avaya will also provide the Company with access to specified technology related to Avaya Networking, as well as transition services for a period of time following the Closing of the transaction. As a condition of the agreement, the Company had made deposits of $10.2 million in the third quarter of fiscal 2017, which were applied to the purchase price upon Closing.  The deposit is included in “Prepaid and other current assets” in the consolidated balance sheet as of June 30, 2017.

The acquisition will be accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of Avaya Networking will be recorded at their respective fair values and added to those of the Company including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.  Results of operations of Avaya Networking will be included in the operations of the Company beginning with the Closing. As of the date of the filing of this Form 10-K, the initial purchase price allocation has not been prepared as there has not been sufficient time to complete the related activities

During the fiscal year ended June 30, 2017, the Company recognized transaction costs of $2.2 million which is included in “Acquisition and integration costs” in the accompanying condensed consolidated statements of operations.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Borrowing Facility

In connection with the Closing noted above, the Company entered into the Second Amendment to the Amended and Restated Credit Agreement (“Second Amendment”), which amended the Amended and Restated Credit Agreement, dated as of October 28, 2016 (the “Credit Facility, as amended”), by and among the Company, as borrower, Silicon Valley Bank, as administrative agent and collateral agent, and Lenders.  Among other things, the Second Amendment (i) increased the amount of the available borrowing under the Credit Facility from $140.5 million to $243.7 million, composed of (a) the Term Loan in a principal amount of up to $183.7 million and (b) the Revolver in a principal amount of up to $60.0 million, (ii) extends the maturity date under the existing Term Loan and the termination date under the existing Revolver until July 2022, (iii) provides for an uncommitted additional incremental loan facility in a principal amount of up to $50.0 million (“Incremental Facility”), and (iv) joins certain additional banks, financial institutions and institutional lenders as Lenders pursuant to the terms of the Credit Facility, as amended.  On July 14, 2017, the Company borrowed an additional $80.0 million under the Term Loan which was used to fund the purchase of the Avaya Networking business.

Borrowings under the Amended Term Loan bear interest, at our option, at a rate equal to either the LIBOR rate (subject to a 0.0% LIBOR floor), plus an applicable margin (currently 3.25% per annum) or the adjusted base rate, plus an applicable margin (currently 1.25% per annum).  Borrowings under the Revolving Loan bear interest, at the Company’s option, at a rate equal to either the LIBOR rate, plus an applicable margin (currently 3.25% per annum) or the adjusted base rate, plus an applicable margin (currently 1.25% per annum based).  The Revolving Loan has a commitment fee payable on the undrawn amount ranging from 0.375% to 0.50% per annum.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2017.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).

Based on our assessment using those criteria, we concluded that, as of June 30, 2017, our internal control over financial reporting is effective.

Our independent registered public accounting firm, KPMG LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued its report on our internal control over financial reporting as of June 30, 2017.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2017 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 13, 2017.

EXTREME NETWORKS, INC. (Registrant)

By:	/s/ B. DREW DAVIES
B. Drew Davies
Executive Vice President, Chief Financial Officer, (Principal Accounting Officer)
September 13, 2017

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ JOHN C. SHOEMAKER	/s/ EDWARD B. MEYERCORD III
John C. Shoemaker	Edward B. Meyercord III
Chairman of the Board	President and Chief Executive Officer, Director
September 13, 2017	(Principal Executive Officer)
September 13, 2017

/s/ B. DREW DAVIES	/s/ CHARLES CARINALLI
B. Drew Davies	Charles Carinalli
Executive Vice President, Chief Financial Officer	Director
(Principal Accounting Officer)	September 13, 2017
September 13, 2017

/s/ KATHLEEN M. HOLMGREN	/s/ EDWARD H. KENNEDY
Kathleen M. Holmgren	Edward H. Kennedy
Director	Director
September 13, 2017	September 13, 2017

/s/ RAJ KHANNA
Raj Khanna
Director
September 13, 2017

EXHIBIT INDEX

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number		Incorporated by Reference			Provided Herewith
	Description of Document	Form	Filing Date	Number
2.1	Stock Purchase Agreement, dated September 12, 2013 between Enterprise Network Holdings, Inc. and Extreme Networks, Inc.	8-K	9/13/2013	2.1
2.2†	Asset Purchase Agreement, dated as of September 13, 2016, by and between Extreme Networks, Inc. and Zebra Technologies Corporation.	8-K	9/15/2016	2.1
2.3	Amendment No. 1 dated October 28, 2016 to the Asset Purchase Agreement, dated as of September 13, 2016, by and between Extreme Networks, Inc. and Zebra Technologies Corporation.	10-Q	2/2/2017	2.1
2.4	Asset Purchase Agreement, dated March 7, 2017, by and between Extreme Networks, Inc. and Avaya, Inc.	8-K	3/7/2017	2.1
2.5	Amendment No. 1, dated April 3, 2017, to the Asset Purchase Agreement, dated March 7, 2017, by and between Extreme Networks, Inc. and Avaya, Inc.	10-Q	5/4/2017	2.2
2.6†	Asset Purchase Agreement, dated as of March 29, 2017, by and among LSI Corporation, Extreme Networks, Inc. and, solely for the purposes set forth therein, Broadcom Corporation.	8-K	3/30/2017	2.1
3.1	Amended and Restated Certificate of Incorporation of Extreme Networks, Inc.	8-K	12/17/2010	3.2
3.2	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K	3/31/2011	3.1
3.3	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock.	10-K	9/26/2001	3.7
4.1	Amended and Restated Rights Agreement dated April 26, 2012 between Extreme Networks, Inc. and Computershare Shareowner Services LLC.	8-K	4/30/2012	4.1
4.2	Amendment No. 2 to the Amended and Restated Rights Agreement effective April 30, 2014.	8-K	5/20/2014	4.1
4.3	Amendment No. 3 to the Amended and Restated Rights Agreement effective May 14, 2015.	8-K	5/19/2015	4.1
4.4	Amendment No. 4 to the Amended and Restated Rights Agreement effective May 5, 2016.	8-K	5/9/2016	4.1
4.5	Amendment No. 5 to the Amended and Restated Rights Agreement effective May 31, 2017.	8-K	6/5/2017	4.1
10.1	Form of Indemnification Agreement for directors and officers.	8-K	10/24/2011	99.1
10.2*	2000 Nonstatutory Stock Option Plan.	10-K	9/24/2000	10.7
10.3*	2001 Nonstatutory Stock Option Plan.	Schedule TO	10/31/2001	(d)(9)
10.4	Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated October 15, 2012.	8-K	10/19/2012	10.1
10.5	First Amendment to Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated December 31, 2012.	8-K	1/7/2013	10.1
10.6	Office Space Lease Agreement by and between W3 Ridge Rio Robles Property LLC and Extreme Networks, Inc., dated December 31, 2012.	8-K	1/7/2013	10.2
10.7	Credit Agreement, dated as of October 31, 2013, among Extreme Networks Inc., as borrower, Silicon Valley Bank, as administrative agent and collateral agent, Bank of America, N.A. and PNC Bank, National Association as co-syndication agents and the lenders party thereto.	8-K	11/1/2013	10.1
10.8*	Enterasys Networks, Inc. 2013 Stock Plan.	S-8	11/22/2013	99.1

10.9*	Offer Letter executed May 2, 2014, between Extreme Networks, Inc. and Ken Arola.	8-K	5/8/2014	10.1
10.10	Second Amendment to the Credit Agreement dated November 18, 2014, among Extreme Networks, Inc., a Delaware Corporation, the Lenders party thereto and Silicon Valley Bank, as the Issuing Lender and Swingline Lender and Administrative Agent.	8-K	11/20/2014	10.1
10.11*	Extreme Networks, Inc. 2014 Employee Stock Purchase Plan as amended and restated June 2016.	10-K	9/6/2016	10.11
10.12*	Extreme Networks, Inc. 2014 Employee Stock Purchase Plan as amended and restated November 2015.	10-K	9/6/2016	10.12
10.13*	Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-K/A	10/07/2015	10.18
10.14*	Form of market based restricted stock units award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-Q	1/30/2015	99.1
10.15*	Form of restricted stock unit award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-K	9/6/2016	10.15
10.16*	Form of performance based restricted stock unit award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-K	9/6/2016	10.16
10.17*	Form of option award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-K	9/6/2016	10.17
10.18*	Form of restricted stock unit award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-Q	11/2/2016	10.1
10.19*	Form of performance based restricted stock unit award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-Q	11/2/2016	10.2
10.20*	Form of option award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-Q	11/2/2016	10.3
10.21*	Form of performance stock unit under Extreme Networks, Inc. 2013 Equity Incentive Plan.				X
10.22*	Offer Letter, executed April 30, 2015, between Extreme Networks, Inc. and Edward B. Meyercord.	8-K	5/4/2015	10.1
10.23	Third Amendment to the Credit Agreement and First Amendment to Guarantee and Collateral Agreement dated June 26, 2015, among Extreme Networks, Inc., a Delaware Corporation, the Lenders party thereto and Silicon Valley Bank, as the Issuing Lender and Swingline Lender and Administrative Agent.	8-K	6/30/2015	10.1
10.24	Second Amendment to Lease Agreement by and between TDC Blue II, LLC and Extreme Networks, Inc. dated December 17, 2015.	10-Q	2/2/2016	10.1
10.25*	Promotion Letter between Robert Gault and Extreme Networks, Inc. dated June 2, 2015.	10-Q	4/29/2016	10.2
10.26*	Supplemental Letter between Robert Gault and Extreme Networks, Inc. dated August 4, 2015.	10-Q	4/29/2016	10.3
10.27*	Offer Letter, executed May 15, 2016, between Extreme Networks, Inc. and Drew Davies.	8-K	5/19/2016	10.1
10.28*	Separation Agreement and Release of Claims, executed May 18, 2016, between Extreme Networks, Inc. and Kenneth Arola.	8-K	5/19/2016	10.2
10.29*	Extreme Networks, Inc. Executive Change in Control Severance Plan Amended and Restated May 4, 2016.	10-K	9/6/2016	10.25
10.30*	Agreement to Participate in the Extreme Networks, Inc. Executive Change in Control Severance Plan as Amended and Restated May 4, 2016.	10-K	9/6/2016	10.26
10.31*	Extreme Networks, Inc. Executive Change in Control Severance Plan Amended and Restated November 1, 2016.	10-Q	11/2/2016	10.5
10.32*	Amended and Restated Offer Letter, executed August 31, 2016, between Extreme Networks, Inc. and Edward B. Meyercord.	10-K	9/6/2016	10.27

10.33*	Summary of FY18 Executive Officer Compensation Arrangements.				X
10.34*	Extreme Networks, Inc. 2005 Equity Incentive Plan.	8-K	10/23/2009	99.3
10.35*	Form of Option Agreement Under the Extreme Networks, Inc. 2005 Equity Incentive Plan.	10-K	9/6/2016	10.30
10.36	Debt Commitment Letter, dated as of September 13, 2016, by and between Extreme Networks, Inc. and Silicon Valley Bank.	8-K	9/15/2016	10.1
10.37	Amended and Restated Credit Agreement, dated as of October 28, 2016, by and among the Company, as borrower, the several banks and other financial institutions or entities party thereto as lenders, and Silicon Valley Bank, as administrative agent and collateral agent.	10-Q	11/2/2016	10.4
10.38	First Amendment to the Amended and Restated Credit Agreement, dated as of March 2, 2017, by and among the Company, as borrower, the several banks and other financial institutions or entities party thereto as lenders, and Silicon Valley Bank, as administrative agent and collateral agent.	10-Q	5/4/2017	10.1
10.39	Second Amendment to the Amended and Restated Credit Agreement, dated as of July 14, 2017, by and among the Company, as borrower, the several banks and other financial institutions or entities party thereto as lenders, and Silicon Valley Bank, as administrative agent and collateral agent.	8-K	7/18/2017	10.1
10.40	Sublease Agreement, dated February 3, 2017, by and between the Company as sub-landlord and Yangtze Memory Technologies, Inc. as sub-tenant.	10-Q	5/4/2017	10.2
10.41

Lease for property at 6480 Via Del Oro, San Jose, California, dated August 24, 1998 between Sobrato Land Holding, a California limited partnership ("SLH") and Symbol Technologies, Inc., a Delaware corporation ("Symbol"), as amended by a First Amendment to Lease and Second Amendment to Lease both dated August 13, 1999 between SLH and Symbol, a Joinder signed by Motorola, Inc., a Delaware corporation ("Motorola") dated effective as of January 9, 2007, a Third Amendment to Lease dated April 8, 2008 between SLH, as the landlord, and Symbol and Motorola as the tenant, and a Fourth Amendment to Lease dated November 22, 2011 between Landlord, as the landlord, and Symbol and Motorola, as the tenant and assigned to Extreme Networks Inc. on October 28, 2016.

					X
10.42*	Form of 2017 restricted stock unit award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.				X
21.1	Subsidiaries of Registrant.				X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (see the signature page of this Form 10-K).				X
31.1	Section 302 Certification of Chief Executive Officer.				X
31.2	Section 302 Certification of Chief Financial Officer.				X
32.1**	Section 906 Certification of Chief Executive Officer.				X
32.2**	Section 906 Certification of Chief Financial Officer.				X

*	Indicates management or board of directors contract or compensatory plan or arrangement.
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these sections.