Form 10-Q
period 2017-09-30
EXTREME NETWORKS INC
filed 2017-11-09
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at November 3, 2017, was 113,420,099

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED 2018

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2017	June 30, 2017
		(As adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$153,014	$130,450
Accounts receivable, net of allowance for doubtful accounts of $1,685 at September 30, 2017 and $1,190 at June 30, 2017	116,500	93,115
Inventories	58,100	47,410
Prepaid expenses and other current assets	18,237	27,867
Total current assets	345,851	298,842
Property and equipment, net	38,627	30,240
Intangible assets, net	67,328	25,337
Goodwill	118,554	80,216
Other assets	27,524	25,065
Total assets	$597,884	$459,700
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$17,863	$12,280
Accounts payable	50,567	31,587
Accrued compensation and benefits	38,810	42,662
Accrued warranty	13,499	10,584
Deferred revenue	90,705	79,048
Other accrued liabilities	52,335	37,044
Total current liabilities	263,779	213,205
Deferred revenue, less current portion	28,500	25,293
Long-term debt, less current portion	149,729	80,422
Deferred income taxes	7,204	6,576
Other long-term liabilities	13,235	8,526
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 113,304,977 shares issued and outstanding at September 30, 2017 and 110,924,508 shares issued and outstanding at June 30, 2017	113	111
Additional paid-in-capital	913,998	909,155
Accumulated other comprehensive loss	(1,764)	(2,302)
Accumulated deficit	(776,910)	(781,286)
Total stockholders’ equity	135,437	125,678
Total liabilities and stockholders’ equity	$597,884	$459,700

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30, 2017	September 30, 2016
		(As adjusted)
Net revenues:
Product	$164,774	$90,093
Service	46,941	32,511
Total net revenues	211,715	122,604
Cost of revenues:
Product	80,045	44,249
Service	19,289	12,469
Total cost of revenues	99,334	56,718
Gross profit:
Product	84,729	45,844
Service	27,652	20,042
Total gross profit	112,381	65,886
Operating expenses:
Research and development	34,285	18,299
Sales and marketing	55,561	36,859
General and administrative	12,185	8,287
Acquisition and integration costs	4,244	2,321
Amortization of intangibles	1,614	4,142
Total operating expenses	107,889	69,908
Operating income (loss)	4,492	(4,022)
Interest income	647	57
Interest expense	(2,215)	(647)
Other income (expense), net	3,127	(223)
Income (loss) before income taxes	6,051	(4,835)
Provision for income taxes	1,675	907
Net income (loss)	$4,376	$(5,742)
Basic and diluted net income (loss) per share:
Net income (loss) per share - basic	$0.04	$(0.05)
Net income (loss) per share - diluted	$0.04	$(0.05)
Shares used in per share calculation - basic	112,241	105,955
Shares used in per share calculation - diluted	118,431	105,955

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2017	September 30, 2016
		(As adjusted)
Net income (loss):	$4,376	$(5,742)
Other comprehensive income, net of tax:
Available for sale securities:
Change in unrealized gains on available for sale securities, net of taxes	183	—
Net change in foreign currency translation adjustments	355	126
Other comprehensive income, net of tax:	538	126
Total comprehensive income (loss)	$4,914	$(5,616)

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	September 30, 2017	September 30, 2016
		(As adjusted)
Cash flows from operating activities:
Net income (loss)	$4,376	$(5,742)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,125	2,437
Amortization of intangible assets	4,309	7,640
Provision for doubtful accounts	489	223
Stock-based compensation	4,803	3,475
Realized gain on sale of non-marketable equity investment	(3,757)	—
Other non-cash charges	1,416	695
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed
Accounts receivable	(5,762)	16,606
Inventories	5,915	(3,312)
Prepaid expenses and other assets	(1,856)	1,465
Accounts payable	9,042	(3,154)
Accrued compensation and benefits	(5,360)	(7,318)
Deferred revenue	4,650	(2,622)
Other current and long term liabilities	(2,792)	(819)
Net cash provided by operating activities	18,598	9,574
Cash flows from investing activities:
Capital expenditures	(7,421)	(1,635)
Acquisitions	(68,047)	—
Proceeds from sale of non-marketable equity investment	4,922	—
Net cash used in investing activities	(70,546)	(1,635)
Cash flows from financing activities:
Borrowings under Term Loan	80,000	—
Repayments of debt	(4,093)	(3,250)
Loan fees on borrowings	(1,494)	—
Proceeds from issuance of common stock, net of tax	42	3,416
Net cash provided by financing activities	74,455	166
Foreign currency effect on cash	57	38
Net increase in cash and cash equivalents	22,564	8,143

Cash and cash equivalents at beginning of period	130,450	94,122
Cash and cash equivalents at end of period	$153,014	$102,265

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

The unaudited condensed consolidated financial statements of Extreme included herein have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations.  The condensed consolidated balance sheet at June 30, 2017 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at September 30, 2017. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for fiscal 2018 or any future periods.

Effective July 1, 2017, the Company adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards, as indicated by the “as adjusted” footnote.

Fiscal Year

The Company uses a fiscal calendar year ending on June 30.  All references herein to “fiscal 2018” or “2018” represent the fiscal year ending June 30, 2018.  All references herein to “fiscal 2017” or “2017” represent the fiscal year ending June 30, 2017.

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

2. Business Combinations

2018 Acquisition

On July 14, 2017, (the “Avaya Closing Date”) the Company completed its acquisition of Avaya Inc.’s. (“Avaya”) fabric-based secure networking solutions and network security solutions business (“Avaya Networking”) that had been announced on March 7, 2017.  Upon the terms and subject to the conditions of the asset purchase agreement (the “Avaya Purchase Agreement”), the Company acquired the customers, employees, technology and other assets of Avaya Networking, as well as assume certain contracts and other liabilities of Avaya Networking, for total provisional consideration  of $79.8 million, calculated as $100.0 million, less adjustments set forth in the Avaya Purchase Agreement related to net working capital, deferred revenue, certain assumed lease obligations and certain assumed pension obligations for transferring employees of Avaya Networking.  Pursuant to certain ancillary agreements, Avaya will also provide the Company with access to specified technology related to Avaya Networking, as well as transition services for a period of time following the Avaya Closing Date of the transaction. As a condition of the Avaya Purchase Agreement, the Company had made deposits of $10.2 million in the third quarter of fiscal 2017, which were applied to the purchase price upon the Avaya Closing Date.

The transaction has been accounted for using the acquisition method of accounting.  The provisional purchase price has been allocated on a preliminary basis to tangible and intangible assets acquired and liabilities assumed.  The final purchase price allocation is pending the finalization of valuations, which may result in an adjustment to the preliminary purchase price allocation. Also, additional information which existed as of the acquisition date, but was unknown to the Company at that time, may become known to the Company during the remainder of the measurement period (up to one year from the acquisition date), and may result in a change in the purchase price allocation.  While management believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill.

The following table below summarizes the preliminary allocation as of September 30, 2017 of the tangible and identifiable intangible assets acquired and liabilities assumed:

Preliminary Allocation as of July 14, 2017
Accounts receivables, net	$18,112
Inventory	16,605
Other current assets	673
Property and equipment	3,768
Other long-term assets	2,568
Accounts payable and accrued expenses	(29,716)
Deferred revenue	(10,214)
Other liabilities	(6,608)
Net tangible assets acquired	(4,812)
Identifiable intangible assets	44,000
In-process research and development	2,300
Goodwill	38,338
Total intangible assets acquired	84,638
Total net assets acquired	$79,826

The estimated purchase price has been allocated based on the preliminary estimates of the fair value of assets acquired and liabilities assumed as of the acquisition date.  The fair value of working capital related items, such as other current assets and accrued liabilities, approximated their book values at the date of acquisition.  Inventories were valued at fair value using the net realizable value approach.   The fair value of property and equipment was determined using a cost approach. The fair value of the acquired deferred revenue was estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to provide the contracted deliverables plus an assumed profit.  The total costs including the assumed profit were adjusted to present value using a discount rate considered appropriate. The resulting fair value approximates the amount that the Company would be required to pay a third party to assume the obligation. Valuations of the intangible assets were valued using income approaches based on projections provided by management, which the Company considers to be Level 3 inputs. The Company also continues to analyze the tax implications of the acquisition of the intangible assets which may ultimately impact the overall level of goodwill associated with the acquisition.

The following table presents details of the identifiable intangible assets acquired as part of the acquisition (in thousands):

Intangible Assets	Estimated Useful Life (in years)	Amount
Developed technology	6	$34,800
Customer relationships	4	5,300
Trademarks	5	2,400
Backlog	1	1,500
Total identifiable intangible assets		$44,000

The amortization for the developed technology is recorded in “Cost of revenues” for product and the amortization for the remaining intangibles is recorded in “Amortization of intangibles” on the condensed consolidated statement of operations.  The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of the Avaya Networking.  The Company anticipates both the goodwill and intangible assets to be fully deductible for tax purposes.

The Company also acquired an indefinite lived asset of $2.3 million which represents the fair value of in-process research and development activities.  Once the related research and development efforts are completed, the Company will determine whether the asset will continue to be an indefinite lived asset or become a finite lived asset and apply the appropriate accounting accordingly.

The results of operations of Avaya Networking are included in the condensed consolidated results of operations beginning July 14, 2017.  The associated expenses of the Avaya Networking business have been incorporated with the results of operations of the Company as a product line and, therefore, stand-alone operating results are not available. The Company incurred $5.1 million of acquisition-related expenses of which $2.9 million was incurred in the three months ended September 30, 2017.  Such acquisition-related costs are included in “Acquisition and integration costs” on the condensed consolidated statement of operations.  The costs, which the Company expensed as incurred, consist primarily of professional fees to financial and legal advisors and IT consultants and companies.

2017 Acquisition

On October 28, 2016, the Company completed the acquisition of the wireless local area network business (“WLAN Business”) from Zebra Technologies Corporation.  Under the terms of the purchase agreement, the Company acquired customers, employees, technology and other assets as well as assumed certain contracts and other liabilities of the WLAN Business, for a net cash consideration to $49.5 million.

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

The following table below summarizes the final allocation of the tangible and identifiable intangible assets acquired and liabilities assumed:

Final Allocation as of October 28, 2016
Accounts receivables, net	$14,636
Inventory	13,593
Other current assets	808
Property and equipment	3,159
Other long-term assets	7,634
Deferred revenue	(14,159)
Other liabilities	(7,201)
Total tangible assets acquired and liabilities assumed	18,470
Identifiable intangible assets	20,300
In-process research and development	1,400
Goodwill	9,339
Total intangible assets acquired	31,039
Total net assets acquired	$49,509

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

Pro forma financial information

The following unaudited pro forma results of operations are presented as though the acquisition of Avaya Networking and WLAN Business had occurred as of the beginning of the earliest period presented after giving effect to purchase accounting adjustments relating to inventories, deferred revenue, depreciation and amortization on acquired property and equipment and intangibles, acquisition costs, interest income and expense and related tax effects.

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

The unaudited pro forma financial information for the three months ended September 30, 2017, combines the results for Extreme for the three months ended September 30, 2017, which include the results of Avaya Networking subsequent to the acquisition date, and the historical results of Avaya Networking for the month of July 2017 up to the acquisition date of July 14, 2017. Pro forma results of operations from Avaya Networking acquisition for the quarter ended September 30, 2017 prior to the acquisition date have not been adjusted for the adoption of ASC 606 because the Company determined that it was impractical to estimate the impact of the adoption.

The unaudited pro forma financial information for the three months ended September 30, 2016, combines the historical results for Extreme for those periods, as adjusted for the adoption of ASC 606, with the historical results of Avaya Networking and WLAN Business for the three months ended September 30, 2016. Pro forma results of operations from Avaya Networking and WLAN Business acquisitions for the quarter ended September 30, 2016 have not been adjusted for the adoption of ASC 606 because the Company determined that it is impractical to estimate the impact of the adoption.

The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

	Three Months Ended
	September 30, 2017	September 30, 2016
		(As adjusted)
Net revenues	$222,382	$238,858
Net income (loss)	$16,776	$(8,936)
Net income (loss) per share - basic	$0.15	$(0.08)
Net income (loss) per share - diluted	$0.14	$(0.08)
Shares used in per share calculation - basic	112,241	105,955
Shares used in per share calculation - diluted	118,431	105,955

3.	Summary of Significant Accounting Policies

For a description of significant accounting policies, see Note 3, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. Except for the following policy, there have been no material changes to the Company’s significant accounting policies since the filing of the Annual Report on Form 10-K.

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which the Company adopted on July 1, 2017, using the retrospective method.  The Company derives the majority of its revenue from sales of its networking equipment, with the remaining revenue generated from service fees relating to maintenance contracts, professional services, and training for its products. The Company sells its products and maintenance contracts direct to customers and to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock its products and sell primarily to resellers.  The second tier of the distribution channel consists of a non-stocking distributors and value-added resellers that sell directly to end-users.  Products and services may be sold separately or in bundled packages.

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer.  For each contract, the Company considers the promise to transfer products and services, each of which are distinct, to be the identified performance obligations. In determining the transaction price the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled.

For all of the Company’s sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e. when the Company’s performance obligation is satisfied), which typically occurs at shipment for product sales. Revenue from maintenance contracts is recognized over time as the Company’s performance obligations are satisfied. This is typically the contractual service period, which range from one to three years.  For product sales to value-added resellers of the Company, non-stocking distributors and end-user customers, the Company generally does not grant return privileges, except for defective products during the warranty period, nor does the Company grant pricing credits.  Sales incentives and other programs that the Company may make available to these customers are considered to be a form of variable consideration and the Company maintains estimated accruals and allowances using the expected value method. There were no material changes in the current period to the estimated transaction price for performance obligations which were satisfied or partially satisfied during previous periods.

Sales to stocking distributors are made under terms allowing certain price adjustments and limited rights of return (known as “stock rotation”) of the Company’s products held in their inventory. Revenue from sales to distributors is recognized upon the transfer of control to the distributor.  Frequently, distributors need to sell at a price lower than the contractual distribution price in order to win business, and submit rebate requests for Company pre-approval prior to selling the product through at the discounted price.  At the time the distributor invoices its customer or soon thereafter, the distributor submits a rebate claim to the Company to adjust the distributor’s cost from the contractual price to the pre-approved lower price. After the Company verifies that the claim was pre-approved, a credit memo is issued to the distributor for the rebate claim. In determining the transaction price, the Company considers these rebate adjustments to be variable consideration. Such price adjustments are estimated using the expected value method based on an analysis of actual claims, at the distributor level over a trailing twelve month period of time considered adequate to account for current pricing and business trends. Stock rotation rights grant the distributor the ability to return certain specified amounts of inventory. Stock rotation adjustments are an additional form of variable consideration and are also estimated using the expected value method based on historical return rates. There were no material changes in the current period to the estimated variable consideration for performance obligations which were satisfied or partially satisfied during previous periods.

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  Certain of the Company’s contracts have multiple performance obligations, as the promise to transfer individual goods or services is separately identifiable from other promises in the contracts and, therefore, is distinct.  For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on its relative standalone selling price.  The stand-alone selling prices are determined based on the prices at which the Company separately sells these products.  For items that are not sold separately, the Company estimates the stand-alone selling prices using the best estimated selling price approach.

The Company’s performance obligations are satisfied at a point in time or over time as work progresses.  Substantially all of the Company’s product sales revenues as reflected on the consolidated statements of operations for the three-month periods ended September 30, 2017, and 2016 are recognized at a point in time. Substantially all of the Company’s service revenue is recognized over time.  For revenue recognized over time, the Company uses an input measure, days elapsed, to measure progress.

On September 30, 2017, the Company had $119.2 million of remaining performance obligations, which is comprised of deferred maintenance revenue and services not yet delivered.  The Company expects to recognize approximately 70 percent of its remaining performance obligations as revenue in fiscal 2018, an additional 18 percent by fiscal 2019 and the balance thereafter.

Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable and deferred revenue on the consolidated balance sheet. Services provided under renewable support arrangements of the Company are billed in accordance with agreed-upon contractual terms, which are typically at periodic intervals (e.g., quarterly or annually).  The Company sometimes receives payments from its customers in advance of services being provided, resulting in deferred revenues.  These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period.

Revenue recognized for the three month periods ended September 30, 2017 and 2016, that was included in the deferred revenue balance at the beginning of each year was $42.1 million and $37.2 million respectively.

Contract Costs.  The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.  These costs are included in selling and marketing expenses.  Management expects that commission fees paid to sales representative as a result of obtaining service contracts and contract renewals are recoverable and therefore the Company capitalized them as contract costs in the amount of $2.5 million and $2.3 million at September 30, 2017 and 2016, respectively.  Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in sales and marketing expenses.  Amortization recognized during the three-month period ended September 30, 2017 and September 30, 2016, was $0.4 million and $0.3 million, respectively. There was no impairment loss in relation to the costs capitalized.

Revenue by Category: The following table sets forth the Company’s revenue disaggregated by sales channel and geographic region based on the billing addresses of our customers (in thousands, unaudited):

	Three Months Ended
	September 30, 2017			September 30, 2016
				(As adjusted)
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$42,392	$50,990	$93,382	$26,991	$26,829	$53,820
Other	14,336	6,395	20,731	1,393	9,628	11,021
Total Americas	56,728	57,385	114,113	28,384	36,457	64,841
EMEA:	51,232	27,903	79,135	31,299	16,529	47,828
APAC:	3,264	15,203	18,467	1,452	8,483	9,935
Total net revenues	$111,224	$100,491	$211,715	$61,135	$61,469	$122,604

4.	Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2017-12, Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which is intended to allow companies to better align risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results by expanding and refining hedge accounting for both nonfinancial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption. This guidance is effective for the Company beginning with its fiscal year 2020.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718) - Scope of Modification Accounting (“ASU 2017-09”) which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The guidance is effective prospectively for fiscal years beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted, including adoption in any interim period. The Company does not expect the adoption of this guidance to have a material effect on our financial statements. This guidance will be effective for the Company beginning with its fiscal year 2019.

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

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases (“ASU 2016-02”) which requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the statement of operations will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures. This guidance will become effective for the Company beginning with its fiscal year 2020.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services.  In addition, ASU 2014-09 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted Topic 606 on July 1, 2017, using the full retrospective method. This adoption primarily affected the Company’s accounting for distributor and resellers revenues from a primarily “sell-through” model, where revenue is recognized upon the sale from the distribution channel to the end customer, to the “sell-in” method where revenue is recognized upon transfer of control to its customers, including distributors. Under the sell-in method, the Company is required to make estimates at the time of shipment to its distributors of variable consideration as well as estimated returns under stock rotation rights granted to the distributors.  Additionally, the Company capitalizes contract acquisition costs such as commissions paid for maintenance services contracts in excess of one year.  Following the adoption of ASU 2014-09, the revenue recognition for the Company’s other sales arrangements remained materially consistent with our historical practice.

Upon adoption of Topic 606, we applied the standard’s practical expedients that allows a) an entity to use the transaction price at the date the contract was completed rather than estimating variable consideration amounts in the comparative reporting periods, b) that permits the omission of prior-period information about our performance obligations, and c) that allows the Company to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price to the satisfied and unsatisfied performance obligations.

See the tables at the end of this note for the effects of the adoption of ASU 2014-09 on our condensed consolidated financial statements as of June 30, 2017, and for the three months ended September 30, 2016.  See Note 3. “Summary of Significant Accounting Policies” to our condensed consolidated financial statements for further discussion of the effects of the adoption of ASU 2014-09 on our significant accounting policies.

Adjustments to Previously Reported Financial Statements from the Adoption of Accounting Pronouncements

The following table presents the effect of the adoption of ASU 2014-09 on our condensed consolidated balance sheet (unaudited) as of June 30, 2017, (in thousands):

	As of June 30, 2017
	As Reported	Adjustment	As Adjusted
Accounts receivable, net	$120,770	$(27,655)	$93,115
Inventories	45,880	1,530	47,410
Total current assets	324,967	(26,125)	298,842
Other assets	22,586	2,479	25,065
Total assets	483,346	(23,646)	459,700

Accrued warranty	10,007	577	10,584
Other accrued liabilities	36,713	331	37,044
Deferred distributors revenue, net of cost of sales to distributors	43,525	(43,525)	—
Total current liabilities	255,822	(42,617)	213,205

Accumulated deficit	(800,257)	18,971	(781,286)
Total stockholders’ equity	106,707	18,971	125,678
Total liabilities and stockholders’ equity	$483,346	$(23,646)	$459,700

The following table presents the effect of the adoption of ASU 2014-09 on our condensed consolidated statements of operations (unaudited) for the three months ended September 30, 2016 (in thousands, except per share amounts):

	Three months ended September 30, 2016
	As Reported	Adjustment	As Adjusted
Net revenues
Product	$90,131	$(38)	$90,093
Service	32,511	—	32,511
Total net revenues	122,642	(38)	122,604

Cost of revenues
Product	44,927	(678)	44,249
Service	12,469	—	12,469
Total cost of revenues	57,396	(678)	56,718

Gross profit
Product	45,204	640	45,844
Service	20,042	—	20,042
Total Gross profit	65,246	640	65,886

Sales and marketing expenses	36,956	(97)	36,859
Operating loss	(4,759)	737	(4,022)
Net loss before tax	(5,572)	737	(4,835)

Net loss	$(6,479)	$737	$(5,742)

Basic and diluted net loss per share
Net loss per share - basic	$(0.06)		$(0.05)
Net loss per share - diluted	$(0.06)		$(0.05)

Shares used in per share calculation - basic	105,955		105,955
Shares used in per share calculation - diluted	105,955		105,955

The following table presents the effect of the adoption of ASU 2014-09 on our condensed consolidated statement of cash flows (unaudited) for the three months ended September 30, 2016 (in thousands):

	Three months ended September 30, 2016
	As Reported	Adjustment	As Adjusted
Cash flows from operating activities
Net loss	$(6,479)	$737	$(5,742)
Changes in operating assets and liabilities, net
Accounts receivable	12,950	3,656	16,606
Inventories	(2,405)	(907)	(3,312)
Prepaid and other assets	1,562	(97)	1,465
Deferred distributors revenue, net of cost of sales to distributors	3,412	(3,412)	—
Other current and long term liabilities	(842)	23	(819)
Net cash provided by operating activities	9,574	—	9,574
Cash flows from investing activities	(1,635)	—	(1,635)
Cash flows from financing activities	166	—	166
Foreign currency effect on cash	38	—	38
Net increase in cash and cash equivalents	$8,143	$—	$8,143

5.	Balance Sheet Accounts

Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments (in thousands):

	September 30, 2017	June 30, 2017
Cash	$148,514	$126,159
Cash equivalents (consisting of available-sale-securities)	4,500	4,291
Total cash and cash equivalents	153,014	130,450
Short-term investments	1,050	—
Total cash, cash equivalents and short-term investments	$154,064	$130,450

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Investments with original maturities greater than three months, but less than one year at the balance sheet date are classified as short-term investments. Short-term investments are recorded in “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets.

Inventories

The Company values its inventory at lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company has established inventory allowances primarily determined by the demand of inventory or when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Any written down or obsolete inventory subsequently sold has not had a material impact on gross margin for any of the periods disclosed.

Inventories consist of the following (in thousands):

	September 30, 2017	June 30, 2017
		(As Adjusted)
Finished goods	$57,515	$46,620
Raw materials	585	790
Total Inventories	$58,100	$47,410

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	September 30, 2017	June 30, 2017
Computer equipment	$40,209	$34,716
Purchased software	12,961	11,785
Office equipment, furniture and fixtures	11,464	10,852
Leasehold improvements	27,167	23,046
Total property and equipment	91,801	80,399
Less: accumulated depreciation and amortization	(53,174)	(50,159)
Property and equipment, net	$38,627	$30,240

Intangibles

The following tables summarize the components of gross and net intangible asset balances (dollars in thousands):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
September 30, 2017
Developed technology	5.3 years	$91,600	$44,395	$47,205
Customer relationships	2.9 years	45,600	38,051	7,549
Maintenance contracts	1.1 years	17,000	13,317	3,683
Trademarks	4.7 years	7,500	3,057	4,443
Backlogs	0.2 years	1,500	892	608
License agreements	6.2 years	2,445	1,187	1,258
Other intangibles	2.4 years	1,382	1,100	282
Total intangibles, net with finite lives		167,027	101,999	65,028
In-process research and development, with indefinite life		2,300	—	2,300
Total intangibles, net		$169,327	$101,999	$67,328

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2017
Developed technology	5.3 years	$55,400	$42,689	$12,711
Customer relationships	3.3 years	40,300	37,567	2,733
Maintenance contracts	1.3 years	17,000	12,467	4,533
Trademarks	4.3 years	5,100	2,846	2,254
License agreements	6.4 years	2,445	1,120	1,325
Other intangibles	2.7 years	1,382	1,001	381
Total intangibles, net with finite lives		121,627	97,690	23,937
In-process research and development, with indefinite life		1,400	—	1,400
Total intangibles, net		$123,027	$97,690	$25,337

During the three months ended September 30, 2017, in-process research and development of $1.4 million was reclassified to developed technology upon completion of the project and is being amortized over its estimated useful life.

The amortization expense of intangibles for the periods presented is summarized below (in thousands):

	Three Months Ended
	September 30, 2017	September 30, 2016
Amortization in “Cost of revenues: Product”	$2,695	$3,498
Amortization of intangibles	1,614	4,142
Total amortization	$4,309	$7,640

The amortization expense that is recognized in “Cost of revenues: Product” is comprised of amortization for developed technology, license agreements and other intangibles.

Goodwill

The following table summarizes goodwill for the periods presented (in thousands):

September 30, 2017
Balance as of June 30, 2017	$80,216
Additions due to acquisition	38,338
Balance at end of period	$118,554

During the three months ended September 30, 2017, the Company completed the acquisition of certain assets and liabilities from Avaya resulting in an additional $38.3 million of goodwill.  See Note 2 for additional information related to the acquisition.

Deferred Revenue

The Company offers for sale to its customers, renewable support arrangements that range from one to five years as well as deferred revenue for professional and training services.

Debt

The Company’s debt is comprised of the following (in thousands):

	September 30, 2017	June 30, 2017
Current portion of long-term debt:
Term Loan	$18,418	$12,444
Less: unamortized debt issuance costs	(555)	(164)
Current portion of long-term debt	$17,863	$12,280

Long-term debt, less current portion:
Term Loan	$141,202	$71,268
Revolver	10,000	10,000
Less: unamortized debt issuance costs	(1,473)	(846)
Total long-term debt, less current portion	149,729	80,422
Total debt	$167,592	$92,702

In connection with the closing of Avaya Networking discussed in Note 2, the Company entered into the Second Amendment to the Amended and Restated Credit Agreement (“Second Amendment”), which amended the Amended and Restated Credit Agreement, dated as of October 28, 2016 (the “Credit Facility, as amended”), by and among the Company, as borrower, Silicon Valley Bank, as administrative agent and collateral agent, and lenders. Among other things, the Second Amendment (i) increased the amount of the available borrowing under the Credit Facility from $140.5 million to $243.7 million, composed of (a) the five-year term loan (“Term Loan”) in a principal amount of up to $183.7 million and (b) the five-year revolving credit facility (“Revolver”) in a principal amount of up to $60.0 million, (ii) extends the maturity date under the existing Term Loan and the termination date under the existing Revolver, (iii) provides for an uncommitted additional incremental loan facility in the principal amount of up to $50.0 million (“Incremental Facility”), and (iv) joins certain additional banks, financial institutions and institutional lenders as lenders pursuant to the terms of the Credit Facility, as amended.  On July 14, 2017, the Company borrowed an additional $80.0 million under the Term Loan which was used to fund the purchase of Avaya Networking.

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

The Company had $0.9 million of outstanding letters of credit and $49.1 million of availability under the Revolver as of September 30, 2017.

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

Upon issuance of a standard product warranty, the Company discloses and recognizes a liability for the obligations it assumes under the product warranty. The following table summarizes the activity related to the Company’s product warranty liability during the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended
	September 30, 2017	September 30, 2016
		(as adjusted)
Balance beginning of period	$10,584	$9,998
Warranties assumed due to acquisition	3,156	—
New warranties issued	2,272	928
Warranty expenditures	(2,513)	(1,909)
Balance end of period	$13,499	$9,017

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

Advertising

All advertising costs are expensed as incurred.  Advertising expenses for three months ended September 30, 2017 and 2016, were immaterial.

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth major customers accounting for 10% or more of our net revenue:

	Three Months Ended
	September 30, 2017	September 30, 2016
		(As adjusted)
Westcon Group Inc.	15%	11%
Jenne Corporation	14%	16%
Tech Data Corporation	11%	17%

The following customers account for more than 10% of the Company’s accounts receivable outstanding as of September 30, 2017, Jenne Corporation 17%, Westcon Group 15% and Tech Data 13%.

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

The Company did not hold any financial liabilities that required measurement at fair value on a recurring basis. The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

September 30, 2017	Level 1	Level 2	Level 3	Total
Assets
Investments:
Money market funds	$4,500	$—	$—	$4,500
Marketable securities	1,050	—	—	1,050
Total assets measured at fair value	$5,550	$—	$—	$5,550

June 30, 2017	Level 1	Level 2	Level 3	Total
Assets
Investments:
Money market funds	$4,291	$—	$—	$4,291
Investment in non-marketable equity	—	—	3,000	3,000
Total assets measured at fair value	$4,291	$—	$3,000	$7,291

Level 1 investments:

During the first quarter of fiscal 2017, pursuant to the sale of an investment in non-marketable equity securities, the Company received 41,685 shares of a company publicly traded on the London Stock Exchange.  As of September 30, 2017, the shares received have a fair value of $1.0 million. (See below, Level 3 investments)

Level 2 investments:

The Company includes U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations for which quoted prices are available as Level 2. There were no transfers of assets or liabilities between Level 1 and Level 2 for the periods presented.

The fair value of the borrowings under the Credit Facility, as amended is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Due to the short duration until maturity of the credit facility, the fair value approximates the face amount of the Company’s indebtedness of $169.6 million and $93.7 million as of September 30, 2017 and June 30, 2017, respectively. Such amounts are immaterial for all periods presented.

Level 3 investments:

Certain of the Company’s assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

As of June 30, 2017, the Company reflected its non-marketable equity investment as Level 3 in the fair value hierarchy as it is based on unobservable inputs that market participants would use in pricing this asset due to the absence of recent comparable market transactions and inherent lack of liquidity.  During fiscal 2015, the Company purchased a $3.0 million equity interest in a company that operates in the enterprise software platform industry.  The Company did not enter into any other transactions with the investee during fiscal 2017 or the first quarter of fiscal 2018.   During the three months ended September 30, 2017, the investee was acquired by a third party.  The Company received $6.8 million as consideration for its equity interest in the investee, including $5.4 million in cash and 65,937 shares with a market value of $1.4 million. During the first quarter of fiscal 2018, the Company received $5.8 million of the consideration, consisting of $4.9 million in cash and 41,685 shares with a market value of $0.9 million. The remainder of the consideration consisting of $0.5 million and $0.5 million of cash and shares, respectively, will remain in escrow for a period of 18 months for general representations and warranties. A gain of $3.8 million related to this sale was recorded in “Other income (expense), net” in the accompanying condensed consolidated statements of operations for the quarter ended September 30, 2017. The 41,685 shares received and held as of September 30, 2017 were considered Level 1 investments as these have quoted prices in active markets.

There were no transfers of assets or liabilities between Level 2 and Level 3 during the first three months of fiscal year 2018 or 2017. There were no impairments recorded for the first three months of fiscal year 2018 or 2017.

7.Share-based Compensation

Shares reserved for issuance

The Company had reserved for issuance for the periods noted (in thousands):

	September 30, 2017	June 30, 2017
2014 Employee Stock Purchase Plan	6,517	7,785
Employee stock options and awards outstanding	10,130	9,726
2013 Equity Incentive Plan shares available for grant	5,353	7,629
Total shares reserved for issuance	22,000	25,140

Share-based compensation expense recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

	Three Months Ended
	September 30, 2017	September 30, 2016
Cost of product revenue	$92	$68
Cost of service revenue	133	232
Research and development	1,051	1,141
Sales and marketing	1,643	1,062
General and administrative	1,884	972
Total share-based compensation expense	$4,803	$3,475

During the three months ended September 30, 2017 and 2016, the Company did not capitalize any share-based compensation expense in inventory, as the amounts were immaterial.

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

The following table summarizes stock award activity for the three months ended September 30, 2017 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Market Value
Non-vested stock awards outstanding at June 30, 2017	6,664	$4.66	$61,440
Granted	2,094	10.55
Vested	(1,223)	3.45
Cancelled	(118)	4.72
Non-vested stock awards outstanding at September 30, 2017	7,417	$6.53	$88,195

The following table summarizes stock option activity for the three months ended September 30, 2017 (in thousands, except per share and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2017	3,062	$4.06	4.19	$15,868
Exercised	(347)	4.44
Cancelled	(2)	5.58
Options outstanding at September 30, 2017	2,713	$4.01	4.10	$21,478
Vested and expected to vest at September 30, 2017	2,713	$4.01	4.10	$21,478
Exercisable at September 30, 2017	2,129	$4.33	3.40	$16,090

The fair value of each stock option grant under the 2013 Plan and 2005 Equity Incentive Plan is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table.  The Company uses the Monte-Carlo simulation model to determine the fair value and the derived service period of stock awards with market conditions, on the date of the grant.  The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior.  The risk-free rate is based upon the estimated life of the option and the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility on the Company’s stock.

The fair value of each restricted stock units (“RSUs”) grant with performance-based vesting criteria (“PSUs”) under the 2013 Plan is estimated on the date of grant using the Monte-Carlo simulation model to determine the fair value and the derived service period of stock awards with market conditions, on the date of the grant.

During the first quarter of fiscal 2018, the Company approved the grant of 1,154,014 stock awards to the Company’s Executive Officers and 939,925 stock awards to other Company employees.  Fifty percent (50%) of the stock awards granted to executives, except the chief executive officer, were in the form of PSUs, with grant date fair values of $10.90, and fifty percent (50%) of the stock awards granted were in the form of service-based RSUs. The Company’s chief executive received sixty percent (60%) of his stock award grant in the form of PSUs, while forty percent (40%) were in the form of RSUs, with a grant date fair value of $10.90.  The RSUs vest from the original grant date as to one-third (1/3) on the one year anniversary and one-twelfth (1/12) each quarter thereafter, subject to continued service to the Company.

For the PSUs referenced in the preceding paragraph, they are considered earned once the Company’s combined earnings per share equals or exceeds $0.32 for two consecutive quarters. (“FY18 Performance Threshold”).  Once the FY18 Performance Threshold is satisfied the PSUs shall vest with respect to the number of RSUs that have vested as of the date the FY18 Performance Threshold is satisfied and thereafter shall vest on the same schedule as the RSUs, subject to continued service to the Company.  If the FY18 Performance Threshold is not met by the third anniversary of the grant date the award is canceled.  In addition, the FY18

Performance Threshold shall be deemed satisfied upon the closing of a Change in Control (within the meaning of the Company’s 2013 Equity Incentive Plan) in the event the per share consideration received by the Company’s stockholders equals or exceeds $16.00 per share.

During the quarter ended September 30, 2017, none of the PSU grants referenced above achieved their FY18 Performance Threshold.

During the first quarter of fiscal 2017, the Company approved the grant of 680,000 stock awards to the Company’s Executive Officers and 1,878,420 stock awards to other Company employees.  Fifty percent (50%) of the stock awards granted were in the form of PSUs, with grant date fair values ranging from $3.02 to $3.09, and fifty percent (50%) of the stock awards granted were in the form of RSUs.   The RSUs vest from the original grant date as to one-third (1/3) on the one year anniversary and one-twelfth (1/12) each quarter thereafter, subject to continued service to the Company.

The PSUs were considered earned once the Company’s stock price equaled or exceeded $5.00 per share for 30 consecutive trading days after January 1, 2017 (“FY17 Performance Threshold”).  Once the FY17 Performance Threshold goal was attainted the PSUs began to vest on the same schedule as the RSUs that were granted at the same time, subject to continued service to the Company.

During the quarter ended March 31, 2017, all of the PSU grants referenced above achieved their FY17 Performance Threshold and as such, began vesting and will be released on the schedule as noted, subject to continued service to the Company.

The fair value of each share purchase option under the Company’s Employee Stock Purchase Plan (“ESPP”) is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table.  The expected term of the ESPP represents the term of the offering period of each option.  The risk-free rate is based upon the estimated life and on the U.S. Treasury yield curve in effect at the time of grant.  Expected volatility is based on the historical volatility on the Company’s stock.

The weighted-average fair value of shares granted under the Company’s 2014 ESPP during the three months ended September 30, 2017 and 2016, was $2.41 and $1.00, respectively.  There were 1,267,930 and 1,103,599 shares issued under the Company’s 2014 ESPP during the three months ended September 30, 2017 and 2016, respectively.

	Employee Stock Purchase Plan
	Three Months Ended
	September 30, 2017	September 30, 2016
Expected life	0.50 years	0.50 years
Risk-free interest rate	1.15%	0.40%
Volatility	42%	40%
Dividend yield	—%	—%

8.	Restructuring Charges

No restructuring charges were recorded during the three months ended September 30, 2017 or 2016.

Restructuring liabilities consisted of obligations pertaining to the estimated future obligations for non-cancelable lease payments, as well as severance and benefits obligations. The restructuring liabilities are recorded in “Other accrued liabilities” and “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

In fiscal 2017, the Company announced a reduction-in-force.  The Company recorded $5.6 million in severance and benefits charges, net during the year ended June 30, 2017.  Cash payments of $0.6 million were paid during the first three months of fiscal 2018. The balance of cash payments are expected to be paid by the end of the second quarter of fiscal 2018.  The excess facilities payments will continue through fiscal year 2023.

During fiscal 2016, the Company realigned its operations by abandoning excess facilities, primarily in San Jose, California; Salem, New Hampshire and Morrisville, North Carolina.  The fiscal 2016 restructuring was largely completed as of the end of the first quarter of fiscal 2018.

Total restructuring and related liabilities consist of (in thousands):

	Three months ended
	September 30, 2017	September 30, 2016
Beginning balance	$4,122	$4,644
Period payments	(562)	(508)
Ending balance	3,560	4,136
Less: current portion included in other accrued liabilities	1,877	1,754
Restructuring accrual included in other long-term liabilities	$1,683	$2,382

9.	Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufactures to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the Company’s forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of September 30, 2017, the Company had non-cancelable commitments to purchase $115.1 million of such inventory.  As of September 30, 2017 the Company had non-cancelable software and maintenance support commitments to purchase $20.3 million of software and support services.

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

Brazilian Tax Assessment Matter

On May 28, 2007, the Public Treasury Department of the State of Sao Paolo, Brazil (the “Tax Authority”) assessed our Brazilian subsidiary, Enterasys Networks do Brasil Ltda. (“Enterasys Brasil”), based on an alleged underpayment of taxes.  The Tax Authority also charged interest and penalties with respect to the assessment (collectively, the “ICMS Tax Assessment”).  The Tax Authority denied Enterasys Brasil the use of certain presumed tax credits granted by the State of Espirito Santo, Brazil under the terms of the FUNDAP program for the period from February 2003 to December 2004.  The value of the disallowed presumed tax credits is BRL 3.4 million (US $1.1 million), excluding interest and penalties. As of September 30, 2017, the total amount claimed by the Tax Authority—including accrued interest, penalties, and attorneys’ fees—is BRL 26.6 million (US $8.4 million).  All currency conversions in this Legal Proceedings section are as of September 30, 2017.

Unable to resolve the matter at the administrative level, on October 1, 2014, Enterasys Brasil filed a lawsuit in the 11th Public Treasury Court of the Sao Paolo State Court of Justice (Judiciary District of Sao Paolo) to overturn or reduce the ICMS Tax

Assessment. As part of this lawsuit, Enterasys Brasil requested a stay of execution, so that no tax foreclosure could be filed and no guarantee would be required until the court issued its final ruling.  On or about October 6, 2014, the court granted a preliminary injunction staying any execution on the assessment, but requiring that Enterasys Brasil deposit the assessed amount with the court.  Enterasys Brasil appealed this ruling and, on or about January 28, 2015, the appellate court ruled that no cash deposit (or guarantee) was required.  In a decision dated August 28, 2017, and published on October 3, 2017, the court determined that Enterasys Brasil’s claim is “well grounded,” but nonetheless validated the assessment and penalty imposed by the Tax Authority.   The court did rule, however, that the Tax Authority was charging an unlawfully high interest rate on the tax assessment and penalty amounts, and ordered the interest rate reduced to the maximum Federal rate. The August 28, 2017 decision, were it to become final, would require Enterasys Brasil to pay a total of BRL 16.6 million (US $5.2 million), including penalties, court costs, attorneys’ fees, and accrued interest as of September 30, 2017.  The Company believes the ICMS Tax Assessment against Enterasys Brasil is without merit, and expects to continue prosecuting vigorously its challenge to the assessment.  Enterasys Brasil has filed a motion for clarification and reconsideration, and, if the motion is denied, expects to appeal.

Based on the currently available information, the Company believes the ultimate outcome of the ICMS Tax Assessment litigation will not have a material adverse effect on the Company's financial position or overall results of operations. However, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserted, there can be no assurance of a favorable outcome for Enterasys Brasil, which recorded an accrual of BRL 9.4 million (US $3.0 million) as of the date the Company acquired Enterasys Networks.

The Company made a demand on April 11, 2014 for a defense from, and indemnification by, the former equity holder of Enterasys Networks, Inc. (“Seller”) in connection with the ICMS Tax Assessment. Seller agreed to assume the defense of the ICMS Tax Assessment on May 20, 2014. In addition, through the settlement of an indemnification-related lawsuit with the Seller on June 18, 2015, Seller agreed to continue to defend the Company with respect to the ICMS Tax Assessment and to indemnify the Company for losses related thereto subject to certain conditions. These conditions include the offsetting of foreign income tax benefits realized by the Company in connection with the acquisition of Enterasys.  Based upon current projections of the foreign income tax benefits to be realized, and the potential liability in the event of an adverse final judgment in the ICMS Tax Assessment litigation, the Company does not presently anticipate that any amounts under the indemnification will be due from the Seller in connection with the ICMS Tax Assessment.

In re Extreme Networks, Inc. Securities Litigation

On October 23 and 29, 2015, putative class action complaints alleging violations of securities laws were filed in the U.S. District Court for the Northern District of California against the Company and three of its former officers (Charles W. Berger, Kenneth B. Arola, and John T. Kurtzweil).  Subsequently, the cases were consolidated (In re Extreme Networks, Inc. Securities Litigation, No. 3:15-CY-04883-BLF).  Plaintiffs allege that defendants violated the securities laws by disseminating materially false and misleading statements and concealing material adverse facts regarding the Company’s financial condition, business operations and growth prospects. Plaintiffs seek unspecified damages on behalf of a purported class of investors who purchased the Company’s common stock from September 12, 2013 through April 9, 2015.  On June 28, 2016, the Court appointed a lead plaintiff.  On September 26, 2016, the lead plaintiff filed a consolidated complaint. On November 10, 2016, defendants filed a motion to dismiss, which the Court granted with leave to amend on April 27, 2017.  On June 2, 2017, the lead plaintiff filed an amended complaint, which, on July 10, 2017, defendants again moved to dismiss.  Defendants’ motion to dismiss currently is scheduled to be heard on December 14, 2017. The Company believes plaintiffs’ claims are without merit and intends to defend them vigorously.

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

XR Communications, LLC d/b/a Vivato Technologies, LLC v. Extreme Networks, Inc.

On April 19, 2017, XR Communications, LLC (“XR”) (d/b/a Vivato Technologies) sued the Company in the Central District of California (XR Communications, LLC, dba Vivato Technologies v. Extreme Networks, Inc., No. 2:17-cv-2953-AG).  The operative Second Amended Complaint asserts infringement of U.S. Patent Nos. 7,062,296, 7,729,728, and 6,611,231 based on the Company’s manufacture, use, sale, offer for sale, and/or importation into the United States of certain access points and routers supporting multi-user, multiple-input, multiple-output technology. XR seeks unspecified damages, on-going royalties, pre- and post-judgment interest, and attorneys’ fees (but no injunction).  On July 24, 2017, the Company filed its answer.  In an order entered on October 23, 2017, the court scheduled a claim construction hearing for April 10, 2018, and ordered any trial of this matter to commence no earlier than March 19, 2019.  The Company believes the claims are without merit and intends to defend them vigorously.

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

10.	Income Taxes

For the three months ended September 30, 2017 and 2016, the Company recorded an income tax provision of $1.7 million and $0.9  million, respectively.

The income tax provisions for the three months ended September 30, 2017 and 2016, consisted primarily of taxes on the income of the Company’s foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN Business and Avaya Networking. The income tax provisions for both fiscal years were calculated based on the actual results of operations for the three months ended September 30, 2017 and 2016, and therefore may not reflect the annual effective tax rate.

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

The acquisition of Enterasys in October 2013 included a U.S. parent company as well as its wholly-owned domestic and foreign subsidiaries. The Company elected to treat this stock acquisition as an asset purchase by filing the required election forms under IRC Sec 338(h)(10).  Additionally, the Company completed asset purchases of the WLAN Business as well as the Avaya Networking in October 2016 and July 2017, respectively.  The Company has estimated the value of the intangible assets from these transactions and is amortizing the amounts over 15 years for tax purposes.  During the three months ended September 30, 2017 and 2016, the Company deducted $1.6 million and $1.1 million of tax amortization expense respectively, for each period related to capitalized goodwill resulting from these acquisitions. As of September 30, 2017, the Company recorded a deferred tax liability of $6.9 million related to this amortization which is not considered a future source of taxable income in evaluating the need for a valuation allowance against its deferred tax assets.

The Company had $19.2 million of unrecognized tax benefits as of September 30, 2017.  The future impact of the unrecognized tax benefit of $19.2 million, if recognized, would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. The Company does not anticipate any events to occur during the next twelve months that would reduce the unrealized tax benefit as currently stated in the Company’s balance sheet.

The Company’s policy is to accrue interest and penalties related to the underpayment of income taxes as a component of tax expense in the condensed consolidated statements of operations.

In general, the Company’s U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 2001 forward due to net operating losses and the Company's state income tax returns are subject to examination for fiscal years 2000 forward due to net operating losses. The Company is currently under examination by the state of North Carolina for the fiscal years ended 2014, 2015 and 2016.

11.	Net Income (Loss) Per Share

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

The following table presents the calculation of net income (loss) per share of basic and diluted (in thousands, except per share data):

	Three Months Ended
	September 30, 2017	September 30, 2016
		(As adjusted)
Net income (loss)	$4,376	$(5,742)

Weighted-average shares used in per share - basic calculation	112,241	105,955
Effect of potentially dilutive shares:
Options to purchase common stock	1,760	—
Restricted stock units	4,007	—
Employee Stock Purchase Plan shares	423	—
Weighted-average shares used in per share - diluted calculation	118,431	105,955
Net income (loss) per share:
Basic	$0.04	$(0.05)
Diluted	$0.04	$(0.05)

The following securities were excluded from the computation of net income (loss) per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	September 30, 2017	September 30, 2016
Options to purchase common stock	—	3,715
Restricted stock units	496	1,635
Employee Stock Purchase Plan shares	204	201
Total shares excluded	700	5,551

12.	Foreign Exchange Forward Contracts

The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The fair value of the Company’s derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other income (expense), net” in the accompanying condensed consolidated statements of operations. The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by foreign currency transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges.

As of September 30, 2017, forward foreign currency contracts had a notional principal amount of $9.6 million and an immaterial unrealized loss. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. As of September 30, 2016, the Company did not have any derivative instruments outstanding.

Foreign currency transactions gains and losses from operations was loss of $0.6 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively.

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

The Company attributes revenues to geographic regions and channels based on the customer's ship-to location as follows (in thousands):

	Three Months Ended
	September 30, 2017			September 30, 2016
				(As adjusted)
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$42,392	$50,990	$93,382	$26,991	$26,829	$53,820
Other	14,336	6,395	20,731	1,393	9,628	11,021
Total Americas	56,728	57,385	114,113	28,384	36,457	64,841
EMEA:	51,232	27,903	79,135	31,299	16,529	47,828
APAC:	3,264	15,203	18,467	1,452	8,483	9,935
Total net revenues	$111,224	$100,491	$211,715	$61,135	$61,469	$122,604

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

Long Lived Assets	September 30, 2017	June 30, 2017
		(As adjusted)
Americas	$113,901	$67,369
EMEA	11,412	8,998
APAC	8,166	4,275
Total long lived assets	$133,479	$80,642

14.Subsequent Event

On October 27, 2017 (the “Brocade Closing Date”), the Company completed its acquisition of Brocade Communication Systems, Inc.’s (“Brocade”) switching, routing and analytics business (“Brocade SRA”), that had been announced on October 3, 2017. Under the terms and subject to the conditions of the Brocade Asset Purchase Agreement (“Brocade Purchase Agreement”), the Company acquired customers, employees, technology and other assets of Brocade SRA, as well as assumed certain contracts and other liabilities of Brocade SRA, for an upfront cash closing payment equal to $23.0 million, plus a deferred payment equal to $20.0 million to be paid $1 million per quarter for 20 quarters following the Brocade Closing Date, plus quarterly earn out payments equal to 50% of profits of Brocade SRA, with certain deductions per the terms of the Brocade Purchase Agreement for the five-year period commencing at the end of our first full fiscal quarter following the Brocade Closing Date. The Company is still evaluating the estimated consideration from the earn out provision.  In conjunction with the acquisition, Extreme paid a fee of $25.0 million to Broadcom, Inc. in October 2017, for the right to acquire the Brocade SRA business.

The acquisition will be accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of Brocade SRA will be recorded at their respective fair values and added to those of the Company including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets. Results of operations of Brocade SRA will be included in the Company’s operations beginning with the Brocade Closing Date, As of the date of filing this Form 10-Q, the initial purchase price allocation has not been prepared as there has not been sufficient time to complete the related activities.

On October 26, 2017, the Company entered into the Third Amendment to the Credit Facility (the “Third Amendment”). Among other things, the Third Amendment (i) amends the negative covenant governing dispositions to increase the general dispositions basket for the fiscal year of the Company ending June 30, 2018, and (ii) amends certain definitions and provisions to update certain references to the Brocade Purchase Agreement (as defined above). On the Brocade Closing Date to partially fund the acquisition of the Brocade SRA acquisition, the Company drew $20.0 million on the Term Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q for the first quarter of fiscal 2018, our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; the timing of any recovery in the global economy; risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products and our ability to receive the anticipated benefits of the acquisition of the Zebra Business.

Business Overview

We believe that understanding the following key developments is helpful to an understanding of our operating results for the fiscal quarter ended September 30, 2017.

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

•

Verticals such as healthcare, education, manufacturing, government, hospitality, which includes sports and entertainment venues and retail are connecting with their customers and guests beyond the network. These enterprises are investing in guest and location technologies that connect with their customers via their mobile devices over their WLAN. This allows them to obtain rich analytics for contextual marketing, which in turn, enables them to deliver a personalized brand experience. ExtremeGuest™ and ExtremeLocation™ have been built on cloud-based technology for simple implementation and fast release to market to better provide necessary insights into guest demographics and location-based analytics.

•

Growing usage of the cloud. Enterprises have migrated increasing numbers of applications and services to either private clouds or public clouds offered by third parties.  In either case, the network infrastructure must adapt to this new dynamic environment.  Intelligence and automation are key if enterprises are to derive maximum benefit from their cloud deployments. Ethernet speeds, scaling from 10 Gigabits per second (“G”) to 40G and even 100G, provide the infrastructure for both private and public clouds. In addition, there is growing interest in SDN approaches that may include technologies such as OpenFlow, OpenStack, and CloudStack for increased network agility.

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

•

Built-in identity and access control.  ExtremeControl™, a network access control, and identity management solution is delivered with the wired and wireless hardware. This may reduce the need to add on expensive software or hardware that may require complex compatibility testing.

•

Easier policy assignment and SDN.  ExtremeControl™ and ExtremeManagement™ software allow our customers to assign policy across the entire network.  The SDN component adds versatility for implementing policies that increase network utilization.

•	100% in-sourced tech support. ExtremeWorks™ delivers best in class customer support in the industry with 92% first call resolution through a 100% in-sourced support model.

Extreme sells products primarily through an ecosystem of channel partners which combine our Ethernet, wireless and management and software analytics products with their vertical-specific offerings to create IT solutions for end user customers.

Acquisitions

Avaya Networking

On July 14, 2017 (“Avaya Closing Date”), we completed the acquisition of Avaya Inc’s. fabric-based secure networking solutions and network security solutions business (“Avaya Networking”), that had been announced on March 7, 2017, and funds were remitted to Avaya pursuant to the Avaya Purchase Agreement. We acquired customers, employees, technology and other assets, as well as assume contracts and other liabilities of Avaya Networking, for a purchase price of $79.8 million, including all adjustments.  Pursuant to certain ancillary agreements, Avaya will also provide us with access to certain technology related to Avaya

Networking, as well as transition services for a period of time following the Avaya Closing Date.   See Note 2. Business Combination for additional information.

The acquisition was accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of the Avaya Networking is recorded at their respective fair values and added to those of ours including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.  Results of operations of Avaya Networking are included in our operations beginning with the Avaya Closing Date.

During the fiscal quarter ended September 30, 2017, we recognized acquisition and integration costs of $2.9 million related to the Avaya Networking acquisition which is included in “Acquisition and integration costs” in the accompanying condensed consolidated statements of operations.

Brocade SRA

On October 27, 2017 (“Brocade Closing Date”), we completed our acquisition of Brocade Communication Systems, Inc.’s (“Brocade”) switching, routing and analytics business (“Brocade SRA”) that had been announced on October 3, 2017.  Upon the terms and subject to the conditions of the Brocade Asset Purchase Agreement, we acquired customers, employees, technology and other assets of Brocade SRA, as well as assumed certain contracts and other liabilities of Brocade SRA, for an upfront cash closing payment equal to $23.0 million, plus deferred payments equal to $20.0 million to be paid $1 million per quarter for 20 quarters following the Brocade Closing Date, plus quarterly earn out payments equal to 50% of profits of Brocade SRA for the five-year period commencing at the end of our first full fiscal quarter following the Brocade Closing Date. Pursuant to certain ancillary agreements, Brocade will also provide us with access to certain technology related to Brocade SRA, as well as transition services for a period of time following the Brocade Closing Date.  The acquisition will include the rights to have manufactured and to sell Brocade’s current SLX based solutions product portfolio, which launched in March 2017.  In conjunction with the acquisition, Extreme paid a fee of $25.0 million to Broadcom, Inc., for the right to acquire the Brocade SRA.  (See Item 1A Risk Factors)

During the three months ended September 30, 2017, we recognized acquisition costs of $1.3 million, which is included in “Acquisition and integration costs” in the accompanying condensed consolidated statements of operations related to the Brocade SRA acquisition.

Results of Operations

During the first quarter of fiscal 2018, we achieved the following results:

•	Net revenues of $211.7 million compared to $122.6 million in the first quarter of fiscal 2017.
•	Product revenues of $164.8 million compared to $90.1 million in the first quarter of fiscal 2017.
•	Service revenues of $46.9 million compared to $32.5 million in the first quarter of fiscal 2017.
•	Total gross margin of 53.1% of net revenues compared to 53.7% of net revenues in the first quarter of fiscal 2017.
•	Operating income of $4.5 million compared to operating loss $4.0 million in the first quarter of fiscal 2017.
•	Net income of $4.4 million compared to a net loss of $5.7 million in the first quarter of fiscal 2017.
•	Cash flow provided by operating activities of $18.6 million compared to $9.6 million in the first quarter of fiscal 2017.
•	Cash, cash equivalents and short-term investments of $154.1 million compared to $102.3 million as of June 30, 2017.

Net Revenues

The following table presents net product and service revenue for the periods presented (dollars in thousands):

	Three Months Ended
	September 30, 2017	September 30, 2016	$ Change	% Change
		(As adjusted)
Net Revenues:
Product	$164,774	$90,093	$74,681	82.9%
Percentage of net revenue	77.8%	73.5%
Service	46,941	32,511	14,430	44.4%
Percentage of net revenue	22.2%	26.5%
Total net revenues	$211,715	$122,604	$89,111	72.7%

Product revenues increased $74.7 million or 82.9% for the three months ended September 30, 2017 as compared to the corresponding period of fiscal 2017.  The increase in product revenues for the three months of fiscal 2018 was attributable primarily to the acquisition of the WLAN Business in October 2016 and Avaya Networking in July 2017.

Service revenues increased $14.4 million, or 44.4% for the three months ended September 30, 2017, compared to the corresponding period of fiscal 2017. The increase in service revenue was due to the increased number of service contracts acquired as a result of the acquisition of the WLAN Business in October 2016 and Avaya Networking in July 2017.

The following table presents the product and service, gross profit and the respective gross profit percentages for the periods presented (dollars in thousands):

	Three Months Ended
	September 30, 2017	September 30, 2016	$ Change	% Change
		(As adjusted)
Gross profit:
Product	$84,729	$45,844	$38,885	84.8%
Percentage of product revenue	51.4%	50.9%
Service	27,652	20,042	7,610	38.0%
Percentage of service revenue	58.9%	61.6%
Total gross profit	$112,381	$65,886	$46,495	70.6%
Percentage of net revenue	53.1%	53.7%

Product gross profit increased $38.9 million or 84.8% for three months ended September 30, 2017, as compared to the corresponding period in fiscal 2017, due primarily to the acquisition of the WLAN Business and Avaya Networking and the corresponding revenues attributed to those acquisitions, lower amortization of developed technology intangibles of $0.8 million and more favorable manufacturing costs due to cost reduction efforts.  The increases in product gross profit were partially offset by integration costs of $1.8 million primarily related to excess inventory charges related to the discontinuance of certain product lines due to the Avaya Networking acquisition, higher warranty charges of $1.7 million and increased royalty charges of $1.2 million.

Service gross profit increased $7.6 million or 38.0% for three months ended September 30, 2017, as compared to the corresponding period in fiscal 2017, primarily due to an increase in service revenue of $14.4 million related to the acquisition of the WLAN Business and Avaya Networking as a result of higher number of maintenance contracts.

Operating Expenses

The following table presents operating expenses for the periods presented (dollars in thousands):

	Three Months Ended
	September 30, 2017	September 30, 2016	$ Change	% Change
		(As adjusted)
Research and development	$34,285	$18,299	$15,986	87.4%
Sales and marketing	55,561	36,859	18,702	50.7%
General and administrative	12,185	8,287	3,898	47.0%
Acquisition and integration costs	4,244	2,321	1,923	82.9%
Amortization of intangibles	1,614	4,142	(2,528)	(61.0)%
Total operating expenses	$107,889	$69,908	$37,981	54.3%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses increased by $16.0 million or 87.4% for the three months ended September 30, 2017, as compared to the corresponding period of fiscal 2017.  The increase in research and development expenses was due to higher personnel costs (which consists of compensation, benefits and non-cash stock based compensation) of $11.2 million due to increased headcount related to the acquisitions of the WLAN Business in October 2016 and Avaya Networking business in July 2017, $2.6 million in increased facility and information technology costs, $1.5 million in increased supplies and equipment costs and $0.4 million of travel and other costs, and $0.3 million in consulting and contract projects.

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $18.7 million or 50.7% for the three months ended September 30, 2017, as compared to the corresponding period of fiscal 2017 three months ended September 30, 2017 primarily as a result of the acquisitions of the WLAN Business in October 2016 and Avaya Networking in July 2017.  The increase consisted of higher personnel costs including benefits and non-cash stock compensation of $12.6 million, $2.4 million in additional professional fees, $2.2 million in travel, meeting and conference costs, and $1.6 million in increased facility and information technology costs.

General and Administrative Expenses

General and administrative expense consists primarily of personnel costs, legal and professional service costs, share-based compensation, travel and facilities and information technology costs.

General and administrative expenses increased by $3.9 million or 47.0% for the three months ended September 30, 2017 as compared to the corresponding period of fiscal 2017 primarily due to $2.2 million in higher compensation, benefits and non-cash stock based compensation, $1.1 million in higher professional fees, $0.4 million in higher bad debts provision, and $0.1 million in higher travel costs.

Acquisition and Integration Costs

During the three months ended September 30, 2017 and 2016, we recorded $4.2 million and $2.3 million, respectively, of acquisition and integration costs.

For the three months ended September 30, 2017, we incurred $1.2 million of acquisition and $1.7 million of integration costs related to the acquisition of Avaya Networking on July 14, 2017, and $1.3 million of acquisition costs related to the future acquisition of Brocade SRA.

For the three months ended September 30, 2016, we incurred $2.3 million of acquisition costs consisting primarily of legal and accounting services associated with the acquisition of the WLAN Business.

Amortization of Intangibles

During the three months ended September 30, 2017 and 2016, we recorded $1.6 million and $4.1 million, respectively of amortization expense as operating expenses in the condensed consolidated statements of operations.  The reduction was due to the acquired intangibles from the Enterasys acquisition becoming fully amortized.

Interest Expense

During the three months ended September 30, 2017 and 2016, we recorded $2.2 million and $0.6 million, respectively, in interest expense.  The increase in interest expense was primarily in connection with the increased balance of our Credit Facility due to the acquisitions of the WLAN Business and Avaya Networking in October 2016 and July 2017.

Other Income (Expense), Net

During the three months ended September 30, 2017 and 2016, we recorded income of $3.1 million and expenses of $0.2 million, respectively, in other income (expense), net. The income for fiscal 2018 period was primarily driven by a gain of $3.8 million due to the sale of non-marketable equity investment.  The charge for fiscal 2017 period was primarily due to foreign exchange losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended September 30, 2017 and 2016, we recorded an income tax provision of $1.7 million and $0.9 million, respectively, which consisted primarily of taxes on the income of our foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys, the WLAN Business and Avaya Networking.

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

As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2017, we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

•	Revenue Recognition
•	Goodwill
•	Share-based Payments
•	Business Combinations
•	Restructuring Charges

The following critical accounting policy is the only change since the filing of our last Annual Report on Form 10-K.

Revenue Recognition

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on July 1, 2017, using the full retrospective method.  The adoption of this ASC, which we opted to early adopt pursuant to the guidance, requires us, among other things to restate prior periods to conform to current presentation and the adoption of ASC 606 is considered an accounting change. Under ASC 606 revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services.

We derive the majority of our revenue from sales of our networking equipment, with the remaining revenue generated from service fees relating to maintenance contracts, professional services, and training for our products. We sell our products and maintenance contracts to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock our products and sell primarily to resellers.  The second tier of the distribution channel consists of a non-stocking distributors and value-added resellers that sell directly to end-users.  Products and services may be sold separately or in bundled packages.

We consider customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. For each contract, we consider the promise to transfer products, each of which are distinct, to be the identified performance obligations. In determining the transaction price we evaluate whether the price is subject to refund or adjustment to determine the net consideration to which we expect to be entitled.

For all of our sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e. when our performance obligation is satisfied), which typically occurs at shipment for product sales.  For product sales to our value-added resellers, non-stocking distributors and end-user customers, we generally do not grant return privileges, except for defective products during the warranty period.  Sales incentives and other programs that we may make available to these customers are considered to be a form of variable consideration and we maintain estimated accruals and allowances using the expected value method.

Sales to stocking distributors are made under terms allowing certain price adjustments and limited rights of return (known as “stock rotation”) of the Company’s products held in their inventory. Revenue from sales to distributors is recognized upon the transfer of control to the distributor. Frequently, distributors need to sell at a price lower than the contractual distribution price in order to win business, and submits rebate requests for Company pre-approval prior to selling the product through at the discounted price. At the time the distributor invoices its customer or soon thereafter, the distributor submits a rebate claim to the Company to adjust the distributor’s cost from the contractual price to the pre-approved lower price. After the Company verifies that the claim was pre-approved, a credit memo is issued to the distributor for the rebate claim. In determining the transaction price, the Company considers these rebate adjustments to be variable consideration. Such price adjustments are estimated using the expected value method based on an analysis of actual claims, at the distributor level over a trailing twelve month period of time considered adequate to account for current pricing and business trends. Stock rotation rights grant the distributor the ability to return certain specified amounts of inventory. Stock rotation adjustments are an additional form of variable consideration and are also estimated using the expected value method based on historical return rates The Company did not experience significant differences in its estimates during the three months ended September 30, 2017.  For additional information, see Note 3, Summary of Significant Accounting Policies.

New Accounting Pronouncements

See Note 4 of the accompanying condensed consolidated financial statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Liquidity and Capital Resources

The following summarizes information regarding our cash, cash equivalents, short-term investments, and working capital (in thousands):

	September 30, 2017	June 30, 2017
Cash and cash equivalents	$153,014	$130,450
Short-term investments	1,050	—
Total cash, cash equivalent and short-term investments	$154,064	$130,450
Working capital	$82,072	$85,637

As of September 30, 2017, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $154.1 million, accounts receivable, net of $116.5 million and availability of borrowings from the five-year revolving credit facility (“Revolver”) of $49.1 million. Our principal uses of cash will include repayments of debt and related interest, purchase of finished goods inventory from our contract manufacturers, payroll, restructuring expenses and other operating expenses related to the development, marketing of our products and purchases of property and equipment. We believe that our $154.1 million of cash, cash equivalents and short-term investments at September 30, 2017, cash flows from operations along with the availability of borrowings from the Revolver will be sufficient to fund our principal uses of cash for at least the next 12 months.

On July 14, 2017, in connection with the closing of Avaya Networking, we entered into the Second Amendment to the Amended and Restated Credit Agreement (“Second Amendment”), which amends the Amended and Restated Credit Agreement, dated as of October 28, 2016 (as amended, the “Credit Facility”), by and among us, as borrower, Silicon Valley Bank, as administrative agent and collateral agent, and Lenders. Among other things, the Second Amendment (i) increased the amount of the available borrowing under the Credit Facility from $140.5 million to $243.7 million, consisted of (a) the five-year term loan (“Term Loan”) facilities in a principal amount of up to $183.7 million and (b) the Revolver  in a principal amount of up to $60.0 million, (ii) extends the maturity date under the existing Term Loan and the termination date under the existing Revolver until July 2022, (iii) provides for an uncommitted additional incremental loan facility in a principal amount of up to $50.0 million (“Incremental Facility”), and (iv) joins certain additional banks, financial institutions and institutional lenders as Lenders pursuant to the terms of the Credit Facility.  On July 14, 2017, we borrowed an additional $80.0 million under the Term Loan which was used to fund the purchase of Avaya Networking.

On October 26, 2017, we entered into the Third Amendment to the Credit Facility (the “Third Amendment  Among other things, the Third Amendment (i) amends the negative covenant governing dispositions to increase the general dispositions basket for our fiscal year ending June 30, 2018, and (ii) amends certain definitions and provisions to update certain references to the Brocade Purchase Agreement.  On October 27, 2017, we drew $20.0 million on the Term Loan to partially fund the acquisition of the Brocade SRA (see Note 14. Subsequent Events for additionally information).

Borrowings under the Term Loan bear interest, at our option, at a rate equal to either the LIBOR rate (subject to a 0.0% LIBOR floor), plus an applicable margin (currently 3.25% per annum) or the adjusted base rate, plus an applicable margin (currently 1.25% per annum).  Borrowings under the Revolver bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin (currently 3.25% per annum) or the adjusted base rate, plus an applicable margin (currently 1.25% per annum based).  The Revolver has a commitment fee payable on the undrawn amount ranging from 0.375% to 0.50% per annum.

If not repaid earlier, the borrowings on the Revolver shall be repaid on the termination date. The Credit Facility is secured by substantially all of our assets and is jointly and severally guaranteed by us and certain of our subsidiaries.

The Credit Facility contains financial covenants that require us to maintain a minimum Consolidated Fixed Charge Coverage Ratio and a Consolidated Quick Ratio and a maximum Consolidated Leverage Ratio as well as several other financial and non-financial covenants and restrictions that limit our ability to incur additional indebtedness, create liens upon any of our property, merge, consolidate or sell all or substantially all of our assets, etc.  These covenants, are subject to certain exceptions.

The Credit Facility also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, if any representation or warranty made by us is false or misleading in any material respect, certain insolvency or receivership events affecting us and our subsidiaries, the occurrence of certain material judgments, the occurrence of certain ERISA events, the invalidity of the loan documents or a change in control of us.  The amounts outstanding under the Credit Facility may be accelerated upon certain events of default. At September 30, 2017, we were in compliance with the covenants of the Second Amendment to the Credit Facility and they are not expected to impact our liquidity or capital resources.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Three Months Ended
	September 30, 2017	September 30, 2016
		(As adjusted)
Net cash provided by operating activities	$18,598	$9,574
Net cash used in investing activities	(70,546)	(1,635)
Net cash provided by financing activities	74,455	166
Foreign currency effect on cash	57	38
Net increase in cash and cash equivalents	$22,564	$8,143

Net Cash Provided By Operating Activities

Cash flows provided by operations in the three months ended September 30, 2017 were $18.6 million, including net income of $4.4 million and non-cash expenses of $10.4 million for items such as amortization of intangibles, stock-based compensation expense, depreciation and gain on sale of non-marketable equity investment as well as a decrease in inventory and increases in accounts payable and deferred revenue.  This was partially offset by an increase in accounts receivable and decreases in accrued compensation and current and noncurrent liabilities.

Cash flows provided by operations in the three months ended September 30, 2016 were $9.6 million including non-cash expenses of $14.5 million such as amortization of intangibles, stock-based compensation expense and depreciation, combined with higher collections of accounts receivables during the quarter. This was partially offset by the current period’s net loss of $5.7 million along with increased use of cash in inventory, accounts payable and accrued compensation.

Net Cash Used In Investing Activities

Cash flows used in investing activities in the three months ended September 30, 2017 and 2016, were $70.5 million and $1.6 million, respectively.  For the three months ended September 30, 2017, cash flows consisted of expenditures for acquisitions of $68.0 million consisting of $69.6 million for the Avaya Networking acquisition less receipt of $1.6 million as final settlement of a working capital adjustment related to the WLAN Business acquisition, $7.4 million of purchases of property and equipment and proceeds of $4.9 million related to the sale of non-marketable equity investment.  For the September 30, 2016, amounts consisted of purchases of property and equipment.

Net Cash Provided by Financing Activities

Cash flows provided by financing activities in the three months ended September 30, 2017 were $74.5 million, including new borrowings of $80.0 million to fund our acquisition of Avaya Networking, $4.9 million proceeds from issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”) and the exercise of stock options less $4.8 million of taxes paid on vested and released stock awards, partially offset by repayment of debt totaling $4.1 million and $1.5 million of loan fees incurred in connection with the Second Amendment of our Credit Facility.

Cash flows provided by financing activities in the three months ended September 30, 2016 were $0.2 million which consisted of $3.4 million proceeds from the issuance of shares of our common stock under our ESPP and the exercise of stock options, net of taxes paid on vested and released stock awards, offset by repayment of debt of $3.2 million.

Foreign currency effect on cash

Foreign currency effect on cash increased in the three months ended September 30, 2017, primarily due to changes in foreign currency exchange rates between the US Dollar and particularly the Brazilian Real, British Pound, Indian Rupee and the EURO.

Contractual Obligations OPEN

The following summarizes our contractual obligations as of September 30, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Debt obligations	$169,616	$18,414	$61,392	$89,810	$—
Interest on debt obligations	21,289	6,653	10,362	4,274	—
Non-cancellable inventory purchase commitments	115,114	115,114	—	—	—
Non-cancellable purchase commitments	20,250	5,000	10,750	4,500	—
Non-cancellable operating lease obligations	51,389	12,551	19,782	19,056	—
Other liabilities	881	184	368	329	—
Total contractual cash obligations	$378,539	$157,916	$102,654	$117,969	$—

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $115.1 million as of   September 30, 2017. We expect to honor the inventory purchase commitments within the next 12 months.

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

We did not have any material commitments for capital expenditures as of September 30, 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The following table presents the amounts of our cash equivalents that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 30, 2017  (dollars in thousands).

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
September 30, 2017
Included in cash equivalents	$4,500	$—	$—	$4,500	$4,500
Weighted average interest rate	0.2%	—%	—%

The following tables present hypothetical changes in fair value of the financial instruments held at September 30, 2017, that are sensitive to changes in interest rates (in thousands):

Unrealized gain given a decrease in interest rate of X bps		Fair value as of	Unrealized loss given an increase in interest rate of X bps
(100 bps)	(50 bps)	September 30, 2017	100 bps	50 bps
$—	$—	$4,500	$—	$—

Debt

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from our credit facility.

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the Second Amendment to our Credit Facility.  Our debt and Credit Facilities, as amended, are fully described in the Note 3 of our Notes to the Consolidated Financial Statements in our annual report on Form 10-K.  At September 30, 2017, we had $169.6 million of debt outstanding, all of which was from our Credit Facilities, as amended.  Through the first quarter of fiscal 2018, the average daily outstanding amount was $111.7 million with a high of $173.7 million and a low of $93.7 million.

The following table presents hypothetical changes in interest expense for the quarter ended September 30, 2017, on outstanding credit facility borrowings as of September 30, 2017 , that are sensitive to changes in interest rates (in thousands):

Change in interest expense given a decrease in interest rate of X bps*		Average outstanding debt as of	Change in interest expense given an increase in interest rate of X bps
(100 bps)	(50 bps)	September 30, 2017	100 bps	50 bps
$(424)	$(212)	$169,620	$424	$212

*	Underlying interest rate was 1.30% during the quarter.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other expense, net. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. At September 30, 2017, we had $9.6 million notional of forward foreign currency contracts outstanding.

Foreign currency transaction gains and losses from operations was a loss of $0.6 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15(d) – 15(f) during the September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition to facilitate its adoption on July 1, 2017. There were no significant changes to our internal control over financial reporting due to the adoption of this new standard.

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

PART II. Other Information

Item 1. Legal Proceedings

For information regarding litigation matters required by this item, refer to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, and Note 9 to our Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report which are incorporated herein by reference.

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

For example, on October 28, 2016, we completed the acquisition of the WLAN Business from Zebra Technologies Corporation and amended the Credit Facility with our lenders to finance the acquisition.  As of September 30, 2017, we have $169.6 million of indebtedness outstanding.

On July 14, 2017, we completed the acquisition of Avaya Networking for a purchase price of $100.0 million subject to certain adjustments set forth in the Avaya Purchase Agreement.

On October 27, 2017, the Company completed its acquisition of Brocade SRA.  Upon the terms and subject to the conditions of the Brocade Asset Purchase Agreement (“Brocade Purchase Agreement”), the Company acquired customers, employees, technology and other assets of Brocade SRA, as well as assumed certain contracts and other liabilities of Brocade SRA, for an upfront cash closing payment equal to $23.0 million, plus a deferred payment equal to $20.0 million to be paid $1 million per quarter for 20 quarters following the Closing, plus quarterly earn out payments equal to 50% of profits of Brocade SRA, with certain deductions per the terms of the Brocade Purchase Agreement, for the five-year period commencing at the end of our first full fiscal quarter following the Brocade Closing Date.

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

Our ability to realize the anticipated benefits of our acquisitions and investment activities, including the WLAN Business, Avaya Networking and Brocade SRA, also entail numerous risks, including, but not limited to:

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

The market for network switching solutions is intensely competitive and dominated primarily by Cisco Systems Inc., Dell, Hewlett-Packard Company, Huawei Technologies Co. Ltd. and Juniper Networks, Inc. Most of our competitors have longer operating histories, greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, they have larger distribution channels, stronger brand names, access to more customers, a larger installed customer base and a greater ability to make attractive offers to channel partners and customers than we do. Some of our customers may question whether we have the financial resources to complete their projects and future service commitments.

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

We have in the past, currently are and will likely in the future pursue or be subject to claims or lawsuits in the normal course of our business. In addition to the risks related to the intellectual property lawsuits described above, we are currently parties to other litigation as described in Note [8] to our Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report. Regardless of the result, litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a lawsuit in which we are a defendant could result in a court order against us or payments to other parties that would have an adverse effect on our business, results of operations or financial condition. Even if we are successful in prosecuting claims and lawsuits, we may not recover damages sufficient to cover our expenses incurred to manage, investigate and pursue the litigation. In addition, subject to certain limitations, we may be obligated to indemnify our current and former customers, suppliers, directors, officers and employees in certain lawsuits. We may not have adequate insurance coverage to cover all of our litigation costs and liabilities.

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

Our ability to successfully implement our business plan and comply with regulations requires an effective planning and management process. We need to continue improving our existing, and implement new, operational and financial systems, procedures and controls. We need to ensure that any businesses acquired, including the WLAN Business and Avaya Networking, are appropriately integrated in our financial systems. Any delay in the implementation of, or disruption in the integration of acquired businesses, or delay and disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis, or to forecast future results.

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

In the ordinary course of business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners on our networks. In addition, we store sensitive data through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies, including us, are subject to a wide variety of attacks on their networks on an ongoing basis. Despite our security measures, our information technology and infrastructure may be vulnerable to penetration or attacks by computer programmers and hackers, or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, and cause us reputational and financial harm. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our networks. This can be true even for “legacy” products that have been determined to have reached an end of life engineering status but will continue to operate for a limited amount of time.

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

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable

Item 3. Defaults Upon Senior Securities - Not applicable

Item 4. Mine Safety Disclosure - Not Applicable

Item 5. Other Information – Not Applicable

Item 6. Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

2.1	Asset Purchase Agreement, dated October 3, 2017, by and between Extreme Networks, Inc. and Brocade Communications Systems, Inc.	8-K	10/3/2017	2.1

10.1	Second Amendment to the Amended and Restated Credit Agreement, dated as of July 14, 2017, by and among Extreme Networks, Inc., as a borrower, the several banks and other financial institutions or entities party thereto as lenders, and Silicon Valley Bank, as administrative agent and collateral agent.	8-K	7/18/2017	10.1

10.2	Consent Agreement Re: Termination of Prior Asset Purchase Agreement, dated as of October 3, 2017, by and among LSI Corporation, Broadcom Corporation and Extreme Networks, Inc.	8-K	10/3/2017	10.1

10.4*	Form of Performance-based Vesting Restricted Stock Unit Grant Notice and Grant Agreement August 2017				X

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1**	Section 906 Certification of Chief Executive Officer.				X

32.2**	Section 906 Certification of Chief Financial Officer.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

*Indicates management compensatory contract, plan or arrangement.

** Furnished herewith. Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC. (Registrant)

/ S / B. DREW DAVIES
B. Drew Davies
Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

November 9, 2017