Form 10-Q
period 2017-12-31
EXTREME NETWORKS INC
filed 2018-02-08
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at February 2, 2018, was 115,267,499

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED 2018

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31, 2017	June 30, 2017
		(As adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$127,108	$130,450
Accounts receivable, net of allowance for doubtful accounts of $1,382 at December 31, 2017 and $1,190 at June 30, 2017	154,906	93,115
Inventories	83,377	47,410
Prepaid expenses and other current assets	24,772	27,867
Total current assets	390,163	298,842
Property and equipment, net	68,565	30,240
Intangible assets, net	92,925	25,337
Goodwill	130,988	80,216
Other assets	44,267	25,065
Total assets	$726,908	$459,700
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$22,426	$12,280
Accounts payable	73,553	31,587
Accrued compensation and benefits	49,104	42,662
Accrued warranty	13,010	10,584
Deferred revenue	113,664	79,048
Other accrued liabilities	74,517	37,044
Total current liabilities	346,274	213,205
Deferred revenue, less current portion	38,693	25,293
Long-term debt, less current portion	160,712	80,422
Deferred income taxes	5,163	6,576
Other long-term liabilities	64,347	8,526
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 113,931,341 shares issued and outstanding at December 31, 2017 and 110,924,508 shares issued and outstanding at June 30, 2017	114	111
Additional paid-in-capital	921,716	909,155
Accumulated other comprehensive loss	(1,278)	(2,302)
Accumulated deficit	(808,833)	(781,286)
Total stockholders’ equity	111,719	125,678
Total liabilities and stockholders’ equity	$726,908	$459,700

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
		(As adjusted)		(As adjusted)
Net revenues:
Product	$174,850	$118,055	$339,624	$208,148
Service	56,273	38,322	103,214	70,833
Total net revenues	231,123	156,377	442,838	278,981
Cost of revenues:
Product	78,472	62,627	158,517	106,876
Service	23,665	14,098	42,954	26,567
Total cost of revenues	102,137	76,725	201,471	133,443
Gross profit:
Product	96,378	55,428	181,107	101,272
Service	32,608	24,224	60,260	44,266
Total gross profit	128,986	79,652	241,367	145,538
Operating expenses:
Research and development	45,907	24,013	80,192	42,312
Sales and marketing	65,659	41,025	121,220	77,884
General and administrative	11,669	9,397	23,854	17,684
Acquisition and integration costs, net of bargain purchase gain	34,115	4,169	38,359	6,490
Restructuring and related charges, net of reversals	—	1,853	—	1,853
Amortization of intangibles	2,746	2,175	4,360	6,317
Total operating expenses	160,096	82,632	267,985	152,540
Operating loss	(31,110)	(2,980)	(26,618)	(7,002)
Interest income	717	81	1,364	138
Interest expense	(2,504)	(1,176)	(4,719)	(1,823)
Other income (expense), net	(643)	1,025	2,484	802
Loss before income taxes	(33,540)	(3,050)	(27,489)	(7,885)
Provision (benefit) for income taxes	(1,617)	1,179	58	2,086
Net loss	$(31,923)	$(4,229)	$(27,547)	$(9,971)
Basic and diluted net loss per share:
Net loss per share - basic	$(0.28)	$(0.04)	$(0.24)	$(0.09)
Net loss per share - diluted	$(0.28)	$(0.04)	$(0.24)	$(0.09)
Shares used in per share calculation - basic	113,621	107,425	112,931	106,690
Shares used in per share calculation - diluted	113,621	107,425	112,931	106,690

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
		(As adjusted)		(As adjusted)
Net loss:	$(31,923)	$(4,229)	$(27,547)	$(9,971)
Other comprehensive income (loss), net of tax:
Available for sale securities:
Change in unrealized gains on available for sale securities	54	—	237	—
Net change in foreign currency translation adjustments	432	(421)	787	(974)
Other comprehensive income (loss), net of tax:	486	(421)	1,024	(974)
Total comprehensive loss	$(31,437)	$(4,650)	$(26,523)	$(10,945)

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31, 2017	December 31, 2016
		(As adjusted)
Cash flows from operating activities:
Net loss	$(27,547)	$(9,971)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,093	4,832
Amortization of intangible assets	11,023	11,593
Provision for doubtful accounts	1,180	154
Stock-based compensation	11,828	6,856
Deferred income taxes	(2,135)	923
Non-cash restructuring and related charges	—	1,718
Realized gain on sale of non-marketable equity investment	(3,757)	—
Realized gain on bargain purchase	(4,920)	—
Other non-cash items	1,818	(243)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed
Accounts receivable	(11,188)	(7,756)
Inventories	(449)	4,313
Prepaid expenses and other assets	1,188	6,823
Accounts payable	17,547	(4,444)
Accrued compensation and benefits	3,734	(916)
Deferred revenue	4,446	(2,469)
Other current and long-term liabilities	3,387	7,875
Net cash provided by operating activities	14,248	19,288
Cash flows from investing activities:
Capital expenditures	(13,309)	(4,662)
Acquisitions	(97,581)	(51,088)
Proceeds from sale of non-marketable equity investment	4,922	—
Net cash used in investing activities	(105,968)	(55,750)
Cash flows from financing activities:
Borrowings under Term Loan	100,000	48,250
Repayments of debt	(8,686)	(5,513)
Loan fees on borrowings	(1,494)	(1,327)
Proceeds from issuance of common stock, net of tax withholding	(1,536)	4,831
Net cash provided by financing activities	88,284	46,241
Foreign currency effect on cash	94	(115)
Net (decrease) increase in cash and cash equivalents	(3,342)	9,664

Cash and cash equivalents at beginning of period	130,450	94,122
Cash and cash equivalents at end of period	$127,108	$103,786

See accompanying notes to the condensed consolidated financial statements.

 EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Extreme Networks, Inc., together with its subsidiaries (collectively referred to as “Extreme” or the “Company”) is a leader in providing software-driven networking solutions for enterprise customers.  The Company conducts its sales and marketing activities on a worldwide basis through distributors, resellers and the Company’s field sales organization. Extreme was incorporated in California in 1996 and reincorporated in Delaware in 1999.

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at December 31, 2017. The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for fiscal 2018 or any future periods.

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

Reclassification

Certain amounts from prior years have been reclassified to conform to the current year’s presentation in the accompanying condensed consolidated statements of cash flow. The reclassification had no impact on previously reported net loss or accumulated deficit.

2. Business Combinations

The Company completed three acquisitions during the six months ended December 31, 2017. The acquisitions have been accounted for using the acquisition method of accounting.  The purchase price has been allocated on a preliminary basis to tangible and identifiable intangible assets acquired and liabilities assumed. The fair value of working capital related items, such as other current assets and accrued liabilities, approximated their book values at the date of acquisition.  Inventories were valued at fair value using the net realizable value approach.  The fair value of property and equipment was determined using a cost approach.  The fair value of the acquired deferred revenue was estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to provide the contracted deliverables plus an assumed profit.  The total costs including the assumed profit were adjusted to present value using a discount rate considered appropriate. The resulting fair value approximates the amount that the Company would be required to pay to a third party to assume the obligation.  Valuations of the intangible assets were valued using income approaches based on management projections, which we consider to be Level 3 inputs. The Company also continues to analyze the tax implications of the acquisition of the intangible assets which may ultimately impact the overall level of goodwill associated with the acquisition.

The final purchase price allocation is pending the finalization of valuations, which may result in an adjustment to the preliminary purchase price allocation. Also, additional information which existed as of the acquisition dates, but was unknown to the Company at that time, may become known to the Company during the remainder of the measurement period (up to one year from the acquisition dates), and may result in a change in the purchase price allocation.  While management believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. Results of operations of the acquired entities are included in the Company’s operations beginning with the closing date of each acquisition.

Fiscal 2018 Acquisitions

Data Center Business

On October 27, 2017 (the “Brocade Closing”), the Company completed its acquisition of the data center business (the “Data Center Business”) of Brocade Communication Systems, Inc.’s (“Brocade”), pursuant to an Asset Purchase Agreement (the “Brocade APA”) dated as of October 3, 2017, by and between the Company and Brocade. Under the terms and conditions of the Brocade APA, the Company acquired customers, employees, technology and other assets of the Data Center Business as well as assumed certain contracts and other liabilities of the Data Center Business.

The fair value of consideration transferred on the Brocade Closing date includes:

•	upfront cash closing payment equal to $23.0 million,
•	deferred payments of $1.0 million per quarter for the next twenty full fiscal quarters of the Company following the acquisition date discounted to their present value,
•

contingent consideration in the form of quarterly earnout payments equal to 50% of the profits of the Data Center Business for the five-year period commencing at the end of the first full fiscal quarter of the Company following the acquisition of the Data Center Business discounted to their present value,

•	an amount payable due to the excess working capital acquired over the target working capital agreed upon in the Brocade APA, and,
•	portion of the fair value of replacement stock awards granted to employees assumed from Brocade for which their services were provided prior to the Brocade Closing date.

The components of aggregate estimated purchase consideration are as follows (in thousands):

Estimated purchase consideration	October 27, 2017
Cash paid to sellers at closing	$23,000
Deferred payments	18,430
Contingent consideration	34,100
Working capital adjustment	6,534
Replacement of stock-based awards	2,273
Aggregate estimated purchase consideration	$84,337

The following table below summarizes the preliminary allocation as of October 27, 2017 of the tangible and identifiable intangible assets acquired and liabilities assumed:

Preliminary Allocation as of October 27, 2017
Accounts receivables	$33,488
Inventories	19,973
Prepaid expenses and other current assets	988
Property and equipment	29,160
Other assets	4,734
Accounts payable and accrued expenses	(15,850)
Deferred revenue	(33,519)
Net tangible assets acquired	38,974
Identifiable intangible assets	28,600
Goodwill	16,763
Total intangible assets acquired	45,363
Total net assets acquired	$84,337

The following table presents details of the identifiable intangible assets acquired as part of the acquisition (in thousands, except years):

Intangible Assets	Estimated Useful Life (in years)	Amount
Developed technology	2 - 5	$21,800
Customer relationships	5	5,400
Trade names	4	1,400
Total identifiable intangible assets		$28,600

The amortization for the developed technology is recorded in “Cost of revenues” for product and the amortization for the remaining intangibles is recorded in “Amortization of intangibles” in the accompanying condensed consolidated statements of operations.  The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of the Data Center Business.  The Company anticipates both the goodwill and intangible assets to be fully deductible for income tax purposes.

The results of operations of the Data Center Business are included with those of the Company beginning October 28, 2017.  The associated expenses of the Data Center Business have been incorporated with the results of operations of the Company as a product line and, therefore, stand-alone operating results are not available.  In the three and six months ended December 31, 2017 the Company incurred $32.5 million and $33.8 million, respectively, of acquisition and integration related expenses associated with the acquisition of the Data Center Business, including a $25.0 consent fee paid to terminate a previous asset purchase agreement entered into by the Company to purchase the Data Center Business from Broadcom Corporation, in anticipation of Broadcom’s proposed acquisition of Brocade. The fee was paid to allow the Company to buy the Data Center Business directly from Brocade. Such acquisition-related costs are included in “Acquisition and integration costs, net of bargain purchase gain” in the accompanying condensed consolidated statements of operations. The costs, which the Company expensed as incurred, consist primarily of professional fees to financial and legal advisors and IT consultants and companies.

Campus Fabric Business

On July 14, 2017, (the “Avaya Closing Date”) the Company completed its acquisition of Avaya Inc.’s. (“Avaya”) fabric-based secure networking solutions and network security solutions business (the “Campus Fabric Business”) that had been announced on March 7, 2017.  Upon the terms and subject to the conditions of the Asset Purchase Agreement (the “Avaya APA”), the Company acquired the customers, employees, technology and other assets of the Campus Fabric Business, as well as assumed certain contracts and other liabilities of the Campus Fabric Business, for total provisional consideration of $79.8 million, calculated as $100.0 million, less adjustments set forth in the Avaya APA related to net working capital, deferred revenue, certain assumed lease obligations and certain assumed pension obligations for transferring employees of the Campus Fabric Business.  Pursuant to certain ancillary agreements, Avaya will also provide the Company with transition services for a period of time following the Avaya Closing Date. As a condition of the Avaya APA, the Company had made deposits of $10.2 million in the third quarter of fiscal 2017, which were applied to the purchase price upon the Avaya Closing Date.

The following table below summarizes the preliminary allocation as of December 31, 2017 of the tangible and identifiable intangible assets acquired and liabilities assumed:

	Preliminary Allocation as of September 30, 2017	Change during three months ended December 31, 2017		Preliminary Allocation as of December 31, 2017
Accounts receivables	$18,112	$183	(a)	$18,295
Inventories	16,605	(1,060)	(b)(c)	15,545
Prepaid expenses and other current assets	673	—		673
Property and equipment	3,768	—		3,768
Other assets	2,568	2,743	(c)	5,311
Accounts payable and accrued expenses	(29,716)	(2,203)	(d)(f)	(31,919)
Deferred revenue	(10,214)	163	(d)(e)	(10,051)
Other long-term liabilities	(6,608)	1,403	(f)	(5,205)
Net tangible assets acquired	(4,812)	1,229		(3,583)
Identifiable intangible assets	44,000	2,900	(g)	46,900
In-process research and development	2,300	200	(g)	2,500
Goodwill	38,338	(4,329)		34,009
Total intangible assets acquired	84,638	(1,229)		83,409
Total net assets acquired	$79,826	$—		$79,826

The changes during the period in the table above include: a) additional information on accounts receivable as of the acquisition date, b) additional receipts of product, c) a reclassification from inventories to other assets related to service parts, d) a reclassification from deferred revenue to accounts payable, e) an adjustment of the fair value of deferred maintenance revenue, f) a reclassification from long-term liabilities to short-term related to liabilities assumed, g) revised net realizable value based on usefulness of identifiable intangible assets and in-process research and development acquired.

The following table presents details of the identifiable intangible assets acquired as part of the acquisition (in thousands, except years):

Intangible Assets	Estimated Useful Life (in years)	Amount
Developed technology	6	$37,400
Customer relationships	4	5,100
Trademarks	5	2,600
Backlog	1	1,800
Total identifiable intangible assets		$46,900

The amortization for the developed technology is recorded in “Cost of revenues” for product and the amortization for the remaining intangibles is recorded in “Amortization of intangibles” in the accompanying condensed consolidated statement of operations.  The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of the Campus Fabric Business.  The Company anticipates both the goodwill and intangible assets to be fully deductible for income tax purposes.

The Company also acquired an indefinite lived asset of $2.5 million which represents the fair value of in-process research and development activities.  Once the related research and development efforts are completed, the Company will determine whether the asset will continue to be an indefinite lived asset or become a finite lived asset and apply the appropriate accounting accordingly.

The results of operations of the Campus Fabric Business are included in the accompanying condensed consolidated results of operations beginning July 14, 2017.  The associated expenses of the Campus Fabric Business have been incorporated with the results of operations of the Company as a product line and, therefore, stand-alone operating results are not available. In the three and six months ended December 31, 2017, the Company incurred $6.6 million and $9.5 million, respectively, of acquisition and integration related expenses associated with the acquisition of the Campus Fabric Business.  Such acquisition-related costs are included in “Acquisition and integration costs, net of bargain purchase gain” in the accompanying condensed consolidated statements of operations.  The costs, which the Company expensed as incurred, consist primarily of professional fees to financial and legal advisors and IT consultants and companies.

Capital Financing Business

On December 1, 2017, Company completed its acquisition of a capital financing business (the “CF Business”), pursuant to a Bill of Sale and Assignment and Assumption Agreement (the “Assumption Agreement”) between the Company and Broadcom.  Under the terms and conditions of the Assumption Agreement, the Company acquired customers, employees, contracts and lease equipment of the CF Business equal to the earn out payments to Broadcom of 90% of acquired financing receivables to be collected commencing at the closing date.

Net assets acquired included financing receivables of $13.8 million, lease equipment of $3.5 million and identifiable intangible assets of $0.6 million, and the fair value of the contingent consideration was $12.9 million. As the preliminary fair value of the net assets acquired exceeded the fair value of the purchase consideration, the Company recorded a gain from the bargain purchase of $4.9 million in “Acquisition and integration costs, net of bargain purchase gain” in the accompanying condensed consolidated statements of operations for the second quarter of fiscal 2018.  Acquisition and integration related expenses associated with the acquisition of the CF Business were immaterial.

Fiscal 2017 Acquisition

On October 28, 2016, the Company completed the acquisition of the wireless local area network business (“WLAN Business”) from Zebra Technologies Corporation.  Under the terms of the WLAN Asset Purchase Agreement, the Company acquired customers, employees, technology and other assets as well as assumed certain contracts and other liabilities of the WLAN Business, for a net cash consideration to $49.5 million.  The following table below summarizes the final allocation of the tangible and identifiable intangible assets acquired and liabilities assumed:

Final Allocation as of October 28, 2016
Accounts receivables, net	$14,636
Inventories	13,593
Other current assets	808
Property and equipment	3,159
Other assets	7,634
Deferred revenue	(14,159)
Other liabilities	(7,201)
Total tangible assets acquired and liabilities assumed	18,470
Identifiable intangible assets	20,300
In-process research and development	1,400
Goodwill	9,339
Total intangible assets acquired	31,039
Total net assets acquired	$49,509

Pro forma financial information

The following unaudited pro forma results of operations are presented as though the acquisitions of the Data Center Business, CF Business, Campus Fabric Business and WLAN Businesses had occurred as of the beginning of the earliest period presented after giving effect to purchase accounting adjustments relating to inventories, deferred revenue, depreciation and amortization on acquired property and equipment and intangibles, acquisition costs, interest income and expense and related tax effects.

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

The unaudited pro forma financial information for the three and six months ended December 31, 2017, combines the results for Extreme for the three and six months ended December 31, 2017, which include the results of the Data Center Business, CF Business and Campus Fabric Business subsequent to the acquisition date and their historical results up to the acquisition date.

The unaudited pro forma financial information for the three and six months ended December 31, 2016, combines the historical results for Extreme for those periods, as adjusted for the adoption of ASC 606, with the historical results of the Data Center Business, CF Business and Campus Fabric Business for the three and six months ended December 31, 2016, as well as the historical results of the WLAN Business up to the acquisition date.

Pro forma results of operations from the Data Center Business, CF Business, Campus Fabric Business and WLAN Business acquisitions included in the pro forma results of operations for the three and six months ended December 31, 2016 or 2017 have not been adjusted for the adoption of ASC 606 because the Company determined that it is impractical to estimate the impact of the adoption.

The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
		(As adjusted)		(As adjusted)
Net revenues	$252,532	$311,503	$537,040	$644,435
Net income (loss)	$1,152	$(62,134)	$(7,622)	$(95,972)
Net income (loss) per share - basic	$0.01	$(0.58)	$(0.07)	$(0.90)
Net income (loss) per share - diluted	$0.01	$(0.58)	$(0.07)	$(0.90)
Shares used in per share calculation - basic	113,621	107,425	112,931	106,690
Shares used in per share calculation - diluted	119,656	107,425	112,931	106,690

3.	Summary of Significant Accounting Policies

For a description of significant accounting policies, see Note 3, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. Except for the following policies, there have been no material changes to the Company’s significant accounting policies since the filing of the Annual Report on Form 10-K.

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

For all of the Company’s sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment for product sales. Revenue from maintenance contracts is recognized over time as the Company’s performance obligations are satisfied. This is typically the contractual service period, which ranges from one to three years.  For product sales to value-added resellers of the Company, non-stocking distributors and end-user customers, the Company generally does not grant return privileges, except for defective products during the warranty period, nor does the Company grant pricing credits.  Sales incentives and other programs that the Company may make available to these customers are considered to be a form of variable consideration and the Company maintains estimated accruals and allowances using the expected value method. There were no material changes in the current period to the estimated transaction price for performance obligations which were satisfied or partially satisfied during previous periods.

Sales to stocking distributors are made under terms allowing certain price adjustments and limited rights of return (known as “stock rotation”) of the Company’s products held in their inventory. Revenue from sales to distributors is recognized upon the transfer of control to the distributor.  Frequently, distributors need to sell at a price lower than the contractual distribution price in order to win business, and submit rebate requests for Company pre-approval prior to selling the product through at the discounted price.  At the time the distributor invoices its customer or soon thereafter, the distributor submits a rebate claim to the Company to adjust the distributor’s cost from the contractual price to the pre-approved lower price. After the Company verifies that the claim was pre-approved, a credit memo is issued to the distributor for the rebate claim. In determining the transaction price, the Company considers these rebate adjustments to be variable consideration. Such price adjustments are estimated using the expected value method based on an analysis of actual claims, at the distributor level over a trailing twelve-month period of time considered adequate to account for current pricing and business trends. Stock rotation rights grant the distributor the ability to return certain specified amounts of inventory. Stock rotation adjustments are an additional form of variable consideration and are also estimated using the expected value method based on historical return rates. There were no material changes in the current period to the estimated variable consideration for performance obligations which were satisfied or partially satisfied during previous periods.

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

The Company’s performance obligations are satisfied at a point in time or over time as work progresses.  Substantially all of the Company’s product sales revenues as reflected on the consolidated statements of operations for the three-month and six-month periods ended December 31, 2017, and 2016 are recognized at a point in time. Substantially all of the Company’s service revenue is recognized over time.  For revenue recognized over time, the Company uses an input measure, days elapsed, to measure progress.

On December 31, 2017, the Company had $152.4 million of remaining performance obligations, which is comprised of deferred maintenance revenue and services not yet delivered.  The Company expects to recognize approximately 54 percent of its remaining performance obligations as revenue in fiscal 2018, an additional 31 percent by fiscal 2019 and 15 percent of the balance thereafter.

Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable and deferred revenue in the consolidated balance sheet. Services provided under renewable support arrangements of the Company are billed in accordance with agreed-upon contractual terms, which are typically at periodic intervals (e.g., quarterly or annually).  The Company sometimes receives payments from its customers in advance of services being provided, resulting in deferred revenues.  These liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period.

Revenue recognized for the six-month periods ended December 31, 2017 and 2016, that was included in the deferred revenue balance at the beginning of each period was $53.1 million and $49.7 million respectively. Revenue recognized for the three-month periods ended December 31, 2017 and 2016, that was included in the deferred revenue balance at the beginning of each period was $36.9 million and $33.5 million, respectively.

Contract Costs.  The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.  Management expects that commission fees paid to sales representative as a result of obtaining service contracts and contract renewals are recoverable and therefore the Company capitalized them as contract costs in the amount of $3.0 million and $2.5 million at December 31, 2017 and June 30, 2017, respectively.  Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying condensed consolidated statements of operations.  Amortization recognized during the three-month period ended December 31, 2017 and 2016, was $0.5 million and $0.4 million, respectively.  Amortization recognized during the six-month period ended December 31, 2017 and 2016, was $0.9 million and $0.7 million, respectively.  There was no impairment loss in relation to the costs capitalized.

Revenue by Category: The following table sets forth the Company’s revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers (in thousands, unaudited):

	Three Months Ended
	December 31, 2017			December 31, 2016
				(As adjusted)
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$56,269	$54,559	$110,828	$39,063	$38,396	$77,459
Other	1,155	5,698	6,853	2,827	3,243	6,070
Total Americas	57,424	60,257	117,681	41,890	41,639	83,529
EMEA:	55,956	33,624	89,580	36,070	24,361	60,431
APAC:	5,131	18,731	23,862	1,613	10,804	12,417
Total net revenues	$118,511	$112,612	$231,123	$79,573	$76,804	$156,377

	Six Months Ended
	December 31, 2017			December 31, 2016
				(As adjusted)
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$98,661	$105,549	$204,210	$66,054	$65,225	$131,279
Other	15,491	12,093	27,584	4,220	12,871	17,091
Total Americas	114,152	117,642	231,794	70,274	78,096	148,370
EMEA:	107,188	61,527	168,715	67,369	40,890	108,259
APAC:	8,395	33,934	42,329	3,065	19,287	22,352
Total net revenues	$229,735	$213,103	$442,838	$140,708	$138,273	$278,981

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

Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill. If the fair value of net assets acquired exceeds the fair value of purchase price, a gain on bargain purchase is recognized in the statements of operations. Although we believe the assumptions and estimates we have made are reasonable and appropriate, they are based in part on historical experience and information that may be obtained from the management of the acquired company and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

4.Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases (“ASU 2016-02”) which requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the statement of operations will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures. This guidance will become effective for the Company beginning with its fiscal year 2020.

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

See the tables at the end of this note for the effects of the adoption of ASU 2014-09 on our condensed consolidated financial statements as of June 30, 2017, and for the three and six months ended December 31, 2016.  See Note 3. “Summary of Significant Accounting Policies” to our condensed consolidated financial statements for further discussion of the effects of the adoption of ASU 2014-09 on our significant accounting policies.

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

The following tables present the effect of the adoption of ASU 2014-09 on our condensed consolidated statements of operations (unaudited) for the three and six months ended December 31, 2016 (in thousands, except per share amounts):

	Three Months Ended December 31, 2016
	As Reported	Adjustment	As Adjusted
Net revenues
Product	$109,789	$8,266	$118,055
Service	38,322	—	38,322
Total net revenues	148,111	8,266	156,377

Cost of revenues
Product	58,659	3,968	62,627
Service	14,098	—	14,098
Total cost of revenues	72,757	3,968	76,725

Gross profit
Product	51,130	4,298	55,428
Service	24,224	—	24,224
Total Gross profit	75,354	4,298	79,652

Sales and marketing expenses	41,109	(84)	41,025
Operating loss	(7,362)	4,382	(2,980)
Net loss before tax	(7,432)	4,382	(3,050)
Net loss	$(8,611)	$4,382	$(4,229)

Basic and diluted net loss per share
Net loss per share - basic	$(0.08)		$(0.04)
Net loss per share - diluted	$(0.08)		$(0.04)

Shares used in per share calculation - basic	107,425		107,425
Shares used in per share calculation - diluted	107,425		107,425

	Six Months Ended December 31, 2016
	As Reported	Adjustment	As Adjusted
Net revenues
Product	$199,920	$8,228	$208,148
Service	70,833	—	70,833
Total net revenues	270,753	8,228	278,981

Cost of revenues
Product	103,586	3,290	106,876
Service	26,567	—	26,567
Total cost of revenues	130,153	3,290	133,443

Gross profit
Product	96,334	4,938	101,272
Service	44,266	—	44,266
Total Gross profit	140,600	4,938	145,538

Sales and marketing expenses	78,065	(181)	77,884
Operating loss	(12,121)	5,119	(7,002)
Net loss before tax	(13,004)	5,119	(7,885)
Net loss	$(15,090)	$5,119	$(9,971)

Basic and diluted net loss per share
Net loss per share - basic	$(0.14)		$(0.09)
Net loss per share - diluted	$(0.14)		$(0.09)

Shares used in per share calculation - basic	106,690		106,690
Shares used in per share calculation - diluted	106,690		106,690

The following tables present the effect of the adoption of ASU 2014-09 on our condensed consolidated statement of cash flows (unaudited) for the six months ended December 31, 2016 (in thousands):

	Six Months Ended December 31, 2016
	As Reported	Adjustment	As Adjusted
Cash flows from operating activities
Net loss	$(15,090)	$5,119	$(9,971)
Changes in operating assets and liabilities, net
Accounts receivable	(18,737)	10,981	(7,756)
Inventories	6,004	(1,691)	4,313
Prepaid and other assets	7,004	(181)	6,823
Deferred distributors revenue, net of cost of sales to distributors	14,516	(14,516)	—
Other current and long term liabilities	7,587	288	7,875
Net cash provided by operating activities	19,288	—	19,288
Cash flows from investing activities	(55,750)	—	(55,750)
Cash flows from financing activities	46,241	—	46,241
Foreign currency effect on cash	(115)	—	(115)
Net increase in cash and cash equivalents	$9,664	$—	$9,664

5.	Balance Sheet Accounts

Cash, Cash Equivalents and Marketable Securities

The following is a summary of cash, cash equivalents and marketable securities (in thousands):

	December 31, 2017	June 30, 2017
Cash	$122,608	$126,159
Cash equivalents	4,500	4,291
Total cash and cash equivalents	127,108	130,450
Marketable securities (consisting of available-for-sale securities)	1,104	—
Total cash, cash equivalents and marketable securities	$128,212	$130,450

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Marketable securities are recorded in “Prepaid expense and other current assets” in the accompanying condensed consolidated balance sheet as these original maturities are greater than three months, but less than one year at the balance sheet date. Marketable securities are classified as available-for-sale and reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive loss” in the accompanying condensed consolidated balance sheets.

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

Inventories consist of the following (in thousands):

	December 31, 2017	June 30, 2017
		(As Adjusted)
Finished goods	$67,244	$46,620
Raw materials	16,133	790
Total Inventories	$83,377	$47,410

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	December 31, 2017	June 30, 2017
Computers and equipment	$63,539	$34,716
Purchased software	16,329	11,785
Office equipment, furniture and fixtures	17,272	10,852
Leasehold improvements	29,319	23,046
Total property and equipment	126,459	80,399
Less: accumulated depreciation and amortization	(57,894)	(50,159)
Property and equipment, net	$68,565	$30,240

Intangibles

The following tables summarize the components of gross and net intangible asset balances (dollars in thousands)

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
December 31, 2017
Developed technology	4.5 years	$116,000	$48,334	$67,666
Customer relationships	3.9 years	51,410	38,674	12,736
Maintenance contracts	0.8 years	17,000	14,166	2,834
Trademarks	3.9 years	9,100	3,411	5,689
Backlogs	— years	1,800	1,800	—
License agreements	6.1 years	2,445	1,255	1,190
Other intangibles	2.2 years	1,382	1,072	310
Total intangibles, net with finite lives		199,137	108,712	90,425
In-process research and development, with indefinite life		2,500	—	2,500
Total intangibles, net		$201,637	$108,712	$92,925

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2017
Developed technology	5.3 years	$55,400	$42,689	$12,711
Customer relationships	3.3 years	40,300	37,567	2,733
Maintenance contracts	1.3 years	17,000	12,467	4,533
Trademarks	4.3 years	5,100	2,846	2,254
License agreements	6.4 years	2,445	1,120	1,325
Other intangibles	2.7 years	1,382	1,001	381
Total intangibles, net with finite lives		121,627	97,690	23,937
In-process research and development, with indefinite life		1,400	—	1,400
Total intangibles, net		$123,027	$97,690	$25,337

During the six months ended December 31, 2017, in-process research and development of $1.4 million was reclassified to developed technology upon completion of the project and is being amortized over its estimated useful life.

The amortization expense of intangibles for the periods presented is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Amortization in “Cost of revenues: Product”	$3,866	$1,720	$6,663	$5,276
Amortization of intangibles	2,746	2,175	4,360	6,317
Total amortization	$6,612	$3,895	$11,023	$11,593

The amortization expense that is recognized in “Cost of revenues: Product” is comprised of amortization for developed technology, license agreements and other intangibles.

Goodwill

The following table summarizes goodwill for the periods presented (in thousands):

December 31, 2017
Balance as of June 30, 2017	$80,216
Additions due to acquisitions	50,772
Balance at end of period	$130,988

During the six months ended December 31, 2017, the Company completed acquisitions of the Campus Fabric Business and the Data Center Business, resulting in an additional goodwill of $34.0 million and $16.8 million, respectively.  See Note 2 for additional information related to the acquisitions.

Deferred Revenue

The Company offers for sale to its customers, renewable support arrangements that range from one to five years as well as deferred revenue for professional and training services.

Debt

The Company’s debt is comprised of the following (in thousands):

	December 31, 2017	June 30, 2017
Current portion of long-term debt:
Term Loan	$22,964	$12,444
Less: unamortized debt issuance costs	(538)	(164)
Current portion of long-term debt	$22,426	$12,280

Long-term debt, less current portion:
Term Loan	$152,062	$71,268
Revolver	10,000	10,000
Less: unamortized debt issuance costs	(1,350)	(846)
Total long-term debt, less current portion	160,712	80,422
Total debt	$183,138	$92,702

In connection with the closing of Campus Fabric Business discussed in Note 2, the Company entered into the Second Amendment to the Amended and Restated Credit Agreement (“Second Amendment”), which amended the Amended and Restated Credit Agreement, dated as of October 28, 2016 (the “Credit Facility, as amended”), by and among the Company, as borrower, Silicon Valley Bank, as administrative agent and collateral agent, and lenders. Among other things, the Second Amendment (i) increased the amount of the available borrowing under the Credit Facility from $140.5 million to $243.7 million, composed of (a) the five-year term loan (“Term Loan”) in a principal amount of up to $183.7 million and (b) the five-year revolving credit facility (“Revolver”) in a principal amount of up to $60.0 million, (ii) extends the maturity date under the existing Term Loan and the termination date under the existing Revolver, (iii) provides for an uncommitted additional incremental loan facility in the principal amount of up to $50.0 million (“Incremental Facility”), and (iv) joins certain additional banks, financial institutions and institutional lenders as lenders pursuant to the terms of the Credit Facility, as amended.  On July 14, 2017, the Company borrowed $80.0 million under the Term Loan which was used to fund the purchase of Campus Fabric Business.

In connection with the closing of the acquisition of the Data Center Business discussed in Note 2, the Company entered into the Third Amendment to the Credit Facility (the “Third Amendment”) on October 26, 2017. Among other things, the Third Amendment (i) amends the negative covenant governing dispositions to increase the general dispositions basket for the fiscal year of the Company ending June 30, 2018, and (ii) amends certain definitions and provisions to update certain references to the Brocade Purchase Agreement (as defined above). On the Brocade Closing Date, the Company borrowed $20.0 million on the Term Loan to partially fund the acquisition of the Data Center Business.

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

The Company had $1.2 million of outstanding letters of credit and $48.8 million of availability under the Revolver as of December 31, 2017.

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

Upon issuance of a standard product warranty, the Company discloses and recognizes a liability for the obligations it assumes under the product warranty. The following table summarizes the activity related to the Company’s product warranty liability during the three and six months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
		(As adjusted)		(As adjusted)
Balance beginning of period	$13,499	$9,017	$10,584	$9,998
Warranties assumed due to acquisition	526	2,034	3,682	2,034
New warranties issued	1,657	1,176	3,929	2,104
Warranty expenditures	(2,672)	(1,437)	(5,185)	(3,346)
Balance end of period	$13,010	$10,790	$13,010	$10,790

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

Other long-term liabilities

The following is a summary of long-term liabilities (in thousands):

	December 31, 2017	June 30, 2017
Acquisition related deferred payments, less current portion	$15,037	$—
Acquisition-related contingent consideration obligations, less current portion	36,130	—
Other	13,180	8,526
Total other accrued liabilities	$64,347	$8,526

Advertising

All advertising costs are expensed as incurred.  Advertising expenses for three and six months ended December 31, 2017 and 2016, were immaterial.

Concentrations

The Company may be subject to concentration of credit risk as a result of certain financial instruments consisting of accounts receivable and marketable securities. The Company does not invest an amount exceeding 10% of its combined cash or cash equivalents in the securities of any one obligor or maker, except for obligations of the United States government, obligations of United States government agencies and money market accounts.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth major customers accounting for 10% or more of our net revenue:

	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
		(As adjusted)		(As adjusted)
Westcon Group Inc.	14%	12%	15%	12%
Tech Data Corporation	12%	15%	12%	16%
Jenne Corporation	*	13%	10%	14%
Avnet	*	*	*	10%

*Less than 10% of net revenue

The following customers account for more than 10% of the Company’s accounts receivable outstanding as of December 31, 2017, Westcon Group 24%, Tech Data 21% and Avnet 11%.

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

•	Level 3 Inputs - unobservable inputs reflecting the Company’s own assumptions in measuring the asset or liability at fair value.

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets
Investments:
Money market funds	$4,500	$—	$—	$4,500
Marketable securities	1,104	—	—	1,104
Total assets measured at fair value	$5,604	$—	$—	$5,604
Liabilities
Acquisition-related contingent consideration obligations	$—	$—	$47,030	$—
Total liabilities measured at fair value	$—	$—	$47,030	$—

June 30, 2017	Level 1	Level 2	Level 3	Total
Assets
Investments:
Money market funds	$4,291	$—	$—	$4,291
Investment in non-marketable equity	—	—	3,000	3,000
Total assets measured at fair value	$4,291	$—	$3,000	$7,291

Level 1 investments:

During the first quarter of fiscal 2018, pursuant to the sale of an investment in non-marketable equity securities, the Company received 41,685 shares of a company publicly traded on the London Stock Exchange.  As of December 31, 2017, the shares received have a fair value of $1.1 million. (See below, Level 3 investments)

Level 2 investments:

The Company includes U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations for which quoted prices are available as Level 2. There were no transfers of assets or liabilities between Level 1 and Level 2 for the periods presented.

The fair value of the borrowings under the Credit Facility, as amended is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Due to the short duration until maturity of the credit facility, the fair value approximates the face amount of the Company’s indebtedness of $185.0 million and $93.7 million as of December 31, 2017 and June 30, 2017, respectively. Such amounts are immaterial for all periods presented.

Level 3 investments:

Certain of the Company’s assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

As of June 30, 2017, the Company reflected its non-marketable equity investment as Level 3 in the fair value hierarchy as it is based on unobservable inputs that market participants would use in pricing this asset due to the absence of recent comparable market transactions and inherent lack of liquidity.  During fiscal 2015, the Company purchased a $3.0 million equity interest in a company that operated in the enterprise software platform industry.  The Company did not enter into any other transactions with the investee during fiscal 2017 or the first quarter of fiscal 2018.   During the three months ended September 30, 2017, the investee was acquired by a third party.  The Company received $6.8 million as consideration for its equity interest in the investee, including $5.4 million in cash and 65,937 shares the third party’s common stock with a market value of $1.4 million. During the first quarter of fiscal 2018, the Company received $5.8 million of the consideration, consisting of $4.9 million in cash and 41,685 shares with a market value of $0.9 million. The remainder of the consideration consisting of $0.5 million and $0.5 million of cash and shares, respectively, will remain in escrow for a period of 18 months from the date of sales for general representations and warranties. A gain of $3.8 million related to this sale was recorded in “Other income (expense), net” in the accompanying condensed consolidated statements of operations for the six months ended December 31, 2017. The 41,685 shares received and held as of December 31, 2017 were considered Level 1 investments as these have quoted prices in active markets.

During the quarter ended December 31, 2017, the Company recorded a liability for contingent consideration related to its acquisitions of the Data Center Business and the CF Business (see Note 2 for additional information related to the acquisitions). The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Changes in the value of the contingent consideration obligations would be recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The change in the acquisition-related contingent consideration obligations is as follows (in thousands):

Three Months Ended
December 31, 2017
Beginning balance	$—
Initial fair value measurements	47,030
Change in fair value	—
Ending balance	$47,030

There were no transfers of assets or liabilities between Level 2 and Level 3 during the first six months of fiscal year 2018 or 2017. There were no impairments recorded for the first six months of fiscal 2018 or 2017.

7.Share-based Compensation

Shares reserved for issuance

The Company had reserved for issuance for the periods noted (in thousands):

	December 31, 2017	June 30, 2017
2014 Employee Stock Purchase Plan	6,517	7,785
Employee stock options and awards outstanding	10,900	9,726
2013 Equity Incentive Plan shares available for grant	12,242	7,629
Total shares reserved for issuance	29,659	25,140

Share-based compensation expense recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Cost of product revenue	$134	$122	$226	$190
Cost of service revenue	296	186	429	418
Research and development	1,829	906	2,880	1,968
Sales and marketing	2,699	1,180	4,342	2,321
General and administrative	2,067	987	3,951	1,959
Total share-based compensation expense	$7,025	$3,381	$11,828	$6,856

During the six months ended December 31, 2017 or 2016, the Company did not capitalize any share-based compensation expense in inventory, as the amounts were immaterial.

Stock Awards

Stock awards may be granted under the 2013 Equity Incentive Plan (the “2013 Plan”) on terms approved by the Compensation Committee of the Board of Directors. Stock awards generally provide for the issuance of restricted stock units (“RSUs”) including performance or market-based RSUs which vest over a fixed period of time or based upon the satisfaction of certain performance criteria.  The Company uses the straight-line method for expense attribution, and beginning with fiscal 2017, the Company does not estimate forfeitures, but accounts for them as incurred.

The following table summarizes stock award activity for the six months ended December 31, 2017 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Market Value
Non-vested stock awards outstanding at June 30, 2017	6,664	$4.66	$61,440
Granted	3,726	11.13
Vested	(1,871)	3.78
Cancelled	(160)	5.17
Non-vested stock awards outstanding at December 31, 2017	8,359	$7.73	$104,653

The following table summarizes stock option activity for the six months ended December 31, 2017(in thousands, except per share and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2017	3,062	$4.06	4.19	$15,868
Exercised	(517)	4.42
Cancelled	(4)	4.31
Options outstanding at December 31, 2017	2,541	$3.99	3.28	$21,687
Vested and expected to vest at December 31, 2017	2,541	$3.99	3.28	$21,687
Exercisable at December 31, 2017	2,126	$4.24	3.08	$17,599

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

The fair value of each RSUs grant with performance-based vesting criteria (“PSUs”) under the 2013 Plan is estimated on the date of grant using the Monte-Carlo simulation model to determine the fair value and the derived service period of stock awards with market conditions, on the date of the grant.

During the first quarter of fiscal 2018, the Company approved the grant of 1,154,014 stock awards to its vice president level employees or above (“VPs”), including 560,344 stock awards to its Executive Officers, and 939,925 stock awards to its other employees.  Fifty percent (50%) of the stock awards granted to the VPs, except the chief executive officer, were in the form of PSUs, with grant date fair values of $10.90, and fifty percent (50%) of the stock awards granted were in the form of service-based RSUs. The Company’s chief executive officer received sixty percent (60%) of his stock award grant in the form of PSUs, while forty percent (40%) of this award were in the form of RSUs, with a grant date fair value of $10.90.  The RSUs vest from the original grant date as to one-third (1/3) on the one year anniversary and one-twelfth (1/12) each quarter thereafter, subject to continued service to the Company.   No PSUs were granted during the second quarter of fiscal 2018.

For the PSUs referenced in the preceding paragraph, they will be considered earned once the Company’s combined earnings per share equals or exceeds $0.32 for two consecutive quarters. (the “FY18 Performance Threshold”).  Once the FY18 Performance Threshold is satisfied the PSUs shall vest with respect to the number of RSUs granted on the same date that have vested as of the date the FY18 Performance Threshold is satisfied and thereafter shall vest on the same schedule as the RSUs, subject to continued service to the Company.  If the FY18 Performance Threshold is not met by the third anniversary of the grant date the award is canceled.  In addition, the FY18 Performance Threshold shall be deemed satisfied upon the closing of a Change in Control (within the meaning of the Company’s 2013 Equity Incentive Plan) in the event the per share consideration received by the Company’s stockholders equals or exceeds $16.00 per share.

During the three months and six months ended December 31, 2017, none of the PSU grants referenced above achieved their FY18 Performance Threshold.

During the first quarter of fiscal 2017, the Company approved the grant of 1,505,120 stock awards to its VPs, including 680,000 stock awards to its Executive Officers, and 1,053,300 stock awards to other Company employees.  Fifty percent (50%) of the stock awards granted to the VPs were in the form of PSUs, with grant date fair values ranging from $3.02 to $3.09, and fifty percent (50%) of the stock awards granted were in the form of RSUs.   The RSUs vest from the original grant date as to one-third (1/3) on the one year anniversary and one-twelfth (1/12) each quarter thereafter, subject to continued service to the Company.  No PSUs were granted during the second quarter of fiscal 2017.

The PSUs were considered earned once the Company’s stock price equaled or exceeded $5.00 per share for 30 consecutive trading days after January 1, 2017 (the “FY17 Performance Threshold”).  Once the FY17 Performance Threshold goal was attainted the PSUs began to vest on the same schedule as the RSUs that were granted at the same time, subject to continued service to the Company.

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

There were no shares granted under the ESPP during the three months ended December 31, 2017 or 2016. The weighted-average fair value of shares granted under the Company’s 2014 ESPP during the six months ended December 31, 2017 and 2016, was $2.41 and $1.00, respectively.  There were 1,267,930 and 1,103,599 shares issued under the Company’s 2014 ESPP during the six months ended December 31, 2017 and 2016, respectively.

	Employee Stock Purchase Plan
	Six Month Ended
	December 31, 2017	December 31, 2016
Expected life	0.50 years	0.50 years
Risk-free interest rate	1.15%	0.40%
Volatility	42%	40%
Dividend yield	—%	—%

8.	Restructuring Charges

No restructuring charges were recorded during the three or six months ended December 31, 2017.

For the three and six months ended December 31, 2016, the Company recorded $1.9 million in restructuring and other charges including accelerated depreciation of leasehold improvements and fixed assets in the amount of $1.7 million and adjustments to estimated sub-lease income to be received related to the estimated future obligations for non-cancelable lease payments for excess facilities of $0.1 million.

Restructuring liabilities consisted of obligations pertaining to the estimated future obligations for non-cancelable lease payments, as well as severance and benefits obligations. The restructuring liabilities are recorded in “Other accrued liabilities” and “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

In fiscal 2017, the Company announced a reduction-in-force (“RIF”).  The Company recorded $5.6 million in severance and benefits charges, net during the year ended June 30, 2017.  Cash payments of $2.2 million were paid during the first six months of fiscal 2018. The balance of cash payments for the RIF was immaterial as of December 31, 2017.  The excess facilities payments will continue through fiscal year 2023.

Total restructuring and related liabilities consist of (in thousands):

	Excess Facilities	Severance Benefits	Other	Total
Balance as of June 30, 2017	$2,184	$1,853	$85	$4,122
Period payments	(397)	(1,770)	(73)	(2,240)
Balance as of December 31, 2017	$1,787	$83	$12	$1,882
Less: current portion included in other accrued liabilities				473
Restructuring accrual included in other long-term liabilities				$1,409

9.	Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufactures to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the Company’s forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of December 31, 2017, the Company had non-cancelable commitments to purchase $145.3 million of such inventory.  As of December 31, 2017 the Company had non-cancelable software and maintenance support commitments to purchase $19.0 million of software and support services.

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

Brazilian Tax Assessment Matter

On May 28, 2007, the Public Treasury Department of the State of Sao Paolo, Brazil (the “Tax Authority”) assessed our Brazilian subsidiary, Enterasys Networks do Brasil Ltda. (“Enterasys Brasil”), based on an alleged underpayment of taxes.  The Tax Authority also charged interest and penalties with respect to the assessment (collectively, the “ICMS Tax Assessment”).  The Tax Authority denied Enterasys Brasil the use of certain presumed tax credits granted by the State of Espirito Santo, Brazil under the terms of the FUNDAP program for the period from February 2003 to December 2004.  The value of the disallowed presumed tax credits is BRL 3.4 million (approximately U.S. $1.0 million), excluding interest and penalties. All currency conversions in this Legal Proceedings section are as of December 31, 2017.

Unable to resolve the matter at the administrative level, on October 1, 2014, Enterasys Brasil filed a lawsuit in the 11th Public Treasury Court of the Sao Paolo State Court of Justice (Judiciary District of Sao Paolo) to overturn or reduce the ICMS Tax Assessment. As part of this lawsuit, Enterasys Brasil requested a stay of execution, so that no tax foreclosure could be filed and no guarantee would be required until the court issued its final ruling.  On or about October 6, 2014, the court granted a preliminary injunction staying any execution on the assessment, but requiring that Enterasys Brasil deposit the assessed amount with the court.  Enterasys Brasil appealed this ruling and, on or about January 28, 2015, the appellate court ruled that no cash deposit (or guarantee) was required.  In a decision dated August 28, 2017, and published on October 3, 2017, the court validated the assessment and penalty imposed by the Tax Authority, but ruled that the Tax Authority was charging an unlawfully high interest rate on the tax assessment and penalty amounts, and ordered the interest rate reduced to the maximum Federal rate. The August 28, 2017 decision, were it to become final, would require Enterasys Brasil to pay a total of BRL 16.7 million (approximately U.S. $5.1 million), which includes penalties, court costs, attorneys’ fees, and accrued interest as of December 31, 2017.  The Company believes the ICMS Tax Assessment against Enterasys Brasil is without merit, has appealed the lower court’s decision and has requested a stay of execution.

Based on the currently available information, the Company believes the ultimate outcome of the ICMS Tax Assessment litigation will not have a material adverse effect on the Company's financial position or overall results of operations. However, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserted, there can be no assurance of a favorable outcome for Enterasys Brasil, which recorded an accrual of BRL 9.4 million (approximately U.S. $2.9 million) as of the date the Company acquired Enterasys Networks.

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

In re Extreme Networks, Inc. Securities Litigation

On October 23 and 29, 2015, putative class action complaints alleging violations of securities laws were filed in the U.S. District Court for the Northern District of California against the Company and three of its former officers (Charles W. Berger, Kenneth B. Arola, and John T. Kurtzweil).  Subsequently, the cases were consolidated (In re Extreme Networks, Inc. Securities Litigation, No. 3:15-CY-04883-BLF).  Plaintiffs allege that defendants violated the securities laws by disseminating materially false and misleading statements and concealing material adverse facts regarding the Company’s financial condition, business operations and growth prospects. Plaintiffs seek unspecified damages on behalf of a purported class of investors who purchased the Company’s common stock from September 12, 2013 through April 9, 2015.  On June 28, 2016, the Court appointed a lead plaintiff.  On September 26, 2016, the lead plaintiff filed a consolidated complaint. On November 10, 2016, defendants filed a motion to dismiss, which the Court granted with leave to amend on April 27, 2017.  On June 2, 2017, the lead plaintiff filed an amended complaint, which, on July 10, 2017, defendants again moved to dismiss.  The Court held a hearing on Defendants’ motion to dismiss on December 14, 2017, and a ruling is expected in the next few months. The Company believes plaintiffs’ claims are without merit and intends to defend them vigorously.

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

For the three months ended December 31, 2017 and 2016, the Company recorded income tax benefit of $1.6 million and income tax provision of $1.2 million, respectively. For the six months ended December 31, 2017 and 2016, the Company recorded income tax provision of $0.1 million and $2.1 million, respectively.

The income tax provisions for the three months ended December 31, 2017 and 2016, consisted primarily of taxes on the income of the Company’s foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the Zebra WLAN Business and the Campus Fabric Business. The tax provision for the three months ended December 31, 2017 is offset by a tax benefit of $2.5 million resulting from the reduction of the U.S. Federal tax rate from 35% to 21% applied to our deferred tax liability related to amortizable goodwill as required by the recently enacted U.S. tax legislation discussed below. The income tax provisions for both fiscal years were calculated based on the actual results of operations for the three months ended December 31, 2017 and 2016, and therefore may not reflect the annual effective tax rate.

The income tax provisions for the six months ended December 31, 2017 and 2016 consisted primarily of taxes on the income of the Company’s foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisitions referenced above.  The income tax provision for the six months ended December 31, 2017 is offset by the tax benefit of $2.5 million resulting from the U.S. Federal tax legislation referenced above.

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1, the Tax Cuts and Jobs Act (“TCJA”), which, except for certain provisions, is effective for tax years beginning on or after January 1, 2018. As a fiscal year taxpayer, the Company will not be subject to the majority of the tax law provisions until fiscal year 2019; however, there are certain significant items of impact that will be recognized in fiscal year 2018. Because a change in tax law is accounted for in the period of enactment, the effects of the TCJA, a tax benefit of $2.5 million, have been reflected in the second quarter of fiscal 2018.

The TCJA’s primary change is a reduction in the U.S. Federal statutory corporate tax rate from 35% to 21%, including a pro rata reduction from 35% to 28% for the Company in fiscal 2018. As a result, the Company has recognized a tax benefit in the amount of $2.5 million in the second quarter of fiscal 2018 due to the revaluation of the Company's deferred tax liability related to amortizable goodwill to reflect the lower statutory rate.  Because the U.S. deferred tax assets are offset by a full valuation allowance, the reduction in deferred tax assets for the lower rate was fully offset by a corresponding reduction in valuation allowance resulting in no additional tax provision.

The TCJA moves the U.S. from a global taxation regime to a modified territorial regime.  Under the territorial regime, the company’s foreign earnings will generally not be subject to tax in the US.  As part of transitioning to this new regime, U.S. companies are required to pay tax on historical earnings generated offshore that have not been repatriated to the U.S. (“Transition Tax”).  The Company has estimated as of the second quarter of fiscal 2018, there will be no incremental tax provision relating to the Transition Tax given the Company’s ability to utilize existing tax attributes to offset the impact of the deemed repatriation.

The TCJA makes broad and complex changes to the U.S. tax code, and in certain instances, lacks clarity and is subject to interpretation until additional U.S. Treasury guidance is issued.  On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting.  During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed. The SAB summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the TCJA.

Amounts recorded where accounting is complete in the three and six months ended December 31, 2017 principally relate to the reduction in the U.S. federal tax rate to 21 percent, which resulted in the Company reporting an income tax benefit of $2.5 million to remeasure deferred taxes liabilities associated with indefinitely lived intangible assets that will reverse at the new 21% rate. Absent this deferred tax liability, the Company is in a net deferred tax asset position that is offset by a full valuation allowance. Though the impact of the rate change related to net deferred tax assets has a net tax effect of zero, the accounting to determine the gross change in the deferred tax position and the offsetting valuation is not yet complete.  In accordance with Staff Accounting Bulletin (“SAB”) 118, the estimated income tax impact associated with the Transition Tax of zero represents our best estimate based on interpretation of the U.S. legislation as we are still accumulating data to finalize the underlying calculation. In accordance with SAB 118, estimated income tax impact associated with the Transition Tax is considered provisional and will be finalized prior to the end of the measurement period. The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA.

With respect to provisions of the TCJA effective for tax years beginning on or after January 1, 2018, the company anticipates several new provisions may potentially impact tax provisions in future periods including limitations on the deductibility of interest expense and certain executive compensation, a minimum tax on certain foreign earnings (i.e., global intangible low-taxed income or “GILTI”), as well as a base-erosion and anti-abuse tax (“BEAT”).  The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Based on initial assessment and interpretation of the new provision, the Company expects that it will be subject to incremental U.S. tax on GILTI income beginning in fiscal 2019. The Company may elect to account for GILTI tax as a component of tax expense in the period in which it is incurred or account for the GILTI tax in the measurement of deferred taxes. The Company is continuing to evaluate this particular provision and therefore has not yet elected a method but will do so once our analysis is complete.. The BEAT provisions in the Tax Reform Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax.  There is a reasonable amount of uncertainty surrounding the interpretation of this new provision, however, based on initial assessment and a conservative interpretation of the new provision, the Company expects that it will be subject to the incremental U.S. tax on BEAT income beginning in fiscal 2019.

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

The acquisition of Enterasys in October 2013 included a U.S. parent company as well as its wholly-owned domestic and foreign subsidiaries. The Company elected to treat this stock acquisition as an asset purchase by filing the required election forms under IRC Sec 338(h)(10).  Additionally, the Company completed asset purchases of the Zebra WLAN Business, the Campus Fabric Business and the Brocade Data Center Business in October 2016, July 2017 and October 2017, respectively.  The Company has estimated the value of the intangible assets from these transactions and is amortizing the amounts over 15 years for tax purposes.  During the three and six months ended December 31, 2017, the Company deducted $2.1 million and $3.7 million of tax amortization expense respectively, for each period related to capitalized goodwill resulting from these acquisitions. As of December 31, 2017, the Company recorded a deferred tax liability of $4.9 million related to this goodwill amortization which is not considered a future source of taxable income in evaluating the need for a valuation allowance against its deferred tax assets.

The Company had $19.0 million of unrecognized tax benefits as of December 31, 2017.  The future impact of the unrecognized tax benefit of $18.9 million, if recognized, would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. The Company does not anticipate any events to occur during the next twelve months that would reduce the unrealized tax benefit as currently stated in the Company’s balance sheet.

The Company’s policy is to accrue interest and penalties related to the underpayment of income taxes as a component of tax expense in the accompanying condensed consolidated statements of operations.

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

The following table presents the calculation of net loss per share of basic and diluted (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
		(As adjusted)		(As adjusted)
Net loss	$(31,923)	$(4,229)	$(27,547)	$(9,971)
Weighted-average shares used in per share calculation - basic and diluted	113,621	107,425	112,931	106,690
Net loss per share - basic and diluted	$(0.28)	$(0.04)	$(0.24)	$(0.09)

The following securities were excluded from the computation of net loss per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Options to purchase common stock	2,622	2,301	2,781	2,762
Restricted stock units	7,950	28	7,162	79
Employee Stock Purchase Plan shares	834	330	906	330
Total shares excluded	11,406	2,659	10,849	3,171

12.	Foreign Exchange Forward Contracts

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

As of December 31, 2017, forward foreign currency contracts had a notional principal amount of $1.5 million and an immaterial unrealized gain. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. As of December 31, 2016, the Company did not have any derivative instruments outstanding.

Foreign currency transactions gains and losses from operations was loss of $0.6 million and gain of $1.1 million for the three months ended December 31, 2017 and 2016, respectively. Foreign currency transactions gains and losses from operations was loss of $1.1 million and gain of $0.8 million for the six months ended December 31, 2017 and 2016, respectively.

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

The Company attributes revenues to geographic regions and channels based on the customer's ship-to location as follows (in thousands):

	Three Months Ended
	December 31, 2017			December 31, 2016
				(As adjusted)
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$56,269	$54,559	$110,828	$39,063	$38,396	$77,459
Other	1,155	5,698	6,853	2,827	3,243	6,070
Total Americas	57,424	60,257	117,681	41,890	41,639	83,529
EMEA:	55,956	33,624	89,580	36,070	24,361	60,431
APAC:	5,131	18,731	23,862	1,613	10,804	12,417
Total net revenues	$118,511	$112,612	$231,123	$79,573	$76,804	$156,377

	Six Months Ended
	December 31, 2017			December 31, 2016
				(As adjusted)
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$98,661	$105,549	$204,210	$66,054	$65,225	$131,279
Other	15,491	12,093	27,584	4,220	12,871	17,091
Total Americas	114,152	117,642	231,794	70,274	78,096	148,370
EMEA:	107,188	61,527	168,715	67,369	40,890	108,259
APAC:	8,395	33,934	42,329	3,065	19,287	22,352
Total net revenues	$229,735	$213,103	$442,838	$140,708	$138,273	$278,981

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

Long Lived Assets	December 31, 2017	June 30, 2017
		(As adjusted)
Americas	$187,617	$67,369
EMEA	10,066	8,998
APAC	8,075	4,275
Total long lived assets	$205,758	$80,642

14.Subsequent Event

On January 31, 2018, the Company approved and on February 2, 2018 began executing a reduction-in-force (the “Plan”) to re-align the Company’s resources as a result of the Company’s recent acquisitions of the Campus Fabric Business and the Data Center Business. The Plan is expected to reduce the overall costs of the Company and to accelerate the achievement of the Company’s operating margin target objectives. The Company expects to incur charges of approximately $4.0 million in connection with the Plan. Upon completion of the Plan, the potential savings expected to be achieved as a result of reduced employee related expenses and lower operating costs will yield annualized savings of $7.0 - $9.0 million. The costs associated with this Plan primarily include employee severance and benefits expenses.  The amount and timing of the actual charges may vary due to required consultation activities with certain employees as well as compliance with statutory severance requirements in local jurisdictions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q for the second quarter of fiscal six months ended December 31, 2016, our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; fluctuations in the global economy; risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products and our ability to receive the anticipated benefits of the acquisition of the Zebra Business.

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

We believe that understanding the following key developments is helpful to an understanding of our operating results for the fiscal quarter ended December 31, 2017.

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

•

Verticals such as healthcare, education, manufacturing, government, and hospitality, which includes sports and entertainment venues and retail are connecting with their customers and guests beyond the network. These enterprises are investing in guest and location technologies that connect with their customers via their mobile devices over their WLAN. This allows them to obtain rich analytics for contextual marketing, which in turn, enables them to deliver a personalized brand experience. ExtremeGuest™ and ExtremeLocation™ have been built on cloud-based technology for simple implementation and fast release to market to better provide necessary insights into guest demographics and location-based analytics.

•

Growing usage of the cloud. Enterprises have migrated increasing numbers of applications and services to either private clouds or public clouds offered by third parties.  In either case, the network infrastructure must adapt to this new dynamic environment.  Intelligence and automation are key if enterprises are to derive maximum benefit from their cloud deployments. Ethernet speeds, scaling from 10 Gigabits per second (“G”) to 40G and even 100G, provide the infrastructure for both private and public clouds. In addition, there is growing interest in software-defined networking (“SDN”) approaches that may include technologies such as OpenFlow, OpenStack, and CloudStack for increased network agility.

•

Vendor consolidation is expected to continue. Consolidation of vendors within the enterprise network equipment market and between adjacent markets (storage, security, wireless & voice software and applications) continues to gain momentum. We identified this trend in 2013 with our acquisition of Enterasys. Further, we believe customers are demanding more end-to-end, integrated networking solutions. To address this demand, we acquired the wireless local area network business (the “WLAN Business”) from Zebra Technologies Corporation in October 2016, Avaya’s fabric-based secure networking solutions and network security solutions business (the “Campus Fabric Business”) in July 2017, and Brocade’s data center business (the “Data Center Business”) in October 2017.

We seek to differentiate ourselves in the market by delivering a value proposition based on a software-driven approach to network management, control and analytics.

Our key points of differentiation include:

•

Data Center to access edge wired and wireless solutions.  The addition of the WLAN Business, the Campus Fabric Business and the Data Center Business will allow Extreme to offer a complete, unified portfolio of software-driven network access solutions.   We offer the latest in wireless access points for both outdoor and indoor use plus a complete line of switches for the Campus, Core and Data Center.

•

Multi-vendor management from a “single pane-of-glass”.  Extreme’s Management Center (“EMC”) is a single unified management system that is designed to provide visibility, security, and control across the entire network.  This can make the network easier to manage and troubleshoot, often with lower operating expenses. Extreme’s software can manage third-party vendors’ network devices, including Campus Fabric products, enabling our customers to potentially maximize device lifespan and protect investments.

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

Acquisitions

Campus Fabric

On July 14, 2017 (“Avaya Closing Date”), we completed the acquisition of Avaya Inc’s. fabric-based secure networking solutions and network security solutions business (the “Campus Fabric Business”), that had been announced on March 7, 2017, and funds were remitted to Avaya pursuant to the Avaya Purchase Agreement. We acquired customers, employees, technology and other assets, as well as assumed contracts and other liabilities of the Campus Fabric Business, for a purchase price of $79.8 million, including all adjustments.  Pursuant to certain ancillary agreements, Avaya also provides us transition services for a period of time following the Avaya Closing Date.  See Note 2. Business Combination for additional information.

The acquisition was accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of the Campus Fabric Business is recorded at their respective fair values and added to those of ours including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.  Results of operations of the Campus Fabric Business are included in our operations beginning with the Avaya Closing Date.

During the three months and six months ended December 31, 2017, we recognized acquisition and integration costs of $6.6 million and $9.5 million, respectively, related to the Campus Fabric Business which is included in “Acquisition and integration costs, net of bargain purchase gain” in the accompanying condensed consolidated statements of operations.

Data Center Business

On October 27, 2017 (“Brocade Closing Date”), we completed our acquisition of Brocade Communication Systems, Inc.’s (“Brocade”) Data Center Business that had been announced on October 3, 2017.  Upon the terms and subject to the conditions of the Brocade Asset Purchase Agreement, we acquired customers, employees, technology and other assets of the Data Center Business, as well as assumed certain contracts and other liabilities of the Data Center Business, for an upfront cash closing payment equal to $23.0 million, plus deferred payments of $20.0 million to be paid $1.0 million per quarter for 20 quarters following the Brocade Closing Date, plus quarterly earn out payments equal to 50% of profits of the Data Center Business for the five-year period commencing at the end of our first full fiscal quarter following the Brocade Closing Date. Pursuant to certain ancillary agreements, Brocade also provides us with transition services for a period of time following the Brocade Closing Date.  See Note 2. Business Combination for additional information.

The acquisition was accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of the Data Center Business is recorded at their respective fair values and added to those of ours including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.  Results of operations of the Data Center Business are included in our operations beginning with the Closing Date.

During the three and six months ended December 31, 2017, we recognized acquisition costs of $32.5 million and $33.8 million, respectively, including a $25.0 million consent fee paid to Broadcom Corporation (“Broadcom”), to terminate a previous asset purchase agreement entered into by the Company to purchase the Data Center Business from Broadcom, in anticipation of Broadcom’s acquisition of Brocade. The fee was paid to Broadcom to allow the Company to buy the Data Center Business directly from Brocade. Acquisitions costs are included in “Acquisition and integration costs, net of bargain purchase gain” in the accompanying condensed consolidated statements of operations.

Key Financial Metrics

During the second quarter of fiscal 2018, we reflected the following results:

•	Net revenues of $231.1 million compared to $156.4 million in the second quarter of fiscal 2017.
•	Product revenues of $174.9 million compared to $118.1 million in the second quarter of fiscal 2017.
•	Service revenues of $56.3 million compared to $38.3 million in the second quarter of fiscal 2017.
•	Total gross margin of 55.8% of net revenues compared to 50.9% of net revenues in the second quarter of fiscal 2017.
•	Operating loss of $31.1 million compared to operating loss $3.0 million in the second quarter of fiscal 2017.
•	Net loss of $31.9 million compared to a net loss of $4.2 million in the second quarter of fiscal 2017.
•	Cash flow provided by operating activities of $14.2 million compared to $19.3 million in the six months ended December 31, 2016.
•	Cash, cash equivalents and marketable securities of $128.2 million compared to $130.5 million as of June 30, 2017.

 Net Revenues

The following table presents net product and service revenue for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2017	December 31, 2016	$ Change	% Change	December 31, 2017	December 31, 2016	$ Change	% Change
		(As adjusted)				(As adjusted)
Net Revenues:
Product	$174,850	$118,055	$56,795	48.1%	$339,624	$208,148	$131,476	63.2%
Percentage of net revenue	75.7%	75.5%			76.7%	74.6%
Service	56,273	38,322	17,951	46.8%	103,214	70,833	32,381	45.7%
Percentage of net revenue	24.3%	24.5%			23.3%	25.4%
Total net revenues	$231,123	$156,377	$74,746	47.8%	$442,838	$278,981	$163,857	58.7%

Product revenues increased $56.8 million or 48.1% for the three months ended December 31, 2017 as compared to the corresponding period of fiscal 2017. Product revenues increased $131.5 million or 63.2% for the six months ended December 31, 2017as compared to the corresponding period of fiscal 2017. The increase in product revenues for both periods of fiscal 2018 were attributable to low single digit organic growth and growth related to the acquisitions of the WLAN Business, Campus Fabric Business and the Data Center Business.

Service revenues increased $18.0 million, or 46.8% for the three months ended December 31, 2017 as compared to the corresponding period of fiscal 2017. Service revenues increased $32.4 million or 45.7% for the six months ended December 31, 2017 as compared to the corresponding period of fiscal 2017. The increase in service revenue for both periods of fiscal 2018 were due to the increased number of service contracts acquired as a result of the acquisitions of the WLAN Business, Campus Fabric Business and the Data Center Business.

The following table presents the product and service, gross profit and the respective gross profit percentages for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2017	December 31, 2016	$ Change	% Change	December 31, 2017	December 31, 2016	$ Change	% Change
		(As adjusted)				(As adjusted)
Gross profit:
Product	$96,378	$55,428	$40,950	73.9%	$181,107	$101,272	$79,835	78.8%
Percentage of product revenue	55.1%	47.0%			53.3%	48.7%
Service	32,608	24,224	8,384	34.6%	60,260	44,266	15,994	36.1%
Percentage of service revenue	57.9%	63.2%			58.4%	62.5%
Total gross profit	$128,986	$79,652	$49,334	61.9%	$241,367	$145,538	$95,829	65.8%
Percentage of net revenue	55.8%	50.9%			54.5%	52.2%

Product gross profit increased $41.0 million or 73.9% for the three months ended December 31, 2017 as compared to the corresponding period in fiscal 2017, primarily due to the acquisitions of the WLAN Business, the Campus Fabric Business and the Data Center Business and the corresponding revenues attributed to those acquisitions, more favorable manufacturing costs due to cost reduction efforts and a decrease in integration costs of $3.9 million including excess inventory charges related to the discontinuance of certain product lines due to the acquisition of the Data Center Business as opposed to the same charges incurred related to the acquisition of the WLAN Business in the corresponding period in fiscal 2017.  The increases in product gross profit were partially offset by increases in amortization of developed technology intangibles of $2.2 million and warranty charges of $1.0 million.

Product gross profit increased $79.8 million or 78.8% for the six months ended December 31, 2017 as compared to the corresponding period of fiscal 2017, primarily due to the acquisitions of the WLAN Business, Campus Fabric Business and the Data Center Business and the corresponding revenues attributed to those acquisitions and more favorable manufacturing costs due to cost reduction efforts. The increases in product gross profit were partially offset by increases in warranty charges of $2.7 million, royalty charges of $1.4 million, amortization of developed technology intangibles of $1.1 million, and integration costs of $0.9 million including excess inventory charges related to the discontinuance of certain product lines due to the acquisitions of the Campus Fabric Business and the Data Center Business as opposed to the same charges incurred related to the acquisition of the WLAN Business in the corresponding period in fiscal 2017.

Service gross profit increased $8.4 million or 34.6% for the three months ended December 31, 2017 as compared to the corresponding period in fiscal 2017, primarily due to the acquisitions of the WLAN Business, Campus Fabric Business and the Data Center Business as a result of higher number of maintenance contracts.

Service gross profit increased $16.0 million or 36.1% for the six months ended December 31, 2017 as compared to the corresponding period in fiscal 2017, primarily due the acquisitions of the WLAN Business, Campus Fabric Business and the Data Center Business as a result of higher number of maintenance contracts.

Operating Expenses

The following table presents operating expenses for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2017	December 31, 2016	$ Change	% Change	December 31, 2017	December 31, 2016	$ Change	% Change
		(As adjusted)				(As adjusted)
Research and development	$45,907	$24,013	$21,894	91.2%	$80,192	$42,312	$37,880	89.5%
Sales and marketing	65,659	41,025	24,634	60.0%	121,220	77,884	43,336	55.6%
General and administrative	11,669	9,397	2,272	24.2%	23,854	17,684	6,170	34.9%
Acquisition and integration costs, net of bargain purchase gain	34,115	4,169	29,946	718.3%	38,359	6,490	31,869	491.0%
Restructuring and related charges, net of reversals	—	1,853	(1,853)	(100.0)%	—	1,853	(1,853)	(100.0)%
Amortization of intangibles	2,746	2,175	571	26.3%	4,360	6,317	(1,957)	(31.0)%
Total operating expenses	$160,096	$82,632	$77,464	93.7%	$267,985	$152,540	$115,445	75.7%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses increased by $21.9 million or 91.2% for the three months ended December 31, 2017 as compared to the corresponding period of fiscal 2017.  The increase in research and development expenses was due to higher personnel costs (which consists of compensation, benefits and non-cash stock based compensation) of $18.5 million due to increased headcount related to the acquisitions of the WLAN Business, the Campus Fabric Business and the Data Center Business, $2.8 million in increased facility and information technology costs, $0.4 million in increased supplies and equipment costs and $0.2 million in increased travel and other costs.

Research and development expenses increased by $37.9 million or 89.5% for the six months ended December 31, 2017as compared to the corresponding period of fiscal 2017.  The increase in research and development expenses was due to higher personnel costs (which consists of compensation, benefits and non-cash stock based compensation) of $29.7 million due to increased headcount related to the acquisitions of the WLAN Business, the Campus Fabric Business and the Data Center Business, $5.3 million in increased facility and information technology costs, $1.8 million in increased supplies and equipment costs and $1.1 million in increased travel and other costs.

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $24.6 million or 60.0% for the three months ended December 31, 2017 as compared to the corresponding period of fiscal 2017 three and six months ended December 31, 2017 primarily as a result of the acquisitions of the WLAN Business, the Campus Fabric Business and the Data Center Business.  The increase consisted of higher personnel costs including benefits and non-cash stock compensation of $18.5 million, $3.0 million in increased travel, meeting and conference costs, and $1.8 million in increased facility and information technology costs and $0.9 million in additional professional fees.

Sales and marketing expenses increased by $43.3 million or 55.6% for the six months ended December 31, 2017 as compared to the corresponding period of fiscal 2017 three and six months ended December 31, 2017 primarily as a result of the acquisitions of the WLAN Business, the Campus Fabric Business and the Data Center Business.  The increase consisted of higher personnel costs including benefits and non-cash stock compensation of $30.9 million, $6.7 million in increased travel, meeting and conference costs, $3.4 million in increased facility and information technology costs and $2.1 million in additional professional fees.

General and Administrative Expenses

General and administrative expense consists primarily of personnel costs, legal and professional service costs, share-based compensation, travel and facilities and information technology costs.

General and administrative expenses increased by $2.3 million or 24.2% for the three months ended December 31, 2017 as compared to the corresponding period of fiscal 2017 primarily due to $1.6 million in higher compensation, benefits and non-cash stock based compensation, $0.7 million in higher bad debts provision, $0.3 million in higher professional fees and $0.3 million in reduced facility and information technology costs.

General and administrative expenses increased by $6.2 million or 34.9% for the six months ended December 31, 2017 as compared to the corresponding period of fiscal 2017 primarily due to $3.8 million in higher compensation, benefits and non-cash stock based compensation, $1.3 million in higher professional fees and $1.1 million in higher bad debts provision.

Acquisition and Integration Costs, Net of Bargain Purchase Gain

During the three months ended December 31, 2017 and 2016, we recorded $34.1 million and $4.2 million, respectively, of acquisition and integration costs.

For the three months ended December 31, 2017, we incurred $4.6 million of acquisition and $1.9 million of integration costs related to the acquisition of the Campus Fabric Business and $30.3 million of acquisition and $2.2 million of integration costs related to the acquisition of the Data Center Business.  The Data Center Business acquisition costs includes a $25.0 million consent fee paid to Broadcom, to terminate a previous asset purchase agreement entered into by the Company to purchase the Data Center Business from Broadcom, in anticipation of Broadcom’s acquisition of Brocade. The fee was paid to Broadcom to allow the Company to buy the Data Center Business directly from Brocade. Included in Acquisition and Integration Costs is a gain on bargain purchase of $4.9 million related to the acquisition of the capital financing business (“CF Business”).

Expenses for the three months ended December 31, 2016 consisted primarily of legal and accounting services associated with the acquisition of the WLAN Business.

During the six months ended December 31, 2017 and 2016, we recorded $38.4 million and $6.5 million, respectively, of acquisition and integration costs.

For the six months ended December 31, 2017, we incurred $5.9 million of acquisition and $3.4 million of integration costs related to the acquisition of the Campus Fabric Business and $31.6 million of acquisition and $2.2 million of integration costs related to the acquisition of the Data Center Business. We also recorded a gain on bargain purchase of $4.9 million related to the acquisition of the CF Business.

Expenses for the six months ended December 31, 2016 consisted primarily of legal and accounting services associated with the acquisition of the WLAN Business.

Restructuring and Related Charges, Net of Reversals

No restructuring charges were recorded for the three or six months ended December 31, 2017.

For the three and six months ended December 31, 2016, we incurred $1.9 million in restructuring and other charges including accelerated depreciation of leasehold improvements and fixed assets in the amount of $1.7 million and adjustments to estimated sub-lease income to be received related to the estimated future obligations for non-cancelable lease payments for excess facilities of $0.1 million.

Amortization of Intangibles

During the three months ended December 31, 2017 and 2016, we recorded $2.7 million and $2.2 million, respectively, of amortization of our intangibles.  The increase was mainly due to additional amortization related to the acquired intangibles from the Campus Fabric and the Data Center Business, partially offset by the acquired intangibles from the Enterasys acquisition becoming fully amortized.

During the six months ended December 31, 2017 and 2016, we recorded $4.4 million and $6.3 million, respectively of amortization expense as operating expenses in the accompanying condensed consolidated statements of operations.  The reduction was due to the acquired intangibles from the Enterasys acquisition becoming fully amortized, partially offset by additional amortization related to the acquired intangibles from the Campus Fabric and the Data Center Business.

Interest Expense

During the three months ended December 31, 2017 and 2016, we recorded $2.5 million and $1.2 million, respectively, in interest expense.  The increase in interest expense was primarily in connection with the increased balance of our Credit Facility due to the acquisitions of the Campus Fabric Business and the Data Center Business.

During the six months ended December 31, 2017 and 2016, we recorded $4.7 million and $1.8 million, respectively, in interest expense.  The increase in interest expense was primarily in connection with the increased balance of our Credit Facility due to the acquisitions of the WLAN Business, the Campus Fabric Business and the Data Center Business.

Other Income (Expense), Net

During the three months ended December 31, 2017 and 2016, we recorded expense of $0.6 million and income of $1.0 million, respectively, in other income (expense), net. The change was primarily due to foreign exchange gains and losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

During the six months ended December 31, 2017 and 2016, we recorded income of 2.5 million and $0.8 million, respectively, in other income (expense), net. The income for fiscal 2018 period was primarily driven by a gain of $3.8 million due to the sale of non-marketable equity investment, partially offset by foreign exchange losses.  The income for fiscal 2017 period was primarily due to foreign exchange gains from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision (Benefit) for Income Taxes

For the three months ended December 31, 2017 and 2016, we recorded an income tax benefit of $1.6 million and an income tax provision of $1.2 million, respectively, which consisted primarily of taxes on the income of our foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys, the WLAN Business and the Campus Fabric Business.  The tax provision for the three months ended December 31, 2017 is offset by a tax benefit resulting from the reduction of the U.S. Federal tax rate from 35% to 21% applied to our deferred tax liability related to amortizable goodwill as required by the recently enacted U.S. tax legislation discussed in Note 10 of the accompanying condensed consolidated financial statements. The income tax provisions for both fiscal years were calculated based on the actual results of operations for the three months ended December 31, 2017 and 2016, and therefore may not reflect the annual effective tax rate.

For the six months ended December 31, 2017 and 2016, we recorded an income tax provision of $0.1 million and $2.1 million, respectively, which consisted primarily of taxes on the income of the Company’s foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisitions referenced above.  The income tax provision for the six months ended December 31, 2017 is offset by the tax benefit referenced above.

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1, the Tax Cuts and Jobs Act (“TCJA”), which, except for certain provisions, is effective for tax years beginning on or after January 1, 2018. As a fiscal year taxpayer, we will not be subject to the majority of the tax law provisions until fiscal year 2019; however, there are certain significant items of impact that will be recognized in fiscal year 2018. Because a change in tax law is accounted for in the period of enactment, the effects of the TCJA, a tax benefit of $2.5 million, have been reflected in the second quarter of fiscal 2018. See Note 10 to the consolidated financial statements includes a detailed discussion of the various provisions of the new U.S. tax legislation.

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

The following critical accounting policies are the only change since the filing of our last Annual Report on Form 10-K.

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

Sales to stocking distributors are made under terms allowing certain price adjustments and limited rights of return (known as “stock rotation”) of the Company’s products held in their inventory. Revenue from sales to distributors is recognized upon the transfer of control to the distributor. Frequently, distributors need to sell at a price lower than the contractual distribution price in order to win business, and submits rebate requests for Company pre-approval prior to selling the product through at the discounted price. At the time the distributor invoices its customer or soon thereafter, the distributor submits a rebate claim to the Company to adjust the distributor’s cost from the contractual price to the pre-approved lower price. After the Company verifies that the claim was pre-approved, a credit memo is issued to the distributor for the rebate claim. In determining the transaction price, the Company considers these rebate adjustments to be variable consideration. Such price adjustments are estimated using the expected value method based on an analysis of actual claims, at the distributor level over a trailing twelve-month period of time considered adequate to account for current pricing and business trends. Stock rotation rights grant the distributor the ability to return certain specified amounts of inventory. Stock rotation adjustments are an additional form of variable consideration and are also estimated using the expected value method based on historical return rates The Company did not experience significant differences in its estimates during the six months ended December 31, 2017.  For additional information, see Note 3, Summary of Significant Accounting Policies.

Business Combinations

We apply the acquisition method of accounting for business combinations. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the completion of the transaction. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, intangibles and other asset lives, among other items. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. As a result, we may have been required to value the acquired assets at fair value measures that do not reflect its intended use of those assets. Use of different estimates and judgments could yield different results. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill. If the fair value of net assets acquired exceeds the fair value of purchase price, a gain on bargain purchase is recognized in the statements of operations. Although we believe the assumptions and estimates we have made are reasonable and appropriate, they are based in part on historical experience and information that may be obtained from the management of the acquired company and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

New Accounting Pronouncements

See Note 4 of the accompanying condensed consolidated financial statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Liquidity and Capital Resources

The following summarizes information regarding our cash, cash equivalents, marketable securities, and working capital (in thousands):

	December 31, 2017	June 30, 2017
Cash and cash equivalents	$127,108	$130,450
Marketable securities	1,104	—
Total cash, cash equivalent and marketable securities	$128,212	$130,450
Working capital	$43,889	$85,637

As of December 31, 2017, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $128.2 million, accounts receivable, net of $154.9 million and availability of borrowings from the five-year revolving credit facility (“Revolver”) of $48.8 million. Our principal uses of cash will include repayments of debt and related interest, purchase of finished goods inventory from our contract manufacturers, payroll, restructuring expenses and other operating expenses related to the development, marketing of our products and purchases of property and equipment. We believe that our $128.2 million of cash, cash equivalents and marketable securities at December 31, 2017, cash flows from operations along with the availability of borrowings from the Revolver will be sufficient to fund our principal uses of cash for at least the next 12 months.

On July 14, 2017, in connection with the closing of the acquisition of the Campus Fabric Business, we entered into the Second Amendment to the Amended and Restated Credit Agreement (“Second Amendment”), which amends the Amended and Restated Credit Agreement, dated as of October 28, 2016 (as amended, the “Credit Facility”), by and among us, as borrower, Silicon Valley Bank, as administrative agent and collateral agent, and Lenders. Among other things, the Second Amendment (i) increased the amount of the available borrowing under the Credit Facility from $140.5 million to $243.7 million, consisted of (a) the five-year term loan (“Term Loan”) facilities in a principal amount of up to $183.7 million and (b) the Revolver  in a principal amount of up to $60.0 million, (ii) extends the maturity date under the existing Term Loan and the termination date under the existing Revolver until July 2022, (iii) provides for an uncommitted additional incremental loan facility in a principal amount of up to $50.0 million (“Incremental Facility”), and (iv) joins certain additional banks, financial institutions and institutional lenders as Lenders pursuant to the terms of the Credit Facility.  On July 14, 2017, we borrowed $80.0 million under the Term Loan which was used to fund the purchase of Campus Fabric Business.

On October 26, 2017, we entered into the Third Amendment to the Credit Facility (the “Third Amendment”).  Among other things, the Third Amendment (i) amends the negative covenant governing dispositions to increase the general dispositions basket for our fiscal year ending June 30, 2018, and (ii) amends certain definitions and provisions to update certain references to the Brocade Purchase Agreement.  On October 27, 2017, we borrowed $20.0 million on the Term Loan to partially fund the acquisition of the Data Center Business.

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

The Credit Facility also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, if any representation or warranty made by us is false or misleading in any material respect, certain insolvency or receivership events affecting us and our subsidiaries, the occurrence of certain material judgments, the occurrence of certain ERISA events, the invalidity of the loan documents or a change in control of us.  The amounts outstanding under the Credit Facility may be accelerated upon certain events of default. At December 31, 2017, we were in compliance with the covenants of the Credit Facility and they are not expected to impact our liquidity or capital resources.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Six Months Ended
	December 31, 2017	December 31, 2016
		(As adjusted)
Net cash provided by operating activities	$14,248	$19,288
Net cash used in investing activities	(105,968)	(55,750)
Net cash provided by financing activities	88,284	46,241
Foreign currency effect on cash	94	(115)
Net (decrease) increase in cash and cash equivalents	$(3,342)	$9,664

Net Cash Provided by Operating Activities

Cash flows provided by operations in the six months ended December 31, 2017 were $14.2 million, including net loss of $27.5 million and non-cash expenses of $23.1 million for items such as amortization of intangibles, stock-based compensation, depreciation, deferred income taxes, gain on bargain purchase and gain on sale of non-marketable equity investment as well as increases in accounts payable, accrued compensation, deferred revenue and other current and long-term liabilities and a decrease in prepaid expenses and other assets.  This was partially offset by increases in accounts receivable and inventories.

Cash flows provided by operations in the six months ended December 31, 2016 were $19.3 million, including net loss of $10.0 million and non-cash expenses of $25.8 million such as amortization of intangibles, stock-based compensation, depreciation, deferred income taxes and non-cash restructuring and related charges as well as decreases in inventories, prepaid expenses and other current assets and an increase in current and long-term liabilities. This was partially offset by an increase of accounts receivable and decreases of accounts payable, accrued compensation and deferred revenue.

Net Cash Used in Investing Activities

Cash flows used in investing activities in the six months ended December 31, 2017 were $106.0 million which consisted of expenditures for acquisitions of $97.6 million consisting of $69.6 million for the acquisition of the Campus Fabric Business and $29.5 million for the acquisition of the Data Center Business, less receipt of $1.6 million as final settlement of a working capital adjustment related to the WLAN Business acquisition, purchases of property and equipment of $13.3 million and proceeds of $4.9 million related to the sale of non-marketable equity investment.

Cash flows used in investing activities in the six months ended December 31, 2016 were $55.8 million which consisted of expenditures of $51.1 million for the WLAN Business acquisition and $4.7 million of purchases of property and equipment.

Net Cash Provided by Financing Activities

Cash flows provided by financing activities in the six months ended December 31, 2017 were $88.3 million, including new borrowings of $100.0 million to fund our acquisitions of the Campus Fabric Business and the Data Center Business, $5.6 million proceeds from issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”) and the exercise of stock options less $7.1 million of taxes paid on vested and released stock awards, partially offset by repayments of debt totaling $8.7 million and $1.5 million of loan fees incurred in connection with the Second Amendment of our Credit Facility.

Cash flows provided by financing activities in the six months ended December 31, 2016 were $46.2 million which consisted of new borrowings of $48.3 million under our Credit Facility, as amended, $4.8 million proceeds from the issuance of shares of our common stock under our ESPP and the exercise of stock options, net of taxes paid on vested and released stock awards, offset by repayments of debt totaling $5.5 million and $1.3 million of loan fees incurred in connection with the Credit Facility, as amended.

Foreign Currency Effect on Cash

Foreign currency effect on cash increased in the three and six months ended December 31, 2017, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Brazilian Real, British Pound, Indian Rupee and the EURO.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Debt obligations	$185,027	$22,964	$70,985	$91,078	$—
Interest on debt obligations	25,383	8,259	12,437	4,687	—
Non-cancellable inventory purchase commitments	145,261	145,261	—	—	—
Non-cancellable purchase commitments	19,000	5,000	11,000	3,000	—
Non-cancellable operating lease obligations	103,958	21,164	35,169	26,533	21,092
Deferred payments for an acquisition	20,000	4,000	12,000	4,000	—
Contingent consideration for acquisitions	47,030	11,270	28,850	6,910	—
Other liabilities	1,107	244	488	375	—
Total contractual cash obligations	$546,766	$218,162	$170,929	$136,583	$21,092

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $145.3 million as of   December 31, 2017. We expect to honor the inventory purchase commitments within the next 12 months.

Non-cancelable purchase commitments represent future payments for software and support used in our products.

Non-cancelable operating lease obligations represent base rents and operating expense obligations to landlords for facilities we occupy at various locations.

Deferred payments for an acquisition of the Data Center Business represent a $1.0 million per quarter for our next twenty full fiscal quarters following the acquisition date of October 27, 2017.

Contingent consideration for acquisitions of the Data Center Business and the Capital Financing Business is recorded at fair value and actual results could be different.

Other liabilities include our commitments towards debt related fees and specific arrangements other than inventory.

The amounts in the table above exclude immaterial income tax liabilities related to uncertain tax positions as we are unable to reasonably estimate the timing of settlement.

We did not have any material commitments for capital expenditures as of December 31, 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The following table presents the amounts of our cash equivalents that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2017  (dollars in thousands).

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
December 31, 2017
Included in cash equivalents	$4,500	$—	$—	$4,500	$4,500
Weighted average interest rate	0.2%	—%	—%

The following tables present hypothetical changes in fair value of the financial instruments held at December 31, 2017, that are sensitive to changes in interest rates (in thousands):

Unrealized gain given a decrease in interest rate of X bps		Fair value as of	Unrealized loss given an increase in interest rate of X bps
(100 bps)	(50 bps)	December 31, 2017	100 bps	50 bps
$—	$—	$4,500	$—	$—

Debt

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from our credit facility.

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the Second Amendment to our Credit Facility.  Our debt and Credit Facilities, as amended, are fully described in the Note 3 of our Notes to the Consolidated Financial Statements in our annual report on Form 10-K.  At December 31, 2017, we had $185.0 million of debt outstanding, all of which was from our Credit Facilities, as amended.  Through the second quarter of fiscal 2018, the average daily outstanding amount was $183.9 million with a high of $189.6 million and a low of $169.6 million.

The following table presents hypothetical changes in interest expense for the quarter ended December 31, 2017, on outstanding credit facility borrowings as of December 31, 2017 , that are sensitive to changes in interest rates (in thousands):

Change in interest expense given a decrease in interest rate of X bps*		Average outstanding debt as of	Change in interest expense given an increase in interest rate of X bps
(100 bps)	(50 bps)	December 31, 2017	100 bps	50 bps
$(463)	$(231)	$185,027	$463	$231

*	Underlying interest rate was 1.30% during the quarter.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other expense, net. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. At December 31, 2017, we had $1.5 million notional of forward foreign currency contracts outstanding.

Foreign currency transaction gains and losses from operations was a loss of $0.6 million and gain of $0.2 million for the three months ended December 31, 2017 and 2016, respectively. Foreign currency transaction gains and losses from operations was a loss of $1.1 million and gain of $0.8 million for the six months ended December 31, 2017 and 2016, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15(d) – 15(f) during the December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition to facilitate its adoption on July 1, 2017. There were no significant changes to our internal control over financial reporting due to the adoption of this new standard.

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

Item 1A. Risk Factors

The following is a list of risks and uncertainties which may have a material and adverse effect on our business, operations, industry, financial condition, results of operations or future financial performance. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, results of operations, industry, financial position and financial performance in the future

We may not realize anticipated benefits of past or future acquisitions and strategic investments, and the integration of acquired companies or technologies may negatively impact our business and financial results or dilute the ownership interests of our stockholders.

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

For example, on October 28, 2016, we completed the acquisition of the WLAN Business from Zebra Technologies Corporation and amended the Credit Facility with our lenders to finance the acquisition.  As of December 31, 2017, we have $185.0 million of indebtedness outstanding.

On July 14, 2017, we completed the acquisition of the Campus Fabric Business for a purchase price of $100.0 million subject to certain adjustments set forth in the Avaya Purchase Agreement.

On October 27, 2017, the Company completed its acquisition of the Data Center Business.  Upon the terms and subject to the conditions of the Brocade Asset Purchase Agreement (“Brocade Purchase Agreement”), the Company acquired customers, employees, technology and other assets of the Data Center Business, as well as assumed certain contracts and other liabilities of the Data Center Business, for an upfront cash closing payment equal to $23.0 million, plus a deferred payment equal to $20.0 million to be paid $1 million per quarter for 20 quarters following the Closing, plus quarterly earn out payments equal to 50% of profits of the Data Center Business, with certain deductions per the terms of the Brocade Purchase Agreement, for the five-year period commencing at the end of our first full fiscal quarter following the Brocade Closing Date.

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

Our ability to realize the anticipated benefits of our acquisitions and investment activities, including the WLAN Business, Campus Fabric Business and Brocade Data Center Business, also entail numerous risks, including, but not limited to:

•	difficulties in the assimilation and successful integration of acquired operations, technologies and/or products;
•	unanticipated costs, litigation or other contingent liabilities associated with the acquisition or investment transaction;
•

incurrence of acquisition and integration-related costs, goodwill or in-process research and development impairment charges, or amortization costs for acquired intangible assets, that could negatively impact our operating results and financial condition;

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

Our debt instruments, including our credit facility, as amended, entered into in connection with the WLAN Business and Campus Fabric Business, impose, and the terms of any future debt may impose, operating and other restrictions on us. These restrictions could affect, and in many respects limit or prohibit, among other items, our ability to:

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

The market for network switching solutions is intensely competitive and dominated primarily by Cisco Systems Inc., Dell Inc., Hewlett Packard Enterprise Company, Huawei Technologies Co. Ltd., Arista Networks, Inc. and Juniper Networks, Inc. Most of our competitors have longer operating histories, greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, they have larger distribution channels, stronger brand names, access to more customers, a larger installed customer base and a greater ability to make attractive offers to channel partners and customers than we do. Some of our customers may question whether we have the financial resources to complete their projects and future service commitments.

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

A portion of our revenues comes from sales to both public and private K-12 educational institutions. Public schools receive funding from local tax revenue, and from state and federal governments through a variety of programs, many of which seek to assist schools located in underprivileged or rural areas. The funding for a portion of our sales to educational institutions comes from a federal funding program known as the E-Rate program. E-Rate is a program of the Federal Communications Commission that subsidizes the purchase of approved telecommunications, Internet access, and internal connection costs for eligible public educational institutions.  The E-Rate program, its eligibility criteria, the timing and specific amount of federal funding actually available and which Wi-Fi infrastructure and product sectors will benefit, are uncertain and subject to final federal program approval and funding appropriation continues to be under review by the Federal Communications Commission, and we cannot assure that this program or its equivalent will continue, and as a result, our business may be harmed. In addition, since the inception of the E-Rate program funding has decreased causing a reduction in demand for our products. Furthermore, if state or local funding of public education is significantly reduced because of legislative or policy changes or by reductions in tax revenues due to changing economic conditions, our sales to educational institutions may be negatively impacted by these changed conditions.  Any reduction in spending on information technology systems by educational institutions would likely materially and adversely affect our business and results of operations.  This is a specific example of the many factors which add additional uncertainty to our future revenue from our education end-customers.

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

We have in the past, currently are and will likely in the future pursue or be subject to claims or lawsuits in the normal course of our business. In addition to the risks related to the intellectual property lawsuits described above, we are currently parties to other litigation as described in Note 9 to our Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report. Regardless of the result, litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a lawsuit in which we are a defendant could result in a court order against us or payments to other parties that would have an adverse effect on our business, results of operations or financial condition. Even if we are successful in prosecuting claims and lawsuits, we may not recover damages sufficient to cover our expenses incurred to manage, investigate and pursue the litigation. In addition, subject to certain limitations, we may be obligated to indemnify our current and former customers, suppliers, directors, officers and employees in certain lawsuits. We may not have adequate insurance coverage to cover all of our litigation costs and liabilities.

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

We primarily rely on our manufacturing partners: Alpha Networks; Senao Networks; Benchmark Electronics; Foxconn, Delta Networks and LiteOn and select other partners to manufacture our products. We have experienced delays in product shipments from some of our manufacturing partners in the past, which in turn delayed product shipments to our customers. These or similar problems may arise in the future, such as delivery of products of inferior quality, delivery of insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results. In addition, any natural disaster or business interruption to our manufacturing partners could significantly disrupt our business. While we maintain strong relationships with our manufacturing partners, our agreements with these manufacturers are generally of limited duration and pricing, quality and volume commitments are negotiated on a recurring basis. The failure to maintain continuing agreements with our manufacturing partners could adversely affect our business. We intend to introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers.

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

Our ability to successfully implement our business plan and comply with regulations requires an effective planning and management process. We need to continue improving our existing, and implement new, operational and financial systems, procedures and controls. We need to ensure that any businesses acquired, including the WLAN Business and Campus Fabric Business, are appropriately integrated in our financial systems. Any delay in the implementation of, or disruption in the integration of acquired businesses, or delay and disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis, or to forecast future results.

Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.

Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax (or “repatriation tax”) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

While our analysis and interpretation of this legislation is preliminary and ongoing, based on our current evaluation, we do not expect the reduction of the U.S. corporate income tax rate will have a materially adverse impact to our earnings given our U.S. valuation allowance.  We also do not currently believe the one-time transition tax will have a materially adverse impact given our ability to utilize existing tax attributes.  An estimate of the impact was recorded in the second quarter of the fiscal year ending 2018, the period in which the tax legislation was enacted, however, these amounts may be subject to further adjustment in subsequent periods throughout fiscal 2018 in accordance with recent interpretive guidance issued by the SEC as well as future regulatory guidance.  We believe the limitation on interest deductions, the expanded limitation on executive compensation deductions and the anti-base erosion provisions in the legislation may negatively impact our cash flows going forward.  There may be other material adverse effects resulting from the legislation that we have not yet identified.

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

Our future effective tax rate in particular could be adversely affected by a change in ownership pursuant to U.S. Internal Revenue Code Section 382. If a change in ownership occurs, it may limit our ability to utilize our net operating losses to offset our U.S. taxable income. If U.S. taxable income is greater than the change in ownership limitation, we will pay a higher rate of tax with respect to the amount of taxable income that exceeds the limitation. This could have a material adverse impact on our results of operations. On April 26, 2012, we adopted an Amended and Restated Rights Agreement to help protect our assets (the “Rights Agreement”). In general, this does not allow a stockholder to acquire more than 4.95% of our outstanding common stock without a waiver from our board of directors, who must take into account the relevant tax analysis relating to potential limitation of our net operating losses. Our Rights Agreement is effective through May 31, 2018.

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

While the full effects of the referendum will not be known for some time, the referendum and beginnings of the British exit from the European Union could cause disruptions to, and create uncertainty surrounding, our business with customers in the United Kingdom. One of the effects of the referendum to date includes currency exchange rate fluctuations that have or may in the future result in the strengthening of the U.S. Dollar against the U.K. Pound Sterling. A weaker U.K. Pound Sterling means that revenues earned in U.K. Pounds Sterling translate to lower reported U.S. Dollar revenues. A weaker U.K. Pound Sterling also means that expenses incurred in U.K. Pounds Sterling translate to lower reported U.S. Dollar expenses. In addition, any future increases in the value of the U.S. Dollar relative to the U.K. Pounds Sterling could make the sale of our products less competitive in the United Kingdom.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable

Item 3. Defaults Upon Senior Securities - Not applicable

Item 4. Mine Safety Disclosure - Not Applicable

Item 5. Other Information – Not Applicable

Item 6. Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

2.1	Asset Purchase Agreement, dated October 3, 2017, by and between Extreme Networks, Inc. and Brocade Communications Systems, Inc.	8-K	10/3/17	2.1

10.1	Third Amendment to the Amended and Restated Credit Agreement, dated as of October 26, 2017, by and among the Company, as borrower, the several banks and other financial institutions or entities party thereto as lenders, and Silicon Valley Bank, as administrative agent and collateral agent.	8-K	10/30/17	10.1

10.2	Consent Agreement Re: Termination of Prior Asset Purchase Agreement, dated as of October 3, 2017, by and among LSI Corporation, Broadcom Corporation and Extreme Networks, Inc.	8-K	10/03/17	10.1

10.4*	Extreme Networks, Inc. Amended and Restated 2013 Equity Incentive Plan.	S-8	12/01/17	99.1

10.5	Lease by and between SI 64, LLC, (“Landlord”) and Extreme Networks, Inc., (“Tenant”) (6480 Via Del Oro) dated November 6, 2017.				X

10.6	Lease by and between SI 33, LLC, (“Landlord”) and Extreme Networks, Inc., (“Tenant”) (6377 San Ignacio Avenue) dated November 6, 2017.				X

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1**	Section 906 Certification of Chief Executive Officer.				X

32.2**	Section 906 Certification of Chief Financial Officer.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

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

February 8, 2018