Form 10-Q
period 2018-03-31
EXTREME NETWORKS INC
filed 2018-05-10
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at May 4, 2018, was 115,892,565

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED 2018

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2018	June 30, 2017
		(As adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$103,177	$130,450
Accounts receivable, net of allowance for doubtful accounts of $1,796 at March 31, 2018 and $1,190 at June 30, 2017	188,408	93,115
Inventories	77,756	47,410
Prepaid expenses and other current assets	26,659	27,867
Total current assets	396,000	298,842
Property and equipment, net	86,487	30,240
Intangible assets, net	85,406	25,337
Goodwill	129,244	80,216
Other assets	43,348	25,065
Total assets	$740,485	$459,700
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$24,720	$12,280
Accounts payable	90,800	31,587
Accrued compensation and benefits	40,591	42,662
Accrued warranty	12,812	10,584
Deferred revenue	117,741	79,048
Other accrued liabilities	77,042	37,044
Total current liabilities	363,706	213,205
Deferred revenue, less current portion	38,828	25,293
Long-term debt, less current portion	153,958	80,422
Deferred income taxes	5,628	6,576
Other long-term liabilities	65,440	8,526
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 115,752,827 shares issued and outstanding at March 31, 2018 and 110,924,508 shares issued and outstanding at June 30, 2017	116	111
Additional paid-in-capital	935,726	909,155
Accumulated other comprehensive loss	(471)	(2,302)
Accumulated deficit	(822,446)	(781,286)
Total stockholders’ equity	112,925	125,678
Total liabilities and stockholders’ equity	$740,485	$459,700

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
		(As adjusted)		(As adjusted)
Net revenues:
Product	$203,527	$111,321	$543,151	$319,469
Service	58,477	37,875	161,691	108,708
Total net revenues	262,004	149,196	704,842	428,177
Cost of revenues:
Product	94,485	52,275	253,002	159,151
Service	24,536	14,117	67,490	40,684
Total cost of revenues	119,021	66,392	320,492	199,835
Gross profit:
Product	109,042	59,046	290,149	160,318
Service	33,941	23,758	94,201	68,024
Total gross profit	142,983	82,804	384,350	228,342
Operating expenses:
Research and development	50,920	24,691	131,112	67,003
Sales and marketing	72,240	38,790	193,460	116,674
General and administrative	11,707	9,612	35,561	27,296
Acquisition and integration costs, net of bargain purchase gain	9,316	3,418	47,675	9,908
Restructuring and related charges, net of reversals	4,920	7,719	4,920	9,572
Amortization of intangibles	2,101	1,193	6,461	7,510
Total operating expenses	151,204	85,423	419,189	237,963
Operating loss	(8,221)	(2,619)	(34,839)	(9,621)
Interest income	740	236	2,104	374
Interest expense	(4,044)	(1,177)	(8,763)	(3,000)
Other income (expense), net	(359)	(251)	2,125	551
Loss before income taxes	(11,884)	(3,811)	(39,373)	(11,696)
Provision for income taxes	1,729	1,166	1,787	3,252
Net loss	$(13,613)	$(4,977)	$(41,160)	$(14,948)
Basic and diluted net loss per share:
Net loss per share - basic	$(0.12)	$(0.05)	$(0.36)	$(0.14)
Net loss per share - diluted	$(0.12)	$(0.05)	$(0.36)	$(0.14)
Shares used in per share calculation - basic	115,059	109,213	113,641	107,531
Shares used in per share calculation - diluted	115,059	109,213	113,641	107,531

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
		(As adjusted)		(As adjusted)
Net loss:	$(13,613)	$(4,977)	$(41,160)	$(14,948)
Other comprehensive income (loss), net of tax:
Available for sale securities:
Change in unrealized gains on available for sale securities	503	—	740	—
Net change in foreign currency translation adjustments	304	749	1,091	(225)
Other comprehensive income (loss), net of tax:	807	749	1,831	(225)
Total comprehensive loss	$(12,806)	$(4,228)	$(39,329)	$(15,173)

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31, 2018	March 31, 2017
		(As adjusted)
Cash flows from operating activities:
Net loss	$(41,160)	$(14,948)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	15,417	7,716
Amortization of intangible assets	17,771	13,781
Provision for doubtful accounts	1,566	21
Stock-based compensation	19,646	9,328
Deferred income taxes	(1,900)	1,507
Non-cash restructuring and related charges	—	2,578
Realized gain on sale of non-marketable equity investment	(3,757)	—
Realized gain on bargain purchase	(5,030)	—
Other non-cash items	2,441	457
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(45,376)	7,232
Inventories	5,122	4,724
Prepaid expenses and other assets	(3,711)	8,031
Accounts payable	28,912	4,907
Accrued compensation and benefits	(4,779)	(1,322)
Deferred revenue	10,365	(6,245)
Other current and long-term liabilities	2,743	6,194
Net cash (used in) provided by operating activities	(1,730)	43,961
Cash flows from investing activities:
Capital expenditures	(21,999)	(7,832)
Business acquisitions	(97,581)	(51,088)
Proceeds from sale of non-marketable equity investment	4,922	—
Deposit related to an acquisition	—	(10,239)
Net cash used in investing activities	(114,658)	(69,159)
Cash flows from financing activities:
Borrowings under Term Loan	100,000	48,250
Repayments of debt	(13,278)	(7,775)
Loan fees on borrowings	(1,494)	(1,327)
Proceeds from issuance of common stock, net of tax withholding	4,657	9,180
Payments of contingent consideration	(671)	—
Net cash provided by financing activities	89,214	48,328
Foreign currency effect on cash	(99)	28
Net (decrease) increase in cash and cash equivalents	(27,273)	23,158

Cash and cash equivalents at beginning of period	130,450	94,122
Cash and cash equivalents at end of period	$103,177	$117,280

Non-cash investing activities:
Unpaid capital expenditures	$12,608	$963

See accompanying notes to the condensed consolidated financial statements.

 EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Extreme Networks, Inc., together with its subsidiaries (collectively referred to as “Extreme” or the “Company”), is a leader in providing software-driven networking solutions for enterprise customers.  The Company conducts its sales and marketing activities on a worldwide basis through distributors, resellers and the Company’s field sales organization. Extreme was incorporated in California in 1996 and reincorporated in Delaware in 1999.

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at March 31, 2018. The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for fiscal 2018 or any future periods.

Effective July 1, 2017, the Company adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards, as indicated by the “as adjusted” footnote.

Fiscal Year

The Company uses a fiscal calendar year ending on June 30.  All references herein to “fiscal 2018” or “2018” represent the fiscal year ending June 30, 2018.  All references herein to “fiscal 2017” or “2017” represent the fiscal year ended June 30, 2017.

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

Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Estimates are used for, but are not limited to, the accounting for the allowances for doubtful accounts and sales returns, determining the fair value of acquired assets and assumed liabilities, estimated selling prices, inventory valuation and purchase commitments, depreciation and amortization, impairment of long-lived assets including goodwill, warranty accruals, restructuring liabilities, measurement of share-based compensation costs, measurements of contingent consideration and income taxes. Actual results could differ from these estimates.

2. Business Combinations

The Company completed three acquisitions during the nine months ended March 31, 2018. The acquisitions have been accounted for using the acquisition method of accounting.  The purchase price has been allocated on a preliminary basis to tangible and identifiable intangible assets acquired and liabilities assumed. The fair value of working capital related items, such as other current assets and accrued liabilities, approximated their book values at the date of acquisition.  Inventories were valued at fair value using the net realizable value approach.  The fair value of property and equipment was determined using a cost approach.  The fair value of the acquired deferred revenue was estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to provide the contracted deliverables plus an assumed profit.  The total costs including the assumed profit were adjusted to present value using a discount rate considered appropriate. The resulting fair value approximates the amount that the Company would be required to pay to a third party to assume the obligation.  Valuations of the intangible assets were valued using income approaches based on management projections, which we consider to be Level 3 inputs. The Company also continues to analyze the tax implications of the acquisition of the intangible assets which may ultimately impact the overall level of goodwill associated with the acquisition.

The final purchase price allocation for all assets acquired and liabilities assumed is pending the finalization of valuations as additional information is gathered surrounding events that existed as of the acquisition date, which may result in an adjustment to the preliminary purchase price allocation. Also, additional information which existed as of the acquisition dates, but was unknown to the Company at that time, may become known to the Company during the remainder of the measurement period (up to one year from the acquisition dates), and may result in a change in the purchase price allocation.  While management believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. Results of operations of the acquired entities are included in the Company’s operations beginning with the closing date of each acquisition.

Fiscal 2018 Acquisitions

Data Center Business

The Company completed its acquisition of the data center business (the “Data Center Business”) of Brocade Communication Systems, Inc.’s (“Brocade”) on October 27, 2017 (the “Data Center Closing Date”), pursuant to an Asset Purchase Agreement (the “Data Center Business APA”) dated as of October 3, 2017, by and between the Company and Brocade. Under the terms and conditions of the Data Center Business APA, the Company acquired customers, employees, technology and other assets of the Data Center Business as well as assumed certain contracts and other liabilities of the Data Center Business.

The fair value of consideration transferred on the Data Center Business Closing Date includes:

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

•	an amount payable due to the excess working capital acquired over the target working capital agreed upon in the Data Center Business APA, and,
•	portion of the fair value of replacement stock awards granted to employees assumed from Brocade for which their services were provided prior to the Data Center Business Closing Date.

The components of aggregate estimated purchase consideration are as follows (in thousands):

Estimated purchase consideration	October 27, 2017
Cash paid to sellers at closing	$23,000
Deferred payments	18,430
Contingent consideration	34,100
Working capital adjustment	6,534
Replacement of stock-based awards	2,273
Aggregate estimated purchase consideration	$84,337

The following table below summarizes the preliminary allocation as of March 31, 2018 of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

	Preliminary Allocation as of December 31, 2017	Change during three months ended March 31, 2018		Preliminary Allocation as of March 31, 2018
Accounts receivables	$33,488	$—		$33,488
Inventories	19,973	(39)	(a)	19,934
Prepaid expenses and other current assets	988	—		988
Property and equipment	29,160	—		29,160
Other assets	4,734	—		4,734
Accounts payable and accrued expenses	(15,850)	113	(b)	(15,737)
Deferred revenue	(33,519)	494	(c)	(33,025)
Net tangible assets acquired	38,974	568		39,542
Identifiable intangible assets	28,600	3,600	(d)	32,200
Goodwill	16,763	(4,168)		12,595
Total intangible assets acquired	45,363	(568)		44,795
Total net assets acquired	$84,337	$—		$84,337

The changes during the period in the table above include: a) additional information regarding the existence of inventories and unpaid invoices as of the acquisition date, b) additional information on unpaid invoices as of the acquisition date, c) an adjustment of the fair value of deferred maintenance revenue and d) revised fair value based on adjustments to discount rate used in the models for usefulness of identifiable intangible assets.

The following table presents details of the identifiable intangible assets acquired as part of the acquisition (dollars in thousands):

Intangible Assets	Estimated Useful Life (in years)	Amount
Developed technology	2 - 5	$25,400
Customer relationships	5	5,400
Trade names	4	1,400
Total identifiable intangible assets		$32,200

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

The results of operations of the Data Center Business are included with those of the Company beginning October 28, 2017.  The Data Center Business revenue for the nine months ended March 31, 2018 was $90.2 million and has been incorporated into the revenue of the Company.  The associated expenses of the Data Center Business have been incorporated with the results of operations of the Company as a product line and, therefore, stand-alone operating results are not available.  In the three and nine months ended March 31, 2018 the Company incurred $5.0 million and $38.8 million, respectively, of acquisition and integration related expenses associated with the acquisition of the Data Center Business, including a $25.0 million consent fee paid to terminate a previous asset purchase agreement entered into by the Company to purchase the Data Center Business from Broadcom Corporation, in anticipation of Broadcom’s proposed acquisition of Brocade. The fee was paid to allow the Company to buy the Data Center Business directly from Brocade.  Such acquisition-related costs are included in “Acquisition and integration costs, net of bargain purchase gain” in the accompanying condensed consolidated statements of operations. The costs, which the Company expensed as incurred, consist primarily of professional fees to financial and legal advisors and IT consultants.

Campus Fabric Business

The Company completed its acquisition of Avaya Inc.’s. (“Avaya”) fabric-based secure networking solutions and network security solutions business (the “Campus Fabric Business”) on July 14, 2017, (the “Campus Fabric Business Closing Date”) pursuant to an Asset Purchase Agreement (the “Campus Fabric Business APA”) dated March 7, 2017.  Under the terms and conditions of the Campus Fabric Business APA, the Company acquired the customers, employees, technology and other assets of the Campus Fabric Business, as well as assumed certain contracts and other liabilities of the Campus Fabric Business, for total provisional consideration of $79.8 million, calculated as $100.0 million, less adjustments set forth in the Campus Fabric Business APA related to net working capital, deferred revenue, certain assumed lease obligations and certain assumed pension obligations for transferring employees of the Campus Fabric Business.  Pursuant to certain ancillary agreements, Avaya will also provide the Company with transition services for a period of time following the Campus Fabric Business Closing Date.

The following table below summarizes the preliminary allocation as of March 31, 2018 of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

	Preliminary Allocation as of December 31, 2017	Change during three months ended March 31, 2018		Preliminary Allocation as of March 31, 2018
Accounts receivables	$18,295	$417	(a)	$18,712
Inventories	15,545	—		15,545
Prepaid expenses and other current assets	673	(24)	(b)	649
Property and equipment	3,768	1,638	(c)	5,406
Other assets	5,311	(517)	(d)	4,794
Accounts payable and accrued expenses	(31,919)	(395)	(c)	(32,314)
Deferred revenue	(10,051)	1,057	(e)	(8,994)
Other long-term liabilities	(5,205)	—		(5,205)
Net tangible assets acquired	(3,583)	2,176		(1,407)
Identifiable intangible assets	46,900	(4,700)	(f)	42,200
In-process research and development	2,500	100	(f)	2,600
Goodwill	34,009	2,424		36,433
Total intangible assets acquired	83,409	(2,176)		81,233
Total net assets acquired	$79,826	$—		$79,826

The changes during the period in the table above include: a) additional information on accounts receivable as of the acquisition date, b) additional information on prepaid expenses as of the acquisition date, c) update on preliminary estimate of the fair value of property and equipment which led to an increase, d) an adjustment of the fair value of deferred maintenance revenue and associated deferred cost of revenue, e) additional information on unpaid invoices as of the acquisition date, and f) revised fair value based on revisions to estimated useful life of identifiable intangible assets and in-process research and development acquired.

The following table presents details of the identifiable intangible assets acquired as part of the acquisition (dollars in thousands):

Intangible Assets	Estimated Useful Life (in years)	Amount
Developed technology	2 - 4	$32,700
Customer relationships	4	5,100
Trade names	4 - 5	2,600
Backlog	1	1,800
Total identifiable intangible assets		$42,200

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

The Company also acquired an indefinite lived asset of $2.6 million which represents the fair value of in-process research and development activities.  During the three months ended March 31, 2018, the related research and development efforts were completed and the Company reclassified the in-process research and development of $2.6 million to developed technology and began recognizing amortization expense over its estimated useful life.

The results of operations of the Campus Fabric Business are included in the accompanying condensed consolidated results of operations beginning July 14, 2017.  The Campus Fabric Business revenue for the nine months ended March 31, 2018 was $127.7 million and has been incorporated into the revenue of the Company. The associated expenses of the Campus Fabric Business have been incorporated with the results of operations of the Company as a product line and, therefore, stand-alone operating results are not available. In the three and nine months ended March 31, 2018, the Company incurred $4.4 million and $13.9 million, respectively, of acquisition and integration related expenses associated with the acquisition of the Campus Fabric Business.  Such acquisition-related costs are included in “Acquisition and integration costs, net of bargain purchase gain” in the accompanying condensed consolidated statements of operations.  The costs, which the Company expensed as incurred, consist primarily of professional fees to financial and legal advisors and IT consultants and companies.

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

Net assets acquired included financing receivables of $13.7 million, lease equipment of $3.5 million and identifiable intangible assets of $0.8 million, and the fair value of the contingent consideration was $13.0 million. As the preliminary fair value of the net assets acquired exceeded the fair value of the purchase consideration, the Company recorded a bargain purchase gain of $5.0 million which is included in “Acquisition and integration costs, net of bargain purchase gain” in the accompanying condensed consolidated statements of operations.  Acquisition and integration related expenses associated with the acquisition of the CF Business were immaterial.

Fiscal 2017 Acquisition

On October 28, 2016, the Company completed its acquisition of the wireless local area network business (“WLAN Business”) from Zebra Technologies Corporation.  Under the terms of the WLAN Asset Purchase Agreement, the Company acquired customers, employees, technology and other assets as well as assumed certain contracts and other liabilities of the WLAN Business, for a net cash consideration to $49.5 million.  The following table below summarizes the final allocation of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

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

The unaudited pro forma financial information for the three and nine months ended March 31, 2018, combines the results for Extreme for the three and nine months ended March 31, 2018, which include the results of the Data Center Business, CF Business and Campus Fabric Business subsequent to their acquisition dates and their historical results up to the acquisition date.

The unaudited pro forma financial information for the three and nine months ended March 31, 2017, combines the historical results for Extreme for those periods, as adjusted for the adoption of Topic 606, with the historical results of the Data Center Business, CF Business and Campus Fabric Business for the three and nine months ended March 31, 2017, as well as the historical results of the WLAN Business prior to the WLAN Business acquisition date.

Pro forma results of operations from the Data Center Business, CF Business, Campus Fabric Business and WLAN Business acquisitions included in the pro forma results of operations for the three and nine months ended March 31, 2017 have not been adjusted for the adoption of Topic 606 because the Company determined that it is impractical to estimate the impact of the adoption.

The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
		(As adjusted)		(As adjusted)
Net revenues	$262,004	$267,176	$799,044	$911,611
Net loss	$(13,613)	$(40,235)	$(21,235)	$(136,207)
Net loss per share - basic	$(0.12)	$(0.37)	$(0.19)	$(1.27)
Net loss per share - diluted	$(0.12)	$(0.37)	$(0.19)	$(1.27)
Shares used in per share calculation - basic	115,059	109,213	113,641	107,531
Shares used in per share calculation - diluted	115,059	109,213	113,641	107,531

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

Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, Revenue from Contracts with Customers, which the Company adopted on July 1, 2017, using the retrospective method.  The Company derives the majority of its revenue from sales of its networking equipment, with the remaining revenue generated from service fees relating to maintenance contracts, professional services, and training for its products. The Company sells its products and maintenance contracts direct to customers and to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock its products and sell primarily to resellers.  The second tier of the distribution channel consists of a non-stocking distributors and value-added resellers that sell directly to end-users.  Products and services may be sold separately or in bundled packages.

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

Sales to stocking distributors are made under terms allowing certain price adjustments and limited rights of return (known as “stock rotation”) of the Company’s products held in their inventory. Revenue from sales to distributors is recognized upon the transfer of control to the distributor.  Frequently, distributors need to sell at a price lower than the contractual distribution price in order to win business, and submit rebate requests for Company pre-approval prior to selling the product through at the discounted price.  At the time the distributor invoices its customer or soon thereafter, the distributor submits a rebate claim to the Company to adjust the distributor’s cost from the contractual price to the pre-approved lower price. After the Company verifies that the claim was pre-approved, a credit memo is issued to the distributor for the rebate claim. In determining the transaction price, the Company considers these rebate adjustments to be variable consideration. Such price adjustments are estimated using the expected value method based on an analysis of actual claims, at the distributor level over a period of time considered adequate to account for current pricing and business trends. Stock rotation rights grant the distributor the ability to return certain specified amounts of inventory. Stock rotation adjustments are an additional form of variable consideration and are also estimated using the expected value method based on historical return rates. There were no material changes in the current period to the estimated variable consideration for performance obligations which were satisfied or partially satisfied during previous periods.

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  Certain of the Company’s contracts have multiple performance obligations, as the promise to transfer individual goods or services is separately identifiable from other promises in the contracts and, therefore, is distinct.  For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on its relative standalone selling price.  The stand-alone selling prices are determined based on the prices at which the Company separately sells these products.  For items that are not sold separately, the Company estimates the stand-alone selling prices using the best estimated selling price approach.

The Company’s performance obligations are satisfied at a point in time or over time as work progresses.  Substantially all of the Company’s product sales revenues as reflected on the condensed consolidated statements of operations for the three and nine months ended March 31, 2018 and 2017 are recognized at a point in time. Substantially all of the Company’s service revenue is recognized over time.  For revenue recognized over time, the Company uses an input measure, days elapsed, to measure progress.

On March 31, 2018, the Company had $156.6 million of remaining performance obligations, which is comprised of deferred maintenance revenue and services not yet delivered.  The Company expects to recognize approximately 33 percent of its remaining performance obligations as revenue in fiscal 2018, an additional 48 percent in fiscal 2019 and 19 percent of the balance thereafter.

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

Revenue recognized for the nine months ended March 31, 2018 and 2017, that was included in the deferred revenue balance at the beginning of each period was $66.7 million and $61.4 million, respectively. Revenue recognized for the three months ended March 31, 2018 and 2017 that was included in the deferred revenue balance at the beginning of each period was $50.6 million and $31.3 million, respectively.

Contract Costs.  The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.  Management expects that commission fees paid to sales representative as a result of obtaining service contracts and contract renewals are recoverable and therefore the Company capitalized them as contract costs in the amount of $3.1 million and $2.5 million at March 31, 2018 and June 30, 2017, respectively.  Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying condensed consolidated statements of operations.  Amortization recognized during the three months ended March 31, 2018 and 2017, was $0.5 million and $0.4 million, respectively.  Amortization recognized during the nine months ended March 31, 2018 and 2017 was $1.4 million and $1.1 million, respectively.  There was no impairment loss in relation to the costs capitalized.

Revenue by Category: The following table sets forth the Company’s revenue disaggregated by sales channel and geographic region based on the customer’s ship-to locations (in thousands, unaudited):

	Three Months Ended
	March 31, 2018			March 31, 2017
				(As adjusted)
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$76,392	$56,929	$133,321	$31,972	$47,367	$79,339
Other	4,288	6,165	10,453	1,559	1,901	3,460
Total Americas	80,680	63,094	143,774	33,531	49,268	82,799
EMEA:	58,668	36,120	94,788	32,090	20,136	52,226
APAC:	3,085	20,357	23,442	2,399	11,772	14,171
Total net revenues	$142,433	$119,571	$262,004	$68,020	$81,176	$149,196

	Nine Months Ended
	March 31, 2018			March 31, 2017
				(As adjusted)
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$181,415	$160,484	$341,899	$98,026	$112,592	$210,618
Other	13,417	20,252	33,669	5,779	14,772	20,551
Total Americas	194,832	180,736	375,568	103,805	127,364	231,169
EMEA:	165,856	97,647	263,503	99,459	61,026	160,485
APAC:	11,480	54,291	65,771	5,464	31,059	36,523
Total net revenues	$372,168	$332,674	$704,842	$208,728	$219,449	$428,177

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

4.Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The guidance is effective prospectively for fiscal years beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted, including adoption in any interim period. The Company does not expect the adoption of this guidance to have a material effect on its financial statements. This guidance will be effective for the Company beginning with its fiscal year 2019.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments to provide guidance on the classification of eight cash flow issues in order to reduce diversity in practice.  The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within that reporting period. The amendments in this update should be applied using a retrospective transition method to each period presented. If impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company does not expect the adoption of this guidance to have a material effect on its presentation of cash flows. This guidance will be effective for the Company beginning with its fiscal year 2019.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities.  The Company does not expect ASU 2016-01 will have a material effect on its consolidated financial statements and footnote disclosures. This guidance will become effective for the Company beginning with its fiscal year 2019.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities which is intended to allow companies to better align risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results by expanding and refining hedge accounting for both nonfinancial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption. This guidance is effective for the Company beginning with its fiscal year 2020.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under Topic 842, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the statement of operations will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of Topic 842 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, Topic 842 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures. This guidance will become effective for the Company beginning with its fiscal year 2020.

Recently Adopted Accounting Pronouncements

Revenues Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under Topic 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services.  In addition, Topic 606 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted Topic 606 on July 1, 2017, using the full retrospective method. This adoption primarily affected the Company’s accounting for distributor and resellers revenues from a primarily “sell-through” model, where revenue is recognized upon the sale from the distribution channel to the end customer, to the “sell-in” method where revenue is recognized upon transfer of control to its customers, including distributors. Under the sell-in method, the Company is required to make estimates at the time of shipment to its distributors of variable consideration as well as estimated returns under stock rotation rights granted to the distributors.  Additionally, the Company capitalizes contract acquisition costs such as commissions paid for maintenance services contracts in excess of one year.  Following the adoption of Topic 606, the revenue recognition for the Company’s other sales arrangements remained materially consistent with our historical practice.

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

See the tables at the end of this note for the effects of the adoption of Topic 606 on our condensed consolidated financial statements as of June 30, 2017, and for the three and nine months ended March 31, 2018 and 2017.  See Note 3. “Summary of Significant Accounting Policies” to our condensed consolidated financial statements for further discussion of the effects of the adoption of Topic 606 on our significant accounting policies.

Adjustments to Previously Reported Financial Statements from the Adoption of Accounting Pronouncements

The following table presents the effect of the adoption of Topic 606 on our condensed consolidated balance sheet (unaudited) as of June 30, 2017, (in thousands):

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

The following tables present the effect of the adoption of Topic 606 on our condensed consolidated statements of operations (unaudited) for the three and nine months ended March 31, 2017 (in thousands, except per share amounts):

	Three Months Ended March 31, 2017
	As Reported	Adjustment	As Adjusted
Net revenues
Product	$110,789	$532	$111,321
Service	37,875	—	37,875
Total net revenues	148,664	532	149,196

Cost of revenues
Product	52,401	(126)	52,275
Service	14,117	—	14,117
Total cost of revenues	66,518	(126)	66,392

Gross profit
Product	58,388	658	59,046
Service	23,758	—	23,758
Total Gross profit	82,146	658	82,804

Sales and marketing expenses	38,759	31	38,790
Operating loss	(3,246)	627	(2,619)
Net loss before tax	(4,438)	627	(3,811)
Net loss	$(5,604)	$627	$(4,977)

Basic and diluted net loss per share
Net loss per share - basic	$(0.05)		$(0.05)
Net loss per share - diluted	$(0.05)		$(0.05)

Shares used in per share calculation - basic	109,213		109,213
Shares used in per share calculation - diluted	109,213		109,213

	Nine Months Ended March 31, 2017
	As Reported	Adjustment	As Adjusted
Net revenues
Product	$310,709	$8,760	$319,469
Service	108,708	—	108,708
Total net revenues	419,417	8,760	428,177

Cost of revenues
Product	155,987	3,164	159,151
Service	40,684	—	40,684
Total cost of revenues	196,671	3,164	199,835

Gross profit
Product	154,722	5,596	160,318
Service	68,024	—	68,024
Total Gross profit	222,746	5,596	228,342

Sales and marketing expenses	116,824	(150)	116,674
Operating loss	(15,367)	5,746	(9,621)
Net loss before tax	(17,442)	5,746	(11,696)
Net loss	$(20,694)	$5,746	$(14,948)

Basic and diluted net loss per share
Net loss per share - basic	$(0.19)		$(0.14)
Net loss per share - diluted	$(0.19)		$(0.14)

Shares used in per share calculation - basic	107,531		107,531
Shares used in per share calculation - diluted	107,531		107,531

The following tables present the effect of the adoption of Topic 606 on our condensed consolidated statement of cash flows (unaudited) for the nine months ended March 31, 2017 (in thousands):

	Nine Months Ended March 31, 2017
	As Reported	Adjustment	As Adjusted
Cash flows from operating activities
Net loss	$(20,694)	$5,746	$(14,948)
Changes in operating assets and liabilities, net
Accounts receivable	(5,926)	13,158	7,232
Inventories	6,344	(1,620)	4,724
Prepaid expenses and other assets	8,181	(150)	8,031
Deferred distributors revenue, net of cost of sales to distributors	17,441	(17,441)	—
Other current and long-term liabilities	5,887	307	6,194
Net cash provided by operating activities	43,961	—	43,961
Cash flows from investing activities	(69,159)	—	(69,159)
Cash flows from financing activities	48,328	—	48,328
Foreign currency effect on cash	28	—	28
Net increase in cash and cash equivalents	$23,158	$—	$23,158

5.	Balance Sheet Accounts

Cash, Cash Equivalents and Marketable Securities

The following is a summary of cash, cash equivalents and marketable securities (in thousands):

	March 31, 2018	June 30, 2017
Cash	$98,677	$126,159
Cash equivalents	4,500	4,291
Total cash and cash equivalents	103,177	130,450
Marketable securities (consisting of available-for-sale securities)	2,091	—
Total cash, cash equivalents and marketable securities	$105,268	$130,450

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Marketable securities are recorded in “Prepaid expense and other current assets” in the accompanying condensed consolidated balance sheet as these are publicly-traded equity securities. Marketable securities are classified as available-for-sale and reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive loss” in the accompanying condensed consolidated balance sheets.

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

Inventories consist of the following (in thousands):

	March 31, 2018	June 30, 2017
		(As Adjusted)
Finished goods	$63,306	$46,620
Raw materials	14,450	790
Total Inventories	$77,756	$47,410

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	March 31, 2018	June 30, 2017
Computers and equipment	$69,712	$34,716
Purchased software	16,908	11,785
Office equipment, furniture and fixtures	18,143	10,852
Leasehold improvements	47,039	23,046
Total property and equipment	151,802	80,399
Less: accumulated depreciation and amortization	(65,315)	(50,159)
Property and equipment, net	$86,487	$30,240

Intangibles

The following tables summarize the components of gross and net intangible asset balances (dollars in thousands)

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
March 31, 2018
Developed technology	3.8 years	$117,500	$52,860	$64,640
Customer relationships	3.7 years	51,639	39,577	12,062
Maintenance contracts	0.6 years	17,000	15,016	1,984
Trade names	3.7 years	9,100	3,776	5,324
Backlogs	— years	1,800	1,800	—
License agreements	5.9 years	2,445	1,323	1,122
Other intangibles	1.9 years	1,382	1,108	274
Total intangibles, net		$200,866	$115,460	$85,406

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2017
Developed technology	5.3 years	$55,400	$42,689	$12,711
Customer relationships	3.3 years	40,300	37,567	2,733
Maintenance contracts	1.3 years	17,000	12,467	4,533
Trade names	4.3 years	5,100	2,846	2,254
License agreements	6.4 years	2,445	1,120	1,325
Other intangibles	2.7 years	1,382	1,001	381
Total intangibles, net with finite lives		121,627	97,690	23,937
In-process research and development, with indefinite life		1,400	—	1,400
Total intangibles, net		$123,027	$97,690	$25,337

During the three months ended September 30, 2017, in-process research and development of $1.4 million included in the above table was reclassified to developed technology upon completion of the project and is being amortized over its estimated useful life.

The amortization expense of intangibles for the periods presented is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Amortization in “Cost of revenues: Product”	$4,647	$995	$11,310	$6,271
Amortization of intangibles	2,101	1,193	6,461	7,510
Total amortization	$6,748	$2,188	$17,771	$13,781

The amortization expense that is recognized in “Cost of revenues: Product” is comprised of amortization for developed technology, license agreements and other intangibles.

Goodwill

The following table summarizes goodwill for the periods presented (in thousands):

March 31, 2018
Balance as of June 30, 2017	$80,216
Additions due to acquisitions	49,028
Balance at end of period	$129,244

During the nine months ended March 31, 2018, the Company completed acquisitions of the Campus Fabric Business and the Data Center Business, resulting in an additional goodwill of $36.4 million and $12.6 million, respectively.  See Note 2 for additional information related to the acquisitions.

Deferred Revenue

The Company offers for sale to its customers, renewable support arrangements that range from one to five years as well as professional and training services, which results in deferred revenue.

Debt

The Company’s debt is comprised of the following (in thousands):

	March 31, 2018	June 30, 2017
Current portion of long-term debt:
Term Loan	$25,260	$12,444
Less: unamortized debt issuance costs	(540)	(164)
Current portion of long-term debt	$24,720	$12,280

Long-term debt, less current portion:
Term Loan	$145,173	$71,268
Revolver	10,000	10,000
Less: unamortized debt issuance costs	(1,215)	(846)
Total long-term debt, less current portion	153,958	80,422
Total debt	$178,678	$92,702

In connection with the closing of Campus Fabric Business discussed in Note 2, the Company entered into the Second Amendment to the Amended and Restated Credit Agreement (“Second Amendment”), which amended the Amended and Restated Credit Agreement, dated as of October 28, 2016 (the “Credit Facility”), by and among the Company, as borrower, Silicon Valley Bank, as administrative agent and collateral agent, and lenders. Among other things, the Second Amendment (i) increased the amount of the available borrowing under the Credit Facility from $140.5 million to $243.7 million, composed of (a) the five-year term loan (“Term Loan”) in a principal amount of up to $183.7 million and (b) the five-year revolving credit facility (“Revolver”) in a principal amount of up to $60.0 million, (ii) extends the maturity date under the existing Term Loan and the termination date under the existing Revolver, (iii) provides for an uncommitted additional incremental loan facility in the principal amount of up to $50.0 million (“Incremental Facility”), and (iv) joins certain additional banks, financial institutions and institutional lenders as lenders pursuant to the terms of the Credit Facility.  On July 14, 2017, the Company borrowed $80.0 million under the Term Loan which was used to fund the purchase of Campus Fabric Business.

In connection with the closing of the acquisition of the Data Center Business discussed in Note 2, the Company entered into the Third Amendment to the Credit Facility (the “Third Amendment”) on October 26, 2017. Among other things, the Third Amendment (i) amends the negative covenant governing dispositions to increase the general dispositions basket for the fiscal year of the Company ending June 30, 2018, and (ii) amends certain definitions and provisions to update certain references to the Data Center Business Purchase Agreement (as defined above). On the Data Center Business Closing Date, the Company borrowed $20.0 million on the Term Loan to partially fund the acquisition of the Data Center Business.

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

The Company had $1.2 million of outstanding letters of credit and $48.8 million of availability under the Revolver as of March 31, 2018.

On May 1, 2018, the Company terminated the Credit Facility.

On May 1, 2018, the Company entered into a Credit Agreement (the “New Credit Agreement”), by and among the Company, as borrower, BMO Harris Bank N.A., as an issuing lender and swingline lender, Bank of Montreal, as administrative and collateral agent, and the financial institutions or entities that are a party thereto as lenders.  The New Credit Agreement provides for a $40 million five-year revolving credit facility (the “New Revolver”) and a $190 million five-year term loan (the “New Term Loan” and together with the New Revolver, the “New Senior Secured Credit Facilities”). On May 1, 2018, the Company borrowed $200 million under the New Senior Secured Credit Facilities in order to pay off existing debt and for general corporate purposes.

See Note 14 (Subsequent Events) to the condensed consolidated financial statements for more information on the New Credit Agreement.

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

Upon issuance of a standard product warranty, the Company discloses and recognizes a liability for the obligations it assumes under the product warranty. The following table summarizes the activity related to the Company’s product warranty liability during the three and nine months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
		(As adjusted)		(As adjusted)
Balance beginning of period	$13,010	$10,790	$10,584	$9,998
Warranties assumed due to acquisitions	—	—	3,682	2,034
New warranties issued	2,872	1,893	6,801	3,997
Warranty expenditures	(3,070)	(2,080)	(8,255)	(5,426)
Balance end of period	$12,812	$10,603	$12,812	$10,603

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

Other long-term liabilities

The following is a summary of long-term liabilities (in thousands):

	March 31, 2018	June 30, 2017
Acquisition related deferred payments, less current portion	$14,147	$—
Acquisition-related contingent consideration obligations, less current portion	33,256	—
Other	18,037	8,526
Total other long-term liabilities	$65,440	$8,526

Advertising

All advertising costs are expensed as incurred.  Advertising expenses for three and nine months ended March 31, 2018 and 2017, were immaterial.

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth major customers accounting for 10% or more of our net revenues:

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
		(As adjusted)		(As adjusted)
Westcon Group Inc.	14%	10%	14%	11%
Tech Data Corporation	14%	13%	13%	15%
Jenne Corporation	13%	14%	11%	14%

The following customers account for more than 10% of the Company’s accounts receivable outstanding as of March 31, 2018, Tech Data 18% and Westcon Group 14%

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

March 31, 2018	Level 1	Level 2	Level 3	Total
Assets
Investments:
Money market funds	$4,500	$—	$—	$4,500
Marketable securities	2,091	—	—	2,091
Total assets measured at fair value	$6,591	$—	$—	$6,591
Liabilities
Acquisition-related contingent consideration obligations	$—	$—	$46,526	$46,526
Total liabilities measured at fair value	$—	$—	$46,526	$46,526

June 30, 2017	Level 1	Level 2	Level 3	Total
Assets
Investments:
Money market funds	$4,291	$—	$—	$4,291
Investment in non-marketable equity	—	—	3,000	3,000
Total assets measured at fair value	$4,291	$—	$3,000	$7,291

Level 1 investments:

The Company holds investments in equity securities acquired from the sale of an investment in non-marketable equity securities during the first quarter of fiscal 2018, which is classified as available-for-sale marketable securities at Level 1 as the investments have readily determinable fair value (see below, Level 3 investments). An unrealized holding gain on the investments was $0.7 million as of March 31, 2018.

Level 2 assets and liabilities:

The Company includes U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations for which quoted prices are available as Level 2. There were no transfers of assets or liabilities between Level 1 and Level 2 for the periods presented.

The fair value of the borrowings under the Credit Facility is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Due to the short duration until maturity of the credit facility, the fair value approximates the face amount of the Company’s indebtedness of $178.7 million and $93.7 million as of March 31, 2018 and June 30, 2017, respectively. Such differences are immaterial for all periods presented.

Level 3 assets and liabilities:

Certain of the Company’s assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

As of June 30, 2017, the Company reflected its non-marketable equity investment as Level 3 in the fair value hierarchy as it is based on unobservable inputs that market participants would use in pricing this asset due to the absence of recent comparable market transactions and inherent lack of liquidity.  During fiscal 2015, the Company purchased a $3.0 million equity interest in a company that operated in the enterprise software platform industry.  The Company did not enter into any other transactions with the investee during fiscal 2017 or the first quarter of fiscal 2018.   During the three months ended September 30, 2017, the investee was acquired by a third party.  The Company received $6.8 million as consideration for its equity interest in the investee, including $5.4 million in cash and 65,937 shares of the third party’s publicly-traded common stock with a market value of $1.4 million. During the first quarter of fiscal 2018, the Company received $5.8 million of the consideration, consisting of $4.9 million in cash and 41,685 shares with a market value of $0.9 million. The remainder of the consideration consisting of $0.5 million of cash and $0.5 million of shares will remain in escrow for a period of 18 months from the date of sales for general representations and warranties. A gain of $3.8 million related to this sale was recorded in “Other income (expense), net” in the accompanying condensed consolidated statement of operations for the nine months ended March 31, 2018. The 41,685 shares received and 23,252 shares held in escrow as of March 31, 2018 were considered Level 1 investments as these have readily determinable fair value and quoted prices in active markets.

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

The change in the acquisition-related contingent consideration obligations is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2018	March 31, 2018
Beginning balance	$47,030	$—
Initial fair value measurements	—	47,030
Payments	(671)	(671)
Accretion on discount	1,401	1,401
Change in fair value	(1,234)	(1,234)
Ending balance	$46,526	$46,526

There were no transfers of assets or liabilities between Level 2 and Level 3 during the first nine months of fiscal year 2018 or 2017. There were no impairments recorded for the first nine months of fiscal 2018 or 2017.

7.Share-based Compensation

Shares reserved for issuance

The Company had reserved for issuance for the periods noted (in thousands):

	March 31, 2018	June 30, 2017
2014 Employee Stock Purchase Plan	5,365	7,785
Employee stock options and awards outstanding	10,405	9,726
2013 Equity Incentive Plan shares available for grant	11,944	7,629
Total shares reserved for issuance	27,714	25,140

Share-based compensation expense recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Cost of product revenue	$163	$73	$389	$262
Cost of service revenue	354	56	783	475
Research and development	2,367	625	5,247	2,593
Sales and marketing	2,735	809	7,077	3,129
General and administrative	2,199	911	6,150	2,869
Total share-based compensation expense	$7,818	$2,474	$19,646	$9,328

During the nine months ended March 31, 2018 or 2017, the Company did not capitalize any share-based compensation expense in inventory, as the amounts were immaterial.

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

The following table summarizes stock award activity for the nine months ended March 31, 2018 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Market Value
Non-vested stock awards outstanding at June 30, 2017	6,664	$4.66	$61,440
Granted	4,335	11.26
Vested	(2,488)	3.75
Cancelled	(374)	7.23
Non-vested stock awards outstanding at March 31, 2018	8,137	$8.34	$90,084

The following table summarizes stock option activity for the nine months ended March 31, 2018 (in thousands, except per share and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2017	3,062	$4.06	4.19	$15,868
Exercised	(779)	4.56
Cancelled	(15)	4.25
Options outstanding at March 31, 2018	2,268	$3.89	3.11	$16,283
Vested and expected to vest at March 31, 2018	2,268	$3.89	3.11	$16,283
Exercisable at March 31, 2018	1,961	$4.10	2.95	$13,670

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

During the first quarter of fiscal 2018, the Company approved the grant of 1,154,014 stock awards to its vice president level employees or above (“VPs”), including 560,344 stock awards to its Executive Officers, and 939,925 stock awards to its other employees.  Fifty percent (50%) of the stock awards granted to the VPs, except the chief executive officer, were in the form of PSUs, with grant date fair values of $10.90, and fifty percent (50%) of the stock awards granted were in the form of service-based RSUs. The Company’s chief executive officer received sixty percent (60%) of his stock award grant in the form of PSUs, while forty percent (40%) of this award were in the form of RSUs, with a grant date fair value of $10.90.  The RSUs vest from the original grant date as to one-third (1/3) on the one-year anniversary and one-twelfth (1/12) each quarter thereafter, subject to continued service to the Company.   No PSUs were granted during the second quarter of fiscal 2018.

For the PSUs referenced in the preceding paragraph, they will be considered earned once the Company’s combined earnings per share equals or exceeds $0.32 for two consecutive quarters (the “FY18 Performance Threshold”).  Upon satisfying the FY18 Performance Threshold, the PSUs shall vest with respect to the same number of RSUs that have vested which were granted on the same date and thereafter, shall vest on the same schedule as the RSUs, subject to continued service to the Company.  If the FY18 Performance Threshold is not met by the third anniversary of the grant date the award is canceled.  In addition, the FY18 Performance Threshold shall be deemed satisfied upon the closing of a Change in Control (within the meaning of the Company’s 2013 Equity Incentive Plan) in the event the per share consideration received by the Company’s stockholders equals or exceeds $16.00 per share.

During the three and nine months ended March 31, 2018, none of the PSU grants referenced above achieved their FY18 Performance Threshold.

During the third quarter of fiscal 2018, the Company approved the grant of 100,000 stock awards with market-based vesting criteria to certain VPs with grant date fair values ranging from $10.61 to $12.19 determined by using the Monte-Carlo simulation model.

During the first quarter of fiscal 2017, the Company approved the grant of 1,505,120 stock awards to its VPs, including 680,000 stock awards to its Executive Officers, and 1,053,300 stock awards to other Company employees.  Fifty percent (50%) of the stock awards granted to the VPs were in the form of PSUs, with grant date fair values ranging from $3.02 to $3.09, and fifty percent (50%) of the stock awards granted were in the form of RSUs.   The RSUs vest from the original grant date as to one-third (1/3) on the one-year anniversary and one-twelfth (1/12) each quarter thereafter, subject to continued service to the Company.  No PSUs were granted during the second quarter of fiscal 2017.

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

The fair value of each share purchase option under the Company’s 2014 Employee Stock Purchase Plan (“ESPP”) is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table.  The expected term of the ESPP represents the term of the offering period of each option.  The risk-free rate is based upon the estimated life and on the U.S. Treasury yield curve in effect at the time of grant.  Expected volatility is based on the historical volatility on the Company’s stock.

There were 1,151,759 and 1,114,707 shares issued under the ESPP during the three months ended March 31, 2018 and 2017, respectively.  There were 2,419,689 and 2,218,306 shares issued under the ESPP during the nine months ended March 31, 2018 and 2017, respectively. The following assumptions were used to calculate the fair value of shares granted under the ESPP during the following periods:

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	1.15%	0.40%	1.64%–1.15%	0.40%
Volatility	42%	37%	42%	40%–37%
Dividend yield	—%	—%	—%	—%

The weighted-average fair value of shares granted under the ESPP during the three months ended March 31, 2018 and 2017 was $4.00 and $1.34, respectively. The weighted-average fair value of shares granted under the ESPP during the nine months ended March 31, 2018 and 2017 was $3.26 and $1.24, respectively.

8.	Restructuring Charges

2018 Restructuring

In the third quarter of fiscal 2018, the Company announced and began executing a reduction-in-force (the “2018 Restructuring”) to re-align the Company’s resources as a result of the Company’s recent acquisitions of the Campus Fabric Business and the Data Center Business. The Company recorded $4.9 million related to employee severance and benefits expenses during the three months ended March 31, 2018.

2017 Restructuring

The Company recorded restructuring charges, net of $7.7 million and $9.6 million for the three and nine months ended March 31, 2017, respectively.  Pursuant with the WLAN Business acquisition from Zebra, the Company assumed a facility lease located at and transferred its headquarters to 6480 Via del Oro, San Jose, California.  The Company consolidated its existing workforce from the Company’s previous headquarters location on Rio Robles Drive in San Jose, California, with employees assumed from Zebra at the Via del Oro site and exited the Rio Robles site on January 31, 2017.  Due to the Company’s cease use of the Rio Robles facility and abandonment of all leasehold improvements, it accelerated the amortization of the remaining leasehold improvements balance for this site over the shortened service period such that the leasehold improvements were fully amortized on the cease-use date.  The Company recorded accelerated amortization expense for the three and nine months ended March 31, 2017 of $0.9 million and $2.6 million respectively, and it is reflected in “Restructuring and related charges, net of reversals” in the condensed consolidated statements of operations.

The Company entered into an agreement to sublease its Rio Robles California site during the third quarter of fiscal 2017.  The sublease is for the remaining duration of the Company’s lease. The sublease resulted in adjustments to the prior estimates for the amount of sublease payments, timing of sublease activities and real estate commissions associated with the sublease.  The net adjustments resulted in a charge of $1.5 million during the third quarter of fiscal 2017.   Previously, in the second quarter of fiscal 2017, the Company had modified its estimated future obligations for non-cancelable lease payments and related future sub-leasing income and recorded charges of $0.1 million.  The excess facilities payments will continue through fiscal year 2023, due to the length of the lease agreements.

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

Total restructuring and related liabilities consist of (in thousands):

	Excess Facilities	Severance Benefits	Other	Total
Balance as of June 30, 2017	$2,184	$1,853	$85	$4,122
Period charges	—	4,920	—	4,920
Period payments	(516)	(4,198)	(73)	(4,787)
Balance as of March 31, 2018	$1,668	$2,575	$12	$4,255
Less: current portion included in Other accrued liabilities				2,920
Restructuring accrual included in Other long-term liabilities				$1,335

9.	Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufactures to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the Company’s forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of March 31, 2018, the Company had non-cancelable commitments to purchase $151.5 million of such inventory.  As of March 31, 2018 the Company had non-cancelable software and maintenance support commitments to purchase $17.5 million of software and support services.

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

Brazilian Tax Assessment Matter

On May 28, 2007, the Public Treasury Department of the State of Sao Paolo, Brazil (the “Tax Authority”) assessed our Brazilian subsidiary, Enterasys Networks do Brasil Ltda. (“Enterasys Brasil”), based on an alleged underpayment of taxes.  The Tax Authority also charged interest and penalties with respect to the assessment (collectively, the “ICMS Tax Assessment”).  The Tax Authority denied Enterasys Brasil the use of certain presumed tax credits granted by the State of Espirito Santo, Brazil under the terms of the FUNDAP program for the period from February 2003 to December 2004.  The value of the disallowed presumed tax credits is BRL 3.4 million (approximately U.S. $1.0 million), excluding interest and penalties. All currency conversions in this Legal Proceedings section are as of March 31, 2018.

Unable to resolve the matter at the administrative level, on October 1, 2014, Enterasys Brasil filed a lawsuit in the 11th Public Treasury Court of the Sao Paolo State Court of Justice (Judiciary District of Sao Paolo) to overturn or reduce the ICMS Tax Assessment. As part of this lawsuit, Enterasys Brasil requested a stay of execution, so that no tax foreclosure could be filed and no guarantee would be required until the court issued its final ruling.  On or about October 6, 2014, the court granted a preliminary injunction staying any execution on the assessment, but requiring that Enterasys Brasil deposit the assessed amount with the court.  Enterasys Brasil appealed this ruling and, on or about January 28, 2015, the appellate court ruled that no cash deposit (or guarantee) was required.  In a decision dated August 28, 2017, and published on October 3, 2017, the court validated the assessment and penalty imposed by the Tax Authority, but ruled that the Tax Authority was charging an unlawfully high interest rate on the tax assessment and penalty amounts, and ordered the interest rate reduced to the maximum Federal rate. The August 28, 2017 decision, were it to become final, would require Enterasys Brasil to pay a total of BRL 16.8 million (approximately U.S. $5.1 million), which includes penalties, court costs, attorneys’ fees, and accrued interest as of March 31, 2018.  The Company believes the ICMS Tax Assessment against Enterasys Brasil is without merit, and has appealed the lower court’s decision.  The appellate court ruled that no cash deposit (or guarantee) is required during the pendency of the appeal.

Based on the currently available information, the Company believes the ultimate outcome of the ICMS Tax Assessment litigation will not have a material adverse effect on the Company's financial position or overall results of operations. However, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserted, there can be no assurance of a favorable outcome for Enterasys Brasil, which recorded an accrual of BRL 9.4 million (approximately U.S. $2.8 million) as of the date the Company acquired Enterasys Networks.

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

In re Extreme Networks, Inc. Securities Litigation

On October 23 and 29, 2015, punitive class action complaints alleging violations of securities laws were filed in the U.S. District Court for the Northern District of California against the Company and three of its former officers (Charles W. Berger, Kenneth B. Arola, and John T. Kurtzweil).  Subsequently, the cases were consolidated (In re Extreme Networks, Inc. Securities Litigation, No. 3:15-CY-04883-BLF).  Plaintiffs allege that defendants violated the securities laws by disseminating materially false and misleading statements and concealing material adverse facts regarding the Company’s financial condition, business operations and growth prospects. Plaintiffs seek unspecified damages on behalf of a purported class of investors who purchased the Company’s common stock from September 12, 2013 through April 9, 2015.  On June 28, 2016, the Court appointed a lead plaintiff.  On September 26, 2016, the lead plaintiff filed a consolidated complaint. On November 10, 2016, defendants filed a motion to dismiss, which the Court granted with leave to amend on April 27, 2017.  On June 2, 2017, the lead plaintiff filed an amended complaint, which, on July 10, 2017, defendants again moved to dismiss.  In a March 21, 2018 Order (the “March 2018 Order”), the Court granted in part and denied in part the defendants’ motion. The March 2018 Order narrowed the scope of the case, but allowed certain claims to proceed.  The Company believes plaintiffs’ claims are without merit, and intends to defend them vigorously.

On February 18, 2016, a shareholder derivative case was filed in the Superior Court of California, Santa Clara County (Shaffer v. Kispert et al., No. 16 CV 291726).  The complaint names current and former officers and directors as defendants, and seeks recovery on behalf of the Company based on substantially the same allegations as the securities class action litigation described above.  As a result of the March 2018 Order, the stipulated stay of the derivative litigation now has ended.

XR Communications, LLC d/b/a Vivato Technologies, LLC v. Extreme Networks, Inc.

On April 19, 2017, XR Communications, LLC (“XR”) (d/b/a Vivato Technologies) filed a patent infringement lawsuit against the Company in the Central District of California (XR Communications, LLC, dba Vivato Technologies v. Extreme Networks, Inc., No. 2:17-cv-2953-AG).  The operative Second Amended Complaint asserts infringement of U.S. Patent Nos. 7,062,296, 7,729,728, and 6,611,231 based on the Company’s manufacture, use, sale, offer for sale, and/or importation into the United States of certain access points and routers supporting multi-user, multiple-input, multiple-output technology. XR seeks unspecified damages, on-going royalties, pre- and post-judgment interest, and attorneys’ fees (but no injunction).  On July 24, 2017, the Company filed its answer.  In an order dated April 10, 2018, the Court stayed the case pending a resolution by the Patent Trial and Appeal Board of inter partes review petitions filed by several defendants in other XR-related patent lawsuits challenging the validity of the asserted patents.  Given the stay, the Court took off calendar all previously scheduled events (including a Markman hearing and potential trial date), and scheduled a status conference on October 22, 2018.  The Company believes the claims are without merit, and intends to defend them vigorously.

DIFF Scale Operation Research, LLC v. Extreme Networks, Inc.

On March 15, 2018, DIFF Scale Operation Research, LLC (“DIFF”) filed a patent infringement lawsuit against the Company in the United States District Court for the Southern District of New York (DIFF Scale Operation Research, LLC v. Extreme Networks, Inc., No. 18-cv-2324-KBF).  The complaint alleges infringement of seven patents (four expired) generally directed to virtual connection networking, and accuses a variety of products, including: (1) SLX router and switch products, and NetIron and MLX products; (2) Extreme Management Center versions 7.0.9, 7.1.3, 8.0, and 8.1; (3) ExtremeSwitching and Summit Series switches; and (4) ERS 3000 Series, 4000 Series, and 5000 Series switches.  DIFF seeks unspecified and enhanced damages, pre- and post-judgment interest, attorneys’ fees and costs (but no injunction).  The Company believes the claims are without merit, and intends to defend them vigorously.

Be Labs, Inc. v. Extreme Networks, Inc.

On April 25, 2018, Be Labs, Inc. (“Be Labs”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware (Be Labs, Inc. v. Extreme Networks, Inc., No. 1:18-cv-00626).  The complaint alleges direct and indirect infringement of two patents generally directed to a multimedia wireless distribution system for home or office use, and appears to accuse the Company’s 802.11ac- and 802.11n-compliant ExtremeWireless products.  Be Labs seeks damages, pre- and post-judgment interest, attorneys’ fees, costs, and a permanent injunction.  The Company believes the claims are without merit, and intends to defend them vigorously.

Orckit IP, LLC v. Extreme Networks, Inc., Extreme Networks Ireland Ltd., and Extreme Networks GmbH

On February 1, 2018, Orckit IP, LLC (“Orckit”) filed a patent infringement lawsuit against the Company and our Irish and German subsidiaries in the District Court in Dusseldorf, Germany.  The lawsuit alleges direct and indirect infringement of the German portion of European Patent EP 1 958 364 B1 based on the offer, distribution, use, possession and/or importation into Germany of certain network switches equipped with the ExtremeXOS operating system.  Orckit is seeking injunctive relief, an accounting, and an unspecified declaration of liability for damages and costs of the lawsuit.  On May 3, Extreme Networks GmbH filed a separate nullity action in the Federal Patent Court in Munich, seeking to invalidate the asserted patents, and on May 4, the defendants answered the complaint, denying any infringement and seeking a stay of the action pending the conclusion of the nullity action.  The Company believes the claims are without merit, and intends to defend them vigorously.

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

For the three months ended March 31, 2018 and 2017, the Company recorded income tax provision of $1.7 million and $1.2 million, respectively.  For the nine months ended March 31, 2018 and 2017, the Company recorded income tax provision of $1.8 million and $3.3 million, respectively.

The income tax provisions for the three months ended March 31, 2018 and 2017, consisted primarily of taxes on the income of the Company’s foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the Zebra WLAN Business and the Campus Fabric Business. The income tax provisions for both fiscal years were calculated based on the actual results of operations for the three months ended March 31, 2018 and 2017, and therefore may not reflect the annual effective tax rate.

The income tax provisions for the nine months ended March 31, 2018 and 2017 consisted primarily of taxes on the income of the Company’s foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisitions referenced above. The income tax provision for the nine months ended March 31, 2018 is offset by a tax benefit of $2.5 million resulting from the reduction of the U.S. Federal tax rate from 35% to 21% applied to our deferred tax liability related to amortizable goodwill as required by the recently enacted U.S. tax legislation discussed below.

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

Amounts recorded where accounting is complete in the nine months ended March 31, 2018 principally relate to the reduction in the U.S. federal tax rate to 21 percent, which resulted in the Company reporting an income tax benefit of $2.5 million to remeasure deferred tax liabilities associated with indefinitely lived intangible assets that will reverse at the new 21% rate. Absent this deferred tax liability, the Company is in a net deferred tax asset position that is offset by a full valuation allowance.  Though the impact of the rate change related to net deferred tax assets has a net tax effect of zero, the accounting to determine the gross change in the deferred tax position and the offsetting valuation is not yet complete.  In accordance with Staff Accounting Bulletin (“SAB”) 118, the estimated income tax impact associated with the Transition Tax of zero represents our best estimate based on interpretation of the U.S. legislation as we are still accumulating data to finalize the underlying calculation. In accordance with SAB 118, estimated income tax impact associated with the Transition Tax is considered provisional and will be finalized prior to the end of the measurement period. The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA.

With respect to provisions of the TCJA effective for tax years beginning on or after January 1, 2018, the company anticipates several new provisions may potentially impact tax provisions in future periods including limitations on the deductibility of interest expense and certain executive compensation, a minimum tax on certain foreign earnings (i.e., global intangible low-taxed income or “GILTI”), as well as a base-erosion and anti-abuse tax (“BEAT”).  The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Based on initial assessment and interpretation of the new provision, the Company expects that it will be subject to incremental U.S. tax on GILTI income beginning in fiscal 2019. The Company may elect to account for GILTI tax as a component of tax expense in the period in which it is incurred or account for the GILTI tax in the measurement of deferred taxes. The Company is continuing to evaluate this particular provision and therefore has not yet elected a method but will do so once our analysis is complete. The BEAT provisions in the Tax Reform Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax.  There is a reasonable amount of uncertainty surrounding the interpretation of this new provision, however, based on initial assessment and a conservative interpretation of the new provision, the Company expects that it will be subject to the incremental U.S. tax on BEAT income beginning in fiscal 2019.

The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets as well as the deferred tax assets in Australia and Brazil. A valuation allowance is determined by assessing both negative and positive evidence to determine whether it is “more likely than not” that the deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis.  The Company's inconsistent earnings in recent periods, including a cumulative loss over the last three years, coupled with its difficulty in forecasting future revenue trends as well as the cyclical nature of its business represent sufficient negative evidence to require a full valuation allowance against its U.S. federal and state net deferred tax assets as well as the above mentioned foreign jurisdictions.  This valuation allowance will be evaluated periodically and can be reversed partially or in whole if business results and the economic environment have sufficiently improved to support realization of some or all of the Company's deferred tax assets.

The acquisition of Enterasys in October 2013 included a U.S. parent company as well as its wholly-owned domestic and foreign subsidiaries. The Company elected to treat this stock acquisition as an asset purchase by filing the required election forms under IRC Sec 338(h)(10).  Additionally, the Company completed asset purchases of the Zebra WLAN Business, the Campus Fabric Business and the Brocade Data Center Business in October 2016, July 2017 and October 2017, respectively.  The Company has estimated the value of the intangible assets from these transactions and is amortizing the amounts over 15 years for tax purposes.  During the three and nine months ended March 31, 2018, the Company deducted $1.8 million and $5.5 million of tax amortization expense respectively, for each period related to capitalized goodwill resulting from these acquisitions. As of March 31, 2018, the Company recorded a deferred tax liability of $5.3 million related to this goodwill amortization which is not considered a future source of taxable income in evaluating the need for a valuation allowance against its deferred tax assets.

The Company had $18.5 million of unrecognized tax benefits as of March 31, 2018.  The future impact of the unrecognized tax benefit of $18.5 million, if recognized, would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. The Company does not anticipate any events to occur during the next twelve months that would reduce the unrealized tax benefit as currently stated in the Company’s balance sheet.

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

The following table presents the calculation of net loss per share of basic and diluted (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
		(As adjusted)		(As adjusted)
Net loss	$(13,613)	$(4,977)	$(41,160)	$(14,948)
Weighted-average shares used in per share calculation - basic and diluted	115,059	109,213	113,641	107,531
Net loss per share - basic and diluted	$(0.12)	$(0.05)	$(0.36)	$(0.14)

The following securities were excluded from the computation of net loss per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Options to purchase common stock	2,379	—	2,649	398
Restricted stock units	8,213	4	7,670	7
Employee Stock Purchase Plan shares	972	269	1,101	269
Total shares excluded	11,564	273	11,420	674

12.	Foreign Exchange Forward Contracts

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

As of March 31, 2018, forward foreign currency contracts had a notional principal amount of $6.7 million and an immaterial unrealized gain. These contracts have maturities of less than 90 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. As of March 31, 2017, the Company did not have any derivative instruments outstanding.

Foreign currency transactions gains and losses from operations was a loss of $0.3 million and a gain of $0.8 million for the three months ended March 31, 2018 and 2017, respectively. Foreign currency transactions gains and losses from operations was a loss of $1.5 million and a gain of less than $0.1 million for the nine months ended March 31, 2018 and 2017, respectively.

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

The Company attributes revenues to geographic regions and channels based on the customer's ship-to location as follows (in thousands):

	Three Months Ended
	March 31, 2018			March 31, 2017
				(As adjusted)
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$76,392	$56,929	$133,321	$31,972	$47,367	$79,339
Other	4,288	6,165	10,453	1,559	1,901	3,460
Total Americas	80,680	63,094	143,774	33,531	49,268	82,799
EMEA:	58,668	36,120	94,788	32,090	20,136	52,226
APAC:	3,085	20,357	23,442	2,399	11,772	14,171
Total net revenues	$142,433	$119,571	$262,004	$68,020	$81,176	$149,196

	Nine Months Ended
	March 31, 2018			March 31, 2017
				(As adjusted)
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$181,415	$160,484	$341,899	$98,026	$112,592	$210,618
Other	13,417	20,252	33,669	5,779	14,772	20,551
Total Americas	194,832	180,736	375,568	103,805	127,364	231,169
EMEA:	165,856	97,647	263,503	99,459	61,026	160,485
APAC:	11,480	54,291	65,771	5,464	31,059	36,523
Total net revenues	$372,168	$332,674	$704,842	$208,728	$219,449	$428,177

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

Long-lived Assets	March 31, 2018	June 30, 2017
		(As adjusted)
Americas	$189,321	$67,369
EMEA	15,586	8,998
APAC	10,334	4,275
Total long-lived assets	$215,241	$80,642

14.Subsequent Event

On May 1, 2018, the Company terminated the Amended and Restated Credit Agreement dated October 28, 2016, by and among the Company, as borrower, Silicon Valley Bank, as administrative agent, and the financial institutions that were a party thereto as lenders.

On May 1, 2018, the Company entered into a Credit Agreement (the “New Credit Agreement”), by and among the Company, as borrower, BMO Harris Bank N.A., as an issuing lender and swingline lender, Bank of Montreal, as administrative and collateral agent, and the financial institutions or entities that are a party thereto as lenders.  The New Credit Agreement provides for a $40 million five-year revolving credit facility (the “New Revolver”) and a $190 million five-year term loan (the “New Term Loan” and together with the New Revolver, the “New Senior Secured Credit Facilities”). On May 1, 2018, the Company borrowed $200 million under the New Senior Secured Credit Facilities in order to pay off the existing debt, as noted above and for general corporate purposes.

Borrowings under the New Senior Secured Credit Facilities will bear interest, at the Company’s election, as of May 1, 2018, at a rate per annum equal to LIBOR plus 1.50% to 2.75%, or the adjusted base rate plus 0.50% to 1.75%, based on the Company’s Consolidated Leverage Ratio. In addition, the Company is required to pay a commitment fee of between 0.25% and 0.40% quarterly (currently 0.35%) on the unused portion of the New Revolver, also based on the Company’s Consolidated Leverage Ratio. Principal installments are payable on the New Term Loan in varying percentages quarterly starting June 30, 2018 and to the extent not previously paid, all outstanding balances are to be paid at maturity. The New Senior Secured Credit Facilities are secured by substantially all of the Company’s assets.

Financial covenants under the New Credit Agreement require the Company to maintain a minimum consolidated fixed charge coverage ratio of at least 1.25:1.00 at the end of each fiscal quarter. In addition, the Company’s Consolidated Leverage Ratio shall not be greater than (i) 3.00:1.00 at the end of the fiscal quarters ending March 31, 2018 through September 30, 2019, (ii) 2.75:1.00 at the end of the fiscal quarters ending December 31, 2019 through March 31, 2021, and (iii) 2.50:1.00 at the end of the fiscal quarters ending June 30, 2021 and thereafter. The New Credit Agreement also includes covenants and restrictions that limit, among other things, the Company’s ability to incur additional indebtedness, create liens upon any of its property, merge, consolidate or sell all or substantially all of its assets.

The New Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, the material breach of any of representations and warranties, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, the occurrence of certain ERISA events, the invalidity of the loan documents or a change in control of the Company. The amounts outstanding under the New Senior Secured Credit Facilities may be accelerated upon certain events of default.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q for the third quarter of fiscal nine months ended March 31, 2017, our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; fluctuations in the global economy; risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products and our ability to receive the anticipated benefits of acquired businesses..

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

We believe that understanding the following key developments is helpful to an understanding of our operating results for the fiscal quarter ended March 31, 2018.

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

Acquisitions

Campus Fabric Business

We completed the acquisition of Avaya Inc’s. (“Avaya”) fabric-based secure networking solutions and network security solutions business (the “Campus Fabric Business”) on July 14, 2017 (“Campus Fabric Business Closing Date”) pursuant to the Campus Fabric Business Purchase Agreement dated March 7, 2017 between Avaya and Extreme Networks.  We acquired customers, employees, technology and other assets, as well as assumed contracts and other liabilities of the Campus Fabric Business, for purchase consideration of $79.8 million, including all adjustments.  See Note 2. Business Combination for additional information.

The business combination was accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of the Campus Fabric Business are recorded at their respective fair values and added to those of ours including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.  Results of operations of the Campus Fabric Business are included in our operations beginning with the Campus Fabric Business Closing Date.

During the three and nine months ended March 31, 2018, we recognized acquisition and integration costs of $4.4 million and $13.9 million, respectively, related to the Campus Fabric Business which is included in “Acquisition and integration costs, net of bargain purchase gain” in the accompanying condensed consolidated statements of operations.

Data Center Business

We completed our acquisition of the data center business (the “Data Center Business”) of Brocade Communication Systems, Inc.’s (“Brocade”) on October 27, 2017 (“Data Center Business Closing Date”) dated as of October 3, 2017.  Upon the terms and subject to the conditions of the Data Center Business Asset Purchase Agreement (“Data Center Business APA”), we acquired customers, employees, technology and other assets of the Data Center Business, as well as assumed certain contracts and other liabilities of the Data Center Business, for an upfront cash closing payment equal to $23.0 million, plus deferred payments of $20.0 million to be paid $1.0 million per quarter for 20 full quarters following the Data Center Business Closing Date, plus quarterly earn out payments equal to 50% of profits of the Data Center Business for the five-year period commencing at the end of our first full fiscal quarter following the Data Center Business Closing Date.  See Note 2. Business Combination for additional information.

The acquisition was accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of the Data Center Business are recorded at their respective fair values and added to those of ours including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.  Results of operations of the Data Center Business are included in our operations beginning with the Data Center Business Closing Date.

During the three and nine months ended March 31, 2018, we recognized acquisition costs of $5.0 million and $38.8 million, respectively, including a $25.0 million consent fee paid to Broadcom Corporation (“Broadcom”), to terminate a previous asset purchase agreement entered into by the Company to purchase the Data Center Business from Broadcom, in anticipation of Broadcom’s acquisition of Brocade. The fee was paid to Broadcom to allow the Company to buy the Data Center Business directly from Brocade. Acquisitions costs are included in “Acquisition and integration costs, net of bargain purchase gain” in the accompanying condensed consolidated statements of operations.

Key Financial Metrics

During the third quarter of fiscal 2018, we reflected the following results:

•	Net revenues of $262.0 million compared to $149.2 million in the third quarter of fiscal 2017.
•	Product revenue of $203.5 million compared to $111.3 million in the third quarter of fiscal 2017.
•	Service revenue of $58.5 million compared to $37.9 million in the third quarter of fiscal 2017.
•	Total gross margin of 54.6% of net revenues compared to 55.5% of net revenues in the third quarter of fiscal 2017.
•	Operating loss of $8.2 million compared to operating loss $2.6 million in the third quarter of fiscal 2017.
•	Net loss of $13.6 million compared to a net loss of $5.0 million in the third quarter of fiscal 2017.
•

Cash flow used in operating activities of $1.7 million compared to cash flow provided by operating activities of $44.0 million in the nine months ended March 31, 2017.  Cash, cash equivalents and marketable securities of $105.3 million compared to $130.5 million as of June 30, 2017.

 Net Revenues

The following table presents net product and service revenue for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2018	March 31, 2017	$ Change	% Change	March 31, 2018	March 31, 2017	$ Change	% Change
		(As adjusted)				(As adjusted)
Net Revenues:
Product	$203,527	$111,321	$92,206	82.8%	$543,151	$319,469	$223,682	70.0%
Percentage of net revenue	77.7%	74.6%			77.1%	74.6%
Service	58,477	37,875	20,602	54.4%	161,691	108,708	52,983	48.7%
Percentage of net revenue	22.3%	25.4%			22.9%	25.4%
Total net revenues	$262,004	$149,196	$112,808	75.6%	$704,842	$428,177	$276,665	64.6%

Product revenue increased $92.2 million or 82.8% for the three months ended March 31, 2018 as compared to the corresponding period of fiscal 2017. The increase in product revenues was attributable to growth related to the acquisitions of the Campus Fabric and the Data Center Businesses and to a lesser extent, organic growth of legacy revenues.

Product revenue increased $223.7 million or 70.0% for the nine months ended March 31, 2018 as compared to the corresponding period of fiscal 2017. The increase in product revenues was attributable to growth related to the acquisitions of the WLAN, the Campus Fabric and the Data Center Businesses and to a lesser extent, organic growth of legacy revenues.

Service revenue increased $20.6 million, or 54.4% for the three months ended March 31, 2018 as compared to the corresponding period of fiscal 2017. The increase in service revenue was due to the increased number of service contracts acquired as a result of the acquisitions of the Campus Fabric and the Data Center Businesses.

Service revenue increased $53.0 million or 48.7% for the nine months ended March 31, 2018 as compared to the corresponding period of fiscal 2017. The increase in service revenue was due to the increased number of service contracts acquired as a result of the acquisitions of the WLAN, the Campus Fabric and the Data Center Businesses.

The following table presents the product and service, gross profit and the respective gross profit percentages for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2018	March 31, 2017	$ Change	% Change	March 31, 2018	March 31, 2017	$ Change	% Change
		(As adjusted)				(As adjusted)
Gross profit:
Product	$109,042	$59,046	$49,996	84.7%	$290,149	$160,318	$129,831	81.0%
Percentage of product revenue	53.6%	53.0%			53.4%	50.2%
Service	33,941	23,758	10,183	42.9%	94,201	68,024	26,177	38.5%
Percentage of service revenue	58.0%	62.7%			58.3%	62.6%
Total gross profit	$142,983	$82,804	$60,179	72.7%	$384,350	$228,342	$156,008	68.3%
Percentage of net revenues	54.6%	55.5%			54.5%	53.3%

Product gross profit increased $50.0 million or 84.7% for the three months ended March 31, 2018 as compared to the corresponding period in fiscal 2017, primarily due to higher revenues attributed to the acquisitions of the Campus Fabric and Data Center Businesses and to lower production costs due to cost reduction efforts, partially offset by increases in amortization of developed technology intangibles of $3.7 million, warranty charges of $2.1 million and acquisition and integration related costs of $1.7 million.

Product gross profit increased $129.8 million or 81.0% for the nine months ended March 31, 2018 as compared to the corresponding period of fiscal 2017, primarily due to higher revenues attributed to the acquisitions of the WLAN, the Campus Fabric and the Data Center Businesses and lower production costs due to cost reduction efforts. The increases in product gross profit were partially offset by increases in amortization of developed technology intangibles of $5.1 million, warranty charges of $4.8 million, royalty charges of $2.1 million and acquisition and integration related costs of $2.1 million including excess inventory charges related to the discontinuance of certain product lines due to the acquisitions of the Campus Fabric and the Data Center Businesses as opposed to the same charges incurred related to the acquisition of the WLAN Business in the corresponding period in fiscal 2017.

Service gross profit increased $10.2 million and $26.2 million or 42.9% and 38.5% for the three and nine months ended March 31, 2018 as compared to the corresponding period in fiscal 2017, primarily due to the acquisitions of the WLAN, Campus Fabric and Data Center Businesses as a result of a higher number of maintenance contracts.

Operating Expenses

The following table presents operating expenses for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2018	March 31, 2017	$ Change	% Change	March 31, 2018	March 31, 2017	$ Change	% Change
		(As adjusted)				(As adjusted)
Research and development	$50,920	$24,691	$26,229	106.2%	$131,112	$67,003	$64,109	95.7%
Sales and marketing	72,240	38,790	33,450	86.2%	193,460	116,674	76,786	65.8%
General and administrative	11,707	9,612	2,095	21.8%	35,561	27,296	8,265	30.3%
Acquisition and integration costs, net of bargain purchase gain	9,316	3,418	5,898	172.6%	47,675	9,908	37,767	381.2%
Restructuring and related charges, net of reversals	4,920	7,719	(2,799)	(36.3)%	4,920	9,572	(4,652)	(48.6)%
Amortization of intangibles	2,101	1,193	908	76.1%	6,461	7,510	(1,049)	(14.0)%
Total operating expenses	$151,204	$85,423	$65,781	77.0%	$419,189	$237,963	$181,226	76.2%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consists of compensation, benefits and stock-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses increased by $26.2 million or 106.2% for the three months ended March 31, 2018 as compared to the corresponding period of fiscal 2017.  The increase in research and development expenses was due to higher personnel costs of $19.7 million due to increased headcount related to the acquisitions of the Campus Fabric and Data Center Businesses, $3.4 million in increased facility and information technology costs, $2.8 million in increased supplies and equipment costs and $0.3 million in increased travel and other costs.

Research and development expenses increased by $64.1 million or 95.7% for the nine months ended March 31, 2018 as compared to the corresponding period of fiscal 2017.  The increase in research and development expenses was due to higher personnel costs of $49.8 million due to increased headcount related to the acquisitions of the WLAN, Campus Fabric and Data Center Businesses, $8.7 million in increased facility and information technology costs, $4.6 million in increased supplies and equipment costs and $1.0 million in increased travel and other costs.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (which consists of compensation, benefits and stock-based compensation), as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $33.5 million or 86.2% for the three months ended March 31, 2018 as compared to the corresponding period of fiscal 2017 primarily as a result of the acquisitions of the Campus Fabric and Data Center Businesses.  The increase consisted of higher personnel costs of $25.1 million, $4.0 million in increased travel, meeting and conference costs, $1.9 million in increased facility and information technology costs, $1.4 million in additional professional fees and $0.9 million in supplies and equipment costs.

Sales and marketing expenses increased by $76.8 million or 65.8% for the nine months ended March 31, 2018 as compared to the corresponding period of fiscal 2017 primarily as a result of the acquisitions of the WLAN, Campus Fabric and Data Center Businesses.  The increase consisted of higher personnel costs of $55.9 million, $10.7 million in increased travel, meeting and conference costs, $5.3 million in increased facility and information technology costs, $3.6 million in additional professional fees and $1.3 million in supplies and equipment costs.

General and Administrative Expenses

General and administrative expense consists primarily of personnel costs (which consists of compensation, benefits and stock-based compensation), legal and professional service costs, travel and facilities and information technology costs.

General and administrative expenses increased by $2.1 million or 21.8% for the three months ended March 31, 2018 as compared to the corresponding period of fiscal 2017 primarily due to $2.3 million in higher personnel costs, $1.0 million in higher professional fees, $0.3 million in higher bad debts provision, partially offset by a change of $1.3 million in fair value of contingent consideration obligations and $0.2 million in reduced facility and information technology costs.

General and administrative expenses increased by $8.3 million or 30.3% for the nine months ended March 31, 2018 as compared to the corresponding period of fiscal 2017 primarily due to $6.0 million in higher personnel costs, $2.2 million in higher professional fees and $1.4 million in higher bad debts provision, partially offset by a change of $1.3 million in fair value of contingent consideration obligations.

Acquisition and Integration Costs, Net of Bargain Purchase Gain

During the three months ended March 31, 2018 and 2017, we recorded $9.3 million and $3.4 million, respectively, of acquisition and integration costs.

For the three months ended March 31, 2018, we incurred $3.1 million of acquisition and $1.3 million of integration costs related to the acquisition of the Campus Fabric Business and $3.5 million of acquisition and $1.5 million of integration costs related to the acquisition of the Data Center Business.

Expenses for the three months ended March 31, 2017 consisted primarily of legal and accounting services associated with the acquisition of the WLAN Business.

During the nine months ended March 31, 2018 and 2017, we recorded $47.7 million and $9.9 million, respectively, of acquisition and integration costs.

For the nine months ended March 31, 2018, we incurred $9.0 million of acquisition and $4.9 million of integration costs related to the acquisition of the Campus Fabric Business and $35.1 million of acquisition and $3.7 million of integration costs related to the acquisition of the Data Center Business. The Data Center Business acquisition costs includes a $25.0 million consent fee paid to Broadcom, to terminate a previous asset purchase agreement entered into by the Company to purchase the Data Center Business from Broadcom, in anticipation of Broadcom’s acquisition of Brocade. The fee was paid to Broadcom to allow the Company to buy the Data Center Business directly from Brocade. We also recorded a gain on bargain purchase of $5.0 million related to the acquisition of the Capital Financing business.

Expenses for the nine months ended March 31, 2017 consisted of acquisition and integration costs associated with the acquisition of the WLAN Business of $7.6 million, acquisition costs associated with the acquisition of the Campus Fabric Business of $1.3 million and acquisition costs associated with the acquisition of the Data Center Business of $1.0 million.

Restructuring and Related Charges, Net of Reversals

For the three and nine months ended March 31, 2018, we recorded restructuring charges of $4.9 million related to a reduction in force.  The charges are comprised of employee severance and benefits expenses.

During the three months ended March 31, 2017, we incurred $7.7 million in restructuring and other charges.  The significant charges during the quarter were related to a reduction in force totaling $5.3 million.  Additionally, we entered into an agreement to sublease our Rio Robles site in San Jose, California during the third quarter of fiscal 2017. The sublease is for the remaining duration of the lease. The sublease resulted in adjustments to the prior estimates for the amount of sublease payments, timing of sublease activities and real estate commissions associated with the sublease.   The adjustments to sub-lease income to be received related to the future obligations for non-cancelable lease payments in the amount of $1.5 million and accelerated depreciation of leasehold improvements and fixed assets in the amount of $0.9 million.

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

Amortization of Intangibles

During the three months ended March 31, 2018 and 2017, we recorded $2.1 million and $1.2 million, respectively, of amortization expense as operating expenses in the accompanying condensed consolidated statements of operations.  The increase was mainly due to additional amortization related to the acquired intangibles from the Campus Fabric and the Data Center Businesses, partially offset by the acquired intangibles from the Enterasys acquisition becoming fully amortized.

During the nine months ended March 31, 2018 and 2017, we recorded $6.5 million and $7.5 million, respectively of amortization expense as operating expenses in the accompanying condensed consolidated statements of operations.  The reduction was due to the acquired intangibles from the Enterasys acquisition becoming fully amortized, partially offset by additional amortization related to the acquired intangibles from the WLAN, Campus Fabric and Data Center Businesses.

Interest Expense

During the three months ended March 31, 2018 and 2017, we recorded $4.0 million and $1.2 million, respectively, in interest expense.  The increase in interest expense was primarily in connection with the increased balance of our Credit Facility due to the acquisitions of the Campus Fabric Business and the Data Center Business and accretion of interest expense of $1.4 million associated with the Data Center Business contingent consideration obligation.

During the nine months ended March 31, 2018 and 2017, we recorded $8.8 million and $3.0 million, respectively, in interest expense.  The increase in interest expense was primarily in connection with the increased balance of our Credit Facility due to the acquisitions of the WLAN, the Campus Fabric and the Data Center Businesses and accretion of interest expense of $1.4 million associated with the Data Center Business contingent consideration obligation.

Other Income (Expense), Net

During the three months ended March 31, 2018 and 2017, we recorded expense of $0.4 million and income of $0.3 million, respectively, in other income (expense), net. The change was primarily due to foreign exchange gains and losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

During the nine months ended March 31, 2018 and 2017, we recorded income of 2.1 million and $0.6 million, respectively, in other income (expense), net. The income for fiscal 2018 period was primarily driven by a gain of $3.8 million due to the sale of non-marketable equity investment, partially offset by foreign exchange losses.  The income for fiscal 2017 period was primarily due to foreign exchange gains from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended March 31, 2018 and 2017, we recorded an income tax provision of $1.7 million and $1.2 million, respectively, which consisted primarily of taxes on the income of our foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys, the WLAN Business and the Campus Fabric Business.  The income tax provisions for both fiscal years were calculated based on the actual results of operations for the three months ended March 31, 2018 and 2017, and therefore may not reflect the annual effective tax rate.

For the nine months ended March 31, 2018 and 2017, we recorded an income tax provision of $1.8 million and $3.3 million, respectively, which consisted primarily of taxes on the income of the Company’s foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisitions referenced above.  The tax provision for the nine months ended March 31, 2018 is offset by a tax benefit resulting from the reduction of the U.S. Federal tax rate from 35% to 21% applied to our deferred tax liability related to amortizable goodwill as required by the recently enacted U.S. tax legislation discussed in Note 10 of the accompanying condensed consolidated financial statements.

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

Sales to stocking distributors are made under terms allowing certain price adjustments and limited rights of return (known as “stock rotation”) of the Company’s products held in their inventory. Revenue from sales to distributors is recognized upon the transfer of control to the distributor. Frequently, distributors need to sell at a price lower than the contractual distribution price in order to win business, and submits rebate requests for Company pre-approval prior to selling the product through at the discounted price. At the time the distributor invoices its customer or soon thereafter, the distributor submits a rebate claim to the Company to adjust the distributor’s cost from the contractual price to the pre-approved lower price. After the Company verifies that the claim was pre-approved, a credit memo is issued to the distributor for the rebate claim. In determining the transaction price, the Company considers these rebate adjustments to be variable consideration. Such price adjustments are estimated using the expected value method based on an analysis of actual claims at the distributor level over a period of time considered adequate to account for current pricing and business trends. Stock rotation rights grant the distributor the ability to return certain specified amounts of inventory. Stock rotation adjustments are an additional form of variable consideration and are also estimated using the expected value method based on historical return rates. There were no material changes in the current period to the estimated variable consideration for performance obligations which were satisfied or partially satisfied during previous periods. For additional information, see Note 3, Summary of Significant Accounting Policies.

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

Liquidity and Capital Resources

The following summarizes information regarding our cash, cash equivalents, marketable securities and working capital (in thousands):

	March 31, 2018	June 30, 2017
Cash and cash equivalents	$103,177	$130,450
Marketable securities	2,091	—
Total cash, cash equivalent and marketable securities	$105,268	$130,450
Working capital	$32,294	$85,637

As of March 31, 2018, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $105.3 million, accounts receivable, net of $188.4 million and availability of borrowings from the five-year revolving credit facility (“Revolver”) of $48.8 million. Our principal uses of cash will purchase of finished goods inventory from our contract manufacturers, payroll, restructuring expenses and other operating expenses related to the development, marketing of our products, purchases of property and equipment and include repayments of debt and related interest. We believe that our $105.3 million of cash, cash equivalents and marketable securities at March 31, 2018 and the availability of borrowings from the Revolver will be sufficient to fund our principal uses of cash for at least the next 12 months.

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

On October 26, 2017, we entered into the Third Amendment to the Credit Facility (the “Third Amendment”).  Among other things, the Third Amendment (i) amends the negative covenant governing dispositions to increase the general dispositions basket for our fiscal year ending June 30, 2018, and (ii) amends certain definitions and provisions to update certain references to the Data Center Business APA.  On October 27, 2017, we borrowed $20.0 million on the Term Loan to partially fund the acquisition of the Data Center Business.

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

The Credit Facility contains financial covenants that require us to maintain a minimum Consolidated Fixed Charge Coverage Ratio and a Consolidated Quick Ratio and a maximum Consolidated Leverage Ratio as well as several other financial and non-financial covenants and restrictions that limit our ability to incur additional indebtedness, create liens upon any of our property, merge, consolidate or sell all or substantially all of our assets, etc.  These covenants, are subject to certain exceptions.  At March 31, 2018, we were in compliance with the covenants of the Credit Facility and they are not expected to impact our liquidity or capital resources.

On May 1, 2018, we terminated the Credit Facility and entered into a Credit Agreement (the “New Credit Agreement”), by and among the Company, as borrower, BMO Harris Bank N.A., as an issuing lender and swingline lender, Bank of Montreal, as administrative and collateral agent, and the financial institutions or entities that are a party thereto as lenders.  The New Credit Agreement provides for a $40 million five-year revolving credit facility (the “New Revolver”) and a $190 million five-year term loan (the “New Term Loan” and together with the New Revolver, the “New Senior Secured Credit Facilities”). On May 1, 2018, we borrowed $200 million under the New Senior Secured Credit Facilities in order to pay off the existing debt, as noted above and for general corporate purposes.

See Note 14 (Subsequent Events) to the condensed consolidated financial statements for more information on the New Credit Agreement.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Nine Months Ended
	March 31, 2018	March 31, 2017
Net cash (used in) provided by operating activities	$(1,730)	$43,961
Net cash used in investing activities	(114,658)	(69,159)
Net cash provided by financing activities	89,214	48,328
Foreign currency effect on cash	(99)	28
Net (decrease) increase in cash and cash equivalents	$(27,273)	$23,158

Net Cash (Used in) Provided by Operating Activities

Cash flows used in operations in the nine months ended March 31, 2018 were $1.7 million, including net loss of $41.2 million and non-cash expenses of $46.2 million for items such as amortization of intangibles, stock-based compensation, depreciation, deferred income taxes, gain on bargain purchase and gain on sale of non-marketable equity investment as well as increases in accounts receivables, prepaid expenses and decreases in accrued compensation and benefits. This was partially offset by a decrease in inventories and increases in accounts payable, deferred revenue and other current and long-term liabilities.

Cash flows provided by operations in the nine months ended March 31, 2017 were $44.0 million including net loss of $14.9 million and non-cash expenses of $35.4 million for items such as amortization of intangibles, stock-based compensation expense and depreciation as well as decreases in accounts receivable, inventories, prepaid expenses and other assets and increases in accounts payable and other current and long-term liabilities.  This was partially offset by decreases in deferred revenue and accrued compensation and benefits.

Net Cash Used in Investing Activities

Cash flows used in investing activities in the nine months ended March 31, 2018 were $114.7 million which consisted of expenditures for acquisitions of $97.6 million consisting of $69.6 million for the acquisition of the Campus Fabric Business and $29.5 million for the acquisition of the Data Center Business, less receipt of $1.6 million as final settlement of a working capital adjustment related to the WLAN Business acquisition, purchases of property and equipment of $22.0 million and proceeds of $4.9 million related to the sale of non-marketable equity investment.

Cash flows used in investing activities in the nine months ended March 31, 2017 were $69.2 million which consisted of expenditures of $51.1 million for the WLAN Business acquisition, $10.2 million in deposits in conjunction with the acquisition of the Campus Fabric Business and $7.8 million of purchases of property and equipment.

Net Cash Provided by Financing Activities

Cash flows provided by financing activities in the nine months ended March 31, 2018 were $89.2 million, including new borrowings of $100.0 million to fund our acquisitions of the Campus Fabric Business and the Data Center Business, $4.7 million proceeds from issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”) and the exercise of stock options, net of taxes paid on vested and released stock awards, partially offset by repayments of debt totaling $13.3 million and $1.5 million of loan fees incurred in connection with the Second Amendment of our Credit Facility.

Cash flows provided by financing activities in the nine months ended March 31, 2017 were $48.3 million which consisted of new borrowings of $48.3 million under our Credit Facility, $9.2 million proceeds from the issuance of shares of our common stock under our ESPP and the exercise of stock options, net of taxes paid on vested and released stock awards, offset by repayment of debt totaling $7.8 million and $1.3 million of loan fees incurred in connection with the Credit Facility.

Foreign Currency Effect on Cash

Foreign currency effect on cash increased in the three and nine months ended March 31, 2018, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Brazilian Real, British Pound, Indian Rupee and the EURO.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Debt obligations	$180,434	$25,260	$74,328	$80,846	$—
Interest on debt obligations	24,958	8,585	12,478	3,895	—
Non-cancellable inventory purchase commitments	151,483	151,483	—	—	—
Non-cancellable purchase commitments	17,500	5,000	11,000	1,500	—
Non-cancellable operating lease obligations	105,094	21,046	34,369	27,468	22,211
Deferred payments for an acquisition	19,000	4,000	12,000	3,000	—
Contingent consideration for acquisitions	46,526	13,270	17,305	15,951	—
Other liabilities	1,046	244	488	314	—
Total contractual cash obligations	$546,041	$228,888	$161,968	$132,974	$22,211

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. Inventory purchase commitments were $151.5 million as of March 31, 2018. We expect to honor the inventory purchase commitments within the next 12 months.

Non-cancelable purchase commitments represent future payments for software and support used in our products.

Non-cancelable operating lease obligations represent base rents and operating expense obligations to landlords for facilities we occupy at various locations.

Deferred payments for the acquisition of the Data Center Business represent a $1.0 million per quarter for our next twenty full fiscal quarters following the acquisition date of October 27, 2017.

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

We did not have any material commitments for capital expenditures as of March 31, 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The following table presents the amounts of our cash equivalents that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2018 (dollars in thousands).

	Maturing in
	Three months or less	Three months to one year	Greater than one year	Total	Fair Value
March 31, 2017
Included in cash equivalents	$4,500	$—	$—	$4,500	$4,500
Weighted average interest rate	0.2%	—%	—%

The following tables present hypothetical changes in fair value of the financial instruments held at March 31, 2018, that are sensitive to changes in interest rates (in thousands):

Unrealized gain given a decrease in interest rate of X bps		Fair value as of	Unrealized loss given an increase in interest rate of X bps
(100 bps)	(50 bps)	March 31, 2018	100 bps	50 bps
$—	$—	$4,500	$—	$—

Debt

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from our credit facility.

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the Second Amendment to our Credit Facility.  Our debt and Credit Facilities, are fully described in the Note 3 of our Notes to the Consolidated Financial Statements in our annual report on Form 10-K.  At March 31, 2018, we had $178.7 million of debt outstanding, all of which was from our Credit Facilities.  Through the third quarter of fiscal 2018, the average daily outstanding amount was $184.9 million with a high of $185.0 million and a low of $180.4 million.

The following table presents hypothetical changes in interest expense for the quarter ended March 31, 2018, on outstanding credit facility borrowings as of March 31, 2018, that are sensitive to changes in interest rates (in thousands):

Change in interest expense given a decrease in interest rate of X bps*		Average outstanding debt as of	Change in interest expense given an increase in interest rate of X bps
(100 bps)	(50 bps)	March 31, 2018	100 bps	50 bps
$(451)	$(226)	$180,434	$451	$226

*	Underlying interest rate was 1.30% during the quarter.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other expense, net. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. At March 31, 2018, we had $6.7 million notional of forward foreign currency contracts outstanding.

Foreign currency transaction gains and losses from operations was a loss of $0.3 million and gain of $0.8 million for the three months ended March 31, 2018 and 2017, respectively. Foreign currency transaction gains and losses from operations was a loss of $1.5 million and a gain of $0.0 million for the nine months ended March 31, 2018 and 2017, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15(d) – 15(f) during the March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition to facilitate its adoption on July 1, 2017. There were no significant changes to our internal control over financial reporting due to the adoption of this new standard.

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

For example, on October 28, 2016, we completed the acquisition of the WLAN Business from Zebra Technologies Corporation and amended the Credit Facility with our lenders to finance the acquisition.  As of March 31, 2018, we had $178.7 million of indebtedness outstanding.

On July 14, 2017, we completed the acquisition of the Campus Fabric Business for a purchase price of $100.0 million subject to certain adjustments set forth in the Campus Fabric Business Purchase Agreement.

On October 27, 2017, the Company completed its acquisition of the Data Center Business. Upon the terms and subject to the conditions of the Data Center Business Asset Purchase Agreement (“Data Center Business APA”), the Company acquired customers, employees, technology and other assets of the Data Center Business, as well as assumed certain contracts and other liabilities of the Data Center Business, for an upfront cash closing payment equal to $23.0 million, plus a deferred payment equal to $20.0 million to be paid $1 million per quarter for 20 quarters following the Closing, plus quarterly earn out payments equal to 50% of profits of the Data Center Business, with certain deductions per the terms of the Data Center Business APA, for the five-year period commencing at the end of our first full fiscal quarter following the Data Center Business Closing Date.

There can be no assurance that we will achieve the revenues, growth prospects and synergies expected from any acquisition or that we will achieve such revenue, growth prospects and synergies in the anticipated time period and our failure to do so could have a material adverse effect on our business, operating results and financial condition. Moreover, even if we do obtain benefits in the form of increased sales and earnings, these benefits may be recognized much later than the time when the expenses associated with an acquisition are incurred. This is particularly relevant in cases where it would be necessary to integrate new types of technology into our existing portfolio and new types of products may be targeted for potential customers with which we do not have pre-existing relationships.

Our ability to realize the anticipated benefits of our acquisitions and investment activities, including the WLAN Business, Campus Fabric Business and Data Center Business, also entail numerous risks, including, but not limited to:

•	difficulties in the assimilation and successful integration of acquired operations, sales functions, technologies and/or products;
•	unanticipated costs, litigation or other contingent liabilities associated with the acquisition or investment transaction;

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

In addition, we may not be able to successfully integrate any businesses, products, technologies, or personnel that we might acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

Our credit facilities impose financial and operating restrictions on us.

Our debt instruments, including our credit facility, impose, and the terms of any future debt may impose, operating and other restrictions on us. These restrictions could affect, and in many respects limit or prohibit, among other items, our ability to:

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

The agreements governing our credit facility also require us to achieve and maintain compliance with specified financial ratios. A breach of any of these restrictive covenants or the inability to comply with the required financial ratios could result in a default under our debt instruments. If any such default occurs, the lenders under our credit agreement may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. The lenders under our credit agreement also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under our credit agreement will have the right to proceed against the collateral granted to them to secure the debt. If the debt under our credit agreement were to be accelerated, we cannot give assurance that this collateral would be sufficient to repay our debt.

If we fail to meet our payment or other obligations under our credit facility the lenders under such credit facility could foreclose on, and acquire control of, substantially all of our assets.

Our credit facility is jointly and severally guaranteed by us and certain of our subsidiaries. Borrowings under our credit facility are secured by liens on substantially all of our assets, including the capital stock of certain of our subsidiaries, and the assets of our subsidiaries that are loan party guarantors. If we are unable to repay outstanding borrowings when due, the lenders under our credit agreement will have the right to proceed against this pledged capital stock and take control of substantially all of our assets.

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

We have reported losses in each of our four most recent fiscal years. In addition, in years when we reported profits, we were not profitable in each quarter during those years. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses. Any delay in generating or recognizing revenue could result in a loss for a quarter or full year. Even if we are profitable, our operating results may fall below our expectations and those of our investors, which could cause the price of our stock to fall.

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

When we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer or cancel orders for our existing products; in addition, ending sales of existing products may cause customers to cancel or defer order for our existing products.  These actions could have a material adverse effect on our operating results by unexpectedly decreasing sales, increasing inventory levels of older products and exposing us to greater risk of product obsolescence.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents, copyrights (including rights to “open source” software) and other intellectual property rights. As the Company has grown it has, and may continue to, experience greater revenues and increased public visibility, which may cause competitors, customers, and governmental authorities to be more likely to initiate litigation against us. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the issuance of new patents at a rapid pace, it is not possible to determine in advance if a product or component might infringe the patent rights of others. Because of the potential for courts awarding substantial damages, the lack of predictability of such awards and the high legal costs associated with the defense of such patent infringement matters that would be expended to prove lack of infringement, it is not uncommon for companies in our industry to settle even potentially unmeritorious claims for very substantial amounts. Furthermore, the entities with whom we have or could have disputes or discussions include entities with extensive patent portfolios and substantial financial assets. These entities are actively engaged in programs to generate substantial revenue from their patent portfolios and are seeking or may seek significant payments or royalties from us and others in our industry.

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

We have in the past, currently are and will likely in the future pursue or be subject to claims or lawsuits in the normal course of our business. In addition to the risks related to the intellectual property lawsuits described above, we are currently parties to other litigation as described in Note 9 to our Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. Regardless of the result, litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a lawsuit in which we are a defendant could result in a court order against us or payments to other parties that would have an adverse effect on our business, results of operations or financial condition. Even if we are successful in prosecuting claims and lawsuits, we may not recover damages sufficient to cover our expenses incurred to manage, investigate and pursue the litigation. In addition, subject to certain limitations, we may be obligated to indemnify our current and former customers, suppliers, directors, officers and employees in certain lawsuits. We may not have adequate insurance coverage to cover all of our litigation costs and liabilities.

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

While our analysis and interpretation of this legislation is preliminary and ongoing, based on our current evaluation, we do not expect the reduction of the U.S. corporate income tax rate will have a materially adverse impact to our earnings given our U.S. valuation allowance.  We also do not currently believe the one-time transition tax will have a materially adverse impact given our ability to utilize existing tax attributes.  An estimate of the impact was recorded in the second quarter of the fiscal year ending June 30, 2018, the period in which the tax legislation was enacted, however, these amounts may be subject to further adjustment in subsequent periods throughout fiscal 2018 in accordance with recent interpretive guidance issued by the SEC as well as future regulatory guidance.  We believe the limitation on interest deductions, the expanded limitation on executive compensation deductions and the anti-base erosion provisions in the legislation may negatively impact our cash flows going forward.  There may be other material adverse effects resulting from the legislation that we have not yet identified.

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

While the full effects of the referendum will not be known for some time, the referendum and beginnings of the British exit from the European Union could cause disruptions to, and create uncertainty surrounding, our business with customers in the United Kingdom. One of the effects of the referendum to date includes currency exchange rate fluctuations that have or may in the future result in the strengthening of the U.S. Dollar against the U.K. Pound Sterling. A weaker U.K. Pound Sterling means that revenues earned in U.K. Pounds Sterling translate to lower reported U.S. Dollar revenues. A weaker U.K. Pound Sterling also means that expenses incurred in U.K. Pound Sterling translate to lower reported U.S. Dollar expenses. In addition, any future increases in the value of the U.S. Dollar relative to the U.K. Pounds Sterling could make the sale of our products less competitive in the United Kingdom.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable

Item 3. Defaults Upon Senior Securities - Not applicable

Item 4. Mine Safety Disclosure - Not Applicable

Item 5. Other Information – Not Applicable

Item 6. Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1*	Section 906 Certification of Chief Executive Officer.				X

32.2*	Section 906 Certification of Chief Financial Officer.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

* Furnished herewith. Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC. (Registrant)

/ S / B. DREW DAVIES
B. Drew Davies
Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

May 10, 2018